Form 10-K405
period 2001-12-31
FIVE STAR QUALITY CARE INC
filed 2002-03-29
CIK 1159281

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) of THE
                         SECURITIES EXCHANGE ACT OF 1934

(mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-16817

                          FIVE STAR QUALITY CARE, INC.
           (Exact name of the Registrant as specified in its Charter)

                      Maryland                                 04-3516029
  (State or Other Jurisdiction of Incorporation or           (IRS Employer
                    Organization)                           Identification No.)

    400 Centre Street, Newton, Massachusetts                       02458
     (Address of Principal Executive Office)                     (Zip Code)

                                  617-796-8387
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) ofthe Act:


 Title of Each Class                   Name of Each Exchange on Which Registered

    Common Stock                               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:            None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates was $31.9 million based on $7.40 per share, the last reported sale price of the shares of the registrant's common stock, $0.01 par value per share (the "Common Shares"), on the American Stock Exchange on March 25, 2002. For purposes of determining the aggregate market value of the registrant's voting stock, 310,732.6 Common Shares held by the Directors and officers of the registrant have been included in the number of shares held by affiliates. 35,000 Common Shares held by Senior Housing Properties Trust are included in the aggregate total of 310,732.6 Common Shares.

Number of the  registrant's  Common  Shares  outstanding  as of March 25,  2002:
4,624,334

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is to be incorporated herein by reference from the definitive Proxy Statement of Five Star Quality Care, Inc. (referred to as "us", "we", "our" or the "Company") for its annual meeting of shareholders currently scheduled to be held on May 7, 2002.

                                 ---------------

                            CERTAIN IMPORTANT FACTORS

         We have made statements that are not historical facts in this Form 10-K that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern: our ability to successfully close our pending acquisition on negotiated terms or at all; our ability to manage effectively the 56 facilities we lease from Senior Housing Properties Trust and the communities we intend to acquire; Marriott Senior Living Services, Inc.'s ability to manage effectively the 31 retirement communities we lease from Senior Housing; our ability to generate revenues in excess of our operating expenses and the sufficiency of these and other resources to provide capital for our growth or to pay our liabilities, including rent, as they come due; our ability to close our pending $20 million line of credit; our ability to access additional capital to fund our operations and growth; our ability to acquire and operate successfully additional senior living businesses; our tax status as a "United States real property holding corporation" assuming completion of our pending acquisition; and our ability to operate successfully as a separate public company. Also, whenever we use words such as "believe", "expect", "anticipate", "estimate" or similar expressions, we are making forward-looking statements. Forward-looking statements are not guaranteed to occur and involve risks and uncertainties. Our expected results may not be achieved, and actual results may differ materially from our expectations. Investors should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations which may or may not occur. The accompanying information contained in this Form 10-K, including the information under the headings "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.

                                           FIVE STAR QUALITY CARE, INC.
                                           2001 FORM 10-K ANNUAL REPORT

                                                Table of Contents


                                                                                                             Page
                                                      PART I

Items 1 & 2         Business and Properties....................................................................1
Item 3              Legal Proceedings.........................................................................19
Item 4              Submission of Matters to a Vote of Security Holders.......................................19

                                                     PART II

Item 5              Market for the Registrant's Common Equity and Related Shareholder Matters.................20
Item 6              Selected Financial Data...................................................................20
Item 7              Management's Discussion and Analysis of Financial Condition and Results of
                      Operations..............................................................................22
Item 7A             Quantitative and Qualitative Disclosures About Market Risk................................27
Item 8              Financial Statements and Supplementary Data...............................................27
Item 9              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......27

                                                     PART III

To be incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 7, 2002, which is expected to be filed not later than 120 days after the end of the our fiscal year.

                                                     PART IV

Item 14             Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................28

Items 1 and 2.  Business and Properties

GENERAL

         We are in the business of operating senior living facilities, including independent living and congregate care communities, assisted living facilities and nursing homes. We lease and operate 56 senior living facilities. We lease 31 communities managed by Marriott Senior Living Services, Inc. ("Marriott"), a subsidiary of Marriott International, Inc. Combined, these 87 facilities, which we lease from Senior Housing Properties Trust ("Senior Housing"), include 4,060 independent living apartments, 1,766 assisted living suites, 294 special care beds and 6,578 nursing beds; 59% of their revenues in 2001 was paid from residents' private resources and 41% was paid by Medicare and Medicaid.

         We have recently agreed to purchase five senior living communities from ILM II Senior Living, Inc. and its subsidiary, ILM II Holding, Inc., which we will own and operate. In combination with our existing facilities, these 92 facilities include 4,591 independent living apartments, 1,939 assisted living suites, 294 special care beds and 6,578 nursing beds. Sixty percent of our pro forma revenues from these 92 facilities in 2001 was paid from residents' private resources and 40% was paid by Medicare and Medicaid:

       FIVE STAR UNITS AFTER                    FIVE STAR REVENUES AFTER
 COMPLETION OF PENDING ACQUISITION          COMPLETION OF PENDING ACQUISITION

[Pie Chart                                   [Pie Chart
     6,578 nursing beds        49%                Revenues from
     4,591 indep. liv. apts.   35%                private resources:
     1,939 asst. liv. suites   14%                $313 million             60%
       294 spec. care beds      2%]               Revenues from
                                                  Medicare/Medicaid
                                                  Programs:
                                                  $206 million             40%]

OUR BUSINESS AND GROWTH STRATEGY

         Our growth strategy is to acquire facilities that provide high quality services to residents who pay with private resources. In January 2002, we leased 31 senior living communities from Senior Housing. Approximately 88% of the revenues from these communities is paid by residents from their private resources. At the five communities we have agreed to acquire, all of the revenues are paid by residents from private resources. Our nursing homes derive a majority of their revenues from Medicare and Medicaid. In the future we may decide to expand our nursing home operations; however, if we do so, we expect to price such acquisitions at levels which take account of the increased risks associated with Medicare and Medicaid revenues.

         Our senior management team has significant experience in the senior living industry. Although we have substantial lease obligations, we currently have zero debt. We believe our relationship with our former parent company, Senior Housing, may provide us with capital to finance some acquisitions. We believe that this combination of our experienced management, our financial position and our relationship with Senior Housing will enable us to expand our operations and compete successfully in the senior living industry.

OUR HISTORY

         In July 2000, Senior Housing repossessed or acquired senior living facilities from two former tenants. We were created by Senior Housing in 2000 as a 100% subsidiary to conduct the businesses of operating these facilities. Under the amended Internal Revenue Code, or IRC, Senior Housing was required to engage an independent operating company to manage the healthcare businesses which we owned. Barry M. Portnoy and Gerard M. Martin, our Managing Directors, formed FSQ, Inc. to manage these facilities. During the past year, we believe the combined operations at these 56 facilities have stabilized and improved.

         In August 2001, Senior Housing agreed to acquire 31 Marriott senior living facilities. The operations at these 31 communities are managed by Marriott under long term management contracts. The operating income generated by these facilities is not REIT qualified income under applicable IRC rules. To complete this acquisition and remain a REIT, Senior Housing was required to identify a taxable entity to lease these facilities.

         On December 31, 2001, Senior Housing distributed substantially all of our outstanding shares to its shareholders and we became a separate publicly owned company listed on the American Stock Exchange. Pursuant to the transaction agreement governing this spin-off: Senior Housing capitalized us with $50 million of equity, consisting of cash and working capital, primarily operating receivables net of operating payables; we leased 56 facilities from Senior Housing; we agreed to merge with FSQ, Inc. in order to acquire the personnel, systems and assets necessary to operate these 56 facilities; and we agreed to lease the 31 Marriott communities from Senior Housing when they were acquired by Senior Housing.

         Effective January 2, 2002, we completed our merger with FSQ, Inc. As consideration for this merger Messrs. Portnoy and Martin each received 125,000 of our Common Shares.

         On January 10, 2002, we entered a non-binding letter of intent for a new, three year, $20 million credit line which will be secured by our accounts receivable. Although the closing of this transaction is subject to customary conditions, we expect it to occur on or before April 30, 2002.

         On January 11, 2002, Senior Housing completed its acquisition of the 31 Marriott communities, and we leased these facilities from Senior Housing.

         On January 23, 2002, we agreed to acquire five senior living communities for $45.5 million. The closing of this acquisition is subject to completion of various state licensing matters and other customary closing conditions, and although we expect it to be completed during April 2002, we can give no assurances that it will close.

TYPES OF FACILITIES

         Our present business plan contemplates the leasing and management of senior apartments, independent living apartments or congregate care communities, assisted living facilities and nursing homes. Some facilities combine more than one type of service in a single building or campus.

         Senior Apartments. Senior apartments are marketed to residents who are generally capable of caring for themselves. Residence is usually restricted on the basis of age. Purpose built facilities may have special function rooms, concierge services, high levels of security and assistance call systems for emergency use. Tenants at these facilities who need healthcare or assistance with the activities of daily living are expected to contract independently for these services with home healthcare companies.

         Independent Living Apartments. Independent living apartments, or congregate care communities as they are sometimes called, also provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. Unlike a senior apartment facility, an independent living apartment usually bundles several services as part of a regular monthly charge-for example, one or two meals per day in a central dining room, weekly maid service and a social director. Additional services are generally available from staff employees on a fee-for-service basis. In some congregate care communities, separate parts of the facility are dedicated to assisted living or nursing services.

         Assisted Living Facilities. Assisted living facilities are typically comprised of one bedroom suites which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the facility on call or at regularly scheduled times.

         Nursing Homes. Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built nursing home includes mostly two-bed units with a separate bathroom in each unit and shared dining and bathing facilities. Some private rooms are often available for those residents who can afford to pay higher rates or for patients whose medical conditions require segregation. Nursing homes are generally staffed by licensed nursing professionals 24 hours per day.

         During the past few years, nursing home operators have faced two significant business challenges. First, the rapid expansion of the assisted living industry which started in the early 1990s has attracted a number of residents away from nursing homes. This was especially significant because the residents who chose assisted living facilities often previously had been the most profitable residents in the nursing homes. These residents required a lesser amount of care and were able to pay higher private rates rather than government rates.

         The second major challenge arose as a result of Medicare and Medicaid cost containment laws, particularly 1997 federal legislation that required the Medicare program to implement a prospective payment program for various subacute services provided in nursing homes. Implementation of this Medicare prospective payment program began on July 1, 1998. Prior to the prospective payment program, Medicare generally paid nursing home operators based upon audited costs for services provided. The new prospective payment system sets Medicare rates based upon government estimated costs of treating specified medical conditions. Although it is possible that a nursing home may increase its profit if it is able to provide services at below average costs, we believe that the effect of the Medicare prospective payment system has been and will be to reduce the profitability of Medicare services in nursing homes. This belief is based upon our observation of the impact of similar Medicare changes that were implemented for hospitals during the 1980s and the large number of bankruptcies which have occurred in the nursing home industry since the implementation of the Medicare prospective payment system began.

OUR SENIOR LIVING FACILITIES

         Assuming we close our pending acquisition of five communities, we will lease or operate 92 senior living facilities: five facilities which we expect to own and operate directly; 56 facilities included in one lease which we operate directly; and 31 communities included in a second lease which are managed by
Marriott:

                                                  No. of Units                                       Year ended December 31, 2001
                                    --------------------------------------------------               ----------------------------
                                    Independent      Assisted      Specialty
                                       Living         Living         Care      Nursing
Ownership                            Apartments       Suites         Beds        Beds        Total        Rent          Revenues
---------                            ----------       ------         ----        ----        -----        ----          --------
                                                                                                           ($ in thousands)
Pending acquisition (5 facilities
   owned and operated by us) ....        531            173           --           --          704          N/A          $ 14,194(2)
Senior Housing Lease No. 1 (56
   facilities operated by us)....         79            153           --        4,979        5,211     $  7,000           227,044
Senior Housing Lease No. 2 (31
   facilities managed by
   Marriott) ....................      3,981          1,613          294        1,599        7,487       63,000(1)        277,461
                                       -----          -----          ---        -----       ------
Total units: ....................      4,591          1,939          294        6,578       13,402

(1)  In addition to the $63 million of rent, we are required to pay a percentage  of our gross revenue as an escrowed  reserve for recurring capital expenditures. In 2001 this pro forma amount was $7.4 million.

(2)  For the twelve months ended November 30, 2001.

PENDING ACQUISITION

         In January 2002, we agreed to purchase five senior living communities from ILM II Senior Living, Inc. and its subsidiary ILM II Holding, Inc. Our acquisition of these five communities is subject to completion of various state licensing matters and other customary closing conditions. At this time we expect to own and operate these communities directly. In the future we may decide to finance these properties with Senior Housing or another third party. These five communities contain 704 living units and are located in five states. The following table provides additional information about these five communities and their current operations:

                                                                                                                Percent of
                                                                                                             revenues from
                                                No.                                                            private pay
Location                                   of units  Type of units         Occupancy (1)     Revenues (2)          sources
--------------------------------------------------------------------------------------------------------------------------
                                                                                           ($ in thousands)
 1. Stockton, CA.........................        84  ind. liv. apts.
                                                 80  asst. liv. suites
                                                ---
                                                164  total units               94%             $3,406             100%

 2. Ft. Myers, FL........................       186  ind. liv. apts.
                                                 20  asst. liv. suites
                                                ---
                                                206  total units               90%              4,107             100%

 3. Overland Park, KS....................       141  ind. liv. apts.           91%              2,887             100%

 4. Florissant, MO.......................       120  ind. liv. apts.           81%              1,974             100%

 5. Omaha, NE............................        73  asst. liv. suites         82%              1,820             100%
                                                ---

 Totals: 5 communities in 5 states.......       531  ind. liv. apts.
                                                173  asst. liv. suites
                                                ---                                         ---------
                                                704  units                     88%            $14,194             100%
-----------

(1)      As of November 30, 2001.

(2)      For the twelve months ended November 30, 2001.

SENIOR HOUSING LEASE NO. 1 FACILITIES

         We lease and operate 56 senior living facilities which are owned by Senior Housing. These 56 facilities include 54 nursing homes and two assisted living facilities; four of the nursing homes also contain some assisted living units or independent living apartments. These 56 facilities have 5,211 beds or living units and they are located in 12 states. The following table provides additional information about these facilities and their current operations as of and for the year ended December 31, 2001:

                                                     Percent of                                                       Percent of
                                                  revenues from                                                     revenues from
                                       Revenues       Medicare/                                         Revenues        Medicare/
Location/Units                Occpy.  ($ in 000s)     Medicaid       Location/Units             Occpy.  ($ in 000s)      Medicaid
---------------------------------------------------------------      ------------------------------------------------------------
1.    Phoenix, AZ                80%     $4,367            80%       24.   Des Moines, IA          88%    $3,862          80%
      119 nursing beds                                                     85 nursing beds
                                                                     25.   Glenwood, IA           100%     6,754          99%
2.    Yuma, AZ                   92%      6,080            80%             116 nursing beds
      125 nursing beds                                               26.   Mediapolis, IA          89%     2,299          66%
3.    Yuma, AZ                   84%        576             0%             62 nursing beds
      52 asst. liv. suites                                           27.   Pacific Junction, IA   100%       733          96%
4.    Arleta, CA                 87%      1,473             0%             12 nursing beds
      85 asst. liv. suites                                           28.   Winterset, IA           70%     2,637          50%
5.    Lancaster, CA              94%      4,860            67%             98 nursing beds
      99 nursing beds                                                      19 ind. liv. apts.
6.    Stockton, CA               97%      6,620            72%       29.   Ellinwood, KS           93%     1,821          56%
      116 nursing beds                                                     55 nursing beds
7.    Thousand Oaks, CA          94%      7,142            72%             4 ind. liv. apts.
      124 nursing beds                                               30.   Farmington, MI          76%     9,985          78%
8.    Van Nuys, CA               97%      2,835            83%             149 nursing beds
      58 nursing beds                                                31.   Howell, MI              88%     9,999          86%
9.    Canon City, CO             91%      3,576            62%             149 nursing beds
      85 nursing beds                                                32.   Tarkio, MO              69%     1,936          70%
      48 ind. liv. apts.                                                   75 nursing beds
10.   Cherrelyn, CO              90%      9,272            83%       33.   Ainsworth, NE           87%     1,652          71%
      198 nursing beds                                                     48 nursing beds
11.   Colorado Springs, CO      100%      3,833            75%       34.   Ashland, NE             94%     4,423          69%
      75 nursing beds                                                      101 nursing beds
12.   Delta, CO                  78%      3,572            83%       35.   Blue Hill, NE           85%     2,136          69%
      76 nursing beds                                                      63 nursing beds
      16 asst. liv. suites                                           36.   Campbell, NE            85%     1,538          76%
13.   Grand Junction, CO         87%      4,152            62%             45 nursing beds
      95 nursing beds                                                37.   Central City, NE        95%     2,310          73%
14.   Grand Junction, CO         93%      4,221            71%             65 nursing beds
      82 nursing beds
15.   Lakewood, CO               86%      5,677            82%       38.   Columbus, NE            98%     2,087          63%
      125 nursing beds                                                     48 nursing beds
16.   New Haven, CT              98%     10,101            95%       39.   Edgar, NE               86%     1,680          66%
      150 nursing beds                                                     52 nursing beds
17.   Waterbury, CT              95%     10,109            93%       40.   Exeter, NE              87%     1,489          58%
      150 nursing beds                                                     48 nursing beds
18.   College Park, GA           91%      3,163            98%
      99 nursing beds                                                41.   Grand Island, NE        98%     3,091          66%
19.   Dublin, GA                 85%      3,798            97%             74 nursing beds
      130 nursing beds                                               42.   Gretna, NE              93%     2,459          67%
20.   Glenwood, GA               81%      1,694            95%             63 nursing beds
      61 nursing beds                                                43.   Lyons, NE               81%     1,822          57%
21.   Marietta, GA               87%      3,745            88%             63 nursing beds
      109 nursing beds                                               44.   Milford, NE             90%     1,950          69%
22.   Clarinda, IA               60%      2,366            70%              54 nursing beds
      96 nursing beds                                                45.   Sutherland, NE          92%     2,354          80%
23.   Council Bluffs, IA         95%      2,428            87%             62 nursing beds
      62 nursing beds                                                46.   Utica, NE               96%     1,715          75%
                                                                           40 nursing beds


                                                     Percent of                                                    Percent of
                                                  revenues from                                                 revenues from
                                       Revenues       Medicare/                                      Revenues       Medicare/
Location/Units                Occpy.  ($ in 000s)     Medicaid       Location/Units         Occpy.  ($ in 000s)      Medicaid
---------------------------------------------------------------      --------------------------------------------------------
 47.   Waverly, NE             86%      $2,003          49%           53.   Pewaukee, WI         84%     $7,275          71%
       50 nursing beds                                                      175 nursing beds
 48.   Brookfield, WI          95%      11,612          73%           54.   Waukesha, WI         96%      5,327          56%
       226 nursing beds                                                     105 nursing beds
 49.   Clintonville, WI        87%       3,634          74%           55.   Laramie, WY          92%      4,416          70%
       101 nursing beds                                                     98 nursing beds
 50.   Clintonville, WI        94%       3,264          67%           56.   Worland, WY          84%      3,414          71%
       61 nursing beds                                                      85 nursing beds
 51.   Madison, WI             74%       2,891          59%                 8 ind. liv. apts.
       63 nursing beds                                                -------------------------------------------------------
 52.   Milwaukee, WI           80%       6,816          76%           Totals:  56 facilities     88%   $227,044          76%
       154 nursing beds                                                        in 12 states,
                                                                               5,211 units

         After it repossessed or acquired the foregoing facilities from former tenants, Senior Housing undertook to correct deferred maintenance which had been allowed to occur by former operators. Between July 2000 and December 2001, $8.3 million was spent by Senior Housing under this program. At the time of our spin-off from Senior Housing, Senior Housing provided us cash of $1.6 million to fund the estimated costs of these projects which remained unfinished. During the course of these projects, parts of these facilities are sometimes closed and these closings can adversely impact occupancy; however, we believe these projects are necessary for continuing operations at these facilities and may make the facilities more attractive to residents. We expect this correction of deferred maintenance projects to be completed in 2002.

OUR LEASE FOR THE 56 FACILITIES

         One of our subsidiaries leases the 56 facilities described above; and we have guaranteed our subsidiary's obligations under the lease. The lease has been filed as an exhibit to this Annual Report on Form 10-K. If you want more information about the lease terms, you should read the entire lease. The following is a summary of material terms of this lease:

         Operating Costs. The lease is a so-called "triple-net" lease which requires us to pay all costs incurred in the operation of the facilities, including the costs of personnel, service to residents, insurance and real estate and personal property taxes.

         Minimum Rent.  Our minimum rent is $7 million per year.

         Percentage Rent. Starting in 2004, we are required to pay additional rent with respect to each lease year in an amount equal to three percent (3%) of net patient revenues at each leased facility in excess of net patient revenues at the facility during 2003.

         Term.  The initial term expires on December 31, 2018.

         Renewal Option. We have the option to renew the lease for all but not less than all the 56 facilities for one renewal term ending on December 31, 2033, by notice on or before December 31, 2015. We may not exercise this renewal option unless we also exercise our renewal option under our lease for the Marriott facilities.

         Rent  During   Renewal  Term.   Rent  during  the  renewal  term  is  a
continuation of minimum rent and percentage rent payable during the initial term.

         Maintenance and Alterations. We are required to operate continuously and maintain, at our expense, the leased facilities in good order and repair, including structural and nonstructural components. We may request Senior Housing to fund amounts needed for repairs and renovations in return for rent adjustments to provide Senior Housing a return on its investment according to a formula set forth in the lease. At the end of the lease term, we are required to surrender the leased facilities in substantially the same condition as existed on the commencement date of the lease, subject to any permitted alterations and subject to ordinary wear and tear.

         Assignment and Subletting. Senior Housing's consent is generally required for any direct or indirect assignment or sublease of any of the facilities. In the event of any assignment or subletting, we will remain liable under the lease.

         Environmental Matters. We are required, at our expense, to remove and dispose of any hazardous substance at the leased facilities in compliance with all applicable environmental laws and regulations. We have indemnified Senior Housing for any liability which may arise as a result of the presence of hazardous substances at any leased facilities and from any violation or alleged violation of any applicable environmental law or regulation.

         Indemnification and Insurance. With limited exceptions, we are required to indemnify Senior Housing from all liabilities which may arise from the ownership or operation of the facilities. We generally are required to maintain commercially reasonable insurance, including:

o "all-risk" property insurance, in an amount equal to 100% of the full replacement cost of the facilities;

o        business interruption insurance;

o comprehensive general liability insurance, including bodily injury and property damage, in amounts as are generally maintained by companies providing senior living services;

o flood insurance if any facility is located in whole or in part in a flood plain;

o        worker's compensation insurance if required by law; and

o such additional insurance as may be generally maintained by companies providing senior living services.

         The lease requires that Senior Housing be named as an additional insured under these policies.

         Damage, Destruction or Condemnation. If any of the leased facilities is damaged by fire or other casualty or taken for a public use, we are generally obligated to rebuild unless the facility cannot be restored. If the facility cannot be restored, Senior Housing will generally receive all insurance or taking proceeds and we are liable to Senior Housing for the amount of any deductible or deficiency between the replacement cost and the insurance proceeds.

         Events of Default. Events of default under the lease include the following:

o        our failure to pay rent or any other sum when due;

o        our failure to maintain the insurance required under the lease;

o        the occurrence of certain events with respect to our insolvency;

o        the institution of a proceeding for our dissolution;

o any person or group of affiliated persons acquiring ownership of more than 9.8% of us without Senior Housing's consent;

o any change in our control or sale of a material portion of our assets without Senior Housing's consent;

o        our default under the lease for the Marriott facilities;

o our default under any indebtedness which gives the holder the right to accelerate;

o our being declared ineligible to receive reimbursement under Medicare or Medicaid programs for any of the leased facilities; and

o our failure to perform any terms, covenants or agreements of the lease and the continuance thereof for a specified period of time after written notice.

         Remedies. Upon the occurrence of any event of default, the lease provides that, among other things, Senior Housing may, to the extent legally permitted:

o        accelerate the rent;

o        terminate the lease;

o        terminate the other lease which we have with Senior Housing;

o enter the property and take possession of any and all our personal property and retain or sell the same at a public or private sale; and

o make any payment or perform any act required to be performed by us under the lease.

         We are obligated to reimburse Senior Housing for all costs and expenses incurred in connection with any exercise of the foregoing remedies.

         Management. We may not enter into, amend or modify any management agreement affecting any leased property without the prior written consent of Senior Housing.

         Lease Subordination. Our lease may be subordinated to any mortgages of the leased properties by Senior Housing.

         Financing Limitations; Security. We may not incur debt secured by our investments in our tenant subsidiary. Further, our tenant subsidiary is prohibited from incurring liabilities other than operating liabilities incurred in the ordinary course of business, those liabilities secured by accounts receivables or purchase money debt. We are required to pledge 100% of the equity interests of our tenant subsidiary to Senior Housing or its lenders.

SENIOR HOUSING LEASE NO. 2 FACILITIES

         We lease 31 senior living facilities from Senior Housing which are managed by Marriott. These facilities contain 7,487 living units and are located in 13 states. The following table provides additional information about these facilities and their current operations as of and for Marriott's fiscal year ended December 28, 2001:

                                                                                 Year ended December 28, 2001
                                                                           ---------------------------------------
                                                                                                           Percent
                                 Ind.   Asst.    Spec.                                                 of revenues
                                 liv.    liv.    care   Nursing                           Revenues    from private
      Location                  apts.  suites    beds      beds    Totals   Occupancy  ($ in 000s)   pay resources
------------------------------------------------------------------------------------------------------------------
   1. Peoria, AZ..............    155      79      --        57       291         90%       $9,119           93%
   2. Scottsdale, AZ..........    167      33      --        96       296         91%       10,675           90%
   3. Tucson, AZ..............    202      30      27        67       326         96%       11,835           92%
4.,5. San Diego, CA...........    246     100      --        59       405         93%       18,380           98%
   6. Newark, DE..............     62      26      --       110       198         97%        9,865           66%
   7. Wilmington, DE..........    140      37      --        66       243         97%       11,495           82%
   8. Wilmington, DE..........     71      44       _        46       161         94%        6,070           93%
   9. Wilmington, DE..........     62      15       _        82       159         93%        7,664           66%
  10. Wilmington, DE..........     --      51      26        31       108         72%        3,259          100%
  11. Coral Springs, FL.......    184      62      --        35       281         91%        9,317           84%
  12. Deerfield Beach, FL.....    198      33      --        60       291         88%       10,339           69%
  13. Ft. Lauderdale, FL......     --     109      --        --       109         90%        2,096          100%
  14. Ft. Myers, FL...........     --      85      --        --        85         90%        2,234          100%
  15. Palm Harbor, FL.........    230      87      --        --       317         82%        7,184          100%
  16. West Palm Beach, FL.....    276      64      --        --       340         84%        7,220          100%
  17. Indianapolis, IN........    117      --      30        74       221         93%       10,623           82%
  18. Overland Park, KS.......    117      30      --        60       207         94%        8,087           90%
  19. Lexington, KY...........    140       9      --        --       149         94%        4,128          100%
  20. Lexington, KY...........     --      22      --       111       133         95%        6,952           66%
  21. Louisville, KY..........    240      44      --        40       324         97%       10,465           91%
  22. Winchester, MA..........     --     125      --        --       125         99%        5,669          100%
  23. Lakewood, NJ............    217     108      --        60       416         80%       15,039           88%
  24. Albuquerque, NM.........    114      34      --        60       208         99%        9,235           95%
  25. Columbus, OH............    143      87      25        60       315         93%       13,396           93%
  26. Myrtle Beach, SC........     --      60      36        68       164         84%        5,740           66%
  27. Dallas, TX..............    190      38      --        90       318         92%       13,067           83%
  28. El Paso, TX.............    123      --      15       120       258         86%        9,501           71%
  29. Houston, TX.............    197      71      60        87       415         96%       17,500           93%
  30. San Antonio, TX.........    151      30      28        60       269         96%       10,802           95%
  31. Woodlands, TX...........    239     100      16        --       355         93%       10,505          100%
                               ----------------------------------------------------------------------------------
    Totals: 31 facilities in
            13 states.........  3,981   1,613     294     1,599     7,487         91%     $277,461           88%

OUR LEASE FOR THE MARRIOTT FACILITIES

         The lease for the Marriott facilities has been filed as an exhibit to this Annual Report on Form 10-K. If you want more information about lease terms, you should read the entire lease. The material terms of our lease for the Marriott facilities are substantially the same as those of our lease for the 56 facilities, except as follows:

         Minimum Rent.  Our minimum rent is $63 million per year.

         Percentage Rent. Starting in 2003, we are required to pay additional rent with respect to each lease year in an amount equal to five percent (5%) of net patient revenues at each leased facility in excess of net patient revenues at the facility during 2002.

         FF&E Reserves. We are required to maintain accounts for replacements and improvements as described below in "-Marriott Management-FF&E Reserves and Capital Improvements."

         Term.  The initial term expires on December 31, 2017.

         Renewal Options. We have two options to renew the lease for all but not less than all the facilities: the first for 10 years ending on December 31, 2027, and the second for five years ending on December 31, 2032. We may not exercise these renewal options unless we have exercised our renewal option under the lease for the 56 facilities. The first renewal option must be exercised by notice two years prior to the expiration of the initial term. The second renewal option must be exercised by notice at least 11 months before the then current term expires.

         Events of Default. In addition to the events of default described under our lease for the 56 facilities, the lease for the Marriott facilities includes the following events of default:

o        our default under any Marriott management agreement; and

o        our  default  under  the lease  for the 56  facilities  owned by Senior
         Housing.

MARRIOTT MANAGEMENT

         The 31 Marriott facilities are each subject to a management agreement with Marriott. The following is a description of the material terms of the management agreements. If you want more information about these agreements, you should read the representative form of management agreement which has been filed as an exhibit to this Annual Report on Form 10-K.

         Term. Generally each of the management agreements has an initial term expiring in 2027, with one five-year renewal term at Marriott's option.

         Facility Services. Marriott has responsibility and authority for all day-to-day operations of the managed facilities, including obtaining and maintaining all licenses necessary for operations, insurance, establishing resident care policies and procedures, carrying out and supervising all necessary repairs and maintenance, procuring food, supplies, equipment, furniture and fixtures, and establishing prices, rates and charges for services provided. Marriott also recruits, employs and directs all facility based employees, including managerial employees.

         Central Services. Marriott also furnishes certain central administrative services, which are provided on a central or regional basis to all senior living facilities managed by Marriott. Such services include: (i) marketing and public relations; (ii) human resources program development; (iii) information systems development and support; and (iv) centralized computer payroll and accounting.

         Working Capital. We are required to maintain working capital at each of the managed facilities at levels consistent with the Marriott senior living system standard.

         FF&E Reserves and Capital Improvements. Marriott has established a reserve account under each management agreement, referred to as an FF&E Reserve, to cover the expected recurring cost of replacements and renewals to the
furniture,   furnishings,   fixtures,  soft  goods,  case  goods,  vehicles  and
equipment, and for building repairs and maintenance which are normally capitalized. The FF&E Reserve accounts are funded from the operating revenues of the managed facilities. The amount of this funding varies somewhat among the managed facilities; however, for most facilities it is currently set at 2.65% of gross revenues and is expected to gradually increase to 3.5%. In the event major capital improvements are required, or if the amounts set aside in the FF&E Reserve accounts are inadequate for required repairs, we may be required to fund such repairs and improvements. Any such funding which we provide increases the amount of our owner's priority, described below. Also, under our lease we have the option to request Senior Housing to provide such required funding in return for rent adjustments to provide Senior Housing a return on its investment according to a formula set forth in the lease.

         Fees. For its facility services, Marriott receives a base fee generally equal to 5% of the managed facilities' gross revenues, plus an incentive fee generally equal to 20% of operating profits in excess of owner's priority amounts, as defined in the agreements. For its central services, Marriott receives a fee generally equal to 2% of gross revenues. Generally, through the earlier of (i) the end of June 2004 or (ii) the date on which certain performance criteria have been met, payment of up to one half of this central services fee (i.e., 1% of gross revenues) is conditional, and is waived if specified annual profit targets are not achieved. During 2001 management fees paid to Marriott totaled $18.1 million.

         Owner's Priority. We receive the profits of the Marriott managed facilities on a priority basis before Marriott receives any incentive fees for facility services or any conditional central services fees. The amount of the owner's priority for each managed facility is established based upon a specified rate of return on historical capital investments in these facilities, including capital investments funded in addition to the FF&E Reserve. For fiscal year 2001, the aggregate amount of owner's priority for all 31 properties was $69.4 million.

         Pooling. Twenty-nine of the facilities are subject to pooling arrangements whereby the calculation and payment of FF&E Reserves, fees payable to Marriott and owner's priority for several groups of these 29 facilities are combined.

         Events of Default. Events of default under the management agreements include, among others, certain events relating to the insolvency or bankruptcy of either party.

         Termination. The Marriott management agreements may be terminated as follows:

o Upon material default, by the non-defaulting party after applicable cure periods lapse.

o Starting in 2006 by us, if a specific facility, or a pooled combination of facilities, fails to achieve specified financial performance; provided, however, Marriott has the option to avoid financial performance terminations by making specified payments to us or by temporarily reducing certain of its fees.

o By us, upon 120 days notice, provided we make a termination payment to Marriott calculated according to a formula set forth in the agreements.

         Our right to exercise termination options under the Marriott management agreements is subject to approval by Senior Housing under the terms of the lease for these 31 Marriott facilities.

GOVERNMENT REGULATION AND RATE SETTING

         Senior Apartments. Generally, government programs do not pay for housing in senior apartments. Rents are paid from the residents' private resources. Accordingly, the government regulations that apply to these types of properties are generally limited to zoning, building and fire codes, Americans with Disabilities Act requirements and other life safety type regulations applicable to residential real estate. Government rent subsidies and government assisted development financing for low income senior housing are exceptions to these general statements. The development and operation of subsidized senior housing properties are subject to numerous governmental regulations. While it is possible that we may lease some subsidized senior apartment facilities, we do not expect these facilities to be a major part of our future business, and we do not own senior apartments where rent subsidies are applicable.

         Independent Living Apartments. Government benefits generally are not available for services at independent living apartments and the resident charges in these facilities are paid from private resources. However, a number of Federal Supplemental Security Income program benefits pay housing costs for elderly or disabled residents to live in these types of residential facilities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of supplemental security income residents reside or are likely to reside. Categories of living arrangements which may be subject to these state standards include independent living apartments and assisted living facilities. Because independent living apartments usually offer common dining facilities, in many locations they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In many states, independent living apartments are licensed by state health departments, social service agencies, or offices on aging with jurisdiction over group residential facilities for seniors. To the extent that independent living apartments include units in which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations, and if the facilities receive Medicaid or Medicare funds, to certification standards. In some states, insurance or consumer protection agencies regulate independent living apartments in which residents pay entrance fees or prepay other costs.

         Assisted Living Facilities. According to the National Academy for State Health Policy, 39 states provide or are approved to provide Medicaid payments for residents in some assisted living facilities under waivers granted by the Federal Centers for Medicare and Medicaid Services, known as CMS, or under Medicaid state plans, and eight other states are planning some Medicaid funding by requesting waivers implementing assisted living pilot programs or demonstration projects. Because rates paid to assisted living facility operators are lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health-related services provided in nursing homes. States that administer Medicaid programs for assisted living facilities are responsible for monitoring the services at, and physical conditions of, the participating facilities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states' inspection processes for nursing homes.

         In light of the large number of states using Medicaid to purchase services at assisted living facilities and the growth of assisted living in the 1990s, a majority of states have adopted licensing standards applicable to assisted living facilities. According to the National Academy for State Health Policy, 29 states have licensing statutes or standards specifically using the term "assisted living". The majority of states have revised their licensing regulations recently or are reviewing their policies or drafting or revising their regulations. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living facilities. Most state licensing standards apply to assisted living facilities whether or not they accept Medicaid funding. Also, according to the National Academy for State Health Policy, seven states require certificates of need from state health planning authorities before new assisted living facilities may be developed and two states have exempted assisted living facilities from certificate of need laws. Based on our analysis of current economic and regulatory trends, we believe that assisted living facilities that become dependent upon Medicaid payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs. We also believe that assisted living facilities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living facilities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

         Two federal government studies provide background information and make recommendations regarding the regulation of, and the possibility of increased governmental funding for, the assisted living industry. The first study, an April 1999 report by the General Accounting Office to the Senate Special Committee on Aging on assisted living facilities in four states, found a variety of residential settings serving a wide range of resident health and care needs. The General Accounting Office found that consumers often receive insufficient information to determine whether a particular facility can meet their needs and that state licensing and oversight approaches vary widely. The General Accounting Office anticipates that as the states increase the use of Medicaid to pay for assisted living, federal financing will likewise grow, and these trends will focus more public attention on the place of assisted living in the continuum of long-term care and upon state standards and compliance approaches. The second study, a National Study of Assisted Living for the Frail Elderly, was funded by the U.S. Department of Health and Human Services Assistant Secretary for Planning and Evaluation and is expected to result in a report on the effects of different service and privacy arrangements on resident satisfaction, aging in place and affordability. In 2001, the Senate Special Committee on Aging held hearings on assisted living and its role in the continuum of care and on community-based alternatives to nursing homes. We cannot predict whether these studies will result in governmental policy changes or new legislation, or what impact any changes may have. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations, and we do not believe a materially increased financial commitment from the federal government is presently likely. However, we do anticipate that assisted living facilities will increasingly be licensed and regulated by the various states, and that in absence of federal standards, the states' policies will continue to vary widely.

         Nursing Homes-Reimbursement. About 58% of all nursing home revenues in the U.S. in 2000 came from government Medicare and Medicaid programs, including about 48% from Medicaid programs. Nursing homes are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at nursing homes. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. A new Medicare prospective payment system, often referred to as PPS, began being phased in over three years beginning with cost reporting years starting on or after July 1, 1998. Under this new Medicare payment system, capital costs are part of the prospective rate and are not facility specific. This new Medicare payment system and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home and other eldercare services. At the same time federal and state enforcement and oversight of nursing homes are increasing, making licensing and certification of these facilities more rigorous. These actions have adversely affected the revenues and increased the expenses of many nursing home operators, including us. The new Medicare payment system was established by the Balanced Budget Act of 1997, and was intended to reduce the rate of growth in Medicare payments for skilled nursing facilities. Before the new Medicare payment system, Medicare rates were facility-specific and cost-based. Under the new Medicare payment system, facilities receive a fixed payment for each day of care provided to Medicare patients. Each patient is assigned to one of 44 care groups depending on that patient's medical characteristics and service needs. Per diem payment rates are based on these care groups. Medicare payments cover substantially all services provided to Medicare patients in skilled nursing facilities, including ancillary services such as rehabilitation therapies. The new Medicare payment system is intended to provide incentives to providers to furnish only necessary services and to deliver those services efficiently. During the three year phase in period, Medicare rates for skilled nursing facilities were based on a blend of facility specific costs and rates established by the new Medicare payment system. According to the General Accounting Office, between fiscal year 1998 and fiscal year 1999, the first full year of the new Medicare payment system phase-in, the average Medicare payment per day declined by about nine percent. As of September 30, 2001, all of the facilities that we currently lease from Senior Housing and that participate in the Medicare program have derived their Medicare revenues under the new payment system rates for at least six months. The new Medicare payment system rates have been applied to 34 of our 87 leased facilities since January 1, 2001.

         Since November 1999, Congress has provided some relief from the impact of the Balanced Budget Act of 1997. Effective April 1, 2000, the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 temporarily boosted payments for certain skilled nursing cases by 20% and allowed nursing facilities to transition more rapidly to the federal payment system. This Act also increased the new Medicare payment rates by four percent for fiscal years 2001 and 2002 and imposed a two-year moratorium on some therapy limitations for skilled nursing patients covered under Medicare Part B.

         In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 was approved. Effective April 1, 2001 to October 1, 2002, this Act increases the nursing component of the payment rate for each care group by 16.6%. This Act also increased annual inflation adjustments for fiscal year 2001, increased rehabilitation care group rates by 6.7%, and maintained the previously temporary 20% increase in the other care group rates established in 1999.

         Effective October 1, 2002, the 4% across-the-board increase in Medicare payment rates, the 16.66% increase in the nursing component of the rates, and the 6.7% increase in rehabilitation care group rates, are scheduled to expire. The 20% increase for the skilled nursing care groups will expire when the current resource utilization groups are refined. The Bush administration's fiscal year 2003 budget proposal assumes that the add-ons to the Medicare rates will expire as scheduled and does not provide for additional Medicaid funding for nursing homes. The Medicare Payment Advisory Commission has recommended that Congress incorporate the 20% increases into the base rate for fiscal year 2003 and that the other add-ons expire as scheduled.

         Nursing Homes-Survey and Enforcement. CMS has begun to implement an initiative to increase the effectiveness of Medicare and Medicaid nursing facility survey and enforcement activities. CMS' initiative follows a July 1998 General Accounting Office investigation which found inadequate care in a significant proportion of California nursing homes and CMS' July 1998 report to Congress on the effectiveness of the survey and enforcement system. In 1999, the U.S. Department of Health and Human Services Office of Inspector General issued several reports concerning quality of care in nursing homes, and the General Accounting Office issued reports in 1999 and 2000 which recommended that CMS and the states strengthen their compliance and enforcement practices to better ensure that nursing homes provide adequate care. Since 1998, the Senate Special Committee on Aging has been holding hearings on these issues. CMS is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated facilities with patterns of noncompliance. CMS is increasing their oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently. In addition, CMS has adopted regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance. Medicare survey results for each nursing home are posted on the internet at http://www.medicare.gov. When deficiencies are identified under state licensing and Medicare and Medicaid laws, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil money penalties, state oversight and loss of Medicare and Medicaid participation may be imposed. We and Marriott receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed on some of our nursing homes and assisted living facilities from time to time. Sanctions imposed on us or Marriott for deficiencies that have been identified or that are identified in the future may have adverse financial consequences to us. In 2000, CMS issued a report on their study linking nursing staffing levels with quality of care, and CMS is assessing the impact that minimum staffing requirements would have on facility costs and operations. In a report to be presented to Congress in 2002, the Department of Health and Human Services has found that 90% of nursing homes lack the nurse and nurse aide staffing necessary to provide adequate care to residents. The Bush administration has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staff at this time, but is considering publishing the staffing level at each nursing home to increase market demand.

         Federal efforts to target fraud and abuse and violations of anti-kickback laws and physician referral laws by Medicare and Medicaid providers have also increased. In March 2000, the U.S. Department of Health and Human Services Office of Inspector General issued compliance guidelines for nursing facilities, to assist them in developing voluntary compliance programs to prevent fraud and abuse. Also, new rules governing the privacy, use and disclosure of individually identified health information became final in 2001 and will require compliance by 2003, with civil and criminal sanctions for noncompliance. An adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or compliance with applicable federal or state regulations could negatively affect our financial condition and results of operations.

         Certificates of Need. Most states also limit the number of nursing homes by requiring developers to obtain certificates of need before new facilities may be built. Even states such as California and Texas that have eliminated certificate of need laws often have retained other means of limiting new nursing home development, such as the use of moratoria, licensing laws or limitations upon participation in the state Medicaid program. We believe that these governmental limitations generally make nursing homes more valuable by limiting competition.

         A number of legislative proposals that would affect major reforms of the healthcare system have been introduced in Congress, such as additional Medicare and Medicaid reforms and cost containment measures. We cannot predict whether any of these legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

LIABILITY INSURANCE

         Litigation against senior living operators has been increasing during the past few years. Several cases by nursing home patients or their families who have won large monetary awards for mistreatment have been widely publicized. The amount of such litigation in Florida and Texas has been particularly significant. As a result, liability insurance costs are rising and, in some cases, such insurance is not available to senior living operators.

         We have liability insurance for the 56 properties which we now operate. None of these facilities are located in Florida or Texas. One of the five facilities we intend to purchase and operate is located in Florida; this Florida property has 186 independent living apartments and 20 assisted living suites, but it has no nursing beds. Based upon preliminary inquires which we have made, we believe that our planned operations at the five facilities we intend to acquire may be included within our existing insurance. Our current liability insurance expires in June 2002; we expect our insurance costs to increase, and we do not know the amount of any such increase. If such increased cost is not acceptable to us, we intend to explore alternatives, including possibly higher deductible or retention amounts and self insurance.

         Marriott is responsible for obtaining insurance for the 31 senior living communities which we lease and Marriott manages. These 31 communities include six in Florida (888 independent living apartments, 440 assisted living suites and 95 nursing beds), and five in Texas (900 independent living apartments, 239 assisted living suites, 119 special care beds and 357 nursing beds). Liability insurance for these facilities' operations is currently provided in part by an insurance company subsidiary of Marriott International, Inc. The cost of this insurance increased on October 1, 2001, and we are currently exploring with Marriott whether it may be possible to reduce this cost, but we can provide no assurance that these insurance costs can be reduced or that they will not increase further in the future.

COMPETITION

         The senior living services business is highly competitive. We compete with service providers offering different types of services, such as home healthcare services, as well as other companies providing real estate facility based services. We believe we can compete successfully for the following reasons:

o Our acquisition of FSQ, Inc. and our shared services agreement with Reit Management & Research LLC ("Reit Management") provide us a depth and quality of management which we believe is equal to or stronger than most other senior living facility operators.

o Our historical and continuing relationship with Senior Housing may provide us opportunities to expand our business by acquiring new leaseholds from Senior Housing.

o The senior living services industry has experienced severe financial distress during the past few years.

o Many operators of nursing homes and assisted living facilities have been forced into bankruptcy. As a new company without any material debt, we are not burdened with financial difficulties of the types which currently burden some of our competitors.

         Our management team has been recently assembled within the past two years, and, although we believe it is experienced and highly talented, it does not have extensive experience working together. We expect we may expand our business with Senior Housing; however, Senior Housing is not obligated to provide us with opportunities to lease additional properties. We have no debt, but we do have large lease obligations and limited financeable assets; and many of our competitors have greater financial resources than us. For all of these reasons and others, we cannot provide you any assurance that we will be able to compete successfully for business in the senior living industry.

TECHNOLOGY SYSTEMS

         When we began operating senior living facilities for Senior Housing in July 2000 we created new internet based data processing and management information systems for our clinical, operational and financial information. These systems currently support over 1,000 widely distributed computers in a secure and stable working environment. Because they were built in 2000 and 2001 and are internet based, we believe our technology systems are among the most up-to-date and efficient systems currently in use in the senior living industry. Moreover, these systems were designed to be readily scalable to support our growth strategy.

ENVIRONMENTAL MATTERS

         Under various federal, state and local laws, ordinances and regulations, owners as well as tenants and operators of real estate may be required to investigate and clean up hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with any contamination. Under our leases, we have also agreed to indemnify Senior Housing for any such liabilities related to the leased facilities. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination, which lien may be senior in priority to our leases. We have reviewed some preliminary environmental surveys of the facilities we lease and the properties we expect to acquire in the pending acquisition. Based upon that review we do not believe that any of these properties are subject to any material environmental contamination. However, no assurances can be given that:

o a prior owner, operator or occupant of our leased facilities or the properties we intend to acquire did not create a material environmental condition not known to us which might have been revealed by more in-depth study of the properties; and

o future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability upon us.

EMPLOYEES

         As of March 20, 2002, we had approximately 6,000 employees, including 5,500 full time equivalents. Approximately 690 employees, including 570 full time equivalents, are represented under seven collective bargaining agreements, all of which have remaining terms of two to three years. We have no other employment agreements. We believe relations with our union and non-union employees to be good. The five facilities which we expect to acquire in the pending acquisition are staffed by approximately 250 employees, some of whom are represented by a union; we expect to offer to employ these people when this acquisition closes.

             FEDERAL INCOME TAX CONSIDERATIONS FOR NON-U.S. PERSONS

         The following summary of federal income tax considerations for non-U.S. persons is based on existing law, and is limited to investors who own our Common Shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under the federal income tax law.

         This summary is based on applicable Internal Revenue Code, or IRC, provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could affect the accuracy of statements made in this summary. We can not assure you that the IRS or a court will agree with the statements made in this summary. In addition, the following summary is not exhaustive of all possible tax consequences, and does not discuss any state, local or foreign tax consequences. For all these reasons, we urge you to consult with a tax advisor about the federal, state, local and non-U.S. income tax and other tax consequences of your acquisition, ownership and disposition of our Common Shares.

         For purposes of this summary, a non-U.S. person for federal income tax purposes is a person other than:

o a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws,

o a corporation, partnership or other entity treated as a corporation or partnership for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, unless otherwise provided by Treasury regulations,

o an estate the income of which is subject to federal income taxation regardless of its source, or

o a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or electing trusts in existence on August 20, 1996 to the extent provided in Treasury regulations, whose status as a non-U.S. person is not overridden by an applicable tax treaty.

DISTRIBUTIONS AND DISPOSITIONS

         Distributions on Our Common Shares. At the present time, we do not expect to pay any dividends on our Common Shares. However, if we do later decide to do so, your tax consequences would generally be as follows.

         Dividends paid to you will be subject to withholding of federal income tax at a 30% rate or a lower rate as may be specified by an applicable income tax treaty. If you are eligible for a reduced rate of withholding tax pursuant to a tax treaty, you may obtain a refund of any excess amounts previously withheld by filing an appropriate claim for refund with the IRS. To claim the benefits of an income tax treaty, you are required to satisfy the applicable certification requirements, generally by executing an applicable IRS Form W-8 or substantially similar form.

         If the dividends paid to you are effectively connected with the conduct of a trade or business within the United States or, if a treaty so provides, attributable to a permanent establishment of a non-U.S. person within the United States, you will be exempt from withholding tax, provided you provide us or our paying agent with an applicable IRS Form W-8 or a substantially similar form containing your taxpayer identification number. Effectively connected dividend income will be subject to U.S. federal income tax on a net basis at applicable graduated rates. If you are a corporation with effectively connected dividend income you may be subject to an additional branch profits tax at a rate of 30% or a lower rate specified by an applicable income tax treaty.

         Dispositions of our Common Shares. You will generally not be subject to United States federal income tax in respect of gain you recognize on your disposition of our Common Shares unless:

o the gain is effectively connected with a trade or business carried on within the United States (in which case the branch profits tax discussed above may also apply if you are a corporation) or the gain is attributable to a permanent establishment maintained in the United States if that is required by an applicable income tax treaty as a condition to subjecting you to United States income tax on a net basis;

o you are an individual and are present in the United States for 183 days or more in the taxable year of disposition and certain other tests are met;

o you are subject to tax pursuant to the provisions of the Code regarding the taxation of U.S. expatriates; or

o we are or have been a "United States real property holding corporation" for U.S. federal income tax purposes at any time within the shorter of the five-year period preceding such disposition or your holding period (in which case the branch profits tax discussed above may also apply if you are a corporation). However, your gain on a disposition of our Common Shares will not be subject to tax under this rule, if our Common Shares are "regularly traded" as defined by applicable Treasury regulations on an established securities market like the American Stock Exchange, and if you have at all times during the preceding five years owned 5% or less by value of our Common Shares. At this time, we believe that upon completion of our pending acquisition, we will likely become a "United States real property holding corporation" for federal income tax purposes, but can provide no assurance in this regard.

INFORMATION REPORTING AND BACKUP WITHHOLDING

         Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders in the circumstances discussed below. Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against your federal income tax liability, provided that you furnish the required information to the IRS. The current backup withholding rate is 30% for the calendar years 2002 and 2003, and is scheduled to gradually decrease to 28% by calendar year 2006.

         Distributions on our Common Shares paid to you during each calendar year, and the amount of tax withheld if any, will generally be reported to you and to the IRS. This information reporting requirement applies regardless of whether you were subject to withholding, or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions and other payments to you on our Common Shares may be subject to backup withholding, unless you have properly certified your non-U.S. person status on an IRS Form W-8 or substantially similar form. Similarly, information reporting and backup withholding will not apply to proceeds you receive upon the sale, exchange, redemption, retirement or other disposition of our Common Shares if you have properly certified your non-U.S. person status on an IRS Form W-8 or substantially similar form.

Item 3.  Legal Proceedings

         From time to time, we are subject to legal actions and regulatory investigations arising in the normal course of our business. We are not aware of any currently pending material legal proceeding affecting our facilities for which we may become liable. We cannot assure you that such actions or investigations would not have a material adverse effect on our business or financial results.

Item 4.  Submission of Matters to a Vote of Security Holders

         Prior to our spin-off from Senior Housing, the following matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report Form 10-K: on December 5, 2001, Senior Housing, our then sole shareholder, unanimously voted by written consent to (i) amend and restate our Articles of Incorporation, (ii) approve our 2001 Stock Option and Stock Incentive Plan and (iii) approve the Agreement of Merger among us, our subsidiary FSQ Acquisition, Inc. and FSQ, Inc. effecting our acquisition of FSQ, Inc.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters

         Our Common Shares are traded on the American Stock Exchange under the symbol "FVE." The following table presents the high and low closing price for our Common Shares as reported on the American Stock Exchange for each calendar quarter since they began to trade:

Period                                                        Low       High
------                                                       -----     -----
December 17 to 31, 2001..................................    $6.12     $7.50
January 1 to March 25, 2002..............................     6.97      8.75

         The closing price of the Common Shares on the American Stock Exchange on March 25, 2002, was $7.40 per share.

         As of March 25, 2002, there were 4,843 shareholders of record of our Common Shares, and we estimate that as of such date there was approximately 100,000 beneficial owners of our Common Shares. We do not expect to pay dividends in the foreseeable future.

         On September 17, 2001, we sold 1,000 Common Shares to Senior Housing Properties Trust for $1,000 in connection with our organization under Maryland law. No underwriter was used in this transaction, and the sale of these securities was made in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

         On December 6, 2001, our registration statement on Form S-1, File No. 333-69846 (the "Registration Statement"), was declared effective by the Securities and Exchange Commission in connection with our spin-off from Senior Housing through distribution of 4,342,170 of our Common Shares to Senior Housing shareholders on December 31, 2001. The offering or distribution of the Common Shares registered was not underwritten by an investment bank or otherwise. We incurred aggregate fees and expenses reasonably estimated to be $1,750,000, which were paid by Senior Housing. We did not receive any proceeds or other consideration from this offering or distribution.

         On March 26, 2002 we sold 3,700,000 Common Shares in an underwritten public offering, raising gross proceeds of $25,911,100. We incurred aggregate fees and expenses reasonably estimated to be $500,000. We intend to use the estimated net proceeds of $25,400,000 to partially fund our pending acquisition. The public offering price of the shares was $7.45 per share.

Item 6.  Selected Financial Data

         The following table presents selected financial data which has been derived from our historical financial statements for the period from April 27, 2000 (the date we commenced operations) through December 31, 2001. The following data should be read in conjunction with, and is qualified in its entirety by reference to, our financial statements and the notes thereto included in this Annual Report on Form 10-K. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", we are a relatively new company and our historical financial information is not reflective of our current operations. Accordingly, you should not place undue reliance on our historical financial information.

                                                                                                       Period from
                                                                                                    April 27, 2000
                                                                              Year ended                   through
                                                                       December 31, 2001         December 31, 2000
                                                                       -----------------         ------------------
                                                                         ($ in thousands, except per share amounts)
Five Star Quality Care, Inc.
   Operating data
      Total revenues..........................................                  $229,235                    $2,520
      Net income (loss).......................................                      $527                  $(1,316)
      Earnings (loss) per share...............................                     $0.12                   $(0.30)
   Balance sheet data
      Total assets............................................                   $68,043                   $54,788

         The following table presents selected financial data of our two predecessors and has been derived from historical financial statements of those predecessors included elsewhere in this Annual Report on Form 10-K. The following data should be read in conjunction with the financial statements and notes thereto entitled Combined Financial Statements of the Forty-two Facilities Acquired by Senior Housing Properties Trust from Integrated Health Services, Inc. and Combined Financial Statements of Certain Mariner Post-Acute Network Facilities (Operated by subsidiaries of Mariner Post-Acute Network) included in this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Historical Results of Operations-Mariner Predecessor" and "Historical Results of Operations-Integrated Predecessor". The following table presents the information from 1997 to 2000.

                                                                               Year ended December 31,
                                                                 ---------------------------------------------------
                                                                     2000         1999          1998         1997
                                                                 ----------    ---------     ---------    ----------
                                                                                ($ in thousands)
Integrated Predecessor
   Operating data
      Operating revenues....................................      $135,378     $130,333      $140,116      $104,727
      Net loss..............................................       (25,252)    (126,939)      (17,183)      (10,432)
   Balance sheet data
      Total assets..........................................       $34,942      $61,274      $190,553      $174,954
      Long term liabilities.................................            --       17,500        17,751        18,006
Mariner Predecessor
   Operating data
      Operating revenues....................................       $85,325      $86,945      $105,486      $107,829
      Net loss..............................................        (7,421)     (43,804)       (7,710)       (9,453)
   Balance sheet data
      Total assets..........................................       $23,052      $17,433       $62,502       $84,119
      Long term liabilities.................................        32,091       28,603        33,195        15,498


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         We were incorporated in April 2000 as a Delaware corporation and reincorporated in Maryland in September 2001. We were formed as a 100% owned subsidiary of Senior Housing. Effective July 1, 2000, we assumed the operations of healthcare facilities from two bankrupt former tenants of Senior Housing. At the time we assumed operations of these facilities, we had not received substantially all of the required licenses for these facilities. As a result, for the period from July 1, 2000, through December 31, 2000, we accounted for the operations of these facilities using the equity method of accounting and we only recorded the net income from these operations. Since that time, we have obtained all necessary licenses to operate these facilities, and on January 1, 2001, we began to consolidate the results of operations of these facilities. On December 31, 2001, Senior Housing distributed substantially all of our shares to its shareholders in a spin-off transaction and we became an independent public company.

         Since we succeeded to substantially all of the business formerly conducted by subsidiaries or units of two former tenants of Senior Housing, these subsidiaries and units are considered to be our predecessors. We have included the financial statements of these predecessors in this Annual Report on Form 10-K and discuss their results of operations. Our predecessors' financial statements are entitled: Certain Mariner Post-Acute Network Facilities (Operated by subsidiaries of Mariner Post-Acute Network) (referred to herein as Mariner Predecessor); and Forty-two Facilities Acquired by Senior Housing Properties Trust from Integrated Health Services, Inc. (referred to herein as Integrated Predecessor).

         Our revenues consist primarily of payments for services provided to residents at our facilities. The payments are either paid for by the residents, their families or insurers, or by the Medicare and Medicaid programs. The substantial majority of our historical revenues have been paid by the Medicare and Medicaid programs. The substantial majority of the revenues associated with the 31 Marriott facilities are paid by the patients, or private pay.

         On a pro forma basis, after giving effect to the new lease which we entered for the 31 Marriott facilities in January 2002 and the pending acquisition of five facilities, for the year ended December 31, 2001, private pay revenues would have represented 60% of our total revenues, or 59% if our pending acquisition does not close. Our expenses consist primarily of wages and benefits of personnel, food, supplies and other resident care costs, as well as taxes, insurance and other property related costs.

         We were a subsidiary of Senior Housing until December 31, 2001. The 2001 results presented in this Annual Report on Form 10-K are for a period during which we were a subsidiary of Senior Housing and they are not necessarily indicative of what our results would have been as a separate public company. Similarly these results are not indicative of future financial performance. Our future results of operations are expected to differ materially from the historical results presented in this Annual Report on Form 10-K. Material differences are expected because our future operations will include, among other factors, rent expense on leases to Senior Housing, general and administrative costs incurred by us as a separate company, revenues and expenses related to our lease entered in January 2002 for 31 retirement communities operated by Marriott and from the pending acquisition, if it closes.

         We accounted for our merger with FSQ, Inc. as the termination of a management contract rather than as a business combination. As a result, at the closing of the merger, because the FSQ, Inc. liabilities assumed plus the value of our Common Shares issued in connection with the FSQ, Inc. acquisition exceeded the fair value of FSQ's, Inc. assets acquired, we recognized an expense of $2.8 million. For this purpose, the fair value of our Common Shares was based on the average of the high and low price of our shares on the day of the merger, or $7.50 per share.

OUR HISTORICAL RESULTS OF OPERATIONS

         As described above, we operated, until completion of the spin-off, as a subsidiary of Senior Housing. Our past operations as Senior Housing's subsidiary differ from our current operations as an independent public company as follows:

o our historical operating business included certain facilities, assets and activities which we do not own or conduct and did not include such other factors discussed above; and

o the principal source of financing for these operating businesses was intercompany advances from Senior Housing, an entity with financial resources substantially in excess of ours.

         We believe that because of these differences, the historical results of operations described below are not comparable to our current operations or our expected future operations. Specifically, in the historical periods discussed we operated only 56 properties for Senior Housing, which owned the real estate as well as the operations. Effective December 31, 2001, we leased these 56 facilities  from Senior  Housing  which  continued  to own the real  estate.  On
January 11, 2002, we began to lease an additional 31 facilities from Senior Housing. Moreover, we now conduct our own affairs and incur costs as a separate public company some of which are more and some of which are less than the costs incurred by Senior Housing and allocated to us in the historical periods.

Years ended December 31, 2001 and 2000

         We did not begin to operate the senior living facilities of our predecessors or generate revenue until July 1, 2000. Therefore, our results for the year ended December 31, 2001, are not comparable to the year ended December 31, 2000.

         Revenues for the year ended December 31, 2001, were $229.2 million. On a combined basis, the two predecessor entities had revenues of $220.7 million for the year ended December 31, 2000. This increase was due mainly to an increase in the average daily rate received during these periods.

         Expenses for the year ended December 31, 2001, were $228.8 million. On a combined basis, the predecessor entities had expenses of $253.4 million for the year ended December 31, 2000. The decrease is due primarily to rent and interest expenses which were included in the 2000 expenses of our predecessors but were zero in 2001 because, after Senior Housing's repossessions and foreclosures, rent and interest payments on the leases and mortgages ceased. Period from April 27, 2000 (date operations commenced) through December 31, 2000

         This period was our first period of operations and, therefore, there is no comparable period.

         During 2000 we accounted for our investment in these operating businesses using the equity method of accounting. As a result, the reported revenues included our equity in earnings of these investees. Revenues for 2000 were $2.5 million and represent the net amount of net patient revenues in excess of expenses of these operations for the 2000 period. Net patient revenues at the operating businesses for the six months ended December 31, 2000, were $114.5 million and expenses incurred for the period were $112.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         On a historical basis our expenditures, including capital expenditures and for working capital, were provided by Senior Housing. We maintained no financing sources apart from Senior Housing.

         At the time of our spin-off from Senior Housing on December 31, 2001, we had cash of $24.9 million, operating accounts receivable of $36.4 million and accrued operating expenses and other liabilities totaling $17.8 million.

         We lease all of our current facilities from Senior Housing. Our leases with Senior Housing require us to pay a total of $70 million of base rent annually. Percentage rent on our current leases does not begin until 2003 and 2004. We expect these increases to be modest relative to our overall liquidity. Payments required of us under our lease for 31 Marriott facilities also include a percentage of revenues for a capital expenditure reserve. If events of default under the leases occur, Senior Housing has the ability to accelerate our rent payments. Our leases with Senior Housing are cross-defaulted with one another, and events of default include: our failure to pay rent when due; our default under any indebtedness which gives the holder the right to accelerate; our default under the Marriott management agreements; and our being declared ineligible to receive reimbursement under Medicare and Medicaid programs for any of the leased facilities.

         On January 10, 2002, we accepted a non-binding letter of intent from a lender for a new, three year $20 million line of credit to be secured by our accounts receivable. This financing is subject to lender diligence, final documentation and other customary conditions. We expect this financing to close on or before April 30, 2002, but it may not close before that date or at all.

         On January 23, 2002, we agreed to acquire five communities for $45.5 million. We expect to fund this acquisition with our cash and the proceeds of our common share offering discussed below.

         In March 2002, we issued 3,700,000 million common shares, raising gross proceeds of $25.9 million. Net proceeds, after underwriting costs and other estimated offering expenses, were $25.4 million and are expected to be used together with cash on hand, to acquire the communities discussed above.

         Other than our leases with Senior Housing and our agreement to acquire five communities, we have no individually material contractual or commercial obligations or commitments.

         Our primary source of cash to fund operating expenses, including rent and routine capital expenditures, is the resident revenues we generate at our facilities. Changes in laws and regulations which impact Medicare or Medicaid rates, on which many of our properties rely for substantial amounts of revenues, or changes in insurance costs caused by recent, material litigation awards in some states may materially affect our future results. We believe that our revenues will be sufficient to allow us to meet our ongoing operating expenses, working capital needs and rent payments to Senior Housing in the short term, or next 12 months, and long term, whether or not we arrange for a line of credit secured by our receivables, as described above. Despite this belief, our operating cash flow as a percentage of our revenues is small; a small percentage decline in revenue or increase in our operating expenses could eliminate or reduce our operating cash flow. If our other resources, such as our cash on hand, or our pending $20 million line of credit, are not available or insufficient, the decline in operating cash flow may cause lease defaults or other material consequences.

         Our shared services agreement with Reit Management allows us to defer payments to Reit Management under the shared services agreement if necessary to make rent payments to Senior Housing. On a pro forma basis, assuming completion of our January 2002 lease for 31 Marriott facilities and our pending acquisition, payments to Reit Management for shared services would have totaled $3.1 million during the year ended December 31, 2001.

SEASONALITY

         Our business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods nursing home and assisted living residents are sometimes discharged to join family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home and assisted living residents which can result in increased costs or discharges to hospitals. As a result of these factors, nursing home and assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flow to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

INFLATION AND DEFLATION

         Inflation in the past several years in the United States has been modest. Future inflation might have both positive or negative impacts on our business. Rising price levels may allow us to increase occupancy charges to residents, but may also cause our operating costs, including our percentage rent, to increase.

         Deflation would likely have a negative impact upon us. A large component of our expenses consist of minimum rental obligations to Senior Housing. Accordingly we believe that a general decline in price levels which could cause our charges to residents to decline would likely not be fully offset by a decline in our expenses.

CRITICAL ACCOUNTING POLICIES

         Our most critical accounting policies regard revenue recognition and our assessment of the net realizable value of our accounts receivable. These policies involve significant judgments based upon our experience, including judgments about changes in payment methodology, contract modifications and economic conditions that may affect the collectibility of our accounts receivable. In the future we may need to revise our assessment to incorporate information which is not yet known and such revisions could increase or decrease our net revenues or cause us to adjust the net carrying value of our accounts receivable.

HISTORICAL RESULTS OF OPERATIONS-MARINER PREDECESSOR

         The Mariner Predecessor conducted operations of 17 facilities leased from Senior Housing. The operations of the Mariner Predecessor during the period prior to its acquisition by Senior Housing differ from our operations as follows:

o The business of the Mariner Predecessor was conducted by its then parent, Mariner Post-Acute Network, Inc., an entity with a capital structure, corporate overhead costs, and operating systems substantially different than ours.

o During the period of Mariner's operation of this business, significant write-offs of goodwill and other long lived assets of the Mariner Predecessor occurred and Mariner filed for bankruptcy.

         We believe that because of these differences, the historical results of operations described below are not comparable to our operations. Specifically, the historical operations described below include: revenues and operating expenses for only 17 facilities, one of which has since been closed, while currently we generate revenues and incur operating expenses at 87 facilities; revenues prior to 1999 which were based in part upon Medicare rates established prior to the completion of the phase-in of the new Medicare prospective payment system; depreciation expenses which relate to real estate and amortization expenses which relate to goodwill, while we do not have substantial depreciable assets; expenses related to allocation of corporate overhead by the parent of these operations, while we incur different corporate expenses; rent expense under a lease which has been cancelled; charges for impairments of long lived assets of substantial amounts, while we do not have substantial long lived assets and have not incurred similar changes; and interest expense incurred on debt, while we have no debt at this time.

Years ended December 31, 2000 and 1999-Mariner Predecessor

         Revenues for the year ended December 31, 2000, were $85.3 million. These revenues represent a decrease of $1.6 million from the revenues in the 1999 period. This decrease is attributable primarily to a slight decrease in occupancy at the facilities in operation during both periods and to the closing of one facility.

         Expenses for the year ended December 31, 2000, were $92.6 million, a decrease of $1.6 million over the 1999 period, excluding non-recurring or unusual charges and write-offs incurred in 1999. This decrease is attributable primarily to decreases in general and administrative costs and provision for bad debts and rent, offset by an increase in salary, wages and benefits.

         Net loss for the year ended December 31, 2000, was $7.4 million, a decrease in loss of $36.4 million over the 1999 period. This decrease in loss is principally attributable to the impact of unusual charges related to the impairment of long lived assets in 1999.

HISTORICAL RESULTS OF OPERATIONS-INTEGRATED PREDECESSOR

         The Integrated Predecessor conducted operations of 42 facilities leased from or mortgaged to Senior Housing. The operations of the Integrated Predecessor during the period prior to its acquisition by Senior Housing differ from our operations as follows:

o The business of the Integrated Predecessor was conducted by its then parent, Integrated Health Services, Inc., an entity with a capital structure, corporate overhead costs, and operating ms systesubstantially different than ours.

o During the period of Integrated Health Services' operation of this business, significant write-offs of goodwill and other long lived assets of the Integrated Predecessor occurred and Integrated Health Services filed for bankruptcy.

         We believe that because of these differences, the historical results of operations described below are not comparable to our operations. Specifically, the historical operations described below include: revenues and operating expenses for only 42 facilities, one of which has since been closed, while we currently generate revenues and incur operating expenses at 87 facilities; revenues prior to 1999 which were based in part upon Medicare rates established prior to the completion of the phase in of the new Medicare prospective payment system; depreciation expenses which relate to real estate and amortization expenses which relate to intangible assets, while we do not have substantial depreciable assets; expenses related to corporate overhead and management fees charged by the parent of the Integrated Predecessor, while we incur different corporate expenses; rent expense under a lease which has been cancelled; charges for impairments of long lived assets of substantial amounts, while we do not have substantial long lived assets and have not incurred similar charges; and interest expense incurred on debt, while we currently have no debt.

Years ended December 31, 2000 and 1999-Integrated Predecessor

         Revenues for the year ended December 31, 2000, were $135.4 million. These revenues represent an increase of $5.0 million over the revenues in the 1999 period. This increase resulted primarily from an increase in Medicaid rates and an increase in occupancy at the Integrated Predecessor facilities.

         Expenses for the year ended December 31, 2000, excluding non-recurring or unusual charges and write-offs of $16.7 million as discussed in the next paragraph, were $144.0 million, a decrease of $2.1 million from the 1999 period. This decrease is attributable primarily to a decrease in rent, depreciation and amortization at the Integrated Predecessor facilities offset by increased operating expenses.

         During the 2000 period, the Integrated Predecessor incurred unusual charges related to a loss on settlement of lease and mortgage obligations of $16.7 million. These charges were a result of the bankruptcy settlement between Integrated and Senior Housing and represent the carrying value of the tangible and intangible assets of the facilities conveyed to Senior Housing, less the debts due Senior

Housing which were not paid. During the 1999 period, the Integrated Predecessor incurred write-offs and unusual charges related to a loss on impairment of long lived assets of $120.0 million.

         Net loss for the year ended December 31, 2000, was $25.3 million, a decrease of $101.7 million from the net loss of $126.9 million in 1999. This decrease in loss is attributable to the decreases in rent, depreciation and amortization and the impact of unusual charges discussed above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We have no obligations for funded debt and as such are not directly affected by changes in market interest rates. However, as discussed above, we expect to enter a $20 million revolving credit facility secured by our accounts receivable. We expect that this loan facility will require interest on drawn amounts at floating rates based upon a spread above LIBOR. Accordingly, whenever borrowings are outstanding under such a credit facility we may be exposed to market changes in interest rates, especially market changes in short term LIBOR rates. For example, if the full amount of a $20 million line of credit were drawn and interest rates rose by 1% per annum, our interest expense would increase by $200,000 per year, or $0.02 per share.

         We may from time to time consider our exposure to interest rate risks if we have or expect to have material amounts of floating rate obligations. As a result of these considerations we may decide to purchase interest rate caps or other hedging instruments.

Item 8.  Financial Statements and Supplementary Data

         The information required by this Item is included elsewhere in this Annual Report on Form 10-K. Our financial statements and financial statement schedules begin on Page F-1 (see index in Item 14(a)).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

         The information in Part III (Items, 10, 11, 12 and 13) is incorporated by reference to our definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Index to Financial Statements and Financial Statement Schedules

                                                                                                                   Page

Five Star Quality Care, Inc. Historical Financial Statements

Report of Independent Auditors..................................................................................    F-1

Consolidated Balance Sheets at December 31, 2001 and 2000.......................................................    F-2

Consolidated Statements of Operations for the year ended December 31, 2001 and the period from April 27,
2000 (Inception) through December 31, 2000......................................................................    F-3

Consolidated Statement of Shareholders' Equity for the year ended December 31, 2001 and the period April 27,
2000 (Inception) through December 31, 2000......................................................................    F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2001 and the period from April 27,
2000 (Inception) through December 31, 2000......................................................................    F-5

Notes to Consolidated Financial Statements......................................................................    F-6

Combined Financial Statements of the Forty-two Facilities Acquired by Senior Housing Properties Trust from
Integrated Health Services, Inc. (Integrated Predecessor)

Independent Auditors' Report....................................................................................   F-13

Combined Balance Sheets at December 31, 2000 and 1999...........................................................   F-14

Combined Statements of Operations for the years ended December 31, 2000 and 1999................................   F-15

Combined Statements of Changes in Net Equity (Deficit) of Parent Company for the years ended December 31,
2000 and 1999...................................................................................................   F-16

Combined Statements of Cash Flows for the years ended December 31, 2000 and 1999................................   F-17

Notes to Combined Financial Statements..........................................................................   F-18

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2000 and 1999....................   F-29

Combined Financial Statements of Certain Mariner Post-Acute Network Facilities (Operated by subsidiaries of
Mariner Post-Acute Network) (Mariner Predecessor)

Report of Independent Auditors..................................................................................   F-30

Combined Balance Sheets at December 31, 2000 and 1999...........................................................   F-31

Combined Statements of Operations for each of the two years ended December 31, 2000 and 1999....................   F-32

Combined Statements of Divisional Equity (Deficit) for each of the two years ended December 31, 2000 and 1999...   F-33

Combined Statements of Cash Flows for each of the two years ended December 31, 2000 and 1999....................   F-34

Notes to Combined Financial Statements..........................................................................   F-35

Schedule II-Valuation and Qualifying Accounts for each of the two years ended December 31, 2000 and 1999........   F-45

(b)  Reports on Form 8-K

         During the fourth quarter of 2001, the Company did not file any Current Reports on Form 8-K.

(c)  Exhibits

Exhibit No.     Description

2.1* Transaction Agreement, dated December 7, 2001, by and among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust party thereto, the Registrant, certain subsidiaries of the Registrant party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC

2.2*            Agreement  of  Merger,   dated  December  5,  2001,   among  the
                Registrant, FSQ Acquisition, Inc. and FSQ, Inc.

2.3** Sale-Purchase Agreement between ILM II Senior Living, Inc. and ILM II Holding, Inc. and the Registrant, dated January 23, 2002

2.4** First Amendment to Sale-Purchase Agreement among ILM II Senior Living, Inc., ILM II Holding, Inc. and Five Star Quality Care, Inc., dated February 22, 2002

2.5** Second Amendment to Sale-Purchase Agreement among ILM II Senior Living, Inc., ILM II Holding, Inc., and Five Star Quality Care, Inc., dated March 1, 2002

3.1***          Articles of Amendment and Restatement of the Registrant

3.2***          Amended and Restated Bylaws of the Registrant

4.1***          Specimen   Certificate   for  shares  of  common  stock  of  the
                Registrant

4.2 Description of Capital Stock of the Registrant (contained in Exhibits 3.1 and 3.2)

10.1*** Stock Purchase Agreement, dated August 9, 2001, among Senior Housing Properties Trust, SNH/CSL Properties Trust, Crestline Capital Corporation and CSL Group, Inc.

10.2**** Amendment to Stock Purchase Agreement, dated November 5, 2001, among Senior Housing Properties Trust, SNH/CSL Properties Trust, Crestline Capital Corporation and CSL Group, Inc.

10.3** Shared Services Agreement, dated January 2, 2002, between the Registrant and Reit Management & Research LLC

10.4** Amendment No. 1 to Shared Services Agreement between the Registrant and Reit Management & Research LLC, dated January 14, 2002

10.5+***        2001 Stock Option and Stock Incentive Plan of the Registrant

10.6*****       Master Lease  Agreement,  dated  December 31, 2001, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant

10.7*****       Guaranty  Agreement,  dated  December  31,  2001,  made  by  the
                Registrant, as Guarantor, for the benefit of the Landlord under the Master Lease Agreement, dated December 31, 2001, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant

10.8** Pledge of Shares of Beneficial Interest Agreement, dated December 31, 2001, made by the Registrant for the benefit of the Landlord under the Master Lease Agreement, dated December 31, 2001, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant

10.9** Security Agreement, dated December 31, 2001, by and among Five Star Quality Care Trust and the Landlord under the Master Lease Agreement by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant, dated December 31, 2001

10.10*****      Amended Master Lease  Agreement,  dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool
                III Trust, as Tenant

10.11*****      Guaranty  Agreement,   dated  January  11,  2002,  made  by  the
                Registrant, as Guarantor, for the benefit of the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant
                Pool III Trust, as Tenant

10.12** Pledge of Shares of Beneficial Interest Agreement, dated January 11, 2002, made by FSQ, Inc. for the benefit of the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant

10.13** Security Agreement, dated January 11, 2002, by and among FS Tenant Holding Company Trust and the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant

#10.14** Representative Form of Composite Copy of Operating Agreement, as amended through December 13, 2001 between certain subsidiaries of the Registrant and Marriott Senior Living Services, Inc.

#10.15***       Representative  Form of Pooling Agreement by and between certain subsidiaries  of  the  Registrant  and  Marriott  Senior  Living
                Services, Inc.

21.1**          Subsidiaries of the Registrant

-----------
* Incorporated by reference to Senior Housing Properties Trust's Current Report on Form 8-K, dated December 13, 2001.

** Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-83648.

*** Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-69846.

**** Incorporated by reference to Senior Housing Properties Trust's Current Report on Form 8-K, dated November 5, 2001.

***** Incorporated by reference to Senior Housing Properties Trust's Current Report on Form 8-K, dated December 31, 2001.

+ Indicates a management contract or a compensatory plan, contract or arrangement.

# Agreement filed is illustrative of numerous other agreements to which the Registrant is a party.

(d)  Financial Statement Schedules

1. Schedule II-Valuation and Qualifying Accounts of Forty-two Facilities Acquired by Senior Housing Properties Trust from Integrated Health Services, Inc.

2. Schedule II-Valuation and Qualifying Accounts of Certain Mariner Post-Acute Network Facilities (Operated by subsidiaries of Mariner Post-Acute Network, Inc.)

All other schedules have been ommitted because the required information is included in the consolidated financial statements or notes thereto or they are not required submissions.

                         REPORT OF INDEPENDENT AUDITORS

To the Directors and Shareholders of
Five Star Quality Care, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of Five Star
Quality Care, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2001 and the period April 27, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001 and the period April 27, 2000 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                     /s/ Ernst & Young LLP
Boston, Massachusetts
February 22, 2002

                          FIVE STAR QUALITY CARE, INC.
                           CONSOLIDATED BALANCE SHEETS
           (amounts in thousands, except share and per share amounts)


                                                                               December 31,
                                                                -------------------------------------------
                                                                        2001                  2000
                                                                --------------------  ---------------------
Assets
Current assets:
   Cash and cash equivalents..............................                  $24,943                    $--
   Accounts receivable, net of allowance of $3,787 at
     December 31, 2001....................................                   36,436                     --
   Prepaid expenses and other current assets .............                    3,750                     --
                                                                --------------------- ---------------------
   Total current assets...................................                   65,129                     --
Net investment in facilities' operations..................                       --                 29,046

Property and equipment, net...............................                    2,914                 25,742
                                                                --------------------- ---------------------
                                                                            $68,043                $54,788
                                                                ===================== =====================

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses..................                   $7,141                    $--
   Accrued compensation and benefits......................                    5,288                     --
   Due to affiliates, net.................................                    2,232                     --
   Accrued real estate taxes..............................                    1,485                     --
   Note payable...........................................                       --                    100
   Other current liabilities..............................                    1,664                     --
                                                                --------------------- ---------------------
   Total current liabilities..............................                   17,810                    100

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01:1,000,000 shares
   authorized, none issued                                                       --                     --
Common stock, par value $0.01: 10,000,000 shares
   authorized,  4,374,334  shares issued and outstanding
   as of December 31, 2001 and 3,000  shares  authorized,
   1,000  shares  issued and  outstanding  as of December 31,
   2000                                                                          44                     --
Additional paid-in-capital                                                   50,978                 56,004
Accumulated deficit                                                            (789)                (1,316)
                                                                --------------------- ---------------------
   Total shareholders' equity                                                50,233                 54,688
                                                                --------------------- ---------------------
                                                                            $68,043                $54,788
                                                                ===================== =====================


See accompanying notes.

                          FIVE STAR QUALITY CARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except per share amounts)



                                                                                                    Period
                                                                                                April 27, 2000
                                                                                                  (Inception)
                                                                                                    through
                                                                                Year Ended       December 31,
                                                                            December 31, 2001        2000
                                                                            ------------------- ----------------

Revenues:
     Net patient revenues..........................................                   $229,235               $--
     Income from facilities' operations............................                         --             2,520
                                                                            ------------------- ----------------
Total revenues.....................................................                    229,235             2,520

Expenses:
     Wages and benefits............................................                    138,883                --
     Other operating expenses......................................                     72,967                --
     General and administrative....................................                     15,627             3,519
     Depreciation .................................................                      1,274               317
                                                                            ------------------- ----------------
Total expenses.....................................................                    228,751             3,836
                                                                            ------------------- ----------------

Operating income (loss) ...........................................                        484            (1,316)

Interest income, net...............................................                         43                --
                                                                            ------------------- ----------------

Net income (loss) before income taxes..............................                        527            (1,316)

Provision for income taxes.........................................                         --                --
                                                                            ------------------- ----------------

Net income (loss) .................................................                       $527           $(1,316)
                                                                            =================== ================

Weighted average shares outstanding ...............................                      4,374             4,374
                                                                            =================== ================

Earnings (loss) per share  ........................................                      $0.12            $(0.30)
                                                                            =================== ================


See accompanying notes.

                          FIVE STAR QUALITY CARE, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (amounts in thousands, except share amounts)

       For the year ended December 31, 2001 and the period April 27, 2000
                      (Inception) through December 31, 2000


                                                                     Additional
                                           Number of     Common        Paid-in      Accumulated
                                             Shares       Stock        Capital        Deficit          Total
                                             ------       -----        -------        -------          -----

Balance at April 27, 2000.............         1,000        $--            $ 1              $-              $1

Contribution from Senior Housing,
net...................................            --         --         56,003              --          56,003

Net loss..............................            --         --             --          (1,316)        (1,316)
                                          ----------   --------    -----------     -----------     -----------

Balance at December 31, 2000..........         1,000         --         56,004          (1,316)          54,688

Issuance of shares, pursuant to
spin-off..............................     4,373,334         44            189              --             233

Distribution to Senior Housing, net...            --         --         (5,215)             --          (5,215)

Net income............................            --         --             --             527             527
                                          ----------   --------    -----------     -----------     -----------

Balance at December 31, 2001..........     4,374,334        $44        $50,978           $(789)        $50,233
                                          ==========   ========    ===========     ===========     ===========



See accompanying notes.

                          FIVE STAR QUALITY CARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                                       Period
                                                                                                   April 27, 2000
                                                                                                     (Inception)
                                                                                 Year Ended       through December
                                                                              December 31, 2001       31, 2000
                                                                             -------------------- ------------------


Cash flows from operating activities:
   Net income (loss)...................................................                   $ 527            $(1,316)
   Adjustments to reconcile net income (loss) to cash used in operating activities:
        Depreciation...................................................                   1,274                 317
        Amortization...................................................                      47                  --
        Provision for bad debt.........................................                   1,587                  --
        Income from facilities' operations.............................                      --              (2,520)
        Changes in assets and liabilities:
           Accounts receivable.........................................                   9,571                  --
           Prepaid expenses and other current assets...................                  (2,685)                 --
           Accounts payable and accrued expenses.......................                  (4,905)                 --
           Accrued compensation and benefits...........................                    (492)                 --
           Due to affiliates, net......................................                   2,232                  --
           Other current liabilities...................................                  (8,316)                 --
                                                                                -----------------    ---------------
        Cash used in operating activities..............................                  (1,160)             (3,519)
                                                                                -----------------    ---------------

Cash flows from investing activities:
   Real estate acquisitions............................................                      --              (2,300)
   Investment in facilities' operations................................                      --             (38,530)
   Equipment purchases.................................................                  (2,176)                 --
                                                                                -----------------    ---------------
        Cash used in investing activities..............................                  (2,176)            (40,830)
                                                                                -----------------    ---------------

Cash flows from financing activities:
   Payment of deferred financing costs.................................                  (1,016)                 --
   Proceeds from note payable..........................................                      --                 100
   Proceeds from mortgage payable......................................                   9,100                  --
   Proceeds from issuance of common stock..............................                     233                   1
   Owners contribution, net............................................                  12,783              44,248
                                                                                -----------------    ---------------
        Cash provided by financing activities..........................                  21,100              44,349
                                                                                -----------------    ---------------

Increase in cash and cash equivalents..................................                  17,764                  --
Cash and cash equivalents at beginning of period.......................                      --                  --
Cash and cash equivalents at facilities' operations, beginning of
  period...............................................................                   7,179                  --
                                                                                -----------------    ---------------
Cash and cash equivalents at end of period.............................                $ 24,943                 $--
                                                                                -----------------    ---------------

Non-cash investing and financing activities:
   Contribution of real estate and related property from Senior
     Housing...........................................................                 $(2,232)           $(23,759)
   Distribution of real estate and other assets to Senior Housing......                  29,330                  --
   Liabilities assumed by facilities' operations.......................                      --              12,004
   Assumption of mortgage payable by Senior Housing....................                  (9,100)                 --


See accompanying notes.

                          FIVE STAR QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                (amounts in thousands, except per share amounts)

1. Organization

         Five Star Quality Care, Inc. (the "Company") was organized on April 27, 2000, as a wholly owned subsidiary of Senior Housing Properties Trust ("Senior Housing"). The Company was formed under Delaware law in 2000 and reincorporated under Maryland law on September 20, 2001. Effective July 1, 2000, the Company assumed the operations of healthcare facilities from two former tenants of Senior Housing.

         On December 31, 2001, Senior Housing distributed 4,342 of the Company's Common Shares to its shareholders (the "Spin-Off"). Additionally, the Company sold 32 Common Shares to Senior Housing and HRPT Properties Trust ("HRPT"). Concurrent with the Spin-Off, the Company entered into a lease agreement with Senior Housing for 56 healthcare facilities. The Company also entered into a transaction agreement to govern the initial capitalization and other events related to the Spin-Off. Pursuant to the transaction agreement, the Company's initial capitalization of $50,000 was provided by Senior Housing. In connection with the Spin-Off, the Company (i) transferred title to seven properties and other assets with a net book value at December 31, 2001 of $29,330 to Senior Housing, (ii) conveyed a mortgage of $9,100 at December 31, 2001 to Senior Housing and (iii) obtained title to two properties with a net book value of $2,232 at December 31, 2001 from Senior Housing.

2. Summary of Significant Accounting Policies

         Basis  of  presentation.   The  accompanying   consolidated   financial
statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated.

         The Company was owned by Senior Housing until December 31, 2001 and transactions are presented on Senior Housing's historical basis. Prior to December 31, 2001, substantially all of the income from the facilities' operations received by the Company was deposited in and commingled with Senior Housing's general funds, and Senior Housing provided funds for working capital and other cash required by the Company. General and administrative expenses are comprised of costs incurred by Senior Housing and charged to the Company primarily based on a specific identification basis, which in the opinion of management is reasonable. It is not practicable to estimate additional costs that would have been incurred by the Company as a separate entity.

         The facilities operations commenced by the Company on July 1, 2000 were initially subject to completion of state and Federal regulatory processes, which were substantially completed on December 31, 2000. As a result, for the period July 1, 2000 through December 31, 2000, the facilities were accounted for using the equity method. Net income from these operations for the period prior to December 31, 2000, is reported as income from facilities' operations in the Consolidated Statements of Operations and the capital invested in these operations as of December 31, 2000, is included in net investment in facilities' operations on the Consolidated Balance Sheets.

         Cash and cash equivalents. Highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

         Property and equipment. Fixed assets are stated at cost. Depreciation of property and equipment is expensed on a straight-line basis over the estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

                          FIVE STAR QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                (amounts in thousands, except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

         Impairment of long lived assets. Impairment losses are recognized when indicators of impairment are present and the undiscounted cash flow estimated to be generated by the Company's investments is less than the carrying amount of such investments. The amount of impairment loss, if any, is determined by comparing the carrying amount of the Company's investment to its estimated fair value.

         Income taxes. Prior to December 31, 2001, substantially all of the Company's taxable income was included in the taxable income of Senior Housing for federal income tax purposes. Senior Housing qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended ("IRC"), and, prior to December 31, 2001, the Company was a subsidiary of Senior Housing. A portion of the Company's income generated by subsidiaries is subject to federal income taxes. These subsidiaries generated tax losses in both 2001 and 2000.

         Use of estimates. Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the amounts reported in these financial statements. Actual results could differ from these estimates.

         Per common share amounts. Earnings per share has been presented as if the shares outstanding at December 31, 2001 were outstanding as of April 27, 2000. The Company has no common share equivalents, instruments convertible into Common Shares or other dilutive instruments.

         Revenues. The Company's revenues are derived primarily from providing healthcare services to residents. Approximately 76% of 2001 revenues was derived from payments under Federal and state medical assistance programs. The Company accrues for revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements. Revenues are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment. As of December 31, 2001 the Company had an allowance for doubtful accounts which totaled $3,787. During 2001, the Company increased its allowance for doubtful accounts by $3,283 and wrote off $1,696 of accounts receivable as uncollectable.

         Amounts due from the Federal government Medicare program were $14,020 at December 31, 2001. Amounts due from various state Medicaid programs were $17,979 at December 31, 2001. Of these balances approximately $1,800 is expected to be paid to Integrated Health Services Inc. ("IHS") for the Company's account. The Company believes IHS will pay these funds pursuant to its contractual obligation approved by the Bankruptcy Court. However, IHS remains in bankruptcy proceedings and its record keeping and payment processing has not been timely.

         New accounting pronouncements. In 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company will adopt these pronouncements as of January 1, 2002. The Company expects the adoption of these standards will not have a material effect on the Company's financial position or results of operations.

                          FIVE STAR QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                (amounts in thousands, except per share amounts)


3. Net Investment in Facilities' Operations

         The Company assumed operating responsibility for the healthcare facilities effective July 1, 2000, pending final regulatory approvals required in the healthcare industry. Former tenants of Senior Housing performed these licensed services until January 1, 2001. Because all approvals had not been received by December 31, 2000, net income from these facilities is reflected as income from facilities' operations in the Consolidated Statements of Operations for the period April 27, 2000 (Inception) through December 31, 2000. The capital invested in these operations as of December 31, 2000, is included in net investment in facilities' operations in the Consolidated Balance Sheets.

         Summary financial data for these facilities' operations is as follows:

                                                                                                        July 1 through
                                              December 31, 2000                                         December 31, 2000
                                              -----------------                                         -----------------
Current assets..............................        $55,938       Revenues.............................      $114,483
Property and equipment, net.................          2,399       Expenses.............................       111,963
                                                    -------                                                   -------
                                                    $58,337       Income from facilities' operations...        $2,520
                                                    =======                                                    ======
Current liabilities.........................        $29,291
Net investment in facilities' operations....         29,046
                                                     ------
                                                    $58,337
                                                    =======

4. Property and Equipment

         Property and equipment, at cost, consists of the following as of December 31, 2001 and 2000:

                                                                                 2001                 2000
                                                                            ---------------      ---------------
Land.........................................................                      $237               $2,949
Building and improvements....................................                     1,999               20,584
Furniture, fixtures and equipment............................                       885                2,526
                                                                                 ------              -------
                                                                                  3,121               26,059
Accumulated depreciation.....................................                      (207)                (317)
                                                                                 ------              -------
                                                                                 $2,914              $25,742
                                                                                 ======              =======

                          FIVE STAR QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                (amounts in thousands, except per share amounts)


5. Income Taxes

         Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001, and 2000 are:

                                                                                          2001               2000
                                                                                      ------------       ------------
Deferred tax assets (liabilities)
Allowance for doubtful accounts...................................................          $1,325                $65
Net operating loss carryforward...................................................             168                 66
Property and equipment............................................................           1,977                (37)
                                                                                            ------                ----
Net deferred tax assets before valuation allowance................................           3,470                 94
Valuation allowance...............................................................          (3,470)               (94)
                                                                                            -------               ----
Net deferred tax assets...........................................................             $ -                $ -
                                                                                               ===                ===

         During 2001 and 2000, some of the Company's subsidiaries were taxable entities separate from Senior Housing and generated net operating loss carryforwards for tax purposes. These subsidiary net operating loss carryforwards totaled $479 and $189 at December 31, 2001 and 2000 respectively, and may be used under certain conditions to reduce future taxable income of the Company. These net operating loss carryforwards will expire beginning in 2015, if unused.

         During 2001 and 2000, the Company and certain of its subsidiaries were part of Senior Housing for federal tax purposes. These subsidiaries contributed expenses in excess of revenues for tax purposes to Senior Housing during 2001 and 2000. Some of the temporary differences between such excess and the Company's book income in 2001 and 2000 are expected to reverse in future periods when the Company is a separate consolidated group (i.e., after the Spin-Off). Such temporary differences totaled approximately $1,400 as of December 31, 2001, and relate primarily to the allowance for doubtful accounts.

         In connection with the Spin-Off, Senior Housing contributed assets to the Company with tax basis in excess of book basis; the tax effect of this temporary difference was approximately $1,900 as of December 31, 2001.

         A full valuation allowance has been recorded in the accompanying financial statements to offset the net deferred tax asset because its future realizability is uncertain.

         The blended statutory federal and state income tax rates applicable to the Company of 35% in 2001 and 2000 was fully offset by the change in valuation allowances for those periods.

6. Transactions with Affiliates

         On October 1, 2000, the Company entered into third party management agreements with FSQ, Inc. to manage the operations of its facilities. Messrs. Martin and Portnoy, the Company's Managing Directors, own FSQ, Inc. During 2001 and 2000, management fees paid to FSQ, Inc. by the Company totaled approximately $11,500 and $5,100, respectively. As of December 31, 2001, the Company was owed approximately $1,000 from FSQ, Inc. for amounts advanced by the Company on its

                          FIVE STAR QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                (amounts in thousands, except per share amounts)


6. Transactions with Affiliates (Continued)


behalf. This amount was satisfied as part of the merger of FSQ, Inc. into the Company which occurred on January 2, 2002.

         During 2000, HRPT, an affiliate of Senior Housing, foreclosed on a mortgage with a principal balance outstanding of $2,400 that had been in default. The collateral security for this mortgage was an assisted living facility in the vicinity of a nursing home operated by the Company. In November 2000, a subsidiary of the Company purchased the former collateral from HRPT for $2,300, its appraised value.

         Pursuant to the Spin-Off transaction agreement, Senior Housing agreed to contribute $50,000 of net working capital to the Company on December 31, 2001. Amounts were estimated on December 31, 2001 and the transaction agreement provided that a true up of amounts contributed would be completed subsequent to the year end. The amount owed to Senior Housing by the Company is approximately $3,300 as of December 31, 2001.

         Pursuant to the Spin-Off transaction agreement, the Company entered into a shared service agreement with Reit Management and Research, LLC ("RMR"). Messrs. Martin and Portnoy, the Company's Managing Directors, own RMR. This agreement provides that RMR will perform services for the Company that RMR has historically performed for FSQ, Inc. and that the Company will pay RMR a fee equal to 0.6% of the Company's revenues starting in 2002.

         As part of the Spin-Off transaction, and in order that HRPT could make a round lot distribution to its shareholders of one for 100 of Company shares which HRPT received as a shareholder of Senior Housing, HRPT acquired 7 shares of the Company from the Company for $7.26 per share. This purchase price per share was determined as the average trading price of the Company's shares on the date of the Spin-Off as reported by the American Stock Exchange.

         The Company  leases its  headquarters  from an entity  owned by Messrs.
Martin and Portnoy. The lease expires in 2011 and requires rent of $531 per year, subject to annual increases of $16 per year.

7. Leases

         The Company has entered into a noncancelable lease with Senior Housing for 56 facilities. The lease is a "triple-net" lease and requires that the Company pay for all costs incurred in the operation of the facilities, including the cost of personnel, service to residents, insurance, and real estate and personal property taxes. The lease also requires the Company to maintain the facilities during the lease term and to indemnify Senior Housing for any liability which may arise during the lease term. The lease requires minimum rent payments of $7,000 per year and percentage rent starting in 2004. The percentage rent is an amount equal to three percent (3%) of net patient revenues at each facility in excess of net patient revenues at such facility during 2003. The lease expires on December 31, 2018, and the Company has one renewal option for an additional 15 years.

                          FIVE STAR QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                (amounts in thousands, except per share amounts)


7. Leases (Continued)

         The future minimum rent required by this lease as of December 31, 2001, is as follows:

2002...........................................................         $7,000
2003...........................................................          7,000
2004...........................................................          7,000
2005...........................................................          7,000
2006...........................................................          7,000
Thereafter.....................................................         84,000
                                                                     ---------
                                                                      $119,000
                                                                     =========

8. Employee Benefit Plan

         During 2001, the Company established an employee savings plan under the provisions of the Internal Revenue Code section 401(k). All employees are eligible to participate in the plan and are entitled, upon termination, or retirement, to receive their portion of the plan assets. The Company does not contribute to this plan, but does pay certain expenses of the plan. The Company's plan expenses were $30 for the year ended December 31, 2001.

9. Fair Value of Financial Instruments

         The Company's financial instruments are limited to cash and cash equivalents, accounts receivables and payables. The fair value of these financial instruments was not materially different from their carrying values at December 31, 2001 and 2000.

10. Commitments and Contingencies

         In conjunction with certain Medicaid rate adjustments that the Company obtained from the State of Connecticut, the Company is obligated to fund certain tenant improvements at the Company's Connecticut facilities. The Company expects these improvements will be completed in 2002.

         Applicable provisions of Federal and some state laws allow paying agents for the Medicare and Medicaid programs to recoup amounts owed by Mariner Post Acute Network, Inc. ("Mariner") and IHS to these programs for historical overpayments from current payments to facilities now operated by the Company, despite the bankruptcy filings by Mariner and IHS. Also, some state nursing home licensing agencies have in the past required that a successor nursing home licensee, such as the Company, agree to assume financial responsibility for a predecessor licensee's obligations due to those state Medicaid programs. The Company has negotiated agreements with the U.S. Department of Justice and understandings with several state Medicaid agencies to limit the Company's liabilities for obligations of Mariner and IHS to the Federal Medicare and state Medicaid programs.

11. Subsequent Events

         On January 2, 2002, the Company acquired FSQ, Inc. in order to acquire the personnel, systems and assets necessary to manage the facilities the Company leases from Senior Housing. The acquisition

                          FIVE STAR QUALITY CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                (amounts in thousands, except per share amounts)


11. Subsequent Events (Continued)

was a stock for stock transaction, and Messrs. Martin and Portnoy, the owners of FSQ, Inc., each received 125 of the Company's Common Shares valued at $7.50 per share.

         On January 11, 2002, the Company entered into a lease with Senior Housing for 31 retirement communities. These communities are managed by Marriott Senior Living Services, Inc. ("Marriott"). The 31 retirement communities are leased from Senior Housing through 2017, with renewal options for an additional 15 years. The minimum rent payable by the Company for these facilities is $63,000 per year, plus a varying percentage of gross revenue each year which is paid as additional rent to Senior Housing but will be escrowed for future capital expenditures at the leased facilities. In addition, percentage rent will be payable, starting in 2003, in amounts equal to five percent (5%) of net patient revenues at each facility in excess of net patient revenues at such facility in 2002.

12. Pro Forma Information (Unaudited)

         If the Company had obtained all required healthcare licenses and began operating the facilities as of January 1, 2000, its pro forma 2000 revenues, expense and net loss would have been $220,703, $223,015 and $2,312, respectively. This unaudited pro forma information is not indicative of the operating results that would have occurred had the Company obtained all required healthcare licenses and began operating the facilities as of January 1, 2000, nor is it indicative of future results of operations.

13. Selected Quarterly Financial Data (Unaudited)

         Summary unaudited quarterly results of operations of the Company for the year ended December 31, 2001 and the period April 27, 2000 (Inception) through December 31, 2000:


                                                                               2001
                                            --------------------------------------------------------------------------
                                              First Quarter      Second Quarter     Third Quarter      Fourth Quarter
                                            -----------------  -----------------  -------------------  ---------------
Revenues...................................          $57,354            $55,906               $57,421          $58,554
Net (loss) income..........................             (839)            (1,063)                1,238            1,191
(Loss) earnings per common share...........           $(0.19)            $(0.24)                $0.28            $0.27

                                                                                           2000
                                                                 ------------------------------------------------------
                                                                   Second Quarter      Third Quarter    Fourth Quarter
                                                                 -----------------   ------------------ ---------------
Revenues.....................................................                 $--                $1,228          $1,292
Net income (loss) ...........................................                (870)                1,070          (1,516)
Earnings (loss) per common share.............................              $(0.20)                $0.24          $(0.34)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Senior Housing Properties Trust:

We have audited the accompanying combined balance sheets of the Forty-two facilities acquired by Senior Housing Properties Trust from Integrated Health Services, Inc. (Acquired Facilities) as described in note 1 as of December 31, 2000 and 1999 and the related statements of operations, changes in net equity (deficit) of parent company and cash flows for each of the years in the two-year period ended December 31, 2000. In connection with our audits of the combined financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These financial statements and the financial statement schedule are the responsibility of the Acquired facilities'
management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Acquired facilities as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP

Baltimore, Maryland
September 13, 2001

                             FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                                          FROM INTEGRATED HEALTH SERVICES, INC.



                                             COMBINED BALANCE SHEETS (Note 1)
                                                December 31, 2000 and 1999
                                                  (Dollars in thousands)

                                                                                                        2000       1999
                                                                                                      -------     ------
Assets
Current assets:
   Cash and cash equivalents..................................................................         $4,514      1,684
   Patient accounts and third-party payor settlements receivable (note 3).....................         29,266     22,624
   Other current assets.......................................................................            576      2,657
                                                                                                      -------     ------

      Total current assets....................................................................         34,356     26,965
Property, plant and equipment (note 4)........................................................            586     16,199
Intangible assets, net (note 5)...............................................................             --     18,110
                                                                                                      -------     ------
                                                                                                      $34,942     61,274
                                                                                                      =======     ======
Liabilities and Net Equity (Deficit) of Parent Company
Current liabilities:
   Accounts payable and accrued expenses (note 6).............................................         $9,499     12,891
   Current maturities of long-term debt (note 7)..............................................             --        273
   Due to Senior Housing Properties Trust (note 8)............................................         27,323         --
                                                                                                       ------      -----

      Total current liabilities...............................................................         36,822     13,164
Long-term debt, less current maturities (note 7)..............................................             --     17,500
Commitments and contingencies (notes 11 and 13)...............................................
Net equity (deficit) of Parent Company........................................................         (1,880)    30,610
                                                                                                      -------     ------
                                                                                                      $34,942     61,274
                                                                                                      =======     ======

See accompanying notes to financial statements.

                             FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                                          FROM INTEGRATED HEALTH SERVICES, INC.


                                        COMBINED STATEMENTS OF OPERATIONS (Note 1)
                                          Years ended December 31, 2000 and 1999
                                                  (Dollars in thousands)

                                                                                            2000           1999
                                                                                       --------------   ------------
Total patient service revenues...................................................            $135,378        130,333
                                                                                       --------------   ------------

Costs and expenses:
   Operating expenses............................................................             131,916        124,732
   Depreciation and amortization.................................................                 889          4,265
   Rent (note 9).................................................................               9,102         13,191
   Interest, net.................................................................               2,053          3,899
   Loss on impairment of long-lived assets (note 12).............................                  --        120,007
   Loss on settlement of lease and mortgage obligations (note 1).................              16,670             --
                                                                                       --------------   ------------

      Total costs and expenses...................................................             160,630        266,094
                                                                                       --------------   ------------

      Loss before income taxes...................................................             (25,252)      (135,761)
Federal and state income taxes (benefit) (note 10)...............................                  --         (8,822)
                                                                                       --------------   ------------

      Net loss...................................................................            $(25,252)      (126,939)
                                                                                       ==============   ============



See accompanying notes to financial statements.

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.


             COMBINED STATEMENTS OF CHANGES IN NET EQUITY (DEFICIT)
                           OF PARENT COMPANY (Note 1)
                     Years ended December 31, 2000 and 1999
                             (Dollars in thousands)



Balance at December 31, 1998...................................      $147,025
   Net contributions from Parent...............................        10,524
   Net loss....................................................      (126,939)
                                                                    ---------

Balance at December 31, 1999...................................        30,610
   Net contributions from (distributions to) Parent............        (7,238)
   Net loss....................................................       (25,252)
                                                                    ---------

Balance at December 31, 2000...................................      $ (1,880)
                                                                    =========



See accompanying notes to financial statements.

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.

                   COMBINED STATEMENTS OF CASH FLOWS (Note 1)
                     Years ended December 31, 2000 and 1999
                             (Dollars in thousands)

                                                                                             2000          1999
                                                                                         -------------  ------------
Cash flows from operating activities:
   Net loss.........................................................................          $(25,252)     (126,939)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Loss on impairment of long-lived assets.......................................                --       120,007
      Loss on settlement............................................................            16,670            --
      Deferred income taxes.........................................................                --       (8,822)
      Depreciation and amortization.................................................               889         4,265
      Decrease (increase) in patient accounts and third-party payor settlements                 (6,642)        7,540
        receivable..................................................................
      Increase (decrease) in other current assets...................................             2,081           (60)
      Increase (decrease) in accounts payable.......................................            (3,392)       (3,822)
                                                                                         -------------  ------------

        Net cash used by operating activities.......................................           (15,646)       (7,831)
                                                                                         -------------  ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment.......................................            (1,472)       (3,108)
                                                                                         -------------  ------------

        Net cash used by investing activities.......................................            (1,472)       (3,108)
                                                                                         -------------  ------------

Cash flows from financing activities:
   Repayments of long-term debt.....................................................              (137)         (220)
   Net contributions from (distributions to) parent company.........................            (7,238)       10,524
   Advances from Senior Housing Properties Trust....................................            27,323            --

        Net cash provided by financing activities...................................            19,948        10,304
                                                                                         -------------  ------------

        Increase (decrease) in cash and cash equivalents............................             2,830          (635)
Cash and cash equivalents, beginning of period......................................             1,684         2,319
                                                                                         -------------  ------------

Cash and cash equivalents, end of period............................................            $4,514         1,684
                                                                                         =============  ============




See accompanying notes to financial statements.

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                             (Dollars in thousands)

1.  Background and Basis of Presentation

         Prior to July 7, 2000, Integrated Health Services, Inc. (IHS or the Parent Company), through its wholly owned subsidiaries, operated various skilled nursing facilities with respect to which Senior Housing Properties Trust (SNH) was owner/lessor or first mortgage lender. In January 2000, IHS ceased making rent and interest payments on these obligations and subsequently filed for bankruptcy in February 2000.

         On July 7, 2000, effective as of July 1, 2000, the Bankruptcy Court approved a settlement agreement whereby IHS' lease and mortgage obligations to a subsidiary of SNH were cancelled and IHS conveyed nine nursing homes and one parcel of non-operating real property to SNH. As a result, SNH has obtained the operations of 42 facilities previously operated by IHS (the Acquired Facilities). IHS managed the Acquired Facilities under a management agreement with SNH for the period from July 1, 2000 to September 30, 2000. An affiliate of SNH has managed the Acquired Facilities subsequent to September 30, 2000.

         The Acquired Facilities' financial statements are presented for the purposes of complying with the Securities and Exchange Commission's rules and regulations regarding acquired businesses.

         The combined financial statements of the Acquired Facilities reflect the historical accounts of the skilled nursing facilities, including allocations of general and administrative expenses from the IHS corporate office to the individual facilities. Such corporate office allocations, calculated as a percentage of revenue, are based on determinations that management believes to be reasonable. However, IHS has operated certain other businesses and has provided certain services to the Acquired Facilities, including financial, legal, accounting, human resources and information systems services. Accordingly, expense allocations to the Company may not be representative of costs of such services to be incurred in the future (see note 11).

         The financial statements for periods prior to July 1, 2000 represent the financial position and results of operations of the Acquired Facilities as reflected in the accounts of IHS' subsidiaries. Such subsidiaries leased 19 facilities from SNH, owned 11 facilities with respect to which SNH was mortgagee, and owned, leased or managed 12 other facilities not previously affiliated with SNH.

         The financial statements for the period subsequent to July 1, 2000 represent the financial position and results of operations of the Acquired Facilities as described above and give effect to the terms of the aforementioned settlement agreement. Accordingly, as of July 1, 2000, the accounts of the Acquired Facilities no longer include the property, plant and equipment and intangible assets of the facilities conveyed to SNH, related mortgage debt, mortgage interest, and depreciation and amortization of such facilities. The loss on settlement represents the carrying value of the tangible and intangible assets of the facilities conveyed to SNH, less the related mortgage debt.

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999
                             (Dollars in thousands)

1.  Background and Basis of Presentation (Continued)

         The operating results of the Acquired Facilities for the six-month period ended June 30, 2000 (prior to the settlement agreement) and the six-month period ended December 31, 2000 are summarized below:

                                                                             Six Months
                                                       Six Months              ended              Year ended
                                                         ended              December 31,         December 31,
                                                     June 30, 2000              2000                 2000
                                                    ---------------        --------------       --------------
Total patient service revenues...................           $65,195                70,183              135,378
                                                    ---------------        --------------       --------------

Costs and expenses:
   Operating expenses............................            63,865                68,051              131,916
   Depreciation and amortization.................               876                    13                  889
   Rent (note 9).................................             6,323                 2,779                9,102
   Interest, net.................................             2,053                     -                2,053
   Loss on settlement............................                 -                16,670               16,670
                                                    ---------------        --------------       --------------

     Total costs and expenses....................            73,117                87,513              160,630
                                                    ---------------        --------------       --------------

     Loss before income taxes....................           $(7,922)              (17,330)             (25,252)
                                                    ===============        ==============       ==============

2.  Summary of Significant Accounting Policies

(a)  Revenues

         Revenues, primarily patient services revenues related to room and board charges, ancillary charges and revenues of pharmacy, rehabilitation and similar service operations, are recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable by third-party payors. As of January 1, 1999, Medicare revenue is recognized pursuant to the Prospective Payment System (PPS). Under PPS, per diem federal rates were established for urban and rural areas. Rates are case-mix adjusted using Resource Utilization Groups. PPS is implemented over a three-year transition period that blends a facility-specific payment rate with the federal case-mix adjusted rate.

         Estimated settlements under third-party payor retrospective rate setting programs (primarily Medicare for periods prior to January 1, 1999 and Medicaid) are accrued in the period that related services are rendered. Settlements receivable and related revenues under such programs are based on annual cost reports prepared in accordance with federal and state regulations, which reports are subject to audit and retroactive adjustment. In the opinion of management, adequate provision has been made therefore, and such adjustments in determining final settlements will not have a material effect on financial position or results of operations.

(b)  Cash and Cash Equivalents

         Cash equivalents consist of highly liquid debt instruments with original maturities of three months or less.

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999
                             (Dollars in thousands)


2.  Summary of Significant Accounting Policies (Continued)

(c)  Depreciation and Amortization

         Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally 25 years for land improvements, 10 years for equipment, 40 years for buildings and the term of the lease for costs of leasehold interests and improvements.

(d)  Intangible Assets

         Prior to the fourth quarter of 1999, intangible assets of businesses acquired (primarily goodwill) were amortized by the straight-line method primarily over 40 years, the period over which such costs were estimated to be recoverable through operating cash flows. As discussed in note 12, management of IHS continued to evaluate the impact of the 1997 Balanced Budget Act (BBA), particularly the impact of the prospective payment system (PPS), upon future operating results of the facilities. Utilizing IHS' experience with PPS since January 1, 1999, management performed a preliminary analysis of such impact in the third quarter of 1999 and a more comprehensive analysis at December 31, 1999. PPS has had a dramatic negative impact on the operating results and financial condition of the Acquired Facilities. The PPS system has significantly reduced the revenues, cash flow and liquidity of the Acquired Facilities and the long-term care industry in 1999. As a result of the negative impact of the provisions of PPS, management changed the estimated life of its goodwill to 20 years. This change has been treated as a change in accounting estimate and is being recognized prospectively beginning October 1, 1999.

(e)  Impairment of Long-lived Assets

         Management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, management estimates the projected undiscounted cash flows of the related individual facilities (the lowest level for which there are identifiable cash flows independent of other groups of assets) to determine if an impairment loss should be recognized. The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of
facilities  using  standard  industry  valuation  techniques.   In  addition  to
consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimates are changed, the carrying value of affected assets is allocated over the remaining lives. Management performed such an analysis at December 31, 1999 (see notes 1 (d) and 12).

(f) Income Taxes

         The  Acquired   Facilities   are  included  in  the  Parent   Company's
consolidated federal income tax return. The income taxes reported in the Acquired Facilities financial statements are an allocation of

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999
                             (Dollars in thousands)


2.  Summary of Significant Accounting Policies (Continued)

income taxes calculated as if the Acquired Facilities were a separate taxpayer, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No.
109), Accounting for Income Taxes.

         Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the related tax bases of assets and liabilities as required by SFAS No. 109. Such tax effects are measured by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse, and any change in tax rates will be recognized in the period that includes the date of enactment.

(g) Net Equity (Deficit) of Parent Company

         The Parent Company transfers excess cash from and makes working capital advances and corporate allocations to the Acquired Facilities. These advances include amounts to fund cash shortfalls, capital expenditures, advances for accounts payable and amounts paid for employee benefits and other programs administered by the Parent Company. The resulting net balance of the aforementioned transactions, the Parent Company's initial investment in the Acquired Facilities and the cumulative deficit of the Acquired Facilities is classified as Net Equity (Deficit) of Parent Company in the accompanying balance sheet.

(h) Business and Credit Concentrations

         The Acquired Facilities' patient services are provided through 42 facilities located in 10 states throughout the United States. The Acquired Facilities generally do not require collateral or other security in extending credit to patients; however, the Acquired Facilities routinely obtain assignments of (or are otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations) (see note 3).

(i) Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(j) Reclassification

         Certain amounts presented in 1999 have been reclassified to conform with the presentation for 2000.

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999
                             (Dollars in thousands)


3.  Patient Accounts and Third-Party Payor Settlements Receivable

         Patient accounts and third-party payor settlements receivable consist of the following at December 31:

                                                                                   2000             1999
                                                                                   ----             ----
Patient accounts.......................................................           $28,996          19,396
Third-Party payor settlements..........................................            13,147          12,194
                                                                              -----------     -----------

                                                                                   42,143          31,590
Allowance for doubtful accounts and contractual adjustments............           (12,877)         (8,966)
                                                                              -----------     -----------
                                                                                  $29,266          22,624
                                                                              ===========     ===========

         Patient accounts receivable and third party payor settlements receivable from the Federal government (Medicare) were approximately $14,246 and $10,757 at December 31, 2000 and 1999, respectively. Amounts receivable from various states (Medicaid) were approximately $17,161 and $16,189 at December 31, 2000 and 1999, respectively.

4.  Property, Plant and Equipment

         Property, plant and equipment are summarized as follows at December 31:

                                                                                 2000              1999
                                                                                 ----              ----
Land and improvements..................................................             $--             6,306
Buildings and improvements.............................................              --             3,104
Leasehold interests and improvements...................................              --             2,637
Equipment..............................................................             598             7,134
                                                                            -----------       -----------

                                                                                    598            19,181
Less accumulated depreciation and amortization.........................              12             2,982
                                                                            -----------       -----------

     Net property, plant and equipment.................................             586            16,199
                                                                            ===========       ===========


5.  Intangible Assets

Intangible assets are summarized as follows at December 31, 1999:

Intangible assets of business acquired, primarily goodwill.......      $23,287
Less accumulated amortization....................................       (5,177)
                                                                    ----------

     Net intangible assets.......................................      $18,110
                                                                    ==========

         Management regularly evaluates whether events or circumstances have occurred that would indicate an impairment in the carrying value or the life of goodwill. In accordance with SFAS No. 121, if there is an indication that the carrying value of an asset, including goodwill, is not recoverable, Management estimates the projected undiscounted cash flows, excluding interest, of the related

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999
                             (Dollars in thousands)

5.  Intangible Assets (Continued)

business unit to determine if an impairment loss should be recognized. Such impairment loss is determined by comparing the carrying amount of the asset, including goodwill, to its estimated fair value. Management performs the impairment analysis at the individual facility level. See note 12 for information regarding impairment of assets in the year ended December 31, 1999.

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows at December 31:

                                                               2000        1999
                                                               ----        ----
Accounts payable........................................      $5,105       8,294
Accrued salaries and wages..............................       3,015       3,468
Other accrued expenses..................................       1,379       1,129
                                                            --------    --------

                                                               9,499      12,891
                                                            ========    ========

7.  Long-Term Debt

Long-term debt is summarized as follows at December 31, 1999:

Mortgages payable in monthly installments of $87, including interest at rates ranging from
    10.3% to 10.86%, due December 2016..................................................             $8,687
Mortgages payable in monthly installments of $95, including interest at 11.5%, due January
    2006................................................................................              9,086
                                                                                                -----------
                                                                                                     17,773
Less current maturities.................................................................                273
                                                                                                -----------
     Total long-term debt, less current portion                                                     $17,500
                                                                                                ===========


At December 31, 1999 the aggregate maturities of long-term debt for the five years ending December 31, 2004 are as follows:

2000...........................................................            $273
2001...........................................................             304
2002...........................................................             339
2003...........................................................             378
2004...........................................................             421
Thereafter.....................................................          16,058
                                                                      ---------
                                                                        $17,773
                                                                      =========

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999
                             (Dollars in thousands)


8.  Due to Senior Housing Properties Trust (SNH)

         Subsequent to July 1, 2000, SNH advanced funds for operating expenses and working capital of the Acquired Facilities and allocated facility rents. Such advances bear no interest (see notes 9 and 11).

9.  Leases

         The Acquired Facilities leased equipment under short-term operating leases having rental costs of approximately $1,146 in 2000 and $1,800 in 1999. Leases of facilities were terminated in 2000 as discussed in note 1; however, in accordance with Staff Accounting Bulletin No. 55, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, $2,159 is included in rent expense for the period subsequent to July 1, 2000, representing an allocation of the total estimated fair market rental value of facilities. The annual fair market rental value has been estimated for a combined group of facilities, including the Acquired Facilities, and has been allocated based on the respective total revenues of the facilities.

10.  Income Taxes

         The Acquired Facilities have been included in the Parent Company's consolidated federal income tax return. The allocated provision (benefit) for income taxes on loss before income taxes is summarized as follows at December 31:

                                                                                    2000              1999
                                                                                 ----------        -----------
Current.........................................................................        $--                 --
Deferred........................................................................         --             (8,822)
                                                                                -----------       ------------
                                                                                        $--             (8,822)
                                                                                -----------        ===========

         The amount computed by applying the Federal corporate tax rate of 35% in 2000 and 1999 to loss before income taxes is summarized as follows at December 31:

                                                                                    2000              1999
                                                                                 ----------        -----------
Income tax computed at statutory rates..........................................    $(7,648)           (47,516)
State income taxes, net of Federal tax benefit and nondeductible items..........     (1,044)            (6,724)
Jobs tax credit.................................................................        (70)               (94)
Valuation allowance adjustment..................................................      8,762             45,512
                                                                                 ----------        -----------
                                                                                        $--             (8,822)
                                                                                 ----------        -----------

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.


               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999
                             (Dollars in thousands)


10.  Income Taxes (Continued)

Deferred income tax liabilities (assets) at December 31, 2000 and 1999, are summarized as follows:

                                                                                    2000              1999
                                                                                 ----------        -----------
Difference in book and tax bases of intangible assets...........................        $--            (28,002)
Difference in book and tax bases of fixed assets................................         --             (9,327)
Allowance for doubtful accounts.................................................     (5,018)            (3,586)
Net operating loss carryforwards................................................    (57,627)           (13,038)
Job tax credit carryovers.......................................................       (254)              (184)
                                                                                 ----------        -----------

     Total before valuation allowance...........................................    (62,899)           (54,137)
                                                                                 ----------        -----------
Valuation allowance.............................................................     62,899             54,137
                                                                                 ----------        -----------
     Net deferred tax liabilities...............................................         --                 --
                                                                                 ==========        ===========

11.  Other Related Party Transactions

         Corporate administrative and general expenses (included in operating expenses) represent management fees for certain services, including financial, legal, accounting, human resources and information systems services provided by the Parent Company. Management fees have been provided at approximately 6% of total revenues of each facility.

         Management fees charged by the Parent Company were $4,311 for the nine months ended September 30, 2000 and $6,254 in 1999, and have been determined based on an allocation of the Parent Company's corporate general and administrative expenses. Such allocation has been made because specific identification of expenses is not practicable. Management believes that this allocation method is reasonable. However, management believes that the Acquired Facilities' corporate administrative and general expenses on a stand-alone basis may have been different had the Acquired Facilities operated as an unaffiliated entity. Management fees charged by an SNH affiliate were $1,773 for the three months ended December 31, 2000.

12.  Loss on Impairment of Long-Lived Assets

         During the year ended December 31, 1999, the Parent Company continued to evaluate the impact of the 1997 Balanced Budget Act (BBA), particularly the impact of the Prospective Payment System (PPS), upon the future operating results on its facilities. Utilizing the Parent Company's (including the Acquired Facilities) experience with PPS since January 1, 1999, the Parent Company performed a preliminary analysis of such impact as of September 30, 1999 and a more comprehensive analysis at December 31, 1999. PPS has had a dramatic impact on the operating results and financial condition of the Acquired Facilities. PPS has significantly reduced the revenues, cash flow and liquidity of the Acquired Facilities and others in the industry in 1999. As a result of the negative impact of the provisions of PPS, the Acquired Facilities assessed the impairment of its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 in 1999.

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.


               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999
                             (Dollars in thousands)

12.  Loss on Impairment of Long-Lived Assets (Continued)

In accordance with SFAS No. 121, the Acquired Facilities estimated the future cash flows expected to result from those assets to be held and used.

         In estimating the future cash flows for determining whether an asset is impaired, and if expected future cash flows used in measuring assets are impaired, the Acquired Facilities grouped the assets at the lowest level for which there are identifiable cash flows independent of other groups of assets, which is at the facility level.

         After determining the facilities eligible for an impairment charge, Management determined the estimated fair value of such facilities and compared such fair value to the carrying values of the related assets. The carrying value of buildings and improvements, leasehold improvements, equipment and goodwill exceeded the fair value by $120,007; accordingly, the Acquired Facilities recognized such amount as a loss on impairment of long-lived assets during the year ended December 31, 1999.

13.  Certain Significant Risks and Uncertainties

         The following information is provided in accordance with the AICPA Statement of Position No. 94-6, Disclosure of Certain Significant Risks and Uncertainties.

         The Acquired Facilities and others in the healthcare business are subject to certain inherent risks, including the following:

o Substantial dependence on revenues derived from reimbursement by the Federal Medicare and state Medicaid programs which have been drastically cut in recent years and which entail exposure to various healthcare fraud statutes;

o Government regulations, government budgetary constraints and proposed legislative and regulatory changes; and

o        Lawsuits alleging malpractice and related claims.

         Such inherent risks require the use of certain management estimates in the preparation of the Acquired Facilities financial statements and it is reasonably possible that a change in such estimates may occur.

         The Acquired Facilities receives payment for a significant portion of services rendered to patients from the Federal government under Medicare and from the states in which its facilities and/or services are located under Medicaid. The Acquired Facilities operations are subject to a variety of Federal, state and local legal and regulatory risks, including without limitation the federal Anti-Kickback statute and the federal Ethics in Patient Referral Act (so-called "Stark Law"), many of which apply to virtually all companies engaged in the health care services industry. The Anti-Kickback statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Stark Law prohibits, with limited exceptions, financial relationships between ancillary service providers and referring physicians. Other regulatory risks

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999
                             (Dollars in thousands)


13.  Certain Significant Risks and Uncertainties (Continued)

assumed by the Acquired Facilities and other companies engaged in the health care industry are as follows:

o False Claims -- "Operation Restore Trust" is a major anti-fraud demonstration project of the Office of the Inspector General. The primary purpose for the project is to scrutinize the activities of healthcare providers which are reimbursed under the Medicare and Medicaid programs. False claims are prohibited pursuant to criminal and civil statutes and are punishable by imprisonment and monetary penalties.

o Regulatory Requirement Deficiencies -- In the ordinary course of business health care facilities receive notices of deficiencies for failure to comply with various regulatory requirements. In some cases, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from participation in the Medicare and Medicaid programs and, in extreme cases, revocation of a facility's license.

o Changes in laws and regulations -- Changes in laws and regulations could have a material adverse effect on licensure, eligibility for participation in government programs, permissible activities, operating costs and the levels of reimbursement from governmental and other sources.

         In response to the aforementioned regulatory risks, the Parent Company formed a Corporate Compliance Department in 1996 to help identify, prevent and deter instances of Medicare and Medicaid noncompliance. Although the Parent Company and the Acquired Facilities strive to manage these regulatory risks, there can be no assurance that federal and/or state regulatory agencies that currently have jurisdiction over matters including, without limitation, Medicare, Medicaid and other government reimbursement programs, will take the position that the Acquired Facilities business and operations are in compliance with applicable law or with the standards of such regulatory agencies.

         In some cases, violation of such applicable law or regulatory standards by the Acquired Facilities can carry significant civil and criminal penalties and can give rise to qui tam litigation. In this connection, the Acquired Facilities are a defendant in certain actions or the subject of investigations concerning alleged violations of the False Claims Act or of Medicare regulations. As a result of the Parent Company's and the Acquired Facilities' financial position, various agencies of the federal government accelerated efforts to reach a resolution of all outstanding claims and issues related to the Parent Company's and the Acquired Facilities' alleged violations of healthcare statutes and related causes of action. The Parent Company has commenced global settlement negotiations with the government; however, the Parent Company is unable to assess fully the merits of the government's monetary claims at this time. In addition, the Parent Company is unable to determine the amount, if any, that might relate to the Acquired Facilities.

         The BBA, enacted in August 1997, made numerous changes to the Medicare and Medicaid programs that are significantly affecting the Acquired Facilities. With respect to Medicare, the BBA provides, among other things, for a prospective payment system for skilled nursing facilities. As a result, in 1999 the Acquired Facilities bore the cost risk of providing care inasmuch as they receive specified

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999
                             (Dollars in thousands)


13.  Certain Significant Risks and Uncertainties (Continued)

reimbursement for each treatment regardless of actual cost. With respect to Medicaid, the BBA repeals the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. As a result, states now have considerable flexibility in establishing payment rates and the Management believes many states are moving toward a prospective payment type system for skilled nursing facilities.

         The BBA mandates the establishment of a PPS for Medicare skilled nursing facility services, under which facilities are paid a fixed fee for virtually all covered services. PPS is being phased in over a four-year period, effective January 1, 1999 for the Acquired Facilities. During the first three years, payments will be based on a blend of the facility's historical costs and a pre-determined federal rate. Thereafter, the per diem rates will be based 100% on the federal cost rate. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. The per diem rate covers (i) all routine inpatient costs currently paid under Medicare Part A, (ii) certain ancillary and other items and services currently covered separately under Medicare Part B on a "pass-through" basis, and (iii) certain capital costs. The Acquired Facilities ability to offer the ancillary services required by higher acuity patients, such as those in its subacute care programs to Medicare beneficiaries, in a cost-effective manner will continue to be critical to the Acquired Facilities services and will affect the profitability. To date the per diem reimbursement rates have generally been significantly less than the amount the Acquired Facilities received on a daily basis under cost based reimbursement, particularly in the case of higher acuity patients. As a result, PPS has had a material adverse impact on the Acquired Facilities' results of operations and financial condition (see note 12).

         The Acquired Facilities are also subject to malpractice and related claims, which arise in the normal course of business and which could have a significant effect on the Acquired Facilities. As a result, the Acquired Facilities maintain occurrence basis professional and general liability insurance with coverage and deductibles which management believes to be appropriate.

        FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST
                      FROM INTEGRATED HEALTH SERVICES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 For the Years Ended December 31, 2000 and 1999
                             (Dollars in thousands)

                     Column A                           Column B       Column C               Column D   Column E
                     --------                           --------       --------               --------   --------
                                                                       Additions
                                                        Balance at     charged to                        Balance at
                                                        beginning of   operating                             end of
Description                                             year           accounts         Deductions (1)         year
---------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
     Year ended December 31, 2000.................      $8,966         5,001                   (1,090)       12,877
                                                        ======         =====                   =======       ======
     Year ended December 31, 1999.................      $7,016         2,598                     (648)        8,966
                                                        ======         =====                     =====        =====


(1)      Amounts represent bad debt write-offs

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Five Star Quality Care, Inc.:

We have audited the accompanying combined balance sheets of Certain Mariner Post-Acute Network Facilities (Operated by subsidiaries of Mariner Post-Acute Network, Inc.) (the "Facilities"), as defined in Note 1, as of December 31, 2000 and 1999, and the related combined statements of operations, divisional equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index on page F-45. These financial statements and schedule are the responsibility of the Facilities' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Certain Mariner Post-Acute Network Facilities (Operated by subsidiaries of Mariner Post-Acute Network, Inc.), as defined in Note 1, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               /s/ ERNST & YOUNG LLP


September 19, 2001
Boston, Massachusetts

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

                             COMBINED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                              December 31,
                                                                                         ---------------------
                                                                                           2000         1999
                                                                                         --------     --------
Assets
Current assets:
   Cash and cash equivalents......................................................         $2,508          $--
   Patient receivables, less allowance for doubtful accounts of $1,834 in 2000
      and $1,534 in 1999..........................................................          7,501        6,888
   Other receivables..............................................................          3,489          321
   Other current assets...........................................................            477          226
                                                                                         --------     --------
Total current assets..............................................................         13,975        7,435
Property and equipment:
   Building improvements..........................................................          4,128        3,563
   Furniture, fixtures and equipment..............................................            635          371
                                                                                         --------     --------
                                                                                            4,763        3,934
   Less accumulated depreciation..................................................         (3,725)      (2,425)
                                                                                         --------     --------
                                                                                            1,038        1,509
Goodwill, net.....................................................................          8,012        8,471
Other assets......................................................................             27           18
                                                                                         --------     --------

Total assets......................................................................        $23,052      $17,433
                                                                                         ========     ========

Liabilities and divisional deficit
Current liabilities:
   Accounts payable and accrued expenses..........................................        $12,645       $9,638
   Accrued wages and related liabilities..........................................          3,570        3,584
   Due to Senior Housing Properties Trust.........................................          5,760           --
   Current portion of long-term debt..............................................             --          919
   Current portion of unfavorable lease obligations and other non-current
      liabilities.................................................................          3,673        3,719
                                                                                         --------     --------

Total current liabilities.........................................................         25,648       17,860
Liabilities subject to compromise.................................................          7,111            -

Unfavorable lease obligations and other non-current liabilities...................         24,980       28,603
                                                                                         --------     --------
Total liabilities.................................................................         57,739       46,463
Commitments and contingencies
Divisional deficit................................................................        (34,687)     (29,030)
                                                                                         --------     --------

Total liabilities and divisional deficit..........................................        $23,052      $17,433
                                                                                         ========     ========

See accompanying notes.

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

                        COMBINED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                                                    Year ended December 31,
                                                                                  --------------------------
                                                                                      2000           1999
                                                                                  ------------  ------------
Revenues:
   Net patient revenues.....................................................         $85,128        $86,643
   Other....................................................................             197            302
                                                                                   ---------      ---------
Total revenues..............................................................          85,325         86,945
Expenses:
   Salaries, wages and benefits.............................................          55,033         50,619
   Nursing, dietary and other supplies......................................           5,445          5,592
   Ancillary services.......................................................           4,077          3,848
   Facility general and administrative costs................................           7,205          9,394
   Allocation of corporate overhead.........................................           4,101          4,347
   Insurance................................................................           4,496          4,876
   Rent.....................................................................           8,748          9,315
   Depreciation and amortization............................................           1,766          2,027
   Impairment of long-lived assets..........................................               -         36,322
   Provision for bad debts..................................................           1,758          4,233
                                                                                   ---------      ---------
Total expenses..............................................................          92,629        130,573
                                                                                   ---------      ---------
Loss from operations........................................................          (7,304)       (43,628)
Interest expense............................................................            (121)          (181)
Interest income.............................................................               4              5
Loss before income taxes....................................................          (7,421)       (43,804)
Provision for income taxes..................................................               -              -
                                                                                   ---------      ---------
Net Loss....................................................................         $(7,421)      $(43,804)
                                                                                   =========      =========

See accompanying notes.

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

               COMBINED STATEMENTS OF DIVISIONAL EQUITY (DEFICIT)
                             (Dollars in thousands)
                     Years ended December 31, 2000 and 1999


Balance at January 1, 1999.....................................         $14,464
   Contributions from Parent, net..............................             310
   Net loss....................................................         (43,804)
                                                                   ------------
Balance at December 31, 1999...................................         (29,030)
   Contributions from Parent, net..............................           1,764
   Net loss....................................................          (7,421)
                                                                   ------------
Balance at December 31, 2000...................................        $(34,687)
                                                                   ============


See accompanying notes.

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                           Year ended December 31,
                                                                                        ----------------------------
                                                                                            2000             1999
                                                                                         ----------       ---------
Operating activities
   Net loss.........................................................................        $(7,421)       $(43,804)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization.................................................          1,766           2,027
      Amortization of unfavorable lease obligations and other non-current
         liabilities................................................................         (3,673)         (3,691)
      Provision for bad debts.......................................................          1,758           4,233
      Impairment of long-lived assets...............................................             --          36,322
Increase  (decrease)  in cash  arising  from  changes  in  operating  assets and liabilities:
   Patient receivables..............................................................          3,567           2,915
   Other receivables................................................................         (3,168)            987
   Other assets.....................................................................             (9)            (35)
   Accounts payable and accrued expenses............................................          3,007           1,527
   Accrued wages and related liabilities............................................            (14)            621
   Due to Senior Housing Properties Trust...........................................          5,760              --
                                                                                         ----------       ---------

Net cash provided by operating activities...........................................          1,573           1,102
                                                                                         ----------       ---------

Investing activities
Purchases of property and equipment.................................................           (829)         (1,362)
Disposals of property, equipment and other assets...................................             --              --
                                                                                         ----------       ---------

Net cash used in investing activities...............................................           (829)         (1,362)
                                                                                         ----------       ---------

Financing activities
Capital contributions, net..........................................................          1,764             310
Repayment of debt...................................................................             --              --
Repayment of capital lease..........................................................             --             (50)
                                                                                         ----------       ---------

Net cash provided by financing activities...........................................          1,764             260
                                                                                         ----------       ---------

Net increase in cash................................................................          2,508              --
Cash at beginning of year...........................................................             --              --
                                                                                         ----------       ---------

Cash at end of year.................................................................         $2,508             $--
                                                                                         ==========       =========

See accompanying notes.

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  Organization

         The combined financial statements of Certain Mariner Post-Acute Network Facilities (the "Facilities") include the accounts of 17 nursing home facilities and certain related assets and liabilities owned and controlled by Mariner Post-Acute Network, Inc. ("Mariner" or the "Parent"). The Facilities are owned by wholly owned subsidiaries of GranCare, Inc. ("GranCare"), a wholly owned subsidiary of Mariner. The Facilities constitute a division of Mariner and are not separate legal entities.

         Mariner, formerly known as Paragon Health Network, Inc., was formed in November 1997 through the recapitalization by merger of Living Centers of America, Inc. ("LCA") with a newly-formed entity owned by certain affiliates of Apollo Management, L.P. and the subsequent merger of GranCare (the "GranCare Merger").

         Mariner and certain of its respective subsidiaries, including those subsidiaries operating the Facilities, filed separate voluntary petitions (collectively, the "Chapter 11 Filings") for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on January 18, 2000 (the "Petition Date"). Mariner is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. Mariner's and its subsidiaries' need to seek relief afforded by the Bankruptcy Code is due, in part, to the significant financial pressure created by the implementation of the Balanced Budget Act of 1997.

         Mariner, through its GranCare subsidiaries, leased the Facilities from a wholly owned subsidiary of Senior Housing Properties Trust ("SNH"), which succeeded to the interests of Health and Retirement Properties Trust ("HRPT Properties"). On May 10, 2000, the Bankruptcy Court approved a settlement agreement (the "Settlement Agreement") between Mariner, certain of its GranCare subsidiaries, and subsidiaries of SNH. The Settlement Agreement is effective at the close of business on June 30, 2000 and is subject to obtaining regulatory approvals in the states where the Facilities are located. Based upon the terms of the Settlement Agreement: (a) the Facilities leased by the GranCare subsidiaries and the related personal property were assigned to subsidiaries of SNH and (b) Mariner agreed to manage the Facilities transferred to the SNH during a transition period that was expected to last less than six months. As of December 31, 2000, the transition period has ended and management of the Facilities is being performed by SNH.

         As specified in the Settlement Agreement, certain assets and liabilities reflected on the accompanying combined balance sheet as of December 31, 2000 will remain with Mariner including liabilities subject to compromise, unfavorable lease obligations and goodwill. In connection with the Settlement Agreement, outstanding indebtedness of the Facilities was terminated (see Note
8) and Mariner paid SNH at closing approximately $2,335,000 to settle its obligations for property taxes payable and certain employee accrued liabilities. The aforementioned transaction has not been reflected in the accompanying combined financial statements.

         The Settlement Agreement is contingent upon SNH obtaining licenses and other governmental approvals necessary to operate the Facilities. SNH has applied for all of the required licenses and, as of January 31, 2001, the required licenses for substantially all of these facilities have been received.

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

2.  Summary of Significant Accounting Policies Basis of presentation

Basis of presentation

         The accompanying combined financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. The accompanying combined financial statements have also been presented in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting of Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires the segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Facilities. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

         Substantially all of the patient revenues and other income received by the Facilities is deposited in and commingled with the Parent's general corporate funds. Certain cash requirements of the Facilities were paid by the Parent and were charged directly to the Facilities. General and administrative costs of the Parent were allocated to the Facilities based upon management's estimate of the actual costs based upon the Facilities' level of operations. The Parent maintains insurance policies for the Facilities for workers' compensation, general and professional liability and employee health and dental insurance (see Note 9). In the opinion of management, the method for allocating Mariner's corporate general and administrative and insurance expenses is reasonable. It is not practicable to estimate additional costs, if any, that would have been incurred if the Facilities were not controlled by Mariner.

Property and equipment

         Property and equipment is presented at cost. Maintenance and repairs are charged to operations as incurred and replacements and significant improvements, which would extend the useful life are capitalized. Depreciation and amortization are expensed over the estimated useful lives of the assets on a straight-line basis as follows:

Building improvements.....................................       10 - 15 years
Furniture, fixtures and equipment.........................        3 - 15 years

         Depreciation expense related to property and equipment for the years ended December 31, 2000 and 1999 was approximately $1,307,000 and $880,000, respectively.

Goodwill

         Goodwill represents the excess of acquisition cost over the fair market value of net assets acquired in the GranCare Merger. Goodwill of approximately $53,177,000 was recorded at the Facilities and is being amortized on a straight-line basis over 30 years. Management periodically re-evaluates goodwill

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

2.  Summary of Significant Accounting Policies Basis of presentation (Continued)

and makes any adjustments, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the estimated useful life has changed. Accumulated amortization at December 31, 2000 and 1999 was approximately $1,159,000 and $700,000, respectively. Amortization of goodwill charged to expense was approximately $459,000 and $1,147,000 for the years ended December 31, 2000 and 1999, respectively.

Impairment of long-lived assets

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the long-lived assets are not sufficient to recover the assets' carrying amount. Goodwill is also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities.

         The impairment loss of long-lived assets, including goodwill, is measured by comparing the carrying amount of the asset to its fair value with any excess of the carrying value over the fair value written off. Fair market value is determined by various valuation techniques including discounted cash flow (see Note 7).

Non-current liabilities

         Non-current liabilities principally include unfavorable lease obligations related to facilities acquired in the GranCare Merger. The unfavorable lease obligations are amortized as a reduction of rent expense over the remaining lease term.

Revenue recognition

         Net patient revenue includes patient revenues payable by patients and amounts reimbursable by third party payors under contracts. Patient revenues payable by patients are recorded at established billing rates. Patient revenues to be reimbursed by contracts with third-party payors are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from Medicare and Medicaid are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants or, for the Facilities' cost reporting periods beginning January 1, 1999, determined under the Prospective Payment System ("PPS"). Management separately estimates revenues due from each third party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered.

         The amounts actually reimbursable under Medicare and Medicaid cost reimbursement programs for periods prior to January 1, 1999 are determined by filing cost reports that are then subject to audit and retroactive adjustment by the payor.

         Legislative changes to state or federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by management subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third party payors are reflected in

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

2.  Summary of Significant Accounting Policies Basis of presentation (Continued)

operations at the time of the adjustment or settlement. Medicare revenues represented 21% and 23%, and Medicaid revenues represented 55% and 53% of net revenues for the years ended December 31, 2000 and 1999, respectively. On January 1, 1999, Mariner transitioned the Facilities to PPS for services to Medicare patients. Revenue recorded for 1999 consists of the aggregate payments expected from Medicare for individual claims at the appropriate payment rates, which include reimbursement for ancillary services.

         In April 1995, the Health Care Finance Administration ("HCFA") issued a memorandum to its Medicare fiscal intermediaries as a guideline to assess costs incurred by inpatient providers relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and inpatient providers. While not binding on the fiscal intermediaries, the memorandum suggested certain rates to assist the fiscal intermediaries in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by inpatient providers. In addition, HCFA has promulgated new salary equivalency guidelines effective April 1, 1998, which updated the then current physical therapy and respiratory therapy rates and established new guidelines for occupational therapy and speech therapy. These new payment guidelines were in effect until the Facilities transitioned to PPS, at which time payment for therapy services were included in the PPS rate. HCFA, through its intermediaries, is also subjecting physical therapy, occupational therapy and speech therapy to a heightened level of scrutiny resulting in increasing audit activity. A majority of the Facilities' provider and rehabilitation contracts provided for indemnification of the facilities for potential liabilities in connection with reimbursement for rehabilitation services. There can be no assurance that actions ultimately taken by HCFA with regard to reimbursement rates for such therapy services will not materially adversely affect the Facilities results of operations.

         Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Management believes that the Facilities are in compliance with all applicable laws and regulations, and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Use of estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

Income taxes

         The Parent files a consolidated federal income tax return. Throughout the years and periods presented herein, the Facilities' operations were included in the Parent's income tax returns. The income tax provision reported in the combined financial statements is an allocation of the Parent's total income tax provision. The Facilities' allocation was determined based on a calculation of income taxes as if the Facilities were a separate taxpayer, in accordance with Statement of Financial Accounting

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)


2.  Summary of Significant Accounting Policies Basis of presentation (Continued)

Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Income taxes paid was zero for all periods presented.

         Non-current deferred income taxes arise primarily from timing differences resulting from the recognition of rent expense for tax and financial reporting purposes and from the use of accelerated depreciation for tax purposes. Current deferred income taxes result from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes which are expected to reverse within one year.

3.  Proceedings Under Chapter 11 of the Bankruptcy Code

         On January 18, 2000, Mariner and certain of its respective subsidiaries, including those subsidiaries operating the Facilities, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Proceedings"). Mariner is presently operating its business as a debtor-in-possession and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is formulated. As a debtor-in-possession, Mariner is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

         While the Chapter 11 Proceedings constituted a default under Mariner's and such subsidiaries' various financing arrangements, Section 362 of the Bankruptcy Code imposes an automatic stay that generally precludes any creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default outside of the Chapter 11 Proceedings with obtaining relief from the automatic stay from the Bankruptcy Court.

         On January 19, 2000, Mariner received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority to pay prepetition claims of certain critical vendors, utilities and patient obligations. All other prepetition liabilities at December 31, 2000 are disclosed in Note 5 as liabilities subject to compromise. The Facilities have been and intend to continue to pay postpetition claims to all vendors and providers in the ordinary course of business.

4.  Going Concern and Issues Affecting Liquidity

         The accompanying combined financial statements have been prepared assuming that the Facilities will continue to operate as a going concern. The Facilities have violated certain covenants of its loan agreement, have experienced significant losses and have a working capital deficiency of approximately $11,673,000 and a divisional deficit of approximately $34,687,000 as of December 31, 2000. Mariner and certain of its subsidiaries, including those subsidiaries operating the Facilities, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. These matters, among others, raise substantial doubt about the Facilities ability to continue as a going concern.

         As described in Note 1, on May 10, 2000 the Bankruptcy Court approved a settlement agreement between Mariner and SNH whereby the Facilities leased by Mariner and related personal property were assigned to affiliates of SNH. SNH agreed to provide working capital to the facilities. The agreement is effective at the close of business on June 30, 2000 and is subject to obtaining regulatory approvals in

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)


4.  Going Concern and Issues Affecting Liquidity (Continued)

the states where the Facilities are located. At December 31, 2000, $5,760,000 had been advanced to the facilities by SNH.

         On December 31, 2000, SNH has approximately $173,000,000 available for borrowing under a $270,000,000 bank credit facility. Management of SNH believes that the available borrowings under the bank credit facility are sufficient to provide the necessary working capital to the Facilities for operations subsequent to the closing of the June 30, 2000 transaction.

5.  Liabilities Subject to Compromise

         "Liabilities subject to compromise" represents liabilities incurred prior to the commencement of the Chapter 11 Proceedings. These liabilities, consisting primarily of long-term debt and certain accounts payable, represent the Facilities' estimate of known or potential prepetition claims to be resolved in connection with the Chapter 11 Proceedings. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the plan of reorganization and other events. Payment for these amounts will be established in connection with the plan of reorganization.

         A  summary  of  the  principal   categories  of  claims  classified  as
liabilities subject to compromise at December 31, 2000 is as follows (in thousands):

Accounts payable and accrued expenses..........................          $6,223
Long-term debt.................................................             888
                                                                       --------
                                                                         $7,111
                                                                       ========

6.  Impairment of Long-Lived Assets

         The revenues recorded by the Facilities under PPS are substantially less than the cost-based reimbursement it received previously. The implementation of PPS resulted in a greater than expected decline in reimbursement for inpatient services. Management determined that these revenue declines are other than temporary and are expected to have a materially adverse effect on future revenues and cash flow. As a result of such indicators of impairment, in the third quarter of 1999, a detailed analysis of the Facilities' long-lived assets and their estimated future cash flows was completed. The analysis resulted in the identification and measurement of an impairment loss of approximately $36,322,000.

         Each analysis included management's estimate of the undiscounted cash flows to be generated by these assets with a comparison to their carrying value. If the undiscounted future cash flow estimates were less than the carrying value of the asset then the carrying value was written down to estimated fair value. Goodwill associated with an impaired asset was included with the carrying value of that asset in performing both the impairment test and in measuring the amount of impairment loss related to the asset. Fair value was estimated based on the present value of future cash flows.

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)


6.  Impairment of Long-Lived Assets (Continued)

         The following is a summary of the impairment losses recognized during 1999 by asset category (in thousands):

                                                                    1999
                                                                 ----------
Goodwill...................................................         $30,378
Property and equipment.....................................           5,944
                                                                 ----------
                                                                    $36,322
                                                                 ==========
7.  Debt

         On December 28, 1990, a mortgage loan agreement was entered into for $15,000,000 with HRPT Properties, secured by two nursing home facilities' (Northwest Health Care Center and River Hills West Health Care Center) land, building and improvements. The interest rate on the note was 11.5%. The loan was repaid in September 1998 as part of the sale-leaseback transaction discussed in
Note 6.

         On March  28,  1992,  a loan  agreement  was  entered  into  with  HRPT
Properties for the purpose of funding renovations to the Christopher East facility, maturing on January 31, 2013. Advances to AMS Properties, Inc. totaled approximately $883,000 for the years ended December 31, 2000 and 1999. The loan is interest bearing and principal is payable upon maturity. The interest rate on the note is 13.75%. The Bankruptcy Proceedings are considered an Event of Default as defined in the loan agreement. Current portion of long-term debt at December 31, 1999 includes the principal balance of the note. In consideration of the terms of the Settlement Agreement, the Christopher East note obligation was terminated in July 2000. Interest paid was approximately $60,000 and $181,000 during the years ended December 31, 2000 and 1999, respectively.

8.  Transactions with Affiliates

         Mariner provided various services to the Facilities including, but not limited to, financial, legal, insurance, information systems, employee benefit plans and certain administrative services, as required. The combined financial statements reflect charges for certain corporate general and administrative expenses from Mariner's corporate office to the Facilities. Such corporate charges represent allocations based on determinations management believes to be reasonable (5% of total revenues). Administrative costs charged by Mariner were approximately $2,133,000 and $4,347,000 for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, fees charged by SNH for management services were approximately $1,968,000, all of which have been paid.

         The Facilities participated in the various benefit plans of Mariner, primarily the profit sharing and 401(k) plans. These plans include matching provisions for employee contributions to the 401(k) plan. The financial statements reflect charges for benefits attributable to the Facilities' employees. Such amounts totaled approximately $108,000 and $221,000 for the years ended December 31, 2000 and 1999, respectively.

         Through March 31, 1998, the Facilities participated in a program for insurance of workers' compensation risks through a captive insurance subsidiary of Mariner. Effective March 31, 1998, Mariner purchased a fully-insured workers' compensation policy with no deductible or retention with a

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

8.  Transactions with Affiliates (Continued)

catastrophic policy in place to cover any loss above $500,000 per occurrence. Additionally, in 1998 Mariner purchased general and professional liability insurance through a third party. The maximum loss exposure with respect to this policy is $100,000 per occurrence.

         Mariner obtains and provides insurance coverage for health, life and disability, auto, general liability and workers' compensation through its self-insurance and outside insurance programs and allocates to the Facilities based on its estimate of the actual costs incurred on behalf of the Facilities. Total insurance costs allocated were approximately $2,537,000 and $4,876,000 for the years ended December 31, 2000 and 1999, respectively. These costs are included in facility general and administrative costs in the accompanying combined statements of operations.

         The Facilities purchased certain therapy services from rehabilitation subsidiaries of Mariner. These purchases amounted to approximately $0 and $2,955,000 for the years ended December 31, 2000 and 1999, respectively.

9.  Commitments and Contingencies

         As discussed in Note 1, the Facilities are party to various agreements between GranCare and SNH. SNH is the lessor with respect to the Facilities leased by two subsidiaries of GranCare (the "Tenant Entities") under operating leases. Pursuant to a Collateral Pledge Agreement dated October 31, 1997,
Mariner provided an unlimited guaranty to SNH, which is secured by a cash collateral deposit of $15,000,000, the earned interest on which is retained by SNH. In June 2000, the Facilities ceased payment of rents. As part of the Settlement Agreement, Mariner was released from its lease obligations.

         Rent expense, net of amortization of unfavorable lease obligation, for all operating leases was approximately $8,748,000 and $9,314,000 for the years ended December 31, 2000 and 1999, respectively.

         From time to time, the Facilities have been subject to various legal proceedings in the ordinary course of business. In the opinion of management, except as described below, there are currently no proceedings which could potentially have a material adverse effect on the Facilities' financial position or results of operations after taking into account the insurance coverage maintained by Mariner. Although management believes that any of the proceedings discussed below will not have a material adverse impact on the Facilities if determined adversely to the Facilities, given the Facilities' current financial condition, lack of liquidity and the current lack of aggregate limit under Mariner's current GL/PL insurance policy, settling a large number of cases within the Company's $1 million self-insured retention limit could have a material adverse effect on the Facilities.

         On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, Mariner filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs filed a writ with the Colorado Supreme Court and an appeal with the Colorado Court of Appeals. The Supreme Court writ has been denied, the Court of Appeals matter has been briefed and Oral Argument was set for January 18, 2000. In accordance with the Chapter 11 Proceedings and more particularly, Section 362 of the Bankruptcy Code, this matter was

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)


9.  Commitments and Contingencies (Continued)

stayed on January 18, 2000. However, Mariner did agree to limited relief from the stay in order to allow for certain parts of the appeal to continue. On January 4, 2001, the Court of Appeals reversed the District Court's decision. Mariner is currently considering whether to pursue a request for rehearing and/or appeal to the Colorado Supreme Court. The Company intends to vigorously contest the remaining allegations of class status.

10.  Income Taxes

         The components of the net deferred tax asset are approximately as follows (in thousands):

                                                                                             December 31,
                                                                                        ------------------------
Deferred tax assets:                                                                      2000           1999
                                                                                        --------       ---------
   Bad debts........................................................................        $325            $598
   Amounts related to property and equipment........................................       1,681           1,585
   Payroll and benefits.............................................................         271             620
   Unfavorable lease obligations and other liabilities..............................      11,304          12,736
   NOL carryforwards................................................................      11,878           7,205
                                                                                        --------       ---------
Total deferred tax assets...........................................................      25,459          22,744
Less valuation allowance............................................................     (25,459)        (22,744)
                                                                                        --------       ---------
Net deferred tax asset..............................................................         $--             $--
                                                                                        ========       =========

         The Facilities have established a full valuation allowance, which completely offsets all net deferred tax assets generated from the Facilities' net losses because its future realizability is uncertain. The net change in the valuation allowance was an increase of approximately $2,715,000 and $4,789,000 at December 31, 2000 and 1999, respectively.

         The provision for income taxes varies from the amount determined by applying the Federal statutory rate to pre-tax loss as a result of the following:

                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                                           2000          1999
                                                                                        ----------     ---------
Federal statutory income tax rate...................................................        (34.0)%       (34.0)%
Increase (decrease) in taxes resulting from:
      State and local taxes, net of federal tax benefits............................          (4.7)         (1.4)
      Permanent book/tax differences, primarily resulting from goodwill
         amortization...............................................................           2.1           0.9
      Impairment of assets..........................................................            --          23.6
      Change in valuation allowance.................................................          36.6          10.9
                                                                                        ----------     ---------
Effective tax rate..................................................................            --%           --%
                                                                                        ==========     =========

           CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                   SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                  (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)


11.  Concentrations of Credit Risk

         Financial instruments that potentially subject the Facilities to concentration of credit risk consist principally of trade receivables. There have been, and the Facilities expect that there will continue to be, a number of proposals to limit reimbursement allowable to skilled nursing facilities. Should the related government agencies suspend or significantly reduce contributions to the Medicare or Medicaid programs, the Facilities' ability to collect its receivables would be adversely impacted.

         Management believes that the remaining receivable balances from various payors, including individuals involved in diverse activities, subject to differing economic conditions, do not represent a concentration of credit risk to the

         Facilities. Management continually monitors and adjusts its allowance for doubtful accounts associated with its receivables.

12.  Fair Value of Financial Instruments

         The Facilities financial instruments include notes payable. Fair values for fixed rate debt instruments were estimated based on the present value of cash flows that would be paid on the note over the remaining note term using the Facilities' current incremental borrowing rate rather than the stated interest rate on the notes. The fair values of the financial instruments approximate their carrying values.

                             CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY
                                    SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
                                   (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)


                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               (Dollars in thousands)
                                       Years ended December 31, 2000 and 1999


                                             Balance at         Charged
                                           beginning of   (Credited) to    Write-offs /                 Balance at
           Description                             year      operations      Recoveries        Other   end of year
----------------------------------         ------------   -------------    ------------   ----------  ------------
Year ended December 31, 2000:
   Allowance for doubtful
      accounts:...................               $1,534          $1,758        $(1,458)         $--        $1,834
                                            -----------   -------------     ----------     --------    ----------
                                                 $1,534          $1,758        $(1,458)         $--        $1,834
                                            ============   =============    ==========     ========    ==========
Year ended December 31, 1999:
   Allowance for doubtful
      accounts:...................               $2,927          $4,233        $(5,468)       $(158)        $1,534
                                            -----------   -------------     ----------     --------    ----------
                                                 $2,927          $4,233        $(5,468)       $(158)        $1,534
                                            ============   =============    ==========     ========    ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIVE STAR QUALITY CARE, INC.


                                      By: /s/ Evrett W. Benton
                                          Evrett W. Benton
                                          President and Chief Executive Officer

Dated:  March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                                Title                      Date
---------                                -----                      ----

/s/ Evrett W. Benton               President and Chief           March 29, 2002
Evrett W. Benton                   Executive Officer

/s/ Bruce J. Mackey Jr.            Chief Financial Officer       March 29, 2002
Bruce J. Mackey Jr.                and Treasurer

/s/ Barry M. Portnoy               Managing Director             March 29, 2002
Barry M. Portnoy

/s/ Gerard M. Martin               Managing Director             March 29, 2002
Gerard M. Martin

/s/ Bruce M. Gans                  Director                      March 29, 2002
Bruce M. Gans

/s/ John L. Harrington             Director                      March 29, 2002
John L. Harrington

/s/ Arthur G. Koumantzelis         Director                      March 29, 2002
Arthur G. Koumantzelis