Form 10-Q
period 2002-03-31
FIVE STAR QUALITY CARE INC
filed 2002-05-14
CIK 1159281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 001-16817

                          FIVE STAR QUALITY CARE, INC.
             (Exact name of registrant as specified in its charter)

                 Maryland                                   04-3516029
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                 400 Centre Street, Newton, Massachusetts 02458
               (Address of principal executive offices) (Zip Code)

                                  617-796-8387
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of Common Shares outstanding at May 13, 2002: 8,447,634 shares of common stock, $0.01 par value.

                                               FIVE STAR QUALITY CARE, INC.

                                                         FORM 10-Q

                                                      MARCH 31, 2002

                                                           INDEX

                                                                                                                      Page
                                                                                                                      ----

   PART I       Financial Information

   Item 1.      Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets - March 31, 2002 and December 31, 2001                                      1

                Consolidated Statements of Income - Three Months Ended March 31, 2002 and 2001                          2

                Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001                      3

                Notes to Consolidated Financial Statements                                                              4

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                   6

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                              8

                Certain Important Factors                                                                               9

   PART II      Other Information

   Item 2.      Changes in Securities and Use of Proceeds                                                              10

   Item 6.      Exhibits and Reports on Form 8-K                                                                       10

                Signatures                                                                                             11


                                    FIVE STAR QUALITY CARE, INC.
                                     CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands, except share amounts)



                                                                      March 31,         December 31,
                                                                         2002               2001
                                                                     -------------------------------
                                                                     (unaudited)          (audited)
Assets
Current assets:
   Cash and cash equivalents                                         $  46,682           $  24,943
   Accounts receivable, net of allowance
    of $3,822 and $3,787 at March 31, 2002 and
    December 31, 2001, respectively                                     35,479              36,436
   Due from Marriott Senior Living Services                             14,118                  --
   Prepaid expenses and other current assets                             9,213               3,750
                                                                     -------------------------------
   Total current assets                                                105,492              65,129


Property and equipment, net                                              4,973               2,914
                                                                     -------------------------------
                                                                     $ 110,465           $  68,043
                                                                     ===============================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                              $   9,810           $   7,141
  Accrued compensation and benefits                                      6,069               5,288
  Accrued real estate taxes                                              1,400               1,485
  Due to affiliates, net                                                 6,045               2,232
  Other current liabilities                                              1,005               1,664
                                                                     -------------------------------
  Total current liabilities                                             24,329              17,810

Long-term liabilities                                                   11,985                  --

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $0.01; 1,000,000 shares
      authorized, none issued                                               --                  --
  Common stock, par value $0.01; 10,000,000 shares
     authorized, 8,324,334 and 4,374,334 shares issued
     and outstanding as of March 31, 2002 and December 31,
     2001, respectively                                                     83                  44
  Additional paid-in-capital                                            78,226              50,978
  Accumulated deficit                                                   (4,158)               (789)
                                                                     -------------------------------
      Total shareholders' equity                                        74,151              50,233
                                                                     -------------------------------
                                                                     $ 110,465           $  68,043
                                                                     ===============================

                             See accompanying notes


                               FIVE STAR QUALITY CARE, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                     (amounts in thousands, except per share amounts)
                                        (unaudited)




                                                           Three months ended March 31,
                                                            2002               2001
                                                        ---------------------------------

Revenues:
    Net revenues from patients and residents             $ 119,124           $  57,354
    Interest income                                            146                  --
                                                         --------------------------------
Total revenues                                             119,270              57,354


Expenses:
   Wages and benefits                                       57,717              39,264
   Other operating expenses                                 36,909              13,842
   Management fee to Marriott                                3,788                  --
   Rent expense                                             17,578                  --
   Spin off and merger expense, non recurring                2,829                  --
   General and administrative                                3,635               4,798
   Depreciation                                                183                 289
                                                         --------------------------------
Total expenses                                             122,639              58,193
                                                         --------------------------------

Net loss before income taxes                                (3,369)               (839)

Provision for income taxes                                      --                  --
                                                         --------------------------------

Net  loss                                                $  (3,369)          $    (839)
                                                         ================================

Weighted average shares outstanding                          5,115               4,374
                                                         ================================

Loss per share
                                                         $   (0.66)          $   (0.19)
                                                         ================================



                             See accompanying notes


                                            FIVE STAR QUALITY CARE, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (dollars in thousands)
                                                    (unaudited)

                                                                                     Three months ended March 31,
                                                                                   --------------------------------
                                                                                      2002                  2001
                                                                                   --------------------------------
Cash flows from operating activities:
   Net loss                                                                          $ (3,369)           $   (839)
   Adjustments to reconcile net loss to cash used in operating activities:
        Spin off and merger expense                                                     2,829                  --
        Depreciation                                                                      183                 289
        Changes in assets and liabilities:
           Accounts receivable, net                                                       957              (6,714)
           Due from Marriott Senior Living Services                                   (14,118)                 --
           Prepaid expenses and other current assets                                   (5,365)               (477)
           Accounts payable and accrued expenses                                          578                 (38)
           Accrued compensation and benefits                                              781                  34
           Due to affiliates, net                                                       3,813                  --
           Other current and long-term liabilities                                     11,326              (1,800)
                                                                                   --------------------------------
        Cash used in operating activities                                              (2,385)             (9,545)
                                                                                   --------------------------------

Cash flows from investing activities:
   Investment in facilities' operations                                                    --               8,552
   Equipment purchases                                                                 (1,288)               (915)
                                                                                   --------------------------------
         Cash (used in) provided by investing activities                               (1,288)              7,637
                                                                                   --------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                              25,412                  --
                                                                                   --------------------------------
            Cash provided by financing activities                                      25,412                  --
                                                                                   --------------------------------

Increase (decrease) in cash and cash equivalents                                       21,739              (1,908)
Cash and cash equivalents at beginning of period                                       24,943               7,179
                                                                                   --------------------------------
Cash and cash equivalents at end of period                                           $ 46,682            $  5,271
                                                                                   ================================

Non-cash investing and financing activities:
  Acquisition of FSQ, Inc. assets                                                    $ (1,052)                 $-
  Assumption of FSQ, Inc. liabilities                                                   2,006                  --
  Issuance of common stock in FSQ, Inc. merger                                          1,875                  --


                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)
                                   (Unaudited)

Note 1.  Basis of Presentation and Organization

The  accompanying  condensed  consolidated  financial  statements  of Five  Star
Quality Care, Inc. and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between Five Star and its subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Until December 31, 2001, we were a wholly owned subsidiary of Senior Housing Properties Trust. On December 31, 2001, Senior Housing distributed substantially all of our common shares to Senior Housing's shareholders (the "Spin-Off"). We entered into a transaction agreement to govern our initial capitalization and other events related to the Spin-Off. Pursuant to the transaction agreement, our initial capitalization of $50,000 was provided by Senior Housing, we entered into a lease agreement with Senior Housing for certain healthcare facilities, and on January 2, 2002, we acquired FSQ, Inc. in a stock for stock transaction.

Note 2.  Summary of Significant Accounting Policies

REVENUE RECOGNITION. Our revenues are derived primarily from providing services to residents. We accrue revenues when services are provided and revenues are earned. Some of our revenues are provided with the expectation of payment from government or other third-party payors; these revenues are reported at their estimated net realizable amounts at the time the services are provided.

INCOME TAXES. Prior to the Spin-Off, substantially all of our taxable income was included in the taxable income of Senior Housing for federal income tax purposes. After the Spin-Off, we are a separate entity and are responsible for our own tax liabilities and filings. For the quarter ended March 31, 2002, we did not accrue any tax benefit because the Spin-Off and merger expense is not expected to be tax deductible and because we have a short operating history, during which we have generated no taxable income, we recorded a valuation allowance against the deferred tax assets arising from the remaining net loss.

PER COMMON SHARE AMOUNTS. Earnings per share for the period ended March 31, 2002, is computed using the weighted average number of shares outstanding during the period. Earnings per share for the period ended March 31, 2001, has been computed as if the shares outstanding at December 31, 2001, were outstanding as of January 1, 2001. The Company has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

NEW ACCOUNTING PRONOUNCEMENTS. In 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted these pronouncements on January 1, 2002. The adoption of these standards did not have a material effect on the Company's financial position or results of operations.

Note 3.  Long Term Liabilities

The long term liabilities on our March 31, 2002, balance sheet include advance payments received from residents at some of our facilities for future services over a period of years. These amounts are recognized as revenues when services are provided, based upon estimates of the remaining periods of the residents' expected lives or upon actual occupancies.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)
                                   (Unaudited)


Note 4.  Marriott Managed Communities

On January 11, 2002, we entered into a lease with Senior Housing for 31 retirement communities. These communities are managed by Marriott Senior Living Services, Inc. under agreements for terms generally expiring in 2027 plus renewal options for one five year period. Marriott has responsibility for day-to-day operations of these communities. These 31 retirement communities are leased from Senior Housing through 2017, with renewal options totaling an additional 15 years. The minimum rent payable by us for these facilities is $63,000 per year, plus a varying percentage of gross revenue, which is paid as additional rent to Senior Housing but escrowed for capital expenditures at the leased facilities. In addition, percentage rent will be payable, starting in 2003, in amounts equal to five percent (5%) of net patient revenues at each facility in excess of net patient revenues at such facility in 2002.

Marriott  has  converted  advances  by  a  prior  owner  of  the  31  retirement communities they manage for us into other forms of working capital consisting primarily of operating cash, inventories, resident deposits and trade receivables and payables which are maintained and controlled by Marriott. The individual components of working capital and supplies controlled by Marriott are not reflected in our consolidated balance sheets, however, the net working capital advanced is included in due from Marriott Senior Living Services, on our consolidated balance sheets.

Had we entered into the lease with Senior Housing as of January 1, 2001, on a pro forma basis, our revenues and net loss would have been $124,954 and $19, respectively. Since the lease agreement was entered into on January 11, 2002, the pro forma effect on the results of operations for the quarter ended March 31, 2002 was not material.

Note 5.   Shareholder Equity

On March 26, 2002, we issued 3,700 common shares, in an underwritten public offering, for gross proceeds of approximately $27,600. Proceeds received, net of underwriting commissions and estimated costs, were $25,400.

Note 6.  Related Parties

The $6,045 shown on our March 31, 2002, balance sheet includes rent of $5,800 due to Senior Housing and $245 due to Reit Management & Research, LLC ("Reit Management") pursuant to a shared services agreement. These amounts were paid in the ordinary course in April 2002.

Note 7.  Subsequent Events

On April 1, 2002, we purchased five senior living communities from ILM II Senior Living, Inc. and ILM II Holding, Inc. for $45,500. This acquisition was funded with cash on hand, including proceeds of the common shares issued in March 2002.

On April 5, 2002, we issued 123.3 common shares, for gross proceeds of approximately $919, pursuant to the exercise of an over-allotment option granted to the underwriters of the March share issuance. Proceeds received, net of underwriting commissions and estimated costs, were $863.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We were a subsidiary of Senior Housing until December 31, 2001. The 2001 results presented in this Quarterly Report on Form 10-Q are for a period during which we were a subsidiary of Senior Housing and they are not necessarily indicative of what our results would have been as a separate public company. Similarly these results are not indicative of future financial performance. Our 2002 first quarter results of operations presented in this Quarterly Report on Form 10-Q differ materially from the 2001 historical results presented. There are material differences because our current operations include, among other items, rent expense on leases to Senior Housing, general and administrative costs incurred by us as a separate company and revenues and expenses related to the 31 retirement communities operated by Marriott Senior Living Services, Inc. that we leased on January 11, 2002.

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

Net revenues from patients and residents for the three months ended March 31, 2002, were $119.1 million, an increase of 107% over net patient revenues of $57.4 million for the 2001 first quarter. This increase is attributable primarily to our lease of 31 retirement communities on January 11, 2002. Revenues from patients related to the 56 properties we operate which are included in our results for both three-month periods ended March 31, 2001 and March 31, 2002, were $56.6 million for the 2002 first quarter, an increase of 2.8% over revenues from patients of $55.0 million for the 2001 first quarter. This increase is due primarily to higher charges to residents. Interest income increased by $146,000 as a result of earnings on cash balances in the 2002 period, while interest income, if any, in the 2001 period was retained by our former parent company, Senior Housing.

Expenses for the three months ended March 31, 2002, were $122.6 million, an increase of 111% over the expenses of $58.2 million for the 2001 first quarter. Our wages and benefits costs increased from $39.3 million to $57.7 million primarily due to the expenses associated with the 31 retirement communities managed by Marriott. We began leasing these properties on January 11, 2002 and we began reporting the results associated with these communities on that date. Other operating expenses rose from $13.8 million to $36.9 million, again primarily due to the inclusion in our results of the operations at the 31 retirement communities managed by Marriott. During 2001, Marriott did not manage any communities for us and we were a subsidiary of Senior Housing that did not lease facilities. As a result, we did not incur management fees to Marriott or rent expense in the first quarter of 2001. In addition, during the 2002 period, we incurred non-recurring expenses related to our merger with FSQ, Inc. of $2.8 million. Our general and administrative expense decreased from $4.8 million to $3.6 million primarily due to non-recurring operational start up costs incurred in the first quarter of 2001.

Operating expenses related to the 56 properties we operate which are included in our results for both three-month periods ended March 31, 2001 and March 31, 2002, were $52.3 million for the 2002 first quarter, an increase of 3.1% over operating expenses for the 2001 first quarter. This increase is principally attributable to the impact of non-recurring costs arising from our spin-off from Senior Housing and merger with FSQ on January 2, 2002 in addition to the impact of higher wage and benefit costs, offset somewhat by a decrease in expenses associated with our reduced use of higher-cost, third-party staffing.

Net loss for the three months ended March 31, 2002, was $3.4 million, an increase in loss of $2.6 million over the 2001 period. This increase in loss is principally attributable to the impact of non-recurring costs arising from our spin-off from Senior Housing and merger with FSQ on January 2, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had cash of $46.7 million, operating accounts receivable of $35.5 million and amounts due from Marriott Senior Living Services of $14.1 million. Our total current assets at March 31, 2002 were $105.5 million, our other current liabilities totaled $24.3 million and our net current assets exceeded our current liabilities by $81.2 million. For the three months ended March 31, 2002 and 2001: cash used in operating activities was $2.4 million and $9.7 million, respectively, and cash used in investing activities was $1.3 million and $7.7 million, respectively. Cash provided by financing activities was $25.4 million for the three months ended March 31, 2002.

We lease most of our facilities from Senior Housing. Our leases with Senior Housing require us to pay $70 million of base rent annually. Percentage rent on the leases begins in 2003. Payments required from us under our lease for the 31 Marriott facilities also require an additional percentage of revenues for a capital expenditure reserve.

At March 31, 2002, we had an outstanding contractual obligation to purchase five senior living communities for $45.5 million. We closed this purchase on April 1, 2002, using cash on hand at March 31, 2002. Other than our leases with Senior Housing, our obligation to provide services to residents that have made advance payments and our contract to purchase these five communities for $45.5 million, we had no individually material contractual or commercial obligations or commitments at March 31, 2002.

In March 2002, we issued 3,700,000 common shares, raising gross proceeds of $27.6 million. Net proceeds, after underwriting costs and other estimated offering expenses, were $25.4 million and were used, together with cash on hand, to purchase five communities for $45.5 million. In April 2002, we issued an additional 123,300 common shares pursuant to the underwriters exercise of an over-allotment option. The gross and net proceeds from the April sales of shares were $919,000 and $863,000 respectively.

On January 10, 2002, we accepted a non-binding letter of intent from a lender for a new, three year $20 million line of credit to be secured by our accounts receivable. This financing is subject to lender diligence, documentation and other customary conditions. We expect this financing to close during the second quarter of 2002, but it may not close during this period or at all.

Our primary source of cash to fund operating expenses, including rent and routine capital expenditures, is our revenues from services to residents at our facilities. Changes in laws and regulations which impact Medicare or Medicaid rates, on which some of our properties rely may materially affect our future results. Similarly, recent increases in the costs of insurance, especially tort liability insurance costs, which are affecting the senior living industry may have a material adverse impact upon our future results of operations. Nonetheless, we believe that our revenues will be sufficient to allow us to meet our ongoing operating expenses, working capital needs and rent payments to Senior Housing in the short term, or next 12 months, and long term, whether or not we arrange for a line of credit secured by our receivables, as described above.

Related Parties

Until December 31, 2001, we were a wholly owned subsidiary of Senior Housing. We lease most of our facilities from Senior Housing. Four of our five directors are also trustees of Senior Housing, including Messrs. Portnoy and Martin who are our managing directors and who are also managing trustees of Senior Housing. Our fifth director was formerly a trustee of Senior Housing. For the quarter ended March 31, 2002, our rent to Senior Housing totaled $17.7 million, which included minimum rent or $15.8 million and $1.9 million of rent which was escrowed for capital expenses. In the future, we may transact additional business with Senior Housing. We believe that our current leases with Senior Housing are on reasonable commercial terms. However, because of the historical and continuing relationships which we have, these continuing and possibly expanding business relationships may not be considered arm's length and may not be on the same or as favorable terms as we might enter with third parties with whom we did not have such relationships.

We have a shared services agreement with Reit Management. Messrs. Portnoy and Martin, our managing directors, are employees of and own Reit Management. Our president, Mr. Benton, and our Treasurer, Mr. Mackey, are also employees of Reit Management. For the quarter ended March 31, 2002, we incurred $663,000 in fees pursuant to the shared services agreement. The terms of our shared services agreement are annually reviewed and approved by our Directors who are not owners or employees of Reit Management, and we believe these terms are commercially reasonable. However, because of these historical and continuing relationships our shared services agreement may not be considered arm's length and may not be on the same or as favorable terms as we might enter with third parties with whom we did not have such relationships.

On January 2, 2002, we acquired FSQ in a merger transaction. In accordance with tax laws applicable to REITs, FSQ formerly managed certain facilities for our account when we were a subsidiary of Senior Housing, which is a REIT. Our merger with FSQ was undertaken incident to our spin off from Senior Housing, and the acquisition of FSQ provided us with the personnel, systems and other assets necessary to operate our facilities. FSQ was formerly owned by Messrs. Portnoy and Martin, our managing directors. As a result of this merger and our acquisition of FSQ, Messrs. Portnoy and Martin each received 125,000 of our common shares. An internationally recognized investment bank provided an opinion to the Trustees of Senior Housing that, subject to various assumptions and as of the date of the opinion, the consideration which we paid to Messrs. Portnoy and Martin in the FSQ merger was fair from a financial point of view, to us, and the Trustees of Senior Housing who were not owners, officers or employees of FSQ or of Reit Management unanimously approved this transaction.

We lease office space for our home office in a building which is owned by Messrs. Portnoy and Martin. For the quarter ended March 31, 2002, our rent for this office space was $151,000. This rent was established in a lease entered by FSQ, at the time when FSQ was also owned by Messrs. Portnoy and Martin, and we became obligated for this lease when we acquired FSQ. We believe that this lease and the rent rate were commercially reasonable at the time they were entered. However, because of this historical and continuing relationship among us, FSQ and Messrs. Portnoy and Martin, this lease may not be considered arm's length and it may not be on the same or as favorable terms as we might have with third parties with whom we had no such relationships.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no obligations for funded debt and, accordingly, are not directly affected by changes in market interest rates. However, as discussed above, we expect to enter a $20 million revolving credit facility secured by our accounts receivable. We expect that this loan facility will require interest on drawn amounts at floating rates based upon a spread above LIBOR. Whenever borrowings are outstanding under such a credit facility we may be exposed to market changes in interest rates, especially market changes in short term LIBOR rates. For example, if the full amount of a $20 million line of credit were drawn and interest rates rose by 1% per annum, our interest expense would increase by $200,000 per year, or $0.02 per common share. Depending upon our exposure to interest rate risks for floating rate obligations outstanding from time to time in the future, we may decide to purchase interest rate caps or other hedging instruments.

                            CERTAIN IMPORTANT FACTORS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE FEDERAL SECURITIES LAWS. FOR EXAMPLE, THIS REPORT ON FORM 10-Q STATES OR IMPLIES THAT WE WILL BE ABLE TO OPERATE OUR PROPERTIES IN A FINANCIALLY SUCCESSFUL MANNER, THAT WE EXPECT TO CLOSE A NEW $20 MILLION SECURED CREDIT FACILITY, AND THAT WE BELIEVE WE WILL BE ABLE TO MAINTAIN OR ENTER COMMERCIALLY REASONABLE TRANSACTIONS WITH RELATED PARTIES. HOWEVER, OUR OPERATING FINANCIAL RESULTS MAY DETERIORATE BECAUSE OF CHANGES IN MARKET CONDITIONS, LOWER MEDICARE AND MEDICAID RATES, HIGHER INSURANCE COSTS OR OTHERWISE; WE MAY BE UNABLE TO AGREE UPON TERMS FOR A NEW CREDIT FACILITY; OR OUR CONTINUING AND FUTURE BUSINESS DEALINGS WITH RELATED PARTIES MAY BE JUDGED UNFAIR DESPITE OUR EFFORTS TO SET COMMERCIALLY REASONABLE TERMS. OUR EXPECTED RESULTS MAY NOT BE ACHIEVED, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR EXPECTATIONS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS AND SHOULD NOT RELY UPON FORWARD-LOOKING STATEMENTS EXCEPT AS STATEMENTS OF OUR PRESENT INTENTIONS AND OF OUR PRESENT EXPECTATIONS WHICH MAY OR MAY NOT OCCUR. THE ACCOMPANYING INFORMATION CONTAINED IN THIS FORM 10-Q, INCLUDING THE INFORMATION UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES.

Part II.          Other Information

Item 2.  Changes in Securities and Use of Proceeds

On January 2, 2002, we issued 125,000 shares of common stock to each of Barry M. Portnoy and Gerard M. Martin in connection with the closing of our acquisition of FSQ by merger. The shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On March 26, 2002, we issued 3,700,000 common shares in an underwritten public offering. The gross proceeds of this offering were $27.6 million, or $7.45/share; the net proceeds, after paying an underwriting discount and other costs of issuance, were $25.4 million, or $6.86/share. The net proceeds of this share issuance were used to partially fund our acquisition of five senior living facilities from ILM II Senior Living, Inc. and ILM II Holding, Inc.

On April 5, 2002, we issued 123,300 common shares to satisfy the exercise of an over-allotment option granted to the underwriters in connection with the March public offering. The gross proceeds of this issuance were $918,585, or $7.45/share. The net proceeds, after paying the underwriting discount and issuance costs, were $863,469, or $7.00/share. These net proceeds will be used for general business purposes.

On May 7, 2002, our five directors each received a grant of 1,000 shares of common stock, valued at $7.10 per share, the closing price of the common shares on the American Stock Exchange on May 7, 2002, as part of their annual compensation. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None.



(b) Reports on Form 8-K:

1. On January 25, 2002, Five Star Quality Care, Inc. filed a Current Report on Form 8-K dated December 31, 2001 reporting under Item 2 the acquisition of 31 senior living communities managed by Marriott Senior Living Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIVE STAR QUALITY CARE, INC.


                                     By:   /s/ Evrett W. Benton
                                           Evrett W. Benton
                                           President, Chief Executive Officer
                                           Dated:  May 14, 2002




                                     By:   /s/ Bruce J. Mackey Jr.
                                           Bruce J. Mackey Jr.
                                           Treasurer, Chief Financial Officer
                                           Dated:  May 14, 2002