Form 10-Q
period 2002-06-30
FIVE STAR QUALITY CARE INC
filed 2002-08-12
CIK 1159281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 001-16817

                          FIVE STAR QUALITY CARE, INC.
             (Exact name of registrant as specified in its charter)

         Maryland                                        04-3516029
 (State of incorporation)                    (IRS Employer Identification No.)

                 400 Centre Street, Newton, Massachusetts 02458
               (Address of principal executive office) (Zip Code)

                                  617-796-8387

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of Common Shares outstanding at August 9, 2002: 8,452,633 shares of common stock, $0.01 par value.

                                              FIVE STAR QUALITY CARE, INC.

                                                        FORM 10-Q

                                                      June 30, 2002

                                                          INDEX

                                                                                                                   Page

PART I       Financial Information

Item 1.      Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheet - June 30, 2002 and December 31, 2001                                        1

             Consolidated Statement of Operations - Three and Six Months Ended June 30, 2002 and 2001                2

             Consolidated Statement of Cash Flows - Six Months Ended June 30, 2002 and 2001                          3

             Notes to Consolidated Financial Statements                                                              4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                   7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                             11

             Forward Looking Statements                                                                             12

PART II      Other Information

Item 4.      Submission of Matters to a Vote of Security Holders                                                    13

Item 6.      Exhibits and Reports on Form 8-K                                                                       13

             Signatures                                                                                             14



Part I.           Financial Information

Item 1.  Consolidated Financial Statements


                                   FIVE STAR QUALITY CARE, INC.
                                    CONSOLIDATED BALANCE SHEET
                           (amounts in thousands, except share amounts)




                                                                        June 30,         December 31,
                                                                          2002              2001
                                                                    ----------------------------------
                                                                      (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                           $   4,983         $  24,943
   Accounts receivable, net of allowance
    of $3,998 and $3,787 at June 30, 2002 and
    December 31, 2001, respectively                                       27,388            36,436
   Due from Marriott Senior Living Services, net                          12,722                --
   Prepaid expenses and other current assets                               4,009             3,750
                                                                    ----------------------------------
   Total current assets                                                   49,102            65,129

Restricted cash                                                            4,318                --
Property and equipment, net                                               50,455             2,914
                                                                    ----------------------------------
                                                                       $ 103,875         $  68,043
                                                                    ==================================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                $  16,823         $   7,141
  Accrued compensation and benefits                                        5,858             5,288
  Accrued real estate taxes                                                1,519             1,485
  Due to affiliates, net                                                      20             2,232
  Other current liabilities                                                  542             1,664
                                                                    ----------------------------------
  Total current liabilities                                               24,762            17,810

Long-term liabilities                                                     11,568                --

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $0.01;
     none issued                                                              --                --
  Common stock, par value $0.01;
     8,452,633 and 4,374,334 shares issued
     and outstanding as of June 30, 2002 and December 31,
     2001, respectively                                                       85                44
  Additional paid-in-capital                                              78,948            50,978
  Accumulated  deficit                                                   (11,488)             (789)
                                                                    ----------------------------------
      Total shareholders' equity                                          67,545            50,233
                                                                    ----------------------------------
                                                                       $ 103,875         $  68,043
                                                                    ==================================

                             See accompanying notes


                                                    FIVE STAR QUALITY CARE, INC.
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                          (amounts in thousands, except per share amounts)
                                                             (unaudited)


                                                                    Three months ended June 30,          Six months ended June 30,
                                                                    ---------------------------         ---------------------------
                                                                       2002             2001              2002               2001
                                                                       ----             ----              ----               ----

Revenues:
     Net revenues from patients and residents                       $ 131,242         $  54,468         $ 249,238         $ 110,252
     Interest income                                                       36                22               182                45
                                                                    ---------------------------------------------------------------
Total revenues                                                        131,278            54,490           249,420           110,297


Expenses:
   Wages and benefits                                                  60,585            39,285           115,518            77,848
   Other operating expenses                                            46,954            10,673            85,639            23,687
   Management fee to Marriott                                           4,267                --             8,056                --
   Rent expense                                                        19,541                14            36,977                44
   General and administrative                                           4,206             5,015             7,690             9,813
   Depreciation                                                           488               343               671               632
   Impairment of assets                                                 1,649                --             1,649                --
   Restructuring costs                                                    112                --               112                --
   Spin off and merger expense, non recurring                              --                --             2,829                --
                                                                    ---------------------------------------------------------------
Total expenses                                                        137,802            55,330           259,141           112,024
                                                                    ---------------------------------------------------------------

Loss from continuing operations
   before income taxes                                                 (6,524)             (840)           (9,721)           (1,727)
Provision for income taxes                                                 --                --                --                --
                                                                    ---------------------------------------------------------------

Loss from continuing operations                                        (6,524)             (840)           (9,721)           (1,727)

Loss from discontinued operations                                        (806)             (223)             (978)             (175)
                                                                    ---------------------------------------------------------------

Net  loss                                                           $  (7,330)        $  (1,063)        $ (10,699)        $  (1,902)
                                                                    ===============================================================

Weighted average shares outstanding                                     8,445             4,374             6,644             4,374
                                                                    ===============================================================

Basic and diluted loss per share from:
    Continuing operations                                           $   (0.77)        $   (0.19)        $   (1.46)        $   (0.40)
    Discontinued operations                                             (0.10)            (0.05)            (0.15)            (0.04)
                                                                    ---------------------------------------------------------------

Net loss per share                                                  $   (0.87)        $   (0.24)        $   (1.61)        $   (0.44)
                                                                    ===============================================================

                             See accompanying notes


                                         FIVE STAR QUALITY CARE, INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (dollars in thousands)
                                                  (unaudited)

                                                                                    Six months ended June 30,
                                                                                -------------------------------
                                                                                  2002                   2001
                                                                                -------------------------------
Cash flows from operating activities:
   Net loss                                                                       $(10,699)          $ (1,902)
   Adjustments to reconcile net loss to cash provided by (used in)
     operating activities:
        Spin off and merger expense                                                  2,829                 --
        Depreciation                                                                   671                632
        Impairment of assets                                                         1,649                 --
        Net loss from discontinued operations                                          978                175
        Changes in assets and liabilities:
           Accounts receivable, net                                                  9,048                (30)
           Due from Marriott Senior Living Services, net                           (12,722)                --
           Prepaid expenses and other current assets                                  (312)            (3,027)
           Accounts payable and accrued expenses                                     8,896             (3,224)
           Accrued compensation and benefits                                           571               (513)
           Due to affiliates, net                                                   (3,398)             2,732
           Other current and long-term liabilities                                  10,446             (2,769)
                                                                                -------------------------------
        Cash provided by (used in) operating activities                              7,957             (7,926)
                                                                                -------------------------------

Cash flows from investing activities:
   Change in restricted cash                                                        (4,318)                --
   Real estate purchases                                                           (46,157)                --
   Furniture, fixtures and equipment purchases                                      (2,600)            (2,522)
   Investment in facilities' operations                                                 --              8,218
                                                                                -------------------------------
         Cash (used in) provided by investing activities                           (53,075)             5,696
                                                                                -------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                           26,136                 --
                                                                                -------------------------------
            Cash provided by financing activities                                   26,136                 --

Net cash used in discontinued operations                                              (978)              (175)
                                                                                -------------------------------

Change in cash and cash equivalents                                                (19,960)            (2,405)
Cash and cash equivalents at beginning of period                                    24,943              7,178
                                                                                -------------------------------
Cash and cash equivalents at end of period                                        $  4,983           $  4,773
                                                                                ===============================

Non-cash investing and financing activities:
  Acquisition of assets by merger                                                 $ (1,052)
  Assumption of liabilities by merger                                                2,006
  Issuance of common stock for merger                                                1,875

                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
                                   (Unaudited)

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

Until December 31, 2001, we were a wholly owned subsidiary of Senior Housing Properties Trust ("Senior Housing"). On December 31, 2001, Senior Housing distributed substantially all of our common shares to Senior Housing's shareholders (the "Spin-Off"). We entered into a transaction agreement to govern our initial capitalization and other events related to the Spin-Off. Pursuant to the transaction agreement, our initial capitalization of $50,000 was provided by Senior Housing and we entered into a lease agreement with Senior Housing for certain facilities. On January 2, 2002, we acquired FSQ, Inc. in a stock for stock transaction. On January 11, 2002, we entered a lease with Senior Housing for 31 independent and assisted living communities managed by a subsidiary of Marriott International, Inc. ("Marriott"). In March and April 2002, we completed a public offering of 3,823,300 common shares raising net proceeds of $26,263. On April 1 2002, we purchased and began to operate five additional independent and assisted living communities.

Note 2.  Summary of Significant Accounting Policies

RESTRICTED CASH. Restricted cash includes $3,800 we have deposited as security for letters of credit which secure obligations arising from our professional liability insurance program. Restricted cash also includes $518 we placed into escrow as required by certain healthcare regulatory agencies.

REVENUE RECOGNITION. Our revenues are derived primarily from services to residents at properties we own or lease. We accrue revenues when services are provided and revenues are earned. Some of our revenues are provided with the expectation of payment from governments or other third-party payors; these revenues are reported at their estimated net realizable amounts at the time the services are provided.

ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES. Prior to the Spin-Off, substantially all of our taxable income was included in the taxable income of Senior Housing. After the Spin-Off, we are a separate entity and are responsible for our own tax liabilities and filings. For the six month period ended June 30, 2002, we generated losses for income tax purposes which created a net operating loss carry forward. Because we have a short operating history during which we have generated no taxable income, we have fully reserved the value of this net operating loss carry forward. As a result, we have recorded no income tax benefit for the six month period ended June 30, 2002.

PER COMMON SHARE AMOUNTS. Earnings per share for the periods ended June 30, 2002, are computed using the weighted average number of shares outstanding during the periods. Earnings per share for the periods ended June 30, 2001, have been computed as if the shares outstanding at December 31, 2001, were outstanding as of January 1, 2001. We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
                                   (Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS. In 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We adopted these pronouncements on January 1, 2002. The adoption of these standards did not have a material effect on our financial position or results of operations. See footnote 8 regarding discontinued operations.

PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. We depreciate furniture, fixtures and equipment on a straight-line basis over five to 12 years and buildings on a straight-line basis over 40 years.

IMPAIRMENT. When conditions or events occur that management believes might indicate that property and equipment or other long-lived assets are impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write-down of the carrying value of the asset is required. During the quarter ended June 30, 2002, we incurred asset impairment charges of $1,649. The largest component of this charge related to skilled nursing bed licenses which are currently held for sale. A prior agreement to sell these licenses did not close; and, based on the decline in estimated market value of these licenses, we reduced their carrying value by $1,500. The remainder of these charges related to a three percent interest in a partnership which owns a retirement community which we acquired as an incidental asset as part of our transaction to lease 31 senior living communities managed by Marriott in January 2002, and that we now believe is permanently impaired.

SELF-INSURANCE. We are self-insured up to certain limits for our workers compensation and professional liability insurance. Claims in excess of these self funded limits are fully insured. We accrue the estimated cost of these self funded amounts based on projected settlements for pending claims and known incidents which we expect may result in claims. Periodically these accrued estimates are adjusted based upon our claims payment experience or revised estimates from our consulting professionals. Starting in August 2002, we will be self insured for a portion of our employee health insurance.

RESTRUCTURING COSTS. During the quarter ended June 30, 2002, we reduced the number of our regional offices and had staff reductions in our home office. As a result, we incurred restructuring costs for severance payments to terminated employees.

Note 3.  Long Term Liabilities

The long term liabilities on our June 30, 2002, balance sheet represent advance payments received from residents at some of our facilities. These amounts are recognized as revenues when services are provided, based upon estimates of the remaining periods of the residents' expected lives or based upon actual occupancies.

Note 4.  Marriott Managed Communities

On January 11, 2002, we entered into a lease with Senior Housing for 31 retirement communities. These communities are managed by Marriott under agreements for terms generally expiring in 2027 plus renewal options for one five year period. Marriott has responsibility for day-to-day operations of these communities. These 31 retirement communities are leased from Senior Housing through 2017, with renewal options totaling an additional 15 years. The minimum rent payable by us for these facilities is $63,000 per year, plus a varying percentage of gross revenue, which is paid as additional rent to Senior Housing but escrowed for capital expenditures at these facilities. In addition, percentage rent will be payable, starting in 2003, in amounts equal to five percent (5%) of net patient revenues at each facility in excess of net patient revenues at such facility in 2002.

Marriott controls our net working capital of $6,537 for the 31 retirement communities they manage for us consisting primarily of operating cash, inventories, resident deposits and trade receivables and payables. The individual components of working capital controlled by Marriott change daily and are not reported to us. Accordingly these components are not itemized on our consolidated balance sheet; however, the net working capital advanced is included in Due from Marriott, net, on our consolidated balance sheet.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
                                   (Unaudited)

Note 5. Acquired Communities

On April 1, 2002 we purchased for $45,500 and began to operate five independent and assisted retirement communities containing 704 living units.

Note 6.   Pro Forma Results

Had we entered into the lease with Senior Housing for the Marriott managed communities and acquired the five retirement communities as of January 1, 2001, on a pro forma basis, our revenues and (loss)/income from continuing operations would have been $260,415 and $(8,462) for the six months ended June 30, 2002, and $254,030 and $3,761, for the six months ended June 30, 2001, respectively.

Note 7.   Shareholders' Equity

On April 5, 2002, the underwriters for our March 2002 offering of common shares exercised an over allotment option and we issued 123,300 common shares for gross proceeds of $919. Proceeds received, net of underwriting commissions and estimated costs, were $863.

On May 7, 2002, we issued a total of 5,000 common shares to our five directors, or 1,000 shares per director, as part of their annual compensation. The shares were valued at $7.10 per share, which was the closing price of our common shares on the American Stock Exchange on May 7, 2002.

Note 8.  Discontinued Operations

During the second quarter of 2002, we ceased operations at two leased nursing homes: one in Phoenix, Arizona, which was leased from Senior Housing; and one smaller facility in Campbell, Nebraska, which was leased from that municipality. The Arizona facility was closed. The operations of the Nebraska facility were assumed by its landlord. As of June 30, 2002, substantially all of our assets and liabilities related to these nursing homes have been disposed of and paid. The financial statements for all periods presented have been reclassified to present these facilities as discontinued operations. Below is a summary of the operating results of these facilities:

                  Three Months ended June 30,         Six Months ended June 30,
                  ---------------------------         -------------------------
                    2002               2001             2002            2001
                    ----               ----             ----            ----

 Revenues           $ 598             $1,416           $1,930          $2,963
 Expenses           1,404              1,639            2,908           3,138
                 ---------         ----------         --------       ---------
 Net loss           $(806)             $(223)           $(978)          $(175)
                 =========         ==========         ========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We were a subsidiary of Senior Housing until December 31, 2001. The 2001 results discussed in this Quarterly Report on Form 10-Q are for a period during which we were a subsidiary of Senior Housing and they are not indicative of what our results would have been as a separate public company. Similarly these results are not indicative of our future financial performance. Our 2002 first and second quarter results of operations presented in this Quarterly Report on Form 10-Q differ materially from the 2001 historical results presented. There are material differences because our current operations include, among other items, rent expense on leases to Senior Housing, general and administrative costs incurred by us as a separate public company, revenues and expenses related to the 31 retirement communities managed by Marriott Senior Living Services, Inc. ("Marriott") that we leased from Senior Housing on January 11, 2002, and revenues and expenses related to the five retirement communities we purchased on April 1, 2002.

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

Net revenues from patients and residents for the three months ended June 30, 2002, were $131.2 million, an increase of 141% over net revenues of $54.5 million for the 2001 second quarter. This increase is attributable primarily to our lease of 31 retirement communities on January 11, 2002, and our purchase of five retirement communities on April 1, 2002. Revenues at the communities we operated throughout each of the three-month periods ended June 30, 2002 and 2001, were $56.0 and $54.7 million respectively, an increase of 2%. This increase is due primarily to higher per diem charges to residents. Interest income increased by $14,000 as a result of earnings on higher cash balances in the 2002 period. About 39% of our revenues in the three months ended June 30, 2002, were received from Medicare and Medicaid, compared to 78% in the 2001 period.

Expenses for the three months ended June 30, 2002, were $137.8 million, an increase of 149% over expenses of $55.3 million for the 2001 second quarter. Our wages and benefits costs increased from $39.3 million to $60.6 million or 54% primarily due to expenses associated with the 31 retirement communities managed by Marriott, which we began leasing on January 11, 2002, and our purchase of five retirement communities on April 1, 2002. Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and facility level administrative costs, rose from $10.7 million to $47.0 million or 338%, again primarily due to the inclusion in our results of the operations of the 31 retirement communities managed by Marriott and the five retirement communities we acquired. During 2001, Marriott did not manage any communities for us and we were a subsidiary of Senior Housing that did not lease facilities. As a result, we did not incur management fees to Marriott or rent expense in 2001. Operating expenses related to the communities we operated for both three-month periods ended June 30, 2002 and 2001, were $54.1 million for the 2002 second quarter, an increase of 8% over operating expenses of $50.1 million for the 2001 second quarter. This increase is principally the result of higher insurance premiums, an increase in reserves for self funded parts of our insurance programs and higher wage and benefit costs, which were only partially offset by a decrease in expenses from our reduced use of higher cost, third party staffing. Our general and administrative expenses decreased from $5.0 million to $4.2 million or 16%, primarily due to non-recurring operational start up costs incurred in the second quarter of 2001, which were only partially offset by the increased costs associated with operating as a separate public company in 2002.

Our expenses in the second quarter of 2002 included some large amounts which we do not expect to recur on a regular basis. These expense arose as follows:

During June 2002, when we implemented new programs for liability, workers compensation and employee health insurance, we re-evaluated our insurance reserves and increased estimates for pending claims by $3.2 million. Reserve estimates arise from the retention or self funded part of our insurance programs. Reserve account adjustments are made on the basis of periodic review of pending claims and reported incidents which may result in claims with the assistance of third party professionals. This $3.2 million adjustment made in June 2002 was particularly large and we do not expect similar size adjustments to recur. Our new insurance programs are expected to result in recurring increased costs of about $450,000 per month starting in July 2002.

A recent review by Marriott of its accounting for the 31 senior living communities which it manages for us resulted in a change in bad debt reserves and other one time charges totaling approximately $850,000. These amounts are reflected in our expenses for the three months ended June 30, 2002. We do not expect similar size adjustments to recur on a regular basis.

We incurred asset impairment charges of $1,649,000 in the second quarter of 2002 related to the write down of two assets. The largest component of these charges related to a decline in the estimated market value of a closed facility's skilled nursing bed licenses which are currently held for sale. A prior agreement to sell these licenses did not close; and, based on a decline in their estimated market value, we reduced the carrying value of these licenses by $1.5 million. The remainder of this write down related to a 3% interest in a partnership which we acquired as an incidental asset related to our lease of 31 senior living communities managed by Marriott and which interest we now believe is permanently impaired.

We also incurred a $112,000 restructuring charge in the second quarter of 2002. This charge was a result of our reducing the number of our regional offices and employee reductions at our home office. These costs consist of severance payments to terminated employees. We expect to incur a restructuring charge of a similar amount in the third quarter of 2002 for staff reductions at our facilities which were implemented in July 2002.

Discontinued operations relate to facilities in Arizona and Nebraska that closed during the quarter ended June 30, 2002. Loss from discontinued operations for the three months ended June 30, 2002, was $806,000, an increase of $583,000 or 261%, over the 2001 period. The increased loss was caused by decreased occupancy and increases in outside labor costs. We may close additional facilities before the end of 2002.

As a result of the factors described above, net loss for the three months ended June 30, 2002, was $7.3 million, an increase of $6.2 million over the 2001 period.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

Net revenues from patients and residents for the six months ended June 30, 2002, were $249.2 million, an increase of 126% over net revenues of $110.3 million for the 2001 period. This increase is attributable primarily to our lease of 31 retirement communities on January 11, 2002, and our purchase of five retirement communities on April 1, 2002. Revenues at the communities we operated throughout all of the six-month periods ended June 30, 2002 and 2001, were $111.2 million and $108.2 million, respectively, an increase of 3%. This increase resulted from higher resident charges. Interest income increased by $137,000 as a result of earnings on higher cash balances in the 2002 period. In the six months ended June 30, 2002, about 40% of our revenues were from Medicare and Medicaid, compared to 78% in the six months ended June 30, 2001.

Expenses for the six months ended June 30, 2002, were $259.1 million, an increase of 131% over the expenses of $112.0 million for the 2001 second quarter. Our wages and benefits costs increased from $77.8 million to $115.5 million, or 48%. Other operating expenses including utilities, housekeeping, dietary, maintenance, insurance and facility level administrative costs, rose from $23.7 million to $85.6 million or 261%. These increases were primarily due to the inclusion in our results of the operations of the 31 retirement communities managed by Marriott which we began to lease on January 11, 2002 and the five retirement communities we acquired on April 1, 2002. During 2001, Marriott did not manage any communities for us and we were a subsidiary of Senior Housing. As a result, we did not incur management fees to Marriott or rent expense in 2001. Operating expenses related to the communities we operated for both the six-month periods ended June 30, 2002 and 2001, were $104.8 million for the 2002 period, an increase of 5% over operating expenses of $99.4 million for the 2001 period. The increase is principally attributable to higher insurance premiums, an increase in reserves for self funded parts of our insurance programs and higher wage and benefits costs, which were partially offset by a decrease in expenses from our reduced use of higher cost, third party staffing. Our general and administrative expense decreased from $9.8 million to $7.7 million or 21%, primarily due to non-recurring operational start up costs incurred in the 2001 period which were only partially offset by the increased costs incurred associated with operating as a separate public company in 2002. During the 2002 period, we incurred non-recurring expenses related to our merger with FSQ, Inc. of $2.8 million in January 2002. We also incurred the unusually large expenses, the asset impairment charges and the restructuring charges in 2002, as discussed above.

Loss from discontinued operations for the six months ended June 30, 2002 was $978,000, an increase of $803,000, or 459%, over the 2001 period. This increased loss was primarily caused by declining occupancies, increased use of higher cost, third party staffing, higher insurance costs and higher self funded insurance reserve costs.

As a result of the factors described above, net loss for the six months ended June 30, 2002, was $10.7 million, an increase of $8.8 million, or 463%, over the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

At the time of our spin off from Senior Housing on December 31, 2001, we had cash and cash equivalents of $24.9 million. In March and April 2002, we completed a public offering of our common shares raising net proceeds of $26.3 million. A significant amount of our cash was used to acquire five senior living communities for $45.5 million on April 1, 2002. Additional cash was generated from and used in our operations and in other expansion activities, such as the working capital required by our assumption of the lease for 31 senior living communities managed by Marriott on January 11, 2002. At June 30, 2002, we had cash and equivalents of $5.0 million.

At June 30, 2002, we had net working capital, or current assets in excess of current liabilities, of $24.3 million. Our current assets of $49.1 million include $5.0 million of cash and cash equivalents, $27.4 million of accounts receivable most of which are due from governmental Medicare and Medicaid authorities, $12.7 million due from Marriott and $4.0 million of prepaid expenses.

We currently have no obligations for funded debt. Our only material financial obligations are our leases to Senior Housing and our obligations to provide services to certain residents who have made advance payment deposits. Our Senior Housing lease obligations total $70 million/year, or $5.8 million/month. Our residents' deposits for future services totaled $11.6 million at June 30, 2002, and these deposits are recognized as revenues when services are provided, based upon estimates of the remaining periods of the residents' expected lives or based upon actual occupancies.

None of our assets, including our $27.4 million of accounts receivable, are encumbered by debt. In January 2002, we accepted a letter of intent for a $20 million line of credit to be secured by our accounts receivables. During the process of documenting this line of credit, we determined not to enter this debt arrangement for three reasons:

First, we were unable to agree upon final terms, particularly certain changes requested by this lender which we believed were different from terms in the letter of intent.

Second, we have determined to focus our expansion efforts upon senior living communities where rents and services are paid by residents from private resources rather than by the Medicare and Medicaid programs. Payments from our residents' private resources are generally received monthly in advance. Payments from Medicaid and Medicare programs are generally received monthly in arrears and may be delayed for extended periods because of audit requirements or governmental funding delays. Because our efforts are currently focused toward private pay revenues and away from Medicare and Medicaid revenues, we expect that our accounts receivable will gradually decline both in total amounts and as a percentage of our total assets. In these circumstances, we decided that a $20 million line of credit which is secured by, and limited to a percentage of, our accounts receivable was not required and not cost effective. Accordingly, we decided to reduce the amount of this line of credit.

Third, a new lender offered us a line of credit secured by accounts receivable at a reduced cost. We have entered a non binding letter of intent with this new lender for a line of credit secured by our accounts receivable. At this time we expect this line of credit to be for $12.5 million, and that we will have the ability to expand this credit facility in certain circumstances, but we will not be required to pay up-front costs or stand-by fees for the expanded capacity unless it is used. This new financing arrangement is subject to documentation and other conditions. We expect this new financing to close before September 30, 2002, but it may not close by that date or at all.

Our primary source of cash to fund operating expenses, including rent and routine capital expenditures, is our revenues from services to residents at our facilities. Changes in laws and regulations which impact Medicare or Medicaid rates, on which some of our properties rely, may materially affect our future results. Similarly, recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance costs, which are affecting the senior living industry will have a material adverse impact upon our future results of operations. Nonetheless, we believe that our revenues will be sufficient to allow us to meet our ongoing operating expenses, working capital needs and rent payments to Senior Housing in the short term, or next 12 months, and long term, whether or not we arrange for a line of credit secured by our receivables, as described above.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no obligations for funded debt and, accordingly, are not directly affected by changes in market interest rates. However, as discussed above, we expect to enter into a $12.5 million revolving credit facility secured by certain of our accounts receivable. We expect that this loan facility will require interest on drawn amounts at floating rates based upon a spread above LIBOR. Whenever borrowings are outstanding under such a credit facility we may be exposed to market changes in interest rates, especially market changes in short term LIBOR rates. For example, if the full amount of a $12.5 million line of credit were drawn and interest rates rose by 1% per annum, our interest expense would increase by $125,000 per year, or $0.015 per common share. Depending upon our exposure to interest rate risks for floating rate obligations outstanding from time to time in the future, we may decide to purchase interest rate caps or other hedging instruments.

                           FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE FEDERAL SECURITIES LAWS. FOR EXAMPLE, THIS REPORT ON FORM 10-Q STATES OR IMPLIES THAT WE WILL BE ABLE TO OPERATE OUR PROPERTIES IN A FINANCIALLY SUCCESSFUL MANNER, THAT CERTAIN LARGE CHARGES AND CHANGES IN INSURANCE RESERVE ESTIMATES WILL NOT RECUR, THAT WE EXPECT TO CLOSE A NEW $12.5 MILLION SECURED CREDIT FACILITY, THAT WE MAY CLOSE ADDITIONAL FACILITIES, THAT OUR ACCOUNTS RECEIVABLE FROM MEDICARE AND MEDICAID WILL DECREASE AND THAT WE BELIEVE WE WILL BE ABLE EXPAND OUR BUSINESS FOCUSED UPON SERVICES TO RESIDENTS WHO PAY WITH PRIVATE
RESOURCES. HOWEVER, OUR OPERATING FINANCIAL RESULTS MAY DETERIORATE BECAUSE OF CHANGES IN MARKET CONDITIONS, LOWER MEDICARE AND MEDICAID RATES, HIGHER INSURANCE COSTS, RECURRING LARGE CHANGES IN INSURANCE RESERVES OR OTHERWISE; WE MAY BE UNABLE TO AGREE UPON TERMS FOR A NEW CREDIT FACILITY; AND WE MAY BE UNABLE TO IDENTIFY OR CLOSE EXPANSION OPPORTUNITIES ON ACCEPTABLE TERMS. OUR EXPECTED RESULTS MAY NOT BE ACHIEVED, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR EXPECTATIONS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS AND SHOULD NOT RELY UPON FORWARD LOOKING STATEMENTS EXCEPT AS STATEMENTS OF OUR PRESENT INTENTIONS AND OF OUR PRESENT EXPECTATIONS WHICH MAY OR MAY NOT OCCUR.

Part II.          Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on May 7, 2002, the following matters were voted on by our shareholders:

         (A) Election of Directors. John L. Harrington and Barry M. Portnoy were re-elected directors: 4,231,291 shares voted for and 228,323 shares withheld with respect to Mr. Harrington; and 4,215,181 shares voted for and 244,133 shares withheld with respect to Mr. Portnoy. The terms of Messrs. Harrington and Portnoy will extend until our annual meeting of shareholders in 2005. Messrs. Arthur G. Koumantzelis and Gerard M. Martin and Dr. Bruce M. Gans, M.D., continue to serve as directors with terms expiring in 2003, 2003 and 2004, respectively.

         (B) Approval of Stock Plan. Our 2001 Stock Option and Stock Incentive Plan was approved by our shareholders: 1,152,813 shares voted for, 400,710 shares voted against, 32,871 shares abstaining and 2,873,220 broker non-votes. Under the 2001 Stock Option and Stock Incentive Plan, we may issue up to 650,000 common shares, common share options or other rights.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Reports on Form 8-K:

         1. On April 11, 2002, Five Star Quality Care, Inc. filed a Current Report on Form 8-K dated April 1, 2002 reporting under
                  Item 2 the acquisition of five retirement communities for $45.5 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIVE STAR QUALITY CARE, INC.


                                  By:   /s/ Evrett W. Benton
                                        Evrett W. Benton
                                        President and Chief Executive Officer
                                        Dated:  August 12, 2002




                                  By:   /s/  Bruce J. Mackey Jr.
                                        Bruce J. Mackey Jr.
                                        Treasurer and Chief Financial Officer
                                        Dated:  August 12, 2002