Form 10-Q
period 2002-09-30
FIVE STAR QUALITY CARE INC
filed 2002-11-14
CIK 1159281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 001-16817

                          FIVE STAR QUALITY CARE, INC.
             (Exact name of Registrant as Specified in Its Charter)

             Maryland                                    04-3516029
  (State or Other Jurisdiction of             (IRS Employer Identification No.)
   Incorporation or Organization)

                 400 Centre Street, Newton, Massachusetts 02458
               (Address of Principal Executive Offices) (Zip Code)

                                  617-796-8387
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of Common Shares outstanding at November 13, 2002: 8,452,633 shares of common stock, $0.01 par value.

                                                FIVE STAR QUALITY CARE, INC.

                                                         FORM 10-Q

                                                     September 30, 2002

                                                           INDEX

                                                                                                                      Page
                                                                                                                      ----

   PART I       Financial Information
                ---------------------

   Item 1.      Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheet - September 30, 2002 and December 31, 2001                                   1

                Consolidated Statement of Operations - Three and Nine Months Ended September 30, 2002 and
                2001                                                                                                    2

                Consolidated Statement of Cash Flows - Nine Months Ended September 30, 2002 and 2001                    3

                Notes to Consolidated Financial Statements                                                              4

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                   9

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                             15

   Item 4.      Controls and Procedures                                                                                15

                Forward Looking Statements                                                                             16

   PART II      Other Information
                -----------------

   Item 6.      Exhibits and Reports on Form 8-K                                                                       17

                Signatures                                                                                             18

                Certifications                                                                                         19


Part I.       Financial Information

Item 1.  Consolidated Financial Statements

                                FIVE STAR QUALITY CARE, INC.
                                 CONSOLIDATED BALANCE SHEET
                        (dollars in thousands, except share amounts)



                                                             September 30,      December 31,
                                                                 2002              2001
                                                             -------------------------------
                                                              (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                 $  12,005           $  24,943
   Accounts receivable, net of reserve
    of $7,662 and $3,787 at September 30, 2002, and
    December 31, 2001, respectively                             37,972              39,132
   Due from Marriott Senior Living Services                      4,620                  --
   Prepaid expenses and other current assets                     4,370               1,054
                                                             -------------------------------
   Total current assets                                         58,967              65,129

Property and equipment, net                                     53,083               2,914
Restricted cash                                                  4,378                  --
                                                             -------------------------------
                                                             $ 116,428           $  68,043
                                                             ===============================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                      $  23,170           $   7,141
  Accrued compensation and benefits                              5,465               5,288
  Accrued real estate taxes                                      6,202               1,485
  Due to affiliates, net                                           747               2,232
  Other current liabilities                                        880               1,664
                                                             -------------------------------
  Total current liabilities                                     36,464              17,810

Long term liabilities                                           14,948                  --

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $0.01;
     none issued                                                    --                  --
  Common stock, par value $0.01;
     8,452,633 and 4,374,334 shares issued
     and outstanding as of September 30, 2002,
     and December 31, 2001, respectively                            85                  44
  Additional paid in capital                                    78,926              50,978
  Accumulated deficit                                          (13,995)               (789)
                                                             -------------------------------
      Total shareholders' equity                                65,016              50,233
                                                             -------------------------------
                                                             $ 116,428           $  68,043
                                                             ===============================

                             See accompanying notes


                                                 FIVE STAR QUALITY CARE, INC.
                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                       (dollars in thousands, except per share amounts)
                                                         (unaudited)


                                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                                      --------------------------------       -------------------------------
                                                          2002                2001               2002             2001
                                                          ----                ----               ----             ----
Revenues:
     Net revenues from residents                        $ 132,847          $  55,971          $ 382,085          $ 164,081
     Interest income                                           48                 36                230                 82
                                                      ----------------------------------------------------------------------
Total revenues                                            132,895             56,007            382,315            164,163


Expenses:
   Wages and benefits                                      59,535             38,445            173,985            114,001
   Other operating expenses                                46,263             12,753            133,506             36,983
   Management fee to Marriott Senior Living
      Services                                              4,943                 --             12,354                 --
   Rent expense                                            19,687                 11             56,596                 55
   General and administrative                               3,620              2,897             11,248             12,487
   Depreciation                                               517                349              1,240                981
   Impairment of assets                                        --                 --                150                 --
   Restructuring costs                                         10                 --                122                 --
   Spin off and merger expense, non recurring                  --                 --              2,829                 --
                                                      ----------------------------------------------------------------------
Total expenses                                            134,575             54,455            392,030            164,507
                                                      ----------------------------------------------------------------------

(Loss) income from continuing operations
   before income taxes                                     (1,680)             1,552             (9,715)              (344)
Provision for income taxes                                     --                 --                 --                 --
                                                      ----------------------------------------------------------------------

(Loss) income from continuing operations                   (1,680)             1,552             (9,715)              (344)

Loss from discontinued operations                            (826)              (314)            (3,491)              (416)
                                                      ----------------------------------------------------------------------

Net (loss) income                                       $  (2,506)         $   1,238          $ (13,206)         $    (760)
                                                      ======================================================================

Weighted average shares outstanding                         8,453              4,374              7,254              4,374
                                                      ======================================================================

Basic and diluted (loss) income per share from:
    Continuing operations                               $   (0.20)         $    0.35          $   (1.34)         $   (0.08)
    Discontinued operations                                 (0.10)             (0.07)             (0.48)             (0.09)
                                                      ----------------------------------------------------------------------

Net (loss) income per share                             $   (0.30)         $    0.28          $   (1.82)         $   (0.17)
                                                      ======================================================================


                             See accompanying notes

                          FIVE STAR QUALITY CARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                         Nine Months Ended September 30,
                                                                       ----------------------------------
                                                                          2002                   2001
                                                                       ----------------------------------
Cash flows from operating activities:
   Net loss                                                               $(13,206)        $   (760)
   Adjustments to reconcile net loss to cash provided by (used in)
     operating activities:
        Spin off and merger expense                                          2,829               --
        Depreciation                                                         1,187              937
        Impairment of assets                                                   150               --
        Net loss from discontinued operations                                3,491              432
        Changes in assets and liabilities:
           Accounts receivable, net                                          9,038            8,476
           Due from Marriott Senior Living Services                         (4,620)              --
           Prepaid expenses and other current assets                        (1,793)          (2,922)
           Accounts payable and accrued expenses                            12,092           (3,313)
           Accrued compensation and benefits                                   177              116
           Due to affiliates, net                                           (2,671)              --
           Other current and long term liabilities                            (784)          (5,708)
                                                                       ----------------------------------
        Cash provided by (used in) operating activities                      5,890           (2,742)
                                                                       ----------------------------------

Cash flows from investing activities:
   Proceeds from affiliates                                                 10,722               --
   Change in restricted cash                                                (3,900)              --
   Real estate purchases                                                   (46,157)              --
    Furniture, fixtures and equipment purchases                             (4,372)          (1,861)
                                                                       ----------------------------------
         Cash used in investing activities                                 (43,707)          (1,861)
                                                                       ----------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                              26,114               --
   Proceeds from issuance of mortgages                                          --            9,100
   Distributions to Senior Housing                                              --           (3,635)
                                                                       ----------------------------------
            Cash provided by financing activities                           26,114            5,465

Net cash used in discontinued operations                                    (1,235)            (432)
                                                                       ----------------------------------

Change in cash and cash equivalents                                        (12,938)             430
Cash and cash equivalents at beginning of period                            24,943            7,178
                                                                       ----------------------------------
Cash and cash equivalents at end of period                                $ 12,005         $  7,608
                                                                       ==================================

Non-cash investing and financing activities:
  Acquisition of assets by merger                                         $ (1,052)             $--
  Assumption of liabilities by merger                                        2,006               --
  Issuance of common stock for merger                                        1,875               --

                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
                                   (Unaudited)


Note 1.  Basis of Presentation and Organization

The  accompanying  condensed  consolidated  financial  statements  of Five  Star
Quality Care, Inc. and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between us and our subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Until December 31, 2001, we were a wholly owned subsidiary of Senior Housing Properties Trust ("Senior Housing"). On December 31, 2001, Senior Housing distributed substantially all of our common shares to Senior Housing's shareholders (the "Spin-Off"). We entered into a transaction agreement to govern our initial capitalization and other events related to the Spin-Off. Pursuant to the transaction agreement, our initial capitalization was provided by Senior Housing and we entered into a lease agreement with Senior Housing for certain facilities. On January 2, 2002, we acquired FSQ, Inc. in a stock for stock transaction. On January 11, 2002, we entered into a lease with Senior Housing for 31 independent and assisted living communities managed by a subsidiary of Marriott International, Inc., Marriott Senior Living Services, Inc.
("Marriott"). In March and April 2002, we completed a public offering of 3,823,300 common shares raising net proceeds of $26,114. On April 1, 2002, we purchased and began to operate five additional independent and assisted living communities.

Note 2.  Summary of Significant Accounting Policies

REVENUE RECOGNITION. Our revenues are derived primarily from services to residents at properties we own or lease. We accrue revenues when services are provided and revenues are earned. Some of our services are provided with the expectation of payment from governments or other third party payors; related revenues are reported at their estimated net realizable amounts at the time the services are provided.

RESERVES FOR ACCOUNTS RECEIVABLE. Accounts receivable are recorded at their estimated net realizable value. In the case of receivables generated from residents, reserves for uncollectible amounts are estimated based upon factors, which include but are not limited to the age of the receivable and the terms of our agreements with residents or their third party payors. In the case of other receivables, such as those due to us from various governments or other entities with which we have transacted business, reserves are estimated based upon factors which include but are not limited to our agreements with such payors, their stated intent to pay, their financial capacity and other developments which may include litigation or other proceedings. Accounts receivable reserves are only estimates and we periodically review and revise these estimates. Our review and revision process subjects these reserves to future adjustments based on new information and these adjustments may be material.

ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES. Prior to the Spin-Off, substantially all of our taxable income was included in the taxable income of Senior Housing. After the Spin-Off, we are a separate entity and are responsible for our own tax liabilities and filings. For the nine-month periods ended September 30, 2001 and 2002, we generated losses for income tax purposes which created a net operating loss carry forward. Because we have a short separate operating history during which we have generated no taxable income, we have fully reserved the value of this net operating loss carry forward. As a result, we have recorded no income tax benefit for the three and nine month periods ended September 30, 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
                                   (Unaudited)

Note 2.  Summary of Significant Accounting Policies (continued)

PER COMMON SHARE AMOUNTS. Loss per share for the periods ended September 30, 2002, are computed using the weighted average number of shares outstanding during the periods. Earnings (loss) per share for the periods ended September 30, 2001, have been computed as if the shares outstanding at December 31, 2001, were outstanding as of January 1, 2001. We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

NEW ACCOUNTING PRONOUNCEMENTS. In 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We adopted these pronouncements on January 1, 2002. The adoption of these standards did not have a material effect on our financial position or results of operations. See footnote 6 regarding discontinued operations.

RESTRICTED CASH. Restricted cash includes $3,860 we have deposited as security for letters of credit which secure obligations arising from our professional liability insurance program. Restricted cash also includes $518 we escrowed as required by certain healthcare regulatory agencies.

PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. We depreciate furniture, fixtures and equipment on a straight line basis over five to 12 years and buildings on a straight line basis over 40 years.

IMPAIRMENT. When conditions or events occur that we believe might indicate that property or other long lived assets are impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write down of the carrying value of the asset is required. In the quarter ended June 30, 2002, we wrote off the carrying value of certain assets that we believed to be impaired.

SELF INSURANCE. We are self insured up to certain retained limits for our workers compensation, professional liability, and, as of August 2002, employee health insurance. Claims in excess of these retained limits are insured by third party insurance providers up to contractual limits, over which we are self insured. We accrue the estimated cost of self insured amounts based on projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims and incidents and expected changes in premiums for insurance provided by third party insurers where our policies provide for retroactive adjustments. Periodically these accrued estimates are adjusted based upon our claims experience, recommendations from our professional consultants, changes in market conditions and other factors and these adjustments may be material.

RESTRUCTURING COSTS. During 2002, we reduced the number of our regional offices and had staff reductions in our home office. As a result, we incurred restructuring costs for severance payments to terminated employees.

WORKING CAPITAL ADVANCES. Under the terms of the management agreements for the communities managed by Marriott we provide Marriott with the working capital needed to meet the operating needs of the communities. The working capital, which consists primarily of cash and cash equivalents, inventories, trade accounts receivable and accounts payable, is controlled and maintained by Marriott on our behalf. Accordingly, we include the individual components of working capital for the Marriott managed communities (including cash and cash equivalents of $5,126 at September 30, 2002) in our consolidated balance sheet.

RECLASSIFICATIONS.   Reclassifications  have  been  made  to  the  prior  year's financial statements to conform to the current year's presentation.

Note 3.  Long Term Liabilities

The long term liabilities on our September 30, 2002, balance sheet include $12,544 of advance payments received from residents at some of our communities managed by Marriott. These prepayments are amortized into revenues over the periods in which the service obligations are expected to be satisfied. Also included in long term liabilities as of September 30, 2002 is $2,404 of reserves related to our self insurance programs.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except share amounts)
                                   (Unaudited)

Note 4.  Acquisitions and Pro Forma Results

On January 11, 2002, we entered into a lease with Senior Housing for 31 retirement communities which contain 7,491 living units. These communities are managed by Marriott under agreements for terms generally expiring in 2027 plus renewal options for one five year period. Marriott has responsibility for day to day operations of these communities. These 31 retirement communities are leased from Senior Housing through 2017, with renewal options totaling an additional 15 years. The minimum rent payable by us for these facilities is $63,000 per year. As part of our lease obligations and in accordance with the Marriott management agreements, we make deposits into an escrow account for future capital expenditures at these 31 communities. These deposits, totaling $1,865 and $5,374 for the three and nine months ended September 30, 2002, respectively, are included as part of rent expense in the accompanying statement of operations. In addition, percentage rent will be payable, starting in 2003, in amounts equal to five percent (5%) of revenues at each of these 31 facilities in excess of revenues at such facility in 2002.

On April 1, 2002, we purchased and began to operate five independent and assisted living communities containing 704 units for approximately $46,000.

Had we entered into the lease with Senior Housing for the Marriott managed communities and acquired the five retirement communities as of January 1, 2001, on a pro forma basis, our revenues and (loss) income from continuing operations would have been $393,927 and $(5,255) for the nine months ended September 30, 2002, and $328,077 and $6,642 for the nine months ended September 30, 2001, respectively.

Note 5.   Shareholders' Equity

On March 26, 2002, we issued 3,700,000 common shares, in an underwritten public offering, for gross proceeds of approximately $27,600. Proceeds received, net of underwriting commissions and other costs, were $25,251.

On April 5, 2002, the underwriters for our March 2002 offering of common shares exercised an over allotment option and we issued 123,300 common shares for gross proceeds of $919. Proceeds received, net of underwriting commissions and other costs, were $863.

On May 7, 2002, we issued 1,000 common shares to each of our five directors, as part of their annual compensation. The shares were valued at $7.10 per share, which was the closing price of our common shares on the American Stock Exchange on May 7, 2002.

Note 6.  Discontinued Operations

During the second quarter of 2002, we ceased operations at two leased nursing homes: one facility in Phoenix, Arizona, which was leased from Senior Housing; and one facility in Campbell, Nebraska, which was leased from that municipality. The Arizona facility was closed. The operations of the Nebraska facility were assumed by its owner. As of September 30, 2002, substantially all of our assets and liabilities related to these nursing homes have been disposed of and paid.

During the three months ended September 30, 2002, we decided to sell one additional nursing home located in Connecticut. Until this decision, we were exploring alternative uses for this property, including the possibility of developing age restricted housing at this facility. Our decision to abandon these efforts and sell this property resulted in our classification of this facility as a discontinued operation. The shut down of this facility was accomplished pursuant to an agreement with, and authorization from, the Connecticut Department of Social Services. That agreement provides for certain Medicaid rate adjustments to compensate for shut down losses attributable to Medicaid patients who were resident at the facility. We recorded a receivable of approximately $1,450 of expected Medicaid rate adjustments for these shut down costs. In November 2002, we received a revised notice from the Connecticut Medicaid authorities that rate adjustments totaling about only $693 would be authorized. We are continuing to pursue collection of the full shut down costs attributable to Medicaid residents of $1,450. However, we have provided a reserve for this receivable equal to the difference between the accrued amounts and the adjustment established by the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
                                   (Unaudited)

Note 6.  Discontinued Operations (continued)

Connecticut Medicaid authorities in November 2002, or $757; and this amount is included in the loss from discontinued operations for the three months ended September 30, 2002. In addition, during the quarter ended June 30, 2002, we recorded an asset impairment charge of $1,499 related to this facility, primarily because a prior agreement to sell some of our available skilled nursing bed licenses did not close.

The financial statements for all periods presented have been reclassified to present these facilities as discontinued operations. Below is a summary of the operating results of these facilities:

                    Three Months Ended September 30,                Nine Months Ended September 30,
                    --------------------------------                -------------------------------
                       2002                 2001                     2002                    2001
                       ----                 ----                     ----                    ----
        Revenues     $     3              $ 1,495                  $ 1,933                 $ 6,599
        Expenses         829                1,809                    5,424                   7,015
                     -------              -------                  -------                 -------
        Net loss     $  (826)             $  (314)                 $(3,491)                $  (416)
                     =======              =======                   =======                 =======

Note 7.  Commitments and Contingencies

Connecticut Strike Costs. During 2001, nursing homes that we operated in Connecticut were involved in a statewide labor dispute. During a strike, we incurred costs to hire temporary staff and provide security services for our residents and temporary employees. At about the time of this strike, the Governor of Connecticut and the Connecticut Department of Social Services stated and agreed to adjust Medicaid rates temporarily to compensate for a portion of these increased costs. Litigation was brought by the striking union against the Governor and Commissioner of the Department of Social Services, and, on September 13, 2002, the United States District Court for Connecticut issued a declaratory ruling that Medicaid subsidies other than those to reimburse costs incurred to protect the health and safety of residents are violations of federal labor law. The Connecticut Department of Social Services continues to review and process our claims for these adjustments, which total approximately $1,500 as of September 30, 2002. Also, we received and recognized as revenue approximately $350 of such payments in 2001. In the event that the Connecticut Department of Social Services determines not to make payments or seeks reimbursement of payments previously made, and our defenses and claims are not fully successful, we may incur related losses in the future. We intend to vigorously pursue our claims.

Receivables from Integrated Health Services. During 2000, we assumed the operations of 40 nursing homes from Integrated Health Services, Inc. and certain related entities (together "IHS"), a company in bankruptcy. Because of complex legal and governmental processes necessary to transfer nursing home licenses and Medicare and Medicaid payment arrangements, IHS agreed that any payments which it received for services which we provided would be paid to us by IHS. These agreements were approved by the bankruptcy court and generally honored by IHS with respect to approximately $42,000 received by IHS for our account. We believe IHS has received an additional $2,400 which is due to us and this amount is included in our accounts receivable at September 30, 2002. When IHS refused to pay this amount we commenced suit in the bankruptcy court in August 2002. Recently settlement discussions have begun. We intend to vigorously pursue this claim, but we can not predict the outcome of this litigation, the settlement discussion or our ability to collect amounts which are due from IHS. If we do not collect this claim our uncollected amounts, less applicable reserves, may be recorded as a loss in future periods.

Marriott Management Agreements. As described above, we lease 31 communities with 7,491 living units from Senior Housing which are managed by Marriott pursuant to various management agreements . The financial results realized by us at these 31 communities have declined during 2002. Recently, however, Marriott International, Inc. has stated that its profits from its senior living business in 2002 have been improving and that it is considering divesting its senior living business. Also, we are aware that some owners of hotels managed by Marriott International have brought

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
                                   (Unaudited)

Note 7.  Commitments and Contingencies (continued)

litigation to challenge the cost allocations to their hotels and to capture certain profits realized by Marriott International from their hotels. As a result, in July 2002, we and Senior Housing asked Marriott to explain allocation formulas for costs shared by our communities and other businesses operated by affiliates of Marriott International, to justify certain charges to these communities, to detail profits made by affiliates of Marriott International from purchases directed by Marriott for the account of these communities and for additional information and actions. In September 2002, in response to this inquiry Marriott paid $409 to us and provided us with some of the requested information. We sent follow up inquires to Marriott in early October 2002. We have not had a comprehensive response from Marriott, and on November 13, 2002, our counsel sent a notice of default to Marriott. These management agreements provide that Marriott may seek to cure certain defaults within stated times. We are continuing to pursue these inquires. We intend to carefully monitor Marriott International's divestment efforts, the responses we receive to our inquires and any Marriott cure efforts, and to enforce all rights and remedies relative to these 31 communities.

Note 8.  Subsequent Events

On October 1, 2002, certain Medicare rate adjustments expired. This expiration is sometimes referred to as the "Medicare Cliff". Legislation is currently being considered which, if enacted, would extend these Medicare rate adjustments. As a result of the expiration of these Medicare rate adjustments, unless legislation is enacted to extend the expired adjustments or otherwise increase Medicare rates, and assuming our current census of Medicare residents remains about what it was during the three months ended September 30, 2002, we expect that the revenues we receive from Medicare may decline by approximately $5,300 per annum.

On October 24, 2002, we entered into an agreement for a three year $12,500, interest only, revolving credit facility. The interest rate under this revolving credit facility is calculated as a spread above LIBOR. The revolving bank credit facility is available for acquisitions, working capital and general business purposes. The credit facility is secured by some of our accounts receivable and contains certain covenants such as maintenance of collateral, minimum net worth and certain other financial ratios. As of November 13, 2002, there were no amounts outstanding under the revolving credit facility.

On October 25, 2002, we acquired seven independent and assisted living communities for approximately $27,000. These communities contain 407 units. One hundred percent (100%) of the revenue at these seven properties is paid by residents or their families from their private resources. One of the communities is subject to HUD insured mortgage debt of approximately $15,800. We paid the $11,200 balance of the purchase price in cash. Also on October 25, 2002, we sold one senior living property to Senior Housing for approximately $12,700, which was our approximate purchase price of that facility on April 1, 2002, and leased this property along with eight other senior living properties, from Senior Housing. These eight communities contain 609 units, the annual rent due from us to Senior Housing is $6,285 and the lease term extends to 2019.

Also, on October 25, 2002, we agreed to modify the existing lease for the 31 Marriott managed properties leased from Senior Housing (see Note 4). Prior to this lease modification, we were required to make periodic deposits of funds into an escrow account for future capital expenditures at these 31 leased properties. These deposits were paid to Senior Housing and were recorded as additional rent expense on our consolidated statement of operations. As a result of this modification, effective October 1, 2002, we will own deposits in these escrow accounts and Senior Housing will have a security and remainder interest in these accounts and in all property purchased with funding from these accounts. The amounts and use of these escrow accounts are unchanged by this amendment; however subsequent to September 30, 2002, we will not report rent expense arising from these deposits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We were a subsidiary of Senior Housing until December 31, 2001. The 2001 results discussed in this Quarterly Report on Form 10-Q are for a period during which we were a subsidiary of Senior Housing and they are not indicative of what our results would have been as a separate public company. Similarly these results are not indicative of our future financial performance. Our 2002 results of operations presented in this Quarterly Report on Form 10-Q differ materially from the 2001 historical results presented. There are material differences because our current operations include, among other items, rent expense on leases to Senior Housing, general and administrative costs incurred by us as a separate public company, revenues and expenses related to the 31 communities managed by Marriott Senior Living Services, Inc. ("Marriott") and revenues and expenses related to five communities we purchased on April 1, 2002.

Key Statistical Data:

As  Reported  (includes  facilities  from  the  date  operations  by  Five  Star commenced):

                                                Three Months ended 9/30                         Nine months ended 9/30
                                          -------------------------------------        ---------------------------------------
                                            2002           2001        % Change          2002              2001       % Change
                                            ----           ----        --------          ----              ----       --------
Revenues from residents                  $132,847       $ 55,971         138%         $382,085          $164,081        133%
Facility expenses                        $110,741       $ 51,198         116%         $319,845          $150,984        112%
Total expenses                           $134,575       $ 54,455         147%         $392,030          $164,507        138%
 No. of facilities (end of period)             90             56          61%               90                56         61%
 No. of living units (end of period)       13,186          5,211         153%           13,186             5,211        153%
Occupancy                                      89%            88%          1%               88%               89%        -1%
Average daily rate                       $    124       $    132          -6%         $    120          $    130         -8%
Revenue per day per
     available unit                      $    110       $    117          -6%         $    106          $    115         -8%
Percent of revenues from
      Medicare / Medicaid                      40%            79%        -39%               39%               78%       -39%
Percent of revenues from
     private / other                           60%            21%         39%               61%               22%        39%

"Same Store" Facilities (facilities Five Star  operated continuously since 1/1/01):

                                                Three Months ended 9/30                         Nine months ended 9/30
                                          -------------------------------------        ---------------------------------------
                                            2002           2001        % Change          2002              2001       % Change
                                            ----           ----        --------          ----              ----       --------
Revenues from residents                  $ 58,882       $ 55,971           5%         $170,136          $164,081          4%
Facility expenses                        $ 53,592       $ 51,173           5%         $158,368          $150,542          5%
No. of facilities (end of period)              54             54          --                54                54         --
No. of living units (end of period)         4,991          4,991          --             4,991             4,991         --
Occupancy                                      89%            90%         -1%               88%               89%        -1%
Average daily rate                       $    144       $    136           6%         $    141          $    135          4%
Revenue per day per
     available unit                      $    128       $    122           5%         $    125          $    121          3%
Percent of revenues from
      Medicare / Medicaid                      79%            79%         --                79%               78%         1%
Percent of revenues from
     private / other                           21%            21%         --                21%               22%        -1%

Total Portfolio at 9/30/02  (includes data for periods prior to Five Star operation of certain facilities*):


                                                Three Months ended 9/30                         Nine months ended 9/30
                                          -------------------------------------        ---------------------------------------
                                            2002           2001        % Change          2002              2001       % Change
                                            ----           ----        --------          ----              ----       --------
Revenues from residents                  $132,847       $130,260           2%         $393,942          $382,352          3%
Facility expenses                        $110,741       $105,336           5%         $328,000          $307,653          7%
No. of facilities (end of period)              90             90          --                90                90         --
No. of living units (end of period)        13,186         13,186          --            13,186            13,186         --
Occupancy                                      89%            90%         -1%               88%               90%        -2%
Average daily rate                       $    124       $    119           4%         $    124          $    118          5%
Revenue per day per
     available unit                      $    110       $    107           3%         $    109          $    106          3%
Percent of revenues from
      Medicare / Medicaid                      40%            37%          3%               39%               38%         1%
Percent of revenues from
     private / other                           60%            63%         -3%               61%               62%        -1%

     * Based on data provided to us from prior owners.

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

Revenues from residents for the three months ended September 30, 2002, were $132.8 million, an increase of 138% over revenues from residents of $56.0 million for the 2001 third quarter. This increase is attributable primarily to our lease of 31 communities on January 11, 2002, and our purchase of five communities on April 1, 2002. Revenues from residents at the communities we operated throughout each of the three-month periods ended September 30, 2002 and 2001, were $58.9 and $56.0 million, respectively, an increase of 5%. This increase is due primarily to higher per diem charges to residents. Revenues from residents at the 90 communities we operated at September 30, 2002, were $132.8 million for the three months ended September 30, 2002, an increase of 2% over revenues from residents of $130.3 million for the comparable period in 2001 (including revenues which relate to periods prior to our operation of some of these communities). This increase is attributable to higher resident charges offset somewhat by slightly lower occupancy. About 40% of our revenues from residents in the three months ended September 30, 2002, were received from Medicare and Medicaid, compared to 79% in the 2001 period. This decrease is due largely to our lease of 31 and purchase of five communities during 2002, all of which focus our services to residents who pay with private resources. On October 1, 2002, temporary increases in Medicare payment rates expired. Our Medicare revenues totaled $13.9 million and $9.6 million during the three months ended September 30, 2002 and 2001, respectively. As a result of these expirations, sometimes referred to as the "Medicare Cliff", and unless or until Medicare rate increases are reinstated, or other Medicare rate increases are taken by the Federal government, our revenues from Medicare are likely to be less than previous amounts. We cannot predict the exact amount of the decline in our Medicare revenue, but we expect it will be about $5.3 million per annum. We also cannot predict whether the Federal government will provide any reinstatement or other Medicare rate increases.

Interest income increased by $12,000 in the three months ended September 30, 2002 compared to the comparable period in 2001 due to earnings on higher cash balances in the 2002 period.

Expenses for the three months ended September 30, 2002, were $134.6 million, an increase of 147% over expenses of $54.5 million for the 2001 third quarter. Our wages and benefits costs increased from $38.4 million to $59.5 million, or 55%, primarily due to expenses at the 31 leased and five purchased communities discussed above. Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and facility level administrative costs, rose from $12.7 million to $46.3 million or 265%, again primarily due to expenses at our leased 31 and our five purchased communities discussed above. During 2001, Marriott did not manage any communities for us and we were a subsidiary of Senior Housing and did not lease any facilities. As a result, we did not incur management fees to Marriott or rent expense in 2001. Facility level operating expenses related to the communities we operated throughout each of the three-month periods ended September 30, 2002 and 2001, were $53.6 million and $51.2 million, respectively, an increase of 5%. This increase is principally attributable to higher insurance premiums, an increase in reserves for the self funded portion of our insurance programs, an increase in accounts receivable reserves and higher wage and benefit costs, which were partially offset by a decrease in expenses from our reduced use of higher cost, third party staffing. Facility level operating expenses at the 90 communities that we operated at September 30, 2002, were $110.7 million for the three months ended September 30, 2002, an increase of 5% over facility expenses of $105.3 million for the comparable period in 2001 (including expenses which relate to periods prior to our operation of some of these communities). This increase results principally from higher insurance premiums, an increase in reserves for the self funded portion of our insurance programs, an increase in accounts receivable reserves and higher wage and benefit costs.

Our general and administrative expenses for the three months ended September 30, 2002 were $3.6 million, an increase of 24% over the 2001 period, primarily due to the increased costs associated with operating as a separate, larger company that is publicly owned and the increased size of our operations in 2002.

Depreciation expense for the three months ended September 30, 2002, was $517,000, an increase of 48% over depreciation expense of $349,000 in the 2001 period. The increase is attributable to our purchase of five communities discussed above.

Discontinued operations relate to three closed facilities. Loss from discontinued operations for the three months ended September 30, 2002, was $826,000, an increase of $512,000, over the comparable 2001 period. The increase in the loss was primarily a result of our cessation of revenue generating activities and our provision for additional reserves recorded for amounts due from the State of Connecticut related to closure costs. We may close additional facilities before the end of 2002.

As a result of the factors described above, net loss for the three months ended September 30, 2002, was $2.5 million, compared to net income of $1.2 million in the 2001 period.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

Revenues from residents for the nine months ended September 30, 2002, were $382.1 million, an increase of 133% over revenues from residents of $164.1 million for the 2001 period. This increase is attributable primarily to our lease of 31 communities on January 11, 2002, and our purchase of five communities on April 1, 2002. Revenues from residents at the communities we operated throughout each of the nine-month periods ended September 30, 2002 and 2001, were $170.1 and $164.1 million, respectively, an increase of 4%. This increase is due primarily to higher per diem charges to residents, somewhat offset by slightly lower occupancy. Revenues from residents at the 90 communities we operated at September 30, 2002, were $394.0 million for the nine months ended September 30, 2002, an increase of 3% over revenues from residents of $382.4 million for the comparable period in 2001 (including revenues which relate to periods prior to our operation of some of these communities). This increase is attributable to higher resident charges offset somewhat by lower occupancy. About 39% of our revenues from residents in the nine months ended September 30, 2002, were received from Medicare and Medicaid, compared to 78% in the 2001 period. This decrease is due largely to our lease of 31 and purchase of five communities during 2002 all of which focus our services to residents who pay with private resources. On October 1, 2002, temporary increases in Medicare payment rates expired. Our Medicare revenues totaled $40.2 million and $26.6 million during the nine months ended September 30, 2002 and 2001, respectively. As a result of these expirations, sometimes referred to as the "Medicare Cliff", and unless or until rate increases are reinstated, or other Medicare rate increases are taken by the Federal government, our revenues from Medicare are likely to be less than previous amounts. We cannot predict the exact amount of the decline in our Medicare revenues, but we expect it will be about $5.3 million per annum. We also cannot predict whether the Federal government will provide any reinstatement or other Medicare rate increase.

Interest income increased by $148,000 in the nine months ended September 30, 2002 compared to the comparable period in 2001 due to earnings on higher cash balances in the 2002 period.

Expenses for the nine months ended September 30, 2002, were $392.0 million, an increase of 138% over expenses of $164.5 million for the 2001 period. Our wages and benefits costs increased from $114.0 million to $174.0 million, or 60%, primarily due to expenses at the 31 leased and five purchased communities discussed above. Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and facility level administrative costs, rose from $36.9 million to $133.5 million or 262%, again primarily due to expenses at our 31 leased and our five purchased communities discussed above. During 2001, Marriott did not manage any communities for us and we were a subsidiary of Senior Housing that did not lease any facilities. As a result, we did not incur management fees to Marriott or rent expense in 2001. Facility level operating expenses related to the communities we operated throughout each of the nine-month periods ended September 30, 2002 and 2001, were $158.4 million and $150.5 million, respectively, an increase of 5%. This increase is principally  attributable to higher insurance premiums,  an
increase in reserves for the self funded portion of our insurance programs, and higher wage and benefit costs, which were partially offset by a decrease in expenses from our reduced use of higher cost, third party staffing. Facility level operating expenses at the 90 communities that we operated at September 30, 2002, were $328.0 million for the nine months ended September 30, 2002, an increase of 7% over facility expenses for the comparable period in 2001(including expenses which relate to periods prior to our operation at some off these communities). This increase results principally from higher insurance premiums, an increase in reserves for the self funded portion of our insurance programs, and higher wage and benefit costs.

Our general and administrative expenses for the nine months ended September 30, 2002 were $11.2 million, a decrease of 10% over the 2001 period, primarily due to non recurring operational start up costs incurred during the 2001 period which were only partially offset by the increased costs associated with operating as a separate, larger company that is publicly owned in 2002.

Our expenses during the nine months ended September 30, 2002, period include some large amounts which we do not expect to occur on a regular basis. These expenses arose as follows:

         o In January we incurred $2.8 million of expenses related to our spin off from Senior Housing and merger with FSQ, Inc.

         o During June 2002, when we implemented new programs for liability, workers compensation and employee health insurance, we re-evaluated our insurance reserves and increased estimates for pending claims by $3.2 million. Reserve estimates arise from the retention or self funded portion of our insurance programs. Reserve account adjustments are made on the basis of periodic review of pending claims and reported incidents which may result in claims. Our new insurance programs have increased costs by about $450,000 per month starting in July 2002, but the $3.2 million change in reserve estimates may be non recurring.

         o Also, during the nine months ended September 30, 2002, a review by Marriott of its accounting for the 31 communities which it manages for us resulted in a change in bad debt reserves and other one time charges totaling approximately $850,000.

         o We incurred an asset impairment charge of $150,000 in the nine months ended September 30, 2002.

         o We incurred a $122,000 restructuring charge in the nine months ended September 30, 2002.

Depreciation expense for the nine months ended September 30, 2002, was $1.2 million, an increase of 27% over the 2001 period. The increase is attributable to our purchase of five communities on April 1, 2002.

Loss from discontinued operations for the nine months ended September 30, 2002 was $3.5 million, an increase of $3.1 million, over the loss in the comparable 2001 period. This increase was the result of additional reserves recorded for amounts due from the State of Connecticut related to closure costs and an asset impairment charge related to a closed facility. This increase was primarily a result of our cessation of revenue generating activities and our provision for reserves discussed above. We may decide to close and dispose of additional facilities.

As a result of the factors described above, net loss for the nine months ended September 30, 2002, was $13.2 million, an increase of $12.4 million, over the loss in the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

At the time of our spin off from Senior Housing on December 31, 2001, we had cash and cash equivalents of $24.9 million. In March and April 2002, we completed a public offering of our common shares raising net proceeds of $26.1 million. A significant amount of our cash was used to acquire five senior living communities for $45.5 million on April 1, 2002. At September 30, 2002, we had cash and equivalents of $12.0 million, including $5.1 million of cash controlled by Marriott.

Our primary source of cash to fund operating expenses, including rent and routine capital expenditures, is our revenues from services to residents at our facilities. Changes in laws and regulations which impact Medicare or Medicaid rates, on which some of our facilities rely, may materially affect our future results. Similarly, recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance costs, which are affecting the senior living industry, will continue to have a material adverse impact upon our future results of operations. As discussed above in footnote 7 to our financial statements, a failure by IHS or the State of Connecticut to make payments that we believe are due to us would have a material adverse impact upon our future results and deny us access to those cash proceeds to which we believe we are entitled. It is also possible that termination of the Marriott management agreements, as discussed in that footnote 7 to our financial statements, may have a short term adverse impact on our financial results or increase our working capital requirements. Despite these contingencies, however, we believe that our revenues and possible borrowings under our line of credit will be sufficient to allow us to meet our ongoing operating expenses, working capital needs and rent payments to Senior Housing in the short term, or next 12 months, and long term.

On October 1, 2002, temporary increases in Medicare payment rates expired. As a result of these expirations, sometimes referred to as the "Medicare Cliff", and unless or until these rate increases are reinstated, or other Medicare rate increases are taken by the Federal government, our revenues from Medicare are likely to be less than previous amounts. We cannot predict the exact amount of our expected decline of our Medicare revenue which will result from the Medicare Cliff, but we expect it to be approximately $5.3 million per annum. We also cannot predict whether the Federal government will provide any reinstatement or other Medicare rate increases. The expansion of our business in 2002 by leasing and acquiring facilities which focus on services to residents who pay with private resources may lessen the effect of Medicare rate declines on our future results of operations.

On October 24, 2002, we entered into an agreement for a three year $12.5 million, interest only, revolving credit facility. The interest rate under our revolving credit facility is calculated as LIBOR plus a spread. This revolving credit facility is available for acquisitions, working capital and for general business purposes. The credit facility is secured by some of our accounts receivable and contains covenants, such as maintenance of collateral, minimum net worth and various financial ratios. In certain circumstances, amounts available may be increased to $25 million. As of November 12, 2002, there were no amounts outstanding under this revolving credit facility.

On October 25, 2002, we acquired seven independent and assisted living communities with 407 living units for $27 million. All of the revenues at these communities are paid by residents from private resources. This purchase price was paid by our assuming $15.8 million of HUD insured mortgage debt which encumbers one of these communities, and our paying the balance of approximately $11.2 million in cash.

On October 25, 2002, we sold one senior living community, which we previously owned unencumbered by mortgage debt, to Senior Housing for $12.7 million. The proceeds of this sale were used to fund the cash portion of our purchase price for the seven facilities we purchased on October 25, 2002, and the balance was added to our working capital for general business purposes.

Also on October 25, 2002, we entered a lease with Senior Housing for nine independent and assisted living communities, including the one facility we sold to Senior Housing and eight additional facilities. These nine communities include 750 living units and all of the revenues which we expect from these communities are paid by residents from private resources. The lease has an initial term expiring on December 31, 2019, with an option to renew for one renewal term of 15 years. We agreed to pay Senior Housing minimum rent equal to $6.3 million per year, plus percentage rent starting in 2005. The terms of this new lease are otherwise substantially the same as our other leases with Senior Housing.

Debt Instruments and Covenants

At September 30, 2002, we had no outstanding obligations for funded debt. The long term liabilities which appear on our September 30, 2002, balance sheet include $12.5 million of advance payments and deposits received from residents at some of our senior living communities plus approximately $2.4 million of reserves arising from the self funded portion of our insurance programs.

As discussed above, on October 25, 2002, we assumed HUD insured mortgage debt for approximately $15.8 million. The weighted average interest costs on this debt is 8.98% per year. Principal and interest is due periodically through 2033. Although this mortgage is not recourse to us, it is secured by one of our owned communities with 229 living units. We believe we are in compliance with all material terms and covenants related to this debt. A portion of this debt is refinanceable at any time and all of this debt may be refinanced beginning in 2004. We have begun to consider refinance alternatives.

Also, as discussed above, on October 24, 2002, we entered a revolving credit facility for $12.5 million. This credit facility is secured by some of our accounts receivable and it contains various covenants including our maintenance of collateral, minimum net worth and various financial ratios. On November 13, 2002, no amounts were drawn under this revolving credit facility, and we believe we are in compliance with all material terms and covenants applicable to this credit facility.

Our most significant long term obligations are our lease obligations to Senior Housing. Including the lease entered on October 25, 2002, as described above, our lease obligations require minimum rent of $76.3 million per year. At November 13, we believe we are in compliance with all material lease obligations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002, we had no obligations for funded debt and, accordingly, are not directly affected by changes in market interest rates. However, as discussed above, we have entered into a $12.5 million revolving credit facility secured by certain of our accounts receivable. This facility will require interest on drawn amounts at floating rates generally equal to LIBOR plus a spread. Whenever borrowings are outstanding under such a credit facility we may be exposed to market changes in interest rates, especially market changes in short term rates. For example, if the full amount of a $12.5 million line of credit were drawn and interest rates decrease or increase by 1% per annum, our interest expense would decrease or increase by $125,000 per year, or $0.015 per share, respectively. Depending upon our exposure to interest rate risks for floating rate obligations outstanding from time to time in the future, we may decide to purchase interest rate caps or other hedging instruments.

As noted above, on October 25, 2002, we assumed $15.8 million of fixed rate mortgage debt. Changes in prevailing interest rate may affect the market value of fixed rate debt. Generally, increases in interest rates reduce the market value of fixed rate debt, and decreases in interest rates increase the market value of fixed rate debt. For example: based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $15.8 million mortgage debt would increase by about $1.3 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $15.8 million mortgage debt would decline by about $1.1 million. The market values of long term, fixed rate debt which can be prepaid or refinanced prior to maturity, such as our $15.8 million mortgage debt, are generally less affected by changes in interest rates.

Changes in the market value of our long term, fixed rate debt obligations which are paid according to their terms will not affect our operating results. However, if we have unhedged amounts of floating rate debt outstanding, changes in short term rates will impact our operating results. During the past year short term rates have decreased. We are unable to predict the direction or amount of interest rate changes during the next year. However, we may incur debt at floating or fixed rates in the future, which would increase our exposure to market changes in interest rates.

Item 4.  Controls and Procedures

     (a) Within the 90 days prior to the filing date of this report, management of the Company carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, summarizing and reporting material information required to be included in our periodic SEC filings in a timely manner.

     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE FEDERAL SECURITIES LAWS. FOR EXAMPLE, THIS REPORT ON FORM 10-Q STATES OR IMPLIES THAT WE WILL BE ABLE TO OPERATE OUR PROPERTIES IN A FINANCIALLY SUCCESSFUL MANNER, THAT CERTAIN LARGE CHARGES AND CHANGES IN INSURANCE RESERVE ESTIMATES WILL NOT RECUR, THAT WE MAY CLOSE ADDITIONAL FACILITIES, THAT OUR REVENUES FROM MEDICARE AND MEDICAID WILL DECREASE BY APPROXIMATELY $5.3 MILLION PER ANNUM, THAT WE BELIEVE WE WILL BE ABLE EXPAND OUR BUSINESS FOCUSED UPON SERVICES TO RESIDENTS WHO PAY WITH PRIVATE RESOURCES, THAT WE WILL COLLECT AMOUNTS WE BELIEVE ARE DUE TO US FROM INTERGRATED HEALTH SERVICES AND THE STATE OF CONNECTICUT AND THAT CANCELLATION OF THE MARRIOTT MANAGEMENT AGREEMENTS WILL NOT RESULT IN A MATERIAL DECLINE IN THE INCOME WE RECEIVE FROM OUR MARRIOTT MANAGED LEASED COMMUNITIES. HOWEVER, OUR OPERATING FINANCIAL RESULTS MAY DETERIORATE BECAUSE OF CHANGES IN MARKET CONDITIONS, GREATER DECLINES IN MEDICARE REVENUES THAN EXPECTED, LOWER MEDICARE AND MEDICAID RATES, HIGHER INSURANCE COSTS, RECURRING LARGE CHANGES IN INSURANCE RESERVES OR OTHERWISE; WE MAY BE UNABLE TO IDENTIFY OR CLOSE EXPANSION OPPORTUNITIES ON ACCEPTABLE TERMS; WE MAY BE UNABLE TO COLLECT AMOUNTS FROM INTEGRATED HEALTH SERVICES OR THE STATE OF CONNECTICUT BECAUSE WE CANNOT REACH AGREEMENTS OR SETTLEMENTS, BECAUSE OUR LITIGATION OR
OTHER EFFORTS FAIL OR BECAUSE INTEGRATED HEALTH SERVICES OR THE STATE OF CONNECTICUT ARE UNABLE TO MAKE PAYMENTS OR FOR OTHER REASONS; AND CANCELLATION OF THE MARRIOTT MANAGEMENT AGREEMENTS COULD RESULT IN MATERIAL DECLINES IN REVENUE, INCREASES IN EXPENSES OR INCREASES IN OUR WORKING CAPITAL NEEDS. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR, OUR EXPECTED RESULTS MAY NOT BE ACHIEVED, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR EXPECTATIONS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT RELY UPON FORWARD LOOKING STATEMENTS EXCEPT AS STATEMENTS OF OUR PRESENT INTENTIONS AND OF OUR PRESENT EXPECTATIONS WHICH MAY OR MAY NOT OCCUR.

Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

2.1 Purchase and Sale Agreement, dated as of August 26, 2002, by and among Constellation Health Services, Inc. and certain of its subsidiaries, as Seller, and Constellation Real Estate Group, Inc., as Guarantor, and Senior Housing Properties Trust, as Buyer. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 12, 2002.)

2.2 First Amendment to Purchase and Sale Agreement, dated as of October 25, 2002, by and among Constellation Health Services, Inc. and certain of its subsidiaries, as Seller, and Senior Housing Properties Trust and Five Star Quality Care, Inc., collectively as Buyer. (Incorporated by reference to Five Star Quality Care, Inc.'s Current Report on Form 8-K filed on November 12, 2002.)

10.1 Lease Agreement, dated as of October 25, 2002, by and between SNH CHS Properties Trust, as Landlord, and FVE-CHS LLC, as Tenant. (Incorporated by reference to Five Star Quality Care, Inc.'s Current Report on Form 8-K filed on November 12, 2002.)

10.2 Receivables Purchase and Transfer Agreement, dated as of October 24, 2002, among Five Star Quality Care, Inc., as Primary Servicer, the Providers named therein, and FSQC Funding Co., LLC, as Purchaser.

10.3 Loan and Security Agreement, dated as of October 24, 2002, among FSQC Funding Co., LLC, as Borrower, the Lenders party thereto, Dresdner Kleinwort Wasserstein LLC, as Co-Program Manager, Syndication Agent and Lead Arranger, Healthcare Finance Group, Inc., as Co-Program Manager, and HFG Healthco-4 LLC, as Collateral Agent.

10.4 Guaranty Agreement, dated as of October 24, 2002, made by Five Star Quality, Inc., Five Star Quality Care Trust and Five Star Quality Care Holding Co., Inc. in favor of FSQC Funding Co., LLC.

10.5 Pledge Agreement, dated as of October 24, 2002, among Five Star Quality Care Trust and Five Star Quality Care Holding Co., Inc., as Grantors, and HFG Healthco-4 LLC, as Collateral Agent for the benefit of the Lenders and as assignee of the Purchaser.

10.6 Assignment of Contracts as Collateral Security, dated as of October 24, 2002, between FSCQ Funding Co., LLC and HFG Healthco-4, LLC, as Collateral Agent.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          FIVE STAR QUALITY CARE, INC.


                                          By: /s/ Evrett W. Benton
                                          Evrett W. Benton
                                          President and Chief Executive Officer
                                          Dated:  November 14, 2002


                                          By: /s/ Bruce J. Mackey Jr.
                                          Bruce J. Mackey Jr.
                                          Treasurer and Chief Financial Officer
                                          Dated: November 14, 2002

                                 CERTIFICATIONS

I, Evrett W. Benton, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Five Star Quality Care, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                /s/ Evrett W. Benton
                                          Evrett W. Benton
                                          President and Chief Executive Officer

I, Bruce J. Mackey Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Five Star Quality Care, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                /s/ Bruce J. Mackey Jr.
                                          Bruce J. Mackey Jr.
                                          Treasurer and Chief Financial Officer