Form 10-K
period 2001-12-31
FIVE STAR QUALITY CARE INC
filed 2003-03-27
CIK 1159281

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-16817

FIVE STAR QUALITY CARE, INC.

Maryland (State of Incorporation)	04-3516029 (IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

617-796-8387

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock	Name of each exchange on which registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $45.5 million based on the $5.59 closing price per common share on the American Stock Exchange on June 28, 2002. For purposes of this calculation, an aggregate of 315,732.6 common shares held by the directors and officers of the registrant and have been included in the number of shares held by affiliates, which includes 35,000 common shares held by Senior Housing Properties Trust.

Number of the registrant's Common Shares outstanding as of March 24, 2003: 8,452,634.

References in this Annual Report on Form 10-K to the "Company," "Five Star", "FVE", "we", "us" or "our" include Five Star Quality Care, Inc., and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Part III of this Annual Report on Form 10-K is to be incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled for May 6, 2003.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K INCLUDES FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS REFLECT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED TO OCCUR. FOR EXAMPLE:

  •
  THE LARGE INCREASES IN INSURANCE COSTS AND IN INSURANCE RESERVE CALCULATIONS WHICH WE EXPERIENCED IN 2002 MAY RECUR RATHER THAN BE EXCEPTIONAL.

  •
  MEDICARE AND MEDICAID RATES MAY DECLINE MORE THAN WE NOW EXPECT BECAUSE OF FEDERAL AND STATE GOVERNMENT BUDGET DEFICITS OR OTHERWISE.

  •
  WE MAY BE UNABLE TO CARRY OUT OUR BUSINESS PLAN TO EXPAND OUR OPERATIONS OF FACILITIES WHERE RESIDENTS PAY FOR SERVICES WITH PRIVATE RESOURCES BECAUSE WE ARE UNABLE TO LOCATE SUCH EXPANSION OPPORTUNITIES AT PRICES WE ARE WILLING OR ABLE TO PAY.

  •
  WE MAY BE UNABLE TO COLLECT RECEIVABLE AMOUNTS WHICH WE BELIEVE ARE DUE FROM INTEGRATED HEALTH SERVICES, INC. OR FROM THE UNITED STATES DEPARTMENT OF HEALTH AND HUMAN SERVICES.

  •
  WE MAY BE UNABLE TO COLLECT RECEIVABLE AMOUNTS WE BELIEVE ARE DUE TO US FROM THE STATE OF CONNECTICUT MEDICAID PROGRAM.

  •
  WE MAY LOSE OUR PENDING LITIGATION WITH MARRIOTT INTERNATIONAL INC., AND MARRIOTT SENIOR LIVING LIVING SERVICES, INC.

  •
  IF MARRIOTT TRANSFERS THE MANAGEMENT OF 31 SENIOR LIVING COMMUNITIES WHICH IT OPERATES FOR OUR ACCOUNT, THE REVENUES AT THESE COMMUNITIES MAY DECLINE, THE EXPENSES AT THESE COMMUNITIES MAY INCREASE AND OUR INCOME MAY DECLINE.

  •
  THE SECTION TITLED "RISK FACTORS" BEGINNING ON PAGE 2 OF THIS REPORT 10-K INCLUDES A LISTING OF OTHER IMPORTANT MATTERS WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE MORE THAN WE ANTICIPATE AND MORE THAN MAY BE IMPLIED BY OUR FORWARD LOOKING STATEMENTS.

SINCE WE BECAME A SEPARATE PUBLIC COMPANY AT THE BEGINNING OF 2002, WE HAVE BEEN UNABLE TO OPERATE PROFITABLY. FORWARD LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K MAY IMPLY THAT WE EXPECT TO OPERATE PROFITABLY IN THE FUTURE. HOWEVER, WE MAY BE UNABLE TO OPERATE PROFITABLY FOR THE REASONS SET FORTH ABOVE OR FOR OTHER REASONS. AN INVESTMENT IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK OF LOSS, AND INVESTORS SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS WHICH MIGHT IMPLY OTHERWISE.

FIVE STAR QUALITY CARE, INC.
2002 FORM 10-K ANNUAL REPORT

Table of Contents

		Page
PART I
Item 1.	Business	1
Item 2.	Properties	13
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	21
PART II
Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters	22
Item 6.	Selected Financial Data	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
PART III
Item 10.	Directors and Executive Officers of the Registrant	*
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	35
Item 13.	Certain Relationships and Related Transactions	*
	* Incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held on May 6, 2003, to be filed pursuant to Regulation 14A.
Item 14.	Controls and Procedures	35
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	36

PART I

Item 1.    Business

GENERAL

        We are in the business of operating senior living communities, including independent living and congregate care communities, assisted living facilities and nursing homes. Our business includes 105 communities containing 14,140 living units, including 51 primarily independent and assisted living communities containing 9,188 units and 54 nursing homes containing 4,952 units. Of our 51 primarily independent and assisted living communities, we lease 40 containing 8,223 units from Senior Housing Properties Trust, our former parent, including 31 which are operated by Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International, Inc. ("Marriott") and own and operate 11 communities containing 965 units. All of our nursing homes are leased from Senior Housing. Combined these 105 communities include 4,849 independent living apartments, 2,669 assisted living suites, 283 special care beds and 6,339 nursing beds. Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is 617-796-8387.

OUR HISTORY

        We were created by Senior Housing in April 2000 to operate nursing homes repossessed or acquired from two former Senior Housing tenants. On December 31, 2001, Senior Housing distributed substantially all of our outstanding shares to its shareholders and we became a separate publicly owned company listed on the American Stock Exchange. Pursuant to the transaction agreement governing this spin off: Senior Housing capitalized us with $50 million of equity, consisting of cash and working capital, primarily operating receivables, net of operating payables; we agreed to lease 31 primarily independent and assisted living communities operated by MSLS upon their acquisition by Senior Housing; we leased 55 nursing homes from Senior Housing; assumed one lease from the town of Campbell, NE; and we agreed to acquire FSQ, Inc. ("FSQ"), the former operating company of the healthcare business we owned in order to acquire the personnel, systems and assets necessary for our business.

        During 2002, we acquired or began to lease 51 senior living communities containing 9,188 units, including the 31 communities operated by MSLS and 20 additional communities. Also during 2002 we ceased operations at two of our facilities, one of which was previously leased from Senior Housing and one of which was previously leased from the town of Campbell, NE.

OUR GROWTH STRATEGY

        We believe that the aging of the U.S. population will increase demand for existing senior living apartments, independent living properties, assisted living communities and nursing homes. Our growth strategy is to capitalize on this demand by leasing or acquiring communities that provide high quality services to residents who pay with private resources. During 2002, we added 51 primarily independent and assisted living communities to our business which generate 89% of their revenue from residents' private resources, not Medicare or Medicaid. Our nursing homes derive a majority of their revenues from Medicare and Medicaid. In the future we may decide to expand our nursing home operations; however, if we do so, we expect to price such acquisitions at levels which take account of the risks associated with Medicare and Medicaid revenues.

RISK FACTORS

        Since we became a separate public company at the end of 2001, we have been unable to operate profitably. Ownership of our securities involves a high degree of risk. The following is a summary of the material risks:

A small percentage decline in our revenues or increase in our expenses can have a large percentage impact upon our profits.

        Our operating revenues for 2002 are $522.2 million, and our loss is $13.2 million. A small percentage decline in our revenues or increase in our expenses might have a dramatic negative impact upon our income or may produce greater losses.

Our growth strategy may not succeed.

        Our business plan includes acquiring additional senior living communities, some of which may be owned and some of which may be leased. An acquisition strategy involves risks. For example: we may be unable to locate communities available for purchase at acceptable prices; we may be unable to negotiate acceptable lease terms; we may be unable to access the capital to acquire or operate additional communities; acquired operations may bring with them contingent liabilities which mature; to the extent we incur acquisition financing, our leverage may increase and combining our present operations with newly acquired operations may be disruptive. For these reasons and others, our business plan to grow may not succeed, the benefits which we hope to achieve by growing may not be achieved and our existing operations may suffer from a lack of management attention or financial resources if such attention and resources are devoted to a failed growth strategy.

Medicare or Medicaid rate reductions or a failure of those rates to match increasing costs could increase our losses.

        At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs and 39% of our total revenues in 2002 was derived from these programs. This percentage of our total revenues derived from Medicare and Medicaid in 2002 is derived primarily from the 52 nursing home communities we lease from Senior Housing. Since 1998, a Medicare prospective payment system has generally lowered Medicare rates paid to senior living communities including many of those that we operate. In October 2002, temporary increases in Medicare payment rates expired. Our Medicare revenues totaled $68.4 million and $35.4 million during 2002 and 2001, respectively. Assuming our 2003 census of Medicare residents is comparable to 2002, we estimate that our revenues received from Medicare in 2003 will decline by approximately $6.9 million over 2002 revenues received from Medicare. Our Medicaid revenues totaled $142.6 million and $127.9 million during 2002 and 2001, respectively. Some of the states in which we operate have reduced or are expected to reduce Medicaid funding to address state budget shortfalls. The magnitude of the combined Medicare and Medicaid rate reductions cannot currently be estimated, but it may be material. Further Medicare and Medicaid rates declines may have a dramatic negative impact on our revenues and may produce greater losses.

Nursing home and senior living operators like us are being subjected to increased litigation and insurance costs.

        There are various federal and state laws prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims for Medicare and Medicaid payments and laws that govern patient referrals. The state and federal governments are devoting increasing resources to anti-fraud initiatives against healthcare providers. In some states, advocacy groups monitor the quality of care at senior living communities, and these groups may bring litigation against operators. Also, in several instances private litigation by nursing home patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to increase materially the costs of monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice insurance has increased significantly and may continue to increase so long as the present litigation environment affecting the operations of nursing homes and other senior living communities continues. In 2002, we experienced significant increases in our costs related to professional liability insurance. In order to partially offset the increases in professional liability insurance related to the 74 communities that we operate, we increased the levels of self insurance of most of our communities. We expect our insurance costs to increase, and we cannot now predict the amount of such increase, or to what extent if at all we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means. Increases in costs which are not offset may have a dramatic negative impact on our expenses and reserves and may produce greater losses.

Our litigation with Marriott and MSLS is ongoing and its outcome is uncertain.

        As described in Item 3, "Legal Proceedings", and in the notes to our financial statements, we and Senior Housing are involved in litigation with Marriott and MSLS, the operator of 31 communities which we lease from Senior Housing. This litigation may be expensive and have unexpected outcomes.

The sale of MSLS to Sunrise may have adverse consequences to us.

        Marriott intends to sell MSLS to Sunrise Assisted Living, Inc. ("Sunrise"). We believe Sunrise's financial condition and reputation as an operator of senior living communities may be weaker than Marriott's and MSLS's financial condition and operating reputation. The operations and the financial results which we realize from the 31 senior living communities managed for us by MSLS may decline after Sunrise acquires MSLS.

Our facility based business requires regular capital expenditures.

        Physical characteristics of senior living communities are mandated by various governmental authorities. Changes in these regulations may require significant expenditures. Our leases with Senior Housing require us to maintain our communities in compliance with applicable laws. In the future, our communities may require significant expenditures to address ongoing required maintenance and make them attractive to residents. Our available financial resources may be insufficient to fund these expenditures.

If we fail to comply with complex regulations which govern our operations we may be subject to sanctions.

        State licensing and Medicare and Medicaid laws also require operators of nursing homes and assisted living communities to comply with extensive standards governing operations. Federal and State agencies administering these laws regularly inspect such communities and investigate complaints. During the past several years, the Federal Centers for Medicare and Medicaid Services, known as CMS, has increased its efforts to enforce Medicare and Medicaid standards and oversee state survey agencies which inspect senior living communities and investigate complaints. When deficiencies are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil money penalties, state oversight and loss of Medicare and Medicaid participation or licenses may be imposed. CMS and the states are increasingly using such sanctions and remedies when deficiencies, especially those involving findings of substandard care or repeat violations, are identified. We and MSLS receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed on some of our nursing homes and assisted living communities from time to time. As of December 31, 2002 none of the 105 communities we own or lease were under sanctions. If we or MSLS are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions will be imposed and, if imposed, may have adverse financial consequences to us.

Receivables from Integrated Health Services, the United States Department of Health and Human Resources and the State of Connecticut may not be collected.

        As described in the notes to our financial statements, we have asserted claims for the collection of $1.5 million due to us from the State of Connecticut and $1.3 million due to us from Integrated Health Services and the Department of Health and Human Services. If we are unsuccessful in collecting these amounts, we will incur related charges.

Anti-takeover provisions in our governing documents and in our material agreements may prevent you from receiving a takeover premium for your shares.

        Our charter places restriction on the ability of any person or group to acquire beneficial ownership of more than 9.8% of any class of our equity shares. Additionally, the terms of our leases with Senior Housing and our shared services agreement with Reit Management & Research LLC ("RMR") contain provisions whereby our rights under these agreements may be cancelled by Senior Housing and RMR, respectively, upon the acquisition by any person or group of more than 9.8% of our voting stock and upon other change in control events, as defined in those documents. If the breach of these ownership limitations causes a lease default, shareholders causing the default may become liable to us or to other shareholders for damages. Our charter and bylaws contain other provisions that may increase the difficulty of acquiring control of us by means of a tender offer, open market purchases, a proxy fight or otherwise, if the acquisition is not approved by our board of directors. These other anti-takeover provisions include the following:

  •
  a staggered board of directors with separate terms for each class of directors;
  •
  the availability, without a shareholders' vote, of additional shares and classes of shares that our board of directors may authorize and issue on terms that it determines;
  •
  a 75% shareholder vote required for removal of directors for cause; and
  •
  advance notice procedures with respect to nominations of directors and shareholder proposals.

        For all of these reasons, shareholders may be unable to cause a change of control of us or to realize a change of control premium for their common shares.

We are subject to possible conflicts of interest.

        Our continuing business is subject to possible conflicts of interest, as follows:

  •
  Four of our five current directors are trustees of Senior Housing.
  •
  Our Chief Executive Officer and our Chief Financial Officer are also part time employees of RMR. RMR is the investment manager for Senior Housing and we purchase various services from RMR pursuant to a shared services agreement.
  •
  Our managing directors, Barry M. Portnoy and Gerard M. Martin, are also managing trustees of Senior Housing. Messrs. Portnoy and Martin also own RMR and another entity that leases office space to us.

        We do not believe that these conflicts have caused our business to be adversely affected. However, future business dealings between us and Senior Housing, RMR, Messrs. Portnoy and Martin and their affiliates may be on terms less favorable to us than we could achieve on an arm's length basis.

Our business is highly competitive and we may be unable to operate profitably.

        We compete with numerous other companies which provide senior living alternatives, including home healthcare companies and other real estate based service providers. Historically, nursing homes have been somewhat protected from competition by state laws requiring certificates of need to develop new communities; however, these barriers are being eliminated in many states. Also, there are few barriers to competition for home healthcare or for independent and assisted living services. Growth in availability of nursing home alternatives, including assisted living communities, has had and may in the future have the effect of reducing the occupancy or operating profitability at nursing homes including those we operate. Many of our existing competitors are larger and have greater financial resources than we do. Accordingly, we cannot provide any assurances that we will be able to attract a sufficient number of residents to our communities or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to operate profitably.

Our existing contracts with Senior Housing and others may inhibit our ability to grow.

        So long as we maintain our shared services agreement with RMR or are a tenant under a lease with Senior Housing then we will not acquire or finance any real estate without first giving Senior Housing or any other publicly owned real estate investment trust or other entity managed by RMR the opportunity to acquire or finance real estate investments of the type in which Senior Housing or any other publicly owned real estate investment trust or other entity managed by RMR, respectively, invest. These agreements may make it difficult, more expensive or impossible for us to invest in other real estate in the future. Also, because of our various relationships with Senior Housing and RMR, competitors of those companies may be unwilling to lease senior living communities to us or conduct business with us. These circumstances may prevent us from realizing some growth opportunities.

Our owned and leased properties are subject to real estate risks.

        At December 31, 2002, we owned 11 senior living communities and leased 94 senior living communities from Senior Housing. Our leases require that we pay for and indemnify Senior Housing from all liabilities associated with the ownership or operation of the communities we lease from Senior Housing which arise prior to or during the terms of our leases. Also, we may acquire or lease additional real estate in the future. Accordingly, our business is subject to risks associated with real estate, including:

  •
  costs associated with uninsured damages, including damages for which insurance may be unavailable or unavailable on commercially reasonable terms;
  •
  costs and damages caused by eminent domain takings;
  •
  costs that may be required for maintenance and repair; and
  •
  the need to make expenditures due to changes in laws and other regulations, including the Americans with Disabilities Act.

Our business exposes us to environmental risks.

        Under various laws in the United States, operators of real estate may be required to investigate and clean up hazardous substances present at their properties, including but not limited to medical waste, mishandled petroleum products and asbestos containing materials, and may be held liable for property damage or personal injuries that result from such contamination. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the contamination. As the owner of real estate leased to us, Senior Housing may be also subject to similar liabilities, and we have agreed to indemnify Senior Housing from costs it incurs at our leased properties related to environmental hazards which arise prior to or during the terms of our leases. We can give you no assurance that environmental liabilities are not present in our operated communities or that costs we incur to remediate contamination or the presence of asbestos will not have a material adverse effect on our business and financial condition.

TYPES OF SERVICES

        Our present business plan contemplates the ownership, leasing and management of senior apartments, independent living apartments or congregate care communities, assisted living communities and nursing homes. Some communities combine more than one type of service in a single building or campus.

        Senior Apartments.    Senior apartments are marketed to residents who are generally capable of caring for themselves. Residence is usually restricted on the basis of age. Purpose built communities may have special function rooms, concierge services, high levels of security and assistance call systems for emergency use. Residents at these communities who need healthcare or assistance with the activities of daily living are expected to contract independently for these services with home healthcare companies. Our business at December 31, 2002, included no senior apartments.

        Independent Living Apartments.    Independent living apartments, or congregate communities, also provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. Unlike a senior apartment community, an independent living apartment usually bundles several services as part of a regular monthly charge, for example, one or two meals per day in a central dining room, weekly maid service and a social director. Additional services are generally available from staff employees on a fee-for-service basis. In some congregate care communities, separate parts of the community are dedicated to assisted living or nursing services. At December 31, 2002, our business included 4,849 independent living apartments in 34 communities; ten of these communities are operated by us and 24 are operated by MSLS for our account.

        Assisted Living Suites.    Assisted living suites are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community on call or at regularly scheduled times. At December 31, 2002, our business included 2,669 assisted living suites in 48 communities; 20 of these communities are operated by us and 28 are operated by MSLS for our account.

        Specialty Care Suites.    Specialty care suites offer specialized programs for patients suffering from specific illnesses, usually Alzheimer's disease. At December 31, 2002, our business included 283 specialty care suites in nine communities all of which are operated by MSLS for our account.

        Nursing Homes.    Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built nursing home includes mostly two-bed units with a separate bathroom in each unit and shared dining and bathing facilities. Some private rooms are often available for those residents who can afford to pay higher rates or for patients whose medical conditions require segregation. Nursing homes are generally staffed by licensed nursing professionals 24 hours per day. At December 31, 2002, our business included 6,339 nursing home beds in 75 communities; 52 of these communities are operated by us and 23 are operated by MSLS for our account.

OPERATING STRUCTURE

        We have five regional offices, which are located in Maryland, Georgia, California, Wisconsin and Nebraska. Each regional office generally oversees multiple states and is responsible for approximately twenty communities. Each region is headed by a regional director of operations with extensive experience in the senior living industries. Each regional office is typically supported by a clinical or wellness director, a rehabilitation director, a regional accounts manager, a human resources specialist and a sales and marketing specialist. Regional staff are responsible for: overseeing all aspects of community-based operations, including marketing and sales activities; resident care; the hiring of community executives, care managers and other community-based personnel; compliance with applicable local and state regulatory requirements; and implementation of our development and acquisition plans within their region.

        We employ about 75 people in our corporate headquarters. Corporate staff members are responsible for: the establishment of company wide policies and procedures relating to resident care; employee hiring; training; retention; information technology; state and federal reimbursement assistance; state licensing and certification maintenance; legal; community design and development; community operations; and accounting and finance functions including, accounts payable, payroll, general finance and accounting, and tax planning and compliance. The centralization of these activities improves efficiency and permits community staff to focus on the delivery of services to our residents.

INDEPENDENT AND ASSISTED LIVING COMMUNITY STAFFING

        Each of the independent and assisted living communities we operate for our own account has an executive director responsible for the day-to-day operations of the community, including: quality of care; resident services; sales and marketing; and financial performance. The executive director is supported by department heads who oversee the care and service of the residents, a wellness director, who is responsible for coordinating the services necessary to meet the health care needs of our residents and a marketing director, who is responsible for selling our services. Other key positions include the dining services coordinator, the activities coordinator, and the maintenance coordinator.

NURSING HOME STAFFING

        Each of our nursing homes is managed by a state-licensed administrator who is supported by other professional personnel, including a director of nursing, activities director, marketing director, social services director, business office manager, and physical, occupational and speech therapists. Our directors of nursing are state-licensed nurses who supervise our registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing home and on the type of care provided by the nursing home. The nursing homes contract with physicians who provide medical services.

EMPLOYEES

        As of March 14, 2003, we had approximately 6,873 employees, including 4,364 full time equivalents. Approximately 677 employees, including 396 full time equivalents, are represented under seven collective bargaining agreements, all of which have remaining terms of one to two years. We have no other employment agreements. We believe relations with our union and non-union employees to be good.

GOVERNMENT REGULATION AND REIMBURSEMENT

        Our operations must comply with numerous federal, state and local statutes and regulations. Also, the healthcare industry depends significantly upon federal and federal/state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

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

        Independent Living Apartments.    Government benefits generally are not available for services at independent living apartments and the resident charges in these communities are paid from private resources. However, a number of Federal Supplemental Security Income program benefits pay housing costs for elderly or disabled residents to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of supplemental security income residents reside or are likely to reside. Categories of living arrangements which may be subject to these state standards include independent living apartments and assisted living communities. Because independent living apartments usually offer common dining facilities, in many locations they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In many states, independent living apartment communities are licensed by state or county health departments, social service agencies or offices on aging with jurisdiction over group residential communities for seniors. To the extent that independent living apartments include units in which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations, and if the communities receive Medicaid or Medicare funds, to certification standards. In some states, insurance or consumer protection agencies regulate independent living apartments in which residents pay entrance fees or prepay other costs. One community which we acquired in 2002 includes 32 independent living apartments where rent rates are regulated by the requirement of a tax exempt bond fiduciary.

        Assisted Living Communities.    According to the National Academy for State Health Policy, approximately 41 states provide or are approved to provide Medicaid payments for residents in some assisted living communities under waivers granted by the Federal Centers for Medicare and Medicaid Services, known as CMS, or under Medicaid state plans, and four other states are planning some Medicaid funding by preparing or requesting waivers to fund assisted living demonstration projects. Because rates paid to assisted living community operators are lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health-related services provided in nursing homes. States that administer Medicaid programs for assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states' inspection processes for nursing homes.

        In light of the large number of states using Medicaid to purchase services at assisted living communities and the growth of assisted living in the 1990s, a majority of states have adopted licensing standards applicable to assisted living communities. According to the National Academy for State Health Policy, 32 states and the District of Columbia have licensing statutes or standards specifically using the term "assisted living". 36 states have requirements for facilities servicing people with Alzheimer's disease or dementia. The majority of states have revised their licensing regulations recently or are reviewing their policies or drafting or revising their regulations. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living communities. Most state licensing standards apply to assisted living communities whether or not they accept Medicaid funding. Also, according to the National Academy for State Health Policy, six states require certificates of need from state health planning authorities before new assisted living communities may be developed. Based on our analysis of current economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living communities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

        Two federal government studies provide background information and make recommendations regarding the regulation of, and the possibility of increased governmental funding for, the assisted living industry. The first study, an April 1999 report by the General Accounting Office to the Senate Special Committee on Aging on assisted living communities in four states, found a variety of residential settings serving a wide range of resident health and care needs. The General Accounting Office found that consumers often receive insufficient information to determine whether a particular community can meet its needs and that state licensing and oversight approaches vary widely. The General Accounting Office anticipates that as the states increase the use of Medicaid to pay for assisted living, federal financing will likewise grow, and these trends will focus more public attention on the place of assisted living in the continuum of long-term care and upon state standards and compliance approaches. The second study, a National Study of Assisted Living for the Frail Elderly, was funded by the U.S. Department of Health and Human Services Assistant Secretary for Planning and Evaluation and reported on the effects of different service and privacy arrangements on resident satisfaction, aging in place and affordability. In 2001 and 2002, the Senate Special Committee on Aging held hearings on assisted living and its role in the continuum of care and on community-based alternatives to nursing homes. We cannot predict whether these studies will result in governmental policy changes or new legislation, or what impact any changes may have. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations, and we do not believe a materially increased financial commitment from the federal government is presently likely. However, we do anticipate that assisted living communities will increasingly be licensed and regulated by the various states, and that in the absence of federal standards, the states' policies will continue to vary widely.

        Nursing Homes-Reimbursement.    About 59% of all nursing home revenues in the U.S. in 2001 came from government Medicare and Medicaid programs, including about 48% from Medicaid programs. Nursing homes are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at nursing homes. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. A new Medicare prospective payment system, often referred to as PPS, was phased in over three years beginning with cost reporting years starting on or after July 1, 1998. Under this new Medicare payment system, capital costs are part of the prospective rate and are not facility specific. This new Medicare payment system and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home services. At the same time federal and state enforcement and oversight of nursing homes are increasing, making licensing and certification of these communities more rigorous. These actions have adversely affected our revenues and increased our expenses.

        The current Medicare payment system was established by the Balanced Budget Act of 1997, and was intended to reduce the rate of growth in Medicare payments for skilled nursing facilities. Before the current Medicare payment system, Medicare rates were facility-specific and cost-based. Under the current Medicare payment system, skilled nursing facilities receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. Each resident is assigned to one of 44 care groups depending on that resident's medical characteristics and service needs. Per diem payment rates are based on these care groups. Medicare payments cover substantially all services provided to Medicare residents in skilled nursing facilities, including ancillary services such as rehabilitation therapies. The new Medicare payment system is intended to provide incentives to providers to furnish only necessary services and to deliver those services efficiently. During the three year phase-in period,

Medicare rates for skilled nursing facilities were based on a blend of facility specific costs and rates established by the new Medicare payment system. According to the General Accounting Office, between fiscal year 1998 and fiscal year 1999, the first full year of the new Medicare payment system phase-in, the average Medicare payment per day declined by about 9%.

        Since November 1999, Congress has provided some relief from the impact of the Balanced Budget Act of 1997. Effective April 1, 2000, the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 temporarily boosted payments for certain skilled nursing cases by 20% and allowed skilled nursing facilities to transition more rapidly to the federal payment system. This Act also increased the new Medicare payment rates by 4% for fiscal years 2001 and 2002 and imposed a two-year moratorium on some therapy limitations for skilled nursing patients covered under Medicare Part B. In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 was approved. Effective April 1, 2001 to October 1, 2002, this Act increased the nursing component of the payment rate for each care group by 16.66%. This Act also increased annual inflation adjustments for fiscal year 2001, increased rehabilitation care group rates by 6.7%, and maintained the previously temporary 20% increase in the other care group rates established in 1999. However, as of October 1, 2002, the 4% across-the-board increase in Medicare payment rates and the 16.66% increase in the nursing component of the rates expired. The 20% increase for the skilled nursing care groups and the 6.7% increase in rehabilitation care group rates will expire when the current resource utilization groups are refined.

        Because of the current federal budget deficit and other federal government priorities, such as homeland security and the war on terrorism, we do not expect the federal government to restore the Medicare rate increases which expired on October 1, 2002. Assuming our 2003 census of Medicare residents is comparable to 2002, we estimate that our revenues received from Medicare in 2003 will decline by approximately $6.9 million over 2002 revenues received from Medicare. Similarly, because of budget deficits in most states, we expect that Medicaid rate increases will be less than our cost increases in 2003 and in some instances Medicaid rates may decline. This combination of events may make it increasingly difficult for us to meet our financial obligations and negatively affect our financial condition and results of operations.

        Nursing Homes-Survey And Enforcement.    CMS has undertaken an initiative to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities. CMS' initiative follows a July 1998 General Accounting Office investigation which found inadequate care in a significant proportion of California nursing homes and the CMS' July 1998 report to Congress on the effectiveness of the survey and enforcement system. In 1999, the U.S. Department of Health and Human Services Office of Inspector General issued several reports concerning quality of care in nursing homes, and the General Accounting Office issued reports in 1999 and 2000 which recommended that CMS and the states strengthen their compliance and enforcement practices to better ensure that nursing homes provide adequate care. Since 1998, the Senate Special Committee on Aging has been holding hearings on these issues. CMS is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated facilities with patterns of noncompliance. CMS is increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently. In addition, CMS has adopted regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance. Medicare survey results and nursing staff hours per resident for each nursing home are posted on the internet at http://www.medicare.gov. When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure may be imposed. We receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on us. If we are unable to cure deficiencies which have been identified or that are identified in the future, such sanctions may be imposed, and if imposed, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

        In 2000 and 2002 CMS issued reports on its study linking nursing staffing levels with quality of care, and CMS is assessing the impact that minimum staffing requirements would have on community costs and operations. In a report presented to Congress in 2002, the Department of Health and Human Services found that 90% of nursing homes lack the nurse and nurse aide staffing necessary to provide adequate care to residents. The Bush administration has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staff at this time, but CMS is now publishing the nurse staffing level at each nursing home on its internet site to increase market pressures on nursing home operators.

        Federal efforts to target fraud and abuse and violations of anti-kickback laws and physician referral laws by Medicare and Medicaid providers have also increased. In March 2000, the U.S. Department of Health and Human Services Office of Inspector General issued compliance guidelines for nursing facilities to assist them in developing voluntary compliance programs to prevent fraud and abuse. Also, new rules governing the privacy, use and disclosure of individually identified health information became final in 2001 and will require compliance in 2003, with civil and criminal sanctions for noncompliance. An adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or the costs of required compliance with applicable federal or state regulations could adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

        Nursing Homes-Certificates Of Need.    Most states limit the number of nursing homes by requiring developers to obtain certificates of need before new facilities may be built. Even states such as California and Texas that have eliminated certificate of need laws often have retained other means of limiting new nursing home development, such as the use of moratoria, licensing laws or limitations upon participation in the state Medicaid program. We believe that these governmental limitations may make nursing homes more valuable by limiting competition.

        Other Matters.    A number of legislative proposals that would affect major reforms of the healthcare system have been introduced in the U.S. Congress and many state governments, such as programs for national health insurance, additional Medicare and Medicaid reforms and federal and state cost containment measures. We cannot predict whether any of these legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

LIABILITY INSURANCE

        Litigation against senior living operators has been increasing during the past few years. Several cases by nursing home patients or their families who have won large monetary awards for mistreatment have been widely publicized. The amount of such litigation in Florida and Texas has been particularly significant. As a result, liability insurance costs are rising and, in some cases, such insurance is not available to some senior living operators.

        We have liability insurance for the 74 properties, which we now operate. Only one of these communities is located in Florida and none are located in Texas. The Florida community has no nursing home beds. Our current liability insurance expires in June 2003; we expect our insurance costs to increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means.

        MSLS is responsible for obtaining insurance for the 31 senior living communities which MSLS manages for us. These 31 communities include six in Florida (885 independent living apartments, 442 assisted living suites and 95 nursing home beds), and five in Texas (900 independent living apartments,

239 assisted living suites, 108 special care beds and 357 nursing beds). As of December 31, 2002, liability insurance for these communities' operations is provided in part by an insurance company subsidiary of Marriott International Inc., the current parent of MSLS. Marriott intends to sell MSLS to Sunrise. We do not know if Sunrise will be able to provide similar levels of insurance for our managed communities nor the cost of such insurance which may be provided by Sunrise.

COMPETITION

        The senior living services business is highly competitive. We compete with service providers offering alternate types of services, such as home healthcare services, as well as other companies providing facility based services. Many of these service providers are larger and have more resources than us.

        Our management team has been recently assembled within the past three years, and, although we believe it is experienced and highly talented, it does not have extensive experience working together. We expect we may expand our business with Senior Housing; however, Senior Housing is not obligated to provide us with opportunities to lease additional properties. As of December 31, 2002 we have debt totaling $16.1 million, and have large lease obligations and limited financeable assets; and many of our competitors have greater financial resources than we do. For all of these reasons and others, we cannot provide you any assurance that we will be able to compete successfully for business in the senior living industry.

ENVIRONMENTAL MATTERS

        Under various federal, state and local laws, ordinances and regulations, owners as well as tenants and operators of real estate may be required to investigate and clean up hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with any contamination. Under our leases, we have also agreed to indemnify Senior Housing for any such liabilities related to the leased communities. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination, which lien may be senior in priority to our leases. We have reviewed environmental surveys of our leased and owned communities. Based upon that review we do not believe that any of these properties are subject to any material environmental contamination. However, no assurances can be given that:

  •
  a prior owner, operator or occupant of our leased communities or the properties we acquired did not create a material environmental condition not known to us which might have been revealed by more in-depth study of the properties; and
  •
  future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability upon us.

        The presence or discovery of any material environmental containments could have a material adverse impact on us.

Item 2.    Properties

OUR SENIOR LIVING COMMUNITIES

        At December 31, 2002, our business included 105 senior living communities:

	No. of Units
Ownership	Independent Living Apartments	Assisted Living Suites	Specialty Care Suites	Nursing Beds	Total	Annual Rent	2002 Revenues (1)
						(in 000s)
Owned communities (11 communities owned and operated by us)	524	441	—	—	965	N/A	$24,438
Senior Housing Lease No. 1 (54 communities operated by us)	95	137	—	4,720	4,952	$6,923	229,233
Senior Housing Lease No. 2 (31 communities managed by MSLS)	3,978	1,596	283	1,619	7,476	63,000	284,074
Senior Housing Lease No. 3 (nine communities operated by us)	252	495	—	—	747	6,285	24,831

Totals:	4,849	2,669	283	6,339	14,140	$76,208	$562,576

(1)
Include amounts for periods prior to our acquisition or the commencement of our lease.

OWNED COMMUNITIES

        In April 2002, we purchased five senior living communities from ILM II Senior Living, Inc. and its subsidiary ILM II Holding, Inc. for $45.5 million. In October 2002, we purchased an additional seven senior living communities from Constellation Health Services, Inc. for $27.0 million. To finance our October 2002 purchase we sold one community we had purchased in April 2002 to Senior Housing for $12.7 million and assumed $15.8 million of mortgage debt. Our 11 owned communities contain 965 exclusively independent and assisted living units and are located in six states. The following table provides additional information about these communities and their operations as of and for the year ended December 31, 2002:

	No. of Units			Year ended December 31, 2002 (1)
Location	Ind. liv. apts.	Asst. liv. suites	Totals	Occupancy	Revenues (in 000s)	Percent of revenues from private pay resources
1. Stockton, CA	84	80	164	89%	$3,366	100%
2. Florissant, MO	115	—	115	78%	2,009	100%
3. Omaha, NE	—	73	73	77%	1,735	100%
4. Ft. Myers, FL	166	40	206	83%	4,031	100%
5. Bloomfield, CT	—	58	58	77%	2,463	100%
6. Ellicott City, MD	159	70	229	92%	7,519	100%
7. Annapolis, MD	—	30	30	69%	830	100%
8. Linthicum, MD	—	30	30	71%	733	100%
9. Lutherville, MD	—	30	30	72%	943	100%
10. Odenton, MD	—	15	15	88%	383	100%
11. Pasadena, MD	—	15	15	76%	426	100%

Totals: 11 communities in six states	524	441	965	84%	$24,438	100%

(1)
Includes data for periods prior to our acquisition.

SENIOR HOUSING LEASE NO. 1 COMMUNITIES

        We lease and operate 54 senior living communities which are owned by Senior Housing and leased to us under one combined lease. These 54 communities include 52 nursing homes and two assisted living communities; four of the nursing homes also contain some assisted living units or independent living apartments. These 54 communities have 4,952 beds or living units and are located in 12 states. The following table provides additional information about these communities and their operations as of and for the year ended December 31, 2002:

	No. of Units					Year ended December 31, 2002
State	No. of Communities	Nursing beds	Asst. liv. apts.	Ind. liv. apts.	Total	Occupancy	Revenues (in 000s)	Percent of revenues from Medicare/ Medicaid
1. Arizona	2	125	52	—	177	85%	$6,711	73%
2. California	5	397	85	—	482	90%	22,455	68%
3. Colorado	7	741	—	64	805	87%	36,033	76%
4. Connecticut	2	300	—	—	300	95%	21,132	95%
5. Georgia	4	399	—	—	399	90%	14,360	93%
6. Iowa	7	475	—	19	494	91%	21,743	81%
7. Kansas	1	55	—	4	59	94%	1,934	61%
8. Michigan	2	269	—	—	269	88%	19,454	83%
9. Missouri	1	75	—	—	75	69%	1,987	74%
10. Nebraska	14	820	—	—	820	89%	32,777	69%
11. Wisconsin	7	881	—	—	881	89%	42,871	79%
12. Wyoming	2	183	—	8	191	87%	7,776	73%

Totals: 54 communities in 12 states	54	4,720	137	95	4,952	89%	$229,233	78%

SENIOR HOUSING LEASE NO. 2 COMMUNITIES

        We lease 31 senior living communities from Senior Housing which are leased to us under one combined lease and managed by MSLS. These communities contain 7,476 living units and are located in 13 states. The following table provides additional information about these communities and their current operations as of and for MSLS's fiscal year ended January 3, 2003:

	No. of Units					Year ended January 3, 2003 (1)
Location	Ind. liv. apts.	Asst. liv. suites	Spec. care beds	Nursing beds	Total	Occupancy	Revenues (in 000s)	Percent of revenues from private pay resources
1. Peoria, AZ	155	79	—	57	291	88%	$9,252	93%
2. Scottsdale, AZ	167	33	—	96	296	84%	10,869	81%
3. Tucson, AZ	202	30	27	67	326	93%	12,064	91%
4.,5. San Diego, CA	246	100	—	59	405	88%	18,359	99%
6. Newark, DE	62	26	—	110	198	95%	9,855	65%
7. Wilmington, DE	140	37	—	66	243	97%	11,904	81%
8. Wilmington, DE	71	44	—	46	161	93%	6,554	94%
9. Wilmington, DE	62	15	—	82	159	94%	8,829	58%
10. Wilmington, DE	—	51	26	31	108	77%	3,702	100%
11. Coral Springs, FL	184	62	—	35	281	87%	9,501	81%
12. Deerfield Beach, FL	198	33	—	60	291	88%	10,780	69%
13. Ft. Lauderdale, FL	—	111	—	—	111	93%	2,240	100%
14. Ft. Myers, FL	—	85	—	—	85	89%	2,240	100%
15. Palm Harbor, FL	230	87	—	—	317	82%	7,397	100%
16. West Palm Beach, FL	273	64	—	—	337	75%	6,968	100%
17. Indianapolis, IN	117	—	30	74	221	92%	10,953	78%
18. Overland Park, KS	117	30	—	60	207	95%	8,562	89%
19. Lexington, KY	140	9	—	—	149	95%	4,334	100%
20. Lexington, KY	—	22	—	111	133	96%	7,414	64%
21. Louisville, KY	240	24	—	60	324	97%	11,069	92%
22. Winchester, MA	—	125	—	—	125	97%	5,989	100%
23. Lakewood, NJ	217	108	31	60	416	70%	13,784	82%
24. Albuquerque, NM	114	35	—	60	209	97%	9,630	94%
25. Columbus, OH	143	87	25	60	315	94%	14,256	93%
26. Myrtle Beach, SC	—	60	36	68	164	83%	5,881	61%
27. Dallas, TX	190	38	—	90	318	89%	12,685	84%
28. El Paso, TX	123	—	—	120	243	80%	8,933	68%
29. Houston, TX	197	71	64	87	419	92%	17,644	93%
30. San Antonio, TX	151	30	28	60	269	96%	11,437	93%
31. Woodlands, TX	239	100	16	—	355	90%	10,989	100%

Totals: 31 communities in 13 states	3,978	1,596	283	1,619	7,476	89%	$284,074	87%

(1)
Includes data for periods prior to the commencement of our lease.

SENIOR HOUSING LEASE NO. 3 COMMUNITIES

        We lease and operate nine independent and assisted living senior living communities which are owned by Senior Housing and leased to us under one combined lease. These nine communities have 747 living units and are located in four states. The following table provides additional information about these communities and their operations as of and for the year ended December 31, 2002:

	No. of Units			Year ended December 31, 2002 (1)
Location	Ind. liv. apts.	Asst. liv. suites	Totals	Occupancy	Revenues (in 000s)	Percent of revenues from private pay resources
1. Overland Park, KS	136	—	136	94%	$3,153	100%
2. Cary, NC	—	89	89	93%	3,520	100%
3. Fredericksburg, VA	—	82	82	93%	3,341	100%
4. Richmond, VA	—	70	70	61%	1,601	100%
5. Bowie, MD	—	52	52	91%	2,008	100%
6. Easton, MD	—	55	55	95%	2,192	100%
7. Frederick, MD	—	52	52	88%	1,966	100%
8. Severna Park, MD	—	74	74	98%	3,159	100%
9. Silver Spring, MD	116	21	137	71%	3,891	100%

Totals: nine communities in 4 states	252	495	747	86%	$24,831	100%

(1)
Includes data for periods prior to the commencement of our lease.

OUR SENIOR HOUSING LEASES

        Certain of our subsidiaries lease the communities described above in three separate leases; and we have guaranteed our subsidiaries obligations under these leases. These leases have been filed as exhibits to this Annual Report on Form 10-K. If you want more information about any lease, you should read the entire lease. The following is a summary of the material terms of these leases:

        Operating Costs.    Each lease is a so-called "triple-net" lease which requires us to pay all costs incurred in the operation of the communities, including the costs of personnel, service to residents, insurance and real estate and personal property taxes.

        Minimum Rent.    As of December 31, 2002, aggregate minimum rent under our leases is $76.2 million per year: lease No. 1: $6.9 million per year; lease No. 2: $63.0 million per year; and lease No. 3: $6.3 million per year.

        Percentage Rent.    We are required to pay additional rent with respect to each lease. This rent is a percentage of the increase in resident revenues at the leased properties over a base year calculated as follows:

		Base Year	Year Percentage Rent Commences	Amount of Percentage Rent
•	Lease No. 1 for 54 nursing homes	2003	2004	3%
•	Lease No. 2 for 31 independent and assisted living communities operated by MSLS	2002	2003	5%
•	Lease No. 3 for nine independent and assisted living communities	2004	2005	4%

        Term.    The terms of these leases are as follows:

		Initial Expiration Date	Renewal Terms
•	Lease No. 1 for 54 nursing homes	December 31, 2018	One 15 year renewal option for all, but not less than all, 54 communities. We can only exercise this option if we renew our lease for the 31 communities managed by MSLS.
•	Lease No. 2 for 31 independent and assisted living communities operated by MSLS	December 31, 2017	Two renewal options totaling 15 years for all, but not less than all, 31 communities. We can only exercise this option if renew our lease for the 54 nursing homes.
•	Lease No. 3 for nine independent and assisted living communities	December 31, 2019	One 15 year renewal option for all, but not less than all, nine communities.

        Rent During Renewal Term.    Rent during each renewal term is a continuation of minimum rent and percentage rent payable during the initial term.

        Maintenance and Alterations.    We are required to operate continuously and maintain, at our expense, the leased communities in good order and repair, including structural and nonstructural components. We may request Senior Housing to fund amounts needed for repairs and renovations in return for rent adjustments to provide Senior Housing a return on its investment according to formulas set forth in the leases. At the end of each lease term, we are required to surrender the leased communities in substantially the same condition as existed on the commencement date of the lease, subject to any permitted alterations and subject to ordinary wear and tear.

        Assignment and Subletting.    Senior Housing's consent is generally required for any direct or indirect assignment or sublease of any of the communities. In the event of any assignment or subletting, we will remain liable under the applicable lease.

        Environmental Matters.    We are required, at our expense, to remove and dispose of any hazardous substance at the leased communities in compliance with all applicable environmental laws and regulations. We have indemnified Senior Housing for any liability which may arise as a result of the presence of hazardous substances at any leased communities and from any violation or alleged violation of any applicable environmental law or regulation.

        Indemnification and Insurance.    With limited exceptions, we are required to indemnify Senior Housing from all liabilities which may arise from the ownership or operation of the communities. We generally are required to maintain commercially reasonable insurance, including:

  •
  "all-risk" property insurance, in an amount equal to 100% of the full replacement cost of the communities;

  •
  business interruption insurance;

  •
  comprehensive general liability insurance, including bodily injury and property damage, in amounts as are generally maintained by companies providing senior living services;

  •
  flood insurance if any community is located in whole or in part in a flood plain;

  •
  worker's compensation insurance if required by law; and

  •
  such additional insurance as may be generally maintained by companies providing senior living services.

Each lease requires that Senior Housing be named as an additional insured under these policies.

        Damage, Destruction or Condemnation.    If any of the leased communities is damaged by fire or other casualty or taken for a public use, we are generally obligated to rebuild unless the community cannot be restored. If the community cannot be restored, Senior Housing will generally receive all insurance or taking proceeds and we are liable to Senior Housing for the amount of any deductible or deficiency between the replacement cost and the insurance proceeds, and our rents are adjusted pro rata.

        Non Economic Circumstances.    If we determine that continued operations of one or more facilities is not economically practical, we may negotiate with Senior Housing to include a substitute property under the leases or close or sell that community, including Senior Housing's ownership in the property. In the event of such a sale, Senior Housing receives the net proceeds and our rent for the remaining communities in the affected lease is reduced according to a formula set forth in the lease.

        Events of Default.    Events of default under each lease include the following:

  •
  any person or group acquiring ownership of 9.8% of our outstanding voting stock;

  •
  any change in our control or sale of a material portion of our assets without Senior Housing's consent;

  •
  our failure to pay rent or any other sum when due;

  •
  our failure to maintain the insurance required under such lease;

  •
  the occurrence of certain events with respect to our insolvency;

  •
  the institution of a proceeding for our dissolution;

  •
  our default under any indebtedness which gives the holder the right to accelerate;

  •
  our being declared ineligible to receive reimbursement under Medicare or Medicaid programs for any of the leased communities; and

  •
  our failure to perform any terms, covenants or agreements of the leases and the continuance thereof for a specified period of time after written notice.

        Remedies.    Upon the occurrence of any event of default, each lease provides that, among other things, Senior Housing may, to the extent legally permitted:

  •
  accelerate the rent;

  •
  terminate the leases in whole or in part;

  •
  enter the property and take possession of any and all our personal property and retain or sell the same at a public or private sale; and

  •
  make any payment or perform any act required to be performed by us under the leases.

        We are obligated to reimburse Senior Housing for all costs and expenses incurred in connection with any exercise of the foregoing remedies.

        Management.    We may not enter into, any new management agreement or amend or modify any management agreement with MSLS affecting any leased community without the prior written consent of Senior Housing.

        Lease Subordination.    Our leases may be subordinated to any mortgages of the leased properties by Senior Housing described above.

        Financing Limitations; Security.    We may not incur debt secured by our investments in our tenant subsidiaries. Further, our tenant subsidiaries are prohibited from incurring liabilities other than operating liabilities incurred in the ordinary course of business, liabilities secured by our accounts receivables or purchase money debt. We are required to pledge 100% of the equity interests of our tenant subsidiaries to Senior Housing or its lenders, and we may pledge equity interests to our lenders only if consented to by Senior Housing.

        FF&E Reserves.    As a result of a lease amendment specific to the lease for the 31 communities managed by MSLS, effective October 1, 2002, we are required to make deposits into accounts we own for replacements and improvements. Senior Housing has a security and remainder interest in these accounts and in all property purchased with funding from these accounts. Prior to this amendment, we were required to pay these deposits to Senior Housing and we recorded them as rent expense on our consolidated statement of operations. From the period January 11, 2002, the date we began to lease these communities, through September 30, 2002, we deposited $5.4 million into escrow accounts owned by Senior Housing that we recorded as rent expense. The amount and use of these escrows are unchanged by the amendment; however subsequent to September 30, 2002, we do not record rent expense as a result of these deposits.

MARRIOTT SENIOR LIVING SERVICES MANAGEMENT AGREEMENTS

        The 31 communities leased from Senior Housing and managed by MSLS are each subject to a management agreement with MSLS. If you want more information about these agreements, you should read the representative form of management agreement which has been filed as an exhibit to this Annual Report on Form 10-K. The following is a description of the material terms of the management agreements:

        Term.    Generally each of the management agreements has an initial term expiring in 2027, with one five-year renewal term at MSLS's option.

        Community Services.    Our contract with MSLS delegates to MSLS the responsibility for operations of the managed communities, including obtaining and maintaining all insurance, establishing resident care policies and procedures, carrying out and supervising all necessary repairs and maintenance, procuring food, supplies, equipment, furniture and fixtures, and establishing prices, rates and charges for services provided. MSLS also recruits, employs and directs all community based employees.

        Central Services.    MSLS also furnishes certain central administrative services, which are provided on a central or regional basis to all senior living communities managed by MSLS. Such services include: (i) marketing and public relations; (ii) human resources program development; (iii) information systems development and support; and (iv) centralized computer payroll and accounting.

        FF&E Reserves and Capital Improvements.    MSLS has established a reserve account under each management agreement, referred to as an FF&E Reserve, to cover the expected recurring cost of replacements and renewals to the furniture, furnishings, fixtures, soft goods, case goods, vehicles and equipment, and for building repairs and maintenance which are normally capitalized. The FF&E Reserve accounts are funded from the operating revenues of the managed communities. The amount of this funding varies somewhat among the managed communities; however, for most communities it is currently set at 2.85% of gross revenues and is expected to gradually increase to 3.5%. In the event major capital improvements are required, or if the amounts set aside in the FF&E Reserve accounts are inadequate for required repairs, we may be required to separately fund such repairs and improvements. Any such separate funding which we provide increases the amount of our owner's priority, described below. Also, under our lease we have the option to request Senior Housing to provide any required separate funding in return for rent adjustments to provide Senior Housing a return on its investment according to a formula set forth in the lease.

        Fees.    For its management services, MSLS receives a base fee generally equal to 5% of the managed communities' gross revenues, plus an incentive fee generally equal to 20% of operating cash flows in excess of owner's priority amounts, as defined in the agreements. For its central services, MSLS receives a fee generally equal to 2% of gross revenues. Generally, through the earlier of (i) the end of June 2004 or (ii) the date on which certain performance criteria have been met, payment of up to one half of this central services fee (i.e., 1% of gross revenues) is conditional, and is waived if specified annual profit targets are not achieved. During 2002 management and central services fees paid to MSLS totaled $16.6 million.

        Owner's Priority.    We receive the profits of the MSLS managed communities on a priority basis before MSLS receives any incentive fees for community services or any conditional central services fees. The amount of the owner's priority for each managed community is established based upon a specified rate of return on historical capital investments in these communities, including capital improvements during the term of the management agreements which are funded by us or Senior Housing in addition to the FF&E Reserve. For fiscal years 2002 and 2001, the aggregate amount of owner's priority for all 31 communities was $69.3 million and $68.9 million, respectively.

        Pooling.    Twenty-nine of the communities are subject to pooling arrangements whereby the calculation and payment of FF&E Reserves, fees payable to MSLS and owner's priority for several groups of these 29 communities are combined.

  •
  Defaults and Termination. The MSLS management agreements contain various default and termination provisions. Our right to exercise termination options under the MSLS management agreements is subject to approval by Senior Housing under the terms of the lease for these 31 MSLS communities. The default and termination rights under these management contracts are the subject of litigation between us and Senior Housing on one side, and MSLS and Marriott on the other side. See Item 3., "Legal Proceedings".

Item 3. Legal Proceedings

        In January 2002 we leased 31 senior living communities with 7,476 living units from Senior Housing. At the time these properties were leased and through today they were and are managed by MSLS, a 100% owned subsidiary of Marriott. Because of the manner in which this transaction was structured, we and Senior Housing both became parties to the management contracts with MSLS, we are primarily responsible for all matters affecting the properties operations and MSLS's management. Many of the management services provided to these 31 communities by MSLS are in practice provided by Marriott.

        Shortly after we began to lease these communities, we began to question the financial and operations management provided by MSLS and Marriott. Among other matters, we questioned: (i) whether Marriott's pooled insurance costs were fairly allocated to the communities and to other operations of Marriott; (ii) whether Marriott realized unfair profits by purchasing goods and services for these communities from Marriott affiliated businesses; (iii) whether Marriott and MSLS improperly charged the communities for home office personnel and costs which should have been borne by Marriott and MSLS in return for their management fees; (iv) whether excessive amounts of the 31 communities revenues were retained by MSLS and Marriott as working capital cash and used for other Marriott operations without compensation to us; (v) whether deposits received from the communities' residents were improperly retained by Marriott or MSLS and used interest free for their own purposes; (vi) whether MSLS and Marriott were directing business away from the managed communities to other properties which MSLS operates for its own account; (vii) whether adequate collection procedures were in effect to reduce bad debt expenses or if uncollectable revenues were accrued to inflate management fees; (viii) whether MSLS and Marriott refused to prepare a plan to close a chronically loss producing property in order to continue collecting management fees; and (ix) generally whether the managed communities are being properly marketed and managed. Marriott and MSLS denied that they breached their obligations under the management contracts; however, as result of these inquiries and other demand notices, Marriott has to date paid us a total of approximately $2.3 million.

        In July 2002, Marriott publicly announced its intention to exit the senior living management business and hired an investment bank to auction MSLS. We and Senior Housing submitted a combined bid for MSLS, but that bid was not accepted. During this auction process, we and Senior Housing asserted that the management contracts require our approval for, or otherwise restricted, the sale of MSLS. Marriott denied this assertion.

        On November 27, 2002, Marriott and MSLS sued us in the Circuit Court for Montgomery County, Maryland. This lawsuit seeks a declaration that Marriott and MSLS have not breached the management contracts, or, if they have breached, that such breach(es) is (are) not sufficiently material to permit termination of the management contracts. We and Senior Housing have answered that there have been material breaches sufficient to terminate the management contracts and have counter-claimed for money damages. A preliminary injunction was issued in this case on January 8, 2003, upon Marriott's and MSLS's request, which prohibits us from terminating the management contracts until completion of the trial. We and Senior Housing have appealed the preliminary injunction ruling. No schedule for that appeal has as yet been established. A preliminary trial date has been established for this Maryland case in April 2004.

        Also on November 27, 2002, we and Senior Housing sued Marriott and MSLS in the Superior Court for Middlesex County, Massachusetts. An amended complaint was filed on January 27, 2003. Among other matters, this lawsuit sought a declaration that we and Senior Housing may terminate the management agreements in the event of a sale of MSLS. In December 2002, our and Senior Housing's request for a preliminary injunction to prevent the sale of MSLS until trial was denied. Thereafter on December 30, 2002, Marriott announced that it has entered an agreement to sell MSLS to Sunrise. A hearing on our and Senior Housing's request for a preliminary determination of the rights of the parties upon completion of the proposed sale was held on February 21, 2003. At the same February 21 hearing, the court also considered Marriott's and MSLS's motion to dismiss the amended complaint. On March 4, 2003, the Massachusetts Court granted the motion to dismiss. We and Senior Housing intend to seek reconsideration of this decision and are considering whether to appeal the Massachusetts court decision.

        We believe that Marriott and MSLS have materially breached the management agreements. We also believe that the management agreements may be terminated if MSLS is sold to Sunrise. However, the factual and legal issues involved in this litigation are complex and the final outcome of this litigation cannot be predicted. Also, this litigation is likely to be expensive to conduct and the total amount of this expense cannot be estimated at this time.

        We continue to pay rent for the 31 communities involved in this litigation. If the management contracts are terminated, we believe we will be able to operate the communities involved in this litigation. We are unable to predict whether MSLS owned by Sunrise will be able to manage these communities or whether that management may adversely affect our ability to meet our financial obligations.

        In the ordinary course of business we are involved in other litigation incidental to our business; however, we are not aware of any other material pending legal proceeding affecting us for which we might become liable or the outcome of which we expect to have a material impact on us, except the litigation with Marriott and MSLS described above.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

        Our common shares are traded on the American Stock Exchange under the symbol "FVE". The following table sets forth for the periods indicated the high and low closing price for our common shares as reported by the American Stock Exchange:

	Low	High
2001
December 17 to 31	$6.12	$7.50
2002
First Quarter	6.97	8.75
Second Quarter	5.35	7.35
Third Quarter	1.07	5.50
Fourth Quarter	0.96	2.09

        The closing price of our common shares on the American Stock Exchange on March 24, 2003, was $1.18 per share.

        As of March 14, 2003, there were 4,367 shareholders of record of our common shares, and we estimate that as of such date there was approximately 72,000 beneficial owners of our common shares. Our charter places a restriction on the ability of any person or group to acquire beneficial ownership of more than 9.8% of any class of our equity shares. Additionally, the terms of our leases with Senior Housing and our agreement with RMR contain provisions whereby our rights under these agreements may be cancelled by Senior Housing and RMR, respectively, upon the acquisition by any person or group of more than 9.8% of any of our voting stock and upon other change in control events, as defined in those agreements. If the breach of these ownership limitations causes a lease default, shareholders causing the default may become liable to us or to other shareholders for damages.

        We do not expect to pay dividends in the foreseeable future.

Item 6. Selected Financial Data

        The following table presents selected financial data which has been derived from our historical financial statements for the period from April 27, 2000 (the date we commenced operations) through December 31, 2002. The following data should be read in conjunction with, and is qualified in its entirety by reference to, our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations", we are a relatively new company and our historical financial information is not fully reflective of our current operations. Accordingly, you should not place undue reliance on our historical financial information.

	Year ended December 31,
			Period from April 27, 2000 through December 31, 2000
	2002	2001
	(in thousands, except per share amounts)
Operating data:
Total revenues	$522,511	$221,269	$2,222
Net (loss) income from continuing operations	(10,376)	1,394	(1,614)
Net (loss) income from discontinued operations	(2,798)	(867)	298
Net (loss) income	$(13,174)	$527	$(1,316)
Per common share data:
(Loss) income from continuing operations	$(1.37)	$0.32	$(0.37)
(Loss) income from discontinued operations	(0.37)	(0.20)	0.07
Net (loss) income	$(1.74)	$0.12	(0.30)
Balance sheet data (as of December 31):
Total assets	$133,197	$68,043	$54,788
Total indebtedness	16,123	—	100
Total shareholders' equity	65,047	50,233	54,688

        The following table presents selected financial data derived from historical financial statements of our two predecessors. The following data should be read in conjunction with the financial statements and notes thereto entitled Combined Financial Statements of the Forty-two Communities Acquired by Senior Housing Properties Trust from Integrated Health Services, Inc. and Combined Financial Statements of Certain Mariner Post-Acute Network Communities (Operated by subsidiaries of Mariner Post-Acute Network) included in this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Historical Results of Operations-Mariner Predecessor" and "Historical Results of Operations-Integrated Predecessor". The following table presents the information from 1998 to 2000.

	Year ended December 31,
	2000	1999	1998
	(in thousands)
Integrated Predecessor
Operating data:
Operating revenues	$135,378	$130,333	$140,116
Net loss	(25,252)	(126,939)	(17,183)
Balance sheet data (as of December 31):
Total assets	$34,942	$61,274	$190,553
Long term liabilities	—	17,500	17,751
Mariner Predecessor
Operating data:
Operating revenues	$85,325	$86,945	$105,486
Net loss	(7,421)	(43,804)	(7,710)
Balance sheet data (as of December 31):
Total assets	$23,052	$17,433	$62,502
Long term liabilities	32,091	28,603	33,195

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We were incorporated in Delaware in April 2000 and reincorporated in Maryland in September 2001. We were formed as a 100% owned subsidiary of Senior Housing. Effective July 1, 2000, we assumed the operations of healthcare communities from two bankrupt former tenants of Senior Housing. Pursuant to tax laws applicable to REITs, Senior Housing engaged FSQ, Inc., an independent operating company formed by our managing directors, to manage these communities. At the time we assumed operations of these communities, we had not received substantially all of the required licenses for these communities. As a result, for the period from July 1, 2000, through December 31, 2000, we accounted for the operations of these communities using the equity method of accounting and we only recorded the net income from these operations. Thereafter, we obtained all necessary licenses to operate these communities, and on January 1, 2001, we began to consolidate the results of operations of these communities. On December 31, 2001, Senior Housing distributed substantially all of our shares to its shareholders in a spin off transaction and we became a separately traded public company. Also, on January 2, 2002, in order to acquire the personnel, systems and assets necessary to operate these communities, we acquired FSQ, Inc. by merger.

        Since we succeeded to substantially all of the business formerly conducted by subsidiaries or units of two former tenants of Senior Housing, these subsidiaries and units are considered to be our predecessors. We have included the financial statements of these predecessors in this Annual Report on Form 10-K and discuss their results of operations. Our predecessors' financial statements are entitled: Certain Mariner Post-Acute Network Communities (Operated by subsidiaries of Mariner Post-Acute Network) (referred to herein as Mariner Predecessor); and Forty-two Communities Acquired by Senior Housing Properties Trust from Integrated Health Services, Inc. (referred to herein as Integrated Predecessor).

        Our revenues consist primarily of payments for services provided to residents at our communities. The payments are either made by the residents, their families or insurers, referred to as private pay revenues, or by the Medicare and Medicaid programs. On a pro forma basis, after giving full year effect to the 51 communities we leased or acquired in 2002, for the year ended December 31, 2002, private pay revenues represented 61% of our total revenues. Our expenses consist primarily of rent, wages and benefits of personnel, food, supplies, insurance and other resident care costs, as well as taxes, and other property related costs.

OUR HISTORICAL RESULTS OF OPERATIONS

        As described above, until completion of the spin off, we operated as a subsidiary of Senior Housing. Our past operations as Senior Housing's subsidiary prior to 2002 differ from our 2002 and current operations as an independent public company. Specifically, in the 2000 and 2001 periods we operated only 56 communities for Senior Housing, which owned the real estate as well as the operations. Effective December 31, 2001, we began to lease these 56 communities (now 54 communities) from Senior Housing which continued to own the real estate. In January 2002, we began to lease an additional 31 communities from Senior Housing that are managed by MSLS. In April 2002, we acquired and began to operate five additional senior living communities. In October 2002, we began to operate 15 additional owned or leased senior living communities. Also, our principal source of financing for us as a subsidiary of Senior Housing prior to 2002 was intercompany advances from Senior Housing, an entity with financial resources substantially in excess of ours. Because of these differences, we believe that our historical results of operations for periods prior to 2002 described below are not comparable to our 2002 operations or our expected future operations. The following tables present an overview of our portfolio for the years ended December 31, 2002 and 2001 which shows the differences in the size of our operations during these periods and "Same Store" results for the communities' operations, including periods prior to their acquisition by us.

	2002	2001	% Change
Revenues from residents (in 000s)	$522,214	$221,177	+136%
Community expenses (in 000s)	$420,258	$202,925	+107%
Total expenses (in 000s)	$532,887	$219,875	+142%
No. of communities (end of period)	105	56	+49
No. of living units (end of period)	14,140	5,211	+8,929
Occupancy	89%	90%	-1	% pt
Average daily rate	$114	$132	-14%
Revenue per day per available unit	$101	$116	-13%
Percent of revenues from Medicare/Medicaid	39%	78%	-39	% pts
Percent of revenues from private/other	61%	22%	+39	% pts
	"Same Store" Communities (communities that we operated continuously since 1/1/01)				Total Portfolio at 12/31/02 (includes data for periods prior to our operation)
	2002	2001	% Change		2002	2001	% Change
Revenues from residents (in 000s)	$229,400	$221,437	+4%		$562,738	$541,318	+4%
Community expenses (in 000s)	$212,785	$202,720	+5%		$467,483	$436,052	+7%
No. of communities (end of period)	54	54	—		105	105	—
No. of living units (end of period)	4,952	4,952	—		14,140	14,140	—
Occupancy	89%	88%	+1	% pt	89%	90%	-1	% pt
Average daily rate	$142	$136	+4%		$126	$118	+7%
Revenue per day per available unit	$127	$123	+3%		$109	$105	+4%
Percent of revenues from Medicare/Medicaid	79%	78%	+1	% pt	39%	39%	—
Percent of revenues from private/other	21%	22%	-1	% pt	61%	61%	—

Year ended December 31, 2002, versus year ended December 31, 2001

        Revenues from residents for 2002 were $522.2 million, an increase of 136% over revenues from residents of $221.2 million for 2001. This increase is attributable primarily to our lease of 31 communities on January 11, 2002, our acquisition of five communities on April 1, 2002, and our acquisition or lease of 15 communities on October 25, 2002. Revenues from residents at the communities we operated throughout 2002 and 2001 were $229.4 million and $221.4 million, respectively, an increase of 4%. This increase is due primarily to higher per diem charges to residents and slightly higher occupancy. Revenues from residents at the 105 communities we operated at December 31, 2002, were $562.7 million for 2002, an increase of 4% over revenues from residents of $541.3 million in 2001 (including revenues which relate to periods prior to our operation of some of these communities). This increase is principally attributable to higher per diem charges to residents offset somewhat by a 1% decline in occupancy. About 39% of our revenues from residents in 2002 were received from Medicare and Medicaid, compared to 78% in 2001. This decrease is due largely to our lease of 40 and acquisition of 11 communities during 2002, all of which are focused on services to residents who pay with private resources.

        Since 1998, a Medicare prospective payment system has generally lowered Medicare rates paid to senior living communities including many that we operate. In October 2002, temporary increases in Medicare payment rates expired. Our Medicare revenues totaled $68.4 million and $35.4 million during 2002 and 2001, respectively. These amounts do not include communities where operations were ceased by us in 2002. This increase is due to the addition to our business in January 2002 of 31 communities which are operated for us by MSLS and an increase in Medicare revenue at the 54 nursing homes which we operated in both 2001 and 2002 caused primarily by the 16% increase in Medicare resident days at these nursing homes. Because the Medicare rate increases expired in October 2002, assuming our 2003 census of Medicare residents is comparable to 2002, we estimate that our revenues received from Medicare in 2003 will decline by approximately $6.9 million over 2002 revenues received from Medicare.

        Our 31 communities which are managed by MSLS generated $26.9 million, or 10%, of their revenue in 2002 from Medicare, versus $26.9 million, or 10%, in 2001. Our 54 nursing homes generated $41.5 million, or 18% of their revenue in 2002 from Medicare, versus $35.4 million, or 16%, in 2001. The 20 independent and assisted living communities which we operate for our own account do not participate in the Medicare program and generate no Medicare revenues.

        Some state governments have reduced or are planning to reduce Medicaid rates to address state budget shortfalls. In 2002, 29% of our total revenues, or $142.6 million, were Medicaid revenues, versus $127.9 million in 2001, an increase of 11%. These amounts do not include revenues at communities where our operations ceased in 2002. This increase is due to the addition to our business in January 2002 of 31 communities operated for us by MSLS which generate some Medicaid revenues and an increase in Medicaid revenue at our 54 nursing homes caused primarily by the 6% increase in Medicaid rates at these nursing homes. The magnitude of possible future Medicaid rate reductions cannot currently be estimated, but it may be material.

        Our 31 communities which are managed by MSLS generated $10.2 million, or 4% of their revenue in 2002, from Medicaid, versus $9.9 million, or 4%, in 2001, from Medicaid. Our 54 nursing homes generated $132.3 million or 58% of their revenue in 2002 from Medicaid, versus $127.9 million, or 58% in 2001. The 20 independent and assisted living communities which we operate for our own account do not participate in the Medicaid program and generate no Medicaid revenues.

        Interest income increased by $205,000 in 2002 compared to 2001 due to earnings on higher cash balances in the 2002 period.

        Expenses for 2002 were $532.9 million, an increase of 142% over expenses of $220.0 million for 2001. Our wages and benefits costs increased from $155 million to $237.7 million, or 53%, primarily due to expenses at the 51 communities we leased or acquired in 2002. Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, rose from $47.9 million to $182.5 million or 281%, again primarily due to expenses at the 51 communities we leased or acquired in 2002. During 2001, MSLS did not manage any communities for us and we were a subsidiary of Senior Housing that did not lease any communities. As a result, we did not incur management fees to MSLS or rent expense in 2001. Community level operating expenses related to the communities we operated throughout 2002 and 2001, were $212.8 million and $202.7 million, respectively, an increase of 5%. This increase is principally attributable to higher insurance premiums, an increase in reserves for the self funded portion of our insurance programs and higher wage and benefit costs, which were partially offset by a decrease in expenses from our reduced use of higher cost, third party staffing. Community level operating expenses at the 105 communities that we operated at December 31, 2002, were $467.5 million for 2002, an increase of 7% over community expenses for 2001 (including expenses which relate to periods prior to our operation at some of these communities). This increase resulted principally from higher insurance premiums, an increase in reserves for the self funded portion of our insurance programs and higher wage and benefit costs.

        Our general and administrative expenses for 2002 were $15.4 million, a decrease of 1% over 2001, primarily due to operational start up costs incurred during 2001 which we did not incur in 2002 which were only partially offset by increased costs in 2002 associated with operating as a separate, publicly owned company and the legal and other costs incurred in connection with our litigation with Marriott and MSLS.

        Depreciation expense in 2002 was $1.9 million, an increase of 46% over depreciation expense of $1.3 million in 2001. The increase is attributable to our purchase of 11 communities in 2002.

        Loss from discontinued operations for 2002 was $2.8 million, an increase of $2 million over the loss in 2001. This increase was the result of reserves recorded for Medicaid receivables due from the State of Connecticut related to community closure costs and an asset impairment charge related to a closed community.

        As a result of the factors described above, our net loss for 2002 was $13.2 million, compared to a profit of $527,000 in 2001. Our net loss per share in 2002 was $1.74. Assuming the shares outstanding as of December 31, 2001, were outstanding for all of 2001, our earnings per share would have been $0.11 for 2001.

Year ended December 31, 2001, versus year ended December 31, 2000

        We did not begin to operate the senior living communities of our predecessors or generate revenue until July 1, 2000. Therefore, our results for 2001 are not comparable to 2000.

        Revenues for 2001 were $221.3 million. On a combined basis, the two predecessor entities had revenues of $220.7 million for 2000. This increase was due mainly to an increase in the average daily rate received during these periods.

        Expenses for 2001 were $219.9 million. On a combined basis, the predecessor entities had expenses of $253.4 million for 2000. The decrease is due primarily to rent and interest expenses which were included in the 2000 expenses of our predecessors but were zero in 2001 because, after Senior Housing's repossessions and foreclosures, rent and interest payments on our predecessors' leases and mortgages ceased.

Period from April 27, 2000 (date our operations commenced) through December 31, 2000

        This period was our first period of operations and, therefore, there is no comparable period.

        During 2000 we accounted for our investment in these operating businesses using the equity method of accounting. As a result, the reported revenues include only our equity in earnings of these investees. Revenues for 2000 were $2.2 million and represent the net amount of net patient revenues in excess of expenses of these operations for the 2000 period. Net patient revenues at the operating businesses for the period ended December 31, 2000, were $114.5 million and expenses incurred for the period were $112.0 million.

Historical Results Of Operations-Mariner Predecessor—2000

        Our Mariner Predecessor conducted operations of 17 communities leased from Senior Housing for a period of time in 2000. The 2000 operations of the Mariner Predecessor during the period prior to its acquisition by Senior Housing differ from our operations as follows:

  •
  The business of the Mariner Predecessor was conducted by its then parent, Mariner Post-Acute Network, Inc., an entity with a capital structure, corporate overhead costs, and operating systems substantially different than ours.

  •
  During the period of Mariner's operation of this business, significant write-offs of goodwill and other long lived assets of the Mariner Predecessor occurred and Mariner filed for bankruptcy.

        We believe that because of these differences, these historical results of operations are not comparable to our operations. Specifically, the historical operations include: revenues and operating expenses for only 17 communities, one of which has since been closed, while currently we generate revenues and incur operating expenses at 105 communities; depreciation expenses which relate to real estate and amortization expenses which relate to goodwill, while we have less depreciable assets and no amortizing goodwill; expenses related to allocation of corporate overhead by the parent of these operations, while we incur different corporate expenses; rent expense under a lease which has been cancelled; charges for impairments of long lived assets of substantial amounts, while we have incurred lesser such charges; and interest expense incurred on debt which is different from our debt and internal costs.

        In 2000, our Mariner predecessor had revenues of $85.3 million, incurred expenses of $92.6 million, and realized a net loss of $7.4 million.

Historical Results Of Operations-Integrated Predecessor—2000

        Our Integrated Predecessor conducted operations of 42 communities leased from or mortgaged to Senior Housing for a period of time in 2000. The operations of the Integrated Predecessor during the period prior to its acquisition by Senior Housing differ from our operations as follows:

  •
  The business of the Integrated Predecessor was conducted by its then parent, Integrated Health Services, Inc., an entity with a capital structure, corporate overhead costs, and operating systems substantially different than ours.

  •
  During the period of Integrated Health Services' operation of this business, significant write-offs of goodwill and other long lived assets of the Integrated Predecessor occurred and Integrated Health Services filed for bankruptcy.

        We believe that because of these differences, the historical results of operations are not comparable to our operations. Specifically, the historical operations include: revenues and operating expenses for only 42 communities, one of which has since been closed, while we currently generate revenues and incur operating expenses at 105 communities; depreciation expenses which relate to real estate and amortization expenses which relate to intangible assets, while our depreciable and amortizable assets are less substantial; expenses related to corporate overhead and management fees charged by the parent of the Integrated Predecessor, while we incur different corporate expenses; rent expense under a lease which has been canceled; charges for impairments of long lived assets of substantial amounts, while we have incurred lesser such charges; and interest expense incurred on debt which is different from our debt and internal costs.

        In 2000, our Integrated predecessor had revenues of $135.4 million, incurred expenses of $160.6 million and realized a net loss of $25.3 million.

LIQUIDITY AND CAPITAL RESOURCES

        Our total assets at December 31, 2002, were $133.2 million compared to $68 million at December 31, 2001. The increase is primarily a result of our capital raising, acquisition and leasing activities in 2002. At December 31, 2002, we had cash and cash equivalents of $10.3 million and $8.7 million available on our revolving credit facility. For 2002 and 2001: cash provided by (and used in) operating activities was $9.9 million and ($293,000), respectively, cash used in investing activities was $48.6 million and $2.2 million, respectively and cash provided by financing activities was $25.1 million and $21.1 million, respectively.

        We lease 94 communities from Senior Housing. Our leases with Senior Housing require us to pay a total of $76.2 million of minimum rent annually. Percentage rent on these leases begins in 2003 and 2004. We expect percentage rent to be modest relative to our total rental obligations. If events of default under the leases occur, Senior Housing has the ability to accelerate our rent payments. At March 24, 2003, we believe we are in compliance with the terms of our leases.

        Our primary source of cash to fund operating expenses, including rent, principal and interest payments on our mortgage debt and routine capital expenditures, is our revenues from services to residents at our communities. Changes in laws and regulations which impact Medicare or Medicaid rates, on which some of our communities rely, may materially affect our future results. In October 2002 temporary increases in Medicare payment rates expired. Assuming our 2003 census of Medicare residents is comparable to 2002, we estimate that our revenues received from Medicare in 2003 will decline by approximately $6.9 million over 2002 revenues received from Medicare. Some of the states in which we operate have reduced or are planning to reduce Medicaid funding to address state budget shortfalls. The magnitude of combined Medicare and Medicaid revenue reductions cannot currently be estimated, but it may be material. We expect recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance costs, which are affecting the senior living industry, will continue to have a material adverse impact upon our future results of operations. As discussed in note 17 to our financial statements, a failure by Integrated Health Services, the United States Department of Health and Human Services or the State of Connecticut to make payments that we believe are due to us would have a material adverse impact upon our future results and deny us access to those cash proceeds to which we believe we are entitled. It is also possible that our litigation with Marriott and MSLS and potential transfer of the related management agreements, as discussed in note 17 to our financial statements, may have an adverse impact on our financial results or increase our working capital requirements. Despite these contingencies, however, we believe that a combination of some or all of our efforts to increase revenues, contain or reduce costs, our ability to borrow on the revolving credit facility, our ability to obtain financing from Senior Housing for capital improvements made to communities leased from Senior Housing and the possibility of sales or financings of our owned communities will be sufficient to meet our working capital needs, operating expenses, rent payments to Senior Housing, debt service and capital expenditures in the short term, or next 12 months, and in the normal course of our business for the foreseeable future.

Debt Instruments and Covenants

        In October 2002, we entered into a revolving credit facility. The interest rate on borrowings on this facility is LIBOR plus a spread. The maximum amount available under this facility is $12.5 million, and is subject to limitations based upon qualifying collateral. The borrower under this facility is a subsidiary that we organized with the intention that it be "bankruptcy-remote". Certain of our other subsidiaries sell or contribute their healthcare accounts receivable to the borrower on a true sale basis and make certain representations and other undertakings in favor of the borrower in connection with each sale. The seller subsidiaries have granted security interests in their assets to secure their obligations to the borrower. We guarantee the obligations of the seller subsidiaries obligations to the borrower subsidiary and have pledged the stock or membership interests in each of the seller subsidiaries to the borrower. The borrower has in turn collaterally assigned these undertakings, guarantees and collateral to the revolving credit facility lenders, and has granted a security interest in the purchased receivables and all of its other assets to secure its obligations under the facility. The facility is available for acquisitions, working capital and general business purposes. The facility contains covenants and events of default requiring the maintenance of collateral, minimum net worth and certain other financial ratios, among other customary provisions. The accounts receivable collateralizing the facility totaled $19.2 million, net of allowances of $1.5 million, as of December 31, 2002. In certain circumstances and subject to available collateral and lender approvals the maximum amounts which we may draw under this credit agreement may be increased to $25.0 million. As of December 31, 2002, no loans were outstanding under the facility. At March 24, 2003, we believe we are in compliance with all applicable covenants under this revolving credit agreement and no loans are outstanding.

        In connection with our October 2002 acquisition of a community, we assumed HUD insured mortgages totaling approximately $15.8 million. The weighted average interest cost on this debt is 8.98% per year. Principal and interest is due monthly through 2033. These mortgages are not recourse to us and are secured by one of our owned communities with 229 living units. A portion of this debt is refinanceable in June 2003 and all of this debt may be refinanced beginning in 2004. This mortgage debt was recorded, as required by generally accepted accounting principles, or GAAP, at its estimated fair value on the date we assumed it, or $16.2 million. The approximate $400,000 difference between our contractual obligation and our carry value is being amortized over the estimated period the mortgages will remain outstanding. These mortgages contain standard HUD mortgage covenants. At March 24, 2003, we believe we are in compliance with all material covenants of these mortgages.

Related Parties

        On December 31, 2001, Senior Housing distributed substantially all of our shares to its shareholders. In order to effect this spin off and to govern relations after the spin off, we entered into agreements with Senior Housing, and others. Among other matters, these agreements provide:

  •
  We may not waive our corporate charter restrictions on ownership of more than 9.8% of any class of our equity shares by any person or group without the prior consent of Senior Housing and our determination that the exception to these restrictions would not cause a default under any of our leases;

  •
  If any person or group acquires more than 9.8% of our voting stock and upon other change in control events, Senior Housing may terminate our rights under our leases with Senior Housing;

  •
  So long as we are a tenant of Senior Housing, we will neither permit any person or group to acquire more than 9.8% of our voting stock or permit the occurrence of other change in control events, as defined, nor will we take any action that, in the reasonable judgment of Senior Housing or HRPT Properties Trust, might jeopardize the tax status of Senior Housing or HRPT Properties as a REIT;

  •
  So long as we maintain our shared services agreement with RMR or are a tenant under a lease with Senior Housing then we will not acquire or finance real estate without first giving Senior Housing or any other publicly owned REIT or other entity managed by RMR the right to acquire or finance real estate investments of the type in which Senior Housing or the other entities, respectively, invest; and

  •
  Upon Senior Housing's purchase of the 31 communities managed by MSLS, we would acquire operating assets associated with these communities and begin to lease these communities from Senior Housing for minimum annual rent of $63 million.

        As of December 31, 2002, we leased 94 of our 105 senior living communities from Senior Housing for aggregate annual minimum rent of $76.2 million. In the future, we may transact additional business with Senior Housing. We believe that our current leases with Senior Housing were entered into on reasonable commercial terms. However, because of the historical and continuing relationships which we have, these continuing and possibly expanding business relationships may not be arm's length and may not be on the same or as favorable terms as we enter with third parties with whom we did not have such relationships.

        During 2002 we acquired seven senior living communities from a third party for $27 million. Prior to this acquisition Senior Housing waived its right to acquire these assets, subject to a continuing right to acquire or finance these assets in the event we determine to sell or finance them. To finance the cash portion of our purchase, we sold a senior living community to Senior Housing, which we purchased in April 2002, for $12.7 million, its approximate carrying value. Simultaneous with our acquisition, Senior Housing acquired eight other senior living communities from the same third party. We acquired operating assets and liabilities related to these eight communities. We began to lease these eight communities and the community we sold to Senior Housing for minimum annual rent of

$6.3 million. The terms of this transaction with Senior Housing were negotiated on our behalf by our independent director who is not on the board of Senior Housing.

        As discussed more fully in Item 3. "Legal Proceedings", during 2002, we and Senior Housing became jointly involved in litigation with Marriott and MSLS, the operator of 31 of the senior living communities which we leased from Senior Housing beginning in 2002. We believe that Marriott and MSLS have materially breached the management agreements for these 31 communities. We also believe that the management agreements may be terminated if MSLS is sold to Sunrise. Marriott announced that it had entered an agreement to sell MSLS to Sunrise on December 30, 2002. However, the factual and legal issues involved in this litigation are complex and the final outcome of this litigation cannot be predicted. Also, this litigation is likely to be expensive to conduct and the total amount of this expense cannot be estimated at this time.

        We have an agreement with RMR to provide administrative services to us. RMR is owned by Messrs. Martin and Portnoy, who are our managing directors and members of our board of directors. RMR is compensated at an annual rate equal to 0.6% of our total revenues. Aggregate fees paid to RMR for services during 2002 were $2.9 million. The fact that RMR has responsibilities to other entities, including our landlord, Senior Housing, could create conflicts and, in the event of such conflicts between Senior Housing and us, the shared services agreement allows RMR to prefer its responsibility to Senior Housing. The terms of our shared services agreement are annually reviewed and approved by our directors who are not owners or employees of RMR, and we believe these terms are commercially reasonable. However, because of these historical and continuing relationships our shared services agreement may not be arm's length and may not be on the same or as favorable terms as we might enter with third parties with whom we did not have such relationships.

        Our Chief Executive Officer and Chief Financial Officer are also officers and employees of RMR. These officers devote a substantial majority of their business time to our affairs and the remainder to RMR's affairs which are separate from ours. We believe the compensation we pay to these officers reflects their division of business time. However, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division.

        During 2002 we acquired FSQ, an entity owned by Messrs. Martin and Portnoy, in a merger transaction that was entered into as part of our spin off from Senior Housing. We acquired all of the stock of FSQ and Messrs. Martin and Portnoy each received 125,000 of our common shares. The board of trustees of Senior Housing received an opinion from an internationally recognized investment banking firm, to the effect that the merger was fair, from a financial point of view, to us. The terms of this merger were approved by Senior Housing's trustees other than Messrs. Martin and Portnoy.

        Messrs. Martin and Portnoy own the building in which our headquarters is located. Our lease for space was originally executed by FSQ when FSQ was owned by Messrs. Martin and Portnoy. This lease expires in 2011. During 2002, we paid rent under this lease of $539,000. We believe that this lease and the rent rate were commercially reasonable at the time they were entered. However, because of this historical and continuing relationship among us, FSQ and Messrs. Portnoy and Martin, this lease may not be arm's length and it may not be on the same or as favorable terms as we might have with third parties with whom we did not have such relationships.

        In March 2003, Senior Housing terminated a lease for a nursing home community in St. Joseph, Missouri and evicted the tenant, which was not current in its rent obligations to Senior Housing. We have agreed to manage this nursing home until it is re-leased or sold. We will be paid a management fee of 5% of the gross revenues from this nursing home.

        Until March 31, 1997, Mr. Portnoy was a partner of Sullivan & Worcester LLP, our counsel and counsel to Senior Housing, RMR and affiliates of each of the foregoing, and he received payments from that firm during 2002 in respect of his retirement.

Critical Accounting Policies

        Our most critical accounting policies concern revenue recognition, our assessment of the net realizable value of our accounts receivable, the realizability of long term assets, accounting for long term care contracts, accounting for business combinations and our assessment of reserves related to our self insurance programs.

        Our revenue recognition policies involve judgments about Medicare and Medicaid methodologies. These judgments are based principally upon our experience with these programs. We recognize revenues when services are provided and revenues are earned and these amounts are reported at their estimated net realizable amounts. Some Medicare and Medicaid revenues are subject to audit and retroactive adjustment.

        Our policies for valuing accounts receivable involve significant judgments based upon our experience, including consideration of the age of the receivable, the terms of the agreements with our residents or their third party payors, the resident or payors stated intent to pay, the resident or payors financial capacity and other factors which may include litigation or appeal proceedings.

        We monitor our long-term assets to determine whether any impairment of these assets may have occurred. If the facts and circumstances indicate that an impairment may have occurred, we evaluate the asset's carrying value to determine whether an impairment charge is required. This process includes a review of historical and projected future financial results realized or to be realized from the affected assets, market for sale and the like. This process requires that estimates be made and errors in our judgments or estimates could have a material effect on our financial statements.

        At certain of our facilities, we offer long-term care contracts under which residents pay a one-time deposit in exchange for reduced charges during their stay. The one-time deposits may be refundable or non-refundable, or partially refundable and partially non-refundable. We record such deposits as a long-term obligation and amortize the non-refundable portion of such deposits into revenue over our estimate of the periods during which future services will be provided. We base these estimates on our experience, actuarial information and other factors.

        During 2002, we began to lease or acquire 51 communities. We accounted for each of these transactions as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141. Purchase accounting requires that we make certain judgments and estimates based on our experience, including determining the fair value and useful lives of assets acquired and the fair value of liabilities assumed. Some of our judgments and estimates are also based upon published industry statistics.

        Our policies for determining reserves for the self funded part of our insurance programs and for our self insurance programs involve significant judgments based upon our experience, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims and incidents, claims experience, estimated litigation costs and other factors. We also periodically receive and rely upon recommendations from professional consultants in establishing these reserves.

        In the future we may need to revise the judgments, estimates and assessment we use to formulate our critical accounting policies to incorporate information which is not now known. We cannot predict the effect changes to these premises underlying our critical accounting policies may have on our future results of operations, although such changes could be material and adverse.

Inflation and Deflation

        Inflation in the past several years in the United States has been modest. Future inflation might have both positive or negative impacts on our business. Rising price levels may allow us to increase occupancy charges to residents, but may also cause our operating costs, including our percentage rent, to increase. Also our ability to increase prices related to Medicare and Medicaid reimbursements might be limited despite inflation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2001. Other than as described below we do not now anticipate any significant changes in our exposure to fluctuations in interest rates or in how we manage this risk in the future.

        Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. For example: based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $15.8 million mortgage debt outstanding on December 31, 2002, would increase by about $1.3 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $15.8 million mortgage debt would decline by about $1.1 million.

        Our revolving credit facility bears interest at floating rates and matures in October 2005. As of December 31, 2002, we had zero outstanding under this revolving credit facility. We borrow in U.S. dollars and borrowings under our revolving credit facility are subject to interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. A change in interest rates would not affect the value of any outstanding floating rate debt but would affect our operating results. For example, if the maximum amount of our credit facility of $12.5 million were drawn and interest rates decrease or increase by 1% per annum, our interest expense would decrease or increase by $125,000 per year, or $0.02 per share, respectively. If interest rates were to change gradually over time, the impact would be spread over time.

        Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

Item 8. Financial Statements and Supplementary Data

        The information required by this Item is included elsewhere in this Annual Report on Form 10-K. Our financial statements and financial statement schedules begin on Page F-1 (see index in Item 15(a)).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by Item 10 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        Equity Compensation Plan Information. The following table provides a summary as of December 31, 2002, of common shares reserved for issuance pursuant to our 2001 Stock Option and Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	645,000	(1)
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	645,000

(1)
650,000 of our common shares were reserved for issuance pursuant to our 2001 Stock Option and Stock Incentive Plan. Under the plan we may make share awards, options, grants and other rights.

        The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 14. Controls and Procedures

        a)    Within the 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, our President and Chief Executive Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

        b)    There have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
Index to Financial Statements and Financial Statement Schedules

Page
Consolidated Financial Statements of Five Star Quality Care, Inc.
Report of Independent Auditors	F-1
Consolidated Balance Sheet at December 31, 2002 and 2001	F-2
Consolidated Statement of Operations for the years ended December 31, 2002, and 2001, and the period April 27, 2000 (Inception) through December 31, 2000	F-3
Consolidated Statement of Shareholders' Equity for the years ended December 31, 2002, and 2001, and the period April 27, 2000 (Inception) through December 31, 2000	F-4
Consolidated Statement of Cash Flows for the year ended December 31, 2002, and 2001, and the period April 27, 2000 (Inception) through December 31, 2000	F-5
Notes to Consolidated Financial Statements	F-6
Combined Financial Statements of the Forty-two Communities Acquired by Senior Housing Properties Trust from Integrated Health Services, Inc. (Integrated Predecessor)
Independent Auditors' Report	F-21
Combined Balance Sheet at December 31, 2000	F-22
Combined Statement of Operations for the year ended December 31, 2000	F-23
Combined Statement of Changes in Net Equity (Deficit) of Parent Company for the year ended December 31, 2000	F-24
Combined Statement of Cash Flows for the year ended December 31, 2000	F-25
Notes to Combined Financial Statements	F-26
Schedule II-Valuation and Qualifying Accounts for the year ended December 31, 2000	F-33
Combined Financial Statements of Certain Mariner Post-Acute Network Communities (Operated by subsidiaries of Mariner Post-Acute Network) (Mariner Predecessor)
Report of Independent Auditors	F-34
Combined Balance Sheet at December 31, 2000	F-35
Combined Statement of Operations for the year ended December 31, 2000	F-36
Combined Statement of Divisional Equity (Deficit) for the year ended December 31, 2000	F-37
Combined Statement of Cash Flows for the year ended December 31, 2000	F-38
Notes to Combined Financial Statements	F-39
Schedule II-Valuation and Qualifying Accounts for the year ended December 31, 2000	F-47
(b)
Reports on Form 8-K

        During the fourth quarter of 2002, we filed the following Current Reports on Form 8-K:

  (i)
  Current Report on Form 8-K, filed November 12, 2002, reporting information under Items 2 and 7 relating to the acquisition and lease of 15 senior living communities as well as the sale/leaseback of a single community. In accordance with Item 7(a)(4) of Form 8-K, the required financial statements were filed by amendment on January 9, 2003.

  (ii)
  Current Report on Form 8-K, filed November 29, 2002, reporting information under Items 5 and 7 relating to legal proceedings and an ongoing dispute with Marriott and MSLS.

(c)
Exhibits

Exhibit No.	Description
2.1*	Transaction Agreement, dated December 7, 2001, by and among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust party thereto, the Registrant, certain subsidiaries of the Registrant party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC
2.2*	Agreement of Merger, dated December 5, 2001, among the Registrant, FSQ Acquisition, Inc. and FSQ, Inc.
2.3**	Sale-Purchase Agreement between ILM II Senior Living, Inc. and ILM II Holding, Inc. and the Registrant, dated January 23, 2002, as amended by First Amendment to Sale-Purchase Agreement among ILM II Senior Living, Inc., ILM II Holding, Inc. and Five Star Quality Care, Inc., dated February 22, 2002 and Second Amendment to Sale-Purchase Agreement among ILM II Senior Living, Inc., ILM II Holding, Inc., and Five Star Quality Care, Inc., dated March 1, 2002
2.4***	Purchase and Sale Agreement, dated as of August 26, 2002, by and among Constellation Health Services, Inc. and certain of its subsidiaries, as Seller, and Constellation Real Estate Group, Inc., as Guarantor, and Senior Housing Properties Trust, as Buyer, as amended by First Amendment to Purchase and Sale Agreement, dated as of October 25, 2002, by and among Constellation Health Services, Inc. and certain of its subsidiaries, as Seller, and Senior Housing Properties Trust and the Registrant, collectively as Buyer
3.1****	Articles of Amendment and Restatement of the Registrant
3.2	Second Amended and Restated Bylaws of the Registrant
4.1****	Specimen Certificate for shares of common stock of the Registrant
4.2	Description of Capital Stock of the Registrant (contained in Exhibits 3.1 and 3.2)
10.1****	Stock Purchase Agreement, dated August 9, 2001, among Senior Housing Properties Trust, SNH/CSL Properties Trust, Crestline Capital Corporation and CSL Group, Inc.
10.2*****	Amendment to Stock Purchase Agreement, dated November 5, 2001, among Senior Housing Properties Trust, SNH/CSL Properties Trust, Crestline Capital Corporation and CSL Group, Inc.
10.3**	Shared Services Agreement, dated January 2, 2002, between the Registrant and Reit Management & Research LLC
10.4**	Amendment No. 1 to Shared Services Agreement between the Registrant and Reit Management & Research LLC, dated January 14, 2002
10.5†****	2001 Stock Option and Stock Incentive Plan of the Registrant
10.6******	Master Lease Agreement, dated December 31, 2001, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant
10.7******	Guaranty Agreement, dated December 31, 2001, made by the Registrant, as Guarantor, for the benefit of the Landlord under the Master Lease Agreement, dated December 31, 2001, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant
10.8**	Pledge of Shares of Beneficial Interest Agreement, dated December 31, 2001, made by the Registrant for the benefit of the Landlord under the Master Lease Agreement, dated December 31, 2001, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant

10.9**	Security Agreement, dated December 31, 2001, by and among Five Star Quality Care Trust and the Landlord under the Master Lease Agreement by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star
Quality Care Trust, as Tenant, dated December 31, 2001
10.10******	Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant
10.11	First Amendment to Amended Master Lease Agreement, dated October 1, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant
10.12******	Guaranty Agreement, dated January 11, 2002, made by the Registrant, as Guarantor, for the benefit of the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant
10.13**	Pledge of Shares of Beneficial Interest Agreement, dated January 11, 2002, made by FSQ, Inc. for the benefit of the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant
10.14**	Security Agreement, dated January 11, 2002, by and among FS Tenant Holding Company Trust and the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant
10.15**#	Representative Form of Composite Copy of Operating Agreement, as amended through December 13, 2001 between subsidiaries of the Registrant and Marriott Senior Living Services, Inc.
10.16****#	Representative Form of Pooling Agreement by and between certain subsidiaries of the Registrant and Marriott Senior Living Services, Inc.
10.17***	Lease Agreement, dated October 25, 2002, by and between SNH CHS Properties Trust, as Landlord, and FVE-CHS LLC, as Tenant
10.18	Guaranty Agreement, dated October 25, 2002, for the benefit of SNH CHS Properties Trust and Senior Housing Properties Trust made by the Registrant
10.19	Guaranty Agreement, dated October 25, 2002, for the benefit of SNH CHS Properties Trust made by Five Star Quality Care-MD, LLC, Five Star Quality Care-NC, LLC and Five Star Quality Care-VA, LLC
10.20	Pledge Agreement, dated October 25, 2002, made by FSQ, Inc. for the benefit of SNH CHS Properties Trust
10.21	Security Agreement, dated October 25, 2002, by and between FVE-CHS LLC and SNH CHS Properties Trust
10.22	Security Agreement, dated October 25, 2002, by and among among Five Star Quality Care-MD, LLC, Five Star Quality Care-NC, LLC, Five Star Quality Care-VA, LLC and SNH CHS Properties Trust

10.23	Deed of Trust Note, dated May 22, 1986, by and between the Registrant (successor in interest to The Heartlands Retirement Community—Ellicott City I, Inc., successor in interest to Health Park Housing Limited Partnership) and The Bank of New York (successor in interest to Mercantile-Safe Deposit and Trust Company)
10.24	Second Deed of Trust Note, dated July 31, 1997, by and between the Registrant (successor in interest to The Heartlands Retirement Community—Ellicott City I, Inc.) and Mercantile Mortgage Corporation
10.25*******	Receivables Purchase and Transfer Agreement, dated as of October 24, 2002, among the Registrant, as Primary Servicer, the Providers named therein, and FSQC Funding Co., LLC, as Purchaser
10.26*******	Loan and Security Agreement, dated as of October 24, 2002, among FSQC Funding Co., LLC, as Borrower, the Lenders party thereto, Dresdner Kleinwort Wasserstein LLC, as Co-Program Manager, Syndication Agent and Lead Arranger, Healthcare Finance Group, Inc., as Co-Program Manager, and HFG Healthco-4 LLC, as Collateral Agent
10.27*******	Guaranty Agreement, dated as of October 24, 2002, made by the Registrant, Five Star Quality Care Trust and Five Star Quality Care Holding Co., Inc. in favor of FSQC Funding Co., LLC
10.28*******	Pledge Agreement, dated as of October 24, 2002, among Five Star Quality Care Trust and Five Star Quality Care Holding Co., Inc., as Grantors, and HFG Healthco-4 LLC, as Collateral Agent for the benefit of the Lenders and as assignee of the Purchaser
10.29*******	Assignment of Contracts as Collateral Security, dated as of October 24, 2002, between FSCQ Funding Co., LLC and HFG Healthco-4, LLC, as Collateral Agent
21.1	Subsidiaries of the Registrant
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Senior Housing Properties Trust's Current Report on Form 8-K, dated December 13, 2001.
**	Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-83648.
***	Incorporated by reference to the Registrant's Current Report on Form 8-K, dated October 25, 2002, as amended on January 9, 2003.
****	Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-69846.
*****	Incorporated by reference to Senior Housing Properties Trust's Current Report on Form 8-K, dated November 5, 2001.
******	Incorporated by reference to Senior Housing Properties Trust's Current Report on Form 8-K, dated December 31, 2001.
*******	Incorporated by reference to the Registrant's Registration Quarterly Report on Form 10-Q, dated November 14, 2002.
†	Indicates a management contract or a compensatory plan, contract or arrangement.
#	Agreement filed is illustrative of numerous other agreements to which the Registrant is a party.

(d)
Financial Statement Schedules

(i)
Schedule II-Valuation and Qualifying Accounts for the year ended December 31, 2000 of Forty-two Facilities Acquired by Senior Housing Properties Trust from Integrated Health Services, Inc.

(ii)
Schedule II-Valuation and Qualifying Accounts for the year ended December 31, 2000 of Certain Mariner Post-Acute Network Facilities (Operated by subsidiaries of Mariner Post-Acute Network, Inc.)

  All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or they are not required submissions.

Report of Independent Auditors

To the Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited the accompanying consolidated balance sheet of Five Star Quality Care, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2002 and 2001, and the period April 27, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and the period April 27, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Boston, Massachusetts March 7, 2003

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$10,270	$24,943
Accounts receivable, net of allowance of $3,902 and $3,787 at December 31, 2002 and 2001, respectively	33,877	36,436
Due from Senior Housing Properties Trust	62	—
Prepaid expenses and other current assets	4,100	1,055

Total current assets	48,309	62,434
Property and equipment, net	70,329	2,914
Restricted cash	13,311	—
Other long term assets	1,248	2,695

	$133,197	$68,043

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,425	$7,141
Accrued compensation and benefits	5,812	5,288
Due to Senior Housing Properties Trust	—	2,232
Mortgages payable	141	—
Accrued real estate taxes	2,404	1,485
Other current liabilities	6,663	1,664

Total current liabilities	34,445	17,810
Long term liabilities:
Mortgages payable	15,982	—
Other long term liabilities	17,723	—

Total long term liabilities	33,705	—
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 10,000,000 shares authorized, 8,452,634 and 4,374,334 shares issued and outstanding at December 31, 2002 and 2001, respectively	84	44
Additional paid-in capital	78,926	50,978
Accumulated deficit	(13,963)	(789)

Total shareholders' equity	65,047	50,233

	$133,197	$68,043

The accompanying notes are an integral part of these financial statements.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands, except per share data)

			Period April 27, 2000 (Inception) through December 31, 2000
	Year ended December 31,
	2002	2001
REVENUES:
Net revenues from residents	$522,214	$221,177	$—
Income from communities' operations	—	—	2,222
Interest income	297	92	—

Total revenues	522,511	221,269	2,222
EXPENSES:
Wages and benefits	237,714	155,012	—
Other operating expenses	182,542	47,949	—
Management fee to Marriott Senior Living Services, Inc.	16,643	—	—
Rent to Senior Housing Properties Trust	75,389	—	—
General and administrative	15,415	15,593	3,519
Depreciation and amortization	1,885	1,321	317
Impairment of assets	150	—	—
Interest expense	198	—	—
Restructuring costs	122	—	—
Spin off and merger expense, non recurring	2,829	—	—

Total expenses	532,887	219,875	3,836

(Loss) income from continuing operations before income taxes	(10,376)	1,394	(1,614)
Provision for income taxes	—	—	—

(Loss) income from continuing operations	(10,376)	1,394	(1,614)
(Loss) income from discontinued operations	(2,798)	(867)	298

Net (loss) income	$(13,174)	$527	$(1,316)

Weighted average shares outstanding	7,556	4,374	4,374

Basic and diluted (loss) income per share from:
Continuing operations	$(1.37)	$0.32	$(0.37)
Discontinued operations	(0.37)	(0.20)	0.07

Net (loss) income per share	$(1.74)	$0.12	$(0.30)

The accompanying notes are an integral part of these financial statements.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at April 27, 2000 (inception)	1,000	$—	$1	$—	$1
Contribution from Senior Housing Properties Trust, net	—	—	56,003	—	56,003
Net loss	—	—	—	(1,316)	(1,316)

Balance at December 31, 2000	1,000	—	56,004	(1,316)	54,688
Issuance of stock, pursuant to spin-off	4,373,334	44	189	—	233
Distribution to Senior Housing Properties Trust, net	—	—	(5,215)	—	(5,215)
Net income	—	—	—	527	527

Balance at December 31, 2001	4,374,334	44	50,978	(789)	50,233
Issuance of stock, pursuant to merger of FSQ, Inc.	250,000	2	1,873	—	1,875
Issuance of stock, pursuant to equity offering	3,823,300	38	26,039	—	26,077
Stock grants	5,000	—	36	—	36
Net loss	—	—	—	(13,174)	(13,174)

Balance at December 31, 2002	8,452,634	$84	$78,926	$(13,963)	$65,047

The accompanying notes are an integral part of these financial statements.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

			Period April 27, 2000 (Inception) through December 31, 2000
	Year ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,174)	$527	$(1,316)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	1,885	1,321	317
Spin-off and merger expense	2,798	—	—
Impairment of assets	150	—	—
Loss (income) from discontinued operations	2,837	867	(298)
Provision for bad debt expense	(1,916)	1,587	—
Income from communities' operations	—	—	(2,520)
Changes in assets and liabilities:
Accounts receivable	12,310	9,571	—
Prepaid expenses and other current assets	778	(2,685)	—
Accounts payable and accrued expenses	6,802	(4,905)	—
Accrued compensation and benefits	524	(492)	—
Due from Senior Housing Properties Trust	(3,480)	2,232	—
Other current liabilities	441	(8,316)	—

Cash provided by (used in) operating activities	9,947	(293)	(3,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of working capital by lease	10,722	—	—
Change in restricted cash	(7,445)	—	—
Real estate acquisitions, net of assumed mortgage	(44,927)	—	(2,300)
Furniture and equipment purchases	(6,954)	(2,176)	—
Investment in communities' operations	—	—	(38,530)

Cash used in investing activities	(48,604)	(2,176)	(40,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	26,113	233	1
Owners contribution, net	—	12,783	44,348
Payment of deferred financing costs	(1,055)	(1,016)	—
Proceeds from mortgage payable	—	9,100	—

Cash provided by financing activities	25,058	21,100	44,349

Net cash (used in) provided by discontinued operations	(1,074)	(867)	298

Change in cash and cash equivalents	(14,673)	17,764	—
Cash and cash equivalents at beginning of year	24,943	7,179	—

Cash and cash equivalents at end of year	$10,270	$24,943	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$145	$—	$—
Non-cash investing and financing activities:
Acquisition of assets by merger	(1,052)	—	—
Assumption of liabilities by merger	2,006	—	—
Assumption of mortgage	15,775	—	—
Issuance of common stock for merger	1,875	—	—
Assumption of assets by lease	(12,061)	—	—
Assumption of liabilities by lease	22,783	—	—
Contribution of real estate and related property from Senior Housing Properties Trust	—	(2,232)	(23,759)
Distribution of real estate and other assets to Senior Housing Properties Trust	—	29,330	—
Liabilities assumed by communities' operations	—	—	12,004
Assumption of mortgage payable by Senior Housing Properties Trust	—	(9,100)	—

The accompanying notes are an integral part of these financial statements.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Organization and Business

        Five Star Quality Care, Inc. (the "Company") was organized on April 27, 2000, as a wholly owned subsidiary of Senior Housing Properties Trust ("Senior Housing"). The Company was incorporated in Delaware in 2000 and reincorporated in Maryland on September 20, 2001. Effective July 1, 2000, the Company assumed the operations of healthcare communities from two former bankrupt tenants of Senior Housing.

        On December 31, 2001, Senior Housing distributed all of the Company's common shares to its shareholders (the "Spin-Off"). Concurrent with the Spin-Off, the Company entered into a lease for 56 nursing home communities and a transaction agreement with Senior Housing and others to govern the initial capitalization of the Company and other events related to the Spin-Off. Pursuant to the transaction agreement, the Company's initial capitalization of $50,000 was provided by Senior Housing. In connection with the Spin-Off, the Company (i) transferred seven properties and other assets with a net book value at December 31, 2001, of $29,330 to Senior Housing, (ii) conveyed a mortgage obligation of $9,100 at December 31, 2001, to Senior Housing and (iii) obtained title to two properties with a net book value of $2,232 at December 31, 2001, from Senior Housing.

        On January 2, 2002, the Company acquired FSQ, Inc. ("FSQ") in order to acquire the personnel, systems and assets necessary to manage the healthcare communities it leases from Senior Housing. On January 11, 2002, the Company entered into a lease with Senior Housing for 31 independent and assisted living communities managed by Marriott Senior Living Services, Inc. ("MSLS"), a subsidiary of Marriott International, Inc. ("Marriott"). On April 1, 2002, the Company purchased and began to operate five additional independent and assisted living communities. On October 25, 2002, the Company sold one community purchased on April 1, 2002 to Senior Housing and entered into a lease with Senior Housing for that community and eight other independent and assisted living communities. On that same day the Company also purchased and began operating seven additional independent and assisted living communities.

        At December 31, 2002, the Company's business included 105 communities containing 14,140 units, including 51 primarily independent and assisted living communities containing 9,188 units and 54 nursing homes containing 4,952 units.

        The Company has experienced losses and estimates the revenues received from Medicare and Medicaid will decline and the cost of insurance will increase. In addition, the cost of the Company's litigation with Marriott and MSLS may be significant and the potential transfer of the related management agreements may have an adverse impact on the Company's financial results or increase its working capital requirements (see note 17). Management believes that a combination of some or all of the Company's efforts to increase revenues, contain or reduce costs, its ability to borrow on its revolving credit facility, the Company's ability to obtain financing from Senior Housing for capital improvements made to communities leased from Senior Housing and the possibility of sales or financings of its owned communities will be sufficient for the Company to meet its working capital needs, operating expenses, rent payments to Senior Housing, debt service and capital expenditures in the normal course of its business for the foreseeable future.

2.    Summary of Significant Accounting Policies

        Basis of Presentation.    The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated.

        The Company was owned by Senior Housing until December 31, 2001; and 2000 and 2001 transactions are presented on Senior Housing's historical basis. During 2000 and 2001, substantially all of the cash from the communities' operations received by the Company was deposited in and commingled with Senior Housing's general funds, and Senior Housing provided funds for working capital and other cash required by the Company. General and administrative expenses in 2000 and 2001 are comprised of costs incurred by Senior Housing and charged to the Company primarily based on a specific identification basis, which in the opinion of management is reasonable. It is not practicable to estimate additional costs that would have been incurred by the Company as a separate entity during 2000 and 2001.

        Communities' operations commenced by the Company on July 1, 2000, were initially subject to completion of state and Federal regulatory processes, which were substantially completed on December 31, 2000. As a result, for the period July 1, 2000, through December 31, 2000, the communities were accounted for using the equity method. Net income from these operations for the 2000 period is reported as income from communities' operations in the Consolidated Statement of Operations.

        Under the terms of the management agreements for the communities managed by MSLS the Company has provided MSLS with working capital to be used in the operation of the communities. The components of the working capital, primarily cash and cash equivalents, inventories, trade accounts receivable and accounts payable, are controlled by MSLS on the Company's behalf, but the Company retains the risks and rewards associated with the underlying assets and liabilities. Accordingly, the components of this working capital (including cash and cash equivalents of $2,655 at December 31, 2002) are included in the Company's consolidated balance sheet.

        Estimates and assumptions.    Preparation of these financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

        Cash and cash equivalents.    Cash and cash equivalents, consisting of overnight repurchase agreements and short-term investments with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

        Restricted cash.    Restricted cash as of December 31, 2002, includes the following: (1) $3,860 deposited by the Company as security for letters of credit which secure obligations arising from the Company's professional liability insurance program, (2) $521 escrowed by the Company required by certain healthcare regulatory agencies, (3) $1,150 escrowed by the Company for future capital expenditures, as required by the management agreements with MSLS, (4) $419 escrowed by the Company related to real estate taxes and capital expenditures as required by mortgages and (5) $7,361 that have been escrowed related to continuing care contracts for certain MSLS managed communities (see note 8).

        Accounts receivable and reserves.    Accounts receivable are recorded at their estimated net realizable value. In the case of receivables generated from residents, reserves for uncollectible amounts are estimated based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements with residents or their third party payors. In the case of other receivables, such as those due from various governments or other entities with which the Company has transacted business, reserves are estimated based upon factors which include, but are not limited to, the agreements with such payors, their stated intent to pay, their financial capacity to pay and other factors which may include litigation. Accounts receivable reserves are estimates and the Company periodically reviews and revises these estimates based on new information; and such adjustments may be material.

        During 2002, 2001 and 2000, the Company increased its allowance for doubtful accounts reserve by $4,387, $3,283 and $2,200, respectively, and wrote off accounts receivable of $4,502, $1,696 and $1, respectively.

        Included in accounts receivable as of December 31, 2002 and 2001 are amounts due from the Federal Government Medicare program of $11,026 and $14,020, respectively, and amounts due from various state Medicaid programs of $14,985 and $17,979, respectively.

        Deferred finance costs.    Issuance costs related to borrowings are capitalized and amortized over the terms of the respective loans. The unamortized balance of deferred finance costs and accumulated amortization were $828 and $51, respectively, at December 31, 2002. The weighted average amortization period is approximately three years. The amortization expense to be incurred over the next thee years as of December 31, 2002 is $276 in 2003, $276 in 2004 and $225 in 2005.

        Income taxes.    Prior to the Spin-Off, substantially all of the Company's taxable income was included in the taxable income of Senior Housing for federal income tax purposes. Senior Housing qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, and, prior to December 31, 2001, the Company was a subsidiary of Senior Housing. After the Spin-Off, the Company is a separate taxable "C" corporation and responsible for its own tax liabilities and filings.

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because the Company has a short operating history as a separate company during which it has generated no taxable income, it has fully reserved the value of the net deferred tax asset (see note 6).

        Real estate properties.    Depreciation on real estate properties is expensed on a straight-line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property. Management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, management estimates the projected undiscounted cash flows of the related individual properties (the lowest level for which there are identifiable cash flows independent of other groups of assets) to determine if an impairment loss should be recognized. The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimated lives are changed, the carrying value of affected assets is allocated over the revised remaining lives. During 2002, the Company wrote off certain impaired assets with a carrying value of $772.

        Self insurance.    The Company is self insured up to certain retained limits for workers' compensation, professional liability, and, as of August 2002, employee health insurance. Claims in excess of these retained limits are insured by third party insurance providers up to contractual limits, over which the Company is self insured. The Company accrues the estimated cost of self insured amounts based on projected settlements for pending claims, known incidents which it expects may result in claims, estimates of incurred but not yet reported claims and incidents and expected changes in premiums for insurance provided by third party insurers where its policies provide for retroactive adjustments. Periodically these estimates are adjusted based upon the Company's claims experience, recommendations from its professional consultants, changes in market conditions and other factors; and such adjustments may be material.

        Restructuring costs.    During 2002, the Company reduced the number of its regional offices and had staff reductions in its home office. As a result, the Company incurred restructuring costs of $122 for severance payments to terminated employees all of which was paid in 2002.

        Per common share amounts.    Loss per share for the year ended December 31, 2002, is computed using the weighted average number of shares outstanding during the year. Earnings per share for the year ended December 31, 2001 and the period April 27, 2000 (inception) through December 31, 2000, have been presented as if the shares outstanding at December 31, 2001, were outstanding as of April 27, 2000. The Company has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

        Revenue recognition.    The Company's revenues are derived primarily from services to residents at communities it owns or leases. The Company accrues revenues when services are provided and revenues are earned. Some of its services are provided with the expectation of payment from governments or other third party payors; related revenues are reported at their estimated net realizable amounts at the time the services are provided. Approximately 39% and 78% of 2002 and 2001 net resident revenues, respectively, were derived from payments under Federal and state medical assistance programs. The Company accrues for revenues when services are provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements. Revenues under some of these programs are subject to audit and retroactive adjustment.

        In October 2002, temporary increases in Medicare payment rates expired. Medicare revenues totaled $68,400 and $35,400 during 2002 and 2001, respectively. Assuming the Company's 2003 census of Medicare residents is comparable to 2002, it estimates that revenues received from Medicare in 2003 will decline by approximately $6,900 from 2002 revenues received from Medicare. Medicaid revenues totaled $142,600 and $127,900 during 2002 and 2001, respectively. Some of the states in which the Company operates have reduced or announced plans to reduce Medicaid funding to address state budget shortfalls. The magnitude of the combined Medicare and Medicaid rate reductions impact upon the Company currently cannot be estimated, but it may be material. Medicare and Medicaid rates declines may have a negative impact on the Company's revenues and may increase the Company's losses.

        New Accounting Pronouncements.    In 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 "Business Combinations" ("FAS141"), SFAS No. 142 "Goodwill and

Other Intangible Assets" ("FAS 142") and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The Company's adoption of FAS 141, FAS 142 and FAS 144 on January 1, 2002, had no effect on the Company's financial position or results of operations at that time. See note 12 regarding discontinued operations.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as a extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence. The Company will implement FAS 145 on January 1, 2003, which implementation is currently expected to have no impact on the Company's financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 reconsiders all of the prior guidance regarding restructuring charges, employee termination benefits and other costs to exit an activity. FAS 146 applies to costs associated with (a) certain termination benefits (commonly identified as one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. FAS 146, which may be adopted early, is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating FAS 146 and is unable, at this time, to determine the impact, if any, that might exist as a result of adopting this standard.

        Reclassifications.    Reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

3.    Income From Communities' Operations

        Effective July 1, 2000, the Company assumed operating responsibility for healthcare communities pending final required healthcare regulatory approvals. Because all licensing approvals had not been received by December 31, 2000, net income from these communities is reflected as income from communities' operations in the Consolidated Statements of Operations for the period April 27, 2000 (inception) through December 31, 2000.

        Summary financial data for these communities' operations is as follows:

July 1 through December 31, 2000
Revenues	$106,954
Expenses	104,732

Income from communities' operations	$2,222

4.    Property and Equipment

        Property and equipment, as of December 31, 2002 and 2001, consist of:

	2002	2001
Land	$4,947	$237
Buildings and improvements	57,468	1,999
Furniture, fixtures and equipment	9,663	885

	72,078	3,121
Accumulated depreciation	(1,749)	(207)

	$70,329	$2,914

5.    Line of Credit

        On October 24, 2002, a subsidiary of the Company entered into a revolving credit facility agreement. The interest rate on borrowings on this facility is LIBOR plus a spread. The maximum amount available under this facility is $12,500, and is subject to limitations based upon qualifying collateral. The facility is available for acquisitions, working capital and general business purposes. The facility is secured by accounts receivable (totaling $19,172, net of allowances of $1,548, as of December 31, 2002) generated at some of the Company's communities and contains covenants such as maintenance of collateral, maintenance of lockbox accounts designed to provide access to the collateral and related collections to lenders, consolidated minimum net worth and certain other financial ratios. Accounts receivable which secure the facility are transferred by our subsidiary operators to a wholly-owned finance subsidiary of ours. In certain circumstances subject to lender and collateral availability, the maximum borrowings under this facility may be increased to $25,000. As of December 31, 2002 zero was outstanding under the facility.

6.    Income Taxes

        Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001, are as follows:

	2002	2001
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$1,671	$1,325
Accrued liabilities	600	—
Net operating loss carry forwards	3,112	168
Book vs. tax depreciation	(163)	1,977
Continuing care contracts	2,235	—
Deferred income	200	—

Net deferred tax asset before valuation allowance	7,655	3,470
Valuation allowance	(7,655)	(3,470)

Net deferred tax asset	$—	$—

        During 2001 some of the Company's subsidiaries were taxable entities separate from Senior Housing and generated net operating loss carryforwards for tax purposes. These subsidiary net operating loss carryforwards total $168 at December 31, 2002, and may be used under certain conditions to reduce the Company's future taxable income. For the year ended December 31, 2002, the Company estimates that it created an additional net operating loss carry forward of $5,347 for tax purposes. Because the Company has a short operating history as a separate company during which it has generated no taxable income, it has fully reserved the value of the net deferred tax asset. As a result, the Company has recorded no income tax benefit for the years ended December 31, 2002 and 2001. The net operating loss carryforwards will expire beginning in 2020, if unused.

        The provision for taxes on net (losses) income differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

	For the years ended December 31,
	2002	2001	2000
Taxes at statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal tax benefit	4.0%	4.0%	4.0%
Non deductible spin-off and merger expenses	(8.4%)	—	—
Other	2.2%	—	—

Effective tax rate	31.8%	38%	38%

Tax valuation allowance	(31.8%)	(38%)	(38%)

7.    Mortgages Payable

        One of the properties acquired by a subsidiary of the Company in October 2002 is encumbered by two mortgage notes secured by first and second deeds of trust. These deeds of trust mortgages are guaranteed by the United States Department of Housing and Urban Development ("HUD"). The property must meet HUD's standards and regulations, and our subsidiary is subject to restrictions as to operating policies, distributions, operating expenditures and maintenance of 32 units as qualified subsidized housing. Monthly payments are required to be made into a replacement reserve fund from which withdrawals are subject to the approval of HUD. In addition, the subsidiary is required to make monthly escrow deposits for taxes and insurance. These mortgage obligations are non-recourse to the Company.

	First Mortgage	Second Mortgage	Total
Principal balance at December 31, 2002	$9,342	$6,434	$15,776

Mortgage premium	220	127	347

Total mortgage payable	$9,562	$6,561	$16,123
Less current portion	(92)	(49)	(141)

Long term portion	$9,470	$6,512	$15,982

Cash interest rate	9.65%	8.00%
Effective interest rate	6.75%	6.75%
Amortization period	40 Years	35 Years
Maturity date	December 2028	November 2033

        Principal payments due under the terms of these mortgages are as follows:

2003	$141
2004	156
2005	170
2006	186
2007	204
Thereafter	14,919

Total	$15,776

        As required by SFAS No. 142, mortgage premiums totaling $412 were established in accounting for the acquisition of the mortgaged property in order to record the assumed mortgages at their estimated fair value. The mortgage premiums will be amortized as a reduction to interest expense over the estimated period the mortgages will remain outstanding. Interest expense on the mortgages was $198 for the year ended December 31, 2002, which is net of mortgage premium amortization of $65.

8.    Continuing Care Contracts

        Long term liabilities as of December 31, 2002, includes $10,681 related to continuing care contracts at some of the communities managed for us by MSLS. These contracts require residents to make advance payments which are recognized as revenues over the periods in which the service obligations are expected to be satisfied, and, to a lesser extent refundable security deposits. Portions of these advances payments are included in restricted cash on the Company's balance sheet.

9.    Leases

        Effective January 1, 2002, the Company entered into a noncancelable lease with Senior Housing for 56 communities. The lease is a "triple-net" lease which requires that the Company pay for all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes. The lease also requires the Company to maintain the communities during the lease term and to indemnify Senior Housing for any liability which may arise from its ownership during the lease term. The lease initially required minimum rent payments to Senior Housing of $7,000 per year and percentage rent starting in 2004. In 2002, the Company ceased to operate one of these leased communities. Pursuant to the lease terms, that community was sold, the net proceeds were paid to Senior Housing and the annual rent was reduced by 10% of the net sales proceeds or $77. The revised annual minimum rent payable to Senior Housing is $6,923. The lease expires on December 31, 2018, and the Company has one renewal option for an additional 15 years.

        On January 11, 2002, the Company entered into a second noncancelable lease with Senior Housing for 31 retirement communities. These communities are managed by MSLS. The lease is a "triple-net" lease which requires that the Company pay for all costs incurred in the operation of the communities, including insurance and real estate taxes. The lease also requires the Company to maintain the communities during the lease term and to indemnify Senior Housing for any liability which may arise from its ownership during the lease term. The lease expires on December 31, 2017, and the Company has two renewal options totaling an additional 15 years.

        In connection with this lease the Company acquired the working capital of the communities which included cash and cash equivalents of $5,482. As described in Note 2, the components of this working capital are controlled by MSLS. The Company also assumed the long term liabilities of the communities which consisted primarily of advance payments received from residents for future services. In accordance with the agreement governing this transaction and the Spin-Off, Senior Housing agreed to fund the excess of the liabilities the Company assumed over the assets acquired. This resulted in a $5,240 cash transfer to the Company from Senior Housing.

        On October 25, 2002, the Company and Senior Housing agreed to modify this lease. Prior to this lease modification, the Company was required to make periodic deposits into an escrow account for future capital expenditures at these 31 leased communities. These deposits were paid to Senior Housing and were recorded as rent expense on the Company's consolidated statement of operations. From the period January 11, 2002 through September 30, 2002, the Company deposited $5,376 into escrow accounts owned by Senior Housing that was recorded as rent expense. As a result of this modification, effective October 1, 2002, the deposits are made into escrow accounts which the Company owns and Senior Housing has a security and remainder interest in these accounts and in all property purchased with funding from these accounts. The amount and use of these escrows are unchanged by this amendment; however, subsequent to September 30, 2002, the Company does not record rent expense as a result of these deposits.

        On October 25, 2002, the Company sold one community to Senior Housing for approximately $12,700, which was the approximate net book value of that community and its estimated fair value at the time of the sale to Senior Housing. On the same day the Company leased this property along with eight other senior living properties from Senior Housing. The lease is a "triple-net" lease and requires that the Company pay for all costs incurred in the operation of the communities, including insurance and real estate taxes. The lease also requires the Company to maintain the communities during the lease term and to indemnify Senior Housing for any liability which may arise from its ownership during the lease term. The lease requires minimum rent payments to Senior Housing of $6,285 per year and percentage rent starting in 2005. The lease expires on December 31, 2019, and the Company has one renewal option for an additional 15 years.

        The future minimum rent required by these three leases as of December 31, 2002, is as follows:

2003	$76,208
2004	76,208
2005	76,208
2006	76,208
2007	76,208
Thereafter	781,573

$1,162,613

10.  Shareholders' Equity

        During 2002, the Company issued 3,823,300 common shares, in an underwritten public offering, for gross proceeds of approximately $28,522. Proceeds received, net of underwriting commissions and other costs, were $26,077.

        On May 7, 2002, the Company issued 1,000 common shares to each of its five directors as part of their annual compensation. The shares were valued at $7.10 per share, which was the closing price of the Company's common shares on the American Stock Exchange on the date of issue.

        The Company reserved 650,000 shares of the Company's common shares under the terms of the 2001 Incentive Share Award Plan (the "Award Plan"). During the year ended December 31, 2002, no common shares were awarded to officers of the Company.

11.  Acquisitions

        In January 2002, the Company entered into a lease with Senior Housing for 31 independent and assisted living communities managed by MSLS. In connection with this transaction, the Company acquired the net working capital of the communities of $6,537, assumed certain long term liabilities totaling $12,202 and received cash from Senior Housing of $5,665. The Company preliminarily allocated the purchase price on the basis of the fair value of assets acquired and liabilities assumed.

        In April 2002, the Company purchased five senior living communities for $45,500 in cash, all of which was allocated to the property and equipment acquired.

        In October 2002, the Company purchased an additional seven senior living communities for $27,000, all of which was allocated to the property and equipment acquired. To finance this purchase, the Company sold one of its existing communities to Senior Housing for approximately $12,700 and assumed $15,798 of mortgage debt, which had a fair value of $16,210. In connection with this transaction, the Company leased another eight senior living communities from Senior Housing.

        Each of these acquisitions has been accounted for using the purchase method of accounting. As such, the results of operations of each of the communities acquired have been included in the

Company's statement of operations from the date of acquisition. No goodwill was recorded related to any of the acquisitions.

        The Company has not yet finalized the purchase accounting with respect to these acquisitions due to certain information that has been unavailable since the date of the transactions.

12.  Pro Forma Information (Unaudited)

        Pro forma operating results assuming commencement of operations as of January 1, 2001, of the 51 communities the Company acquired or leased during 2002, and assuming that the Company's sale of 3,823,000 common shares occurred on January 1, 2001, are as follows:

	2002	2001
	(unaudited)
Revenues	$563,193	$545,662
Expenses	573,688	542,173

Net (loss) income from continuing operations	(10,495)	3,489
Loss from discontinued operations	(2,798)	(867)

Net (loss) income	$(13,293)	$2,622

Weighted average shares outstanding	8,447	8,447

Net (loss) income per share	$(1.57)	$0.31

13.  Discontinued Operations

        During 2002, the Company ceased operations at two leased nursing homes: one community in Phoenix, Arizona, which was leased from Senior Housing; and one community in Campbell, Nebraska, which was leased from that municipality. The Arizona community was closed and subsequently sold by Senior Housing for $770 which caused a $77 reduction in annual minimum rent payable in accordance with the lease terms. The operations of the Nebraska community were assumed by its owner. As of December 31, 2002, substantially all of the Company's assets and liabilities related to these nursing homes have been disposed of and paid, respectively.

        Also in 2002, the Company decided to sell one additional nursing home located in Connecticut. Until this decision, the Company was exploring alternative uses for this property, including the possibility of developing age restricted housing at this community. The Company's decision to abandon these efforts and sell this property resulted in the classification of this community as a discontinued operation in 2002. The shut down of the healthcare operations of this community occurred in 2001 and was accomplished pursuant to an agreement with, and authorization from, the Connecticut Department of Social Services. That agreement provides for certain Medicaid rate adjustments to compensate for shut down losses attributable to Medicaid patients who were residents at the community. The Company recorded a receivable of approximately $1,450 of expected Medicaid rate adjustments for these shut down costs. In November 2002, the Company received a revised notice from the Connecticut Medicaid authorities that rate adjustments totaling about only $512 would be authorized. The remainder of this receivable has been written off by the Company and is included in the loss from discontinued operations for 2002. In addition, during 2002, the Company recorded an asset impairment charge of

$772 related to this community, primarily because of a decline in the value of skilled nursing bed licenses which are held for sale.

        The financial statements for all periods presented have been reclassified to present these three communities as discontinued operations. Below is a summary of the operating results of these communities:

	Year ended December 31,
			Period April 27, 2000 (Inception) through December 31, 2000
	2002	2001
Revenues	$2,655	$8,057	$7,530
Expenses	5,453	8,924	7,232

Net (loss) income	$(2,798)	$(867)	$298

14.  Transactions With Affiliates Other Than Community Leases

        On October 1, 2000, the Company entered into management agreements with FSQ to manage the operations of the communities it then owned. Messrs. Martin and Portnoy, the Company's managing directors, owned FSQ until its merger with the Company, on January 2, 2002. In the merger with FSQ, the Company issued 125,000 shares to each of Messrs. Portnoy and Martin and assumed all of the assets and liabilities of FSQ. During 2001 and 2000, management fees paid to FSQ totaled approximately $11,500 and $5,100, respectively.

        During 2000, HRPT Properties Trust ("HRPT"), an affiliate of Senior Housing, foreclosed on a mortgage with a principal balance outstanding of $2,400 that had been in default. The collateral security for this mortgage was an assisted living community in the vicinity of a nursing home operated by the Company. In November 2000, a subsidiary of the Company purchased this community from HRPT for $2,300, its appraised value.

        Pursuant to the Spin-Off transaction agreement, Senior Housing agreed to contribute $50,000 of net working capital to the Company on December 31, 2001. Amounts were estimated on December 31, 2001, and the transaction agreement provided that a true up of amounts contributed would be completed subsequent to the year end. The amount owed to Senior Housing was approximately $3,300 as of December 31, 2001. This amount was paid to Senior Housing by the Company during 2002.

        Pursuant to the Spin-Off transaction agreement, the Company entered into a shared services agreement with Reit Management and Research, LLC ("RMR"). Messrs. Martin and Portnoy own RMR. RMR performs services for the Company that RMR historically performed for FSQ, Inc. The Company pays RMR a fee equal to 0.6% of revenues. This agreement automatically renews each year unless the Company or RMR decide to cancel the agreement. During 2002, the Company paid RMR $2,990 for services related to this contract.

        As part of the Spin-Off transaction, and in order that HRPT could make a round lot distribution to its shareholders of one for 100 of Company shares which HRPT received as a shareholder of Senior Housing, HRPT acquired 7,000 shares of common stock from the Company for $7.26 per share. This purchase price per share was determined as the average trading price of the Company's shares on the date of the Spin-Off as reported by the American Stock Exchange.

        The Company leases its headquarters from an entity owned by Messrs. Martin and Portnoy. The lease expires in 2011. The rent paid by the Company in 2002 was $539.

15.  Employee Benefit Plan

        During 2001, the Company established an employee savings plan under the provisions of the Internal Revenue Code section 401(k). All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their portion of the plan assets. The Company does not contribute to this plan, but does pay certain expenses of the plan. Plan expenses were $24 and $30 for the years ended December 31, 2002 and 2001, respectively.

16.  Fair Value of Financial Instruments

        The Company's financial instruments are limited to cash and cash equivalents, accounts receivable, accounts payable, continuing care contracts and mortgages payable. The fair value of these financial instruments was not materially different from their carrying values at December 31, 2002 and 2001. The Company's estimates of fair values were based on current market prices and discounted cash flow analysis.

17.  Commitments and Contingencies

        Connecticut Strike Costs.    During 2001, nursing homes that the Company operated in Connecticut were involved in a statewide labor dispute. During a strike, the Company incurred costs to hire temporary staff and provide security services for residents and temporary employees. At about the time of this strike, the Governor of Connecticut and the Connecticut Department of Social Services stated and agreed to adjust Medicaid rates to compensate for a portion of these increased costs. Litigation was brought by the striking union against the Governor and Commissioner of the Department of Social Services, and, on September 13, 2002, the United States District Court for Connecticut issued a declaratory ruling that Medicaid subsidies other than those to reimburse costs incurred to protect the health and safety of residents are violations of federal labor law. The Connecticut Department of Social Services continues to review and process the Company's claims for these adjustments, which total approximately $1,500 as of December 31, 2002. Also, the Company received and recognized as revenue approximately $350 of such payments in 2001. In the event that the Connecticut Department of Social Services determines not to make payments or seeks reimbursement of payments previously made, and the Company's defenses and claims are not fully successful, it may incur related losses from a failure to collect these receivables in the future. The Company intends to vigorously pursue these claims.

        Receivables from Integrated Health Service/Department of Health and Human Services.    During 2000, the Company assumed the operations of 40 nursing homes from Integrated Health Services, Inc. and certain related entities (together "IHS"), a company in bankruptcy, pursuant to a court approved settlement agreement. Because of complex legal and governmental processes necessary to transfer nursing home licenses and Medicare and Medicaid payments, arrangements were agreed for IHS to continue to receive payments from such third party payors for services provided at the nursing homes following our assumption of operations, including an agreement among the Company, IHS and the Secretary of the United States Department of Health and Human Services ("HHS"). These arrangements were approved by the bankruptcy court and generally honored by IHS with respect to approximately $42,000 received by IHS for the Company's account. The Company initially believed IHS had received an additional $2,000 which was due and this amount was included in accounts receivable at September 30, 2002.

        When IHS refused to pay this amount the Company commenced suit in the bankruptcy court in August 2002. Following the filing of the suit settlement discussions were started. In December 2002,

IHS paid approximately $700 of the receivable balance. IHS has asserted that it is only obligated to deliver funds received from third party payors. Recently the Company has begun settlement discussions with HHS concerning the remaining $1,300 of the receivable balance which may not have been paid by HHS. The Company intends to vigorously pursue these claims, but the Company cannot predict the outcome of this litigation, the settlement discussions or its ability to collect amounts which are due from IHS or HHS. If the Company does not collect this claim the uncollected amounts, net of applicable reserves, may be recorded as a loss in future periods.

        Marriott Management Agreements.    Shortly after the Company began to lease the 31 communities managed by MSLS and Marriott, it began to question their financial and operations management. Among other matters, it questioned: (i) whether Marriott's pooled insurance costs were fairly allocated to the communities and to other operations of Marriott; (ii) whether Marriott realized unfair profits by purchasing goods and services for these communities from Marriott affiliated businesses; (iii) whether Marriott and MSLS improperly charged the communities for home office personnel and costs which should have been borne by Marriott and MSLS in return for their management fees; (iv) whether excessive amounts of the 31 communities revenues were retained by MSLS and Marriott as working capital cash and used for other Marriott operations without compensation to the Company; (v) whether deposits received from the communities' residents were improperly retained by Marriott or MSLS and used interest free for Marriott's own purposes; (vi) whether MSLS and Marriott were directing business away from the managed communities to other properties which MSLS operates for its own account; (vii) whether adequate collection procedures were in effect to reduce bad debt expenses or if uncollectable revenues were accrued to inflate management fees; (viii) whether MSLS and Marriott refused to prepare a plan to close a chronically loss producing community in order to continue collecting management fees; and (ix) generally whether the managed communities are being properly marketed and managed. Marriott and MSLS denied that they breached their obligations under the management contracts; however, as result of these inquiries and demand notices from the Company, Marriott has to date paid the Company a total of approximately $2,300.

        In July 2002, Marriott publicly announced its intention to exit the senior living management business and hired an investment bank to auction MSLS. The Company and Senior Housing submitted a combined bid for MSLS, but that bid was not accepted. During this auction process, the Company and Senior Housing asserted that the management contracts require their approval for, or otherwise restricted, the sale of MSLS. Marriott denied this assertion.

        On November 27, 2002, Marriott and MSLS sued the Company and Senior Housing in the Circuit Court for Montgomery County, Maryland. This lawsuit seeks a declaration that Marriott and MSLS have not breached the management contracts, or, if they have breached, that their breaches are not sufficiently material to permit termination of the management contracts. The Company and Senior Housing have answered that there have been material breaches sufficient to terminate the management contracts and have counter-claimed for money damages. A preliminary injunction was issued in this case on January 28, 2003, upon Marriott's and MSLS's request, which prohibits the Company and Senior Housing from terminating the management contracts until completion of the trial. The Company and Senior Housing have appealed the preliminary injunction ruling. No schedule for that appeal has as yet been established. The trial on this case has been preliminarily scheduled for April 2004.

        Also on November 27, 2002, the Company and Senior Housing sued Marriott and MSLS in the Superior Court for Middlesex County, Massachusetts. An amended complaint was filed on January 27, 2003. Among other matters, this lawsuit sought a declaration that the Company and Senior Housing may terminate the management agreements in the event of a sale of MSLS. In December 2002, the Company's and Senior Housing's request for a preliminary injunction to prevent the sale of MSLS until trial was denied. Thereafter, on December 30, 2002, Marriott announced that it has entered an agreement to sell MSLS to Sunrise Assisted Living, Inc. ("Sunrise"). A hearing on the Company's and Senior Housing's request for a preliminary determination of the rights of the parties upon completion of the proposed sale was held on February 21, 2003. At the same February 21 hearing, the court also considered Marriott's and MSLS's motion to dismiss the amended complaint. On March 4, 2003, the Massachusetts Court granted the motion to dismiss. The Company and Senior Housing intend to seek clarification of their rights upon sale of MSLS to Sunrise and are considering whether to appeal the Massachusetts court decision.

        The Company believes that Marriott and MSLS have materially breached the management agreements. The Company also believes that the management agreements may be terminated if MSLS is sold to Sunrise. However, the factual and legal issues involved in this litigation are complex and the final outcome of this litigation cannot be predicted. Also, this litigation is likely to be expensive to conduct and the total amount of this expense cannot be estimated at this time.

        The Company has continued to pay rent for the 31 communities involved in this litigation. If the management contracts are terminated, the Company believes it will be able to operate the communities involved in this litigation. The Company is unable to predict whether MSLS owned by Sunrise will be able to manage these communities or whether that management may adversely affect the Company's ability to meet its financial obligations.

18.  Selected Quarterly Financial Data (Unaudited)

        Following is summary unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 and the period April 27, 2000 (Inception) through December 31, 2000:

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$119,270	$131,278	$132,895	$139,068
Net (loss) income	(3,369)	(7,330)	(2,506)	31
(Loss) earnings per common share	$(0.66)	$(0.87)	$(0.30)	$0.08
	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$53,689	$54,513	$55,949	$57,118
Net (loss) income	(839)	(1,063)	1,238	1,191
(Loss) earnings per common share (1)	$(0.19)	$(0.24)	$0.28	$0.27

(1)
Earnings per share presented as if the shares outstanding at December 31, 2001, were outstanding throughout 2001.

19.  Segment Information

        The Company operates in one reportable segment, which is the business of operating senior living communities, including independent living and congregate care communities, assisted living communities and nursing homes. All operations and assets of the Company are located in the United States.

Independent Auditors' Report

The Board of Directors
Senior Housing Properties Trust:

        We have audited the accompanying combined balance sheet of the Forty-two facilities acquired by Senior Housing Properties Trust from Integrated Health Services, Inc. (Acquired Facilities) as described in note 1 as of December 31, 2000 and the related statement of operations, changes in net equity (deficit) of parent company and cash flows for the year then ended. In connection with our audit of the combined financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These financial statements and the financial statement schedule are the responsibility of the Acquired Facilities' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Acquired Facilities as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Baltimore, Maryland September 13, 2001

FORTY-TWO FACILITIES ACQUIRED BY
SENIOR HOUSING PROPERTIES TRUST FROM
INTEGRATED HEALTH SERVICES, INC.

Combined Balance Sheet (Note 1)

December 31, 2000

(Dollars in thousands)

Assets
Current assets:
Cash and cash equivalents	$4,514
Patient accounts and third-party payor settlements receivable (note 3)	29,266
Other current assets	576

Total current assets	34,356
Equipment less accumulated depreciation of $12	586

$34,942

Liabilities and Net Deficit of Parent Company
Current liabilities:
Accounts payable and accrued expenses (note 4)	$9,499
Due to Senior Housing Properties Trust (note 5)	27,323

Total current liabilities	36,822
Commitments and contingencies (notes 6 and 9)
Net deficit of Parent Company	(1,880)

$34,942

See accompanying notes to combined financial statements.

FORTY-TWO FACILITIES ACQUIRED BY
SENIOR HOUSING PROPERTIES TRUST FROM
INTEGRATED HEALTH SERVICES, INC.

Combined Statement of Operations (Note 1)

Year ended December 31, 2000

(Dollars in thousands)

Total patient service revenues	$135,378

Costs and expenses:
Operating expenses	131,916
Depreciation and amortization	889
Rent (note 6)	9,102
Interest, net	2,053
Loss on settlement of lease and mortgage obligations (note 1)	16,670

Total costs and expenses	160,630

Net loss	($25,252)

See accompanying notes to combined financial statements.

FORTY-TWO FACILITIES ACQUIRED BY
SENIOR HOUSING PROPERTIES TRUST FROM
INTEGRATED HEALTH SERVICES, INC.

Combined Statement of Changes in Net Equity (Deficit) of Parent Company (Note 1)

Year ended December 31, 2000

(Dollars in thousands)

Balance at December 31, 1999	$30,610
Net contributions from (distributions to) Parent	(7,238)
Net loss	(25,252)

Balance at December 31, 2000	($1,880)

See accompanying notes to combined financial statements.

FORTY-TWO FACILITIES ACQUIRED BY
SENIOR HOUSING PROPERTIES TRUST FROM
INTEGRATED HEALTH SERVICES, INC.

Combined Statement of Cash Flows (Note 1)

Year ended December 31, 2000

(Dollars in thousands)

Cash flows from operating activities:
Net loss	($25,252)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on settlement of lease and mortgage obligations	16,670
Depreciation and amortization	889
Increase in patient accounts and third-party payor settlements receivable	(6,642)
Decrease in other current assets	2,081
Decrease in accounts payable	(3,392)

Net cash used by operating activities	(15,646)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,472)

Net cash used by investing activities	(1,472)

Cash flows from financing activities:
Repayments of long-term debt	(137)
Net distributions to parent company	(7,238)
Advances from Senior Housing Properties Trust	27,323

Net cash provided by financing activities	19,948

Increase in cash and cash equivalents	2,830
Cash and cash equivalents, beginning of year	1,684

Cash and cash equivalents, end of year	$4,514

See accompanying notes to combined financial statements.

FORTY-TWO FACILITIES ACQUIRED
BY SENIOR HOUSING PROPERTIES TRUST FROM
INTEGRATED HEALTH SERVICES, INC.
Notes to Combined Financial Statements

December 31, 2000

(Dollars in thousands)

(1)  Background and Basis of Presentation

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

        The combined financial statements of the Acquired Facilities reflect the historical accounts of the skilled nursing facilities, including allocations of general and administrative expenses from the IHS corporate office to the individual facilities. Such corporate office allocations, calculated as a percentage of revenue, are based on determinations that management believes to be reasonable. However, IHS has operated certain other businesses and has provided certain services to the Acquired Facilities, including financial, legal, accounting, human resources and information systems services. Accordingly, expense allocations to the Company may not be representative of costs of such services to be incurred in the future (see note 8).

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

        The financial statements for the period subsequent to July 1, 2000 represent the financial position and results of operations of the Acquired Facilities as described above and give effect to the terms of the aforementioned settlement agreement. Accordingly, as of July 1, 2000, the accounts of the Acquired Facilities no longer include the property, plant and equipment and intangible assets of the facilities conveyed to SNH, related mortgage debt, mortgage interest, and depreciation and amortization of such facilities. The loss on settlement of lease and mortgage obligations of $16,670 represents the carrying value of the tangible and intangible assets of the facilities conveyed to SNH, less the related mortgage debt.

        The operating results of the Acquired Facilities for the six-month period ended June 30, 2000 (prior to the settlement agreement) and the six-month period ended December 31, 2000 are summarized below:

	Six months ended June 30, 2000	Six months ended December 31, 2000	Year ended December 31, 2000
Total patient service revenues	$65,195	70,183	135,378

Costs and expenses:
Operating expenses	63,865	68,051	131,916
Depreciation and amortization	876	13	889
Rent (note 9)	6,323	2,779	9,102
Interest, net	2,053	—	2,053
Loss on settlement	—	16,670	16,670

Total costs and expenses	73,117	87,513	160,630

Loss before income taxes	$(7,922)	(17,330)	(25,252)

(2)  Summary of Significant Accounting Policies

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

        Estimated settlements under third-party payor retrospective rate setting programs (primarily Medicaid) are accrued in the period that related services are rendered. Settlements receivable and related revenues under such programs are based on annual cost reports prepared in accordance with federal and state regulations, which reports are subject to audit and retroactive adjustment. In the opinion of management, adequate provision has been made therefore, and such adjustments in determining final settlements will not have a material effect on financial position or results of operations.

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

  (d) Income Taxes

        The Acquired Facilities are included in the Parent Company's consolidated federal income tax return. The income taxes reported in the Acquired Facilities financial statements are an allocation of income taxes calculated as if the Acquired Facilities were a separate taxpayer, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes.

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

  (e) Net Deficit of Parent Company

        The Parent Company transfers excess cash from and makes working capital advances and corporate allocations to the Acquired Facilities. These advances include amounts to fund cash shortfalls, capital expenditures, advances for accounts payable and amounts paid for employee benefits and other programs administered by the Parent Company. The resulting net balance of the aforementioned transactions, the Parent Company's initial investment in the Acquired Facilities and the cumulative deficit of the Acquired Facilities is classified as Net Deficit of Parent Company in the accompanying balance sheet.

  (f) Business and Credit Concentrations

        The Acquired Facilities' patient services are provided through 42 facilities located in 10 states throughout the United States. The Acquired Facilities generally do not require collateral or other security in extending credit to patients; however, the Acquired Facilities routinely obtain assignments of (or are otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance, and managed care organizations) (see note 3).

  (g) Use of Estimates

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

(3)  Patient Accounts and Third-Party Payor Settlements Receivable

        Patient accounts and third-party payor settlements receivable consist of the following at December 31, 2000:

Patient accounts	$28,996
Third-party payor settlements	13,147

42,143
Allowance for doubtful accounts and contractual adjustments	(12,877)

$29,266

        Patient accounts receivable and third party payor settlements receivable from the Federal government (Medicare) were approximately $14,246 at December 31, 2000. Amounts receivable from various states (Medicaid) were approximately $17,161 at December 31, 2000.

(4)  Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses are summarized as follows at December 31, 2000:

Accounts payable	$5,105
Accrued salaries and wages	3,015
Other accrued expenses	1,379

$9,499

(5)  Due to Senior Housing Properties Trust (SNH)

        Subsequent to July 1, 2000, SNH advanced funds for operating expenses and working capital of the Acquired Facilities and allocated facility rents. Such advances bear no interest (see notes 6 and 8).

(6)  Leases

        The Acquired Facilities leased equipment under short-term operating leases having rental costs of approximately $1,146 in 2000. Leases of facilities were terminated in 2000 as discussed in note 1; however, in accordance with Staff Accounting Bulletin No. 55, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, $2,159 is included in rent expense for the period subsequent to July 1, 2000, representing an allocation of the total estimated fair market rental value of facilities. The annual fair market rental value has been estimated for a combined group of facilities, including the Acquired Facilities, and has been allocated based on the respective total revenues of the facilities.

(7)  Income Taxes

        The Acquired Facilities have been included in the Parent Company's consolidated federal income tax return. No income tax provision or benefit was allocated to the loss before income taxes for the year ended December 31, 2000.

        The amount computed by applying the Federal corporate tax rate of 35% in 2000 to loss before income taxes is summarized as follows:

Income tax computed at statutory rates	$(7,648)
State income taxes, net of Federal tax benefit and nondeductible items	(1,044)
Jobs tax credit	(70)
Valuation allowance adjustment	8,762
$—

        Deferred income tax assets at December 31, 2000, are summarized as follows:

Allowance for doubtful accounts	$(5,018)
Net operating loss carryforwards	(57,627)
Job tax credit carryovers	(254)

Total before valuation allowance	(62,899)
Valuation allowance	62,899

Net deferred tax asset	$—

(8)  Other Related Party Transactions

        Corporate administrative and general expenses (included in operating expenses) represent management fees for certain services, including financial, legal, accounting, human resources and information systems services provided by the Parent Company. Management fees have been provided at approximately 6% of total revenues of each facility.

        Management fees charged by the Parent Company were $4,311 for the nine months ended September 30, 2000, and have been determined based on an allocation of the Parent Company's corporate general and administrative expenses. Such allocation has been made because specific identification of expenses is not practicable. Management believes that this allocation method is reasonable. However, management believes that the Acquired Facilities' corporate administrative and general expenses on a stand-alone basis may have been different had the Acquired Facilities operated as an unaffiliated entity. Management fees charged by an SNH affiliate were $1,773 for the three months ended December 31, 2000.

(9)  Certain Significant Risks and Uncertainties

        The following information is provided in accordance with the AICPA Statement of Position No. 94-6, Disclosure of Certain Significant Risks and Uncertainties.

        The Acquired Facilities and others in the healthcare business are subject to certain inherent risks, including the following:

  •
  Substantial dependence on revenues derived from reimbursement by the Federal Medicare and state Medicaid programs which have been drastically cut in recent years and which entail exposure to various healthcare fraud statutes;

  •
  Government regulations, government budgetary constraints and proposed legislative and regulatory changes; and

  •
  Lawsuits alleging malpractice and related claims.

        Such inherent risks require the use of certain management estimates in the preparation of the Acquired Facilities financial statements and it is reasonably possible that a change in such estimates may occur.

        The Acquired Facilities receives payment for a significant portion of services rendered to patients from the Federal government under Medicare and from the states in which its facilities and/or services are located under Medicaid. The Acquired Facilities operations are subject to a variety of Federal, state and local legal and regulatory risks, including without limitation the federal Anti-Kickback statute and the federal Ethics in Patient Referral Act (so-called Stark Law), many of which apply to virtually all companies engaged in the health care services industry. The Anti-Kickback statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Stark Law prohibits, with limited exceptions, financial relationships between ancillary service providers and referring physicians. Other regulatory risks assumed by the Acquired Facilities and other companies engaged in the health care industry are as follows:

  •
  False Claims—"Operation Restore Trust" is a major anti-fraud demonstration project of the Office of the Inspector General. The primary purpose for the project is to scrutinize the activities of healthcare providers which are reimbursed under the Medicare and Medicaid programs. False claims are prohibited pursuant to criminal and civil statutes and are punishable by imprisonment and monetary penalties.

  •
  Regulatory Requirement Deficiencies—In the ordinary course of business health care facilities receive notices of deficiencies for failure to comply with various regulatory requirements. In some cases, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from participation in the Medicare and Medicaid programs and, in extreme cases, revocation of a facility's license.

  •
  Changes in laws and regulations—Changes in laws and regulations could have a material adverse effect on licensure, eligibility for participation in government programs, permissible activities, operating costs and the levels of reimbursement from governmental and other sources.

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

        The BBA, enacted in August 1997, made numerous changes to the Medicare and Medicaid programs that are significantly affecting the Acquired Facilities. With respect to Medicare, the BBA provides, among other things, for a prospective payment system for skilled nursing facilities. As a result, in 2000 the Acquired Facilities bore the cost risk of providing care inasmuch as they receive specified reimbursement for each treatment regardless of actual cost. With respect to Medicaid, the BBA repeals the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. As a result, states now have considerable flexibility in establishing payment rates and the Management believes many states are moving toward a prospective payment type system for skilled nursing facilities.

        The BBA mandates the establishment of a PPS for Medicare skilled nursing facility services, under which facilities are paid a fixed fee for virtually all covered services. PPS is being phased in over a four-year period, effective January 1, 1999 for the Acquired Facilities. During the first three years, payments will be based on a blend of the facility's historical costs and a pre-determined federal rate. Thereafter, the per diem rates will be based 100% on the federal cost rate. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis. The per diem rate covers (i) all routine inpatient costs currently paid under Medicare Part A, (ii) certain ancillary and other items and services currently covered separately under Medicare Part B on a "pass-through" basis, and (iii) certain capital costs. The Acquired Facilities ability to offer the ancillary services required by higher acuity patients, such as those in its subacute care programs to Medicare beneficiaries, in a cost-effective manner will continue to be critical to the Acquired Facilities services and will affect the profitability. To date the per diem reimbursement rates have generally been significantly less than the amount the Acquired Facilities received on a daily basis under cost based reimbursement, particularly in the case of higher acuity patients. As a result, PPS has had a material adverse impact on the Acquired Facilities' results of operations and financial condition.

        The Acquired Facilities are also subject to malpractice and related claims, which arise in the normal course of business and which could have a significant effect on the Acquired Facilities. As a result, the Acquired Facilities maintained occurrence basis professional and general liability insurance with coverage and deductibles which management believes to be appropriate.

FORTY-TWO FACILITIES ACQUIRED BY
SENIOR HOUSING PROPERTIES TRUST FROM
INTEGRATED HEALTH SERVICES, INC.

Schedule II—Valuation and Qualifying Accounts

For the year ended December 31, 2000

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Additions charged to operating accounts	Deductions (1)	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2000	$8,966	5,001	(1,090)	12,877

(1)
Amounts represent bad debt write-offs

See accompanying independent auditors' report.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Five Star Quality Care, Inc.:

        We have audited the accompanying combined balance sheet of Certain Mariner Post-Acute Network Facilities (Operated by subsidiaries of Mariner Post-Acute Network, Inc.) (the "Facilities"), as defined in Note 1, as of December 31, 2000, and the related combined statements of operations, divisional equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index on page F-47. These financial statements and schedule are the responsibility of the Facilities' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Certain Mariner Post-Acute Network Facilities (Operated by subsidiaries of Mariner Post-Acute Network, Inc.), as defined in Note 1, at December 31, 2000, and the combined results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
September 19, 2001 Boston, Massachusetts

CERTAIN MARINER POST-ACUTE NETWORK FACILITIES
(OPERATED BY SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
(DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

COMBINED BALANCE SHEET

(Dollars in thousands)

December 31, 2000

Assets
Current assets:
Cash and cash equivalents	$2,508
Patient receivables, less allowance for doubtful accounts of $1,834	7,501
Other receivables	3,489
Other current assets	477

Total current assets	13,975
Property and equipment:
Building improvements	4,128
Furniture, fixtures and equipment	635

4,763
Less accumulated depreciation	(3,725)

1,038
Goodwill, net	8,012
Other assets	27

Total assets	$23,052

Liabilities and divisional deficit
Current liabilities:
Accounts payable and accrued expenses	$12,645
Accrued wages and related liabilities	3,570
Due to Senior Housing Properties Trust	5,760
Current portion of unfavorable lease obligations and other non-current liabilities	3,673

Total current liabilities	25,648
Liabilities subject to compromise	7,111
Unfavorable lease obligations and other non-current liabilities	24,980

Total liabilities	57,739
Commitments and contingencies
Divisional deficit	(34,687)

Total liabilities and divisional deficit	$23,052

See accompanying notes.

CERTAIN MARINER POST-ACUTE NETWORK FACILITIES
(OPERATED BY SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
(DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

COMBINED STATEMENT OF OPERATIONS

(Dollars in thousands)

Year ended December 31, 2000

Revenues:
Net patient revenues	$85,128
Other	197

Total revenues	85,325
Expenses:
Salaries, wages and benefits	55,033
Nursing, dietary and other supplies	5,445
Ancillary services	4,077
Facility general and administrative costs	7,205
Allocation of corporate overhead	4,101
Insurance	4,496
Rent	8,748
Depreciation and amortization	1,766
Provision for bad debts	1,758

Total expenses	92,629

Loss from operations	(7,304)
Interest expense	(121)
Interest income	4

Loss before income taxes	(7,421)
Provision for income taxes	—

Net Loss	$(7,421)

See accompanying notes.

CERTAIN MARINER POST-ACUTE NETWORK FACILITIES
(OPERATED BY SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
(DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

COMBINED STATEMENT OF DIVISIONAL EQUITY (DEFICIT)

(Dollars in thousands)

Year ended December 31, 2000

Balance at January 1, 2000	$(29,030)
Contributions from Parent, net	1,764
Net loss	(7,421)

Balance at December 31, 2000	$(34,687)

See accompanying notes.

CERTAIN MARINER POST-ACUTE NETWORK FACILITIES
(OPERATED BY SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
(DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

COMBINED STATEMENT OF CASH FLOWS

(Dollars in thousands)

Year ended December 31, 2000

Operating activities
Net loss	$(7,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,766
Amortization of unfavorable lease obligations and other non-current liabilities	(3,673)
Provision for bad debts	1,758
Increase (decrease) in cash arising from changes in operating assets and liabilities:
Patient receivables	3,567
Other receivables	(3,168)
Other assets	(9)
Accounts payable and accrued expenses	3,007
Accrued wages and related liabilities	(14)
Due to Senior Housing Properties Trust	5,760

Net cash provided by operating activities	1,573

Investing activities
Purchases of property and equipment	(829)

Net cash used in investing activities	(829)

Financing activities
Capital contributions, net	1,764
Net cash provided by financing activities	1,764

Net increase in cash	2,508
Cash at beginning of year	—

Cash at end of year	$2,508

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

        As specified in the Settlement Agreement, certain assets and liabilities reflected on the accompanying combined balance sheet as of December 31, 2000 will remain with Mariner including liabilities subject to compromise, unfavorable lease obligations and goodwill. In connection with the Settlement Agreement, outstanding indebtedness of the Facilities was terminated (see Note 6) and Mariner paid SNH at closing approximately $2,335,000 to settle its obligations for property taxes payable and certain employee accrued liabilities. The aforementioned transaction has not been reflected in the accompanying combined financial statements.

        The Settlement Agreement is contingent upon SNH obtaining licenses and other governmental approvals necessary to operate the Facilities. SNH has applied for all of the required licenses and, as of January 31, 2001, the required licenses for substantially all of these facilities have been received.

2.    Summary of Significant Accounting Policies

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

        Substantially all of the patient revenues and other income received by the Facilities is deposited in and commingled with the Parent's general corporate funds. Certain cash requirements of the Facilities were paid by the Parent and were charged directly to the Facilities. General and administrative costs of the Parent were allocated to the Facilities based upon management's estimate of the actual costs based upon the Facilities' level of operations. The Parent maintains insurance policies for the Facilities for workers' compensation, general and professional liability and employee health and dental insurance (see Note 7). In the opinion of management, the method for allocating Mariner's corporate general and administrative and insurance expenses is reasonable. It is not practicable to estimate additional costs, if any, that would have been incurred if the Facilities were not controlled by Mariner.

Property and equipment

        Property and equipment is presented at cost. Maintenance and repairs are charged to operations as incurred and replacements and significant improvements, which would extend the useful life are capitalized. Depreciation and amortization are expensed over the estimated useful lives of the assets on a straight-line basis as follows:

Building improvements	10—15 years
Furniture, fixtures and equipment	3—15 years

        Depreciation expense related to property and equipment for the year ended December 31, 2000 was approximately $1,307,000.

Goodwill

        Goodwill represents the excess of acquisition cost over the fair market value of net assets acquired in the GranCare Merger. Goodwill of approximately $53,177,000 was recorded at the Facilities and is being amortized on a straight-line basis over 30 years. Management periodically re-evaluates goodwill and makes any adjustments, if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the estimated useful life has changed. Accumulated amortization at December 31, 2000 was approximately $1,159,000. Amortization of goodwill charged to expense was approximately $459,000 for the year ended December 31, 2000.

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

        The impairment loss of long-lived assets, including goodwill, is measured by comparing the carrying amount of the asset to its fair value with any excess of the carrying value over the fair value written off. Fair market value is determined by various valuation techniques including discounted cash flow. No impairment charges were recorded in 2000.

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

        Legislative changes to state or federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by management subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third party payors are reflected in operations at the time of the adjustment or settlement. Medicare revenues represented 21%, and Medicaid revenues represented 55% of net revenues for the year ended December 31, 2000.

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

Income taxes

        The Parent files a consolidated federal income tax return. Throughout the years and periods presented herein, the Facilities' operations were included in the Parent's income tax returns. The income tax provision reported in the combined financial statements is an allocation of the Parent's total income tax provision. The Facilities' allocation was determined based on a calculation of income taxes as if the Facilities were a separate taxpayer, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Income taxes paid was zero for the period presented.

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

Accounts payable and accrued expenses	$6,223
Long-term debt	888

$7,111

6.    Debt

        On December 28, 1990, a mortgage loan agreement was entered into for $15,000,000 with HRPT Properties, secured by two nursing home facilities' (Northwest Health Care Center and River Hills West Health Care Center) land, building and improvements. The interest rate on the note was 11.5%. The loan was repaid in September 1998.

        On March 28, 1992, a loan agreement was entered into with HRPT Properties for the purpose of funding renovations to the Christopher East facility, maturing on January 31, 2013. Advances to AMS Properties, Inc. totaled approximately $883,000 for the year ended December 31, 2000. The loan is interest bearing and principal is payable upon maturity. The interest rate on the note is 13.75%. The Bankruptcy Proceedings are considered an Event of Default as defined in the loan agreement. In consideration of the terms of the Settlement Agreement, the Christopher East note obligation was terminated in July 2000. Interest paid was approximately $60,000 during the year ended December 31, 2000.

7.    Transactions with Affiliates

        Mariner provided various services to the Facilities including, but not limited to, financial, legal, insurance, information systems, employee benefit plans and certain administrative services, as required. The combined financial statements reflect charges for certain corporate general and administrative expenses from Mariner's corporate office to the Facilities. Such corporate charges represent allocations based on determinations management believes to be reasonable (5% of total revenues). Administrative costs charged by Mariner were approximately $2,133,000 for the year ended December 31, 2000. For the year ended December 31, 2000, fees charged by SNH for management services were approximately $1,968,000, all of which have been paid.

        The Facilities participated in the various benefit plans of Mariner, primarily the profit sharing and 401(k) plans. These plans include matching provisions for employee contributions to the 401(k) plan. The financial statements reflect charges for benefits attributable to the Facilities' employees. Such amounts totaled approximately $108,000 for the year ended December 31, 2000.

        Through March 31, 1998, the Facilities participated in a program for insurance of workers' compensation risks through a captive insurance subsidiary of Mariner. Effective March 31, 1998, Mariner purchased a fully-insured workers' compensation policy with no deductible or retention with a catastrophic policy in place to cover any loss above $500,000 per occurrence. Additionally, in 1998 Mariner purchased general and professional liability insurance through a third party. The maximum loss exposure with respect to this policy is $100,000 per occurrence.

        Mariner obtains and provides insurance coverage for health, life and disability, auto, general liability and workers' compensation through its self-insurance and outside insurance programs and allocates to the Facilities based on its estimate of the actual costs incurred on behalf of the Facilities.

Total insurance costs allocated were approximately $2,537,000 for the year ended December 31, 2000. These costs are included in facility general and administrative costs in the accompanying combined statements of operations.

8.    Commitments and Contingencies

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

        Rent expense, net of amortization of unfavorable lease obligation, for all operating leases was approximately $8,748,000 for the year ended December 31, 2000.

        From time to time, the Facilities have been subject to various legal proceedings in the ordinary course of business. In the opinion of management, except as described below, there are currently no proceedings which could potentially have a material adverse effect on the Facilities' financial position or results of operations after taking into account the insurance coverage maintained by Mariner. Although management believes that any of the proceedings discussed below will not have a material adverse impact on the Facilities if determined adversely to the Facilities, given the Facilities' current financial condition, lack of liquidity and the current lack of aggregate limit under Mariner's current GL/PL insurance policy, settling a large number of cases within the Company's $1,000,000 self-insured retention limit could have a material adverse effect on the Facilities.

        On August 26, 1996, a class action complaint was asserted against GranCare in the Denver, Colorado District Court. On March 15, 1998, the Court entered an Order in which it certified a class action in the matter. On June 10, 1998, Mariner filed a Motion to Dismiss all claims and Motion for Summary Judgment Precluding Recovery of Medicaid Funds and these motions were partially granted by the Court on October 30, 1998. Plaintiffs filed a writ with the Colorado Supreme Court and an appeal with the Colorado Court of Appeals. The Supreme Court writ has been denied, the Court of Appeals matter has been briefed and Oral Argument was set for January 18, 2000. In accordance with the Chapter 11 Proceedings and more particularly, Section 362 of the Bankruptcy Code, this matter was stayed on January 18, 2000. However, Mariner did agree to limited relief from the stay in order to allow for certain parts of the appeal to continue. On January 4, 2001, the Court of Appeals reversed the District Court's decision. Mariner is currently considering whether to pursue a request for rehearing and/or appeal to the Colorado Supreme Court. The Company intends to vigorously contest the remaining allegations of class status.

9.    Income Taxes

        The components of the net deferred tax asset at December 31, 2000 are approximately as follows (in thousands):

Deferred tax assets:
Bad debts	$325
Amounts related to property and equipment	1,681
Payroll and benefits	271
Unfavorable lease obligations and other liabilities	11,304
NOL carryforwards	11,878

Total deferred tax assets	25,459
Less valuation allowance	(25,459)

Net deferred tax asset	$—

        The Facilities have established a full valuation allowance, which completely offsets all net deferred tax assets generated from the Facilities' net losses because its future realizability is uncertain. The net change in the valuation allowance was an increase of approximately $2,715,000 at December 31, 2000.

        The provision for income taxes varies from the amount determined by applying the Federal statutory rate to pre-tax loss for the year ended December 31, 2000 as a result of the following:

Federal statutory income tax rate	(34.0)%
Increase (decrease) in taxes resulting from:
State and local taxes, net of federal tax benefits	(4.7)
Permanent book/tax differences, primarily resulting from goodwill amortization	2.1
Change in valuation allowance	36.6

Effective tax rate	—%

10.  Concentrations of Credit Risk

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

11.  Fair Value of Financial Instruments

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

CERTAIN MARINER POST-ACUTE NETWORK FACILITIES
(OPERATED BY SUBSIDIARIES OF MARINER POST-ACUTE NETWORK)
(DEBTOR IN POSSESSION AS OF JANUARY 20, 2000)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Year ended December 31, 2000

Description	Balance at beginning of year	Charged (Credited) to operations	Write-offs/ Recoveries	Other	Balance at end of year
Year ended December 31, 2000:
Allowance for doubtful accounts:	$1,534	$1,758	$(1,458)	$—	$1,834

	$1,534	$1,758	$(1,458)	$—	$1,834

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
By:	/s/ EVRETT W. BENTON Evrett W. Benton President and Chief Executive Officer

Dated: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ EVRETT W. BENTON Evrett W. Benton	President and Chief Executive Officer	March 27, 2003
/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr.	Chief Financial Officer and Treasurer	March 27, 2003
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	March 27, 2003
/s/ GERARD M. MARTIN Gerard M. Martin	Managing Director	March 27, 2003
/s/ BRUCE M. GANS Bruce M. Gans	Director	March 27, 2003
/s/ JOHN L. HARRINGTON John L. Harrington	Director	March 27, 2003
/s/ ARTHUR G. KOUMANTZELIS Arthur G. Koumantzelis	Director	March 27, 2003

CERTIFICATIONS

I, Evrett W. Benton, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Five Star Quality Care, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ EVRETT W. BENTON Evrett W. Benton President and Chief Executive Officer

I, Bruce J. Mackey Jr., certify that:

1.
I have reviewed this Annual Report on Form 10-K of Five Star Quality Care, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr. Treasurer and Chief Financial Officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
WARNING CONCERNING FORWARD LOOKING STATEMENTS
FIVE STAR QUALITY CARE, INC. 2002 FORM 10-K ANNUAL REPORT Table of Contents
PART I
PART II
PART III
Report of Independent Auditors
FIVE STAR QUALITY CARE, INC. CONSOLIDATED BALANCE SHEET ( dollars in thousands, except share data)
FIVE STAR QUALITY CARE, INC. CONSOLIDATED STATEMENT OF OPERATIONS ( dollars in thousands, except per share data)
FIVE STAR QUALITY CARE, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ( dollars in thousands, except share data)
FIVE STAR QUALITY CARE, INC. CONSOLIDATED STATEMENT OF CASH FLOWS ( dollars in thousands)
FIVE STAR QUALITY CARE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ( dollars in thousands, except per share data)
Independent Auditors' Report
Combined Balance Sheet (Note 1) December 31, 2000 (Dollars in thousands)
Combined Statement of Operations (Note 1) Year ended December 31, 2000 (Dollars in thousands)
Combined Statement of Changes in Net Equity (Deficit) of Parent Company (Note 1) Year ended December 31, 2000 (Dollars in thousands)
Combined Statement of Cash Flows (Note 1) Year ended December 31, 2000 (Dollars in thousands)
FORTY-TWO FACILITIES ACQUIRED BY SENIOR HOUSING PROPERTIES TRUST FROM INTEGRATED HEALTH SERVICES, INC. Notes to Combined Financial Statements December 31, 2000 (Dollars in thousands)
Schedule II—Valuation and Qualifying Accounts For the year ended December 31, 2000 (Dollars in thousands)
REPORT OF INDEPENDENT AUDITORS
CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY SUBSIDIARIES OF MARINER POST-ACUTE NETWORK) (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000) COMBINED BALANCE SHEET (Dollars in thousands) December 31, 2000
CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY SUBSIDIARIES OF MARINER POST-ACUTE NETWORK) (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000) COMBINED STATEMENT OF OPERATIONS (Dollars in thousands) Year ended December 31, 2000
CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY SUBSIDIARIES OF MARINER POST-ACUTE NETWORK) (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000) COMBINED STATEMENT OF DIVISIONAL EQUITY (DEFICIT) (Dollars in thousands) Year ended December 31, 2000
CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY SUBSIDIARIES OF MARINER POST-ACUTE NETWORK) (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000) COMBINED STATEMENT OF CASH FLOWS (Dollars in thousands) Year ended December 31, 2000
CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY SUBSIDIARIES OF MARINER POST-ACUTE NETWORK) (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000) NOTES TO COMBINED FINANCIAL STATEMENTS
CERTAIN MARINER POST-ACUTE NETWORK FACILITIES (OPERATED BY SUBSIDIARIES OF MARINER POST-ACUTE NETWORK) (DEBTOR IN POSSESSION AS OF JANUARY 20, 2000) SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands) Year ended December 31, 2000
SIGNATURES
CERTIFICATIONS