Form 10-Q
period 2003-03-31
FIVE STAR QUALITY CARE INC
filed 2003-05-13
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-16817

FIVE STAR QUALITY CARE, INC.

Maryland	04-3516029
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

617-796-8387

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of Common Shares outstanding at May 12, 2003: 8,457,634 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

MARCH 31, 2003

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.                                                              Financial Information

Item 1.  Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,346	$10,270
Accounts receivable, net of allowance of $3,247 and $3,902 at March 31, 2003 and December 31, 2002, respectively	31,060	33,877
Due from Senior Housing Properties Trust	—	62
Prepaid expenses and other current assets	5,201	4,100
Total current assets	42,607	48,309

Property and equipment, net	71,146	70,329
Restricted cash	17,520	13,311
Other long term assets	1,193	1,248
	$132,466	$133,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,087	$19,425
Accrued compensation and benefits	6,296	5,812
Secured revolving credit facility	3,000	—
Mortgages payable	133	141
Accrued real estate taxes	3,111	2,404
Other current liabilities	3,652	6,663
Total current liabilities	34,279	34,445

Long term liabilities:
Mortgages payable	15,933	15,982
Other long term liabilities	19,462	17,723
Total long term liabilities	35,395	33,705

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 8,452,634 shares issued and outstanding at March 31, 2003 and December 31, 2002	84	84
Additional paid-in capital	78,926	78,926
Accumulated deficit	(16,218)	(13,963)
Total shareholders’ equity	62,792	65,047
	$132,466	$133,197

See accompanying notes

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2003	2002

Revenues:
Net revenues from residents	$143,904	$117,792
Interest income	58	146
Total revenues	143,962	117,938

Expenses:
Wages and benefits	66,868	56,734
Other operating expenses	50,469	36,346
Management fee to Marriott Senior Living Services, Inc.	4,315	3,788
Rent to Senior Housing Properties Trust	19,052	17,578
General and administrative	4,448	3,635
Depreciation and amortization	861	183
Interest expense	285	—
Spin off and merger expense	—	2,829
Total expenses	146,298	121,093

Loss from continuing operations before income taxes	(2,336)	(3,155)

Provision for income taxes	—	—

Loss from continuing operations	(2,336)	(3,155)

Income (loss) from discontinued operations	81	(214)

Net loss	$(2,255)	$(3,369)

Weighted average shares outstanding	8,452	5,115

Basic and diluted (loss) income per share from:
Continuing operations	$(.28)	$(.62)
Discontinued operations	.01	(.04)
Net loss per share	$(.27)	$(.66)

See accompanying notes

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,255)	$(3,369)
Adjustments to reconcile net loss to cash used in operating activities:
Spin off and merger expense	—	2,829
Depreciation	861	1,555
Net (income) loss from discontinued operations	(81)	214
Changes in assets and liabilities:
Accounts receivable, net	2,817	2,082
Prepaid expenses and other current assets	(1,118)	(4,399)
Accounts payable and accrued expenses	(1,339)	(4,954)
Accrued compensation and benefits	484	782
Due from Senior Housing Properties Trust	62	2,665
Other current and long term liabilities	(621)	(1,125)
Cash used in operating activities	(1,190)	(3,270)

Cash flows from investing activities:
Transfer of working capital by lease	—	10,722
Change in restricted cash	(4,209)	(2,009)
Furniture, fixtures and equipment purchases	(1,606)	(1,787)
Cash used in investing activities	(5,815)	6,926

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	25,412
Proceeds from borrowings on revolving credit facility	3,000	—
Cash provided by financing activities	3,000	25,412

Net cash provided by (used in) discontinued operations	81	(214)

Change in cash and cash equivalents	(3,924)	28,404
Cash and cash equivalents at beginning of period	10,270	24,943
Cash and cash equivalents at end of period	$6,346	$53,347

Supplemental cash flow information
Cash paid for interest	$487	$—

Non-cash investing and financing activities:
Acquisition of assets by merger	—	(1,052)
Assumption of liabilities by merger	—	2,006
Issuance of common stock for merger	—	1,875
Assumption of assets by lease	—	(12,061)
Assumption of liabilities by lease	—	22,783

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between us and our subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

At March 31, 2003, our business included 105 communities containing 14,140 living units, including 51 primarily independent and assisted living communities containing 9,188 living units and 54 nursing homes containing 4,952 living units.

Note 2.  Income Taxes

Because we have a short operating history as a separate company during which we have generated no taxable income, we have fully reserved the value of our net deferred tax assets.  As a result, we have recorded no income tax benefit for the three month periods ended March 31, 2003 and 2002.

Note 3.  Per Common Share Amounts

Loss per share for the periods ended March 31, 2003 and 2002 is computed using the weighted average number of shares outstanding during the periods.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Note 4.  Acquisitions and Pro Forma Results

In 2002, we leased or acquired 51 retirement communities that contain 9,188 living units.  Had we leased or acquired these communities as of January 1, 2002, on a pro forma basis, our revenues and net loss from continuing operations would have been $138,344 and $(2,647) for the three months ended March 31, 2002.  Loss per share from continuing operations would have been $(0.52) for the three months ended March 31, 2002.   We have not yet finalized the purchase accounting with respect to certain acquisitions due to information that has been unavailable since the date of these transactions.

Note 5.  Accounts Related to Management Agreements with Marriott Senior Living Services, Inc.

Under the terms of the management agreements for our 31 communities managed for us by Marriott Senior Living Services (“MSLS”) we provide MSLS with working capital.  The working capital, which consists primarily of cash and cash equivalents, inventories, trade accounts receivable and accounts payable, is controlled and maintained by MSLS on our behalf.  Accordingly, we include the individual components of working capital for the MSLS managed communities in our consolidated balance sheet.

Also, restricted cash as of March 31, 2003, includes $3,615 escrowed for future capital expenditures, as required by the management agreements with MSLS and $8,960 escrowed related to continuing care contracts for certain MSLS managed communities.  These contracts require residents to make advance payments which are recognized as revenues over the periods in which the service obligations are expected to be satisfied, and, to a lesser extent, refundable security deposits.  Long term liabilities as of March 31, 2003, includes $10,912 related to continuing care contracts at some of the communities managed for us by MSLS.

On or about March 28, 2003, Marriott International, Inc. (“Marriott”) sold MSLS to Sunrise Assisted Living, Inc. (“Sunrise”) and MSLS changed its name to Sunrise Senior Living Services, Inc.

Note 6.  Indebtedness

We have a $12,500 revolving credit facility that is secured by some of our accounts receivable. The amount which may be borrowed is subject to limitations based upon qualifying collateral. The interest rate on borrowings is LIBOR plus a spread.  The facility is available for acquisitions, working capital and general business purposes until October 24, 2005, its maturity date.  As of March 31, 2003, $3,000 was outstanding under the facility, and our interest rate was 4.9%.  After March 31, 2003, we repaid the facility in full and subsequently made additional draws.  As of May 12, 2003, we had $2,000 outstanding under the facility.

One of our communities is encumbered by two mortgage notes secured by first and second deeds of trust in the aggregate amount of $15,731 as of March 31, 2003.  These deeds of trust mortgages are guaranteed by the United States Department of Housing and Urban Development (“HUD”).  These mortgage obligations are non-recourse to us.  As required by SFAS No. 142 “Goodwill and other Intangible Assets”, mortgage premiums totaling $412 were established in accounting for the acquisition of the mortgaged property in order to record the assumed mortgages at their estimated fair value.  As of March 31, 2003, $335 of these mortgage premiums remain unamortized.  The mortgage premiums will be amortized as a reduction to interest expense during the estimated period the mortgages will remain outstanding.  Interest expense on the mortgages was $266 for the three months ended March 31, 2003, which is net of mortgage premium amortization of $87.

Note 7.  Discontinued Operations

During 2001 and 2002, we ceased operations at three nursing homes.  As of March 31, 2003, substantially all of the assets and liabilities related to these nursing homes have been disposed of and paid, respectively.  The financial statements for all periods presented have been reclassified to present these three communities as discontinued operations.  Below is a summary of the operating results of these communities:

	Three months ended March 31,
	2003	2002
Revenues	$81	$1,332
Expenses	—	1,546
Net income (loss)	$81	$(214)

Note 8.  Commitments and Contingencies

Connecticut Strike Costs.  During 2001, nursing homes that we operated in Connecticut were involved in a statewide labor dispute.  During a strike, we incurred costs to hire temporary staff and to provide security services for residents and temporary employees.  At about the time of this strike, the Governor of Connecticut and the Connecticut Department of Social Services stated and agreed to adjust Medicaid rates to compensate for a portion of these increased costs.  Litigation was brought by the striking union against the Governor and Commissioner of the Department of Social Services, and, on September 13, 2002, the United States District Court for Connecticut issued a declaratory ruling that Medicaid subsidies other than those to reimburse costs incurred to protect the health and safety of residents are violations of federal labor law.  The Connecticut Department of Social Services continues to review and process our claims for these adjustments, which total approximately $1,500 as of March 31, 2003.  To date, we have received approximately $350 of such payments.  In the event that the Connecticut Department of Social Services determines not to make payments or seeks reimbursement of payments previously made, and our defenses and claims are not fully successful, we may incur related losses from a failure to collect these receivables in the future.  We intend to vigorously pursue these claims.

Receivables from United States Department of Health and Human Services.    During 2000, we assumed the operations of 40 nursing homes from Integrated Health Services, Inc. and certain related entities (together “IHS”), a company in bankruptcy, pursuant to a court approved settlement agreement.  Because of complex legal and governmental processes necessary to transfer nursing home licenses and Medicare and Medicaid payments, arrangements were agreed upon for IHS to continue to receive payments from such third party payors for services provided at the nursing homes following our assumption of operations, including an agreement among us, IHS and the Secretary of the United States Department of Health and Human Services (“HHS”).  These arrangements were approved by the bankruptcy court and generally honored by IHS with respect to approximately $42,000 received by IHS for our account.  We initially believed IHS had received an additional $2,000 which was due to us.  When IHS refused to pay this amount we commenced suit against IHS in the bankruptcy court in August 2002.  Following the filing of the suit, settlement discussions were started.  In December 2002, IHS paid approximately $700 of the receivable balance.  IHS has asserted that it is only obligated to deliver funds it received from third party payors and that HHS has withheld payments which are due to us.  In March 2003, we commenced suit against HHS concerning the remaining receivable balance.  We intend to vigorously pursue these claims, but we cannot predict the outcome of this litigation.  If we do not collect this claim the uncollected amounts, net of applicable reserves, will be recorded as a loss in future periods.

Marriott Management Agreements.  On or about March 28, 2003, Marriott sold its senior living subsidiary, MSLS, to Sunrise.  MSLS manages 31 senior living communities which we lease from Senior Housing Properties Trust (“Senior Housing”).  Because we have not yet seen the results of Sunrise’s management of these properties, we are unable to predict whether MSLS, as owned by Sunrise, will be able to manage these communities effectively or whether Sunrise’s ownership of MSLS may adversely affect our financial condition and results of operations.

Shortly after we began to lease the 31 communities in January 2002, we began to question financial and operations management provided by MSLS and Marriott.  On November 27, 2002, Marriott and MSLS sued us and Senior Housing in the Circuit Court for Montgomery County, Maryland seeking a declaration that Marriott and MSLS had not breached the management contracts, or, if they have breached, that such breach(es) is (are) not sufficiently material to permit termination of the management contracts.  We and Senior Housing have answered that there have been material breaches sufficient to terminate the management contracts and have counter-claimed for money damages.  A preliminary injunction was issued in this case on January 8, 2003, upon Marriott’s and MSLS’s request, which prohibits us from terminating the management contracts until completion of the trial.  A trial date has been set for April 2004.

Also on November 27, 2002, we and Senior Housing sued Marriott and MSLS in the Superior Court for Middlesex County, Massachusetts.  On January 27, 2003, we and Senior Housing filed an amended complaint, seeking, among other things, a declaration that we and Senior Housing may terminate the management agreements in the event of a sale of MSLS by Marriott.  In December 2002, our and Senior Housing’s request for a preliminary injunction to prevent the sale of MSLS until the trial was denied.  On December 30, 2002, Marriott announced that it had entered an agreement to sell MSLS to Sunrise.  On February 21, 2003, there was a hearing on our and Senior Housing’s request for a preliminary determination of the rights of the parties upon completion of the proposed sale to Sunrise, as well as on a motion by Marriott and MSLS to dismiss the amended complaint.  On March 4, 2003, the Massachusetts court granted the motion to dismiss.  We and Senior Housing have appealed the Massachusetts court decision.

We believe that Marriott and MSLS have materially breached the management agreements.  We also believe that the management agreements may be terminated.  However, the factual and legal issues involved in this litigation are complex and the final outcome of this litigation cannot be predicted.  Also, this litigation is likely to be expensive to conduct and the total amount of this expense cannot be estimated at this time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Key Statistical Data (for the three months ended March 31, 2003 and 2002):

	2003	2002	% Change
Revenues from residents (in 000s)	$143,904	$117,792	+22%
Community expenses (in 000s)	$117,338	$93,080	+26%
Total expenses (in 000s)	$146,298	$121,093	+21%
No. of communities (end of period)	105	85	+20
No. of living units (end of period)	14,140	12,428	+1,712
Occupancy	89%	90%	-1	%pt
Average daily rate	$128	$117	+9%
Revenue per day per available unit	$113	$105	+8%
Percent of revenues from Medicare / Medicaid	36%	39%	-3	%pts
Percent of revenues from private / other resources	64%	61%	+3	%pts

	“Same Store” Communities (communities that we operated continuously since 1/1/02)				Total Portfolio at 3/31/03 (includes data for periods prior to our operation)
	2003	2002	% Change		2003	2002	% Change

Revenues from residents (in 000s)	$58,629	$55,227	+6%		$143,904	$138,810	+4%
Community expenses (in 000s)	$53,966	$50,705	+6%		$117,338	$107,659	+9%
No. of communities (end of period)	54	54	—		105	105	—
No. of living units (end of period)	4,952	4,952	—		14,140	14,140	—
Occupancy	89%	89%	—		89%	90%	-1	%pt
Average daily rate	$147	$139	+6%		$127	$121	+5%
Revenue per day per available unit	$132	$124	+6%		$113	$109	+4%
Percent of revenues from Medicare / Medicaid	80%	79%	+1	%pt	36%	36%	—
Percent of revenues from private / other resources	20%	21%	-1	%pt	64%	64%	—

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

Revenues from residents for the three months ended March 31, 2003, were $143.9 million, an increase of 22% over revenues from residents of $117.8 million for the three months ended March 31, 2002. This increase is attributable primarily to our lease of 31 communities on January 11, 2002, our acquisition of five communities on April 1, 2002, and our acquisition or lease of 15 communities on October 25, 2002.  Revenues from residents at the communities we operated throughout the three months ended March 31, 2003 and 2002 were $58.6 million and $55.2 million, respectively, an increase of 6%.  This increase is due primarily to higher per diem charges to residents offset somewhat by the impact of the October 2002 expirations of certain Medicare payment rates.  Revenues from residents at the 105 communities we operated at March 31, 2003, were $143.9 million for the three months ended 2003, an increase of 4% over revenues from residents of $138.8 million for the three months ended March 31, 2002 (including revenues which relate to periods prior to our operation of some of these communities).  This increase is principally attributable to higher per diem charges to residents offset somewhat by a decline in occupancy.  About 36% of our revenues from residents for the three months ended March 31, 2003, were received from Medicare and Medicaid, compared to 39% for the three months ended March 31, 2002.  This decrease is due to our lease or acquisition of 51 communities during 2002, all of which are focused on services to residents who pay primarily with private resources.

Interest income decreased by $88,000 for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, due to lesser cash balances and lower interest rates in the 2003 period.

Expenses for the three months ended March 31, 2003, were $146.3 million, an increase of 21% over expenses of $121.1 million for the three months ended March 31, 2002. Our wages and benefits costs increased from $56.7 million to $66.9 million, or 18%, primarily due to expenses at the 51 communities we leased or acquired in 2002 as well as increases in workers compensation costs and employee health insurance.  Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, rose from $36.3 million to $50.5 million or 39%, again primarily due to expenses at the 51 communities we leased or acquired in 2002 as well as higher professional and general liability insurance costs.  Management fees related to the 31 communities managed for us by MSLS for the three months ended March 31, 2003, were $4.3 million, an increase of 14% over management fees of $3.8 million for the three months ended March 31, 2002.  This increase is primarily due to our lease of these communities on January 11, 2002.  Rent expense to Senior Housing rose from $17.6 million to $19.1 million, or 9%, due to our lease of the 31 communities on January 11, 2002, as well as the nine communities we leased on October 25, 2002.  Community level operating expenses related to the communities we operated throughout the three months ended March 31, 2003 and 2002, were $53.9 million and $50.7 million, respectively, an increase of 6%.  This increase is principally attributable to higher employee health, workers compensation and professional and general liability insurance costs.  Community level operating expenses at the 105 communities that we operated at March 31, 2003, were $117.3 million for the three months ended March 31, 2003, an increase of 9% over community expenses for the three months ended March 31, 2002 (including expenses which relate to periods prior to our operation at some of these communities).  This increase is again principally attributable to higher employee health, workers compensation and professional and general liability insurance costs.

Our general and administrative expenses for the three months ended March 31, 2003, were $4.4 million, an increase of 22% over general and administrative expenses of $3.6 million for the three months ended March 31, 2002, primarily due to legal and other costs incurred in connection with our litigation with Marriott and MSLS.

Depreciation expense for the three months ended March 31, 2003, was $861,000, an increase of 370% over depreciation expense of $183,000 for the three months ended March 31, 2002.  The increase is attributable to our purchase of 11 communities in the second half of 2002 as well as fixed asset improvements at our leased and owned communities.

Income from discontinued operations for the three months ended March 31, 2003, was $81,000, compared to a loss of $214,000 for the three months ended March 31, 2002.  This increase is attributable to our disposition of these operations in 2002 as well as the recovery of some accounts receivable that were previously written off.

As a result of the factors described above, our net loss for the three months ended March 31, 2003, was $(2.3) million, compared to $(3.4) million the three months ended March 31, 2002.  Our net loss per share for the three months ended March 31, 2003, was $(0.27) compared to $(0.66) for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets at March 31, 2003, were $42.6 million compared to $48.3 million at December 31, 2002.  At March 31, 2003, we had cash and cash equivalents of $6.3 million and $8.7 million available on our revolving credit facility.

We lease 94 communities from Senior Housing under three leases. Our leases with Senior Housing require us to pay a total of $76.2 million of minimum rent annually.  Percentage rent on one of these leases began in 2003 and begins in 2004 for the other two leases. We expect percentage rent to be modest relative to our total rental obligations and it was approximately $15,000 during the three months ended March 31, 2003.  If events of default under the leases occur, Senior Housing has the ability to accelerate our rent payments or terminate the leases.  At May 12, 2003, we believe we are in compliance with the terms of our leases.

Our primary source of cash to fund operating expenses, including rent, principal and interest payments on our mortgage debt and routine capital expenditures, is our revenues from services to residents at our communities. Changes in laws and regulations which impact Medicare or Medicaid rates, on which some of our communities rely, may materially affect our future results.  As described above in “Results of Operations,” in October 2002, certain Medicare payment rates expired resulting in a reduction in our 2003 revenues.  Some of the states in which operate have reduced or are planning to reduce Medicaid funding to address state budget shortfalls.  The magnitude of combined Medicaid rate reductions or any further Medicare rate reductions cannot currently be estimated, but it may be material.  We expect recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance costs, which are affecting the senior living industry, will continue to have a material adverse impact upon our future results of operations.  As discussed in note 8 to our financial statements, a failure by the United States Department of Health and Human Services or the State of Connecticut to

make payments that we believe are due to us would have a material adverse impact upon our future results.  It is also possible that our litigation with Marriott and MSLS and the transfer of the related management agreements, as discussed in note 8 to our financial statements, may have an adverse impact on our financial results or increase our working capital requirements.  Despite these contingencies, however, we believe that a combination of some or all of our efforts to increase revenues, contain or reduce costs, our ability to borrow on the revolving credit facility, our ability to obtain financing from Senior Housing for capital improvements made to communities leased from Senior Housing and the possibility of sales or financings of our owned communities will be sufficient to meet our working capital needs, operating expenses, rent payments to Senior Housing, debt service and capital expenditures in the short term, or next 12 months.

Debt Instruments and Covenants

As more fully described in our Annual Report of Form 10-K for the year ended December 31, 2002, in October 2002, we entered into a revolving credit facility.  The interest rate on borrowings on this facility is LIBOR plus a spread.  The maximum amount available under this facility is $12.5 million, and borrowings are subject to limitations based upon qualifying collateral.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants and events of default requiring the maintenance of collateral, minimum net worth and certain other financial ratios, among other customary provisions.  In certain circumstances and subject to available collateral and lender approvals the maximum amounts which we may draw under this credit agreement may be increased to $25.0 million.  As of March 31, 2003, $3.0 million was outstanding under the facility.  At May 12, 2003, we believe we are in compliance with all applicable covenants under this revolving credit agreement and $2.0 million is outstanding.

As more fully described in our Annual Report of Form 10-K for the year ended December 31, 2002, in connection with an acquisition of one senior living community (229 living units) in 2002, we assumed HUD insured mortgages which totaled $15.7 million at March 31, 2003.  The weighted average interest cost on this debt is 8.98% per year.  Principal and interest is due monthly through 2033.  These mortgages are not recourse to us.  A portion of these mortgages is refinanceable in 2003 and all of this mortgage debt may be refinanced beginning in 2004.  These mortgages contain standard HUD mortgage covenants.  At May 12, 2003, we believe we are in compliance with all material covenants of these mortgages.  Please see note 6 to our Condensed Consolidated Financial Statements for a description of how we have accounted for the mortgages which we believe required interest at above market rates when we acquired this property and these mortgages.

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

Related Party Transactions

In March 2003, Senior Housing terminated a lease for a nursing home facility in St. Joseph, Missouri and evicted the tenant, which was not current in its rent obligations to Senior Housing.  We have been engaged to manage this nursing home until it is re-leased or sold.  We will be paid a management fee of 5% of the gross revenues from this nursing home.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk through our monitoring of available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2002.  Other than as described below we do not now anticipate any significant changes in our exposure to fluctuations in interest rates or in how we manage this risk in the future.

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example:  based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $15.7 million mortgage debt outstanding on March 31, 2003, would increase by about $1.3 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $15.7 million mortgage debt would decline by about $1.1 million.

Our revolving credit facility bears interest at floating rates and matures in October 2005.  As of March 31, 2003, we had $3.0 million outstanding under this revolving credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility are subject to interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but would affect our operating results.  For example, if the maximum amount of our credit facility of $12.5 million were drawn and interest rates decrease or increase by 1% per annum, our interest expense would decrease or increase by $125,000 per year, or $0.02 per share, respectively.  If lesser amounts are outstanding under our credit facility the impact would be less.  If interest rates were to change gradually over time, the impact would be spread over time.

Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

Item 4.  Controls and Procedures

(a)          Within the 90 days prior to the filing date of this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934.  Based upon that evaluation, our President and Chief Executive Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b)         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS REFLECT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED TO OCCUR.  FOR EXAMPLE:

•            THE LARGE RECENT INCREASES IN INSURANCE COSTS AND IN INSURANCE RESERVE CALCULATIONS MAY RECUR RATHER THAN BE EXCEPTIONAL.

•            MEDICARE AND MEDICAID RATES MAY DECLINE MORE THAN WE NOW EXPECT BECAUSE OF FEDERAL AND STATE GOVERNMENT BUDGET DEFICITS OR OTHERWISE.

•            WE MAY BE UNABLE TO CARRY OUT OUR BUSINESS PLAN TO EXPAND OUR OPERATIONS OF COMMUNITIES WHERE RESIDENTS PAY FOR SERVICES WITH PRIVATE RESOURCES BECAUSE WE ARE UNABLE TO LOCATE SUCH EXPANSION OPPORTUNITIES AT PRICES WE ARE WILLING OR ABLE TO PAY.

•            WE MAY BE UNABLE TO COLLECT RECEIVABLE AMOUNTS WHICH WE BELIEVE ARE DUE FROM INTEGRATED HEALTH SERVICES, INC., FROM THE UNITED STATES DEPARTMENT OF HEALTH AND HUMAN SERVICES, OR FROM THE STATE OF CONNECTICUT MEDICAID PROGRAM.

•            WE MAY LOSE OUR PENDING LITIGATION WITH MARRIOTT INTERNATIONAL INC. AND MARRIOTT SENIOR LIVING SERVICES, INC., AS WELL AS OUR APPEAL.

•            THE SALE OF MSLS BY MARRIOTT TO SUNRISE MAY ADVERSELY AFFECT THE OPERATIONS OF THE 31 SENIOR LIVING COMMUNITIES WHICH MSLS MANAGES FOR OUR ACCOUNT; THE REVENUES AT THESE COMMUNITIES MAY DECLINE, THE EXPENSES AT THESE COMMUNITIES MAY INCREASE AND OUR INCOME MAY DECLINE.

SINCE WE BECAME A PUBLIC COMPANY AT THE BEGINNING OF 2002, WE HAVE BEEN UNABLE TO OPERATE PROFITABLY.  FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q MAY IMPLY THAT WE EXPECT TO OPERATE PROFITABLY IN THE FUTURE.  HOWEVER, WE MAY BE UNABLE TO OPERATE PROFITABLY FOR THE REASONS SET FORTH ABOVE OR FOR OTHER REASONS, INCLUDING THOSE CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, UNDER THE SECTION ENTITLED “RISK FACTORS”.  ALTHOUGH WE BELIEVE OUR LIQUIDITY AND CAPITAL RESOURCES TO BE SUFFICIENT TO MEET OUR BUSINESS NEEDS FOR THE NEXT 12 MONTHS, IN FACT THEY MIGHT NOT BE SUFFICIENT FOR US TO CONTINUE IN BUSINESS.  AN INVESTMENT IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK OF LOSS, AND INVESTORS SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS WHICH IMPLY OTHERWISE.

Part II.          Other Information

Item 2.  Changes in Securities and Use of Proceeds

On May 6, 2003, our five directors each received a grant of 1,000 shares of common stock, valued at $1.17 per share, the closing price of the common shares on the American Stock Exchange on May 6, 2003, as part of their annual compensation.  The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits:

99.1                           Certification Required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)         Reports on Form 8-K:

During the first quarter of 2003, we did not file any Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

By: /s/ Evrett W. Benton

Evrett W. Benton
President and Chief Executive Officer
Dated: May 13, 2003

By: /s/ Bruce J. Mackey Jr.

Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer
Dated: May 13, 2003

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Evrett W. Benton
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer