Form 10-Q
period 2003-06-30
FIVE STAR QUALITY CARE INC
filed 2003-08-14
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 001-16817

FIVE STAR QUALITY CARE, INC.

Maryland	04-3516029
(State of Incorporation)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458 617-796-8387

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of registrant’s common shares, outstanding as of August 12, 2003: 8,513,634.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2003

References in this Form 10-Q to “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise noted.

Part I.          Financial Information

Item 1.  Financial Statements

FIVE STAR QUALITY CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,463	$10,270
Accounts receivable, net of allowance of $3,519 and $3,902 at June 30, 2003 and December 31, 2002, respectively	30,976	33,877
Due from Senior Housing Properties Trust	—	62
Prepaid expenses and other current assets	8,842	9,372
Total current assets	44,281	53,581

Property and equipment, net	75,433	70,329
Restricted cash, insurance premiums	6,413	3,800
Restricted cash, other	13,682	4,239
Other long term assets	1,270	1,248
	$141,079	$133,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,255	$19,425
Accrued compensation and benefits	5,489	5,812
Secured revolving credit facility	1,500	—
Due to Senior Housing Properties Trust	5,844	—
Mortgages payable	148	141
Accrued real estate taxes	1,645	2,404
Other current liabilities	3,386	6,663
Total current liabilities	45,267	34,445

Long term liabilities:
Mortgages payable	15,732	15,982
Other long term liabilities	13,946	17,723
Total long term liabilities	29,678	33,705

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 10,000,000 shares authorized, 8,457,634 and 8,452,634 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	84	84
Additional paid-in capital	84,525	78,926
Accumulated deficit	(18,475)	(13,963)
Total shareholders’ equity	66,134	65,047
	$141,079	$133,197

The accompanying notes are an integral part of these financial statements

FIVE STAR QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues:
Net revenues from residents and patients	$142,413	$130,757	$285,925	$248,360
Interest income	77	36	137	182
Total revenues	142,490	130,793	286,062	248,542

Expenses:
Wages and benefits	78,710	71,960	160,750	148,578
Other operating expenses	36,727	36,956	71,711	54,766
Management fee to Sunrise Senior Living, Inc.	4,279	4,267	8,595	8,056
Rent to Senior Housing Properties Trust	19,052	17,476	38,039	33,406
General and administrative	4,169	4,206	8,616	7,929
Depreciation and amortization	965	488	1,826	671
Impairment of assets	—	1,649	—	1,649
Restructuring costs	—	112	—	112
Interest expense	308	—	593	—
Spin off and merger expense, non recurring	—	—	—	2,829
Total expenses	144,210	137,114	290,130	257,996

Loss from continuing operations before income taxes	(1,720)	(6,321)	(4,068)	(9,454)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,720)	(6,321)	(4,068)	(9,454)

Loss from discontinued operations	(357)	(1,009)	(444)	(1,245)

Net loss	$(2,077)	$(7,330)	$(4,512)	$(10,699)

Weighted average shares outstanding	8,456	8,445	8,454	6,644

Basic and diluted loss per share from:
Continuing operations	$(0.20)	$(0.75)	$(0.48)	$(1.42)
Discontinued operations	(0.04)	(0.12)	(0.05)	(0.19)

Net loss per share	$(0.24)	$(0.87)	$(0.53)	$(1.61)

The accompanying notes are an integral part of these financial statements

FIVE STAR QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(4,512)	$(10,699)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,826	671
Net loss from discontinued operations	444	1,245
Spin off and merger expense	—	2,829
Impairment of assets	—	1,649
Changes in assets and liabilities:
Accounts receivable, net	2,901	10,393
Prepaid expenses and other current assets	416	24
Accounts payable and accrued expenses	7,830	5,123
Accrued compensation and benefits	(323)	571
Due from Senior Housing Properties Trust	5,844	(3,418)
Other current and long term liabilities	(2,463)	(1,950)
Cash provided by operating activities	11,963	6,438

Cash flows from investing activities:
Transfer of working capital by lease	—	10,722
Change in restricted cash	(12,056)	(4,011)
Real estate purchases	—	(39,285)
Furniture, fixtures and equipment purchases	(6,770)	(8,734)
Cash used in investing activities	(18,826)	(41,308)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	26,136
Proceeds from borrowings on revolving credit facility	13,500	—
Repayments of borrowings on revolving credit facility	(12,000)	—
Cash provided by financing activities	1,500	26,136

Net cash used in discontinued operations	(444)	(1,245)

Change in cash and cash equivalents	(5,807)	(9,979)
Cash and cash equivalents at beginning of period	10,270	24,943
Cash and cash equivalents at end of period	$4,463	$14,964

Supplemental cash flow information
Cash paid for interest	$838	$—

Non-cash investing and financing activities:
Acquisition of assets by merger	—	(1,052)
Assumption of liabilities by merger	—	2,006
Issuance of common stock for merger	—	1,875
Assumption of assets by lease	—	(12,061)
Assumption of liabilities by lease	—	22,783
Capital contribution	5,593	—
Issuance of common stock	6	—

The accompanying notes are an integral part of these financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share data)

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

On December 31, 2001, Senior Housing Properties Trust (“Senior Housing”) distributed all of our common shares to its shareholders (the “Spin-Off”).  Concurrent with the Spin-Off, we entered into a transaction agreement with Senior Housing and others to govern our initial capitalization and other events related to the Spin-Off, including our agreement to lease the 31 retirement communities now managed by Sunrise Senior Living, Inc. (“Sunrise”).  Pursuant to the transaction agreement, we received the working capital assets and liabilities arising from this leasehold as part of our initial capitalization.  During the second quarter of 2003, we received certain previously unavailable information concerning the contributed working capital, which resulted in a $5,593 increase in net working capital at lease inception.  This amount has been recorded as an additional capital contribution.

At June 30, 2003, our business included 107 communities containing 14,223 living units, including 54 primarily independent and assisted living communities containing 9,346 living units and 53 nursing homes containing 4,877 living units.

Note 2.  Income Taxes

Because we have generated no taxable income, we have fully reserved the value of our net deferred tax assets.  As a result, we have recorded no income tax benefit for the three or six months ended June 30, 2003 and 2002.

Note 3.  Per Common Share Amounts

Loss per share for the periods ended June 30, 2003 and 2002, is computed using the weighted average number of shares outstanding during the periods.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Note 4.  Acquisitions and Pro Forma Results

In 2002, we began leasing or acquired 51 retirement communities that contain 9,188 living units.  Had we began leasing or acquired these communities as of January 1, 2002, on a pro forma basis, our revenues and net loss from continuing operations would have been $139,241 and $277,481 and $(6,098) and $(9,717), respectively, for the three and six months ended June 30, 2002.  Loss per share from continuing operations would have been $(0.92) and $(1.46) for the three and six months ended June 30, 2002.

Note 5.  Accounts Related to Management Agreements with Sunrise Senior Living, Inc.

On or about March 28, 2003, Marriott International, Inc. (“Marriott”) sold Marriott Senior Living Services, Inc. (“MSLS”) to Sunrise.

Under the terms of the management agreements for our 31 communities managed for us by Sunrise we provide

Sunrise with working capital.  The working capital, which consists primarily of cash and cash equivalents, inventories, trade accounts receivable and accounts payable, is controlled and maintained by Sunrise on our behalf.  Accordingly, we include the individual components of working capital for the Sunrise managed communities in our consolidated balance sheet.

Restricted cash as of June 30, 2003, includes $4,708 escrowed for future capital expenditures, as required by the management agreements with Sunrise, and $7,693 escrowed related to continuing care contracts for certain Sunrise managed communities.  These contracts require residents to make advance payments which are recognized as revenues over the periods in which the service obligations are expected to be satisfied or held as refundable security deposits.  Long term liabilities as of June 30, 2003 and December 31, 2002 include $11,592 and $10,681, respectively, related to continuing care contracts at some of the communities managed for us by Sunrise.

Note 6.  Indebtedness

We have a $12,500 revolving credit facility that is secured by some of our accounts receivable. The amount which may be borrowed is subject to limitations based upon qualifying collateral. The interest rate on borrowings is LIBOR plus a spread.  The facility is available for acquisitions, working capital and general business purposes until October 24, 2005, its maturity date.  As of June 30, 2003, $1,500 was outstanding under the facility, and our interest rate was 4.85%.  After June 30, 2003, we repaid the facility in full and subsequently made additional draws.  As of August 12, 2003, we had $7,500 outstanding under the facility.

One of our communities is encumbered by mortgage notes secured by deeds of trust.  These mortgages are guaranteed by the United States Department of Housing and Urban Development (“HUD”) and are non-recourse to us.  Interest expense on the mortgages was $266 and $532 for the three and six months ended June 30, 2003, which is net of amortization of mortgage premiums established in accounting for the acquisition of the mortgaged property of $87 and $174.

Note 7.  Discontinued Operations

During 2001 and 2002, we ceased operations at three nursing homes.  During June 2003, we ceased operations at one additional nursing home.  As of June 30, 2003, substantially all of the assets and liabilities related to these nursing homes have been disposed of and paid, respectively.  The financial statements for all periods presented have been reclassified to present these four communities as discontinued operations.  Below is a summary of the operating results of these communities:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues	$165	$1,083	$543	$2,807
Expenses	522	2,092	987	4,052
Net loss	$(357)	$(1,009)	$(444)	$(1,245)

Note 8.  Commitments and Contingencies

Connecticut Strike Costs.  During 2001, nursing homes that we operated in Connecticut were involved in a statewide labor dispute.  During this strike, we incurred costs to hire temporary staff and to provide security services for residents and temporary employees.  At about the time of this strike, the Governor of Connecticut and the Connecticut Department of Social Services agreed to adjust Medicaid rates to compensate for a portion of these increased costs.  Litigation was brought by the striking union against the Governor and Commissioner of the Department of Social Services, and, on September 13, 2002, the United States District Court for Connecticut issued a declaratory ruling that

Medicaid subsidies other than those to reimburse costs incurred to protect the health and safety of residents are violations of federal labor law.  The Connecticut Department of Social Services continues to review and process our claims for these adjustments, which total approximately $1,500 as of June 30, 2003, which is net of payments received of $350.  In the event that the Connecticut Department of Social Services determines not to make payments or seeks reimbursement of payments previously made, and our defenses and claims are not fully successful, the uncollected amounts, net of applicable reserves will be recorded as a loss in future periods.  We intend to vigorously pursue these claims.

Receivables from United States Department of Health and Human Services.    During 2000, we assumed the operations of 40 nursing homes from Integrated Health Services, Inc. and certain related entities (together “IHS”), a company in bankruptcy, pursuant to a court approved settlement agreement.  Because of complex legal and governmental processes necessary to transfer nursing home licenses and Medicare and Medicaid payments, arrangements were agreed upon for IHS to continue to receive payments from such third party payors for services provided at the nursing homes following our assumption of operations, including an agreement among us, IHS and the Secretary of the United States Department of Health and Human Services (“HHS”).  These arrangements were approved by the bankruptcy court and generally honored by IHS with respect to approximately $42,000 received by IHS for our account.  We initially believed IHS had received an additional $2,000 which was due to us.  When IHS refused to pay this amount we commenced suit against IHS in the bankruptcy court in August 2002.  Following the filing of the suit, settlement discussions were started.  In December 2002, IHS paid approximately $700 of the receivable balance.  IHS has asserted that it is only obligated to deliver funds it received from third-party payors, including HHS, and that HHS has withheld payments which are due to us.  In March 2003, we commenced suit against HHS concerning the remaining receivable balance.  We intend to vigorously pursue these claims, but we cannot predict the outcome of this litigation.  If we do not collect this claim the uncollected amounts, net of applicable reserves, will be recorded as a loss in future periods.

Marriott Management Agreements.  On March 28, 2003, Marriott sold its senior living subsidiary, MSLS, to Sunrise.  MSLS managed 31 senior living communities which we lease from Senior Housing.  Because of the limited period of time that these properties have been operated by Sunrise, it is too soon to predict whether Sunrise will be able to manage these communities effectively or whether that management may adversely affect our financial condition or results of operations.  We are involved in litigation with Marriott and MSLS involving our allegations of breaches by Marriott and MSLS of contracts related to these 31 communities and our rights to terminate these contracts as a result of these breaches, as a result of Marriott’s sale to Sunrise and otherwise.  The factual and legal issues involved in this litigation are complex and the final outcome of this litigation cannot be predicted.  Also, this litigation is likely to be expensive to conduct and the total amount of this expense cannot be estimated at this time.

Note 9.  Subsequent Events

Our previous workers compensation insurance policy expired on June 14, 2003.  For the one year period beginning June 15, 2003, we obtained a new policy from a third-party carrier.  This third-party carrier ceded a portion of the premiums we paid to a new Bermuda based company, Affiliates Insurers Limited, which was organized, capitalized and owned by Reit Management and Research LLC.  On July 15, 2003, we agreed to acquire Affiliates Insurers Limited from Reit Management for an amount equal to Reit Management’s cost of organizing and capitalizing that company, approximately $1,500.  Although this acquisition is subject to approval by our third-party carrier and by the Bermuda Monetary Authority, we expect it will be completed during our 2003 fourth quarter.

During 2002 and 2003, we spent $8,530 on improvements to properties we lease from Senior Housing.  On July 15, 2003, we sold these improvements to Senior Housing at our cost as provided for in our leases.  As a result of this transaction, and in accordance with our leases, our annual minimum rent to Senior Housing was increased by 10% of the sales price, or $853.

During July 2003, we agreed to purchase two nursing home facilities in Michigan from Senior Housing that we lease from Senior Housing for $10,500, their appraised value.  This purchase is subject to our obtaining HUD financing secured by these two properties.  We expect that our total rent obligations to Senior Housing will be reduced by 10% of the net proceeds received by Senior Housing for the facilities we purchase.  We expect this transaction to be completed during our 2003 fourth quarter, but it may be delayed or not occur at all.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Key Statistical Data (for the three and six months ended June 30, 2003 and 2002):

As Reported (includes facilities from the date operations by Five Star commenced):

	Three Months ended 6/30			Six months ended 6/30
	2003	2002	% Change	2003	2002	% Change

Revenues from residents (in 000s)	$142,413	$130,757	9%	$285,925	$248,360	15%
Facility expenses (in 000s)	$115,437	$108,916	6%	$232,465	$203,344	14%
Total expenses (in 000s)	$144,210	$137,114	5%	$290,130	$257,996	13%
No. of facilities (end of period)	107	89	—	107	89	—
No. of living units (end of period)	14,223	13,123	—	14,223	123	—
Occupancy	89%	90%	-1%	89%	90%	-1%
Average daily rate	$124	$122	2%	$125	$116	8%
Revenue per day per available unit	$110	$109	1%	$111	$105	6%
Percent of revenues from Medicare / Medicaid	39%	39%	—	39%	37%	2%
Percent of revenues from Private / Other	61%	61%	—	61%	63%	-2%

“Same Store” Facilities (facilities Five Star operated continuously since April 1, 2002, and January 1, 2002, respectively):

	Three Months ended 6/30			Six months ended 6/30
	2003	2002	% Change	2003	2002	% Change

Revenues from residents (in 000s)	$133,668	$130,665	2%	$115,734	$110,396	5%
Facility expenses (in 000s)	$108,370	$108,790	—	$106,491	$103,820	3%
No. of facilities (end of period)	89	89	—	53	53	—
No. of living units (end of period)	13,062	13,062	—	4,877	4,877	—
Occupancy	90%	88%	2%	89%	89%	—
Average daily rate	$125	$124	—	$147	$140	5%
Revenue per day per available unit	$112	$110	2%	$131	$125	5%
Percent of revenues from Medicare / Medicaid	42%	42%	—	80%	79%	1%
Percent of revenues from Private/ Other	58%	58%	—	20%	21%	-1%

Total Portfolio at 6/30/03 (includes data for periods prior to Five Star operation of certain facilities*):

	Three Months ended 6/30			Six months ended 6/30
	2003	2002	% Change	2003	2002	% Change

Revenues from residents (in 000s)	$143,086	$140,067	2%	$287,918	$278,220	3%
Facility expenses (in 000s)	$115,703	$116,350	-1%	$233,980	$222,506	5%
No. of facilities (end of period)	107	107	—	107	107	—
No. of living units (end of period)	14,223	14,223	—	14,223	14,223	—
Occupancy	89%	90%	-1%	89%	90%	-1%
Average daily rate	$125	$121	3%	$126	$128	-2%
Revenue per day per available unit	$111	$108	3%	$112	$110	2%
Percent of revenues from Medicare / Medicaid	39%	39%	—	39%	38%	1%
Percent of revenues from Private/ Other	61%	61%	—	61%	62%	-1%

*  Based on data provided to us from prior owners.

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

Revenues from residents for the three months ended June 30, 2003, were $142.4 million, an increase of 9% over revenues from residents of $130.8 million for the three months ended June 30, 2002. This increase primarily results from our acquisition or lease of 15 communities on October 25, 2002, and our lease of three communities on May 30, 2003.  Revenues from residents at the communities we operated throughout the three months ended June 30, 2003 and 2002 were $133.7 million and $130.7 million, respectively, an increase of 2%.  This increase is due primarily to higher per diem charges to residents offset somewhat by a reduction in certain Medicare payment rates.  Revenues from residents at the 107 communities we operated at June 30, 2003, were $143.1 million for the three months ended June 30, 2003, an increase of 2% over revenues from residents of $140.1 million for the three months ended June 30, 2002 (including revenues which relate to periods prior to our operation of some of these communities).  This increase is due primarily to higher per diem charges offset somewhat by the impact of the October 2002 expirations of certain Medicare payment rates.  About 39% of our revenues from residents were received from Medicare and Medicaid during each of the 2003 and 2002 periods.

Interest income increased by $41,000 for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, due to earnings on higher restricted cash balances in the 2003 period.

Expenses for the three months ended June 30, 2003, were $144.2 million, an increase of 5% over expenses of $137.1 million for the three months ended June 30, 2002. Our wages and benefits costs increased from $72.0 million to $78.7 million, or 9%, primarily due to expenses at the 18 communities we began to lease or acquired in the second half of 2002 as well as increases in workers compensation and employee health insurance costs.  Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, decreased from $37.0 million to $36.7, million or 0.8%.  This decrease is due to a decline in our costs related to self funded parts of our insurance programs in the second quarter of 2003 offset somewhat by expenses at the 18 communities we began to lease or acquired in the second half of 2002 and in May 2003 as well as higher professional and general liability insurance rates.  Management fees related to the 31 communities managed for us by Sunrise for the three months ended June 30, 2003 and June 30, 2002, were $4.3 million.  Rent expense to Senior Housing rose from $17.5 million to $19.1 million, or 9%, due to additional lease payments for the nine communities we began to lease on October 25, 2002, and the three communities we began to lease on May 30, 2003.  Community level operating expenses related to the communities we operated throughout the three months ended June 30, 2003 and 2002, were $108.4 million and $108.8 million, respectively, a decrease of 0.4%.  This decrease is due to a decline in our costs related to self funded parts of our insurance programs, offset by increases in health, workers compensation and professional and general liability insurance costs.  Community level operating expenses at the 107 communities that we operated at June 30, 2003, were $115.7 million for the three months ended June 30, 2003, a decrease of 1% over community expenses for the three months ended June 30, 2002 (including expenses which relate to periods prior to our operation at some of these communities).  This decrease is due to a decline in our costs related to self funded parts of our insurance programs, offset by increases in health, workers compensation and professional and general liability insurance costs.

Depreciation and amortization expense for the three months ended June 30, 2003, was $965,000 an increase of 98% over depreciation and amortization expense of $488,000 for the three months ended June 30, 2002.  The increase is attributable to our purchase of six communities in the second half of 2002 as well as fixed asset improvements at our leased and owned communities.

Loss from discontinued operations for the three months ended June 30, 2003, was $357,000 compared to a loss of $1.0 million for the three months ended June 30, 2002.  This decrease is attributable to our dispositions of operations in 2002 as well as the recovery of some accounts receivable that were previously written off.

As a result of the factors described above, our net loss for the three months ended June 30, 2003, was $2.1 million, compared to $7.3 million for the three months ended June 30, 2002.  Our net loss per share for the three months ended June 30, 2003, was $0.24 compared to $0.87 for the three months ended June 30, 2002.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Revenues from residents for the six months ended June 30, 2003, were $285.9 million, an increase of 15% over revenues from residents of $248.4 million for the six months ended June 30, 2002. This increase primarily results from our acquisition or lease of 15 communities on October 25, 2002, and our lease of three communities on May 30, 2003.

Revenues from residents at the communities we operated throughout the six months ended June 30, 2003 and 2002 were $115.7 million and $110.4 million, respectively, an increase of 5%.  This increase is primarily due to higher per diem charges to residents offset somewhat by certain Medicare rate reductions in October 2002.  Revenues from residents at the 107 communities we operated at June 30, 2003, were $287.9 million for the six months ended June 30, 2003, an increase of 3% over revenues from residents of $278.2 million for the six months ended June 30, 2002 (including revenues which relate to periods prior to our operation of some of these communities).  This increase is principally attributable to higher per diem charges to residents offset somewhat by the October 2002 Medicare rate reductions as well as slightly lower occupancy.  About 39% of our revenues from residents for the six months ended June 30, 2003, were received from Medicare and Medicaid, compared to 37% for the six months ended June 30, 2002.  This increase is due to higher Medicare census in our nursing homes in 2003 partially offset by our lease or acquisition of 18 communities during the second half of  2002 and 2003, all of which offer services to residents who pay only with private resources.

Interest income decreased by $45,000 for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, due to lower cash balances and lower interest rates in the 2003 period.

Expenses for the six months ended June 30, 2003, were $290.1 million, an increase of 12% over expenses of $258.0 million for the six months ended June 30, 2002. Our wages and benefits costs increased from $148.6 million to $160.8 million, or 8%, primarily due to expenses at the 18 communities we began to lease or acquired in the second half of 2002 as well as increases in workers compensation and employee health insurance costs.  Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased from $54.8 million to $71.7 million, or 31%, primarily due to expenses at the 18 communities we began to lease or acquired in the second half of 2002 and May 2003, as well as higher professional and general liability insurance costs.  Management fees related to the 31 communities managed for us by Sunrise for the six months ended June 30, 2003, were $8.6 million, an increase of 6% over management fees of $8.1 million for the six months ended June 30, 2002.  This increase is primarily due to these communities that we began to lease on January 11, 2002.  Rent expense to Senior Housing rose from $33.4 million to $38.0 million, or 14%, due to additional lease payments for the nine communities we began to lease on October 25, 2002, and the three communities we began to lease on May 30, 2003.  Community level operating expenses related to the communities we operated throughout the six months ended June 30, 2003 and 2002, were $106.5 million and $103.8 million, respectively, an increase of 3%.  This increase principally results from higher employee health, workers compensation and professional and general liability insurance costs, offset by a decline in our costs related to self funded parts of our insurance programs.  Community level operating expenses at the 107 communities that we operated at June 30, 2003, were $233.9 million for the six months ended June 30, 2003, an increase of 5% over community expenses for the six months ended June 30, 2002 (including expenses which relate to periods prior to our operations at some of these communities).  This increase is principally attributable to higher employee health, workers compensation and professional and general liability insurance costs, offset by a decline in our costs related to self funded parts of our insurance programs.

Our general and administrative expenses for the six months ended June 30, 2003, were $8.6 million, an increase of 9% over general and administrative expenses of $7.9 million for the six months ended June 30, 2002, primarily due to legal and other costs incurred in connection with our litigation with Marriott and MSLS.

Depreciation and amortization expense for the six months ended June 30, 2003, was $1.8 million, an increase of 168% over depreciation and amortization expense of  $671,000 for the six months ended June 30, 2002.  The increase is attributable to our purchase of 11 communities in the second half of 2002 as well as fixed asset improvements at our leased and owned communities.

Loss from discontinued operations for the six months ended June 30, 2003, was $444,000, compared to a loss of $1.2 million for the six months ended June 30, 2002.  This decrease is attributable to our dispositions of operations in 2002 as well as the recovery of some accounts receivable that were previously written off.

As a result of the factors described above, our net loss for the six months ended June 30, 2003, was $4.5 million, compared to $10.7 million for the six months ended June 30, 2002.  Our net loss per share for the six months ended June 30, 2003, was $0.53 compared to $1.61 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets at June 30, 2003, were $44.3 million compared to $53.6 million at December 31, 2002.  At June 30, 2003, we had cash and cash equivalents of $4.5 million and $10.3 million available on our revolving credit facility.  As described in Note 1 to our financial statements, in the second quarter of 2003, we received certain previously unavailable information, which resulted in a $5.6 million increase in net working capital at lease inception.  This amount has been recorded as an additional capital contribution.

We lease 97 communities from Senior Housing under three leases. Our leases with Senior Housing require us to pay a total of $76.8 million of minimum rent annually.  Percentage rent on one of these leases began in 2003 and begins in 2004 for the other two leases. We expect percentage rent to be modest relative to our total rental obligations.  For the six months ended June 30, 2003, none was due.  If events of default under the leases occur, Senior Housing has the ability to accelerate our rent payments or terminate the leases.  At August 13, 2003, we believed we were in compliance with the terms of our leases.

Our primary source of cash to fund operating expenses, including rent, principal and interest payments on our mortgage debt and routine capital expenditures, is our revenues from services to residents at our communities. Changes in laws and regulations which impact Medicare or Medicaid rates, on which some of our communities rely, may materially affect our future results.  In October 2002, certain Medicare payment rates expired resulting in a reduction in our revenues.  Some of the states in which we operate have reduced or are planning to reduce Medicaid funding to address state budget shortfalls.  The magnitude of combined Medicaid rate reductions or any further Medicare rate reductions cannot currently be estimated, but it may be material.  We expect recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance costs, which are affecting the senior living industry, will continue to have a material adverse impact upon our future results of operations.  As discussed in note 8 to our financial statements, a failure by the United States Department of Health and Human Services or the State of Connecticut to make payments that we believe are due to us would have a material adverse impact upon our future results.  It is also possible that our litigation with Marriott and MSLS and the transfer of the related management agreements to Sunrise, as discussed in note 8 to our financial statements, may have an adverse impact on our financial results or increase our working capital requirements.  Despite these contingencies, however, we believe that a combination of some or all of our efforts to increase revenues, contain or reduce costs, our ability to borrow on our revolving credit facility, our ability to obtain financing from Senior Housing for capital improvements made to communities leased from Senior Housing and the possibility of sales or financings of our owned communities will be sufficient to meet our working capital needs, operating expenses, rent payments to Senior Housing, debt service and capital expenditures in the short term, or next 12 months.

As described in Note 9 to our financial statements, we have agreed to purchase from Senior Housing certain properties and acquire an insurance company from Reit Management.  We expect to finance these transactions with proceeds we receive from new HUD mortgages and by drawing upon our line of credit.

Debt Instruments and Covenants

As more fully described in our Annual Report of Form 10-K for the year ended December 31, 2002, in October 2002, we entered into a revolving credit facility.  The interest rate on borrowings on this facility is LIBOR plus a spread.  The maximum amount available under this facility is $12.5 million, and borrowings are subject to limitations based upon qualifying collateral.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants and events of default requiring the maintenance of collateral, minimum net worth and certain other financial ratios, and other customary provisions.  In certain circumstances and subject to available collateral and lender approvals the maximum amounts which we may draw under this credit agreement may be increased to $25.0 million.  As of June 30, 2003, $1.5 million was outstanding under the facility.  At August 13, 2003, we believed we were in compliance with all applicable covenants under this revolving credit agreement and $7.5 million is outstanding.

As more fully described in our Annual Report of Form 10-K for the year ended December 31, 2002, in connection with an acquisition of one facility (229 living units) in 2002, we assumed HUD insured mortgages which totaled $15.7 million at June 30, 2003.  The weighted average interest cost on this debt was 8.98% per year.  Principal and interest is due monthly through 2033.  These mortgages contain standard HUD mortgage covenants.  At August 13, 2003, we believed we were in compliance with all material covenants of these mortgages.  As described in Note 9 to our financial statements we have agreed to sell this facility to Senior Housing and to prepay these mortgages.

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

Related Party Transactions

In addition to the transactions described in our 2002 Annual Report of Form 10-K, we have made agreements with related parties as described below.

On May 30, 2003, we leased three assisted living facilities with 171 living units located in Virginia from Senior Housing.  These three properties were added to our lease with Senior Housing of nine independent and assisted living properties.  The annual minimum rent for the 12 properties now included in this lease was increased by $650,000 to $6.9 million.  All other terms of the lease were unchanged.

Our previous workers compensation insurance policy expired on June 14, 2003.  For the one year period beginning June 15, 2003, we obtained a new policy from a third-party carrier.  This third-party carrier ceded a portion of the premiums we paid to a new Bermuda based company, Affiliates Insurers Limited, which was organized, capitalized and owned by Reit Management.  On July 15, 2003, we agreed to acquire Affiliates Insurers Limited from Reit Management for an amount equal to Reit Management’s cost of organizing and capitalizing that company, approximately $1.5 million.  Although this acquisition is subject to approval by our third-party carrier and by the Bermuda Monetary Authority, we expect it will be completed during our 2003 fourth quarter.

During 2002 and 2003, we spent $8.5 million on improvements to properties we lease from Senior Housing.  On July 15, 2003, we sold these improvements to Senior Housing at our cost as provided for in our leases.  As a result of this transaction, and in accordance with our leases, our annual minimum rent to Senior Housing was increased by 10% of the sales price, or $853,000.

During July 2003, we agreed to purchase two nursing home facilities in Michigan from Senior Housing that we lease from Senior Housing for $10.5 million, their appraised value.  This purchase is subject to our obtaining HUD financing secured by these two properties.  We expect that our total rent obligations to Senior Housing will be reduced by 10% of the net proceeds received by Senior Housing for the facilities we purchase.  We expect this transaction to be completed during our 2003 fourth quarter, but it may be delayed or not occur at all.

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

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example, based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $15.7 million mortgage debt outstanding on June 30, 2003, would increase by about $1.3 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of this $15.7 million mortgage debt would decline by about $1.1 million.

Our revolving credit facility bears interest at floating rates and matures in October 2005.  As of June 30, 2003, we had $1.5 million outstanding under this revolving credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility are subject to interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but would affect our operating results.  For example, if the maximum amount of our credit facility of $12.5 million were drawn and interest rates decrease or increase by 1% per annum, our interest expense would decrease or increase by $125,000 per year, or $0.02 per share, respectively.  If lesser amounts are outstanding under our credit facility the impact would be less.  If interest rates were to change gradually over time, the impact would be spread over time.

Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

Item 4.  Controls and Procedures

As of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our President and Chief Executive Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls over financial reporting during the second fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS REFLECT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED TO OCCUR.  FOR EXAMPLE:

•                  THE LARGE RECENT INCREASES IN INSURANCE COSTS AND IN INSURANCE RESERVE CALCULATIONS MAY HAVE A GREATER ADVERSE IMPACT ON OUR BUSINESS THAN WE CURRENTLY ANTICIPATE.

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

•                  WE MAY BE UNABLE TO COLLECT AMOUNTS RECEIVABLE WHICH WE BELIEVE ARE DUE FROM INTEGRATED HEALTH SERVICES, INC., FROM THE UNITED STATES DEPARTMENT OF HEALTH AND HUMAN SERVICES, OR FROM THE STATE OF CONNECTICUT MEDICAID PROGRAM.

•                  WE MAY LOSE OUR PENDING LITIGATION WITH MARRIOTT INTERNATIONAL, INC. AND MARRIOTT SENIOR LIVING SERVICES, INC.

•                  THE SALE OF MSLS BY MARRIOTT TO SUNRISE MAY ADVERSELY AFFECT THE OPERATIONS OF THE 31 SENIOR LIVING COMMUNITIES WHICH MSLS MANAGES FOR OUR ACCOUNT; THE REVENUES AT THESE COMMUNITIES MAY DECLINE, THE EXPENSES AT THESE COMMUNITIES MAY INCREASE AND OUR INCOME MAY DECLINE.

•                  WE MAY BE UNABLE TO COMPLETE OUR PURCHASE OF THE TWO FACILITIES LOCATED IN MICHIGAN FROM SENIOR HOUSING AND THE PURCHASE OF AFFILIATES INSURERS LIMITED FROM REIT MANANGEMENT AND RESEARCH, LLC.

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

On July 15, 2003, our officers, employees and others who provide services to us received grants totaling 56,000 common shares valued at $1.75 per share, the average of the high and low price of our common shares on the American Stock Exchange on July 15, 2003.  All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 6, 2003, Gerard M. Martin and Arthur G. Koumantzelis were re-elected as directors (7,240,556 shares voted for and 626,095 shares withheld with respect to Mr. Martin; 7,285,499 shares voted for and 581,152 shares withheld with respect to Mr. Koumantzelis).  The terms of Messrs. Martin and Koumantzelis will extend until our annual meeting of shareholders in 2006.  Dr. Bruce M. Gans, Mr. Barry M. Portnoy and Mr. John L. Harrington continue to serve as our directors with terms expiring in 2004, 2005 and 2005, respectively.

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits:

10.1                           Form of Restricted Share Agreement.

10.2                           First Amendment to Lease Agreement, dated as of May 30, 2003, by and between SNH CHS Properties Trust and  FVE-CHS LLC.

31.1                           Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2                           Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

32                                    Certification Required by 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)         Reports on Form 8-K:

During the second quarter of 2003, we furnished the following current Report on Form 8-K:

(1)          Current Report on Form 8-K, dated May 13, 2003 (furnished May 13, 2003), furnishing our press release containing our results of operations and financial condition for the quarter ended March 31, 2003 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

By: /s/ Evrett W. Benton

Evrett W. Benton President and Chief Executive Officer Dated: August 13, 2003

By: /s/ Bruce J. Mackey Jr.

Bruce J. Mackey Jr. Treasurer and Chief Financial Officer Dated: August 13, 2003