Form 10-Q
period 2003-09-30
FIVE STAR QUALITY CARE INC
filed 2003-11-13
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-16817

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

Number of registrant’s common shares outstanding as of November 12, 2003: 8,513,633

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

SEPTEMBER 30, 2003

References in this Form 10-Q to “the Company”, “we”, “us”, “our” and “Five Star” refer to Five Star Quality Care, Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.  Financial Statements

FIVE STAR QUALITY CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,359	$10,270
Accounts receivable, net of allowance of $3,993 and $3,902 at September 30, 2003 and December 31, 2002, respectively	29,338	33,877
Deposit for prepayment of mortgage	9,323	—
Due from Senior Housing Properties Trust	—	62
Prepaid expenses and other current assets	12,128	9,372
Total current assets	62,148	53,581

Property and equipment, net	56,562	70,329
Restricted cash, insurance arrangements	6,473	3,800
Restricted cash, other	13,564	4,239
Mortgage note receivable	3,036	—
Other long term assets	2,027	1,248
Total assets	$143,810	$133,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,625	$19,425
Accrued compensation and benefits	10,854	5,812
Due to Senior Housing Properties Trust	5,859	—
Mortgage notes payable	9,376	141
Accrued real estate taxes	5,373	2,404
Other current liabilities	4,228	6,663
Total current liabilities	57,315	34,445

Long term liabilities:
Mortgage notes payable	6,457	15,982
Other long term liabilities	14,971	17,723
Total long term liabilities	21,428	33,705

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01: 10,000,000 shares authorized, 8,513,633 and 8,452,633 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	85	84
Additional paid-in capital	84,622	78,926
Accumulated deficit	(19,640)	(13,963)
Total shareholders’ equity	65,067	65,047
Total liabilities and shareholders’ equity	$143,810	$133,197

See accompanying notes

FIVE STAR QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Net revenues from residents	$147,240	$132,296	$431,959	$380,656
Interest and other income	64	48	201	230
Total revenues	147,304	132,344	432,160	380,886

Expenses:
Wages and benefits	78,591	69,015	234,657	193,445
Other operating expenses	40,357	36,233	115,763	112,540
Management fee to Sunrise Senior Living, Inc.	4,398	4,943	12,990	12,354
Rent to Senior Housing Properties Trust	19,359	19,687	57,403	56,596
General and administrative	4,560	3,620	13,131	11,248
Depreciation and amortization	857	517	2,683	1,240
Impairment of assets	—	—	—	1,648
Restructuring costs	—	10	—	122
Interest expense	231	—	824	—
Spin off and merger expense, non recurring	—	—	—	2,829
Total expenses	148,353	134,025	437,451	392,022

Loss from continuing operations before income taxes	(1,049)	(1,681)	(5,291)	(11,136)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,049)	(1,681)	(5,291)	(11,136)

Loss from discontinued operations	(117)	(825)	(386)	(2,070)

Net loss	$(1,166)	$(2,506)	$(5,677)	$(13,206)

Weighted average shares outstanding	8,505	8,453	8,471	7,254

Basic and diluted loss per share from:
Continuing operations	$(0.12)	$(0.20)	$(0.62)	$(1.54)
Discontinued operations	(0.02)	(0.10)	(0.05)	(0.29)

Net loss per share	$(0.14)	$(0.30)	$(0.67)	$(1.83)

See accompanying notes

FIVE STAR QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,677)	$(13,206)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,683	1,187
Net loss from discontinued operations	386	3,491
Spin off and merger expense	—	2,829
Impairment of assets	—	150
Changes in assets and liabilities:
Decrease in accounts receivable, net	5,320	9,038
Increase in prepaid expenses and other current assets	(5,103)	(1,793)
Increase in amount due from Sunrise Senior Living, Inc.	—	(4,620)
Increase in accounts payable and accrued expenses	2,226	12,092
Increase in accrued compensation and benefits	5,043	177
Increase (decrease) in amount due from Senior Housing Properties Trust	5,859	(2,671)
Increase (decrease) in other current and long term liabilities	2,638	(784)
Cash provided by operating activities	13,375	5,890

Cash flows from investing activities:
Transfer of working capital by lease	—	10,722
Payments on mortgage note receivable	9	—
Deposits into restricted cash accounts	(11,998)	(3,900)
Acquisition of pharmacy	(1,800)	—
Real estate purchases	—	(46,157)
Real estate sales	13,940	—
Furniture, fixtures and equipment sales	7,988	—
Furniture, fixtures and equipment purchases	(10,707)	(4,372)
Cash used in investing activities	(2,568)	(43,707)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	13,500	—
Repayments of borrowings on revolving credit facility	(13,500)	—
Mortgage deposit	(9,323)	—
Proceeds from issuance of common stock, net	—	26,114
Cash (used in) provided by financing activities	(9,323)	26,114

Net cash used in discontinued operations	(386)	(1,235)

Change in cash and cash equivalents	1,089	(12,938)
Cash and cash equivalents at beginning of period	10,270	24,943
Cash and cash equivalents at end of period	$11,359	$12,005

Supplemental cash flow information
Cash paid for interest	$1,109	$—

Non-cash investing and financing activities:
Acquisition of assets by merger	—	(1,052)
Assumption of liabilities by merger	—	2,006
Issuance of common stock for merger	—	1,875
Assumption of assets by lease	—	(12,061)
Assumption of liabilities by lease	—	22,783
Notes exchanged in sale of property	(3,150)	—
Contribution of working capital at lease inception	5,593	—
Issuance of common stock	61	—

See accompanying notes

FIVE STAR QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between Five Star Quality Care, Inc. and its subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

On December 31, 2001, Senior Housing Properties Trust (“Senior Housing”) distributed all of our common shares to its shareholders (the “Spin-Off”).  Concurrent with the Spin-Off, we entered into a transaction agreement with Senior Housing and others to govern our initial capitalization and other events related to the Spin-Off, including our agreement to lease the 31 retirement communities now managed by Sunrise Senior Living, Inc. (“Sunrise”).  Pursuant to the transaction agreement, we received the working capital assets and liabilities arising from this leasehold as part of our initial capitalization.  During the second quarter of 2003, we received certain previously unavailable information concerning the contributed working capital, which resulted in a $5.6 million increase in net working capital at lease inception.  This amount has been recorded as an additional capital contribution.

At September 30, 2003, our senior living business included 106 communities containing 14,081 living units, including 53 primarily independent and assisted living communities containing 9,287 living units and 53 nursing homes containing 4,794 living units.

Note 2.  Income Taxes

Because we have generated no taxable income, we have fully reserved the value of our net deferred tax assets.  As a result, we have recorded no income tax benefit for the three or nine months ended September 30, 2003 and 2002.

Note 3.  Per Common Share Amounts

Loss per share for the periods ended September 30, 2003 and 2002, is computed using the weighted average number of shares outstanding during the periods.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Note 4.  Acquisitions and Pro Forma Results

In 2002, we leased or acquired 51 retirement communities that contain 9,188 living units. Had we leased or acquired these communities as of January 1, 2002, our revenues and net loss from continuing operations, on a pro forma basis, would have been $143.5 million and $417.4 million and $3.2 million and $5.3 million, respectively, for the three and nine months ended September 30, 2002.  Loss per share from continuing operations would have been $(0.21) and $(0.57) for the three and nine months ended September 30, 2002, respectively.

In September 2003, we acquired a pharmacy located in Wisconsin for $1.8 million of cash and an obligation to pay up to an additional $700,000 if certain future operating results of this business are achieved by March 2004.  The pharmacy currently provides services at 11 nursing homes, none of which are owned by us, with approximately 1,250 beds.  Approximately $890,000 of the purchase price was allocated to working capital and the remainder was allocated to goodwill, which is not amortized, and other identifiable intangible assets, which are amortized over their expected economic lives.

Note 5.  Accounts Related to Management Agreements with Sunrise Senior Living, Inc.

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

Restricted cash as of September 30, 2003, includes $5.1 million escrowed for future capital expenditures, as required by the management agreements with Sunrise, and $7.6 million escrowed pursuant to continuing care contracts at certain Sunrise managed communities.  These contracts require residents to make advance payments which are recognized as revenues over the periods in which the service obligations are expected to be satisfied or payments held as refundable security deposits.  Long term liabilities as of September 30, 2003 and December 31, 2002, includes $11.4 million and $10.7 million, respectively, arising from continuing care contracts at some of the communities managed for us by Sunrise.

Note 6.  Indebtedness

We have a $12.5 million revolving credit facility that is secured by some of our accounts receivable. The amount which may be borrowed is subject to limitations based upon qualifying collateral. The interest rate on borrowings is LIBOR plus a spread, totaling 4.7% at September 30, 2003.  The facility is available for acquisitions, working capital and general business purposes until October 24, 2005, its maturity date.  As of September 30, 2003, no amounts were outstanding under the facility.  As of November 12, 2003, we had $5.5 million outstanding under the facility.

One of our communities is encumbered by first and second mortgage notes.  These mortgage notes are guaranteed by the United States Department of Housing and Urban Development (“HUD”) and are non-recourse to us.  Interest expense on the mortgages was $164,000 and $696,000, respectively , for the three and nine months ended September 30, 2003, which is net of amortization of mortgage premiums established in accounting for the acquisition of the mortgaged property of $41,000 and $215,000, respectively.  In accordance with the prepayment provisions of the first mortgage, in August 2003, we deposited $9.3 million with the mortgage trustee.  The mortgage trustee will redeem all of the outstanding notes backed by this mortgage obligation on December 1, 2003 and at that time this mortgage obligation will be satisfied.  This deposit and mortgage are recorded as a current asset and a current liability, respectively, on our condensed consolidated balance sheet as of September 30, 2003.

Note 7.  Discontinued Operations

During 2002, we ceased operations at a nursing home.  In June 2003, we ceased operations at an additional nursing home and in August 2003, we sold an assisted living facility.  As of September 30, 2003, substantially all of the assets and liabilities related to these communities have been disposed of and paid, respectively.  The income statements for all periods presented have been reclassified to present the results of operations of these three communities as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for three and nine month periods ended September 30, 2003 and 2002 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$454	$554	$2,204	$3,362
Expenses	571	1,379	2,590	5,432
Net loss	$(117)	$(825)	$(386)	$(2,070)

Note 7.  Discontinued Operations (continued)

We received $3.5 million, consisting of $350,000 of cash and a $3.2 million six-year mortgage note with 8% interest, for the assisted living facility that we sold in August 2003.  The $1.1 million gain on the sale has been deferred and is expected to be recognized as income over the life of the note in proportion to note principal payments received.

Note 8.  Commitments and Contingencies

Connecticut Strike Costs.  During 2001, we incurred costs to hire temporary staff and to provide security services for residents and temporary employees during a Connecticut labor strike.  At the time of this strike, the Governor of Connecticut and the Connecticut Department of Social Services agreed to adjust Medicaid rates to compensate for a portion of these increased costs.  Litigation was brought by the striking union against the Governor and Commissioner of the Department of Social Services, and, on September 13, 2002, the United States District Court for Connecticut issued a declaratory ruling that Medicaid subsidies other than those to reimburse costs incurred to protect the health and safety of residents are violations of federal labor law.  The Connecticut Department of Social Services continues to review and process our claims for these adjustments, which total approximately $1.5 million as of September 30, 2003, which is net of payments received of $350,000.  In the event that the Connecticut Department of Social Services determines not to make payments or seeks reimbursement of payments previously made, and our defenses and claims are not fully successful, the uncollected amounts, net of applicable reserves will be recorded as a loss in future periods.  We intend to vigorously pursue these claims.

Receivables from United States Department of Health and Human Services.    During 2000, we assumed the operations of 40 nursing homes from Integrated Health Services, Inc. and certain related entities (together “IHS”), a company then in bankruptcy, pursuant to a court approved settlement agreement.  Because of complex legal and governmental processes necessary to transfer nursing home licenses and Medicare and Medicaid payments, arrangements were agreed upon for IHS to continue to receive payments from such third party payors for services provided at the nursing homes following our assumption of operations, including an agreement among us, IHS and the Secretary of the United States Department of Health and Human Services (“HHS”).  These arrangements were approved by the bankruptcy court and generally honored by IHS with respect to approximately $42.0 million received by IHS for our account.  We initially believed IHS had received an additional $2.0 million which was due to us.  When IHS refused to pay this amount we commenced suit against IHS in the bankruptcy court in August 2002.  Following the filing of the suit, settlement discussions were started.  In December 2002, IHS paid approximately $700,000 of the receivable balance.  IHS has asserted that it is only obligated to deliver funds it received from third-party payors, including HHS, and that HHS has withheld payments which are due to us.  In March 2003, we commenced suit against HHS concerning the remaining receivable balance.  We intend to vigorously pursue these claims, but we cannot predict the outcome of this litigation.  If we do not collect this claim the uncollected amounts, net of applicable reserves, will be recorded as a loss in future periods.

Marriott Management Agreements.  On March 28, 2003, Marriott sold its senior living subsidiary, Marriott Senior Living Services, Inc. (“MSLS”), to Sunrise.  MSLS manages 31 senior living communities which we lease from Senior Housing.  Because of the limited period of time that these properties have been operated by Sunrise, it is too soon to predict whether Sunrise will be able to manage these communities effectively or whether Sunrise’s ownership of MSLS may adversely affect our financial condition or results of operations.  We are involved in litigation with Marriott and MSLS involving our allegations of breaches by Marriott and MSLS of contracts related to these 31 communities and our rights to terminate these contracts as a result of these breaches, as a result of Marriott’s sale to Sunrise and otherwise.  The factual and legal issues involved in this litigation are complex and the final outcome of this litigation cannot be predicted.  Also, this litigation is likely to be expensive to conduct and the total amount of this expense cannot be estimated at this time.

Note 9.  Related Party Transactions

In March 2003, Senior Housing terminated a lease for a nursing home in St. Joseph, Missouri and evicted the tenant.   Senior Housing engaged us to manage this nursing home until it is re-leased or sold.  The contracted management fee is 5% of the gross revenues from this nursing home, and this fee totaled $89,000 through September 30, 2003.

Note 9.  Related Party Transactions (continued)

On May 30, 2003, we leased three assisted living facilities with 171 living units located in Virginia from Senior Housing.  These three properties were added to our then existing lease with Senior Housing of nine independent and assisted living properties.  The annual minimum rent for the three properties is $650,000 which brought the total rent for the 12 properties then included in this lease to $6.9 million.

We obtained a workers compensation insurance policy for the year beginning June 15, 2003, from a third-party insurer.  This third-party insurer ceded a portion of the premiums we paid to a Bermuda based company, Affiliates Insurers Limited, which is owned by Reit Management and Research LLC (“Reit Management”).  Reit Management is owned by Barry M. Portnoy and Gerard M. Martin, who are our managing directors.  On July 15, 2003, we agreed to acquire Affiliates Insurers Limited from Reit Management for an amount equal to Reit Management’s cost of organizing and capitalizing that company, approximately $1.5 million.  Although this acquisition is subject to approval by our third-party insurer and by the Bermuda Monetary Authority, we expect it will be completed during our 2004 first quarter.

During 2002 and 2003, we spent $8.4 million on improvements to properties we lease from Senior Housing.  Pursuant to the lease terms, on July 15, 2003, we sold these improvements, which had a net book value of $8.0 million, to Senior Housing, at our original undepreciated cost of $8.4 million.  As a result of this transaction, and in accordance with our leases, our annual minimum rent to Senior Housing increased by 10% of the sales proceeds, or $840,000.  The gain on this transaction will be recognized over the remaining terms of the leases.

During July 2003, we agreed to purchase two nursing homes in Michigan that we lease from Senior Housing for their appraised value of $10.5 million..  This purchase is subject to our obtaining HUD insured financing secured by these two properties.  We expect that our total rent obligations to Senior Housing will be reduced by 10% of the sales price we pay to Senior Housing.  We expect to complete the purchase of one facility late during our 2003 fourth quarter and the other during the first quarter of 2004, but these purchases may be delayed or not occur at all.

On September 30, 2003, we sold an independent and assisted living community in California for $12.3 million to Senior Housing and then leased it.  We and Senior Housing jointly obtained an independent appraisal to determine the purchase price of this property.  This property has been added to our lease with Senior Housing of 12 other properties which extends to 2019.   The annual rent payable on the combined lease to Senior Housing was increased by $1.2 million.  The sale resulted in a gain of $722,000 which will be recognized over the remaining term of the lease.   The total rent for the 13 properties now included in this lease is $8.1 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2002 Annual Report of Form 10-K.

RESULTS OF OPERATIONS

Key Statistical Data (for the Three and Nine Months Ended September 30, 2003 and 2002):

As Reported (includes facilities from the date operations by Five Star commenced):

	Three Months Ended 9/30				Nine Months Ended 9/30
	2003	2002	% Change		2003	2002	% Change

Revenues from residents (in 000s)	$147,240	$132,296	+11%		$431,959	$380,656	+14%
Facility expenses (in 000s)	$118,948	$105,248	+13%		$350,420	$305,985	+15%
Total expenses (in 000s)	$148,353	$134,025	+11%		$437,451	$392,022	+12%
No. of facilities (end of period)	106	89			106	90
No. of living units (end of period)	14,081	12,978			14,081	12,978
Occupancy	89%	89%	—		88%	89%	-1	%pt
Average daily rate	$128	$125	+2%		$127	$120	+6%
Revenue per day per living unit	$114	$111	+3%		$112	$107	+5%
Percent of revenues from Medicare / Medicaid	41%	42%	-1	%pt	40%	42%	-2	%pt
Percent of revenues from Private / Other	59%	58%	+1	%pt	60%	58%	+2	%pt

“Same Store” Facilities (facilities Five Star operated continuously since July 1, 2002, and January 1, 2002, respectively):

	Three Months Ended 9/30				Nine Months Ended 9/30
	2003	2002	% Change		2003	2002	% Change

Revenues from residents (in 000s)	$138,594	$126,799	+9%		$175,725	$168,727	+4%
Facility expenses (in 000s)	$111,963	$111,441	+1%		$161,247	$156,862	+3%
No. of facilities (end of period)	89	89			53	53
No. of living units (end of period)	12,978	12,978			4,794	4,794
Occupancy	89%	89%	—		91%	91%	—
Average daily rate	$131	$120	+9%		$147	$142	+4%
Revenue per day per living unit	$116	$106	+9%		$135	$129	+5%
Percent of revenues from Medicare / Medicaid	44%	43%	+1	%pt	80%	79%	1	%pt
Percent of revenues from Private/ Other	56%	57%	-1	%pt	20%	21%	-1	%pt

Total Portfolio at 9/30/03 (includes data for periods prior to Five Star operation of acquired facilities*):

	Three Months Ended 9/30				Nine Months Ended 9/30
	2003	2002	% Change		2003	2002	% Change

Revenues from residents (in 000s)	$147,240	$142,320	+3%		$433,590	$415,831	+4%
Facility expenses (in 000s)	$118,978	$115,404	+3%		$351,334	$333,947	+5%
No. of facilities (end of period)	106	106			106	106
No. of living units (end of period)	14,081	14,081			14,081	14,081
Occupancy	89%	91%	-2	%pts	89%	91%	-2	%pt
Average daily rate	$128	$124	+3%		$127	$123	+3%
Revenue per day per living unit	$114	$110	+4%		$113	$108	+5%
Percent of revenues from Medicare / Medicaid	41%	39%	+2	%pts	40%	38%	+2	%pt
Percent of revenues from Private/ Other	59%	61%	-2	%pts	60%	62%	-2	%pt

*  Based on data provided to us from prior owners.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

Revenues from residents for the three months ended September 30, 2003, were $147.2 million, an increase of 11% over revenues from residents of $132.3 million for the three months ended September 30, 2002. This increase primarily results from our acquisition or lease of 15 communities on October 25, 2002, and our lease of three communities on May 30, 2003.  Revenues from residents at the communities we operated throughout the three months ended September 30, 2003 and 2002 were $138.6 million and $126.8 million, respectively, an increase of 9%.  This increase is due primarily to higher per diem charges to residents, partially offset by a reduction in certain Medicare payment rates.  Revenues from residents at the 106 communities we operated at September 30, 2003, were $147.2 million for the three months ended September 30, 2003, an increase of 3% over revenues from residents of $142.3 million for the three months ended September 30, 2002 (including revenues which relate to periods prior to our operation of the communities we acquired).  This increase is due primarily to higher per diem charges, partially offset by the impact of the October 2002 expirations of certain Medicare payment rates and a slight decline in occupancy.  About 41% and 42% of our revenues from residents were received from Medicare and Medicaid combined during the 2003 and 2002 periods, respectively.

Interest and other income increased by $16,000 for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, due to earnings on higher restricted cash balances in the 2003 period as well as interest earned on a note receivable received from the sale of one facility.

Expenses for the three months ended September 30, 2003, were $148.4 million, an increase of 11% over expenses of $134.0 million for the three months ended September 30, 2002. Our wages and benefits costs increased from $69.0 million to $78.6 million, or 14%, primarily due to expenses at the 18 communities we began to operate in the second half of 2002 and in 2003, as well as increases in workers compensation and employee health insurance costs.  Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased from $36.2 million to $40.4, million or 11%.  This increase is primarily due to expenses at the 18 communities we began to operate in the second half of 2002 and in 2003, as well as higher professional and general liability insurance costs.  Management fees related to the 31 communities managed for us by Sunrise for the three months ended September 30, 2003 and September 30, 2002, were $4.4 million and $4.9 million, respectively.  This decrease is a result of lower incentive management fees due to a decline in operating profits at these managed facilities.  Rent expense to Senior Housing decreased from $19.7 million to $19.4 million, or 2%, primarily due to a lease modification entered into on October 1, 2002, partially offset by rents for nine communities we began to lease on October 25, 2002, and the three communities we began to lease on May 30, 2003.  Community level operating expenses related to the communities we operated throughout the three months ended September 30, 2003 and 2002, were $112.0 million and $111.4 million, respectively, an increase of 1%.  This increase is primarily due to increases in health, workers compensation and professional and general liability insurance costs.  Community level operating expenses at the 106 communities that we operated at September 30, 2003, were $119.0 million for the three months ended September 30, 2003, an increase of 3% over community operating expenses of $115.4 million for the three months ended September 30, 2002 (including expenses which relate to periods prior to our operation of the communities we acquired).  This increase is primarily due to increases in salaries as well as increases in health, workers compensation and professional and general liability insurance costs.

Our general and administrative expenses for the three months ended September 30, 2003, were $4.6 million, an increase of 28% over general and administrative expenses of $3.6 million for three months ended September 30, 2002, primarily due to costs resulting from our increased operations and to legal and other costs incurred in connection with our litigation with Marriott and MSLS.

Depreciation and amortization expense for the three months ended September 30, 2003, was $857,000, an increase of 66% over depreciation and amortization expense of $517,000 for the three months ended September 30, 2002.  The increase is attributable to our purchase of seven communities in the second half of 2002 as well as capitalized improvements to our leased and owned communities which increased our depreciable assets.

Loss from discontinued operations for the three months ended September 30, 2003, was $117,000 compared to a loss of $825,000 for the three months ended September 30, 2002.  This decrease is attributable to our dispositions of  these operations as well as the recovery of some accounts receivable that were previously written off.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of the factors described above, our net loss for the three months ended September 30, 2003, was $1.2 million, compared to $2.5 million for the three months ended September 30, 2002.  Our net loss per share for the three months ended September 30, 2003, was $0.14 compared to $0.30 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Revenues from residents for the nine months ended September 30, 2003, were $432.0 million, an increase of 14% over revenues from residents of $380.7 million for the nine months ended September 30, 2002. This increase primarily results from our acquisition or lease of 15 communities on October 25, 2002, and our lease of three communities on May 30, 2003.  Revenues from residents at the communities we operated throughout the nine months ended September 30, 2003 and 2002 were $175.7 million and $168.7 million, respectively, an increase of 4%.  This increase is primarily due to higher per diem charges to residents, partially offset by certain Medicare rate reductions in October 2002.  Revenues from residents at the 106 communities we operated at September 30, 2003, were $433.6 million for the nine months ended September 30, 2003, an increase of 4% over revenues from residents of $415.8 million for the nine months ended September 30, 2002 (including revenues which relate to periods prior to our operation of the communities we acquired).  This increase is principally attributable to higher per diem charges to residents, partially offset by the October 2002 Medicare rate reductions and a slight decline in occupancy.  About 40% of our revenues from residents for the nine months ended September 30, 2003, were received from Medicare and Medicaid combined, compared to 42% for the nine months ended September 30, 2002.

Interest and other income decreased by $29,000 for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, due to lower cash balances and lower interest rates in the 2003 period, partially offset by interest earned on a note receivable received from a facility sale.

Expenses for the nine months ended September 30, 2003, were $437.5 million, an increase of 12% over expenses of $392.0 million for the nine months ended September 30, 2002. Our wages and benefits costs increased from $193.4 million to $234.7 million, or 21%, primarily due to expenses at the 18 communities we began to operate since October 2002, as well as increases in workers compensation and employee health insurance costs.  Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased from $112.5 million to $115.8 million, or 3%, primarily due to expenses at the 18 communities we began to operate since October 2002, as well as higher professional and general liability insurance costs.  Management fees related to the 31 communities managed for us by Sunrise for the nine months ended September 30, 2003, were $13.0 million, an increase of 5% over management fees of $12.4 million for the nine months ended September 30, 2002.  This increase is primarily because these arrangements commenced on  January 11, 2002, and the 2003 period includes 11 more days than the 2002 period.  Rent expense to Senior Housing rose from $56.6 million to $57.4 million, or 1%, primarily due to additional lease payments for the nine communities we began to lease on October 25, 2002, and the three communities we began to lease on May 30, 2003, partially offset by a lease modification entered into on October 1, 2002.  Community level operating expenses related to the communities we operated throughout the nine months ended September 30, 2003 and 2002, were $161.2 million and $156.9 million, respectively, an increase of 3%.  This increase principally results from increases in salaries as well as increases in employee health, workers compensation and professional and general liability insurance costs, partially offset by a decline in the costs related to the self funded parts of our insurance programs.  Community level operating expenses at the 106 communities that we operated at September 30, 2003, were $351.3 million for the nine months ended September 30, 2003, an increase of 5% over community expenses of $333.9 million for the nine months ended September 30, 2002 (including expenses which relate to periods prior to our operations of the communities we acquired).  This increase is due to increases in salaries as well as increases in health, workers compensation and professional and general liability insurance costs.

Our general and administrative expenses for the nine months ended September 30, 2003, were $13.1 million, an increase of 17% over general and administrative expenses of $11.2 million for the nine months ended September 30, 2002, primarily due to costs arising from the increase in the number of communities which we operated and to legal and other costs incurred in connection with our litigation with Marriott and MSLS.

Depreciation and amortization expense for the nine months ended September 30, 2003, was $2.7 million, an increase of 116% over depreciation and amortization expense of  $1.2 million for the nine months ended September 30, 2002. The increase is attributable to our purchase of six communities since October 2002 as well as capitalized improvements at our leased and owned communities which increased our depreciable assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loss from discontinued operations for the nine months ended September 30, 2003, was $386,000, compared to a loss of $2.1 million for the nine months ended September 30, 2002.  This decrease is attributable to our dispositions of operations as well as the recovery of some accounts receivable that were previously written off.

As a result of the factors described above, our net loss for the nine months ended September 30, 2003, was $5.7 million, compared to $13.2 million for the nine months ended September 30, 2002.  Our net loss per share for the nine months ended September 30, 2003, was $0.67 compared to $1.83 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets at September 30, 2003, were $62.1 million compared to $53.6 million at December 31, 2002.  At September 30, 2003, we had cash and cash equivalents of $11.4 million and no amounts were outstanding on our revolving credit facility.

We lease 96 communities from Senior Housing under three leases. Our leases with Senior Housing require us to pay a total of $70 million of minimum rent annually.  Percentage rent on one of these leases began in 2003 and begins in 2004 for the other two leases.  If events of default under any of these leases occur, Senior Housing has the ability to accelerate our rent payments and terminate all of these leases.  At November 12, 2003, we believe we are in compliance with the terms of these leases.

Our primary source of cash to fund operating expenses, including rent, principal and interest payments on our mortgage debt and routine capital expenditures, is our revenues from services to residents at our communities. Changes in laws and regulations which impact Medicare or Medicaid rates, on which some of our communities rely, may materially affect our future results.  In October 2002, certain Medicare payment rates expired resulting in a reduction in our revenues.  Some of the states in which we operate have reduced or are planning to reduce Medicaid funding to address state budget shortfalls.  The magnitude of combined Medicaid rate reductions and any further Medicare rate reductions cannot currently be estimated, but it may be material.  We expect recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance costs, which are affecting the senior living industry, will continue to have a material adverse impact upon our future results of operations.  As discussed in note 8 to our financial statements, a failure by the United States Department of Health and Human Services or the State of Connecticut to make payments that we believe are due to us would have a material adverse impact upon our future results.  It is also possible that our litigation with Marriott and MSLS and the transfer of the related management agreements to Sunrise, as discussed in note 8 to our financial statements, may have an adverse impact on our financial results or increase our working capital requirements.  Despite these contingencies, however, we believe that a combination of our efforts to increase revenues and contain costs, our ability to borrow on our revolving credit facility, our ability to obtain financing from Senior Housing for capital improvements made to communities leased from Senior Housing and the possibility of sales or financings of our owned communities will be sufficient to meet our working capital needs, operating expenses, rent payments to Senior Housing, debt service and capital expenditures for the next 12 months.

As described in Note 9 to our financial statements, we have agreed to purchase from Senior Housing certain properties and acquire an insurance company from Reit Management.  We expect to finance these transactions with proceeds we receive from new HUD insured mortgages and by drawing under our line of credit.

Debt Instruments and Covenants

As more fully described in our Annual Report of Form 10-K for the year ended December 31, 2002, in October 2002, we entered into a revolving credit facility.  The interest rate on borrowings under this facility is LIBOR plus a spread, totaling 4.7% as of September 30, 2003.  The maximum amount available under this facility is $12.5 million, and borrowings are subject to limitations based upon qualifying collateral.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants and events of default requiring the maintenance of collateral, minimum net worth and certain other financial ratios, and other customary provisions.  In certain circumstances and subject to available collateral and lender approvals the maximum amounts which we may

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

draw under this credit agreement may be increased to $25.0 million.  As of September 30, 2003, no amounts were outstanding under the facility.  At November 12, 2003, we believe we are in compliance with all applicable covenants under this revolving credit agreement and $5.5 million is outstanding.

As more fully described in our Annual Report of Form 10-K for the year ended December 31, 2002, in connection with our acquisition of one facility (229 living units) in 2002, we assumed HUD insured mortgage notes which totaled $15.7 million at September 30, 2003.  The weighted average interest cost on this debt was 8.98% per year.  Principal and interest is due monthly through 2033.  These mortgage notes contain standard HUD mortgage covenants.  At November 12, 2003, we believe we are in compliance with all applicable covenants of these mortgages.  As described in Note 6 to our financial statements, in accordance with the prepayment provisions of the first mortgage, in August 2003, we deposited $9.3 million with the mortgage trustee.  The mortgage trustee will redeem all of the outstanding notes backed by our mortgage obligation on December 1, 2003 and at that time this mortgage obligation will be satisfied.

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

In March 2003, Senior Housing terminated a lease for a nursing home in St. Joseph, Missouri and evicted the tenant.   Senior Housing engaged us to manage this nursing home until it is re-leased or sold.  The contracted management fee is 5% of the gross revenues from this nursing home, and this fee totaled $89,000 through September 30, 2003.

On May 30, 2003, we leased three assisted living facilities with 171 living units located in Virginia from Senior Housing.  These three properties were added to our then existing lease with Senior Housing of nine independent and assisted living properties.  The annual minimum rent for the three properties is $650,000 which brought the total rent for the 12 properties then included in this lease to $6.9 million.

We obtained a workers compensation insurance policy for the year beginning June 15, 2003, from a third-party insurer.  This third-party insurer ceded a portion of the premiums we paid to a Bermuda based company, Affiliates Insurers Limited, which is owned by Reit Management.  Reit Management is owned by Barry M. Portnoy and Gerard M. Martin, who are our managing directors.  On July 15, 2003, we agreed to acquire Affiliates Insurers Limited from Reit Management for an amount equal to Reit Management’s cost of organizing and capitalizing that company, approximately $1.5 million.  Although this acquisition is subject to approval by our third-party insurer and by the Bermuda Monetary Authority, we expect it will be completed during our 2004 first quarter.

During 2002 and 2003, we spent $8.4 million on improvements to properties we lease from Senior Housing.  Pursuant to these lease terms, on July 15, 2003, we sold these improvements, which had a net book value of $8.0 million, to Senior Housing, at our original undepreciated cost of $8.4 million.   As a result of this transaction, and in accordance with our leases, our annual minimum rent to Senior Housing increased by 10% of the sales proceeds, or $840,000.  The gain on this transaction will be recognized over the remaining terms of the leases.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During July 2003, we agreed to purchase two nursing home facilities in Michigan that we lease from Senior Housing for their appraised value of $10.5 million.  This purchase is subject to our obtaining HUD insured financing secured by these two properties.  We expect that our total rent obligations to Senior Housing will be reduced by 10% of the sales price we pay to Senior Housing.  We expect to complete the purchase of one facility late during our 2003 fourth quarter and the other during the first quarter of 2004, but these purchases may be delayed or not occur at all.

On September 30, 2003, we sold an independent and assisted living community in California for $12.3 million to Senior Housing and then leased it.  We and Senior Housing jointly obtained an independent appraisal to determine the purchase price of this property.  This property has been added to our lease with Senior Housing of 12 other properties which extends to 2019.   The annual rent payable on the combined lease to Senior Housing was increased by $1.2 million.  The sale resulted in a gain of $722,000 which will be recognized over the remaining term of the lease.  The total rent for the 13 properties now included in this lease is $8.1 million.

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

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example, based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $15.7 million mortgage debt outstanding on September 30, 2003, would increase by about $1.3 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of this $15.7 million mortgage debt would decline by about $1.1 million.

Our revolving credit facility bears interest at floating rates and matures in October 2005.  As of September 30, 2003, we had no amounts outstanding under this revolving credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility are subject to interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but would affect our operating results.  For example, if the maximum amount of our credit facility of $12.5 million were drawn and interest rates decrease or increase by 1% per annum, our interest expense would decrease or increase by $125,000 per year, or $0.02 per share, respectively.  If lesser amounts are outstanding under our credit facility the impact would be less.  If interest rates were to change gradually over time, the impact would be spread over time.

Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

Item 4.  Controls and Procedures

As of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting during the third fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, REFERRED TO HEREIN, CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REGARD OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR DIRECTORS OR OUR OFFICERS, BUT THEY ARE NOT GUARANTEED TO PROVE ACCURATE.  FOR EXAMPLE:

•            THE LARGE RECENT INCREASES IN INSURANCE COSTS AND IN INSURANCE RESERVE CALCULATIONS MAY HAVE A GREATER ADVERSE IMPACT ON OUR BUSINESS THAN WE CURRENTLY ANTICIPATE,

•            MEDICARE AND MEDICAID RATES MAY DECLINE MORE THAN WE NOW EXPECT BECAUSE OF FEDERAL AND STATE GOVERNMENT BUDGET DEFICITS OR OTHERWISE,

•            WE MAY BE UNABLE TO CARRY OUT OUR BUSINESS PLAN TO EXPAND OUR OPERATIONS OF COMMUNITIES WHERE RESIDENTS PAY FOR SERVICES WITH PRIVATE RESOURCES BECAUSE WE ARE UNABLE TO LOCATE SUCH EXPANSION OPPORTUNITIES AT PRICES WE ARE WILLING OR ABLE TO PAY,

•            WE MAY BE UNABLE TO COLLECT AMOUNTS RECEIVABLE WHICH WE BELIEVE ARE DUE FROM INTEGRATED HEALTH SERVICES, INC., FROM THE UNITED STATES DEPARTMENT OF HEALTH AND HUMAN SERVICES, OR FROM THE STATE OF CONNECTICUT MEDICAID PROGRAM,

•            THE SALE OF MSLS BY MARRIOTT TO SUNRISE MAY ADVERSELY AFFECT THE OPERATIONS OF THE 31 SENIOR LIVING COMMUNITIES WHICH MSLS MANAGES FOR OUR ACCOUNT; THE REVENUES AT THESE COMMUNITIES MAY DECLINE, THE EXPENSES AT THESE COMMUNITIES MAY INCREASE AND OUR INCOME MAY DECLINE,

•            WE MAY LOSE OUR PENDING LITIGATION WITH MARRIOTT INTERNATIONAL, INC. AND MARRIOTT SENIOR LIVING SERVICES, INC, AND

•            WE MAY BE UNABLE TO COMPLETE OUR PURCHASE OF THE TWO FACILITIES LOCATED IN MICHIGAN FROM SENIOR HOUSING AND THE PURCHASE OF AFFILIATES INSURERS LIMITED FROM REIT MANAGEMENT.

WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “PREDICT” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THESE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION:

•                THE IMPACT ON US OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES),

•                COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN SENIOR HOUSING AND HEALTHCARE INDUSTRIES,

•                CHANGES IN FINANCING TERMS, AND

•                COMPETITION WITHIN THE SENIOR HOUSING AND HEALTHCARE INDUSTRIES, AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.

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

PART II. Other Information

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Second Amendment to Lease Agreement dated as of September 30, 2003 by and between SNH CHS Properties Trust and FVE CHS LLC. (filed herewith)

10.2	Partial Termination of Lease and Sublease dated as of June 5, 2003 by and between SPTIHS Properties Trust, Five Star Quality Care Trust and Five Star Quality Care – GA, LLC. (filed herewith)

31.1	Certification Required by Rule 13a-14(a) / 15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification Required by Rule 13a-14(a) / 15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

(b)	Reports on Form 8-K:

During the third quarter of 2003, we furnished the following current Reports on Form 8-K:

(1) Current Report on Form 8-K, dated August 13, 2003, furnishing our press release containing our results of operations and financial condition for the quarter ended June 30, 2003 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

By: /s/ Evrett W. Benton
Evrett W. Benton President and Chief Executive Officer Dated: November 13, 2003

By: /s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr. Treasurer and Chief Financial Officer Dated: November 13, 2003