Form 10-Q/A
period 2003-09-30
FIVE STAR QUALITY CARE INC
filed 2003-11-14
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10 Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “10-Q”) for the purpose of correcting typographical errors.  The amounts contained in the line items titled increase in prepaid expenses and other current assets and cash provided by operating activities of our unaudited Condensed Consolidated Statement of Cash Flows as of September 30, 2003 and the calculation of percentage increase of depreciation and amortization expense for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 in Management’s Discussion and Analysis of Financial Condition and Results of Operations were inadvertently incorrect.  While the errors were not material, we thought it was appropriate to correct them.  Except as noted above, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, remains as originally filed with the Securities and Exchange Commission on November 13, 2003.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q/A

SEPTEMBER 30, 2003

References in this Form 10-Q/A to “the Company”, “we”, “us”, “our” and “Five Star” refer to Five Star Quality Care, Inc. and its consolidated subsidiaries, unless otherwise noted.

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

See accompanying notes

FIVE STAR QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,677)	$(13,206)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,683	1,187
Net loss from discontinued operations	386	3,491
Spin off and merger expense	—	2,829
Impairment of assets	—	150
Changes in assets and liabilities:
Decrease in accounts receivable, net	5,320	9,038
Increase in prepaid expenses and other current assets	(5,112)	(1,793)
Increase in amount due from Sunrise Senior Living, Inc.	—	(4,620)
Increase in accounts payable and accrued expenses	2,226	12,092
Increase in accrued compensation and benefits	5,043	177
Increase (decrease) in amount due from Senior Housing Properties Trust	5,859	(2,671)
Increase (decrease) in other current and long term liabilities	2,638	(784)
Cash provided by operating activities	13,366	5,890

Cash flows from investing activities:
Transfer of working capital by lease	—	10,722
Payments on mortgage note receivable	9	—
Deposits into restricted cash accounts	(11,998)	(3,900)
Acquisition of pharmacy	(1,800)	—
Real estate purchases	—	(46,157)
Real estate sales	13,940	—
Furniture, fixtures and equipment sales	7,988	—
Furniture, fixtures and equipment purchases	(10,707)	(4,372)
Cash used in investing activities	(2,568)	(43,707)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	13,500	—
Repayments of borrowings on revolving credit facility	(13,500)	—
Mortgage deposit	(9,323)	—
Proceeds from issuance of common stock, net	—	26,114
Cash (used in) provided by financing activities	(9,323)	26,114

Net cash used in discontinued operations	(386)	(1,235)

Change in cash and cash equivalents	1,089	(12,938)
Cash and cash equivalents at beginning of period	10,270	24,943
Cash and cash equivalents at end of period	$11,359	$12,005

Supplemental cash flow information
Cash paid for interest	$1,109	$—

Non-cash investing and financing activities:
Acquisition of assets by merger	—	(1,052)
Assumption of liabilities by merger	—	2,006
Issuance of common stock for merger	—	1,875
Assumption of assets by lease	—	(12,061)
Assumption of liabilities by lease	—	22,783
Notes exchanged in sale of property	(3,150)	—
Contribution of working capital at lease inception	5,593	—
Issuance of common stock	61	—

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

Depreciation and amortization expense for the nine months ended September 30, 2003, was $2.7 million, an increase of 125% over depreciation and amortization expense of  $1.2 million for the nine months ended September 30, 2002. The increase is attributable to our purchase of six communities since October 2002 as well as capitalized improvements at our leased and owned communities which increased our depreciable assets.

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

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q, AS AMENDED BY AMENDMENT NO. 1 ON FORM 10-Q/A, AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, REFERRED TO HEREIN, CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REGARD OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR DIRECTORS OR OUR OFFICERS, BUT THEY ARE NOT GUARANTEED TO PROVE ACCURATE.  FOR EXAMPLE:

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

•                THE IMPACT ON US OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES),

•                COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN SENIOR HOUSING AND HEALTHCARE INDUSTRIES,

•                CHANGES IN FINANCING TERMS, AND

•                COMPETITION WITHIN THE SENIOR HOUSING AND HEALTHCARE INDUSTRIES, AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.

SINCE WE BECAME A PUBLIC COMPANY AT THE BEGINNING OF 2002, WE HAVE BEEN UNABLE TO OPERATE PROFITABLY.  FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, AS AMENDED BY AMENDMENT NO. 1 ON FORM 10-Q/A, MAY IMPLY THAT WE EXPECT TO OPERATE PROFITABLY IN THE FUTURE.  HOWEVER, WE MAY BE UNABLE TO OPERATE PROFITABLY FOR THE REASONS SET FORTH ABOVE OR FOR OTHER REASONS, INCLUDING THOSE CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, UNDER THE SECTION ENTITLED “RISK FACTORS”.  ALTHOUGH WE BELIEVE OUR LIQUIDITY AND CAPITAL RESOURCES TO BE SUFFICIENT TO MEET OUR BUSINESS NEEDS FOR THE NEXT 12 MONTHS, IN FACT THEY MIGHT NOT BE SUFFICIENT FOR US TO CONTINUE IN BUSINESS.  AN INVESTMENT IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK OF LOSS, AND INVESTORS SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS WHICH IMPLY OTHERWISE.

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

FIVE STAR QUALITY CARE, INC.

By: /s/ Evrett W. Benton
Evrett W. Benton President and Chief Executive Officer Dated: November 14, 2003

By: /s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr. Treasurer and Chief Financial Officer Dated: November 14, 2003