Form 10-K
period 2003-12-31
FIVE STAR QUALITY CARE INC
filed 2004-03-29
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐  No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $12.7 million based on the $1.51 closing price per common share on the American Stock Exchange on June 30, 2003.   For purposes of this calculation, an aggregate of 283,582.6 common shares held by the directors and officers of the registrant and have been included in the number of shares held by affiliates, which includes 35,000 common shares held by Senior Housing Properties Trust.

Number of the registrant’s Common Shares outstanding as of March 24, 2004: 8,514,634.

References in this Annual Report on Form 10-K to the “Company,” “Five Star”, “FVE”, “we”, “us” or “our” include Five Star Quality Care, Inc., and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled for May 11, 2004.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

OUR ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REGARD OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR DIRECTORS AND OFFICERS, BUT THEY ARE NOT GUARANTEED TO OCCUR.  FOR EXAMPLE:

•                  THE LARGE RECENT INCREASES IN INSURANCE COSTS AND IN INSURANCE RESERVE CALCULATIONS MAY HAVE A GREATER ADVERSE IMPACT ON OUR BUSINESS THAN WE CURRENTLY ANTICIPATE;

•                  WE MAY BE UNABLE TO CARRY OUT OUR BUSINESS PLAN TO EXPAND OUR OPERATIONS OF COMMUNITIES WHERE RESIDENTS PAY FOR SERVICES WITH PRIVATE RESOURCES BECAUSE WE ARE UNABLE TO LOCATE SUCH EXPANSION OPPORTUNITIES AT PRICES WE ARE WILLING OR ABLE TO PAY;

•                  WE MAY BE UNABLE TO COLLECT ACCOUNTS RECEIVABLE WHICH WE BELIEVE ARE DUE FROM INTEGRATED HEALTH SERVICES, INC., FROM THE UNITED STATES DEPARTMENT OF HEALTH AND HUMAN SERVICES, OR FROM THE STATE OF CONNECTICUT MEDICAID PROGRAM;

•                  THE SALE OF MARRIOTT SENIOR LIVING SERVICES, INC.  BY MARRIOTT INTERNATIONAL, INC. TO SUNRISE SENIOR LIVING, INC. SEEMS TO HAVE ADVERSELY AFFECTED THE OPERATIONS OF THE 31 SENIOR LIVING COMMUNITIES WHICH SUNRISE SENIOR LIVING SERVICES, INC. NOW MANAGES FOR OUR ACCOUNT.  SINCE THE SALE, THE OPERATING RESULTS AT THESE 31 COMMUNITIES HAVE DECLINED.  THE REVENUES AT THESE COMMUNITIES MAY CONTINUE TO DECLINE, THE EXPENSES AT THESE COMMUNITIES MAY CONTINUE TO INCREASE AND OUR INCOME MAY CONTINUE TO DECLINE; AND

•                  WE MAY BE UNABLE TO COMPLETE OUR PURCHASE OF THE TWO FACILITIES LOCATED IN MICHIGAN FROM SENIOR HOUSING PROPERTIES TRUST.

ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “PREDICT” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THESE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION THOSE DESCRIBED ABOVE AND:

•                  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES);

•                  COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN THE SENIOR HOUSING AND HEALTHCARE INDUSTRIES;

•                  CHANGES IN OUR FINANCING TERMS;

•                  COMPETITION WITHIN THE SENIOR HOUSING AND HEALTHCARE INDUSTRIES; AND

•                  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.

THE SECTION ENTITLED “RISK FACTORS” BEGINNING ON PAGE 2 OF THIS REPORT ON FORM 10-K INCLUDES A LISTING OF OTHER IMPORTANT MATTERS WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE MORE THAN WE ANTICIPATE AND MORE THAN MAY BE IMPLIED BY OUR FORWARD LOOKING STATEMENTS.

SINCE WE BECAME A PUBLIC COMPANY AT THE BEGINNING OF 2002, WE HAVE BEEN UNABLE TO OPERATE PROFITABLY.  FORWARD LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K MAY IMPLY THAT WE EXPECT TO OPERATE PROFITABLY IN THE FUTURE.  HOWEVER, WE MAY BE UNABLE TO OPERATE PROFITABLY FOR THE REASONS SET FORTH ABOVE OR FOR OTHER REASONS.  ALTHOUGH WE BELIEVE OUR LIQUIDITY AND CAPITAL RESOURCES ARE SUFFICIENT TO MEET OUR BUSINESS NEEDS FOR THE NEXT 12 MONTHS, IN FACT THEY MIGHT NOT BE SUFFICIENT FOR US TO CONTINUE IN BUSINESS.  AN INVESTMENT IN OUR SECURITIES INVOLVES

A HIGH DEGREE OF RISK OF LOSS, AND INVESTORS SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS WHICH IMPLY OTHERWISE.

FIVE STAR QUALITY CARE, INC.

2003 FORM 10-K ANNUAL REPORT

Table of Contents

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation *
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.	Certain Relationships and Related Transactions *
Item 14.	Principal Accountant Fees and Services *

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

* Incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2004, to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business

GENERAL

We operate senior living communities, including independent living and congregate care communities, assisted living communities and nursing homes.  As of March 24, 2004, we operated 101 communities containing 14,035 living units, including 48 primarily independent and assisted living communities containing 9,167 units and 53 nursing homes containing 4,868 units.  Of our 48 primarily independent and assisted living communities, we lease 45 communities containing 8,774 units from Senior Housing Properties Trust, or Senior Housing, our former parent, including 31 communities which are directly operated by Sunrise Senior Living Services, Inc., or SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise, and own and operate three communities containing 393 units.  All of our nursing homes are leased from Senior Housing.  Our 101 communities include 4,975 independent living apartments, 2,522 assisted living suites, 283 special care beds and 6,255 nursing beds.  Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

OUR HISTORY

We were created by Senior Housing in April 2000 to operate nursing homes repossessed or acquired from two former Senior Housing tenants.  We were reincorporated in Maryland on September 17, 2001.  On December 31, 2001, Senior Housing distributed substantially all of our outstanding shares to its shareholders and we became a separate publicly owned company listed on the American Stock Exchange. Pursuant to the transaction agreement governing this spin off: Senior Housing capitalized us with $50 million of equity, consisting of cash and working capital, primarily operating receivables, net of operating payables; we agreed to lease 31 primarily independent and assisted living communities operated by Marriott Senior Living Services, or MSLS, upon their acquisition by Senior Housing which occurred in 2002, as described below; we leased 55 nursing homes from Senior Housing; we assumed one lease from the town of Campbell, NE; and we agreed to acquire FSQ, Inc., or FSQ, the former operating company of the healthcare business we owned in order to acquire the personnel, systems and assets necessary for our business.

During 2002, we commenced operations at 51 senior living communities including the 31 communities then operated by MSLS and currently operated by SLS and 20 additional communities.  Also during 2002, we ceased operations at two of our communities, one of which was previously leased from Senior Housing and one of which was previously leased from the town of Campbell, NE.

During 2003, we commenced operations at three senior living communities which we lease from Senior Housing.  Also during 2003, we ceased operations at seven of our communities, one of which was previously leased from Senior Housing and six of which we acquired in 2002.  We also acquired an institutional pharmacy located in Wisconsin that, as of December 31, 2003, services 10 senior living communities and we acquired an insurance company from Reit Management & Research LLC, or RMR, one of our affiliates.

OUR GROWTH STRATEGY

We believe that the aging of the U.S. population will increase demand for existing senior living apartments, independent living properties, assisted living communities and nursing homes.  Our growth strategy is to profit from this demand by operating such properties that provide high quality services to residents who pay with private resources.  Throughout 2002 and 2003, we added 48 primarily independent and assisted living communities to our business which generate 88% of their revenue from residents’ private resources, rather than from Medicare or Medicaid.

Our nursing homes derive a majority of their revenues from Medicare and Medicaid. In the future we may decide to expand our nursing home operations; however, if we do so, we expect to value such acquisitions at levels which take account of the risks associated with Medicare and Medicaid revenues.

In addition, from time to time, we consider acquisition opportunities in service industries other than senior care.

RISK FACTORS

Since we became a public company at the end of 2001, we have been unable to operate profitably.  Ownership of our securities involves a high degree of risk. The following is a summary of the material risks of ownership of our securities:

A small percentage decline in our revenues or increase in our expenses can have a large negative percentage impact upon our operating results.

Our operating revenues for 2003 were $576.2 million and our expenses were $583.8 million. A small percentage decline in our revenues or increase in our expenses might have a dramatic negative impact upon our income or may produce greater losses.

Our growth strategy may not succeed.

Our business plan includes acquiring additional senior living communities, some of which may be owned and some of which may be leased.  In addition, we may consider acquisition opportunities in other service industries.  Our acquisition strategy involves risks.  For example: we may be unable to locate senior living communities or other service businesses available for purchase at acceptable prices; we may be unable to negotiate acceptable lease terms; we may be unable to access the capital to acquire or operate additional communities or alternative business opportunities; acquired operations may bring with them contingent liabilities which mature; to the extent we incur acquisition financing, our leverage may increase; and combining our present operations with newly acquired operations may be disruptive.  For these reasons and others: our business plan to grow may not succeed; the benefits which we hope to achieve by growing may not be achieved; and our existing operations may suffer from a lack of management attention or financial resources if such attention and resources are devoted to a failed growth strategy.

The failure of Medicare or Medicaid rates to match increasing costs or rate reductions could increase our losses.

At some of our communities, we receive operating revenues for nursing home services from the Medicare and Medicaid programs. In 2003, we derived 39% of our total revenues from these programs, primarily in the 51 nursing home communities we lease from Senior Housing.  Since 1998, a Medicare prospective payment system has lowered Medicare rates paid to senior living communities including many of those that we operate.  In October 2002, temporary increases in Medicare payment rates expired.  In October 2003, Medicare rates increased by approximately 6%.  Our Medicare revenues totaled $86.1 million and $68.4 million during 2003 and 2002, respectively.  Our Medicaid revenues totaled $148.6 million and $142.6 million during 2003 and 2002, respectively.  Some of the states in which we operate have not raised rates or are expected to reduce Medicaid funding to address state budget shortfalls; however we cannot estimate the magnitude of the potential combined Medicare and Medicaid rate reductions, but it may be material.  If future Medicare and Medicaid rates do not match our cost increases, our losses will increase.  Further Medicare and Medicaid rate declines may have a dramatic negative impact on our revenues and may produce greater losses.

Nursing home and senior living operators like us are being subjected to increased litigation and insurance costs.

There are various federal and state laws prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims for Medicare and Medicaid payments and laws that govern patient referrals.  State and federal governments are devoting increasing resources to anti-fraud initiatives against healthcare providers. In some states, advocacy groups monitor the quality of care at senior living communities and these groups may bring litigation against operators. Also, in several instances private litigation by nursing home patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to increase materially the costs of monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice insurance has increased significantly and may continue to increase as long as the present litigation environment affecting the operations of nursing homes and other senior living communities continues.  In 2003 and 2002, we experienced significant increases in our professional liability insurance costs.  In order to partially offset these increases in professional liability insurance, we increased our levels of self insurance at most of the communities we operate.  We expect our insurance costs to increase, and we cannot now predict the amount of such increase, or to what extent, if at all, we may be able to offset any increases through use of higher deductibles, retention amounts, self insurance or other means.  Increases in costs which are not offset may have a dramatic negative impact on our expenses and reserves and may produce greater losses.

The sale of Marriott Senior Living Services, Inc. to Sunrise may have adverse consequences to us.

In March 2003, Marriott International, Inc., or Marriott, sold MSLS to Sunrise and MSLS changed its name to SLS.  SLS is a 100% owned subsidiary of Sunrise.  We believe Sunrise’s and SLS’s financial condition and reputation as an operator of senior living communities is weaker than the financial condition and reputation of Marriott and MSLS.  The operations and the financial results which we realize from the 31 senior living communities managed for us by SLS may continue to decline as a result of this sale.

Our community based business requires regular capital expenditures.

Physical characteristics of senior living communities are mandated by various governmental authorities. Changes in these regulations may require us to make significant expenditures. Our leases with Senior Housing require us to maintain our communities in compliance with applicable laws. In the future, our communities may require significant expenditures to address ongoing required maintenance and to make them attractive to residents. Our available financial resources may be insufficient to fund these expenditures.

If we fail to comply with complex regulations which govern our operations we may be subject to sanctions.

State licensing and Medicare and Medicaid laws require operators of nursing homes and assisted living communities to comply with extensive standards governing operations. Federal and State agencies administering these laws regularly inspect such communities and investigate complaints.  During the past several years, the Federal Centers for Medicare and Medicaid Services, or CMS, have increased their efforts to enforce Medicare and Medicaid standards and oversee state survey agencies which inspect senior living communities and investigate complaints. When deficiencies are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil money penalties, state oversight and loss of Medicare and Medicaid participation or licenses may be imposed. CMS and the states are increasingly using such sanctions and remedies when deficiencies, especially those involving findings of substandard care or repeat violations, are identified. We and Sunrise receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed on some of our nursing homes and assisted living communities from time to time. As of December 31, 2003, none of our communities were under sanctions.  If we or SLS are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions will be imposed and, if imposed, may have adverse financial consequences to us.

Receivables from Integrated Health Services, the United States Department of Health and Human Resources and the State of Connecticut may not be collected.

As described in the notes to our financial statements, we have asserted claims for the collection of $1.3 million due to us from Integrated Health Services and the Department of Health and Human Services, and another $1.5 million from the State of Connecticut.  If we are unsuccessful in collecting these amounts, we will incur charges equal to the uncollected amounts.

Anti-takeover provisions in our governing documents and in our material agreements may prevent shareholders from receiving a takeover premium for their shares.

Our charter places restrictions on the ability of any person or group to acquire beneficial ownership of more than 9.8% of any class of our equity shares.  Additionally, the terms of our leases with Senior Housing and our shared services agreement with RMR contain provisions whereby our rights under these agreements may be cancelled by Senior Housing and RMR, respectively, upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change in control events, as defined in those documents.  If the breach of these ownership limitations causes a lease default, shareholders causing the default may become liable to us or to other shareholders for damages.  Additionally, on March 10, 2004, we entered into a rights agreement whereby in the event a person or group of persons acquired or attempts to acquire 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount.  The rights agreement and other provisions in our charter and bylaws may increase the difficulty of acquiring control of us by means of a tender offer, open market purchases, a proxy fight or otherwise, if the acquisition is not approved by our board of directors.  Other provisions which may deter takeover proposals include the following:

•                  a staggered board of directors with separate terms for each class of directors;

•                  the availability, without a shareholders’ vote, of additional shares and classes of shares that our board of directors may authorize and issue on terms that it determines;

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

Our continuing business is subject to possible conflicts of interest, as follows:

•                  Our Chief Executive Officer, Evrett W. Benton, and our Chief Financial Officer, Bruce J. Mackey Jr., are also part-time employees of RMR. RMR is the investment manager for Senior Housing and we purchase various services from RMR pursuant to a shared services agreement.

•                  Our managing directors, Barry M. Portnoy and Gerard M. Martin, are also managing trustees of Senior Housing.  Messrs. Portnoy and Martin also own RMR and another entity that leases office space to us.

We do not believe that these conflicts have caused our business to be adversely affected.  However, future business dealings between us and Senior Housing, RMR, Messrs. Portnoy and Martin and their affiliates may be on terms less favorable to us than we could achieve on an arm’s length basis.

Our business is highly competitive and we may be unable to operate profitably.

We compete with numerous other companies which provide senior living services, including home healthcare companies and other real estate based service providers. Historically, nursing homes have been somewhat protected from competition by state laws requiring certificates of need to develop new communities; however, these barriers are being eliminated in many states. Also, there are few barriers to competition for home healthcare or for independent and assisted living services. Growth in the availability of nursing home alternatives, including assisted living communities, has had and may in the future have the effect of reducing the occupancy or operating profitability at nursing homes including those we operate. Many of our existing competitors are larger and have greater financial resources than we do. Accordingly, we cannot provide any assurances that we will be able to attract a sufficient number of residents to our communities or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully or to operate profitably.

Our existing contracts with Senior Housing and others may inhibit our ability to grow.

So long as we maintain our shared services agreement with RMR or are a tenant under a lease with Senior Housing, we may not acquire or finance any real estate without first giving Senior Housing or any other publicly owned real estate investment trust, or REIT, or other entity managed by RMR the opportunity to acquire or finance real estate investments of the type in which Senior Housing or any other publicly owned REIT or other entity managed by RMR, respectively, invest.  These agreements may make it difficult, more expensive or impossible for us to invest in other real estate in the future. Also, because of our various relationships with Senior Housing and RMR, competitors of those companies may be unwilling to lease senior living communities to us or conduct business with us. These circumstances may prevent us from realizing some growth opportunities.

Our owned and leased properties are subject to real estate risks.

At December 31, 2003, we owned four senior living communities and leased 97 senior living communities from Senior Housing.  Our leases require that we pay for and indemnify Senior Housing from all liabilities associated with the ownership or operation of the communities we lease which arise prior to or during the terms of our leases.  Also, we may acquire or lease additional real estate in the future.  Accordingly, our business is subject to risks associated with real estate, including:

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

Under various laws in the U.S., operators of real estate may be required to investigate and clean up hazardous substances present at their properties, including but not limited to medical waste, mishandled petroleum products and asbestos containing materials, and may be held liable for property damage or personal injuries that result from such contamination. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the contamination. As the owner of real estate leased to us, Senior Housing may be also subject to similar liabilities, and we have agreed to indemnify Senior Housing from costs it incurs at our leased properties related to environmental hazards which arise prior to or during the terms of our leases. We can give you no assurance that environmental liabilities are not present in our operated communities or that costs we incur to remediate contamination or the presence of asbestos will not have a material adverse effect on our business and financial condition.

TYPES OF SERVICES

Our present business plan contemplates the ownership, leasing and management of independent living apartments or congregate care communities, assisted living communities, specialty care suites, nursing homes and senior apartments. Some communities combine more than one type of service in a single building or campus.

Independent Living Apartments or Congregate Care Communities.  Independent living properties, or congregate care communities, provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, one or two meals per day in a central dining room, weekly maid service or a social director may be offered. Additional services are generally available from staff employees on a fee-for-service basis. In some independent living properties, separate parts of the community are dedicated to assisted living or nursing services.  At December 31, 2003, our business included 4,975 independent living apartments in 38 communities. We operate 13 of these communities and SLS operates 25 communities for our account.

Assisted Living Communities.  Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community on call or at regularly scheduled times.  At December 31, 2003, our business included 2,522 assisted living suites in 43 communities. We operate 14 of these communities and SLS operates 29 communities for our account.

Specialty Care Suites.  Specialty care suites offer specialized programs for patients suffering from specific illnesses, usually Alzheimer’s disease.  At December 31, 2003, our business included 283 specialty care suites in 9 communities all of which SLS operates for our account.

Nursing Homes.  Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built nursing home includes mostly two-bed units with a separate bathroom in each unit and shared dining and bathing facilities. Some private rooms are available for those residents who can afford to pay higher rates or for residents whose medical conditions require segregation. Nursing homes are generally staffed by licensed nursing professionals 24 hours per day.  At December 31, 2003, our business included 6,255 nursing home beds in 75 communities. We operate 51 of these communities and SLS operates 24 communities for our account.

Senior Apartments.  Senior apartments are marketed to residents who are generally capable of caring for themselves. Residence is usually restricted on the basis of age. Purpose built communities may have special function rooms, concierge services, high levels of security and assistance call systems for emergency use. Residents at these communities who need healthcare or assistance with the activities of daily living are expected to contract independently for these services with home healthcare companies.  Our business at December 31, 2003 included no senior apartments.

OPERATING STRUCTURE

We have six regional offices, which are located in Maryland, Georgia, California, Wisconsin and two in Nebraska.  Each regional office is responsible for up to 15 communities in multiple states.  Each region is headed by a regional director of operations with extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a rehabilitation director, a regional accounts manager, a human resources specialist and a sales and marketing specialist.  Regional staff are responsible for: overseeing all aspects of community-based operations; marketing and sales; resident care; the hiring of community executives, care managers and other community-based personnel; compliance with applicable local and state regulatory requirements; and, implementation of our development and acquisition plans within their region.

We employ about 57 people in our corporate headquarters.  Corporate staff members are responsible for: the establishment of company-wide policies and procedures relating to resident care; employee hiring, training and employee retention; information technology; state and federal reimbursement assistance; state licensing and certification maintenance; legal; community design and development; community operations; and accounting and finance functions, including accounts payable, payroll, general finance and accounting, and tax planning and compliance.  The centralization of these activities improves efficiency and permits community staff to focus on the delivery of services to our residents and other local issues.

INDEPENDENT AND ASSISTED LIVING COMMUNITY STAFFING

Each of the independent and assisted living communities we operate for our own account has an executive director responsible for the day-to-day operations of the community, including quality of care, resident services, sales, consulting and marketing, financial performance and staff supervision. The executive director is supported by department heads, who oversee the care and service of the residents, a wellness director, who is responsible for coordinating the services necessary to meet the health care needs of our residents and a marketing director, who is responsible for selling our services.  Other key positions include the dining services coordinator, the activities coordinator and the maintenance coordinator.

NURSING HOME STAFFING

Each of our nursing homes is managed by a state licensed administrator who is supported by other professional personnel, including a director of nursing, activities director, marketing director, social services director, business office manager, and physical, occupational and speech therapists.  Our directors of nursing are state licensed nurses who supervise our registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing home and on the type of care provided by the nursing home. Our nursing homes contract with physicians who provide medical services.

PHARMACY SERVICES AND MEDICAL SUPPLIES

At our pharmacy we have an executive director who is a state licensed pharmacist, who manages the pharmacy and supervises billing.  The executive director is responsible for the day to day operations of the business including sales and marketing, financial performance, monitoring state regulated codes regarding the dispensing of controlled substances and staff supervision.  Other professional personnel, including licensed dispensing pharmacists, a director of pharmacy consultation, medical records director, nurse consultant, pharmacy technicians, and billing personnel, support the executive director.

EMPLOYEES

As of March 24, 2004, we had approximately 6,978 employees, including 4,883 full time equivalents. Approximately 709 employees, including 498 full time equivalents, are represented under five collective bargaining agreements, all of which have remaining terms of one to three years. We have no other employment agreements. We believe our relations with our union and non-union employees are good.

GOVERNMENT REGULATION AND REIMBURSEMENT

Our operations must comply with numerous federal, state and local statutes and regulations.  Also, the healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

Senior Apartments.  Generally, government programs do not pay for housing in senior apartments. Rents are paid from the residents’ private resources. Accordingly, the government regulations that apply to these types of properties are generally limited to zoning, building and fire codes, Americans with Disabilities Act requirements and other life safety type regulations applicable to residential real estate. Government rent subsidies and government assisted development financing for low income senior housing are exceptions to these general statements. The development and operation of subsidized senior housing properties are subject to numerous governmental regulations.  We do not currently own any subsidized senior apartments.

Independent Living Communities. Government benefits generally are not available for services at independent living communities and the resident charges in these communities are paid from private resources. However, a number of Federal Supplemental Security Income program benefits pay housing costs for elderly or disabled residents to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of Supplemental Security Income residents reside or are likely to reside. Categories of living arrangements which may be subject to these state standards include independent living apartments and assisted living communities. Because independent living apartments usually offer common dining facilities, in many locations they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In many states, independent living apartment communities are licensed by state or county health departments, social service agencies or offices on aging with jurisdiction over group residential communities for seniors. To the extent that independent living apartments include units in which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations, and if the communities receive Medicaid or Medicare funds, to certification standards. In some states, insurance or consumer protection agencies regulate independent living apartments in which residents pay entrance fees or prepay for services.  One community which we acquired in 2002 includes 32 independent living apartments where rent rates are regulated by the requirement of a tax exempt bond financing.

Assisted Living Communities.  According to the National Academy for State Health Policy, a majority of states provide or are approved to provide Medicaid payments for residents in some assisted living communities under waivers granted by CMS or under Medicaid state plans, and certain other states are planning some Medicaid funding by preparing or requesting waivers to fund assisted living demonstration projects. Because rates paid to assisted living community operators are lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health related services provided in nursing homes. States that administer Medicaid programs for assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states’ inspection processes for nursing homes.

In light of the large number of states using Medicaid to purchase services at assisted living communities and the growth of assisted living in recent years, a majority of states have adopted licensing standards applicable to assisted living communities. A majority of states have licensing statutes or standards specifically using the term “assisted living” and have requirements for facilities servicing people with Alzheimer’s disease or dementia.  The majority of states have revised their licensing regulations recently or are reviewing their policies or drafting or revising their regulations. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living communities. Most state licensing standards apply to assisted living communities whether or not they accept Medicaid funding. Also, according to the National Academy for State Health Policy, a few states require certificates of need from state health planning authorities before new assisted living communities may be developed.  Based on our analysis of current economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living communities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

Two federal government studies and a recent report to a senate committee by an assisted living work group provide background information and make recommendations regarding the regulation of, and the possibility of increased governmental funding for, the assisted living industry. The first study, an April 1999 report by the General Accounting Office to the Senate Special Committee on Aging on assisted living communities in four states, found a variety of residential settings serving a wide range of resident health and care needs. The General Accounting Office found that consumers often receive insufficient information to determine whether a particular community can meet their needs and that state licensing and oversight approaches vary widely. The General Accounting Office anticipates that as the states increase the use of Medicaid to pay for assisted living, federal financing will likewise grow, and these trends will focus more public attention on the place of assisted living in the continuum of long-term care and upon state standards and compliance approaches.  In June 2003, the General Accounting Office recommended that CMS strengthen its oversight of state Medicaid waiver programs and quality assurance programs.  The second study, a National Study of Assisted Living for the Frail Elderly, was funded by the U.S. Department of Health and Human Services Assistant Secretary for Planning and Evaluation and reported on the effects of different service and privacy arrangements on resident satisfaction, aging in place and affordability. In 2001, 2002 and 2003, the Senate Special Committee on Aging held hearings on assisted living and its role in the continuum of care and on community-based alternatives to nursing homes.  In April 2003, an assisted living workgroup consisting of almost 50 organizations involved in assisted living, representing providers, consumers, accrediting and state regulatory organizations and others, provided a report to the Senate Special Committee on Aging.  This workgroup could not agree on a definition for “assisted living” or on model standards, but presented recommendations on subjects ranging from staffing and funding to state regulatory approaches.  We cannot predict whether these studies and reports will result in governmental policy changes or new legislation, or what impact any changes may have. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations, and we do not believe a materially increased financial commitment from the federal government is presently likely. However, we do anticipate that assisted living communities will increasingly be licensed and regulated by the various states, and that, in the absence of federal standards, the states’ policies will continue to vary widely.

Nursing Homes-Reimbursement.  About 64% of all nursing home revenues in the U.S. in 2002 came from publicly funded programs, including about 49% from Medicaid programs and 13% from the Medicare program. Nursing homes are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at nursing homes. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. A new Medicare prospective payment system, or PPS, was phased in over three years beginning with cost reporting years starting on or after July 1, 1998. Under this new Medicare payment system, capital costs are part of the prospective rate and are not community specific. This new Medicare payment system and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home services.  At the same time federal and state enforcement and oversight of nursing homes are increasing, making licensing and certification of these communities more rigorous. These actions have adversely affected our revenues and increased our expenses.

The current Medicare payment system was established by the Balanced Budget Act of 1997, and was intended to reduce the rate of growth in Medicare payments for skilled nursing communities. Before the current Medicare payment system, Medicare rates were community specific and cost-based. Under the current Medicare payment system, skilled nursing facilities receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. Each resident is assigned to one of 44 care groups depending on that resident’s medical characteristics and service needs. Per diem payment rates are based on these care groups. Medicare payments cover substantially all services provided to Medicare residents in skilled nursing communities, including ancillary services such as rehabilitation therapies. The new Medicare payment system is intended to provide incentives to providers to furnish only necessary services and to deliver those services efficiently. During the three year phase in period, Medicare rates for skilled nursing communities were based on a blend of community specific costs and rates established by the new Medicare payment system.  According to the General Accounting Office, between fiscal year 1998 and fiscal year 1999, the first full year of the new Medicare payment system phase in, the average Medicare payment per day declined by about 9%.

Since November 1999, Congress has provided some relief from the impact of the Balanced Budget Act of 1997. Effective April 1, 2000, the Medicare, Medicaid and State Children’s Health Insurance Program Balanced Budget Refinement Act of 1999 temporarily boosted payments for certain skilled nursing cases by 20% and allowed skilled nursing communities to transition more rapidly to the federal payment system. This Act also increased the new Medicare payment rates by 4% for fiscal years 2001 and 2002 and imposed a two-year moratorium on some therapy limitations for skilled nursing patients covered under Medicare Part B.  In December 2000, the Medicare, Medicaid and State Children’s Health Insurance Program Benefits Improvement and Protection Act of 2000 was approved. Effective April 1, 2001 to October 1, 2002, this Act increased the nursing component of the payment rate for each care group by 16.66%. This Act also increased annual inflation adjustments for fiscal year 2001, increased rehabilitation care group rates by 6.7%,  maintained the previously temporary 20% increase in the other care group rates established in 1999, and extended the moratorium on some therapy reimbursement rate caps through 2000.  However, as of October 1, 2002, the 4% across the board increase in Medicare payment rates and the 16.66% increase in the nursing component of the rates expired.  Effective October 1, 2003, CMS has increased the annual inflation update to skilled nursing community rates by 3% per year, and added an additional 3.26% for the year beginning October 1, 2003, to account for inflation underestimates in prior years.  The 20% increase for the skilled nursing care groups and the 6.7% increase in rehabilitation care group rates will expire when the current resource utilization groups are refined.  Effective December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 set a new moratorium on implementation of some therapy reimbursement rate caps through 2005.

Nursing Homes-Survey And Enforcement. CMS has undertaken an initiative to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities. CMS’s initiative follows a July 1998 General Accounting Office investigation which found inadequate care in a significant proportion of California nursing homes and CMS’s July 1998 report to Congress on the effectiveness of the survey and enforcement system. In 1999, the U.S. Department of Health and Human Services Office of Inspector General issued several reports concerning quality of care in nursing homes, and the General Accounting Office issued reports in 1999, 2000 and 2003 which recommended that CMS and the states strengthen their compliance and enforcement practices, including federal oversight of state actions, to better ensure that nursing homes provide adequate care. Since 1998, the Senate Special Committee on Aging has been holding hearings on these issues. CMS is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated communities with patterns of noncompliance. CMS is also increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey communities more consistently. In addition, CMS has adopted regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance. Medicare survey results and nursing staff hours per resident for each nursing home are posted on the Medicare website at www.medicare.gov.  When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure may be imposed.  We receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on us.  If we are unable to cure deficiencies which have been identified or that are identified in the future, additional sanctions may be imposed, and if imposed, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

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

Federal efforts to target fraud and abuse and violations of anti-kickback laws and physician referral laws by Medicare and Medicaid providers have also increased. In March 2000, the U.S. Department of Health and Human Services Office of Inspector General issued compliance guidelines for nursing communities to assist them in developing voluntary compliance programs to prevent fraud and abuse. Also, new rules governing the privacy, use and disclosure of individually identified health information became final in 2001 and took effect in 2003, with civil and criminal sanctions for noncompliance. An adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or the costs of required compliance with applicable federal or state regulations could adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

Nursing Homes-Certificates Of Need. Most states limit the number of nursing homes by requiring developers to obtain certificates of need before new communities may be built. Also, states such as California and Texas that have eliminated certificate of need laws often have retained other means of limiting new nursing home development, such as the use of moratoria, licensing laws or limitations upon participation in the state Medicaid program. We believe that these governmental limitations may make nursing homes more valuable by limiting competition.

Other Matters.  Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, Medicare beneficiaries may receive prescription drug benefits beginning in 2006 by enrolling in private health plans or managed care organizations, or if they remain in traditional Medicare, by enrolling in stand alone prescription drug plans.  A number of legislative proposals that would affect major reforms of the healthcare system have been introduced in the U.S. Congress and many state governments, such as programs for national health insurance, the option of block grants for states rather than federal matching money for certain state Medicaid services, additional Medicare and Medicaid reforms and federal and state cost containment measures.  In connection with recent fiscal pressures on state governments, legislation and regulation to reduce Medicaid nursing home payment rates in some states are possible in the future.  We cannot predict whether any of these legislative or regulatory proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

LIABILITY AND WORKER COMPENSATION INSURANCE

Litigation against senior living operators has been increasing during the past few years. Several cases by nursing home patients or their families who have won large monetary awards for mistreatment have been widely publicized. The amount of such litigation in Florida has been particularly significant. As a result, liability insurance costs are rising and, in some cases, such insurance is not available to some senior living operators.  We have liability insurance for the properties which we now operate.  Only one of these communities is located in Florida and the Florida community has no nursing home beds.  Sunrise is responsible for obtaining insurance for the senior living communities which SLS manages for us. These communities include six in Florida (885 independent living apartments, 442 assisted living suites and 95 nursing home beds).

Our insurance costs for workers compensation are also increasing at significant rates, particularly in California.  We operate six communities with approximately 575 employees in California.

Our current liability and workers compensation insurance expires in June 2004; we expect our insurance costs to increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means.

COMPETITION

The senior living services business is highly competitive. We compete with service providers offering alternate types of services, such as home healthcare services, as well as other companies providing community based services.  Our management team has been assembled within the past four years, and, although we believe it is experienced and highly talented, it does not have extensive experience working together. We expect we may expand our business with Senior Housing; however, Senior Housing is not obligated to provide us with opportunities to lease additional properties. As of December 31, 2003, we have debt totaling $10.4 million, and have large lease obligations and limited financeable assets.  Many of our competitors have greater financial resources than we do. For all of these reasons and others, we cannot provide any assurance that we will be able to compete successfully for business in the senior living industry.

ENVIRONMENTAL MATTERS

Under various federal, state and local laws, owners as well as tenants and operators of real estate may be required to investigate and clean up hazardous substances released or otherwise present at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean up costs incurred in connection with any such hazardous substances. Under our leases, we have also agreed to indemnify Senior Housing for any such liabilities related to the leased communities. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination, which lien may be senior in priority to our leases. We have reviewed environmental surveys of our leased and owned communities.   Based upon that review we do not believe that any of these properties are subject to any material environmental contamination.  However, no assurances can be given that a prior owner, operator or occupant of our communities did not create a material environmental condition not known to us which might have been revealed by more in depth study of the properties; or future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability upon us.  The presence or discovery of any material environmental contaminants could have a material adverse impact on us.

INTERNET WEBSITE

Our internet address is www.5sqc.com.  Copies of our governance guidelines, code of ethics and the charters of our audit, quality of care, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, MA 02458 or at our website www.5sqc.com under the heading “Governance.”  We make available, free of charge, through the “SEC Filings” tab under the “Financials” section of our internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such forms are electronically filed with the Securities and Exchange Commission, or SEC.

Any shareholder or other interested party who desires to communicate with our independent directors, individually or as a group, may do so by filling out a report at the “Contact Us” section of our website.  Our board also provides a process for interested persons to send communications to the entire board.  Information about the process for sending communications to our board can be found at the “Contact Us” section of our website.

Our website address is included several times in this Annual Report on Form 10-K as a textual reference only.  The information in the website is not incorporated by reference into this Annual Report on Form 10-K.

Item 2.  Properties

OUR SENIOR LIVING COMMUNITIES

At March 24, 2004, our business included 101 senior living communities:

	No. of Units
Ownership	Independent Living Apartments	Assisted Living Suites	Specialty Care Suites	Nursing Beds	Total	Annual Rent	2003 Revenues
						(in 000s)
Owned communities (three communities owned and operated by us)	250	143	—	—	393	N/A	$7,363
Senior Housing Lease No. 1 (31 communities managed by SLS)	3,992	1,597	283	1,619	7,491	$63,674	294,023
Senior Housing Lease No. 2 (67 communities operated by us)	733	782	—	4,636	6,151	18,290	273,750	(1)
Totals:	4,975	2,522	283	6,255	14,035	$81,964	$575,136

(1)          Includes amounts for periods prior to commencement of our lease.

OWNED COMMUNITIES

As of March 24, 2004, our business included three owned communities containing 393 independent and assisted living units located in three states. The following table provides additional information about these communities and their operations:

		No. of Units			Year ended December 31, 2003
Location		Ind. liv. apts.	Asst. liv. suites	Totals	Occupancy	Revenues	Percent of revenues from private pay resources
						(in 000s)
1.	Florissant, MO	114	—	114	68%	$1,756	100%
2.	Omaha, NE	—	73	73	71%	1,610	100%
3.	Ft. Myers, FL	136	70	206	83%	3,997	100%
	Totals: three communities in three states	250	143	393	76%	$7,363	100%

SENIOR HOUSING LEASE NO. 1

Thirty one senior living communities that are managed for us by SLS are leased from Senior Housing under one lease.  These communities contain 7,491 living units and are located in 13 states.  The following table provides additional information about these communities and their current operations as of and for the year ended December 31, 2003:

		No. of Units					Year ended December 31, 2003
Location		Ind. liv. apts.	Asst. liv. suites	Spec. care beds	Nursing beds	Total	Occupancy	Revenues	Percent of revenues from private pay resources
								(in 000s)
1.	Peoria, AZ	155	79	—	57	291	89%	$9,611	95%
2.	Scottsdale, AZ	167	33	—	96	296	83%	10,006	95%
3.	Tucson, AZ	200	31	28	67	326	91%	12,593	90%
4.,5.	San Diego, CA	246	100	—	59	405	89%	19,695	96%
6.	Newark, DE	62	26	—	110	198	96%	10,614	66%
7.	Wilmington, DE	140	37	—	66	243	97%	12,246	82%
8.	Wilmington, DE	71	44	—	46	161	97%	7,217	93%
9.	Wilmington, DE	62	15	—	82	159	92%	8,837	63%
10.	Wilmington, DE	—	51	26	31	108	84%	4,190	100%
11.	Coral Springs, FL	184	62	—	35	281	87%	9,794	84%
12.	Deerfield Beach, FL	198	33	—	60	291	89%	11,207	70%
13.	Ft. Lauderdale, FL	—	111	—	—	111	86%	2,028	100%
14.	Ft. Myers, FL	—	85	—	—	85	85%	2,219	100%
15.	Palm Harbor, FL	230	87	—	—	317	82%	7,688	100%
16.	West Palm Beach, FL	273	64	—	—	337	70%	6,797	100%
17.	Indianapolis, IN	117	—	30	74	221	93%	11,627	79%
18.	Overland Park, KS	117	30	—	60	207	95%	9,215	87%
19.	Lexington, KY	140	9	—	—	149	96%	4,598	100%
20.	Lexington, KY	—	22	—	111	133	96%	7,774	65%
21.	Louisville, KY	240	24	—	60	324	97%	12,088	85%
22.	Winchester, MA	—	125	—	—	125	97%	6,502	100%
23.	Lakewood, NJ	217	108	31	60	416	67%	13,349	80%
24.	Albuquerque, NM	114	35	—	60	209	96%	10,273	94%
25.	Columbus, OH	144	87	25	60	316	91%	14,368	95%
26.	Myrtle Beach, SC	—	60	36	68	164	78%	5,880	61%
27.	Dallas, TX	190	38	—	90	318	87%	13,198	77%
28.	El Paso, TX	138	—	—	120	258	77%	8,768	66%
29.	Houston, TX	197	71	64	87	419	88%	17,852	91%
30.	San Antonio, TX	151	30	27	60	268	96%	11,988	94%
31.	Woodlands, TX	239	100	16	—	355	91%	11,801	100%

	Totals: 31 communities in 13 states	3,992	1,597	283	1,619	7,491	88%	$294,023	86%

SENIOR HOUSING LEASE NO. 2

During 2003, we had two additional leases with Senior Housing, one was for 53 nursing homes and the other was for 13 independent and assisted living communities.  In March 2004, we combined the lease for the 53 nursing homes and 13 independent and assisted living communities into one lease.  Simultaneously with the lease combination, we sold Senior Housing one independent and assisted living community located in Maryland with 229 units.  The purchase price was $24.1 million, its appraised value.  This property was added to the combined lease.  All of these properties are operated by us.  The annual rent due under the combined lease for the 67 communities is $18.3 million.

The following table provides additional information about these communities and their operations as of and for the year ended December 31, 2003:

		No. of Units					Year ended December 31, 2003
State		No. of Communities	Nursing Beds	Asst liv. apts.	Ind. liv. apts.	Total	Occupancy	Revenues	Percent of revenues from Medicaid
								(in 000s)
1.	Arizona	2	125	52	—	177	85%	$6,600	83%
2.	California	6	397	165	84	646	95%	27,209	62%
3.	Colorado	7	739	—	64	803	89%	38,568	74%
4.	Connecticut	2	300	—	—	300	98%	21,971	95%
5.	Georgia	3	338	—	—	338	92%	13,818	94%
6.	Iowa	7	476	—	19	495	90%	22,830	78%
7.	Kansas	2	55	—	140	195	88%	4,924	27%
8.	Maryland	6	—	324	275	599	86%	20,114	—
9.	Michigan	2	273	—	—	273	87%	19,801	86%
10.	Missouri	1	75	—	—	75	79%	2,147	67%
11.	Nebraska	14	814	—	—	814	89%	33,664	68%
12.	North Carolina	1	—	89	143	89	95%	3,478	—
13.	Virginia	5	—	152	—	295	83%	6,746	—
14.	Wisconsin	7	861	—	—	861	91%	44,240	77%
15.	Wyoming	2	183	—	8	191	83%	7,640	78%
	Totals: 67 communities in 15 states	67	4,636	782	733	6,151	88%	$273,750	68%

OUR SENIOR HOUSING LEASES

The material terms of our leases with Senior Housing include the following:

Guaranteed Obligations. We have guaranteed our subsidiaries’ obligations under these leases.

Operating Costs.  Each lease is a so-called “triple-net” lease which requires us to pay all costs incurred in the operation of the communities, including the costs of personnel, service to residents, insurance and real estate and personal property taxes.

Minimum Rent.  As of March 24, 2004, aggregate minimum rent under our leases is $82.0 million per year. Rent for Lease No. 1 is $63.7 million per year and rent for Lease No. 2 is $18.3 million per year.

Percentage Rent.  Beginning in 2006, we will be required to pay additional rent with respect to each lease.  This rent will be 4% of the increase in resident revenues at the leased properties over the 2005 resident revenues.

Term.  The terms of these leases are as follows:

		Initial Expiration Date	Renewal Terms

•	Lease No. 1 for 31 independent and assisted living communities operated by SLS	December 31, 2017	Two renewal options totaling 15 years for all, but not less than all, 31 communities.
•	Lease No. 2 for 67 senior living communities operated by us	December 31, 2020	One 15 year renewal option for all, but not less than all, 67 communities.

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

Assignment and Subletting.  Senior Housing’s consent is generally required for any direct or indirect assignment or sublease of any of the communities. In the event of any assignment or subletting, we will remain liable under the applicable lease.

Environmental Matters.  We are required, at our expense, to remove and dispose of any hazardous substance at the leased communities in compliance with all applicable environmental laws and regulations. We have indemnified Senior Housing for any liability which may arise as a result of the presence of hazardous substances at any leased communities and from any violation or alleged violation of any applicable environmental laws.

Indemnification and Insurance.  With limited exceptions, we are required to indemnify Senior Housing from all liabilities which may arise from the ownership or operation of the communities. We generally are required to maintain commercially reasonable insurance, including:

•                  “all-risk” property insurance, in an amount equal to 100% of the full replacement cost of the communities ;

•                  business interruption insurance;

•                  comprehensive general liability insurance, including bodily injury and property damage, in amounts as are generally maintained by companies providing senior living services;

•                  flood insurance if any community is located in whole or in part in a flood plain;

•                  workers compensation insurance if required by law; and

•                  such additional insurance as may be generally maintained by companies providing senior living services including professional and general liability insurance.

Each lease requires that Senior Housing be named as an additional insured under these policies.

Damage, Destruction or Condemnation.  If any of the leased communities is damaged by fire or other casualty or taken for a public use, we are generally obligated to rebuild unless the community cannot be restored. If the community cannot be restored, Senior Housing will generally receive all insurance or taking proceeds and we are liable to Senior Housing for the amount of any deductible or deficiency between the replacement cost and the insurance proceeds, and our rent is adjusted pro rata.

Non Economic Circumstances.  If we determine that continued operations of one or more communities is not economically practical, we may negotiate with Senior Housing to include a substitute property under the leases or close or sell that community, including Senior Housing’s ownership in the property.  In the event of such a sale, Senior Housing receives the net proceeds and our rent for the remaining communities in the affected lease is reduced according to a formula set forth in the lease.

Events of Default.  Events of default under each lease include the following:

•                  any person or group acquiring ownership of 9.8% of our outstanding voting stock;

•                  any change in our control or sale of a material portion of our assets without Senior Housing’s consent;

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

•                  our failure to perform any terms, covenants or agreements of the leases and the continuance thereof for a specified period of time after written notice; and

•                  the revocation of any material license required for our operations.

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

•                  make any payment or perform any act required to be performed by us under the leases;

•                  terminate our rights to occupy and use the leased property; and

•                  rent the property and recover from us the difference between the amount of rent which would have been due under the lease and the rent received from the re-letting.

We are obligated to reimburse Senior Housing for all costs and expenses incurred in connection with any exercise of the foregoing remedies.

Management.  We may not enter into any new management agreement or amend or modify any management agreement with SLS affecting any leased community without the prior written consent of Senior Housing.

Lease Subordination.  Our leases may be subordinated to any mortgages of the leased properties by Senior Housing described above.

Financing Limitations; Security.  We may not incur debt secured by our investments in our tenant subsidiaries.  Further, our tenant subsidiaries are prohibited from incurring liabilities other than operating liabilities incurred in the ordinary course of business, liabilities secured by our accounts receivables or purchase money debt.  We are required to pledge 100% of the equity interests of our tenant subsidiaries to Senior Housing or its lenders, and we may pledge equity interests to our leases only if consented to by Senior Housing.

FF&E Reserves.  We are required under our lease for the 31 communities managed by SLS to make deposits into accounts that we own for replacements and improvements.  Senior Housing has a security and remainder interest in these accounts and in all property purchased with funding from these accounts.

SUNRISE SENIOR LIVING SERVICES, INC. MANAGEMENT AGREEMENTS

The following is a description of the material terms of our management agreements with SLS:

Term.  Generally each of the management agreements has an initial term expiring in 2027, with one five-year renewal term at SLS’s option.

Community Services.  Our contract with SLS delegates to SLS the responsibility for operations of the managed communities, including obtaining and maintaining all insurance, establishing resident care policies and procedures, carrying out and supervising all necessary repairs and maintenance, procuring food, supplies, equipment, furniture and fixtures, and establishing prices, rates and charges for services provided. SLS also recruits, employs and directs all community based employees.

Central Services.  SLS also furnishes certain central administrative services, which are provided on a central or regional basis to all senior living communities managed by SLS. Such services include: (1) marketing and public relations; (2) human resources program development; (3) information systems development and support; and (4) centralized computer payroll and accounting.

FF&E Reserves and Capital Improvements.  SLS has established a reserve account under each management agreement, referred to as an FF&E Reserve, to cover the expected recurring cost of replacements and renewals to the furniture, furnishings, fixtures, soft goods, case goods, vehicles and equipment, and for building repairs and maintenance which are normally capitalized. The FF&E Reserve accounts are funded from the operating revenues of the managed communities. The amount of this funding varies somewhat among the managed communities; however, for most communities it is currently set at 2.85% of gross revenues and is expected to gradually increase to 3.5%.  In 2003 we deposited $8.1 million into these accounts.  In the event major capital improvements are required, or if the amounts set aside in the FF&E Reserve accounts are inadequate for required repairs, we may be required to separately fund such repairs and improvements. Any such separate funding which we provide increases the amount of our owner’s priority, described below.  The amount of FF&E Reserve funding required under our SLS management agreements is the same as the funding required by our Senior Housing lease for these communities.  Also, under our lease we have the option to request Senior Housing to provide any required separate funding in return for rent adjustments to provide Senior Housing a return on its investment according to a formula set forth in the lease.

Fees.  For its management services, SLS receives a base fee generally equal to 5% of the managed communities’ gross revenues, plus an incentive fee generally equal to 20% of operating cash flows in excess of owner’s priority amounts, as defined in the agreements. For its central services, SLS receives a fee generally equal to 2% of gross revenues. Generally, through the earlier of (1) the end of June 2004 or (2) the date on which certain performance criteria have been met, payment of up to one half of this central services fee (i.e., 1% of gross revenues) is conditional, and is waived if specified annual profit targets are not achieved. During 2003 and 2002 management and central services fees paid to SLS and SLS’s predecessor, MSLS, totaled $17.4 and $16.6 million, respectively.

Owner’s Priority.  We receive the profits of the SLS managed communities on a priority basis before SLS receives any incentive fees for community services or any conditional central services fees. The amount of the owner’s priority for each managed community is established based upon a specified rate of return on historical capital investments in these communities, including capital improvements during the term of the management agreements which are funded by us or Senior Housing in addition to the FF&E Reserve. For fiscal years 2003 and 2002, the aggregate amount of owner’s priority for all 31 communities was $69.4 million and $69.3 million, respectively.

Pooling. Twenty-nine of the communities are subject to pooling arrangements whereby the calculation and payment of FF&E Reserves, fees payable to SLS and owner’s priority for several groups of these 29 communities are combined.

Defaults and Termination.  The SLS management agreements contain various default and termination provisions.  Our right to exercise termination options under the SLS management agreements is subject to approval by Senior Housing under the terms of the lease for these 31 SLS communities.

Item 3.    Legal Proceedings

During 2002, about the time Marriott determined to sell MSLS to Sunrise, we and Senior Housing became involved in litigation with Marriott International and MSLS which has been previously described in our 2002 Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.  On January 7, 2004, we and Senior Housing settled our pending litigation with Marriott and MSLS.  Under the terms of the settlement we and Senior Housing, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation.  Also under the terms of the settlement, Marriott paid to us and Senior Housing $1.25 million each.  The settlement was a compromise of the parties’ disputes entered into to avoid the expense and inconvenience of litigation and neither we or Senior Housing, nor Marriott or MSLS, has admitted any liability, violation of law or wrongdoing in connection with the matters in the litigation.  We believe the settlement settles all of our litigation with Marriott. This settlement does not affect our or Senior Housing’s rights vis-à-vis Sunrise or SLS which arise by reason of events after Sunrise purchased MSLS.

In the ordinary course of business we are involved in other litigation incidental to our business; however, we are not aware of any other material pending legal proceeding affecting us for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

Our common shares are traded on the American Stock Exchange under the symbol “FVE”. The following table sets forth for the periods indicated the high and low closing price for our common shares as reported by the American Stock Exchange:

	Low	High
2002
First Quarter	$6.97	$8.75
Second Quarter	5.35	7.35
Third Quarter	1.07	5.50
Fourth Quarter	0.96	2.09

2003
First Quarter	$1.11	$1.75
Second Quarter	1.07	1.75
Third Quarter	1.45	2.46
Fourth Quarter	2.06	4.45

The closing price of our common shares on the American Stock Exchange on March 24, 2004, was $4.43 per share.

As of March 18, 2004, there were 4,057 shareholders of record of our common shares, and we estimate that as of such date there were approximately 60,500 beneficial owners of our common shares.

We have not paid any dividends in the past and do not expect to pay dividends in the foreseeable future.

On January 14, 2004, pursuant to our stock option and stock incentive plan, Barbara D. Gilmore, a newly elected trustee, received a grant of 1,000 common shares, par value $0.01 per share, valued at $5.49 per share, the closing price of our common shares on the American Stock Exchange on January 14, 2004.  This grant was made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data

The following table presents selected financial data which has been derived from our historical financial statements for the period from April 27, 2000 (the date we commenced operations) through December 31, 2003. Prior to December 31, 2001, we were owned by Senior Housing.  The following data should be read in conjunction with, and is qualified in its entirety by reference to, our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we are a relatively new company and our historical financial information before January 1, 2002 is not fully reflective of our current operations.  Accordingly, you should not place undue reliance on our historical financial information before January 1, 2002.

	Year ended December 31,
	2003	2002	2001	Period from April 27, 2000 through December 31, 2000
	(in thousands, except per share amounts)
Total revenues	$576,215	$519,403	$219,834	$2,222
Net income (loss) from continuing operations	(7,567)	(10,259)	1,473	(1,614)
Net income (loss) from discontinued operations	(372)	(2,915)	(946)	298
Net income (loss)	$(7,939)	$(13,174)	$527	$(1,316)
Per common share data:
Income (loss) from continuing operations	$(0.89)	$(1.36)	$0.34	$(0.37)
Income (loss) from discontinued operations	(0.05)	(0.38)	(0.22)	0.07
Net income (loss)	$(0.94)	$(1.74)	$0.12	(0.30)
Balance sheet data (as of December 31):
Total assets	$147,370	$133,197	$68,043	$54,788
Total indebtedness	10,435	16,123	—	100
Other long term obligations	18,417	17,723	—	—
Total shareholders’ equity	$64,427	$65,047	$50,233	$54,688

The following table presents selected financial data from 1999 and 2000 derived from historical financial statements of our two predecessors, Integrated Health Services, Inc. and Mariner Post-Acute Network, Inc., prior to their acquisition by Senior Housing.

	Year ended December 31,
	2000	1999
	(in thousands)
Integrated Health Services, Inc.
Operating data:
Operating revenues	$135,378	$130,333
Net loss	(25,252)	(126,939)
Total assets	$34,942	$61,274
Long term liabilities	—	17,500
Mariner Post-Acute Network, Inc.
Operating data:
Operating revenues	$85,325	$86,945
Net loss	(7,421)	(43,804)
Balance sheet data (as of December 31):
Total assets	$23,052	$17,433
Long term liabilities	32,091	28,603

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We were incorporated in Delaware in April 2000 and reincorporated in Maryland in September 2001. We were formed as a 100% owned subsidiary of Senior Housing. Effective July 1, 2000, we assumed the operations of healthcare communities from two bankrupt former tenants of Senior Housing. Pursuant to tax laws applicable to REITs, Senior Housing engaged FSQ, Inc., an independent operating company formed by our managing directors, to manage these communities.  At the time we assumed operations of these communities, we had not received substantially all of the required licenses for these communities. As a result, for the period from July 1, 2000 through December 31, 2000, we accounted for the operations of these communities using the equity method of accounting and we only recorded the net income from these operations.  Thereafter, we obtained all necessary licenses to operate these communities, and on January 1, 2001, we began to consolidate the results of operations of these communities. On December 31, 2001, Senior Housing distributed substantially all of our shares to its shareholders in a spin off transaction and we became a separately traded public company. On January 2, 2002, in order to acquire the personnel, systems and assets necessary to operate these communities, we acquired FSQ, Inc. by merger.

Since we succeeded to substantially all of the business formerly conducted by subsidiaries or units of two former tenants of Senior Housing, these subsidiaries and units are considered to be our predecessors. See “Item 6. Selected Financial Data” for a discussion of financial data of our predecessors.

Our revenues consist primarily of payments for services provided to residents at our communities. The payments are either made by the residents, their families or insurers, referred to as private pay revenues, or by the Medicare and Medicaid programs.  For the year ended December 31, 2003, private pay revenues represented 61% of our total revenues.  Our expenses consist primarily of rent, wages and benefits of personnel, food, supplies, insurance and other resident care costs, as well as taxes, and other property related costs.

OUR HISTORICAL RESULTS OF OPERATIONS

As described above, until completion of the spin off, we operated as a subsidiary of Senior Housing. Our past operations as Senior Housing’s subsidiary prior to 2002 differ from our 2002, 2003 and current operations as an independent public company.  Specifically, in 2000 and 2001, we operated only 56 communities for Senior Housing, which owned the real estate as well as the operations.  Effective December 31, 2001, we began to lease these 56 communities (now 53 communities) from Senior Housing which continued to own the real estate.  In January 2002, we leased from Senior Housing an additional 31 communities that are currently managed by SLS.  Since Sunrise acquired SLS, the financial results of these 31 communities have declined and this decline has had a material and adverse impact on our financial results.  We are having discussions with SLS concerning possible improvements in the financial results of these operations.  In April 2002, we acquired and began to operate five additional senior living communities.  In October 2002, we began to operate 15 additional owned or leased senior living communities.  In May 2003, we began to operate three additional leased senior living communities.  During 2002 and 2003, we also disposed of six senior living communities.  Our principal source of financing as a subsidiary of Senior Housing prior to 2002 was intercompany advances from Senior Housing, an entity with financial resources substantially in excess of ours. Because of these differences, we believe that our historical results of operations for periods prior to 2002 described below are not comparable to our 2003 or 2002 operations or our expected future operations.  The following tables present an overview of our operations for the years ended December 31, 2003 and 2002.

Year ended December 31, 2003 versus year ended December 31, 2002

The following tables present an overview of our portfolio for the years ended December 31, 2003 and 2002:

	2003	2002	Change
Revenues from residents (in 000s)	$575,986	$519,106	+11%
Community expenses (in 000s)	$466,628	$417,301	+12%
Total expenses (in 000s)	$583,782	$529,662	+10%
No. of communities (end of period)	101	105	-4
No. of living units (end of period)	14,035	13,962	+73
Occupancy	88%	89%	-1	%pt
Average daily rate	$126	$114	+11%
Revenue per day per available unit	$112	$102	+10%
Percent of revenues from Medicare and Medicaid	39%	39%	—
Percent of revenues from private and other	61%	61%	—

“Same Store” Communities (communities that we operated continuously since 1/1/02):

	2003	2002	Change
Revenues from residents (in 000s)	$236,667	$227,446	+4%
Community expenses (in 000s)	$215,793	$210,645	+2%
No. of communities (end of period)	53	53	—
No. of living units (end of period)	4,868	4,868	—
Occupancy	90%	89%	+1	%pt
Average daily rate	$148	$144	+3%
Revenue per day per available unit	$133	$128	+4%
Percent of revenues from Medicare and Medicaid	79%	78%	+1	%pt
Percent of revenues from private and other	21%	22%	-1	%pt

Revenues from residents for 2003 were $576.0 million, an increase of 11% over revenues from residents of $519.1 million for 2002. This increase is attributable primarily to our beginning operations at 15 communities on October 25, 2002, and at three communities on May 30, 2003.  Revenues from residents at the communities we operated throughout 2003 and 2002 were $236.7 million and $227.4 million, respectively, an increase of 4%.  This increase is due primarily to higher per diem charges to residents and higher occupancy.  About 39% of our revenues from residents in 2003 and 2002 were received from Medicare and Medicaid.

Interest and other income decreased by $68,000 in 2003 to $229,000 compared to $297,000 in 2002 due to lower cash balances and lower interest rates in 2003 partially offset by interest earned on mortgage notes receivable.

 Expenses for 2003 were $583.8 million, an increase of 10% over expenses of $529.7 million for 2002. Our wages and benefits costs increased from $274.2 million to $315.6 million, or 15%, primarily due to expenses at the 18 communities we began to operate since October 2002 as well as increases in workers compensation and employee health insurance costs.  Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased from $143.1 million to $151.0 million, or 6%, again primarily due to expenses at the 18 communities we began to operate since October 2002, as well as higher professional and general liability insurance costs.  Management fees related to the 31 communities managed for us by SLS for 2003 and 2002, were $17.4 million and $16.6 million, respectively.  This increase is primarily because these arrangements commenced on January 11, 2002, and, therefore, the 2003 period includes 11 more days than the 2002 period.  Rent expense to Senior Housing increased from $75.2 million to $77.3 million, or 3%, primarily due to rents for communities we began to lease since October 2002, and rent increases which accompanied Senior Housing’s purchase of improvements at leased communities, partially offset by a lease modification entered into on October 1, 2002 which changed the ownership of certain FF&E reserve escrows.  Community level operating expenses related to the communities we operated throughout 2003 and 2002, were $215.8 million and $210.6 million, respectively, an increase of 2%.  This increase is primarily due to increases in employee health, workers compensation and professional and general liability insurance costs.

Our general and administrative expenses for 2003 were $17.7 million, an increase of 15% over 2002 of $15.4 million, primarily due to costs resulting from our increased operations and to legal costs incurred in connection with our litigation with Marriott and MSLS, which was settled in January 2004.

Depreciation expense in 2003 was $3.6 million, an increase of 95% over depreciation expense of $1.8 million in 2002.  The increase is attributable to our purchase of seven communities in the second half of 2002 as well as capitalized improvements to some of our communities which increased our depreciable assets.

Loss from discontinued operations for 2003 was $372,000, a decrease of $2.5 million over the loss in 2002.  This decrease is attributable to our dispositions of these operations as well as the recovery of some accounts receivable that were previously written off.

As a result of the factors described above, our net loss for 2003 was $7.9 million, compared to a loss of $13.2 million in 2002.  Our net loss per share in 2003 was $0.94 compared to a loss per share of $1.74 in 2002.

Year ended December 31, 2002 versus year ended December 31, 2001

The following tables present an overview of our portfolio for the years ended December 31, 2002 and 2001:

	2002	2001	Change
Revenues from residents (in 000s)	$519,106	$219,742	+136%
Community expenses (in 000s)	$417,301	$201,447	+107%
Total expenses (in 000s)	$529,662	$218,361	+142%
No. of communities (end of period)	105	56	49
No. of living units (end of period)	13,962	5,211	8,751
Occupancy	89%	90%	-1	%pt
Average daily rate	$114	$130	-12%
Revenue per day per available unit	$102	$116	-12%
Percent of revenues from Medicare and Medicaid	39%	78%	-39	%pts
Percent of revenues from private and other	61%	22%	+39	%pts

“Same Store” Communities (communities that we operated continuously since 1/1/01):

	2002	2001	Change
Revenues from residents (in 000s)	$227,446	$219,742	+4%
Community expenses (in 000s)	$210,645	$201,447	+5%
No. of communities (end of period)	53	53	—
No. of living units (end of period)	4,868	4,868	—
Occupancy	89%	89%	—
Average daily rate	$144	$139	+4%
Revenue per day per available unit	$128	$124	+3%
Percent of revenues from Medicare and Medicaid	78%	78%	—
Percent of revenues from private and other	22%	22%	—

Revenues from residents for 2002 were $519.1 million, an increase of 136% over revenues from residents of  $219.7 million for 2001. This increase is attributable primarily to our lease of 31 communities on January 11, 2002, our acquisition of five communities on April 1, 2002, and the 15 communities we began to operate in October 2002.  Revenues from residents at the communities we operated throughout 2002 and 2001 were $227.4 million and $219.7 million, respectively, an increase of 4%.  This increase is due primarily to higher per diem charges to residents.  About 39% of our revenues from residents in 2002 were received from Medicare and Medicaid, compared to 78% in 2001.  This decrease is due largely to the 31 SLS communities and other communities we leased or acquired during 2002, all of which are focused on services to residents who pay with private resources.

Interest income increased by $205,000 in 2002 from $297,000 compared to $92,000 in 2001 due to earnings on higher cash balances in the 2002 period.

Expenses for 2002 were $529.6 million, an increase of 142% over expenses of $218.4 million for 2001. Our wages and benefits costs increased from $153.4 million to $274.2 million, or 78%, primarily due to expenses at the 51 communities we leased or acquired in 2002.  Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, rose from $48.0 million to $143.1 million or 198%, again primarily due to expenses at the 51 communities we leased or acquired in 2002.  During 2001, MSLS did not manage any communities for us and we were a subsidiary of Senior Housing that did not lease any communities.  As a result, we did not incur management fees to MSLS or rent expense in 2001.  Community level operating expenses related to the communities we operated throughout 2002 and 2001, were $210.6 million and $201.5 million, respectively, an increase of 5%.  This increase is principally attributable to higher insurance premiums, an increase in reserves for the self funded portion of our insurance programs and higher wage and benefit costs, which were partially offset by a decrease in expenses from our reduced use of higher cost, third party staffing.

Our general and administrative expenses for 2002 were $15.4 million, a decrease of 1% over 2001, primarily due to operational start up costs incurred during 2001 which we did not incur in 2002 and which were only partially offset by increased costs in 2002 associated with operating as a separate, publicly owned company and the legal and other costs incurred in connection with our litigation with Marriott and MSLS.

Depreciation expense in 2002 was $1.8 million, an increase of 38% over depreciation expense of $1.3 million in 2001.  The increase is attributable to our purchase of 11 communities in 2002.

Loss from discontinued operations for 2002 was $2.9 million, an increase of $2.0 million over the loss in 2001.  This increase was the result of reserves recorded for Medicaid receivables due from the State of Connecticut related to community closure costs and an asset impairment charge related to a closed community.

As a result of the factors described above, our net loss for 2002 was $13.2 million, compared to a profit of $527,000 in 2001.  Our net loss per share in 2002 was $1.74.  Assuming the shares outstanding as of December 31, 2001 were outstanding for all of 2001, our earnings per share would have been $0.12 for 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets at December 31, 2003, were $59.7 million compared to $48.3 million at December 31, 2002.  At December 31, 2003, we had cash and equivalents of $21.2 million.

Our total current liabilities were $58.1 million at December 31, 2003 compared to $34.4 million at December 31, 2002.  This increase was due to several factors.  At December 31, 2003, we had $4.0 million outstanding under our revolving credit facility and there were no such outstanding amounts at December 31, 2002.  In March 2004, we prepaid the amounts outstanding under our revolving credit facility.  At December 31, 2003, we owed Senior Housing $6.6 million primarily related to our lease obligations and there were no such outstanding amounts at December 31, 2002.  This amount was paid in January 2004.  In addition, our accounts payable and accrued expenses and our accrued compensation and benefits increased primarily due to a change in the timing of certain current liabilities at the SLS managed communities as well as increases in our insurance reserves.  Finally, the increase in amounts due to SLS was primarily due to SLS’s not transferring cash amounts due to them on a timely basis.

As described in Note 1 to our financial statements, in 2003, information became available to us which resulted in $7.2 million of additional paid in capital.  This amount was the result of our having received more working capital assets and having assumed fewer liabilities than we had previously recorded.

Currently, we lease 98 communities from Senior Housing under two leases.  Our leases with Senior Housing require us to pay a total of  $82.0 million of minimum rent annually.  Percentage rent on the leases begins in 2006.  At March 24, 2004, we believe we are in compliance with the terms of these leases.

Our primary source of cash to fund operating expenses, including rent, principal and interest payments on our mortgage debt and routine capital expenditures, is our revenues from services to residents at our communities. At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs. In 2003, 39% of our total revenues were derived from these programs.  Medicare and Medicaid revenues in 2003 were earned primarily by the 51 nursing home communities we lease from Senior Housing.  Since 1998, a Medicare prospective payment system has generally lowered Medicare rates paid to senior living communities including many of those that we operate.  In October 2002, temporary increases in Medicare payment rates expired.  In October 2003, Medicare rates increased by approximately 6%.  Our Medicare revenues totaled $86.1 million and $68.4 million during 2003 and 2002, respectively.  Our Medicaid revenues totaled $148.6 million and $142.6 million during 2003 and 2002, respectively.  Some of the states in which we operate have not raised rates or are expected to reduce Medicaid funding.  The magnitude of the potential combined Medicare and Medicaid rate reductions cannot currently be estimated, but it may be material and may affect our future results of operations.  Further Medicare and Medicaid rates declines may have a dramatic negative impact on our revenues and may produce greater losses.

We expect recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance, which are affecting the senior living industry, will continue to have a material adverse impact upon our future results of operations.  As discussed in Note 15 to our financial statements, a failure by Integrated Health Services, Inc., the United States Department of Health and Human Services or the State of Connecticut to make payments that we believe are due to us would have a material adverse impact upon our future results.  Also, we believe Marriott’s sale of MSLS to Sunrise has had, and may continue to have, an adverse impact on our financial results and increase our working capital requirements.

Our revolving credit facility limits our ability to incur debt as more fully described below. The terms of our leases with Senior Housing contain provisions whereby our rights under these agreements may be cancelled by Senior Housing upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change of control events.  These leases also limit our ability to create, incur, assume or guarantee indebtedness.

In August 2003, we sold a community in Seabury, Connecticut for $3.5 million, $3.15 million of which was in the form of a promissory note from the purchaser.  This note is payable in monthly installments of $8,750 of principal, plus interest which accrues on the unpaid principal balance at a rate of 8%.  This note matures on August 31, 2009, but we have the right to require prepayment as of August 31, 2008.

In December 2003, we sold a set of group homes in Maryland for $3.55 million, $3.11 million of which was in the form of a promissory note from the purchaser.  This note is payable in monthly installments of $1,700 of principal, plus interest which accrues on the unpaid principal balance at a rate of 9%.  This note matures November 30, 2018, but we have the right to require prepayment earlier by giving notice after November 30, 2009.

As described in Note 12 to our financial statements, we have an agreement to purchase two properties from Senior Housing.  We have also sold one property to Senior Housing.  We expect to finance this transaction with proceeds we receive from new United States Department of Housing and Urban Development, or HUD, insured mortgages, sales proceeds and by borrowings under our revolving credit facility.

Despite the commitments, contingencies and limitations described above, we believe that a combination of our efforts to increase revenues and contain costs, our ability to borrow on our revolving credit facility, our ability to sell to Senior Housing certain capital improvements made to communities leased from Senior Housing and the possibility of sales or financings of our owned communities will be sufficient to meet our working capital needs, operating expenses, rent payments to Senior Housing, debt service and capital expenditures for the next 12 months and the foreseeable future.

As of December 31, 2003, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations (1)	$6,381	$6,381	$—	$—	$—
Operating Lease Obligations (2)	1,184,083	81,964	163,928	163,928	774,263
Purchase Obligations (3)	10,500	10,500	—	—	—
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP (4)	18,417	4,124	6,460	5,179	2,654
Total	$1,219,381	$102,969	$170,388	$169,107	$776,917

(1)                                                    This amount represents amounts due under a HUD insured mortgage.  This amount was paid in March 2004.

(2)                                                    These amounts represent minimum lease payments due to Senior Housing under two leases through 2020.

(3)                                                    This amount represents two properties we agreed to purchase from Senior Housing.  We expect to finance this transaction with proceeds we receive from new HUD insured mortgages and by borrowings under our revolving credit facility.

(4)                                                    These amounts include liabilities for continuing care contracts which require residents to make advance payments some of which are refundable and continuously carried as liabilities and some of which or not refundable and are carried as liabilities until they are recognized as revenues over the periods during which we expect to provide the service.  These amounts also include insurance reserves related to workers compensation and professional liability insurance as well as deferred gains related to property and fixed asset sales.

Debt Instruments and Covenants

In October 2002, we entered into a revolving credit facility.  The interest rate on borrowings on this facility is LIBOR plus a spread.  The maximum amount available under this facility is $12.5 million, and is subject to limitations based upon qualifying collateral. The borrower under this facility is a subsidiary that we organized with the intention that it be “bankruptcy-remote”.  Certain of our other subsidiaries sell or contribute their accounts receivable to the borrower on a true sale basis and make certain representations and other undertakings in favor of the borrower in connection with each sale.  The seller subsidiaries have granted security interests in their assets to secure their obligations to the borrower.  We guarantee the obligations of the seller subsidiaries obligations to the borrower subsidiary and have pledged the stock or membership interests in each of the seller subsidiaries to the borrower. The borrower has in turn collaterally assigned these undertakings, guarantees and collateral to the revolving credit facility lenders, and has granted a security interest in the purchased receivables and all of its other assets to secure its obligations under the facility. The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants and events of default requiring the maintenance of collateral, minimum net worth and certain other financial ratios, and places limits on our ability to incur or assume debt or create liens with respect to certain of our properties, and other customary provisions.  The accounts receivable collateralizing the facility totaled $19.1 million, net of allowances of $1.0 million, as of December 31, 2003.  In certain circumstances and subject to available collateral and lender approvals the maximum amounts which we may draw under this credit agreement may be increased to $25.0 million. The termination date of the facility is October 24, 2005. As of December 31, 2003, $4.0 million was outstanding under the facility.  At March 24, 2004, we believe we are in compliance with all applicable covenants under this revolving credit agreement and no amounts were outstanding under the facility.

In connection with our October 2002 acquisition of a community, we assumed two HUD insured mortgages totaling approximately $15.7 million.  In December 2003, we prepaid one  $9.3 million mortgage. In March 2004, the second $6.4 million mortgage was prepaid.

Related Party Transactions

On December 31, 2001, Senior Housing distributed substantially all of its ownership of our shares to its shareholders of record on December 17, 2001. In order to effect this spin off and to govern relations after the spin off, we entered into agreements with Senior Housing, pursuant to which it was agreed that:

•                                          so long as Senior Housing remains a REIT, we may not waive the share ownership restrictions in our charter on the ability of any person or group to acquire more than 9.8% of any class of our equity shares without, among other requirements, the consent of Senior Housing and our determination that the exception to the ownership limitations would not cause a default under any of our leases;

•                                          so long as we are a tenant of Senior Housing, we will neither permit any person or group to acquire more than 9.8% of any class of our voting stock or permit the occurrence of other change in control events, as defined, nor will we take any action that, in the reasonable judgment of Senior Housing or HRPT Properties Trust, or HRPT, might jeopardize the tax status of Senior Housing or HRPT as a REIT;

•                                          Senior Housing has the option, upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events, as defined, to cancel all of our rights under the leases we have with Senior Housing; and

•                                          so long as we maintain our shared services agreement with RMR or are a tenant under a lease with Senior Housing then we will not acquire or finance any real estate without first giving Senior Housing, HRPT, Hospitality Properties Trust, or HPT, or any other publicly owned REIT or other entity managed by RMR the opportunity to acquire or finance real estate investments of the type in which Senior Housing, HRPT, HPT or any other publicly owned REIT or other entity managed by RMR, respectively, invest.

At the time of our spin off from Senior Housing, all of the persons serving as our directors were trustees of Senior Housing. Two of our current directors, Messrs. Martin and Portnoy, are current trustees of Senior Housing.

As of March 24, 2004, we lease 98 senior living communities from Senior Housing for total annual minimum rent of $82.0 million.

During 2003, we and Senior Housing were jointly involved in litigation with Marriott and MSLS, the operator of 31 of the senior living communities which we leased from Senior Housing. We and Senior Housing equally shared the costs of this litigation.  This litigation was settled in January 2004.

Since January 1, 2003, we have entered or agreed to enter into several transactions with Senior Housing, including the following:

•                                          During 2003, pursuant to the terms of our leases with Senior Housing, Senior Housing purchased $11.4 million of improvements to its properties leased by us, and the annual rent payable to Senior Housing was increased by 10% of the amounts invested, or $1.1 million.

•                                          In March 2003, one of Senior Housing’s private company tenants defaulted on its lease for a nursing home in Missouri.  Senior Housing terminated this lease and engaged us to manage this property for Senior Housing’s account.  Currently this property is listed for sale or lease.  We are paid a management fee of 5% of the gross revenues at this nursing home, totaling $135,000 through December 31, 2003.

•                                          In May 2003, Senior Housing purchased from an unrelated third party three assisted living properties with 143 living units located in Virginia for $6.5 million.  In September 2003, we sold Senior Housing one independent living property with 164 units in California for $12.3 million, its appraised value. These four properties were added to an existing lease with Senior Housing for nine other independent and assisted living properties.  The minimum rent for the properties included in this lease was increased by $1.9 million per year.  All other terms of the lease remained unchanged.

•                                          In July 2003, we agreed to buy two nursing homes in Michigan that we leased from Senior Housing.  The purchase price is $10.5 million, the appraised value of the properties. These two properties are leased on a combined basis with other nursing home properties. Under the terms of our lease with Senior Housing, upon consummation of the sale, the annual rent payable under the combined lease will be reduced by 10% of the net proceeds that Senior Housing received from the sale.  We expect this purchase to occur during the first half of 2004. However, this sale is contingent upon our obtaining Department of Housing and Urban Development insured financing for this purchase, and this sale may not close because of a failure of this condition or for some other reason.

•                                          On March 1, 2004, Senior Housing purchased from us one independent and assisted living community with 229 units located in Maryland.  The purchase price was $24.1 million, the appraised value of the property.  Simultaneous with this purchase, our existing leases with Senior Housing were modified as follows:

•   the lease for 53 nursing homes and the lease for 13 independent and assisted living communities were combined into one lease and the property acquired on March 1, 2004 was added to this combined lease;

•  the combined lease maturity date was changed to December 31, 2020 from December 31, 2018 and 2019 for the separate leases;

•  our minimum rent for the combined lease of 53 nursing homes and 14 independent living communities was increased by $2.4 million per year;

•  for all of our leases with Senior Housing, the amount of additional rent to be paid to Senior Housing was changed to 4% of the increase in revenues at the leased properties beginning in 2006.  Prior to the lease combination, the percentage and the beginning time period for the nursing home lease and the independent and assisted living community lease was 3% and 2004 and 4% and 2005, respectively; and

•  all other lease terms remain substantially unchanged.

We obtained a workers compensation insurance policy for the year beginning June 15, 2003, from a third-party insurer.  This third-party insurer ceded a portion of the premiums we paid to a Bermuda based company, Affiliates Insurers, Limited, or Affiliates, which was owned by RMR.  Affiliates was organized by RMR to assist us in creating a partial self insurance program on an expedited basis. On December 8, 2003, we acquired Affiliates from RMR for an amount equal to RMR’s cost of organizing and capitalizing that company, approximately $1.3 million.

Our Chief Executive Officer and Chief Financial Officer are also officers and employees of RMR. These officers devote a substantial majority of their business time to our affairs and the remainder to RMR’s business which is separate from our business. We believe the compensation we pay to these officers reasonably reflects their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division.

RMR provides investment, management and administrative services to us under a shared services agreement which is subject to renewal annually.  RMR is compensated at an annual rate equal to 0.6% of our total revenues.  Aggregate fees earned by RMR for services during 2003 were $3.4 million.  The fact that RMR has responsibilities to other entities, including our landlord, Senior Housing, could create conflicts; and in the event of such conflicts between Senior Housing and us, the shared services agreement allows RMR to act on behalf of Senior Housing rather than on our behalf. RMR is owned by Messrs. Martin and Portnoy who are our managing directors. Messrs. Martin and Portnoy each have material interests in the transactions between us and RMR described above.  All transactions between us and RMR are approved by our independent directors.  Our independent directors have approved the renewal of the shared services agreement for its current term which will end December 31, 2004.

Messrs. Martin and Portnoy own the building in which our headquarters is located. Our lease for space was originally executed by FSQ, Inc. This lease expires in 2011. During 2003, we paid rent under this lease of $569,000.

Until March 31, 1997, Mr. Portnoy was a partner of Sullivan & Worcester LLP, our counsel and counsel to Senior Housing, RMR and affiliates of each of the foregoing, and he received payments from that firm during 2003 in respect of his retirement.

Critical Accounting Policies

Our critical accounting policies concern revenue recognition, our assessment of the net realizable value of our accounts receivable, the realizable value of long term assets, accounting for long term care contracts, accounting for business combinations and our assessment of reserves related to our self insurance programs.

Our revenue recognition policies involve judgments about Medicare and Medicaid rate calculation methodologies.  These judgments are based principally upon our experience with these programs and our knowledge and familiarity with the current rules and regulations of these programs.  We recognize revenues when services are provided and these amounts are reported at their estimated net realizable amounts.  Some Medicare and Medicaid revenues are subject to audit and retroactive adjustment.

Our policies for valuing accounts receivable involve significant judgments based upon our experience, including consideration of the age of the receivable, the terms of the agreements with our residents or their third party payors, the resident or payors stated intent to pay, the resident or payors financial capacity and other factors which may include litigation or appeal proceedings.

We monitor our long-term assets to determine whether any impairment of these assets may have occurred.  If the facts and circumstances indicate that an impairment may have occurred, we evaluate the asset’s carrying value to determine whether an impairment charge is required.  This process includes a review of historical and projected future financial results realized or to be realized from the affected assets, market conditions affecting the sale of similar assets and the like.  This process requires that estimates be made and errors in our judgments or estimates could have a material effect on our financial statements.

At certain of our facilities, we offer long-term care contracts under which residents pay a one-time deposit in exchange for reduced charges during their stay.  The one-time deposits may be refundable or non-refundable, or partially refundable and partially non-refundable.  We record such deposits as a long-term obligation and amortize the non-refundable portion of such deposits into revenue over our estimate of the periods during which future services will be provided.  We base these estimates on our experience and actuarial information.

During 2003 and 2002, we began to lease or acquire 54 senior living communities and as of March 24 2004, we lease or own a total of 101 communities.  We accounted for each of these transactions as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141.  Purchase accounting requires that we make certain judgments and estimates based on our experience, including determining the fair value and useful lives of assets acquired and the fair value of liabilities assumed.  Some of our judgments and estimates are also based upon published industry statistics.

Our critical accounting policies for determining reserves for the self funded part of our insurance programs and for our self insurance programs involve significant judgments based upon our experience, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims and incidents, claims experience, estimated litigation costs and other factors.  We also periodically receive and rely upon recommendations from professional consultants in establishing these reserves.

In the future we may need to revise the judgments, estimates and assessments we use to formulate our critical accounting policies to incorporate information which is not now known.  We cannot predict the effect changes to these premises underlying our critical accounting policies may have on our future results of operations, although such changes could be material and adverse.

Inflation and Deflation

Inflation in the past several years in the U.S. has been modest. Future inflation might have both positive or negative impacts on our business. Rising price levels may allow us to increase occupancy charges to residents, but may also cause our operating costs, including our percentage rent, to increase.  Also our ability to increase rates paid by Medicare and Medicaid will be limited despite inflation.

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

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $6.4 million mortgage debt outstanding on December 31, 2003, would increase by about $596,000; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $6.4 million mortgage debt would decline by about $510,000.

Our revolving credit facility bears interest at floating rates and matures in October 2005.  As of December 31, 2003, we had $4.0 million outstanding under this revolving credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility are subject to interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but would affect our operating results.  For example, if the maximum amount of our credit facility of $12.5 million were drawn and interest rates decrease or increase by 1% per annum, our interest expense would decrease or increase by $125,000 per year, or $0.02 per share, respectively.  If interest rates were to change gradually over time, the impact would be spread over time.

Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

As of March 24, 2004, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting and financial disclosure.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Code of Ethics

In March 2004, we adopted a Code of Business Conduct and Ethics that applies to all our representatives, including our officers, directors and employees, and to the employees of RMR with respect to matters relating to us.  Our Code of Business Conduct and Ethics is posted on our website, www.5sqc.com, under the heading “Governance”.  A printed copy of our Code of Business Conduct and Ethics is also available free of charge to any shareholder who requests a copy.

The remainder of information required by Item 10 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information.  We may grant options and common shares to our officers, directors, employees and other individuals who render services to us, subject to vesting requirements under our 2001 Stock Option and Stock Incentive Plan.  In addition, our directors receive 1,000 shares per year each as part of their annual compensation for serving as our directors and such shares may be awarded under these plans.  The terms of grants made under these plans are determined by our compensation committee at the time of the grant.  The following table provides a summary as of December 31, 2003, of our 2001 Stock Option and Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	None	None	583,000	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	583,000

(1) Pursuant to the terms of our 2001 Stock Option and Stock Incentive Plan, in no event shall the number of shares issued exceed 650,000.

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

Item 14.  Principal Accountant Fees and Schedules

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Index to Financial Statements and Financial Statement Schedules

All financial statement schedules are not required under the related instructions or are inapplicable and have therefore been omitted.

(b)  Reports on Form 8-K

During the fourth quarter of 2003, we furnished a Current Report on Form 8-K dated November 13, 2003, furnishing our press release containing our results of operations and financial condition for the quarter ended September 30, 2003 (Items 7 and 12).

(b)         Exhibits

Exhibit No.	Description
2.1

Transaction Agreement, dated December 7, 2001, by and among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust party thereto, the Registrant, certain subsidiaries of the Registrant party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC. (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 13, 2001.)

2.2

Sale-Purchase Agreement by and among ILM II Senior Living, Inc. and ILM II Holding, Inc. and the Registrant, dated January 23, 2002, as amended by First Amendment to Sale-Purchase Agreement by and among ILM II Senior Living, Inc., ILM II Holding, Inc. and Five Star Quality Care, Inc., dated February 22, 2002 and Second Amendment to Sale-Purchase Agreement among ILM II Senior Living, Inc., ILM II Holding, Inc., and Five Star Quality Care, Inc., dated March 1, 2002.  (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648.)

2.3

Purchase and Sale Agreement, dated as of August 26, 2002, by and among Constellation Health Services, Inc. and certain of its subsidiaries, as Seller, and Constellation Real Estate Group, Inc., as Guarantor, and Senior Housing Properties Trust, as Buyer, as amended by First Amendment to Purchase and Sale Agreement, dated as of October 25, 2002, by and among Constellation Health Services, Inc. and certain of its subsidiaries, as Seller, and Senior Housing Properties Trust and the Registrant, collectively as Buyer.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 25, 2002.)

3.1	Articles of Amendment and Restatement of the Registrant. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-69846, as amended on December 5, 2001.)

3.2	Composite copy of Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

3.3	Articles Supplementary. (Incorporated by reference to the Company’s Form 8A dated March 19, 2004.)

4.1	Specimen Certificate for shares of common stock of the Registrant. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-69846, as amended on November 8, 2001.)

4.2	Description of Capital Stock of the Registrant. (Contained in Exhibits 3.1 and 3.2.)

4.3	Rights Agreement, dated as of March 10, 2004, by and between the Company and Equiserve Trust Company, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

10.1

Deed of Trust Note, dated May 22, 1986, by and between the Company (successor in interest to The Heartlands Retirement Community - Ellicott City I, Inc., successor in interest to Health Park Housing Limited Partnership) and The Bank of New York (successor in interest to Mercantile-Safe Deposit and Trust Company).  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2

Second Deed of Trust Note, dated July 31, 1997, by and between the Company (successor in interest to The Heartlands Retirement Community – Ellicott City I, Inc.) and Mercantile Mortgage Corporation.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.3

Stock Purchase Agreement, dated August 9, 2001, by and among Senior Housing Properties Trust, SNH/CSL Properties Trust, Crestline Capital Corporation and CSL Group, Inc.  (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-69846.)

10.4

Amendment to Stock Purchase Agreement, dated November 5, 2001, by and among Senior Housing Properties Trust, SNH/CSL Properties Trust, Crestline Capital Corporation and CSL Group, Inc.  (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated November 5, 2001.)

10.5†	2001 Stock Option and Stock Incentive Plan of the Registrant. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-69846, as amended on December 5, 2001.)

10.6†#	Form of Restricted Share Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.7#

Representative Form of Composite Copy of Operating Agreement, as amended through December 13, 2001 by and among subsidiaries of the Registrant and Marriott Senior Living Services, Inc.  (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)

10.8#

Representative Form of Pooling Agreement by and among certain subsidiaries of the Registrant and Marriott Senior Living Services, Inc.  (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-69846, as amended on December 5, 2001.)

10.9

Master Lease Agreement, dated December 31, 2001, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 31, 2001.)

10.10

Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant.  (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 31, 2001.)

10.11

First Amendment to Amended Master Lease Agreement, dated October 1, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on

Form 10-K for the year ended December 31, 2002.)

10.12

Second Amendment to Amended Master Lease Agreement, dated March 1, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, collectively as Tenant.  (Filed herewith.)

10.13

Amended and Restated Lease Agreement, dated March 1, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 1, 2004.)

10.14

Guaranty Agreement, dated December 31, 2001, made by the Registrant, as Guarantor, for the benefit of the Landlord under the Master Lease Agreement, dated December 31, 2001, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 31, 2001.)

10.15

Pledge of Shares of Beneficial Interest Agreement, dated December 31, 2001, made by the Registrant for the benefit of the Landlord under the Master Lease Agreement, dated December 31, 2001, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)

10.16

Security Agreement, dated December 31, 2001, by and among Five Star Quality Care Trust and the Landlord under the Master Lease Agreement by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant, dated December 31, 2001.  (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)

10.17

Shared Services Agreement, dated January 2, 2002, by and between the Registrant and Reit Management & Research LLC.  (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)

10.18

Amendment No. 1 to Shared Services Agreement, dated January 14, 2002, by and between the Registrant and Reit Management & Research LLC.  (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648.)

10.19

Amendment No. 2 to Shared Services Agreement, dated as of March 10, 2004, by and between the Company and Reit Management & Research LLC.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

10.20

Guaranty Agreement, dated January 11, 2002, made by the Registrant, as Guarantor, for the benefit of the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant.  (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 31, 2001.)

10.21

Pledge of Shares of Beneficial Interest Agreement, dated January 11, 2002, made by FSQ, Inc. for the benefit of the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant.  (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)

10.22

Security Agreement, dated January 11, 2002, by and among FS Tenant Holding Company Trust and the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)

10.23

Receivables Purchase and Transfer Agreement, dated as of October 24, 2002, by and among the Registrant, as Primary Servicer, the Providers named therein, and FSQC Funding Co., LLC, as Purchaser.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the

quarter ended September 30, 2002.)

10.24

Loan and Security Agreement, dated as of October 24, 2002, by and among FSQC Funding Co., LLC, as Borrower, the Lenders party thereto, Dresdner Kleinwort Wasserstein LLC, as Co-Program Manager, Syndication Agent and Lead Arranger, Healthcare Finance Group, Inc., as Co-Program Manager, and HFG Healthco-4 LLC, as Collateral Agent.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.25

Guaranty Agreement, dated as of October 24, 2002, made by the Registrant, Five Star Quality Care Trust and Five Star Quality Care Holding Co., Inc. in favor of FSQC Funding Co., LLC.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.26

Pledge Agreement, dated as of October 24, 2002, by and among Five Star Quality Care Trust and Five Star Quality Care Holding Co., Inc., as Grantors, and HFG Healthco-4 LLC, as Collateral Agent for the benefit of the Lenders and as assignee of the Purchaser. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.27

Assignment of Contracts as Collateral Security, dated as of October 24, 2002, between FSCQ Funding Co., LLC and HFG Healthco-4, LLC, as Collateral Agent.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.28

Lease Agreement, dated October 25, 2002, by and between SNH CHS Properties Trust, as Landlord, and FVE-CHS LLC, as Tenant.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 25, 2002.)

10.29

First Amendment to Lease Agreement, dated as of May 30, 2003, by and between SNH CHS Properties Trust and FVE-CHS LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.30

Second Amendment to Lease Agreement dated as of September 30, 2003, by and between SNH CHS Properties Trust and FVE-CHS LLC.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.31

Guaranty Agreement, dated October 25, 2002, for the benefit of SNH CHS Properties Trust and Senior Housing Properties Trust made by the Registrant.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.32

Guaranty Agreement, dated October 25, 2002, made by Five Star Quality Care-MD, LLC, Five Star Quality Care-NC, LLC and Five Star Quality Care-VA, LLC for the benefit of SNH CHS Properties Trust.  (Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002.)

10.33

Pledge Agreement, dated October 25, 2002, made by FSQ, Inc. for the benefit of SNH CHS Properties Trust. (Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002.)

10.34

Security Agreement, dated October 25, 2002, by and between FVE-CHS LLC and SNH CHS Properties Trust.  (Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002.)

10.35

Security Agreement, dated October 25, 2002, by and among Five Star Quality Care-MD, LLC, Five Star Quality Care-NC, LLC, Five Star Quality Care-VA, LLC and SNH CHS Properties Trust. (Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002.)

10.36

Partial Termination of Lease and Sublease dated as of June 5, 2003, by and among SPTIHS Properties Trust, Five Star Quality Care Trust and Five Star Quality Care - GA, LLC.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.37

Purchase and Sale Agreement, dated March 1, 2004, by and among Ellicott City Land I, LLC and Ellicott City Land II, LLC, collectively as Sellers and SNH CHS Properties Trust, as Purchaser.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 1, 2004.)

10.38#	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

21.1	Subsidiaries of the Registrant. (Filed herewith.)

31.1	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1	Certification required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (Furnished herewith.)

99.1	Charter of the Nominating and Governance Committee, dated March 10, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

99.2	Charter of the Compensation Committee, dated March 10, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

99.3	Charter of the Audit Committee, dated March 10, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

99.4	Governance Guidelines, dated March 10, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

99.5	Code of Business Conduct and Ethics, dated March 10, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

99.6	Charter of the Quality of Care Committee, dated March 10, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

†	Indicates a management contract or a compensatory plan, contract or arrangement.

#	Agreement filed is illustrative of numerous other agreements to which the Registrant is a party.

Report of Independent Auditors

To the Directors and Shareholders of Five Star Quality Care, Inc.

We have audited the accompanying consolidated balance sheet of Five Star Quality Care, Inc., as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 5, 2004

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$21,236	$10,270
Accounts receivable, net of allowance of $4,305 and $3,902 at December 31, 2003 and 2002, respectively	30,581	33,877
Due from Senior Housing Properties Trust	544	62
Prepaid expenses	4,305	1,626
Other current assets	3,022	2,474
Total current assets	59,688	48,309

Property and equipment, net	55,484	70,329
Restricted cash, insurance arrangements	8,431	3,800
Restricted cash, other	15,338	9,511
Mortgage notes receivable	6,143	—
Other long term assets	2,286	1,248
	$147,370	$133,197

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$23,984	$19,425
Accrued compensation and benefits	8,936	5,812
Due to Senior Housing Properties Trust	6,605	—
Due to Sunrise Senior Living Services, Inc.	6,134	—
Mortgage note payable	54	141
Secured revolving credit facility	4,000	—
Accrued real estate taxes	5,142	2,404
Other current liabilities	3,290	6,663
Total current liabilities	58,145	34,445

Long term liabilities:
Mortgage note payable	6,381	15,982
Continuing care contracts	10,164	10,681
Other long term liabilities	8,253	7,042
Total long term liabilities	24,798	33,705

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 10,000,000 shares authorized, 8,513,634 and 8,452,634 shares issued and outstanding at December 31, 2003 and 2002, respectively	85	84
Additional paid-in capital	86,244	78,926
Accumulated deficit	(21,902)	(13,963)
Total shareholders’ equity	64,427	65,047
	$147,370	$133,197

The accompanying notes are an integral part of these financial statements.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands, except per share data)

	2003	2002	2001

REVENUES:
Net revenues from residents	$575,986	$519,106	$219,742
Interest and other income	229	297	92
Total revenues	576,215	519,403	219,834

EXPENSES:
Wages and benefits	315,615	274,248	153,438
Other operating expenses	151,013	143,053	48,009
Management fee to Sunrise Senior Living Services, Inc.	17,391	16,643	—
Rent to Senior Housing Properties Trust	77,266	75,210	—
General and administrative	17,745	15,415	15,593
Depreciation and amortization	3,588	1,794	1,321
Interest expense	1,164	198	—
Impairment of assets	—	150	—
Restructuring costs	—	122	—
Spin off and merger expense, non recurring	—	2,829	—
Total expenses	583,782	529,662	218,361

(Loss) income from continuing operations	(7,567)	(10,259)	1,473

Loss from discontinued operations	(372)	(2,915)	(946)

Net (loss) income	$(7,939)	$(13,174)	$527

Weighted average shares outstanding	8,482	7,556	4,374

Basic and diluted (loss) income per share from:
Continuing operations	$(0.89)	$(1.36)	$0.34
Discontinued operations	(0.05)	(0.38)	(0.22)
Net (loss) income per share	$(0.94)	$(1.74)	$0.12

The accompanying notes are an integral part of these financial statements.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2000	1,000	$—	$56,004	$(1,316)	$54,688

Issuance of stock, pursuant to spin-off	4,373,334	44	189	—	233
Distribution to Senior Housing Properties Trust, net	—	—	(5,215)	—	(5,215)
Net income	—	—	—	527	527

Balance at December 31, 2001	4,374,334	44	50,978	(789)	50,233

Issuance of stock, pursuant to merger of FSQ, Inc.	250,000	2	1,873	—	1,875
Issuance of stock, pursuant to equity offering	3,823,300	38	26,039	—	26,077
Stock grants	5,000	—	36	—	36
Net loss	—	—	—	(13,174)	(13,174)

Balance at December 31, 2002	8,452,634	84	78,926	(13,963)	65,047

Stock grants	61,000	1	103	—	104
Capital contributions at lease inception	—	—	7,215	—	7,215
Net loss	—	—	—	(7,939)	(7,939)

Balance at December 31, 2003	8,513,634	$85	$86,244	$(21,902)	$64,427

The accompanying notes are an integral part of these financial statements.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the year ended December 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,939)	$(13,174)	$527
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	3,588	1,794	1,321
Spin off and merger expense	—	2,829	—
Impairment of assets	—	150	—
Loss from discontinued operations	372	2,915	867
Provision for bad debt expense	403	(1,916)	1,587
Changes in assets and liabilities:
Accounts receivable	3,674	12,310	9,571
Prepaid expenses and other current assets	(9,583)	778	(2,685)
Accounts payable and accrued expenses	2,592	6,802	(4,905)
Accrued compensation and benefits	3,124	524	(492)
Due to Senior Housing Properties Trust	6,667	(3,480)	2,232
Due to Sunrise Senior Living Services, Inc.	6,134	—	—
Other current liabilities	10,132	441	(8,316)
Cash provided by (used in) operating activities	19,164	9,973	(293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of working capital by lease	—	10,722	—
Payments on mortgage note receivable	35	—	—
Deposits into restricted cash accounts	(10,458)	(7,445)	—
Acquisition of pharmacy, net of cash acquired	(1,800)	—	—
Acquisition of insurance company, net of cash acquired	(1,310)	—	—
Real estate purchases	—	(44,927)	—
Real estate sales	16,331	—	—
Furniture, fixtures and equipment sales	10,754	—	—
Furniture, fixtures and equipment purchases	(15,812)	(6,954)	(2,176)
Cash used in investing activities	(2,260)	(48,604)	(2,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	55,500	—	—
Repayments of borrowings on revolving credit facility	(51,500)	—	—
Proceeds from issuance of common stock, net	—	26,113	233
Owners contribution, net	—	—	12,783
Payment of deferred financing costs	—	(1,055)	(1,016)
Repayments of mortgage payable	(9,687)	—	9,100
Cash (used in) provided by financing activities	(5,687)	25,058	21,100

Net cash used in discontinued operations	(251)	(1,100)	(867)

Change in cash and cash equivalents	10,966	(14,673)	17,764
Cash and cash equivalents at beginning of year	10,270	24,943	7,179
Cash and cash equivalents at end of year	$21,236	$10,270	$24,943

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,386	$145	$—

Non-cash investing and financing activities:
Notes exchanged in sale of properties	(6,261)	—	—
Capital contributions at lease inception	7,215	—	—
Issuance of common stock	104	—	—
Contribution of real estate and related property from Senior Housing Properties Trust	—	—	(2,232)
Acquisition of assets by merger	(2,220)	(1,052)	—
Assumption of liabilities by merger	(890)	2,006	—
Assumption of mortgage	—	15,775	—
Issuance of common stock for merger	—	1,875	—
Assumption of assets by lease	—	(12,061)	—
Assumption of liabilities by lease	—	22,783	—
Distribution of real estate and other assets to Senior Housing Properties Trust	—	—	29,330
Assumption of mortgage payable by Senior Housing Properties Trust	—	—	(9,100)

The accompanying notes are an integral part of these financial statements.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.  Organization and Business

We were organized on April 27, 2000, as a wholly owned subsidiary of Senior Housing Properties Trust, or Senior Housing.  We were incorporated in Delaware in 2000 and reincorporated in Maryland on September 17, 2001. Effective July 1, 2000, we assumed the operations of healthcare communities from two former bankrupt tenants of Senior Housing.

On December 31, 2001, Senior Housing distributed all of our common shares to its shareholders, or the Spin-Off.  Concurrent with the Spin-Off, we entered into a lease for 56 nursing home communities and a transaction agreement with Senior Housing and others to govern our initial capitalization and other events related to the Spin-Off.  Pursuant to the transaction agreement, Senior Housing provided our initial capitalization of $50,000. In connection with the Spin-Off, we (1) transferred seven properties and other assets with a net book value at December 31, 2001 of $29,330 to Senior Housing, (2) conveyed a mortgage obligation of $9,100 at December 31, 2001 to Senior Housing and (3) obtained title to two properties with a net book value of $2,232 at December 31, 2001 from Senior Housing.

On January 2, 2002, as required by the transaction agreement, we acquired FSQ, Inc., or FSQ, in order to acquire the personnel, systems and assets necessary to manage the healthcare communities that we lease from Senior Housing.  On January 11, 2002, as required by the transaction agreement, we entered into a lease with Senior Housing for 31 independent and assisted living communities formerly managed by Marriott Senior Living Services, Inc., or MSLS, a subsidiary of Marriott International, Inc., or Marriott, and now managed by Sunrise Senior Living Services, Inc., or SLS, a subsidiary of Sunrise Senior Living, Inc., or Sunrise.  Pursuant to the transaction agreement, we received the working capital assets and liabilities associated with this leasehold as part of our initial capitalization.  During 2003, information became available to us which resulted in $7,215 of additional paid in capital.  This amount was the result of our having received more working capital assets and having assumed fewer liabilities than we had previously recorded. On April 1, 2002, we purchased and began to operate five additional independent and assisted living communities.  On October 25, 2002, we sold one community purchased on April 1, 2002 to Senior Housing and entered into a lease with Senior Housing for that community and eight other independent and assisted living communities.  On that same day, we also purchased and began operating seven additional independent and assisted living communities.

On May 1, 2003, we leased three additional communities from Senior Housing.  On September 15, 2003, we acquired an institutional pharmacy located in Wisconsin.  On September 30, 2003, we sold one community purchased on April 1, 2002 to Senior Housing and entered into a lease with Senior Housing for that community.  On December 8, 2003, we acquired Affiliates Insurers, Limited, or Affiliates, from Reit Management and Research LLC, or RMR.  Affiliates reinsures a portion of our workers compensation insurance.  Also in 2003, we closed one nursing home and sold six communities that were purchased on October 25, 2002.

At December 31, 2003, our business included 101 communities containing 14,035 living units, including 48 primarily independent and assisted living communities containing 7,790 living units and 53 nursing homes containing 6,255 living units as well as one institutional pharmacy that services 10 nursing homes.

We experienced losses in 2003 and 2002. We believe that a combination of some or all of our efforts to increase revenues, contain or reduce costs, our ability to borrow on our revolving credit facility, our ability to sell to Senior Housing capital improvements made to communities leased from Senior Housing and the possibility of sales or financings of our owned communities will be sufficient for us to meet our working capital needs, operating expenses, rent payments to Senior Housing, debt service and capital expenditures in the normal course of our business for the foreseeable future.

2.  Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include our accounts and those of all of our subsidiaries. All intercompany transactions have been eliminated.

We were owned by Senior Housing until December 31, 2001 and 2001 transactions are presented on Senior Housing’s historical basis.  During 2001, substantially all of the cash we received from the communities’ operations was deposited in and commingled with Senior Housing’s general funds, and Senior Housing provided funds for working capital and other cash requirements. Our general and administrative expenses in 2001 are comprised of costs incurred by Senior Housing and charged to us primarily based on a specific identification basis, which, in the opinion of management, is reasonable. It is not practicable to estimate additional costs that we would have incurred as a separate entity during 2001.

Under the terms of our management agreements with SLS we have provided SLS with working capital to be used in the operation of the communities.  The components of the working capital, primarily cash and cash equivalents, inventories, trade accounts receivable and accounts payable, are controlled by SLS on our behalf, but we retain the risks and rewards associated with the underlying assets and liabilities.  Accordingly, the components of this working capital (including cash and cash equivalents of $13,167 and $2,655 at December 31, 2003 and 2002) are included in our consolidated balance sheet.

Estimates and assumptions.  Preparation of these financial statements in conformity with accounting principles generally accepted in the Unites States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  The actual results could differ from our estimates.

Cash and cash equivalents.  Cash and cash equivalents, consisting of investments with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash, insurance arrangements.  Restricted cash, insurance arrangements, is cash that we deposited as security for letters of credit which secure obligations arising from our professional liability insurance program.

Restricted cash, other.  Restricted cash, other as of December 31, 2003, includes the following amounts that we are required to escrow: (1) $518 required by certain healthcare regulatory agencies, (2) $5,000 for future capital expenditures, as required by our lease with Senior Housing and our management agreements with SLS, (3) $339 for real estate taxes and capital expenditures as required by a mortgage, (4) $9,168 for resident security deposits for certain SLS managed communities and (5) $313 for other business reasons.  Restricted cash as of December 31, 2002, includes the following amounts that we are required to escrow: (1) $518 required by certain healthcare regulatory agencies, (2) $1,150 for future capital expenditures, as required by our lease with Senior Housing and our management agreements with SLS, (3) $419 for real estate taxes and capital expenditures as required by mortgages, (4) $7,361 for resident security deposits for certain SLS managed communities and (5) $63 for other business reasons.

Accounts receivable and allowance.  We record accounts receivable at their estimated net realizable value.  In the case of receivables generated from residents, we estimate allowances for uncollectible amounts based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements with residents or their third party payors.  In the case of other receivables, such as those due from various governments or other entities with which we have transacted business, we estimate allowances based upon factors which include, but are not limited to, the agreements with such payors, their stated intent to pay, their financial capacity to pay and other factors which may include litigation.  Accounts receivable allowances are estimates.  We periodically review and revise these estimates based on new information; such revisions may be material.

During 2003, 2002 and 2001, we increased our allowance for doubtful accounts by $2,456, $4,387 and $3,283, respectively, and wrote off accounts receivable of $2,053, $4,502 and $1,696, respectively.

Included in accounts receivable as of December 31, 2003 and 2002 are amounts due from the Federal Government Medicare program of $4,174 and $11,026, respectively, and amounts due from various state Medicaid programs of $12,368 and $14,985, respectively.

Deferred finance costs.  We capitalize issuance costs related to borrowings and amortize the deferred cost over the terms of the respective loans.  The unamortized balance of deferred finance costs was $503 and $828 at December 31, 2003 and 2002, respectively.  Accumulated amortization related to deferred finance costs was $326 and $51 at December 31, 2003 and 2002, respectively.  At December 31, 2003, the weighted average amortization period remaining is approximately two years.  The amortization expense to be incurred over the next two years as of December 31, 2003 is $276 in 2004 and $227 in 2005.

Income taxes.  Prior to the Spin-Off, substantially all of our taxable income was included in the taxable income of Senior Housing for federal income tax purposes.  Senior Housing qualified as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, prior to December 31, 2001, we were a subsidiary of Senior Housing.  After the Spin-Off, we became a separate taxable corporation and are responsible for our own tax liabilities and filings.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS 109.  SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Because we have a short operating history as a separate company during which we have generated no taxable income, we have fully reserved the value of the net deferred tax asset (see note 5).

Property and equipment.  We expense depreciation on real estate properties on a straight-line basis over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements and up to seven years for personal property. We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets.  If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows from the asset to determine if an impairment loss should be recognized.  We determine the amount of impairment loss by comparing the historical carrying value of the asset to its estimated fair value.  We determine estimated fair value through an evaluation of recent financial performance and projected discounted cash flows of properties using standard industry valuation techniques.  In addition to consideration of impairment upon events or changes in circumstances as described above, we regularly evaluate the remaining lives of our long-lived assets.  If we change estimated lives, we allocate the carrying value of affected assets over the revised remaining lives.  During 2002, we wrote off certain impaired assets with a carrying value of $772.

Self insurance.  We self insure up to certain retained limits for workers compensation, professional liability, and, as of August 2002, employee health insurance.  Claims in excess of these retained limits are insured by third party insurance providers up to contractual limits, over which we are self insured.  We accrue the estimated cost of self insured amounts based on projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims and incidents and expected changes in premiums for insurance provided by third party insurers whose policies provide for retroactive adjustments.  We periodically adjust these estimates based upon our claims experience, recommendations from our professional consultants, changes in market conditions and other factors; such adjustments may be material.

Continuing care contracts.  At some of our communities that are managed by SLS, residents can enter into continuing care contracts.  These contracts require residents to make advance payments some of which are refundable and are carried as liabilities until they are refunded and some of which are not refundable and are carried as liabilities until they are amortized into revenues during the periods we expect to provide the service.  Portions of these payments are included in restricted cash on our balance sheet.

Restructuring costs.  During 2002, we reduced the number of our regional offices and had staff reductions in our home office.  As a result, we incurred restructuring costs of $122 for severance payments to terminated employees, all of which was paid in 2002.

Per common share amounts.  We computed loss per share for the years ended December 31, 2003 and 2002, using the weighted average number of shares outstanding during the year.  We presented earnings per share for the year ended December 31, 2001, as if the shares outstanding at December 31, 2001, were outstanding as of January 1, 2001. We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Revenue recognition.  Our revenues are derived primarily from services to residents at communities we own or lease.  We accrue revenues when services are provided and revenues are earned.  Some of our services are provided with the expectation of payment from governments or other third party payors; related revenues are reported at their estimated net realizable amounts at the time the services are provided.  We derived approximately 39%, 39% and 78% of 2003, 2002 and 2001 net resident revenues, respectively, from payments under Federal and state medical assistance programs.  Revenues under some of these programs are subject to audit and retroactive adjustment.

Medicare revenues totaled $86,100, $68,400 and $35,400 during 2003, 2002 and 2001, respectively.  Medicaid revenues totaled $148,600, $142,600 and $127,900 during 2003, 2002 and 2001, respectively.  Some of the states in which we operate are contemplating plans to reduce Medicaid funding.  We cannot estimate the magnitude of potential Medicaid and future Medicare rate reductions but it may be material.  Medicaid and Medicare rates reductions, if they occur, may have a negative impact on our revenues and may increase our losses.

New Accounting Pronouncements.  In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, or FAS 145.  The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as a extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or FAS 146. FAS 146 reconsiders all of the prior guidance regarding restructuring charges, employee termination benefits and other costs to exit an activity. FAS 146 applies to costs associated with (a) certain termination benefits (commonly identified as one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate communities or relocate employees.

We adopted FAS 145 and FAS 146 on January 1, 2003 and such adoptions did not have an impact on our financial position or our results of operations. Reclassifications.

Reclassifications.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

3.  Property and Equipment

Property and equipment, as of December 31, 2003 and 2002, consist of:

	2003	2002
Land	$3,542	$4,947
Buildings and improvements	42,328	57,468
Furniture, fixtures and equipment	13,476	9,663
	59,346	72,078
Accumulated depreciation	(3,862)	(1,749)
	$55,484	$70,329

4.  Line of Credit

On October 24, 2002, one of our subsidiaries entered into a revolving credit facility agreement.  The interest rate on borrowings on this facility is LIBOR plus a spread.  The maximum amount available under this facility is $12,500, and is subject to limitations based upon qualifying collateral. The facility is available for acquisitions, working capital and general business purposes.  The facility is secured by accounts receivable (totaling $19,100, net of allowances of $1,000, as of December 31, 2003) generated at some of our communities and contains covenants such as maintenance of collateral, maintenance of lockbox accounts designed to provide the lenders with access to the collateral consolidated minimum net worth and certain other financial ratios.  Accounts receivable which secure the facility are transferred by our subsidiary operators to a wholly owned finance subsidiary of ours.  In certain circumstances subject to lender and collateral availability, the maximum borrowings under this facility may be increased to $25,000. The facility terminates on October 24, 2005. As of December 31, 2003, $4,000 was outstanding under the facility.  As of March 24, 2004 no amounts were outstanding under this facility.  Interest expense related to this facility was $155 for the year ended December 31, 2003.

5.  Income Taxes

Significant components of our deferred tax assets and liabilities as of December 31, 2003 and 2002, are as follows:

	2003	2002
Deferred tax assets (liabilities) for the income tax effects of:
Allowance for doubtful accounts	$1,826	$1,671
Accrued liabilities	527	600
Net operating loss carry forwards	1,706	3,112
Tax vs. book depreciation	2,309	(163)
Continuing care contracts	2,276	2,235
Deferred income	323	200
Insurance reserve	1,703	—
Net deferred tax asset before valuation allowance	10,670	7,655
Valuation allowance	(10,670)	(7,655)
Net deferred tax asset	$—	$—

During 2001 some of our subsidiaries were taxable entities separate from Senior Housing and generated net operating loss carryforwards for tax purposes. These subsidiary net operating loss carryforwards totaled $666 at December 31, 2003 and 2002 and may be used under certain conditions to reduce our future taxable income. For the year ended December 31, 2003, we estimate that we used net operating loss carry forwards of $3,687, leaving us with net operating loss carry forwards of $3,253 available to reduce future taxable income.  Because we have a short operating history as a separate company during which we have generated no taxable income, we have fully reserved the value of the net deferred tax asset.  As a result, we recorded no income tax benefit for the years ended December 31, 2003, 2002 and 2001.  Our net operating loss carryforwards will expire beginning in 2020, if unused.

The principal reasons for the difference between our effective tax (benefit) rate and the U.S. federal statutory income tax (benefit) rate are as follows:

	For the years ended December 31,
	2003	2002	2001

Taxes at statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State and local income taxes, net of federal tax benefit	(4.0)%	(4.0)%	(4.0)%
Non deductible spin-off and merger expenses	—	8.4%	—
Other	31.5%	(2.2)%	—
Effective tax rate	(6.5)%	(31.8)%	(38)%
Tax valuation allowance	6.5%	31.8%	38%

6.  Mortgages Payable

One of the properties acquired by one of our subsidiaries in October 2002 was encumbered by two mortgage notes secured by first and second deeds of trust.  In accordance with the prepayment provisions of the first mortgage, in December 2003, we prepaid the first mortgage note which totaled $9,323.  The remaining deed of trust mortgage totaling $6,435 was prepaid on March 1, 2004.

7.  Leases

Effective January 1, 2002, we entered into a noncancelable lease with Senior Housing for 56 communities.  The lease is a “triple-net” lease which requires that we pay for all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes.  The lease also requires us to maintain the communities during the lease term and to indemnify Senior Housing for any liability which may arise from its ownership during the lease term.  The lease initially required minimum rent payments to Senior Housing of $7,000 per year.  In 2002, we ceased to operate one of these leased communities.  Pursuant to the lease terms, that community was sold, the net proceeds were paid to Senior Housing and the annual rent was reduced by 10% of the net sales proceeds or $77.  In 2003, we ceased to operate another one of these leased communities.  Pursuant to the lease terms, we sold that community and paid net proceeds to Senior Housing, and our annual rent was reduced by 10% of the net sales proceeds or $28.  During 2003, we sold $7,477 of improvements on these properties to Senior Housing, pursuant to the lease terms.  As a result of this transaction, and in accordance with our leases, our annual minimum rent to Senior Housing increased by 10% of the sales proceeds, or $748.  Prior to the lease combination discussed below, we leased 53 properties under this lease.

On January 11, 2002, we entered into a second noncancelable lease with Senior Housing for 31 retirement communities.  These communities are managed by SLS.  The lease is a “triple-net” lease which requires us to pay for all costs incurred in the operation of the communities, including insurance and real estate taxes.  The lease also requires us to maintain the communities during the lease term and to indemnify Senior Housing for any liability which may arise from its ownership during the lease term.  The lease initially required minimum rent payments to Senior Housing of $63,000 per year.  The lease expires on December 31, 2017, and we have two renewal options totaling an additional 15 years.On October 25, 2002, we and Senior Housing agreed to modify this lease.  Prior to this lease modification, the lease required us to make periodic deposits into an escrow account for future capital expenditures at these 31 leased communities.  We paid these deposits to Senior Housing as additional rent expense.  From the period January 11, 2002 through September 30, 2002, we deposited $5,376 into escrow accounts owned by Senior Housing that was recorded as rent expense.  As a result of this modification, effective October 1, 2002, we make deposits into escrow accounts that we own and Senior Housing has a security and remainder interest in these accounts and in all property purchased with funding from these accounts.  The amount and use of these escrows are unchanged by this amendment; however, subsequent to September 30, 2002, we do not record rent expense as a result of these deposits.  During 2003, we sold $3,194 of improvements on these properties to Senior Housing, pursuant to the lease terms.  As a result of this transaction, and in accordance with our leases, our annual minimum rent to Senior Housing increased by 10% of the sales proceeds, or $319.  Also in 2003 we paid $355 in percentage rent related to this lease.  Taking these transactions into account, our revised annual minimum rent payable to Senior Housing under this lease is $63,674.

On October 25, 2002, we sold one community to Senior Housing for approximately $12,700, which was the approximate net book value of that community and its estimated fair value at the time of the sale. On the same day, we leased this property along with eight other senior living properties from Senior Housing. The lease is a “triple-net” lease that requires us to pay for all costs incurred in the operation of the communities, including insurance and real estate taxes.  The lease also requires us to maintain the communities during the lease term and to indemnify Senior Housing for any liability which may arise from its ownership during the lease term.  The lease initially required minimum rent payments to Senior Housing of $6,285 per year and percentage rent starting in 2005.  On May 30, 2003, we leased an additional three properties that are now included as a part of this lease for $650 per year.  On September 30, 2003, we sold one additional community to Senior Housing for approximately $12,300, which was its appraised value at the time of the sale and then leased that community from Senior Housing for annual minimum rent of 10% of the sales proceeds or $1,230 per year.  During 2003, we sold $732 of improvements on these properties to Senior Housing, pursuant to the lease terms.  As a result of this transaction, and in accordance with our leases, annual minimum rent to Senior Housing increased by 10% of the sales proceeds, or $73.  Prior to the lease combination discussed below, we leased 13 properties under this lease.

During 2003, two of our above mentioned three leases with Senior Housing were for 53 nursing homes and for 13 independent and assisted living communities, respectively.  On March 1, 2004, these leases were combined into one lease.  Simultaneously with this lease combination, the lease terms were changed as follows:

•                                          The lease expiration date under the combined lease is December 31, 2020.  Prior to the lease combination, the lease maturity date for the nursing home lease and the independent and assisted living community lease was December 31, 2018 and 2019, respectively.  The lease contains one 15 year renewal option for all, but not less than all communities.

•                                          Under the combined lease, we will pay to Senior Housing as additional rent an amount equal to 4% of the increase in revenues at the leased properties beginning in 2006.  Prior to the lease combination, the percentage and the beginning time period for the nursing home lease and the independent and assisted living community lease was 3% and 2004 and 4% and 2005, respectively.

•                                          Under the lease for the 31 properties operated by SLS, we will pay to Senior Housing as additional rent an amount equal to 4% of the increase in revenues at the leased properties beginning in 2006.  In 2003, Senior Housing earned $355 of additional rent based on the increase in revenues at the leased properties.  This amount is now included in our fixed annual rent for these properties.

•                                          On March 1, 2004, Senior Housing also purchased from us one independent and assisted living community with 229 units located in Maryland.  The purchase price was $24,100, its appraised value.  This property was added to the combined lease.

•                                          The annual rent under the combined lease for 53 nursing homes and 14 independent and assisted living communities is $18,290.  And

•                                          All other lease terms remained substantially unchanged.

The future minimum rent required by our leases with Senior Housing as of March 24, 2004, is as follows:

2004	$81,964
2005	81,964
2006	81,964
2007	81,964
2008	81,964
Thereafter	774,263
$1,184,083

8.  Shareholders’ Equity

During 2002, we issued 3,823,300 common shares, in an underwritten public offering, for gross proceeds of approximately $28,522. Proceeds received, net of underwriting commissions and other costs, were $26,077.

On May 7, 2002, we issued 1,000 common shares to each of our five directors as part of their annual compensation.  The shares were valued at $7.10 per share, which was the closing price of our common shares on the American Stock Exchange on the date of issue.

On May 6, 2003, we issued 1,000 common shares to each of our five directors as part of their annual compensation.  The shares were valued at $1.17 per share, which was the closing price of our common shares on the American Stock Exchange on the date of issue.

On July 15, 2003, we issued 56,000 common shares to our officers and others who provide services to us.  The shares were valued at $1.75 per share, which was the average price of our common shares on the American Stock Exchange on the date of issue.

On January 14, 2004, we issued 1,000 common shares to our new director, Barbara Gilmore, as part of her annual compensation.  The shares were valued at $5.49 per share, which was the closing price of our common shares on the American Stock Exchange on the date of issue.

We initially reserved an aggregate of 650,000 shares of our common shares under the terms of the 2001 Stock Option and Stock Incentive Plan, or the Award Plan.  As of December 31, 2003, we have reserved 583,000 of our common shares under the terms of the Award Plan.

9.  Community Acquisitions

In January 2002, we entered into a lease with Senior Housing for 31 independent and assisted living communities then managed by MSLS and currently managed by SLS.  In connection with this transaction, we acquired the net working capital of the communities of $6,537, received cash of $5,665, and assumed certain long term liabilities totaling $12,202.  We allocated the purchase price on the basis of the fair value of assets acquired and liabilities assumed.

In April 2002, we purchased five senior living communities for $45,500 in cash. We allocated the purchase price to the property and equipment acquired.

In October 2002, we purchased an additional seven senior living communities for $27,000.  We allocated the purchase price to the property and equipment acquired.  To finance this purchase, we sold one of our existing communities to Senior Housing for approximately $12,700 and assumed $15,798 of mortgage debt, which had a fair value of $16,210.  In connection with this transaction, we leased another eight senior living communities from Senior Housing, which Senior Housing simultaneously acquired.

We account for each of these acquisitions using the purchase method of accounting.  As such, we have included the results of operations of each of the communities acquired in our statement of operations from the date of acquisition.  We did not record any goodwill related to any of the acquisitions.

10.  Pro Forma Information (Unaudited)

Pro forma operating results assuming commencement of operations as of January 1, 2002, of the 53 communities we acquired or leased during 2003 and 2002, and assuming that our sale of 3,823,000 common shares occurred on January 1, 2002, are as follows:

	2003	2002
	(unaudited)
Revenues	$576,215	$563,193
Expenses	583,782	573,688
Net (loss) income from continuing operations	(7,567)	(10,495)
Loss from discontinued operations	(372)	(2,798)
Net (loss) income	$(7,939)	$(13,293)

Weighted average shares outstanding	8,482	8,447
Net (loss) income per share	$(0.94)	$(1.57)

11.  Discontinued Operations

During 2002, we ceased operations at two leased nursing homes: one community in Phoenix, Arizona, which we leased from Senior Housing; and one community in Campbell, Nebraska, which we leased from that municipality.  The Arizona community was closed and subsequently sold by Senior Housing for $770 which caused a $77 reduction in annual minimum rent payable in accordance with the lease terms.  The operations of the Nebraska community were assumed by its owner.

Also in 2002, we decided to sell one additional nursing home located in Connecticut.  Until this decision, we were exploring alternative uses for this property, including the possibility of developing age restricted housing at this community.  Our decision to abandon these efforts and sell this property resulted in the classification of this community as a discontinued operation in 2002.  The shut down of the healthcare operations of this community occurred in 2001 and was accomplished pursuant to an agreement with, and authorization from, the Connecticut Department of Social Services.  That agreement provided for certain Medicaid rate adjustments to compensate for shut down losses attributable to Medicaid patients who were residents at the community.  Based on the agreement, we recorded a receivable of approximately $1,450 of expected Medicaid rate adjustments for these shut down costs.  In November 2002, we received a revised notice from the Connecticut Medicaid authorities that rate adjustments of approximately $512 would be authorized.  We wrote off the remainder of this receivable and reported the loss with the loss from discontinued operations for 2002.  In addition, during 2002, we recorded an asset impairment charge of $772 related to this community, primarily because of a decline in the value of skilled nursing bed licenses which were held for sale.

During 2003, we ceased operations at one nursing home which was leased from Senior Housing.  The community was closed and subsequently sold by Senior Housing for $345 which caused a $35 reduction in annual minimum rent payable in accordance with the lease terms.  In August 2003, we sold an assisted living community and in December 2003, we sold another five assisted living communities.  We received $3,500, consisting of $350 of cash and a $3,150 six-year mortgage note at 8% interest, for the assisted living community that was sold in August 2003.  We deferred the $1,100 gain on the sale and we expect to recognize the gain as income over the life of the note in proportion to note principal payments that we receive.  We received $3,550, consisting of $440 of cash and a $3,110 fifteen year mortgage note at 9% interest, for the five assisted living communities that we sold in December 2003.  We deferred the $1,200 gain on the sale and we expect to recognize the gain as income when it is demonstrated that the buyer has the ability to pay the mortgage note.  These deferred gains are included in other long term liabilities on our consolidated balance sheet.

As of December 31, 2003, substantially all of our assets and liabilities related to these communities have been disposed of and paid, respectively.  The income statements for all periods presented have been reclassified to present the results of operations of these communities as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Revenues	$5,033	$5,763	$9,752
Expenses	5,405	8,678	10,698
Net loss	$(372)	$(2,915)	$(946)

12.  Transactions With Affiliates

On December 31, 2001, Senior Housing distributed substantially all of its ownership of our shares to its shareholders.  In order to effect the Spin-Off and to govern relations after the Spin-Off, we entered into agreements with Senior Housing, pursuant to which it was agreed that:

•                                          so long as Senior Housing remains a REIT, we may not waive the share ownership restrictions in our charter on the ability of any person or group to acquire more than 9.8% of any class of our equity shares without, among other requirements, the consent of Senior Housing and our determination that the exception to the ownership limitations would not cause a default under any of our leases;

•                                          so long as we are a tenant of Senior Housing, we will neither permit any person or group to acquire more than 9.8% of any class of our voting stock or permit the occurrence of other change in control events, as defined, nor will we take any action that, in the reasonable judgment of Senior Housing or

HRPT Properties Trust, or HRPT, might jeopardize the tax status of Senior Housing or HRPT as a REIT;

•                                          Senior Housing has the option, upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events, as defined, to cancel all of our rights under the leases we have with Senior Housing; and

•                                          so long as we maintain our shared services agreement with RMR or are a tenant under a lease with Senior Housing then we will not acquire or finance any real estate without first giving Senior Housing, HRPT, Hospitality Properties Trust, or HPT, or any other publicly owned REIT or other entity managed by RMR the opportunity to acquire or finance real estate investments of the type in which Senior Housing, HRPT, HPT or any other publicly owned REIT or other entity managed by RMR respectively, invest.

At the time of the Spin-Off, all of the persons serving as our directors were trustees of Senior Housing.  Two of our current directors, Messrs. Martin and Portnoy, are current trustees of Senior Housing.

As of March 24, 2004, we lease 98 senior living communities from Senior Housing for total annual minimum rent of $81,964.

During 2003, we and Senior Housing were jointly involved in litigation with Marriott and MSLS, the operator of 31 of the senior living communities which we leased from Senior Housing. We and Senior Housing equally shared the costs of this litigation.  This litigation was settled in January 2004.

Since January 1, 2003, we have entered or agreed to enter into several transactions with Senior Housing, including the following:

•                                          During 2003 Senior Housing purchased $11,403 of improvements to its properties leased by us and, pursuant to the terms of our leases with Senior Housing, the annual rent payable to Senior Housing was increased by 10% of the amounts invested, or $1,140.

•                                          In March 2003, one of Senior Housing’s private company tenants defaulted on its lease for a nursing home in Missouri.  Senior Housing terminated this lease and engaged us to manage this property for Senior Housing’s account.  Currently this property is being offered for sale or lease.  We are paid a management fee of 5% of the gross revenues at this nursing home, totaling $135,000 through December 31, 2003.

•                                          In May 2003, Senior Housing purchased from an unrelated third party three assisted living properties with 143 living units located in Virginia for $6,500.  In September 2003, we sold Senior Housing one independent living property with 164 units in California for $12,300, its appraised value. These four properties were added to an existing lease with Senior Housing for nine other independent and assisted living properties.  Our minimum rent for the properties included in this lease was increased by $1,880 per year.  All other terms of the lease remained unchanged.

•                                          In July 2003, we agreed to buy two nursing homes in Michigan that we lease from Senior Housing.  The purchase price is $10,500, the appraised value of the properties. These two properties are leased on a combined basis with other nursing home properties. Under the terms of our lease with Senior Housing, upon consummation of the sale, our annual rent payable under the combined lease will be reduced by 10% of the net proceeds that Senior Housing receives from the sale.  We expect the sale of these properties to occur during the first half of 2004. However, this sale is contingent upon our obtaining Department of Housing and Urban Development insured financing for this purchase, and this sale may not close because of a failure of this condition or for some other reason.

•                                          On March 1, 2004, Senior Housing purchased from us one independent and assisted living community with 229 units located in Maryland.  The purchase price was $24,100, the appraised value of the property.  Simultaneous with this purchase, our existing leases with Senior Housing were modified as follows:

•  the lease for 53 nursing homes and the lease for 13 independent and assisted living communities were combined into one lease andthe property acquired on March 1, 2004 was added to this combined lease;

•  the combined lease maturity date was changed to December 31, 2020 from December 31, 2018 and 2019 for the separate leases;

•  our minimum rent for the combined lease of 53 nursing homes and 14 independent living communities was increased by $2,410 per year;

•  for all of our leases with Senior Housing the amount of additional rent, to be paid to Senior Housing was changed to 4% of the increase in revenues at the leased properties beginning in 2006; and

•  all other lease terms remain substantially unchanged.

We obtained a workers compensation insurance policy for the year beginning June 15, 2003, from a third-party insurer.  This third-party insurer ceded a portion of the premiums we paid to a Bermuda based company, Affiliates, which was owned by RMR.  Affiliates was organized by RMR to assist us in creating a partial self insurance program on an expedited basis. On December 8, 2003, we acquired Affiliates from RMR for an amount equal to RMR cost of organizing and capitalizing that company, approximately $1,310.

Our Chief Executive Officer and Chief Financial Officer are also officers and employees of RMR. These officers devote a substantial majority of their business time to our affairs and the remainder to RMR’s business which is separate from our business.  We believe the compensation we pay to these officers reasonably reflects their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division.

RMR provides investment, management and administrative services to us under a shared services agreement which is subject to renewal annually.  RMR is compensated at an annual rate equal to 0.6% of our total revenues.  Fees earned by RMR for services to us during 2003 were approximately $3,400.  The fact that RMR has responsibilities to other entities, including our landlord, Senior Housing, could create conflicts; and in the event of such conflicts between Senior Housing and us, the shared services agreement allows RMR to act on behalf of Senior Housing rather than on our behalf. RMR is owned by Messrs. Martin and Portnoy who are our managing directors. Messrs. Martin and Portnoy each have material interests in the transactions between us and RMR described above.  All transactions between us and RMR are approved by our independent directors.  Our independent directors have approved the renewal of the shared services agreement for its current term through December 31, 2004.

Messrs. Martin and Portnoy own the building in which our headquarters is located. Our lease for space was originally executed by FSQ, Inc. This lease expires in 2011. During 2003, we paid rent under this lease of $569,000.

Until March 31, 1997, Mr. Portnoy was a partner of Sullivan & Worcester LLP, our counsel and counsel to Senior Housing, RMR and affiliates of each of the foregoing, and he received payments from that firm during 2003 in respect of his retirement.

13.  Employee Benefit Plan

During 2001, we established an employee savings plan under the provisions of the Internal Revenue Code section 401(k).  All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their portion of the plan assets.  We do not contribute to this plan, but do pay certain expenses of the plan.  Plan expenses were $23, $24 and $30 for the years ended December 31, 2003, 2002 and 2001, respectively.

14.  Fair Value of Financial Instruments

Our financial instruments are limited to cash and cash equivalents, accounts receivable, accounts payable, continuing care contracts, mortgage notes receivable and mortgage notes payable.  The fair value of these financial instruments was not materially different from their carrying values at December 31, 2003 and 2002.  Our estimates of fair values were based on current market prices and discounted cash flow analysis.

15.  Commitments and Contingencies

Connecticut Strike Costs.  During 2001, we incurred costs to hire temporary staff and to provide security services for residents and temporary employees during a Connecticut labor strike.  At the time of this strike, the Governor of Connecticut and the Connecticut Department of Social Services agreed to adjust Medicaid rates to compensate for a portion of these increased costs.  Litigation was brought by the striking union against the Governor and Commissioner of the Department of Social Services, and, on September 13, 2002, the United States District Court for Connecticut issued a declaratory ruling that Medicaid subsidies other than those to reimburse costs incurred to protect the health and safety of residents are violations of federal labor law.  The Connecticut Department of Social Services continues to review and process our claims for these adjustments, which total approximately $1,500 as of December 31, 2003, which is net of payments received of $350.  In the event that the Connecticut Department of Social Services determines not to make payments or seeks reimbursement of payments previously made, and our defenses and claims are not fully successful, the uncollected amounts, net of applicable reserves will be recorded as a loss in future periods.  We intend to pursue these claims.

Receivables from United States Department of Health and Human Services.  During 2000, we assumed the operations of 40 nursing homes from Integrated Health Services, Inc. and certain related entities, or together, IHS, a company then in bankruptcy, pursuant to a court approved settlement agreement.  Because of complex legal and governmental processes necessary to transfer nursing home licenses and Medicare and Medicaid payments, arrangements were agreed upon for IHS to continue to receive payments from such third party payors for services provided at the nursing homes following our assumption of operations, including an agreement among us, IHS and the Secretary of the United States Department of Health and Human Services, or HHS.  These arrangements were approved by the bankruptcy court and generally honored by IHS with respect to approximately $42,000 received by IHS for our account.  We initially believed IHS had received an additional $2,000 which was due to us.  When IHS refused to pay this amount we commenced suit against IHS in the bankruptcy court in August 2002.  Following the filing of the suit, settlement discussions were started.  In December 2002, IHS paid approximately $700 of the receivable balance.  IHS has asserted that it is only obligated to deliver funds it received from third-party payors, including HHS, and that HHS has withheld payments which are due to us.  In March 2003, we commenced suit against IHS, HHS and the State of Colorado Department of Healthcare Policy and Financing concerning the remaining receivable balance.  Shortly after filing, settlement was reached with the State of Colorado providing us a payment of approximately $400.  In December 2003, the court granted a motion to dismiss HHS, but took no action on IHS’s motion to dismiss.  In January 2004, we appealed the courts decision to dismiss HHS.  In February 2004, the court denied IHS’s motion to dismiss.  We intend to pursue these claims, but we cannot predict the outcome of this litigation.  If we do not collect this claim, the uncollected amounts, net of applicable reserves, will be recorded as a loss in future periods.

SLS Management Agreements.  During 2002, about the time Marriott determined to sell MSLS to Sunrise, we and Senior Housing became involved in litigation with Marriott and MSLS.  On January 7, 2004, we and Senior Housing settled the pending litigation with Marriott and MSLS.  Under the terms of the settlement we and Senior Housing, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation.  Also under the terms of the settlement, Marriott paid to us and Senior Housing $1,250 each.  The settlement was a compromise of the parties’ disputes entered into to avoid the expense and inconvenience of litigation and neither us or Senior Housing, nor Marriott or MSLS, has admitted any liability, violation of law or wrongdoing in connection with the matters in the litigation.  We believe the settlement resolves all of our litigation with Marriott. This settlement does not affect our or Senior Housing’s rights vis-à-vis SLS or Sunrise which arise by reason of events after Sunrise purchased MSLS.

16.  Segment Information

We operate in one reportable segment, which is the business of operating senior living communities, including independent living and congregate care communities, assisted living communities and nursing homes.  All of our operations and assets are located in the United States.

17.  Selected Quarterly Financial Data (Unaudited)

Following is summary unaudited quarterly results of operations for the years ended December 31, 2003 and 2002:

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$142,178	$141,110	$146,524	$146,403
Net loss	(2,537)	(1,974)	(1,166)	(2,262)
(Loss) per common share	$(0.27)	$(0.24)	$(0.14)	$(0.27)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$119,270	$131,278	$132,895	$139,068
Net (loss) income	(3,369)	(7,330)	(2,506)	31
(Loss) earnings per common share	$(0.66)	$(0.87)	$(0.30)	$0.08

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

	By:	/s/ Evrett W. Benton
Evrett W. Benton
President and Chief Executive Officer
Dated: March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evrett W. Benton	President and Chief Executive Officer	March 25, 2004
Evrett W. Benton

/s/ Bruce J. Mackey Jr.	Chief Financial Officer and Treasurer	March 25, 2004
Bruce J. Mackey Jr.

/s/ Barry M. Portnoy	Managing Director	March 25, 2004
Barry M. Portnoy

/s/ Gerard M. Martin	Managing Director	March 25, 2004
Gerard M. Martin

/s/ Bruce M. Gans	Director	March 25, 2004
Bruce M. Gans

/s/ Barbara D. Gilmore	Director	March 25, 2004
Barbara D. Gilmore

/s/ Arthur G. Koumantzelis	Director	March 25, 2004
Arthur G. Koumantzelis