Form 10-Q
period 2004-03-31
FIVE STAR QUALITY CARE INC
filed 2004-05-10
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-16817

FIVE STAR QUALITY CARE, INC.

Maryland (State or Other Jurisdiction of Incorporation or Organization)	04-3516029 (IRS Employer Identification No.)

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

Number of Common Shares outstanding at May 10, 2004: 8,514,634 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

MARCH 31, 2004

INDEX

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I. Financial Information

Item 1. Financial Statements

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	March 31, 2004 (unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 21,969	$ 21,236
Accounts receivable, net of allowance of $4,960 and $4,305 March 31, 2004 and December 31, 2003, respectively	31,613	30,581
Due from Senior Housing Properties Trust	--	544
Due from Sunrise Senior Living Services, Inc.	1,632	--
Prepaid expenses	4,246	4,305
Assets held for sale	3,245	--
Other current assets	3,012	3,022
Total current assets	65,717	59,688

Property and equipment, net	31,717	55,484
Restricted cash, insurance arrangements	8,431	8,431
Restricted cash, other	18,992	15,338
Mortgage notes receivable	6,067	6,143
Other long term assets	2,303	2,286
	$ 133,227	$ 147,370
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 24,824	$ 23,984
Accrued compensation and benefits	11,075	8,936
Due to Senior Housing Properties Trust	6,050	6,605
Due to Sunrise Senior Living Services, Inc.	--	6,134
Mortgage note payable	--	54
Secured revolving credit facility	--	4,000
Accrued real estate taxes	3,354	5,142
Continuing care contracts	2,271	2,221
Other current liabilities	1,914	1,069
Total current liabilities	49,488	58,145

Long term liabilities:
Mortgage note payable	--	6,381
Continuing care contracts	10,116	10,164
Other long term liabilities	8,682	8,253
Total long term liabilities	18,798	24,798
Commitments and contingencies:
Shareholders' equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	--	--
Common stock, par value $0.01: 10,000,000 shares authorized, 8,514,634 and 8,513,634 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	85	85
Additional paid-in capital	86,251	86,244
Accumulated deficit	(21,395)	(21,902)
Total shareholders' equity	64,941	64,427
	$ 133,227	$ 147,370

See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2004	2003
Revenues:
Net revenues from residents	$ 147,974	$ 141,597
Pharmacy revenue	2,167	--
Interest and other income	1,350	75
Total revenues	151,491	141,672

Expenses:
Wages and benefits	81,426	77,574
Other operating expenses	38,110	37,296
Management fee to Sunrise Senior Living Services, Inc.	4,633	4,306
Rent to Senior Housing Properties Trust	20,127	18,955
General and administrative	5,118	4,343
Depreciation and amortization	973	819
Interest expense	146	286
Total expenses	150,533	143,579
Income (loss) from continuing operations before income taxes	958	(1,907)

Provision for income taxes	--	--
Income (loss) from continuing operations	958	(1,907)

Loss from discontinued operations	(451)	(348)
Net income (loss)	$ 507	$ (2,255)
Weighted average shares outstanding	8,514	8,452
Income (loss) per share from:
Continuing operations	$ 0.11	$ (0.23)
Discontinued operations	(0.05)	(0.04)

Net income (loss) per share	$ 0.06	$ (0.27)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$ 507	$(2,255)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	973	819
Loss from discontinued operations	451	348
Provision for bad debt expense	655	(640)
Changes in assets and liabilities:
Accounts receivable	(1,687)	3,457
Prepaid expenses and other current assets	45	(1,118)
Accounts payable and accrued expenses	230	(1,339)
Accrued compensation and benefits	2,139	484
Due to / from Sunrise Senior Living Services, Inc.	(7,766)	--
Due from Senior Housing Properties Trust	(10)	62
Other current and long term liabilities	98	(621)
Cash used in operating activities	(4,365)	(803)
Net cash used in discontinued operations	(451)	(306)
Cash flows from investing activities:
Deposits into restricted cash accounts	(4,254)	(4,209)
Withdrawals from restricted cash for purchases of furniture, fixture and equipment	600	--
Real estate sales	22,512	--
Change in assets held for sale	(2,479)	--
Furniture, fixtures and equipment purchases	(394)	(1,606)
Cash provided by (used in) investing activities	15,985	(5,815)
Cash flows from financing activities:
Repayments of mortgage payable	(6,436)	--
Repayments of borrowings on revolving credit facility	(19,500)	--
Proceeds from borrowings on revolving credit facility	15,500	3,000
Cash (used in) provided by financing activities	(10,436)	3,000
Change in cash and cash equivalents	733	(3,924)
Cash and cash equivalents at beginning of period	21,236	10,270
Cash and cash equivalents at end of period	$ 21,969	$ 6,346
Supplemental cash flow information
Cash paid for interest	$ 158	$ 487

Non-cash investing and financing activities:
Issuance of common stock	7	--

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and all of our subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between us and our subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

At March 31, 2004, our business included 100 communities containing 13,832 living units, including 47 primarily independent and assisted living communities containing 9,056 living units and 53 nursing homes containing 4,776 living units. Our business also includes an institutional pharmacy that services 12 communities with 1,425 residents.

During the first quarter of 2004, we closed one assisted living community that was managed by Sunrise Senior Living Services, Inc., or SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise (see Note 6.)

Note 2.  Income Taxes

We have a short operating history and have historically generated no taxable income. Consequently, we have fully reserved the value of our net deferred tax assets arising from tax loss carryforwards due to the uncertainty of their future realization. Should we continue to generate income in the future, income tax expense will not be recorded until our tax loss carryforwards are utilized.

Note 3.  Per Common Share Amounts

Net income (loss) per share for the periods ended March 31, 2004 and 2003 is computed using the weighted average number of shares outstanding during the periods. We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Note 4.  Accounts Related to Management Agreements with SLS

Under the terms of the management agreements for our 30 communities managed for us by SLS we provide SLS with working capital. The working capital, which consists primarily of cash and cash equivalents, inventories, trade accounts receivable and accounts payable, is controlled and maintained by SLS on our behalf. Accordingly, we include the individual components of working capital for the SLS managed communities in our consolidated balance sheet.

Restricted cash, other as of March 31, 2004, includes $4,308 escrowed for future capital expenditures, as required by the management agreements with SLS and $8,005 escrowed related to resident security deposits for certain SLS managed communities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 5.  Assets Held for Sale

In accordance with our leases, Senior Housing Properties Trust, or Senior Housing, has agreed to fund amounts needed for capital improvements that we make to facilities that we lease from them. When Senior Housing provides such funds, our rent payable to Senior Housing is increased in accordance with the leases. Assets held for sale are those amounts we have spent on capital improvements that we have made to our leased facilities for which we will seek funding from Senior Housing.

Note 6.  Indebtedness

We have a $12,500 revolving credit facility that is secured by some of our accounts receivable. The amount which we may borrow is subject to limitations based upon qualifying collateral. The interest rate on borrowings, which was 4.7% as of March 31, 2004, is LIBOR plus a spread. The facility is available for acquisitions, working capital and general business purposes until October 24, 2005, its maturity date. As of March 31, 2004 and May 10, 2004, no amounts were outstanding under the facility. Interest expense related to this facility was $114 for the quarter ended March 31, 2004.

One of the properties acquired by one of our subsidiaries in October 2002 was encumbered by two mortgage notes secured by first and second deeds of trust. In accordance with the prepayment provisions of the first mortgage, in December 2003, we prepaid the first mortgage note for $9,323. The remaining deed of trust mortgage for $6,435 was prepaid on March 1, 2004.

Note 7.  Discontinued Operations

During 2003, we ceased operating one nursing home that was leased from Senior Housing. In August 2003, we sold an assisted living community and we received $3,500, consisting of $350 of cash and a $3,150 six-year mortgage note at 8% interest. We deferred the $1,100 gain on the sale and we expect to recognize the gain as income over the life of the note in proportion to note principal payments that we receive. In December 2003, we sold five assisted living communities and we received $3,550, consisting of $440 of cash and a $3,110 fifteen year mortgage note at 9% interest. We deferred the $1,200 gain on the sale and we expect to recognize the gain as income when the buyer demonstrates it has the ability to pay the mortgage note. These deferred gains are included in other long term liabilities on our consolidated balance sheet.

During the first quarter of 2004, we ceased operations at one assisted living community managed for us by SLS that we lease from Senior Housing. We and Senior Housing are exploring other uses for that property as well as its potential sale.

As of March 31, 2004, we have disposed of substantially all of our assets and settled all liabilities related to these closed communities. We have reclassified the income statements for all periods presented to present the results of operations of these communities as discontinued. Below is a summary of the operating results of these discontinued operations included in the financial statements for quarters ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
Revenues	$ 285	$ 2,294
Expenses	736	2,642
Net loss	$(451)	$ (348)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 8.  Commitments and Contingencies

Connecticut Strike Costs. During 2001, we incurred costs to hire temporary staff and to provide security services for residents and temporary employees during a Connecticut labor strike. At the time of this strike, the Governor of Connecticut and the Connecticut Department of Social Services agreed to adjust Medicaid rates to compensate for a portion of these increased costs. The striking union brought litigation against the Governor and Commissioner of the Department of Social Services, and, on September 13, 2002, the United States District Court for Connecticut issued a declaratory ruling that Medicaid subsidies other than those to reimburse costs incurred to protect the health and safety of residents are violations of federal labor law. The Connecticut Department of Social Services continues to review and process our claims for these adjustments, totaling approximately $1,500 as of March 31, 2004. In the event that the Connecticut Department of Social Services determines not to make payments or seeks reimbursement of payments previously made, and our defenses and claims are not fully successful, the uncollected amounts, net of applicable reserves will be recorded as a loss in future periods. We intend to pursue these claims.

Receivables from Integrated Health Services, Inc. and the United States Department of Health and Human Services. During 2000, we assumed the operations of 40 nursing homes from Integrated Health Services, Inc. and certain related entities, collectively, IHS, a company then in bankruptcy, pursuant to a court approved settlement agreement. Because of complex legal and governmental processes necessary to transfer nursing home licenses and Medicare and Medicaid payments, arrangements were agreed upon for IHS to continue to receive payments from Medicare and Medicaid third party payors for services provided at the nursing homes following our assumption of operations, including an agreement among us, IHS and the Secretary of the United States Department of Health and Human Services, or HHS. These arrangements were approved by the bankruptcy court and generally honored by IHS with respect to approximately $42,000 received by IHS for our account. We initially believed IHS had received an additional $2,000 which was due to us. When IHS refused to pay this amount we commenced suit against IHS in the bankruptcy court in August 2002. Following the filing of the suit, settlement discussions were started. In December 2002, IHS paid approximately $700 of the receivable balance. IHS has asserted that it is only obligated to deliver funds it received from third-party payors, including HHS, and that HHS has withheld payments which are due to us. In March 2003, we commenced suit against IHS, HHS and the State of Colorado Department of Healthcare Policy and Financing concerning the remaining receivable balance. Shortly after filing, settlement was reached with the State of Colorado providing us a payment of approximately $400. In December 2003, the court granted a motion to dismiss HHS, but took no action on IHS’s motion to dismiss. In January 2004, we appealed the courts decision to dismiss HHS. On February 24, 2004, the court denied in all material respects IHS’s motion to dismiss. We intend to pursue these claims, but we cannot predict the outcome of this litigation.

SLS Management Agreements. During 2002, about the time Marriott International Inc., or Marriott, decided to sell Marriott Senior Living Services, Inc., or MSLS, to Sunrise, we and Senior Housing became involved in litigation with Marriott and MSLS. On January 7, 2004, we and Senior Housing settled the pending litigation with Marriott and MSLS. Under the terms of the settlement we and Senior Housing, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation. Also under the terms of the settlement, Marriott paid to us and Senior Housing $1,250 each. The settlement was a compromise of the parties’ disputes entered into to avoid the expense and inconvenience of litigation and neither us or Senior Housing, nor Marriott or MSLS, has admitted any liability, violation of law or wrongdoing in connection with the matters in the litigation. We believe the settlement resolves all of our litigation with Marriott. This settlement does not affect our or Senior Housing’s rights vis-à-vis SLS or Sunrise which arise by reason of events after Sunrise purchased MSLS. This settlement is included in other income for the quarter ended March 31, 2004.

Note 9.  Related Party Transactions

On March 1, 2004, Senior Housing purchased from us one independent and assisted living community with 229 units located in Maryland. The purchase price was $24,100, the appraised value of the property. The sale resulted in a gain of $1,426 which will be recognized over the term of the lease as described below. Simultaneous with this purchase, our existing leases with Senior Housing were modified as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 9.  Related Party Transactions (continued)

•	the lease for 53 nursing homes and the lease for 13 independent and assisted living communities were combined into one lease and the property acquired on March 1, 2004 was added to this combined lease;

•	the combined lease expiration date was changed to December 31, 2020 from December 31, 2018 and 2019 for the separate leases;

•	our minimum rent for the combined lease of 53 nursing homes and 14 independent living communities was increased by $2,410 per year;

•	for all of our leases with Senior Housing, the amount of additional rent to be paid to Senior Housing was changed to 4% of the increase in revenues at the leased properties beginning in 2006. Prior to the lease combination, the percentage and the beginning time period for the nursing home lease and the independent and assisted living community lease was 3% and 2004 and 4% and 2005, respectively; and

All other lease terms remain substantially unchanged.

On April 19, 2004, we purchased one property from Senior Housing for its appraised value of $5,900 that was previously leased to us from Senior Housing. We financed this transaction with proceeds we received from a new Department of Housing and Urban Development, or HUD, insured mortgage in the amount of $5,015 and by using cash on hand. We also have an agreement to purchase one additional property from Senior Housing. We expect to finance this transaction with proceeds that we receive from the new HUD insured mortgage and using cash on hand.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Key Statistical Data (for the three months ended March 31, 2004 and 2003):

The following tables present an overview of our portfolio for the quarters ended March 31, 2004 and 2003:

	2004	2003	Change
Revenues from residents (in 000s)	$147,974	$141,597	+5%
Community expenses (in 000s)	$119,536	$114,870	+4%
Total expenses (in 000s)	$150,533	$143,579	+5%
No. of communities (end of period)	100	97	+3
No. of living units (end of period)	13,832	13,689	+1%
Occupancy	88%	90%	-2%
Average daily rate	$ 135	$ 128	+5%
Revenue per day per available unit	$ 119	$ 114	+4%
Percent of revenues from Medicare and Medicaid	40%	40%	--
Percent of revenues from private and other	60%	60%	--

"Same Store" Communities (communities that we operated continuously since 1/1/03):
	2004	2003	Change
Revenues from residents (in 000s)	$147,056	$141,597	+4%
Community expenses (in 000s)	$116,743	$114,870	+2%
No. of communities (end of period)	97	97	--
No. of living units (end of period)	13,689	13,689	--
Occupancy	88%	90%	-2%
Average daily rate	$ 134	$ 128	+5%
Revenue per day per available unit	$ 118	$ 114	+4%
Percent of revenues from Medicare and Medicaid	40%	40%	--
Percent of revenues from private and other	60%	60%	--

Total revenues from residents for the three months ended March 31, 2004 were $148.0 million, an increase of 5% over revenues from residents of $141.6 million for the three months ended March 31, 2003. This increase is due primarily to higher per diem charges to residents and three additional communities that we began to operate on May 30, 2003 somewhat offset by a decrease in occupancy. Revenues from residents at the communities we operated continuously since January 1, 2003, were $147.1 million and $141.6 million, for the three months ended March 31, 2004 and March 31, 2003, respectively, an increase of 4%. This increase is due primarily to higher per diem charges to residents somewhat offset by a decrease in occupancy. About 40% of our revenues from residents in the three months ended March 31, 2004 and 2003 were received from Medicare and Medicaid. Revenues from our pharmacy, which was acquired in September 2003, were $2.2 million for the three months ended March 31, 2004.

Interest and other income increased by $1.3 million in three months ended March 31, 2004 to $1.4 million compared to $75,000 in the three months ended March 31, 2003 due to our settlement with Marriott and MSLS. On January 7, 2004, we and Senior Housing settled the pending litigation with Marriott and MSLS. Under the terms of the settlement we and Senior Housing, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation. Also under the terms of the settlement, Marriott paid to us and Senior Housing $1,250 each.

Expenses for the three months ended March 31, 2004 were $150.5 million, an increase of 5% over expenses of $143.6 million for the three months ended March 31, 2003. Our wages and benefits costs increased from $77.6 million to $81.4 million, or 5%, primarily due to wage increases as well as wages related to three communities we began to operate on May 30, 2003 and the pharmacy we acquired in September 2003. Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased $814,000 to $38.1 million, or 2%, primarily as a result of increased charges from third parties, our lease of three additional properties on May 30, 2003 and our pharmacy acquisition in September 2003. Management fees related to the 30 communities managed for us by SLS for the three months ended March 31, 2004 and 2003, were $4.6 million and $4.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

million, respectively. The increase in fees at these 30 communities are based upon contractual calculations of fees based primarily upon increased revenues. Rent expense to Senior Housing increased from $19.0 million to $20.1 million, or 6%, primarily due to the addition of three communities we began to lease since May 2003, and additional rent for capital improvements at properties we lease that were funded by Senior Housing in 2003. Community level operating expenses related to the communities we operated throughout the three months ended March 31, 2004 and March 31, 2003 were $116.7 million and $114.9 million, respectively, an increase of 2%. This increase is primarily due to wage increases.

Our general and administrative expenses for the three months ended March 31, 2004 were $5.1 million, an increase of 19% over expenses for the three months ended March 31, 2003 of $4.3 million, primarily due to costs resulting from our increased operations and to legal costs incurred in connection with our litigation with Marriott and MSLS and other matters.

Depreciation expense for the three months ended March 31, 2004 was $973,000 an increase of 19% over depreciation expense of $819,000 for the three months ended March 31, 2003. The increase is primarily attributable to our purchase of furniture and fixtures related to the 30 communities which SLS began to manage in the second half of 2003 offset by our sale of six communities in the second half of 2003 as well as our sale of previously capitalized improvements to Senior Housing at some of our communities.

Loss from discontinued operations for the three months ended March 31, 2004 was $451,000, an increase of $103,000 over the loss for the three months ended March 31, 2003. This increase is primarily the result of closing costs and losses in the first quarter of 2004 at one assisted living community that was managed by SLS.

As a result of the factors described above, our net income for the three months ended March 31, 2004 was $507,000 compared to a loss of $2.3 million for the three months ended March 31, 2003. Our net income per share for the three months ended March 31, 2004 was $0.06 compared to a loss per share of $0.27 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets at March 31, 2004, were $65.7 million compared to $59.7 million at December 31, 2003. At March 31, 2004, we had cash and cash equivalents of $22.0 million.

Our total current liabilities were $49.5 million at March 31, 2004 compared to $58.1 million at December 31, 2003. This decrease was due primarily to our repayment of amounts outstanding under our revolving credit facility and the payment of amounts due to SLS during the quarter ended March 31, 2004.

Currently, we lease 98 communities from Senior Housing under two leases. Our leases with Senior Housing require us to pay a total of $82.0 million of minimum rent annually. Percentage rent on the leases begins in 2006. At May 10, 2004, we believe we were in compliance with the terms of these leases.

In accordance with our leases with Senior Housing, Senior Housing will reimburse funds spent on capital improvements to our leased facilities. We have expended $3.2 million on capital improvements made to these leased facilities for which we anticipate Senior Housing reimbursing us in the second quarter of 2004. When Senior Housing provides such funds to us, our rent payable to Senior Housing will increase in accordance with the terms of these leases.

Our primary source of cash to fund operating expenses, including rent and routine capital expenditures, is our revenues from services to residents at our communities. At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs. Through March 31, 2004, 40% of our total revenues were derived from these programs. Medicare and Medicaid revenues were earned primarily from the 51 nursing home communities we lease from Senior Housing. Since 1998, a Medicare prospective payment system has generally lowered Medicare rates paid to senior living communities including many of those that we operate. In October 2002, temporary increases in Medicare payment rates expired. In October 2003, Medicare rates increased by approximately 6%. Our Medicare revenues totaled $22.2 million and $19.1 million during the three months ended March 31, 2004

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

and 2003, respectively. Our Medicaid revenues totaled $37.7 million and $36.7 million during the three months ended March 31, 2004 and 2003, respectively. Some of the states in which we operate have not raised rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding. The magnitude of the potential combined Medicare and Medicaid rate reductions cannot currently be estimated, but it may be material and may affect our future results of operations. Further Medicare and Medicaid rate declines may have a dramatic negative impact on our revenues and may produce losses.

We expect recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance, which are affecting the senior living industry, will continue to have a material adverse impact upon our future results of operations. As discussed in Note 7 to our financial statements, a failure by IHS, HHS or the State of Connecticut to make payments that we believe are due to us would have a material adverse impact upon our future financial results. Also, we believe Marriott’s sale of MSLS to Sunrise has had, and may continue to have, an adverse impact on our financial results and increase our working capital requirements.

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

As is further discussed below in “Related Party Transactions,” on March 1, 2004, Senior Housing purchased from us one independent and assisted living community with 229 units located in Maryland. The purchase price was $24.1 million, the appraised value of the property. The sale resulted in a gain of $1.4 million which will be recognized over the term of our lease of this community.

During 2003, Senior Housing agreed to sell us two nursing homes in Michigan that we leased from Senior Housing. The purchase price is $10.5 million, the appraised value of the properties. These two properties are leased from Senior Housing on a combined basis with 65 other properties. Under the terms of our lease with Senior Housing, upon consummation of the sale, the annual rent payable under the combined lease will be reduced by 10% of the net proceeds that we receive from the sale. On April 19, 2004, we purchased one of these properties from Senior Housing for $5.9 million. We financed this acquisition with proceeds we received from a new HUD insured mortgage and by using cash on hand. We expect the second sale to occur later in 2004 and we intend to finance the second sale with proceeds that we receive from a second HUD insured mortgage and with available cash.

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

Debt Instruments and Covenants

In October 2002, we entered into a revolving credit facility. The interest rate on borrowings on this facility is LIBOR plus a spread. The maximum amount available under this facility is $12.5 million, and borrowings are subject to limitations based upon qualifying collateral. The facility is available for acquisitions, working capital and general business purposes. The facility contains covenants and events of default requiring the maintenance of collateral, minimum net worth and certain other financial ratios, among other customary provisions. In certain circumstances, and subject to available collateral and lender approvals, the maximum amounts that we may draw under this credit agreement may be increased to $25.0 million. As of March 31, 2004, no amounts were outstanding under the facility. At May 10, 2004, we believe we were in compliance with all applicable covenants under this revolving credit agreement and no amounts are outstanding.

In connection with our October 2002 acquisition of a community, we assumed two HUD insured mortgages totaling approximately $15.7 million. In December 2003, we prepaid one $9.3 million mortgage. In March 2004, the second $6.4 million mortgage was prepaid.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Related Party Transactions

On March 1, 2004, Senior Housing purchased from us one independent and assisted living community with 229 units located in Maryland. The purchase price was $24.1 million, the appraised value of the property. Simultaneous with this purchase, our existing leases with Senior Housing were modified as follows:

•	the lease for 53 nursing homes and the lease for 13 independent and assisted living communities were combined into one lease and the property acquired on March 1, 2004 was added to this combined lease;

•	the combined lease expiration date was changed to December 31, 2020 from December 31, 2018 and 2019 for the separate leases;

•	our minimum rent for the combined lease of 53 nursing homes and 14 independent living communities was increased by $2.41 million per year;

•	for all of our leases with Senior Housing, the amount of additional rent to be paid to Senior Housing was changed to 4% of the increase in revenues at the leased properties beginning in 2006. Prior to the lease combination, the percentage and the beginning time period for the nursing home lease and the independent and assisted living community lease was 3% and 2004 and 4% and 2005, respectively.

All other lease terms remain substantially unchanged.

As discussed above in “Liquidity and Capital Resources,” on April 19, 2004, we purchased one property from Senior Housing for its appraised value of $5.9 million that was previously leased to us. We financed this transaction with proceeds we received from a new HUD insured mortgage in the amount of $5.0 million and by using cash on hand. We have an agreement to purchase one additional property from Senior Housing and also expect to finance this transaction with proceeds from a second HUD insured mortgage and by using cash on hand.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2003. However, our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise. As of May 10, 2004, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Item 4. Controls and Procedures

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

There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K, REFERRED TO HEREIN, CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE STATEMENTS REGARD OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR DIRECTORS AND OFFICERS, BUT THEY ARE NOT GUARANTEED TO OCCUR. FOR EXAMPLE:

•	INCREASES IN INSURANCE COSTS AND IN INSURANCE RESERVE CALCULATIONS MAY HAVE A GREATER ADVERSE IMPACT ON OUR BUSINESS THAN WE CURRENTLY ANTICIPATE;
•	WE MAY BE UNABLE TO CARRY OUT OUR BUSINESS PLAN TO EXPAND OUR OPERATIONS OF COMMUNITIES WHERE RESIDENTS PAY FOR SERVICES WITH PRIVATE RESOURCES BECAUSE WE ARE UNABLE TO LOCATE SUCH EXPANSION OPPORTUNITIES AT PRICES WE ARE WILLING OR ABLE TO PAY;
•	WE MAY BE UNABLE TO COLLECT ACCOUNTS RECEIVABLE WHICH WE BELIEVE ARE DUE FROM IHS, FROM HHS, OR FROM THE STATE OF CONNECTICUT MEDICAID PROGRAM;
•	THE SALE OF MSLS BY MARRIOTT TO SUNRISE SEEMS TO HAVE ADVERSELY AFFECTED THE OPERATIONS OF THE SENIOR LIVING COMMUNITIES WHICH SLS NOW MANAGES FOR OUR ACCOUNT. THE REVENUES AT THESE COMMUNITIES MAY DECLINE, THE EXPENSES AT THESE COMMUNITIES MAY INCREASE AND OUR INCOME FROM THESE COMMUNITIES MAY DECLINE; AND
•	WE MAY BE UNABLE TO COMPLETE OUR PURCHASE OF THE FACILITY LOCATED IN MICHIGAN FROM SENIOR HOUSING.

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

FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K MAY IMPLY THAT WE EXPECT TO OPERATE PROFITABLY IN THE FUTURE. HOWEVER, WE MAY BE UNABLE TO OPERATE PROFITABLY FOR THE REASONS SET FORTH ABOVE OR FOR OTHER REASONS. ALTHOUGH WE BELIEVE OUR LIQUIDITY AND CAPITAL RESOURCES ARE SUFFICIENT TO MEET OUR BUSINESS NEEDS FOR THE NEXT 12 MONTHS, IN FACT THEY MIGHT NOT BE SUFFICIENT FOR US TO CONTINUE IN BUSINESS. AN INVESTMENT IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK OF LOSS, AND INVESTORS SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS WHICH IMPLY OTHERWISE.

Part II. Other Information

Item 1.  Legal Proceedings

During 2002, about the time Marriott determined to sell MSLS to Sunrise, we and Senior Housing became involved in litigation with Marriott International and MSLS which has been previously described in our 2002 and 2003 Annual Reports on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.  On January 7, 2004, we and Senior Housing settled our pending litigation with Marriott and MSLS.  Under the terms of the settlement we and Senior Housing, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation.  Also under the terms of the settlement, Marriott paid to us and Senior Housing $1.25 million each.  The settlement was a compromise of the parties’ disputes entered into to avoid the expense and inconvenience of litigation and neither we or Senior Housing, nor Marriott or MSLS, has admitted any liability, violation of law or wrongdoing in connection with the matters in the litigation.  We believe the settlement settles all of our litigation with Marriott. This settlement does not affect our or Senior Housing’s rights vis-à-vis Sunrise or SLS which arise by reason of events after Sunrise purchased MSLS.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On March 10, 2004, our board of directors adopted a shareholder protection rights plan, or the Plan, pursuant to which our board of directors created a class of authorized but unissued junior participating preferred stock, par value $.01 per share, and declared a dividend of one preferred stock purchase right for each of our outstanding shares of common stock of beneficial interest. The terms of the junior participating preferred stock and the Plan are described in our Current Report on Form 8-K dated March 10, 2004, which is hereby incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits:

3.2   Composite copy of Amended and Restated Bylaws of the Registrant.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

3.3    Articles Supplementary. (Incorporated by reference to the Company's Form 8A dated March 19, 2004.)

3.4    Certificate of Correction dated March 19, 2004. (Filed herewith.)

4.1   Rights Agreement, dated as of March 10, 2004, by and between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

10.1   Second Amendment to Amended Master Lease Agreement, dated March 1, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, collectively as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.2   Amended and Restated Lease Agreement, dated March 1, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 1, 2004.)

10.3   Amendment No. 2 to Shared Services Agreement, dated as of March 10, 2004, by and between the Company and Reit Management & Research LLC.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

10.4   Purchase and Sale Agreement, dated March 1, 2004, by and among Ellicott City Land I, LLC and Ellicott City Land II, LLC, collectively as Sellers and SNH CHS Properties Trust, as Purchaser.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 1, 2004.)

10.5   Form of Indemnification Agreement.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

10.6   Partial Termination and Amendment of Lease dated as of April 19, 2004, by and among certain subsidiaries of Senior Housing Properties Trust and the Company. (Filed herewith.)

10.7   Amended and Restated Purchase and Sale Agreement dated as of April 19, 2004, by and between SPT-Michigan Trust and Five Star Quality Care-Howell, LLC. (Filed herewith.)

10.8   Mortgage dated as of April 19, 2004, between Five Star Quality Care-Howell, LLC and Love Funding Corporation. (Filed herewith.)

31.1    Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2   Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1   Certification required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (Furnished herewith.)

        (b)        Reports on Form 8-K:

Current Report on Form 8-K dated March 1, 2004, filing information regarding the sale of an independent and assisted living facility to a subsidiary of Senior Housing and the amendment of our leases with Senior Housing (Items 2 and 7).

Current Report on Form 8-K dated March 10, 2004, filing information with respect to the adoption of a shareholder protection rights plan and filing various exhibits (Items 5 and 7).

Current Report on Form 8-K dated March 26, 2004, furnishing our press release containing our results of operations and financial condition for the quarter and year ended December 31, 2003 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

By: /s/ Evrett W. Benton
Evrett W. Benton
President and Chief Executive Officer
Dated:  May 10, 2004

By: /s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer
Dated: May 10, 2004