Form 10-Q
period 2004-06-30
FIVE STAR QUALITY CARE INC
filed 2004-08-12
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of Common Shares outstanding at August 11, 2004: 8,534,634 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2004

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.              Financial Information

Item 1.  Financial Statements

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,879	$17,611
Accounts receivable, net of allowance of $4,828 and $4,305 at June 30, 2004 and December 31, 2003, respectively	32,590	30,581
Due from Senior Housing Properties Trust	—	544
Prepaid expenses	3,476	4,305
Other current assets	3,449	3,022
Total current assets	68,394	56,063

Property and equipment, net	40,526	55,484
Restricted cash, insurance arrangements	8,430	8,430
Restricted cash, other	21,334	18,964
Mortgage notes receivable	6,035	6,143
Other long term assets	1,218	2,286
	$145,937	$147,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,885	$9,866
Accrued expenses	15,640	14,118
Accrued compensation and benefits	8,926	8,936
Due to Senior Housing Properties Trust	6,846	6,605
Due to Sunrise Senior Living Services, Inc.	—	6,134
Mortgage note payable	48	54
Secured revolving credit facility	—	4,000
Accrued real estate taxes	4,825	5,142
Continuing care contracts	2,271	2,221
Other current liabilities	1,700	1,069
Total current liabilities	51,141	58,145

Long term liabilities:
Mortgage note payable	4,959	6,381
Continuing care contracts	10,392	10,164
Other long term liabilities	13,512	8,253
Total long term liabilities	28,863	24,798

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 10,000,000 shares authorized, 8,534,634 and 8,513,634 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	85	85
Additional paid-in capital	86,301	86,244
Accumulated deficit	(20,453)	(21,902)
Total shareholders’ equity	65,933	64,427
	$145,937	$147,370

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues:
Net revenues from residents and patients	$150,497	$140,448	$298,362	$282,004
Pharmacy revenue	2,851	—	5,019	—
Interest and other income	206	112	1,664	228
Total revenues	153,554	140,560	305,045	282,232

Expenses:
Wages and benefits	79,872	77,951	161,302	154,278
Other operating expenses	41,823	35,549	79,928	74,552
Management fee to Sunrise Senior Living Services, Inc.	4,557	4,232	9,191	8,519
Rent to Senior Housing Properties Trust	20,455	18,979	40,582	37,971
General and administrative	4,817	4,049	9,935	8,393
Depreciation and amortization	865	920	1,839	1,739
Interest expense	98	307	245	593
Total expenses	152,487	141,987	303,022	286,045

Income (loss) from continuing operations before income taxes	1,067	(1,427)	2,023	(3,813)
Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	1,067	(1,427)	2,023	(3,813)

Loss from discontinued operations	(124)	(650)	(574)	(699)

Net income (loss)	$943	$(2,077)	$1,449	$(4,512)

Weighted average shares outstanding	8,526	8,456	8,520	8,454

Basic and diluted income (loss) per share from:
Continuing operations	$0.13	$(0.17)	$0.24	$(0.45)
Discontinued operations	(0.02)	(0.08)	(0.07)	(0.08)

Net income (loss) per share	$0.11	$(0.25)	$0.17	$(0.53)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$1,449	$(4,512)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,839	1,739
Loss from discontinued operations	574	699
Provision for bad debt expense	1,791	(383)
Changes in assets and liabilities:
Accounts receivable	(3,800)	3,284
Prepaid expenses and other current assets	1,474	416
Accounts payable and accrued expenses	2,542	7,830
Accrued compensation and benefits	(10)	(323)
Due to / from Sunrise Senior Living Services, Inc.	(6,134)	—
Due from Senior Housing Properties Trust	785	5,844
Other current and long term liabilities	5,851	(2,463)
Cash provided by operating activities	6,361	12,131

Net cash used in discontinued operations	(574)	(699)

Cash flows from investing activities:
Deposits into restricted cash accounts	(6,331)	(12,056)
Withdrawals from restricted cash for purchases of furniture, fixture and equipment	3,961	—
Proceeds from real estate sales	26,830	—
Change in assets held for sale	766	—
Furniture, fixtures and equipment purchases	(14,316)	(6,683)
Cash provided by (used in) investing activities	10,910	(18,739)

Cash flows from financing activities:
Repayments of borrowings on revolving credit facility	(19,500)	(12,000)
Proceeds from borrowings on revolving credit facility	15,500	13,500
Proceeds from mortgage note payable	5,007
Repayments of mortgage note payable	(6,436)	—
Cash (used in) provided by financing activities	(5,429)	1,500

Change in cash and cash equivalents	11,268	(5,807)
Cash and cash equivalents at beginning of period	17,611	10,270
Cash and cash equivalents at end of period	$28,879	$4,463

Supplemental cash flow information:
Cash paid for interest	$222	$838

Non-cash investing and financing activities:
Issuance of common stock	7	6
Capital contribution	—	5,593

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

At June 30, 2004, our business included 101 communities containing 13,967 living units, including 47 primarily independent and assisted living communities containing 8,994 living units, and 54 nursing homes containing 4,973 living units.  Our business also includes an institutional pharmacy that services 17 communities (five operated by us) with 1,620 residents.

During the first quarter of 2004, we closed one assisted living community that was managed by Sunrise Senior Living Services, Inc., or SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise (see Note 6.)

Note 2.  Income Taxes

We have a short operating history and have only recently generated taxable income.  Consequently, we have fully reserved the value of our net deferred tax assets arising from tax loss carryforwards due to the uncertainty of their future realization.

Note 3.  Per Common Share Amounts

Net income (loss) per share for the periods ended June 30, 2004 and 2003 is computed using the weighted average number of shares outstanding during the periods.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

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

Restricted cash, other as of June 30, 2004, includes $5,268 escrowed for future capital expenditures, as required by the management agreements with SLS and $8,607 escrowed cash related to resident security deposits for certain SLS managed communities.

At some of our communities that are managed by SLS, residents can enter into continuing care contracts.  These contracts require residents to make advance payments, some of which are refundable and are carried as liabilities until they are refunded and some of which are not refundable and are carried as liabilities until they are amortized into revenues during the periods we expect to provide the service.

Note 5.  Indebtedness

We have a $12,500 revolving credit facility that is secured by some of our accounts receivable. The amount which we may borrow is subject to limitations based upon qualifying collateral. The interest rate on borrowings, which was 4.85% as of June 30, 2004, is LIBOR plus a premium.  The facility is available for acquisitions, working capital and general business purposes until October 24, 2005, its maturity date.  In certain circumstances, and subject to available collateral and lender approvals, the maximum amounts that we may draw under this credit agreement may be increased to $25,000.  As of June 30, 2004 and August 11, 2004, no amounts were outstanding under the facility.  Interest expense related to this facility was $18 and $54 for the three months ended June 30, 2004 and 2003, respectively.  Interest expense related to this facility was $132 and $75 for the six months ended June 30, 2004 and 2003, respectively.

A property acquired by one of our subsidiaries in October 2002 was encumbered by two mortgage notes secured by first and second deeds of trust.  In December 2003, we prepaid the first mortgage note and on March 1, 2004, we prepaid the second mortgage note for $6,436.

On April 19, 2004, we purchased from Senior Housing Properties Trust, or Senior Housing, a property that was previously leased to us by Senior Housing.  We funded this purchase with proceeds we received from a new Department of Housing and Urban Development, or HUD, insured mortgage in the amount of $5,015 and cash on hand.  The interest rate on this mortgage is 5.6% and the mortgage matures in April 2039.  The mortgage requires monthly principal and interest payments of  $27.  Interest expense related to this mortgage was $46 for the three and six months ended June 30, 2004.

Note 6.  Discontinued Operations

During 2003, we ceased operating one nursing home that we leased from Senior Housing.  In August 2003, we sold an assisted living community and we received $3,500, consisting of $350 of cash and a $3,150 six-year mortgage note at 8% interest.  We deferred the $1,100 gain on the sale and we expect to recognize the gain as income over the life of the note in proportion to note principal payments that we receive.  In December 2003, we sold five assisted living communities and we received $3,550, consisting of $440 of cash and a $3,110 fifteen year mortgage note at 9% interest.  We deferred the $1,200 gain on the sale and we expect to recognize the gain as income when the buyer demonstrates it has the ability to pay the mortgage note.  These deferred gains are included in other long term liabilities on our consolidated balance sheet.

During the first quarter of 2004, we ceased operations at one assisted living community managed for us by SLS that we lease from Senior Housing.  We and Senior Housing are exploring other uses for that property as well as its potential sale.

As of June 30, 2004, we have disposed of substantially all of our assets and settled all liabilities related to these closed communities.  We have reclassified the statement of operations for all periods presented to show the results of operations of these communities as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$—	$2,080	$282	$4,379
Expenses	124	2,730	856	5,078
Net loss	$(124)	$(650)	$(574)	$(699)

Note 7.  Commitments and Contingencies

Connecticut Strike Costs.  During 2001, we incurred costs to hire temporary staff and to provide security services for residents and temporary employees during a Connecticut labor strike.  At the time of this strike, the Governor of Connecticut and the Connecticut Department of Social Services agreed to adjust Medicaid rates to compensate for a portion of these increased costs.  During the second quarter of 2004 we received $666, which represents substantially all amounts due from the Connecticut Department of Social Services related to this matter.

Receivables from Integrated Health Services, Inc. and the United States Department of Health and Human Services.    During 2000, we assumed the operations of 40 nursing homes from Integrated Health Services, Inc. and certain related entities, collectively, IHS, a company then in bankruptcy, pursuant to a court approved settlement agreement.  Because of complex legal and governmental processes necessary to transfer nursing home licenses and Medicare and Medicaid payments, arrangements were agreed upon for IHS to continue to receive payments from Medicare and Medicaid third party payors for services provided at the nursing homes following our assumption of operations, including an agreement among us, IHS and the Secretary of the United States Department of Health and Human Services, or HHS.  These arrangements were approved by the bankruptcy court and generally honored by IHS with respect to approximately $42,000 received by IHS for our account.  We initially believed IHS had received an additional $2,000 that was due to us.  When IHS refused to pay this amount we commenced suit against IHS in the bankruptcy court in August 2002.  Following the filing of the suit, settlement discussions were started.  In December 2002, IHS paid approximately $700 of the receivable balance.  IHS has asserted that it is only obligated to deliver funds it received from third-party payors, including HHS, and that HHS has withheld payments that are due to us.  In March 2003, we commenced suit against IHS, HHS and the State of Colorado Department of Healthcare Policy and Financing concerning the remaining receivable balance.  Shortly after we commenced this litigation, settlement was reached with the State of Colorado providing us a payment of approximately $400.  In December 2003, the court granted a motion to dismiss HHS, but took no action on IHS’s motion to dismiss.  In January 2004, we appealed the courts decision to dismiss HHS.  On February 24, 2004, the court denied in all material respects IHS’s motion to dismiss.  We intend to pursue these claims, but we cannot predict the outcome of this litigation.

SLS Management Agreements.  During 2002, about the time Marriott International Inc., or Marriott, decided to sell Marriott Senior Living Services, Inc., or MSLS, to Sunrise, we and Senior Housing became involved in litigation with Marriott and MSLS.  On January 7, 2004, we and Senior Housing settled the pending litigation with Marriott and MSLS.  Under the terms of the settlement we and Senior Housing, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation.  Also under the terms of the settlement, Marriott paid to us and Senior Housing $1,250 each.  The settlement was a compromise of the parties’ disputes entered into to avoid the expense and inconvenience of litigation and neither us or Senior Housing, nor Marriott or MSLS, has admitted any liability, violation of law or wrongdoing in connection with the matters in the litigation.  We believe the settlement resolves all of our litigation with Marriott. This settlement does not affect our or Senior Housing’s rights vis-à-vis SLS or Sunrise which arise by reason of events after Sunrise purchased MSLS.  This settlement is included in other income for the six months ended June 30, 2004.

Note 8.  Related Party Transactions

On April 19, 2004, we purchased one property from Senior Housing for its appraised value of $5,900 that was previously leased by Senior Housing to us.  The sale of a second property is expected to occur later in 2004 for $4,600, its appraised value, but remains contingent upon our obtaining HUD insured financing for its purchase.

In 2003, Senior Housing evicted a nursing home tenant that had defaulted on its obligations to Senior Housing.  Until May 2004, we managed this nursing home for Senior Housing’s account.  Effective on May 1, 2004, we agreed with Senior Housing to add this nursing home to one of our multi-property leases with Senior Housing and to increase the annual rent by $180.  All other lease terms remained unchanged.

One of the properties we lease from Senior Housing was subject to a ground lease with an unaffiliated third party.  We have been responsible for paying the ground rent of $307 per year.  On June 3, 2004, Senior Housing exercised an option to purchase this land for $3,600 and acquired the landlord’s rights and obligations under the ground lease.  We now pay the ground lease rent to Senior Housing.

During 2004, pursuant to the terms of our leases with Senior Housing, we sold, at cost, $4,318 of improvements made to properties leased to Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amounts Senior Housing paid, or $432.

Note 9. Subsequent Events

On August 9, 2004, we entered into an agreement to acquire an institutional pharmacy located in Nebraska that services 24 communities with approximately 1,450 beds for approximately $3,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Key Statistical Data (for the three and six months ended June 30, 2004 and 2003):

The following tables present an overview of our portfolio for the quarters ended June 30, 2004 and 2003:

	Three Months ended 6/30			Six months ended 6/30
	2004	2003	Change	2004	2003	Change

Revenues from residents (in 000s)	$150,497	$140,448	7%	$298,362	$282,004	6%
Community expenses (in 000s)	$121,695	$113,500	7%	$241,230	$228,830	5%
Total expenses (in 000s)	$152,487	$141,987	7%	$303,022	$286,045	6%
No. of facilities (end of period)	101	100	+1	101	100	+1
No. of living units (end of period)	13,967	13,862	+105	13,967	13,862	+105
Occupancy	89%	89%	—	89%	89%	—
Average daily rate	$132	$124	6%	$132	$126	5%
Revenue per day per available unit	$117	$110	6%	$117	$112	5%
Percent of revenues from Medicare / Medicaid	43%	42%	+1%	43%	43%	—
Percent of revenues from Private / Other	57%	58%	-1%	57%	57%	—

“Same Store” Communities (communities that we operated continuously since April 1, 2003 and January 1, 2003, respectively):

	Three Months ended 6/30			Six months ended 6/30
	2004	2003	Change	2004	2003	Change

Revenues from residents (in 000s)	$148,730	$140,125	6%	$295,576	$281,682	5%
Community expenses (in 000s)	$118,184	$113,248	4%	$234,992	$228,578	3%
No. of facilities (end of period)	97	97	—	97	97	—
No. of living units (end of period)	13,719	13,719	—	13,719	13,719	—
Occupancy	89%	89%	—	89%	90%	-1%
Average daily rate	$132	$125	6%	$133	$127	5%
Revenue per day per available unit	$118	$111	6%	$118	$113	4%
Percent of revenues from Medicare / Medicaid	43%	42%	+1%	43%	43%	—
Percent of revenues from Private / Other	57%	58%	-1%	57%	57%	—

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

Total revenues from residents for the three months ended June 30, 2004 were $150.5 million, an increase of 7% over revenues from residents of $140.5 million for the three months ended June 30, 2003. This increase is due primarily to higher per diem charges to residents and revenues from three additional communities that we began to operate on May 30, 2003.  Revenues from residents at the communities that we have operated continuously since April 1, 2003, were $148.7 million and $140.1 million, for the three months ended June 30, 2004 and 2003, respectively, an increase of 6%.  This increase is due primarily to higher per diem charges to residents.  Approximately 43% and 42% of our revenues from residents in the three months ended June 30, 2004 and 2003, respectively, were received from Medicare and Medicaid.  Revenues from our pharmacy, which was acquired in September 2003, were $2.9 million for the three months ended June 30, 2004.

Interest and other income increased by $94,000 in the three months ended June 30, 2004 to $206,000, compared to $112,000 in the three months ended June 30, 2003, primarily due to interest earned on mortgage notes receivable. The notes were received in the second half of 2003 as a result of asset sales.

Expenses for the three months ended June 30, 2004 were $152.5 million, an increase of  7% over expenses of $142.0 million for the three months ended June 30, 2003. Our wages and benefits costs increased from $78.0 million to $79.9 million, or 2%, primarily due to wage increases as well as wages related to three communities we began to operate on May 30, 2003 and the pharmacy we acquired in September 2003.  Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased from $35.5 million to $41.8 million, or 18%, primarily as a result of our operation of three additional properties on May 30, 2003 and our pharmacy acquisition in September 2003 as well as increased charges from third parties.  Management fees related to the 30 communities managed for us by SLS for the three months ended June 30, 2004 and 2003, were $4.6 million and $4.2 million, respectively.  The increase in fees at these 30 communities is the result of increased revenues at these communities.  Rent expense to Senior Housing increased from $19.0 million to $20.5 million, or 8%, primarily due to the addition of three communities we began to lease in May 2003, and additional rent for capital improvements that were funded by Senior Housing in 2003 and 2004.  Community level operating expenses related to the communities we operated throughout the three months ended June 30, 2004 and June 30, 2003 were $118.2million and $113.2 million, respectively, an increase of 4%.  This increase is primarily due to wage increases as well as increased charges from third parties.

Our general and administrative expenses for the three months ended June 30, 2004 were $4.8 million, an increase of  19% over expenses of $4.0 million for the three months ended June 30, 2003, primarily due to costs resulting from our increased operations and wage increases for our corporate personnel.

Depreciation expense for the three months ended June 30, 2004 was $865,000, a decrease of 6% over depreciation expense of $920,000 for the three months ended June 30, 2003.  This change is the net effect of decreases attributable to our sale of three communities in the second half of 2003, offset by increases attributable to our purchase of furniture and fixtures related to the 30 communities that SLS manages.

Loss from discontinued operations for the three months ended June 30, 2004 was $124,000, a decrease of $526,000 over the loss for the three months ended June 30, 2003.  This decrease is primarily the result of our ceasing operations at seven properties in the 2003 period compared with one property in the 2004 period.

As a result of the factors described above, our net income for the three months ended June 30, 2004 was $943,000 compared to a loss of $2.1 million for the three months ended June 30, 2003.  Our net income per share for the three months ended June 30, 2004 was $0.11 compared to a loss per share of $0.25 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

Total revenues from residents for the six months ended June 30, 2004 were $298.4 million, an increase of 6% over revenues from residents of $282.0 million for the six months ended June 30, 2003. This increase is due primarily to higher per diem charges to residents and our beginning operations at three additional communities on May 30, 2003. Revenues from residents at the communities that we have operated continuously since January 1, 2003 were $295.6 million and $281.7 million for the six months ended June 30, 2004 and June 30, 2003, respectively, an increase of 5%.  This increase is due primarily to higher per diem charges to residents somewhat offset by a decrease in occupancy.  Approximately 43% of our revenues from residents in the six months ended June 30, 2004 and 2003 were received from Medicare and Medicaid.  Revenues from our pharmacy, which was acquired in September 2003, were $5.0 million for the six months ended June 30, 2004.

Interest and other income increased by $1.5 million in the six months ended June 30, 2004 to $1.7 million compared to $228,000 in the six months ended June 30, 2003 due to our settlement with Marriott and MSLS.  On January 7, 2004, we and Senior Housing settled then pending litigation with Marriott and MSLS.  Under the terms of the settlement we and Senior Housing, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation.  Also under the terms of the settlement, Marriott paid to us and Senior Housing $1.3 million each.

Expenses for the six months ended June 30, 2004 were $303.0 million, an increase of 6% over expenses of $286.0 million for the six months ended June 30, 2003. Our wages and benefits costs increased from $154.3 million to $161.3 million, or 5%, primarily due to wage increases as well as wages related to three communities we began to operate on

May 30, 2003 and the pharmacy we acquired in September 2003.  Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased from $74.6 million  to $79.9 million, or 7%, primarily as a result of increased charges from third parties, our operation of three additional properties on May 30, 2003 and our pharmacy acquisition in September 2003.  Management fees related to the 30 communities managed for us by SLS for the six months ended June 30, 2004 and 2003, were $9.2 million and $8.5 million, respectively.  The increase in fees at these 30 communities is the result of increased revenues at these communities.  Rent expense to Senior Housing increased from $38.0 million to $40.6 million, or 7%, primarily due to the addition of three communities that we began to lease in May 2003, and additional rent for capital improvements that were funded by Senior Housing in 2003.  Community level operating expenses related to the communities that we have operated throughout the six months ended June 30, 2004 and 2003 were $235.0 million and $228.6 million, respectively, an increase of 3%.  This increase is primarily due to wage increases as well as increased charges from third parties.

Our general and administrative expenses for the six months ended June 30, 2004 were $9.9 million, an increase of 16% over expenses for the six months ended June 30, 2003 of $8.5 million, primarily due to costs resulting from our increased operations.

Depreciation expense for the six months ended June 30, 2004 was $1.8 million an increase of 6% over depreciation expense of $1.7 million for the six months ended June 30, 2003.  This increase is primarily attributable to our purchase of furniture and fixtures related to the 30 communities which SLS manages offset by our sale of six communities in the second half of 2003.

Loss from discontinued operations for the six months ended June 30, 2004 was $574,000, a decrease of $125,000 over the loss for the six months ended June 30, 2003.  This decrease is primarily the result of our ceasing operations at seven properties in the 2003 period compared with one property in the 2004 period.

As a result of the factors described above, our net income for the six months ended June 30, 2004 was $1.5 million compared to a loss of $4.5 million for the six months ended June 30, 2003.  Our net income per share for the six months ended June 30, 2004 was $0.17 compared to a loss per share of $0.53 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets at June 30, 2004, were $68.4 million compared to $56.1 million at December 31, 2003.  At June 30, 2004, we had cash and cash equivalents of $28.9 million.

Our total current liabilities were $51.1 million at June 30, 2004 compared to $58.1 million at December 31, 2003.  This decrease was due primarily to our repayment of amounts outstanding under our revolving credit facility and the payment of amounts due to SLS during the six months ended June 30, 2004.

Currently, we lease 98 communities from Senior Housing under two leases.  Our leases with Senior Housing require us to pay a total of $82.0 million of minimum rent annually.  Percentage rent on the leases begins in 2006.  At August 11, 2004, we believe we were in compliance with the terms of these leases.

In accordance with our leases with Senior Housing, Senior Housing reimburses our expenditures on capital improvements to our leased facilities.  We have expended $4.3 million on capital improvements made to these leased facilities for which Senior Housing reimbursed us in the second quarter of 2004.  When Senior Housing provides such funds to us, our rent payable to Senior Housing increases in accordance with the terms of these leases.

Our primary source of cash to fund operating expenses, including rent and routine capital expenditures, is our revenues from services to residents at our communities. At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs. Through June 30, 2004, 43% of our total revenues were derived from these programs.  Medicare and Medicaid revenues were earned primarily from the 51 nursing home communities we lease from Senior Housing.  Since 1998, a Medicare prospective payment system has generally lowered Medicare rates paid to senior living communities, including many of those that we operate.  In October 2002, temporary increases in Medicare payment rates expired.  In October 2003, Medicare rates increased by approximately

6%.  Our Medicare revenues totaled $44.9 million and $40.2 million during the six months ended June 30, 2004 and 2003, respectively.  Our Medicaid revenues totaled $73.9 million and $74.3 million during the six months ended June 30, 2004 and 2003, respectively.  Some of the states in which we operate have not raised rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding.  The magnitude of the potential combined Medicare and Medicaid rate reductions cannot currently be estimated, but it may be material and may affect our future results of operations.  Further Medicare and Medicaid rate declines may have a dramatic negative impact on our revenues and may produce losses.

We expect recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance, which are affecting the senior living industry, will continue to have a material adverse impact upon our future results of operations.  As discussed in Note 7 to our financial statements, a failure by IHS or HHS to make payments that we believe are due to us would have a material adverse impact upon our future financial results.  Also, we believe Marriott’s sale of MSLS to Sunrise has had, and may continue to have, an adverse impact on our financial results and increase our working capital requirements.  Also, prior to June 2004, pursuant to existing contract terms, a portion of our management fees paid to SLS were conditional, based on exceeding a threshold of net operating income that was not achieved and therefore was not being paid.  As of July 2004, this portion of the management fee is no longer conditional and we will now be required to pay the full fee.  We expect the annual amount of this additional management fee to be approximately $3.0 million per year.

Our revolving credit facility limits our ability to incur debt as more fully described below in “Debt Instruments and Covenants”. The terms of our leases with Senior Housing contain provisions whereby Senior Housing may cancel our rights under these agreements upon the acquisition of more than 9.8% of our voting stock by any person or group, and upon other change of control events.  These leases also limit our ability to create, incur, assume or guarantee indebtedness.

During 2003, Senior Housing agreed to sell us two nursing homes in Michigan that we leased from Senior Housing.  The purchase price is $10.5 million, the appraised value of the properties.  These two properties are leased from Senior Housing on a combined basis with 65 other properties.  Under the terms of our lease with Senior Housing, upon consummation of the sale, the annual rent payable under the combined lease will be reduced by 10% of the sale prices we pay to Senior Housing.  On April 19, 2004, we purchased one of these properties from Senior Housing for $5.9 million.  We financed this acquisition with proceeds we received from a new HUD insured mortgage and by using cash on hand.  We expect the second purchase to occur later in 2004 and we intend to finance the second sale with proceeds that we receive from a second HUD insured mortgage and with available cash.

On August 9, 2004, we entered into an agreement to acquire an institutional pharmacy located in Nebraska that services 24 communities with approximately 1,450 beds for approximately $3.0 million.

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

As of June 30, 2004, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$4,958	$51	$111	$124	$4,672
Operating Lease Obligations (2)	1,079,365	81,986	163,973	163,973	669,433
Purchase Obligations (3)	4,600	4,600	—	—	—
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP (4)	23,905	5,672	9,791	6,965	1,477
Total	$1,112,828	$92,309	$173,875	$171,062	$675,582

(1)                                                    This amount represents amounts due under a HUD insured mortgage.

(2)                                                    These amounts represent minimum lease payments due to Senior Housing under two leases through 2017 and 2020.

(3)                                                    This amount represents our obligation to purchase a property from Senior Housing.  This obligation is contingent upon our receiving HUD insured financing for a significant part of this purchase price.

(4)                                                    These amounts include liabilities for continuing care contracts which require residents to make advance payments some of which are refundable and continuously carried as liabilities and some of which or not refundable and are carried as liabilities until they are recognized as revenues over the periods during which we expect to provide the service.  These amounts also include insurance reserves related to workers compensation and professional liability insurance as well as deferred gains related to property sales.

Debt Instruments and Covenants

In October 2002, we entered into a revolving credit facility.  The interest rate on borrowings under this facility is LIBOR plus a premium.  The maximum amount available under this facility is $12.5 million, and borrowings are subject to limitations based upon qualifying collateral.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants and events of default requiring the maintenance of collateral, minimum net worth and certain other financial ratios, among other customary provisions.  In certain circumstances, and subject to available collateral and lender approvals, the maximum amounts that we may draw under this credit agreement may be increased to $25.0 million.  As of June 30, 2004, no amounts were outstanding under the facility.

At August 11, 2004, we believe we were in compliance with all applicable covenants under this revolving credit agreement and no amounts are outstanding.

On April 19, 2004, we purchased a property from Senior Housing for $5.9 million.  We financed this acquisition with $5.0 million in proceeds we received from a new HUD insured mortgage and by using cash on hand.  The interest cost on this debt is 5.6% per year.  Principal and interest is due monthly through April 2039.  This mortgage contains standard HUD mortgage covenants.  At August 11, 2004, we believe we are in compliance with all material covenants of this mortgage.

Seasonality

Our business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods nursing home and assisted living residents are sometimes discharged to join family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home and assisted living residents that can result in increased costs or discharges to hospitals. As a result of these factors, nursing home and assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flow to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

Related Party Transactions

On April 19, 2004, we purchased one property from Senior Housing for its appraised value of $5,900 that was previously leased by Senior Housing to us.  The sale of a second property is expected to occur later in 2004 for $4.6 million, its appraised value, but remains contingent upon our obtaining HUD insured financing.

In 2003, Senior Housing evicted a nursing home tenant that had defaulted on its obligations to Senior Housing.  Until May 2004, we managed this nursing home for Senior Housing’s account.  Effective on May 1, 2004, we agreed with Senior Housing to add this nursing home to a multi-property lease from Senior Housing and to increase the annual rent by $180,000.  All other lease terms remained unchanged.

One of the properties we lease from Senior Housing was subject to a ground lease with an unaffiliated third party.  We have been responsible for paying the ground rent of $307,000 per year.  On June 3, 2004, Senior Housing exercised an option to purchase this land for $3,600,000 and acquired the landlord’s rights and obligations under the ground lease.  We now pay this the ground lease rent to Senior Housing.

During 2004, pursuant to the terms of our leases with Senior Housing, we sold to Senior Housing $4.3 million of improvements we had made to its properties, and our annual rent payable to Senior Housing was increased by 10% of Senior Housing’s purchase price amounts invested, or $432,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk through our monitoring of available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2003.  However, our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.  As of August 11, 2004, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example, based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $5.0 million mortgage debt outstanding on June 30, 2004, would increase by approximately  $353,000; and, similarly, if prevailing interest rates were to increase by 10%, the market value of this $5.0 million mortgage debt would decline by approximately $313,000.

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

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K, REFERRED TO HEREIN, CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REFLECT OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR DIRECTORS AND OFFICERS, BUT THEY ARE NOT GUARANTEED TO OCCUR.  FOR EXAMPLE:

•                  INCREASES IN INSURANCE COSTS AND INSURANCE RESERVE CALCULATIONS MAY HAVE A GREATER ADVERSE IMPACT ON OUR BUSINESS THAN WE CURRENTLY ANTICIPATE;

•                  WE MAY BE UNABLE TO CARRY OUT OUR BUSINESS PLAN TO EXPAND OUR OPERATIONS OF COMMUNITIES WHERE RESIDENTS PAY FOR SERVICES WITH PRIVATE RESOURCES BECAUSE WE ARE UNABLE TO LOCATE SUCH EXPANSION OPPORTUNITIES AT PRICES WE ARE WILLING OR ABLE TO PAY;

•                  WE MAY BE UNABLE TO COLLECT ACCOUNTS RECEIVABLE WHICH WE BELIEVE ARE DUE FROM IHS OR FROM HHS;

•                  THE SALE OF MSLS BY MARRIOTT TO SUNRISE SEEMS TO HAVE ADVERSELY AFFECTED THE OPERATIONS OF THE SENIOR LIVING COMMUNITIES WHICH SLS NOW MANAGES FOR OUR ACCOUNT.  THE REVENUES AT THESE COMMUNITIES MAY DECLINE, THE EXPENSES AT THESE COMMUNITIES MAY INCREASE AND OUR INCOME FROM THESE COMMUNITIES MAY DECLINE;

•                  WE MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING FROM HUD;

•                  WE MAY BE UNABLE TO COMPLETE OUR PURCHASE OF THE ADDITONAL FACILITY LOCATED IN MICHIGAN FROM SENIOR HOUSING; AND

•                  WE MAY BE UNABLE TO COMPLETE OUR PURCHASE OF THE INSTITUTIONAL PHARMACY LOCATED IN NEBRASKA THAT WE AGREED TO ACQUIRE ON AUGUST 9, 2004.

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

Part II.          Other Information

Item 1. Legal Proceedings

There have been no material developments during the second quarter of 2004 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2003 or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On May 11, 2004, we granted 4,000 shares of common stock valued at $4.04 per share, the closing price of the common shares on the American Stock Exchange on May 11, 2004, to each of our five directors as part of their annual compensation.  We made the grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 11, 2004, Bruce M. Gans, M.D. was re-elected as director (7,575,264 shares voted for and 88,079 shares withheld for Mr. Gans).  The term of Mr. Gans will extend until our annual meeting in 2007.  Barbara D. Gilmore and Barry M. Portnoy will continue to serve as directors with terms expiring in 2005 and Arthur G. Koumantzelis and Gerard M. Martin will continue to serve as directors with terms expiring in 2006.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

10.1                           Representative Indemnification Agreement.  (Filed herewith.)

10.2                           Partial Termination and Amendment of Lease, dated April 19, 2004, by and among certain subsidiaries of Senior Housing, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.3                           Amended and Restated Purchase and Sale Agreement, dated April 19, 2004, by and between SPT-Michigan Trust and Five Star Quality Care-Howell, LLC.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.4                           Mortgage, dated April 19, 2004, between Five Star Quality Care-Howell, LLC and Love Funding Corporation.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.5                           First Amendment to Amended and Restated Lease Agreement, dated June 23, 2004, by and among certain subsidiaries of Senior Housing, as Landlord, and the Company, as Tenant.  (Filed herewith.)

31.1                           Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.  (Filed herewith.)

31.2                           Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.  (Filed herewith.)

32                                    Certification required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).  (Furnished herewith.)

(b)         Reports on Form 8-K:

During the second quarter of 2004, we furnished the following Current Report on Form 8-K:

Current Report on Form 8-K, dated May 10, 2004, furnishing our press release containing our results of operations and financial condition for the quarter ended March 31, 2004 (Item 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

By: /s/ Evrett W. Benton
Evrett W. Benton
President and Chief Executive Officer
Dated: August 12, 2004

By: /s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer
Dated: August 12, 2004