Form 10-Q
period 2004-09-30
FIVE STAR QUALITY CARE INC
filed 2004-11-15
CIK 1159281

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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
(Address of principal executive offices, including zip code)

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

Number of Common Shares outstanding at November 12, 2004: 8,538,634 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.
FORM 10-Q
SEPTEMBER 30, 2004

As used herein the terms "we", "us", "our" and "Five Star" include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I. Financial Information

Item 1. Financial Statements

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,612	$17,611
Accounts receivable, net of allowance of $5,046 and $4,305 at September 30, 2004 and December 31, 2003, respectively	35,572	30,581
Due from Senior Housing Properties Trust	—	544
Prepaid expenses	4,716	4,305
Other current assets	5,139	3,022

Total current assets	64,039	56,063
Property and equipment, net	43,311	55,484
Restricted cash and investments, insurance arrangements	16,413	12,055
Restricted cash, other	13,713	15,339
Mortgage notes receivable	6,003	6,143
Other long term assets	3,738	2,286

	$147,217	$147,370

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,885	$9,866
Accrued expenses	16,226	14,118
Accrued compensation and benefits	7,564	8,936
Due to Senior Housing Properties Trust	6,871	6,605
Due to Sunrise Senior Living Services, Inc.	—	6,134
Mortgage note payable	48	54
Secured revolving credit facility	—	4,000
Accrued real estate taxes	6,095	5,142
Continuing care contracts	1,423	2,221
Other current liabilities	3,131	1,069

Total current liabilities	50,243	58,145
Long term liabilities:
Mortgage note payable	4,947	6,381
Continuing care contracts	11,459	10,164
Other long term liabilities	13,698	8,253

Total long term liabilities	30,104	24,798
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 20,000,000 shares authorized, 8,538,634 and 8,513,634 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	85	85
Additional paid-in capital	86,347	86,244
Accumulated deficit	(19,562)	(21,902)

Total shareholders' equity	66,870	64,427

	$147,217	$147,370

See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Net revenues from residents and patients	$151,685	$145,867	$450,047	$427,871
Pharmacy revenue	3,563	76	8,582	76
Interest and other income	260	86	1,924	314

Total revenues	155,508	146,029	460,553	428,261

Expenses:
Wages and benefits	80,140	77,766	241,342	232,044
Other operating expenses	42,933	39,717	122,961	113,969
Management fee to Sunrise Senior Living Services, Inc.	4,973	4,381	14,164	12,900
Rent to Senior Housing Properties Trust	20,589	19,363	61,170	57,334
General and administrative	4,854	4,494	14,789	12,887
Depreciation and amortization	947	810	2,786	2,549
Interest expense	91	231	336	824

Total expenses	154,527	146,762	457,548	432,507

Income (loss) from continuing operations before income taxes	981	(733)	3,005	(4,246)
Provision for income taxes	(112)	—	(112)	—

Income (loss) from continuing operations	869	(733)	2,893	(4,246)
Income (loss) from discontinued operations	22	(433)	(553)	(1,431)

Net income (loss)	$891	$(1,166)	$2,340	$(5,677)

Weighted average shares outstanding	8,535	8,505	8,523	8,471

Basic and diluted income (loss) per share from:
Continuing operations	$0.10	$(0.09)	$0.34	$(0.50)
Discontinued operations	—	(0.05)	(0.07)	(0.17)

Net income (loss) per share	$0.10	$(0.14)	$0.27	$(0.67)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,340	$(5,677)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,786	2,549
Loss from discontinued operations	553	1,431
Provision for bad debt expense	741	91
Changes in assets and liabilities:
Accounts receivable	(5,732)	5,229
Prepaid expenses and other current assets	(1,305)	(4,978)
Accounts payable and accrued expenses	1,128	2,226
Accrued compensation and benefits	(1,372)	5,042
Due to/from Sunrise Senior Living Services, Inc.	(6,134)	—
Due from Senior Housing Properties Trust	810	5,859
Other current and long term liabilities	8,957	2,639

Cash provided by operating activities	2,772	14,411

Net cash used in discontinued operations	(553)	(1,431)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts	(6,693)	(11,998)
Withdrawals from restricted cash for purchases of furniture, fixtures and equipment	3,961	—
Acquisition of pharmacy	(2,875)	(1,800)
Proceeds from real estate sales	28,969	21,928
Proceeds from disposition of assets held for sale	766	—
Furniture, fixtures and equipment purchases	(19,905)	(10,707)

Cash provided by (used in) investing activities	4,223	(2,577)

Cash flows from financing activities:
Repayments of borrowings on revolving credit facility	(19,500)	(13,500)
Proceeds from borrowings on revolving credit facility	15,500	13,500
Proceeds from mortgage note payable	5,007	9
Repayments of mortgage note payable	(6,448)	(9,323)

Cash used in financing activities	(5,441)	(9,314)

Change in cash and cash equivalents	1,001	1,089
Cash and cash equivalents at beginning of period	17,611	10,270

Cash and cash equivalents at end of period	$18,612	$11,359

Supplemental cash flow information:
Cash paid for interest	$299	$1,109
Non-cash investing and financing activities:
Notes exchanged in sale of property	—	(3,150)
Contribution of working capital at lease inception	—	5,593
Issuance of common stock	7	61
Capital contribution	—	5,593

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

Note 1. Basis of Presentation and Organization

        The accompanying consolidated financial statements of Five Star Quality Care, Inc. have been prepared without audit. Certain information and disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

        On September 1, 2004, we acquired an institutional pharmacy business located in Nebraska that services 24 senior living communities with approximately 1,450 living units for approximately $3,000. Our consolidated financial statements include the results of the pharmacy's operations since that date. We allocated approximately $500 of the purchase price to working capital based upon the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. We allocated the remainder of the purchase price to other identifiable intangible assets, which we amortize over their expected economic lives, and to goodwill, which we do not amortize. We are obtaining valuations of certain intangible assets. We may change the amount of the purchase price allocated to identifiable intangible assets and goodwill as a result of such valuations.

        At September 30, 2004, our business included 101 communities containing 13,967 living units, including 47 primarily independent and assisted living communities containing 8,994 living units, and 54 nursing homes containing 4,973 living units. Our business also includes two institutional pharmacies that service 39 communities (seven of which we operate) with 3,108 residents.

Note 2. Income Taxes

        As a result of our short operating history and the losses we incurred during 2002 and 2003, we continue to record a valuation reserve for the full amount of our deferred tax assets. If our operating results continue to be profitable, we may reduce or eliminate the valuation reserve. We would record a reduction in the valuation reserve as an income tax benefit in the consolidated statement of operations, which would impact our results of operations.

        For the nine months ended September 2004, we had taxable income of approximately $5,119. We have tax loss carry forwards that totaled $9,127 as of December 31, 2003 that are available to offset this taxable income. During the three months ended September 30, 2004, we provided $112 for alternative minimum taxes that are payable without regard to the tax loss carry forwards.

        We pay franchise taxes in certain states in which we have operations. We have included the franchise taxes in general and administrative and other operating expenses in our consolidated statements of operations.

Note 3. Per Common Share Amounts

        Net income (loss) per share for the periods ended September 30, 2004 and 2003 is computed using the weighted average number of shares outstanding during the periods. We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Note 4. Accounts Related to Management Agreements with Sunrise Senior Living Services, Inc.

        We provide Sunrise Senior Living Services, Inc., or SLS, with working capital, consisting primarily of cash and cash equivalents, inventories, trade accounts receivable and accounts payable, for the 30 communities that it manages for us. Although SLS controls and maintains this working capital on our behalf, we include the individual components of working capital for these communities in our consolidated balance sheet.

        Restricted cash, other, as of September 30, 2004, includes $5,733 escrowed for future capital expenditures at communities managed by SLS, and $6,645 of escrowed security deposits from residents of certain of these communities. We have received advanced payments from some residents of communities that SLS manages. We report the refundable amount of these payments as liabilities and the nonrefundable amount as deferred revenue that we amortize into revenues during the periods we expect to provide care to the residents.

Note 5. Indebtedness

        We have a $12,500 revolving credit facility that is secured by some of our accounts receivable. The amount which we may borrow is subject to limitations based upon qualifying collateral. The interest rate on borrowings, which was 5.4% as of September 30, 2004, is LIBOR plus a premium. The facility is available for acquisitions, working capital and general business purposes until October 24, 2005, its maturity date. In certain circumstances, and subject to available collateral and lender approvals, the maximum amounts that we may draw under this credit agreement may be increased to $25,000. As of September 30, 2004 and November 12, 2004, no amounts were outstanding under the facility. Interest expense and other associated costs related to this facility were $19 and $66 for the three months ended September 30, 2004 and 2003, respectively, and $151 and $123 for the nine months ended September 30, 2004 and 2003, respectively.

        A property acquired in October 2002 was encumbered by two mortgage notes secured by first and second deeds of trust. In December 2003, we prepaid the first mortgage note and on March 1, 2004, we prepaid the second mortgage note for $6,436.

        On April 19, 2004, we purchased from Senior Housing Properties Trust, or Senior Housing, a property that was previously leased to us by Senior Housing for $5,900. We funded this purchase with proceeds we received from a Department of Housing and Urban Development, or HUD, insured mortgage in the amount of $5,015 and cash on hand. The interest rate on this mortgage is 5.6% and the mortgage matures in April 2039. The mortgage requires monthly principal and interest payments of $27. Interest expense related to this mortgage was $69 and $148 for the three and nine months ended September 30, 2004, respectively.

Note 6. Commitments and Contingencies

        Connecticut Strike Costs.    During 2001, we incurred costs to hire temporary staff and to provide security services for residents and temporary employees during a Connecticut labor strike. At the time of this strike, the Governor of Connecticut and the Connecticut Department of Social Services agreed to adjust Medicaid rates to compensate for a portion of these increased costs. During the second quarter of 2004, we received $666, which represents substantially all amounts due from the Connecticut Department of Social Services related to this matter.

        Receivables from Integrated Health Services, Inc. and the United States Department of Health and Human Services.    During 2000, we assumed the operations of 40 nursing homes from Integrated Health Services, Inc. and certain related entities, collectively, IHS, a company then in bankruptcy, pursuant to a court approved settlement agreement. Because of complex legal and governmental processes necessary to transfer nursing home licenses and Medicare and Medicaid payments, arrangements were agreed upon for IHS to continue to receive payments from Medicare and Medicaid payors for services provided at the nursing homes following our assumption of operations, including an agreement among us, IHS and the Secretary of the United States Department of Health and Human Services, or HHS. These arrangements were approved by the bankruptcy court and generally honored by IHS with respect to approximately $42,000 received by IHS for our account. We initially believed IHS had received an additional $2,000 that was due to us. When IHS refused to pay this amount, we commenced suit against IHS in the bankruptcy court in August 2002. Following the filing of the suit, settlement discussions were started. In December 2002, IHS paid approximately $700 of the receivable balance. IHS has asserted that it is only obligated to deliver funds it received from Medicare and Medicaid payors, including HHS, and that HHS has withheld payments that are due to us. In March 2003, we commenced suit against IHS, HHS and the State of Colorado Department of Healthcare Policy and Financing concerning the remaining receivable balance. Shortly after we commenced this litigation, settlement was reached with the State of Colorado providing us a payment of approximately $400. In December 2003, the court granted a motion to dismiss HHS, but took no action on IHS's motion to dismiss. In January 2004, we appealed the court's decision to dismiss HHS. On February 24, 2004, the court denied in all material respects IHS's motion to dismiss. We intend to pursue these claims, but we cannot predict the outcome of this litigation.

        SLS Management Agreements.    During 2002, about the time Marriott International Inc., or Marriott, decided to sell Marriott Senior Living Services, Inc., or MSLS, to Sunrise, we and Senior Housing became involved in litigation with Marriott and MSLS. On January 7, 2004, we and Senior Housing settled the pending litigation with Marriott and MSLS. Under the terms of the settlement, we and Senior Housing, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation. Also, under the terms of the settlement, Marriott paid to us and Senior Housing $1,250 each. The settlement was a compromise of the parties' disputes entered into to avoid the expense and inconvenience of litigation and neither we or Senior Housing, nor Marriott or MSLS, has admitted any liability, violation of law or wrongdoing in connection with the matters in the litigation. We believe the settlement resolves all of our litigation with Marriott. This settlement does not affect our or Senior Housing's rights vis-à-vis SLS or Sunrise which arise by reason of the events that occurred after Sunrise purchased MSLS. This settlement is included in other income for the nine months ended September 30, 2004.

Note 7. Related Party Transactions

        On April 19, 2004, we purchased one property from Senior Housing for its appraised value of $5,900 that was previously leased by Senior Housing to us. The sale of a second property is expected to occur in early 2005 for $4,600, its appraised value, but remains contingent upon our obtaining HUD insured financing for its purchase.

        In 2003, Senior Housing evicted a nursing home tenant that had defaulted on its obligations to Senior Housing. Until May 2004, we managed this nursing home for Senior Housing's account. Effective on May 1, 2004, we agreed with Senior Housing to add this nursing home to one of our multi-property leases with Senior Housing and to increase the annual rent by $180. All other lease terms remained unchanged.

        One of the properties we lease from Senior Housing was subject to a ground lease with an unaffiliated third party. We have been responsible for paying the ground rent of $307 per year. On June 3, 2004, Senior Housing exercised an option to purchase this land for $3,600 and acquired the landlord's rights and obligations under the ground lease. We now pay the ground lease rent to Senior Housing.

        During 2004, pursuant to the terms of our leases with Senior Housing, we sold, at cost, $6,457 of improvements made to properties leased to Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amounts Senior Housing paid, or $646.

Note 8. Discontinued Operations

        During 2003, we ceased operating one nursing home that we leased from Senior Housing. In August 2003, we sold an assisted living community and we received $3,500, consisting of $350 of cash and a $3,150 six year mortgage note at 8% interest. We deferred the $1,100 gain on the sale and we expect to recognize the gain as income over the life of the note in proportion to principal payments on the note that we receive. In December 2003, we sold five assisted living communities and we received $3,550, consisting of $440 of cash and a $3,110 fifteen year mortgage note at 9% interest. We deferred the $1,200 gain on the sale and we expect to recognize the gain as income when the buyer demonstrates it has the ability to pay the mortgage note. These deferred gains are included in other long term liabilities on our consolidated balance sheet.

        During the first quarter of 2004, we ceased operations at one assisted living community managed for us by SLS that we lease from Senior Housing. We and Senior Housing are exploring other uses for that property as well as its potential sale.

        As of September 30, 2004, we have disposed of substantially all of our assets and settled all liabilities related to these closed or sold communities. We have reclassified the statement of operations for all periods presented to show the results of operations of these communities as discontinued. During the third quarter of 2004, an insurance reserve of $22 was deemed not necessary. Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$—	$1,729	$281	$6,104
Expenses	(22)	2,162	834	7,535

Net income (loss)	$22	($433)	($553)	($1,431)

Note 9. Subsequent Events

        In September 2004, we agreed to acquire LTA Holdings, Inc., or LTA, for approximately $208,000. LTA owns and operates 47 senior living communities with 2,636 living units, which primarily offer assisted living services. LTA also manages 12 assisted living communities for third party owners, but we do not yet know whether we will manage these communities. We intend to finance the LTA acquisition with cash on hand, assumption of certain mortgage debt and leasehold obligations, and a $165,000 sale leaseback transaction with Senior Housing for 35 LTA communities. Completion of this acquisition is subject to various conditions customary in multi-community healthcare transactions of this type, including licensing and receiving third party consents. We expect the LTA acquisition to close before year end 2004, but there is no assurance that it will close.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Key Statistical Data (for the three and nine months ended September 30, 2004 and 2003):

        The following tables present an overview of our operations for the quarters ended September 30, 2004 and 2003:

	Three Months ended September 30			Nine months ended September 30
	2004	2003	Change	2004	2003	Change
Revenues from residents (in 000s)	$151,685	$145,867	4%	$450,047	$427,871	5%
Community expenses (in 000s)	$123,073	$117,483	5%	$364,303	$346,013	5%
Total expenses (in 000s)	$154,527	$146,762	5%	$457,548	$432,507	6%
No. of communities (end of period)	101	100	+1	101	100	+1
No. of living units (end of period)	13,967	13,862	+105	13,967	13,862	+105
Occupancy	90%	89%	+1%	89%	89%	—
Average daily rate	$131	$129	2%	$132	$127	4%
Revenue per day per available unit	$118	$114	4%	$118	$113	4%
Percent of revenues from
Medicare / Medicaid	43%	41%	+2%	43%	40%	+3%
Percent of revenues from Private/Other	57%	59%	-2%	57%	60%	-3%

        "Same Store" Communities (communities that we operated continuously since July 1, 2003 and January 1, 2003, respectively):

	Three Months ended September 30			Nine months ended September 30
	2004	2003	Change	2004	2003	Change
Revenues from residents (in 000s)	$150,679	$145,867	3%	$445,132	$426,610	4%
Community expenses (in 000s)	$121,387	$117,421	3%	$358,430	$344,895	4%
No. of communities (end of period)	100	100	—	97	97	—
No. of living units (end of period)	13,862	13,862	—	13,719	13,719	—
Occupancy	89%	89%	—	89%	90%	-1%
Average daily rate	$132	$129	2%	$133	$127	5%
Revenue per day per available unit	$118	$114	4%	$119	$114	4%
Percent of revenues from
Medicare/Medicaid	43%	44%	-1%	43%	41%	+2%
Percent of revenues from Private/Other	57%	56%	+1%	57%	59%	-2%

Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

        Total revenues from residents for the three months ended September 30, 2004 were $151.7 million, a 4% increase over revenues from residents of $145.9 million for the three months ended September 30, 2003. This increase is due primarily to higher per diem charges as well as an increase in occupancy. Revenues from residents at the communities that we have operated continuously since July 1, 2003, were $150.7 million and $145.9 million for the three months ended September 30, 2004 and 2003, respectively, an increase of 3%. This increase is due primarily to higher per diem charges to residents. Approximately 43% and 41% of our revenues from residents in the three months ended September 30, 2004 and 2003, respectively, were received from Medicare and Medicaid. Revenues from our two pharmacies were $3.6 million and $76,000 for the three months ended September 30, 2004 and 2003, respectively. The increase is a result of our acquiring these pharmacies during and after the third quarter of 2003.

        Interest and other income increased by $174,000 in the three months ended September 30, 2004 to $260,000, compared to $86,000 in the three months ended September 30, 2003, primarily due to interest earned on mortgage notes receivable. The notes were received in the second half of 2003 as a result of asset sales.

        Expenses for the three months ended September 30, 2004 were $154.5 million, an increase of 5% over expenses of $146.8 million for the three months ended September 30, 2003. Our wages and benefits costs increased from $77.8 million to $80.1 million, or 3%, primarily due to wage increases. Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased from $39.7 million to $42.9 million, or 8%, primarily as a result of our pharmacy acquisition in September 2003, as well as increased charges from third parties. Management fees related to the 30 communities that SLS manages for us were $5.0 million and $4.4 million for the three months ended September 30, 2004 and 2003, respectively. The increase in fees at these 30 communities is the result of increased revenues at these communities and a contractual increase in the effective management fee calculation. Rent expense to Senior Housing increased from $19.4 million to $20.6 million, or 6%, primarily due to the addition of one community to our leases with Senior Housing in May 2004 and additional rent for capital improvements that were funded by Senior Housing in 2003 and 2004. Community level operating expenses related to the communities that we operated throughout the three months ended September 30, 2004 and September 30, 2003 were $121.4 million and $117.4 million, respectively, an increase of 3%. This increase is primarily due to wage increases as well as increased charges from third parties.

        Our general and administrative expenses for the three months ended September 30, 2004 were $4.9 million, an increase of 8% over expenses of $4.5 million for the three months ended September 30, 2003, primarily due to costs resulting from our increased operations and wage increases for our corporate personnel.

        Depreciation expense for the three months ended September 30, 2004 was $947,000, an increase of 17% over depreciation expense of $810,000 for the three months ended September 30, 2003. This change is the net effect of decreases attributable to our sale of three communities in the second half of 2003, offset by increases attributable to our purchase of furniture and fixtures related to the communities that SLS manages, as well as the purchase of one community from Senior Housing in 2004.

        We provided $112,000 for alternative minimum income taxes during the three months ended September 30, 2004. This provision was not required for the three months ended September 30, 2003.

        Income from discontinued operations for the three months ended September 30, 2004 was $22,000, compared to a loss of $433,000 for the three months ended September 30, 2003. This increase is primarily the result of our ceasing operations at seven properties in the 2003 period compared with one property in the 2004 period. In addition, during the third quarter of 2004, an insurance reserve was deemed not necessary.

        As a result of the factors described above, our net income for the three months ended September 30, 2004 was $891,000 compared to a loss of $1.2 million for the three months ended September 30, 2003. Our net income per share for the three months ended September 30, 2004 was $0.10 compared to a loss per share of $0.14 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

        Total revenues from residents for the nine months ended September 30, 2004 were $450.0 million, an increase of 5% over revenues from residents of $427.9 million for the nine months ended September 30, 2003. This increase is due primarily to higher per diem charges to residents and our beginning operations at three additional communities in May 2003 and one community in May 2004. Revenues from residents at the communities that we have operated continuously since January 1, 2003 were $445.1 million and $426.6 million for the nine months ended September 30, 2004 and September 30, 2003, respectively, an increase of 4%. This increase is due primarily to higher per diem charges to residents somewhat offset by a decrease in occupancy. Approximately 43% and 40% of our revenues from residents in the nine months ended September 30, 2004 and 2003, respectively, were received from Medicare and Medicaid. Revenues from our two pharmacies were $8.6 million and $76,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase is a result of our acquiring these pharmacies during and after the third quarter 2003.

        Interest and other income increased by $1.6 million in the nine months ended September 30, 2004 to $1.9 million compared to $314,000 in the nine months ended September 30, 2003. The increase is primarily due to our settlement with Marriott and MSLS. On January 7, 2004, we and Senior Housing settled then pending litigation with Marriott and MSLS. Under the terms of the settlement, we and Senior Housing, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation. Also under the terms of the settlement, Marriott paid to us and Senior Housing $1.3 million each.

        Expenses for the nine months ended September 30, 2004 were $457.5 million, an increase of 6% over expenses of $432.5 million for the nine months ended September 30, 2003. Our wages and benefits costs increased from $232.0 million to $241.3 million, or 4%, primarily due to wage increases as well as wages related to three communities we began to operate in May 2003, one community we began to operate in May 2004 and the pharmacy we acquired in September 2003. Other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased from $114.0 million to $123.0 million, or 8%, primarily as a result of increased charges from third parties, our operation of three additional properties in May 2003, one community we began to operate in May 2004 and our pharmacy acquisition in September 2003. Management fees related to the 30 communities that SLS manages for us were $14.2 million and $12.9 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in fees at these 30 communities is the result of increased revenues at these communities and a contractual increase in the effective management fee calculation. Rent expense to Senior Housing increased from $57.3 million to $61.2 million, or 6%, primarily due to the addition of communities that we began to lease in 2003 and 2004 and additional rent for capital improvements that were funded by Senior Housing since January 1, 2003. Community level operating expenses related to the communities that we have operated throughout the nine months ended September 30, 2004 and 2003 were $358.4 million and $344.9 million, respectively, an increase of 4%. This increase is primarily due to wage increases as well as increased charges from third parties.

        Our general and administrative expenses for the nine months ended September 30, 2004 were $14.8 million, an increase of 15% over expenses of $12.9 million for the nine months ended September 30, 2003, primarily due to costs resulting from our increased operations.

        Depreciation expense for the nine months ended September 30, 2004 was $2.8 million, an increase of 9% over depreciation expense of $2.5 million for the nine months ended September 30, 2003. This increase is primarily attributable to our purchase of furniture and fixtures related to the communities managed by SLS, offset by our sale of seven communities in the second half of 2003.

        We provided $112,000 for alternative minimum income taxes during the three months ended September 30, 2004. This provision was not required for the three months ended September 30, 2003.

        Loss from discontinued operations for the nine months ended September 30, 2004 was $553,000, a decrease of $878,000 over a loss of $1.4 million for the nine months ended September 30, 2003. This decrease is primarily the result of our ceasing operations at seven properties in the 2003 period compared with one property in the 2004 period.

        As a result of the factors described above, our net income for the nine months ended September 30, 2004 was $2.3 million compared to a loss of $5.7 million for the nine months ended September 30, 2003. Our net income per share for the nine months ended September 30, 2004 was $0.27 compared to a loss per share of $0.67 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Our total current assets at September 30, 2004, were $64.0 million compared to $56.1 million at December 31, 2003. At September 30, 2004, we had cash and cash equivalents of $18.6 million.

        Our total current liabilities were $50.2 million at September 30, 2004 compared to $58.1 million at December 31, 2003. This decrease was due primarily to our repayment of amounts outstanding under our revolving credit facility and the payment of amounts due to SLS during the nine months ended September 30, 2004.

        Currently, we lease 97 communities from Senior Housing under two leases. Our leases with Senior Housing require us to pay a total of $82.2 million of minimum rent annually. Percentage rent on the leases begins in 2006. At November 12, 2004, we believe we were in compliance with the terms of these leases.

        Upon our request, Senior Housing reimburses our expenditures on capital improvements to our leased communities and increases our rent expense pursuant to contractual formulas. Senior Housing has reimbursed us $6.5 million during 2004 for capital improvements made to leased communities, and our rent has increased by approximately $650,000, annually.

        Our revenues from services to residents at our communities are our primary source of cash to fund operating expenses, including rent and routine capital expenditures. We receive operating revenues for nursing home services from the Medicare and Medicaid programs. For the nine months ended September 30, 2004, 43% of our total revenues were derived from these programs. Our Medicare revenues totaled $68.3 million and $53.2 million during the nine months ended September 30, 2004 and 2003, respectively. Our Medicaid revenues totaled $116.6 million and $110.4 million during the nine months ended September 30, 2004 and 2003, respectively. Since 1998, a Medicare prospective payment system has generally lowered Medicare rates paid to senior living communities, including many of those that we operate. In October 2002, temporary increases in Medicare payment rates expired. In October 2003, Medicare rates increased by approximately 6%. Some of the states in which we operate have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding. We cannot currently estimate the magnitude of potential Medicaid rate reductions, but they may be material and may adversely affect our future results of operations. Further Medicare and Medicaid rate declines may have a dramatic negative impact on our revenues and may produce losses.

        Recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance, which are affecting the senior living industry, may continue to have a material adverse impact upon our future results of operations. Also, we believe Marriott's sale of MSLS to Sunrise has had, and may continue to have, an adverse impact on our financial results and increase our working capital requirements.

        Our revolving credit facility limits our ability to incur debt as more fully described below in "Debt Instruments and Covenants". The terms of our leases with Senior Housing contain provisions whereby Senior Housing may cancel our rights under these agreements upon the acquisition of more than 9.8% of our voting stock by any person or group, and upon other change of control events. These leases also limit our ability to create, incur, assume or guarantee indebtedness.

        During 2003, Senior Housing agreed to sell us two nursing homes in Michigan that we leased from Senior Housing on a combined basis with other properties. The agreed upon purchase price for both properties is $10.5 million, the appraised value of the properties. Under the terms of our lease with Senior Housing, upon consummation of the sale of each property, the annual rent payable under the combined lease will be reduced by 10% of the sale prices we pay to Senior Housing. On April 19, 2004, we purchased one of these properties from Senior Housing for $5.9 million. We financed this acquisition with proceeds we received from a new HUD insured mortgage and by using cash on hand. We expect the second purchase to occur in early 2005, and we intend to finance the second sale with proceeds that we receive from a second HUD insured mortgage and with available cash.

        In September 2004, we acquired an institutional pharmacy business located in Nebraska that services 24 senior living communities with approximately 1,450 living units for approximately $3.0 million.

        On September 23, 2004, we agreed to acquire LTA for approximately $208 million. LTA owns and operates 47 senior living communities with 2,636 living units, which primarily offer assisted living services. We intend to finance the LTA acquisition with cash on hand, assumption of certain mortgage debt and leasehold obligations, and a $165.0 million sale leaseback transaction with Senior Housing for 35 LTA communities. Completion of this acquisition is subject to various conditions customary in multi-community healthcare transactions of this type, including licensing and receiving third party consents. We expect the LTA acquisition to close before year end 2004, but there is no assurance that it will close.

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

        As of September 30, 2004, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-Term Debt Obligations (1)	$4,947	$48	$103	$124	$4,672
Operating Lease Obligations (2)	1,080,216	82,200	164,401	164,401	669,214
Purchase Obligations (3)	216,500	216,500	—	—	—
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP (4)	25,157	5,402	9,636	6,372	3,747

Total	$1,326,820	$304,150	$174,140	$170,897	$677,633

(1)
This amount represents amounts due under a HUD insured mortgage.

(2)
These amounts represent minimum lease payments due to Senior Housing under two leases through 2017 and 2020.

(3)
$4.6 million of this amount represents our obligation to purchase a property from Senior Housing. This obligation is contingent upon our receiving HUD insured financing for a significant part of this purchase price. The remaining amount results from our agreement to acquire LTA as discussed above. The contractually agreed upon price to acquire LTA is $208 million. We have estimated that we will incur another $1.0 million of closing costs as a result of this acquisition. In addition, we are estimating that we will acquire the net working capital of LTA for $2.9 million.

(4)
These amounts include liabilities for continuing care contracts which require residents to make advance payments some of which are refundable and continuously carried as liabilities and some of which are not refundable and are carried as liabilities until they are recognized as revenues over the periods during which we expect to provide the service. These amounts also include insurance reserves related to workers compensation and professional liability insurance as well as deferred gains related to property sales.

Debt Instruments and Covenants

        We have a secured revolving credit facility. The interest rate on borrowings under this facility is LIBOR plus a premium. The maximum amount available under this facility is $12.5 million, and borrowings are subject to limitations based upon qualifying collateral. The facility is available for acquisitions, working capital and general business purposes. The facility contains covenants and events of default requiring the maintenance of collateral, minimum net worth and certain other financial ratios, among other customary provisions. In certain circumstances, and subject to available collateral and lender approvals, the maximum amounts that we may draw under this credit facility may be increased to $25.0 million. As of September 30, 2004, no amounts were outstanding under the facility.

        At November 12, 2004, we believe we were in compliance with all applicable covenants under this revolving credit agreement and no amounts are outstanding.

        On April 19, 2004, we purchased a property from Senior Housing for $5.9 million. We financed this acquisition with $5.0 million in proceeds we received from a new HUD insured mortgage and by using cash on hand. The interest cost on this debt is 5.6% per year. Principal and interest is due monthly through April 2039. This mortgage contains standard HUD mortgage covenants. At November 12, 2004, we believe we are in compliance with all material covenants of this mortgage.

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

Related Party Transactions

        On April 19, 2004, we purchased one property from Senior Housing for its appraised value of $5.9 million that was previously leased by Senior Housing to us. The sale of a second property is expected to occur in early 2005 for $4.6 million, its appraised value, but remains contingent upon our obtaining HUD insured financing.

        In 2003, Senior Housing evicted a nursing home tenant that had defaulted on its obligations to Senior Housing. Until May 2004, we managed this nursing home for Senior Housing's account. Effective on May 1, 2004, we agreed with Senior Housing to add this nursing home to a multi-property lease from Senior Housing and to increase the annual rent by $180,000. All other lease terms remained unchanged.

        One of the properties we lease from Senior Housing was subject to a ground lease with an unaffiliated third party. We have been responsible for paying the ground rent of $307,000 per year. On June 3, 2004, Senior Housing exercised an option to purchase this land for $3,600,000 and acquired the landlord's rights and obligations under the ground lease. We now pay this ground lease rent to Senior Housing.

        During 2004, pursuant to the terms of our leases with Senior Housing, we sold to Senior Housing $6.5 million of improvements we had made to its properties, and our annual rent payable to Senior Housing was increased by 10% of Senior Housing's purchase price amounts invested, or $646.

        On September 23, 2004, we agreed to sell 35 of the independent and assisted living communities we expect to acquire from LTA for $165.0 million to Senior Housing. Simultaneously with our sale of these properties, we will lease them from Senior Housing for an initial term ending in 2020. The annual rent payable by us to Senior Housing for the 35 communities will be $14.9 million, plus increases starting in 2006 based upon a percentage of the revenue increases at these communities. Our acquisition of LTA and this transaction with Senior Housing are contingent upon conditions customary in multi-community healthcare transactions of this type, including lender approvals and licensing. Completion of this acquisition is subject to various conditions customary in multi-community healthcare transactions of this type, including licensing and receiving third party consents. Nonetheless, we expect the closing of this transaction to occur during the fourth quarter of 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk through monitoring and using available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2003. However, our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise. As of November 12, 2004, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

        Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. For example, based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $4.9 million mortgage debt outstanding on September 30, 2004 would increase by approximately $353,000; and, similarly, if prevailing interest rates were to increase by 10%, the market value of this $4.9 million mortgage debt would decline by approximately $313,000.

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

        There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K, REFERRED TO HEREIN, CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE STATEMENTS REFLECT OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR DIRECTORS AND OFFICERS, BUT THEY ARE NOT GUARANTEED TO OCCUR. FOR EXAMPLE:

  •
  OUR FUTURE INSURANCE COSTS AND INSURANCE RESERVE CALCULATIONS MAY BE GREATER THAN WE NOW ANTICIPATE;

  •
  WE MAY BE UNABLE TO CARRY OUT OUR BUSINESS PLAN TO EXPAND BECAUSE WE ARE UNABLE TO LOCATE EXPANSION OPPORTUNITIES AT PRICES WE ARE WILLING OR ABLE TO PAY;

  •
  OUR RECEIVABLES RESERVES MAY BE INADEQUATE, ESPECIALLY THE RESERVES WHICH RELATE TO MEDICARE AND MEDICAID PAYMENTS BECAUSE SUCH PAYMENTS ARE SUBJECT TO GOVERNMENTAL AUDITS AND TO GOVERNMENT FISCAL POLICIES;

  •
  OUR PENDING ACQUISITION OF LTA MAY NOT BE CONCLUDED BECAUSE OF OUR FAILURE TO RECEIVE LICENSING, THIRD PARTY CONSENTS OR OTHERWISE;

  •
  WE MAY BE UNABLE TO MAINTAIN OR IMPROVE OUR FUTURE OCCUPANCY RATES AND AS A RESULT OUR REVENUES MAY DECLINE;

  •
  THE IMPROVING ECONOMY MAY RESULT IN WAGE PRESSURES WHICH INCREASE OUR FUTURE COSTS;

  •
  FUTURE MEDICARE AND MEDICAID RATES MAY BE LOWER THAN WE NOW ANTICIPATE;

  •
  SUNRISE'S OPERATIONS OF THE COMMUNITIES WHICH IT MANAGES FOR US MAY RESULT IN LOSSES TO US; OR

  •
  WE MAY BECOME SUBJECT TO FINES OR REGULATORY SANCTIONS WHICH MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION OR PERFORMANCE.

        IN ANY SUCH EVENT, OUR FUTURE FINANCIAL PERFORMANCE MAY CAUSE THE IMPROVEMENTS IMPLIED BY OUR RECENT PERFORMANCE TO REVERSE AND WE MAY EXPERIENCE LOSSES. IF OUR FINANCIAL RESULTS DO NOT CONTINUE TO IMPROVE OUR STOCK PRICE LIKELY WILL DECLINE. AN INVESTMENT IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK OF LOSS, AND INVESTORS SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS WHICH IMPLY OTHERWISE.

Part II. Other Information

Item 1. Legal Proceedings

        There have been no material developments during the third quarter of 2004 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2003 or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On September 15, 2004, we granted 4,000 shares of common stock valued at $6.40 per share, the average of the high and low price of the common shares on the American Stock Exchange on September 15, 2004, to our internal auditor as part of his annual compensation. We made the grant pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 23, 2004, by and among the Company, FVE Acquisition Inc. ("FVE Acquisition") and LTA. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2004.)
3.1
Composite Copy of Articles of Amendment and Restatement of the Company. (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 12, 2004.)
10.1	Letter Agreement, dated September 23, 2004, among Senior Housing, the Company and FVE Acquisition. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2004.)
31.1	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith.)
31.2	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith.)
32	Certification required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (Furnished herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
By:	/s/ EVRETT W. BENTON Evrett W. Benton President and Chief Executive Officer Dated: November 15, 2004
By:	/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr. Treasurer and Chief Financial Officer Dated: November 15, 2004