Form 10-K
period 2004-12-31
FIVE STAR QUALITY CARE INC
filed 2005-03-29
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16817

FIVE STAR QUALITY CARE, INC.

Maryland	04-3516029
(State of Incorporation)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

617-796-8387

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	American Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐  No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $35.6 million based on the $4.40 closing price per common share on the American Stock Exchange on June 30, 2004.   For purposes of this calculation, an aggregate of 399,582.6 shares of common  stock are held by the directors and officers of the registrant and have been included in the number of shares of common stock held by affiliates, which includes 35,000 shares of common stock held by Senior Housing Properties Trust.

Number of the registrant’s shares of common stock outstanding as of March 25, 2005: 12,227,634.

References in this Annual Report on Form 10-K to the “Company,” “Five Star”, “FVE”, “we”, “us” or “our” include Five Star Quality Care, Inc., and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2005, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

OUR ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REPRESENT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY MAY NOT OCCUR FOR VARIOUS REASONS.  FOR EXAMPLE:

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

•                  OUR PENDING ACQUISITION OF SIX ASSISTED LIVING COMMUNITIES MAY NOT BE CONCLUDED BECAUSE OF OUR FAILURE TO RECEIVE LICENSING, THIRD PARTY CONSENTS OR OTHERWISE;

•                  WE MAY BE UNABLE TO MAINTAIN OR IMPROVE OUR FUTURE OCCUPANCY RATES AND AS A RESULT OUR REVENUES MAY DECLINE;

•                  THE IMPROVING ECONOMY MAY RESULT IN WAGE PRESSURES WHICH INCREASE OUR FUTURE COSTS;

•                  FUTURE MEDICARE AND MEDICAID RATES MAY BE LOWER THAN WE NOW ANTICIPATE;

•                  SUNRISE SENIOR LIVING SERVICES INC.’S, OR SLS’S, OPERATIONS OF THE COMMUNITIES WHICH IT MANAGES FOR US MAY RESULT IN LOSSES TO US; OR

•                  WE MAY BECOME SUBJECT TO FINES OR REGULATORY SANCTIONS WHICH MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION OR PERFORMANCE.

IN ANY SUCH EVENT, OUR FUTURE FINANCIAL PERFORMANCE MAY CAUSE THE IMPROVEMENTS IMPLIED BY OUR RECENT PERFORMANCE TO REVERSE AND WE MAY EXPERIENCE LOSSES.  IF OUR FINANCIAL RESULTS DO NOT CONTINUE TO IMPROVE, OUR STOCK PRICE LIKELY WILL DECLINE.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO IMPLY THAT WE WILL RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT TO REFLECT THE FUTURE OCCURRENCE OF PRESENTLY UNANTICIPATED EVENTS.

FIVE STAR QUALITY CARE, INC.

2004 FORM 10-K ANNUAL REPORT

Table of Contents

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.	Certain Relationships and Related Transactions*
Item 14.	Principal Accountant Fees and Services*

PART IV

Item 15.	Exhibits and Financial Statement Schedules

* Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2005, to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business

GENERAL

We operate senior living communities, including independent living and congregate care communities, assisted living communities and nursing homes. As of December 31, 2004, excluding communities we managed under third party management contracts, we operated 148 communities containing 16,573 living units, including 96 primarily independent and assisted living communities containing 11,724 living units and 52 nursing homes containing 4,849 living units. Of our 96 primarily independent and assisted living communities, we lease 77 communities containing 10,308 living units from Senior Housing Properties Trust, or Senior Housing, our former parent, including 30 communities which are directly operated for our account by SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise, and we own or lease from parties other than Senior Housing 19 communities containing 1,416 living units.  All but one of our nursing homes are leased from Senior Housing. Our 148 communities include 4,960 independent living apartments, 5,046 assisted living suites, 283 special care beds and 6,284 nursing beds. Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

OUR HISTORY

We were created by Senior Housing in April 2000 to operate nursing homes repossessed or acquired from two former Senior Housing tenants. We were reincorporated in Maryland on September 17, 2001. On December 31, 2001, Senior Housing distributed substantially all of our outstanding shares to its shareholders and we became a separate publicly owned company listed on the American Stock Exchange, or AMEX. Pursuant to the transaction agreement governing this spin off:

•                  Senior Housing capitalized us with approximately $50 million of equity, consisting of cash and working capital, primarily operating receivables, net of operating payables;

•                  we agreed to lease 31 primarily independent and assisted living communities then operated by Marriott Senior Living Services, or MSLS, a wholly owned subsidiary of Marriott International Inc., or Marriott, upon their acquisition by Senior Housing which occurred in 2002, as described below;

•                  we leased 53 nursing homes and two assisted living communities from Senior Housing;

•                  we assumed one lease from the town of Campbell, Nebraska; and

•                  we agreed to acquire FSQ, Inc., or FSQ, the former operating company of the healthcare business we owned in order to acquire the personnel, systems and assets necessary for our business.

During 2002, we commenced operations at 51 senior living communities, including the 31 communities then operated by MSLS, and currently operated by SLS, and 20 additional communities. In March and April 2002, we issued 3,823,000 common shares in an underwritten public offering raising net proceeds of $26.1 million.  Also during 2002, we ceased operations at two communities, one of which was previously leased from Senior Housing and one of which was previously leased from the town of Campbell, Nebraska.

During 2003, we commenced operations at three senior living communities, which we lease from Senior Housing. Also during 2003, we ceased operations at seven communities, one of which was previously leased from Senior Housing. During 2003, we also acquired an institutional pharmacy located in Wisconsin for $1.8 million and we acquired a company insuring some of our workers compensation related risks for $1.3 million.

In March 2004, we ceased operations at one community that is leased from Senior Housing and was managed by SLS and we established an additional insurance company to insure a portion of our liability insurance.

In September 2004, we acquired an institutional pharmacy business located in Lincoln, Nebraska for approximately $3.0 million.

In November 2004, we acquired 100% of the capital stock of LTA Holdings, Inc., or LTA, for approximately $211 million, excluding closing costs. LTA owned, leased and operated 47 senior living communities with 2,636 living units, which primarily offer assisted living services, located in seven states.  The majority of these 47 communities were built by LTA between 1997 and 2002, the average age of the 47 communities is approximately five years and 100% of the revenues at these communities were paid by residents from their private resources.  In addition, LTA had two management contracts with third parties for 12 assisted living communities.  We terminated one contract for 11 of these communities, on March 1, 2005.

To finance this acquisition, we entered into a $148.2 million sale leaseback transaction with Senior Housing for 31 of the communities acquired from LTA. We also entered into a $16.8 million mortgage loan with Senior Housing secured by five of our properties. We funded the balance of the purchase price with cash on hand, and by assuming  Department of Housing and Urban Development, or HUD, insured long term mortgage debts and an operating lease for four communities from Health Care Property Investors, Inc., or HCPI.

In December 2004 and January 2005, we issued a total of 3,620,000 shares of common stock, or common shares, for net proceeds of $28.8 million.  We used a portion of proceeds raised in this offering to pay off the $16.8 million mortgage loan with Senior Housing described above.

In January 2005, we agreed to acquire six assisted living communities for approximately $63.5 million from six limited liability companies known as Gordon Health Care Ventures, LLC, or Gordon.  We intend to finance this acquisition with cash on hand, borrowings under our line of credit and mortgage or sale leaseback transactions for some of the communities being purchased or for certain other unencumbered communities which we currently own.  Completion of this acquisition is subject to various conditions customary in multi-community healthcare transactions of this type, including completion of diligence, licensing and receiving third party consents.  We expect this acquisition to close during the second quarter of 2005, but there is no assurance that it will close.

In March 2005, we acquired one assisted living community for a purchase price of $6.9 million, excluding closing costs, and commenced operations at that community.  We funded the purchase price with cash on hand.  This community has 62 living units and 100% of the revenues at this community are paid by residents from their private resources.

OUR GROWTH STRATEGY

We believe that the aging of the U.S. population will increase demand for existing independent living properties, assisted living communities and nursing homes. Our principal growth strategy is to profit from this demand by operating and acquiring properties that provide high quality services to residents who pay with private resources.

We seek to improve the profitability of our existing operations by increasing revenues and improving margins. We attempt to increase revenues by increasing rates and occupancies. We attempt to improve margins by limiting increases in expenses and improving operating efficiencies.

In addition to managing our existing operations, we intend to continue to grow our business through acquisitions of independent and assisted living communities where residents’ private resources account for a large majority of revenues. Since we became a public company in late 2001, we added 94 primarily independent and assisted living communities to our business which generate approximately 87% of their revenue from residents’ private resources, rather than from Medicare or Medicaid. We prefer to purchase communities which have achieved or are close to stabilized operations. For example, the LTA communities which we acquired were 86% occupied as of December 31, 2004.  We also try to make acquisitions where we can realize cost savings by combining operations with our existing operations.

Starting in the mid 1990s, a large number of independent and assisted living communities were developed with financing from private equity and real estate opportunity funds. We believe that many of these communities are now at or approaching stabilized operations and many of these financial investors are now anxious to sell. For example: in 2002, we acquired 15 independent and assisted living communities which were assembled and developed by Constellation Health Services, Inc., a division of Constellation Energy Group, Inc., f/k/a Baltimore Gas and Electric Company; and the controlling shareholder of LTA prior to our acquisition of LTA was a private equity fund. We expect to pursue similar acquisitions for the next several years.

We also intend to expand our institutional pharmacy business. We acquired our first pharmacy in Wisconsin in 2003.  During 2004, we acquired a second pharmacy located in Nebraska. Whenever we buy an institutional pharmacy business, we seek to grow its business by providing pharmacy services at our senior living communities within the same service area.  We are currently interested in acquiring pharmacies in other areas where we own senior living communities.

Although expansion of our nursing home business is not our primary growth strategy, we have in the past considered acquiring additional nursing homes. Most nursing homes are financially dependent upon the Medicare and Medicaid programs. Accordingly, we believe the potential for profitable operations of nursing homes is limited by government rate setting. In these circumstances, we are only interested in expanding our nursing home operations at prices which we believe take into account the risks inherent in government funding. In the past few years, we have been unable to buy nursing homes at prices we consider appropriate, but we intend to investigate such opportunities in the future.

RISK FACTORS

We have only recently been able to operate profitably.  Ownership of our securities involves a high degree of risk.  The following is a summary of the material risks of ownership of our securities.

A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

For the year ended December 31, 2004, our revenues were $628.0 million and our expenses were $624.7 million. A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

Our growth strategy may not succeed.

Our business plan includes acquiring additional senior living communities and institutional pharmacies. This growth strategy involves risks including the following:

•                  we may be unable to locate senior living communities or pharmacies available for purchase at acceptable prices;

•                  we may be unable to access capital to make acquisitions or operate acquired businesses;

•                  acquired operations may bring with them contingent liabilities which mature;

•                  to the extent we incur acquisition debt or leases, our operating leverage may increase; and

•                  combining our present operations with newly acquired operations may disrupt operations or cost more than anticipated when acquisition prices are determined.

For these reasons and others:

•                  the pending acquisition of the Gordon facilities may not be completed; or, if it is completed those facilities’ operations may not be profitably integrated into our existing operations;

•                  our business plan to grow may not succeed;

•                  the benefits which we hope to achieve by growing may not be achieved;

•                  we may suffer declines in profitability or suffer recurring losses; and

•                  our existing operations may suffer from a lack of management attention or financial resources if such attention and resources are devoted to a failed growth strategy.

Our insurance costs have increased and may continue to increase.

In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other operating companies. Today, some lawyers and law firms specialize in bringing litigation against senior living companies. As a result of this litigation and potential litigation, our cost of liability insurance has increased dramatically during the past few years. Workers compensation and employee health insurance costs have also increased in recent years. To partially offset these increases, we have increased the amounts of our self insurance by use of higher deductibles and captive insurance companies. Medical liability insurance reform has become a topic of political debate and some states have enacted legislation to limit future liability awards. However, if such reforms are not generally adopted, we expect our insurance costs may continue to increase. Although our reserves for self insurance have been determined with guidance from third party professionals, our reserves may prove inadequate. Increasing insurance costs and increasing reserves may materially negatively affect our results of operations.

Our business is subject to extensive regulation which increases our costs and may result in losses.

Licensing and Medicare and Medicaid laws require operators of senior living communities to comply with extensive standards governing operations. There are also various laws prohibiting fraud by senior living operators, including criminal laws that prohibit false claims for Medicare and Medicaid and that regulate patient referrals. In recent years, the federal and state governments have devoted increased resources to monitoring quality of care at senior living communities and to anti-fraud investigations. When quality of care deficiencies are identified or improper billing is uncovered, various sanctions may be imposed, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, governmental oversight or loss of licensure. Our communities receive notices of sanctions from time to time. A result of this extensive regulatory system and increasing enforcement initiatives has been to increase our costs of monitoring quality of care compliance and billing procedures, and we expect these costs may continue to increase. Also, if we become subject to regulatory sanctions, our business may be adversely affected and we might experience financial losses.

The failure of Medicare and Medicaid rates to match our costs will reduce our income.

Some of our operations, especially our nursing homes, receive significant revenues from the Medicare and Medicaid programs. During the year ended December 31, 2004, approximately 41% of our total revenues was received from these programs. The federal government and some states are now experiencing fiscal deficits. Historically, when governmental deficits have increased, cut backs in Medicare and Medicaid funding have often followed. These cut backs sometimes include rate reductions, but more often result in a failure of Medicare and Medicaid rates to increase by sufficient amounts to offset increasing costs. We cannot now predict whether future Medicare and Medicaid rates will be sufficient to cover our future cost increases. Future Medicare and Medicaid rate declines or a failure of these rates to cover increasing costs would result in our experiencing lower earnings or losses.

Sunrise’s management of 30 of our communities may have adverse consequences to us.

In March 2003, Marriott sold its subsidiary which manages 30 communities for us to Sunrise. We believe Sunrise’s financial condition and reputation as an operator of senior living communities is weaker than the financial condition and reputation of Marriott. The operations and the financial results which we realize from the communities managed for us by Sunrise have declined and become more volatile since this sale and this decline and volatility may continue in the future.

We are subject to possible conflicts of interest and we have engaged in, and will continue to engage in for the foreseeable future, transactions with related parties.

Our business is subject to possible conflicts of interest as follows:

•                  our Chief Executive Officer, Evrett W. Benton, and our Chief Financial Officer, Bruce J. Mackey Jr., are also part-time employees of Reit Management and Research LLC, or RMR. RMR is the manager for Senior Housing and we purchase various services from RMR pursuant to a shared services agreement;

•                  our managing directors, Barry M. Portnoy and Gerard M. Martin, are also managing trustees of Senior Housing. Messrs. Portnoy and Martin also own RMR and another entity that leases office space to us; and

•                  under our shared services agreement with RMR, in the event of a conflict between Senior Housing and us, RMR may act on behalf of Senior Housing rather than on our behalf.

We do not believe that these conflicts adversely affect our business.

On December 31, 2001, Senior Housing distributed substantially all of its ownership of our shares to its shareholders. As a condition to the spin off, we entered into agreements with Senior Housing which, among other things, limit ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of Senior Housing as a real estate investment trust and limit our ability to acquire real estate of types which are owned by Senior Housing or other real estate investment trusts managed by RMR.

One hundred twenty-eight of the 148 senior living communities we currently operate are leased from Senior Housing for total annual minimum rent of $95.8 million.

As a result of the agreements entered into in connection with the spin off, our leases with Senior Housing and our shared services agreement with RMR, Senior Housing, RMR and their respective affiliates play a significant role in our business and we do not anticipate any changes to that role for the foreseeable future. Future business dealings between us, Senior Housing, RMR and their respective affiliates may be on terms less favorable to us than we could achieve on an arm’s length basis.

Our business requires regular capital expenditures.

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

We compete with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Historically, nursing homes have been somewhat protected from competition by state laws requiring certificates of need to develop new communities; however, these barriers are being eliminated in many states. Also, there are few barriers to competition for home healthcare or for independent and assisted living services. Growth in the availability of nursing home alternatives, including assisted living communities, has had and may in the future have the effect of reducing the occupancy or profitability at nursing homes, including those we operate. Many of our existing competitors are larger and have greater financial resources than we do. Accordingly, we cannot provide any assurances that we will be able to attract a sufficient number of residents to our communities or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully or to operate profitably.

We may not achieve the anticipated benefits of our recently completed acquisition of LTA.

The financial benefits we expect to realize from our acquisition of LTA are largely dependent upon our ability to increase the occupancy of the LTA communities and to realize cost savings by combining the LTA operations and our existing operations. If our management of the LTA communities does not increase revenues and lower costs, we may not achieve the anticipated benefits and we may experience losses.

Anti-takeover provisions in our governing documents and in our material agreements may prevent shareholders from receiving a takeover premium for their shares.

Our charter places restrictions on the ability of any person or group to acquire beneficial ownership of more than 9.8% (in number of shares or value, whichever is more restrictive) of any class of our equity securities. Additionally, the terms of our leases with Senior Housing and our shared services agreement with RMR provide that our rights under these agreements may be cancelled by Senior Housing and RMR, respectively, upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change in control events, as defined in those documents. If the breach of these ownership limitations causes a lease default, shareholders causing the default may become liable to us or to other shareholders for damages. Additionally, on March 10, 2004, we entered into a rights agreement whereby in the event a person or group of persons acquires or attempts to acquire 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. These agreements and other provisions in our charter and bylaws may increase the difficulty of acquiring control of us by means of a tender offer, open market purchases, a proxy fight or otherwise, if the acquisition is not approved by our board of directors. Other provisions in our governing documents which may deter takeover proposals include the following:

•                  staggered terms for members of our board of directors; the power of our board of directors, without a shareholders’ vote, to authorize and issue additional shares and classes of shares on terms that it determines;

•                  a 75% shareholder vote and cause requirements for removal of directors; and

•                  advance notice procedures with respect to nominations of directors and shareholder proposals.

For all of these reasons, shareholders may be unable to cause a change of control of us or to realize a change of control premium for their common shares.

A significant increase in our labor costs could have a material adverse effect on us.

We compete with other operators of senior living communities with respect to attracting and retaining qualified personnel responsible for the day to day operations of each of our communities. A shortage of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel. No assurance can be given that our labor costs will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on us.

Approximately 59% of our total revenues from our communities for the year ended December 31, 2004 were attributable to private pay sources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

TYPES OF COMMUNITIES

Our present business plan contemplates the ownership, leasing and management of independent living apartments or congregate care communities, assisted living communities, specialty care suites and nursing homes. Some communities combine more than one type of service in a single building or campus.

Independent Living Apartments or Congregate Care Communities.  Independent living apartments, or congregate care communities, provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, one or two meals per day in a central dining room, weekly maid service or services of a social director may be included in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some independent living properties, separate parts of the community are dedicated to assisted living or nursing services. As of March 25, 2005, our business includes 4,960 independent living apartments in 38 communities.

Assisted Living Communities.  Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community on call or at regularly scheduled times. As of March 25, 2005, our business includes 5,046 assisted living suites in 95 communities.

Specialty Care Suites.  Specialty care suites offer specialized programs for patients suffering from specific illnesses, usually Alzheimer’s disease. As of March 25, 2005, our business includes 283 specialty care suites in 9 communities.

Nursing Homes.  Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built nursing home includes mostly two bed rooms with a separate bathroom in each room and shared dining and bathing facilities. Some private rooms are available for those residents who pay higher rates or for residents whose medical conditions require segregation. Nursing homes are staffed by licensed nursing professionals 24 hours per day. As of March 25, 2005, our business includes 6,284 nursing home beds in 78 communities.

OPERATING STRUCTURE

We have several regional offices, which are located throughout the country. Each regional office is responsible for multiple communities and is headed by a regional director of operations with extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist. Regional staff are responsible for all our community operations within the region, including:

•                  resident services;

•                  marketing and sales;

•                  hiring of community personnel;

•                  compliance with applicable legal and regulatory requirements; and

•                  supporting our development and acquisition plans within their region.

Our home office staff performs the following tasks:

•                  general oversight of our regional staff and pharmacy operations;

•                  the establishment of company wide policies and procedures relating to resident care;

•                  human resources policies and procedures;

•                  information technology;

•                  Medicare and Medicaid billing;

•                  licensing and certification maintenance;

•                  legal services;

•                  central purchasing;

•                  budgeting and supervision of maintenance and capital expenditures;

•                  implementation of our growth strategy; and

•                  accounting and finance functions, including operations budgeting, accounts receivable and collections, accounts payable, payroll, financial reporting, and tax planning and compliance.

INDEPENDENT AND ASSISTED LIVING COMMUNITY STAFFING

Each of the independent and assisted living communities we operate for our own account has an executive director responsible for the day to day operations of the community, including quality of care, resident services, sales and marketing, financial performance and staff supervision. The executive director is supported by department heads, who oversee the care and service of the residents, a wellness director, who is responsible for coordinating the services necessary to meet the health care needs of our residents and a marketing director, who is responsible for selling our services.  Other key positions include the dining services coordinator, the activities coordinator and the property maintenance coordinator.

NURSING HOME STAFFING

Each of our nursing homes is managed by a state licensed administrator who is supported by other professional personnel, including a director of nursing, an activities director, a marketing director, a social services director, a business office manager, and physical, occupational and speech therapists. Our directors of nursing are state licensed nurses who supervise our registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing home and on the type of care provided by the nursing home. Our nursing homes also contract with physicians who provide certain medical services.

PHARMACY OPERATIONS AND STAFFING

Our pharmacy operations provide goods and services to operators and residents of senior living communities; we do not sell to the public generally. At each pharmacy, we have an executive director who is a state licensed pharmacist and who manages the pharmacy and supervises billing. The executive director is responsible for the day to day operations of the pharmacy including sales and marketing, financial performance, compliance with regulatory codes regarding the dispensing of controlled substances and staff supervision. Other pharmacy personnel include licensed dispensing pharmacists, a director of pharmacy consultation, a medical records director, a nurse consultant, pharmacy technicians and billing personnel.

EMPLOYEES

As of March 25, 2005, we had approximately 9,000 employees, including 5,300 full time equivalents. Approximately 550 employees, including 350 full time equivalents, are represented under five collective bargaining agreements which have remaining terms of one to three years. We have no other employment agreements. We believe our relations with our union and non-union employees are good.

GOVERNMENT REGULATION AND REIMBURSEMENT

Our operations must comply with numerous federal, state and local statutes and regulations. Also, the healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

Independent Living Communities. Government benefits generally are not available for services at independent living communities and the resident charges in these communities are paid from private resources. However, a number of Federal Supplemental Security Income program benefits pay housing costs for elderly or disabled residents to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of Supplemental Security Income residents reside or are likely to reside. Categories of living arrangements which may be subject to these state standards include independent living apartments and assisted living communities. Because independent living communities usually offer common dining facilities, in many locations they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In many states, independent living communities are licensed by state or county health departments, social service agencies or offices on aging with jurisdiction over group residential communities for seniors. To the extent that independent living communities include units in which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations, and if the communities receive Medicaid or Medicare funds, to certification standards. In some states, insurance or consumer protection agencies regulate independent living communities in which residents pay entrance fees or prepay for services.

Assisted Living Communities.  According to the National Academy for State Health Policy, or the National Academy, a majority of states provide or are approved to provide Medicaid payments for residents in some assisted living communities under waivers granted by the Federal Centers for Medicare and Medicaid Services, or CMS, or under Medicaid state plans, and certain other states are planning some Medicaid funding by preparing or requesting waivers to fund assisted living demonstration projects. Because rates paid to assisted living community operators are generally lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health related services provided in nursing homes. States that administer Medicaid programs for assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states’ inspection processes for nursing homes.

In light of the large number of states using Medicaid to purchase services at assisted living communities and the growth of assisted living in recent years, a majority of states have adopted licensing standards applicable to assisted living communities. A majority of states have licensing statutes or standards specifically using the term “assisted living” and have requirements for communities servicing people with Alzheimer’s disease or dementia. The majority of states have revised their licensing regulations recently or are reviewing their policies or drafting or revising their regulations. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living communities. Most state licensing standards apply to assisted living communities whether or not they accept Medicaid funding. Also, according to the National Academy, a few states require certificates of need from state health planning authorities before new assisted living communities may be developed. Based on our analysis of current economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living communities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

The US. Department of Health and Human Services, the Government Accountability Office and the Senate Special Committee on Aging have recently studied and reported on the development of assisted living and its role in the continuum of long-term care and as an alternative to nursing homes.   In 2003, the Government Accountability Office recommended that CMS strengthen its oversight of state Medicaid waiver programs and state quality assurance programs.  Also in 2003, a working group of assisted living providers, consumers and regulatory organizations made recommendations to the Senate Special Committee on Aging on a range of subjects, including staffing, funding and regulation of assisted living.  We cannot predict whether these studies and reports will result in governmental policy changes or new legislation, or what impact any changes may have. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations, and we do not believe a materially increased financial commitment from the federal government is presently likely. However, we do anticipate that assisted living communities will increasingly be licensed and regulated by the various states, and that, in the absence of federal standards, the states’ policies will continue to vary widely.

Nursing Homes-Reimbursement.  About 61% of all nursing home revenues in the U.S. in 2003 (the most recent date for which information seems to be publicly available) came from publicly funded programs, including about 46% from Medicaid programs and 12% from the Medicare program. Nursing homes are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at nursing homes. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. A Medicare prospective payment system, or the PPS, was phased in over three years beginning with cost reporting years starting on or after July 1, 1998. Under the PPS, capital costs are part of the prospective rate and are not community specific.  The PPS and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home services. At the same time, federal and state enforcement and oversight of nursing homes are increasing, making licensing and certification of these communities more rigorous.

The PPS was established by the Balanced Budget Act of 1997, and was intended to reduce the rate of growth in Medicare payments for skilled nursing communities. Before the current Medicare payment system, Medicare rates were community specific and cost based. Under the current Medicare payment system, skilled nursing facilities receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. Each resident is assigned to one of 44 care groups depending on that resident’s medical characteristics and service needs. Per diem payment rates are established for each of these care groups. Medicare payments cover substantially all services provided to Medicare residents in skilled nursing communities, including ancillary services such as rehabilitation therapies. The PPS is intended to provide incentives to providers to furnish only necessary services and to deliver those services efficiently. During the three year phase in period, Medicare rates for skilled nursing communities were based on a blend of community specific costs and rates established by the new Medicare payment system. According to the Government Accountability Office, between fiscal year 1998 and fiscal year 1999, the first full year of the changed Medicare payment system phase in, the average Medicare payment per day declined by about 9%.

Since November 1999, Congress has provided some relief from the impact of the Balanced Budget Act of 1997. Effective April 1, 2000, the Medicare, Medicaid and State Children’s Health Insurance Program Balanced Budget Refinement Act of 1999 temporarily boosted payments for certain skilled nursing cases by 20% and allowed skilled nursing communities to transition more rapidly to the federal payment system. This Act also increased the Medicare payment rates by 4% for fiscal years 2001 and 2002 and imposed a two year moratorium on some therapy limitations for skilled nursing residents covered under Medicare Part B. In December 2000, the Medicare, Medicaid and State Children’s Health Insurance Program Benefits Improvement and Protection Act of 2000 was approved. Effective April 1, 2001 to October 1, 2002, this Act increased the nursing component of the payment rate for each care group by 17%. This Act also increased annual inflation adjustments for fiscal year 2001, increased rehabilitation care group rates by 7%, maintained the previously temporary 20% increase in the other care group rates established in 1999, and extended the moratorium on some therapy reimbursement rate caps through 2002. However, as of October 1, 2002, the 4% across the board increase in Medicare payment rates and the 17% increase in the nursing component of the rates expired. Effective October 1, 2003, CMS increased the annual inflation update to skilled nursing community rates by 3% per year, and added an additional 3% for the year beginning October 1, 2003, to account for inflation underestimates in prior years. The 20% increase for the skilled nursing care groups and the 7% increase in rehabilitation care group rates will expire when the current resource utilization groups are refined, currently anticipated to be effective October 1, 2005, for fiscal year 2006. Effective December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 set a new moratorium on implementation of some therapy reimbursement rate caps through 2005.

Nursing Homes-Survey and Enforcement. CMS has undertaken an initiative to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities. CMS’s initiative follows a July 1998 Government Accountability Office investigation which found inadequate care in a significant proportion of California nursing homes and CMS’s July 1998 report to Congress on the effectiveness of the survey and enforcement system. In 1999, the U.S. Department of Health and Human Services, Office of Inspector General issued several reports concerning quality of care in nursing homes, and the Government Accountability Office issued reports in 1999, 2000, 2002, 2003 and 2004 which recommended that CMS and the states strengthen their compliance and enforcement practices, including federal oversight of state actions, to better ensure that nursing homes provide adequate care. Since 1998, the Senate Special Committee on Aging has been holding hearings on these issues. CMS is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated communities with patterns of noncompliance. CMS is also increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey communities more consistently. In addition, CMS has adopted regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance. Medicare survey results and nursing staff hours per resident for each nursing home are posted on the Medicare website at www.medicare.gov. CMS plans to post fire safety survey results and sprinkler status of nursing homes on the Medicare website in 2005.  When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure may be imposed. We receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on us. If we are unable to cure deficiencies which have been identified or that are identified in the future, additional sanctions may be imposed, and if imposed, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

In 2000 and 2002, CMS issued reports on its study linking nursing staffing levels with quality of care, and CMS is assessing the impact that minimum staffing requirements would have on community costs and operations. In a report presented to Congress in 2002, the Department of Health and Human Services found that 90% of nursing homes lack the nurse and nurse aide staffing necessary to provide adequate care to residents. The Bush administration has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staff at this time, but CMS is publishing the nurse staffing level at each nursing home on the internet  (www.medicare.gov) to increase market pressures on nursing home operators.

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

Nursing Homes-Certificates of Need. Most states limit the number of nursing homes by requiring developers to obtain certificates of need before new communities may be built. Also, such  states as California and Texas that have eliminated certificate of need laws often have retained other means of limiting new nursing home development, such as the use of moratoria, licensing laws or limitations upon participation in the state Medicaid program. We believe that these governmental limitations may make nursing homes more valuable by limiting competition.

Other Matters.  Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, Medicare beneficiaries may receive prescription drug benefits beginning in 2006 by enrolling in private health plans or managed care organizations, or if they remain in traditional Medicare, by enrolling in stand alone prescription drug plans. A number of legislative proposals that would affect major reforms of the healthcare system have been introduced in the U.S. Congress and many are being considered by some state governments, such as programs for national health insurance, the option of block grants for states rather than federal matching money for certain state Medicaid services, additional Medicare and Medicaid reforms and federal and state cost containment measures. In connection with recent fiscal pressures on state governments, legislation and regulation to reduce Medicaid nursing home payment rates in some states are possible in the future. We cannot predict whether any of these legislative or regulatory proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

INSURANCE

Litigation against senior living operators has been increasing during the past few years. Several cases by nursing home patients or their families who have won large monetary awards for mistreatment have been widely publicized. The amount of such litigation in Florida has been particularly significant. As a result, liability insurance costs are rising and, in some cases, such insurance is not available to some senior living operators. We have liability insurance for the properties which we now operate. Only one of these communities is located in Florida and such community has no nursing home beds. SLS is responsible for obtaining insurance for the senior living communities which SLS manages for us. As of December 31, 2004, five of these communities were located in Florida (884 independent living apartments, 331 assisted living suites and 95 nursing home beds).

In recent years, our insurance costs for workers compensation and employee healthcare have also increased significantly. This is especially so with respect to workers compensation insurance in California where we operated six communities with approximately 575 employees as of December 31, 2004, and where SLS operated two communities with approximately 300 employees for our account.

To partially offset these insurance cost increases, we have taken several actions including the following:

•                  we have increased the deductible or retention amounts for which we are liable under our liability insurance;

•                  we have established an offshore captive insurance company which participates in our liability insurance program. Some of our premiums for liability insurance are paid to this company which may retain some of these amounts and the earnings on these amounts based upon our actual claims experiences;

•                  we have acquired another offshore insurance company and established a captive insurance program for our workers compensation insurance obligations in those states which permit such arrangements. This program may allow us to reduce our net workers compensation insurance costs by allowing us to retain the earnings on our reserves, provided our claims experience is as projected by various statutory and actuarial formulas;

•                  we have increased the amounts which some of our employees are required to pay for health insurance coverage and as co-payments for health services and pharmaceutical prescriptions and decreased the amount of certain healthcare benefits;

•                  we have increased the deductible or retention amounts for our health insurance obligations;

•                  we have hired professional advisors to help us establish programs to reduce our insured workers compensation and professional and general liabilities, including a program to monitor and pro-actively settle liability claims and to reduce workplace injuries;

•                  we have hired professionals to help us establish appropriate reserves for our retained liabilities and captive insurance programs; and

•                  we have hired an asset manager for the SLS managed communities who, among other duties, monitors various insurance programs for these communities.

Our current insurance arrangements generally are renewable in June 2005. We do not know if our insurance charges and self-insurance reserve requirements will continue to increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means in the future.

COMPETITION

The senior living services business is highly competitive. We compete with service providers offering alternate types of services, such as home healthcare services, as well as other companies providing community based services. Our management team has been assembled within the past four years, and, although we believe it is experienced and highly talented, it does not have extensive experience working together. We expect we may expand our business with Senior Housing; however, Senior Housing is not obligated to provide us with opportunities to lease additional properties. We have large lease obligations and limited financeable assets. Many of our competitors have greater financial resources than we do. For all of these reasons and others, we cannot provide any assurance that we will be able to compete successfully for business in the senior living industry.

ENVIRONMENTAL MATTERS

Under various federal, state and local laws, owners as well as tenants and operators of real estate may be required to investigate and clean up hazardous substances released or otherwise present at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean up costs incurred in connection with any such hazardous substances. Under our leases, we have also agreed to indemnify Senior Housing for any such liabilities related to the leased communities. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination, which lien may be senior in priority to our leases. We have reviewed environmental surveys of our leased and owned communities. Based upon that review we do not believe that any of these properties are subject to any material environmental contamination. However, no assurances can be given that a prior owner, operator or occupant of our communities did not create a material environmental condition not known to us which might have been revealed by more in depth study of the properties or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability upon us. The presence or discovery of any material environmental contaminants at our communities could have a material adverse impact on us.

INTERNET WEBSITE

Our internet website address is www.5sqc.com.  Copies of our governance guidelines, code of ethics and the charters of our audit, quality of care, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, MA 02458 or at our website.  We make available, free of charge, through our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such forms are electronically filed with the Securities and Exchange Commission.  Any shareholder or other interested party who desires to communicate with our independent directors, individually or as a group, may do so by filling out a report on our website. Our board also provides a process for security holders to send communications to our entire board. Information about the process for sending communications to our board can be found on our website.  Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

Item 2.  Properties

OUR SENIOR LIVING COMMUNITIES

As of December 31, 2004, excluding communities we managed under third party management contracts, our business included 148 senior living communities which may be categorized into three groups as follows:

Ownership	No. of communities	Type of units				Total living units	Occupancy for the year ended Dec 31, 2004		Revenues for the year ended Dec. 31, 2004 (in thousands)		Percent of revenues from private resources
		Indep. living apts.	Assist. living suites	Special care beds	Nursing home beds
Communities we operate and lease from Senior Housing	98	733	2,395	—	4,605	7,733	89	%(1)	$336,570	(1)	42%
Communities we lease from Senior Housing and SLS manages	30	3,977	1,485	283	1,530	7,275	91%		303,111		85%
Communities we operate and own or lease from parties other than Senior Housing	20	250	1,166	—	149	1,565	84	%(1)	49,787	(1)	80%
Totals:	148	4,960	5,046	283	6,284	16,573	89%		$689,468		62%

(1)          Includes amounts and data for periods prior to commencement of our lease or ownership.

COMMUNITIES WE OPERATE AND LEASE FROM SENIOR HOUSING

As of December 31, 2004, we operated 98 communities which are leased from Senior Housing. These communities have 7,733 living units and are located in 19 states. The following table provides additional information about these communities and their operations.

		Type of units					Revenues for the	Percent of
Location	No. of communities	Indep. living apts.	Assist. living suites	Nursing home beds	Total living units	Occupancy for the year ended Dec. 31, 2004 (1)	year ended Dec. 31, 2004 (in thousands) (1)	revenues from private resources
1. Alabama	3	—	132	—	132	96%	$4,452	100%
2. Arizona	2	—	52	125	177	78%	6,429	23%
3. California	6	84	165	396	645	93%	29,369	34%
4. Colorado	7	64	—	752	816	87%	42,203	24%
5. Connecticut	2	—	—	300	300	97%	22,189	7%
6. Georgia	10	—	287	338	625	91%	24,455	42%
7. Iowa	7	19	—	476	495	90%	25,247	15%
8. Kansas	2	140	—	55	195	84%	5,111	64%
9. Kentucky	4	—	193	—	193	90%	5,801	100%
10. Maryland	6	275	324	—	599	89%	21,029	100%
11. Michigan	1	—	—	124	124	90%	11,279	9%
12. Missouri	2	—	—	180	180	82%	5,060	19%
13. Nebraska	14	—	—	815	815	86%	33,942	30%
14. North Carolina	1	—	89	—	89	96%	3,424	100%
15. South Carolina	7	—	304	—	304	90%	9,664	100%
16. Tennessee	6	—	301	—	301	89%	9,586	100%
17. Virginia	9	143	548	—	691	87%	23,473	100%
18. Wisconsin	7	—	—	861	861	90%	45,563	21%
19. Wyoming	2	8	—	183	191	82%	8,294	23%
Totals:	98	733	2,395	4,605	7,733	89%	$336,570	42%

(1) Includes amounts and data for periods prior to commencement of our lease.

COMMUNITIES WE LEASE FROM SENIOR HOUSING AND SLS MANAGES

As of December 31, 2004, we leased 30 of our communities from Senior Housing and SLS managed these communities for us. These communities have 7,275 living units and are located in 13 states. The following table provides additional information about these communities and their operations.

	Types of units
Location	No. of communities	Indep. living apts.	Assist. living suites	Special care beds	Nursing home beds	Total living units	Occupancy for the year ended Dec. 31, 2004	Revenues for the year ended Dec. 31, 2004 (in thousands)	Percent of revenues from private resources
1. Arizona	3	523	142	28	188	881	90%	$33,223	89%
2. California	2	246	100	—	59	405	91%	20,025	95%
3. Delaware	5	335	173	26	341	875	94%	45,197	77%
4. Florida	5	884	331	—	95	1,310	89%	41,185	86%
5. Indiana	1	117	—	30	74	221	92%	11,448	75%
6. Kansas	1	117	30	—	60	207	96%	9,772	86%
7. Kentucky	3	380	55	—	171	606	95%	25,266	81%
8. Massachusetts	1	—	125	—	—	125	97%	6,708	100%
9. New Jersey	1	217	108	31	60	416	71%	13,303	85%
10. New Mexico	1	114	35	—	60	209	97%	10,537	93%
11. Ohio	1	144	87	25	60	316	88%	14,241	90%
12. South Carolina	1	—	60	36	68	164	94%	6,342	69%
13. Texas	5	900	239	107	294	1,540	92%	65,864	86%
Totals:	30	3,977	1,485	283	1,530	7,275	91%	$303,111	85%

COMMUNITIES WE OPERATE AND OWN OR LEASE FROM PARTIES OTHER THAN SENIOR HOUSING

As of December 31, 2004, our business included 20 communities we owned or leased from parties other than Senior Housing which had 1,565 living units located in nine states. The following table provides additional information about these communities and their operations:

		Type of units				Occupancy	Revenues for the	Percent of revenues
Location	No. of communities	Indep. living apts.	Assist. living suites	Nursing home beds	Total living units	for the year ended Dec. 31, 2004 (1)	year ended Dec. 31, 2004 (in thousands) (1)	from private resources
1. Alabama	3	—	121	—	121	63%	$2,472	100%
2. Florida	1	136	70	—	206	92%	4,556	100%
3. Michigan	1	—	—	149	149	92%	11,310	13%
4. Missouri	1	114	—	—	114	61%	1,552	100%
5. North Carolina	4	—	351	—	351	81%	11,963	100%
6. Nebraska	1	—	73	—	73	92%	2,201	100%
7. South Carolina	5	—	238	—	238	88%	7,075	100%
8. Tennessee	3	—	226	—	226	92%	5,602	100%
9. Virginia	1	—	87	—	87	81%	3,056	100%
Totals:	20	250	1,166	149	1,565	84%	$49,787	80%

(1) Includes amounts and data for periods prior to commencement of our lease or ownership.

OUR SENIOR HOUSING LEASES

We have four leases with Senior Housing, three for the communities that we operate and one for the communities managed by SLS. The material terms of these leases include the following:

Minimum rent.  Our minimum rent obligations for the communities we operate is approximately $31.8 million per year, and for the communities managed by SLS is approximately $64.0 million per year.

Percentage rent. We are required to pay additional rent under our leases. This rent is payable and calculated separately for the lease relating to the communities that SLS manages for us and for the three leases, on a combined basis, relating to the communities we operate. The percentage rent equals 4% of the amount by which gross revenues of properties subject to the three leases for the communities we operate or the communities managed by SLS, as the case may be, in a year exceeds gross revenues of the properties under the three leases or the SLS lease, as the case may be, in a base year. The base year for the communities we recently acquired from LTA and lease from Senior Housing is 2006 and percentage rent begins in 2007. The base year for all other communities we lease from Senior Housing is 2005 and percentage rent begins in 2006.

Term. The terms of these leases are as follows:

		Initial expiration date	Renewal terms
•	Leases for communities operated by us	December 31, 2020	One 15 year renewal option

•	Lease for communities managed by SLS	December 31, 2017	Two consecutive renewal options for 10 and 5 years (15 years total)

Operating costs.  Each lease is a so-called “triple-net” lease which requires us to pay all costs incurred in the operation of the communities, including the costs of personnel, service to residents, insurance and real estate and personal property taxes.

Rent during renewal term.  Rent during each renewal term is the same as the minimum rent and percentage rent payable during the initial term.

Non economic circumstances.  If we determine that continued operations of one or more communities is not economically practical, we may negotiate with Senior Housing to close or sell that community, including Senior Housing’s ownership in the property. In the event of such a sale, Senior Housing receives the net proceeds and our rent for the remaining communities in the affected lease is reduced according to formulas set forth in the leases.

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

•                  workers compensation insurance if required by law; and

•                  such additional insurance as may be generally maintained by companies providing senior living services, including professional and general liability insurance.

Each lease requires that Senior Housing be named as an additional insured under these policies.

Damage, destruction, condemnation and environmental matters.  If any of the leased communities is damaged by fire or other casualty or taken for a public use, we are generally obligated to rebuild unless the community cannot be restored. If the community cannot be restored, Senior Housing will generally receive all insurance or taking proceeds and we are liable to Senior Housing for the amount of any deductible or deficiency between the replacement cost and the insurance proceeds, and our rent is adjusted pro rata. We are also required to remove and dispose of any hazardous substance at the leased communities in compliance with all applicable environmental laws and regulations.

Events of default.  Events of default under each lease include the following:

•                  our failure to pay rent or any other sum when due;

•                  our failure to maintain the insurance required under such lease;

•                  any person or group acquiring ownership of 9.8% or more of our outstanding voting stock or any change in our control or sale of a material portion of our assets without Senior Housing’s consent;

•                  the occurrence of certain events with respect to our insolvency or dissolution;

•                  our default under indebtedness which gives the holder the right to accelerate;

•                  our being declared ineligible to receive reimbursement under Medicare or Medicaid programs for any of the leased communities which participate in such programs or the revocation of any material license required for our operations; and

•                  our failure to perform any terms, covenants or agreements of the leases and the continuance thereof for a specified period of time after written notice.

Remedies.  Upon the occurrence of any event of default, each lease provides that, among other things, Senior Housing may, to the extent legally permitted:

•                  accelerate the rents;

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

Lease subordination.  Our leases may be subordinated to any mortgages on properties leased from Senior Housing.

Financing limitations; security.  We may not incur debt secured by our investments in our tenant subsidiaries. Further, our tenant subsidiaries are prohibited from incurring liabilities other than operating liabilities incurred in the ordinary course of business, liabilities secured by our accounts receivables or purchase money debt. We have pledged 100% of the equity interests of certain of our tenant subsidiaries to Senior Housing or its lenders, and we may pledge interests in our leases only if the pledge is consented to by Senior Housing.

FF&E reserves.  We are required under our lease for the communities managed by SLS to make deposits into certain accounts that we own for replacements and improvements known as FF&E reserves. Senior Housing has a security and remainder interest in these accounts and in all property purchased with funding from these accounts.

SUNRISE SENIOR LIVING SERVICES, INC. MANAGEMENT AGREEMENTS

The following is a description of the material terms of our management agreements with SLS:

Term.  Generally each of the management agreements has an initial term expiring in 2027, with one five year renewal term at SLS's option.

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

FF&E reserves and capital improvements.  SLS has established an FF&E reserve account under each management agreement to cover the expected recurring cost of replacements and renewals to the furniture, furnishings, fixtures, soft goods, case goods, vehicles and equipment, and for building repairs and maintenance which are normally capitalized. The FF&E reserve accounts are funded from the operating revenues of the managed communities. The amount of this funding varies among the managed communities; however, for most communities it is currently set at 2.85% of gross revenues and will gradually increase to 3.5% of gross revenues. In 2004 and 2003, we deposited $8.6 million and $8.1 million into these accounts, respectively. In the event major capital improvements are required, or if the amounts set aside in the FF&E reserve accounts are inadequate for required repairs, we may be required to separately fund such repairs and improvements. Any such separate funding which we provide increases the amount of our owner’s priority, as described below. The amount of FF&E reserve funding required under our SLS management agreements is the same as the funding required by our Senior Housing lease for these communities. Also, under our lease, we have the option to request Senior Housing to provide any required separate funding in return for rent adjustments to provide Senior Housing a return on its investment according to a formula set forth in the lease.

Fees.  For its management services, SLS receives a base fee generally equal to 5% of the managed communities’ gross revenues, plus an incentive fee generally equal to 20% of operating cash flows in excess of owner’s priority amounts, as defined in the agreements. For its central services, SLS receives a fee generally equal to 2% of gross revenues. During 2004 and 2003, management and central services fees paid to SLS and SLS’s predecessor, MSLS, totaled $19.3 million and $17.3 million, respectively.

Owner’s priority.  We receive the profits of the SLS managed communities on a priority basis before SLS receives any incentive fees. The amount of the owner’s priority for each managed community is established based upon a specified rate of return on historical capital investments in these communities, including capital improvements during the term of the management agreements which are funded by us or Senior Housing in addition to the FF&E reserve. As of the year ended December 31, 2004 and 2003, the aggregate amount of owner’s priority for all communities managed by SLS was $72.5 million and $69.4 million, respectively.

Pooling.  Twenty nine of the communities are subject to pooling arrangements whereby the calculation and payment of fees payable to SLS and owner’s priority for several groups of these 29 communities are combined.

Defaults and termination.  The SLS management agreements contain various default and termination provisions. Our right to exercise termination options under the SLS management agreements is subject to approval by Senior Housing under the terms of the lease for these communities.

Item 3.    Legal Proceedings

In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any other material pending legal proceeding affecting us for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the AMEX (symbol: FVE). The following table sets forth for the periods indicated the high and low sales prices for our common shares as reported by the AMEX:

	Low	High
2003
First Quarter	$1.11	$1.80
Second Quarter	1.06	1.87
Third Quarter	1.43	2.88
Fourth Quarter	2.06	4.50

2004
First Quarter	$3.50	$6.39
Second Quarter	3.55	5.25
Third Quarter	4.10	7.69
Fourth Quarter	6.55	8.80

The closing price of our common shares on the AMEX on March 24, 2005, was $8.10 per share.

As of March 18, 2005, there were 3,594 record holders of our common shares, and we estimate that as of such date there were approximately 55,000 beneficial owners of our common shares.

We have not paid any dividends in the past and do not expect to pay dividends in the foreseeable future.

Item 6.    Selected Financial Data

The following table presents selected financial data which has been derived from our historical financial statements for the period from April 27, 2000 (the date we commenced operations) through December 31, 2004. Prior to December 31, 2001, we were owned by Senior Housing.  The following data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we are a relatively new company and we have recently expanded our operations; as a result, our historical financial information is not fully reflective of our current operations.  Accordingly, you should not place undue reliance on our historical financial information.

	Year ended December 31,				Period from April 27, 2000 through
	2004	2003	2002	2001	December 31, 2000
	(in thousands, except per share data)
Operating data:
Total revenues	$628,005	$575,182	$519,106	$219,834	$2,222
Net income (loss) from continuing operations	4,110	(6,490)	(10,259)	1,473	(1,614)
Net income (loss) from discontinued operations	(699)	(1,449)	(2,915)	(946)	298
Net income (loss)	$3,291	$(7,939)	$(13,174)	$527	$(1,316)
Per common share data:
Income (loss) from continuing operations	$0.46	$(0.77)	$(1.36)	$0.34	$(0.37)
Income (loss) from discontinued operations	(0.08)	(0.17)	(0.38)	(0.22)	0.07
Net income (loss)	$0.38	$(0.94)	$(1.74)	$0.12	$(0.30)
Balance sheet data (as of December 31):
Total assets	$222,985	$147,370	$133,197	$68,043	$54,788
Total indebtedness	42,581	10,435	16,123	—	100
Other long term obligations	25,558	18,417	17,723	—	—
Total shareholders’ equity	$95,904	$64,427	$65,047	$50,233	$54,688

The following table presents selected financial data for the year ended December 31, 2000, derived from historical financial statements of our two predecessors, Integrated Health Services, Inc. and Mariner Post-Acute Network, Inc., prior to their acquisition by Senior Housing.

Year ended December 31, 2000
(in thousands)
Integrated Health Services, Inc.
Operating data:
Operating revenues	$135,378
Net loss	(25,252)
Balance sheet data (as of December 31):
Total assets	$34,942
Long term liabilities	—
Mariner Post-Acute Network, Inc.
Operating data:
Operating revenues	$85,325
Net loss	(7,421)
Balance sheet data (as of December 31):
Total assets	$23,052
Long term liabilities	32,090

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were formed as a 100% owned subsidiary of Senior Housing. Effective July 1, 2000, we assumed the operations of healthcare communities from two bankrupt former tenants of Senior Housing. Pursuant to tax laws applicable to real estate investment trusts, Senior Housing engaged FSQ, an independent operating company formed by our managing directors, to manage these communities.  At the time we assumed operations of these communities, we had not received substantially all of the required licenses for these communities. As a result, for the period from July 1, 2000 through December 31, 2000, we accounted for the operations of these communities using the equity method of accounting and we only recorded the net income from these operations.  Thereafter, we obtained all necessary licenses to operate these communities, and on January 1, 2001, we began to consolidate the results of operations of these communities. On December 31, 2001, Senior Housing distributed substantially all of our shares to its shareholders in a spin off transaction and we became a separately traded public company. On January 2, 2002, in order to acquire the personnel, systems and assets necessary to operate these communities, we acquired FSQ by merger.

OVERVIEW OF INDUSTRY TRENDS

The senior living industry is experiencing growth as a result of demographic and various other factors.  According to census data, the over age 75 population in the United States is growing much faster than the general population.  As a general rule, economic factors that affect seniors will have a corresponding impact on the senior living industry.  For example, general concerns regarding lower interest rates on savings and uncertainty of investment returns have impacted seniors during the past several years.  On the other hand, the continuing strength of the home resale market in most areas of the country has been beneficial to seniors, since the equity from the sale of a home is a significant source of funding for senior living care for many people. In addition, overall economic conditions and general consumer confidence can impact the industry, as many adult children subsidize the cost for care of elderly parents and share in decisions regarding their care.

The independent and assisted living business is rapidly changing.  The demand for these services increased significantly beginning with the emergence of the industry segment in the mid-1990s.  However, the development of new independent and assisted living communities across the country outstripped demand during this period, resulting in oversupply of unit capacity, longer fill up times, price pressures and deep discounting.  The growing demand for independent and assisted living services, together with minimal new development activity, reduced to some extent the oversupply in many markets in recent years. As a result, we have been able to increase occupancy and rates.  We believe that new development will remain at sustainable levels over the next few years. The average length of stay in independent and assisted living communities is approximately three and a half and two years, respectively, which represents a challenge and an opportunity for us.  We must find a number of new residents to maintain and build occupancy.  However, we also have the opportunity to “mark-to-market” if we are able to attract new residents at higher current market rates, replacing prior residents that had lower or discounted rates.

The skilled nursing segment is a more mature segment of the senior living industry, and has seen both demand and price increases in recent years, with little new unit capacity entering the market.  We expect this growth in demand to continue over the next several years, but with new alternatives available to seniors such as home health care and the growing independent and assisted living market, this growth in demand may be reduced and in some cases reversed.  In addition, while we have had overall Medicare and Medicaid rate increases over the last two years, we are not sure that future rates will increase as fast as our costs.  In fact, due to both federal and state budget shortfalls we expect in some areas that our rates may decline.  The average length of stay in nursing homes is approximately one and a half years.  We believe that many of our skilled nursing facilities benefit from significant barriers to entry from competitors, including the significant cost and length of time to develop competitive facilities, the difficulty in finding acceptable development sites in the geographical areas in which our facilities are located and some states certificate of need and license processes.

OVERVIEW OF FIVE STAR’S REVENUES AND EXPENSES

We earn our revenues primarily by providing housing and services to our residents. Approximately 62% of our revenues come from private pay sources, meaning that residents or their families pay from their own funds (or from the proceeds of their long-term care policies). All private pay residents are billed in advance for the next month’s housing and care.

Our most significant expenses are:

•                  Wages and benefits – includes wages for our employees working at our communities and wage related expenses such as health insurance, workers compensation insurance and other standard benefits.

•                  Other operating expenses – includes utilities, housekeeping, dietary, maintenance, marketing, insurance and community level administrative costs.

•                  Management fee to SLS – management fee related to the 30 communities SLS manages for us.

•                  Rent expense – we lease 132 of our 148 senior living communities from two entities, Senior Housing and HCPI.

•                  General and administrative expenses – wage related costs for headquarters and regional staff supporting our communities are the largest component of this category.  Other significant items are travel, marketing and legal and professional services.

•                  Depreciation and amortization expense – we incur depreciation expense on buildings and furniture and equipment.  We incur amortization expense related to costs associated with our revolving credit facility and other debt.

•                  Interest expense –interest on outstanding balances on our revolving credit facility as well as other debt.

The following information should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K.

Year ended December 31, 2004 versus year ended December 31, 2003

The following tables present an overview of our portfolio for the years ended December 31, 2004 and 2003:

	2004	2003	$ Variance	Change
Net revenues from residents (in 000s)	$614,796	$573,412	$41,384	7%
Pharmacy revenue (in 000s)	13,209	1,770	11,439	646%
Wages and benefits (in 000s)	326,314	313,846	12,468	4%
Other operating expenses (in 000s)	159,892	149,401	10,491	7%
Pharmacy expenses (in 000s)	12,093	1,666	10,427	628%
Management fee to SLS (in 000s)	19,293	17,272	2,021	12%
Rent expense (in 000s)	83,370	77,495	5,875	8%
General and administrative (in 000s)	20,053	17,470	2,583	15%
Depreciation and amortization (in 000s)	3,666	3,587	79	2%
Interest and other income (in 000s)	1,666	229	1,437	626%
Interest expense (in 000s)	880	1,164	(284)	-24%
Provision for income taxes (in 000s)	120	—	120	—
Loss from discontinued operations (in 000s)	699	1,449	(750)	-52%

No. of communities (end of period)	148	100	—	48
No. of living units (end of period)	16,573	13,924	—	2,649
Occupancy	89%	89%	—	—
Average daily rate	$114	$127	—	-10%
Revenue per day per available unit	$101	$113	—	-11%
Percent of revenues from Medicare	16%	14%	—	2%
Percent of revenues from Medicaid	25%	26%	—	-1%
Percent of revenues from private and other sources	59%	60%	—	-1%

Comparable Communities (communities that we operated continuously since January 1, 2003):

	2004	2003	$ Variance	Change
Net revenues from residents (in 000s)	$598,184	$571,105	$27,079	5%
Community expenses (in 000s)	473,143	461,399	11,744	3%
No. of communities (end of period)	97	97	—	—
No. of living units (end of period)	13,689	13,689	—	—
Occupancy	90%	89%	—	1%
Average daily rate	$133	$129	—	3%
Revenue per day per available unit	$119	$114	—	4%
Percent of revenues from Medicare	17%	14%	—	3%
Percent of revenues from Medicaid	25%	26%	—	-1%
Percent of revenues from private and other sources	58%	60%	—	-2%

The 7% increase in net revenues from residents is due primarily to higher per diem charges to residents and our beginning operations at three additional communities in May 2003, one community in May 2004 and 47 communities in November 2004. The 5% increase in net revenues from residents at the communities that we have operated continuously since January 1, 2003 is due primarily to 4% higher per diem charges to residents and a 1% increase in occupancy.  The increase in revenues from our two pharmacies is a result of our acquiring these pharmacies during the third quarters of 2003 and 2004.

Our 4% increase in wages and benefits costs is primarily due to wage increases as well as wages related to the three communities we began to operate in May 2003, one community we began to operate in May 2004 and the 47 communities we acquired in November 2004.  The 7% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs is primarily a result of increased charges from third parties, our operation of three additional communities beginning in May 2003, one community we began to operate in May 2004, and our 47 communities acquired in November 2004.   The operating expenses for the communities that we have operated continuously since January 1, 2003 have increased by 3% principally due to wage and benefit increases.  The increase in pharmacy expenses is a result of our acquiring these pharmacies during the third quarters of 2003 and 2004.  Management fees related to the 30 communities that SLS manages for us increased by 12% because of the increased revenues at these communities and a contractual increase in the effective management fee calculation.  The 8% rent expense increase is due to the addition of communities that we began to lease in 2003 and 2004, and our payment of additional rent for capital improvements which were funded by Senior Housing since January 1, 2003.

The 15% increase in general and administrative expenses for the year ended December 31, 2004 is primarily due to costs resulting from our increased operations, as well as increases in wages and benefits for our corporate and regional staff.

The 2% increase in depreciation expense for the year ended December 31, 2004 is primarily attributable to our purchase of furniture and fixtures related to the communities managed by SLS and our acquisition of 16 communities as a result of the LTA acquisition in November 2004, offset by our sale of seven communities in 2003.

Our interest and other income increased by $1.4 million primarily due to the amounts received in connection with our January 2004 settlement with Marriott and MSLS, whereby we and Senior Housing were each paid $1.3 million.  Under the terms of the settlement, we and Senior Housing, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation.

We accrued $120,000 for federal alternative minimum income taxes during the year ended December 31, 2004.  This provision was not required for the year ended December 31, 2003.  There is no provision for regular income taxes because we have net operating loss carry forwards.

Loss from discontinued operations for the year ended December 31, 2004 was $699,000, compared to a loss of $1.4 million for the year ended December 31, 2003.  This decrease is primarily the result of our ceasing operations at one property in 2004 compared with our ceasing operations at seven properties in 2003.

Year ended December 31, 2003 versus year ended December 31, 2002

The following tables present an overview of our portfolio for the years ended December 31, 2003 and 2002:

	2003	2002	$ Variance	Change
Net revenues from residents (in 000s)	$573,412	$519,106	$54,306	10%
Pharmacy revenue (in 000s)	1,770	—	1,770	—
Wages and benefits (in 000s)	313,846	274,248	39,598	14%
Other operating expenses (in 000s)	149,401	143,053	6,348	4%
Pharmacy expenses (in 000s)	1,666	—	1,666	—
Management fee to SLS (in 000s)	17,272	16,643	629	4%
Rent expense (in 000s)	77,495	75,210	2,285	3%
General and administrative (in 000s)	17,470	15,415	2,055	13%
Depreciation and amortization (in 000s)	3,587	1,794	1,793	100%
Interest and other income (in 000s)	229	297	(68)	-23%
Interest expense (in 000s)	1,164	198	966	488%
Loss from discontinued operations (in 000s)	1,449	2,915	(1,466)	-50%

No. of communities (end of period)	100	105	—	-5
No. of living units (end of period)	13,924	13,962	—	-38
Occupancy	89%	89%	—	—
Average daily rate	$127	$114	—	11%
Revenue per day per available unit	$113	$102	—	11%
Percent of revenues from Medicare	14%	11%	—	3%
Percent of revenues from Medicaid	26%	31%	—	-5%
Percent of revenues from private and other sources	60%	58%	—	2%

Comparable Communities (communities that we operated continuously since January 1, 2002):

	2003	2002	$ Variance	Change
Net revenues from residents (in 000s)	$236,667	$227,446	$9,221	4%
Community expenses (in 000s)	215,793	210,645	5,148	2%
No. of communities (end of period)	53	53	—	—
No. of living units (end of period)	4,868	4,868	—	—
Occupancy	90%	89%	—	1%
Average daily rate	$148	$144	—	3%
Revenue per day per available unit	$133	$128	—	4%
Percent of revenues from Medicare	21%	20%	—	1%
Percent of revenues from Medicaid	58%	58%	—	—
Percent of revenues from private and other sources	21%	22%	—	-1%

The 10% increase in net revenues from residents is attributable primarily to our beginning operations at 15 communities in October 2002, and at three communities in May 2003.  The 4% increase in net revenues from residents at the communities we operated throughout 2003 and 2002 is due primarily to 3% higher per diem charges to residents and a 1% increase in occupancy.  The pharmacy revenue increase is a result of our acquiring a pharmacy during the third quarter of 2003.  The 2% increase in revenues from Medicare and Medicaid is a result of our higher Medicare census throughout 2003.

Our 14% increase in wages and benefits costs is primarily due to expenses at the 18 communities we began to operate since October 2002, as well as increases in workers compensation and employee health insurance costs.  The 4% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs is primarily due to the expenses at the 18 communities we began to operate since October 2002, as well as higher professional and general liability insurance costs.  The operating expenses for the communities that we have operated continuously since January 1, 2002 have increased by 2% primarily due to increases in employee health, workers compensation and professional and general liability insurance costs.  The pharmacy expenses are a result of our acquiring a pharmacy during the third quarter of 2003.  Management fees related to the 31 communities managed for us by SLS increased by 4%, primarily because these arrangements commenced on January 11, 2002; therefore, 2003 includes 11 more days than 2002.  Rent expense to Senior Housing increased by 3%, primarily due to rents for communities we began to lease since October 2002, and rent increases which resulted from Senior Housing’s purchase of improvements at leased communities, partially offset by a lease modification entered into in October 2002 which changed the ownership of certain FF&E reserve escrows.

The 13% increase in our general and administrative expenses is primarily due to costs resulting from our increased operations and to legal costs incurred in connection with our litigation with Marriott and MSLS which was settled in January 2004.

The $1.8 million increase in depreciation expense is attributable to our purchase of seven communities in 2002, as well as to capitalized improvements to some of our communities which increased our depreciable assets.

The $68,000 decrease in interest and other income is due to lower cash balances and lower interest rates in 2003, partially offset by interest earned on mortgage notes receivable.

The $1.4 million decrease in the loss from discontinued operations is primarily attributable to our dispositions of these operations in 2002, as well as the recovery of some accounts receivable that were previously written off.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at December 31, 2004 were $76.0 million, compared to $55.5 million at December 31, 2003.  This increase is primarily attributable to our acquisition of LTA in November 2004, and our equity offering in December 2004.  At December 31, 2004 and 2003, we had cash and cash equivalents of $26.2 million and $17.6 million, respectively.  Our current liabilities were $59.1 million at December 31, 2004, compared to $58.1 million at December 31, 2003.

In 2003, information became available to us which resulted in our recording $7.2 million of additional paid in capital. This amount was the result of our having received more working capital assets and our having assumed fewer liabilities than we had previously recorded at the time of our spin off from Senior Housing.

We lease 128 communities from Senior Housing under four leases. Our leases with Senior Housing require us to pay minimum rent of $95.8 million annually and percentage rent beginning in 2006. We believe we are in compliance with the terms of our leases with Senior Housing.

Our revenues from services to residents at our communities is the primary source of cash to fund operating expenses, including rent, principal and interest payments on our debt and capital expenditures. At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs. For each of 2004 and 2003, 41% of our total revenues were derived from these programs.  Medicare and Medicaid revenues were earned primarily from the 51 nursing homes we lease from Senior Housing. Since 1998, the PPS has generally lowered Medicare rates paid to senior living communities, including many that we operate.  In October 2004 and 2003, Medicare rates increased by approximately 3% and 6%, respectively. Our Medicare revenues totaled $109.8 million and $86.1 million for the years ended December 31, 2004 and 2003, respectively. Our Medicaid revenues totaled $152.1 million and $148.6 million for the years ended December 31, 2004 and 2003, respectively. Some of the states in which we operate have not raised rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding.

The magnitude of the potential Medicaid rate reductions cannot currently be estimated, but it may be material and may affect our future results of operations. Further Medicare and Medicaid rate declines may have a dramatic negative impact on our revenues and may produce losses.

Recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance, which are affecting the senior living industry, may continue to have an adverse impact upon our future results of operations. Also, we believe Marriott’s sale of its senior living management business to Sunrise has had, and may continue to have, an adverse impact on our financial results.

Also, prior to July 2004, pursuant to existing contract terms, a portion of our management fees payable to SLS were conditional, based on exceeding a threshold of net operating income that was not achieved and, therefore, was not being paid. As of July 2004, this portion of the management fee is no longer conditional and we are now required to pay the full fee. We expect the annual amount of this additional management fee to be approximately $3.0 million per year. We expect improvements in our operations will offset this increased cost, but our efforts in this regard may not be successful.

Our revolving credit facility limits our ability to incur debt as more fully described below in “Debt Instruments and Covenants”. The terms of our leases with Senior Housing contain provisions whereby Senior Housing may cancel our rights under these agreements upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change of control events. These leases also limit our ability to create, incur, assume or guarantee indebtedness.

In August 2003, we sold a community in Bloomfield, Connecticut for $3.5 million, $3.15 million of which was paid in the form of a promissory note from the purchaser secured by a mortgage on that property. This note is payable in monthly installments of $8,750 of principal, plus interest which accrues on the unpaid principal balance at a rate of 8% per year. This note matures on August 26, 2009, but we have the right to require prepayment as of August 31, 2008.

In December 2003, we sold five group homes in Maryland for $3.55 million, $3.11 million of which was paid in the form of a promissory note from the purchaser secured by a mortgage on those five properties. This note is payable in monthly installments of $1,700 of principal, plus interest which accrues on the unpaid principal balance at a rate of 9%. This note matures on November 30, 2018, but we have the right to require prepayment earlier by giving notice after November 30, 2009.

During 2003, Senior Housing agreed to sell us two nursing homes in Michigan that we leased from Senior Housing. The purchase price is $10.5 million, the appraised value of the properties. On April 19, 2004, we purchased one of these properties from Senior Housing for $5.9 million. We financed this acquisition with $5.0 million of proceeds we received from a new HUD insured mortgage and by using cash on hand. We expect the second purchase to occur during 2005 and we intend to finance the second sale with proceeds that we receive from a second HUD insured mortgage and with available cash. The second property is currently leased from Senior Housing on a combined basis with 97 other properties. Under the terms of our lease with Senior Housing, upon completion of the sale, the annual rent payable under the combined lease will be reduced by 10% of the sale prices we pay to Senior Housing.

In November 2004, we acquired 100% of the capital stock of LTA for approximately $211 million, excluding closing costs.  To finance this acquisition, we entered into a $148.2 million sale leaseback transaction with Senior Housing for 31 of the communities acquired from LTA. We also entered a $16.8 million mortgage loan with Senior Housing secured by five of our properties. We funded the balance of the purchase price with cash on hand and by assuming HUD insured long term mortgage debt and an operating lease for four communities from HCPI.

In December 2004 and January 2005, we issued a total of 3,620,000 common shares for net proceeds in the amount of $28.8 million.  A portion of proceeds raised in this offering were used to pay off the $16.8 million mortgage loan with Senior Housing described above.

On January 21, 2005, we agreed to purchase six assisted living communities for approximately $63.5 million from Gordon.  We intend to finance this acquisition with cash on hand, borrowings under our line of credit and mortgage or sale leaseback transactions for some of the communities being purchased or for certain other communities which we currently own.  Completion of this acquisition is subject to various conditions customary in multi-community healthcare transactions of this type, including completion of diligence, licensing and receiving third party consents.  We expect this acquisition to close during the second quarter of 2005, but there is no assurance that it will close.

We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, for our fiscal year ending December 31, 2005 if our “public float” exceeds $75 million as of June 30, 2005, or in any event for our fiscal year ending December 31, 2006.  Based on the closing price of our stock on March 24, 2005, our “public float” was $99.0 million.  As such, we have commenced our plan for complying with Section 404 and are currently in the process of documenting our processes and controls.  We expect to devote substantial time and effort and incur substantial costs in complying with Section 404 in fiscal year 2005 and beyond.

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

As of December 31, 2004, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations (1)	$42,581	$463	$1,016	$1,181	$39,921
Operating Lease Obligations (2)	1,256,178	97,017	291,051	291,051	577,059
Purchase Obligations (3)	4,600	4,600	—	—	—
Other Long Term Liabilities Reflected on our Balance Sheet under GAAP (4)	25,842	5,385	10,450	6,370	3,637
Total	$1,329,201	$107,465	$302,517	$298,602	$620,617

(1)                                  These amounts represent amounts due under several HUD insured mortgages.

(2)                                  These amounts represent minimum lease payments through 2014 and 2020.  It does not include percentage rent that may be payable under these leases.

(3)                                  This amount represents our obligation to purchase a property from Senior Housing.  This obligation is contingent upon our receiving HUD insured financing for a significant part of this purchase price.

(4)                                  These amounts include liabilities for continuing care contracts which require residents to make advance payments, some of which are refundable and continuously carried as liabilities and some of which are not refundable and are carried as liabilities until they are recognized as revenues over the periods during which we expect to provide the service. These amounts also include insurance reserves related to workers compensation and professional liability insurance as well as deferred gains related to property sales.

Debt Instruments and Covenants

In October 2002, we entered into a revolving credit facility.  The interest rate on borrowings on this facility is LIBOR plus a spread.  The maximum amount available under this facility is $12.5 million, and is subject to limitations based upon qualifying collateral. The borrower under this facility is a subsidiary that we organized with the intention that it be “bankruptcy-remote”.  Certain of our other subsidiaries sell or contribute their accounts receivable to the borrower on a true sale basis and make certain representations and other undertakings in favor of the borrower in connection with each sale.  The seller subsidiaries have granted security interests in their assets to secure their obligations to the borrower.  We guarantee the obligations of the seller subsidiaries obligations to the borrower subsidiary and have pledged the stock or membership interests in each of the seller subsidiaries to the borrower. The borrower has in turn collaterally assigned these undertakings, guarantees and collateral to the revolving credit facility lenders, and has granted a security interest in the purchased receivables and all of its other assets to secure its obligations under the facility. The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants and events of default requiring the maintenance of collateral, minimum net worth and certain other financial ratios, and places limits on our ability to incur or assume debt or create liens with respect to certain of our properties, and other customary provisions.  The accounts receivable collateralizing the facility totaled $16.6 million as of December 31, 2004.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit agreement may be increased to $25.0 million. The termination date of the facility is October 24, 2005. As of December 31, 2004, no amounts were outstanding under the facility.  At March 25, 2005, we believe we are in compliance with all applicable covenants under this revolving credit agreement and no amounts were outstanding under the facility.  We have begun negotiations with a bank concerning a substitute credit facility to become effective before our current credit facility expires; however, we can provide no assurance that these negotiations will be successfully concluded.

On April 19, 2004, we purchased a property from Senior Housing for $5.9 million.  We financed this acquisition with $5.0 million in proceeds we received from a HUD insured mortgage and with cash on hand.  The interest cost on this debt is 5.6% per year.  Principal and interest is due monthly through April 2039.  This mortgage contains standard HUD mortgage covenants.  At March 25, 2005, we believe we are in compliance with all material covenants of this mortgage.

As part of our recent LTA acquisition, we assumed $30.9 million of HUD insured mortgage debt. The interest cost on this debt is a weighted average rate of 7.1% per year. Principal and interest is due monthly through varying dates ranging from February 2032 to June 2039. Mortgage premiums totaling $6.5 million were recorded in accounting for the acquisition of the mortgaged properties in order to record the assumed mortgages at their estimated fair value.  The mortgage premiums will be amortized as a reduction to interest expense over the period the mortgages remain outstanding.  These mortgages are secured by seven of our communities and contain standard HUD mortgage covenants.  At March 25, 2005, we believe we are in compliance with all material covenants of these mortgages.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(iii).

Related Party Transactions

On December 31, 2001, Senior Housing distributed substantially all of its ownership of our shares to its shareholders. In order to effect this spin off and to govern relations after the spin off, we entered into agreements with Senior Housing, pursuant to which it was agreed, among other things, that:

•                  so long as Senior Housing remains a real estate investment trust, or a REIT, we may not waive the share ownership restrictions in our charter on the ability of any person or group to acquire more than 9.8% of any class of our equity shares without, among other requirements, the consent of Senior Housing and our determination that the exception to the ownership limitations would not cause a default under any of our leases;

•                  so long as we are a tenant of Senior Housing, we will neither permit any person or group to acquire more than 9.8% of any class of our voting stock or permit the occurrence of other change in control events, as defined, nor will we take any action that, in the reasonable judgment of Senior Housing or HRPT Properties Trust (another REIT which owns shares of Senior Housing), or HRPT, might jeopardize the tax status of Senior Housing or HRPT as REITs;

•                  Senior Housing has the option, upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events, as defined, to cancel all of our rights under the leases we have with Senior Housing; and

•                  so long as we maintain our shared services agreement with RMR, we will not acquire or finance any real estate without first giving Senior Housing, HRPT or any other publicly owned REIT or other entity managed by RMR, the opportunity to acquire or finance real estate investments of the type in which Senior Housing, HRPT or any other publicly owned REIT or other entity managed by RMR, respectively, invest.

At the time of our spin off from Senior Housing, all of the persons serving as our directors were trustees of Senior Housing. Our two managing directors, Messrs. Martin and Portnoy, are currently the managing trustees of Senior Housing.

Of the 148 senior living communities we currently operate, 128 are leased from Senior Housing for total annual minimum rent of $95.8 million.

During 2003, we and Senior Housing were jointly involved in litigation with Marriott, the operator of the senior living communities which we leased from Senior Housing. We and Senior Housing equally shared the costs of this litigation. This litigation was settled in January 2004.

Since January 1, 2004, we have entered into or agreed to enter into multiple transactions with Senior Housing, including the following:

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

•                  our minimum rent for the combined lease of 53 nursing homes and 14 independent living communities was increased by $2.4 million;

•                  for all of our leases with Senior Housing, the amount of additional rent to be paid to Senior Housing was changed to 4% of the increase in revenues at the leased properties beginning in 2006. Prior to the lease combination, the percentage and the beginning time period for the nursing home lease and the independent and assisted living community lease was 3% in 2004 and 4% in 2005, respectively; and

•                  all other lease terms remain substantially unchanged.

•                  In 2003, Senior Housing evicted a nursing home tenant that had defaulted on its obligations to Senior Housing. Until May 2004, we managed this nursing home for Senior Housing’s account. Effective on May 1, 2004, we agreed with Senior Housing to add this nursing home to a multi-property lease from Senior Housing and to increase the annual rent by $180,000. All other lease terms remained unchanged.

•                  One of the properties we lease from Senior Housing was subject to a ground lease from an unaffiliated third party. We were responsible for paying the ground rent of $307,000 per year. On June 3, 2004, Senior Housing exercised an option to purchase this land for $3.6 million and acquired the landlord’s rights and obligations under the ground lease. We now pay the ground rent to Senior Housing.

•                  On November 18, 2004, Senior Housing loaned us $117.0 million in connection with our acquisition of LTA. Such loan was repaid on November 19, 2004 with the proceeds we received from a $148.2 million sale leaseback with Senior Housing for 31 of the 47 acquired communities and a $16.8 million mortgage loan from Senior Housing secured by five of our communities.  This mortgage was repaid in December 2004.

•                  During 2004, pursuant to the terms of our leases with Senior Housing, we sold to Senior Housing $9.5 million of improvements we had made to its properties, and our annual rent payable to Senior Housing was increased by 10% of Senior Housing’s purchase price, or $945,700.

We obtained a workers compensation insurance policy for the year beginning June 15, 2003, from a third party insurer. This third party insurer ceded a portion of the premiums we paid to a Bermuda based company, Affiliates Insurers, Limited, or Affiliates, which was owned by RMR. Affiliates was organized by RMR to assist us in creating a partial self insurance program on an expedited basis. On December 8, 2003, we acquired Affiliates from RMR for an amount equal to RMR’s cost of organizing and capitalizing that company, approximately $1.3 million.

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

RMR provides management and administrative services to us under a shared services agreement. RMR is compensated at an annual rate equal to 0.6% of our total revenues. Aggregate fees earned by RMR for services during 2004, 2003 and 2002, were $3.7 million, $3.4 million and $2.9 million, respectively. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services.  We pay a pro rata share of RMR’s costs in providing that function.  Our audit committee approves the identity and salary of the individual serving as our director of internal audit, as well as the pro rata share of the costs which we pay.  The fact that RMR has responsibilities to other entities, including one of our landlords, Senior Housing, could create conflicts; and in the event of such conflicts between Senior Housing and us, the shared services agreement allows RMR to act on behalf of Senior Housing rather than on our behalf. RMR is owned by Messrs. Martin and Portnoy who are our managing directors. Messrs. Martin and Portnoy each have material interests in the transactions between us and RMR described above. All transactions between us and RMR are approved by our independent directors. Our compensation committee has approved the renewal of the shared services agreement for its current term which will end December 31, 2005.

Messrs. Martin and Portnoy own the building in which our headquarters is located. Our lease for space was originally executed by FSQ. This lease expires in 2011. We paid rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2004, 2003 and 2002 of $561,000, $569,000 and $539,000, respectively.

Until March 31, 1997, Mr. Portnoy was a partner of Sullivan & Worcester LLP, our counsel and counsel to Senior Housing, RMR and affiliates of each of the foregoing, and he received payments from that firm during 2004, 2003 and 2002 in respect of his retirement.

Wells Fargo & Company beneficially owns 8.1% of our common shares. Wells Fargo Bank, N.A., an affiliate of Wells Fargo & Company, became the transfer agent and registrar for our common shares, effective as of December 13, 2004.

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

We monitor our long term assets to determine whether any impairment of these assets may have occurred.  If the facts and circumstances indicate that an impairment may have occurred, we evaluate the asset’s carrying value to determine whether an impairment charge is required.  This process includes a review of historical and projected future financial results realized or to be realized from the affected assets, market conditions affecting the sale of similar assets and the like.  This process requires that estimates be made and errors in our judgments or estimates could have a material effect on our financial statements.

At certain of our communities, we offer long term care contracts under which residents pay a one time deposit in exchange for reduced charges during their stay.  The one time deposits may be refundable or non-refundable, or partially refundable and partially non-refundable.  We record such deposits as a long term obligation and amortize the non-refundable portion of such deposits into revenue over our estimate of the periods during which future services will be provided.  We base these estimates on our experience and actuarial information.

Since we became a separate public company, each of our acquisitions has been accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141.  Purchase accounting requires that we make certain judgments and estimates based on our experience, including determining the fair value and useful lives of assets acquired and the fair value of liabilities assumed.  Some of our judgments and estimates are also based upon published industry statistics and in some cases third party appraisals.

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

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $42.6million mortgage debt outstanding on December 31, 2004, would increase by about $4.2 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $42.6 million mortgage debt would decline by about $4.2 million.

Our revolving credit facility bears interest at floating rates and matures in October 2005.  As of December 31, 2004, we had no amounts outstanding under this revolving credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility are subject to interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but would affect our operating results.  For example, if the maximum amount of our credit facility of $12.5 million were drawn and interest rates decrease or increase by 1% per annum, our interest expense would decrease or increase by $125,000 per year, or $0.01 per share, based on currently outstanding common shares, respectively.  If interest rates were to change gradually over time, the impact would be spread over time.

Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

As of March 25, 2005, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting and financial disclosure.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act.  Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

In March 2004, we adopted a code of business conduct and ethics that applies to all our representatives, including our officers and directors.  Our code of business conduct and ethics is posted on our website, www.5sqc.com.  A printed copy of our code of business conduct and ethics is also available free of charge to any shareholder who requests a copy.  We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information.  We may grant options and common shares to our officers, directors, employees and other individuals who render services to us, subject to vesting requirements under our 2001 Stock Option and Stock Incentive Plan, or the Plan.  In addition, our directors receive 4,000 shares per year each as part of their annual compensation for serving as our directors and such shares may be awarded under the Plan.  The terms of grants made under the Plan are determined by our directors at the time of the grant.  The following table is as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	500,000	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	500,000

(1)  Pursuant to the terms of the Plan, in no event shall the number of shares issued exceed 650,000.

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

Item 15.  Exhibits and Financial Statement Schedules.

(a)  Index to Financial Statements

Consolidated Financial Statements of Five Star Quality Care, Inc.

Report of Independent Registered Accounting Firm

Consolidated Balance Sheet at December 31, 2004 and 2003

Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)         Exhibits

Exhibit No.	Description

2.1

Transaction Agreement, dated December 7, 2001, by and among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust party thereto, the Company, certain subsidiaries of the Company party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC. (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 13, 2001.)

2.2

Sale-Purchase Agreement by and among ILM II Senior Living, Inc. and ILM II Holding, Inc. and the Company, dated January 23, 2002, as amended by First Amendment to Sale-Purchase Agreement by and among ILM II Senior Living, Inc., ILM II Holding, Inc. and Five Star Quality Care, Inc., dated February 22, 2002 and Second Amendment to Sale-Purchase Agreement among ILM II Senior Living, Inc., ILM II Holding, Inc., and Five Star Quality Care, Inc., dated March 1, 2002. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648.)

2.3

Purchase and Sale Agreement, dated as of August 26, 2002, by and among Constellation Health Services, Inc. and certain of its subsidiaries, as Seller, and Constellation Real Estate Group, Inc., as Guarantor, and Senior Housing Properties Trust, as Buyer, as amended by First Amendment to Purchase and Sale Agreement, dated as of October 25, 2002, by and among Constellation Health Services, Inc. and certain of its subsidiaries, as Seller, and Senior Housing Properties Trust and the Company, collectively as Buyer. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 25, 2002.)

2.4

Agreement and Plan of Merger, dated as of September 23, 2004, by and among the Company, FVE Acquisition Inc. and LTA Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2004.)

2.5

Purchase and Sale Agreement, dated as of November 19, 2004, by and among certain affiliates of the Company, as Sellers, and certain affiliates of Senior Housing Properties Trust, as Purchasers. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

2.6

Purchase and Sale Agreement, dated as of November 19, 2004, by and among certain affiliates of the Company, as Sellers, and certain affiliates of Senior Housing Properties Trust, as Purchasers. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

2.7

Purchase and Sale Agreement, dated as of November 19, 2004, by and among certain affiliates of the Company, as Sellers, and SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Purchasers. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

2.8

Purchase and Sale Agreement, dated as of January 21, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Seller. (Filed herewith).

2.9

First Amendment to Purchase and Sale Agreement, dated as of February 3, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Seller. (Filed herewith).

3.1

Composite copy of Articles of Amendment and Restatement of the Company. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 12, 2004.)

3.2	Composite copy of Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

3.3

Articles Supplementary, as corrected by Certificate of Correction dated March 19, 2004. (Incorporated by reference to the Company’s Form 8-A dated March 19, 2004 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively.)

4.1	Specimen Certificate for shares of common stock of the Company. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-69846, as amended on November 8, 2001.)

4.2	Description of Capital Stock of the Company. (Contained in Exhibits 3.1 and 3.2.)

4.3	Rights Agreement, dated as of March 10, 2004, by and between the Company and Equiserve Trust Company, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

4.4

Appointment of Successor Rights Agent, dated as of December 13, 2004, by and between the Company and Wells Fargo Bank, National Association, a national banking association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004.)

10.1

Deed of Trust Note, dated May 22, 1986, by and between the Company (successor in interest to The Heartlands Retirement Community – Ellicott City I, Inc., successor in interest to Health Park Housing Limited Partnership) and The Bank of New York (successor in interest to Mercantile-Safe Deposit and Trust Company). (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

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

10.5†	2001 Stock Option and Stock Incentive Plan of the Company. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-69846, as amended on December 5, 2001.)

10.6†#	Form of Restricted Share Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.7#

Representative Form of Composite Copy of Operating Agreement, as amended through December 13, 2001, by and among subsidiaries of the Company and Marriott Senior Living Services, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on March 20, 2002.)

10.8#

Representative Form of Pooling Agreement by and among certain subsidiaries of the Company and Marriott Senior Living Services, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-69846, as amended on December 5, 2001.)

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

10.12

Second Amendment to Amended Master Lease Agreement, dated March 1, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, collectively as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.13

Amended and Restated Lease Agreement, dated March 1, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 1, 2004.)

10.14

Guaranty Agreement, dated December 31, 2001, made by the Company, as Guarantor, for the benefit of the Landlord under the Master Lease Agreement, dated December 31, 2001, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 31, 2001.)

10.15

Pledge of Shares of Beneficial Interest Agreement, dated December 31, 2001, made by the Company for the benefit of the Landlord under the Master Lease Agreement, dated December 31, 2001, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)

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

10.17

Shared Services Agreement, dated January 2, 2002, by and between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)

10.18	Amendment No. 1 to Shared Services Agreement, dated January 14, 2002, by and between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s

Registration Statement on Form S-1, File No. 333-83648.)

10.19

Amendment No. 2 to Shared Services Agreement, dated as of March 10, 2004, by and between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

10.20

Guaranty Agreement, dated January 11, 2002, made by the Company, as Guarantor, for the benefit of the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant. (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 31, 2001.)

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

10.23

Receivables Purchase and Transfer Agreement, dated as of October 24, 2002, by and among the Company, as Primary Servicer, the Providers named therein, and FSQC Funding Co., LLC, as Purchaser. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

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

10.25

Guaranty Agreement, dated as of October 24, 2002, made by the Company, Five Star Quality Care Trust and Five Star Quality Care Holding Co., Inc. in favor of FSQC Funding Co., LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

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

10.31

Guaranty Agreement, dated October 25, 2002, for the benefit of SNH CHS Properties Trust and Senior Housing Properties Trust made by the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

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

10.38†#	Representative Indemnification Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.39

Partial Termination and Amendment of Lease, dated April 19, 2004, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.40

Amended and Restated Purchase and Sale Agreement, dated April 19, 2004, by and between SPT-Michigan Trust and Five Star Quality Care-Howell, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.41

Mortgage, dated April 19, 2004, between Five Star Quality Care-Howell, LLC and Love Funding Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31,  2004.)

10.42

First Amendment to Amended and Restated Lease Agreement, dated June 23, 2004, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.43

Promissory Note, dated as of November 18, 2004, made by FVE Acquisition Inc. to the order of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

10.44

Loan Agreement, dated as of November 19, 2004, by and among Senior Housing Properties Trust, the Company and FSQ/LTA Holdings Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

10.45

Joint and Several Promissory Note, dated as of November 19, 2004, made by the Company and FSQ/LTA Holdings Inc. to the order of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on

November 29, 2004.)

10.46

Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company as Tenant. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

10.47

Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

10.48

Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company as Tenant. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

10.49

Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

10.50

Second Amended and Restated Lease Agreement, dated as of November 19, 2004, by and among, Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

23.1	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith.)

31.2	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith.)

32.1	Certification required by 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (Furnished herewith.)

99.1	Composite Copy of Governance Guidelines, effective January 19, 2005. (Furnished herewith.)

†	Indicates a management contract or a compensatory plan, contract or arrangement.
#	Agreement filed is illustrative of numerous other agreements to which the Company is a party.

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of Five Star Quality Care, Inc.

We have audited the accompanying consolidated balance sheet of Five Star Quality Care, Inc., as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Boston, Massachusetts

March 21, 2005

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$26,194	$17,611
Accounts receivable, net of allowance of $5,278 and $4,305 at December 31, 2004 and 2003, respectively	36,742	30,581
Due from Senior Housing Properties Trust	—	544
Prepaid expenses	10,417	4,305
Other current assets	2,690	2,412
Total current assets	76,043	55,453

Property and equipment, net	95,189	55,484
Restricted cash - insurance arrangements	17,611	12,056
Restricted cash - other	12,753	15,338
Mortgage notes receivable	6,099	6,143
Goodwill	11,548	610
Other long term assets	3,742	2,286
	$222,985	$147,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,625	$13,820
Accrued expenses	13,951	7,759
Accrued compensation and benefits	11,382	8,936
Due to Senior Housing Properties Trust	7,961	6,605
Due to Sunrise Senior Living, Inc.	309	6,134
Mortgage notes payable	463	54
Secured revolving credit facility	—	4,000
Accrued real estate taxes	3,449	5,142
Security deposit liability	3,325	2,405
Other current liabilities	5,656	3,290
Total current liabilities	59,121	58,145

Long term liabilities:
Mortgage notes payable	42,118	6,381
Continuing care contracts	9,094	10,164
Other long term liabilities	16,748	8,253
Total long term liabilities	67,960	24,798

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 20,000,000 shares authorized, 12,096,634 and 8,513,634 shares issued and outstanding at December 31, 2004 and 2003, respectively	121	85
Additional paid-in capital	114,394	86,244
Accumulated deficit	(18,611)	(21,902)
Total shareholders’ equity	95,904	64,427
	$222,985	$147,370

The accompanying notes are an integral part of these financial statements.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2004	2003	2002

Revenues:
Net revenues from residents	$614,796	$573,412	$519,106
Pharmacy revenue	13,209	1,770	—
Total revenues	628,005	575,182	519,106

Operating expenses:
Wages and benefits	326,314	313,846	274,248
Other operating expenses	159,892	149,401	143,053
Pharmacy expenses	12,093	1,666	—
Management fee to Sunrise Senior Living Services, Inc.	19,293	17,272	16,643
Rent expense	83,370	77,495	75,210
General and administrative	20,053	17,470	15,415
Depreciation and amortization	3,666	3,587	1,794
Impairment of assets	—	—	150
Restructuring costs	—	—	122
Spin off and merger expense, non recurring	—	—	2,829
Total operating expenses	624,681	580,737	529,464

Operating income (loss)	3,324	(5,555)	(10,358)
Interest and other income	1,666	229	297
Interest expense	(880)	(1,164)	(198)

Income (loss) from continuing operations before income taxes	4,110	(6,490)	(10,259)
Provision for income taxes	(120)	—	—
Income (loss) from continuing operations	3,990	(6,490)	(10,259)

Loss from discontinued operations	(699)	(1,449)	(2,915)

Net income (loss)	$3,291	$(7,939)	$(13,174)

Weighted average shares outstanding	8,716	8,482	7,556

Basic and diluted income (loss) per share from:
Continuing operations	$0.46	$(0.77)	$(1.36)
Discontinued operations	(0.08)	(0.17)	(0.38)
Net income (loss) per share	$0.38	$(0.94)	$(1.74)

The accompanying notes are an integral part of these financial statements.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2001	4,374,334	$44	$50,978	$(789)	$50,233

Issuance of stock, pursuant to merger of FSQ, Inc.	250,000	2	1,873	—	1,875
Issuance of stock, pursuant to equity offering	3,823,300	38	26,039	—	26,077
Stock grants	5,000	—	36	—	36
Net income	—	—	—	(13,174)	(13,174)

Balance at December 31, 2002	8,452,634	84	78,926	(13,963)	65,047

Stock grants	61,000	1	103	—	104
Capital contributions at lease inception	—	—	7,215	—	7,215
Net loss	—	—	—	(7,939)	(7,939)

Balance at December 31, 2003	8,513,634	85	86,244	(21,902)	64,427

Stock grants	83,000	1	540	—	541
Issuance of stock, pursuant to equity offering	3,500,000	35	27,610	—	27,645
Net income	—	—	—	3,291	3,291

Balance at December 31, 2004	12,096,634	$121	$114,394	$(18,611)	$95,904

The accompanying notes are an integral part of these financial statements.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the year ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,291	$(7,939)	$(13,174)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,666	3,588	1,794
Spin off and merger expense	—	—	2,829
Impairment of assets	—	—	150
Loss from discontinued operations	699	372	2,915
Provision for bad debt expense	973	403	(1,916)
Changes in assets and liabilities:
Accounts receivable	(6,098)	3,674	12,310
Prepaid expenses and other current assets	162	(9,583)	778
Accounts payable and accrued expenses	(10,547)	2,592	6,802
Accrued compensation and benefits	2,423	3,124	524
Due to Senior Housing Properties Trust	2,501	6,667	(3,480)
Due to Sunrise Senior Living Services, Inc.	(5,825)	6,134	—
Security deposits and other liabilities	9,092	10,132	441
Cash provided by operating activities	337	19,164	9,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Transfer of working capital by lease	—	—	10,722
Payments on mortgage note receivable	44	35	—
Deposits into restricted cash accounts	(10,491)	(18,250)	(7,445)
Withdrawals from restricted cash for purchases of furniture, fixtures and equipment	7,521	4,167	—
Acquisition of pharmacy, net of cash acquired	(3,525)	(1,800)	—
Acquisition of insurance company, net of cash acquired	—	(1,310)	—
Acquisition of LTA Holdings, Inc., net of cash acquired	(112,431)	—	—
Acquisition of real estate	(6,084)	—	—
Proceeds from real estate sales	122,682	16,331	(44,927)
Proceeds from disposition of assets held for sale	9,457	10,754	—
Furniture, fixtures and equipment purchases	(20,421)	(15,812)	(6,954)
Cash used in investing activities	(13,248)	(5,885)	(48,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	22,000	55,500	—
Repayments of borrowings on revolving credit facility	(26,000)	(51,500)	—
Proceeds from issuance of common stock, net	27,645	—	26,113
Payment of deferred financing costs	—	—	(1,055)
Proceeds from mortgage note payable	122,015	—	—
Repayments of mortgage notes payable	(123,467)	(9,687)	—
Cash provided by (used in) financing activities	22,193	(5,687)	25,058

Net cash used in discontinued operations	(699)	(251)	(1,100)

Change in cash and cash equivalents	8,583	7,341	(14,673)
Cash and cash equivalents at beginning of year	17,611	10,270	24,943
Cash and cash equivalents at end of year	$26,194	$17,611	$10,270

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$512	$1,381	$145

Non-cash investing and financing activities:
Notes exchanged in sale of properties	—	(6,261)	—
Capital contributions at lease inception	—	7,215	—
Issuance of common stock	541	104	—
Acquisition of assets by merger	—	(2,220)	(1,052)
Assumption of liabilities by merger	—	(890)	2,006
Assumption of mortgage	86,764	—	15,775
Issuance of common stock for merger	—	—	1,875
Assumption of assets by lease	—	—	(12,061)
Assumption of liabilities by lease	—	—	22,783

The accompanying notes are an integral part of these financial statements.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1. Organization and Business

We were organized on April 27, 2000, as a wholly owned subsidiary of Senior Housing Properties Trust, or Senior Housing.

On December 31, 2001, Senior Housing distributed all of our common shares to its shareholders.  Concurrent with our spin-off, we entered into a transaction agreement with Senior Housing and others to govern our initial capitalization and other events related to the spin-off.  On January 11, 2002, we entered into a lease with Senior Housing for 31 independent and assisted living communities formerly managed by Marriott Senior Living Services, Inc., or MSLS, a subsidiary of Marriott International, Inc., or Marriott, and now managed by Sunrise Senior Living Services, Inc., or SLS, a subsidiary of Sunrise Senior Living, Inc., or Sunrise.  Pursuant to the transaction agreement, we received the working capital assets and liabilities associated with this leasehold as part of our initial capitalization.  During 2003, information became available to us which resulted in $7,215 of additional paid in capital.  This amount was the result of our having received more working capital assets and having assumed fewer liabilities than we had previously recorded.

As of December 31, 2004, excluding communities we managed under third party management contracts, we operated 148 communities containing 16,573 living units, including 96 primarily independent and assisted living communities containing 11,724 living units and 52 nursing homes containing 4,849 living units. Of our 96 primarily independent and assisted living communities, we lease 77 communities containing 10,308 living units from Senior Housing, our former parent, including 30 communities which are directly operated for our account by SLS, and we own or lease from parties other than Senior Housing 19 communities containing 1,416 living units.  All but one of our nursing homes are leased from Senior Housing. Our 148 communities include 4,960 independent living apartments, 5,046 assisted living suites, 283 special care beds and 6,284 nursing beds.  We also operate two institutional pharmacies.

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

Under the terms of our management agreements with SLS we have provided SLS with working capital to be used in the operation of the communities.  The components of the working capital, primarily cash and cash equivalents, inventories, trade accounts receivable and accounts payable, are controlled by SLS on our behalf, but we retain the risks and rewards associated with the underlying assets and liabilities.  Accordingly, the components of this working capital (including cash and cash equivalents of $17,787 and $13,167 at December 31, 2004 and 2003, respectively, are included in our consolidated balance sheet.

Estimates and assumptions.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  The actual results could differ from our estimates.

Cash and cash equivalents.  Cash and cash equivalents, consisting of investments with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash - insurance arrangements.  Restricted cash - insurance arrangements is cash that we deposited as security for letters of credit which secure obligations arising from our professional liability insurance program.  Restricted cash - insurance arrangements also includes amounts held by our captive insurance companies that will be used to pay for future workers compensation and liability claims.

Restricted cash - other.  Restricted cash - other as of December 31, 2004, includes the following amounts that we are required to escrow: (i) $518 required by certain healthcare regulatory agencies, (ii) $5,540 for future capital expenditures, as required by our lease with Senior Housing and our management agreements with SLS, (iii) $2,585 for real estate taxes and capital expenditures as required by mortgages, (iv) $3,859 for resident security deposits for certain SLS managed communities and (v) $251 for other business reasons.  Restricted cash - other as of December 31, 2003, includes the following amounts that we are required to escrow: (i) $518 required by certain healthcare regulatory agencies, (ii) $5,000 for future capital expenditures, as required by our lease with Senior Housing and our management agreements with SLS, (iii) $339 for real estate taxes and capital expenditures as required by a mortgage, (iv) $9,168 for resident security deposits for certain SLS managed communities and (v) $313 for other business reasons.

Accounts receivable and allowance for doubtful accounts.  We record accounts receivable at their estimated net realizable value.  In the case of receivables generated from residents, we estimate allowances for uncollectible amounts based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements with residents or their third party payors.  In the case of other receivables, such as those due from various governments or other entities with which we have transacted business, we estimate allowances based upon factors which include, but are not limited to, the agreements with such payors, their stated intent to pay, their financial capacity to pay and other factors which may include litigation.  Accounts receivable allowances are estimates.  We periodically review and revise these estimates based on new information; such revisions may be material.

During 2004, 2003 and 2002, we increased our allowance for doubtful accounts by $3,600, $2,456 and $4,387, respectively, and wrote off accounts receivable of $2,627, $2,053 and $4,502, respectively.

Included in accounts receivable as of December 31, 2004 and 2003 are amounts due from the Federal Government Medicare program of $10,952 and $9,651, respectively, and amounts due from various state Medicaid programs of $14,570 and $13,463, respectively.

Deferred finance costs.  We capitalize issuance costs related to borrowings and amortize the deferred costs over the terms of the respective loans.  The unamortized balance of deferred finance costs was $925 and $503 at December 31, 2004 and 2003, respectively.  Accumulated amortization related to deferred finance costs was $617 and $326 at December 31, 2004 and 2003, respectively.  At December 31, 2004, the weighted average amortization period remaining is approximately 34 years.  The amortization expense to be incurred over the next five years as of December 31, 2004 is $262 in 2005, $36 in 2006, $35 in 2007, $35 in 2008 and $35 in 2009.

Property and equipment.  Property and equipment is stated at cost.  We expense depreciation on real estate properties on a straight line basis over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements and up to seven years for personal property. We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets.  If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows from the asset to determine if an impairment loss should be recognized.  We determine the amount of impairment loss by comparing the historical carrying value of the asset to its estimated fair value.  We determine estimated fair value through an evaluation of recent financial performance and projected discounted cash flows of properties using standard industry valuation techniques.  During 2002, we wrote off certain impaired assets with a carrying value of $772.

Goodwill.  Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. Goodwill is reviewed annually for impairment.  If the review indicates that carrying amount of goodwill exceeds its fair value, the carrying value of goodwill will be adjusted.  To date, no impairment charges have been recorded.

Self insurance.  We self insure up to certain retained limits for workers compensation and professional liability.  Claims in excess of these retained limits are insured by third party insurance providers up to contractual limits, over which we are self insured.  We are fully self insured for all employee health related claims.  We accrue the estimated cost of self insured amounts based on projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims and incidents and expected changes in premiums for insurance provided by third party insurers whose policies provide for retroactive adjustments.  We periodically adjust these estimates based upon our claims experience, recommendations from our professional consultants, changes in market conditions and other factors; such adjustments may be material.

Continuing care contracts.  At some of our communities that are managed by SLS, residents can enter into continuing care contracts.  These contracts require residents to make advance payments some of which are refundable and are carried as liabilities until they are refunded and some of which are not refundable and are carried as liabilities until they are amortized into revenues during the periods we expect to provide the service.  Portions of these payments are included in restricted cash on our consolidated balance sheet.

Income taxes.  We account for income taxes in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes”, or FAS 109.  FAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities (see Footnote 5).

We pay franchise taxes in certain states in which we have operations.  We have included the franchise taxes in general and administrative and other operating expenses in our consolidated statements of operations.

Revenue recognition.  Our revenues are derived primarily from services to residents at communities we own or lease.  We accrue revenues when services are provided and revenues are earned.  Some of our services are provided with the expectation of payment from governments or other third party payors; related revenues are reported at their estimated net realizable amounts at the time the services are provided.  We derived approximately 38%, 39% and 39% of 2004, 2003 and 2002 net resident revenues, respectively, from payments under federal and state medical assistance programs.  Revenues under some of these programs are subject to audit and retroactive adjustment.

Medicare revenues totaled $109,800, $86,100 and $68,400 during 2004, 2003 and 2002, respectively.  Medicaid revenues totaled $152,100, $148,600 and $142,600 during 2004, 2003 and 2002, respectively.  Both the Federal Government and some of the states in which we operate are contemplating plans to reduce Medicare and Medicaid funding.  We cannot estimate the magnitude of potential Medicaid and Medicare rate reductions but it may be material.  Medicaid and Medicare rates reductions, if they occur, may have a negative impact on our revenues and may decrease our net income and may cause us to incur losses.

Management Agreements.  Our management agreements with SLS provide for payment of base management fees equal to 5% of revenues at the managed communities and incentive management fees equal to 20% of the operating profit at the managed communities, as defined, over a priority return to us.  SLS is also entitled to central administrative services fees equal to 2% of our revenues at the managed communities.  Our management agreements with SLS expire in 2027 and have a five year renewal term at SLS’s option.  During 2004, 2003 and 2002, we incurred fees under these management agreement with SLS totaling $19,293, $17,272 and $16,643, respectively.

Restructuring costs.  During 2002, we reduced the number of our regional offices and had staff reductions in our home office.  As a result, we incurred restructuring costs of $122 for severance payments to terminated employees, all of which were paid in 2002.

Per common share amounts.  We computed earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002, using the weighted average number of shares outstanding during each year.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Reclassifications.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation, including a reclassification of $3,625 of cash related to our captive insurance company, which was presented as cash and cash equivalents in 2003, to restricted cash.  These reclassifications had no effect on net income (loss) or shareholders’ equity.

3.  Property and Equipment

Property and equipment, at cost, as of December 31, 2004 and 2003, consist of:

	2004	2003

Land	$7,362	$3,542
Buildings and improvements	74,111	42,328
Furniture, fixtures and equipment	19,954	13,476
	101,427	59,346
Accumulated depreciation	(6,238)	(3,862)
	$95,189	$55,484

4.  Line of Credit

On October 24, 2002, one of our subsidiaries entered into a revolving credit facility agreement.  The interest rate on borrowings on this facility is LIBOR plus a spread.  The maximum amount available under this facility is $12,500, and is subject to limitations based upon qualifying collateral. The facility is available for acquisitions, working capital and general business purposes.  The facility is secured by accounts receivable (totaling $16,556 as of December 31, 2004) generated at some of our communities and contains covenants such as maintenance of collateral, maintenance of lockbox accounts designed to provide the lenders with access to the collateral, consolidated minimum net worth and certain other financial ratios.  In certain circumstances, subject to lender and collateral availability, the maximum borrowings under this facility may be increased to $25,000. The facility terminates on October 24, 2005. As of December 31, 2004, no amounts were outstanding under the facility.  Interest expense related to this facility was $85 and $155 for the years ended December 31, 2004 and 2003, respectively.

5.  Income Taxes

Significant components of our deferred tax assets and liabilities as of December 31, 2004 and 2003, are as follows:

	2004	2003
Deferred tax assets (liabilities) for the income tax effects of:
Allowance for doubtful accounts	$2,073	$1,826
Accrued liabilities	405	527
Deferred income	2,642	323
Insurance reserve	1,076	1,703
Continuing care contracts	2,880	2,276
Depreciable assets	(2,162)	2,309
Charitable contributions	68	43
Net operating loss carry forwards	1,769	1,268
Tax credits	984	395
Other	(133)	—
Net deferred tax asset before valuation allowance	9,602	10,670
Valuation allowance	(9,602)	(10,670)
Net deferred tax asset	$—	$—

As a result of our short operating history and the losses we incurred during 2002 and 2003, we continue to record a valuation reserve for the full amount of our deferred tax assets.  If our operating results continue to be profitable, we may reduce or eliminate the valuation reserve.  In such event, we would record a reduction in the valuation reserve as an income tax benefit in the consolidated statement of operations, which would impact our results of operations.

Our operations in the year ended December 31, 2004 produced taxable income of approximately $4,827.  Our 2002 and 2003 operations resulted in tax loss carry forwards which eliminated our taxable income in 2004.  After 2004, we have tax losses of approximately $3,709 that may be carried forward to offset future taxable income.  During the year ended December 31, 2004, we incurred approximately $120 for alternative minimum taxes that are payable without regard to our tax loss carry forwards.  Our net operating loss carry forwards will expire beginning in 2020, if unused.

The principal reasons for the difference between our effective tax (benefit) rate and the U.S. Federal statutory income tax (benefit) rate are as follows:

	For the years ended December 31,
	2004	2003	2002

Taxes at statutory U.S. federal income tax rate	34.0%	(34.0)%	(34.0)%
State and local income taxes, net of federal tax benefit	5.3%	(4.0)%	(4.0)%
Tax credits	(17.9)%	(5.0)%	—
Alternative minimum tax	3.5%	0.0%	0.0%
Change in valuation allowance	(21.4)%	6.5%	—
Other differences, net	0.0%	36.5%	38.0%
Effective tax rate	(0.0)%	(0.0)%	0.0%
Tax valuation allowance	0.0%	0.0%	0.0%

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

On April 19, 2004, we purchased from Senior Housing a property that was previously leased to us by Senior Housing.  We funded part of the purchase price with proceeds we received from a Department of Housing and Urban Development, or HUD, insured mortgage in the amount of $5,015.  Seven of the properties acquired by us on November 19, 2004 from LTA are encumbered by nine mortgages.  These nine mortgages are also insured by HUD.  Mortgage premiums totaling $6,534 were recorded in accounting for the acquisition of the mortgaged properties in order to record the assumed mortgages at their estimated fair value.  The mortgage premiums will be amortized as a reduction to interest expense over the period the mortgages remain outstanding.  Interest expense on the mortgages was $521 for the year ended December 31, 2004, which is net of mortgage premium amortization of $14.

The following table is a summary of the mortgage notes payable as of December 31, 2004:

Principal Balance	Monthly Payment	Cash Interest Rate		Effective Interest Rate	Maturity Date	Fair Value Premium Adjustment	Total Mortgage Payable

$4,987	$45	5.55%		5.55%	1-May-39	$—	$4,987
1,377	14	8.00%		5.60%	1-Jan-38	405	1,782
1,187	11	8.45%		5.60%	1-Nov-37	422	1,609
1,018	10	7.50%		5.60%	1-Oct-36	229	1,247
5,448	47	7.00%		5.60%	1-Jun-36	889	6,337
5,856	47	7.15%		5.60%	1-Nov-38	1,113	6,969
5,370	44	7.00%		5.60%	1-Jun-36	900	6,270
712	6	8.50%		5.60%	1-Feb-32	213	925
5,894	51	7.25%		5.60%	1-Jun-39	1,209	7,103
4,198	41	8.13%		5.60%	1-Feb-32	1,154	5,352

$36,047	$316	7.13	%(1)			$6,534	$42,581

(1)  Weighted average interest rate

Monthly payments are required to be made into a replacement reserve fund from which withdrawals are subject to the approval of HUD for all our mortgages.  In addition, we are required to make monthly escrow deposits for taxes and insurance.

Principal payments due under the terms of these mortgages are as follows:

2005	$293
2006	318
2007	343
2008	362
2009	445
Thereafter	34,286
$36,047

7.  Leases

We lease 128 communities under four non-cancelable leases with Senior Housing and 4 communities under a lease with Healthcare Property Investors, Inc., or HCPI.  These leases are “triple-net” leases which require that we pay for all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintain the communities and indemnify the landlord for any liability which may arise from its ownership during the lease term. SLS manages 30 of the communities included in one of our leases with Senior Housing.

Our leases with Senior Housing require us to pay, as additional rent, 4% of the amount by which gross revenues of the leased communities exceeds gross revenue for a base year.  The base year for the former LTA communities that we lease from Senior Housing is 2006 and percentage rent begins in 2007. The base year for all other communities we lease from Senior Housing is 2005 and percentage rent begins in 2006.  The additional rent is payable and calculated separately for the lease relating to the communities that SLS manages for us and on a combined basis for the three leases relating to the communities we operate.

We are required under our lease for the communities managed by SLS to make deposits into accounts known as FF&E Reserves to fund future replacements and improvements at these communities. Senior Housing has a security and remainder interest in these accounts and in all property purchased with funding from these accounts.

Senior Housing has agreed to fund amounts that we request for repairs, renovations and improvements to communities we lease from them in return for rent increases according to formulas set forth in the leases.  In 2004, Senior Housing funded $9,457 for repairs, renovations and improvements to some of our communities.  As a result of this transaction, and in accordance with our leases, our annual minimum rent to Senior Housing increased by 10% of the amount funded, or $945.

The following table is a summary of our leases:

Landlord	Number of Communities	Minimum rent as of December 31, 2004	Initial expiration date	Renewal terms
Senior Housing (3 leases)	98	$31,841	December 31, 2020	Option for one 15-year renewal.
Senior Housing (SLS managed communities)	30	63,993	December 31, 2017	Consecutive options for one 10-year and one 5-year renewal.
HCPI	4	1,183	December 31, 2014	Option for one 5-year renewal.

Totals	132	$97,017

The future minimum rent required by our leases as of December 31, 2004, is as follows:

2005	$97,017
2006	97,017
2007	97,017
2008	97,017
2009	97,017
Thereafter	771,093
$1,256,178

8.   Shareholders’ Equity

During 2003, we issued 61,000 common shares to our directors, officers and others who provide services to us.  The shares were valued at $1.17 to $1.75 per share, the average price of our common shares on the American Stock Exchange, or AMEX, on the date of issue, or $104 in the aggregate.

During 2004, we issued 83,000 common shares to our directors, officers and others who provide services to us.  The shares were valued at $4.04 to $6.99 per share, the average price of our common shares on the AMEX on the dates of issue, or $541 in the aggregate.

On December 13, 2004, we issued 3,500,000 common shares, in an underwritten public offering, for proceeds, net of underwriting commissions and other costs, of $27,645.  On January 11, 2005, we issued an additional 120,000 common shares, as part of an underwriter’s over allotment option in this public offering, for proceeds, net of underwriting commissions and other costs, of $960.

We initially had an aggregate of 650,000 shares of our common shares available to be issued under the terms of the 2001 Stock Option and Stock Incentive Plan, or the Award Plan.  As of December 31, 2004, 500,000 of our common shares remain reserved for issuance under the Award Plan.  Shares issued under this plan to directors vest immediately.  Shares issued to our officers and other individuals who provide services to us vest over three years.

9.   Acquisitions

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

In April 2002, we purchased five senior living communities for $45,500 in cash. We allocated the purchase price to the land, buildings and equipment acquired.

In October 2002, we purchased an additional seven senior living communities for $27,000.  We allocated the purchase price to the land, buildings and equipment acquired.  To finance this purchase, we sold one of our existing communities to Senior Housing for approximately $12,700 and assumed $15,798 of mortgage debt, which had a fair value of $16,210.  In connection with this transaction, we leased another eight senior living communities from Senior Housing, which Senior Housing simultaneously acquired.

In November 2004, we purchased 100% of the capital stock of LTA for $211,000 exclusive of closing costs.  To finance this acquisition, we entered into a $148,200 sale leaseback transaction with Senior Housing for 31 of the communities acquired from LTA. We funded the balance of the purchase price with cash on hand and by assuming HUD insured long term mortgage debt and an operating lease for four communities from HCPI.  We allocated the purchase price to $11,661 of working capital assets, $48,348 to land, buildings and equipment, $7,095 to goodwill, $2,590 to lease acquisition costs, $11,709 to working capital liabilities and $37,601 to mortgage notes payable based on the fair value of the assets acquired and the liabilities assumed.

In addition to our community acquisitions, we have purchased two institutional pharmacies.  In September 2003, we purchased one pharmacy in Wisconsin for $1,800.  In September 2004, we purchased another pharmacy in Nebraska for $3,000.  We allocated the purchase prices principally to working capital assets, customer relationships and goodwill based on the fair value of the assets acquired and liabilities assumed.

We account for each of these acquisitions using the purchase method of accounting.  As such, we have included the results of operations of each of the communities and pharmacies acquired in our consolidated statement of operations from the date of acquisition.  Purchase accounting for certain 2004 acquisitions is preliminary, primarily with respect to identification and valuation of intangibles, and is expected to be finalized in the second or third quarter of 2005.

10.  Pro Forma Information (Unaudited)

Pro forma operating results assuming commencement of operations as of January 1, 2003, of the 47 communities we acquired from LTA during 2004 and assuming that our sale of 3,500,000 common shares occurred on January 1, 2003, are as follows:

	2004	2003
	(unaudited)
Revenues	$701,040	$650,830
Expenses	695,597	657,205
Net (loss) income from continuing operations	5,443	(6,375)
Loss from discontinued operations	(699)	(1,449)
Net (loss) income	$4,744	$(7,824)

Shares outstanding	12,097	12,097
Net (loss) income per share	$0.45	$(0.53)

These unaudited pro forma operating results do not represent or are not indicative of our operating results for any future date or period.  Actual future results may be materially different from pro forma results.  Differences could arise from many factors.

11.  Discontinued Operations

During 2002, we ceased operations at two leased nursing homes: one community in Phoenix, Arizona, which we leased from Senior Housing; and one community in Campbell, Nebraska, which we leased from that municipality.  The Arizona community was closed and subsequently sold by Senior Housing for $770 which caused a $77 reduction in annual minimum rent payable in accordance with the lease terms for the multiple property lease which had included this community.  The operations of the Nebraska community were assumed by its owner.  Also in 2002, we decided to sell one additional nursing home located in Connecticut.

During 2003, we ceased operating one nursing home that we leased from Senior Housing.  In August 2003, we sold an assisted living community and we received $3,500, consisting of $350 of cash and a $3,150 six year mortgage note at 8% interest.  We deferred the $1,100 gain on this sale and we expect to recognize this gain as income over the life of the note in proportion to principal payments on the note that we receive.  In December 2003, we sold five assisted living communities and we received $3,550, consisting of $440 of cash and a $3,110 fifteen year mortgage note at 9% interest.  We deferred the $1,200 gain on this sale and we expect to recognize this gain as income when the buyer demonstrates it has the ability to pay the mortgage note.  These deferred gains are included in other long term liabilities on our consolidated balance sheet.

During the first quarter of 2004, we ceased operations at one assisted living community that we lease from Senior Housing which was managed for us by SLS.  We and Senior Housing are exploring other uses for that property as well as its potential sale.

As of December 31, 2004, substantially all of our assets and liabilities related to these communities have been disposed of and paid, respectively.  We have reclassified the consolidated statement of operations for all periods presented to show the results of operations of these communities as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Revenues	$281	$7,045	$5,763
Expenses	980	8,494	8,678
Net loss	$(699)	$(1,449)	$(2,915)

12.  Transactions With Affiliates

On December 31, 2001, Senior Housing distributed substantially all of its ownership of our shares to its shareholders. In order to effect this spin off and to govern relations after the spin off, we entered into agreements pursuant to which it was agreed, among other things, that:

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

•                  so long as we are a tenant of Senior Housing, we will neither permit any person or group to acquire more than 9.8% of any class of our voting stock or permit the occurrence of other change in control events, as defined, nor will we take any action that, in the reasonable judgment of Senior Housing or HRPT Properties Trust (another REIT which owns shares of Senior Housing), or HRPT, might jeopardize the tax status of Senior Housing or HRPT as REITs;

•                  Senior Housing has the option, upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events, as defined, to cancel all of our rights under the leases we have with Senior Housing; and

•                  so long as we maintain our shared services agreement with RMR or are a tenant under a lease with Senior Housing, we will not acquire or finance any real estate without first giving Senior Housing, HRPT, or any other publicly owned REIT or other entity managed by RMR the opportunity to acquire or finance real estate investments of the type in which Senior Housing, HRPT, or any other publicly owned REIT or other entity managed by RMR, respectively, invest.

At the time of our spin off from Senior Housing, all of the persons serving as our directors were trustees of Senior Housing. Our two managing directors, Messrs. Martin and Portnoy, are the managing trustees of Senior Housing.

Of the 148 senior living communities we currently operate, 128 are leased from Senior Housing for total annual minimum rent of $95,834.

During 2003, we and Senior Housing were jointly involved in litigation with Marriott, the operator of the senior living communities which we leased from Senior Housing. We and Senior Housing equally shared the costs of this litigation. This litigation was settled in January 2004.

Since January 1, 2004, we have entered into or agreed to enter into multiple transactions with Senior Housing, including the following:

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

•                  for all of our leases with Senior Housing, the amount of additional rent to be paid to Senior Housing was changed to 4% of the increase in revenues at the leased properties beginning in 2006. Prior to the lease combination, the percentage and the beginning time period for the nursing home lease and the independent and assisted living community lease was 3% for 2004 and 4% for 2005, respectively; and all other lease terms remain substantially unchanged.

•                  In 2003, Senior Housing evicted a nursing home tenant that had defaulted on its obligations to Senior Housing. Until May 2004, we managed this nursing home for Senior Housing’s account. Effective on May 1, 2004, we agreed with Senior Housing to add this nursing home to a multi-property lease from Senior Housing and to increase the annual rent by $180. All other lease terms remained unchanged.

•                  One of the properties we lease from Senior Housing was subject to a ground lease with an unaffiliated third party. We are responsible for paying the ground rent of $307 per year. On June 3, 2004, Senior Housing exercised an option to purchase this land for $3,600  and acquired the landlord’s rights and obligations under the ground lease. We now pay the ground rent to Senior Housing.

•                  On November 18, 2004, Senior Housing loaned us $117,000 in connection with our acquisition of LTA. Such loan was repaid on November 19, 2004 with the proceeds we received from a $148,200 sale leaseback with Senior Housing for 31 of the 47 acquired communities and a $16,800 mortgage loan from Senior Housing secured by five of our communities.  This mortgage was repaid in December 2004.

•                  During 2004, pursuant to the terms of our leases with Senior Housing, we sold to Senior Housing $9,500 of improvements we had made to its properties, and our annual rent payable to Senior Housing was increased by 10% of Senior Housing’s purchase price or $946.

We obtained a workers compensation insurance policy for the year beginning June 15, 2003, from a third party insurer. This third party insurer ceded a portion of the premiums we paid to a Bermuda based company, Affiliates Insurers, Limited, or Affiliates, which was owned by RMR. Affiliates was organized by RMR to assist us in creating a partial self insurance program on an expedited basis. On December 8, 2003, we acquired Affiliates from RMR for an amount equal to RMR’s cost of organizing and capitalizing that company, approximately $1,310.

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

RMR provides management and administrative services to us under a shared services agreement. RMR is compensated at an annual rate equal to 0.6% of our total revenues. Aggregate fees earned by RMR for services during 2004, 2003 and 2002, were $3,700, $3,400 and $2,900, respectively. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services.  We pay a pro rata share of RMR’s costs in providing that function.  Our audit committee approves the identity and salary of the individual serving as our internal audit manager, as well as the pro rata share of the costs which we pay.  The fact that RMR has responsibilities to other entities, including one of our landlords, Senior Housing, could create conflicts; and in the event of such conflicts between Senior Housing and us, the shared services agreement allows RMR to act on behalf of Senior Housing rather than on our behalf. RMR is owned by Messrs. Martin and Portnoy who are our managing directors. Messrs. Martin and Portnoy each have material interests in the transactions between us and RMR described above. All transactions between us and RMR are approved by our independent directors. Our independent directors have approved the renewal of the shared services agreement for its current term which will end December 31, 2005.

Messrs. Martin and Portnoy own the building in which our headquarters is located. Our lease for space was originally executed by FSQ. This lease expires in 2011. We paid rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2004, 2003 and 2002 of $561, $569 and $539, respectively.

Wells Fargo & Company beneficially owns 8.1% of our common shares. Wells Fargo Bank, N.A., an affiliate of Wells Fargo & Company, became the transfer agent and registrar for our common shares, effective as of December 13, 2004.

13.  Employee Benefit Plan

During 2001, we established an employee savings plan under the provisions of section 401(k) of the Internal Revenue Code.  All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their portion of the plan assets.  We do not contribute to this plan, but do pay certain expenses of the plan.  Plan expenses were $35, $23 and $24 for the years ended December 31, 2004, 2003 and 2002, respectively.

In connection with our acquisition of LTA, we assumed an additional employee savings plan under the provisions of section 401(k) of the Internal Revenue Code.  All former LTA employees are eligible to participate in this plan and are entitled, upon termination or retirement, to receive their portion of the plan assets.  We match a certain level of employee contributions to this plan and pay certain expenses of the plan.  The plan’s expenses, including our contribution to the plan, were $13 for the year ended December 31, 2004.

14.  Fair Value of Financial Instruments

Our financial instruments are limited to cash and cash equivalents, accounts receivable, accounts payable, continuing care contracts, mortgage notes receivable and payable.  The fair value of these financial instruments was not materially different from their carrying values at December 31, 2004 and 2003.  Our estimates of fair values were based on current market prices and discounted cash flow analysis.

15. Commitments and Contingencies

Connecticut Strike Costs.  During 2001, we incurred costs to hire temporary staff and to provide security services for residents and temporary employees during a Connecticut labor strike.  At the time of this strike, the Governor of Connecticut and the Connecticut Department of Social Services agreed to adjust Medicaid rates to compensate for a portion of these increased costs.  During 2004, we received $666, which represents substantially all amounts due from the Connecticut Department of Social Services related to this matter.

Receivables from United States Department of Health and Human Services.  During 2000, we assumed the operations of 40 nursing homes from Integrated Health Services, Inc. and certain related entities, collectively, IHS, a company then in bankruptcy, pursuant to a court approved settlement agreement.  Because of complex legal and governmental processes necessary to transfer nursing home licenses and Medicare and Medicaid payments, arrangements were agreed upon for IHS to continue to receive payments from Medicare and Medicaid payors for services provided at the nursing homes following our assumption of operations, including an agreement among us, IHS and the Secretary of the United States Department of Health and Human Services, or HHS.  These arrangements were approved by the bankruptcy court and generally honored by IHS with respect to approximately $42,000 received by IHS for our account.  We initially believed IHS had received an additional $2,000 that was due to us.  When IHS refused to pay this amount, we commenced suit against IHS in the bankruptcy court in August 2002.  Following the filing of the suit, settlement discussions were started.  In December 2002, IHS paid approximately $700 of the receivable balance.  IHS has asserted that it is only obligated to deliver funds it received from Medicare and Medicaid payors, including HHS, and that HHS has withheld payments that are due to us.  In March 2003, we commenced suit against IHS, HHS and the State of Colorado Department of Healthcare Policy and Financing concerning the remaining receivable balance.  Shortly after we commenced this litigation, settlement was reached with the State of Colorado providing us a payment of approximately $400.  In December 2003, the court granted a motion to dismiss HHS, but took no action on IHS’s motion to dismiss.  In January 2004, we appealed the court’s decision to dismiss HHS.  On February 24, 2004, the court denied in all material respects IHS’s motion to dismiss.  We intend to pursue these claims, but we cannot predict the outcome of this litigation.

SLS Management Agreements.  During 2002, about the time Marriott decided to sell MSLS to Sunrise, we and Senior Housing became involved in litigation with Marriott and MSLS.  On January 7, 2004, we and Senior Housing settled the pending litigation with Marriott and MSLS.  Under the terms of the settlement, we and Senior Housing, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation.  Also, under the terms of the settlement, Marriott paid to us and Senior Housing $1,250 each.  The settlement was a compromise of the parties’ disputes entered into to avoid the expense and inconvenience of litigation and neither we or Senior Housing, nor Marriott or MSLS, has admitted any liability, violation of law or wrongdoing in connection with the matters in the litigation.  We believe the settlement resolves all of our litigation with Marriott. This settlement does not affect our or Senior Housing’s rights vis-à-vis SLS or Sunrise which arise by reason of the events that occurred after Sunrise purchased MSLS.  This settlement payment is included in other income for the year ended December 31, 2004.

16.  Segment Information

We operate substantially in one reportable segment, which is the business of operating senior living communities, including independent living and congregate care communities, assisted living communities and nursing homes.  All of our operations and assets are located in the United States.

17.  Selected Quarterly Financial Data (Unaudited)

Following is summary unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$150,141	$153,348	$155,248	$169,268
Net income from continuing operations	1,142	1,067	869	912
Net income	691	943	891	766
Net income per common share	$0.08	$0.11	$0.10	$0.09

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$141,597	$140,499	$145,964	$147,122
Net income from continuing operations	(2,189)	(1,427)	(733)	(2,141)
Net loss	(2,537)	(1,974)	(1,166)	(2,262)
Loss per common share	$(0.27)	$(0.24)	$(0.14)	$(0.27)

18.  Subsequent Events

In January 2005, we agreed to acquire six assisted living communities for approximately $63,500 from six limited liability companies known as Gordon Health Care Ventures, LLC, or Gordon.  We intend to finance this acquisition with cash on hand, borrowings under our line of credit and mortgage or sale leaseback transactions for some of the communities being purchased or for certain other unencumbered communities which we currently own.  Completion of this acquisition is subject to various conditions customary in multi-community healthcare transactions of this type, including completion of diligence, licensing and receiving third party consents.  We expect this acquisition to close during the second quarter of 2005, but there is no assurance that it will close.

In March 2005, we acquired one assisted living community for a purchase price of approximately $6,900, excluding closing costs, and commenced operations at that community.  We funded the purchase price with cash on hand.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

By:	/s/ Evrett W. Benton
Evrett W. Benton
President and Chief Executive Officer

Dated:  March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evrett W. Benton	President and Chief Executive	March 29, 2005
Evrett W. Benton	Officer

/s/ Bruce J. Mackey Jr.	Chief Financial Officer and Treasurer	March 29, 2005
Bruce J. Mackey Jr.	(Principal Accounting Officer)

/s/ Barry M. Portnoy
Barry M. Portnoy	Managing Director	March 29, 2005

/s/ Gerard M. Martin
Gerard M. Martin	Managing Director	March 29, 2005

/s/ Bruce M. Gans
Bruce M. Gans	Director	March 29, 2005

/s/ Barbara D. Gilmore
Barbara D. Gilmore	Director	March 29, 2005

/s/ Arthur G. Koumantzelis
Arthur G. Koumantzelis	Director	March 29, 2005