Form 10-Q
period 2005-03-31
FIVE STAR QUALITY CARE INC
filed 2005-05-13
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of Common Shares outstanding at May 12, 2005: 12,246,634 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

MARCH 31, 2005

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.     Financial Information

Item 1.  Financial Statements

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,104	$26,194
Accounts receivable, net of allowance of $5,788 and $5,278 at March 31, 2005 and December 31, 2004, respectively	37,118	36,742
Prepaid expenses	6,443	10,417
Other current assets	5,862	2,690
Total current assets	69,527	76,043

Property and equipment, net	104,176	95,189
Restricted cash - insurance arrangements	18,943	17,611
Restricted cash - other	12,294	12,753
Mortgage notes receivable	6,076	6,099
Goodwill	11,551	11,548
Other long term assets	2,131	3,742
	$224,698	$222,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,835	$12,625
Accrued expenses	14,869	13,951
Accrued compensation and benefits	9,223	11,382
Due to Senior Housing Properties Trust	7,986	7,961
Due to Sunrise Senior Living, Inc.	965	309
Mortgage notes payable	493	463
Accrued real estate taxes	4,539	3,449
Security deposit liability	3,676	3,325
Other current liabilities	5,666	5,656
Total current liabilities	58,252	59,121

Long term liabilities:
Mortgage notes payable	41,746	42,118
Continuing care contracts	9,170	9,094
Other long term liabilities	18,014	16,748
Total long term liabilities	68,930	67,960

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 20,000,000 shares authorized, 12,226,634 and 12,096,634 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	121	121
Additional paid-in capital	114,753	114,394
Accumulated deficit	(17,358)	(18,611)
Total shareholders’ equity	97,516	95,904
	$224,698	$222,985

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2005	2004

Revenues:
Net revenues from residents	$177,201	$147,974
Pharmacy revenue	5,256	2,167
Total revenues	182,457	150,141

Operating expenses:
Wages and benefits	94,242	81,132
Other operating expenses	42,795	36,453
Pharmacy expenses	5,024	1,951
Management fee to Sunrise Senior Living Services, Inc.	5,620	4,633
Rent expense	24,459	20,127
General and administrative	7,008	5,118
Depreciation and amortization	1,601	973
Total operating expenses	180,749	150,387

Operating income (loss)	1,708	(246)
Interest and other income	137	1,350
Interest expense	(615)	(146)

Income from continuing operations before income taxes	1,230	958
Provision for income taxes	35	—
Income from continuing operations	1,195	958

Income from discontinued operations	58	(451)

Net income	$1,253	$507

Weighted average shares outstanding	12,212	8,514

Basic and diluted income (loss) per share from:
Continuing operations	$0.10	$0.11
Discontinued operations	—	(0.05)
Net income per share	$0.10	$0.06

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$1,253	$507
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,601	973
Income (loss) from discontinued operations	(58)	451
Provision for bad debt expense	510	655
Changes in assets and liabilities:
Accounts receivable	(886)	(1,687)
Prepaid expenses and other current assets	2,304	45
Accounts payable and accrued expenses	(2,935)	230
Accrued compensation and benefits	(2,159)	2,139
Due to Sunrise Senior Living Services, Inc.	656	(7,766)
Due from Senior Housing Properties Trust	25	(10)
Other current and long term liabilities	5,102	98
Cash provided by (used in) operating activities	5,413	(4,365)

Net cash provided by (used in) discontinued operations	58	(451)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts	(3,096)	(4,254)
Withdrawals from restricted cash for purchases of furniture, fixtures and equipment	2,223	600
Acquisition of real estate	(6,900)	—
Proceeds from real estate sales	3,738	22,512
Proceeds from disposition of assets held for sale	—	(2,479)
Furniture, fixtures and equipment purchases	(7,184)	(394)
Cash (used in) provided by investing activities	(11,219)	15,985

Cash flows from financing activities:
Repayments of borrowings on revolving credit facility	—	(19,500)
Proceeds from borrowings on revolving credit facility	—	15,500
Repayments of mortgage note payable	(342)	(6,436)
Cash used in financing activities	(342)	(10,436)

Change in cash and cash equivalents	(6,090)	733
Cash and cash equivalents at beginning of period	26,194	21,236
Cash and cash equivalents at end of period	$20,104	$21,969

Supplemental cash flow information:
Cash paid for interest	$639	$158

Non-cash investing and financing activities:
Issuance of common stock	—	7

See accompanying notes.

Note 1.  Basis of Presentation and Organization

The accompanying consolidated financial statements of Five Star Quality Care, Inc. have been prepared without audit.  Certain information and disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

On March 20, 2005, we acquired a 62 unit assisted living community located in Georgia for approximately $6,900.  We financed the acquisition with cash on hand.  Our consolidated financial statements include the results of that community’s operations since that date.  All of the revenues from this community come from residents’ private resources.  We have allocated the purchase price to land, building and equipment based upon the estimated fair value of the assets acquired at the date of acquisition.  We are obtaining valuations of the land, building and equipment and certain intangible assets, if any. We may change the amount of the purchase price allocated as a result of such valuations.  Pro forma results of this community’s operations have not been presented in this Quarterly report on Form 10-Q because the effect of this acquisition is not material to our results of operations.

As of March 31, 2005, excluding communities we managed under third party management contracts, we operated 149 communities containing 16,637 living units, including 97 primarily independent and assisted living communities containing 11,788 living units and 52 nursing homes containing 4,849 living units. Of our 97 primarily independent and assisted living communities, we lease 77 communities containing 10,308 living units from Senior Housing Properties Trust, or Senior Housing, our former parent, including 30 communities which are directly operated for our account by Sunrise Senior Living Services, or SLS, a wholly owned subsidiary of Sunrise Senior Living, or Sunrise, and we own or lease 20 communities containing 1,480 living units from parties other than Senior Housing.  All but one of our nursing homes are leased from Senior Housing. Our 149 communities include 4,960 independent living apartments, 5,110 assisted living suites, 283 special care beds and 6,284 skilled nursing beds.  We also operate two institutional pharmacies.

Note 2.  Income Taxes

For the three months ended March 31, 2005, we utilized tax loss carry forwards to offset our taxable income. During the three months ended March 31, 2005, we provided $35 for alternative minimum taxes that are payable without regard to the tax loss carry forwards we have accumulated.

We pay franchise taxes in certain states in which we have operations.  We have included the franchise taxes in general and administrative and other operating expenses in our consolidated statements of operations.

Note 3.  Per Common Share Amounts

Net income per share for the periods ended March 31, 2005 and 2004 is computed using the weighted average number of shares outstanding during the periods.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Note 4.  Accounts Related to Management Agreements with SLS

We provide SLS with working capital, consisting primarily of cash and cash equivalents, inventories, trade accounts receivable and accounts payable, for the 30 communities that it manages for us.  Although SLS controls and maintains this working capital on our behalf, we include the individual components of working capital for these communities in our consolidated balance sheet.

Restricted cash, other, as of March 31, 2005, includes $5,530 escrowed for future capital expenditures at communities managed by SLS, and $3,805 of escrowed security deposits from residents of certain of these communities.  We have received advanced payments from some residents of communities that SLS manages.  We report the refundable amount of these payments as liabilities and the nonrefundable amount as deferred revenue that we amortize into revenues during the periods we expect to provide services and accommodations to the residents.

Note 5.  Indebtedness

On May 9, 2005, we entered into a new $25,000 revolving credit facility to replace our existing revolving credit facility which had been previously scheduled to mature in October 2005.  The new $25,000 revolving credit facility is secured by some of our accounts receivable and the amount which we may borrow is subject to limitations based upon qualifying collateral. The interest rate on borrowings is LIBOR plus a premium.  The new facility is available for acquisitions, working capital and general business purposes until May 9, 2007.  In certain circumstances, and subject to available collateral and lender approvals, the maximum amounts that we may borrow under this credit facility may be increased to $50,000.  As of March 31, 2005, no amounts were outstanding under our prior credit facility and, as of May 12, 2005, no amounts were outstanding under our new credit facility.  Interest expense and other associated costs related to our prior facility were $10 and $114 for the three months ended March 31, 2005 and 2004, respectively.

On April 19, 2004, we purchased from Senior Housing a property that was previously leased to us.  We funded part of the purchase price with proceeds we received from a Department of Housing and Urban Development, or HUD, insured mortgage.  Seven of the properties acquired by us on November 19, 2004 from LTA Holdings, Inc., or LTA, are encumbered by nine mortgages.  These nine mortgages are also insured by HUD.  Interest expense on the mortgages was $605 for the three months ended March 31, 2005, which is net of mortgage premium amortization of $43.

Note 6.  Related Party Transactions

During 2005, pursuant to the terms of our leases with Senior Housing, we sold, at cost, $3,738 of improvements made to properties leased to Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amounts Senior Housing paid, or $374.

Note 7.  Pro Forma Results

In November 2004, we purchased 100% of the capital stock of LTA for approximately $211,000, exclusive of closing costs.  To finance this acquisition, we entered into a $148,200 sale leaseback transaction with Senior Housing for 31 of the communities acquired from LTA. We funded the balance of the purchase price with cash on hand and by assuming HUD insured long term mortgage debt and an operating lease for four communities from Health Care Property Investors, or HCPI.  Had we acquired LTA as of January 1, 2004, on a pro forma basis, our revenues and income from continuing operations would have been $189,764 and $1,142, respectively, for the three months ended March 31, 2004.

Note 8.  Discontinued Operations

During the first quarter of 2004, we ceased operations at one assisted living community that we lease from Senior Housing  and  that SLS managed for us.  We and Senior Housing are exploring other uses for this property as well as its potential sale.  As of March 31, 2005, we have disposed of substantially all of our assets and settled all liabilities related to this closed community.  We have reclassified the statement of operations for all periods presented to show the results of operations of this community as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three months ended March 31, 2005 and 2004:

	2005	2004
Revenues	$—	$285
Expenses	(58)	734
Net income (loss)	$58	$(451)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Key Statistical Data (for the three months ended March 31, 2005 and 2004):

The following tables present an overview of our operations for the quarters ended March 31, 2005 and 2004:

	2005	2004	$Variance	Change
Net revenues from residents (in 000s)	$177,201	$147,974	$29,227	20%
Pharmacy revenue (in 000s)	5,256	2,167	3,089	143%
Wages and benefits (in 000s)	94,242	81,132	13,110	16%
Other operating expenses (in 000s)	42,795	36,453	6,342	17%
Pharmacy expenses (in 000s)	5,024	1,951	3,073	158%
Management fee to SLS (in 000s)	5,620	4,633	987	21%
Rent expense (in 000s)	24,459	20,127	4,332	22%
General and administrative (in 000s)	7,008	5,118	1,890	37%
Depreciation and amortization (in 000s)	1,601	973	628	65%
Interest and other income (in 000s)	137	1,350	(1,213)	-90%
Interest expense (in 000s)	615	146	469	321%
Provision for income taxes (in 000s)	35	—	35	—
Income (loss) from discontinued operations (in 000s)	58	(451)	509	113%
Net income	1,253	507	746	147%

No. of communities (end of period)	149	100	—	49
No. of living units (end of period)	16,637	13,832	—	2,805
Occupancy	90%	88%	—	2%
Average daily rate	$132	$135	—	-2%
Revenue per day per available unit	$118	$119	—	-1%
Percent of revenues from Medicare	15%	15%	—	—
Percent of revenues from Medicaid	22%	25%	—	-3%
Percent of revenues from private and other sources	63%	60%	—	3%

Comparable communities (communities that we operated continuously since January 1, 2004):

	2005	2004	$Variance	Change
Net revenues from residents (in 000s)	$156,658	$147,974	$8,684	6%
Community expenses (in 000s)	121,672	117,585	4,087	3%
No. of communities (end of period)	100	100	—	—
No. of living units (end of period)	13,832	13,832	—	—
Occupancy	91%	88%	—	3%
Average daily rate	$138	$135	—	2%
Revenue per day per available unit	$126	$119	—	6%
Percent of revenues from Medicare	18%	15%	—	3%
Percent of revenues from Medicaid	24%	25%	—	-1%
Percent of revenues from private and other sources	58%	60%	—	-2%

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

The 20% increase in net revenues from residents is due primarily to the 47 communities we acquired in November 2004 and higher per diem charges to residents. The 6% increase in net revenues from residents at the communities that we have operated continuously since January 1, 2004 is due primarily to 2% higher per diem charges to residents and a 3% increase in occupancy.  The increase in revenues from our two pharmacies is a result of our acquiring one of these pharmacies during the third quarter of 2004.

Our 16% increase in wages and benefits costs is primarily due to the 47 communities we acquired in November 2004 and wage increases.  The 17% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, is primarily a result of the 47 communities we acquired in November 2004 and increased charges from third parties.  The community expenses for the communities that we have operated continuously since January 1, 2004 have increased by 3% principally due to wage and benefit increases.  The increase in pharmacy expenses is a result of our acquiring one of these pharmacies during the third quarter of 2004.  Management fees related to the 30 communities that SLS manages for us increased by 21% because of the increased revenues at these communities and a contractual increase in the effective management fee calculation.  The 22% rent expense increase is due to the addition of communities that we began to lease in 2004, and our payment of additional rent for capital improvements which have been funded by Senior Housing since January 1, 2004.

The 37% increase in general and administrative expenses for the three months ended March 31, 2005 is primarily due to costs resulting from our increased operations as a result of our acquisition in November 2004 of 47 communities, integration costs associated with our acquisition of those communities as well as increased audit and professional services fees attributable to compliance with provisions of the Sarbanes-Oxley Act of 2002.

The 65% increase in depreciation expense for the three months ended March 31, 2005 is primarily attributable to our purchase of furniture and fixtures related to the communities managed by SLS and our acquisition of 16 communities as a result of the LTA acquisition in November 2004.

Our interest and other income decreased by $1.2 million primarily due to the amounts received in connection with our January 2004 settlement with Marriott and MSLS, whereby we and Senior Housing were each paid $1.3 million.  Under the terms of the settlement, we and Senior Housing, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation.

Our interest expense increased by $469,000 primarily due to the mortgages we assumed in connection with LTA acquisition.  This increase was partially offset by no amounts being drawn under our revolving credit facility in the three months ended March 31, 2005, compared to multiple draws in the same period of 2004.

We accrued $35,000 for federal alternative minimum income taxes during the three months ended March 31, 2005.  This provision was not required for the three months ended March 31, 2004.  There is no provision for regular income taxes because we have net operating loss carry forwards.

Income from discontinued operations for the three months ended March 31, 2005 was $58,000, compared to a loss of $451,000 for the three months ended March 31, 2004.  This improvement is primarily the result of a reduction of insurance reserves for the three months ended March 31, 2005, compared to the three months ended March 31, 2004 when we ceased operations at one property.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets at March 31, 2005 were $69.5 million compared to $76.0 million at December 31, 2004.  The decrease in current assets is primarily related to our acquisition in March 2005 of an assisted living community for $6.9 million which we financed using cash on hand.  At March 31, 2005, we had cash and cash equivalents of $20.1 million.

We lease 128 communities from Senior Housing under four leases. Our leases with Senior Housing require us to pay minimum rent of $96.2 million annually and percentage rent beginning in 2006. We believe we are in compliance with the terms of our leases with Senior Housing.

Upon our request, Senior Housing reimburses our capital expenditures made at the communities we lease from Senior Housing and increases our rent expense pursuant to contractual formulas.  Senior Housing reimbursed us $3.7 million during the three months ended March 31, 2005 for capital expenditures made at these leased communities and increased our annual rent by approximately $374,000.

Our revenues from services to residents at our communities are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures. At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs. For the three months ended March 31, 2005 and 2004, respectively, 37% and 40% of our total revenues were derived from these programs.  Medicare and Medicaid revenues were earned primarily at our 51 nursing homes.  Our Medicare revenues totaled $27.2 million and $22.2 million for the three months ended March 31, 2005 and 2004, respectively.  In October 2004, Medicare rates increased by approximately 3%.  Our increase in Medicare revenues between 2004 and 2005 is a result of these rate increases and an increase in the number of residents eligible for Medicare in the three months ended March 31, 2005 compared to the same period in 2004.  Our Medicaid revenues totaled $38.1 million and $37.7 million for the three months ended March 31, 2005 and 2004, respectively. President Bush has recently proposed various reductions in Medicare and Medicaid rates to be phased in during the next several years.  In addition, some of the states in which we operate have not raised rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding. The magnitude of the potential Medicare and Medicaid rate reductions, and the impact of the failure of these programs to increase rates to match increasing expenses, cannot currently be estimated, but it may be material to our operations and may affect our future results of operations and may produce losses.

Recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance, which are affecting the senior living industry, may continue to have a material adverse impact upon our future results of operations.

Prior to July 2004, pursuant to existing contract terms, a portion of our management fee payable to SLS was conditional, based on exceeding a threshold of net operating income that was not achieved and, therefore, was not being paid. As of July 2004, this portion of the management fee is no longer conditional and we are now required to pay the full fee. We expect the annual amount of this additional management fee to be approximately $3.0 million per year. We expect improvements in our operations may offset this increased cost, but our efforts in this regard may not be successful.

Our revolving credit facility limits our ability to incur debt as more fully described below in “Debt Instruments and Covenants”. The terms of our leases with Senior Housing contain provisions whereby Senior Housing may cancel our rights under these agreements upon the acquisition of more than 9.8% of our voting stock by any person or group, and upon other “change of control” events.  These leases also limit our ability to create, incur, assume or guarantee indebtedness.

During 2003, Senior Housing agreed to sell us two nursing homes in Michigan that we leased from Senior Housing. The purchase price was $10.5 million, the appraised value of the properties. In April 2004, we purchased one of these properties from Senior Housing for $5.9 million. We financed this acquisition with $5.0 million of proceeds we received from a new HUD insured mortgage and by using cash on hand. We expect the second purchase to occur during 2005 and we intend to finance this purchase with proceeds that we receive from a second HUD insured mortgage and with available cash.  Under the terms of our lease with Senior Housing, upon completion of the second purchase, the annual rent payable under our lease will be reduced by 10% of the sale price we pay to Senior Housing.

On January 21, 2005, we agreed to purchase six assisted living communities from six limited liability companies known collectively as Gordon Healthcare Ventures LLC, or Gordon.  We intend to finance this acquisition with cash on hand, borrowings under our line of credit and mortgage or sale leaseback transactions for some of the communities being purchased or for certain other communities which we currently own.  Completion of this acquisition is subject to various conditions customary in multi-community healthcare transactions of this type, including completion of diligence, licensing and receiving third party consents.  We expect this acquisition to close during the second quarter of 2005, but there is no assurance that it will close.

We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, for our fiscal year ending December 31, 2005 if the market value of our common equity held by non-affiliates exceeds $75 million as of June 30, 2005, or in any event, for our fiscal year ending December 31, 2006.  Based on the closing price of our stock on May 12, 2005, the market value of our common equity held by non-affiliates was $71.0 million.  We have commenced our plan for complying with Section 404 and are currently in the process of documenting our processes and controls.  We expect to devote substantial time and effort and incur substantial costs in complying with Section 404 in fiscal year 2005 and thereafter.

As of March 31, 2005, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$42,239	$493	$1,016	$1,967	$38,763
Operating Lease Obligations (2)	1,334,276	97,398	292,194	292,194	652,490
Purchase Obligations (3)	69,100	69,100	—	—	—
Other Long Term Liabilities Reflected on our Balance Sheet under GAAP (4)	21,356	—	13,226	5,850	2,280
Total	$1,466,971	$166,991	$306,436	$300,011	$693,533

(1)                                  These amounts represent amounts due under several HUD insured mortgages.

(2)                                  These amounts represent minimum lease payments to Senior Housing and HCPI through 2014 and 2020.  They do not include percentage rent that may be payable under these leases.

(3)                                  $4.6 million of this amount represents our obligation to purchase a property from Senior Housing.  This obligation is contingent upon our receiving HUD insured financing for a significant part of the purchase price.  The remaining amount results from our agreement to acquire Gordon as discussed above.  The contractually agreed upon price to acquire Gordon is $63.5 million, but this price may change as a result of our diligence of Gordon which is currently on-going.  We have estimated that we may incur another $1.0 million of closing costs in connection with the Gordon acquisition.  Completion of the Gordon acquisition is subject to various conditions, including the ones discussed above.

(4)                                  These amounts include liabilities for continuing care contracts which require residents to make advance payments, some of which are refundable and continuously carried as liabilities and some of which are not refundable and are carried as liabilities until they are recognized as revenues over the periods during which we expect to provide the service. These amounts also include insurance reserves related to workers compensation and professional liability insurance.

As of May 12, 2005, we have no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges or material joint ventures or partnerships.

Debt Instruments and Covenants

In May 2005, we entered into a new revolving credit facility.  The interest rate on borrowings under this facility is based on LIBOR  plus a premium.  The maximum amount available under this facility is $25.0 million and is subject to limitations based upon qualifying collateral.  We are the borrower under the revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility.  The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants requiring the maintenance of collateral, minimum net worth and certain other financial ratios, and places limits on our ability to incur or assume debt or create liens with respect to certain of our properties, and other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $50.0 million. The termination date of the facility is May 9, 2007.  The termination date may be extended twice, in each case by twelve months, subject to lender approval and other conditions.  As of March 31, 2005, no amounts were outstanding under our prior revolving credit facility.  At May 12, 2005, we believe we are in compliance with all applicable covenants under our new revolving credit agreement and no amounts are outstanding thereunder.

In April 2004, we purchased a property from Senior Housing for $5.9 million.  We financed this acquisition with $5.0 million in proceeds we received from a HUD insured mortgage and with cash on hand.  The interest cost on this debt is 5.6% per year.  Principal and interest is due monthly through April 2039.  This mortgage contains standard

HUD mortgage covenants.  At May 12, 2005, we believe we are in compliance with all material covenants of this mortgage.

In November 2004, in connection with our acquisition of LTA, we assumed $30.9 million of HUD insured mortgages. The interest cost on these mortgages is a weighted average rate of 7.1% per year. Principal and interest are due monthly through varying dates ranging from February 2032 to June 2039. Mortgage premiums totaling $6.5 million were recorded in accounting for the acquisition of the mortgaged properties in order to record the assumed mortgages at their estimated fair value.  The mortgage premiums will be amortized as a reduction to interest expense over the period the mortgages remain outstanding.  These mortgages are secured by seven of our communities and contain standard HUD mortgage covenants.  At May 12, 2005, we believe we are in compliance with all material covenants of these mortgages.

Seasonality

Our business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, nursing home and assisted living residents are sometimes discharged to join family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home and assisted living residents that can result in increased costs or discharges to hospitals. As a result of these factors, nursing home and assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flow to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

Related Party Transactions

Of the 149 senior living communities we currently operate, 128 are leased from Senior Housing for total annual minimum rent of $96.2 million.

On April 19, 2004, we purchased one property from Senior Housing for its appraised value of $5.9 million that we previously leased.  The sale of a second property is expected to occur in 2005 for $4.6 million, its appraised value, but remains contingent upon our obtaining HUD insured financing.

During 2005, pursuant to the terms of our leases with Senior Housing, we sold to Senior Housing at cost $3.7 million of expenditures we had made at its properties, and our annual rent payable to Senior Housing was increased by 10% of Senior Housing’s purchase price, or $374,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk through our monitoring of available financing alternatives.  Other than as described below, we do not now anticipate any significant changes in our exposure to fluctuations in interest rates or in how we manage this risk in the future.  Our strategy to manage exposure to changes in interest rates remains unchanged since December 31, 2004.

Changes in market interest rates also affect the fair value of our debt obligations: increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  For example, based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $42.2 million mortgage debt outstanding on March 31, 2005, would increase by about $2.9 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $42.2 million mortgage debt would decline by about $2.6 million.

Our revolving credit facility bears interest at floating rates and matures in May 2007.  As of March 31, 2005, we had no amounts outstanding under our prior revolving credit facility and, as of May 12, 2005, we had no amounts outstanding under our new revolving credit facility.  We borrow in U.S. dollars and borrowings under our new revolving credit facility are subject to interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $25.0 million were drawn under our new credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $255,000 per year, or $0.02 per share, based on currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15.  Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR PENDING ACQUISITION OF SIX ASSISTED LIVING COMMUNITIES MAY NOT BE CONCLUDED BECAUSE OF CERTAIN MATTERS UNCOVERED DURING OUR DILIGENCE OF THOSE OPERATIONS OR OTHERWISE;

•                  WE MAY BE UNABLE TO MAINTAIN OR IMPROVE OUR FUTURE OCCUPANCY RATES AND AS A RESULT OUR REVENUES MAY DECLINE;

•                  THE IMPROVING ECONOMY MAY RESULT IN WAGE PRESSURES WHICH INCREASE OUR FUTURE COSTS;

•                  FUTURE MEDICARE AND MEDICAID RATES MAY BE LOWER THAN WE NOW ANTICIPATE;

•                  SLS’S OPERATIONS OF THE COMMUNITIES WHICH IT MANAGES FOR US MAY RESULT IN LOSSES TO US; OR

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

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO IMPLY THAT WE WILL RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q TO REFLECT THE FUTURE OCCURRENCE OF PRESENTLY UNANTICIPATED EVENTS.

Part II.   Other Information

Item 1.    Legal Proceedings

There have been no material developments during the first quarter of 2005 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 6.    Exhibits

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

10.1	Summary of Director Compensation. (Filed herewith.)

31.1	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

By: /s/ Evrett W. Benton
Evrett W. Benton
President and Chief Executive Officer
Dated: May 13, 2005

By: /s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: May 13, 2005