Form 10-Q
period 2005-06-30
FIVE STAR QUALITY CARE INC
filed 2005-08-11
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of Common Shares outstanding at August 10, 2005: 12,246,634 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2005

As used herein, the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.     Financial Information

Item 1.  Financial Statements

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,704	$26,194
Accounts receivable, net of allowance of $4,794 and $5,278 at June 30, 2005 and December 31, 2004, respectively	39,252	36,742
Prepaid expenses	5,308	10,417
Other current assets	5,989	2,690
Total current assets	69,253	76,043

Property and equipment, net	147,161	95,189
Restricted cash - insurance arrangements	19,888	17,611
Restricted cash – other	12,150	12,753
Mortgage notes receivable	6,036	6,099
Goodwill	14,842	11,548
Other long term assets	1,904	3,742
	$271,234	$222,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,842	$12,625
Accrued expenses	16,581	13,951
Accrued compensation and benefits	11,761	11,382
Due to Senior Housing Properties Trust	8,018	7,961
Due to Sunrise Senior Living Services, Inc.	2,211	309
Mortgage notes payable	551	463
Secured revolving credit facility	5,500	—
Accrued real estate taxes	6,399	3,449
Security deposit liability	4,446	3,325
Other current liabilities	9,269	5,656
Total current liabilities	74,578	59,121

Long term liabilities:
Mortgage notes payable	45,056	42,118
First mortgage line of credit from Senior Housing Properties Trust	24,000	—
Continuing care contracts	9,252	9,094
Other long term liabilities	19,754	16,748
Total long term liabilities	98,062	67,960

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 20,000,000 shares authorized, 12,246,634 and 12,096,634 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	121	121
Additional paid in capital	114,664	114,394
Accumulated deficit	(16,191)	(18,611)
Total shareholders’ equity	98,594	95,904
	$271,234	$222,985

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues:
Net revenues from residents	$179,072	$150,497	$356,163	$298,362
Pharmacy revenue	7,100	2,851	12,356	5,019
Total revenues	186,172	153,348	368,519	303,381

Operating expenses:
Wages and benefits	92,661	79,872	186,903	161,302
Other operating expenses	46,461	39,313	89,256	75,467
Pharmacy expenses	6,427	2,510	11,451	4,461
Management fee to Sunrise Senior Living Services, Inc.	5,620	4,557	11,240	9,191
Rent expense	24,556	20,455	49,015	40,582
General and administrative	6,501	4,817	13,508	9,935
Depreciation and amortization	2,130	865	3,731	1,839
Total operating expenses	184,356	152,389	365,104	302,777

Operating income	1,816	959	3,415	604
Interest and other income	320	206	566	1,664
Interest expense	(899)	(98)	(1,514)	(245)

Income from continuing operations before income taxes	1,237	1,067	2,467	2,023
Provision for income taxes	38	—	73	—
Income from continuing operations	1,199	1,067	2,394	2,023

(Loss) income from discontinued operations	(32)	(124)	26	(574)

Net income	$1,167	$943	$2,420	$1,449

Weighted average shares outstanding	12,227	8,526	12,219	8,520

Basic and diluted income (loss) per share from:
Continuing operations	$0.10	$0.13	$0.20	$0.24
Discontinued operations	—	(0.02)	—	(0.07)
Net income per share	$0.10	$0.11	$0.20	$0.17

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six months ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$2,420	$1,449
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,731	1,839
Loss (income) from discontinued operations	(26)	574
Provision (credit) for bad debt expense	(505)	1,791
Changes in assets and liabilities:
Accounts receivable	(32)	(3,800)
Prepaid expenses and other current assets	3,822	1,474
Accounts payable and accrued expenses	(2,871)	2,542
Accrued compensation and benefits	379	(10)
Due to (from) Sunrise Senior Living Services, Inc.	1,902	(6,134)
Due to Senior Housing Properties Trust	57	785
Other current and long term liabilities	10,828	5,851
Cash provided by operating activities	19,705	6,361

Net cash provided by (used in) discontinued operations	26	(574)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts	(5,640)	(6,331)
Withdrawals from restricted cash for purchases of furniture, fixtures and equipment	4,103	3,961
Acquisition of real estate	(64,900)	—
Acquisition of pharmacy, net of cash acquired	(4,630)	—
Proceeds from real estate sales	21,836	22,512
Proceeds from disposition of assets held for sale	7,726	5,084
Furniture, fixtures and equipment purchases	(18,242)	(14,316)
Cash (used in) provided by investing activities	(59,747)	10,910

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	12,000	15,500
Repayments of borrowings on revolving credit facility	(6,500)	(19,500)
Proceeds from first mortgage line of credit	24,000	—
Proceeds from mortgage note payable	3,485	5,007
Repayments of mortgage notes payable	(459)	(6,436)
Cash provided by (used in) financing activities	32,526	(5,429)

Change in cash and cash equivalents	(7,490)	11,268
Cash and cash equivalents at beginning of period	26,194	17,611
Cash and cash equivalents at end of period	$18,704	$28,879

Supplemental cash flow information:
Cash paid for interest	$1,277	$222

Non-cash investing and financing activities:
Issuance of common stock	25	7

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

On March 20, 2005, we acquired a 62 unit assisted living community located in Georgia for approximately $6,900.  We financed the acquisition with cash on hand.  On June 3, 2005, we acquired six assisted living communities from Gordon Health Ventures, LLC, or Gordon, for approximately $58,000, plus closing costs of approximately $1,000.  These communities have a licensed resident capacity of 654 and are located in western Pennsylvania.  We funded this purchase using $10,000 drawn under our recently expanded revolving credit facility and proceeds of a sale leaseback transaction and a mortgage transaction with Senior Housing Properties Trust, or Senior Housing.  We sold four of our assisted living communities, including the community acquired in March 2005 discussed above, to Senior Housing for $24,000 and Senior Housing leased these communities back to us for initial rent of $2,160 per annum.  Senior Housing also provided a $43,500 first mortgage line of credit secured by the six Gordon communities.  We borrowed $24,000 under the first mortgage line of credit when we closed the Gordon purchase and the balance may be drawn by us to finance future acquisitions or for other business purposes.  Our consolidated financial statements include the results of these communities operations since their date of acquisition.  All of the communities’ revenues come from residents’ private resources.  We acquired these communities because they complemented our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources.  We have allocated the purchase price of the communities to land, building and equipment based upon the estimated fair value of the assets acquired.  We are obtaining independent valuations of the land, building and equipment and certain intangible assets.  We may change the amount of the purchase price allocated as a result of such valuations.

On June 3, 2005, we acquired an institutional pharmacy business located in Omaha, Nebraska for approximately $4,500.  This pharmacy services approximately 1,900 residents at 44 senior care facilities and operates a mail order pharmacy business serving approximately 25,000 customers in 38 states.  Our consolidated financial statements include the results of this pharmacy’s operations since that date.  We allocated approximately $1,900 of the purchase price to working capital based upon the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  We allocated the remainder of the purchase price to certain identifiable intangible assets, which we amortize over their expected economic lives, and to goodwill, which we do not amortize.  We are obtaining independent valuations of certain intangible assets.  We may change the amount of the purchase price allocated to identifiable intangible assets and goodwill as a result of such valuations.

As of June 30, 2005, excluding communities we managed under third party management contracts, we operated 155 communities containing 17,329 living units, including 103 primarily independent and assisted living communities containing 12,488 living units and 52 nursing homes containing 4,841 living units. Of our 103 primarily independent and assisted living communities, we lease 81 communities containing 10,688 living units from Senior Housing, including 30 communities which are operated for our account by Sunrise Senior Living Services Inc., or SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise, and we own or lease from parties other than Senior Housing 22 communities containing 1,800 living units.  All but two of our nursing homes are leased from Senior Housing.  Our 155 communities include 4,960 independent living apartments, 5,810 assisted living suites, 283 special care beds and 6,276 skilled nursing beds.  We also operate three institutional pharmacies, one of which is also a mail order pharmacy.

Note 2.  Income Taxes

For the three and six months ended June 30, 2005, we utilized tax loss carry forwards to offset our taxable income. During the three and six months ended June 30, 2005, we provided $38 and $73, respectively, for alternative minimum taxes that are payable without regard to the tax loss carry forwards we have accumulated.  At June 30, 2005, we estimate that we had approximately $2,403 in tax loss carry forwards for federal income tax purposes.

We pay franchise taxes in certain states in which we have operations.  We include the franchise taxes in general and administrative and other operating expenses in our consolidated statement of income.

Note 3.  Per Common Share Amounts

Net income per share for the periods ended June 30, 2005 and 2004 is computed using the weighted average number of shares outstanding during the periods.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

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

Restricted cash, other, as of June 30, 2005, includes $5,936 escrowed for future capital expenditures at communities managed by SLS, and $3,093 of escrowed security deposits from residents of certain of these communities.  We have received advanced payments from some residents of communities that SLS manages.  We report the refundable amount of these payments as liabilities and the nonrefundable amount as deferred revenue that we amortize into revenues during the periods we expect to provide services and accommodations to the residents.

Note 5.  Indebtedness

On May 9, 2005, we entered into a $25,000 revolving credit facility to replace our existing revolving credit facility which had been scheduled to expire in October 2005.  The $25,000 revolving credit facility is secured by some of our accounts receivable and the amount which we may borrow is subject to limitations based upon qualifying collateral. The interest rate on borrowings under the credit facility is LIBOR plus a premium.  The facility is available for acquisitions, working capital and general business purposes until May 9, 2007.  In certain circumstances, and subject to available collateral and lender approvals, the maximum amounts that we may borrow under this credit facility may be increased to $50,000.  As of June 30, 2005, $5,500 was outstanding under this credit facility and, as of August 10, 2005, $11,500 was outstanding under this credit facility.  Interest expense and other associated costs related to this facility and our prior revolving credit facility were $131 and $18 for the three months ended June 30, 2005 and 2004, respectively, and $141 and $132 for the six months ended June 30, 2005 and 2004, respectively.

In April 2004, we purchased a property that we had leased from Senior Housing.  We financed part of the purchase price with proceeds we received from a Department of Housing and Urban Development, or HUD, insured mortgage.  Seven of the properties acquired by us in November 2004 from LTA Holdings, Inc., or LTA, are encumbered by nine mortgages.  These nine mortgages are also insured by HUD.  In May 2005, we purchased an additional property that we had leased from Senior Housing.  We financed part of the purchase price with proceeds we received from an additional HUD insured mortgage.  Mortgage interest expense, net of premium amortization, was $550 and $79 for the three months ended June 30, 2005 and 2004, respectively, and $1,155 and $79 for the six months ended June 30, 2005 and 2004, respectively.

In June 2005, we acquired six assisted living communities from Gordon for approximately $58,000, plus closing costs of approximately $1,000.  We funded this purchase using $10,000 drawn under our recently expanded revolving credit facility, as well as a new sale leaseback and first mortgage line of credit with Senior Housing that is secured by the six Gordon communities.  The mortgage line of credit is for up to $43,500, of which $24,000 was drawn at closing and the balance may be drawn by us to finance future acquisitions or for other business purposes.  The mortgage bears interest at 9% per annum and may be prepaid at any time, without penalty, before it expires on June 30, 2007.  Interest expense on this first mortgage line of credit was $218 for the three and six months ended June 30, 2005.

Note 6.  Related Party Transactions

Of the 155 senior living communities we currently operate, 131 are leased from Senior Housing for total annual minimum rent of $98,300.

On April 19, 2004, we purchased a property that we had leased from Senior Housing for its appraised value of $5,900.  In May 2005, we purchased another property that we had leased from Senior Housing for its appraised value of $4,600.  Both purchases were financed with proceeds received from two HUD insured mortgages and available cash on hand.

On June 3, 2005, we acquired six assisted living communities from Gordon for approximately $58,000, plus closing costs of approximately $1,000.  We funded this purchase using $10,000 drawn under our recently expanded revolving credit facility and proceeds of a sale leaseback transaction and a mortgage transaction with Senior Housing.  We sold four of our assisted living communities to Senior Housing for $24,000 and Senior Housing leased these communities back to us for initial rent of $2,160 per annum.  Beginning in 2007 we may be required to pay additional rent determined as a percentage of revenue increases at the leased communities.  Senior Housing also provided us with a $43,500 first mortgage line of credit secured by the six Gordon communities.  We borrowed $24,000 under the first mortgage line of credit when we closed the Gordon purchase and the balance may be drawn by us to finance future acquisitions or for other business purposes.  The mortgage bears interest at 9% per annum and may be prepaid at any time, without penalty, before it expires on June 30, 2007.

During 2005, pursuant to the terms of our leases with Senior Housing, we sold to Senior Housing, at cost, $7,701 of improvements made to properties leased to Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amount Senior Housing paid for the improvements, or $770.

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

On June 3, 2005, we acquired six assisted living communities from Gordon for approximately $58,000, plus closing costs.  To finance this acquisition, we drew $10,000 under our recently expanded revolving credit facility and entered into a $24,000 sale leaseback transaction with Senior Housing for four of our assisted living communities.  Senior Housing also provided us with a $43,500 first mortgage line of credit secured by the six Gordon communities.  We borrowed $24,000 under the first mortgage line of credit when we closed the Gordon purchase and the balance may be drawn by us to finance future acquisitions or for other business purposes.  The mortgage bears interest at 9% per annum and may be prepaid at any time, without penalty, before it expires on June 30, 2007.

Had we acquired LTA and the Gordon communities as of January 1, 2004, our revenues, income from continuing operations and income per share from continuing operations on a pro forma basis, would have been $178,106, $1,615 and $0.19, respectively, for the three months ended June 30, 2004 and $352,462, $2,639 and $0.31, respectively, for the six months ended June 30, 2004.

Had we acquired the Gordon communities as of January 1, 2005, our revenues, income from continuing operations and income per share from continuing operations on a pro forma basis would have been $189,485, $1,388 and $0.11, respectively, for the three months ended June 30, 2005 and $376,765, $2,858 and $0.23, respectively, for the six months ended June 30, 2005.

Note 8.  Discontinued Operations

During 2004, we ceased operations at one assisted living community that we lease from Senior Housing and that SLS managed for us.  We and Senior Housing are exploring other uses for this property as well as its potential sale.

As of June 30, 2005, we have disposed of substantially all of our assets and settled all liabilities related to this closed community.  We have reclassified the statement of operations for all periods presented to show the results of operations of this community as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$—	$—	$—	$282
Expenses	32	124	(26)	856
Net income (loss)	$(32)	$(124)	$26	$(574)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004:

The following tables present an overview of our operations for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
(dollars in thousands)	2005	2004	$Variance	Change
Net revenues from residents	$179,072	$150,497	$28,575	19%
Pharmacy revenue	7,100	2,851	4,249	149%
Wages and benefits	92,661	79,872	12,789	16%
Other operating expenses	46,461	39,313	7,148	18%
Pharmacy expenses	6,427	2,510	3,917	156%
Management fee to SLS	5,620	4,557	1,063	23%
Rent expense	24,556	20,455	4,101	20%
General and administrative	6,501	4,817	1,684	35%
Depreciation and amortization	2,130	865	1,265	146%
Interest and other income	320	206	114	55%
Interest expense	899	98	801	817%
Provision for income taxes	38	—	38	—
Income (loss) from discontinued operations	(32)	(124)	92	74%
Net Income	1,167	943	224	24%

No. of communities (end of period)	155	101	—	54
No. of living units (end of period)	17,329	13,967	—	3,362
Occupancy	90%	89%	—	1%
Average daily rate	$126	$133	-7	-5%
Revenue per day per available unit	$114	$118	-4	-3%
Percent of revenues from Medicare	17%	16%	—	1%
Percent of revenues from Medicaid	21%	27%	—	-6%
Percent of revenues from private and other sources	62%	57%	—	5%

Comparable communities (communities that we operated continuously since April 1, 2004):

	Three Months Ended June 30,
	2005	2004	$Variance	Change
Net revenues from residents (in 000s)	$156,398	$150,497	$5,901	4%
Community expenses (in 000s)	123,374	119,185	4,189	4%
No. of communities (end of period)	101	101	—	—
No. of living units (end of period)	13,929	13,929	—	—
Occupancy	90%	89%	—	1%
Average daily rate	$137	$133	4	3%
Revenue per day per available unit	$123	$118	5	4%
Percent of revenues from Medicare	19%	16%	—	3%
Percent of revenues from Medicaid	24%	27%	—	-3%
Percent of revenues from private and other sources	57%	57%	—	—

The 19% increase in revenues from residents is due primarily to the 47 communities we acquired in November 2004, the six communities we acquired in June 2005, higher per diem charges to residents and a 1% increase in occupancy.  The 4% increase in net revenues from residents at the communities that we have operated continuously since April 1, 2004 is due primarily to 3% higher per diem charges to residents and a 1% increase in occupancy.  The increase in revenues from our three pharmacies is a result of our acquiring one pharmacy in September 2004 and another pharmacy in June 2005.

Our 16% increase in wages and benefits costs is primarily due to the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and wage increases.  The 18% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and increased charges from third parties.  The community expenses for the communities that we have operated continuously since April 1, 2004 have increased by 4% principally due to wage and benefit increases.  The increase in pharmacy expenses is a result of our acquiring one pharmacy in September 2004 and another pharmacy in June 2005.  Management fees related to the 30 communities that SLS manages for us increased by 23% because of the increased revenues at these communities and a contractual increase in the calculation of the management fee.  The 20% rent expense increase is due to the addition of communities that we began to lease in 2004 and 2005, and our payment of additional rent for capital improvements purchased by Senior Housing since April 1, 2004.

The 35% increase in general and administrative expenses for the three months ended June 30, 2005 primarily results from our increased operations at the 47 communities we acquired in November 2004, integration costs associated with our acquisition of those communities and increased audit and professional services fees for compliance with the Sarbanes Oxley Act of 2002.

The 146% increase in depreciation and amortization for the three months ended June 30, 2005 is primarily attributable to our purchase of furniture and fixtures related to the communities managed by SLS, the 16 communities we acquired in connection with the LTA acquisition in November 2004 and the six communities we acquired in June 2005.

Our interest and other income increased by $114,000, or 55%, in the three months ended June 30, 2005, compared to the three months ended June 30, 2004, as a result of earnings on higher cash balances in 2005.

Our interest expense increased by $801,000, or 817%, primarily due to the mortgages we assumed in connection with the LTA acquisition and the mortgages related to our June 2005 acquisition of six communities.

We accrued $38,000 for federal alternative minimum income taxes during the three months ended June 30, 2005.  No provision was accrued for the three months ended June 30, 2004.  There is no provision for regular income taxes because we have net operating loss carry forwards.

Loss from discontinued operations for the three months ended June 30, 2005 was $32,000, compared to a loss of $124,000 for the three months ended June 30, 2004.  This improvement primarily results from our shut down of operations at one community in 2004.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004:

The following tables present an overview of our operations for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
(dollars in thousands)	2005	2004	$Variance	Change
Net revenues from residents	$356,163	$298,362	$57,801	19%
Pharmacy revenue	12,356	5,019	7,337	146%
Wages and benefits	186,903	161,302	25,601	16%
Other operating expenses	89,256	75,467	13,789	18%
Pharmacy expenses	11,451	4,461	6,990	157%
Management fee to SLS	11,240	9,191	2,049	22%
Rent expense	49,015	40,582	8,433	21%
General and administrative	13,508	9,935	3,573	36%
Depreciation and amortization	3,731	1,839	1,892	103%
Interest and other income	566	1,664	(1,098)	-66%
Interest expense	1,514	245	1,269	518%
Provision for income taxes	73	—	73	—
Income (loss) from discontinued operations	26	(574)	600	105%
Net income	2,420	1,449	971	67%

No. of communities (end of period)	155	101	—	54
No. of living units (end of period)	17,329	13,967	—	3,362
Occupancy	90%	89%	—	1%
Average daily rate	$126	$133	-7	-5%
Revenue per day per available unit	$114	$118	-4	-3%
Percent of revenues from Medicare	17%	16%	—	1%
Percent of revenues from Medicaid	21%	27%	—	-6%
Percent of revenues from private and other sources	62%	57%	—	5%

Comparable communities (communities that we operated continuously since January 1, 2004):

	Six Months Ended June 30,
	2005	2004	$Variance	Change
Net revenues from residents (in 000s)	$312,947	$298,362	$14,585	5%
Community expenses (in 000s)	245,072	236,769	8,303	4%
No. of communities (end of period)	101	101	—	—
No. of living units (end of period)	13,929	13,929	—	—
Occupancy	90%	89%	—	1%
Average daily rate	$138	$133	5	4%
Revenue per day per available unit	$124	$118	6	5%
Percent of revenues from Medicare	19%	16%	—	3%
Percent of revenues from Medicaid	24%	27%	—	-3%
Percent of revenues from private and other sources	57%	57%	—	—

The 19% increase in net revenues from residents is due primarily to the 47 communities we acquired in November 2004, the six communities we acquired in June 2005, higher per diem charges to residents and a 1% increase in occupancy.  The 5% increase in net revenues from residents at the communities that we have operated continuously since January 1, 2004 is due primarily to 4% higher per diem charges to residents and a 1% increase in occupancy.  The increase in revenues from our three pharmacies is a result of our acquiring one pharmacy in September 2004 and another pharmacy in June 2005.

Our 16% increase in wages and benefits costs is primarily due to the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and wage increases.  The 18% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and increased charges from third parties.  The community expenses for the communities that we have operated continuously since January 1, 2004 have increased by 4% principally due to wage and benefit increases.  The increase in pharmacy expenses is a result of our acquiring one pharmacy in September 2004 and another pharmacy in June 2005.  Management fees related to the 30 communities that SLS manages for us increased by 22% because of the increased revenues at these communities and a contractual increase in the calculation of the management fee.  The 21% rent expense increase is due to the addition of communities that we began to lease in 2004 and 2005, and our payment of additional rent for capital improvements purchased by Senior Housing since January 1, 2004.

The 36% increase in general and administrative expenses for the six months ended June 30, 2005 primarily results from our increased operations at the 47 communities we acquired in November 2004, integration costs associated with our acquisition of those communities and increased audit and professional services fees for compliance with the Sarbanes Oxley Act of 2002.

The 103% increase in depreciation and amortization for the six months ended June 30, 2005 is primarily attributable to our purchase of furniture and fixtures related to the communities managed by SLS, the 16 communities we acquired in connection with the LTA acquisition in November 2004 and the six communities we acquired in June 2005.

Our interest and other income decreased by $1.1 million, 66%, primarily because the $1.3 million litigation settlement we received in January 2004 with Marriott International, Inc., and Marriott Senior Living Services is non-recurring.

Our interest expense increased by $1.3 million, or 518%, primarily due to the mortgages we assumed in connection with LTA acquisition and the mortgages related to our acquisition of the six communities in June 2005.

We accrued $73,000 for federal alternative minimum income taxes during the six months ended June 30, 2005.  No provision was accrued for the six months ended June 30, 2004.  There is no provision for regular income taxes because we have net operating loss carry forwards.

Income from discontinued operations for the six months ended June 30, 2005 was $26,000, compared to a loss of $574,000 for the six months ended June 30, 2004.  This improvement primarily results from our shut down of operations at one community in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets at June 30, 2005 were $69.3 million, compared to $76.0 million at December 31, 2004.  The decrease in current assets is primarily related to our acquisition in June 2005 of an institutional pharmacy for $4.5 million which we financed using cash on hand.  At June 30, 2005, we had cash and cash equivalents of $18.7 million, $13.1 million available to draw under our revolving credit facility and $19.5 million available to draw under our first mortgage line of credit.

We lease 131 communities from Senior Housing under four leases. Our leases with Senior Housing require us to pay minimum rent of $98.3 million annually and percentage rent beginning in 2006. We believe we are in compliance with the terms of our leases with Senior Housing.

Upon our request, Senior Housing reimburses our capital expenditures made at the communities we lease from Senior Housing and increases our rent expense pursuant to contractual formulas.  Senior Housing reimbursed us $7.7 million during the six months ended June 30, 2005 for capital expenditures made at these leased communities and increased our annual rent by approximately $770,100.

Our revenues from services to residents at our communities are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.  At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues were earned primarily at our 52 nursing homes.  For the six months ended June 30, 2005 and 2004, respectively, 38% and 43% of our total revenues were derived from these programs.  Our Medicare revenues totaled $60.4 million and $44.9 million for the six months ended June 30, 2005 and 2004, respectively.   In October 2004, Medicare rates increased by approximately 3%.  Our increase in Medicare revenues between 2004 and 2005 is a result of these rate increases and an increase in the number of residents eligible for Medicare in the six months ended June 30, 2005 compared to the same period in 2004.  Our Medicaid revenues totaled $75.7 million and $77.5 million for the six months ended June 30, 2005 and 2004, respectively.  President Bush has recently proposed various reductions in Medicare and Medicaid rates to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding.  The magnitude of the potential Medicare and Medicaid rate reductions, and the impact of the failure of these programs to increase rates to match increasing expenses, cannot currently be estimated, but it may be material to our operations, may affect our future results of operations and may produce losses.

Recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance, which is affecting the senior living industry, may continue to have a material adverse impact upon our future results of operations.

Prior to July 2004, pursuant to existing contract terms, a portion of our management fees payable to SLS was conditional, based on exceeding a threshold of net operating income that was not achieved and, therefore, was not being paid.  As of July 2004, this portion of the management fee is no longer conditional and we are now required to pay the full fee.  We expect the annual amount of this additional management fee to be approximately $3.0 million per year.

Our revolving credit facility limits our ability to incur debt, as more fully described below in “Debt Instruments and Covenants”.  The terms of our leases with Senior Housing contain provisions whereby Senior Housing may cancel our rights under these agreements upon the acquisition of more than 9.8% of our voting stock by any person or group, and upon other “change of control” events.  These leases also limit our ability to create, incur, assume or guarantee indebtedness.

During 2003, Senior Housing agreed to sell us two nursing homes in Michigan that we leased from Senior Housing. The purchase price was $10.5 million, the appraised value of the properties.  In April 2004, we purchased the first of these two properties from Senior Housing for $5.9 million.  In May 2005, we purchased the second property for $4.6 million.  We financed these two acquisitions with proceeds we received from two new HUD insured mortgages and by using cash on hand.  Under the terms of our lease with Senior Housing, the annual rent payable under the lease was reduced by 10% of the sale price we paid to Senior Housing for the two nursing homes.

On June 3, 2005, we acquired six assisted living communities from Gordon for approximately $58.0 million, plus closing costs of $1.0 million.  These communities have a licensed resident capacity of 654 and are located in western Pennsylvania.  We funded this purchase using $10.0 million drawn under our recently expanded revolving credit facility and proceeds of a sale leaseback transaction and a mortgage transaction with Senior Housing.  We sold four of our assisted living communities to Senior Housing for $24.0 million and Senior Housing leased these communities back to us for initial rent of $2,160 per annum.  Senior Housing also provided us with a $43.5 million first mortgage line of credit secured by the six Gordon communities.  We borrowed $24.0 million under our first mortgage line of credit when we closed the Gordon purchase and the balance may be drawn by us to finance future acquisitions or for other business purposes.

We are required to assess our internal control over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, for our fiscal year ending December 31, 2005.  We have commenced this assessment and are currently in the process of documenting our processes and controls.  We expect to devote substantial time and effort and to incur substantial costs to comply with Section 404 in fiscal year 2005 and thereafter.

As of June 30, 2005, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$45,607	$551	$1,199	$1,345	$42,512
Operating Lease Obligations (2)	1,330,210	97,395	194,788	194,788	843,239
Other Long Term Liabilities Reflected on our Balance Sheet under GAAP (3)	27,388	—	16,656	8,865	1,867
First Mortgage Line of Credit (4)	24,000	—	24,000	—	—
Total	$1,427,205	$97,946	$236,643	$204,998	$887,618

(1)           These amounts represent amounts due under several HUD insured mortgages.

(2)           These amounts represent minimum lease payments to Senior Housing and HCPI through 2014 and 2020, the current lease terms.  They do not include percentage rent that may be payable under these leases.

(3)           These amounts include liabilities for continuing care contracts which require residents to make advance payments, some of which are refundable and continuously carried as liabilities and some of which are not refundable and are carried as liabilities until they are recognized as revenues over the periods during which we expect to provide the services to which they relate.  These amounts also include insurance reserves related to workers compensation and professional liability insurance.  Similar obligations which are expected to be recognized or paid within one year are $9,269 as of June 30, 2005.

(4)           This amount represents the $24.0 million first mortgage line of credit from Senior Housing. Payments of interest are due monthly at 9% per annum.  Principal may be repaid at any time before maturity on June 30, 2007.

As of August 10, 2005, we have no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges or material joint ventures or partnerships.

Debt Instruments and Covenants

In May 2005, we entered into a new revolving credit facility.  The interest rate on borrowings under this facility is LIBOR plus a premium.  The maximum amount available under this facility is $25.0 million, and is subject to limitations based upon qualifying collateral.  We are the borrower under the revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility.  The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants requiring the maintenance of collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and contains other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $50.0 million. The termination date of the facility is May 9, 2007.  The termination date may be extended twice, in each case by twelve months, subject to lender approval and other conditions.  As of June 30, 2005, $5.5 million was outstanding under our revolving credit facility.  At August 10, 2005, $11.5 million was outstanding, and we believe we are in compliance with all applicable covenants under our revolving credit agreement.

At June 30, 2005, we have 11 HUD insured mortgage loans totaling $45.6 million that are secured by 9 properties.  The weighted average interest rate on these loans is 7.0%.  Payments of principal and interest are due monthly until maturity at varying dates ranging from February 2032 to June 2039.  These mortgages contain standard HUD mortgage covenants.  At August 10, 2005, we believe we are in compliance with all material covenants of these mortgages.  We recorded mortgage premiums totaling $6.4 million in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturity of the mortgages.

We have a $43.5 million first mortgage line of credit with Senior Housing that is secured by six communities.  At June 30, 2005, $24.0 million was outstanding on this first mortgage line of credit and the balance of the line may be drawn by us to finance future acquisitions or for other business purposes.  Payments of interest only are due monthly at 9% per annum.  Principal may be prepaid at any time, without penalty, before maturity on June 30, 2007.  At August 10, 2005, $24.0 million was outstanding under the line of credit.

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

Related Party Transactions

Of the 155 senior living communities we currently operate, 131 are leased from Senior Housing for total annual minimum rent of $98.3 million.

On April 19, 2004, we purchased a property that we had leased from Senior Housing for its appraised value of $5.9 million.  In May 2005, we purchased another property that we had leased from Senior Housing for its appraised value of $4.6 million.  Both purchases were financed with proceeds received from two HUD insured mortgages and available cash on hand.

On June 3, 2005, we acquired six assisted living communities from Gordon for approximately $58.0 million, plus closing costs of approximately $1.0 million.  We funded this purchase using $10.0 million drawn under our recently expanded revolving credit facility and proceeds of a sale leaseback transaction and a mortgage transaction with Senior Housing.  We sold four of our assisted living communities to Senior Housing for $24.0 million and Senior Housing leased these communities back to us for initial rent of $2,160 per annum.  Beginning in 2007 we may be required to pay additional rent calculated as a percentage of revenue increases at the leased communities.  Senior Housing also provided us with a $43.5 million first mortgage line of credit secured by the six Gordon communities.  We borrowed $24.0 million under the first mortgage line of credit when we closed the Gordon purchase and the balance may be drawn by us to finance future acquisitions or for other business purposes.  The mortgage bears interest at 9% per annum and may be prepaid at any time, without penalty, before it expires on June 30, 2007.

During 2005, pursuant to the terms of our leases with Senior Housing, we sold to Senior Housing, at cost, $7.7 million of improvements made to properties leased to Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amount Senior Housing paid for the improvements, or $770,100.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Other than as described below, we do not now anticipate any significant changes in our exposure to fluctuations in interest rates or in how we manage this risk in the future.  Our strategy to manage exposure to changes in interest rates remains unchanged since December 31, 2004.

Changes in market interest rates also affect the fair value of our debt obligations: increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example, based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $45.6 million mortgage debt outstanding and our $24.0 million first mortgage line of credit at June 30, 2005, would increase by about $3.7 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $45.6 million mortgage debt and our $24.0 million first mortgage line of credit at June 30, 2005 would decline by about $3.4 million.

Our revolving credit facility bears interest at floating rates and matures in May 2007.  As of June 30, 2005 and August 10, 2005, we had $5.5 million and $11.5 million, respectively, outstanding under our revolving credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility are at interest of LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $25.0 million were drawn under our new credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $250,000 per year, or $0.02 per share, based on currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•      THE IMPROVING ECONOMY MAY RESULT IN WAGE PRESSURES WHICH INCREASE OUR FUTURE COSTS;

•      FUTURE MEDICARE AND MEDICAID RATES MAY BE LOWER THAN WE NOW ANTICIPATE;

•      SLS’S OPERATIONS OF THE COMMUNITIES WHICH IT MANAGES FOR US MAY RESULT IN LOSSES TO US; OR

•      WE MAY BECOME SUBJECT TO FINES OR REGULATORY SANCTIONS WHICH MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION OR PERFORMANCE.

IN ANY SUCH EVENT, OUR FUTURE FINANCIAL PERFORMANCE MAY CAUSE THE IMPROVEMENTS IMPLIED BY OUR RECENT PERFORMANCE TO REVERSE AND WE MAY EXPERIENCE LOSSES.  IF OUR FINANCIAL RESULTS DO NOT IMPROVE, OUR STOCK PRICE LIKELY WILL DECLINE.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO IMPLY THAT WE WILL RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q TO REFLECT THE FUTURE OCCURRENCE OF PRESENTLY UNANTICIPATED EVENTS.

Part II.   Other Information

Item 1. Legal Proceedings

There have been no material developments during the second quarter of 2005 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2005, we granted 4,000 shares of common stock valued at $6.20 per share, the closing price of the common shares on the American Stock Exchange on May 11, 2005, to each of our five directors as part of their annual compensation.  We made the grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 11, 2005, Barbara D. Gilmore and Barry M. Portnoy were re-elected as directors (11,398,443 shares voted for and 32,166 shares withheld for Ms. Gilmore and 11,367,357 shares voted for and 63,252 shares withheld for Mr. Portnoy).  The terms of Ms. Gilmore and Mr. Portnoy will extend until our annual meeting in 2008.  Arthur G. Koumantzelis and Gerard M. Martin will continue to serve as directors with terms expiring in 2006, and Bruce M. Gans, M.D. will continue to serve as a director with a term expiring in 2007.

Item 6.    Exhibits

2.1           Second Amendment to Purchase and Sale Agreement, dated as of May 13, 2005, by and among Five Star, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.2           Third Amendment to Purchase and Sale Agreement, dated as of May 16, 2005, by and among Five Star, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.3           Fourth Amendment to Purchase and Sale Agreement, dated as of May 25, 2005, by and among Five Star, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.4           Fifth Amendment to Purchase and Sale Agreement, dated as of May 27, 2005, by and among Five Star, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.5           Sixth Amendment to Purchase and Sale Agreement, dated as of June 3, 2005, by and among Five Star, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.1         Credit and Security Agreement, dated as of May 9, 2005, by and among Five Star, each of the Guarantors party thereto and Wachovia Bank, National Association.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2005.)

10.2         Promissory Note, dated as of June 3, 2005, made by Five Star to the order of Senior Housing.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.3         Loan Agreement, dated as of June 3, 2005, by and among Senior Housing, Five Star, Five Star Quality Care-GHV, LLC and Five Star Quality Care-MVSP, LLC.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.4         Guaranty Agreement, dated as of June 3, 2005, made by Five Star Quality Care-GHV, LLC and Five Star Quality Care-MVSP, LLC in favor of Senior Housing.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.5         Purchase and Sale Agreement, dated as of June 3, 2005, by and among FSQ Crown Villa Business Trust, Morningside of Belmont, LLC, Morningside of Greenwood, L.P. and Five Star Quality Care-GA, LLC, as Sellers, and SNH CHS Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Purchasers.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.6         First Amendment to Second Amended and Restated Lease Agreement, dated as of May 17, 2005, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.7         Second Amendment to Second Amended and Restated Lease Agreement, dated as of June 3, 2005, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.8         Second Amendment to Security Agreement, dated as of May 17, 2005, by and among certain affiliates of Senior Housing, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.9         Amended and Restated Pledge of Shares of Beneficial Interest Agreement, dated as of May 6, 2005, made by FSQ, Inc. for the benefit of the Landlord under the Second Amended and Restated Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.10       Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of June 3, 2005, by and among Five Star, certain affiliates of Five Star and certain affiliates of Senior Housing. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

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
Dated: August 11, 2005

By: /s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: August 11, 2005