Form 10-Q
period 2005-09-30
FIVE STAR QUALITY CARE INC
filed 2005-11-14
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-1 of the Exchange Act). Yes ☐  No ☒

Number of Common Shares outstanding at November 11, 2005: 20,000,634 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

SEPTEMBER 30, 2005

As used herein, the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.     Financial Information

Item 1.  Financial Statements

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,738	$26,194
Accounts receivable, net of allowance of $5,963 and $5,278 at September 30, 2005 and December 31, 2004, respectively	40,211	36,742
Prepaid expenses	6,432	10,417
Restricted investments — insurance arrangements	5,266	3,698
Restricted cash — other	8,039	8,705
Property and equipment, held for sale	56,680	—
Other current assets	7,148	2,690
Total current assets	171,514	88,446

Property and equipment, net	90,608	95,189
Restricted investments — insurance arrangements	13,818	13,913
Restricted cash — other	3,635	4,048
Mortgage notes receivable	6,003	6,099
Goodwill and other intangible assets	16,156	11,548
Other long term assets	1,857	3,742
	$303,591	$222,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,862	$12,625
Accrued expenses	22,153	13,951
Accrued compensation and benefits	9,847	11,382
Due to Senior Housing Properties Trust (“SNH”)	8,192	7,961
Due to Sunrise Senior Living Services, Inc. (“SLS”)	83,459	309
Mortgage notes payable	559	463
Accrued real estate taxes	7,700	3,449
Security deposit liability	12,578	11,066
Other current liabilities	7,061	3,190
Total current liabilities	163,411	64,396

Long term liabilities:
Mortgage notes payable	44,915	42,118
Continuing care contracts	3,333	3,819
Other long term liabilities	20,769	16,748
Total long term liabilities	69,017	62,685

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 30,000,000 shares authorized, 20,000,634 and 12,096,634 shares outstanding at September 30, 2005 and December 31, 2004, respectively	200	121
Additional paid in capital	171,647	114,434
Accumulated deficit	(100,565)	(18,611)
Unrealized loss on investments	(119)	(40)
Total shareholders’ equity	71,163	95,904
	$303,591	$222,985

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Net revenues from residents	$185,708	$151,685	$541,872	$450,047
Pharmacy revenue	10,286	3,563	22,641	8,582
Total revenues	195,994	155,248	564,513	458,629

Operating expenses:
Wages and benefits	99,810	80,140	286,714	241,342
Other operating expenses	46,610	39,682	135,866	115,200
Pharmacy expenses	9,881	3,251	21,332	7,761
Management fee to SLS	5,672	4,973	16,911	14,164
Termination expense for certain SLS management agreements	81,536	—	81,536	—
Rent expense	24,993	20,589	74,007	61,170
General and administrative	6,905	4,854	20,414	14,789
Depreciation and amortization	1,898	947	5,629	2,786
Impairment of assets	2,333	—	2,333	—
Total operating expenses	279,638	154,436	644,742	457,212

Operating (loss) income	(83,644)	812	(80,229)	1,417
Interest and other income	451	260	1,017	1,924
Interest expense	(1,169)	(91)	(2,683)	(336)

(Loss) income from continuing operations before income taxes	(84,362)	981	(81,895)	3,005
(Benefit) provision for income taxes	(73)	112	—	112
(Loss) income from continuing operations	(84,289)	869	(81,895)	2,893

(Loss) income from discontinued operations	(85)	22	(59)	(553)

Net (loss) income	$(84,374)	$891	$(81,954)	$2,340

Weighted average shares outstanding	14,949	8,535	13,143	8,523

Basic and diluted (loss) income per share from:
Continuing operations	$(5.64)	$0.10	$(6.23)	$0.34
Discontinued operations	(0.01)	—	(0.01)	(0.07)
Net (loss) income per share	$(5.65)	$0.10	$(6.24)	$0.27

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(81,954)	$2,340
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	5,629	2,786
Loss from discontinued operations	59	553
Impairment of assets	2,333	—
Provision for bad debt expense	664	741
Changes in assets and liabilities:
Accounts receivable	(2,160)	(5,732)
Prepaid expenses and other current assets	441	(1,305)
Accounts payable and accrued expenses	4,721	1,128
Accrued compensation and benefits	(1,535)	(1,372)
Due to (from) SLS	83,150	(6,134)
Due to SNH	231	810
Other current and long term liabilities	13,197	8,957
Cash provided by operating activities	24,776	2,772

Net cash used in discontinued operations	(59)	(553)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts	(6,810)	(6,693)
Acquisition of property and equipment	(91,385)	(19,905)
Acquisition of pharmacy, net of cash acquired	(4,630)	(2,875)
Proceeds from sales of property and equipment	21,836	28,969
Proceeds from disposition of property and equipment held for sale	11,505	766
Withdrawals from restricted cash for purchases of property and equipment	6,553	3,961
Cash (used in) provided by investing activities	(62,931)	4,223

Cash flows from financing activities:
Proceeds from issuance of common shares, net	56,865	—
Proceeds from borrowings on revolving credit facility	24,000	15,500
Repayments of borrowings on revolving credit facility	(24,000)	(19,500)
Proceeds from first mortgage line of credit	24,000	—
Repayments from first mortgage line of credit	(24,000)	—
Proceeds from mortgage note payable	3,485	5,007
Repayments of mortgage notes payable	(592)	(6,448)
Cash provided by (used in) financing activities	59,758	(5,441)

Change in cash and cash equivalents	21,544	1,001
Cash and cash equivalents at beginning of period	26,194	17,611
Cash and cash equivalents at end of period	$47,738	$18,612

Supplemental cash flow information:
Cash paid for interest	$1,931	$299

Non-cash investing and financing activities:
Issuance of common stock	29	7

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

As of September 30, 2005, excluding communities we managed under third party management contracts, we operated 155 senior living communities containing 17,329 living units, including 103 primarily independent and assisted living communities containing 12,455 living units and 52 nursing homes containing 4,874 living units. Of our 103 primarily independent and assisted living communities, we lease 81 communities containing 10,588 living units from Senior Housing Properties Trust, or Senior Housing, including 30 communities (18 communities as of November 1, 2005 - see Note 5) which are operated for our account by Sunrise Senior Living Services Inc., or SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise, and we own or lease from parties other than Senior Housing 22 communities containing 1,867 living units.  All but two of our nursing homes are leased from Senior Housing.  Our 155 communities include 4,960 independent living apartments, 5,810 assisted living suites, 283 special care beds and 6,276 skilled nursing beds.  We also operate three institutional pharmacies, one of which also provides mail order pharmaceuticals to the general public.

Note 2.  Comprehensive (Loss) Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net (loss) income	$(84,374)	$891	$(81,954)	$2,340
Other comprehensive income: Change in unrealized gain (loss) on investments	(42)	20	(119)	(23)
Net (loss) income	$(84,416)	$911	$(82,073)	$2,317

Note 3.  Income Taxes

For the three months ended September 30, 2005, we utilized certain tax loss carry forwards to offset our taxable income to the extent such losses were available.  Because we now estimate that we have used all of these federal tax loss carry forwards as a result of our operations through September 30, 2005, we no longer anticipate owing tax under the alternative minimum tax regime in 2005.  Consequently, we recorded a net tax benefit for the three months ended September 30, 2005 of $73, which equals the amount of alternative minimum taxes we previously provided in the first and second quarters of 2005.  Also, because we may be required for tax purposes to defer the expense we incurred in connection with our termination of certain management agreements (see Note 5), we have incurred federal and state income taxes through September 30, 2005 of $581.  However, for financial reporting purposes, we have reduced our valuation allowance against our deferred tax assets which were primarily created when we actually paid the management agreement termination fees on October 31, 2005.

Note 4.  Per Common Share Amounts

Net (loss) income per share for the periods ended September 30, 2005 and 2004 is computed using the weighted average number of shares outstanding during the periods.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Note 5.  Accounts Related to Management Agreements with SLS

The working capital, consisting primarily of cash and cash equivalents, inventories, trade accounts receivable and accounts payable, for the communities that SLS manages for us belongs to us.  Although SLS controls and maintains this working capital on our behalf, we include the individual components of working capital for these communities in our consolidated balance sheet.

On August 30, 2005, we sent notices to SLS to terminate management agreements for 12 of the 30 senior living communities that SLS managed for us.  On November 1, 2005, we terminated the SLS management agreements for these 12 communities for a payment of $81,536 and we began to directly operate these communities.  We will no longer pay management fees for these communities to SLS.  SLS continues to manage 18 communities for us.  We funded this termination payment with cash on hand, including the proceeds of our sale of common shares, and with the proceeds of a sale leaseback transaction with Senior Housing for the six communities we acquired in June 2005 from Gordon Health Ventures, LLC, or Gordon.

Restricted cash-other, as of September 30, 2005, includes $5,801 escrowed for future capital expenditures at communities managed by SLS, and $2,740 of escrowed security deposits from residents of some of these communities.  We have also received advanced payments from some residents of communities that SLS manages.  We report the refundable amount of these payments as current liabilities and the nonrefundable amount as deferred revenue, a portion of which is classified as a current liability. The deferred revenue is amortized into revenues during the periods we expect to provide services and accommodations to the residents who provided the payments.

Note 6.  Indebtedness

In May 2005, we entered into a $25,000 revolving credit facility to replace our existing revolving credit facility which had been scheduled to expire in October 2005.  The $25,000 revolving credit facility is secured by some of our accounts receivable and the amount which we may borrow is subject to limitations based upon qualifying collateral.  The interest rate on borrowings under the credit facility is LIBOR plus 250 basis points.  The facility is available for acquisitions, working capital and general business purposes until May 9, 2007.  In certain circumstances, and subject to available collateral and lender approvals, the maximum amounts that we may borrow under this credit facility may be increased to $50,000.  As of September 30, 2005, no amounts were outstanding and as of November 11, 2005, $4,000 was outstanding under this credit facility.  Interest expense and other associated costs related to this facility and our prior revolving credit facility were $147 and $19 for the three months ended September 30, 2005 and 2004, respectively, and $287 and $151 for the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, nine of our communities are encumbered by 11 Department of Housing and Urban Development, or HUD, insured mortgages totaling $45,474 in aggregate principal amount.  Mortgage interest expense, net of premium amortization, was $634 and $69 for the three months ended September 30, 2005 and 2004, respectively, and $1,784 and $148 for the nine months ended September 30, 2005 and 2004, respectively.

In June 2005, in connection with our acquisition of six assisted living communities from Gordon, Senior Housing provided us a first mortgage line of credit that was secured by the six Gordon communities.  The mortgage line of credit was for up to $43,500, of which $24,000 was drawn at closing and repaid on August 29, 2005 with proceeds raised from our sale of common shares.  This mortgage line of credit had no amounts outstanding as of September 30, 2005 and was subsequently terminated on October 31, 2005 in connection with the sale leaseback transaction for the six Gordon communities with Senior Housing.  Interest expense related to this mortgage line of credit was $388 and $612 for the three and nine months ended September 30, 2005, respectively.

Note 7.  Shareholders’ Equity

On August 29, 2005 and September 27, 2005, we issued 7,500,000 and 250,000 common shares, respectively, in an underwritten public offering, for aggregate proceeds, net of underwriting commissions and other costs, of $56,865.

Note 8.  Acquisitions

On March 20, 2005, we acquired a 62 unit assisted living community located in Georgia for approximately $6,900.  We financed the acquisition with cash on hand.  On June 3, 2005, we acquired six assisted living communities from Gordon for approximately $59,000.  These communities have a licensed resident capacity of 654 and are located in western Pennsylvania.  We funded this purchase using $10,000 drawn under our revolving credit facility and proceeds from our sale leaseback transaction and mortgage transaction with Senior Housing.  We acquired these communities because they complement our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources.  All of the revenues of these communities come from residents’ private resources.  Our consolidated financial statements include the results of operations of these communities since their dates of acquisition.

On June 3, 2005, we sold four of our assisted living communities to Senior Housing for $24,000 and Senior Housing leased these communities back to us for initial rent of $2,160 per annum.  Senior Housing also provided a $43,500 first mortgage line of credit secured by the six Gordon communities.  We borrowed $24,000 under this first mortgage line of credit when we closed the Gordon purchase and repaid it on August 29, 2005 with proceeds from our sale of common shares.  In connection with our termination of 12 management agreements with SLS on November 1, 2005, we sold the six Gordon communities to Senior Housing for net proceeds of $56,680, and Senior Housing leased these communities back to us.  Our initial rent to Senior Housing for these communities is $5,220 per annum.  In contemplation of the sale of these communities to Senior Housing, we classified these communities as assets held for sale in our consolidated balance sheet as of September 30, 2005 and recognized a $2,333 impairment charge to reduce the carrying value of these communities to the amount realized upon the sale to Senior Housing, or $56,680.  The purchase price paid to us by Senior Housing is the same amount as the purchase price we paid to the seller of the Gordon communities.  The impairment loss which we recognized relates principally to transaction costs.

On June 3, 2005, we acquired an institutional pharmacy business located in Omaha, Nebraska for approximately $4,600.  This pharmacy serves approximately 1,900 residents at 44 senior care facilities and operates a mail order pharmacy business serving approximately 25,000 customers in 38 states.  Our consolidated financial statements include the results of this pharmacy’s operations since its date of acquisition.  We allocated approximately $1,900 of the purchase price to working capital based upon the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  We allocated the remainder of the purchase price to certain identifiable intangible assets, which we amortize over their expected economic lives, and to goodwill, which we do not amortize.  We are obtaining independent valuations of certain intangible assets.  We may change the amount of the purchase price allocated to identifiable intangible assets and goodwill as a result of such valuations.

Note 9.   Pro Forma Results

In November 2004, we purchased 100% of the capital stock of LTA for approximately $214,000 and assumed an operating lease from Health Care Property Investors, or HCPI.  To finance this acquisition, we entered into a $148,200 sale leaseback transaction with Senior Housing for 31 of the communities acquired from LTA. We funded the balance of the purchase price with cash on hand and by assuming HUD insured long term mortgage debt.

On June 3, 2005, we acquired six assisted living communities from Gordon for approximately $59,000.  To finance this acquisition, we drew $10,000 under our revolving credit facility and entered into a $24,000 sale leaseback transaction with Senior Housing for four of our assisted living communities.  Senior Housing also provided us with a $43,500 first mortgage line of credit secured by the six Gordon communities.  We borrowed $24,000 under the first mortgage line of credit when we closed the Gordon purchase.

Had we acquired LTA and the Gordon communities as of January 1, 2004, our revenues, income (loss) from continuing operations and income (loss) per share from continuing operations on a pro forma basis, would have been $180,789, $1,753 and $0.21, respectively, for the three months ended September 30, 2004 and $572,759, ($81,431) and ($6.20), respectively, for the nine months ended September 30, 2005 and $534,148, $4,274, and $0.50, respectively, for the nine months ended September 30, 2004.

Note 10.  Related Party Transactions

As of September 30, 2005, 131 of our 155 senior living communities are leased from Senior Housing for total annual minimum rent of $98,685.

On April 19, 2004, we purchased a property that we had leased from Senior Housing for its appraised value of $5,900.  In May 2005, we purchased another property that we had leased from Senior Housing for its appraised value of $4,600.  Both purchases were funded with proceeds we received from HUD insured mortgages and available cash on hand.

On June 3, 2005, we acquired six assisted living communities from Gordon for approximately $59,000.  We funded this purchase using $10,000 drawn under our revolving credit facility and proceeds of a sale leaseback transaction and a mortgage transaction with Senior Housing.  On June 3, 2005, we sold four of our assisted living communities to Senior Housing for $24,000 and Senior Housing leased these communities back to us for initial rent of $2,160 per annum.  Beginning in 2007, we may be required to pay additional rent determined as a percentage of revenue increases at these leased communities.  Senior Housing also provided us with a $43,500 first mortgage line of credit secured by the six Gordon communities.  We borrowed $24,000 under the first mortgage line of credit when we closed the Gordon purchase, and repaid this amount on August 29, 2005 with proceeds raised from our sale of common shares.  The mortgage line of credit had no amounts outstanding as of September 30, 2005 and was terminated on October 31, 2005 in connection with our $56,680 sale and leaseback with Senior Housing of the six Gordon communities.  Our initial rent to Senior Housing for these six communities is $5,220 per annum.  Beginning in 2007, we may be required to pay additional rent determined as a percentage of revenue increases at these leased communities.

During 2005, pursuant to the terms of our leases with Senior Housing, we sold to Senior Housing, at cost, $11,505 of improvements made to properties leased to us by Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amount Senior Housing paid for the improvements, or $1,150.

Note 11.  Discontinued Operations

During 2004, we ceased operations at one assisted living community that we lease from Senior Housing and that SLS managed for us. We and Senior Housing are exploring other uses for this property as well as its potential sale.  As of September 30, 2005, we have disposed of substantially all of our assets and settled all liabilities related to this closed community.  We have reclassified the statement of operations for all periods presented to show the results of operations of this community as discontinued.  Below is a summary of the operating results of this discontinued operation:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$—	$—	$—	$281
Expenses	85	(22)	59	834
Net income (loss)	$(85)	$22	$(59)	$(553)

Note 12.  Subsequent Events

In October 2005, we began to terminate operations at two additional communities that we lease from Senior Housing.  We expect to completely cease operations by December 31, 2005, but we can not assure that this will occur.  We and Senior Housing are exploring other uses for these properties as well as their potential sale.  Operations at these communities are not included in discontinued operations for the period ending September 30, 2005, but we expect they may be reported as discontinued in future financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004:

The following tables present an overview of our operations for the three months ended September 30, 2005 and 2004:

	Three months ended September 30,
(dollars in thousands, except per day amounts)	2005	2004	$ Variance	Change
Net revenues from residents	$185,708	$151,685	$34,023	22%
Pharmacy revenue	10,286	3,563	6,723	189%
Wages and benefits	99,810	80,140	19,670	25%
Other operating expenses	46,610	39,682	6,928	17%
Pharmacy expenses	9,881	3,251	6,630	204%
Management fee to SLS	5,672	4,973	699	14%
Termination expense for certain SLS management agreements	81,536	—	81,536	—
Rent expense	24,993	20,589	4,404	21%
General and administrative	6,905	4,854	2,051	42%
Depreciation and amortization	1,898	947	951	100%
Impairment of assets	2,333	—	2,333	—
Interest and other income	451	260	191	73%
Interest expense	1,169	91	1,078	1,185%
(Benefit) provision for income taxes	(73)	112	(185)	-165%
(Loss) income from discontinued operations	(85)	22	(107)	—
Net (loss) income	(84,374)	891	(85,265)	—

No. of communities (end of period)	155	101	—	54
No. of living units (end of period)	17,329	13,967	—	3,362
Occupancy	91%	90%	—	1%
Average daily rate	$128	$131	-3	-2%
Revenue per day per available unit	$116	$118	-2	-2%
Percent of revenues from Medicare	15%	18%	—	-3%
Percent of revenues from Medicaid	21%	25%	—	-4%
Percent of revenues from private and other sources	64%	57%	—	7%

Comparable communities (communities that we operated continuously since July 1, 2004):

	Three months ended September 30,
(dollars in thousands, except per day amounts)	2005	2004	$ Variance	Change
Net revenues from residents	$159,300	$151,685	$7,615	5%
Community expenses	127,588	119,822	7,766	6%
No. of communities (end of period)	101	101	—	—
No. of living units (end of period)	13,929	13,929	—	—
Occupancy	91%	90%	—	1%
Average daily rate	$137	$132	5	4%
Revenue per day per available unit	$124	$118	6	5%
Percent of revenues from Medicare	17%	18%	—	-1%
Percent of revenues from Medicaid	25%	25%	—	—
Percent of revenues from private and other sources	58%	57%	—	1%

The 22% increase in revenues from residents is due primarily to the 47 communities we acquired in November 2004, the six communities we acquired in June 2005, higher per diem charges to residents and a 1% increase in occupancy.  The 5% increase in net revenues from residents at the communities that we have operated continuously since July 1, 2004 is due primarily to 4% higher per diem charges to residents and a 1% increase in occupancy.  The increase in revenues from our pharmacies is a result of our acquiring one pharmacy in September 2004 and another pharmacy in June 2005.

Our 25% increase in wages and benefits costs is primarily due to the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and wage increases.  This increase is also the result of approximately $720,000 of additional healthcare costs related to an expired healthcare plan that we assumed in connection with our acquisition of LTA.  The 17% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and increased charges from third parties.  This increase is also the result of approximately $1.4 million of additional insurance costs related to the 30 communities managed for us by SLS.  The community expenses for the communities that we have operated continuously since July 1, 2004 have increased by 6% principally due to wage and benefit increases.  This increase is also the result of approximately $1.4 million of additional insurance costs related to the 30 communities managed for us by SLS.  The increase in pharmacy expenses is a result of our acquiring one pharmacy in September 2004 and another pharmacy in June 2005.  Management fees related to the 30 communities that SLS managed for us increased by 14% because of the increased revenues at these communities and a contractual increase in the calculation of the management fee.  The 21% rent expense increase is due to the addition of communities that we began to lease in 2004 and 2005, and our payment of additional rent for capital improvements purchased by Senior Housing since July 1, 2004.

The termination expense for certain SLS management agreements arose from our August 30, 2005 notice to terminate management agreements for 12 of the 30 senior living communities that SLS managed for us.  On November 1, 2005, we terminated the SLS management agreements for these 12 communities for a payment of $81.5 million, and we began to directly operate these communities.  We will no longer pay management fees for these communities to SLS.  SLS continues to manage 18 communities for us.

The 42% increase in general and administrative expenses for the three months ended September 30, 2005 primarily results from our increased operations at the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and increased audit and professional services fees for compliance with the Sarbanes-Oxley Act of 2002.

The 100% increase in depreciation and amortization for the three months ended September 30, 2005 is primarily attributable to our purchase of furniture and fixtures related to the communities managed by SLS, the 16 communities we acquired in connection with the LTA acquisition in November 2004 and the six communities we acquired in June 2005.

In connection with our termination of 12 management agreements with SLS on November 1, 2005, we sold the six Gordon communities to Senior Housing for net proceeds of $56.7 million and Senior Housing leased these communities back to us.  In contemplation of the sale of these communities to Senior Housing, we classified these communities as assets held for sale in our consolidated balance sheet as of September 30, 2005 and recognized a $2.3 million impairment charge to reduce the carrying value of these communities to the amount realized upon their sale to Senior Housing.  The purchase price paid to us by Senior Housing is the same amount as the purchase price we paid to the seller of the Gordon communities.  The impairment loss which we recognized relates principally to transaction costs which we previously capitalized.

Our interest and other income increased by $191,000, or 73%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, as a result of earnings on higher cash balances in 2005.

Our interest expense increased by $1.1 million, primarily due to the mortgages we assumed in connection with the LTA acquisition and the mortgages related to our June 2005 acquisition of the six Gordon communities.

Provision for income taxes decreased by $185,000, or 165%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, as a result of our having used all of our federal tax loss carry forwards, and we no longer anticipate owing tax under the alternative minimum tax regime in 2005.  Consequently, we recorded a tax benefit for the three months ended September 30, 2005 of $73,000 equal to the amount we previously provided in the first and second quarters of 2005.  We accrued $112,000 for federal alternative minimum taxes during the three months ended September 30, 2004.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004:

The following tables present an overview of our operations for the nine months ended September 30, 2005 and 2004:

	Nine months ended September 30,
(dollars in thousands, except per day amounts)	2005	2004	$ Variance	Change
Net revenues from residents	$541,872	$450,047	$91,825	20%
Pharmacy revenue	22,641	8,582	14,059	164%
Wages and benefits	286,714	241,342	45,372	19%
Other operating expenses	135,866	115,200	20,666	18%
Pharmacy expenses	21,332	7,761	13,571	175%
Management fee to SLS	16,911	14,164	2,747	19%
Termination expense for certain SLS management agreements	81,536	—	81,536	—
Rent expense	74,007	61,170	12,837	21%
General and administrative	20,414	14,789	5,625	38%
Depreciation and amortization	5,629	2,786	2,843	102%
Impairment of assets	2,333	—	2,333	—
Interest and other income	1,017	1,924	(907)	-47%
Interest expense	2,683	336	2,347	699%
Provision for income taxes	—	112	(112)	-100%
Loss from discontinued operations	(59)	(553)	494	—
Net (loss) income	(81,954)	2,340	(84,294)	—

No. of communities (end of period)	155	101	—	54
No. of living units (end of period)	17,329	13,967	—	3,362
Occupancy	90%	89%	—	1%
Average daily rate	$127	$133	-6	-5%
Revenue per day per available unit	$115	$118	-3	-3%
Percent of revenues from Medicare	16%	18%	—	-2%
Percent of revenues from Medicaid	21%	25%	—	-4%
Percent of revenues from private and other sources	63%	57%	—	6%

Comparable communities (communities that we operated continuously since January 1, 2004):

	Nine months ended September 30,
(dollars in thousands, except per day amounts)	2005	2004	$ Variance	Change
Net revenues from residents	$472,248	$450,047	$22,201	5%
Community expenses	372,880	356,542	16,338	5%
No. of communities (end of period)	101	101	—	—
No. of living units (end of period)	13,929	13,929	—	—
Occupancy	91%	89%	—	2%
Average daily rate	$136	$133	3	2%
Revenue per day per available unit	$124	$118	6	5%
Percent of revenues from Medicare	18%	18%	—	—
Percent of revenues from Medicaid	24%	25%	—	-1%
Percent of revenues from private and other sources	58%	57%	—	1%

The 20% increase in net revenues from residents is due primarily to the 47 communities we acquired in November 2004, the six communities we acquired in June 2005, higher per diem charges to residents and a 1% increase in occupancy.  The 5% increase in net revenues from residents at the communities that we have operated continuously since January 1, 2004 is due primarily to 2% higher per diem charges to residents and a 2% increase in occupancy.  The increase in revenues from our three pharmacies is a result of our acquiring one pharmacy in September 2004 and another pharmacy in June 2005.

Our 19% increase in wages and benefits costs is primarily due to the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and wage increases.  The 18% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and increased charges from third parties.  This increase is also the result of approximately $1.4 million of additional insurance costs related to the 30 communities managed for us by SLS.  The community expenses for the communities that we have operated continuously since January 1, 2004 have increased by 5% principally due to wage and benefit increases.  This increase is also the result of approximately $1.4 million of additional insurance costs related to the 30 communities managed for us by SLS.  The increase in pharmacy expenses is a result of our acquiring one pharmacy in September 2004 and another pharmacy in June 2005.  Management fees related to the 30 communities that SLS managed for us increased by 19% because of the increased revenues at these communities and a contractual increase in the calculation of the management fee.  The 21% rent expense increase is due to the addition of communities that we began to lease in 2004 and 2005, and our payment of additional rent for capital improvements purchased by Senior Housing since January 1, 2004.

The termination expense for certain SLS management agreements arose from our August 30, 2005 notice to terminate management agreements for 12 of the 30 senior living communities that SLS managed for us.  On November 1, 2005, we terminated the SLS management agreements for these 12 communities for a payment of $81.5 million, and we began to directly operate these communities.  We will no longer pay management fees for these communities to SLS.  SLS continues to manage 18 communities for us.

The 38% increase in general and administrative expenses for the nine months ended September 30, 2005 primarily results from our increased operations at the 47 communities we acquired in November 2004, the six communities we acquired in June 2005, integration costs associated with our acquisition of those communities and increased audit and professional services fees for compliance with the Sarbanes-Oxley Act of 2002.

The 102% increase in depreciation and amortization for the nine months ended September 30, 2005 is primarily attributable to our purchase of furniture and fixtures related to the communities managed by SLS, the 16 communities we acquired in connection with the LTA acquisition in November 2004 and the six communities we acquired in June 2005.

In connection with our termination of 12 management agreements with SLS on November 1, 2005, we sold the six Gordon communities to Senior Housing for net proceeds of $56.7 million and Senior Housing leased these communities back to us.  In contemplation of the sale of these communities to Senior Housing, we classified the communities as assets held for sale in our consolidated balance sheet as of September 30, 2005 and recognized a $2.3 million impairment charge to reduce the carrying value of these communities to the amount realized upon their sale to Senior Housing.  The purchase price paid to us by Senior Housing is the same amount as the purchase price we paid to the seller of the Gordon communities.  The impairment loss which we recognized relates principally to transaction costs which we previously capitalized.

Our interest and other income decreased by $907,000, or 47%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily because of the $1.3 million litigation settlement payment we received in January 2004 from Marriott International, Inc., and Marriott Senior Living Services, Inc.

Our interest expense increased by $2.3 million, primarily due to the mortgages we assumed in connection with LTA acquisition and the mortgages related to our acquisition of the six Gordon communities in June 2005.

Provision of income taxes decreased by $112,000, or 100%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, as a result of our having used all of our federal tax loss carry forwards, and we no longer anticipate owing tax under the alternative minimum tax regime in 2005.  We accrued $112,000 of federal alternative minimum income tax expenses during the nine months ended September 30, 2004.

Loss from discontinued operations for the nine months ended September 30, 2005 was $59,000, compared to a loss of $553,000 for the nine months ended September 30, 2004.  The improvement is primarily the result of our having ceased operations at one assisted living community in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets at September 30, 2005 were $171.5 million, compared to $88.4 million at December 31, 2004.  The increase primarily results from our issuance of 7,750,000 shares of common stock in August and September 2005 and an additional $56.7 million of property and equipment, held for sale.  At September 30, 2005, we had cash and cash equivalents of $47.7 million, and $20.5 million available to draw under our revolving credit facility.

As of September 30, 2005, we lease 131 communities from Senior Housing under four leases.  Our leases with Senior Housing require us to pay minimum rent of $98.7 million annually and percentage rent beginning in 2006.  We believe we are in compliance with the terms of our leases with Senior Housing.

Upon our request, Senior Housing reimburses our capital expenditures made at the communities we lease from Senior Housing and increases our rent expense pursuant to contractual formulas.  Senior Housing reimbursed us $11.5 million during the nine months ended September 30, 2005 for capital expenditures made at these leased communities and increased our annual rent by approximately $1.1 million.

Our revenues from services to residents at our communities are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.  At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues were earned primarily at our 52 nursing homes.  For the nine months ended September 30, 2005 and 2004, respectively, 37% and 43% of our total revenues were derived from these programs.

Our Medicare revenues totaled $86.7 million and $81.0 million for the nine months ended September 30, 2005 and 2004, respectively.  In each of October 2005 and 2004, our Medicare rates increased by approximately 3%.  Effective January 1, 2006, the Centers for Medicare and Medicaid Services, CMS, will implement changes to the payment categories it uses to set daily payment rates for Medicare beneficiaries in skilled nursing facilities.  These categories are known as Resource Utilization Groups, or RUGs.  CMS has introduced nine new payment categories for medically complex patients, increasing the number of categories from 44 to 53, and has made revisions to its payment rates for current RUGs.  Also effective January 1, 2006, these RUG changes will cause the elimination of certain temporary additional payments for certain skilled nursing care and rehabilitation groups.  We are unable to predict the financial impact of these changes to the Medicare rates on our operations at this time.  Our increase in Medicare revenues between 2004 and 2005 is a result of the rate increase which we received and an increase in the number of residents at our facilities eligible for Medicare in the nine months ended September 30, 2005 compared to the same period in 2004.

Our Medicaid revenues totaled $113.8 million and $112.5 million for the nine months ended September 30, 2005 and 2004, respectively.  The Bush administration and certain members of the Senate and the House of Representatives have recently proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding.  The magnitude of the potential Medicaid rate reductions and the impact of the failure of these programs to increase rates to match increasing expenses, as well as the magnitude of the potential Medicaid policy changes, cannot currently be estimated, but they may be material to our operations, may affect our future results of operations and may produce losses.

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

During 2003, Senior Housing agreed to sell us two nursing homes in Michigan that we leased from Senior Housing. The purchase price was $10.5 million, the appraised value of the properties.  In April 2004, we purchased the first of these two properties from Senior Housing for $5.9 million.  In May 2005, we purchased the second property for $4.6 million.  We financed these two acquisitions with proceeds we received from two new HUD insured mortgages and by using cash on hand.  Under the terms of our lease with Senior Housing, the annual rent payable under the lease was reduced by 10% of the price we paid to Senior Housing for the two nursing homes.

On March 20, 2005, we acquired a 62 unit assisted living community located in Georgia for approximately $6.9 million.  We financed the acquisition with cash on hand.  On June 3, 2005, we acquired six assisted living communities from Gordon for approximately $59.0 million.  These communities have a licensed resident capacity of 654 and are located in Western Pennsylvania.  We funded this purchase using $10.0 million drawn under our revolving credit facility and proceeds of a sale leaseback transaction and a mortgage transaction with Senior Housing.

On June 3, 2005, we sold four of our assisted living communities to Senior Housing for $24.0 million and Senior Housing leased these communities back to us for initial rent of $2.16 million per annum.  Senior Housing also provided us with a $43.5 million first mortgage line of credit secured by the six Gordon communities.  We borrowed $24.0 million under the first mortgage line of credit when we closed the Gordon purchase and repaid it on August 29, 2005 with proceeds raised from our sale of common shares.  The mortgage line of credit had no amounts outstanding as of September 30, 2005 and subsequently terminated in connection with the sale and leaseback of the six Gordon communities with Senior Housing on October 31, 2005.

On August 29, 2005 and September 27, 2005, we issued 7,500,000 and 250,000 common shares, respectively, in an underwritten public offering, for aggregate gross proceeds of approximately $60.2 million.  A portion of these proceeds were used to pay off the mortgage line of credit with Senior Housing discussed above and the remainder was added to available cash balances.

On August 30, 2005, we sent notices to SLS to terminate management agreements for 12 of the 30 senior living communities that SLS managed for us.  On November 1, 2005, we terminated the SLS management agreements for these 12 communities upon a payment of $81.5 million and we began to directly operate these communities.  We will no longer pay management fees for these communities to SLS.  SLS continues to manage 18 communities for us.  We funded this termination payment with cash on hand, including the proceeds of our sale of common shares, and with the proceeds of a sale leaseback transaction with Senior Housing for the six communities we acquired in June 2005 from Gordon.

We are required to assess our internal control over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, for our fiscal year ending December 31, 2005.  We have commenced this assessment and are currently in the process of documenting and testing our processes and controls.  We expect to devote substantial time and effort and to incur substantial costs to comply with Section 404 in fiscal year 2005 and thereafter.

As of September 30, 2005, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations(1)	$45,474	$559	$1,199	$1,345	$42,371
Operating Lease Obligations(2)	1,218,227	99,490	198,980	198,980	720,777
Termination expense for certain SLS management agreements(3)	81,536	81,536	—	—	—
Other Long Term Liabilities Reflected on our Balance Sheet under GAAP(4)	20,769	—	14,121	6,648	—
Total	$1,366,006	$181,585	$214,300	$206,973	$763,148

(1)          These amounts represent amounts due under several HUD insured mortgages.

(2)          These amounts represent minimum lease payments to Senior Housing and HCPI through 2014 and 2020, the current lease terms.  They do not include percentage rent that may be payable under these leases.

(3)          This amount represents the termination payment which was paid to SLS on November 1, 2005.

(4)          These amounts primarily include insurance reserves related to workers compensation and professional liability insurance.  These amounts also include deferred gains and deferred revenue.

As of November 11, 2005, we have no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges or material joint ventures or partnerships.

Debt Instruments and Covenants

In May 2005, we entered into a new revolving credit facility.  The interest rate on borrowings under this facility is LIBOR plus 250 basis points.  The maximum amount available under this facility is $25.0 million, and is subject to limitations based upon qualifying collateral.  We are the borrower under the revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility.  The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants requiring the maintenance of collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and contains other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $50.0 million. The termination date of the facility is May 9, 2007.  The termination date may be extended twice, in each case by twelve months, subject to lender approval and other conditions.  As of September 30, 2005, no amounts were outstanding and as of November 11, 2005, $4.0 million was outstanding under this credit facility.  As of November 11, 2005, we believe we are in compliance with all applicable covenants under our revolving credit agreement.

At September 30, 2005, we have 11 HUD insured mortgage loans totaling $45.5 million that are secured by 9 properties.  The weighted average interest rate on these loans is 7.0%.  Payments of principal and interest are due monthly until maturity at varying dates ranging from February 2032 to June 2039.  These mortgages contain standard HUD mortgage covenants.  At November 11, 2005, we believe we are in compliance with all covenants of these mortgages.  We recorded mortgage premiums totaling $6.4 million in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturity of the mortgages.

At September 30, 2005, we had a $43.5 million first mortgage line of credit with Senior Housing that was secured by six communities.  On August 29, 2005, we repaid the initial borrowing of $24.0 million, plus interest, to Senior Housing with the proceeds from our sale of common shares.  At September 30, 2005, no balance was outstanding on this first mortgage line of credit; and, on October 31, 2005, we terminated this mortgage line of credit in connection with our sale and leaseback of the six Gordon communities with Senior Housing.

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

Related Party Transactions

As of September 30, 2005, 131 of our 155 senior living communities are leased from Senior Housing for total annual minimum rent of $98.7 million.

On April 19, 2004, we purchased a property that we had leased from Senior Housing for its appraised value of $5.9 million.  In May 2005, we purchased another property that we had leased from Senior Housing for its appraised value of $4.6 million.  Both purchases were funded with proceeds we received from HUD insured mortgages and available cash on hand.

On June 3, 2005, we acquired six assisted living communities from Gordon for approximately $59.0 million.  We funded this purchase using $10.0 million drawn under our revolving credit facility and proceeds of a sale leaseback transaction and a mortgage transaction with Senior Housing.  On June 3, 2005, we sold four of our assisted living communities to Senior Housing for $24.0 million and Senior Housing leased these communities back to us for initial rent of $2.2 million per annum.  Beginning in 2007, we may be required to pay additional rent determined as a percentage of revenue increases at these leased communities.  Senior Housing also provided us with a $43.5 million first mortgage line of credit secured by the six Gordon communities.  We borrowed $24.0 million under the first mortgage line of credit when we closed the Gordon purchase, and repaid this amount on August 29, 2005 with proceeds from our sale of common shares.  The mortgage line of credit had no amounts outstanding as of September 30, 2005 and was terminated on October 31, 2005 in connection with the $56.7 million sale and leaseback with Senior Housing of the six Gordon communities.  Our initial rent to Senior Housing for these six communities is $5.2 million per annum.  Beginning in 2007, we may be required to pay additional rent determined as a percentage of revenue increases at these leased communities.

During 2005, pursuant to the terms of our leases with Senior Housing, we sold to Senior Housing, at cost, $11.5 million of improvements made to properties leased to Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amount Senior Housing paid for the improvements, or $1.1 million.

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

Changes in market interest rates also affect the fair value of our debt obligations: increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example, based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $45.5 million mortgage debt outstanding at September 30, 2005, would increase by about $3.2 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $45.5 million mortgage debt at September 30, 2005 would decline by about $2.9 million.

Our revolving credit facility bears interest at floating rates and matures in May 2007.  As of September 30, 2005 and November 11, 2005, no amounts were outstanding under our revolving credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest of LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $25.0 million were drawn under our new credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $250,000 per year, or $0.02 per share, based on currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.  Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

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

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  WE MAY BE UNABLE TO MAINTAIN OR IMPROVE OUR FUTURE OCCUPANCY RATES AND AS A RESULT OUR REVENUES MAY DECLINE;

•                  THE IMPROVING ECONOMY MAY RESULT IN WAGE PRESSURES WHICH INCREASE OUR FUTURE COSTS;

•                  FUTURE MEDICARE AND MEDICAID RATES MAY BE LOWER THAN WE NOW ANTICIPATE;

•                  SLS’S OPERATIONS OF THE COMMUNITIES WHICH IT MANAGES FOR US MAY RESULT IN LOSSES TO US;

•                  THE TERMINATION OF OUR MANAGEMENT AGREEMENTS WITH SLS MAY NOT IMPROVE OUR FINANCIAL RESULTS OR MAY CAUSE US TO EXPERIENCE OPERATIING LOSSES.  WE MAY BE UNABLE TO OPERATE THESE COMMUNITIES FOR OUR OWN ACCOUNT IN A MANNER WHICH IS AS PROFITABLE AS THEY HAVE BEEN OPERATED BY SLS;

•                  OUR ACCOUNTING COSTS, PARTICULARLY THOSE ARISING FROM COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, MAY BE HIGHER THAN WE NOW EXPECT; OR

•                  WE MAY BECOME SUBJECT TO FINES OR REGULATORY SANCTIONS WHICH MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION OR PERFORMANCE.

IN ANY SUCH EVENT, OUR FUTURE FINANCIAL PERFORMANCE MAY CAUSE US TO EXPERIENCE LOSSES.  IF OUR FINANCIAL RESULTS DO NOT IMPROVE, OUR STOCK PRICE LIKELY WILL DECLINE.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO IMPLY THAT WE WILL RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q TO REFLECT THE FUTURE OCCURRENCE OF PRESENTLY UNANTICIPATED EVENTS.

Part II.   Other Information

Item 1. Legal Proceedings

There have been no material developments during the third quarter of 2005 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2005, we granted 4,000 shares of common stock valued at $7.27 per share, the closing price of the common shares on the American Stock Exchange on September 13, 2005, to our Director of Internal Audit.  We made the grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

We have been informed by Reit Management & Research LLC, or RMR, from whom we purchase various services pursuant to a shared services agreement, that the beneficial ownership of RMR has partially changed.  RMR was beneficially owned by Barry M. Portnoy and Gerard M. Martin, our managing directors.  Mr. Portnoy and his son, Adam D. Portnoy, have acquired Mr. Martin’s beneficial ownership in RMR.  Mr. Martin remains a director of RMR and, together with Mr. Barry Portnoy, continues as one of our managing directors.

Item 6.           Exhibits

10.1

First Amendment to Credit and Security Agreement, dated as of July 22, 2005, by and among Five Star, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to Five Star’s Current Report on Form 8-K dated August 23, 2005.)

10.2

Second Amendment to Credit and Security Agreement, dated as of August 15, 2005, by and among Five Star, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to Five Star’s Current Report on Form 8-K dated August 23, 2005.)

10.3

Purchase and Sale Agreement, dated as of October 31, 2005, by and among SNH/LTA Properties Trust, as Purchaser, and Five Star Quality Care-GHV, LLC and Five Star Quality Care-MVSP, LLC, as Sellers. (Incorporated by reference to Five Star’s Current Report on Form 8-K dated November 4, 2005.)

10.4

Third Amendment to Second Amended and Restated Lease Agreement, dated as of October 31, 2005, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to Five Star’s Current Report on Form 8-K dated November 4, 2005.)

10.5

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of October 31, 2005, by and among Five Star, certain affiliates of Five Star and certain affiliates of Senior Housing. (Incorporated by reference to Five Star’s Current Report on Form 8-K dated November 4, 2005.)

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
Dated: November 14, 2005

By:	/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: November 14, 2005