Form 10-K
period 2005-12-31
FIVE STAR QUALITY CARE INC
filed 2006-03-13
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐  Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $89.3 million based on the $7.30 closing price per common share on the American Stock Exchange on June 30, 2005.   For purposes of this calculation, an aggregate of 499,582.6 shares of common stock are held by the directors and officers of the registrant and have been included in the number of shares of common stock held by affiliates, which includes 35,000 shares of common stock held by Senior Housing Properties Trust.

Number of the registrant’s shares of common stock outstanding as of March 10, 2006: 20,060,934.

In this Annual Report on Form 10-K, the terms the “Company,” “Five Star”, “FVE”, “we”, “us” or “our” include Five Star Quality Care, Inc., and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 23, 2006, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REPRESENT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY MAY NOT OCCUR FOR VARIOUS REASONS.  FOR EXAMPLE:

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

•                  WE MAY BE UNABLE TO MAINTAIN OR IMPROVE OUR FUTURE OCCUPANCY RATES AND AS A RESULT OUR REVENUES MAY DECLINE;

•                  THE IMPROVING ECONOMY MAY RESULT IN WAGE PRESSURES WHICH INCREASE OUR FUTURE COSTS;

•                  FUTURE MEDICARE AND MEDICAID RATES MAY BE LOWER THAN WE NOW ANTICIPATE;

•                  SUNRISE SENIOR LIVING SERVICES, INC.’S, OR SLS’S, OPERATIONS OF THE COMMUNITIES WHICH IT MANAGES FOR US MAY RESULT IN LOSSES TO US;

•                  THE TERMINATION OF CERTAIN OF OUR MANAGEMENT AGREEMENTS WITH SLS MAY NOT IMPROVE OUR FINANCIAL RESULTS OR MAY CAUSE US TO EXPERIENCE OPERATING LOSSES.  WE MAY BE UNABLE TO OPERATE THE COMMUNITIES WHICH ARE THE SUBJECT OF THE TERMINATED MANAGEMENT AGREEMENTS FOR OUR OWN ACCOUNT IN A MANNER WHICH IS AS PROFITABLE AS THEY HAVE BEEN OPERATED BY SLS;

•                  WE MAY NOT RECEIVE THE REQUIRED REGULATORY APPROVALS TO LEASE THE TWO HOSPITALS FROM SENIOR HOUSING PROPERTIES TRUST, OR SENIOR HOUSING, AND OUR LEASE WITH SENIOR HOUSING MAY NOT BECOME EFFECTIVE.  HEALTHSOUTH CORPORATION’S, OR HEALTHSOUTH’S, LEASE OF THESE HOSPITALS MAY BE REINSTATED AND OUR LEASE OF THESE HOSPITALS MAY BE TERMINATED.  WE MAY BE UNABLE TO OPERATE THESE HOSPITALS PROFITABLY AND WE MAY EXPERIENCE LOSSES FROM OUR OPERATION OF THESE HOSPITALS;

•                  OUR ACCOUNTING COSTS, PARTICULARLY THOSE ARISING FROM COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, OR SARBANES-OXLEY, MAY BE HIGHER THAN WE NOW EXPECT;

•                  WE MAY BECOME SUBJECT TO FINES OR REGULATORY SANCTIONS WHICH MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION OR PERFORMANCE; OR

•                  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS”.

IN ANY SUCH EVENT, OUR FUTURE FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED AND WE MAY EXPERIENCE LOSSES.  IF OUR FINANCIAL RESULTS DO NOT IMPROVE, OUR STOCK PRICE LIKELY WILL DECLINE.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO IMPLY THAT WE WILL RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT TO REFLECT THE FUTURE OCCURRENCE OF PRESENTLY UNANTICIPATED EVENTS.

FIVE STAR QUALITY CARE, INC.

2005 FORM 10-K ANNUAL REPORT

Table of Contents

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

*	Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 23, 2006, to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business

GENERAL

We operate senior living communities, including independent living and congregate care communities, assisted living communities and nursing homes.  As of December 31, 2005, we operated 153 communities containing 17,110 living units, including 102 primarily independent and assisted living communities containing 12,403 living units and 51 nursing homes containing 4,707 living units.  Of our 102 primarily independent and assisted living communities, we leased 86 communities containing 11,221 living units from Senior Housing, our former parent, including 18 communities which were operated for our account by SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise, and we own or lease from parties other than Senior Housing 16 communities containing 1,182 living units.  We lease all but two of our nursing homes from Senior Housing.  Our 153 communities include 4,960 independent living apartments, 5,725 assisted living suites, 283 special care beds and 6,142 skilled nursing beds.  We also operate four institutional pharmacies, one of which provides mail order pharmaceuticals to the general public.  Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

OUR HISTORY

We were created by Senior Housing in April 2000 to operate nursing homes repossessed or acquired from two former Senior Housing tenants.  We were incorporated in Delaware in April 2000 and reincorporated in Maryland on September 17, 2001. On December 31, 2001, Senior Housing distributed substantially all of our outstanding shares to its shareholders and we became a separate publicly owned company listed on the American Stock Exchange, or AMEX. Pursuant to the transaction agreement governing this spin off:

•                  Senior Housing capitalized us with approximately $50 million of equity, consisting of cash and working capital, primarily operating receivables, net of operating payables;

•                  we agreed to lease 31 primarily independent and assisted living communities then operated by Marriott Senior Living Services, Inc., or MSLS, a wholly owned subsidiary of Marriott International Inc., or Marriott, upon their acquisition by Senior Housing which occurred in 2002, as described below;

•                  we leased 53 nursing homes and two assisted living communities from Senior Housing;

•                  we assumed one lease from the town of Campbell, Nebraska; and

•                  we agreed to acquire FSQ, Inc., or FSQ, the former operating company of the healthcare business we owned in order to acquire the personnel, systems and assets necessary for our business.

During 2002, we commenced operations at 51 senior living communities, including the 31 communities then operated by MSLS, and subsequently operated by SLS, and 20 additional communities.  In March and April 2002, we issued an aggregate of 3,823,000 shares of common stock, or common shares, in an underwritten public offering raising aggregate net proceeds of $26.1 million.  Also during 2002, we ceased operations at two communities, one of which was previously leased from Senior Housing and one of which was previously leased from the town of Campbell, Nebraska.

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

In March 2004, we ceased operations at one community that was leased from Senior Housing and was managed by SLS and we established an additional insurance company to insure a portion of our liability insurance.

In September 2004, we acquired an institutional pharmacy business located in Lincoln, Nebraska for approximately $3.0 million.

In November 2004, we acquired 100% of the capital stock of LTA Holdings, Inc., or LTA, for approximately $211.0 million, excluding closing costs.  LTA owned, leased and operated 47 senior living communities with 2,636 living units, which primarily offer assisted living services, located in seven states.  The majority of these 47 communities were built by LTA between 1997 and 2002, and 100% of the revenues at these communities are paid by residents from their private resources.  In addition, LTA had two management contracts with third parties for 12 assisted living communities.  We terminated one contract for 11 of these communities on March 1, 2005.  To finance the LTA acquisition, we entered into a $148.2 million sale leaseback transaction with Senior Housing for 31 of the communities acquired from LTA. We also entered into a $16.8 million mortgage loan with Senior Housing secured by five of our properties. We funded the balance of the purchase price with cash on hand, and by assuming  Department of Housing and Urban Development, or HUD, insured long term mortgage debts and an operating lease for four communities from Health Care Property Investors, Inc., or HCPI.

In December 2004 and January 2005, we issued a total of 3,620,000 common shares in an underwritten public offering for net proceeds of $28.8 million.  We used a portion of the proceeds raised in this offering to pay off the $16.8 million mortgage loan with Senior Housing described above, and we added the remainder to available cash balances.

In March 2005, we acquired a 62 unit assisted living community located in Georgia for approximately $6.9 million.  We financed this acquisition with cash on hand.

In June 2005, we acquired six assisted living communities from Gordon Health Ventures, LLC, or Gordon, for approximately $59.0 million.  These communities have a licensed resident capacity of 654 and are located in western Pennsylvania.  We funded this purchase using $10.0 million drawn under our revolving credit facility and the proceeds from a sale leaseback transaction and mortgage transaction with Senior Housing.  In connection with these transactions, we sold four assisted living communities in June 2005 to Senior Housing for $24.0 million and Senior Housing leased these communities back to us for initial rent of $2.2 million per year.  Senior Housing also provided a $43.5 million first mortgage line of credit secured by the six Gordon communities.  We borrowed $24.0 million under this first mortgage line of credit when we closed the Gordon purchase and repaid it in August 2005 with proceeds from our sale of common shares described below.  All of the revenues of the Gordon communities come from residents’ private resources.

In June 2005, we acquired an institutional pharmacy business located in Omaha, Nebraska for approximately $4.6 million.

In August and September 2005, we issued a total of 7,750,000 common shares in an underwritten public offering for net proceeds of $55.6 million.  We used the proceeds raised in this offering to pay off the $24.0 million mortgage line of credit with Senior Housing described above and to reduce amounts outstanding under our revolving credit facility, and we added the remainder to available cash balances.

In August 2005, we sent notices to SLS to terminate management agreements for 12 of the 30 senior living communities that SLS managed for us.  In November 2005, we terminated the SLS management agreements for these 12 communities for a payment of $81.5 million and we began to directly operate these communities.  As a result, we no longer pay management fees for these communities to SLS.  We funded this termination payment with cash on hand, including the proceeds of our sale of common shares, and with the proceeds of a sale leaseback transaction with Senior Housing for the six communities we acquired in June 2005 from Gordon.  We sold the six Gordon communities to Senior Housing for net proceeds of $56.7 million and Senior Housing leased these communities back to us.  Our initial rent to Senior Housing for these communities is $5.2 million per year.  The purchase price paid to us by Senior Housing is the same amount as the purchase price we paid to the seller of the Gordon communities.  In December 2005, we and SLS agreed to terminate one additional management agreement.  In February 2006, we terminated the SLS management agreement for that community for a payment of $4.8 million and we began to directly operate that community.  SLS continues to manage 17 communities for us.

In December 2005, we acquired an additional institutional pharmacy business located in West Hills, California for approximately $450,000.

In December 2005, Senior Housing sold two of our communities where we had ceased operations.  Senior Housing sold one community located in Florida for net proceeds of approximately $5.4 million, which caused a $540,000 reduction in annual minimum rent payable in accordance with our lease terms.  Senior Housing sold the other community located in California for net proceeds of approximately $2.6 million, which caused a $260,000 reduction in annual minimum rent payable also in accordance with our lease terms.

RECENT DEVELOPMENTS

In February 2006, we agreed to lease two hospitals from Senior Housing.  The term of the lease for the two hospitals commences when we receive all health regulatory approvals required to operate the hospitals.  These two hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts.  These hospitals offer extensive inpatient and outpatient services.  The hospitals are currently owned by Senior Housing but operated by HealthSouth.  Recently, the Massachusetts Superior Court has decided that Senior Housing validly terminated HealthSouth’s lease and ordered HealthSouth to cooperate in the transfer of the hospitals’ operations to a new tenant designated by Senior Housing.  HealthSouth has appealed these decisions, but the trial court and the appeals court have both denied HealthSouth’s requests to stay these decisions until the appeal is decided.  Fully reliable financial information about the current operations at these hospitals is not presently available.  Nonetheless, we believe that we will be able to operate these hospitals profitably and that these profits may be material to our operating results.  We believe that the successful operation of these hospitals may enhance our reputation as a provider of health and rehabilitation services and that this enhanced reputation may benefit us at other healthcare and senior living facilities which we operate.

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

In addition to managing our existing operations, we intend to continue to grow our business through acquisitions of independent and assisted living communities where residents’ private resources account for a large majority of revenues. Since we became a public company in late 2001, we added 101 primarily independent and assisted living communities to our business which in 2005 generated approximately 88% of their revenue from residents’ private resources, rather than from Medicare or Medicaid. We prefer to purchase communities which have achieved or are close to stabilized operations. We also try to make acquisitions where we can realize cost savings by combining operations with our existing operations.

Starting in the mid 1990s, a large number of independent and assisted living communities were developed with financing from private equity and real estate opportunity funds.  We believe that many of these communities are now at or approaching stabilized operations and many of these financial investors are now anxious to sell.  For example: in 2004, we acquired 47 independent and assisted living communities which were assembled and developed by LTA; and the controlling shareholder of LTA prior to our acquisition of LTA was a private equity fund.  We expect to pursue similar acquisitions for the next several years.

We also intend to expand our institutional pharmacy business. We acquired our first pharmacy in Wisconsin in 2003.  During 2004 and 2005, we acquired three additional pharmacies; two located in Nebraska and one located in California.  One of our pharmacies provides mail order pharmaceuticals to the general public.  Whenever we buy an institutional pharmacy business, we seek to grow its business by providing pharmacy services at our senior living communities within the same service area.  We are currently interested in acquiring pharmacies in other areas where we own senior living communities.  In addition, assuming we obtain the necessary regulatory approvals and depending upon the results we achieve at the rehabilitation hospitals we lease from Senior Housing, we may seek to expand our rehabilitation hospitals’ operations.

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

TYPES OF COMMUNITIES

Our present business plan contemplates the ownership, leasing and management of independent living apartments or congregate care communities, assisted living communities, nursing homes and rehabilitation hospitals. Some of our senior living communities combine more than one type of service in a single building or campus.

Independent Living Apartments or Congregate Care Communities.  Independent living apartments, or congregate care communities, provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, one or two meals per day in a central dining room, weekly maid service or services of a social director may be included in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some independent living properties, separate parts of the community are dedicated to assisted living or nursing services.  As of March 10, 2006, our business includes 4,960 independent living apartments in 38 communities.

Assisted Living Communities.  Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community on call or at regularly scheduled times.  As of March 10, 2006, our business includes 5,725 assisted living suites in 95 communities.

Nursing Homes.  Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built nursing home includes mostly two bed rooms with a separate bathroom in each room and shared dining and bathing facilities. Some private rooms are available for those residents who pay higher rates or for residents whose medical conditions require segregation. Nursing homes are staffed by licensed nursing professionals 24 hours per day.  As of March 10, 2006, our business includes 6,142 skilled nursing beds in 74 communities.

 Rehabilitation Hospitals.  Rehabilitation hospitals, also known as Inpatient Rehabilitation Facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in skilled nursing facilities.  Patients in IRFs generally receive a minimum of three hours of rehabilitation services daily.  Outpatient satellite clinics are often included as part of the continuum of care offered by IRFs.  The two rehabilitation hospitals that we expect to begin operating in 2006 have 364 beds available for inpatient services and provide extensive outpatient services from the hospitals’ premises.  In addition, these two hospitals operate 23 affiliated outpatient clinics.

OPERATING STRUCTURE

We have several regional offices which are located throughout the country.  Each regional office is responsible for multiple communities and is headed by a regional director of operations with extensive experience in the senior living industry.  Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist.  Regional staffs are responsible for all our community operations within the region, including:

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

PHARMACY OPERATIONS AND STAFFING

Our institutional pharmacy operation provides prescriptions, medical supplies, equipment and services to operators and residents of senior living communities; we do not sell to the public generally.  Our mail order pharmacy operation provides prescriptions and medical supplies to the general public.  Each of our pharmacies is managed by an executive director, who is responsible for the day to day operations of each pharmacy and our mail order operation, including billings, sales and marketing, financial performance, compliance with regulatory codes regarding the dispensing of controlled substances and staff supervision.  Other pharmacy personnel include licensed dispensing pharmacists, a director of pharmacy consultation, a medical records director, a nurse consultant, pharmacy technicians and billing personnel.

REHABILITATION HOSPITALS

We intend to offer continued employment to substantially all of the employees of the two rehabilitation hospitals that we expect to begin operating in 2006.  Management supervision will be provided directly from our home office which is located within 20 miles of each of these hospitals.

EMPLOYEES

As of March 10, 2006, we had approximately 11,637 employees, including 7,852 full time equivalents. Approximately 461 employees, including 306 full time equivalents, are represented under four collective bargaining agreements which have remaining terms of one to three years. We have no other employment agreements. We believe our relations with our union and non-union employees are good.

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

The US. Department of Health and Human Services, the Government Accountability Office, or GAO, and the Senate Special Committee on Aging have recently studied and reported on the development of assisted living and its role in the continuum of long-term care and as an alternative to nursing homes.  In 2003, the GAO recommended that CMS strengthen its oversight of state quality assurance in Medicaid home and community-based services waiver programs.  Since then, CMS has commenced a series of actions to strengthen its ability to effectively oversee state quality assurance programs and has provided guidance and technical assistance to the states to improve their ability to monitor and improve the quality of services provided through waivers.  Also in 2003, a working group of assisted living providers, consumers and regulatory organizations made recommendations to the Senate Special Committee on Aging on a range of subjects, including staffing, funding and regulation of assisted living.  We cannot predict whether these studies and reports will result in governmental policy changes or new legislation, or what impact any changes may have. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations, and we do not believe a materially increased financial commitment from the federal government is presently likely. However, we do anticipate that assisted living communities will increasingly be licensed and regulated by the various states, and that, in the absence of federal standards, the states’ policies will continue to vary widely.

Nursing Homes-Reimbursement.  About 61% of all nursing home revenues in the U.S. in 2004 (the most recent date for which information seems to be publicly available) came from publicly funded programs, including about 44% from Medicaid programs and 14% from the Medicare program. Nursing homes are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at nursing homes. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. A Medicare prospective payment system, or the PPS, was phased in over three years beginning with cost reporting years starting on or after July 1, 1998. Under the PPS, capital costs are part of the prospective rate and are not community specific.  The PPS and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home services. At the same time, federal and state enforcement and oversight of nursing homes are increasing, making licensing and certification of these communities more rigorous.

The PPS was established by the Balanced Budget Act of 1997, and was intended to reduce the rate of growth in Medicare payments for skilled nursing communities.  Before the current Medicare payment system, Medicare rates were community specific and cost based. Under the current Medicare payment system, skilled nursing facilities receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. Each resident is assigned to a care group depending on that resident’s medical characteristics and service needs.  These care groups are known as Resource Utilization Groups, or RUGs.  Per diem payment rates are established for each of these care groups.  Medicare payments cover substantially all services provided to Medicare residents in skilled nursing communities, including ancillary services such as rehabilitation therapies.  The PPS is intended to provide incentives to providers to furnish only necessary services and to deliver those services efficiently.  During the three year phase in period, Medicare rates for skilled nursing communities were based on a blend of community specific costs and rates established by the new Medicare payment system.  According to the GAO, between fiscal year 1998 and fiscal year 1999, the first full year of the changed Medicare payment system phase in, the average Medicare payment per day declined by about 9%.

Since November 1999, Congress has provided some relief from the impact of the Balanced Budget Act of 1997. Effective April 1, 2000, the Medicare, Medicaid and State Children’s Health Insurance Program Balanced Budget Refinement Act of 1999 temporarily boosted payments for certain skilled nursing cases by 20% and allowed skilled nursing communities to transition more rapidly to the federal payment system. This Act also increased the Medicare payment rates by 4% for fiscal years 2001 and 2002 and imposed a two year moratorium on some therapy limitations for skilled nursing residents covered under Medicare Part B. In December 2000, the Medicare, Medicaid and State Children’s Health Insurance Program Benefits Improvement and Protection Act of 2000 was approved. Effective April 1, 2001 to October 1, 2002, this Act increased the nursing component of the payment rate for each care group by 17%. This Act also increased annual inflation adjustments for fiscal year 2001, increased rehabilitation care group rates by 7%, maintained the previously temporary 20% increase in the other care group rates established in 1999, and extended the moratorium on some therapy reimbursement rate caps through 2002. However, as of October 1, 2002, the 4% across the board increase in Medicare payment rates and the 17% increase in the nursing component of the rates expired. Effective October 1, 2003, CMS increased the annual inflation update to skilled nursing community rates by 3% per year, and added an additional 3% for the year beginning October 1, 2003, to account for inflation underestimates in prior years. The 20% increase for the skilled nursing care groups and the 7% increase in rehabilitation care group rates expired when the current resource utilization groups were refined, effective January 1, 2006. Effective December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 set a new moratorium on implementation of some therapy reimbursement rate caps through 2005. This moratorium expired on January 1, 2006.

Effective January 1, 2006, CMS implemented changes to the payment categories it uses to set daily payment rates for Medicare beneficiaries in skilled nursing facilities. CMS has introduced nine new payment categories for medically complex patients, increasing the number of categories from 44 to 53, and has made revisions to its payment rates for current RUGS. Also effective January 1, 2006, these RUG changes have caused the elimination of certain temporary additional payments for certain skilled nursing care and rehabilitation groups. We are unable to predict the financial impact of these changes to the Medicare rates on our operations at this time.

Under the Deficit Reduction Act of 2005, or the DRA, enacted in February 2006, the federal government will slow the growth of Medicare and Medicaid payments for nursing home services by several methods.  Medicare bad debt reimbursement will be reduced from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid.  Limits on Medicare payments will also be implemented for outpatient therapies.  In addition, the “look-back” period for prohibited asset transfers that disqualify individuals from qualifying for Medicaid nursing home benefits will be increased from three to five years.  The period of Medicaid ineligibility will begin on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and placing added burdens on nursing homes.  The DRA also includes a demonstration project that will provide increased federal funds to states that provide home and community-based long term care services to qualified individuals relocated from nursing homes, and a post acute payment reform demonstration program that will compare and assess costs and outcomes of services at different long term care sites over three years.

Nursing Homes-Survey and Enforcement. CMS has undertaken an initiative to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities. CMS’s initiative follows a July 1998 GAO investigation which found inadequate care in a significant proportion of California nursing homes and CMS’s July 1998 report to Congress on the effectiveness of the survey and enforcement system. In 1999, the U.S. Department of Health and Human Services, Office of Inspector General issued several reports concerning quality of care in nursing homes, and the GAO issued reports in 1999, 2000, 2002, 2003, 2004 and 2005 which recommended that CMS and the states strengthen their compliance and enforcement practices, including federal oversight of state actions, to better ensure that nursing homes provide adequate care and states act more consistently. Since 1998, the Senate Special Committee on Aging has been holding hearings on these issues. CMS is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated communities with patterns of noncompliance. CMS is also increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey communities more consistently. In addition, CMS has adopted regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance. Medicare survey results and nursing staff hours per resident for each nursing home are posted on the Medicare website at www.medicare.gov. CMS plans to issue a proposed rule in 2006 that would require older nursing homes to install sprinklers. When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure may be imposed. We receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on us. If we are unable to cure deficiencies which have been identified or that are identified in the future, additional sanctions may be imposed, and if imposed, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

In 2000 and 2002, CMS issued reports on its study linking nursing staffing levels with quality of care, and CMS is assessing the impact that minimum staffing requirements would have on community costs and operations. In a report presented to Congress in 2002, the Department of Health and Human Services found that 90% of nursing homes lack the nurse and nurse aide staffing necessary to provide adequate care to residents. The Bush administration has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staffing at this time.  CMS is publishing the nurse staffing level at each nursing home on the internet (www.medicare.gov) to create market pressure to improve nursing home operations.

Rehabilitation Hospital Regulations and Rate Setting. The two rehabilitation hospitals that we expect to begin operating in 2006 are subject to federal, state and local regulation that affect their business activities and determine the rates they receive for services. These facilities are subject to periodic inspection by governmental and non-governmental agencies to ensure continued compliance with various licensure and accreditation standards. In addition, these facilities are certified by CMS to participate in the Medicare program and receive a significant portion of their revenues from that program.

On May 7, 2004, CMS issued a rule establishing revised Medicare standards that rehabilitation hospitals are required to meet in order to participate as IRFs in the Medicare program known as the “75% Rule.” The 75% Rule generally provides that, to be considered an IRF and receive reimbursement for services under the IRF prospective payment system, at least 75% of a facility’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. This means that to maintain their current levels of revenues many rehabilitation hospitals may need to reduce the number of non-qualifying patients treated and replace them with qualifying patients, establish other sources of revenues or both. The 75% Rule is being phased in over a four year period that began on July 1, 2004. The DRA delayed the phase-in of the 75% Rule for a year by retaining the current 60% premium requirement for cost reporting periods starting on and after July 1, 2006, and by delaying raising the requirement to 65% until July 1, 2007, and to 75% until July 1, 2008. An IRF that fails to meet the requirements of the 75% Rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates.

Certificates of Need. Most states limit the number of nursing homes and hospitals by requiring developers to obtain certificates of need before new communities may be built and a few states limit the number of assisted living facilities by requiring certificates of need. Also, states such as California and Texas that have eliminated certificate of need laws often have retained other means of limiting new development, such as the use of moratoria, licensing laws or limitations upon participation in the state Medicaid program. We believe that these governmental limitations may make nursing homes more valuable by limiting competition.

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

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, Medicare beneficiaries may receive prescription drug benefits beginning January 1, 2006 by enrolling in private health plans or managed care organizations, or if they remain in traditional Medicare, by enrolling in stand alone prescription drug plans. A number of legislative proposals that would affect major reforms of the healthcare system have been introduced in the U.S. Congress and many are being considered by some state governments, such as programs for national health insurance, the option of block grants for states rather than federal matching money for certain state Medicaid services, additional Medicare and Medicaid reforms and federal and state cost containment measures, such as temporarily freezing Medicare nursing home payment rates at their current levels and reducing annual Medicare inflation allowances for nursing homes. In connection with recent fiscal pressures on state governments, legislation and regulation to reduce Medicaid nursing home payment rates in some states are possible in the future. We cannot predict whether any of these legislative or regulatory proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

INSURANCE

Litigation against senior living operators has been increasing during the past few years.  Several cases by nursing home patients or their families who have won large monetary awards for mistreatment have been widely publicized.  The amount of such litigation in Florida has been particularly significant.  As a result, liability insurance costs are rising and, in some cases, such insurance is not available to some senior living operators.  We have liability insurance for the properties which we now operate.  As of December 31, 2005, only three of the communities we operate were located in Florida (with an aggregate of 638 independent living apartments and 221 assisted living suites).  SLS is responsible for obtaining insurance for the senior living communities which SLS manages for us.  As of December 31, 2005, three of the communities SLS manages for us were located in Florida (with an aggregate of 382 independent living apartments, 180 assisted living suites and 95 nursing home beds).

In recent years, our insurance costs for workers compensation and employee healthcare have also increased significantly.  This is especially so with respect to workers compensation insurance in California where we operated seven communities with approximately 905 employees as of December 31, 2005.

To partially offset these insurance cost increases, we have taken a number of actions including the following:

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

•                  we are fully self insured for all employees health related claims;

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

Our current insurance arrangements generally are renewable in June 2006. We do not know if our insurance charges and self-insurance reserve requirements will continue to increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means in the future.

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

ENVIRONMENTAL MATTERS

Under various federal, state and local laws, owners as well as tenants and operators of real estate may be required to investigate and clean up hazardous substances released or otherwise present at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean up costs incurred in connection with any such hazardous substances.  Under our leases with Senior Housing, we have also agreed to indemnify Senior Housing for any such liabilities related to the leased communities. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination, which lien may be senior in priority to our leases. We have reviewed environmental surveys of all of our leased and owned communities. Based upon that review we do not believe that any of these properties are subject to any material environmental contamination. However, no assurances can be given that a prior owner, operator or occupant of our communities did not create a material environmental condition not known to us which might have been revealed by a more in depth study of the properties or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability upon us. The presence or discovery of any material environmental contaminants at our communities could have a material adverse impact on us.

INTERNET WEBSITES

Our internet website address is www.5sqc.com.  Copies of our governance guidelines, code of ethics and the charters of our audit, quality of care, compensation and nominating and governance committees may be obtained at our website or free of charge by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, MA 02458.  We make available, free of charge, through our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such forms are filed with the Securities and Exchange Commission.  Any shareholder or other interested party who desires to communicate with our independent directors, individually or as a group, may do so by filling out a report on our website. Our board also provides a process for security holders to send communications to our entire board. Information about the process for sending communications to our board can be found on our website.  Our website address and website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in such websites are not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.  Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common shares could decline.  Investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding to invest in our common shares or other securities.

A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

For the year ended December 31, 2005, our revenues were $757.5 million and our operating expenses were $836.2 million (including our SLS termination expense of approximately $86.3 million).  A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

SLS’s continuing management of some of our communities may have adverse consequences to us.

In March 2003, Marriott sold its subsidiary which managed 31 communities for us to Sunrise.  In 2004, we and SLS closed one of these communities by mutual agreement because of the poor financial results at that community.  In

November 2005, we terminated SLS management agreements for an additional 12 communities.  In February 2006, we terminated the management agreement for one additional community.  As a result of these terminations, SLS may be unwilling to operate, or may not be able to profitably operate, the remaining 17 communities which it operates for our account and the income we realize from these operations may decline.  We cannot predict the effect that our terminations of these management agreements will have on our ongoing relationship with SLS.

Our growth strategy may not succeed.

Since our spin-off from Senior Housing on December 31, 2001, we have grown rapidly through acquisitions. Our business plan includes acquiring additional senior living communities, pharmacies and rehabilitation hospitals.  Our growth strategy involves risks including the following:

•                  we may be unable to locate senior living communities or pharmacies available for purchase at acceptable prices;

•                  we may be unable to access capital to make acquisitions or operate acquired businesses;

•                  acquired operations may not perform in line with expectations;

•                  acquired operations may subject us to unanticipated contingent liabilities or regulatory problems;

•                  to the extent we incur acquisition debt or leases, our operating leverage may increase and, to the extent we issue additional equity, our shareholders’ percentage of ownership will be diluted; and

•                  combining our present operations with newly acquired operations may disrupt operations or cost more than anticipated.

For these reasons and others:

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

When we acquire new communities, we frequently see a decline in community occupancy and it often takes some period of time for us to stabilize acquired community operations.  For example, occupancy levels for the Gordon communities we acquired in June 2005 are still somewhat below their historical levels.  Our efforts to restore occupancy or stabilize acquired communities’ operations may not be successful.

In addition, we have recently expanded into the institutional and mail order pharmacy businesses and plan to operate two rehabilitation hospitals.  These are businesses with which we have limited experience, and our initiatives in these areas may not be successful.

We may be unable to lease the two hospitals from Senior Housing, and, if we are able to lease these hospitals, we may not achieve the anticipated benefits of our operation of these hospitals.

We may not receive the required regulatory approvals to lease the two hospitals from Senior Housing and our lease with Senior Housing may not become effective.  Also, Healthsouth’s appeal of the Massachusetts Superior Court’s order to cooperate in the transfer of these two hospitals may be successful, Healthsouth’s lease of these hospitals may be reinstated and our tenancy may be terminated.

The historical operating and financial information concerning the two hospitals’ operations that we received from Healthsouth may not be accurate.  Also, recent changes in Medicare rate formulas applicable to rehabilitation hospitals make it difficult to project the hospitals’ future financial results.  In these circumstances, our projection that our future operation of these hospitals will be profitable may prove to be inaccurate.  In fact, we may be unable to operate these hospitals profitably and we may experience losses from our operation of these hospitals.

If we are unable to operate these hospitals successfully, our reputation as a provider of health and rehabilitation services may be damaged.  Even if we successfully operate these hospitals, these operations may have little or no benefit to our other operations.

We may not achieve the anticipated benefits of our acquisition of the Gordon communities.

The financial benefits we expect to realize from our 2005 acquisition of the Gordon communities are largely dependent upon our ability to increase the occupancy of the Gordon communities and to realize cost savings by combining the Gordon communities’ operations and our existing operations.  Changing management at senior living communities sometimes results in decreased occupancy, declining revenues and increased costs.  If our management of the Gordon communities does not increase occupancy, increase revenues and lower costs, we may not achieve the anticipated benefits and we may experience losses.

We may not achieve the anticipated benefits of our termination of management agreements for 13 communities that SLS managed for us.

The financial benefits we expect to realize from our termination of management agreements for 13 communities that SLS managed for us are largely dependent upon our ability to maintain the occupancy of the 13 communities and to lower certain operating costs.  Changing management at senior living communities sometimes results in decreased occupancy, declining revenues and increased costs.  The transition of operations at senior living communities is often complicated and we can provide no assurance that the benefits we hope to achieve by terminating these SLS management agreements will be realized.

The nature of our business exposes us to litigation risks.  As a result, our insurance costs have increased and may continue to increase, and we self insure a large portion of our litigation risks.

In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other operating companies.  Today, some lawyers and law firms specialize in bringing litigation against senior living companies.  As a result of this litigation and potential litigation, our cost of liability insurance has increased dramatically during the past few years.  Medical liability insurance reform has become a topic of political debate and some states have enacted legislation to limit future liability awards.  However, unless such reforms are not generally adopted, we expect our insurance costs may continue to increase.  To reduce costs, we self insure a significant amount of our litigation liability risks.  Although our reserves for liability self insurance have been determined with guidance from third party professionals, our reserves may prove inadequate.  Increasing liability insurance costs and increasing self insurance reserves may materially negatively affect our results of operations.

Our business is subject to extensive regulation which increases our costs and may result in losses.

Licensing and Medicare and Medicaid laws require operators of senior living communities to comply with extensive standards governing operations. There are also various laws prohibiting fraud by senior living operators, including criminal laws that prohibit false claims for Medicare and Medicaid and that regulate patient referrals. In recent years, the federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti-fraud investigations. When quality of care deficiencies are identified or improper billing is uncovered, various sanctions may be imposed, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, governmental oversight or loss of licensure. Our communities receive notices of sanctions from time to time.  As a result of this extensive regulatory system and increasing enforcement initiatives, we have increased our costs of monitoring quality of care compliance and billing procedures, and we expect these costs may continue to increase. Also, if we become subject to regulatory sanctions, our business may be adversely affected and we might experience financial losses.

The failure of Medicare and Medicaid rates to match our costs will reduce our income.

Some of our operations, especially our nursing homes, receive significant revenues from the Medicare and Medicaid programs.  During the year ended December 31, 2005, approximately 36% of our net revenues from residents were received from these programs.  The federal government and some states are now experiencing fiscal deficits. Historically, when governmental deficits have increased, cut backs in Medicare and Medicaid funding have often followed.  These cut backs sometimes include rate reductions, but more often result in a failure of Medicare and Medicaid rates to increase by sufficient amounts to offset increasing costs.  We cannot now predict whether future Medicare and Medicaid rates will be sufficient to cover our future cost increases.  Future Medicare and Medicaid rate declines or a failure of these rates to cover increasing costs could result in our experiencing lower earnings or losses.  The rehabilitation hospitals that we expect to begin operating in 2006 receive a significant part of their revenues from the Medicare programs, and these operations will increase our exposure to Medicare rate risks.

Compliance with Sarbanes-Oxley will continue to increase our accounting costs and reduce our income.

Section 404 of Sarbanes-Oxley requires that our independent auditors audit our internal control over financial reporting for the year ended December 31, 2005 and thereafter.  Section 404 also requires our management to assess the effectiveness of our internal control over financial reporting as of December 31, 2005 and to report the results of that assessment in our annual report.  These additional requirements have increased our accounting costs and we expect that these increased costs will continue to reduce our income.

A significant increase in our labor costs may have a material adverse effect on us.

We compete with other operators of senior living communities with respect to attracting and retaining qualified personnel responsible for the day to day operations of each of our communities.  A shortage of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel.  Also, we have to compete for lesser skilled workers with numerous other employers. Employment statistics recently published by the government indicate a tightening job market. Historically, these statistics have often foretold increased wage pressures.  Although we have not yet experienced any recent significant wage pressures, such wage pressures may occur in the near future.  Employee benefits costs, including employee health insurance and workers compensation insurance costs, have materially increased in recent years.  To help control these costs, we partially self insure our workers compensation insurance and fully self insure our employee health insurance.  Although our self insurance reserves have been determined with guidance from third party professionals, our reserves may be inadequate.  Increasing employee health and workers compensation insurance costs and increasing self insurance reserves for this type of insurance may materially negatively affect our earnings.  No assurance can be given that our labor costs will not increase or that any increase will be matched by corresponding increases in rates charged to residents.  Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Our business may require regular capital expenditures.

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

We compete with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers.  Historically, nursing homes have been somewhat protected from competition by state laws requiring certificates of need to develop new communities; however, these barriers have been eliminated in many states.  Also, there are few barriers to competition for home healthcare or for independent and assisted living services.  Growth in the availability of nursing home alternatives, including assisted living communities, has had and may in the future have the effect of reducing the occupancy or profitability at nursing homes, including those we operate.  Many of our existing competitors are larger and have greater financial resources than us.  Accordingly, we cannot provide any assurances that we will be able to attract a sufficient number of residents to our communities or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully or to operate profitably.

We are subject to possible conflicts of interest; we have engaged in, and expect to continue to have, transactions with related parties.

Our business is subject to possible conflicts of interest as follows:

•                  our Chief Executive Officer, Evrett W. Benton, and our Chief Financial Officer, Bruce J. Mackey Jr., are also part-time employees of Reit Management and Research LLC, or RMR. RMR is the manager for Senior Housing and we purchase various services from RMR pursuant to a shared services agreement;

•                  our managing directors, Barry M. Portnoy and Gerard M. Martin, are also managing trustees of Senior Housing.  Mr. Portnoy also is the majority beneficial owner of RMR and another entity that leases office space to us and Mr. Martin is a director of RMR;

•                  under our shared services agreement with RMR, in the event of a conflict between Senior Housing and us, RMR may act on behalf of Senior Housing rather than on our behalf; and

•                  we lease 135 of the 153 senior living communities that we operate from Senior Housing for total annual minimum rent of $103.5 million.

On December 31, 2001, Senior Housing distributed substantially all of its ownership of our shares to its shareholders.  Simultaneously with the spin off, we entered into agreements with Senior Housing which, among other things, limit ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of Senior Housing as a real estate investment trust and limit our ability to acquire real estate of types which are owned by Senior Housing or other real estate investment trusts managed by RMR.  As a result of these agreements, our leases with Senior Housing and our shared services agreement with RMR, Senior Housing, RMR and their respective affiliates have significant roles in our business and we do not anticipate any changes to those roles in the future.  Future business dealings between us, Senior Housing, RMR and their respective affiliates may be on terms less favorable to us than we could achieve on an arm’s length basis.  Although we do not believe these conflicts have adversely affected, or will adversely affect, our business, not everyone may agree with our position.

The limitations on the ownership of our shares and other anti-takeover provisions in our governing documents and in our material agreements may prevent our shareholders from receiving a takeover premium for their shares.

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

•                  the power of our board of directors, without a shareholders’ vote, to authorize and issue additional shares and classes of shares on terms that it determines;

•                  a 75% shareholder vote and cause requirements for removal of directors; and

•                  advance notice procedures with respect to nominations of directors and shareholder proposals.

For all of these reasons, shareholders may be unable to cause a change of control of us or to realize a change of control premium for their common shares.

The price of our common shares has fluctuated, and a number of factors may cause our common share price to decline.

The market price of our common shares has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to, the risks set out in this Annual Report on form 10-K, as well as:

•                  the liquidity of the market for our common shares;

•                  variations in our operating results;

•                  variations from analysts’ expectations; and

•                  general economic and industry trends and conditions.

In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies.  These market fluctuations may also cause the market price of our common shares to decline.  Investors may be unable to resell their common shares at or above the offering price.

Circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on us.

Approximately 64% of our net revenues from residents from our communities for the year ended December 31, 2005 were paid by residents from their private resources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

OUR SENIOR LIVING COMMUNITIES

As of December 31, 2005, our business included 153 senior living communities which may be categorized into groups as follows:

Ownership	No. of communities	Type of units				Total living units	Occupancy for the year ended Dec. 31, 2005	Revenues for the year ended Dec. 31, 2005 (in thousands)	Percent of revenues from private resources
		Indep. living apts.	Assist. living suites	Special care beds	Nursing home beds

Independent and Assisted living communities we operate (1)	84	2,476	4,795	—	524	7,795	88%	$262,779	94%
Skilled nursing facilities we operate	51	95	—	—	4,612	4,707	89%	259,111	19%
Independent and assisted living communities that SLS manages on our behalf (1)	18	2,389	930	283	1,006	4,608	90%	200,079	82%
Totals:	153	4,960	5,725	283	6,142	17,110	90%	$721,969	64%

(1)  In February 2006, we terminated an SLS management agreement for one community and we began to directly operate that community.  SLS continues to manage 17 communities for us.

INDEPENDENT AND ASSISTED LIVING COMMUNITIES WE OPERATE

As of December 31, 2005, we operated 84 independent and assisted living communities.  We leased 68 of these communities from Senior Housing and four of these communities from HCPI and we owned the remaining 12 communities.  These communities had 7,795 living units and were located in 18 states.  The following table provides additional information about these communities and their operations as of December 31, 2005:

		Type of units					Revenues for the	Percent of
Location	No. of Communities	Indep. living apts.	Assist. living suites	Nursing home beds	Total living units	Occupancy for the year ended Dec. 31, 2005	year ended Dec. 31, 2005 (in thousands)	revenues from private resources
1. Alabama	6	—	256	—	256	88%	$7,154	100%
2. Arizona	2	167	85	64	316	92%	12,018	90%
3. California	3	330	180	59	569	93%	25,163	94%
4. Delaware	1	62	26	110	198	95%	11,389	54%
5. Florida	3	638	221	—	859	90%	22,141	100%
6. Georgia	8	—	365	—	365	92%	11,306	100%
7. Kansas	2	253	30	60	343	91%	12,229	86%
8. Kentucky	7	380	249	171	800	94%	32,605	82%
9. Massachusetts	1	—	125	—	125	97%	6,949	100%
10. Maryland	6	275	324	—	599	92%	22,735	100%
11. Missouri	1	114	—	—	114	69%	1,734	100%
12. Nebraska	1	—	73	—	73	83%	2,045	100%
13. North Carolina	5	—	440	—	440	88%	14,654	99%
14. New Mexico	1	114	35	60	209	97%	10,732	91%
15. Pennsylvania	6	—	618	—	618	89%	10,526	100%
16. South Carolina	12	—	555	—	555	91%	16,646	100%
17. Tennessee	9	—	550	—	550	90%	15,353	100%
18. Virginia	10	143	663	—	806	89%	27,400	100%
Totals:	84	2,476	4,795	524	7,795	88%	$262,779	94%

SKILLED NURSING FACILITIES WE OPERATE

As of December 31, 2005, we operated 51 skilled nursing facilities.  We lease 49 of these facilities from Senior Housing and we own the other two facilities.  These facilities had 4,707 living units and were located in 12 states.  The following table provides additional information about these facilities and their operations as of December 31, 2005:

								Percent of
		Types of units				Occupancy	Revenues for the	revenues
Location	No. of communities	Indep. living apts.	Assist. living suites	Nursing home beds	Total living units	for the year ended Dec. 31, 2005	year ended Dec. 31, 2005 ( in thousands)	from private resources
1. Arizona	1	—	—	125	125	83%	$6,359	17%
2. California	4	—	—	396	396	96%	27,209	17%
3. Colorado	7	64	—	752	816	86%	43,654	25%
4. Connecticut	2	—	—	300	300	96%	23,160	8%
5. Georgia	3	—	—	334	334	93%	15,727	7%
6. Iowa	7	19	—	476	495	91%	26,258	15%
7. Kansas	1	4	—	55	59	97%	2,705	30%
8. Michigan	2	—	—	273	273	89%	22,883	12%
9. Missouri	2	—	—	180	180	88%	7,014	18%
10. Nebraska	14	—	—	815	815	86%	35,979	27%
11. Wisconsin	6	—	—	723	723	90%	39,924	23%
12. Wyoming	2	8	—	183	191	81%	8,239	25%
Totals:	51	95	—	4,612	4,707	89%	$259,111	19%

INDEPENDENT AND ASSISTED LIVING COMMUNITIES THAT SLS MANAGES ON OUR BEHALF

As of December 31, 2005, our business included 18 communities that we leased from Senior Housing and that SLS managed on our behalf.  These communities had 4,608 living units and were located in eight states.  In February 2006, we terminated the SLS management agreement for one community and we began to directly operate that community.  SLS continues to manage 17 communities for us.  The following table provides additional information about these communities and their operations as of December 31, 2005:

									Percent of
		Type of units					Occupancy		revenues
Location	No. of communities	Indep. living apts.	Assist. living suites	Special care beds	Nursing home beds	Total living units	for the year ended Dec. 31, 2005	Revenues for the year ended Dec. 31, 2005 (in thousands)	from private resources
1. Arizona	2	356	109	28	124	617	88%	$23,134	85%
2. Delaware	4	273	147	26	231	677	93%	35,030	80%
3. Florida	3	382	180	—	95	657	92%	26,206	77%
4. Indiana	1	117	—	30	74	221	92%	12,011	71%
5. New Jersey	1	217	108	31	60	416	72%	14,443	88%
6. Ohio	1	144	87	25	60	316	89%	15,329	89%
7. South Carolina	1	—	60	36	68	164	94%	6,401	69%
8. Texas	5	900	239	107	294	1,540	92%	67,525	83%
Totals:	18	2,389	930	283	1,006	4,608	90%	$200,079	82%

OUR SENIOR HOUSING LEASES

We have four leases with Senior Housing.  Three of these leases, or the Five Star Leases, are for communities that we operate.  Under a fourth lease, or the SLS/Five Star Lease, we currently operate 13 communities and SLS manages 17 communities for us under separate management agreements.  The following is a summary of the material terms of our leases.  Because it is a summary, it does not contain all of the information that may be important to you.  If you would like more information, you should read the leases which we have listed in Item 15 of this Annual Report on Form 10-K and incorporated by reference.

Minimum rent.  Our minimum rent obligation under the Five Star Leases is approximately $39.4 million per year, and our minimum rent obligation under the SLS/Five Star Lease is approximately $64.0 million per year.

Percentage rent. Our leases require us to pay additional rent equal to 4% of the amount by which gross revenues of the communities we operate exceed gross revenues in a base year.

Term. The terms of these leases are as follows:

		Initial expiration date	Renewal terms
•	Five Star Leases	December 31, 2020	One 15 year renewal option

•	SLS/Five Star Lease	December 31, 2017	Two consecutive renewal options for 10 and 5 years (15 years total)

Operating costs.  Each lease is a so-called “triple-net” lease which requires us to pay all costs incurred in the operation of the communities, including the costs of personnel, service to residents, insurance and real estate and personal property taxes.

Rent during renewal term.  Rent during each renewal term is the same as the minimum rent and percentage rent payable during the initial term.

Non economic circumstances.  If we determine that continued operations of one or more communities is not economically practical, we may negotiate with Senior Housing to close or sell that community, including Senior Housing’s ownership in the property. In the event of such a sale, Senior Housing receives the net proceeds and our rent for the remaining communities in the affected lease is reduced according to formulas in the leases.

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

Damage, destruction, condemnation and environmental matters.  If any of the leased communities is damaged by fire or other casualty or taken for a public use, we are generally obligated to rebuild unless the community cannot be restored. If the community cannot be restored, Senior Housing will generally receive all insurance or taking proceeds and we are liable to Senior Housing for the amount of any deductible or deficiency between the replacement cost and the insurance proceeds, and our rent will be adjusted pro rata.  We are also required to remove and dispose of any hazardous substance at the leased communities in compliance with all applicable environmental laws and regulations.

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

Financing limitations; security.  We may not incur debt secured by our investments in our tenant subsidiaries. Further, our tenant subsidiaries are prohibited from incurring liabilities other than operating liabilities incurred in the ordinary course of business, liabilities secured by our accounts receivable or purchase money debt. We have pledged 100% of the equity interests of certain of our tenant subsidiaries to Senior Housing or its lenders, and we may pledge interests in our leases only if the pledge is consented to by Senior Housing.

FF&E reserves.  We are required under our SLS/Five Star lease to make deposits into certain accounts that we own for replacements and improvements known as FF&E reserves. Senior Housing has a security and remainder interest in these accounts and in all property purchased with funding from these accounts.

SUNRISE SENIOR LIVING SERVICES, INC. MANAGEMENT AGREEMENTS

The following is a summary of the material terms of our 17 remaining management agreements with SLS.  Because it is a summary, it does not contain all of the information that may be important to you.  If you would like more information, you should read the form of operating agreement which we have listed in Item 15 of this Annual Report on Form 10-K and incorporated by reference.

Term.  Each of our remaining management agreements has an initial term expiring in 2027, with one five year renewal term at SLS’s option.

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

FF&E reserves and capital improvements.  SLS has established an FF&E reserve account under each management agreement to cover the expected recurring cost of replacements and renewals to the furniture, furnishings, fixtures, soft goods, case goods, vehicles and equipment, and for building repairs and maintenance which are normally capitalized.  The FF&E reserve accounts are funded from the operating revenues of the managed communities.  The amount of this funding varies among the managed communities; however, for most communities it is currently set at 2.85% of gross revenues and will gradually increase to 3.5% of gross revenues.  In 2005, 2004 and 2003, we deposited $8.7 million, $8.6 million and $8.1 million into these accounts, respectively.  In the event major capital improvements are required, or if the amounts set aside in the FF&E reserve accounts are inadequate for required repairs, we may be required to separately fund such repairs and improvements.  Any such separate funding which we provide increases the amount of our owner’s priority, as described below.  The amount of FF&E reserve funding required under our SLS management agreements is the same as the funding required by our Senior Housing lease for these communities.  Also, under our lease, we have the option to request Senior Housing to provide any required separate funding in return for rent adjustments to provide Senior Housing a return on its investment according to a formula set forth in the lease.

Fees.  For its management services, SLS receives a base fee generally equal to 5% of the managed communities’ gross revenues, plus an incentive fee generally equal to 20% of operating cash flows in excess of the amount of our owner’s priority, as defined in the agreements.  For its central services, SLS receives a fee generally equal to 2% of gross revenues.  During 2005, 2004 and 2003, management and central services fees paid to SLS and SLS’s predecessor, MSLS, totaled $21.3 million, $19.3 million and $17.3 million, respectively.

Owner’s priority.  We receive the profits of the SLS managed communities on a priority basis before SLS receives any incentive fees.  The amount of our owner’s priority for each managed community is established based upon a specified rate of return on historical capital investments in these communities, including capital improvements during the term of the management agreements which are funded by us or Senior Housing in addition to the FF&E reserve.  As of the year ended December 31, 2005, 2004 and 2003, the aggregate amount of our owner’s priority for all communities managed by SLS was $48.9 million, $72.5 million and $69.4 million, respectively.  The decrease of owners priority between 2005 and 2004 is a result of our termination of management agreements for 12 communities that SLS managed for us in November 2005.

Pooling.  Four of the communities are subject to a pooling arrangement whereby the calculation and payment of fees payable to SLS and our owner’s priority for these four communities are combined.

Defaults and termination.  The SLS management agreements contain various default and termination provisions. Our right to exercise termination options under the SLS management agreements is subject to approval by Senior Housing under the terms of the lease for these communities.

Item 3.    Legal Proceedings

In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any material pending legal proceeding affecting us for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the AMEX (symbol: FVE). The following table sets forth for the periods indicated the high and low sales prices for our common shares as reported by the AMEX:

	Low	High
2004
First Quarter	$3.50	$6.39
Second Quarter	3.55	5.25
Third Quarter	4.10	7.69
Fourth Quarter	6.55	8.80

2005
First Quarter	$6.80	$9.19
Second Quarter	5.60	8.65
Third Quarter	6.75	9.09
Fourth Quarter	6.02	7.98

The closing price of our common shares on the AMEX on March 10, 2006, was $11.23 per share.

As of March 10, 2006, there were 60,000 record holders of our common shares, and we estimate that as of such date there were approximately 3,500 beneficial owners of our common shares.

We have not paid any dividends in the past and do not expect to pay dividends in the foreseeable future.

Item 6.    Selected Financial Data

Set forth below is selected financial data for the periods and dates indicated. The following data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Operating data:
Total revenues	$757,527	$620,014	$567,465	$509,191	$211,545
Net (loss) income from continuing operations	(81,247)	5,685	(5,559)	(8,673)	1,487
Net loss from discontinued operations	(2,912)	(2,394)	(2,380)	(4,501)	(960)
Net income (loss)	$(84,159)	$3,291	$(7,939)	$(13,174)	$527
Net (loss) income per share:
(Loss) income from continuing operations	$(5.46)	$0.65	$(0.66)	$(1.14)	$0.34
Loss from discontinued operations	(0.20)	(0.27)	(0.28)	(0.60)	(0.22)
Net (loss) income	$(5.66)	$0.38	$(0.94)	$(1.74)	$0.12
Balance sheet data (as of December 31):
Total assets	$228,940	$222,985	$147,370	$133,197	$68,043
Total indebtedness	45,329	42,581	10,435	16,123	—
Other long term obligations	25,465	18,065	18,417	17,723	—
Total shareholders’ equity	$68,804	$95,904	$64,427	$65,047	$50,233

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INDUSTRY TRENDS

The senior living industry is experiencing growth as a result of demographic changes and various other factors.  According to census data, the population in the United States over age 75 is growing much faster than the general population.  As a general rule, economic factors that affect seniors will have a corresponding impact on the senior living industry.  For example, the continuing strength of the home resale market in most areas of the country has been beneficial to seniors, since the equity from the sale of a home is a significant source of funding for senior living care for many people.

A large number of independent and assisted living communities were built in the 1990s.  This development activity caused an excess supply of new, high priced communities.  Longer than projected fill up periods resulted in low occupancy, price discounting and financial distress for many independent and assisted living operators.  Development activity was significantly reduced in the early part of this decade.  We believe that the supply and demand for these types of facilities is today nationwide about balanced.  We believe that the aging of the U.S. population and the almost complete reliance of independent and assisted living services upon revenues from residents’ private pay resources should mean that these types of facilities can be profitably operated for the foreseeable future.  However, it appears to us that today some investors may be assuming that the improvements in financial results realized at these types of communities during the past few years may continue indefinitely.  The reported sales price being paid today for some independent and assisted living communities seem to exceed replacement cost, including fill up losses.  We are concerned that new development activity may occur in the near future, and it is currently unclear whether this activity will result in excess or moderate new supply which can be absorbed without adversely affecting existing market conditions.

The increasing availability of assisted living facilities in 1990s caused occupancy at many nursing homes to decline.  This fact, together with restrictions on development of new nursing homes by most states, has caused nursing care to be delivered in many older facilities.  We believe that many nursing homes currently in operation are becoming physically obsolete and that eventually political pressures from an aging population will cause governmental authorities to permit increased new construction.  We have made special efforts at our nursing homes to maintain the physical plants so that we can continue to compete.

Institutional pharmacies provide large quantities of drugs at locations where patients with recurring pharmacy requirements are concentrated.  The business rationale for an institution pharmacy is to deliver drugs and pharmacy services more efficiently and at lower costs than from expensive retail locations which cater to short term requirements.  The aging of the population and recent pharmacological innovations have created rapidly growing demand for pharmacy drugs and services.  We believe that the Medicare D benefits program which became effective January 1, 2006 will increase the demand for pharmacy drugs and services and that cost containment pressures, which inevitably will be part of this government funded program, will increase business for efficient institutional pharmacy businesses such as those we have recently begun to operate.

We earn our revenues primarily by providing housing and services to our residents.  During 2005, approximately 36% of our net revenues from residents came from Medicare and Medicaid and 64% of our net revenues from residents came from private pay and other resources.  All private pay residents are billed in advance for the next month’s housing and care.

Our most significant expenses are:

•                  Wages and benefits – includes wages for our employees working at our communities and wage related expenses such as health insurance, workers compensation insurance and other benefits.

•                  Other operating expenses – includes utilities, housekeeping, dietary, maintenance, marketing, insurance and community level administrative costs.

•                  Rent expense – we lease 135 of our 153 senior living communities from Senior Housing and four from HCPI.

•                  Management fee to SLS – fees for the 17 communities SLS manages for us (30 prior to November 1, 2005).

•                  General and administrative expenses – principally wage related costs for headquarters and regional staff supporting our communities.

•                  Depreciation and amortization expense – we incur depreciation expense on buildings and furniture and equipment.

•                  Interest expense – includes interest on outstanding debt balances and amortization of deferred financing costs.

The following information should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K.

Year ended December 31, 2005 versus year ended December 31, 2004

The following tables present an overview of our portfolio for the years ended December 31, 2005 and 2004:

	For the years ended December 31,
(dollars in thousands, except per day amounts)	2005	2004	$ Variance	Change
Net revenues from residents	$724,051	$606,805	$117,246	19%
Pharmacy revenue	33,476	13,209	20,267	153%
Wages and benefits	376,061	319,580	56,481	18%
Other operating expenses	183,891	157,495	26,396	17%
Pharmacy expenses	32,167	12,093	20,074	166%
Management fee to SLS	21,256	19,293	1,963	10%
Termination expense for certain SLS management agreements	86,286	—	86,286	—
Rent expense	99,691	83,235	16,456	20%
General and administrative	27,775	19,635	8,140	41%
Depreciation and amortization	7,114	3,372	3,742	111%
Impairment of assets	2,333	—	2,333	—
Interest and other income	1,543	1,666	(123)	-7%
Interest expense	3,743	1,172	2,571	219%
Provision for income taxes	—	120	(120)	—
Loss from discontinued operations	(2,912)	(2,394)	(518)	22%
Net (loss) income	(84,159)	3,291	(87,450)	—

No. of communities (end of period)	153	146	—	7
No. of living units (end of period)	17,110	16,354	—	756
Occupancy	90%	89%	—	1%
Average daily rate	$129	$114	15	13%
Percent of net revenues from residents from Medicare	15%	18%	—	-3%
Percent of net revenues from residents from Medicaid	21%	24%	—	-3%
Percent of net revenues from residents from private and other sources	64%	58%	—	6%

Comparable Communities (communities that we operated continuously since January 1, 2004):

	For the years ended December 31,
(dollars in thousands, except per day amounts)	2005	2004	$ Variance	Change
Net revenues from residents	$628,127	$597,142	$30,985	5%
Community expenses	491,952	469,481	22,471	5%
No. of communities (end of period)	99	99	—	—
No. of living units (end of period)	13,710	13,710	—	—
Occupancy	90%	90%	—	—
Average daily rate	$139	$133	6	5%
Percent of net revenues from residents from Medicare	17%	18%	—	-1%
Percent of net revenues from residents from Medicaid	25%	25%	—	—
Percent of net revenues from residents from private and other sources	58%	57%	—	1%

The 19% increase in net revenues from residents is due primarily to revenues from the 47 communities we acquired in November 2004, the six communities we acquired in June 2005, higher per diem charges to residents and a 1% increase in occupancy.  The 5% increase in net revenues from residents at the communities that we have operated continuously since January 1, 2004 is due primarily to 5% higher per diem charges to residents.  The increase in revenues from our pharmacies is a result of our acquiring one pharmacy in September 2004 and another pharmacy in June 2005.

Our 18% increase in wages and benefits costs is primarily due to wages and benefits at the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and wage increases.  The 17% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and increased charges from third parties.  This increase is also the result of approximately $1.4 million of additional insurance costs related to the 30 communities managed for us by SLS in 2005.  The community expenses for the communities that we have operated continuously since January 1, 2004 have increased by 5% principally due to wage and benefit increases, as well as approximately $1.4 million of additional insurance costs related to the 30 communities managed for us by SLS in 2005.  The increase in pharmacy expenses is a result of our acquiring one pharmacy in September 2004 and another pharmacy in June 2005.  Management fees related to the 30 communities that SLS managed for us increased by 10% because of increased revenues at these communities and a contractual increase in the formula for calculating the management fee.

The 20% rent expense increase is due to the addition of communities that we began to lease in 2004 and 2005, and our payment of additional rent for capital improvements purchased by Senior Housing since January 1, 2004.

The termination expense for certain SLS management agreements arose from our termination of management agreements for 13 of the 30 senior living communities that SLS managed for us.  In August 2005, we notified SLS of the termination of management agreements for 12 senior living communities, and, in November 2005, we terminated these SLS management agreements for a payment of $81.5 million.  In February 2006, we terminated the management agreement for one additional community for a payment of $4.8 million.  We sent a termination notice to SLS for this community in December 2005, and therefore accounted for this termination in 2005.  We will no longer pay management fees for these communities to SLS, and we are directly operating these communities.  SLS continues to manage 17 communities for us.

The 41% increase in general and administrative expenses for the year ended December 31, 2005 primarily results from our increased operations at the 47 communities we acquired in November 2004, the six communities we acquired in June 2005, integration costs associated with our acquisition of those communities and increased audit and professional services fees for compliance with Sarbanes-Oxley.

The 111% increase in depreciation and amortization for the year ended December 31, 2005 is primarily attributable to the 47 communities we acquired in connection with the LTA acquisition in November 2004 and the six communities we acquired in June 2005 and to our purchase of furniture and fixtures for our communities managed by SLS.

To partially fund our termination fee for the 12 management agreements with SLS on November 1, 2005, we sold the six Gordon communities that we acquired in June 2005 to Senior Housing for net proceeds of $56.7 million and Senior Housing leased these communities back to us.  In connection with this sale of these communities to Senior Housing, we recognized a $2.3 million impairment charge to reduce the carrying value of these communities to the amount realized upon their sale to Senior Housing.  The purchase price paid to us by Senior Housing is the same amount as the purchase price we paid to the seller of the Gordon communities.  The impairment loss which we recognized relates principally to transaction costs which we previously capitalized.

Our interest and other income decreased primarily because of lower levels of investable cash.

Our interest expense increased by $2.6 million, primarily due to the mortgages we assumed in connection with the LTA acquisition and mortgages assumed in connection with our acquisition of the six Gordon communities in June 2005.

The provision for income taxes decreased because we do not anticipate owing tax under the alternative minimum tax regime in 2005.  We accrued $120,000 of federal alternative minimum income tax expense during the year ended December 31, 2004.

Loss from discontinued operations for the year ended December 31, 2005 was $2.9 million, compared to a loss of $2.4 million for the year ended December 31, 2004.  These losses in both years are primarily the result of our ceasing operations at two communities in 2005 and three communities in 2004.

Year ended December 31, 2004 versus year ended December 31, 2003

The following tables present an overview of our portfolio for the years ended December 31, 2004 and 2003:

	For the years ended December 31,
(dollars in thousands, except per day amounts)	2004	2003	$ Variance	Change
Net revenues from residents	$606,805	$565,695	$41,110	7%
Pharmacy revenue	13,209	1,770	11,439	646%
Wages and benefits	319,580	311,975	7,605	2%
Other operating expenses	157,495	145,272	12,223	8%
Pharmacy expenses	12,093	1,666	10,427	626%
Management fee to SLS	19,293	17,272	2,021	12%
Rent expense	83,235	77,280	5,955	8%
General and administrative	19,635	15,073	4,562	30%
Depreciation and amortization	3,372	3,276	96	3%
Interest and other income	1,666	229	1,437	628%
Interest expense	1,172	1,439	(267)	-19%
Provision for income taxes	120	—	120	—
Loss from discontinued operations	(2,394)	(2,380)	(14)	-1%
Net income (loss)	3,291	(7,939)	11,230	141%

No. of communities (end of period)	146	98	—	48
No. of living units (end of period)	16,354	13,705	—	2,649
Occupancy	89%	89%	—	—
Average daily rate	$114	$127	-13	-10%
Percent of net revenues from residents from Medicare	18%	14%	—	4%
Percent of net revenues from residents from Medicaid	24%	26%	—	-2%
Percent of net revenues from residents from private and other sources	58%	60%	—	-2%

Comparable Communities (communities that we operated continuously since January 1, 2003):

	For the years ended December 31,
(dollars in thousands, except per day amounts)	2004	2003	$ Variance	Change
Net revenues from residents	$600,041	$563,550	$36,491	6%
Community expenses	471,398	455,399	15,999	4%
No. of communities (end of period)	95	95	—	—
No. of living units (end of period)	13,470	13,470	—	—
Occupancy	90%	89%	—	1%
Average daily rate	$136	$129	7	5%
Percent of net revenues from residents from Medicare	17%	14%	—	3%
Percent of net revenues from residents from Medicaid	25%	26%	—	-1%
Percent of net revenues from residents from private and other sources	58%	60%	—	-2%

The 7% increase in net revenues from residents is due primarily to higher per diem charges to residents and our beginning operations at three additional communities in May 2003, one community in May 2004 and 47 communities in November 2004.  The 6% increase in net revenues from residents at the communities that we have operated continuously since January 1, 2003 is due primarily to 5% higher per diem charges to residents and a 1% increase in occupancy.  The increase in revenues from our two pharmacies is a result of our acquiring these pharmacies during the third quarters of 2003 and 2004.

Our 2% increase in wages and benefits costs is primarily due to wage increases as well as wages related to the three communities we began to operate in May 2003, one community we began to operate in May 2004 and the 47 communities we acquired in November 2004.  The 8% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs is primarily a result of increased charges from third parties, our operation of three additional communities beginning in May 2003, one community we began to operate in May 2004, and our 47 communities acquired in November 2004.  The operating expenses for the communities that we have operated continuously since January 1, 2003 have increased by 4% principally due to wage and benefit increases.  The increase in pharmacy expenses is a result of our acquiring these pharmacies during the third quarters of 2003 and 2004.  Management fees related to the 30 communities that SLS manages for us increased by 12% because of the increased revenues at these communities and a contractual increase in the effective management fee calculation.  The 8% rent expense increase is due to the addition of communities that we began to lease in 2003 and 2004, and our payment of additional rent for capital improvements which were funded by Senior Housing since January 1, 2003.

The 30% increase in general and administrative expenses for the year ended December 31, 2004 is primarily due to costs resulting from our increased operations, as well as increases in wages and benefits for our corporate and regional staff.

The 3% increase in depreciation expense for the year ended December 31, 2004 is primarily attributable to our purchase of furniture and fixtures related to the communities managed by SLS and our acquisition of 47 communities as a result of the LTA acquisition in November 2004, offset by our sale of seven communities in 2003.

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

Loss from discontinued operations for each of the years ended December 31, 2004 and 2003 was $2.4 million.  These losses are primarily the result of our ceasing operations at three communities in 2004 and nine communities in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at December 31, 2005 were $94.9 million, compared to $95.7 million at December 31, 2004.  At December 31, 2005 and 2004, we had cash and cash equivalents of $16.7 million and $30.9 million, respectively.  This decrease in cash and cash equivalents is primarily the result of the increase in accounts receivable due to increased activity.  Our current liabilities were $90.0 million at December 31, 2005, compared to $66.9 million at December 31, 2004.  The increase in current liabilities is primarily the result of an increase in insurance reserves and the SLS termination fee payable for the community we terminated in February 2006.  Current liabilities also increased from our expanded operations which resulted from the Gordon acquisition in June 2005.

Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation, including a reclassification of the refundable portion of resident admission fees at certain communities, which had been presented as a long-term liability in 2004, to a current liability, and a reclassification of the related restricted cash arising from such fees, which had been presented as a long term asset in 2004, to a current asset.

We lease 135 communities from Senior Housing under four leases.  Our leases with Senior Housing require us to pay minimum rent of $103.5 million annually and percentage rent for most communities beginning in 2006.  We believe we are in compliance with the terms of our leases with Senior Housing.

Upon our request, Senior Housing reimburses our capital expenditures made at the communities we lease from Senior Housing and increases our rent pursuant to contractual formulas.  Senior Housing reimbursed us $15.5 million during the year ended December 31, 2005 for capital expenditures made at these leased communities and increased our annual rent by approximately $1.5 million.

Our revenues from services to residents at our communities are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.  At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues were earned primarily at our 52 nursing homes.  For the years ended December 31, 2005 and 2004, respectively, 36% and 41% of our net revenues from residents were derived from these programs.

Our Medicare net revenues from residents totaled $110.1 million and $99.5 million for the years ended December 31, 2005 and 2004, respectively.  In each of October 2005 and 2004, our Medicare rates increased by approximately 3% over the prior period.  Our increase in Medicare revenues from 2004 to 2005 and from 2003 to 2004 resulted from this rate increase and an increase in the number of residents at our facilities who were eligible for Medicare.  Effective January 1, 2006, CMS implemented changes to the payment categories it uses to set daily payment rates for Medicare beneficiaries in skilled nursing facilities.  These categories are known as Resource Utilization Groups, or RUGs.  CMS has introduced nine new payment categories for medically complex patients, increasing the number of categories from 44 to 53, and has made revisions to its payment rates for current RUGs.  Also effective January 1, 2006, these RUG changes eliminated certain temporary additional payments for certain skilled nursing care and rehabilitation groups.  We are currently unable to predict the financial impact on our operations of these changes to Medicare rates.

Our Medicaid net revenues from residents totaled $153.2 million and $149.2 million for the years ended December 31, 2005 and 2004, respectively.  The Bush administration and certain members of the Senate and the House of Representatives have recently proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding.  The magnitude of the potential Medicaid rate reductions and the impact of the failure of these programs to increase rates to match increasing expenses, as well as the magnitude of the potential Medicaid policy changes, cannot currently be estimated, but they may be material to our operations, may affect our future results of operations and may produce losses.

We have recently agreed to lease two rehabilitation hospitals that we expect to begin operating in 2006.  A significant amount of the revenues at these hospitals is paid by Medicare.  When we begin to operate these hospitals, we will become more dependent upon the Medicare programs.  Also, the January 1, 2006 effective date for Medicare drug benefits means that our pharmacy operations are becoming more dependent upon the Medicare program.

Recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance, which is affecting the senior living industry, may continue to have an adverse impact upon our future results of operations.  Although we self insure a portion of these costs, some of our insurance reserves may also increase.

Our revolving credit facility limits our ability to incur debt, as more fully described below in “Debt Instruments and Covenants”.  The terms of our leases with Senior Housing contain provisions whereby Senior Housing may cancel our rights under these agreements upon the acquisition by any person or group of more than 9.8% of our voting stock and upon other “change of control” events.  These leases also limit our ability to create, incur, assume or guarantee indebtedness.

During 2003, Senior Housing agreed to sell us two nursing homes in Michigan that we leased from Senior Housing. The purchase price was $10.5 million, the appraised value of the properties.  In April 2004, we purchased the first of these two properties from Senior Housing for $5.9 million.  In May 2005, we purchased the second property for $4.6 million.  We financed these two acquisitions with proceeds we received from two new HUD insured mortgages and by using cash on hand.  Under the terms of our lease with Senior Housing, the annual rent payable under the lease was reduced by 10% of the prices we paid to Senior Housing for the two nursing homes.

In November 2004, we acquired 100% of the capital stock of LTA for approximately $211 million, excluding closing costs.  LTA owned, leased and operated 47 senior living communities with 2,636 living units, which primarily offer assisted living services, located in seven states.  All of the revenues at these communities are paid by residents from their private resources.  We acquired LTA because its business complemented our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources.  To finance this acquisition, we entered into a $148.2 million sale leaseback transaction with Senior Housing for 31 of the communities acquired from LTA.  We also entered a $16.8 million mortgage loan with Senior Housing secured by five of our properties.  We funded the balance of the purchase price with cash on hand and by assuming HUD insured long term mortgage debt and an operating lease for four communities from HCPI.

In December 2004 and January 2005, we issued a total of 3,620,000 common shares in an underwritten public offering for net proceeds of $28.8 million.  We used a portion of the proceeds raised in this offering to pay off the $16.8 million mortgage loan with Senior Housing described above, and we added the remainder to available cash balances.

In March 2005, we acquired a 62 unit assisted living community located in Georgia for approximately $6.9 million.  We financed the acquisition with cash on hand.

In June 2005, we acquired six assisted living communities from Gordon for approximately $59.0 million.  These communities have a combined licensed resident capacity of 654 and are located in western Pennsylvania.  We funded this purchase using $10.0 million drawn under our revolving credit facility, the proceeds of a sale leaseback transaction and a mortgage transaction with Senior Housing.  We sold four different assisted living communities to Senior Housing for $24.0 million and Senior Housing leased these communities back to us for initial rent of $2.2 million per annum.  Senior Housing also provided us with a $43.5 million first mortgage line of credit secured by the six Gordon communities.  We borrowed $24.0 million under the first mortgage line of credit when we closed the Gordon purchase and repaid it in August 2005 with proceeds raised from our sale of common shares.  The mortgage line of credit was terminated in connection with the sale and leaseback of the six Gordon communities with Senior Housing on October 31, 2005.

In August and September 2005, we issued a total of 7,750,000 common shares in an underwritten public offering for net proceeds of $55.6 million.  We used the proceeds raised in this offering to pay off the $24.0 million mortgage line of credit with Senior Housing described above and to reduce amounts outstanding under our revolving credit facility, and we added the remainder to available cash balances.

We issued 84,300 and 83,000 common shares to our directors, officers and others who provide services to us in 2005 and 2004, respectively.

In August 2005, we sent notices to SLS to terminate management agreements for 12 of the 30 senior living communities that SLS managed for us.  In November 2005, we terminated the SLS management agreements for these 12 communities for a fee of $81.5 million and we began to directly operate these communities.  We no longer pay management fees for these communities to SLS.  We funded this termination payment with cash on hand, including the proceeds of our sale of common shares in August and September 2005, and with the proceeds of a sale leaseback transaction with Senior Housing for the six communities we acquired in June 2005 from Gordon.  We sold the six Gordon communities to Senior Housing for net proceeds of $56.7 million and Senior Housing leased these communities back to us.  Our initial rent to Senior Housing for these communities is $5.2 million per annum.  The purchase price paid to us by Senior Housing is the same amount as the purchase price we paid to the seller of the Gordon communities.  In December 2005, we and SLS agreed to terminate the management agreement for one additional community.  In February 2006, we terminated this management agreement for a payment of $4.8 million and we began to directly operate this community.  SLS continues to manage 17 communities for us.

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

In December 2005, Senior Housing sold two of our communities where we had ceased operations.  Senior Housing sold one community located in Florida for net proceeds of approximately $5.4 million, which caused a $540,000 reduction in annual minimum rent payable to Senior Housing in accordance with our lease terms.  Senior Housing sold the other community located in California for net proceeds of approximately $2.6 million, which caused a $260,000 reduction in annual minimum rent payable to Senior Housing in accordance with our lease terms.

In February 2006, as discussed above, we assumed the operations of a community from SLS which is located in Coral Springs, Florida.  We expect to undertake a significant capital improvement project at this community in 2006 and 2007 that may total approximately $5.0 million.  Pursuant to the terms of our lease with Senior Housing, Senior Housing will fund the cost of this capital improvement project and our annual rent payable to Senior Housing will increase pursuant to the formula set forth in the lease.

As of December 31, 2005, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$45,329	$626	$1,199	$1,345	$42,159
Operating Lease Obligations (2)	1,370,464	104,642	209,284	209,284	847,254
Other Long Term Liabilities Reflected on our Balance Sheet under GAAP (3)	14,308	—	11,570	2,738	—
Total (4)	$1,430,101	$105,268	$222,053	$213,367	$889,413

(1)                                  Debt Obligations are the amounts due under several HUD insured mortgages.

(2)                                  Operating Lease Obligations are the minimum lease payments to Senior Housing and HCPI through 2014 and 2020, the current lease terms.  They do not include percentage rent that may be payable under these leases.

(3)                                  Other Long Term Liabilities Reflected on our Balance Sheet under GAAP are primarily insurance reserves related to workers compensation and professional liability insurance.

(4)                                  This total excludes the security deposits we may owe to residents, which total $4.7 million at December 31, 2005.

Debt Instruments and Covenants

In May 2005, we entered into a new revolving credit facility.  The interest rate on borrowings under this facility is LIBOR plus a premium.  The maximum amount available under this facility is $25.0 million, and is subject to limitations based upon qualifying collateral.  We are the borrower under the revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility.  The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and contains other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $50.0 million. The termination date of the facility is May 9, 2007.  The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of December 31, 2005, no amounts were outstanding and, as of March 10, 2006, $9.5 million was outstanding under this credit facility.  As of March 10, 2006, we believe we are in compliance with all applicable covenants under this revolving credit agreement.

At December 31, 2005, we have 11 HUD insured mortgage loans totaling $45.3 million that are secured by nine properties.  The weighted average interest rate on these loans is 7.0%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from February 2032 to June 2039.  These mortgages contain standard HUD mortgage covenants.  At March 10, 2006, we believe we are in compliance with all covenants of these mortgages.  We recorded mortgage premiums in connection with some of these HUD mortgages totaling $6.3 million in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturity of the mortgages.

Off Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, or material joint ventures or partnerships.

Related Party Transactions

On December 31, 2001, Senior Housing distributed substantially all of its ownership of our shares to its shareholders.  In order to effect this spin off and to govern relations after the spin off, we entered into agreements with Senior Housing and others pursuant to which it was agreed, among other things, that:

•                  so long as Senior Housing remains a real estate investment trust, or a REIT, we may not waive the share ownership restrictions in our charter on the ability of any person or group to acquire more than 9.8% of any class of our equity shares without the consent of Senior Housing;

•                  so long as we are a tenant of Senior Housing, we will not permit nor take any action that, in the reasonable judgment of Senior Housing or HRPT Properties Trust (another REIT which owns shares of Senior Housing), or HRPT, might jeopardize the tax status of Senior Housing or HRPT as REITs;

•                  Senior Housing has the option, upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events, as defined, to cancel all of our rights under the leases we have with Senior Housing; and

•                  so long as we maintain our shared services agreement with RMR we will not acquire or finance any real estate without first giving Senior Housing, HRPT or any other publicly owned REIT or other entity managed by RMR, the opportunity to acquire or finance real estate investments of the type in which Senior Housing, HRPT or any other publicly owned REIT or other entity managed by RMR, respectively, invest.

At the time of our spin off from Senior Housing, all of the persons serving as our directors were trustees of Senior Housing.  Our two managing directors, Messrs. Martin and Portnoy, are currently the managing trustees of Senior Housing.

Of the 153 senior living communities we operate, 135 are leased from Senior Housing for total annual minimum rent of $103.5 million.

Since January 1, 2005, we have entered into several transactions with Senior Housing, including:

•                  In May 2005, we purchased a property that we had leased from Senior Housing for its appraised value of $4.6 million.  This purchase was funded with proceeds we received from a HUD insured mortgage and our cash on hand.

•                  In June 2005, we acquired six assisted living communities from Gordon for approximately $59.0 million.  We funded this purchase using $10.0 million drawn under our revolving credit facility and the proceeds of a sale leaseback and mortgage transaction with Senior Housing.  We sold four of our assisted living communities to Senior Housing for $24.0 million and Senior Housing leased these communities back to us for initial rent of $2.2 million per annum.  Senior Housing also provided us with a $43.5 million first mortgage line of credit secured by the six Gordon communities.  We borrowed $24.0 million under the first mortgage line of credit when we closed the Gordon purchase, and repaid this amount in August 2005 with proceeds from our sale of common shares.  The mortgage line of credit was terminated in October 2005 in connection with our sale and leaseback with Senior Housing for the six Gordon communities.  Senior Housing paid us approximately $59.0 million for these six communities.  Our initial rent to Senior Housing for these six communities is $5.2 million per annum.

•                  During 2005, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, approximately $15.5 million of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amount Senior Housing paid for the improvements, or approximately $1.5 million.

•                  In February 2006, we agreed to lease two hospitals from Senior Housing.  The term of the lease for these two hospitals commences when we receive all health regulatory approvals required to operate the two hospitals.  These two hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts.  The hospitals are currently owned by Senior Housing but operated by HealthSouth.  Recently, the Massachusetts Superior Court has decided that Senior Housing validly terminated HealthSouth’s lease and ordered HealthSouth to cooperate in the transfer of the hospitals’ operations to a new tenant designated by Senior Housing.  HealthSouth has appealed these decisions, but the trial court and the appeals court have both denied HealthSouth’s requests to stay these decisions until the appeal is decided.

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

RMR provides management and administrative services to us under a shared services agreement. RMR is compensated at an annual rate equal to 0.6% of our total revenues. Aggregate fees earned by RMR for services during 2005, 2004 and 2003, were $4.7 million, $3.7 million and $3.4 million, respectively. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services.  We pay a proportionate share of RMR’s costs in providing that function.  Our audit committee approves the identity and salary of the individual serving as our director of internal audit, as well as the pro rata share of the costs which we pay.  The fact that RMR has responsibilities to other entities, including one of our landlords, Senior Housing, could create conflicts; and in the event of such conflicts between Senior Housing and us, the shared services agreement allows RMR to act on behalf of Senior Housing rather than on our behalf.  Prior to October 1, 2005, RMR was beneficially owned by Messrs. Barry M. Portnoy and Gerard M. Martin, each a managing director and member of our board of directors. Effective October 1, 2005, Messrs. Barry M. Portnoy and his son, Adam D. Portnoy, acquired Mr. Martin’s beneficial ownership interest in RMR. Mr. Adam D. Portnoy is an executive officer of RMR and the Executive Vice President of HRPT. Mr. Martin remains a director of RMR and, together with Mr. Barry M. Portnoy, continues to serve as one of our managing directors.  All transactions between us and RMR are approved by our independent directors.

Mr. Barry M. Portnoy is the majority owner of the building in which our headquarters is located.  This lease expires in 2011. We paid rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2005, 2004 and 2003 of $711,000, $561,000 and $569,000, respectively.  This lease has been amended at various times to take into account our needs for increasing space and all amendments to this lease have been approved by our independent directors.

Critical Accounting Policies

Our critical accounting policies concern revenue recognition, our assessment of the net realizable value of our accounts receivable, the realizable value of long term assets, accounting for long term care contracts, accounting for business combinations and our assessment of reserves related to our self insurance programs.

Our revenue recognition policies involve judgments about Medicare and Medicaid rate calculations.  These judgments are based principally upon our experience with these programs and our knowledge and familiarity with the current rules and regulations of these programs.  We recognize revenues when services are provided and these amounts are reported at their estimated net realizable amounts.  Some Medicare and Medicaid revenues are subject to audit and retroactive adjustment.

Our policies for valuing accounts receivable involve significant judgments based upon our experience, including consideration of the age of the receivables, the terms of the agreements with our residents or their third party payors, the residents or payors stated intent to pay, the residents or payors financial capacity and other factors which may include litigation or appeal proceedings.

We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of long lived assets.  If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows from the asset to determine if an impairment loss should be recognized.  We determine the amount of impairment loss by comparing the historical carrying value of the asset to its estimated fair value.  We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected discounted cash flows of properties using standard industry valuation techniques.  This process requires that estimates be made and errors in our judgments or estimates could have a material effect on our financial statements.

At two of our communities, we offer continuing care contracts under which residents may pay admission fees in exchange for reduced charges during their occupancy.  These fees may be refundable or non-refundable, or partially refundable and partially non-refundable.  We record these fees as obligations and amortize the non-refundable amounts into revenue over the actuarially determined remaining lives of the individual residents which are the expected periods of occupancy.  Actuarially determined remaining lives are estimates based upon general demographic samplings and averages.  Our decision to amortize the non-refundable fees over actuarially determined lives is based upon our estimates that these residents will remain at our facilities for that period.  The actual remaining lives and the actual period of occupancy of the individual residents who pay the non-refundable fees may differ materially from these estimates.  In the future, if we find that such differences are material, we may change the actuarial tables which we use and we may change our estimates that these residents will remain at our facilities for these periods; and these changes could have a material impact upon our financial statements.

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

Determining reserves for the self insurance portions of our insurance programs involve significant judgments based upon our experience, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, claims experience, estimated litigation costs and other factors.  We also periodically receive and rely upon recommendations from professional consultants in establishing these reserves; however, these reserves may prove to be materially inaccurate.

In the future we may need to revise the judgments, estimates and assessments we use to formulate our critical accounting policies to incorporate information which is not now known.  We cannot predict the effect changes to these premises underlying our critical accounting policies may have on our future results of operations, although such changes could be material and adverse.

Inflation and Deflation

Inflation in the past several years in the U.S. has been modest.  Future inflation might have either positive or negative impacts on our business.  Rising price levels may allow us to increase occupancy charges to residents, but may also cause our operating costs, including our percentage rent, to increase.  Also our ability to increase rates paid by Medicare and Medicaid will be limited despite inflation.

Deflation would likely have a negative impact upon us.  A large component of our expenses consists of minimum rental obligations to Senior Housing and HCPI.  Accordingly we believe that a general decline in price levels which could cause our charges to residents to decline would likely not be fully offset by a decline in our expenses.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk through our monitoring of available financing alternatives.  Our strategy to manage exposure to changes in interest rates remain unchanged since December 31, 2004.  Other than as described below we do not now anticipate any significant changes in our exposure to fluctuations in interest rates or in how we manage this risk in the future.

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $45.3 million mortgage debt outstanding on December 31, 2005, would increase by about $3.1 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $45.3 million mortgage debt would decline by about $2.8 million.

Our revolving credit facility bears interest at floating rates and matures in May 2007.  As of December 31, 2005, no amounts were outstanding and, as of March 10, 2006, $9.5 million was outstanding under this credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $25.0 million were drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $250,000 per year, or $0.02 per share, based on currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework . Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2005 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting. Its report appears elsewhere herein.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information.  We may grant options and common shares to our officers, directors, employees and other individuals who render services to us, subject to vesting requirements under our 2001 Stock Option and Stock Incentive Plan, or the Plan.  In addition, our directors receive 4,000 shares per year each as part of their annual compensation for serving as our directors and such shares may be awarded under the Plan.  The terms of grants made under the Plan are determined by our board of directors or a committee thereof at the time of the grant.  The following table is as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	416,700	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	416,700

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

Item 15.  Exhibits and Financial Statement Schedules

(a)  Index to Financial Statements

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

2.2

Sale-Purchase Agreement by and among ILM II Senior Living, Inc. and ILM II Holding, Inc. and the Company, dated January 23, 2002, as amended by First Amendment to Sale-Purchase Agreement by and among ILM II Senior Living, Inc., ILM II Holding, Inc. and the Company, dated February 22, 2002 and Second Amendment to Sale-Purchase Agreement among ILM II Senior Living, Inc., ILM II Holding, Inc., and the Company, dated March 1, 2002. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648.)

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

2.8

Purchase and Sale Agreement, dated as of January 21, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Seller. (Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 31, 2004).

2.9

First Amendment to Purchase and Sale Agreement, dated as of February 3, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Seller. (Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 31, 2004).

2.10

Second Amendment to Purchase and Sale Agreement, dated as of May 13, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.11

Third Amendment to Purchase and Sale Agreement, dated as of May 16, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.12

Fourth Amendment to Purchase and Sale Agreement, dated as of May 25, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.13

Fifth Amendment to Purchase and Sale Agreement, dated as of May 27, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.14

Sixth Amendment to Purchase and Sale Agreement, dated as of June 3, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.15

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

2.16

Purchase and Sale Agreement, dated as of October 31, 2005, by and among SNH/LTA Properties Trust, as Purchaser, and Five Star Quality Care-GHV, LLC and Five Star Quality Care-MVSP, LLC, as Sellers. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 4, 2005.)

3.1	Composite copy of Articles of Amendment and Restatement of the Company. (Incorporated by reference to the Company’s Current Report on form 8-K dated August 23, 2005.)
3.2	Composite copy of Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)
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

10.12

Second Amendment to Amended Master Lease Agreement, dated March 1, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, collectively as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .)

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

10.24

First Amendment to Lease Agreement, dated as of May 30, 2003, by and between SNH CHS Properties Trust and FVE-CHS LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.25

Second Amendment to Lease Agreement dated as of September 30, 2003, by and between SNH CHS Properties Trust and FVE-CHS LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.26

Guaranty Agreement, dated October 25, 2002, for the benefit of SNH CHS Properties Trust and Senior Housing Properties Trust made by the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.27

Guaranty Agreement, dated October 25, 2002, made by Five Star Quality Care-MD, LLC, Five Star Quality Care-NC, LLC and Five Star Quality Care-VA, LLC for the benefit of SNH CHS Properties Trust. (Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002.)

10.28

Pledge Agreement, dated October 25, 2002, made by FSQ, Inc. for the benefit of SNH CHS Properties Trust. (Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002.)

10.29

Security Agreement, dated October 25, 2002, by and between FVE-CHS LLC and SNH CHS Properties Trust. (Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002.)

10.30

Security Agreement, dated October 25, 2002, by and among Five Star Quality Care-MD, LLC, Five Star Quality Care-NC, LLC, Five Star Quality Care-VA, LLC and SNH CHS Properties Trust. (Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002.)

10.31

Partial Termination of Lease and Sublease dated as of June 5, 2003, by and among SPTIHS Properties Trust, Five Star Quality Care Trust and Five Star Quality Care – GA, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.32

Purchase and Sale Agreement, dated March 1, 2004, by and among Ellicott City Land I, LLC and Ellicott City Land II, LLC, collectively as Sellers and SNH CHS Properties Trust, as Purchaser. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 1, 2004.)

10.33†#	Representative Indemnification Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.34†	Summary of Director Compensation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)
10.35

Partial Termination and Amendment of Lease, dated April 19, 2004, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.36

Amended and Restated Purchase and Sale Agreement, dated April 19, 2004, by and between SPT-Michigan Trust and Five Star Quality Care-Howell, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.37

Mortgage, dated April 19, 2004, between Five Star Quality Care-Howell, LLC and Love Funding Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.38

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

10.40

Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

10.41

Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company as Tenant. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

10.42

Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

10.43

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

10.44	Amended and Restated Pledge of Shares of Beneficial Interest Agreement, dated as of May 6, 2005,

made by FSQ, Inc. for the benefit of the Landlord under the Second Amended and Restated Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senor Housing, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.45

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

10.46

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

10.47

Third Amendment to Second Amended and Restated Lease Agreement, dated as of October 31, 2005, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 4, 2005.)

10.48

Second Amendment to Security Agreement, dated as of May 17, 2005, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.49

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of June 3, 2005, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.50

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of October 31, 2005, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 4, 2005.)

10.51

Credit and Security Agreement, dated as of May 9, 2005, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2005.)

10.52

First Amendment to Credit and Security Agreement, dated as of July 22, 2005, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 23, 2005.)

10.53

Second Amendment to Credit and Security Agreement, dated as of August 15, 2005, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 23, 2005.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)

†	Indicates a management contract or a compensatory plan, contract or arrangement.

#	Agreement filed is illustrative of numerous other agreements to which the Company is a party.

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of Five Star Quality Care, Inc.

We have audited the accompanying consolidated balance sheets of Five Star Quality Care, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Five Star Quality Care, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Boston, Massachusetts
February 28, 2006

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of Five Star Quality Care, Inc.

We have audited management’s assessment, included in Item 9A of Five Star Quality Care, Inc.’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting, that Five Star Quality Care, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Five Star Quality Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures for the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Five Star Quality Care, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, Five Star Quality Care, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Five Star Quality Care, Inc. and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2006

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$16,729	$30,942
Accounts receivable, net of allowance of $6,124 and $5,278 at December 31, 2005 and 2004, respectively	46,124	36,742
Prepaid expenses	8,047	10,417
Restricted cash – insurance arrangements	2,427	1,771
Restricted investments – insurance arrangements	2,442	931
Restricted cash – other	10,281	12,165
Other current assets	8,830	2,690
Total current assets	94,880	95,658

Property and equipment, net	96,743	95,189
Restricted cash – insurance arrangements	6,004	6,660
Restricted investments – insurance arrangements	6,039	3,501
Restricted cash – other	914	588
Mortgage notes receivable	5,971	6,099
Goodwill and other intangible assets	14,059	11,548
Other long term assets	4,330	3,742
	$228,940	$222,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,595	$12,625
Accrued expenses	14,514	10,941
Accrued compensation and benefits	18,341	14,830
Due to Senior Housing Properties Trust (“SNH”)	8,659	7,961
Due to Sunrise Senior Living Services, Inc. (“SLS”)	7,185	309
Mortgage notes payable	626	463
Accrued real estate taxes	7,872	3,449
Security deposit liability	11,854	12,491
Other current liabilities	6,322	3,829
Total current liabilities	89,968	66,898

Long term liabilities:
Mortgage notes payable	44,703	42,118
Continuing care contracts	3,638	3,130
Other long term liabilities	21,827	14,935
Total long term liabilities	70,168	60,183
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 30,000,000 shares authorized, 20,060,934 and 12,096,634 shares issued and outstanding at December 31, 2005 and 2004, respectively	201	121
Additional paid-in capital	171,552	114,434
Accumulated deficit	(102,770)	(18,611)
Unrealized loss on investments	(179)	(40)
Total shareholders’ equity	68,804	95,904
	$228,940	$222,985

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2005	2004	2003

Revenues:
Net revenues from residents	$724,051	$606,805	$565,695
Pharmacy revenue	33,476	13,209	1,770
Total revenues	757,527	620,014	567,465

Operating expenses:
Wages and benefits	376,061	319,580	311,975
Other operating expenses	183,891	157,495	145,272
Pharmacy expenses	32,167	12,093	1,666
Management fee to SLS	21,256	19,293	17,272
Termination expense for certain SLS management agreements	86,286	—	—
Rent expense	99,691	83,235	77,280
General and administrative	27,775	19,635	15,073
Depreciation and amortization	7,114	3,372	3,276
Impairment of assets	2,333	—	—
Total operating expenses	836,574	614,703	571,814

Operating (loss) income	(79,047)	5,311	(4,349)
Interest and other income	1,543	1,666	229
Interest expense	(3,743)	(1,172)	(1,439)

(Loss) income from continuing operations before income taxes	(81,247)	5,805	(5,559)
Provision for income taxes	—	(120)	—
(Loss) income from continuing operations	(81,247)	5,685	(5,559)

Loss from discontinued operations	(2,912)	(2,394)	(2,380)

Net (loss) income	$(84,159)	$3,291	$(7,939)

Weighted average shares outstanding	14,879	8,716	8,482

Basic and diluted (loss) income per share from:
Continuing operations	$(5.46)	$0.65	$(0.66)
Discontinued operations	(0.20)	(0.27)	(0.28)
Net (loss) income per share	$(5.66)	$0.38	$(0.94)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Loss on Investments	Total

Balance at December 31, 2002	8,452,634	$84	$78,926	$(13,963)	$—	$65,047

Stock grants	61,000	1	103	—	—	104
Capital contributions at lease inception	—	—	7,215	—	—	7,215
Net Loss	—	—	—	(7,939)	—	(7,939)

Balance at December 31, 2003	8,513,634	85	86,244	(21,902)	—	64,427

Comprehensive income:
Net income	—	—	—	3,291	—	3,291
Unrealized loss on investments	—	—	—	—	(40)	(40)
Total comprehensive income	—	—	—	3,291	(40)	3,251

Stock grants	83,000	1	540	—	—	541
Issuance of stock, pursuant to equity offering	3,500,000	35	27,650	—	—	27,685

Balance at December 31, 2004	12,096,634	121	114,434	(18,611)	(40)	95,904

Comprehensive income:
Net loss	—	—	—	(84,159)	—	(84,159)
Unrealized loss on investments	—	—	—	—	(139)	(139)
Total comprehensive income	—	—	—	(84,159)	(139)	(84,298)

Stock grants	84,300	1	584	—	—	585
Issuance of stock, pursuant to equity offering	7,880,000	79	56,534	—	—	56,613

Balance at December 31, 2005	20,060,934	$201	$171,552	$(102,770)	$(179)	$68,804

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the year ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(84,159)	$3,291	$(7,939)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	7,114	3,372	3,276
Impairment of assets	2,333	—	—
Loss from discontinued operations	2,912	2,394	2,380
Provision for bad debt expense	846	973	403
Changes in assets and liabilities:
Accounts receivable	(8,235)	(6,098)	3,674
Prepaid expenses and other current assets	(1,444)	941	(9,583)
Accounts payable and accrued expenses	1,748	(10,212)	2,592
Accrued compensation and benefits	3,511	4,066	3,124
Due to SNH	698	1,900	6,667
Due (from) to SLS	6,876	(5,825)	6,134
Other current and long term liabilities	13,835	7,234	10,564
Cash (used in) provided by operating activities	(53,965)	2,036	21,292

Net cash used in discontinued operations	(2,912)	(2,394)	(2,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits into restricted cash and investment accounts	(11,105)	(5,743)	(18,250)
Acquisition of property and equipment	(105,474)	(138,936)	(17,087)
Acquisition of pharmacy, net of cash acquired	(4,880)	(3,525)	(1,800)
Proceeds from sales of property and equipment	80,678	122,682	16,331
Proceeds from disposition of property and equipment held for sale	15,470	9,457	10,754
Withdrawals from restricted cash for purchases of property and equipment	8,614	7,521	4,168
Cash used in investing activities	(16,697)	(8,544)	(5,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	56,613	27,685	—
Proceeds from borrowings on revolving credit facility	32,000	22,000	55,500
Repayments of borrowings on revolving credit facility	(32,000)	(26,000)	(51,500)
Proceeds from first mortgage line of credit	24,000	—	—
Repayments of first mortgage line of credit	(24,000)	—	—
Proceeds from mortgage note payable	3,485	122,015	—
Repayments of mortgage notes payable	(737)	(123,467)	(9,687)
Cash provided by (used in) financing activities	59,361	22,233	(5,687)

Change in cash and cash equivalents	(14,213)	13,331	7,341
Cash and cash equivalents at beginning of year	30,942	17,611	10,270
Cash and cash equivalents at end of year	$16,729	$30,942	$17,611

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,634	$512	$1,381

Non-cash investing and financing activities:
Notes exchanged in sale of properties	—	—	(6,261)
Capital contributions at lease inception	—	—	7,215
Issuance of common stock	585	541	104
Acquisition of assets by merger	—	—	(2,220)
Assumption of liabilities by merger	—	—	(890)
Assumption of mortgage	—	86,764	—

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1. Organization and Business

We were organized on April 27, 2000, as a wholly owned subsidiary of Senior Housing Properties Trust, or Senior Housing.  On December 31, 2001, Senior Housing distributed all of our common shares to its shareholders.  Concurrent with our spin-off, we entered into agreements with Senior Housing and others to govern our initial capitalization and other events related to the spin-off.

As of December 31, 2005 we operated 153 senior living communities containing 17,110 living units, including 102 primarily independent and assisted living communities containing 12,403 living units and 51 nursing homes containing 4,707 living units.  Of our 102 primarily independent and assisted living communities, we lease 86 communities containing 11,221 living units from Senior Housing, including 18 communities that Sunrise Senior Living Services Inc., or SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise, operated for our account, and we own or lease from parties other than Senior Housing 16 communities containing 1,182 living units.  We lease all but two of our nursing homes from Senior Housing.  Our 153 communities include 4,960 independent living apartments, 5,725 assisted living suites, 283 special care beds and 6,142 skilled nursing beds.  We also operate four institutional pharmacies, one of which provides mail order pharmaceuticals to the general public.

We experienced losses in 2002, 2003 and 2005.  We believe that a combination of our efforts to increase revenues and contain costs, our ability to borrow on our revolving credit facility, our ability to sell to Senior Housing certain capital improvements made to communities leased from Senior Housing and the possibility of sales or financings of our owned communities will be sufficient to meet our working capital needs, operating expenses, rent payments to Senior Housing, debt service and capital expenditures for the next 12 months and the foreseeable future.

2.  Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include our accounts and those of all of our subsidiaries. All intercompany transactions have been eliminated.

Under the terms of our management agreements with SLS, we have provided SLS with working capital to be used in the operation of the communities.  The components of the working capital, primarily cash and cash equivalents, inventories, trade accounts receivable and accounts payable, are controlled by SLS on our behalf, but we retain the risks and rewards associated with the underlying assets and liabilities.  Accordingly, the components of this working capital (including cash and cash equivalents of $7,125 and $8,387 at December 31, 2005 and 2004, respectively) are included in our consolidated balance sheet.

Estimates and assumptions.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  Some significant estimates include our self insurance reserves.  The actual results could differ from our estimates.

Cash and cash equivalents.  Cash and cash equivalents, consisting of investments with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Restricted cash –insurance arrangements.  Restricted cash - insurance arrangements is cash that we deposited as security for letters of credit which secure obligations arising from our self insurance programs.

Restricted investments – insurance arrangements.  Restricted investments – insurance arrangements are investments held by our captive insurance companies that may be used to pay claims under our self insurance programs.  These investments are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  The unrealized loss on investments shown on the consolidated balance sheet represents the difference between the market value of these investments calculated by using quoted market prices on the date they were acquired and on December 31, 2005.  At December 31, 2005, our investments had a fair value of $9,497 and an unrealized holding loss of $179.  At December 31, 2004, our investments had a fair value of $4,432 and an unrealized holding loss of $40.

Restricted cash - other.  Restricted cash - other as of December 31, 2005 and 2004 includes the following amounts for which we are required to establish escrows: (i) Florida regulatory requirements, (ii) future capital expenditures, as required by our leases with Senior Housing and our management agreements with SLS, (iii) real estate taxes and capital expenditures as required by our mortgages, (iv) resident security deposits and (v) miscellaneous business reasons.

		2005		2004
		Current	Long term	Current	Long term
(i)	Florida regulatory requirements	$—	$518	$—	$518
(ii)	Future capital expenditures, as required by our leases with Senior Housing or our management agreements with SLS	5,060	—	5,540	—
(iii)	Real estate taxes and capital expenditures as required by our mortgages	2,000	—	2,585	—
(iv)	Resident security deposits	3,221	—	4,040	—
(v)	Miscellaneous business reasons	—	396	—	70
Total		$10,281	$914	$12,165	$588

Accounts receivable and allowance for doubtful accounts.  We record accounts receivable at their estimated net realizable value.  We estimate allowances for uncollectible amounts based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents’ or third party payors’ stated intent to pay, their financial capacity to pay and other factors which may include likelihood and cost of litigation.  Accounts receivable allowances are estimates.  We periodically review and revise these estimates based on new information; such revisions may be material.

During 2005, 2004 and 2003, we increased our allowance for doubtful accounts by $3,950, $3,600 and $2,456, respectively, and wrote off accounts receivable of $3,104, $2,627 and $2,053, respectively.

Included in accounts receivable as of December 31, 2005 and 2004 are amounts due from the Federal Government Medicare program of $14,103 and $10,952, respectively, and amounts due from various state Medicaid programs of $16,392 and $14,570, respectively.

Deferred finance costs.  We capitalize issuance costs related to borrowings and amortize the deferred costs over the terms of the respective loans.  The unamortized balance of deferred finance costs was $1,214 and $925 at December 31, 2005 and 2004, respectively.  Accumulated amortization related to deferred finance costs was $1,013 and $617 at December 31, 2005 and 2004, respectively.  At December 31, 2005, the weighted average amortization period remaining is approximately 16 years.  The amortization expenses to be incurred during the next five years as of December 31, 2005 are $337 in 2006, $182 in 2007, $26 in 2008, $26 in 2009 and $26 in 2010.

Property and equipment.  Property and equipment is stated at cost.  We record depreciation on property and equipment on a straight line basis over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements and up to seven years for personal property.  We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of long lived assets.  If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows from the asset to determine if an impairment loss should be recognized.  We determine the amount of impairment loss by comparing the historical carrying value of the asset to its estimated fair value.  We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected discounted cash flows of properties using standard industry valuation techniques.

During 2005, we recognized a $2,333 impairment charge to reduce the carrying value of six communities to the amount realized upon their planned sale to Senior Housing (see Footnote 9).

Goodwill.   Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired.  We review goodwill annually, or more frequently if events or changes in circumstances exist, for impairment.  If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount of goodwill to fair value.  The increase in goodwill from 2004 to 2005 relates to our acquisition of LTA in November 2004 and the pharmacies we acquired in 2005.

Self insurance.  We self insure up to certain limits for workers compensation and professional liability.  Claims in excess of these limits are retained by third party insurance providers up to contractual limits, over which we are self insured.  We fully self insure all employee health related claims.  We accrue the estimated cost of self insured amounts based on projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims and incidents and expected changes in premiums for insurance provided by third party insurers whose policies provide for retroactive adjustments.  We periodically adjust these estimates based upon our claims experience, recommendations from our professional consultants, changes in market conditions and other factors; such adjustments may be material.

Continuing care contracts.  Residents at two of our communities that are managed by SLS may enter into continuing care contracts.  We offer two forms of continuing care contracts to new residents.  One form of contract provides that 10% of the resident admission fee becomes non-refundable upon occupancy, and the remaining 90% becomes non-refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months.  The second form of contract provides that 30% of the resident admission fee is non-refundable upon occupancy and 70% is refundable.  Three other forms of continuing care contracts are in effect for existing residents but are not offered to new residents.  One historical form of contract provides that the resident admission fee is 10% non-refundable upon occupancy and 90% refundable.  A second historical form of contract provides that the resident admission fee is 100% refundable.  A third historical form of contract provides that the resident admission fee is 1% refundable and 99% non-refundable upon admission.  In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident.  We pay refunds of our admission fees when residents relocate from our communities.  We report the refundable amount of these admission fees as current liabilities and the nonrefundable amount as deferred revenue, a portion of which is classified as a current liability.  Portions of the refundable payments are included in restricted cash in our consolidated balance sheet.  The refundable admission fees as of December 31, 2005 and 2004 were $6,197 and $7,051, respectively.

Income taxes.  We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes”, or SFAS 109.  Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized (see Footnote 5).

We pay franchise taxes in certain states in which we have operations.  We have included franchise taxes in general and administrative and other operating expenses in our consolidated statement of operations.

Revenue recognition.  Our revenues are derived primarily from services to residents at our communities.  We accrue revenues when services are provided and revenues are earned.  Some of our services are provided with the expectation of payment from governments or other third party payors.  We derived approximately 36%, 41% and 39% of our net resident revenues in 2005, 2004 and 2003, respectively, from payments under federal and state medical assistance programs.  Revenues under some of these programs are subject to audit and retroactive adjustment.

Medicare revenues totaled $110,121, $99,516 and $75,319 during 2005, 2004 and 2003, respectively.  Medicaid revenues totaled $153,214, $149,153 and $145,302 during 2005, 2004 and 2003, respectively.  Both the Federal Government and some of the states in which we operate are considering plans to reduce Medicare and Medicaid funding, or to stop or reduce the projected increases in such funding.  We cannot estimate the magnitude of potential Medicaid and Medicare rate reductions but it may be material.  Medicaid and Medicare rates reductions or a failure of such program to increase rates to match our increasing costs, if they occur, may have a negative impact on our revenues, may decrease our net income and may cause us to incur losses.

Management Agreements.  Our management agreements with SLS provide for payment of base management fees equal to 5% of revenues at the managed communities and incentive management fees equal to 20% of the operating profit at the managed communities, as defined, over a priority return to us.  SLS is also entitled to central administrative services fees equal to 2% of our revenues at the managed communities.  Our management agreements with SLS expire in 2027 and have a five year renewal term at SLS’s option.  In November 2005, we terminated management agreements for 12 senior living communities that SLS managed for us and we began to directly operate these communities.  In December 2005, we sent a termination notice to SLS for one additional community and therefore accounted for this termination expense in 2005.  In February 2006, we began to directly operate this one additional community.  We will no longer pay management fees for these 13 communities to SLS.  SLS continues to manage 17 communities for us.  During 2005, 2004 and 2003, we paid fees totaling $21,256, $19,293 and $17,272, respectively, under our management agreements with SLS.

Per common share amounts.  We computed earnings (loss) per share for the years ended December 31, 2005, 2004 and 2003, using the weighted average number of shares outstanding during each year.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Reclassifications.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation, including a reclassification of the refundable portion of resident admission fees at certain communities, which had been presented as a long-term liability in 2004, to a current liability, and a reclassification of restricted cash arising from such fees, which had been presented as a long term asset in 2004, to a current asset.  These reclassifications had no effect on net income (loss) or shareholders’ equity.

Recently Issued Accounting Standards. On December 16, 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123.  SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company will adopt SFAS 123(R) on January 1, 2006 using the prospective method as described in SFAS No. 148.  The Company does not expect the adoption of this standard to have any impact in fiscal year 2006, as the Company historically utilized restricted stock awards granted at market prices as to which, the accounting treatment is the same under SFAS 123(R) as it has been under SFAS 123.

3.  Property and Equipment

Property and equipment, at cost, as of December 31, 2005 and 2004, consists of:

	2005	2004

Land	$6,439	$7,362
Buildings and improvements	75,540	74,111
Furniture, fixtures and equipment	26,215	19,954
	108,194	101,427
Accumulated depreciation	(11,451)	(6,238)
	$96,743	$95,189

4.  Line of Credit

In May 2005, we entered into a new revolving credit facility.  The interest rate on borrowings under this facility is LIBOR plus a premium.  The maximum amount available under this facility is $25,000, and is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility.  The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and contains other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $50,000. The termination date of the facility is May 9, 2007.  The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of December 31, 2005, no amounts were outstanding and, as of March 10, 2006, $9,500 was outstanding under this credit facility.  Interest expense and other associated costs related to this facility and our prior revolving credit facility were $167, $85 and $155 for the years ended December 31, 2005, 2004 and 2003, respectively.

5.  Income Taxes

Significant components of our deferred tax assets and liabilities as of December 31, 2005 and 2004, are as follows:

	2005	2004
Deferred tax assets:
Continuing care contracts	$2,473	$2,880
Depreciable assets	825	(2,162)
Allowance for doubtful accounts	2,462	2,073
Deferred gains on sale lease-back transactions	3,494	2,642
Insurance reserves	3,615	1,076
Tax credits	1,464	1,190
Tax loss carry forwards (including SLS termination expense)	33,042	1,769
Other	212	473
Total deferred tax asset before valuation allowance	47,587	9,941
Valuation allowance:	(42,482)	(9,808)
	5,105	133
Deferred tax liabilities:
Lease expense	(2,570)	—
Goodwill	(2,522)	(67)
Other	(13)	(66)
Total	(5,105)	(133)

Net deferred tax assets:	$—	$—

As a result of our short operating history and reported losses, we have not currently recognized the benefit of our deferred tax assets.  We will continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be utilized.  When we believe that we will more likely than not recover our deferred tax assets, we will record a reduction in the valuation reserve as an income tax benefit in the consolidated statement of operations, which will affect our results of operations.

Our operations in the year ended December 31, 2005 resulted in a taxable loss.  As of December 31, 2005 we have tax loss carry forwards of approximately $81,121 that may be carried forward to offset future taxable income.  Our net operating loss carry forwards will expire beginning in 2026, if unused.  The tax loss carry forward is subject to audit and adjustments by the Internal Revenue Service.  We did not have taxable income in the years ended December 31, 2004 and 2003.  In 2004, we provided $120 for alternative minimum taxes that are payable without regard to our tax loss carry forwards.

The principal reasons for the difference between our effective tax (benefit) rate and the U.S. Federal statutory income tax (benefit) rate are as follows:

	For the years ended December 31,
	2005	2004	2003

Taxes at statutory U.S. federal income tax rate	(35.0)%	34.0%	(34.0)%
State and local income taxes, net of federal tax benefit	(5.2)%	5.3%	(4.0)%
Tax credits	(0.3)%	(17.9)%	(5.0)%
Alternative Minimum Tax	0.0%	3.5%	0.0%
Change in federal statutory rate	(0.2)%	0.0%	0.0%
Change in valuation allowance	38.9%	(21.4)%	6.5%
Other differences, net	1.8%	0.0%	36.5%
Effective tax rate	0.0%	3.5%	0.0%

6.  Mortgages Payable

At December 31, 2005, nine of our communities are encumbered by 11 Department of Housing and Urban Development, or HUD, insured mortgages.  In order to record the mortgages that we assumed in connection with the November 2004 acquisition of mortgaged properties from LTA Holdings, Inc., or LTA, at their estimated fair value, we recorded mortgage premiums totaling $6,534.  We are amortizing the mortgage premiums as a reduction to interest expense over the remaining term of the mortgages.  Mortgage interest expense, net of premium amortization, was $2,427 and $521 for the years ended December 31, 2005 and 2004, respectively.  The mortgages require monthly payments into escrow for taxes, insurance and property replacement funds.  Withdrawals from escrow require HUD approval.

The following table is a summary of the mortgage notes payable as of December 31, 2005:

Principal Balance	Monthly Payment	Cash Interest Rate		Effective Interest Rate	Maturity Date	Fair Value Premium Adjustment	Total Mortgage Payable
$672	$5	8.50%		5.60%	February 2032	$198	$870
4,146	32	8.13%		5.60%	February 2032	1,115	5,261
3,461	19	5.25%		5.25%	June 2035	—	3,461
5,357	35	7.00%		5.60%	June 2036	861	6,218
1,000	7	7.50%		5.60%	October 2036	222	1,222
5,282	34	7.00%		5.60%	October 2036	874	6,156
1,191	9	8.45%		5.60%	November 2037	401	1,592
1,348	10	8.00%		5.60%	January 2038	402	1,750
5,770	38	7.15%		5.60%	November 2038	1,092	6,862
4,938	27	5.55%		5.55%	May 2039	—	4,938
5,822	39	7.25%		5.60%	June 2039	1,177	6,999

$38,987	$255	6.96	%(1)			$6,342	$45,329

(1)          Weighted average interest rate

Principal payments due under the terms of these mortgages are as follows:

2006	$375
2007	402
2008	429
2009	459
2010	492
Thereafter	36,830
$38,987

7.  Leases

As of December 31, 2005 we leased 135 communities under four non-cancelable leases with Senior Housing and 4 communities under a lease with Healthcare Property Investors, Inc., or HCPI.  SLS currently manages 17 of the communities that we lease from Senior Housing.  These leases are “triple-net” leases which require that we pay for all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintain the communities and indemnify the landlord for any liability which may arise from its ownership during the lease term.

Our leases with Senior Housing require us to pay additional rent equal to 4% of the amount by which gross revenues of the communities we operate exceed gross revenues in a base year.

Our lease with Senior Housing for the communities currently and formally managed by SLS requires us to make deposits into accounts known as FF&E Reserves to fund future replacements and improvements at 17 communities still managed for us by SLS.  Senior Housing has a security and remainder interest in these accounts and in all property purchased with funding from these accounts.

Senior Housing has agreed to fund amounts that we request for renovations and improvements to communities we lease from them in return for rent increases according to formulas in the leases.  In 2005, Senior Housing funded $15,470 for renovations and improvements to some of our communities.  As a result and in accordance with our leases, our annual minimum rent to Senior Housing increased by 10% of the amount funded, or $1,547.

The following table is a summary of our leases:

Landlord	Number of communities	Annual minimum rent as of December 31, 2005	Initial expiration date	Renewal terms
Senior Housing – 3 leases	105	$39,434	December 31, 2020	One 15-year renewal option.
Senior Housing – 1 lease	30 (including 17 SLS managed communities)	64,025	December 31, 2017	Consecutive options for one 10-year and one 5-year renewal.
HCPI	4	1,183	June 30, 2014	Two 10-year renewal options.

Totals	139	$104,642

The future minimum rents required by our leases as of December 31, 2005, are as follows:

2006	$104,642
2007	104,642
2008	104,642
2009	104,642
2010	104,642
Thereafter	847,254
$1,370,464

8.   Shareholders’ Equity

On December 13, 2004, we issued 3,500,000 common shares, in an underwritten public offering for proceeds, net of underwriting commissions and other costs, of $27,685.

On January 11, August 29 and September 27, 2005, we issued a total of 7,880,000 common shares, in an underwritten public offering for proceeds, net of underwriting commissions and other costs, of $56,613.

We issued 84,300 and 83,000 common shares in 2005 and 2004, respectively, to our directors, officers and others who provide services to us.  We valued the shares at the average price of our common shares on the American Stock Exchange on the dates of issue, or $585 in total ($6.20 to $7.27 per share) in 2005 and $541 in total ($4.04 to $6.99 per share) in 2004.  Shares issued to directors vested immediately; shares issued to our officers and other individuals who provide services to us vested over two years and are recognized in the income statement ratably.  As of December 31, 2005, 416,700 of our common shares remain available for issuance under our 2001 Stock Option and Stock Incentive Plan.

9.   Acquisitions

In November 2004, we acquired 100% of the capital stock of LTA for $217,944 including closing costs.  LTA owned, leased and operated 47 senior living communities with 2,636 living units, which primarily offer assisted living services, located in seven states.  All of the revenues at these communities are paid by residents from their private resources.  We acquired LTA because its business complemented our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources.  To finance this acquisition, we entered into a $148,250 sale leaseback transaction with Senior Housing for 31 of the communities acquired from LTA.  We funded the balance of the purchase price with cash on hand and by assuming HUD insured long term mortgage debts, other short term liabilities and an operating lease for four communities from HCPI.  We allocated the purchase price $5,307 to cash and cash equivalents, $6,354 to other assets, $48,348 to land, buildings and equipment, $148,250 to the land and buildings sold to Senior Housing, $2,590 to lease acquisition costs and $7,095 to goodwill which represents the cost of the acquisition in excess of the fair value of the identifiable net assets acquired.

In March 2005, we acquired a 62 unit assisted living community located in Georgia for approximately $6,900.  We financed this acquisition with cash on hand.

In June 2005, we acquired six assisted living communities from Gordon Health Ventures, LLC, or Gordon, for approximately $59,000, including closing costs.  These communities have a licensed resident capacity of 654 and are located in western Pennsylvania.  We funded this purchase using $10,000 drawn under our revolving credit facility and the proceeds from a sale leaseback and mortgage transaction with Senior Housing.  We acquired these communities because they complement our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources.  All of the revenues of these communities come from residents’ private resources.  In connection with this acquisition, we sold four different assisted living communities in June 2005 to Senior Housing for $24,000 and Senior Housing leased these communities back to us for initial rent of $2,160 per annum.  Senior Housing also provided a $43,500 first mortgage line of credit secured by the six Gordon communities.  We borrowed $24,000 under this first mortgage line of credit when we closed the Gordon purchase and repaid it in August 2005 with the proceeds from our sale of common shares described in Footnote 8 above.  We allocated the purchase price of approximately $59,000 to land, buildings and equipment.

In connection with our termination of management agreements for 12 communities managed by SLS in November 2005, we sold the six Gordon communities to Senior Housing for $56,680, and Senior Housing leased these communities back to us.  Our initial rent to Senior Housing for these communities is $5,220 per annum.  We recognized a $2,333 impairment charge to reduce the carrying value of these communities to the amount realized upon the sale to Senior Housing, or $56,680.  The gross purchase price paid to us by Senior Housing was equal to the same amount as the purchase price we paid to the seller of the Gordon communities.  The impairment loss which we recognized relates principally to transaction costs.

In addition to our community acquisitions, we have purchased four institutional pharmacies.  In September 2003, we purchased one pharmacy in Wisconsin for approximately $1,800.  In September 2004, we purchased another pharmacy in Nebraska for approximately $3,000.  In June 2005, we purchased another pharmacy located in Nebraska for approximately $4,600.  In December 2005, we purchased a pharmacy located in California for approximately $450.  We allocated the purchase prices of these pharmacies to working capital assets, customer relationships and goodwill based on the fair value of the assets acquired and liabilities assumed.

We accounted for each of these acquisitions using the purchase method of accounting, and we have included the results of operations of each of the communities and pharmacies acquired in our consolidated statement of operations from the date of acquisition.  Our purchase accounting allocations for certain 2005 acquisitions is preliminary, primarily with respect to our valuations of intangibles.  We expect to complete our purchase accounting allocations during 2006.

10.   Discontinued Operations

During 2003, we ceased operating one nursing home that we leased from Senior Housing.  This facility was sold by Senior Housing in 2003 and our minimum rent was reduced by $35 per year.

In August 2003, we sold an assisted living community and we received $3,500, consisting of $350 of cash and a $3,150 six year mortgage note at 8% interest.  We deferred the $1,100 gain on this sale, and we expect to recognize this gain as income over the life of the mortgage note in proportion to principal payments on the note that we receive.  In December 2003, we sold five small assisted living communities and we received $3,550, consisting of $440 of cash and a $3,110 fifteen year mortgage note at 9% interest.  We deferred the $1,200 gain on this sale and we expect to recognize this gain as income when the buyer demonstrates it has the ability to pay the mortgage note.  These deferred gains are included in other long term liabilities on our consolidated balance sheet.

During 2004, we ceased operations at one assisted living community that we lease from Senior Housing which was managed for us by SLS.  Senior Housing sold that community in December 2005 for net proceeds of approximately $5,400, which caused a $540 reduction in annual minimum rent payable in accordance with our lease terms.

During 2005, we ceased operations at two communities: one skilled nursing community in Milwaukee, Wisconsin, which we lease from Senior Housing; and one assisted living community in Los Angeles, California, which we also lease from Senior Housing.  Senior Housing sold the assisted living community located in California in December 2005 for net proceeds of approximately $2,600, which caused a $260 reduction in annual minimum rent payable in accordance with our lease terms.  We and Senior Housing are in the process of selling the skilled nursing facility located in Wisconsin and, upon its sale, our annual minimum rent payable will decrease in accordance with the lease terms.

As of December 31, 2005, substantially all of our assets and liabilities related to the communities where we have ceased operations have been disposed of and paid, respectively.  We have reclassified the consolidated statement of operations for all periods presented to show the results of operations of these communities as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Revenues	$8,515	$8,272	$14,762
Expenses	11,427	10,666	17,142
Net loss	$(2,912)	$(2,394)	$(2,380)

11.  Transactions with Affiliates

On December 31, 2001, Senior Housing distributed substantially all of our shares to its shareholders.  In order to effect this spin off and to govern relations after the spin off, we entered into agreements with Senior Housing and others pursuant to which it was agreed, among other things, that:

•                  so long as Senior Housing remains a real estate investment trust, or a REIT, we may not waive the share ownership restrictions in our charter on the ability of any person or group to acquire more than 9.8% of any class of our equity shares without the consent of Senior Housing;

•                  so long as we are a tenant of Senior Housing, we will not permit nor take any action that, in the reasonable judgment of Senior Housing or HRPT Properties Trust (another REIT which owns shares of Senior Housing), or HRPT, might jeopardize the tax status of Senior Housing or HRPT as REITs;

•                  Senior Housing has the option, upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events, as defined, to cancel all of our rights under the leases we have with Senior Housing; and

•                  so long as we maintain our shared services agreement with REIT Management and Research LLC, or RMR, we will not acquire or finance any real estate without first giving Senior Housing, HRPT or any other publicly owned REIT or other entity managed by RMR, the opportunity to acquire or finance real estate investments of the type in which Senior Housing, HRPT or any other publicly owned REIT or other entity managed by RMR, respectively, invest.

At the time of our spin off from Senior Housing, all of the persons serving as our directors were trustees of Senior Housing.  Our two managing directors, Messrs. Martin and Portnoy, are currently the managing trustees of Senior Housing.

Of the 153 senior living communities we operate, 135 are leased from Senior Housing for total annual minimum rent of $103,459.

Since January 1, 2005, we have entered into several transactions with Senior Housing, including:

•                  In May 2005, we purchased a community that we had leased from Senior Housing for its appraised value of $4,600.  This purchase was funded with proceeds we received from a HUD insured mortgage and our cash on hand.

•                  In June 2005, we acquired six assisted living communities from Gordon for approximately $59,000.  We funded this purchase using $10,000 drawn under our revolving credit facility and the proceeds of a sale leaseback and mortgage transaction with Senior Housing.  We sold four of our assisted living communities to Senior Housing for $24,000 and Senior Housing leased these communities back to us for initial rent of $2,160 per annum.  Senior Housing also provided us with a $43,500 first mortgage line of credit secured by the six Gordon communities.  We borrowed $24,000 under this line of credit when we closed the Gordon purchase, and repaid this amount in August 2005 with the proceeds from our sale of common shares.  The mortgage line of credit was terminated in October 2005 in connection with our sale and leaseback with Senior Housing of the six Gordon communities.  Senior Housing paid us approximately $59,000 for these six communities.  Our initial rent to Senior Housing for these six communities is $5,220 per annum.

•                  During 2005, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, approximately $15,470 of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amount Senior Housing paid for the improvements, or approximately $1,547.

•                  In February 2006, we agreed to lease two hospitals from Senior Housing.  The term of the lease for these two hospitals commences when we receive all health regulatory approvals required to operate the two hospitals.  These two hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts.  The hospitals are currently owned by Senior Housing but operated by HealthSouth Corporation, or HealthSouth. Recently, the Massachusetts Superior Court has decided that Senior Housing validly terminated HealthSouth’s lease and ordered HealthSouth to cooperate in the transfer of the hospitals’ operations to a new tenant designated by Senior Housing.  HealthSouth has appealed these decisions, but the trial court and the appeals court have both denied HealthSouth’s requests to stay these decisions until the appeal is decided.

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

RMR provides management and administrative services to us under a shared services agreement. RMR is compensated at an annual rate equal to 0.6% of our total revenues.  Aggregate fees earned by RMR for services during 2005, 2004 and 2003, were $4,663, $3,700 and $3,400, respectively.  RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services.  We pay a proportionate share of RMR’s costs in providing that function.  Our audit committee approves the identity and salary of the individual serving as our director of internal audit, as well as the pro rata share of the costs which we pay.  The fact that RMR has responsibilities to other entities, including one of our landlords, Senior Housing, could create conflicts; and in the event of such conflicts between Senior Housing and us, the shared services agreement allows RMR to act on behalf of Senior Housing rather than on our behalf.  Prior to October 1, 2005, RMR was beneficially owned by Messrs. Barry M. Portnoy and Gerard M. Martin, each a managing director and member of our board of directors. Effective October 1, 2005, Messrs. Barry M. Portnoy and his son, Adam D. Portnoy, acquired Mr. Martin’s beneficial ownership interest in RMR. Mr. Adam D. Portnoy is an executive officer of RMR and the Executive Vice President of HRPT. Mr. Martin remains a director of RMR and, together with Mr. Barry M. Portnoy, continues to serve as one of our managing directors.  All transactions between us and RMR are approved by our independent directors.

Mr. Barry M. Portnoy is the majority owner of the building in which our headquarters is located.  This lease expires in 2011.  We paid rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2005, 2004 and 2003 of $711, $561 and $569, respectively. This lease has been amended at various times to take into account our needs for increasing space and all amendments to this lease have been approved by our independent directors.

12.  Employee Benefit Plan

We have established and assumed several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code.  All employees are eligible to participate in at least one of our plans and are entitled, upon termination or retirement, to receive their vested portion of the plan assets.  For some of our plans, we match a certain level of employee contributions.  We also pay certain expenses related to all of our plans.  Expenses for all our plans, including our contributions, were $244, $35 and $23 for the years ended December 31, 2005, 2004 and 2003, respectively.

13.  Fair Value of Financial Instruments

Our financial instruments are limited to cash and cash equivalents, accounts receivable, accounts payable, the refundable portion of continuing care contracts, mortgage notes receivable and payable.  The fair value of these financial instruments was not materially different from their carrying values at December 31, 2005 and 2004.  Our estimates of fair values were based on current market prices and discounted cash flow analysis.

14.  Segment Information

We operate substantially in one reportable segment, which is the business of operating senior living communities, including independent living and congregate care communities, assisted living communities and nursing homes.  All of our operations and assets are located in the United States.

15.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$180,206	$183,946	$193,624	$199,751
Net income (loss) from continuing operations	1,739	1,884	(83,755)	(1,115)
Net income (loss)	1,253	1,167	(84,374)	(2,205)
Net income (loss) per common share	$0.10	$0.10	$(5.65)	$(0.11)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$149,630	$151,830	$151,913	$166,641
Net income from continuing operations	1,311	1,744	1,167	1,463
Net income	507	943	776	1,065
Net income per common share	$0.06	$0.11	$0.10	$0.11

16.  Pro Forma Information (Unaudited)

Pro forma operating results assuming commencement of operations, as of January 1, 2004, of the 47 communities we acquired from LTA during 2004 and the six communities we acquired from Gordon, and assuming that our sale of 7,880,000 common shares occurred on January 1, 2004, are as follows:

	2005	2004
	(unaudited)
Revenues	$765,773	$708,037
Expenses	846,556	700,915
Net (loss) income from continuing operations	(80,783)	7,122
Loss from discontinued operations	(2,912)	(2,394)
Net (loss) income	$(83,695)	$4,728

Shares outstanding	20,061	20,061
Net (loss) income per share from continuing operations	$(4.03)	$0.36

These unaudited pro forma operating results do not represent or are not indicative of our operating results for any future date or period.  Actual future results may be materially different from pro forma results.  Differences could arise from many factors.

17.  Subsequent Events

In February 2006, we agreed to lease two hospitals from Senior Housing.  The term of the lease for the two hospitals commences when we receive all health regulatory approvals required to operate the hospitals.  These two hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts.  These hospitals offer extensive inpatient and outpatient services.  The hospitals are currently owned by Senior Housing but operated by HealthSouth.  Recently, the Massachusetts Superior Court has decided that Senior Housing validly terminated HealthSouth’s lease and ordered HealthSouth to cooperate in the transfer of the hospitals’ operations to a new tenant designated by Senior Housing.  HealthSouth has appealed these decisions, but the trial court and the appeals court have both denied HealthSouth’s requests to stay these decisions until the appeal is decided. Fully reliable financial information about the current operations at these hospitals is not presently available.  Nonetheless, we believe that we will be able to operate these hospitals profitably and that these profits may be material to our operating results.  We believe that the successful operation of these hospitals may enhance our reputation as a provider of health and rehabilitation services and that this enhanced reputation may benefit us at other healthcare and senior living facilities which we operate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

By:	/s/ Evrett W. Benton
Evrett W. Benton President and Chief Executive Officer

Dated:  March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evrett W. Benton	President and Chief Executive Officer	March 13, 2006
Evrett W. Benton

/s/ Bruce J. Mackey Jr.	Chief Financial Officer and Treasurer	March 13, 2006
Bruce J. Mackey Jr.	(Principal Accounting Officer)

/s/ Barry M. Portnoy	Managing Director	March 13, 2006
Barry M. Portnoy

/s/ Gerard M. Martin	Managing Director	March 13, 2006
Gerard M. Martin

/s/ Bruce M. Gans	Director	March 13, 2006
Bruce M. Gans

/s/ Barbara D. Gilmore	Director	March 13, 2006
Barbara D. Gilmore

/s/ Arthur G. Koumantzelis	Director	March 13, 2006
Arthur G. Koumantzelis