Form 10-Q
period 2006-03-31
FIVE STAR QUALITY CARE INC
filed 2006-05-10
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to              .

Commission File Number 001-16817

FIVE STAR QUALITY CARE, INC.

Maryland	04-3516029
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

617-796-8387

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Number of Common Shares outstanding at May 9, 2006: 31,560,934 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

MARCH 31, 2006

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.     Financial Information

Item 1. Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED BALANCE SHEET
(dollars in thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,288	$16,729
Accounts receivable, net of allowance of $7,143 and $6,124 at March 31, 2006 and December 31, 2005, respectively	45,353	46,124
Prepaid expenses	9,010	8,047
Restricted cash and investments — insurance arrangements	4,584	4,869
Restricted cash — other	8,712	10,281
Other current assets	7,919	8,830
Total current assets	87,866	94,880

Property and equipment, net	99,643	96,743
Restricted cash and investments — insurance arrangements	11,926	12,043
Restricted cash — other	792	914
Mortgage notes receivable	5,064	5,971
Goodwill and other intangible assets	14,089	14,059
Other long term assets	4,253	4,330
	$223,633	$228,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts Payable	$14,384	14,595
Accrued expenses	15,282	14,514
Accrued compensation and benefits	15,223	18,341
Due to Senior Housing Properties Trust (“SNH”)	8,622	8,659
Due to Sunrise Senior Living Services, Inc. (“SLS”)	5,078	7,185
Mortgage notes payable	626	626
Accrued real estate taxes	4,464	7,872
Security deposit liability	11,894	11,854
Other current liabilities	6,525	6,322
Total current liabilities	82,098	89,968

Long term liabilities:
Mortgage notes payable	44,564	44,703
Continuing care contracts	3,674	3,638
Other long term liabilities	22,856	21,827
Total long term liabilities	71,094	70,168
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 50,000,000 shares authorized, 20,060,934 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	201	201
Additional paid-in capital	171,552	171,552
Accumulated deficit	(101,111)	(102,770)
Unrealized loss on investments	(201)	(179)
Total shareholders’ equity	70,441	68,804
	$223,633	$228,940

See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED STATEMENT OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Net revenues from residents	$188,394	$174,840
Pharmacy revenue	11,345	5,256
Total revenues	199,739	180,096

Operating expenses:
Wages and benefits	96,552	92,427
Other operating expenses	49,879	42,014
Pharmacy expenses	10,782	5,024
Management fee to SLS	3,538	5,620
Rent expense	26,379	24,383
General and administrative	7,206	6,891
Depreciation and amortization	2,274	1,522
Total operating expenses	196,610	177,881

Operating income	3,129	2,215
Interest and other income	324	246
Interest expense	(759)	(694)

Income from continuing operations before income taxes	2,694	1,767
Provision for income taxes	—	35
Income from continuing operations	2,694	1,732
Loss from discontinued operations	(1,035)	(479)

Net income	$1,659	$1,253

Weighted average shares outstanding	20,061	12,212

Basic and diluted income per share from:
Continuing operations	$0.13	$0.14
Discontinued operations	(0.05)	(0.04)
Net income per share	$0.08	$0.10

See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,659	$1,253
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,274	1,522
Loss from discontinued operations	1,035	479
Provision for bad debt expense	1,019	510
Changes in assets and liabilities:
Accounts receivable	(248)	(886)
Prepaid expenses and other assets	719	2,383
Accounts payable and accrued expenses	557	(1,150)
Accrued compensation and benefits	(3,118)	(2,483)
Due to SLS	(2,107)	656
Due from SNH	(37)	25
Other current and long term liabilities	(2,122)	3,641
Cash (used by) provided by operating activities	(369)	5,950

Net cash used in discontinued operations	(1,035)	(479)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts	(3,019)	(7,844)
Acquisition of property and equipment	(10,322)	(14,084)
Proceeds from disposition of property and equipment held for sale	5,331	3,738
Withdrawals from restricted cash for purchases of property and equipment	5,112	2,223
Cash used in investing activities	(2,898)	(15,967)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	13,500	—
Repayments of borrowings on revolving credit facility	(13,500)	—
Repayments of mortgage note payable	(139)	(342)
Cash used in financing activities	(139)	(342)

Change in cash and cash equivalents	(4,441)	(10,838)
Cash and cash equivalents at beginning of period	16,729	30,942
Cash and cash equivalents at end of period	$12,288	$20,104

Supplemental cash flow information:
Cash paid for interest	$678	$639

See accompanying notes.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 1. Basis of Presentation and Organization

The accompanying consolidated financial statements of Five Star Quality Care, Inc. have been prepared without audit. Certain information and disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

As of March 31, 2006, we operated 153 senior living communities containing 17,110 living units, including 102 primarily independent and assisted living communities and 51 nursing homes. Our 153 communities included 4,960 independent living apartments, 5,725 assisted living suites, 283 special care beds and 6,142 skilled nursing beds. We also operated four institutional pharmacies, one of which also provides mail order pharmaceuticals to the general public. Seventeen of our communities are operated for our account by Sunrise Senior Living Services Inc., or SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise.

Note 2. Accumulated Comprehensive Income

Comprehensive income for the three months ended March 31, 2006 and 2005 is summarized below:

	Three months ended March 31,
	2006	2005
Net income	$1,659	$1,253
Change in unrealized loss on investments	(22)	(32)
Net comprehensive income	$1,637	$1,221

Note 3. Income Taxes

As a result of our short operating history and reported losses, we are not currently recognizing the benefit of all of our deferred tax assets. We will continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. When we believe that it is more likely than not that we can recover our deferred tax assets, we will record a reduction in the valuation reserve as an income tax benefit in the consolidated statement of operations, which will affect our results of operations.

As of March 31, 2006, we had tax loss carry forwards, including the termination fees paid to SLS, that may be used to offset future taxable income. Our net operating loss carry forwards will expire beginning in 2026, if unused. The tax loss carry forwards may be subject to audit and adjustments by the Internal Revenue Service.

Note 4. Per Common Share Amounts

Net income per share for the periods ended March 31, 2006 and 2005 is computed using the weighted average number of shares outstanding during the periods. We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Note 5. Indebtedness

The interest rate on borrowings under our revolving credit facility is LIBOR plus a premium. The maximum amount available under this facility is $25,000, and is subject to limitations based upon qualifying collateral. We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility. The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets. The facility is available for acquisitions, working capital and general business purposes. The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and contains other customary provisions. In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $50,000. The termination date of the facility is May 9, 2007. The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions. As of March 31, 2006 and May 9, 2006, no amounts were outstanding under this credit facility. Interest expense and other associated costs related to this facility and our prior revolving credit facility were $115 and $10 for the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006, nine of our communities were encumbered by 11 Department of Housing and Urban Development, or HUD, insured mortgages totaling $45,190 in aggregate principal amount. Mortgage interest expense, net of premium amortization, was $644 and $605 for the three months ended March 31, 2006 and 2005, respectively.

Note 6. Related Party Transactions

Of the 153 senior living communities we operate, 135 are leased from Senior Housing Properties Trust, or Senior Housing, for total annual minimum rent of $104,026. In addition, we paid $293 in percentage rent to Senior Housing for the three months ended March 31, 2006.

During the three months ended March 31, 2006, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $5,331 of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amount Senior Housing paid for the improvements, or $533.

In February 2006, we assumed the operations of a community from SLS which is located in Coral Springs, Florida. We expect to undertake a significant capital improvement project at this community in 2006 and 2007 that may total approximately $5,000. Pursuant to the terms of our lease with Senior Housing, Senior Housing will fund the cost of this capital improvement project and our annual rent payable to Senior Housing will increase by 10% of the capital improvement project.

In February 2006, we agreed to lease two rehabilitation hospitals from Senior Housing. The term of the lease for these two hospitals will commence when we receive all health regulatory approvals required to operate the hospitals. We recently submitted our applications for approval to the appropriate regulatory authorities, and we currently expect the lease may commence before the end of 2006. These hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts. The hospitals are currently owned by Senior Housing but operated by HealthSouth Corporation, or HealthSouth. Recently, the Massachusetts Superior Court has decided that Senior Housing validly terminated HealthSouth’s lease and ordered HealthSouth to cooperate in the transfer of the hospitals’ operations to a new tenant designated by Senior Housing. HealthSouth has appealed these decisions, but the trial court and the appeals court have both denied HealthSouth’s requests to stay these decisions until the appeal is decided.

See also notes 7 and 8 below.

Note 7.  Pro Forma Results

On June 3, 2005, we acquired six assisted living communities from Gordon Health Ventures, LLC, or Gordon, for approximately $59,000. To finance this acquisition, we borrowed $10,000 under our revolving credit facility and entered into a $24,000 sale leaseback transaction with Senior Housing for four of our assisted living communities. Senior Housing also loaned us $24,000 under a first mortgage line of credit when we closed the Gordon purchase. We subsequently repaid this mortgage loan with the proceeds from our August 2005 common share offering. Had we acquired Gordon as of January 1, 2005, our revenues and income from continuing operations on a pro forma basis would have been $185,038 and $2,013, respectively, for the three months ended March 31, 2005.

Note 8. Discontinued Operations

During 2005, we ceased operations at two communities: one skilled nursing community in Milwaukee, Wisconsin, which we lease from Senior Housing, and one assisted living community in Los Angeles, California, which we also leased from Senior Housing. Senior Housing sold the assisted living community located in California in December 2005 for net proceeds of approximately $2,600, which caused a $260 reduction in annual minimum rent payable in accordance with our lease terms. We and Senior Housing are in the process of selling the skilled nursing facility located in Wisconsin and, upon its sale, our annual minimum rent payable will decrease by 10% of the net proceeds, in accordance with the lease terms.

As of March 31, 2006, we have disposed of substantially all of our assets and settled all liabilities related to these closed communities. We have reclassified the statement of operations for all periods presented to show the results of operations of these communities as discontinued. Below is a summary of the operating results of these discontinued operations included in the financial statements for the three months ended March 31, 2006 and 2005:

	2006	2005
Revenues	$227	$2,251
Expenses	1,262	2,730
Net loss	$(1,035)	$(479)

Note 9. Subsequent Events

In April 2006, we issued 11,500,000 common shares in an underwritten public offering for aggregate proceeds, net of underwriting commissions and other costs, of $113,623.

Also in April 2006, we sent notices to SLS to terminate management agreements for 10 of the 17 remaining senior living communities that SLS manages for us. The termination fees will be approximately $90,000 and will be recorded as an expense in our income statement during the quarter ending June 30, 2006. We will fund this termination payment with cash on hand, including the proceeds from our April 2006 common share offering. When the termination of the SLS management agreements for these 10 communities becomes effective, we will begin to directly operate these communities and we will no longer pay management fees for these communities to SLS. SLS will continue to manage seven other communities for us after this termination.

In May 2006, we acquired an institutional pharmacy business located in Myrtle Beach, South Carolina for approximately $3,500. This pharmacy serves approximately 1,450 residents at 37 senior living communities, including 350 residents at 7 communities which we operate.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Key Statistical Data (for the three months ended March 31, 2006 and 2005):

The following tables present an overview of our operations for the quarters ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005	$ Variance	Change
(dollars in thousands, except per day amounts)
Net revenues from residents	$188,394	$174,840	$13,554	8%
Pharmacy revenue	11,345	5,256	6,089	116%
Wages and benefits	96,552	92,427	4,125	4%
Other operating expenses	49,879	42,014	7,865	19%
Pharmacy expenses	10,782	5,024	5,758	115%
Management fee to SLS	3,538	5,620	(2,082)	-37%
Rent expense	26,379	24,383	1,996	8%
General and administrative	7,206	6,891	315	5%
Depreciation and amortization	2,274	1,522	752	49%
Interest and other income	324	246	78	32%
Interest expense	759	694	65	9%
Provision for income taxes	—	35	(35)	—
Loss from discontinued operations	1,035	479	556	116%
Net income	1,659	1,253	406	32%

No. of communities (end of period)	153	147	—	6
No. of living units (end of period)	17,110	16,492	—	618
Occupancy	91%	90%	—	1%
Average daily rate	$134	$131	3	2%
Percent of net revenues from residents from Medicare	15%	15%	—	—
Percent of net revenues from residents from Medicaid	21%	22%	—	-1%
Percent of net revenues from residents from private and other sources	64%	63%	—	1%

Comparable communities (communities that we operated continuously since January 1, 2005):

	Three months ended March 31,
	2006	2005	$ Variance	Change
(dollars in thousands, except per day amounts)
Net revenues from residents	$183,511	$174,778	$8,733	5%
Community expenses	142,256	134,403	7,853	6%
No. of communities (end of period)	146	146	—	—
No. of living units (end of period)	16,428	16,428	—	—
Occupancy	91%	90%	—	1%
Average daily rate	$136	$131	5	4%
Percent of net revenues from residents from Medicare	15%	15%	—	—
Percent of net revenues from residents from Medicaid	22%	22%	—	—
Percent of net revenues from residents from private and other sources	63%	63%	—	—

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

The 8% increase in net revenues from residents is due primarily to revenues from the six communities we acquired in June 2005, higher per diem charges to residents and a 1% increase in occupancy. The 5% increase in net revenues from residents at the communities that we have operated continuously since January 1, 2005 is due primarily to 4% higher per diem charges to residents and a 1% increase in occupancy. The increase in revenues from our pharmacies is a result of our acquiring one pharmacy in June 2005 and another pharmacy in December 2005.

Our 4% increase in wages and benefits costs is primarily due to wages and benefits at the six communities we acquired in June 2005 and wage increases. The 19% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the six communities we acquired in June 2005 and increased charges from third parties. The community expenses for the communities that we have operated continuously since January 1, 2005 have increased by 6% principally due to wage and benefit increases. The increase in pharmacy expenses is a result of our acquiring one pharmacy in June 2005 and another pharmacy in December 2005. Management fees to SLS decreased due to our termination of 13 management agreements in 2005. The 8% rent expense increase is primarily due to the net addition of communities that we began to lease in 2005, and our payment of additional rent for capital improvements purchased by Senior Housing since January 1, 2005.

The 5% increase in general and administrative expenses for the three months ended March 31, 2006 results from the six communities we acquired in June 2005, the 13 communities we began to operate that were previously operated by SLS and increased audit and professional services fees for compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley.

The 49% increase in depreciation and amortization for the three months ended March 31, 2006 is primarily attributable to our purchase of one community in May 2005, our purchase of furniture and fixtures for our communities managed by SLS and our purchase of one pharmacy in June 2005.

Our interest and other income increased by $78,000, or 32%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily as a result of increased yields on our cash and investment balances.

Our interest expense increased by 9%, primarily due to greater amounts drawn under our revolving credit facility for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

The provision for income taxes decreased because we do not anticipate owing tax under the federal alternative minimum tax regime in 2006. We accrued $35,000 of federal alternative minimum income tax expenses during the three months ended March 31, 2005.

Loss from discontinued operations for the three months ended March 31, 2006 was $1.0 million, compared to a loss of $479,000 for the three months ended March 31, 2005. These losses in both years are primarily the result of our ceasing operations at two communities in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets at March 31, 2006 were $87.9 million, compared to $94.9 million at December 31, 2005. Our total current liabilities at March 31, 2006 were $82.1 million, compared to $90.0 million at December 31, 2005. Our net current assets exceeded our current liabilities by $5.8 million and $4.9 million as of March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, we had cash and cash equivalents of $12.3 million.

As of March 31, 2006, we leased 135 communities from Senior Housing under four leases. Our leases with Senior Housing require us to pay minimum rent of $104.0 million annually. We also paid $293,000 in percentage rent to Senior Housing for the three months ended March 31, 2006. We believe we are in compliance with the terms of our leases with Senior Housing.

Upon our request, Senior Housing reimburses our capital expenditures made at the communities we lease from it and increases our rent expense pursuant to contractual formulas. Senior Housing reimbursed us $5.3 million during the three months ended March 31, 2005 for capital expenditures made at these leased communities and increased our annual rent by $533,130.

Our revenues from services to residents at our communities are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures. At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs. Medicare and Medicaid revenues were earned primarily at our 51 nursing homes. For the three months ended March 31, 2006 and 2005, the percentage of our net revenues from residents derived from these programs was 36% and 37%, respectively.

Our Medicare net revenues from residents totaled $27.6 million and $27.1 million for the three months ended March 31, 2006 and 2005, respectively. In each of October 2005 and 2004, our Medicare rates increased by approximately 3% over the prior period. Effective January 1, 2006, the Centers for Medicare and Medicaid Services, or CMS, implemented changes to the payment categories it uses to set daily payment rates for Medicare beneficiaries in skilled nursing facilities. These categories are known as Resource Utilization Groups, or RUGs. CMS has introduced nine new RUGs for medically complex patients, increasing the number of categories from 44 to 53, and has made revisions to its payment rates for current RUGs. Also effective January 1, 2006, these RUG changes eliminated certain temporary additional payments for certain skilled nursing care and rehabilitation groups. The impact of these changes to date is to effectively eliminate the October 2005 Medicare rate increase.

Our Medicaid net revenues from residents totaled $39.3 million and $38.1 million for the three months ended March 31, 2006 and 2005, respectively. The Bush administration and certain members of the Senate and the House of Representatives have recently proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years. In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding. The magnitude of the potential Medicare and Medicaid rate reductions and the impact of the failure or potential failure of these programs to increase rates to match increasing expenses, as well as the magnitude of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may negatively affect our future results of operations.

We have recently agreed to lease two rehabilitation hospitals from Senior Housing that we expect to begin operating in 2006. A significant amount of the revenues at these hospitals will be paid by Medicare. When we begin to operate these hospitals, we will become more dependent upon the Medicare programs. On May 7, 2004, CMS issued a rule establishing revised Medicare standards that rehabilitation hospitals are required to meet in order to participate as an inpatient rehabilitation facility, or IRF, in the Medicare program, known as the “75% Rule.”  Under the “75% Rule,” in order to qualify under Medicare as an IRF, at least 75% of a facility’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. The rule is being phased in over four years. For cost reporting periods starting on and after July 1, 2006, the requirement is 60%; for cost reporting periods starting on and after July 1, 2007 and July 1, 2008, the requirement will be 65% and 75%, respectively. If the rehabilitation hospitals we operate are unable to meet the requirements of the “75% Rule,” they will be subject to Medicare reclassification as a different type of provider, resulting in lower Medicare rates. Also, the January 1, 2006 effective date for Medicare drug benefits means that our pharmacy operations are becoming more dependent upon the Medicare program.

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

In February 2006, we assumed the operations of a community from SLS which is located in Coral Springs, Florida. We expect to undertake a significant capital improvement project at this community in 2006 and 2007 that may total approximately $5.0 million. Pursuant to the terms of our lease with Senior Housing, Senior Housing will fund the cost of this capital improvement project and our annual rent payable to Senior Housing will increase by 10% of the capital improvement project.

In April 2006, we issued a total of 11,500,000 common shares in an underwritten public offering for proceeds, net of underwriting commissions and other costs, of $113.6 million. We will use a portion of the proceeds raised in this offering to fund our SLS termination payment discussed below, and we will add the remainder of the proceeds to available cash balances to be used for general business purposes.

Also in April 2006, we sent notices to SLS to terminate management agreements for 10 of the 17 remaining senior living communities that SLS manages for us. The termination fees will be approximately $90.0 million and will be recorded as an expense in our income statement during the quarter ending June 30, 2006. We will fund this termination payment with cash on hand, including the proceeds from our April 2006 common share offering. When the termination of the SLS management agreements for these 10 communities becomes effective, we will begin to directly operate these communities and we will no longer pay management fees for these communities to SLS. SLS will continue to manage seven other communities for us after this termination.

As of March 31, 2006, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$45,190	$626	$1,825	$1,397	$41,342
Operating Lease Obligations (2)	1,351,402	105,209	210,417	210,417	825,359
Other Long Term Liabilities Reflected on our Balance Sheet under GAAP (3)	15,636	—	12,018	3,618	—
Total	$1,412,228	$105,835	$224,260	$215,432	$866,701

(1)             Debt Obligations are the amounts due under several HUD insured mortgages.

(2)             Operating Lease Obligations are the minimum lease payments to Senior Housing and Health Care Property Investors, Inc. through 2014 and 2020, the current lease terms. These amounts do not include percentage rent that may become payable under these leases.

(3)             Other Long Term Liabilities Reflected on our Balance Sheet under GAAP are primarily insurance reserves related to workers compensation and professional liability insurance.

As of May 9, 2006, we have no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges or material joint ventures or partnerships.

Debt Instruments and Covenants

The interest rate on borrowings under our revolving credit facility is LIBOR plus a premium. The maximum amount available under this facility is $25.0 million, and is subject to limitations based upon qualifying collateral. We are the borrower under the revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility. The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets. The facility is available for acquisitions, working capital and general business purposes. The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and contains other customary provisions. In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $50.0 million. The termination date of the facility is May 9, 2007. The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions. As of March 31, 2006 and May 9, 2006, no amounts were outstanding under this credit facility. As of May 9, 2006, we believe we are in compliance with all applicable covenants under this revolving credit agreement.

At March 31, 2006, we had 11 HUD insured mortgage loans totaling $45.2 million that were secured by nine properties. The weighted average interest rate on these loans was 7.0%. Payments of principal and interest are due monthly until maturities at varying dates ranging from February 2032 to June 2039. These mortgages contain standard HUD mortgage covenants. At May 9, 2006, we believe we are in compliance with all covenants of these mortgages. We recorded mortgage premiums in connection with some of these HUD mortgages in order to record assumed mortgages at their estimated fair value. The mortgage premiums are being amortized as a reduction of interest expense until the maturity of the mortgages. The mortgage premium balance included in mortgage notes payable as of March 31, 2006 was $6.3 million.

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

Related Party Transactions

Of the 153 senior living communities we operate, 135 are leased from Senior Housing for total annual minimum rent of $104.0 million. In addition, we paid $293,000 in percentage rent to Senior Housing for the three months ended March 31, 2006.

During the three months ended March 31, 2006, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $5.3 million of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amount Senior Housing paid for the improvements, or $533,000.

In February 2006, we assumed the operations of a community from SLS which is located in Coral Springs, Florida. We expect to undertake a significant capital improvement project at this community in 2006 and 2007 that may total approximately $5.0 million. Pursuant to the terms of our lease with Senior Housing, Senior Housing will fund the cost of this capital improvement project and our annual rent payable to Senior Housing will increase by 10% of the capital improvement project.

In February 2006, we agreed to lease two rehabilitation hospitals from Senior Housing. The term of the lease for these two hospitals will commence when we receive all health regulatory approvals required to operate the hospitals. We recently submitted our applications for approval to the appropriate regulatory authorities, and we currently expect the lease may commence before the end of 2006. These hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts. The hospitals are currently owned by Senior Housing but operated by HealthSouth. Recently, the Massachusetts Superior Court has decided that Senior Housing validly terminated HealthSouth’s lease and ordered HealthSouth to cooperate in the transfer of the hospitals’ operations to a new tenant designated by Senior Housing. HealthSouth has appealed these decisions, but the trial court and the appeals court have both denied HealthSouth’s requests to stay these decisions until the appeal is decided.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates remains unchanged since December 31, 2005. Other than as described below, we do not now anticipate any significant changes in our exposure to fluctuations in interest rates or in how we manage this risk in the future.

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. For example: based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $45.2 million mortgage debt outstanding on March 31, 2006, would increase by about $3.1 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $45.2 million mortgage debt would decline by about $2.8 million.

Our revolving credit facility bears interest at floating rates and matures in May 2007. As of March 31, 2006 and May 9, 2006, no amounts were outstanding under this credit facility. We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the maximum amount of $25.0 million were drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $250,000 per year, or $0.01 per share, based on our currently outstanding common shares. If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K, REFERRED TO HEREIN, CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE STATEMENTS REPRESENT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY MAY NOT OCCUR FOR VARIOUS REASONS. FOR EXAMPLE:

•            THE TERMINATION OF OUR SLS MANAGEMENT AGREEMENTS MAY NOT IMPROVE OUR FINANCIAL RESULTS OR MAY CAUSE US TO EXPERIENCE OPERATING LOSSES. SLS MAY DISPUTE OUR CALCULATION OF THE TERMINATION FEES FOR THE TEN AGREEMENTS WE SENT NOTICES TO SLS TO TERMINATE. THE OPERATING AND FINANCIAL PERFORMANCE OF THE COMMUNITIES MAY DETERIORATE BEFORE WE ARE ALLOWED TO ASSUME THE COMMUNITIES’ OPERATIONS PURSUANT TO THE AGREEMENT TERMS. ALTHOUGH OUR EXPECTATION IS OTHERWISE, WE MAY BE UNABLE TO OPERATE THESE COMMUNITIES FOR OUR OWN ACCOUNT IN A MANNER WHICH IS AS PROFITABLE AS THEY HAVE BEEN OPERATED BY SLS;

•            THE FACT THAT WE TERMINATED MOST OF OUR SLS MANAGEMENT AGREEMENTS MAY IMPLY THAT WE WILL TERMINATE THE SEVEN REMAINING SLS MANAGEMENT AGREEMENTS. HOWEVER, WE MAY BE UNABLE TO TERMINATE THESE MANAGEMENT AGREEMENTS FOR VARIOUS REASONS, INCLUDING BECAUSE WE MAY BE UNABLE TO FUND THE TERMINATION FEES. AS A RESULT, THE INCOME WE REALIZE FROM THE SEVEN COMMUNITIES THAT ARE THE SUBJECT OF THESE MANAGEMENT AGREEMENTS MAY CONTINUE TO DECLINE;

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

•            WE MAY BE UNABLE TO MAINTAIN OR IMPROVE OUR FUTURE OCCUPANCY RATES AND AS A RESULT OUR REVENUES MAY DECLINE;

•            THE IMPROVING ECONOMY MAY RESULT IN WAGE PRESSURES WHICH INCREASE OUR FUTURE COSTS;

•            FUTURE MEDICARE AND MEDICAID RATES MAY BE LOWER THAN WE NOW ANTICIPATE;

•            SLS’S OPERATIONS OF THE COMMUNITIES WHICH IT MANAGES FOR US MAY RESULT IN LOSSES TO US;

•            OUR ACCOUNTING COSTS, PARTICULARLY THOSE ARISING FROM COMPLIANCE WITH SARBANES-OXLEY, MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION OR PERFORMANCE;

•            WE MAY NOT RECEIVE THE REQUIRED REGULATORY APPROVALS TO LEASE THE TWO HOSPITALS FROM SENIOR HOUSING AND OUR LEASE WITH SENIOR HOUSING MAY NOT BECOME EFFECTIVE. AS A RESULT OF ITS APPEAL, HEALTHSOUTH’S LEASE OF THESE HOSPITALS MAY BE REINSTATED AND OUR LEASE OF THESE HOSPITALS MAY BE TERMINATED. OPERATING MARGINS FOR THESE HOSPITALS MAY BE LOWER THAN WE NOW ANTICIPATE OR MAY DECLINE. WE ALSO MAY BE UNABLE TO OPERATE THESE HOSPITALS PROFITABLY AND WE MAY EXPERIENCE LOSSES FROM OUR OPERATION OF THESE HOSPITALS;

•            WE MAY BECOME SUBJECT TO FINES OR REGULATORY SANCTIONS WHICH MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION OR PERFORMANCE; OR

•            OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K AND IN THIS QUARTERLY REPORT ON FORM 10-Q.

IN ANY SUCH EVENT, OUR FUTURE FINANCIAL PERFORMANCE MAY CAUSE ANY IMPROVEMENTS IMPLIED BY OUR RECENT PERFORMANCE TO REVERSE AND WE MAY EXPERIENCE LOSSES. IF OUR FINANCIAL RESULTS DO NOT IMPROVE, OUR STOCK PRICE LIKELY WILL DECLINE. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO IMPLY THAT WE WILL RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q TO REFLECT THE FUTURE OCCURRENCE OF PRESENTLY UNANTICIPATED EVENTS.

Part II.   Other Information

Item 1. Legal Proceedings

There have been no material developments during the first quarter of 2006 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005:

SLS’s continuing management of some of our communities may result in adverse consequences to us.

In March 2003, Marriott sold its subsidiary which managed 31 communities for us to SLS. In 2004, we and SLS closed one of these communities by mutual agreement because of the poor financial results at that community. In November 2005, we terminated SLS management agreements for an additional 12 communities. In February 2006, we terminated an SLS management agreement for one additional community. In April 2006, we sent notices to SLS to terminate SLS management agreements for an additional 10 communities. Under SLS management, the results of operations of the seven remaining communities have historically been volatile and unpredictable. Furthermore, over the last six months, the income we realized from these communities has declined. As a result, the performance of these communities may adversely affect our consolidated results of operations. As a result of these terminations, SLS may be unwilling to operate, or may not be able to profitably operate, the remaining seven communities which it operates for our account and the income we realize from these operations may decline. We cannot predict the effect that our terminations of these management agreements will have on our ongoing relationship with SLS.

Item 6.      Exhibits

3.1	Composite copy of Articles of Amendment and Restatement of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2006.)
10.1

Master Lease Agreement, dated as of March 3, 2006, by and among HRES1 Properties Trust, as landlord, and FS Patriot LLC and FS Commonwealth LLC, jointly and severally as tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 27, 2006.)

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
Dated: May 10, 2006
By: /s/ BRUCE J. MACKEY JR.
Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: May 10, 2006