Form 10-Q
period 2006-06-30
FIVE STAR QUALITY CARE INC
filed 2006-08-04
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes  ☐   No  ☒

Number of Common Shares outstanding at August 3, 2006: 31,580,934 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2006

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.     Financial Information

Item 1.  Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED BALANCE SHEET
(dollars in thousands, except share amounts)

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$23,576	$16,729
Accounts receivable, net of allowance of $7,458 and $6,124 at June 30, 2006 and December 31, 2005, respectively	46,340	46,124
Due from Sunrise Senior Living Services, Inc. (“SLS”)	891	—
Prepaid expenses	10,423	8,047
Restricted cash and investments	17,108	15,150
Other current assets	13,468	8,830
Total current assets	111,806	94,880

Property and equipment, net	102,050	96,743
Restricted cash and investments	13,697	12,957
Mortgage notes receivable	3,725	5,971
Goodwill and other intangible assets	16,901	14,059
Other long term assets	4,155	4,330
	$252,334	$228,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,261	$14,595
Accrued expenses	18,869	14,514
Accrued compensation and benefits	16,575	18,341
Due to SLS	—	7,185
Due to Senior Housing Properties Trust (“SNH”)	8,670	8,659
Mortgage notes payable	626	626
Accrued real estate taxes	6,355	7,872
Security deposit liability	11,619	11,854
Other current liabilities	6,914	6,322
Total current liabilities	83,889	89,968

Long term liabilities:
Mortgage notes payable	44,423	44,703
Continuing care contracts	3,600	3,638
Other long term liabilities	23,449	21,827
Total long term liabilities	71,472	70,168
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 50,000,000 shares authorized, 31,580,934 and 20,060,934 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	315	201
Additional paid-in capital	285,497	171,552
Accumulated deficit	(188,302)	(102,770)
Unrealized loss on investments	(537)	(179)
Total shareholders’ equity	96,973	68,804
	$252,334	$228,940

See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues:
Net revenues from residents	$183,604	$171,301	$365,398	$340,795
Pharmacy revenue	13,065	7,100	24,410	12,356
Total revenues	196,669	178,401	389,808	353,151

Operating expenses:
Wages and benefits	95,285	86,247	186,961	174,326
Other operating expenses	45,856	44,798	94,420	85,735
Pharmacy expenses	12,407	6,427	23,189	11,451
Management fee to SLS	2,854	5,620	6,392	11,240
Termination expense for certain SLS management agreements	89,833	—	89,833	—
Rent expense	26,402	24,277	52,563	48,460
General and administrative	7,734	6,093	14,635	12,702
Depreciation and amortization	2,291	1,862	4,561	3,384
Total operating expenses	282,662	175,324	472,554	347,298

Operating (loss) income	(85,993)	3,077	(82,746)	5,853
Interest and other income	816	320	1,140	566
Interest expense	(875)	(1,166)	(1,633)	(1,860)

(Loss) income from continuing operations before income taxes	(86,052)	2,231	(83,239)	4,559
Provision for income taxes	—	38	—	73
(Loss) income from continuing operations	(86,052)	2,193	(83,239)	4,486

Loss from discontinued operations	(1,139)	(1,026)	(2,293)	(2,066)

Net (loss) income	$(87,191)	$1,167	$(85,532)	$2,420

Weighted average shares outstanding	30,982	12,227	25,551	12,219

Basic and diluted (loss) income per share from:
Continuing operations	$(2.78)	$0.18	$(3.26)	$0.37
Discontinued operations	(0.04)	(0.08)	(0.09)	(0.17)
Net (loss) income per share	$(2.82)	$0.10	$(3.35)	$0.20

See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005

Cash flows from operating activities:
Net (loss) income	$(85,532)	$2,420
Adjustments to reconcile net (loss) income to cash (used by) provided by operating activities:
Depreciation and amortization	4,561	3,384
Loss from discontinued operations	2,293	2,066
Provision for bad debt expense, net	1,334	(505)
Unrealized loss on investments	(358)	—
Changes in assets and liabilities:
Accounts receivable	(1,550)	(1,033)
Prepaid expenses and other assets	(4,794)	4,191
Accounts payable and accrued expenses	4,021	(5,651)
Accrued compensation and benefits	(1,766)	666
Due from SLS	(8,076)	1,902
Due from SNH	11	57
Other current and long term liabilities	424	13,342
Cash (used by) provided by operating activities	(89,432)	20,839

Net cash used in discontinued operations	(2,293)	(2,066)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts	(7,336)	(10,388)
Acquisition of property and equipment	(20,086)	(17,284)
Acquisition of real estate	—	(64,900)
Acquisition of pharmacy, net of cash acquired	(3,500)	(4,630)
Proceeds from disposition of property and equipment held for sale	11,077	29,562
Withdrawals from restricted cash for purchases of property and equipment	4,638	4,103
Cash used in investing activities	(15,207)	(63,537)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	114,059	—
Proceeds from borrowings on revolving credit facility	28,000	12,000
Repayments of borrowings on revolving credit facility	(28,000)	(6,500)
Proceeds from first mortgage line of credit	—	24,000
Proceeds from mortgage note payable	—	3,485
Repayments of mortgage note payable	(280)	(459)
Cash provided by financing activities	113,779	32,526

Change in cash and cash equivalents	6,847	(12,238)
Cash and cash equivalents at beginning of period	16,729	30,942
Cash and cash equivalents at end of period	$23,576	$18,704

Supplemental cash flow information:
Cash paid for interest	$1,354	$1,277

Non-cash investing and financing activities:
Issuance of common stock	43	25

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

As of June 30, 2006, we operated 151 senior living communities containing 16,810 living units, including 102 primarily independent and assisted living communities and 49 nursing homes.  Our 151 communities included 4,960 independent living apartments, 5,725 assisted living suites, 283 special care beds and 5,842 skilled nursing beds.  We also operated five pharmacies, one of which also provides mail order pharmaceuticals to the general public.  Seven of our communities are operated for our account by Sunrise Senior Living Services, Inc., or SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise.

Note 2.  Accumulated Comprehensive (Loss) Income

Comprehensive (loss) income for the three and six months ended June 30, 2006 and 2005 is summarized below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(87,191)	$1,167	$(85,532)	$2,420
Change in unrealized loss on investments	(336)	(5)	(358)	(37)
Comprehensive (loss) income	$(87,527)	$1,162	$(85,890)	$2,383

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

As of June 30, 2006, we had tax loss carry forwards, including the termination fees paid to SLS, that may be used to offset future taxable income.  Our net operating loss carry forwards will expire beginning in 2026, if unused.  The tax loss carry forwards may be subject to audit and adjustments by the Internal Revenue Service.

Note 4.  Per Common Share Amounts

Net income per share for the periods ended June 30, 2006 and 2005 is computed using the weighted average number of shares outstanding during the periods.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Note 5.  Accounts Related to Management Agreements with SLS

In April 2006, we sent notices to SLS to terminate management agreements for 10 of the 17 senior living communities that SLS then managed for us.  On June 1, 2006, we paid SLS termination fees totaling $89,833 and terminated the SLS management agreements for these 10 communities, and we began to directly operate these communities.  We funded this termination payment with cash on hand, including the proceeds from our April 2006 common share offering.  We will no longer  pay management fees for these communities to SLS.  SLS continues to manage seven communities for us.

Note 6.  Indebtedness

The interest rate on borrowings under our revolving credit facility is LIBOR plus a premium.  The maximum amount available under this facility is $25,000, and is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility.  The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and contains other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may draw under this credit facility may be increased to $50,000.  In July 2006, we entered into an amendment to the facility to lower the interest paid on drawings under the facility from LIBOR plus 250 basis points to LIBOR plus 150 basis points and to extend the termination date to May 8, 2008.  The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of June 30, 2006 and August 3, 2006, no amounts were outstanding under this credit facility.  Interest expense and other associated costs related to this facility and our prior revolving credit facility were $8 and $131 for the three months ended June 30, 2006 and 2005, respectively, and $123 and $141 for the six months ended June 30, 2006 and 2005, respectively.

At June 30, 2006, nine of our communities were encumbered by 11 Department of Housing and Urban Development, or HUD, insured mortgages totaling $45,049 in aggregate principal amount.  Mortgage interest expense, net of premium amortization, was $694 and $550 for the three months ended June 30, 2006 and 2005, respectively, and $1,338 and $1,155 for the six months ended June 30, 2006 and 2005, respectively.

Note 7.  Shareholders’ Equity

In April 2006, we issued 11,500,000 common shares in an underwritten public offering for aggregate proceeds, net of underwriting commissions and other costs, of $114,059.

Note 8.  Related Party Transactions

Of the 151 senior living communities we operate, 135 are leased from Senior Housing Properties Trust, or Senior Housing, for total annual minimum rent of $104,593.  In addition to the minimum rent, we also paid $377 and $670 in percentage rent to Senior Housing for the three and six months ended June 30, 2006, respectively.

During the six months ended June 30, 2006, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $11,077 of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amount Senior Housing paid for the improvements, or $1,108.

In February 2006, we agreed to lease two rehabilitation hospitals from Senior Housing.  These hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts.  The term of the lease for these two hospitals will commence when we receive all health regulatory approvals required to operate the hospitals.  In March 2006, we submitted our applications for approval to the appropriate regulatory authorities, and we currently expect the lease may commence before the end of 2006.  In June 2006, we and Senior Housing amended the lease to allow us additional time to obtain the required regulatory approvals.

The two rehabilitation hospitals are currently owned by Senior Housing but operated by HealthSouth Corporation, or HealthSouth.  In November 2005, the Massachusetts Superior Court decided that Senior Housing validly terminated HealthSouth’s lease and, in January 2006, the court ordered HealthSouth to cooperate in the transfer of the hospitals’ operations to a new tenant designated by

Senior Housing.  HealthSouth has appealed these decisions, but the trial court and the appeals court have both denied HealthSouth’s requests to stay these decisions until the appeal is decided. Although fully reliable financial information about the current operations at these hospitals is not presently available, we believe that in 2005 these hospitals generated in excess of $100,000 of revenues, received about 70% of their revenues from the Medicare program and generated operating margins that are significantly greater than operating margins of our nursing homes.

See notes 9 and 10 below for a description of other related party transactions.

Note 9.   Pro Forma Results

On June 3, 2005, we acquired six assisted living communities from Gordon Health Ventures, LLC, or Gordon, for approximately $59,000.  To finance this acquisition, we borrowed $10,000 under our revolving credit facility and entered into a $24,000 sale leaseback transaction with Senior Housing for four of our assisted living communities.  Senior Housing also loaned us $24,000 under a first mortgage line of credit when we closed the Gordon purchase.  We subsequently repaid this mortgage loan with the proceeds from our August 2005 common share offering. Had we acquired Gordon as of January 1, 2005, our revenues and income from continuing operations on a pro forma basis would have been $181,714 and $2,382, respectively, for the three months ended June 30, 2005 and $361,397 and $4,950 for the six months ended June 30, 2005.

Note 10.  Discontinued Operations

During 2005, we ceased operations at two communities: one skilled nursing community in Milwaukee, Wisconsin, which we lease from Senior Housing, and one assisted living community in Los Angeles, California, which we also leased from Senior Housing.  Senior Housing sold the assisted living community located in California in December 2005 for net proceeds of approximately $2,600, which caused a $260 reduction in annual minimum rent payable under our lease.  Senior Housing is in the process of selling the skilled nursing facility located in Wisconsin and, upon its sale, our annual minimum rent payable will decrease by 10% of the net proceeds, in accordance with the lease terms.  As of June 30, 2006, we have disposed of substantially all of our assets and settled all liabilities related to these two communities.

In June 2006, we agreed that Senior Housing should sell two skilled nursing facilities which we lease from them.  Both facilities are located in Connecticut and, upon their sale, our annual minimum rent payable will decrease by 10% of the net proceeds, in accordance with the lease terms.

We have reclassified the statement of operations for all periods presented to show the results of operations of the communities which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$5,396	$7,771	$12,253	$15,369
Expenses	(6,535)	(8,797)	(14,546)	(17,435)
Net loss	$(1,139)	$(1,026)	$(2,293)	$(2,066)

Note 11.  Recent Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  The provisions of FIN 48 will be effective for us on January 1, 2007.  Early adoption is not permitted, as our interim financial statements for 2006 have already been issued.  At June 30, 2006, we have not completed our evaluation of the impact of FIN 48 on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Key Statistical Data (for the three months ended June 30, 2006 and 2005):

The following tables present a summary of our operations for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,
(dollars in thousands, except per day amounts)	2006	2005	$ Variance	Change
Net revenues from residents	$183,604	$171,301	$12,303	7%
Pharmacy revenue	13,065	7,100	5,965	84%
Wages and benefits	95,285	86,247	9,038	10%
Other operating expenses	45,856	44,798	1,058	2%
Pharmacy expenses	12,407	6,427	5,980	93%
Management fee to SLS	2,854	5,620	(2,766)	-49%
Termination expense for certain SLS management agreements	89,833	—	89,833	—
Rent expense	26,402	24,277	2,125	9%
General and administrative	7,734	6,093	1,641	27%
Depreciation and amortization	2,291	1,862	429	23%
Interest and other income	816	320	496	155%
Interest expense	875	1,166	(291)	-25%
Provision for income taxes	—	38	(38)	—
Loss from discontinued operations	1,139	1,026	113	11%
Net (loss) income	(87,191)	1,167	(88,358)	—

No. of communities (end of period)	151	151	—	—
No. of living units (end of period)	16,810	16,810	—	—
Occupancy	91%	90%	—	1%
Average daily rate	$132	$124	8	6%
Percent of net revenues from residents from Medicare	15%	15%	—	—
Percent of net revenues from residents from Medicaid	19%	19%	—	—
Percent of net revenues from residents from private and other sources	66%	66%	—	—

Comparable communities (communities that we operated continuously since April 1, 2005):

	Three months ended June 30,
(dollars in thousands, except per day amounts)	2006	2005	$ Variance	Change
Net revenues from residents	$179,382	$169,712	$9,670	6%
Community expenses	137,514	130,188	7,326	6%
No. of communities (end of period)	145	145	—	—
No. of living units (end of period)	16,192	16,192	—	—
Occupancy	91%	90%	—	1%
Average daily rate	$129	$123	6	5%
Percent of net revenues from residents from Medicare	15%	15%	—	—
Percent of net revenues from residents from Medicaid	19%	19%	—	—
Percent of net revenues from residents from private and other sources	66%	66%	—	—

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

The 7% increase in net revenues from residents is due primarily to revenues from the six communities we acquired in June 2005, higher per diem charges to residents and a 1% increase in occupancy.  The 6% increase in net revenues from residents at the communities that we have operated continuously since April 1, 2005 is due primarily to 5% higher per diem charges to residents and a 1% increase in occupancy.  The increase in revenues from our pharmacies is a result of our acquiring one pharmacy in each of June 2005, December 2005 and May 2006.

Our 10% increase in wages and benefits costs is primarily due to wages and benefits at the six communities we acquired in June 2005 and wage increases.  The 2% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the six communities we acquired in June 2005 and increased charges from third parties.  The community expenses for the communities that we have operated continuously since April 1, 2005 increased by 6% principally due to wage and benefit increases.  The increase in pharmacy expenses is a result of our acquiring one pharmacy in each of June 2005, December 2005 and May 2006.  Management fees to SLS decreased due to our termination of 12 management agreements in November 2005, one agreement in February 2006 and 10 agreements in June 2006.  The 9% rent expense increase is primarily due to the communities that we began to lease in 2005, and our payment of additional rent for capital improvements purchased by Senior Housing since April 1, 2005.

In April 2006, we sent notices to SLS to terminate management agreements for 10 of the 17 senior living communities that SLS then managed for us.  On June 1, 2006, we paid SLS termination fees totaling $89.8 million and terminated the SLS management agreements for these 10 communities, and we began to directly operate these communities.  We will no longer pay management fees for these communities to SLS.  SLS continues to manage seven communities for us.

The 27% increase in general and administrative expenses for the three months ended June 30, 2006 results from the six communities we acquired in June 2005 and the 23 communities we began to operate that were previously operated for us by SLS.

The 23% increase in depreciation and amortization for the three months ended June 30, 2006 is primarily attributable to our purchase of furniture and fixtures for our communities and our purchase of one pharmacy in June 2005.

Our interest and other income increased by $496, or 155%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, primarily as a result of higher cash balances in 2006 and increased yields on our cash and investment balances.

Our interest expense decreased by 25%, primarily due to decreased borrowings under our revolving credit facility for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

The provision for income taxes decreased because we do not anticipate owing tax under the federal alternative minimum tax regime in 2006.  We accrued $38,000 of federal alternative minimum income tax expenses during the three months ended June 30, 2005.

Loss from discontinued operations for the three months ended June 30, 2006 increased by $113,000 to $1.1 million, compared to a loss of $1.0 million for the three months ended June 30, 2005.  The losses in both years are primarily the result of our ceasing operations at two communities in 2005 and our decision in June 2006 to discontinue operations at two additional communities.

Key Statistical Data (for the six months ended June 30, 2006 and 2005):

The following tables present a summary of our operations for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,
(dollars in thousands, except per day amounts)	2006	2005	$ Variance	Change
Net revenues from residents	$365,398	$340,795	$24,603	7%
Pharmacy revenue	24,410	12,356	12,054	98%
Wages and benefits	186,961	174,326	12,635	7%
Other operating expenses	94,420	85,735	8,685	10%
Pharmacy expenses	23,189	11,451	11,738	103%
Management fee to SLS	6,392	11,240	(4,848)	-43%
Termination expense for certain SLS management agreements	89,833	—	89,833	—
Rent expense	52,563	48,460	4,103	8%
General and administrative	14,635	12,702	1,933	15%
Depreciation and amortization	4,561	3,384	1,177	35%
Interest and other income	1,140	566	574	101%
Interest expense	1,633	1,860	(227)	-12%
Provision for income taxes	—	73	(73)	—
Loss from discontinued operations	2,293	2,066	227	11%
Net (loss) income	(85,532)	2,420	(87,952)	—

No. of communities (end of period)	151	151	—	—
No. of living units (end of period)	16,810	16,810	—	—
Occupancy	91%	90%	—	1%
Average daily rate	$132	$124	8	6%
Percent of net revenues from residents from Medicare	15%	15%	—	—
Percent of net revenues from residents from Medicaid	19%	19%	—	—
Percent of net revenues from residents from private and other sources	66%	66%	—	—

Comparable communities (communities that we operated continuously since January 1, 2005):

	Six months ended June 30,
(dollars in thousands, except per day amounts)	2006	2005	$ Variance	Change
Net revenues from residents	$355,737	$338,637	$17,100	5%
Community expenses	273,240	258,837	14,403	6%
No. of communities (end of period)	144	144	—	—
No. of living units (end of period)	16,128	16,128	—	—
Occupancy	91%	90%	—	1%
Average daily rate	$128	$124	4	3%
Percent of net revenues from residents from Medicare	15%	15%	—	—
Percent of net revenues from residents from Medicaid	19%	19%	—	—
Percent of net revenues from residents from private and other sources	66%	66%	—	—

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

The 7% increase in net revenues from residents is due primarily to revenues from the six communities we acquired in June 2005, higher per diem charges to residents and a 1% increase in occupancy.  The 5% increase in net revenues from residents at the communities that we have operated continuously since January 1, 2005 is due primarily to 3% higher per diem charges to residents and a 1% increase in occupancy.  The increase in revenues from our pharmacies is a result of our acquiring one pharmacy in each of June 2005, December 2005 and May 2006.

Our 7% increase in wages and benefits costs is primarily due to wages and benefits at the six communities we acquired in June 2005 and wage increases.  The 10% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the six communities we acquired in June 2005 and increased charges from third parties.  The community expenses for the communities that we have operated continuously since January 1, 2005 have increased by 6% principally due to wage and benefit increases.  The increase in pharmacy expenses is a result of our acquiring one pharmacy in each of June 2005, December 2005 and May 2006.  Management fees to SLS decreased due to our termination of 12 management agreements in November 2005, one agreement in February 2006 and 10 agreements in June 2006.  The 8% rent expense increase is primarily due to the communities that we began to lease in 2005, and our payment of additional rent for capital improvements purchased by Senior Housing since January 1, 2005.

In April 2006, we sent notices to SLS to terminate management agreements for 10 of the 17 senior living communities that SLS then managed for us.  On June 1, 2006, we paid SLS termination fees totaling $89.8 million and terminated the SLS management agreements for these 10 communities, and we began to directly operate these communities.  We will no longer pay management fees for these communities to SLS.  SLS continues to manage seven communities for us.

The 15% increase in general and administrative expenses for the six months ended June 30, 2006 results from the six communities we acquired in June 2005 and the 23 communities we began to operate that were previously operated for us by SLS.

The 35% increase in depreciation and amortization for the six months ended June 30, 2006 is primarily attributable to our purchase of furniture and fixtures for our communities and our purchase of one pharmacy in June 2005.

Our interest and other income increased by $574, or 101%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily as a result of higher cash balances in 2006 and increased yields on our cash and investment balances.

Our interest expense decreased by 12%, primarily due to decreased borrowings under our revolving credit facility for the six months ended June 30, 2006, compared to the six months ended June 30, 2005.

The provision for income taxes decreased because we do not anticipate owing tax under the federal alternative minimum tax regime in 2006.  We accrued $73,000 of federal alternative minimum income tax expenses during the six months ended June 30, 2005.

Loss from discontinued operations for the six months ended June 30, 2006 increased $227,000 to $2.3 million, compared to a loss of $2.1 million for the six months ended June 30, 2005.  The losses in both years are primarily the result of our ceasing operations at two communities in 2005 and our decision in June 2006 to discontinue operations at two additional communities.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets at June 30, 2006 were $111.8 million, compared to $94.9 million at December 31, 2005.  This increase is primarily the result of our April 2006 equity offering discussed below.  Our total current liabilities at June 30, 2006 were $83.9 million, compared to $90.0 million at December 31, 2005.  Our net current assets exceeded our current liabilities by $27.9 million and $4.9 million as of June 30, 2006 and December 31, 2005, respectively.  At June 30, 2006, we had cash and cash equivalents of $23.6 million.

As of June 30, 2006, we leased 135 communities from Senior Housing under four leases.  Our leases with Senior Housing require us to pay minimum rent of $104.6 million annually.  In addition to the minimum rent, we also paid $377,200 and $670,000 in percentage rent to Senior Housing for the three and six months ended June 30, 2006, respectively.  We believe we are in compliance with the terms of our leases with Senior Housing.

Upon our request, Senior Housing reimburses our capital expenditures made at the communities we lease from it and increases our rent expense pursuant to contractual formulas.  Senior Housing reimbursed us $11.1 million during the six months ended June 30, 2005 for capital expenditures made at these leased communities and increased our annual rent by $1.1 million.

Our revenues from services to residents at our communities are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.  At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues were earned primarily at our 51 nursing homes.  For the six months ended June 30, 2006 and 2005, the percentage of our net revenues from residents derived from these programs was 36% and 38%, respectively.

Our Medicare net revenues from residents totaled $53.8 million and $50.8 million for the six months ended June 30, 2006 and 2005, respectively.  In each of October 2005 and 2004, our Medicare rates increased by approximately 3% over the prior period.  Effective January 1, 2006, the Centers for Medicare and Medicaid Services, or CMS, implemented changes to the payment categories it uses to set daily payment rates for Medicare beneficiaries in skilled nursing facilities.  These categories are known as Resource Utilization Groups, or RUGs.  CMS has introduced nine new RUGs for medically complex patients, increasing the number of categories from 44 to 53, and has made revisions to its payment rates for other RUGs.  Also effective January 1, 2006, these RUG changes eliminated certain temporary additional payments for certain skilled nursing care and rehabilitation groups.  The impact of these changes to date is to effectively eliminate the October 2005 Medicare rate increase.

Our Medicaid net revenues from residents totaled $69.1 million and $65.7 million for the six months ended June 30, 2006 and 2005, respectively.  The Bush administration and certain members of the Senate and the House of Representatives have recently proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding.  The magnitude of the potential Medicare and Medicaid rate reductions and the impact of the failure or potential failure of these programs to increase rates to match increasing expenses, as well as the magnitude of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may negatively affect our future results of operations.

In February 2006, we agreed to lease two rehabilitation hospitals from Senior Housing that we expect to begin operating in 2006.  In June 2006, we and Senior Housing amended the lease to allow us additional time to obtain the health regulatory approvals required to operate the hospitals.  A significant amount of the revenues at these hospitals will be paid by Medicare and we will become more dependent upon the Medicare programs when we begin to operate these hospitals.  On May 7, 2004, CMS issued a rule establishing revised Medicare standards that rehabilitation hospitals are required to meet in order to participate as an inpatient rehabilitation facility, or IRF, in the Medicare programs known as the “75% Rule.”  Under the “75% Rule,” in order to qualify under Medicare as an IRF, at least 75% of a facility’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions.  The rule is being phased in over four years.  For cost reporting periods starting on and after July 1, 2006, the requirement is 60%; for cost reporting periods starting on and after July 1, 2007 and July 1, 2008, the requirement will be 65% and 75%, respectively.  Although fully reliable information is not presently available, we believe that 60% of the patients at the rehabilitation hospitals we intend to operate in 2006 meet these requirements.  If these rehabilitation hospitals are unable to meet the requirements of the “75% Rule,” they will be subject to Medicare reclassification as a different type of provider, resulting in lower Medicare rates.  Also, the January 1, 2006 effective date for Medicare drug benefits means that our pharmacy operations are becoming more dependent upon the Medicare program.

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

In April 2006, we issued an aggregate of 11,500,000 common shares in an underwritten public offering for proceeds, net of underwriting commissions and other costs, of $114.1 million.  We used a portion of the proceeds raised in this offering to fund our SLS termination payment discussed below, and we added the remainder of the proceeds to available cash balances to be used for general business purposes.

Also in April 2006, we sent notices to SLS to terminate management agreements for 10 of the 17 senior living communities that SLS then managed for us.  On June 1, 2006, we paid SLS termination fees totaling $89.8 million and terminated the SLS management agreements for these 10 communities, and we began to directly operate these communities.  We funded this termination payment with cash on hand, including the proceeds from our April 2006 common share offering.  We will no longer pay management fees for these communities to SLS.  SLS continues to manage seven communities for us.  Under SLS management, the results of operations of these seven communities have historically been volatile and unpredictable.  As a result, the performance of these communities may adversely affect our consolidated results of operations.  Also, as a result of our termination of SLS management agreements in November 2005 and February and June 2006, SLS may be unwilling to operate, or may not be able to profitably operate, these communities and the income we realize from these operations may decline.

As of June 30, 2006, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations(1)	$45,049	$626	$1,825	$1,397	$41,201
Operating Lease Obligations(2)	1,332,706	105,776	211,552	211,552	803,826
Other Long Term Liabilities Reflected on our Balance Sheet under GAAP(3)	16,993	—	12,907	4,086	—
Total	$1,394,748	$106,402	$226,284	$217,035	$845,027

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

As of August 3, 2006, other than the operating leases described above, we have no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges or material joint ventures or partnerships.

Debt Instruments and Covenants

The interest rate on borrowings under our revolving credit facility is LIBOR plus a premium.  The maximum amount available under this facility is $25.0 million, and is subject to limitations based upon qualifying collateral.  We are the borrower under the revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility.  The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and contains other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may draw under this credit facility may be increased to $50.0 million.  In July 2006, we entered into an amendment to the facility to lower the interest paid on drawings under the facility from LIBOR plus 250 basis points to LIBOR plus 150 basis points and to extend the termination date to May 8, 2008.  The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of June 30, 2006 and August 3, 2006, no amounts were outstanding under this credit facility.  As of August 3, 2006, we believe we are in compliance with all applicable covenants under this revolving credit agreement.

At June 30, 2006, we had 11 HUD insured mortgage loans totaling $45.0 million that were secured by nine properties.  The weighted average interest rate on these loans was 7.0%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from February 2032 to June 2039.  These mortgages contain standard HUD mortgage covenants.  At August 3, 2006, we believe we are in compliance with all covenants of these mortgages.  We recorded mortgage premiums in connection with some of these HUD mortgages in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturity of the mortgages.  The mortgage premium balance included in mortgage notes payable as of June 30, 2006 was $6.2 million.

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

Related Party Transactions

Of the 151 senior living communities we operate, 135 are leased from Senior Housing for total annual minimum rent of $104.6 million.  In addition to the minimum rent, we also paid $377,200 and $670,000 in percentage rent to Senior Housing for the three and six months ended June 30, 2006.

During the six months ended June 30, 2006, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $11.1 million of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amount Senior Housing paid for the improvements, or $1.1 million.

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

In February 2006, we agreed to lease two rehabilitation hospitals from Senior Housing.  These hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts.  The term of the lease for these two hospitals will commence when we receive all health regulatory approvals required to operate the hospitals.  In March 2006, we submitted our applications for approval to the appropriate regulatory authorities, and we currently expect the lease may commence before the end of 2006.  In June 2006, we and Senior Housing amended the lease to allow us additional time to obtain the required regulatory approvals.

The two rehabilitation hospitals are currently owned by Senior Housing but operated by HealthSouth.  In November 2005, the Massachusetts Superior Court decided that Senior Housing validly terminated HealthSouth’s lease and, in January 2006, the court ordered HealthSouth to cooperate in the transfer of the hospitals’ operations to a new tenant designated by Senior Housing.  HealthSouth has appealed these decisions, but the trial court and the appeals court have both denied HealthSouth’s requests to stay these decisions until the appeal is decided. Although fully reliable financial information about the current operations at these hospitals is not presently available, we believe that in 2005 these hospitals generated in excess of $100.0 million of revenues, received about 70% of their revenues from the Medicare program and generated operating margins that are significantly greater than operating margins of our nursing homes.

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

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  For example: based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $45.0 million mortgage debt outstanding on June 30, 2006, would increase by about $3.1 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $45.0 million mortgage debt would decline by about $2.8 million.

Our revolving credit facility bears interest at floating rates and matures in May 2008.  As of June 30, 2006 and August 3, 2006, no amounts were outstanding under this credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $25.0 million were drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $250,000 per year, or $0.01 per share, based on our currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•            OUR FUTURE INSURANCE COSTS AND INSURANCE RESERVE REQUIREMENTS MAY BE GREATER THAN WE NOW ANTICIPATE;

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

•            WE MAY BE UNABLE TO MAINTAIN OR IMPROVE OUR FUTURE OCCUPANCY RATES AND AS A RESULT OUR REVENUES MAY DECLINE;

•            WE MAY BE REQUIRED TO INCREASE OUR EMPLOYEES’ WAGES IN ORDER TO ATTRACT AND RETAIN QUALIFIED STAFF AND THAT WOULD INCREASE OUR FUTURE COSTS;

•            FUTURE MEDICARE AND MEDICAID RATES MAY BE LOWER THAN WE NOW ANTICIPATE;

•            SLS’S OPERATIONS OF THE COMMUNITIES WHICH IT MANAGES FOR US MAY RESULT IN LOSSES TO US;

•            WE MAY NOT RECEIVE THE REQUIRED REGULATORY APPROVALS TO LEASE THE TWO HOSPITALS FROM SENIOR HOUSING AND OUR LEASE MAY NOT BECOME EFFECTIVE.  AS A RESULT OF ITS APPEAL, HEALTHSOUTH’S LEASE OF THESE HOSPITALS MAY BE REINSTATED AND OUR LEASE OF THESE HOSPITALS MAY BE TERMINATED.  OPERATING MARGINS FOR THESE HOSPITALS MAY BE LOWER THAN WE NOW ANTICIPATE OR MAY DECLINE.  WE MAY BE UNABLE TO OPERATE THESE HOSPITALS PROFITABLY AND WE MAY EXPERIENCE LOSSES FROM OUR OPERATION OF THESE HOSPITALS. ALSO, THE PERCENTAGE OF PATIENTS AT THESE HOSPITALS WHICH MEET CERTAIN MEDICARE REQUIREMENTS MAY NOT BE AS WE CURRENTLY ANTICIPATE, MAY NOT INCREASE OR MAY DECLINE AND, AS A RESULT, THESE HOSPITALS MAY BE SUBJECT TO LOWER MEDICARE RATES;

•            WE MAY BECOME SUBJECT TO FINES OR REGULATORY SANCTIONS WHICH MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION OR PERFORMANCE; OR

•            OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K AND IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006.

IN ANY SUCH EVENT, OUR FUTURE FINANCIAL PERFORMANCE MAY CAUSE ANY IMPROVEMENTS IMPLIED BY OUR RECENT PERFORMANCE TO REVERSE AND WE MAY EXPERIENCE LOSSES.  IF OUR FINANCIAL RESULTS DO NOT IMPROVE, OUR STOCK PRICE LIKELY WILL DECLINE.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE MAY NOT UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II.   Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2006, we granted 4,000 shares of common stock, par value $0.01 per share, valued at $10.68 per share, the closing price of our common shares on the American Stock Exchange on that day, to each of our five directors as part of their annual compensation.  We made these grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 23, 2006, our shareholders re-elected Mr. Arthur G. Koumantzelis (18,373,166 shares voted for and 809,079 shares withheld) and Mr. Gerard M. Martin (18,246,275 shares voted for and 935,970 shares withheld) as directors.  The terms of office of Messrs. Koumantzelis and Martin will extend until our annual meeting of shareholders in 2009.  Messrs. Bruce M. Gans and Barry M. Portnoy and Ms. Barbara D. Gilmore continue to serve as directors with terms of office expiring in 2007, 2008 and 2008, respectively.

At our regular annual meeting of shareholders, our shareholders also approved an amendment to our 2001 Stock Option and Stock Incentive Plan, or the Plan, to increase the number of shares available for grant under the Plan from 650,000 to 3,000,000 and to extend the date until which awards may be made under the Plan from December 5, 2011 to March 18, 2016 (9,934,019 shares voted for, 1,975,637 shares voted against, 445,812 shares abstained and 6,826,776 shares were broker non votes).

Item 6.  Exhibits

10.1                           First Amendment to the 2001 Stock Option and Stock Incentive Plan.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2006.)

10.2                           2001 Stock Option and Stock Incentive Plan, as amended.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2006.)

10.3                           Summary of Director Compensation.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2006.)

10.4                           First Amendment to Master Lease Agreement, dated as of June 30, 2006, by and among HRES1 Properties Trust, as landlord, and FS Patriot LLC and FS Commonwealth LLC, as tenants.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2006.)

10.5                      Third Amendment to Credit and Security Agreement, dated as of July 11, 2006, by and among Five Star Quality Care, Inc., each of the Guarantors party thereto and Wachovia Bank, National Association.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 17, 2006.)

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
Dated: August 4, 2006

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: August 4, 2006