Form 10-Q
period 2006-09-30
FIVE STAR QUALITY CARE INC
filed 2006-11-09
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                                                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of Common Shares outstanding at November 8, 2006: 31,584,934 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.
FORM 10-Q
September 30, 2006

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.  Financial Information

Item 1. Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED BALANCE SHEET
(dollars in thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,250	$16,729
Accounts receivable, net of allowance of $8,730 and $6,124 at September 30, 2006 and December 31, 2005, respectively	50,374	46,124
Prepaid expenses	18,838	8,047
Restricted cash and investments	17,165	15,150
Other current assets	9,493	8,830
Total current assets	119,120	94,880

Property and equipment, net	108,307	96,743
Restricted cash and investments	13,998	12,957
Mortgage notes receivable	2,835	5,971
Goodwill and other intangible assets	21,290	18,389
	$265,550	$228,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,751	$14,595
Accrued expenses	22,932	14,514
Accrued compensation and benefits	18,112	18,341
Due to Sunrise Senior Living Services, Inc. (“SLS”)	—	7,185
Due to Senior Housing Properties Trust (“SNH”)	9,309	8,659
Mortgage notes payable	627	626
Accrued real estate taxes	8,404	7,872
Resident deposits	12,330	11,854
Other current liabilities	6,980	6,322
Total current liabilities	93,445	89,968

Long term liabilities:
Mortgage notes payable	44,285	44,703
Continuing care contracts	3,624	3,638
Other long term liabilities	23,512	21,827
Total long term liabilities	71,421	70,168
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 50,000,000 shares authorized, 31,584,934 and 20,060,934 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	315	201
Additional paid in capital	285,490	171,552
Accumulated deficit	(185,105)	(102,770)
Unrealized loss on investments	(16)	(179)
Total shareholders’ equity	100,684	68,804
	$265,550	$228,940

See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues:
Net revenues from residents	$187,575	$177,342	$552,973	$518,138
Pharmacy revenue	14,274	10,286	38,684	22,641
Total revenues	201,849	187,628	591,657	540,779

Operating expenses:
Wages and benefits	97,139	92,040	283,447	266,900
Other operating expenses	44,974	45,890	140,047	131,094
Pharmacy expenses	14,146	9,881	37,335	21,332
Management fee to SLS	1,400	5,672	7,792	16,911
Termination expense for certain SLS management agreements	—	81,536	89,833	81,536
Rent expense	27,112	24,712	79,675	73,171
General and administrative	8,358	6,467	22,993	19,169
Depreciation and amortization	2,559	1,901	7,120	5,284
Impairment of assets	—	2,333	—	2,333
Total operating expenses	195,688	270,432	668,242	617,730

Operating income (loss)	6,161	(82,804)	(76,585)	(76,951)
Interest and other income	413	451	1,553	1,017
Interest expense	(786)	(1,164)	(2,419)	(3,024)

Income (loss) from continuing operations before income taxes	5,788	(83,517)	(77,451)	(78,958)
Benefit for income taxes	—	(73)	—	—
Income (loss) from continuing operations	5,788	(83,444)	(77,451)	(78,958)
Loss from discontinued operations	(2,592)	(930)	(4,884)	(2,996)

Net income (loss)	$3,196	$(84,374)	$(82,335)	$(81,954)

Weighted average shares outstanding	31,585	14,949	27,584	13,143

Basic and diluted income (loss) per share from:
Continuing operations	$0.18	$(5.58)	$(2.81)	$(6.01)
Discontinued operations	(0.08)	(0.06)	(0.18)	(0.23)
Net income (loss) per share	$0.10	$(5.64)	$(2.99)	$(6.24)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(82,335)	$(81,954)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	7,120	5,284
Loss from discontinued operations	4,884	2,996
Impairment of assets	—	2,333
Provision for bad debt expense, net	2,606	664
Unrealized gain (loss) on investments	163	(119)
Changes in assets and liabilities:
Accounts receivable	(6,856)	(2,160)
Prepaid expenses and other assets	(8,591)	756
Accounts payable and accrued expenses	8,574	(986)
Accrued compensation and benefits	(229)	(4,983)
Due to SLS	(7,294)	83,150
Due from SNH	650	231
Other current and long term liabilities	3,337	22,501
Cash (used in) provided by operating activities	(77,971)	27,713

Net cash used in discontinued operations	(4,884)	(2,996)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts	(7,032)	(11,558)
Acquisition of property and equipment	(34,489)	(91,385)
Acquisition of pharmacy, net of cash acquired	(3,500)	(4,630)
Proceeds from disposition of property and equipment held for sale	16,786	33,341
Withdrawals from restricted cash for purchases of property and equipment	3,976	6,553
Cash used in investing activities	(24,259)	(67,679)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	114,052	56,865
Proceeds from borrowings on revolving credit facility	28,000	24,000
Repayments of borrowings on revolving credit facility	(28,000)	(24,000)
Proceeds from first mortgage line of credit	—	24,000
Repayments of first mortgage line of credit	—	(24,000)
Proceeds from mortgage note payable	—	3,485
Repayments of mortgage note payable	(417)	(592)
Cash provided by financing activities	113,635	59,758

Change in cash and cash equivalents	6,521	16,796
Cash and cash equivalents at beginning of period	16,729	30,942
Cash and cash equivalents at end of period	$23,250	$47,738

Supplemental cash flow information:
Cash paid for interest	$2,028	$1,931

Non-cash investing and financing activities:
Issuance of common stock	43	29

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

At September 30, 2006, we operated 156 senior living communities containing 17,593 living units, including 107 primarily independent and assisted living communities and 49 nursing homes.  Our 156 communities included 5,494 independent living apartments, 5,914 assisted living suites, 283 special care beds and 5,902 skilled nursing beds.  We also operated five pharmacies, one of which also provides mail order pharmaceuticals to the general public.  Seven of our communities are operated for our account by Sunrise Senior Living Services, Inc., or SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise. As discussed further in note 11 below, we recently agreed with SLS to terminate the management agreements relating to these communities.

Note 2.  Accumulated Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$3,196	$(84,374)	$(82,335)	$(81,954)
Change in unrealized gain (loss) on investments	521	(42)	163	(119)
Comprehensive income (loss)	$3,717	$(84,416)	$(82,172)	$(82,073)

Note 3.  Income Taxes

As a result of our short operating history and reported losses, we are not currently recognizing the benefit of all of our deferred tax assets.  We will continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  When we believe that it is more likely than not that we can recover our deferred tax assets, we will record a reduction in the valuation reserve as an income tax benefit in the consolidated statement of operations, which will affect our results of operations.  We expect there will be no income tax provision for fiscal year 2006.

As of September 30, 2006, we had tax loss carry forwards, including the termination fees paid to SLS, which may be used to offset future taxable income.  Our net operating loss carry forwards will expire beginning in 2026, if unused.  The tax loss carry forwards may be subject to audit and adjustments by the Internal Revenue Service.

Note 4.  Per Common Share Amounts

Net income (loss) per share for the periods ended September 30, 2006 and 2005 is computed using the weighted average number of shares outstanding during the periods.  As of September 30, 2006, we had no common share equivalents, instruments convertible into shares of common stock, or common shares, or other dilutive instruments.

Note 5.  Accounts Related to Management Agreements with SLS

In April 2006, we sent notices to SLS to terminate management agreements for 10 of the 17 senior living communities that SLS then managed for us.  On June 1, 2006, we paid SLS termination fees totaling $89,833, terminated the SLS management agreements for these 10 communities and began to directly operate these communities.  We funded this termination payment with cash on hand, including the proceeds from our April 2006 common share offering.  We no longer pay management fees for these communities to SLS.  SLS continues to manage seven communities for us.

In November 2006, we agreed with SLS to terminate all remaining management agreements under which SLS managed senior living communities for us.  The agreement provides for termination fees of approximately $40,000 to be paid to SLS by us.  We will report these termination fees as an expense in the quarter ending December 31, 2006.  We expect to fund these fees with a portion of the proceeds from our recent issuance of 3.75% Convertible Senior Notes due 2026, or the Notes (see note 11), and to take over management of the communities on December 1, 2006, after which we will no longer pay management fees to SLS.

Note 6.  Indebtedness

The interest rate on borrowings under our revolving credit facility is LIBOR plus a premium.  The maximum amount available under this facility is $25,000, and is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility.  The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may draw under this credit facility may be increased to $50,000.  In July 2006, we entered into an amendment to the facility to lower the interest paid on drawings under the facility from LIBOR plus 250 basis points to LIBOR plus 150 basis points and to extend the termination date to May 8, 2008.  The termination date may be further extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of September 30, 2006 and November 8, 2006, no amounts were outstanding under this credit facility.  Interest expense and other associated costs related to this facility and our prior revolving credit facility were $37 and $147 for the three months ended September 30, 2006 and 2005, respectively, and $160 and $287 for the nine months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, nine of our communities were encumbered by 11 Department of Housing and Urban Development, or HUD, insured mortgages totaling $44,912 in aggregate principal amount.  Mortgage interest expense, net of premium amortization, was $632 and $634 for the three months ended September 30, 2006 and 2005, respectively, and $1,970 and $1,784 for the nine months ended September 30, 2006 and 2005, respectively.

Note 7.  Shareholders’ Equity

In April 2006, we issued 11,500,000 common shares in an underwritten public offering for aggregate proceeds, net of underwriting commissions and other costs, of $114,052.

Note 8.  Related Party Transactions

Of the 156 senior living communities we operated on September 30, 2006, 138 are leased from Senior Housing Properties Trust, or Senior Housing, for total annual minimum rent of $110,283.  In addition to the minimum rent, we also paid $248 and $918 in percentage rent to Senior Housing for the three and nine months ended September 30, 2006, respectively.

During the nine months ended September 30, 2006, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $16,786 of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amount Senior Housing paid for the improvements, or $1,679.

In February 2006, we agreed to lease two rehabilitation hospitals from Senior Housing.  The term of the lease for the two hospitals commenced on October 1, 2006 and expires on June 30, 2026, subject to a tenant renewal option thereof.  These two hospitals provide health rehabilitation services.  The rent payable by us to Senior Housing for these hospitals is $10,250 per year.  These hospitals offer extensive inpatient and outpatient services that we believe are similar to some of the services we currently provide in many of our senior living communities.

On November 8, 2006, HealthSouth Corporation, or HealthSouth, the prior operator of these two hospitals, entered into a settlement agreement relating to all pending litigation with Senior Housing regarding the terminated lease for these hospitals.  Pursuant to that settlement agreement, all appeals and pending litigation between HealthSouth and Senior Housing relating to the rehabilitation hospitals were dismissed.  HealthSouth also agreed to reimburse us for certain transition costs in connection with the transfer of the lease for the hospitals to us.

In September 2006, we agreed to lease five senior living communities with 783 units from Senior Housing. These communities are located in California, Illinois, Kentucky and Florida. Three of these communities are independent living communities, one is an assisted living community and one is a continuing care retirement community which offers independent living, assisted living and skilled nursing services. The rent payable by us to Senior Housing for these five communities will be $5,074 per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007.  These communities were added to our existing lease with Senior Housing which has a current term ending in 2020, plus tenant renewal options thereafter. Substantially all of the revenues at these communities are paid by residents from their private resources.

In October 2006, we agreed to lease three additional senior living communities with 304 units from Senior Housing. These communities are located in Georgia and Mississippi.  Two of these communities are assisted living communities and one of these communities is a continuing care retirement community which offers independent living, assisted living and skilled nursing services.  The rent payable by us to Senior Housing for these three communities will be $2,621 per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007.  These communities were added to our existing lease with Senior Housing which has a current term ending in 2020, plus tenant renewal options thereafter.  Substantially all of the revenues at these communities are paid by residents from their private resources.

In November 2006, we agreed to lease two additional senior living communities with 129 units from Senior Housing. These communities are located in Georgia and Kentucky.  Both of these communities are assisted living communities, one of which offers skilled nursing services.  The rent payable by us to Senior Housing for these two communities will be $925 per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007.  These communities were added to our existing lease with Senior Housing which has a current term ending in 2020, plus tenant renewal options thereafter.  Substantially all of the revenues at these communities are paid by residents from their private resources.

See notes 9 and 10 below for a description of other related party transactions.

Note 9.   Pro Forma Results

On June 3, 2005, we acquired six assisted living communities from Gordon Health Ventures, LLC, or Gordon, for approximately $59,000.  To finance this acquisition, we borrowed $10,000 under our revolving credit facility and entered into a $24,000 sale leaseback transaction with Senior Housing for four of our assisted living communities.  Senior Housing also loaned us $24,000 under a first mortgage line of credit when we closed the Gordon purchase.  We subsequently repaid this mortgage loan with proceeds from our August 2005 common share offering. Had we acquired Gordon as of January 1, 2005, our revenues and income (loss) from continuing operations on a pro forma basis would have been $549,025 and ($78,494), respectively, for the nine months ended September 30, 2005.

Note 10.  Discontinued Operations

During 2005, we ceased operations at two communities: one skilled nursing community in Milwaukee, Wisconsin, which we lease from Senior Housing, and one assisted living community in Los Angeles, California, which we also leased from Senior Housing.  Senior Housing sold the assisted living community located in California in December 2005 for net proceeds of approximately $2,600, which reduced the annual minimum rent payable to Senior Housing under our lease by $260.  Senior Housing is in the process of selling the skilled nursing facility located in Wisconsin and, upon its sale, our annual minimum rent payable to Senior Housing will decrease by 10% of the net proceeds, in accordance with the lease terms.  As of September 30, 2006, we have disposed of substantially all of our assets and settled all liabilities related to these two communities, but we remain responsible for maintenance expenses at the one community which is being offered for sale.

In June 2006, we agreed with Senior Housing that it should sell two skilled nursing facilities in Connecticut which we lease from Senior Housing.  In November 2006, Senior Housing sold these two facilities for net proceeds of approximately $5,800, which will reduce the annual minimum rent payable to Senior Housing under our lease by $580.

We have reclassified the statement of operations for all periods presented to show the results of operations of the communities which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$4,941	$8,366	$17,194	$23,735
Expenses	(7,533)	(9,296)	(22,078)	(26,731)
Net loss	$(2,592)	$(930)	$(4,884)	$(2,996)

Note 11.  Additional Subequent Events

In October 2006, we issued in a private placement $126,500 aggregate principal amount of the Notes, which included $16,500 aggregate principal amount of the Notes to cover over allotments.  Our net proceeds from this offering were approximately $122,600.

The Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of Notes, which represents an initial conversion price of $13.00 per share.  A holder that surrenders Notes for conversion in connection with a “make-whole fundamental change”, as defined in the indenture governing the Notes, that occurs before October 20, 2011 may in some circumstances be entitled to an increased conversion rate.

The Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, starting on April 15, 2007.  The Notes mature on October 15, 2026.  On or after October 20, 2011, we may redeem the Notes, in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the Notes we redeem, plus any accrued and unpaid interest.  On each of October 15, 2013, October 15, 2016 and October 15, 2021, holders of the Notes may require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.

The Notes are guaranteed by certain of our domestic wholly owned subsidiaries. Our subsidiary guarantors may be released from their obligations under certain circumstances.

In connection with the sale of the Notes, we agreed to file, on or before January 16, 2007, a shelf registration statement relating to the resale of the Notes and the underlying common shares.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Key Statistical Data (for the three months ended September 30, 2006 and 2005):

The following tables present a summary of our operations for the three months ended September 30, 2006 and 2005:

	Three months ended September 30,
(dollars in thousands, except per day amounts)	2006	2005	$ Variance	Change
Net revenues from residents	$187,575	$177,342	$10,233	6%
Pharmacy revenue	14,274	10,286	3,988	39%
Wages and benefits	97,139	92,040	5,099	6%
Other operating expenses	44,974	45,890	(916)	-2%
Pharmacy expenses	14,146	9,881	4,265	43%
Management fee to SLS	1,400	5,672	(4,272)	-75%
Termination expense for certain SLS management agreements	—	81,536	(81,536)	—
Rent expense	27,112	24,712	2,400	10%
General and administrative	8,358	6,467	1,891	29%
Depreciation and amortization	2,559	1,901	658	35%
Impairment of assets	—	2,333	(2,333)	—
Interest and other income	413	451	(38)	-8%
Interest expense	786	1,164	(378)	-32%
Benefit for income taxes	—	73	(73)	—
Loss from discontinued operations	2,592	930	1,662	179%
Net income (loss)	3,196	(84,374)	87,570	104%

No. of communities (end of period)	156	151	—	5
No. of living units (end of period)	17,593	16,810	—	783
Occupancy	91%	91%	—	—
Average daily rate	$127	$126	1	1%
Percent of net revenues from residents from Medicare	15%	14%	—	1%
Percent of net revenues from residents from Medicaid	19%	19%	—	—
Percent of net revenues from residents from private and other sources	66%	67%	—	-1%

Comparable communities (communities that we operated continuously since July 1, 2005):

	Three months ended September 30,
(dollars in thousands, except per day amounts)	2006	2005	$ Variance	Change
Net revenues from residents	$185,953	$177,342	$8,611	5%
Community expenses	141,135	137,930	3,205	2%
No. of communities (end of period)	151	151	—	—
No. of living units (end of period)	16,810	16,810	—	—
Occupancy	91%	91%	—	—
Average daily rate	$132	$127	5	4%
Percent of net revenues from residents from Medicare	15%	14%	—	1%
Percent of net revenues from residents from Medicaid	19%	19%	—	—
Percent of net revenues from residents from private and other sources	66%	67%	—	-1%

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

The 6% increase in net revenues from residents is due primarily to revenues from the five communities we acquired in September 2006 and higher per diem charges to residents.  The 5% increase in net revenues from residents at the communities that we have operated continuously since July 1, 2005 is due primarily to higher per diem charges to residents.  The increase in revenues from our pharmacies is a result of our acquiring one pharmacy in each of December 2005 and May 2006.

Our 6% increase in wages and benefits costs is primarily due to wages and benefits at the five communities we acquired in September 2006 and wage increases.  The 2% decrease in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from a decrease in insurance costs at the communities historically managed for us by SLS, offset by some increased charges from third parties.  The community expenses for the communities that we have operated continuously since July 1, 2005 increased by 2%, principally due to wage and benefit increases.  The increase in pharmacy expenses is a result of our acquiring one pharmacy in each of December 2005 and May 2006.  Management fees to SLS decreased due to our termination of 12 management agreements in November 2005, one agreement in February 2006 and 10 agreements in June 2006.  The 10% rent expense increase is primarily due to the communities that we began to lease in 2005 and 2006, and our payment of additional rent for capital improvements purchased by Senior Housing since July 1, 2005.

The 29% increase in general and administrative expenses for the three months ended September 30, 2006 results from the 23 communities we began to operate that were previously operated for us by SLS, and the five communities we began to operate in September 2006.

The 35% increase in depreciation and amortization for the three months ended September 30, 2006 is primarily attributable to our purchase of furniture and fixtures for our communities and our purchase of one pharmacy in May 2006.

Our interest and other income decreased by $38,000 or 8%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily as a result of lower cash balances in the third quarter of 2006 compared to the third quarter of 2005.

Our interest expense decreased by 32%, primarily due to decreased borrowings under our revolving credit facility for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

We recorded a tax benefit for the three months ended September 30, 2005 of $73,000, which is equal to the amount we previously provided in the first and second quarters of 2005.  We do not anticipate owing federal tax in 2006.

Loss from discontinued operations for the three months ended September 30, 2006 increased approximately $1.7 million to $2.6 million, compared to a loss of $930,000 for the three months ended September 30, 2005.  The losses in both years are primarily due to operating expenses we incurred as a result of our ceasing operations at two communities in 2005 and our decision in June 2006 to discontinue operations at two additional communities.

Key Statistical Data (for the nine months ended September 30, 2006 and 2005):

The following tables present a summary of our operations for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,
(dollars in thousands, except per day amounts)	2006	2005	$ Variance	Change
Net revenues from residents	$552,973	$518,138	$34,835	7%
Pharmacy revenue	38,684	22,641	16,043	71%
Wages and benefits	283,447	266,900	16,547	6%
Other operating expenses	140,047	131,094	8,953	7%
Pharmacy expenses	37,335	21,332	16,003	75%
Management fee to SLS	7,792	16,911	(9,119)	-54%
Termination expense for certain SLS management agreements	89,833	81,536	8,297	10%
Rent expense	79,675	73,171	6,504	9%
General and administrative	22,993	19,169	3,824	20%
Depreciation and amortization	7,120	5,284	1,836	35%
Impairment of assets	—	2,333	(2,333)	—
Interest and other income	1,553	1,017	536	53%
Interest expense	2,419	3,024	(605)	-20%
Provision for income taxes	—	—	—	—
Loss from discontinued operations	4,884	2,996	1,888	63%
Net loss	(82,335)	(81,954)	381	1%

No. of communities (end of period)	156	151	—	5
No. of living units (end of period)	17,593	16,810	—	783
Occupancy	91%	90%	—	1%
Average daily rate	$127	$126	1	1%
Percent of net revenues from residents from Medicare	16%	16%	—	—
Percent of net revenues from residents from Medicaid	19%	19%	—	—
Percent of net revenues from residents from private and other sources	65%	65%	—	—

Comparable communities (communities that we operated continuously since January 1, 2005):

	Nine months ended September 30,
(dollars in thousands, except per day amounts)	2006	2005	$ Variance	Change
Net revenues from residents	$536,927	$510,922	$26,005	5%
Community expenses	410,204	392,623	17,581	4%
No. of communities (end of period)	144	144	—	—
No. of living units (end of period)	16,128	16,128	—	—
Occupancy	91%	91%	—	—
Average daily rate	$134	$128	6	5%
Percent of net revenues from residents from Medicare	16%	16%	—	—
Percent of net revenues from residents from Medicaid	20%	20%	—	—
Percent of net revenues from residents from private and other sources	64%	64%	—	—

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

The 7% increase in net revenues from residents is due primarily to revenues from the six communities we acquired in June 2005, the five communities we acquired in September 2006, higher per diem charges to residents and a 1% increase in occupancy.  The 5% increase in net revenues from residents at the communities that we have operated continuously since January 1, 2005 is due primarily to higher per diem charges to residents.  The increase in revenues from our pharmacies is a result of our acquiring one pharmacy in each of June 2005, December 2005 and May 2006.

Our 6% increase in wages and benefits costs is primarily due to wages and benefits at the six communities we acquired in June 2005, the five communities we acquired in September 2006 and wage increases.  The 7% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the six communities we acquired in June 2005, the five communities we acquired in September 2006 and increased charges from third parties.  The community expenses for the communities that we have operated continuously since January 1, 2005 have increased by 4%, principally due to wage and benefit increases.  The increase in pharmacy expenses is a result of our acquiring one pharmacy in each of June 2005, December 2005 and May 2006.  Management fees to SLS decreased due to our termination of 12 management agreements in November 2005, one agreement in February 2006 and 10 agreements in June 2006.  The 9% rent expense increase is primarily due to the communities that we began to lease in 2005 and 2006, and our payment of additional rent for capital improvements purchased by Senior Housing since January 1, 2005.

In April 2006, we sent notices to SLS to terminate management agreements for 10 of the 17 senior living communities that SLS then managed for us.  On June 1, 2006, we paid SLS termination fees totaling $89.8 million, terminated the SLS management agreements for these 10 communities and began to directly operate these communities.  We no longer pay management fees for these communities to SLS.  SLS continues to manage seven communities for us.

The 20% increase in general and administrative expenses for the nine months ended September 30, 2006 results from the six communities we acquired in June 2005, the five communities we acquired in September 2006 and the 23 communities we began to operate that were previously operated for us by SLS.

The 35% increase in depreciation and amortization for the nine months ended September 30, 2006 is primarily attributable to our purchase of furniture and fixtures for our communities and our purchase of one pharmacy in June 2005 and one pharmacy in May 2006.

Our interest and other income increased by $536,000 or 53%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily as a result of higher cash balances in 2006 and increased yields on our cash and investment balances.

Our interest expense decreased by 20%, primarily due to decreased borrowings under our revolving credit facility for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

We do not anticipate owing federal tax in 2006.

Loss from discontinued operations for the nine months ended September 30, 2006 increased $1.9 million to $4.9 million, compared to a loss of $3.0 million for the nine months ended September 30, 2005.  The losses in both years are primarily due to operating expenses we incurred as a result of our ceasing operations at two communities in 2005 and our decision in June 2006 to discontinue operations at two additional communities.

LIQUIDITY AND CAPITAL RESOURCES

Our total current assets at September 30, 2006 were $119.1 million, compared to $94.9 million at December 31, 2005.  This increase is primarily the result of our April 2006 equity offering discussed below.  Our total current liabilities at September 30, 2006 were $93.4 million, compared to $90.0 million at December 31, 2005.  Our net current assets exceeded our current liabilities by $25.7 million and $4.9 million as of September 30, 2006 and December 31, 2005, respectively.  At September 30, 2006, we had cash and cash equivalents of $23.3 million.

As of September 30, 2006, we leased 138 communities from Senior Housing under four leases.  Our leases with Senior Housing require us to pay minimum rent of $110.3 million annually.  In addition to the minimum rent, we also paid $247,633 and $917,593 in percentage rent to Senior Housing for the three and nine months ended September 30, 2006, respectively.  We believe we are in compliance with the terms of our leases with Senior Housing.

Upon our request, Senior Housing reimburses our capital expenditures made at the communities we lease from it and increases our rent expense pursuant to contractual formulas.  Senior Housing reimbursed us $16.8 million during the nine months ended September 30, 2005 for capital expenditures made at these leased communities and increased our annual rent by $1.7 million.

Our revenues from services to residents at our communities are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.  At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues were earned primarily at our 49 nursing homes.  For the nine months ended September 30, 2006 and 2005, the percentage of our net revenues from residents derived from these programs was 35%.

Our Medicare net revenues from residents totaled $85.7 million and $82.1 million for the nine months ended September 30, 2006 and 2005, respectively.  In each of October 2005 and 2004, our Medicare rates increased by approximately 3%.  Effective January 1, 2006, the Federal Centers for Medicare and Medicaid Services, or CMS, implemented changes to the payment categories it uses to set daily payment rates for Medicare beneficiaries in skilled nursing facilities.  These categories are known as Resource Utilization Groups, or RUGs.  CMS has introduced nine new RUGs for medically complex patients, increasing the number of categories from 44 to 53, and has made revisions to its payment rates for other RUGs.  Also effective January 1, 2006, these RUG changes eliminated certain temporary additional payments for certain skilled nursing care and rehabilitation groups.  The impact of these changes to date is to effectively eliminate the October 2005 Medicare rate increase.

Our Medicaid net revenues from residents totaled $106.0 million and $99.5 million for the nine months ended September 30, 2006 and 2005, respectively.  The Bush administration and certain members of the Senate and the House of Representatives have recently proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding.  The magnitude of the potential Medicare and Medicaid rate reductions and the impact of the potential failure of these programs to increase rates to match increasing expenses, as well as the magnitude of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may negatively affect our future results of operations.

In February 2006, we agreed to lease two rehabilitation hospitals from Senior Housing.  The term of the lease for the two hospitals commenced on October 1, 2006 and expires in June 30, 2026, subject to a tenant renewal option thereof. These two hospitals provide health rehabilitation services.  The rent payable by us to Senior Housing for these hospitals is approximately $10.3 million per year.  These hospitals offer extensive inpatient and outpatient services that we believe are similar to some of the services we currently provide in many of our senior living communities.  Although fully reliable financial information about the current operations at these hospitals is not presently available, we believe that, based on financial information received through July 2006, these two hospitals generated in excess of $100 million of revenues annually, received about 70% of their revenues from the Medicare program and generated operating margins that are significantly greater than operating margins of our nursing homes.  As a result, we believe that the operations of these hospitals may have a material impact on our future operating results.  We also believe the successful operation of these hospitals may enhance our reputation as a provider of health and rehabilitation services and this enhanced reputation may benefit us at other healthcare and senior living facilities which we operate.  On November 8, 2006, HealthSouth, the prior operator of these two hospitals, entered into a settlement agreement relating to all pending litigation with Senior Housing regarding the terminated lease for these hospitals. Pursuant to that settlement agreement, all appeals and pending litigation between HealthSouth and Senior Housing relating to the rehabilitation hospitals were dismissed. HealthSouth also agreed to reimburse us for certain transition costs in connection with the transfer of the lease for the hospitals to us.

A significant amount of the revenues at these hospitals will be paid by Medicare and we will become more dependent upon the Medicare programs as we begin to operate these hospitals.  On May 7, 2004, CMS issued a rule establishing revised Medicare standards that rehabilitation hospitals are required to meet in order to participate as inpatient rehabilitation facilities, or IRFs, in the Medicare program known as the “75% Rule.”  Under the 75% Rule, in order to qualify under Medicare as an IRF, at least 75% of a facility’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions.  The rule is being phased in over four years.  For cost reporting periods starting on and after July 1, 2006, the requirement is 60%; for cost reporting periods starting on and after July 1, 2007 and July 1, 2008, the requirement will be 65% and 75%, respectively.  Although fully reliable information is not presently available, based on discussions we have had with HealthSouth, we believe that 60% of the patients at these hospitals meet these requirements.  If our rehabilitation hospitals are unable to meet the requirements of the 75% Rule, they will be subject to Medicare reclassification as a different type of provider, resulting in lower Medicare reimbursement rates.

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

Also in April 2006, we sent notices to SLS to terminate management agreements for 10 of the 17 senior living communities that SLS then managed for us.  On June 1, 2006, we paid SLS termination fees totaling $89.8 million and terminated the SLS management agreements for these 10 communities, and we began to directly operate these communities.  We funded this termination payment with cash on hand, including the proceeds from our April 2006 common share offering.  We no longer pay management fees for these communities to SLS.  SLS continued to manage seven communities for us.  Under SLS management, the results of operations of these seven communities have historically been volatile and unpredictable.  As a result, the performance of these communities may adversely affect our consolidated results of operations. In November 2006, we agreed with SLS to terminate the management agreements for these seven communities.  The agreement provides for termination fees of approximately $40 million to be paid to SLS by us.  We will report these termination fees as an expense in the quarter ending December 31, 2006.  We expect to fund these fees with a portion of the proceeds from our recent issuance of the Notes, and to take over management of the communities on December 1, 2006, after which we will no longer pay management fees to SLS.

As further discussed below, in October 2006, we issued in a private placement $126.5 million aggregate principal amount of the Notes.  We will pay 3.75% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2007.  The Notes will mature on October 15, 2026.  Our net proceeds from this offering were approximately $122.6 million and the proceeds are to be used for general business purposes, including acquisitions.

As of November 8, 2006, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges or material joint ventures or partnerships.

Debt Instruments and Covenants

The interest rate on borrowings under our revolving credit facility is LIBOR plus a premium.  The maximum amount available under this facility is $25.0 million, and is subject to limitations based upon qualifying collateral.  We are the borrower under the revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility.  The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may draw under this credit facility may be increased to $50.0 million.  In July 2006, we entered into an amendment to the facility to lower the interest paid on drawings under the facility from LIBOR plus 250 basis points to LIBOR plus 150 basis points and to extend the termination date to May 8, 2008.  The termination date may be further extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of September 30, 2006 and November 8, 2006, no amounts were outstanding under this credit facility.  As of November 8, 2006, we believe we are in compliance with all applicable covenants under this revolving credit agreement.

At September 30, 2006, we had 11 HUD insured mortgage loans totaling $44.9 million that were secured by nine properties.  The weighted average interest rate on these loans was 7.0%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from February 2032 to June 2039.  These mortgages contain standard HUD mortgage covenants.  At November 8, 2006, we believe we are in compliance with all covenants of these mortgages.  We recorded mortgage premiums in connection with some of these HUD mortgages in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturity of the mortgages.  The mortgage premium balance included in mortgage notes payable as of September 30, 2006 was $6.2 million.

In October 2006, we issued in a private placement $126.5 million aggregate principal amount of the Notes, which included $16.5 million aggregate principal amount of the Notes to cover over allotments.  Our net proceeds from this offering were approximately $122.6 million.

The Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of Notes, which represents an initial conversion price of $13.00 per share.  A holder that surrenders Notes for conversion in connection with a “make-whole fundamental change”, as defined in the indenture governing the Notes, that occurs before October 20, 2011 may in some circumstances be entitled to an increased conversion rate.

The Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, starting on April 15, 2007.  The Notes mature on October 15, 2026.  On or after October 20, 2011, we may redeem the Notes, in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the Notes we redeem, plus any accrued and unpaid interest.  On each of October 15, 2013, October 15, 2016 and October 15, 2021, holders of the Notes may require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.

The Notes are guaranteed by certain of our domestic wholly owned subsidiaries. Our subsidiary guarantors may be released from their obligations under certain circumstances.

In connection with the sale of the Notes, we agreed to file, on or before January 16, 2007, a shelf registration statement relating to the resale of the Notes and the underlying common shares.

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

Related Party Transactions

Of the 156 senior living communities we operated as of September 30, 2006, 138 are leased from Senior Housing for total annual minimum rent of $110.3 million.  In addition to the minimum rent, we also paid $247,633 and $917,593 in percentage rent to Senior Housing for the three and nine months ended September 30, 2006.

During the nine months ended September 30, 2006, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $16.8 million of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing was increased by 10% of the amount Senior Housing paid for the improvements, or $1.7 million.

In February 2006, we agreed to lease two rehabilitation hospitals from Senior Housing.  The term of the lease for the two hospitals commenced on October 1, 2006 and expires in June 30, 2026, subject to a tenant renewal option thereof. These two hospitals provide health rehabilitation services. The rent payable by us to Senior Housing for these hospitals is approximately $10.3 million per year. These hospitals offer extensive inpatient and outpatient services that we believe are similar to some of the services we currently provide in many of our senior living communities. On November 8, 2006, HealthSouth entered into a settlement agreement relating to all pending litigation with Senior Housing regarding the terminated lease for these hospitals. Pursuant to that settlement agreement, all appeals and pending litigation between HealthSouth and Senior Housing relating to the rehabilitation hospitals were dismissed.  HealthSouth also agreed to reimburse us for certain transition costs in connection with the transfer of the lease for the hospitals to us.

In September 2006, we agreed to lease five senior living communities with 783 units from Senior Housing. These communities are located in California, Illinois, Kentucky and Florida. Three of these communities are independent living communities, one is an assisted living community and one is a continuing care retirement community which offers independent living, assisted living and skilled nursing services. The rent payable by us to Senior Housing for these five communities will be $5.1 million per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007.  These communities were added to our existing lease with Senior Housing which has a current term ending in 2020, plus tenant renewal options thereafter. Substantially all of the revenues at these communities are paid by residents from their private resources.

In October 2006, we agreed to lease three additional senior living communities with 304 units from Senior Housing. These communities are located in Georgia and Mississippi. Two of these communities are assisted living communities and one of these communities is a continuing care retirement community which offers independent living, assisted living and skilled nursing services. The rent payable by us to Senior Housing for these three communities will be $2.6 million per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007. These communities were added to our existing lease with Senior Housing, which has a current term ending in 2020, plus tenant renewal options thereafter. Substantially all of the revenues at these communities are paid by residents from their private resources.

In November 2006, we agreed to lease two additional senior living communities with 129 units from Senior Housing.  These communities are located in Georgia and Kentucky.  Both of these communities are assisted living communities, one of which offers skilled nursing services.  The rent payable by us to Senior Housing for these two communities will be approximately $925,000 per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007. These communities were added to our existing lease with Senior Housing which has a current term ending in 2020, plus tenant renewal options thereafter. Substantially all of the revenues at these communities are paid by residents from their private resources.

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

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  For example: based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $44.9 million mortgage debt outstanding on September 30, 2006, would increase by about $3.1 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $44.9 million mortgage debt would decline by about $2.8 million.

Our revolving credit facility bears interest at floating rates and matures in May 2008.  As of September 30, 2006 and November 8, 2006, no amounts were outstanding under this credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $25.0 million were drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $250,000 per year, or $0.01 per share, based on our currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE:

•                  THE TERMINATION OF OUR SLS MANAGEMENT AGREEMENTS MAY NOT IMPROVE OUR FINANCIAL RESULTS OR MAY CAUSE US TO EXPERIENCE OPERATING LOSSES.  ALTHOUGH OUR EXPECTATION IS OTHERWISE, WE MAY BE UNABLE TO OPERATE THESE COMMUNITIES FOR OUR OWN ACCOUNT IN A MANNER WHICH IS AS PROFITABLE AS THEY HAVE BEEN OPERATED BY SLS; OR

•                  OPERATING MARGINS FOR OUR TWO REHABILITATION HOSPITALS MAY BE LOWER THAN WE NOW ANTICIPATE OR MAY DECLINE.  WE MAY BE UNABLE TO OPERATE THESE HOSPITALS PROFITABLY AND WE MAY EXPERIENCE LOSSES FROM OUR OPERATION OF THESE HOSPITALS.  ALSO, THE PERCENTAGE OF PATIENTS AT THESE HOSPITALS WHICH MEET CERTAIN MEDICARE REQUIREMENTS MAY NOT BE AS WE CURRENTLY ANTICIPATE AND, AS A RESULT, THESE HOSPITALS MAY RECEIVE LOWER MEDICARE RATES THAN WE ANTICIPATE.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, UNDER “ITEM 1A. RISK FACTORS”, IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006 AND BELOW IN THIS QUARTERLY REPORT ON FORM 10-Q.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II.   Other Information

Item 1A.                 Risk Factors

In addition to the risks previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, investors in our securities should consider the following additional material risks:

We may not achieve the anticipated benefits of our termination of management agreements for 30 communities that SLS managed for us.

In November 2005, February 2006 and June 2006 we terminated management agreements for 23 communities that SLS managed for us. In addition, in November 2006 we agreed with SLS to terminate management agreements relating to the remaining seven communities SLS managed for us. The financial benefits we expect to realize from the termination of these management agreements are largely dependent upon our ability to maintain or increase the occupancy of these communities and to lower certain operating costs. Changing management at senior living communities sometimes results in decreased occupancy, declining revenues and increased costs. The transition of operations at senior living communities is often complicated and we can provide no assurance that the benefits we hope to achieve by terminating these SLS management agreements will be realized.

We may not achieve the anticipated benefits from our lease of the two rehabilitation hospitals.

The historical operating and financial information we have concerning the two rehabilitation hospitals’ operations may not be accurate. Also, recent changes in Medicare rate formulas applicable to rehabilitation hospitals make it difficult to project these hospitals’ future financial results.  In these circumstances, any projection or implications that our future operation of these hospitals will be profitable may prove to be inaccurate.  In fact, we may be unable to operate these hospitals profitably and we may experience losses from our operation of these hospitals.

The rehabilitation hospitals may be subject to Medicare reclassification, resulting in lower Medicare rates.

A significant amount of the revenues at the rehabilitation hospitals will be paid by Medicare and we will become more dependent upon the Medicare programs as we begin to operate these hospitals. Under the “75% Rule,” in order to qualify under Medicare as an IRF, at least 75% of a facility’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. The rule is being phased in over four years. For cost reporting periods starting on and after July 1, 2006, the requirement is 60%; for cost reporting periods starting on and after July 1, 2007 and July 1, 2008, the requirement will be 65% and 75%, respectively. Although fully reliable information is not presently available, we believe that 60% of the patients at the rehabilitation hospitals we began to operate on October 1, 2006 meet these requirements. If these rehabilitation hospitals are unable to meet the requirements of the 75% Rule, they will be subject to Medicare reclassification as a different type of provider and receive lower Medicare reimbursement rates.

Our growth strategy may not succeed.

Since our spin off from Senior Housing on December 31, 2001, we have grown rapidly through acquisitions. Our business plan includes acquiring additional senior living communities, pharmacies and, possibly, additional rehabilitation hospitals. Our growth strategy involves risks, including the following:

•                  we may be unable to locate senior living communities, pharmacies or rehabilitation hospitals available for purchase at acceptable prices;

•                  we may be unable to access capital to make acquisitions or operate acquired businesses;

•                  acquired operations may not perform in accord with our expectations;

•                  we may be required to make significant capital expenditures to improve acquired facilities, including capital expenditures that may not have been anticipated by us at the time of the acquisition;

•                  we may have difficulty retaining key employees and other personnel at acquired facilities;

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

•                  we may suffer declines in profitability or losses; and

•                  our existing operations may suffer from a lack of management attention or financial resources if such attention and resources are devoted to a failed growth strategy.

When we acquire new communities, we frequently see a decline in community occupancy and it often takes some period of time for us to stabilize acquired operations. For example, occupancy levels for the Gordon communities we acquired in June 2005 are still somewhat below their historical levels. Our efforts to restore occupancy or stabilize acquired communities’ operations may not be successful. In addition, we cannot provide any assurance that we will not experience a decline in occupancy of our recently acquired rehabilitation hospitals. In addition, we have recently expanded into the institutional and mail order pharmacy businesses and recently commenced operating two rehabilitation hospitals. These are businesses with which we have limited experience, and our initiatives in these areas may not be successful.

If we are unable to operate our recently acquired rehabilitation hospitals successfully, our reputation as a provider of health and rehabilitation services may be damaged. Even if we successfully operate these hospitals, these operations may have little or no benefit to our other operations.

We may not achieve the anticipated benefits of our acquisition of the Gordon communities or the communities and rehabilitation hospitals we recently began to operate.

The financial benefits we expect to realize from our 2005 acquisition of the Gordon communities continue to be largely dependent upon our ability to increase the occupancy of the Gordon communities and to realize cost savings by combining the Gordon communities’ operations and our existing operations. Changing management at senior living communities sometimes results in decreased occupancy, declining revenues and increased costs. If our management of the Gordon communities does not increase occupancy, increase revenues and lower costs, we may not achieve the anticipated benefits and we may experience losses. In addition, we may not achieve the anticipated benefits of other recent transactions, including the eight senior living communities we began to operate in September and October 2006 and the two rehabilitation hospitals we began to operate in October 2006.

Our business requires us to make significant capital expenditures to maintain and improve our facilities.

Physical characteristics of senior living communities and rehabilitation hospitals are mandated by various governmental authorities. Changes in these regulations may require us to make significant expenditures. Our communities sometimes require significant expenditures to address ongoing required maintenance and to make them attractive to residents. In addition, we often are required to make significant capital expenditures when we acquire new facilities. Our available financial resources may be insufficient to fund these expenditures. In addition to capital expenditures we are making at some of our senior living facilities, we expect that we will need to make certain capital expenditures, which could be significant, at our recently acquired rehabilitation hospitals.

The Notes we recently issued are effectively subordinated to the debts of our subsidiaries and to our secured debt.

We are a holding company and conduct substantially all of our operations through our subsidiaries. Consequently, our ability to pay debt service on the Notes will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on the Notes are effectively subordinated to liabilities of our subsidiaries.  Certain of our subsidiaries guarantee our obligations under the Notes and those and additional subsidiaries guarantee our obligations under our revolving credit facility.  In addition, as of September 30, 2006, our subsidiaries had approximately $44.9 million of secured indebtedness outstanding, all of which are obligations of our subsidiaries that are not guarantors of the Notes, with an additional $25.0 million of secured indebtedness under our secured revolving credit facility available for borrowing by us (and which would be guaranteed by the subsidiaries that guarantee the Notes plus additional subsidiaries that do not guarantee the Notes) that would effectively rank senior to the Notes.  The Notes are effectively subordinated to our secured debt.  In addition, our non-guarantor subsidiaries have substantial additional obligations, including trade payables and lease obligations, to which the Notes are effectively subordinated.

Our right to receive assets of any of our subsidiaries upon its liquidation or reorganization will be structurally subordinated to the claims of that subsidiary’s creditors, except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinated to any security interests in the assets of such subsidiary and any indebtedness of such subsidiary that is senior to that held by us. In the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we and the subsidiaries that guarantee the Notes may not have sufficient assets to pay amounts due on any or all the Notes.

We may be required to prepay our debts at the option of Note holders or upon a change of control.

In certain change of control circumstances or if our common shares are no longer traded on any national securities exchange or on an established over the counter market in the United States, holders of the Notes may have the right to require us to purchase their Notes at their principal amount plus accrued interest.  Holders of the Notes also have the right to require us to purchase for cash all or a portion of their Notes on each of October 15, 2013, October 15, 2016 and October 15, 2021.  However, we may not have sufficient financial resources at those times to pay the repurchase price and our then existing indebtedness could restrict or prohibit the repurchase.

The Notes may be redeemed before maturity, and our noteholders may be unable to reinvest proceeds at the same or a higher rate.

We may redeem all or a portion of the Notes after a certain amount of time.  Generally, the redemption price will equal the principal amount being redeemed, plus any accrued and unpaid interest to, but excluding the redemption date.  If a redemption occurs, holders of the Notes may be unable to reinvest the money they receive in the redemption at a rate that is equal to or higher than the rate of return on the redeemed Notes.

There may be no public market for the Notes.

Generally, although the Notes are traded in the Private Offerings, Resales and Trading through Automated Linkages, or PORTAL, Market of the National Association of Securities Dealers, Inc., we do not intend to list the Notes on any securities exchange.  We can provide no assurance that an active trading market for any of the Notes will exist in the future.  Even if a market does develop, the liquidity of the trading market for any of the Notes and the market price quoted for any of the Notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for the senior living industry generally.

Increased leverage as a result of our recent issuance of the Notes may harm our financial condition and results of operations.

As adjusted to include our recent issuance of the Notes, our total consolidated long term debt as of September 30, 2006 was approximately $170.8 million and represented approximately 63% of our total book capitalization as of that date.

In addition, the indenture governing the Notes does not limit the amount of additional indebtedness, including senior or secured indebtedness, which we can create, incur, assume or guarantee, nor does the indenture limit the amount of indebtedness or other liabilities that our subsidiaries can create, incur, assume or guarantee.

Our level of indebtedness could have important consequences to our investors, because:

•                  it could affect our ability to satisfy our obligations under the Notes;

•                  the portion of our cash flows from operations required to make interest and principal payments will not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•                  it may impair our ability to obtain additional financing in the future;

•                  it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•                  it may make us more vulnerable to downturns in our business, our industry or the economy in general.

In addition to our indebtedness, we have substantial lease and other obligations.

Conversion rights of the Notes may be detrimental to holders of our common shares.

The Notes are convertible into our common shares in various circumstances.  The initial conversion rate (equivalent to an initial conversion price of $13.00 per common share) is subject to adjustment upon the occurrence of various events, including if we make dividends or distributions on our common shares.  If a holder elects to convert the Notes in connection with a “make-whole fundamental change”, as defined in the indenture governing the Notes, that occurs on or prior to October 20, 2011, the conversion rate may be increased by a premium based on the market price of our common shares at the time.  Make-whole fundamental changes include certain transactions constituting a change of control, our liquidation or dissolution and certain related events.

The conversion of some or all of the Notes will dilute the ownership interests of existing shareholders.  Any sales in the public market of the common shares issuable upon such conversion could adversely affect prevailing market prices of our common shares.  In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common shares.  The conversion rights may make more difficult or discourage a party from taking over our company and removing incumbent management and may discourage or impede transactions that might otherwise be in the interests of our common shareholders.

Future issuances of common shares and hedging activities may depress the trading price of our common shares.

Any issuance of equity securities, including the issuance of shares upon conversion of the Notes, could dilute the interests of our existing shareholders, including holders who have received shares upon conversion of their Notes, and could substantially decrease the trading price of our common shares and of the Notes.  We may issue equity securities in the future for a number of reasons, including to finance our operations and growth strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

In addition, the price of our common shares could also be affected by possible sales of our common shares by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common shares.  This hedging or arbitrage could, in turn, affect the trading price of the Notes and of our common shares.

We do not intend to pay cash dividends on our common shares in the foreseeable future.

We have never declared or paid any cash dividends on our common shares, and we currently do not anticipate paying any cash dividends in the foreseeable future. Because we do not anticipate paying cash dividends for the foreseeable future, holders who convert their Notes into our common shares will not realize a return on their investment unless the trading price of our common shares appreciates.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2006, we granted 4,000 common shares valued at $10.36 per share, the closing price of the common shares on the American Stock Exchange on September 19, 2006, to our Director of Internal Audit.  We made the grant pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits

4.1

Indenture related to the 3.75% Convertible Senior Notes due 2026, dated as of October 18, 2006, by and among Five Star Quality Care, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 24, 2006.)

4.2

Registration Rights Agreement, dated as of October 18, 2006, by and among Five Star Quality Care, Inc., each of the guarantors named therein and the Initial Purchasers named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 24, 2006.)

10.1

Third Amendment to Credit and Security Agreement, dated as of July 11, 2006, by and among Five Star Quality Care, Inc., each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 17, 2006.)

10.2

Fourth Amendment to Credit and Security Agreement, dated as of October 11, 2006, by and among Five Star Quality Care, Inc., each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 11, 2006.)

10.3

Letter Amendment to Master Lease Agreement, dated as of July 13, 2006, by and among HRES1 Properties Trust, as landlord, and FS Patriot LLC and FS Commonwealth LLC, as tenants. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2006.)

10.4

Third Amendment to Master Lease Agreement, dated as of July 31, 2006, by and among HRES1 Properties Trust, as landlord, and FS Patriot LLC and FS Commonwealth LLC, as tenants.(Incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2006.)

10.5

Third Amendment to Second Amended and Restated Lease Agreement, dated as of December 30, 2005, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant.(Incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2006.)

10.6

Letter Agreement, dated as of March 13, 2006, by and between Senior Housing Properties Trust and Five Star Quality Care Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2006.)

10.7

Fifth Amendment to Second Amended and Restated Lease Agreement, dated as of September 1, 2006, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2006.)

10.8

Sixth Amendment to Second Amended and Restated Lease Agreement, dated as of October 1, 2006, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant.(Incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2006.)

10.9

Seventh Amendment to Second Amended and Restated Lease Agreement, dated as of October 1, 2006, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 11, 2006.)

10.10

Eight Amendment to Second Amended and Restated Lease Agreement, dated as of November 1, 2006, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.11

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of September 1, 2006, by and among Five Star Quality Care, Inc., certain affiliates of Five Star Quality Care, Inc. and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2006.)

10.12

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of October 1, 2006, by and among Five Star Quality Care, Inc., certain affiliates of Five Star Quality Care, Inc. and certain affiliates of Senior Housing Properties Trust.(Incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2006.)

10.13

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of November 1, 2006, by and among Five Star Quality Care, Inc., certain affiliates of Five Star Quality Care, Inc. and certain affiliates of Senior Housing Properties Trust.(Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.(Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.(Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

/s/ Evrett W. Benton
Evrett W. Benton
President and Chief Executive Officer
Dated: November 9, 2006

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: November 9, 2006