Form 10-K
period 2006-12-31
FIVE STAR QUALITY CARE INC
filed 2007-03-07
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

617-796-8387

(Registrant’s Telephone Number)

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
Yes  ☐  No  ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $343.4 million based on the $11.07 closing price per common share on the American Stock Exchange on June 30, 2006.   For purposes of this calculation, an aggregate of 557,582.6 shares of common stock are held by the directors and officers of the registrant and have been included in the number of shares of common stock held by affiliates, which includes 35,000 shares of common stock held by Senior Housing Properties Trust.

Number of the registrant’s shares of common stock outstanding as of March 5, 2007: 31,684,134.

In this Annual Report on Form 10-K, the terms the “Company,” “Five Star”, “FVE”, “we”, “us” or “our” include Five Star Quality Care, Inc., and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2007, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE:

•                  THE TERMINATION OF OUR MANAGEMENT AGREEMENTS WITH SUNRISE SENIOR LIVING SERVICES, INC., OR SLS, MAY NOT IMPROVE OUR FINANCIAL RESULTS OR MAY CAUSE US TO EXPERIENCE OPERATING LOSSES.  ALTHOUGH OUR EXPECTATION IS OTHERWISE, WE MAY BE UNABLE TO OPERATE THE COMMUNITIES SLS MANAGED FOR US AS PROFITABLY AS THEY WERE OPERATED BY SLS; AND

•                  OPERATING MARGINS FOR OUR TWO REHABILITATION HOSPITALS MAY BE LOWER THAN WE CURRENTLY ANTICIPATE OR MAY DECLINE.  WE MAY BE UNABLE TO OPERATE THESE HOSPITALS PROFITABLY AND WE MAY EXPERIENCE LOSSES FROM OUR OPERATION OF THESE HOSPITALS.  ALSO, THE PERCENTAGE OF PATIENTS AT THESE HOSPITALS WHICH MEET CERTAIN MEDICARE REQUIREMENTS MAY NOT BE AS HIGH AS WE CURRENTLY ANTICIPATE OR MAY DECLINE AND, AS A RESULT, THESE HOSPITALS MAY RECEIVE LOWER MEDICARE RATES THAN WE CURRENTLY ANTICIPATE.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN THIS ANNUAL REPORT UNDER “ITEM 1A. RISK FACTORS.”

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

FIVE STAR QUALITY CARE, INC.
2006 ANNUAL REPORT ON FORM 10-K

* Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2007, to be filed pursuant to Regulation 14A.

PART I

Item 1.   Business

GENERAL

We operate senior living communities, including independent living and congregate care communities, assisted living communities and nursing homes. As of December 31, 2006, we operated 162 communities containing 18,117 living units, including 113 primarily independent and assisted living communities containing 13,701 living units and 49 nursing homes containing 4,416 living units. Of our 113 primarily independent and assisted living communities, we leased 97 communities containing 12,498 living units from Senior Housing Properties Trust, or Senior Housing, our former parent, and we own or lease from parties other than Senior Housing 16 communities containing 1,203 living units. We lease all but two of our nursing homes from Senior Housing. Our 162 communities include 5,601 independent living apartments, 6,541 assisted living suites and 5,975 skilled nursing beds. We also operate six institutional pharmacies, one of which provides mail order pharmaceuticals to the general public, and we operate two rehabilitation hospitals that we lease from Senior Housing. Our two rehabilitation hospitals contain 342 beds available for inpatient services and 21 affiliated outpatient clinics. Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

OUR HISTORY

Spin off from Senior Housing

We were created by Senior Housing in April 2000 to operate nursing homes repossessed or acquired from two former Senior Housing tenants. We were incorporated in Delaware in April 2000 and reincorporated in Maryland on September 17, 2001. On December 31, 2001, Senior Housing distributed substantially all of our outstanding shares to its shareholders and we became a separate publicly owned company listed on the American Stock Exchange, or AMEX. Pursuant to the transaction agreement governing this spin off:

•                  Senior Housing capitalized us with approximately $50.0 million of equity, consisting of cash and working capital, primarily operating receivables, net of operating payables;

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

In 2002, we commenced operations at 51 senior living communities, including the 31 communities then operated by MSLS, and subsequently operated by SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise, and 20 additional communities. In 2003, we commenced operations at three senior living communities which we lease from Senior Housing.

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

In March 2005, we acquired a 62 unit assisted living community located in Georgia for approximately $6.9 million. In June 2005, we acquired six assisted living communities for approximately $59.0 million. In order to finance this acquisition, we sold four senior living communities to Senior Housing in June 2005 for $24.0 million and Senior Housing leased these communities back to us for initial rent of $2.2 million per year. In August 2005, we sold the six communities to Senior Housing for net proceeds of $56.7 million and Senior Housing leased these communities back to us for initial rent of $5.2 million per year.

Between September and December 2006, we agreed to lease from Senior Housing 11 senior living communities with 1,284 units that Senior Housing acquired from third parties. Six of these communities are assisted living communities (three of which offer some skilled nursing services), three are independent living communities and two are continuing care retirement communities which offer independent living, assisted living and skilled nursing services. Our rent payable to Senior Housing for these 11 communities is $9.0 million per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007. We added these communities to our existing lease with Senior Housing which has a current term ending in 2020, plus renewal options thereafter. Residents pay substantially all of our charges at these communities from their private resources.

Pharmacies

Between September 2003 and November 2006, we acquired a total of six institutional pharmacies located in Wisconsin, Nebraska, California, South Carolina and Virginia.

Rehabilitation Hospitals

In February 2006, we agreed to lease two rehabilitation hospitals from Senior Housing. We commenced operations at these two hospitals on October 1, 2006. Our lease with Senior Housing for these two hospitals expires on June 30, 2026, subject to our right to extend the term of the lease for an additional 20 years. These two hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts. Our rent payable to Senior Housing for these hospitals is $10.3 million per year. These hospitals offer extensive inpatient and outpatient services that we believe are similar to services we currently provide in many of our senior living communities.

Termination of SLS Management Agreements

During 2005 and 2006, we terminated management agreements for the 30 senior living communities that SLS managed for us and began to directly operate these communities for our own account. In connection with these terminations, we paid SLS termination fees totaling $216.1 million. We no longer pay management fees to SLS.

Discontinued Operations

During 2003 and 2004, we ceased operations at one skilled nursing facility which we previously leased from Senior Housing and seven assisted living facilities, one of which we previously leased from Senior Housing.

During 2005, we ceased operations at one assisted living community in Los Angeles, California, and one skilled nursing facility in Milwaukee, Wisconsin. We leased this community and this facility from Senior Housing.  Senior Housing sold the assisted living community in California in December 2005 for net proceeds of approximately $2.6 million, which caused a $260,000 reduction in the annual minimum rent we pay to Senior Housing in accordance with our lease terms. Senior Housing sold the skilled nursing facility located in Wisconsin in December 2006 for net proceeds of approximately $1.3 million, which caused a $130,000 reduction in the annual minimum rent we pay to Senior Housing in accordance with our lease terms.

During 2006, we ceased operations at two skilled nursing facilities located in Connecticut that we leased from Senior Housing. Senior Housing sold these facilities in November 2006 for net proceeds of approximately $5.6 million, which caused a $559,000 reduction in the annual minimum rent we pay to Senior Housing in accordance with our lease terms.

Equity and Debt Financings

In 2002, we issued 3,823,000 shares of our common stock, or common shares, in an underwritten public offering raising net proceeds of $26.1 million. In December 2004 and January 2005, we issued 3,620,000 common shares in an underwritten public offering raising net proceeds of $28.8 million. In 2005, we issued 7,750,000 common shares in an underwritten public offering raising net proceeds of $55.6 million. In 2006, we issued 11,500,000 common shares in an underwritten public offering raising net proceeds of $114.1 million and we issued in a private placement $126.5 million principal amount of our 3.75% Convertible Senior Notes due 2026. The notes bear interest at 3.75% per annum, payable semi-annually, and will mature on October 15, 2026, but are redeemable by us beginning on October 20, 2011. In addition, we may be required by the note holders to redeem the notes on each of October 15, 2013, October 15, 2016 and October 15, 2021.

OUR GROWTH STRATEGY

We believe that the aging of the U.S. population will increase demand for independent living properties, assisted living communities, nursing homes and pharmacy and rehabilitation services. Our principal growth strategy is to profit from this increasing demand by operating properties that provide high quality services to senior residents who pay with private resources and by acquiring and operating pharmacy and rehabilitation health service providers.

We seek to improve the profitability of our existing operations by increasing revenues and improving margins. We attempt to increase revenues by increasing rates and utilization of our facilities and services. We attempt to improve margins by limiting increases in expenses and improving operating efficiencies.

In addition to managing our existing operations, we intend to continue to grow our business through acquisitions of independent and assisted living communities where residents’ private resources account for a large majority of revenues. Since we became a public company in late 2001, we have acquired 112 primarily independent and assisted living communities which in 2006 generated approximately 89% of their revenue from residents’ private resources, rather than from Medicare or Medicaid. We prefer to acquire communities which have achieved or are close to stabilized operations. We also seek to make acquisitions where we can realize cost savings by combining acquired operations with our existing operations.

We also intend to expand our institutional pharmacy business. We acquired our first pharmacy in Wisconsin in 2003. Between 2004 and 2006, we acquired five additional pharmacies: two located in Nebraska, one located in California, one located in South Carolina and one located in Virginia. One of our pharmacies provides mail order pharmaceuticals to the general public. Whenever we buy an institutional pharmacy business, we seek to grow its business by providing pharmacy services at our senior living communities within the same service area. We are currently interested in acquiring pharmacies in other areas where we own senior living communities.

In October 2006, we began to operate two rehabilitation hospitals located in Braintree and Woburn, Massachusetts. These hospitals offer extensive inpatient and outpatient services that are similar to services we currently provide in many of our senior living communities. We may seek to acquire additional rehabilitation hospitals, as well as expand our rehabilitation business at our existing senior living communities.

Although expansion of our nursing home business is not our primary growth strategy, we have in the past considered acquiring additional nursing homes. Most nursing homes are financially dependent upon the Medicare and Medicaid programs. Accordingly, we believe the potential for profitable operations of nursing homes is limited by government rate settings. In these circumstances, we are only interested in expanding our nursing home operations at prices which we believe take into account the risks inherent in government funding. In the past few years, we have been unable to buy nursing homes at prices we consider appropriate, but we may continue to investigate such opportunities in the future.

TYPES OF PROPERTIES

Our present business plan contemplates the ownership, leasing and management of independent living apartments or congregate care communities, assisted living communities, nursing homes and rehabilitation hospitals.

Some of our properties combine more than one type of service in a single building or campus. We operate most of our pharmacies and several of our outpatient rehabilitation clinics from leased commercial spaces.

Independent Living Apartments or Congregate Care Communities. Independent living apartments, or congregate care communities, provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, one or two meals per day in a central dining room, weekly maid service or services of a social director may be included in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some independent living properties, separate parts of the community are dedicated to assisted living or nursing services. As of March 5, 2007, our business includes 5,601 independent living apartments in 43 communities.

Assisted Living Communities. Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community on call or at regularly scheduled times. As of March 5, 2007, our business includes 6,541 assisted living suites in 103 communities.

Nursing Homes. Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built nursing home includes mostly two bed rooms with a separate bathroom in each room and shared dining and bathing facilities. Some private rooms are available for those residents who pay higher rates or for residents whose medical conditions require segregation. Nursing homes are staffed by licensed nursing professionals 24 hours per day. As of March 5, 2007, our business includes 5,975 skilled nursing beds in 76 communities.

Rehabilitation Hospitals. Rehabilitation hospitals, also known as inpatient rehabilitation facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services. Patients in IRFs generally receive a minimum of three hours of rehabilitation services daily. IRFs also provide onsite pharmacy, radiology, laboratory, telemetry, hemodialysis and orthotics/prosthetics services. Outpatient satellite clinics are often included as part of the services offered by IRFs. The two rehabilitation hospitals that we began operating in 2006 have 341 beds available for inpatient services and provide extensive outpatient services from the hospitals premises. In addition, these two hospitals operate 21 affiliated outpatient clinics where patients discharged from the hospitals can continue their therapy programs, and receive amputee, brain injury, cardio-pulmonary, orthopedic, spinal cord injury, stroke and neurorehabilitation rehabilitation services.

Pharmacies. Our institutional pharmacies are located in six leased commercial spaces and one owned commercial space containing approximately 41,114 square feet plus parking areas for our delivery vehicles.

OPERATING STRUCTURE

We have four divisional offices which are located throughout the country. Each divisional office is responsible for multiple regions and is headed by a divisional vice president with extensive experience in the senior living and health rehabilitative industries. We have several regional offices within each division. Each regional office is responsible for multiple communities and is headed by a regional director of operations with extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist. Regional staffs are responsible for all our community operations within the region, including:

•                  resident services;

•                  marketing and sales;

•                  hiring of community personnel;

•                  compliance with applicable legal and regulatory requirements; and

•                  supporting our development and acquisition plans within their region.

Our home office staff performs the following tasks:

•                  general oversight of our regional staff, pharmacy and rehabilitation hospital operations;

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

•                  implementation of our growth strategy; and

•                  accounting and finance functions, including operations budgeting, portions of accounts receivable and collections, accounts payable, portions of payroll, financial reporting, and tax planning and compliance.

STAFFING

Independent and assisted living community staffing. Each of the independent and assisted living communities we operate for our own account has an executive director responsible for the day to day operations of the community, including quality of care, resident services, sales and marketing, financial performance and staff supervision. The executive director is supported by department heads, who oversee the care and service of the residents, a wellness director, who is responsible for coordinating the services necessary to meet the health care needs of our residents and a marketing director, who is responsible for selling our services. Other important staff include the dining services coordinator, the activities coordinator and the property maintenance coordinator.

Nursing home staffing. Each of our nursing homes is managed by a state licensed administrator who is supported by other professional personnel, including a director of nursing, an activities director, a marketing director, a social services director, a business office manager, and physical, occupational and speech therapists. Our directors of nursing are state licensed nurses who supervise our registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing home and on the type of care provided by the nursing home. Our nursing homes also contract with physicians who provide certain medical services.

Pharmacy operations and staffing. Our institutional pharmacy operation provides prescriptions, medical supplies, equipment and services to operators and residents of senior living communities. We do not sell “over the counter” to the public, but our mail order business provides prescriptions and medical supplies to the general public. Each of our pharmacies is managed by an executive director, who is responsible for the day to day operations of each pharmacy and our mail order business, including billings, sales and marketing, financial performance, compliance with regulatory codes regarding the dispensing of controlled substances and staff supervision. Other pharmacy personnel include licensed dispensing pharmacists, a director of pharmacy consultation, a medical records director, a nurse consultant, pharmacy technicians and billing personnel.

Rehabilitation hospital staffing. Each IRF is operated under the leadership of a hospital based chief executive officer with the support of senior staff, including a medical director, chief financial officer, director of patient care services, director of rehabilitation and director of case management. The hospitals are also staffed with board certified physicians who primarily specialize in internal medicine, neurology or physiatry, as well as other licensed professionals, including rehabilitation nurses, physical therapists, occupational therapists, speech and language pathologists, nutrition counselors, neuropsychologists and pharmacists. Each outpatient clinic associated with our IRFs is managed by an outpatient director who is a registered occupational or physical therapist.

EMPLOYEES

As of March 5, 2007, we had approximately 17,108 employees, including 11,960 full time equivalents. Approximately 93 employees, including approximately 78 full time equivalents, are represented under two collective bargaining agreements, which have remaining terms of approximately 3 years. Except for seven contracts entered into with former owner operators of certain pharmacies which we acquired, we have no employment agreements with our employees. We believe our relations with our union and non-union employees are good.

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

Assisted Living Communities. According to the National Academy for State Health Policy, or the National Academy, a majority of states provide or are approved to provide Medicaid payments for services to residents, but not room and board, in some assisted living communities under waivers granted by the Federal Centers for Medicare and Medicaid Services, or CMS, or under Medicaid state plans. Certain other states are planning some Medicaid funding by preparing state plan amendments or requesting waivers to fund assisted living demonstration projects. Because rates paid to assisted living community operators are generally lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health related services provided in nursing homes. States that administer Medicaid programs for services in assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states’ inspection processes for nursing homes.

As a result of the large number of states using Medicaid to purchase services at assisted living communities and the growth of assisted living in recent years, a majority of states have adopted licensing standards applicable to assisted living communities. A majority of states have licensing statutes or standards specifically using the term “assisted living” and have requirements for communities servicing people with Alzheimer’s disease or dementia. The majority of states have revised their licensing regulations recently or are reviewing their policies or drafting or revising their regulations. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living communities. Most state licensing standards apply to assisted living communities whether or not they accept Medicaid funding. Also, according to the National Academy, a few states require certificates of need from state health planning authorities before new assisted living communities may be developed. Based on our analysis of current economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid or other public payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living communities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

The US. Department of Health and Human Services, the Government Accountability Office, or GAO, and the Senate Special Committee on Aging have recently studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to nursing homes. In 2003, the GAO recommended that CMS strengthen its oversight of state quality assurance in Medicaid home and community-based services waiver programs. Since then, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living facilities and has provided guidance and technical assistance to the states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. Also in 2003, a working group of assisted living providers, consumers and regulatory organizations made recommendations to the Senate Special Committee on Aging on a range of subjects, including staffing, funding and regulation of assisted living. We cannot predict whether these studies and reports will result in governmental policy changes or new legislation, or what impact any changes may have. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations. Although CMS is implementing provisions of the Deficit Reduction Act of 2005, or the DRA, enacted in February 2006, that encourage state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, we do not believe a materially increased financial commitment from the federal government to fund assisted living is presently likely. However, we do anticipate that assisted living communities will increasingly be licensed and regulated by the various states, and that, in the absence of federal standards, the states’ policies will continue to vary widely.

Nursing Homes-Reimbursement. About 62% of all nursing home revenues in the U.S. in 2005 (the most recent date for which information is publicly available) came from publicly funded programs, including about 44% from Medicaid programs and 16% from the Medicare program. Nursing homes are among the most highly regulated businesses in the Country. The federal and state governments regularly monitor the quality of care provided at nursing homes. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. A Medicare prospective payment system, or the PPS, was phased in over three years beginning with cost reporting years starting on or after July 1, 1998. Under the PPS, capital costs are part of the prospective rate and are not community specific. The PPS and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home services. At the same time, federal and state enforcement and oversight of nursing homes have been increasing, making licensing and certification of these communities more rigorous.

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

From November 1999 to January 2006, Congress and CMS have provided some periodic relief from the impact of the Balanced Budget Act of 1997 through temporary increases in skilled nursing facility payment rates and temporary moratoria on some therapy limitations for skilled nursing residents covered under Medicare Part B. Effective January 1, 2006, CMS implemented changes to the payment categories it uses to set daily payment rates for Medicare beneficiaries in skilled nursing facilities. CMS introduced nine new payment categories for medically complex patients, increasing the number of categories from 44 to 53, and made revisions to its payment rates for current RUGS. Also effective January 1, 2006, these RUG changes caused the elimination of certain temporary additional payments for certain skilled nursing care and rehabilitation groups. The financial impact of these changes to the Medicare rates on our operations was to effectively eliminate an October 2005 Medicare 3% rate increase; but then in October 2006, the Medicare rates were increased by 3%.

Under the DRA, the federal government is slowing the growth of Medicare and Medicaid payments for nursing home services by several methods. Medicare bad debt reimbursement has been reduced from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid. Limits on Medicare payments were also implemented for outpatient therapies in 2006, with an exception process under which beneficiaries could request an exemption from the cap and be granted the amount of services deemed medically necessary by Medicare. Under the Tax Relief and Health Care Act of 2006, enacted in December 2006, the exemption process has been extended an additional year through 2007. In addition, the DRA increased the “look-back” period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and placing added burdens on nursing homes to collect charges from residents and their transferees. The DRA includes a demonstration project that will award competitive grants to states to provide home and community based long term care services to qualified individuals relocated from nursing homes, providing an increased federal medical assistance percentage for 12 months for each qualifying beneficiary, during a grant period of at least two years. The DRA also includes a post acute payment reform demonstration program that will compare and assess costs and outcomes of services at different long term care sites over three years. Effective January 1, 2007, states may include home and community based services as optional services under their Medicaid state plans, rather than only pursuant to waivers or demonstration projects, and permits such states to cap enrollment, maintain waiting lists and offer the services in only some regions of a state, as they may with waivers. These initiatives will likely decrease the demand for nursing home services and nursing home occupancy and services may decline.

Nursing Homes-Survey and Enforcement. In July 1998, GAO issued a report which found inadequate care in a significant proportion of California nursing homes. Since 1999, the U.S. Department of Health and Human Services, Office of Inspector General has issued several reports concerning quality of care in nursing homes, and the GAO has issued several reports recommending that CMS and the states strengthen their compliance and enforcement practices, including federal oversight of state actions, to better ensure that nursing homes provide adequate care and states act more consistently. The Senate Special Committee on Aging also held hearings on these issues. As a result, CMS has undertaken an initiative to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities. CMS is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated communities with patterns of noncompliance. CMS is increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey communities more consistently. In addition, CMS adopted regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance. Medicare survey results, including fire safety reports, and average nursing staff hours per resident for each nursing home are posted on the Medicare website at www.medicare.gov. CMS issued a proposed rule in 2006 that would require older nursing homes to install sprinklers and to install battery powered smoke detectors in the interim. When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure may be imposed on nursing home operators. Our communities incur sanctions and penalties from time to time. If we are unable to cure deficiencies which have been identified or that are identified in the future, additional sanctions may be imposed, and if imposed, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

In 2000 and 2002, the Department of Health and Human Services and CMS issued reports linking nursing staffing levels with quality of care. The Bush administration has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staffing at this time; however, CMS is publishing the nurse staffing level at each nursing home on the internet (www.medicare.gov) to create market pressure to improve nursing home operations.

Rehabilitation Hospital Regulations and Rate Setting. The two rehabilitation hospitals that we began operating in 2006 are subject to federal, state and local regulation that affect their business activities and determine the rates they receive for services. These facilities are subject to periodic inspection by governmental and non-governmental agencies to ensure continued compliance with various licensure and accreditation standards. In addition, these facilities are certified by CMS to participate in the Medicare program and receive a significant portion of their revenues from that program.

On May 7, 2004, CMS issued a rule establishing revised Medicare standards that rehabilitation hospitals are required to meet in order to participate as IRFs in the Medicare program, known as the “75% Rule.” The 75% Rule generally provides that, to be considered an IRF and receive reimbursement for services under the IRF-prospective payment system, at least 75% of a facility’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. This means that to maintain their current levels of revenues many rehabilitation hospitals may need to reduce the number of non-qualifying patients treated and replace them with qualifying patients, establish other sources of revenues or both. The 75% Rule is being phased in over a four year period that began on July 1, 2004. For cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of CMS’ designated medical conditions. For cost reporting periods starting on and after July 1, 2007, the requirement is 65%, and for cost reporting periods starting on and after July 1, 2008, the requirement is 75%. An IRF that fails to meet the requirements of the 75% Rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. We believe our hospitals are operating in compliance with the current requirements of the 75% Rule and we are taking actions to assure continued compliance with this rule during its full phase in; however, we can provide no assurance that we will be able to continue to comply with these intensifying rules.

Certificates of Need. Most states limit the number of nursing homes and hospitals by requiring developers to obtain certificates of need before new communities may be built and a few states also limit the number of assisted living facilities by requiring certificates of need. Also, states such as California and Texas that have eliminated certificate of need laws often have retained other means of limiting new development, such as the use of moratoria, licensing laws or limitations upon participation in the state Medicaid program. We believe that these governmental limitations may make existing nursing homes and hospitals more valuable by limiting competition.

Other Matters. Federal efforts to target fraud and abuse and violations of anti-kickback laws and physician referral laws by Medicare and Medicaid providers have also increased. In March 2000, the U.S. Department of Health and Human Services Office of Inspector General issued compliance guidelines for nursing communities to assist them in developing voluntary compliance programs to prevent fraud and abuse. The Office of Inspector General issued compliance program guidance for hospitals in 1998 and supplemental guidance in 2005. Rules governing the privacy, use and disclosure of individually identified health information took effect in 2003, with civil and criminal sanctions for noncompliance. An adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or the costs of required compliance with applicable federal or state regulations could adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MPDIMA, Medicare beneficiaries may receive prescription drug benefits effective January 1, 2006 by enrolling in private health plans or managed care organizations, or if they remain in traditional Medicare, by enrolling in stand alone prescription drug plans. We believe that this new Medicare drug benefit may increase the demand for pharmacy products and services, but may also reduce the profitability of providing those services as the Government implements various cost control procedures. We cannot predict the net impact of this program at this time.

A number of legislative proposals that would affect major reforms of the healthcare system have been introduced in the U.S. Congress and many are being considered by some state governments, such as programs for national health insurance, the option of block grants for states rather than federal matching money for certain state Medicaid services, policies encouraging state Medicaid programs to use home and community based long term care services rather than nursing homes, laws authorizing or directing Medicare to negotiate rate reductions for prescription drugs, additional Medicare and Medicaid reforms and federal and state cost containment measures, such as freezing Medicare or Medicaid nursing home payment rates at their current levels and reducing or eliminating annual Medicare or Medicaid inflation allowances or gradually reducing rates for nursing homes and rehabilitation hospitals. In connection with recent fiscal pressures on state governments and increasing costs of Medicaid funding, legislation and regulation to reduce Medicaid nursing home payment rates in some states are possible in the future. We cannot predict whether any of these legislative or regulatory proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

INSURANCE

Litigation against senior living operators has been increasing during the past few years. As a result, liability insurance costs are rising. In recent years, our insurance costs for workers compensation and employee healthcare have also increased significantly. To partially offset these insurance cost increases, we have taken a number of actions including the following:

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

•                  we have hired professional advisors to help us establish programs to reduce our insured workers compensation and professional and general liabilities, including a program to monitor and pro-actively settle liability claims and to reduce workplace injuries; and

•                  we have hired professionals to help us establish appropriate reserves for our retained liabilities and captive insurance programs.

We self insure up to certain limits for workers compensation and professional liability. Claims in excess of these limits are retained by third party insurance providers up to contractual limits, over which we are self insured. Our current insurance arrangements generally are renewable in June 2007. We do not know if our insurance charges and self-insurance reserve requirements will continue to increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means in the future.

COMPETITION

The senior living services, pharmacy and the health rehabilitation businesses are highly competitive. We compete with service providers offering alternate types of services, such as home healthcare services, as well as other companies providing community based services and rehabilitation services. We may expand our business with Senior Housing; however, Senior Housing is not obligated to provide us with opportunities to lease additional properties. We have large lease obligations and limited financeable assets. Many of our competitors have greater financial resources than we do. For all of these reasons and others, we cannot provide any assurance that we will be able to compete successfully for business in the senior living industry.

ENVIRONMENTAL MATTERS

Under various federal, state and local laws, owners as well as tenants and operators of real estate may be required to investigate and clean up hazardous substances released or otherwise present at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean up costs incurred in connection with any such hazardous substances. Under our leases with Senior Housing, we have also agreed to indemnify Senior Housing for any such liabilities related to the properties we lease from Senior Housing. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination, which lien may be senior in priority to our leases. We have reviewed environmental surveys of all of our leased and owned communities. Based upon that review we do not believe that any of these properties are subject to any material environmental contamination. However, no assurances can be given that a prior owner, operator or occupant of our communities did not create a material environmental condition not known to us which might have been revealed by a more in depth study of the properties or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability upon us. The presence or discovery of any material environmental contaminants at our communities could have a material adverse impact on us.

INTERNET WEBSITES

Our internet website address is www.5sqc.com. Copies of our governance guidelines, code of business conduct and ethics and the charters of our audit, quality of care, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, MA 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any shareholder or other interested party who desires to communicate with our independent directors, individually or as a group, may do so by filling out a report on our website. Our board also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address and website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in the websites are not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.    Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

RISKS RELATED TO OUR BUSINESS

A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

For the year ended December 31, 2006, our revenues were $827.3 million and our operating expenses were $941.8 million (including our SLS termination expense of approximately $129.9 million related to 17 management agreements). A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

We may not achieve the anticipated benefits of our termination of management agreements for the 30 communities that SLS previously managed for us.

Between November 2005 and December 2006, we terminated management agreements for the 30 communities that SLS managed for us. The financial benefits we expect to realize from the termination of these management agreements are largely dependent upon our ability to maintain or increase the occupancy of these communities and to lower certain operating costs. Changing management at senior living communities sometimes results in decreased occupancy, declining revenues and increased costs. The transition of operations at senior living communities is often complicated and we can provide no assurance that the benefits we hope to achieve by terminating these SLS management agreements will be realized.

We may not achieve the anticipated benefits from our lease of the two rehabilitation hospitals.

The historical operating and financial information we have concerning the two rehabilitation hospitals’ operations that we received from their prior operator, HealthSouth Corporation, or HealthSouth, may not be accurate. Also, recent changes in Medicare rate formulas applicable to rehabilitation hospitals make it difficult to project these hospitals’ future financial results.  In these circumstances, any projection or implication that our future operation of these hospitals will be profitable may prove to be inaccurate.  In addition, the two rehabilitation hospitals may be subject to retroactive rate adjustments. In fact, we may be unable to operate these hospitals profitably and we may experience losses from our operation of these hospitals.

If we are unable to operate these hospitals successfully, our reputation as a provider of health and rehabilitation services may be damaged. Even if we successfully operate these hospitals, these operations may have little or no benefit to our other operations.

The rehabilitation hospitals may be subject to Medicare reclassification, resulting in lower Medicare rates.

A significant amount of the revenues at our rehabilitation hospitals is paid by Medicare and we became more dependent upon the Medicare program when we began to operate these hospitals than we were before we assumed these operations. Under the “75% Rule,” in order to qualify under Medicare as an IRF, at least 75% of a facility’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. The rule is being phased in over four years. For cost reporting periods starting on and after July 1, 2006, the requirement is 60%; for cost reporting periods starting on and after July 1, 2007 and July 1, 2008, the requirement will be 65% and 75%, respectively. We believe that 60% of the patients at the rehabilitation hospitals we began to operate on October 1, 2006 meet these requirements. If these rehabilitation hospitals are unable to meet the requirements of the 75% Rule, they will be subject to Medicare reclassification as a different type of provider and receive lower Medicare reimbursement rates.

The failure of Medicare and Medicaid rates to match our costs will reduce our income.

Some of our current operations, especially our nursing homes and rehabilitation hospitals, receive significant revenues from the Medicare and Medicaid programs. During the year ended December 31, 2006, approximately 33% of our net revenues from residents and 72% of our hospital revenues were received from these programs. The federal government and some states are now experiencing or have recently experienced fiscal deficits. Historically, when governmental deficits have increased, cut backs in Medicare and Medicaid funding have often followed. These cut backs sometimes include rate reductions, but more often result in a failure of Medicare and Medicaid rates to increase by sufficient amounts to offset increasing costs. For example, since the beginning of 2006, there have been cut backs to Medicare funding which have affected profitability of our current and continuing nursing home operations. We cannot now predict whether future Medicare and Medicaid rates will be sufficient to cover our future cost increases. Future Medicare and Medicaid rate declines or a failure of these rates to cover increasing costs could result in our experiencing lower earnings or losses. The rehabilitation hospitals we began to operate on October 1, 2006 receive a significant part of their revenues from the Medicare program, and these operations will increase our exposure to Medicare rate risks.

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

When we acquire new communities, we sometimes see a decline in community occupancy and it may take a period of time for us to stabilize acquired community operations. Our efforts to restore occupancy or stabilize acquired communities’ operations may not be successful. In addition, we cannot provide any assurance that we will not experience a decline in occupancy at the rehabilitation hospitals we recently began to operate. We have recently expanded into the institutional and mail order pharmacy businesses. Rehabilitation hospitals and pharmacies are businesses with which we have limited experience, and our initiatives in these areas may not be successful.

The nature of our business exposes us to litigation risks. As a result, our insurance costs have increased and may continue to increase, and we self insure a large portion of our litigation risks.

The nature of our business exposes us to litigation, and we are subject to lawsuits in the ordinary course of our business. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other operating companies. Today, some lawyers and law firms specialize in bringing litigation against senior living companies. As a result of this litigation and potential litigation, our cost of liability insurance has increased dramatically during the past few years. Medical liability insurance reform has become a topic of political debate and some states have enacted legislation to limit future liability awards. However, if such reforms are not generally adopted, we expect our insurance costs may continue to increase. To reduce costs, we self insure a significant amount of our litigation liability risks. Although our reserves for liability self insurance have been determined with guidance from third party professionals, our reserves may prove inadequate. Increasing liability insurance costs and increasing self insurance reserves may materially negatively affect our results of operations.

Our business is subject to extensive regulation which increases our costs and may result in losses.

Licensing and Medicare and Medicaid laws require operators of senior living communities and rehabilitation hospitals to comply with extensive standards governing operations. There are also various laws prohibiting fraud by senior living and rehabilitation hospital operators, including criminal laws that prohibit false claims for Medicare and Medicaid coverage and that regulate patient referrals. In recent years, the federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti-fraud investigations. When quality of care deficiencies are identified or improper billing is uncovered, various sanctions may be imposed, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, governmental oversight or loss of licensure. Our communities incur sanctions and penalties from time to time. As a result of this extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance and billing procedures, and we expect these costs may continue to increase. Also, if we become subject to regulatory sanctions, our business may be adversely affected and we might experience financial losses.

A significant increase in our labor costs may have a material adverse effect on us.

Wages and employee benefits represent approximately 47% of our 2006 total operating costs, exclusive of the termination fees we paid to SLS. We compete with other operators of senior living communities and rehabilitation hospitals with respect to attracting and retaining qualified personnel responsible for the day to day operations of each of our communities. A shortage of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, we have to compete for lesser skilled workers with numerous other employers. Further, when we acquire new facilities, we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employment statistics published by the government indicate a tightening job market. Historically, these statistics have often foretold increased wage pressures and we may experience such wage pressures in the near future. For example, recent wage increases in Connecticut made our previous operations in that state unprofitable. Employee benefits costs, including employee health insurance and workers compensation insurance costs, have materially increased in recent years. To help control these costs, we partially self insure our workers compensation insurance and fully self insure our employee health insurance. Although our self insurance reserves have been determined with guidance from third party professionals, our reserves may be inadequate. Increasing employee health and workers compensation insurance costs and increasing self insurance reserves for this type of insurance may materially negatively affect our earnings. No assurance can be given that our labor costs will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Our business requires us to make significant capital expenditures to maintain and improve our facilities.

Physical characteristics of senior living communities and rehabilitation hospitals are mandated by various governmental authorities. Changes in these regulations may require us to make significant expenditures. Our communities sometimes require significant expenditures to address ongoing required maintenance and to make them attractive to residents. In addition, we often are required to make significant capital expenditures when we acquire new facilities. Our available financial resources may be insufficient to fund these expenditures. In addition to capital expenditures we are making at some of our senior living communities, we expect that we will need to make certain capital expenditures at the rehabilitation hospitals we recently began to operate, which could be significant. Senior Housing has historically provided most of the capital we need to improve the properties we lease from it. However, whenever Senior Housing provides such capital, our rent increases and we may be unable to pay the increased rent without experiencing losses.

Our business is highly competitive and we may be unable to operate profitably.

We compete with numerous other companies that provide senior living and rehabilitation hospital services, including home healthcare companies and other real estate based service providers. Historically, nursing homes and rehabilitation hospitals have been somewhat protected from competition by state laws requiring certificates of need to develop new communities; however, these barriers have been eliminated in many states. Also, there are few barriers to competition for home healthcare or for independent and assisted living services. Growth in the availability of nursing home alternatives, including assisted living communities, has had and may in the future have the effect of reducing the occupancy or profitability at nursing homes, including those we operate. Many of our existing competitors are larger and have greater financial resources than us. Accordingly, we cannot provide any assurances that we will be able to attract a sufficient number of residents to our communities or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully or to operate profitably.

We are subject to possible conflicts of interest; we have engaged in, and expect to continue to engage in, transactions with related parties.

Our business is subject to possible conflicts of interest as follows:

•                  our Chief Executive Officer, Evrett W. Benton, and our Chief Financial Officer, Bruce J. Mackey Jr., are also part-time employees of Reit Management & Research LLC, or RMR.  RMR is the manager for Senior Housing and we purchase various services from RMR pursuant to a shared services agreement;

•                  our managing directors, Barry M. Portnoy and Gerard M. Martin, are managing trustees of Senior Housing. Mr. Portnoy also is the majority beneficial owner and the chairman of RMR; a subsidiary of RMR leases office space to us; and Messrs Portnoy and Martin are directors of RMR;

•                  under our shared services agreement with RMR, in the event of a conflict between Senior Housing and us, RMR may act on behalf of Senior Housing rather than on our behalf; and

•                  as of December 31, 2006, we leased from Senior Housing 144 of the 162 senior living communities that we operated for total annual minimum rent of approximately 114.1 million.  In addition, we also lease our two rehabilitation hospitals from Senior Housing for total annual minimum rent of approximately $10.3 million.

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

•                  the power of our board of directors, without a shareholders’ vote, to authorize and issue additional shares and create classes of shares on terms that it determines;

•                  a 75% shareholder vote and cause requirements for removal of directors; and

•                  advance notice procedures with respect to nominations of directors and shareholder proposals.

For all of these reasons, shareholders may be unable to cause a change of control of us or to realize a change of control premium for their shares.

Circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on us.

Approximately 67% of our net revenues from residents from our senior living communities for the year ended December 31, 2006 were paid by residents from their private resources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies.  These market fluctuations may also cause the market price of our common shares to decline.  Our shareholders may be unable to resell their common shares at or above price at which they purchased our shares.

RISKS RELATED TO OUR NOTES

The notes we issued in October 2006, and any notes we may issue in the future will be, effectively subordinated to the debts of our subsidiaries and to our secured debt.

We are a holding company and conduct substantially all of our operations through our subsidiaries. Consequently, our ability to pay debt service on our parent company notes will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our parent company notes are effectively subordinated to liabilities of our subsidiaries.  Certain of our subsidiaries guarantee our obligations under the notes issued in October 2006 and those subsidiaries and additional subsidiaries guarantee our obligations under our revolving credit facility.  In addition, as of December 31, 2006, our subsidiaries had approximately $44.8 million of secured indebtedness outstanding, all of which are obligations of our subsidiaries that are not guarantors of the notes issued in October 2006, and may add additional secured indebtedness under our secured revolving credit facility available for borrowing by us that would effectively rank senior to the outstanding notes, and any new notes we may issue.  The outstanding notes, and any new notes we may issue will be, effectively subordinated to our secured debt.  In addition, non-guarantor subsidiaries have substantial additional obligations, including trade payables and lease obligations, to which our notes are and will be effectively subordinated.

Our right to receive assets of any of our subsidiaries upon its liquidation or reorganization will be structurally subordinated to the claims of our subsidiaries, creditors, except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinated to any security interests in the assets of such subsidiaries and any indebtedness of our subsidiaries that is senior to that held by us. In the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we and the subsidiaries that guarantee our outstanding notes, or any new notes we may issue, may not have sufficient assets to pay amounts due on any or all the notes.

We may be required to prepay our debts at the option of note holders or upon a change of control.

In certain change of control circumstances or if our common shares are no longer traded on a national securities exchange or on an established over the counter market in the United States, holders of our outstanding notes may have the right to require us to purchase their notes at their principal amount plus accrued interest.  Holders of our notes also have the right to require us to purchase for cash all or a portion of their notes on each of October 15, 2013, October 15, 2016 and October 15, 2021; however, we may not have sufficient financial resources at those times to pay the repurchase price and our then existing indebtedness could restrict or prohibit the repurchase.  Any notes we may issue in the future may have similar or even more onerous terms.

If we redeem the notes before maturity, and our noteholders may be unable to reinvest proceeds at the same or a higher rate.

We may redeem all or a portion of our outstanding notes after a certain amount of time.  Generally, the redemption price will equal the principal amount being redeemed, plus any accrued and unpaid interest to, but excluding the redemption date.  If a redemption occurs, holders of these notes may be unable to reinvest the money they receive in the redemption at a rate that is equal to or higher than the rate of return on the redeemed notes.  Notes we may issue in the future may also permit redemption before maturity and create similar risks.

There may be no public market for our notes.

Although resales of our notes have been registered with the SEC and our outstanding notes are traded in the Private Offerings, Resale and Trading through Automated Linkages Market of the National Association of Securities Dealers, Inc., these notes are not listed on any securities exchange.  We can provide no assurance that an active trading market for these notes will exist in the future.  Also the limited liquidity of the trading market for our existing notes, or any notes we may issue in the future, and the market price quoted for our notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for the senior living industry generally.

Increased leverage may harm our financial condition and results of operations.

Our total consolidated long term debt as of December 31, 2006 was approximately $138.0 million and represented approximately 67% of our total book capitalization as of that date.  In addition to our indebtedness, we have substantial lease and other obligations.  The indenture governing our outstanding notes does not limit the amount of additional indebtedness, including senior or secured indebtedness, which we can create, incur, assume or guarantee, nor does the indenture limit the amount of indebtedness or other liabilities that our subsidiaries can create, incur, assume or guarantee.

Our level of indebtedness could have important consequences to our investors, because:

•                  it could affect our ability to satisfy our debt obligations;

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

•                  it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•                  it may make us more vulnerable to downturns in our business, our industry or the economy in general than a company with less debt leverage.

Conversion rights of our outstanding notes may be detrimental to holders of our common shares.

Outstanding notes are convertible into our common shares in various circumstances.  The initial conversion rate (equivalent to an initial conversion price of $13.00 per common share) is subject to adjustment upon the occurrence of various events, including if we make dividends or distributions on our common shares.  If a holder elects to convert these notes in connection with a “make whole fundamental change”, as defined in the indenture governing these notes, that occurs on or prior to October 20, 2011, the conversion rate may be increased by a premium based on the market price of our common shares at the time.  Make whole fundamental changes include certain transactions constituting a change of control, our liquidation or dissolution and certain related events.

The conversion of some or all of our outstanding notes will dilute the ownership interests of our shareholders.  Any sales in the public market of the common shares issuable upon such conversion could adversely affect prevailing market prices of our common shares.  In addition, the existence of the outstanding convertible notes may encourage short selling by market participants because the conversion of these notes could depress the price of our common shares.  These conversion rights also may make more difficult or discourage a party from taking over our company and removing incumbent management and may discourage or impede transactions that might otherwise be in the interests of our common shareholders.  Any future issuance of convertible securities by us may create similar risks.

Future issuances of common shares and hedging activities may depress the trading price of our common shares.

Any issuance of equity securities, including the issuance of shares upon conversion of our outstanding notes, could dilute the interests of our existing shareholders, including holders who have received shares upon conversion of their notes, and could substantially decrease the trading price of our common shares and of the notes.  We may issue equity securities in the future for a number of reasons, including to finance our operations and growth strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

In addition, the price of our common shares could also be affected by possible sales of our common shares by investors who view our outstanding notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity involving both our outstanding notes and common shares.  This hedging or arbitrage could, in turn, affect the trading price of our outstanding notes and of our common shares.

We do not intend to pay cash dividends on our common shares in the foreseeable future.

We have never declared or paid any cash dividends on our common shares, and we currently do not anticipate paying any cash dividends in the foreseeable future. Because we do not anticipate paying cash dividends for the foreseeable future, holders who convert our outstanding notes into our common shares will not realize a return on their investment unless the trading price of our common shares appreciates.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

OUR SENIOR LIVING COMMUNITIES

As of December 31, 2006, we operated 162 senior living communities which we have categorized into two groups as follows:

		Type of units
Type of community	No. of communities	Indep. living apts.	Assist. living suites	Nursing home beds	Total living units	Occupancy for the year ended Dec. 31, 2006	Revenues for the year ended Dec. 31, 2006 (in thousands)	Percent of revenues from private resources
Independent and assisted living communities	113	5,506	6,541	1,654	13,701	92%	$503,246	90%
Skilled nursing facilities	49	95	—	4,321	4,416	89%	242,843	22%
Totals:	162	5,601	6,541	5,975	18,117	91%	$746,089	67%

Independent and Assisted Living Communities

As of December 31, 2006, we operated 113 independent and assisted living communities.  We lease 97 of these communities from Senior Housing and four of these communities from Health Care Property Investors, or HCPI, and we own the remaining 12 communities.  These communities have 13,701 living units and are located in 24 states.  The following table provides additional information about these communities and their operations as of December 31, 2006:

		Type of units
Location	No. of communities	Indep. living apts.	Assist. living suites	Nursing home beds	Total living units	Occupancy for the year ended Dec. 31, 2006	Revenues for the year ended Dec. 31, 2006 (in thousands)	Percent of revenues from private resources
1. Alabama	6	—	258	—	258	93%	$7,822	100%
2. Arizona	4	520	221	188	929	90%	35,417	89%
3. California	4	461	180	59	700	93%	27,075	94%
4. Delaware	5	335	199	341	875	92%	48,518	76%
5. Florida	8	1,205	595	153	1,953	94%	55,682	83%
6. Georgia	10	111	481	40	632	94%	14,157	99%
7. Illinois	1	110	—	—	110	85%	595	100%
8. Indiana	1	117	30	74	221	95%	13,124	82%
9. Kansas	2	253	30	60	343	92%	12,871	86%
10. Kentucky	9	483	291	183	957	95%	33,974	86%
11. Massachusetts	1	—	125	—	125	91%	6,674	100%
12. Maryland	6	275	324	—	599	95%	24,618	100%
13. Mississippi	2	—	130	—	130	77%	870	100%
14. Missouri	1	114	—	—	114	68%	1,793	100%
15. Nebraska	1	—	73	—	73	84%	2,206	100%
16. North Carolina	5	—	461	—	461	87%	16,491	99%
17. New Jersey	1	217	139	60	416	87%	15,634	75%
18. New Mexic	1	114	35	60	209	94%	11,219	94%
19. Ohio	1	144	112	60	316	92%	16,479	78%
20. Pennsylvania	6	—	609	—	609	84%	16,818	100%
21. South Carolina	13	—	652	68	720	94%	25,258	99%
22. Tennessee	10	—	586	14	600	93%	16,410	100%
23. Texas	5	900	346	294	1,540	93%	70,949	85%
24. Virginia	10	147	664	—	811	89%	28,592	100%
Totals:	113	5,506	6,541	1,654	13,701	92%	$503,246	90%

Skilled Nursing Facilities

As of December 31, 2006, we operated 49 skilled nursing facilities.  We lease 47 of these facilities from Senior Housing and we own the other two facilities.  These facilities have 4,416 living units and are located in 11 states.  The following table provides additional information about these facilities and their operations as of December 31, 2006:

		Type of units
Location	No. of communities	Indep. living apts.	Assist. living suites	Nursing home beds	Total living units	Occupancy for the year ended Dec. 31, 2006	Revenues for the year ended Dec. 31, 2006 (in thousands)	Percent of revenues from private resources
1. Arizona	1	—	—	125	125	81%	$6,287	24%
2. California	4	—	—	396	396	95%	27,321	19%
3. Colorado	7	64	—	759	823	88%	47,908	26%
4. Georgia	3	—	—	334	334	94%	16,122	8%
5. Iowa	7	19	—	476	495	89%	26,453	16%
6. Kansas	1	4	—	55	59	97%	2,788	31%
7. Michigan	2	—	—	273	273	88%	22,866	13%
8. Missouri	2	—	—	180	180	89%	7,001	23%
9. Nebraska	14	—	—	817	817	86%	36,744	29%
10. Wisconsin	6	—	—	723	723	89%	41,287	23%
11. Wyoming	2	8	—	183	191	80%	8,066	28%
Totals:	49	95	—	4,321	4,416	89%	$242,843	22%

OUR INPATIENT REHABILITATION HOSPITALS

As of December 31, 2006, we operated two inpatient rehabilitation hospitals that we lease from Senior Housing that are located in Massachusetts.  We commenced operations at these two hospitals on October 1, 2006.  These two hospitals have 342 beds available for inpatient services and 21 affiliated outpatient clinics.  The hospitals had $26.1 million in revenues for the three months ended December 31, 2006 and occupancy was 60% for the three months ended December 31, 2006.  During the three months ended December 31, 2006 approximately 72% of the revenues related to these hospitals came from the Medicare and Medicaid programs, and 59% came from the Medicare program.

OUR SENIOR HOUSING LEASES

We have six leases with Senior Housing.  Four of these leases are for 114 skilled nursing facilities and independent and assisted living communities that we operate, one of these leases is for the 30 communities previously managed by SLS that we now operate for our own account and one of these leases is for the two rehabilitation hospitals that we operate.  The following is a summary of the material terms of our leases.  Because it is a summary, it does not contain all of the information that may be important to you.  If you would like more information, you should read the leases which we have listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference.

The following table is a summary of our leases:

	Number of properties	Annual minimum rent as of December 31, 2006	Initial expiration date	Renewal terms
1. Four leases for skilled nursing facilities and independent and assisted living communities (1)	114	$49.1	December 31, 2020	One 15-year renewal option.

2. One lease for communities previously managed by SLS	30	65.0	December 31, 2017	Two consecutive renewal options for 10 and 5 years (15 years total).

3. One lease for rehabilitation hospitals	2	10.3	June 30, 2026	One 20-year renewal option.
Totals	146	$124.4

(1)                                  Three of these four leases exist to accommodate mortgage financings in affect at the time Senior Housing acquired the leased properties; we have agreed to combine all four of these leases into one lease when these mortgages are paid.

Percentage rent. All of our leases with Senior Housing, other than our lease for the two rehabilitation hospitals, require us to pay additional rent equal to 4% of the amount by which gross revenues of the communities we operate exceed gross revenues in a base year.

Operating costs.  Each lease is a so-called “triple-net” lease which requires us to pay all costs incurred in the operation of the properties, including the costs of personnel, services to residents, insurance and real estate and personal property taxes.

Rent during renewal term.  Rent during each renewal term is the same as the minimum rent and percentage rent payable during the initial term.

Non economic circumstances.  If we determine that continued operations of one or more properties is not economically practical, we may negotiate with Senior Housing to close or sell that community, including Senior Housing’s ownership in the property. In the event of such a sale, Senior Housing receives the net proceeds and our rent for the remaining properties in the affected lease is reduced according to formulas in the leases.

Licenses.  Our leases require us to obtain, maintain and comply with all applicable permits and licenses necessary to operate our properties.

Maintenance and alterations.  We are required to operate continuously and maintain, at our expense, the leased properties in good order and repair, including structural and nonstructural components. We may request Senior Housing to fund amounts needed for repairs and renovations in return for rent adjustments to provide Senior Housing a return on its investment according to formulas set forth in the leases. At the end of each lease term, we are required to surrender the leased properties in substantially the same condition as existed on the commencement date of the lease, subject to any permitted alterations and ordinary wear and tear.

Assignment and subletting.  Senior Housing’s consent is generally required for any direct or indirect assignment or sublease of any of the properties. In the event of any assignment or subletting, we will remain liable under the applicable lease.

Indemnification and insurance.  With limited exceptions, we are required to indemnify Senior Housing from all liabilities which may arise from the ownership or operation of the leased properties. We generally are required to maintain commercially reasonable insurance, including captive self insurance, for:

•                  “all-risk” property insurance, in an amount equal to 100% of the full replacement cost of the properties;

•                  business interruption insurance;

•                  comprehensive general liability insurance, including bodily injury and property damage, in amounts as are generally maintained by companies providing senior living services;

•                  flood insurance if any property is located in whole or in part in a flood plain;

•                  workers compensation insurance if required by law; and

•                  such additional insurance as may be generally maintained by companies providing senior living services, including professional and general liability insurance.

Each lease requires that Senior Housing be named as an additional insured under these policies.

Damage, destruction, condemnation and environmental matters.  If any of the leased properties is damaged by fire or other casualty or taken for a public use, we are generally obligated to rebuild unless the community cannot be restored. If the property cannot be restored, Senior Housing will generally receive all insurance or taking proceeds and we are liable to Senior Housing for the amount of any deductible or deficiency between the replacement cost and the insurance proceeds, and our rent will be adjusted pro rata.  We are also required to remove and dispose of any hazardous substance at the leased properties in compliance with all applicable environmental laws and regulations.

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

•                  our being declared ineligible to receive reimbursement under Medicare or Medicaid programs for any of the leased properties which participate in such programs or the revocation of any material license required for our operations; and

•                  our failure to perform any terms, covenants or agreements of the leases and the continuance thereof for a specified period of time after written notice.

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

Management.  We may not enter into any new management agreement affecting any leased property without the prior written consent of Senior Housing.

Lease subordination.  Our leases may be subordinated to any mortgages on properties leased from Senior Housing.

Financing limitations; security.  Without Senior Housing’s consent we may not incur debt secured by our investments in our tenant subsidiaries. Further, our tenant subsidiaries are prohibited from incurring liabilities other than operating liabilities incurred in the ordinary course of business, liabilities secured by our accounts receivable or purchase money debt. We have pledged 100% of the equity interests of certain of our tenant subsidiaries to Senior Housing and to certain of its lenders, and we may pledge interests in our leases only if the pledge is consented to by Senior Housing.

Item 3.    Legal Proceedings

In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any material pending legal proceeding affecting us for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the AMEX (symbol: FVE). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the AMEX:

2005	High	Low
First Quarter	$9.19	$6.80
Second Quarter	8.65	5.60
Third Quarter	9.09	6.75
Fourth Quarter	7.98	6.02

2006
First Quarter	$12.10	$7.70
Second Quarter	11.64	9.20
Third Quarter	11.95	8.75
Fourth Quarter	11.25	9.43

The closing price of our common shares on the AMEX on March 5, 2007, was $10.51 per share.

As of March 5, 2007, there were 3,177 shareholders of record, and we estimate that as of such date there were in excess of 35,200 beneficial owners of our common shares.

We have not paid any dividends in the past and do not expect to pay dividends in the foreseeable future.

Issuances of unregistered shares during the fourth quarter were as follows: on November 15, 2006, pursuant to our stock option and stock incentive plan, certain of our employees and others who provide services to us received grants totaling 97,200 shares of common stock, par value $0.01 per share, valued at $10.51 per share, the closing price of our common shares on the AMEX on that day.  All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated.  Comparative results are impacted by community acquisitions and dispositions during the periods shown.  This data should be read in conjunction with, and is qualified in its entirety by reference to, management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Operating data:
Total revenues	$827,337	$734,023	$597,824	$545,380	$487,902
Net (loss) income from continuing operations	(112,040)	(81,159)	5,181	(5,079)	(9,796)
Net loss from discontinued operations	(4,625)	(3,000)	(1,890)	(2,860)	(3,378)
Net (loss) income	$(116,665)	$(84,159)	$3,291	$(7,939)	$(13,174)
Net (loss) income per share:
(Loss) income from continuing operations	$(3.92)	$(5.45)	$0.59	$(0.60)	$(1.30)
Loss from discontinued operations	(0.16)	(0.20)	(0.22)	(0.34)	(0.45)
Net (loss) income	$(4.08)	$(5.65)	$0.37	$(0.94)	$(1.74)
Balance sheet data (as of December 31):
Total assets	$366,411	$228,940	$222,985	$147,370	$133,197
Total indebtedness	171,271	45,329	42,581	10,436	16,123
Other long term obligations	28,098	25,465	18,065	16,196	17,723
Total shareholders’ equity	$67,430	$68,804	$95,904	$64,427	$65,047

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INDUSTRY TRENDS

The senior living industry is experiencing growth as a result of demographic factors.  According to census data, the population in the United States over age 75 is growing much faster than the general population.  A large number of independent and assisted living communities were built in the 1990s.  This development activity caused an excess supply of new, high priced communities.  Longer than projected fill up periods resulted in low occupancy, price discounting and financial distress for many independent and assisted living operators.  Development activity was significantly reduced in the early part of this decade.  We believe that the supply and demand for these types of facilities is today nationwide about balanced.  We believe that the aging of the U.S. population and the almost complete reliance of independent and assisted living services upon revenues from residents’ private pay resources should mean that these types of facilities can be profitably operated for the foreseeable future.  However, it appears to us that today some investors may be assuming that the improvements in financial results realized at these types of communities during the past few years may continue indefinitely.  The reported sales prices being paid today for some independent and assisted living communities seem to exceed replacement cost, including fill up losses.  We are concerned that new development activity may occur in the near future, and it is currently unclear whether this activity will result in excess or moderate new supply which can be absorbed without adversely affecting existing market conditions.

The increasing availability of assisted living facilities in the 1990s caused occupancy at many nursing homes to decline.  This fact, together with restrictions on development of new nursing homes by most states, has caused nursing care to be delivered in many older facilities.  We believe that many nursing homes currently in operation are becoming physically obsolete and that eventually political pressures from an aging population will cause governmental authorities to permit increased new construction.

Rehabilitation hospitals provide intensive medical services, intensive physical therapy, occupational therapy and speech language services beyond the capability customarily available in skilled nursing facilities.  We believe that if we are successful in our operation of our rehabilitation hospitals, our reputation in the rehabilitation business (including providing outpatient rehabilitation services) will be enhanced.  This may provide other possible opportunities for us to acquire additional IRFs or to provide increasing amounts of rehabilitation services at our senior living communities.

Institutional pharmacies provide large quantities of drugs at locations where patients with recurring pharmacy requirements are concentrated.  The business rationale for an institutional pharmacy is to deliver drugs and pharmacy services more efficiently and at lower costs than from expensive retail locations which cater to short term requirements.  The aging of the population and recent pharmacological innovations have created rapidly growing demand for pharmacy drugs and services.  We believe that the Medicare D benefits program which became effective January 1, 2006 will increase the demand for pharmacy drugs and services and that cost containment pressures, which inevitably will be part of this government funded program, will increase business for efficient institutional pharmacy businesses such as those we have recently begun to operate, but that these same cost containment pressures may limit the long term profitability of this business.

We earn our revenues from residents primarily by providing housing and services to our residents.  During 2006, approximately 33% of our net revenues from residents at our senior living communities came from the Medicare and Medicaid programs and 67% of our net revenues from residents came from private pay and other resources.  We bill all private pay residents in advance for the housing and services to be provided in the following month.

Our material expenses were:

•                  Wages and benefits — includes wages for our employees working at our senior living communities and wage related expenses such as health insurance, workers compensation insurance and other benefits.

•                  Other operating expenses — includes utilities, housekeeping, dietary, maintenance, marketing, insurance and community level administrative costs at our senior living communities.

•                  Hospital expenses — includes wages and benefits for our hospital based staff and other operating expenses related to our hospital business.

•                  Pharmacy expenses — includes the cost of drugs dispensed to our patients as well as wages and benefits for our pharmacies and staff and other operating expenses related to our pharmacy business.

•                  Rent expense — we lease 144 of our 162 senior living communities and two rehabilitation hospitals from Senior Housing and four senior living communities from HCPI.

•                  Management fee to SLS — fees for the senior living communities SLS historically managed for us.

•                  General and administrative expenses — principally wage related costs for headquarters and regional staff supporting our communities.

•                  Depreciation and amortization expense — we incur depreciation expense on buildings and furniture and equipment.

•                  Interest expense — includes interest on outstanding debt balances and amortization of deferred financing costs.

The following information should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K.

Year ended December 31, 2006 versus year ended December 31, 2005

The following tables present an overview of our portfolio for the years ended December 31, 2006 and 2005:

	For the years ended December 31,
	2006	2005	$ Variance	Change
	(dollars in thousands, except per day amounts)
Net revenues from residents	$748,003	$700,891	$47,112	7%
Hospital revenue	26,130	—	26,130	—
Pharmacy revenue	53,204	33,132	20,072	61%
Wages and benefits	384,005	356,367	27,638	8%
Other operating expenses	187,335	180,694	6,641	4%
Hospital expenses	23,589	—	23,589	—
Pharmacy expenses	52,972	31,823	21,149	66%
Management fee to SLS	8,744	21,256	(12,512)	-59%
Termination expense for SLS management agreements	129,913	86,286	43,627	51%
Rent expense	111,481	98,890	12,591	13%
General and administrative	33,829	28,221	5,608	20%
Depreciation and amortization	9,950	7,114	2,836	40%
Impairment of assets	—	2,333	(2,333)	—
Interest and other income	6,806	1,543	5,263	341%
Interest expense	4,365	3,741	624	17%
Provision for income taxes	—	—	—	—
Loss from discontinued operations	(4,625)	(3,000)	(1,625)	-54%
Net loss	(116,665)	(84,159)	(32,506)	-39%

No. of senior living communities (end of period)	162	151	—	11
No. of living units (end of period)	18,117	16,810	—	1,307
Occupancy	91%	90%	—	1%
Average daily rate	$124	$127	$(3)	-2%
Percent of net revenues from residents from Medicare	14%	15%	—	-1%
Percent of net revenues from residents from Medicaid	19%	20%	—	-1%
Percent of net revenues from residents from private and other sources	67%	65%	—	2%

Comparable Communities (communities that we operated continuously since January 1, 2005):

	For the years ended December 31,
	2006	2005	$ Variance	Change
	(dollars in thousands, except per day amounts)
Net revenues from residents	$716,170	$688,782	$27,388	4%
Community expenses	544,333	527,524	16,809	3%
No. of communities (end of period)	144	144	—	—
No. of living units (end of period)	16,160	16,160	—	—
Occupancy	90%	90%	—	—
Average daily rate	$135	$130	5	4%
Percent of net revenues from residents from Medicare	14%	15%	—	-1%
Percent of net revenues from residents from Medicaid	20%	20%	—	—
Percent of net revenues from residents from private and other sources	66%	65%	—	1%

The 7% increase in net revenues from residents is due primarily to revenues from the six communities we acquired in June 2005, the 11 communities we acquired in the fourth quarter of 2006, higher per diem charges to residents and a 1% increase in occupancy.  The 4% increase in net revenues from residents at the communities that we have operated continuously since January 1, 2005 is due primarily to higher per diem charges to residents.  The increase in revenues from our hospitals is a result of our beginning operations at our hospitals in October 2006.  The 61% increase in revenues from our pharmacies is a result of our acquiring one pharmacy in each of June 2005, December 2005, May 2006 and November 2006.

Our 8% increase in wages and benefits costs is primarily due to wages and benefits at the six communities we acquired in June 2005, the 11 communities we acquired in the fourth quarter of 2006 and wage increases.  The 4% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the six communities we acquired in June 2005, the 11 communities we acquired in the fourth quarter of 2006 and increased charges from third parties.  The community expenses for the communities that we have operated continuously since January 1, 2005 have increased by 3%, principally due to wage and benefit increases.  The increase in hospital expenses is a result of our beginning operations at our hospitals in October 2006.  The 66% increase in pharmacy expenses is a result of our acquiring one pharmacy in each of June 2005, December 2005, May 2006 and November 2006.  Management fees to SLS decreased by 59% due to our termination of 12 management agreements in November 2005, one agreement in February 2006, 10 agreements in June 2006 and seven agreements in December 2006.  The 13% rent expense increase is primarily due to the communities that we began to lease in 2005 and 2006, the hospitals we began to lease in October 2006 and our payment of additional rent for capital improvements purchased by Senior Housing since January 1, 2005.

In April 2006, we sent notices to SLS to terminate management agreements for 10 of the 17 senior living communities that SLS then managed for us.  In June 2006, we paid SLS termination fees totaling $89.8 million and terminated the SLS management agreements for these 10 communities.  In December 2006, we terminated the last seven agreements under which SLS managed senior living communities for us and paid SLS termination fees totaling $40.1 million.  We no longer pay management fees to SLS.

The 20% increase in general and administrative expenses for the year ended December 31, 2006 results from the six communities we acquired in June 2005, the 11 communities we acquired in the fourth quarter of 2006, the 30 communities we began to operate that were previously managed for us by SLS and the rehabilitation hospitals we began to operate in October 2006.

The 40% increase in depreciation and amortization for the year ended December 31, 2006 is primarily attributable to our purchase of furniture and fixtures for our communities and in connection with our pharmacy acquisitions.

Our interest and other income increased by $5.3 million, or 341%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily as a result of a payment from HealthSouth to settle numerous transition matters and claims related to our assumption of the operations of the two rehabilitation hospitals.  The amount of this settlement was approximately $2.4 million.  Interest and other income also increased as a result of higher levels of investable cash and increased yields on our cash and investments.

Our interest expense increased by 17%, primarily due to the issuance of our convertible notes in October 2006.

Because of our operating loss carryforwards, we do not anticipate owing federal tax in 2006.

Loss from discontinued operations for the year ended December 31, 2006 was $4.6 million, compared to a loss of $3.0 million for the year ended December 31, 2005.  The losses in both years are primarily due to operating expenses we incurred as a result of our shutting down operations at two communities in 2005 and 2006.

Year ended December 31, 2005 versus year ended December 31, 2004

The following tables present an overview of our portfolio for the years ended December 31, 2005 and 2004:

	For the years ended December 31,
	2005	2004	$ Variance	Change
	(dollars in thousands, except per day amounts)
Net revenues from residents	$700,891	$584,615	$116,276	20%
Pharmacy revenue	33,132	13,209	19,923	151%
Wages and benefits	356,367	302,282	54,085	18%
Other operating expenses	180,694	153,472	27,222	18%
Pharmacy expenses	31,823	12,093	19,730	163%
Management fee to SLS	21,256	19,293	1,963	10%
Termination expense for SLS management agreements	86,286	—	86,286	—
Rent expense	98,890	82,453	16,437	20%
General and administrative	28,221	20,052	8,169	41%
Depreciation and amortization	7,114	3,372	3,742	111%
Impairment of assets	2,333	—	2,333	—
Interest and other income	1,543	1,666	(123)	-7%
Interest expense	3,741	1,172	2,569	219%
Provision for income taxes	—	120	(120)	—
Loss from discontinued operations	(3,000)	(1,890)	(1,110)	-59%
Net (loss) income	(84,159)	3,291	(87,450)	-2,657%

No. of senior living communities (end of period)	151	144	—	7
No. of living units (end of period)	16,810	16,054	—	756
Occupancy	90%	89%	—	1%
Average daily rate	$127	$112	$15	13%
Percent of net revenues from residents from Medicare	15%	16%	—	-1%
Percent of net revenues from residents from Medicaid	20%	20%	—	—
Percent of net revenues from residents from private and other sources	65%	64%	—	1%

Comparable Communities (communities that we operated continuously since January 1, 2004):

	For the years ended December 31,
	2005	2004	$ Variance	Change
	(dollars in thousands, except per day amounts)
Net revenues from residents	$604,967	$574,952	$30,015	5%
Community expenses	469,062	448,161	20,901	5%
No. of communities (end of period)	97	97	—	—
No. of living units (end of period)	13,410	13,410	—	—
Occupancy	90%	90%	—	—
Average daily rate	$137	$131	6	5%
Percent of net revenues from residents from Medicare	17%	18%	—	-1%
Percent of net revenues from residents from Medicaid	23%	23%	—	—
Percent of net revenues from residents from private and other sources	60%	57%	—	3%

The 20% increase in net revenues from residents is due primarily to revenues from the 47 communities we acquired in November 2004, the six communities we acquired in June 2005, higher per diem charges to residents and a 1% increase in occupancy.  The 5% increase in net revenues from residents at the communities that we operated continuously since January 1, 2004 is due primarily to higher per diem charges to residents.  The increase in revenues from our pharmacies is a result of our acquiring one pharmacy in September 2004 and another pharmacy in June 2005.

Our 18% increase in wages and benefits costs is primarily due to wages and benefits at the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and wage increases.  The 18% increase in other operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and increased charges from third parties.  The community expenses for the communities that we have operated continuously since January 1, 2004 increased by 5% principally due to wage and benefit increases.  The 163% increase in pharmacy expenses is a result of our acquiring one pharmacy in September 2004 and another pharmacy in June 2005.  Management fees related to the 30 communities that SLS managed for us increased by 10% because of increased revenues at these communities and a contractual increase in the formula for calculating the management fee.  The 20% rent expense increase is due to additional communities that we began to lease in 2004 and 2005, and our payment of additional rent for capital improvements purchased by Senior Housing since January 1, 2004.

The termination expense for SLS management agreements arose from our termination of management agreements for 13 of the 30 senior living communities that SLS then managed for us.  In August 2005, we notified SLS of the termination of management agreements for 12 senior living communities, and, in November 2005, we terminated these SLS management agreements for a payment of $81.5 million.  In February 2006, we terminated the management agreement for one additional community for a payment of $4.8 million, but because we sent a binding termination notice to SLS for this community in December 2005, we accrued this termination fee in 2005.

The 41% increase in general and administrative expenses for the year ended December 31, 2005 primarily results from our increased operations at the 47 communities we acquired in November 2004, the six communities we acquired in June 2005, integration costs associated with our acquisition of those communities and increased audit and professional services fees for compliance with the requirements of the Sarbanes-Oxley Act of 2002.

The 111% increase in depreciation and amortization for the year ended December 31, 2005 is primarily attributable to the 47 communities we acquired in November 2004, the six communities we acquired in June 2005 and our purchase of furniture and fixtures for our communities then managed by SLS.

To partially fund our termination fees for the 12 management agreements with SLS on November 1, 2005, we sold the six communities that we acquired in June 2005 to Senior Housing for net proceeds of $56.7 million, and Senior Housing leased these communities back to us.  In connection with the sale of these communities to Senior Housing, we recognized a $2.3 million impairment charge to reduce the carrying value of these communities to the amount realized upon their sale to Senior Housing.  The purchase price paid to us by Senior Housing is the same amount as the purchase price we paid to the seller of the communities.  The impairment loss which we recognized in 2005 relates principally to transaction costs which we previously capitalized.

Our interest and other income decreased by 7% primarily because of lower levels of investable cash.

Our interest expense increased by $2.6 million, or 219%, primarily due to the mortgages we assumed in connection with certain acquisitions.

The provision for income taxes decreased because we do not anticipate owing tax under the alternative minimum tax regime in 2005.  We accrued $120,000 of federal alternative minimum income tax expense during the year ended December 31, 2004.

Loss from discontinued operations for the year ended December 31, 2005 was $3.0 million, compared to a loss of $1.9 million for the year ended December 31, 2004.  The losses in both years are primarily the result of our ceasing operations at two communities in 2005 and three communities in 2004.

LIQUIDITY AND CAPITAL RESOURCES

We believe that a combination of our cash on hand, our efforts to increase revenues and contain costs, our ability to borrow on our revolving credit facility, our ability to sell to Senior Housing certain capital improvements made to communities that we lease from Senior Housing and the possibility of sales or financings of our owned communities will be sufficient to meet our working capital needs, operating expenses, rent payments to Senior Housing, debt service and capital expenditures for the next 12 months and the foreseeable future.

Assets and Liabilities

Our current assets at December 31, 2006 were $205.8 million, compared to $94.1 million at December 31, 2005.  At December 31, 2006 and 2005, we had cash and cash equivalents of $46.2 million and $16.4 million, respectively.  This increase in cash and cash equivalents is primarily the result of the issuance of our convertible notes in October 2006.  Our current liabilities were $132.9 million at December 31, 2006, compared to $90.0 million at December 31, 2005.  The increase in current liabilities is primarily the result of our electing to prepay seven mortgages in accordance with the terms of the related indebtedness.    We expect to complete these prepayments totaling approximately $28.7 million by March 31, 2007.

Our Leases with Senior Housing

As of March 5, 2007, we lease 144 senior living communities and two rehabilitation hospitals from Senior Housing under six leases.  Our leases with Senior Housing require us to pay minimum rent of $124.4 million annually and percentage rent for most communities.

The terms of our leases with Senior Housing contain provisions whereby Senior Housing may cancel our rights under these agreements upon the acquisition by any person or group of more than 9.8% of our voting stock and upon other “change of control” events.  These leases also limit our ability to create, incur, assume or guarantee indebtedness.  As of March 5, 2007, we believe we are in compliance with the terms of our leases with Senior Housing.

Upon our request, Senior Housing reimburses our capital expenditures made at the communities we lease from Senior Housing and increases our rent pursuant to contractual formulas.  Senior Housing reimbursed us $23.7 million during the year ended December 31, 2006 for capital expenditures made at these leased communities and increased our annual rent by approximately $2.3 million.

                In February 2006, we assumed the operations of a community from SLS which is located in Coral Springs, Florida. We began a significant capital improvement project at this community in 2006 that will continue into 2007 and the cost of this project may total approximately $5.0 million.  Pursuant to the terms of our lease with Senior Housing, Senior Housing will fund the cost of this capital improvement project and our annual rent payable to Senior Housing will increase pursuant to the formula set forth in the lease.

Our Revenues

Our revenues from services to residents at our communities are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.  At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues from residents were earned primarily at our 49 nursing homes.  We derived 33% and 35% of our net revenues from residents from these programs for the years ended December 31, 2006 and 2005, respectively.

Our Medicare net revenues from senior living community residents totaled $103.7 million and $105.0 million for the years ended December 31, 2006 and 2005, respectively.  In each of October 2006 and 2005, our Medicare rates increased by approximately 3% over the prior period.  Our change in Medicare revenues from 2005 to 2006 resulted from a slight decrease in the number of residents at our facilities who were eligible for Medicare. Effective January 1, 2006, CMS implemented changes to the payment categories it uses to set daily payment rates for Medicare beneficiaries in skilled nursing facilities.  These categories are known as Resource Utilization Groups, or RUGs.  CMS has introduced nine new payment categories for medically complex patients, increasing the number of categories from 44 to 53, and has made revisions to its payment rates for current RUGs.  Also effective January 1, 2006, these RUG changes eliminated certain temporary additional payments for certain skilled nursing care and rehabilitation groups.  These changes to Medicare reimbursement rates effectively eliminated the benefit of the October 2005 Medicare rate increases.

Our Medicaid net revenues from senior living community residents totaled $141.7 million and $137.0 million for the years ended December 31, 2006 and 2005, respectively.  The Bush administration and certain members of the Senate and the House of Representatives have recently proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding.  The magnitude of the potential Medicare and Medicaid rate reductions and the impact of the failure of these programs to increase rates to match increasing expenses, as well as the magnitude of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations, may affect our future results of operations and may produce losses.

We began to operate two rehabilitation hospitals in October 2006.  Approximately 72% of our revenues from these hospitals came from the Medicare and Medicaid programs.  In May 2004, CMS issued a rule establishing revised Medicare standards that rehabilitation hospitals are required to meet in order to participate as IRFs in the Medicare program, known as the “75% Rule”.  The 75% Rule is being phased in over a four year period that began on July 1, 2004.  For cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of CMS’ designated medical conditions.  For cost reporting periods starting on and after July 1, 2007, the requirement is 65% and for cost reporting periods starting on and after July 1, 2008, the requirement is 75%.  An IRF that fails to meet the requirements of the 75% Rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates.

Under the MPDIMA, Medicare beneficiaries may receive prescription drug benefits effective January 1, 2006 by enrolling in private health plans or managed care organizations, or if they remain in a traditional Medicare program, by enrolling in stand alone prescription drug plans.  As a result, our pharmacy operations became more dependent upon the Medicare program.

Insurance

Recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance, may continue to have an adverse impact upon our future results of operations.  Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims.

Acquisitions and Related Financings

In March 2005, we acquired a 62 unit assisted living community located in Georgia for approximately $6.9 million.  We financed the acquisition with cash on hand.

In June 2005, we acquired six assisted living communities for approximately $59.0 million; these communities had a combined licensed resident capacity of 654 and are located in western Pennsylvania.  We funded this purchase using $10.0 million drawn under our revolving credit facility, the proceeds of a sale leaseback transaction and a mortgage transaction with Senior Housing.  In connection with these transactions, we sold four assisted living communities to Senior Housing for $24.0 million and Senior Housing leased these communities back to us for initial rent of $2.2 million per year.  Senior Housing also provided us with a $43.5 million first mortgage line of credit secured by the six purchased communities.  We borrowed $24.0 million under the first mortgage line of credit when we closed this purchase and repaid it in August 2005 with proceeds raised from our sale of common shares.

In October 2005, we sold six communities to Senior Housing for net proceeds of $56.7 million and Senior Housing leased these communities back to us.  Our initial rent to Senior Housing for these communities was $5.2 million per annum.  The purchase price paid to us by Senior Housing is the same amount as the purchase price we paid to acquire the communities.  In connection with the sale and leaseback of the six communities, we terminated the first mortgage line of credit with Senior Housing which had been secured by these facilities.

Between September and December 2006, we agreed to lease 11 senior living communities with 1,284 units which Senior Housing acquired from third parties.  Six of these communities are assisted living communities (three of which offer some skilled nursing services), three are independent living communities and two are continuing care retirement communities which offer independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these 11 communities is $9.0 million per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007.  We added these communities to our existing lease with Senior Housing which has a current term ending in 2020, plus renewal options thereafter.  Residents pay substantially all of our charges at these communities from their private resources.

Between June 2005 and November 2006, we acquired four institutional pharmacy businesses located in Omaha, Nebraska, West Hills, California, Myrtle Beach, South Carolina and Vienna, Virginia for approximately $4.6 million, $450,000, $3.6 million and $2.3 million, respectively.

Rehabilitation Hospitals

In October 2006, we began to lease two rehabilitation hospitals from Senior Housing.  The term of the lease for these two hospitals expires on June 30, 2026, subject to our right to extend the term of the lease for an additional 20 years. These two hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts.  Our rent payable to Senior Housing for these hospitals is $10.3 million per year.  These hospitals offer extensive inpatient and outpatient services that we believe are similar to services we provide, or may provide, in many of our senior living communities.

Discontinued Operations

                During 2005, we ceased operations at one assisted living community in Los Angeles, California and one skilled nursing facility in Milwaukee, Wisconsin.  We leased this community and this facility from Senior Housing.  Senior Housing sold the assisted living community located in California in December 2005 for net proceeds of approximately $2.6 million, which caused a $260,000 reduction in the annual minimum rent we pay to Senior Housing in accordance with our lease terms.  Senior Housing sold the skilled nursing facility located in Wisconsin in December 2006 for net proceeds of approximately $1.3 million, which caused a $130,000 reduction in the annual minimum rent we pay to Senior Housing in accordance with our lease terms.

                In June 2006, we ceased operations at two skilled nursing facilities located in Connecticut that we leased from Senior Housing.  Senior Housing sold those facilities in November 2006 for net proceeds of approximately $5.6 million, which caused a $559,000 reduction in the annual minimum rent we pay to Senior Housing in accordance with our lease terms.

Termination of SLS Management Agreements

In November 2005, we terminated management agreements for 12 of the 30 senior living communities that SLS then managed for us, paid SLS termination fees totaling $81.5 million and began to directly operate these communities.  We funded this termination payment with cash on hand, including the proceeds from our August and September 2005 common share offering, and with the proceeds of a sale leaseback transaction with Senior Housing for the six communities we acquired in June 2005.  In February 2006, we terminated a management agreement for one senior living community that SLS then managed for us, paid SLS a termination fee of $4.8 million and began to directly operate this community.  In June 2006, we terminated management agreements for 10 of the 17 senior living communities that SLS then managed for us, paid SLS termination fees totaling $89.8 million and began to directly operate these communities.  We funded this termination payment with cash on hand, including the proceeds from our April 2006 common share offering.  In December 2006, we terminated management agreements for all of the remaining senior living communities that SLS then managed for us, paid SLS termination fees totaling $40.1 million and began to directly operate these communities.  We funded this termination payment with cash on hand, including the proceeds from our issuance of the convertible notes in October 2006.  We no longer pay management fees to SLS.

Equity and Debt Financings

In December 2004 and January 2005, we issued 3,620,000 common shares in an underwritten public offering raising net proceeds of $28.8 million.  We used a portion of the proceeds raised in this offering to pay off a $16.8 million mortgage loan with Senior Housing, and we added the remainder to our cash balances.  In August and September 2005, we issued 7,750,000 common shares in an underwritten public offering raising net proceeds of $55.6 million.  We used a portion of the proceeds raised in this offering to pay off the $24.0 million first mortgage line of credit with Senior Housing described above and to reduce amounts outstanding under our revolving credit facility, and we added the remainder to available cash balances.  In April 2006, we issued 11,500,000 common shares in an underwritten public offering raising net proceeds of $114.0 million.  We used a portion of the proceeds raised in this offering to pay the $89.8 million in termination fees for the 10 SLS management agreements we terminated in June 2006, and we added the remainder to available cash balances.  In October 2006, we issued in a private placement $126.5 million principal amount of our convertible notes.  We used the proceeds raised in this private placement to pay the termination fees for the remaining management agreements with SLS, and we added the remainder to available cash balances.

Contractual Obligations Table

              As of December 31, 2006, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$171,271	$33,317	$406	$353	$137,195
Operating Lease Obligations (2)	1,611,820	125,584	251,167	251,167	983,902
Other Long Term Liabilities Reflected on our Balance Sheet (3)	18,464	—	14,433	4,031	—
Total	$1,801,555	$158,901	$266,006	$255,551	$1,121,097

(1)                                  Debt Obligations are the amounts due under several HUD insured mortgages as well as our outstanding convertible notes.  Debt Obligations due in less than one year include the entire balances for the seven mortgages that we expect to prepay by March 31, 2007.

(2)                                  Operating Lease Obligations are the minimum lease payments to Senior Housing and HCPI through the current lease terms ending between 2014 and 2026.  These amounts do not include percentage rent that may become payable under these leases.

(3)                                  Other Long Term Liabilities Reflected on our Balance Sheet are primarily insurance reserves related to workers compensation and professional liability insurance.

Debt Instruments and Covenants

The interest rate on borrowings under our revolving credit facility is LIBOR plus a premium.  The maximum amount available under this facility is $25.0 million, and is subject to limitations based upon qualifying collateral.  We are the borrower under the revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility.  The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may draw under this credit facility may be increased to $50.0 million.  In July 2006, we entered into an amendment to the facility to lower the interest paid on drawings under the facility and to extend the termination date to May 8, 2008.  The termination date may be further extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of December 31, 2006 and March 5, 2007, no amounts were outstanding under this credit facility.  As of December 31, 2006 and March 5, 2007, we believe we are in compliance with all applicable covenants under this revolving credit facility.

At December 31, 2006, we had 11 HUD insured mortgage loans totaling $44.8 million that were secured by nine of our communities.  By March 31, 2007, we expect to have prepaid seven mortgages that were secured by six of our communities.  We expect to pay approximately $28.7 million to payoff these seven mortgages, which will consist of approximately $27.8 million in principal and approximately $881,000 in prepayment penalties.  Because we had carried these mortgages at a premium to their fair value, we will recognize a gain of approximately $4.5 million in connection with the early extinguishment of debt.  The weighted average interest rate on these mortgages was 7.3%.  The weighted average interest rate on the remaining four mortgages is 6.1%.  Payments of principal and interest are due monthly on our remaining four mortgages until maturities at varying dates ranging from February 2032 to June 2039.  These mortgages contain standard HUD mortgage covenants.  As of December 31, 2006 and March 5, 2007, we believe we are in compliance with all covenants of these four mortgages.

In October 2006, we issued in a private placement $126.5 million principal amount of convertible notes, which included $16.5 million principal amount of the notes issued pursuant to the underwriters exercise of an over allotment option. Our net proceeds from this private placement were approximately $122.6 million.  These notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to possible adjustment, is 76.9231 common shares per $1,000 principal amount of notes, which represents an initial conversion price of $13.00 per share.  A holder that surrenders notes for conversion in connection with a “make whole fundamental change,” as defined in the indenture governing the notes, that occurs before October 20, 2011 may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price).

The convertible notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, starting on April 15, 2007.  The notes mature on October 15, 2026.  On or after October 20, 2011, we may redeem the notes, in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest.  On each of October 15, 2013, October 15, 2016 and October 15, 2021, holders of the notes may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest.  If a “fundamental change,” as defined in the indenture governing the notes, occurs, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the notes.  The notes are guaranteed by certain of our wholly owned subsidiaries.  Our subsidiary guarantors may be released from their obligations under certain circumstances.  As of  December 31, 2006 and March 5, 2007, we believe we are in compliance with all covenants of the indenture pursuant to which these notes were issued.

Off Balance Sheet Arrangements

As of December 31, 2006, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, or material joint ventures or partnerships.

Related Person Transactions

We were a 100% owned subsidiary of Senior Housing before December 31, 2001.  On December 31, 2001, Senior Housing distributed substantially all of our then outstanding shares to its shareholders.  In order to effect this spin off and to govern relations after the spin off, we entered into agreements with Senior Housing and others pursuant to which it was agreed, among other things, that:

•                  so long as Senior Housing remains a real estate investment trust, or a REIT, we may not waive the share ownership restrictions in our charter on the ability of any person or group to acquire more than 9.8% of any class of our equity shares without the consent of Senior Housing;

•                  so long as we are a tenant of Senior Housing, we will not permit nor take any action that, in the reasonable judgment of Senior Housing or HRPT Properties Trust (another REIT), or HRPT, might jeopardize the tax status of Senior Housing or HRPT as REITs;

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

Of the 162 senior living communities we operate, 144 are leased from Senior Housing for total annual minimum rent of $114.1 million.

Since January 1, 2006, we have entered into several transactions with Senior Housing, including:

•                  In October 2006, we began to lease two rehabilitation hospitals from Senior Housing.  The term of the lease for these two hospitals expires on June 30, 2026, subject to our right to extend the term of the lease for an additional 20 years.   These two hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts.  Our rent payable to Senior Housing for these hospitals is $10.3 million per year.  These hospitals offer extensive inpatient and outpatient services that we believe are similar to services we provide, or may provide, in many of our senior living communities.

•                  In June 2006, we ceased operations at two communities located in Connecticut that were leased from Senior Housing.  In November 2006, Senior Housing sold these two communities for net proceeds of approximately $5.6 million, which will reduce the annual minimum rent we pay to Senior Housing under our lease by $559,000.

•                  Between September and December 2006, we agreed to lease 11 senior living communities with 1,284 units which Senior Housing acquired from third parties.  Six of these communities are assisted living communities (three of which offer some skilled nursing services), three are independent living communities and two are continuing care retirement communities which offer independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these 11 communities is $9.0 million per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007.  We added these communities to our existing lease with Senior Housing which has a current term ending in 2020, plus renewal options thereafter.  Residents pay substantially all of our charges at these communities from their private resources.

•                  During 2006, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, approximately $23.7 million of improvements made to properties leased from Senior Housing, and, as a result, our annual rent payable to Senior Housing increased by approximately $2.3 million.

RMR provides certain management and administrative services to us under a shared services agreement. RMR is compensated at an annual rate equal to 0.6% of our total revenues. Aggregate fees earned by RMR for services during 2006, 2005 and 2004, were $4.9 million, $4.7 million and $3.7 million, respectively.  RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management or other services.  Our pro rata share of RMR’s costs in providing that function for the years ended 2006, 2005 and 2004 was $173,000, $106,938 and $80,489, respectively.  Our audit committee appoints our director of internal audit, and our compensation committee approves his salary.  Our compensation committee also approves the costs we pay with respect to our internal audit function.  The fact that RMR has responsibilities to other entities, including our most significant landlord, Senior Housing, could create conflicts; and in the event of such conflicts between Senior Housing and us, the shared services agreement allows RMR to act on behalf of Senior Housing rather than on our behalf.  RMR is beneficially owned by Messrs. Barry M. Portnoy, one of our managing directors, and his son, Adam D. Portnoy, President and Chief Executive Officer and a director of RMR, a managing trustee of HRPT and Hospitality Properties Trust (another

REIT) and a nominee for election as a managing trustee of Senior Housing.  All transactions between us and RMR are approved by our compensation committee.

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

A subsidiary of RMR is the owner of the building in which our headquarters is located.  This lease expires in 2011. We paid rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2006, 2005 and 2004 of $938,000, $711,000 and $561,000, respectively.  This lease has been amended at various times to take into account our needs for increasing space.

In December 2006, we commenced leasing space for a regional office in Atlanta, Georgia from HRPT.  This lease expires in 2011.  We paid rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2006 of $4,709.

We believe that all our transactions with related parties are on reasonable commercial terms; and all such transactions between us and related parties are approved by our independent directors.

Critical Accounting Policies

Our critical accounting policies concern revenue recognition, our assessment of the net realizable value of our accounts receivable, the realizable value of long term assets, accounting for long term care contracts, accounting for business combinations and our assessment of reserves related to our self insurance programs.

Our revenue recognition policies involve judgments about Medicare and Medicaid rate calculations.  These judgments are based principally upon our experience with these programs and our knowledge and familiarity with the current rules and regulations of these programs.  We recognize revenues when services are provided and these amounts are reported at their estimated net realizable amounts.  Some Medicare and Medicaid revenues are subject to audit and retroactive adjustment, and sometimes retroactive legislative changes.

Our policies for valuing accounts receivable involve significant judgments based upon our experience, including consideration of the age of the receivables, the terms of the agreements with our residents, their third party payors or other obligors, the residents or payors stated intent to pay, the residents or payors financial capacity and other factors which may include litigation or appeal proceedings.

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

At one of our communities, we offer continuing care contracts under which residents may pay admission fees in exchange for reduced charges during their occupancy.  These fees may be refundable or non-refundable, or partially refundable and partially non-refundable.  We record these fees as obligations and amortize the non-refundable amounts into revenue over the actuarially determined remaining lives of the individual residents which are the expected periods of occupancy.  Actuarially determined remaining lives are estimates based upon general demographic samplings and averages.  Our decision to amortize the non-refundable fees over actuarially determined lives is based upon our estimates that these residents will remain at our facilities for that period.  The actual remaining lives and the actual period of occupancy of the individual residents who pay the non-refundable fees may differ materially from these estimates.  In the future, if we find that such differences are material, we may change the actuarial tables which we use and we may change our estimates that these residents will remain at our facilities for these periods; and these changes could have a material impact upon our financial statements.

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

Determining reserves for the self insurance portions of our insurance programs involves significant judgments based upon our experience, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, claims experience, estimated litigation costs and other factors.  We also periodically receive and rely upon recommendations from professional consultants in establishing these reserves; however, these reserves may prove to be materially inaccurate.

In the future we may need to revise the judgments, estimates and assessments we use to formulate our critical accounting policies to incorporate information which is not now known.  We cannot predict the effect changes to these premises underlying our critical accounting policies may have on our future results of operations, although such changes could be material and adverse.

Inflation and Deflation

Inflation in the past several years in the U.S. has been modest.  Future inflation might have either positive or negative impacts on our business.  Rising price levels may allow us to increase occupancy charges to residents, but may also cause our operating costs, including our percentage rent, to increase.  Also, our ability to affect rate increases paid by the Medicare and Medicaid programs will be limited despite inflation.

Deflation would likely have a negative impact upon us.  A large component of our expenses consists of our minimum rental obligations to Senior Housing and HCPI.  Accordingly we believe that a general decline in price levels which could cause our charges to residents to decline would likely not be fully offset by a decline in our expenses.

Seasonality

Our senior living business is subject to modest effects of seasonality.  During the calendar fourth quarter holiday periods, nursing home and assisted living residents are sometimes discharged to join family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home and assisted living residents which can result in increased costs or discharges to hospitals. As a result of these factors, nursing home and assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flow to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2005.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

 Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10%, the market value of our $171.3 million mortgage debt and convertible notes outstanding on December 31, 2006 would decline by about $6.8 million; and, similarly, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $171.3 million mortgage debt and convertible notes outstanding on December 31, 2006, would increase by about $7.4 million.

Our revolving credit facility bears interest at floating rates and matures in May 2008.  As of December 31, 2006 and March 5, 2007, no amounts were outstanding under this credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR plus 150 basis points.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $25.0 million were drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $250,000 per year, or $0.01 per share, based on currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework . Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2006 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting. Its report appears elsewhere herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

We have a code of business conduct and ethics that applies to all our representatives, including our officers and directors.  Our code of business conduct and ethics is posted on our website, www.5sqc.com.  A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy.  We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant options and common shares to our officers, directors, employees and other individuals who render services to us, subject to vesting requirements under our 2001 Stock Option and Stock Incentive Plan, as amended, or the Plan.  In addition, each of our directors receives 4,000 shares per year as part of his or her annual compensation for serving as a director and such shares may be awarded under the Plan.  The terms of grants made under the Plan are determined by our board of directors or a committee thereof at the time of the grant.  The following table is as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	2,645,500	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	2,645,500

(1) Pursuant to the terms of the Plan, in no event shall the number of shares issued exceed 3,000,000.

The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions and Directors Independence

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

2.1

Transaction Agreement, dated as of December 7, 2001, by and among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust party thereto, the Company, certain subsidiaries of the Company party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC. (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 13, 2001.)

2.2

Purchase and Sale Agreement, dated as of March 1, 2004, by and among Ellicott City Land I, LLC and Ellicott City Land II, LLC, collectively as Sellers and SNH CHS Properties Trust, as Purchaser. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 1, 2004.)

2.3

Purchase and Sale Agreement, dated as of January 21, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Seller. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

2.4

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

2.5

Second Amendment to Purchase and Sale Agreement, dated as of May 13, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.6

Third Amendment to Purchase and Sale Agreement, dated as of May 16, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.7

Fourth Amendment to Purchase and Sale Agreement, dated as of May 25, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.8

Fifth Amendment to Purchase and Sale Agreement, dated as of May 27, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.9

Sixth Amendment to Purchase and Sale Agreement, dated as of June 3, 2005, by and among the Company, as Purchaser, and Franciscan Manor Associates, LLC, Muirfield Associates, LLC, Prestwicke Associates, LLC, Royal Aberdeen Associates, LLC, Troon Associates, LLC and Turnberry Associates, LLC, as Sellers. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

2.10

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
3.3

Articles Supplementary, as corrected by Certificate of Correction dated as of March 19, 2004. (Incorporated by reference to the Company’s Form 8-A dated March 19, 2004 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively.)

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

4.5

Indenture related to 3.75% Convertible Senior Notes due 2026, dated as of October 18, 2006, by and among the Company, each of the guarantors named therein and U.S. Bank National Association, as Trustee. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 24, 2006.)

4.6

Registration Rights Agreement, dated as of October 18, 2006, by and among the Company, each of the guarantors named therein and the Initial Purchasers named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 24, 2006.)

10.1†	2001 Stock Option and Stock Incentive Plan of the Company, as amended. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2006.)
10.2†#	Form of Restricted Share Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.3†#	Representative Indemnification Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.4†	Summary of Director Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2006.)
10.5

Shared Services Agreement, dated as of January 2, 2002, by and between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)

10.6

Amendment No. 1 to Shared Services Agreement, dated as of January 14, 2002, by and between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648.)

10.7

Amendment No. 2 to Shared Services Agreement, dated as of March 10, 2004, by and between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

10.8

Mortgage, dated as of April 19, 2004, between Five Star Quality Care-Howell, LLC and Love Funding Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31,  2004.)

10.9

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

10.10

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

10.11

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

10.12

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

10.13

Third [Fourth] Amendment to Second Amended and Restated Lease Agreement, dated as of December 30, 2005, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2006.)

10.14

Letter Agreement, dated as of March 13, 2006, by and between Senior Housing Properties Trust and Five Star Quality Care Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2006.)

10.15

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

10.16

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

10.17

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

10.18

Eighth Amendment to Second Amended and Restated Lease Agreement, dated as of November 1, 2006, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.19

Ninth Amendment to Second Amended and Restated Lease Agreement, dated as of November 1, 2006, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.20

Tenth Amendment to Second Amended and Restated Lease Agreement, dated as of November 6, 2006, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.21

Eleventh Amendment to Second Amended and Restated Lease Agreement, dated as of December 22, 2006, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.22

Twelfth Amendment to Second Amended and Restated Lease Agreement, dated as of January 1, 2007, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.23

Guaranty Agreement, dated as of December 31, 2001, made by the Company, as Guarantor, for the benefit of the Landlord under the Second Amended and Restated Master Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant, as amended. (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 31, 2001.)

10.24

Security Agreement, dated as of December 31, 2001, by and among Five Star Quality Care Trust and the Landlord under the Second Amended and Restated Master Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant, as amended. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)

10.25

First Amendment to Security Agreement, dated as of April 19, 2004, by and among Five Star Quality Care Trust and the Landlord under the Second Amended and Restated Master Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant, as amended. (Filed herewith.)

10.26

Second Amendment to Security Agreement, dated as of May 17, 2005, by and among Five Star Quality Care Trust and the Landlord under the Second Amended and Restated Master Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant, as amended. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.27

Guaranty Agreement, dated as of October 25, 2002, made by the Company, as Guarantor, for the benefit of SNH CHS Properties Trust and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.28

Guaranty Agreement, dated as of October 25, 2002, made by Five Star Quality Care-MD, LLC, Five Star Quality Care-NC, LLC and Five Star Quality Care-VA, LLC, as Guarantors, for the benefit of SNH CHS Properties Trust. (Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002.)

10.29

Security Agreement, dated as of October 25, 2002, by and between FVE-CHS LLC and SNH CHS Properties Trust. (Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002.)

10.30

Security Agreement, dated as of October 25, 2002, by and among Five Star Quality Care-MD, LLC, Five Star Quality Care-NC, LLC, Five Star Quality Care-VA, LLC and SNH CHS Properties Trust. (Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002.)

10.31

Amended and Restated Pledge of Shares of Beneficial Interest Agreement, dated as of May 6, 2005, made by FSQ, Inc. for the benefit of the Landlord under the Second Amended and Restated Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant, as amended. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.32

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of June 3, 2005, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2005.)

10.33

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of October 31, 2005, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 4, 2005.)

10.34

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of September 1, 2006, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2006.)

10.35

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of October 1, 2006, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2006.)

10.36

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of November 1, 2006, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.37

Partial Termination and Confirmation of Guarantees and Other Incidental Documents, dated as of November 1, 2006, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Filed herewith.)

10.38

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of November 6, 2006, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Filed herewith.)

10.39

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of December 22, 2006, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Filed herewith.)

10.40

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of January 1, 2007, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Filed herewith.)

10.41

Amended Master Lease Agreement, dated as of January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant. (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 31, 2001.)

10.42

First Amendment to Amended Master Lease Agreement, dated as of October 1, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.43

Second Amendment to Amended Master Lease Agreement, dated as of March 1, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, collectively as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .)

10.44

Letter Agreement, dated as of March 13, 2006, by and among Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, collectively as Tenant. (Filed herewith.)

10.45

Guaranty Agreement, dated as of January 11, 2002, made by the Company, as Guarantor, for the benefit of the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant. (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 31, 2001.)

10.46

Pledge of Shares of Beneficial Interest Agreement, dated as of January 11, 2002, made by FSQ, Inc. for the benefit of the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)

10.47

Security Agreement, dated as of January 11, 2002, by and among FS Tenant Holding Company Trust and the Landlord under the Amended Master Lease Agreement, dated January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)

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

10.51

Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

10.52

Amended and Restated Master Lease Agreement, dated as of October 1, 2006, by and among HRES1 Properties Trust, as landlord, and FS Patriot LLC and FS Commonwealth LLC, jointly and severally as tenant. (Filed herewith.)

10.53	Amended and Restated Guaranty Agreement, dated as of October 1, 2006, by the Company for the benefit of Senior Housing Properties Trust and HRES1 Properties Trust. (Filed herewith.)
10.54	Amended and Restated Security Agreement, dated as of October 1, 2006, between FS Patriot LLC and FS Commonwealth LLC, as tenant, and HRES1 Properties Trust, as secured party. (Filed herewith.)
10.55	Amended and Restated Pledge Agreement, dated as of October 1, 2006, by FSQ, Inc. for the benefit of HRES1 Properties Trust. (Filed herewith.)
10.56

Credit and Security Agreement, dated as of May 9, 2005, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2005.)

10.57

First Amendment to Credit and Security Agreement, dated as of July 22, 2005, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 23, 2005.)

10.58

Second Amendment to Credit and Security Agreement, dated as of August 15, 2005, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 23, 2005.)

10.59

Third Amendment to Credit and Security Agreement, dated as of July 11, 2006, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 17, 2006.)

10.60

Fourth Amendment to Credit and Security Agreement, dated as of October 11, 2006, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 11, 2006.)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

We have audited the accompanying consolidated balance sheets of Five Star Quality Care, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Five Star Quality Care, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

We have audited management’s assessment, included in Item 9A of Five Star Quality Care, Inc.’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting, that Five Star Quality Care, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Five Star Quality Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Five Star Quality Care, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Five Star Quality Care, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2007

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$46,241	$16,376
Accounts receivable, net of allowance of $5,005 and $6,124 at December 31, 2006 and 2005, respectively	67,791	46,124
Prepaid expenses	16,112	7,560
Investments	50,434	632
Restricted cash — insurance arrangements	3,043	2,639
Restricted investments — insurance arrangements	2,448	2,442
Restricted cash — other	4,925	10,281
Other current assets	14,766	8,060
Total current assets	205,760	94,114

Property and equipment, net	114,898	96,743
Restricted cash — insurance arrangements	7,786	6,528
Restricted investments — insurance arrangements	6,262	6,039
Restricted cash — other	774	914
Mortgage notes receivable	2,484	5,337
Goodwill and other intangible assets	22,611	18,048
Other long term assets	5,836	1,217
	$366,411	$228,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,805	$14,639
Accrued expenses	18,825	14,470
Accrued compensation and benefits	19,218	18,341
Due to Senior Housing Properties Trust (“SNH”)	9,988	8,659
Due to Sunrise Senior Living Services, Inc. (“SLS”)	—	7,185
Mortgage notes payable	33,317	626
Accrued real estate taxes	6,035	7,872
Security deposit liability	12,309	11,854
Other current liabilities	10,432	6,322
Total current liabilities	132,929	89,968

Long term liabilities:
Mortgage notes payable	11,454	44,703
Convertible senior notes	126,500	—
Continuing care contracts	3,649	3,638
Other long term liabilities	24,449	21,827
Total long term liabilities	166,052	70,168
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 50,000,000 shares authorized, 31,682,134 and 20,060,934 shares issued and outstanding at December 31, 2006 and 2005, respectively	316	201
Additional paid-in capital	286,344	171,552
Accumulated deficit	(219,435)	(102,770)
Unrealized gain (loss) on investments	205	(179)
Total shareholders’ equity	67,430	68,804
	$366,411	$228,940

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2006	2005	2004
Revenues:
Net revenues from residents	$748,003	$700,891	$584,615
Hospital revenue	26,130	—	—
Pharmacy revenue	53,204	33,132	13,209
Total revenues	827,337	734,023	597,824

Operating expenses:
Wages and benefits	384,005	356,367	302,282
Other operating expenses	187,335	180,694	153,472
Hospital expenses	23,589	—	—
Pharmacy expenses	52,972	31,823	12,093
Management fee to SLS	8,744	21,256	19,293
Termination expense for SLS management agreements	129,913	86,286	—
Rent expense	111,481	98,890	82,453
General and administrative	33,829	28,221	20,052
Depreciation and amortization	9,950	7,114	3,372
Impairment of assets	—	2,333	—
Total operating expenses	941,818	812,984	593,017

Operating (loss) income	(114,481)	(78,961)	4,807
Interest and other income	6,806	1,543	1,666
Interest expense	(4,365)	(3,741)	(1,172)

(Loss) income from continuing operations before income taxes	(112,040)	(81,159)	5,301
Provision for income taxes	—	—	(120)
(Loss) income from continuing operations	(112,040)	(81,159)	5,181

Loss from discontinued operations	(4,625)	(3,000)	(1,890)

Net (loss) income	$(116,665)	$(84,159)	$3,291

Weighted average shares outstanding	28,605	14,879	8,716

Basic and diluted (loss) income per share from:
Continuing operations	$(3.92)	$(5.45)	$0.59
Discontinued operations	(0.16)	(0.20)	(0.22)
Net (loss) income per share	$(4.08)	$(5.65)	$0.37

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Gain (Loss) on Investments	Total
Balance at December 31, 2003	8,513,634	$85	$86,244	$(21,902)	$—	$64,427

Comprehensive income:
Net income	—	—	—	3,291	—	3,291
Unrealized loss on investments	—	—	—	—	(40)	(40)
Total comprehensive income	—	—	—	3,291	(40)	3,251

Stock grants	83,000	1	540	—	—	541
Issuance of stock, pursuant to equity offering	3,500,000	35	27,650	—	—	27,685

Balance at December 31, 2004	12,096,634	121	114,434	(18,611)	(40)	95,904

Comprehensive income:
Net loss	—	—	—	(84,159)	—	(84,159)
Unrealized loss on investments	—	—	—	—	(139)	(139)
Total comprehensive income	—	—	—	(84,159)	(139)	(84,298)

Stock grants	84,300	1	584	—	—	585
Issuance of stock, pursuant to equity offering	7,880,000	79	56,534	—	—	56,613

Balance at December 31, 2005	20,060,934	201	171,552	(102,770)	(179)	68,804

Comprehensive income:
Net loss	—	—	—	(116,665)	—	(116,665)
Unrealized gain on investments	—	—	—	—	384	384
Total comprehensive income	—	—	—	(116,665)	384	(116,281)

Stock grants	121,200	1	1,276	—	—	1,277
Issuance of stock, pursuant to equity offering	11,500,000	114	113,516	—	—	113,630

Balance at December 31, 2006	31,682,134	$316	$286,344	$(219,435)	$205	$67,430

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the year ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(116,665)	$(84,159)	$3,291
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	9,950	7,113	3,372
Impairment of assets	—	2,333	—
Loss from discontinued operations	4,625	3,000	1,890
Provision for losses on receivables, net	(1,119)	845	973
Unrealized gain (loss) on investments	384	(139)	(40)
Changes in assets and liabilities:
Accounts receivable	(20,232)	(8,234)	(6,098)
Prepaid expenses and other assets	(16,433)	(430)	942
Investments	(49,802)	(632)	—
Accounts payable and accrued expenses	12,521	1,629	(10,093)
Accrued compensation and benefits	877	3,511	4,066
Due to SNH	1,329	698	1,900
Due (from) to SLS	(7,185)	6,876	(5,825)
Other current and long term liabilities	5,159	13,955	7,114
Cash (used in) provided by operating activities	(176,591)	(53,634)	1,492

Net cash used in discontinued operations	(4,625)	(3,000)	(1,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits into restricted cash and investment accounts, net	(926)	(10,050)	(5,290)
Acquisition of property and equipment	(51,134)	(105,473)	(138,936)
Acquisition of pharmacy, net of cash acquired	(5,968)	(4,880)	(3,525)
Proceeds from sales of property and equipment	—	80,678	122,682
Proceeds from disposition of property and equipment held for sale	23,729	15,470	9,457
Withdrawals from restricted cash for purchases of property and equipment	4,531	8,614	7,521
Cash used in investing activities	(29,768)	(15,641)	(8,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	114,907	56,752	27,725
Proceeds from borrowings on revolving credit facility	38,000	32,000	22,000
Repayments of borrowings on revolving credit facility	(38,000)	(32,000)	(26,000)
Proceeds from first mortgage line of credit	—	24,000	—
Repayments of first mortgage line of credit	—	(24,000)	—
Proceeds from convertible senior notes payable	126,500	—	—
Proceeds from mortgage note payable	—	3,485	122,015
Repayments of mortgage notes payable	(558)	(737)	(123,467)
Cash provided by financing activities	240,849	59,500	22,273

Change in cash and cash equivalents	29,865	(12,775)	13,784
Cash and cash equivalents at beginning of year	16,376	29,151	15,367
Cash and cash equivalents at end of year	$46,241	$16,376	$29,151

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,702	$2,634	$512

Non-cash investing and financing activities:
Issuance of common stock	1,277	585	541
Assumption of mortgage	—	—	86,764

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1. Organization and Business

We were organized on April 27, 2000, as a wholly owned subsidiary of Senior Housing Properties Trust, or Senior Housing.  On December 31, 2001, Senior Housing distributed all of our common shares to its shareholders.  Concurrent with our spin-off, we entered into agreements with Senior Housing and others to govern our initial capitalization and other matters.

As of December 31, 2006, we operated 162 senior living communities containing 18,117 living units, including 113 primarily independent and assisted living communities containing 13,701 living units and 49 nursing homes containing 4,416 living units.  Of our 113 primarily independent and assisted living communities, we leased 97 communities containing 12,498 living units from Senior Housing, our former parent, and we own or lease from parties other than Senior Housing 16 communities containing 1,203 living units.  We lease all but two of our nursing homes from Senior Housing.  Our 162 communities include 5,601 independent living apartments, 6,541 assisted living suites and 5,975 skilled nursing beds.  We also operate six institutional pharmacies, one of which provides mail order pharmaceuticals to the general public, and we operate two rehabilitation hospitals that we lease from Senior Housing.  Our two rehabilitation hospitals contain 342 beds available for inpatient services and 21 affiliated outpatient clinics.

We experienced losses in 2005 and 2006.  We believe that a combination of our cash on hand, our efforts to increase revenues and contain costs, our ability to borrow on our revolving credit facility, our ability to sell to Senior Housing certain capital improvements made to communities leased from Senior Housing and the possibility of sales or financings of our owned communities will be sufficient to meet our working capital needs, operating expenses, rent payments to Senior Housing, debt service and capital expenditures for the next 12 months and the foreseeable future.

2.  Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include our accounts and those of all of our subsidiaries. All intercompany transactions have been eliminated.

Use of Estimates.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  Some significant estimates include our self insurance reserves and the allowance for doubtful accounts and contractual allowances.  The actual results could differ from our estimates.  Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the consolidated financial statements in the period that they are determined.

Cash and cash equivalents.  Cash and cash equivalents, consisting of investments with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Investments.   Investments include securities that are held principally for resale in the near term.  These investments are classified as trading and are carried at fair value, with changes in fair value recorded in earnings.  Trading investments at December 31, 2006 consist entirely of auction rate securities.  We did not have any trading investments at December 31, 2005.  Interest and dividends are included in net interest income.  In 2006, these investments generated interest income of $330.

Securities not classified as trading are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  Available for sale investments at December 31, 2006 and 2005 consisted of corporate bonds, preferred securities and variable rate demand obligations.  At December 31, 2006, our investments had a fair value of $4,334 and an unrealized holding gain of $231.  At December 31, 2005, our investments had a fair value of $632 and an unrealized holding loss of $18.

Restricted cash —insurance arrangements.  Restricted cash - insurance arrangements is cash that we deposited as security for letters of credit which secure obligations arising from our self insurance programs.

Restricted investments — insurance arrangements.  Restricted investments — insurance arrangements are investments held by our captive insurance companies that may be used to pay claims under our self insurance programs.  These investments are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  The unrealized loss on investments shown on the consolidated balance sheet represents the difference between the market value of these investments calculated by using quoted market prices on the date they were acquired and on December 31, 2006.  At December 31, 2006, our investments had a fair value of $8,710 and an unrealized holding gain of $153.  At December 31, 2005, our investments had a fair value of $8,481 and an unrealized holding loss of $161.

Restricted cash - other.  Restricted cash - other as of December 31, 2006 and 2005 includes the following amounts for which we are required to establish escrows: (i) Florida regulatory requirements; (ii) future capital expenditures, as required by our leases with Senior Housing and our management agreements with SLS; (iii) real estate taxes and capital expenditures as required by our mortgages; (iv) resident security deposits and (v) miscellaneous business reasons:

		2006		2005
		Current	Long term	Current	Long term
(i)	Florida regulatory requirements	$—	$518	$—	$518
(ii)	Future capital expenditures, as required by our leases with Senior Housing or our management agreements with SLS	—	—	5,060	—
(iii)	Real estate taxes and capital expenditures as required by our mortgages	2,870	—	2,000	—
(iv)	Resident security deposits	2,055	—	3,221	—
(v)	Regulatory	—	256	—	396
Total		$4,925	$774	$10,281	$914

Accounts receivable and allowance for doubtful accounts.  We record accounts receivable at their estimated net realizable value.  We estimate allowances for uncollectible amounts based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents’, patients’ or third party payors’ stated intent to pay, their financial capacity to pay and other factors which may include likelihood and cost of litigation.  Accounts receivable allowances are estimates.  We periodically review and revise these estimates based on new information and these revisions may be material.

During 2006, 2005 and 2004, we increased our allowance for doubtful accounts by $4,165, $3,950 and $3,600, respectively, and wrote off accounts receivable of $5,284, $3,104 and $2,627, respectively.

Included in accounts receivable as of December 31, 2006 and 2005 are amounts due from the Federal Government Medicare program of $32,586 and $14,103, respectively, and amounts due from various state Medicaid programs of $15,576 and $16,392, respectively.

Deferred finance costs.  We capitalize issuance costs related to borrowings and amortize the deferred costs over the terms of the respective loans.  The unamortized balance of deferred finance costs was $4,897 and $1,039 at December 31, 2006 and 2005, respectively.  Accumulated amortization related to deferred finance costs was $526 and $1,013 at December 31, 2006 and 2005, respectively.  At December 31, 2006, the weighted average amortization period remaining is approximately 21 years.  The amortization expenses to be incurred during the next five years as of December 31, 2006 are $384 in 2007 and $214 in each of 2008, 2009, 2010 and 2011.

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

During 2005, we recognized a $2,333 impairment charge to reduce the carrying value of six communities to the amount realized upon their sale to Senior Housing (see Note 11).

Goodwill and other intangible assets.   Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired.  We review goodwill and other intangible assets annually, or more frequently if events or changes in circumstances exist, for impairment.  If our review indicates that the carrying amount of goodwill and other intangible assets exceeds its fair value, we reduce the carrying amount to fair value.

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

Continuing care contracts.  Residents at one of our communities may enter into continuing care contracts.  We offer two forms of continuing care contracts to new residents.  One form of contract provides that 10% of the resident admission fee becomes non-refundable upon occupancy, and the remaining 90% becomes non-refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months.  The second form of contract provides that 30% of the resident admission fee is non-refundable upon occupancy and 70% is refundable.  Three other forms of continuing care contracts are in effect for existing residents but are not offered to new residents.  One historical form of contract provides that the resident admission fee is 10% non-refundable upon occupancy and 90% refundable.  A second historical form of contract provides that the resident admission fee is 100% refundable.  A third historical form of contract provides that the resident admission fee is 1% refundable and 99% non-refundable upon admission.  In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident.  We pay refunds of our admission fees when residents relocate from our communities.  We report the refundable amount of these admission fees as current liabilities and the nonrefundable amount as deferred revenue, a portion of which is classified as a current liability.  Portions of the refundable payments are included in restricted cash in our consolidated balance sheet.  The refundable admission fees as of December 31, 2006 and 2005 were $10,575 and $6,197, respectively.

Convertible debt.  In October 2006, we sold $126,500 in aggregate principal amount of convertible notes (see Note 8).  Holders of these notes may convert their notes into shares of our common stock subject to prior maturity, redemption or repurchase. On or after October 20, 2011, we have the option, or the Call Option, to redeem the notes at a redemption price equal to 100% of the principal amount of the notes, plus accrued but unpaid interest. On each of October 15, 2013, 2016 and 2021, holders of the notes have the option, or the Put Option, to require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes, plus accrued but unpaid interest.  A holder that surrenders the notes for conversion in connection with a make whole fundamental change that occurs before October 20, 2011 may in certain circumstances be entitled to an increased conversion rate, or the Make Whole Payment.

Leases.  On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a capital lease or an operating lease.  None of our leases have met any of the criteria to qualify as a capital lease under SFAS 13, “Accounting for Leases”, and, therefore, we have accounted for all of our leases as operating leases.

Income taxes.  We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes”, or SFAS 109.  Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized (see Note 5).

We pay franchise taxes in certain states in which we have operations.  We have included franchise taxes in general and administrative and other operating expenses in our consolidated statement of operations.

Fair value of financial instruments.  Our financial instruments are limited to cash and cash equivalents,  trading securities, securities held for sale, accounts receivable, accounts payable, the refundable portion of continuing care contracts, mortgage notes receivable and payable and our convertible notes.  The fair value of these financial instruments was not materially different from their carrying values at December 31, 2006 and 2005.  Our estimates of fair values were based on current market prices and discounted cash flow analysis.

Revenue recognition.  Our revenues are derived primarily from services to residents and patients at our senior living communities and hospitals.  We accrue revenues when services are provided.  Some of our services are provided with the expectation of payment from governments or other third party payors.  We derived approximately 33%, 36% and 41% of our net resident revenues in 2006, 2005 and 2004, respectively, from payments under federal and state medical assistance programs.  For the three months ended December 31, 2006, approximately 72% of our hospital revenues were received from these programs.  Revenues under some of these programs are subject to audit and retroactive adjustment.

Medicare revenues from residents totaled $103,735, $105,033 and $102,287 during 2006, 2005 and 2004, respectively.  Medicaid revenues from residents totaled $141,661, $136,963 and $133,127 during 2006, 2005 and 2004, respectively.  Our Medicare and Medicaid revenues from our hospitals were $13,744 and $5,020, respectively for the three months ended December 31, 2006.  Both the Federal Government and some of the states in which we operate are considering plans to reduce Medicare and Medicaid funding, or to stop or reduce the projected increases in such funding.  We cannot estimate the magnitude of potential Medicaid and Medicare rate reductions but it may be material.  Medicaid and Medicare rates reductions or a failure of such program to increase rates to match our increasing costs, if they occur, may have a negative impact in our revenues, may decrease our net income and may cause us to incur losses.

Per common share amounts.  We computed earnings (loss) per share for the years ended December 31, 2006, 2005 and 2004, using the weighted average number of shares outstanding during each year.  We have no common share equivalents other than unvested restricted stock, or other dilutive instruments other than our convertible notes.

Reclassifications.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.  Material changes are limited to reclassifying identifiable intangible assets to goodwill and other intangible assets from other long term assets.  These reclassifications had no effect on net income (loss) or shareholders’ equity.

Recently Issued Accounting Standards. On December 16, 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123.  SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company adopted SFAS 123(R) on January 1, 2006 using the prospective method as described in SFAS No. 123(R).  The adoption of this standard did not have a material impact in our fiscal year 2006.

New Accounting Pronouncement. In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that we have taken or we expect to take in a tax return.  Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit.   To the extent

the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is more than 50% likely of being realized upon settlement.  We are currently evaluating the effect that adoption of FIN 48 will have on our consolidated financial statements; however, we do not anticipate the effect, if any, will be material.

3.  Property and Equipment

Property and equipment, at cost, as of December 31, 2006 and 2005, consists of:

	2006	2005
Land	$6,685	$6,439
Buildings and improvements	82,293	75,540
Furniture, fixtures and equipment	46,685	26,215
	135,663	108,194
Accumulated depreciation	(20,765)	(11,451)
	$114,898	$96,743

As of December 31, 2006 and 2005, we had assets classified as held for sale of $15,266 and $5,331, respectively, included in our property and equipment, that we intend to sell to Senior Housing as permitted by our leases.

4.    Goodwill and Other Intangible Assets

During 2006 and 2005, we recorded $3,663 and $1,426 of goodwill generated from acquisitions discussed in Note 11 to these consolidated financial statements.  As of December 31, 2006 and 2005, we had goodwill of $17,722 and $14,059, respectively.

During 2006 and 2005, we recorded $1,344 and $2,580 of intangible assets that related to customer relationships we acquired in connection with our pharmacy acquisitions. These intangible assets are subject to amortization.  As of December 31, 2006 and 2005, the unamortized balance of intangible assets was $5,986 and $4,305, respectively.  At December 31, 2006, the weighted average amortization period remaining is approximately 17 years.  We amortize intangible assets using the straight-line method over the useful lives of the assets commencing on the date of acquisition.  Amortization expense associated with customer agreements totaled $380, $219 and $118 in 2006, 2005 and 2004, respectively. Accumulated amortization was $716 and $337 at December 31, 2006 and 2005, respectively.  Amortization expense is estimated to be approximately $399 in 2007, $394 in 2008 and $311in 2009, 2010 and 2011, respectively.

5.  Income Taxes

Significant components of our deferred tax assets and liabilities as of December 31, 2006 and 2005, are as follows:

	2006	2005
Deferred tax assets:
Continuing care contracts	$2,324	$2,473
Depreciable assets	—	825
Allowance for doubtful accounts	2,197	2,462
Deferred gains on sale lease-back transactions	2,578	3,494
Insurance reserves	4,040	3,615
Tax credits	1,547	1,464
Tax loss carry forwards (including SLS termination expense)	81,714	33,042
Other	799	240
Total deferred tax asset before valuation allowance	95,199	47,632
Valuation allowance:	(91,884)	(44,826)
	3,315	2,807
Deferred tax liabilities:
Depreciable assets	(656)	0
Lease expense	(2,271)	(2,570)
Goodwill	(433)	(224)
Other	45	(13)
Total	(3,315)	(2,807)

Net deferred tax assets:	$—	$—

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

Our operations in the year ended December 31, 2006 resulted in a taxable loss.  As of December 31, 2006 we have tax loss carry forwards of approximately $202,465 that may be carried forward to offset future taxable income.  Our net operating loss carry forwards will expire beginning in 2023, if unused.  The tax loss carry forward is subject to audit and adjustments by the Internal Revenue Service.

The principal reasons for the difference between our effective tax (benefit) rate and the U.S. Federal statutory income tax (benefit) rate are as follows:

	For the years ended December 31,
	2006	2005	2004
Taxes at statutory U.S. federal income tax rate	(35.0)%	(35.0)%	34.0%
State and local income taxes, net of federal tax benefit	(5.2)%	(5.2)%	5.3%
Tax credits	(0.1)%	(0.3)%	(17.9)%
Alternative Minimum Tax	0.0%	0.0%	3.5%
Change in federal statutory rate	0.0%	(0.2)%	0.0%
Change in valuation allowance	40.4%	41.7%	(21.4)%
Other differences, net	(0.1)%	(1.0)%	0.0%
Effective tax rate	0.0%	0.0%	3.5%

6.  Line of Credit

The maximum amount available under this facility is $25,000, and is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility.  The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may draw under this credit facility may be increased to $50,000.  In July 2006, we entered into an amendment to the facility to lower the interest paid on drawings under the facility and to extend the termination date to May 8, 2008.  The termination date may be further extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of December 31, 2006 and March 5, 2007, no amounts were outstanding under this credit facility.  As of December 31, 2006 and March 5, 2007 we believe we are in compliance with all applicable covenants under this revolving credit facility.  Interest expense and other associated costs related to this facility and our prior revolving credit facility were $205, $167 and $85 for the years ended December 31, 2006, 2005 and 2004, respectively.

7.  Mortgages Payable

At December 31, 2006, nine of our communities were encumbered by 11 Department of Housing and Urban Development, or HUD, insured mortgages.  In order to record the mortgages that we assumed in connection with the November 2004 acquisition of mortgaged properties from LTA Holdings, Inc., or LTA, at their estimated fair value, we recorded mortgage premiums totaling $6,534.  We are amortizing the mortgage premiums as a reduction to interest expense over the remaining term of the mortgages.  Mortgage interest expense, net of premium amortization, was $2,768 and $2,427 for the years ended December 31, 2006 and 2005, respectively.  The mortgages require monthly payments into escrow for taxes, insurance and property replacement funds.  Withdrawals from escrow require HUD approval.

By March 31, 2007, we expect to have prepaid seven mortgages that were secured by six of our communities.  We will pay approximately $28,681 to payoff these seven mortgages, which will consist of approximately $27,826 in principal and approximately $881 in prepayment penalties.  Because we had carried these mortgages at a premium to their fair value, we will recognize a gain of approximately $4,464 in connection with the early extinguishment of debt in 2007.  The weighted average cash interest rate for these seven mortgages was 7.3%.

The following table is a summary of the mortgage notes payable that will be outstanding as of March 31, 2007:

Principal Balance as of December 31, 2006	Monthly Payment	Cash Interest Rate		Effective Interest Rate	Maturity Date	Fair Value Premium Adjustment as of December 31, 2006	Total Mortgage Payable as of December 31, 2006
$4,885	$27	5.55%		5.55%	May 2039	$—	$4,885
1,338	10	8.00%		5.60%	January 2038	382	1,720
3,410	19	5.25%		5.25%	June 2035	—	3,410
1,184	9	8.45%		5.60%	November 2037	400	1,584
$10,817	$65	6.08	%(1)			$782	$11,599

(1)             Weighted average interest rate

Principal payments due under the terms of these four mortgages are as follows:

2007	$127
2008	135
2009	143
2010	151
2011	160
Thereafter	10,101
$10,817

8.  Convertible Senior Notes due 2026

In October 2006, we issued in a private placement $126,500 principal amount of convertible notes, which included $16,500 principal amount issued pursuant to the underwriters’ exercise of an option to cover over allotments.  Our net proceeds from this offering were approximately $122,600.

These notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of notes, which represents an initial conversion price of $13.00 per share.  A holder that surrenders notes for conversion in connection with a “make-whole fundamental change”, as defined in the indenture governing the notes, that occurs before October 20, 2011 may in some circumstances be entitled to an increased conversion rate.

These notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, starting on April 15, 2007.  The notes mature on October 15, 2026.  On or after October 20, 2011, we may redeem the notes, in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest.  On each of October 15, 2013, October 15, 2016 and October 15, 2021, holders of the notes may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest.  If a “fundamental change”, as defined in the indenture governing the notes, occurs, holders of the notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the notes.  Interest expense related to the notes was $974 for the year ended December 31, 2006.  The notes are guaranteed by certain of our wholly owned subsidiaries.  Our subsidiary guarantors may be released from their obligations under certain circumstances.  As of  December 31, 2006 and March 5, 2007, we believe we are in compliance with all applicable covenants of the indenture pursuant to which the notes were issued.

9.  Leases

As of December 31, 2006, we leased 144 communities and two hospitals under six non-cancelable leases with Senior Housing, and leased 4 communities under a lease with Healthcare Property Investors, Inc., or HCPI.  These leases are “triple-net” leases which require that we pay for all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintain the communities and indemnify the landlord for any liability which may arise from its ownership during the lease term

Our leases with Senior Housing for our 144 senior living communities require us to pay additional rent equal to 4% of the amount by which gross revenues of the communities we operate exceed gross revenues in a base year.

Senior Housing has agreed to fund amounts that we request for renovations and improvements to communities we lease from them in return for rent increases according to formulas in the leases.  In 2006, Senior Housing funded $23,729 for renovations and improvements to some of our communities.  As a result and in accordance with our leases, our annual minimum rent to Senior Housing increased by $2,340.

The following table is a summary of our leases:

	Number of properties	Annual minimum rent as of December 31, 2006	Initial expiration date	Renewal terms

1. Four Senior Housing leases for skilled nursing facilities and independent and assisted living communities (1)	114	$49,139	December 31, 2020	One 15-year renewal option.

2. One Senior Housing lease for communities previously operated by SLS	30	65,012	December 31, 2017	Two consecutive renewal options for 10 and 5 years (15 years total).

3. One Senior Housing lease for rehabilitation hospitals	2	10,250	June 30, 2026	One 20-year renewal option.

4. One HCPI lease	4	1,183	June 30, 2014	Two 10-year renewal options.

Totals	150	$125,584

(1)                                  Three of these four leases exist to accommodate mortgage financings in affect at the time Senior Housing acquired the leased properties; we have agreed to combine all four of these leases into one lease when these mortgages are paid.

The future minimum rents required by our leases as of December 31, 2006, are as follows:

2007	$125,584
2008	125,584
2009	125,584
2010	125,584
2011	125,584
Thereafter	983,901
$1,611,821

10.   Shareholders’ Equity

In January, August and September 2005, we issued a total of 7,880,000 common shares in underwritten public offerings raising proceeds, net of underwriting commissions and other costs, of $56,613.

In April 2006, we issued 11,500,000 common shares in an underwritten public offering raising proceeds, net of underwriting commissions and other costs, of $113,630.

We issued 121,200 and 84,300 common shares in 2006 and 2005, respectively, to our directors, officers and others who provide services to us.  We valued the shares at the average price of our common shares on the American Stock Exchange on the dates of issue, or $1,277 in total in 2006, based on a $10.53 weighted average share price and $585 in total in 2005 based on a $6.95 weighted average share price.  Shares issued to directors vested immediately; shares issued to our officers and other individuals who provide services to us vest in three to five years and are recognized in our statement of operations ratably.  As of December 31, 2006, 2,645,500 of our common shares remain available for issuance under our 2001 Stock Option and Stock Incentive Plan.

11.   Acquisitions

In March 2005, we acquired a 62 unit assisted living community located in Georgia for approximately $6,900.  We financed this acquisition with cash on hand.

In June 2005, we acquired six assisted living communities for approximately $59,000, including closing costs.  These communities have a licensed resident capacity of 654 and are located in western Pennsylvania.  We funded this purchase using $10,000 drawn under our revolving credit facility and the proceeds from a sale leaseback and a mortgage transaction with Senior Housing.  We acquired these communities because they compliment our business strategy of focusing our operations in high quality senior living assets when residents pay for our services with private resources.  All of the revenues of these communities come from residents’ private resources.  In connection with this acquisition, we sold four different assisted living communities in June 2005 to Senior Housing for $24,000 and Senior Housing leased these communities back to us for initial rent of $2,160 per annum.  Senior Housing also provided a $43,500 first mortgage line of credit secured by six communities.  We borrowed $24,000 under this first mortgage line of credit when we closed the purchase and repaid it in August 2005 with the proceeds from our sale of common shares described in Note 10 above.  We allocated the purchase price of approximately $59,000 to land, buildings and equipment.

In connection with our termination of management agreements for 12 communities managed by SLS in November 2005, we sold the six communities to Senior Housing for $56,680, and Senior Housing leased these communities back to us.  Our initial rent to Senior Housing for these communities is $5,220 per annum.  We recognized a $2,333 impairment charge to reduce the carrying value of these communities to the amount realized upon the sale to Senior Housing, or $56,680.  The gross purchase price paid to us by Senior Housing was equal to the same amount as the purchase price we paid to the seller of the communities.  The impairment loss which we recognized relates principally to transaction costs.

In addition to our community acquisitions, we have purchased four institutional pharmacies in 2005 and 2006.  In June 2005, we purchased one pharmacy located in Nebraska for approximately $4,600.  In December 2005, we purchased another pharmacy located in California for approximately $450.  In May 2006, we purchased another pharmacy in South Carolina for approximately $3,600.  In November 2006, we purchased another pharmacy located in Virginia for approximately $2,300.  We allocated the purchase prices of these pharmacies to working capital assets, customer relationships and goodwill based on the fair value of the assets acquired and liabilities assumed.

We accounted for each of these acquisitions using the purchase method of accounting, and we have included the results of operations of these acquisitions in our consolidated statement of operations from the date of acquisition.  Our purchase accounting allocations for certain 2006 acquisitions is preliminary, primarily with respect to our valuations of intangibles.  We expect to complete our purchase accounting allocations during 2007.  Pro forma results for these 2006 acquisitions have not been presented because the effect of the acquisitions is not considered material.

12.   Discontinued Operations

During 2005, we ceased operations at one assisted living community in Los Angeles, California, and one skilled nursing facility in Milwaukee, Wisconsin.  We leased this community and this facility from Senior Housing.  Senior Housing sold the assisted living community located in California in December 2005 for net proceeds of approximately $2,600, which caused a $260 reduction in the annual minimum rent we pay to Senior Housing in accordance with our lease terms.  Senior Housing sold the skilled nursing facility located in Wisconsin in December 2006 for net proceeds of approximately $1,300, which caused a $130 reduction in the annual minimum rent we pay to Senior Housing in accordance with our lease terms.

During 2006, we ceased operations at two skilled nursing facilities located in Connecticut that we leased from Senior Housing.  Senior Housing sold these facilities in November 2006 for net proceeds of approximately $5,600, which caused a $559 reduction in the annual minimum rent we pay to Senior Housing in accordance with our lease terms.

As of December 31, 2006, substantially all of our assets and liabilities related to the communities where we have ceased operations have been disposed of and paid, respectively.  We have reclassified the consolidated statement of operations for all periods presented to show the results of operations of these communities as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Revenues	$19,078	$31,676	$30,462
Expenses	23,703	34,676	32,352
Net loss	$(4,625)	$(3,000)	$(1,890)

13.  Transactions with Affiliates

We were a 100% owned subsidiary of Senior Housing before December 31, 2001.  On December 31, 2001, Senior Housing distributed substantially all of our then outstanding shares to its shareholders.  In order to effect this spin off and to govern relations after the spin off, we entered into agreements with Senior Housing and others pursuant to which it was agreed, among other things, that:

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

Of the 162 senior living communities we operate, 144 are leased from Senior Housing for total annual minimum rent of $114,151.

Since January 1, 2006, we have entered into several transactions with Senior Housing, including:

•                  In October 2006, we began to lease two rehabilitation hospitals from Senior Housing.  The term of the lease for these two hospitals expires on June 30, 2026, subject to our right to extend the term of the lease for an additional 20 years.   These two hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts.  Our rent payable to Senior Housing for these hospitals is $10,250 per year.  These hospitals offer extensive inpatient and outpatient services that we believe are similar to services we provide, or may provide,  in many of our senior living communities.

•                  In June 2006, we ceased operations at two communities located in Connecticut that were leased from Senior Housing. In November 2006, Senior Housing sold these two facilities for net proceeds of approximately $5,600, which will reduce the annual minimum rent we pay to Senior Housing under our lease by $559.

•                  Between September and December 2006, we agreed to lease 11 senior living communities with 1,284 units which Senior Housing acquired from third parties.  Six of these communities are assisted living communities (three of which offer some skilled nursing services), three are independent living communities and two are continuing care retirement communities which offer independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these 11 communities is $9,007 per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007.  We added these communities to our existing lease with Senior Housing which has a current term ending in 2020, plus renewal options thereafter.  Residents pay substantially all of our charges at these communities from their private resources.

•                  During 2006, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, approximately $23,729 of improvements made to properties leased from Senior Housing, and, as a result, our annual rent payable to Senior Housing increased by approximately $2,340.

RMR provides certain management and administrative services to us under a shared services agreement. RMR is compensated at an annual rate equal to 0.6% of our total revenues. Aggregate fees earned by RMR for services during 2006, 2005 and 2004, were $4,857, $4,663 and $3,700, respectively. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management  or other services.  Our pro rata share of RMR’s costs in providing that function for the years ended 2006, 2005 and 2004 was $173, $107 and $80, respectively.  Our audit committee appoints our director of internal audit, and our compensation committee approves his salary.  The fact that RMR has responsibilities to other entities, including our most significant landlord, Senior Housing, could create conflicts; and in the event of such conflicts between Senior Housing and us, the shared services agreement allows RMR to act on behalf of Senior Housing rather than on our behalf.  RMR is beneficially owned by Messrs. Barry M. Portnoy, one of our managing directors, and his son, Adam D. Portnoy, President and Chief Executive Officer and a director of RMR, a managing trustee of HRPT and Hospitality Properties Trust (another REIT) and a nominee for election as managing trustee of Senior Housing.  All transactions between us and RMR are approved by our compensation committee.

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

A subsidiary of RMR is the owner of the building in which our headquarters is located.  This lease expires in 2011. We paid rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2006, 2005 and 2004 of $938, $711 and $561, respectively.  This lease has been amended at various times to take into account our needs for increasing space and all amendments to this lease have been approved by our independent directors.

In December 2006, we commenced leasing space for a regional office in Atlanta, Georgia from HRPT.  This lease expires in 2011.  We paid  rent  which includes our proportional share of utilities and real estate taxes, under this lease during 2006 of $5.

We believe that all our transactions with related parties are all on reasonable commercial terms; and all such transactions between us and related parties are approved by our independent directors.

14.  Employee Benefit Plans

We have established and assumed several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code.  All employees are eligible to participate in at least one of our plans and are entitled, upon termination or retirement, to receive their vested portion of the plan assets.  For some of our plans, we match a certain level of employee contributions.  We also pay certain expenses related to all of our plans.  Expenses for all our plans, including our contributions, were $193, $244 and $35 for the years ended December 31, 2006, 2005 and 2004, respectively.

15.  Segment Information

During 2005 and 2006 we operated substantially in one reportable segment, which is the business of operating senior living communities, including independent living and congregate care communities, assisted living communities and nursing homes.  Our pharmacy and rehabilitation hospital operations are not significant segments of our business and, accordingly, we combine those segments with our business of operating senior living communities.  If and as these businesses grow we may reconsider whether segment reporting is appropriate.  All of our operations and assets are located in the United States.

16.  Guarantor Financial Information

Our convertible notes are guaranteed by certain of our domestic wholly owned subsidiaries.  Such guarantees are full, unconditional and joint and several.  Separate financial statements of the wholly owned subsidiaries are not presented because we have determined that they would not be material.  Condensed consolidating financial information related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2006, 2005 and 2004 are reflected below:

Condensed Consolidating Statement of Operations
For the year ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net revenues from residents	$—	$328,786	$419,217	$—	$748,003
Hospital revenue	—		26,130	—	26,130
Pharmacy revenue	—		53,204	—	53,204
Total revenues		328,786	498,551	—	827,337

Operating expenses:
Wages and benefits	—	143,329	240,676	—	384,005
Other operating expenses	—	87,773	99,562	—	187,335
Hospital expenses	—	—	23,589	—	23,589
Pharmacy expenses	—	—	52,972	—	52,972
Management fee to SLS	—	8,744	—	—	8,744
Termination expense for SLS management agreements	—	129,913	—	—	129,913
Rent expense	—	65,171	46,310	—	111,481
General and administrative	—	—	33,829	—	33,829
Depreciation and amortization	—	4,192	5,758	—	9,950
Total operating expenses	—	439,122	502,696	—	941,818

Operating (loss) income	—	(110,336)	(4,145)	—	(114,481)
Interest and other income	—	313	6,493	—	6,806
Interest expense	—	(24)	(4,341)	—	(4,365)
Equity in earnings of subsidiaries	(116,665)	—	—	116,665	—

(Loss) income from continuing operations before income taxes	(116,665)	(110,047)	(1,993)	116,665	(112,040)
Provision for income taxes	—	—	—	—	—
(Loss) income from continuing operations	(116,665)	(110,047)	(1,993)	116,665	(112,040)

Loss from discontinued operations	—	(74)	(4,551)	—	(4,625)

Net (loss) income	$(116,665)	$(110,121)	$(6,544)	$116,665	$(116,665)

Condensed Consolidating Statement of Operations
For the year ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net revenues from residents	$—	$314,990	$385,901	$—	$700,891
Pharmacy revenue	—	—	33,132	—	33,132
Total revenues	—	314,990	419,033	—	734,023

Operating expenses:
Wages and benefits	—	131,779	224,588	—	356,367
Other operating expenses	—	90,368	90,326	—	180,694
Pharmacy expenses	—	—	31,823	—	31,823
Management fee to SLS	—	21,256	—	—	21,256
Termination expense for SLS management agreements	—	86,286	—	—	86,286
Rent expense	—	64,556	34,334	—	98,890
General and administrative	—	—	28,221	—	28,221
Depreciation and amortization	—	2,562	4,552	—	7,114
Impairment of assets	—	—	2,333	—	2,333
Total operating expenses	—	396,807	416,177	—	812,984

Operating (loss) income	—	(81,817)	2,856	—	(78,961)
Interest and other income	—	170	1,373	—	1,543
Interest expense	—	—	(3,741)	—	(3,741)
Equity in earnings of subsidiaries	(84,159)	—	—	84,159	—

(Loss) income from continuing operations before income taxes	(84,159)	(81,647)	488	84,159	(81,159)
Provision for income taxes	—	—	—	—	—
(Loss) income from continuing operations	(84,159)	(81,647)	488	84,159	(81,159)

Loss from discontinued operations	—	(272)	(2,728)	—	(3,000)

Net (loss) income	$(84,159)	$(81,919)	$(2,240)	$84,159	$(84,159)

Condensed Consolidating Statement of Operations
For the year ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Net revenues from residents	$—	$302,760	$281,855	$—	$584,615
Pharmacy revenue	—	—	13,209	—	13,209
Total revenues	—	302,760	295,064	—	597,824

Operating expenses:
Wages and benefits	—	126,868	175,414	—	302,282
Other operating expenses	—	88,287	65,185	—	153,472
Pharmacy expenses	—	—	12,093	—	12,093
Management fee to SLS	—	19,293	—	—	19,293
Rent expense	—	64,023	18,430	—	82,453
General and administrative	—	—	20,052	—	20,052
Depreciation and amortization	—	1,339	2,033	—	3,372
Total operating expenses	—	299,810	293,207	—	593,017

Operating income	—	2,950	1,857	—	4,807
Interest and other income	—	66	1,600	—	1,666
Interest expense	—	—	(1,172)	—	(1,172)
Equity in earnings of subsidiaries	3,291	—	—	(3,291)	—

Income (loss) from continuing operations before income taxes	3,291	3,016	2,285	(3,291)	5,301
Provision for income taxes	—	—	(120)	—	(120)
Income (loss) from continuing operations	3,291	3,016	2,165	(3,291)	5,181

Loss from discontinued operations	—	(692)	(1,198)	—	(1,890)

Net income (loss)	$3,291	$2,324	$967	$(3,291)	$3,291

Condensed Consolidating Balance Sheet
As of December 31, 2006
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$8,065	$38,176	$—	$46,241
Accounts receivable, net	—	13,209	54,582	—	67,791
Investments	—	—	50,434	—	50,434
Prepaid expenses and other current assets	—	8,353	32,941	—	41,294
Total current assets	—	29,627	176,133	—	205,760

Property and equipment, net	—	23,061	91,837	—	114,898
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Restricted cash	—	3,072	11,750	—	14,822
Intercompany	228,656	—	—	(228,656)	—
Mortgage notes receivable	—	—	2,484	—	2,484
Goodwill and other intangible assets	—	—	22,611	—	22,611
Other long term assets	—	—	5,836	—	5,836
	$228,856	$55,760	$310,851	$(229,056)	$366,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$41,852	$57,760	$—	$99,612
Mortgage notes payable	—	—	33,317	—	33,317
Total current liabilities	—	41,852	91,077	—	132,929

Long term liabilities:
Mortgage notes payable	—	—	11,454	—	11,454
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	6,431	21,667	—	28,098
Total long term liabilities	—	6,431	159,621	(200)	166,052

Total shareholders’ equity	228,656	7,477	60,153	(228,856)	67,430

	$228,856	$55,760	$310,851	$(229,056)	$366,411

Condensed Consolidating Balance Sheet
As of December 31, 2005
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash	$—	$7,076	$9,300	$—	$16,376
Accounts receivable, net	—	15,535	30,589	—	46,124
Investments	—	—	632	—	632
Prepaid expenses and other current assets	—	6,143	24,839	—	30,982
Total current assets	—	28,754	65,360	—	94,114

Property and equipment, net	—	19,200	77,543	—	96,743
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Restricted cash	—	3,798	9,683	—	13,481
Intercompany	113,749	—	—	(113,749)	—
Mortgage notes receivable	—	—	5,337	—	5,337
Goodwill and other intangible assets	—	—	18,048	—	18,048
Other long term assets	—	402	815	—	1,217
	$113,949	$52,154	$176,986	$(114,149)	$228,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$25,262	$64,080	$—	$89,342
Current mortgage notes payable	—	—	626	—	626
Total current liabilities	—	25,262	64,706	—	89,968

Long term liabilities:
Mortgage notes payable	—	—	44,703	—	44,703
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	6,179	19,286	—	25,465
Total long term liabilities	200	6,179	63,989	(200)	70,168

Total shareholders’ equity	113,749	20,713	48,291	(113,949)	68,804

	$113,949	$52,154	$176,986	$(114,149)	$228,940

Condensed Consolidating Balance Sheet
As of December 31, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash	$—	$7,650	$21,501	$—	$29,151

Accounts receivable, net	—	11,676	25,066	—	36,742
Prepaid expenses and other current assets	—	12,498	15,852	—	28,350
Total current assets	—	31,824	62,419	—	94,243

Property and equipment, net	—	12,671	82,518	—	95,189
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Restricted cash	—	8,842	3,322	—	12,164
Intercompany	56,551	—	—	(56,551)	—
Mortgage notes receivable	—	—	6,099	—	6,099
Goodwill and other intangible assets	—	—	11,548	—	11,548
Other long term assets	—	402	3,340	—	3,742
	$56,751	$53,739	$169,446	$(56,951)	$222,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$24,597	$41,838	$—	$66,435
Current mortgage notes payable	—	—	463	—	463
Total current liabilities	—	24,597	42,301	—	66,898

Long term liabilities:
Mortgage notes payable	—	—	42,118	—	42,118
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	6,320	11,745	—	18,065
Total long term liabilities	200	6,320	53,863	(200)	60,183

Total shareholders’ equity	56,551	22,822	73,282	(56,751)	95,904

	$56,751	$53,739	$169,446	$(56,951)	$222,985

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net (loss) income	$(116,665)	$(110,120)	$(6,545)	$116,665	$(116,665)
Undistributed equity in earnings of subsidiaries	116,665	—	—	(116,665)	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	118,138	(182,689)	—	(64,551)
Net cash used in operating activities	—	8,018	(189,234)	—	(181,216)
Cash Flows from investing activities:
Capital expenditures	—	(17,481)	(39,621)	—	(57,102)
Proceeds from the sale of property and equipment	—	9,425	14,304	—	23,729
Other, net	—	1,027	2,578	—	3,605
Net cash (used in) provided by investing activities	—	(7,029)	(22,739)	—	(29,768)
Cash Flows from financing activities:
Proceeds from issuance of common shares, net	—	—	114,907	—	114,907
Change in borrowings, net	—	—	125,942	—	125,942
Net cash provided by financing activities	—	—	240,849	—	240,849
Change in cash and cash equivalents	—	989	28,876	—	29,865
Cash and cash equivalents at beginning of period	—	7,076	9,300	—	16,376
Cash and cash equivalents at end of period	$—	$8,065	$38,176	$—	$46,241

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2005
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net (loss) income	$(84,159)	$(81,919)	$(2,240)	$84,159	$(84,159)
Undistributed equity in earnings of subsidiaries	84,159	—	—	(84,159)	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	80,502	(52,977)	—	27,525
Net cash used in operating activities	—	(1,417)	(55,217)	—	(56,634)
Cash Flows from investing activities:
Capital expenditures	—	(19,722)	(90,631)	—	(110,353)
Proceeds from the sale of property and equipment	—	7,769	88,379	—	96,148
Other, net	—	12,796	(14,232)	—	(1,436)
Net cash (used in) provided by investing activities	—	843	(16,484)	—	(15,641)
Cash Flows from financing activities:
Proceeds from issuance of common shares, net	—	—	56,752	—	56,752
Change in borrowings, net	—	—	2,748	—	2,748
Other, net	—	—	—	—	—
Net cash provided by financing activities	—	—	59,500	—	59,500
Change in cash and cash equivalents	—	(574)	(12,201)	—	(12,775)
Cash and cash equivalents at beginning of period	—	7,650	21,501	—	29,151
Cash and cash equivalents at end of period	$—	$7,076	$9,300	$—	$16,376

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net income (loss)	$3,291	$2,324	$967	$(3,291)	$3,291
Undistributed equity in earnings of subsidiaries	(3,291)	—	—	3,291	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	7,721	(11,410)	—	(3,689)
Net cash (used in) provided by operating activities	—	10,045	(10,443)	—	(398)
Cash Flows from investing activities:
Capital expenditures	—	(18,813)	(123,648)	—	(142,461)
Proceeds from the sale of property and equipment	—	5,746	126,393	—	132,139
Other, net	—	(2,484)	4,715	—	2,231
Net cash (used in) provided by investing activities	—	(15,551)	7,461	—	(8,091)
Cash Flows from financing activities:
Proceeds from issuance of common shares, net	—	—	27,725	—	27,725
Change in borrowings, net	—	—	(5,452)	—	(5,452)
Other, net	—	—	—	—	—
Net cash provided by financing activities	—	—	22,273	—	22,273
Change in cash and cash equivalents	—	(5,506)	19,290	—	13,784
Cash and cash equivalents at beginning of period	—	13,156	2,211	—	15,367
Cash and cash equivalents at end of period	$—	$7,650	$21,501	$—	$29,151

17.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$192,603	$196,056	$201,073	$237,605
Net income (loss) from continuing operations	2,493	(86,335)	5,517	(33,715)
Net income (loss)	1,660	(87,191)	3,196	(34,330)
Net income (loss) per common share	$0.08	$(2.82)	$0.10	$(1.09)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$174,510	$178,401	$187,628	$193,484
Net income from continuing operations	1,048	2,193	(83,444)	(956)
Net income	1,256	1,167	(84,374)	(2,208)
Net income per common share	$0.10	$0.10	$(5.64)	$(0.11)

18.  Pro Forma Information (Unaudited)

Pro forma operating results assuming commencement of operations, as of January 1, 2005, of the six communities we acquired in June 2005 are as follows:

2005

(unaudited)
Revenues	$742,269
Expenses	819,668
Operating loss	(77,399)
Interest and other income	1,596
Interest expense	(4,892)
Loss from continuing operations	(80,695)
Loss from discontinued operations	(3,000)
Net loss	$(83,695)

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

Dated:  March 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evrett W. Benton	President and Chief Executive Officer	March 7, 2007
Evrett W. Benton

/s/ Bruce J. Mackey Jr.	Chief Financial Officer and Treasurer	March 7, 2007
Bruce J. Mackey Jr	(Principal Accounting Officer)

/s/ Barry M. Portnoy	Managing Director	March 7, 2007
Barry M. Portnoy

/s/ Gerard M. Martin	Managing Director	March 7, 2007
Gerard M. Martin

/s/ Bruce M. Gans	Director	March 7, 2007
Bruce M. Gans

/s/ Barbara D. Gilmore	Director	March 7, 2007
Barbara D. Gilmore

/s/ Arthur G. Koumantzelis	Director	March 7, 2007
Arthur G. Koumantzelis