Form 10-Q
period 2007-03-31
FIVE STAR QUALITY CARE INC
filed 2007-05-10
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                                                                                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16817

FIVE STAR QUALITY CARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	04-3516029
(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

(Address of Principal Executive Offices)

617-796-8387

(Registrants telephone Number)

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

Number of Common Shares outstanding at May 10, 2007: 31,684,134 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

March 31, 2007

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.   Financial Information

Item 1.  Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,186	$46,241
Accounts receivable, net of allowance of $6,198 and $5,005 at March 31, 2007 and December 31, 2006, respectively	60,210	67,791
Prepaid expenses	10,331	16,112
Investments	40,759	50,434
Restricted cash – insurance arrangements	2,342	3,043
Restricted investments – insurance arrangements	3,783	2,448
Restricted cash – other	3,473	4,925
Other current assets	13,456	14,766
Total current assets	180,540	205,760

Long term assets:
Property and equipment, net	119,924	114,898
Restricted cash – insurance arrangements	6,034	7,786
Restricted investments – insurance arrangements	9,746	6,262
Restricted cash – other	774	774
Goodwill and other intangible assets	22,490	22,611
Other long term assets	8,116	8,320
	$347,624	$366,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,347	$22,805
Accrued expenses	24,710	18,825
Accrued compensation and benefits	19,206	19,218
Due to Senior Housing Properties Trust (“SNH”)	10,372	9,988
Mortgage notes payable	6,920	33,317
Accrued real estate taxes	5,263	6,035
Security deposit liability	15,298	15,097
Other current liabilities	7,784	7,644
Total current liabilities	108,900	132,929

Long term liabilities:
Mortgage notes payable	11,407	11,454
Convertible senior notes	126,500	126,500
Continuing care contracts	3,608	3,649
Other long term liabilities	25,034	24,449
Total long term liabilities	166,549	166,052
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 50,000,000 shares authorized, 31,684,134 and 31,682,134 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	316	316
Additional paid-in capital	286,368	286,344
Accumulated deficit	(214,671)	(219,435)
Unrealized gain on investments	162	205
Total shareholders’ equity	72,175	67,430
	$347,624	$366,411

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2007	2006

Revenues:
Senior living revenue	$196,658	$180,788
Hospital revenue	26,770	—
Pharmacy revenue	16,248	11,254
Total revenues	239,676	192,042

Operating expenses:
Senior living wages and benefits	101,623	90,835
Other senior living operating expenses	49,469	48,488
Hospital expenses	24,256	—
Pharmacy expenses	15,942	10,691
Management fee to Sunrise Senior Living Services, Inc. (“SLS”)	—	3,538
Rent expense	32,171	25,609
General and administrative	10,059	7,220
Depreciation and amortization	3,179	2,268
Total operating expenses	236,699	188,649

Operating income	2,977	3,393
Interest and other income	1,065	324
Interest expense	(1,778)	(758)
Gain on extinguishment of debt	3,557	—

Income from continuing operations before income taxes	5,821	2,959
Provision for income taxes	208	—
Income from continuing operations	5,613	2,959

Loss from discontinued operations	(849)	(1,300)

Net income	$4,764	$1,659

Weighted average shares outstanding - basic	31,684	20,061

Weighted average shares outstanding - diluted	41,415	20,061

Basic income per share from:
Continuing operations	$0.18	$0.14
Discontinued operations	(0.03)	(0.06)
Net income per share	$0.15	$0.08

Diluted income per share from:
Continuing operations	$0.17	$0.14
Discontinued operations	(0.02)	(0.06)
Net income per share	$0.15	$0.08

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$4,764	$1,659
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,179	2,274
Gain on extinguishment of debt	(3,557)	—
Loss from discontinued operations	849	1,300
Provision for bad debt expense, net	1,193	1,019
Unrealized loss on investments	(43)	(22)
Changes in assets and liabilities:
Accounts receivable	6,388	(248)
Prepaid expenses and other assets	7,311	(299)
Investments	9,675	—
Accounts payable and accrued expenses	2,451	557
Accrued compensation and benefits	(12)	(3,118)
Due to/from SLS	—	(2,107)
Due to/from SNH	384	(37)
Other current and long term liabilities	113	(2,100)
Cash provided by (used in) operating activities	32,695	(1,122)

Net cash used in discontinued operations	(849)	(1,300)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts, net	(914)	(3,115)
Acquisition of property and equipment	(17,745)	(10,322)
Proceeds from disposition of property and equipment held for sale	9,645	5,331
Withdrawals from restricted cash for purchases of property and equipment	—	5,112
Cash used in investing activities	(9,014)	(2,994)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	—	13,500
Repayments of borrowings on revolving credit facility	—	(13,500)
Repayments of mortgage note payable	(22,887)	(139)
Cash used in financing activities	(22,887)	(139)

Change in cash and cash equivalents	(55)	(5,555)
Cash and cash equivalents at beginning of period	46,241	16,376
Cash and cash equivalents at end of period	$46,186	$10,821

Supplemental cash flow information:
Cash paid for interest	$715	$678

Non-cash investing and financing activities:
Issuance of common stock	24	—

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying consolidated financial statements of Five Star Quality Care, Inc. have been prepared without audit.  Certain information and disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  Material changes are limited to reclassifying security deposits out of other current liabilities.  These reclassifications had no effect on net income or shareholders’ equity.

As of March 31, 2007, we operated 160 senior living communities containing 17,909 living units, including 111 primarily independent and assisted living communities containing 13,493 living units and 49 nursing homes containing 4,416 living units.  Of our 111 primarily independent and assisted living communities, we leased 95 communities containing 12,274 living units from Senior Housing Properties Trust, or Senior Housing, our former parent, and we own or lease from parties other than Senior Housing 16 communities containing 1,219 living units.  We lease all but two of our nursing homes from Senior Housing.  Our 160 communities include 5,674 independent living apartments, 6,260 assisted living suites and 5,975 skilled nursing beds.  We also operate six institutional pharmacies, one of which provides mail order pharmaceuticals to the general public, and we operate two rehabilitation hospitals that we lease from Senior Housing.  Our two rehabilitation hospitals contain 342 beds available for inpatient services and 21 affiliated outpatient clinics.

Note 2.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2007 and 2006 is summarized below:

	Three months ended March 31,
	2007	2006
Net income	$4,764	$1,659
Unrealized loss on investments	(43)	(22)
Net comprehensive income	$4,721	$1,637

Note 3.  Financial Data By Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business that we began to operate in October 2006.   In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and nursing homes.  Our rehabilitation hospital segment provides inpatient health rehabilitation services at two locations and outpatient health rehabilitation services at 21 locations.  We do not consider our pharmacy operations to be a significant, separately reportable segment of our business, but we report our pharmacy revenues and expense as separate items combined with our corporate and other activities.  All of our operations and assets are located in the United States.

We use segment operating profit as an important measure to evaluate performance and for decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Our revenues by segment, along with a reconciliation of segment operating profit to income from continuing operations before income taxes, are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other (1)	Total
Three months ended March 31, 2007
Revenues	$196,658	$26,770	$16,248	$239,676
Segment expenses:
Senior living, rehabilitation hospital and pharmacy expenses	151,092	24,256	15,942	191,290
Rent expense	29,602	2,569	—	32,171
Depreciation and amortization	2,211	217	751	3,179
Total segment expenses	182,905	27,042	16,693	226,640

Segment operating profit (loss)	13,753	(272)	(445)	13,036
General and administrative expenses (2)	—	—	(10,059)	(10,059)
Operating income (loss)	13,753	(272)	(10,504)	2,977
Interest and other income	—	—	1,065	1,065
Interest expense	(537)	—	(1,241)	(1,778)
Gain on extinguishment of debt	3,557	—	—	3,557
Provision for income taxes	—	—	(208)	(208)
Income (loss) from continuing operations	$16,773	$(272)	$(10,888)	$5,613

Total Assets as of March 31, 2007	$299,090	$18,977	$29,557	$347,624

Three months ended March 31, 2006
Revenues	$180,788	$—	$11,254	$192,042
Segment expenses:
Senior living, rehabilitation hospital and pharmacy expenses	139,323		10,691	150,014
Management fee SLS	3,538	—	—	3,538
Rent expense	25,609	—	—	25,609
Depreciation and amortization	1,855	—	413	2,268
Total segment expenses	170,325	—	11,104	181,429

Segment operating profit	10,463	—	150	10,613
General and administrative expenses (2)	—	—	(7,220)	(7,220)
Operating income (loss)	10,463	—	(7,070)	3,393
Interest and other income	—	—	324	324
Interest expense	(643)	—	(115)	(758)
Income (loss) from continuing operations	$9,820	$—	$(6,861)	$2,959

Total Assets as of March 31, 2006	$204,564	$—	$19,069	$223,633

(1) Corporate and Other includes operations that are not considered a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses.

Note 4.  Income Taxes

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48.  FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

As required, we adopted FIN 48 effective January 1, 2007 and have concluded the effect is not material to our consolidated financial statements.  Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.  At the date of adoption, we had $785 in unrecognized tax benefits plus significant tax loss carry forwards totaling approximately $202,500 which, if recognized, would favorably affect our effective tax rate.  We do not believe that our unrecognized tax benefits will change significantly in the next 12 months.

Because we have historically reported losses we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. When we believe that we will more likely than not recover our deferred tax assets, we will record deferred tax assets as an income tax benefit in the consolidated statement of operations, which will affect our results of operations. Our net operating loss carry forwards begin to expire in 2023, if unused. The tax loss carry forwards and tax returns filed for the 2002 through 2006 tax years are subject to examination by taxing authorities.

For the quarter ended March 31, 2007, we recognized tax expenses of $208 which includes $151 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards and $57 of a non cash, deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.   We may recognize this deferred tax liability as a reduction in the income tax provision if, in some future period, we expense the related items of goodwill for book purposes as the result of its sale, other disposition or impairment.

Note 5.  Earnings Per Share

Basic earnings per share for the periods ended March 31, 2007 and 2006 is computed using the weighted average number of shares outstanding during the periods.  Diluted earnings per share for the period ended March 31, 2007 reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from the assumed issuance.  The effect of our convertible senior notes on loss from discontinued operations per share is anti-dilutive for the three months ended March 31, 2007.

The following table provides a reconciliation of both net income and the number of common shares used in the computations of diluted earnings per share, or EPS:

	Three Months Ended March 31,
	2007			2006
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$5,613	31,684	$0.18	$2,959	20,061	$0.14
Effect of convertible senior notes	1,241	9,731		—	—
Amounts used to calculate diluted EPS from continuing operations	6,854	41,415	$0.17	2,959	20,061	$0.14

Amounts used to calculate diluted EPS from discontinued operations	$(849)	41,415	$(0.02)	$(1,300)	20,061	$(0.06)

Note 6. Line of Credit

We have a $25,000 revolving line of credit for acquisitions, working capital and general business purposes.  The amount we are able to borrow at any time is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility that is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $50,000.  The termination date, May 8, 2008, may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of March 31, 2007 and May 10, 2007, no amounts were outstanding under this credit facility. As of March 31, 2007 and May 10, 2007 we believe we are in compliance with all applicable covenants under this credit facility.    Interest expense and other associated costs related to this facility were $0 and $115 for the three months ended March 31, 2007 and 2006, respectively.

Note 7. Mortgages Payable

At March 31, 2007, four of our communities were encumbered by five United States Department of Housing and Urban Development, or HUD, insured mortgages totaling $18,327.  In February 2007, we prepaid six mortgages that were secured by five of our senior living communities.  We paid $22,923 to retire these six mortgages, which consisted of approximately $22,198 in principal and interest and $725 in prepayment penalties.  Because we had carried these mortgages at a premium to their face value, we recognized a net gain of $3,557 in connection with the early extinguishment of debt.  In April 2007, we prepaid one additional mortgage that was secured by one of our communities.  We paid $5,944 to retire this mortgage, which consisted of approximately $5,828 in principal and $116 in prepayment penalties.  Because we had carried this mortgage at a premium to its face value, we will recognize a gain of approximately $934 in connection with the early extinguishment of debt in the second quarter of 2007.  Mortgage interest expense, including premium amortization, was $579 and $644 for the three months ended March 31, 2007 and 2006, respectively.

Note 8. Convertible Senior Notes due 2026

In October 2006, we issued $126,500 principal amount of 3.75% convertible senior notes.  Our net proceeds from this offering were approximately $122,600.  These notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of notes, which represents an initial conversion price of $13.00 per share.  Interest expense and other associated costs on the notes was $1,241 for the three months ended March 31, 2007.  The notes are guaranteed by certain of our domestic wholly owned subsidiaries.  These notes mature October 15, 2026 and may be prepaid by us anytime after October 20, 2011.  These notes were issued pursuant to an indenture which contains various customary covenants; we believe we are in compliance with all applicable covenants of the indenture pursuant to which the notes were issued.

Note 9.  Related Party Transactions

We lease 142 of the 160 senior living communities we operated on March 31, 2007 from Senior Housing for total annual minimum rent of $125,345.  In addition to the minimum rent, we paid $552 and $293 in percentage rent to Senior Housing for the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $9,645 of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing increased by $945.

Note 10.  Discontinued Operations

In March 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we lease from Senior Housing.  Senior Housing is in the process of selling these assisted living communities and, upon their sale, our annual minimum rent payable to Senior Housing will decrease by 9.5% of the net proceeds of the sale to Senior Housing.  As of March 31, 2007, we have disposed of substantially all of our assets and settled all liabilities related to these two communities.  We have reclassified the statement of operations for all periods presented to show the results of operations of the communities which have been sold or are expected to be sold as discontinued.  A summary of the operating results of these discontinued operations included in the financial statements for the three months ended March 31, 2007 and 2006 is:

	Three months ended March 31,
	2007	2006
Revenues	$753	$7,862
Expenses	(1,602)	(9,162)
Net loss	$(849)	$(1,300)

Note 11.   Guarantor Financial Information

Our convertible notes are guaranteed by certain of our domestic wholly owned subsidiaries.  Such guarantees are full, unconditional and joint and several.  Condensed consolidating financial information related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries for all periods presented are reflected below:

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$84,041	$112,617	$—	$196,658
Hospital revenue	—	—	26,770	—	26,770
Pharmacy revenue	—	—	16,248	—	16,248
Total revenues		84,041	155,635	—	239,676

Operating expenses:
Senior living wages and benefits	—	38,729	62,894	—	101,623
Other senior living operating expenses	—	26,057	23,412	—	49,469
Hospital expenses	—	—	24,256	—	24,256
Pharmacy expenses	—	—	15,942	—	15,942
Rent expense	—	16,624	15,547	—	32,171
General and administrative	—	—	10,059	—	10,059
Depreciation and amortization	—	1,174	2,005	—	3,179
Total operating expenses	—	82,584	154,115	—	236,699

Operating income	—	1,457	1,520	—	2,977
Interest and other income	—	(10)	1,075	—	1,065
Interest expense	—	—	(1,778)	—	(1,778)
Gain on extinguishment of debt	—	—	3,557	—	3,557
Equity in earnings of subsidiaries	4,764	—	—	(4,764)	—

Income from continuing operations before income taxes	4,764	1,447	4,374	(4,764)	5,821
Provision for income taxes	—	—	208	—	208
Income from continuing operations	4,764	1,447	4,166	(4,764)	5,613

Loss from discontinued operations	—	—	(849)	—	(849)

Net income	$4,764	$1,447	$3,317	$(4,764)	$4,764

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$81,017	$99,771	$—	$180,788
Pharmacy revenue	—		11,254	—	11,254
Total revenues		81,017	111,025	—	192,042

Operating expenses:
Senior living wages and benefits	—	34,567	56,268	—	90,835
Other senior living operating expenses	—	25,935	22,553	—	48,488
Pharmacy expenses	—	—	10,691	—	10,691
Management fee to SLS	—	3,538	—	—	3,538
Rent expense	—	16,036	9,573	—	25,609
General and administrative	—	—	7,220	—	7,220
Depreciation and amortization	—	949	1,319	—	2,268
Total operating expenses	—	81,025	107,624	—	188,649

Operating (loss) income	—	(8)	3,401	—	3,393
Interest and other income	—	75	249	—	324
Interest expense	—	—	(758)	—	(758)
Equity in earnings of subsidiaries	1,659	—	—	(1,659)	—

Income from continuing operations before income taxes	1,659	67	2,892	(1,659)	2,959
Provision for income taxes	—	—	—	—	—
Income from continuing operations	1,659	67	2,892	(1,659)	2,959

Loss from discontinued operations	—	(69)	(1,231)	—	(1,300)

Net income	$1,659	$(2)	$1,661	$(1,659)	$1,659

Condensed Consolidating Balance Sheet

As of March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$2,732	$43,454	$—	$46,186
Accounts receivable, net	—	2,070	58,140	—	60,210
Restricted cash and investments	—	2,948	6,650	—	9,598
Investments	—	—	40,759	—	40,759
Prepaid expenses and other current assets	—	4,834	18,953	—	23,787
Total current assets	—	12,584	167,956	—	180,540

Property and equipment, net	—	23,469	96,455	—	119,924
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Restricted cash and investments	—	3,072	13,482	—	16,554
Intercompany	228,680	—	—	(228,680)	—
Goodwill and other intangible assets	—	—	22,490	—	22,490
Other long term assets	—	—	8,116	—	8,116
	$228,880	$39,125	$308,699	$(229,080)	$347,624

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$29,473	$72,507	$—	$101,980
Mortgage notes payable	—	—	6,920	—	6,920
Total current liabilities	—	29,473	79,427	—	108,900

Long term liabilities:
Mortgage notes payable	—	—	11,407	—	11,407
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	6,577	22,065	—	28,642
Total long term liabilities	200	6,577	159,972	(200)	166,549

Total shareholders’ equity	228,680	3,075	69,300	(228,880)	72,175

	$228,880	$39,125	$308,699	$(229,080)	$347,624

Condensed Consolidating Balance Sheet

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$8,065	$38,176	$—	$46,241
Accounts receivable, net	—	13,209	54,582	—	67,791
Investments	—	—	50,434	—	50,434
Prepaid expenses and other current assets	—	8,353	32,941	—	41,294
Total current assets	—	29,627	176,133	—	205,760

Property and equipment, net	—	23,061	91,837	—	114,898
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Restricted cash	—	3,072	11,750	—	14,822
Intercompany	228,656	—	—	(228,656)	—
Goodwill and other intangible assets	—	—	22,611	—	22,611
Other long term assets	—	—	8,320	—	8,320
	$228,856	$55,760	$310,851	$(229,056)	$366,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$41,852	$57,760	$—	$99,612
Mortgage notes payable	—	—	33,317	—	33,317
Total current liabilities	—	41,852	91,077	—	132,929

Long term liabilities:
Mortgage notes payable	—	—	11,454	—	11,454
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	6,431	21,667	—	28,098
Total long term liabilities	200	6,431	159,621	(200)	166,052

Total shareholders’ equity	228,656	7,477	60,153	(228,856)	67,430

	$228,856	$55,760	$310,851	$(229,056)	$366,411

Condensed Consolidating Cash Flow Statement

For the three months ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net income	$4,764	$1,447	$3,317	$(4,764)	$4,764
Undistributed equity in earnings of subsidiaries	(4,764)	—	—	4,764	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(5,212)	32,294	—	27,082
Net cash provided by (used in) operating activities	—	(3,765)	35,611	—	31,846
Cash Flows from investing activities:
Capital expenditures	—	(5,156)	(12,589)	—	(17,745)
Proceeds from the sale of property and equipment	—	3,588	6,057	—	9,645
Other, net	—	—	(914)	—	(914)
Net cash used in investing activities	—	(1,568)	(7,446)	—	(9,014)
Cash Flows from financing activities:
Change in borrowings, net	—	—	(22,887)	—	(22,887)
Net cash used in financing activities	—	—	(22,887)	—	(22,887)
Change in cash and cash equivalents	—	(5,333)	5,278	—	(55)
Cash and cash equivalents at beginning of period	—	8,065	38,176	—	46,241
Cash and cash equivalents at end of period	$—	$2,732	$43,454	$—	$46,186

Condensed Consolidating Cash Flow Statement

For the three months ended March 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net income	$1,659	$(2)	$1,661	$(1,659)	$1,659
Undistributed equity in earnings of subsidiaries	(1,659)	—	—	1,659	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	1,432	(5,513)	—	(4,081)
Net cash provided by (used in) operating activities	—	1,430	(3,852)	—	(2,422)
Cash Flows from investing activities:
Capital expenditures	—	(3,406)	(6,916)	—	(10,322)
Proceeds from the sale of property and equipment	—	1,758	3,573	—	5,331
Other, net	—	825	1,172	—	1,997
Net cash used in investing activities	—	(823)	(2,171)	—	(2,994)
Cash Flows from financing activities:
Change in borrowings, net	—	—	(139)	—	(139)
Net cash used in financing activities	—	—	(139)	—	(139)
Change in cash and cash equivalents	—	607	(6,162)	—	(5,555)
Cash and cash equivalents at beginning of period	—	7,076	9,300	—	16,376
Cash and cash equivalents at end of period	$—	$7,683	$3,138	$—	$10,821

Note 12.   Subsequent Events

On April 30, 2007, we acquired a 48 unit assisted living community located in Tennessee for approximately $4,900.  We financed the acquisition by assuming a $4,600 non recourse HUD mortgage and paying the balance of the purchase price with cash on hand.  The interest rate on the assumed HUD mortgage is 7.65%.  We will include the results of this community’s operations in our consolidated financial statements from date of acquisition.  All of the community’s revenues come from residents’ private resources.  We acquired this community to expand our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business that we began to operate in October 2006. In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and nursing homes.  Our rehabilitation hospital segment provides inpatient health rehabilitation services at two locations and outpatient health rehabilitation services at 21 locations. We did not report our rehabilitation hospital business as a separate segment in 2006 since we only began to operate these hospitals in October 2006. We do not consider our pharmacy operations to be a significant, separately reportable segment of our business, but we report our pharmacy revenues and expense as separate items combined with our corporate and other activities.  All of our operations and assets are located in the United States.

We use segment operating profit as an important measure to evaluate performance and for decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Key Statistical Data (for the three months ended March 31, 2007 and 2006):

The following tables present an overview of our operations for the quarters ended March 31, 2007 and 2006:

Senior living communities:

	Three months ended March 31,
	2007	2006	$ Variance	Change
(dollars in thousands, except per day amounts)
Senior living revenue	$196,658	$180,788	$15,870	9%
Senior living wages and benefits	101,623	90,835	10,788	12%
Other senior living operating expenses	49,469	48,488	981	2%
Management fee to SLS	—	3,538	(3,538)	-100%
Rent expense	29,602	25,609	3,993	16%
Depreciation and amortization	2,211	1,855	356	19%
Interest expense	537	643	(106)	-16%
Gain on extinguishment of debt	3,557	—	3,557	—
Senior living income from continuing operations	16,773	9,820	6,953	71%

No. of communities (end of period)	160	149	—	11
No. of living units (end of period)	17,909	16,618	—	1,291
Occupancy	90%	91%	—	-1%
Average daily rate	$136	$133	$3	2%
Percent of net revenues from residents from Medicare	15%	15%	—	—
Percent of net revenues from residents from Medicaid	18%	19%	—	-1%
Percent of net revenues from residents from private and other sources	67%	66%	—	1%

Comparable senior living communities (senior living communities that we operated continuously since January 1, 2006):

	Three months ended March 31,
	2007	2006	$ Variance	Change
(dollars in thousands, except per day amounts)
Senior living revenue	$187,695	$180,788	$6,907	4%
Senior living community expenses	143,764	139,323	4,441	3%
No. of communities (end of period)	149	149	—	—
No. of living units (end of period)	16,618	16,618	—	—
Occupancy	91%	91%	—	—
Average daily rate	$138	$133	5	4%
Percent of net revenues from residents from Medicare	16%	15%	—	1%
Percent of net revenues from residents from Medicaid	19%	19%	—	—
Percent of net revenues from residents from private and other sources	65%	66%	—	-1%

Rehabilitation hospitals:

	Three months ended March 31,
	2007	2006	$ Variance	Change
(dollars in thousands)
Hospital revenues	$26,770	$—	$26,770	—
Hospital expenses	24,256	—	24,256	—
Rent expense	2,569	—	2,569	—
Depreciation and amortization	217	—	217	—
Hospital loss from continuing operations	(272)	—	(272)	—

Corporate and other (1):

	Three months ended March 31,
	2007	2006	$ Variance	Change
(dollars in thousands)
Pharmacy revenue	$16,248	$11,254	$4,994	44%
Pharmacy expenses	15,942	10,691	5,251	49%
Depreciation and amortization	751	413	338	82%
General and administrative (2)	10,059	7,220	2,839	39%
Interest and other income	1,065	324	741	229%
Interest expense	1,241	115	1,126	979%
Provision for income taxes	208	—	208	—
Corporate and Other loss from continuing operations	(10,888)	(6,861)	(4,027)	59%

(1) Corporate and Other includes operations that are not considered a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses.

Consolidated:

	Three months ended March 31,
	2007	2006	$ Variance	Change
(dollars in thousands)
Summary of revenue:
Senior living revenue	$196,658	$180,788	$15,870	9%
Hospital revenue	26,770	—	26,770	—
Corporate and Other	16,248	11,254	4,994	44%
Total revenue	239,676	192,042	47,634	25%
Summary of income (loss) from continuing operations:
Senior living communities	16,773	9,820	6,953	71%
Rehabilitation hospitals	(272)	—	(272)	—
Corporate and Other	(10,888)	(6,861)	(4,027)	59%
Income from continuing operations	5,613	2,959	2,654	90%

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

Senior living communities:

The 9% increase in senior living revenue is due primarily to revenues from the 11 communities we acquired in the third and fourth quarter of 2006 and higher per diem charges to residents.  The 4% increase in senior living revenue at the communities that we have operated continuously since January 1, 2006 is due primarily to higher per diem charges to residents.

Our 12% increase in senior living wages and benefits costs is primarily due to wages and benefits at the 11 communities we acquired in the third and fourth quarter of 2006 and wage increases.  The 2% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the 11 communities we acquired in the third and fourth quarter of 2006 and increased charges from third parties.  The senior living community expenses for the senior living communities that we have operated continuously since January 1, 2006 have increased by 3%, principally due to wage and benefit increases.  Management fees to SLS were eliminated due to our termination of the last of our management agreements with SLS in 2006.  The 16% rent expense increase is due to the communities that we began to lease in 2006 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2006.

The 19% increase in depreciation and amortization expense for the three months ended March 31, 2007 is primarily attributable to our purchase of furniture and fixtures for our communities.

Our interest expense decreased by 16% because in February 2007, we prepaid six HUD insured mortgages that were secured by five of our communities.  We recognized a net gain of $3.6 million on extinguishments of these mortgages that consists of the elimination of $4.3 million of debt premium offset by $725,000 in prepayment penalties.

Rehabilitation hospitals:

The increase in hospital revenues, hospital expenses, rent expense and depreciation and amortization expense from our hospitals is a result of our beginning operations at our hospitals in October 2006.

Corporate and other:

The increase in revenues and expenses from our pharmacies is primarily the result of our acquiring one pharmacy in each of May 2006 and November 2006.

The 39% increase in general and administrative expenses for the three months ended March 31, 2007 over the same period in 2006 results from our acquisition of 11 communities in the third and fourth quarter of 2006, from the 30 communities we began to operate in 2006 that were previously managed for us by SLS and from the rehabilitation hospitals we began to operate in October 2006.

The 82% increase in depreciation and amortization expense for the three months ended March 31, 2007 is primarily attributable to our pharmacy acquisitions.

Our interest and other income increased by $741,000, or 229%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily as a result of higher levels of investable cash proceeds from our convertible senior notes offering and increased yields on our cash and investments.

Our interest expense increased by 979%, due to the issuance of our convertible senior notes in October 2006.

For the quarter ended March 31, 2007, we incurred taxes of $208, which includes $151 of alternative minimum taxes that are payable without regard to our tax loss carry forwards and $57 of a deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

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

Assets and Liabilities

Our current assets at March 31, 2007 were $180.5 million, compared to $205.8 million at December 31, 2006.  At March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $46.2 million.  Our current liabilities were $108.9 million at March 31, 2007, compared to $132.9 million at December 31, 2006.  The decrease in both current assets and current liabilities is primarily the result of our prepayment of six mortgages in accordance with the terms of the related indebtedness in 2007.

Our Leases with Senior Housing

As of May 10, 2007, we lease 142 senior living communities and two rehabilitation hospitals from Senior Housing under six leases.  Our leases with Senior Housing require us to pay minimum rent of $125.3 million annually and percentage rent for most communities.  In addition to the minimum rent, we paid approximately $552,000 and $293,000 in percentage rent to Senior Housing for the three months ended March 31, 2007 and 2006, respectively.

Upon our request, Senior Housing reimburses our capital expenditures made at the communities we lease from Senior Housing and increases our rent pursuant to contractual formulas.  Senior Housing reimbursed us $9.6 million during the three months ended March 31, 2007 for capital expenditures made at these leased communities and increased our annual rent by approximately $945,000.

Our Revenues

Our revenues from services to residents at our senior living communities are a primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.  At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues from residents at our senior living communities were earned primarily at our 49 nursing homes.  We derived 33% and 34% of our net revenues from residents from these programs for the three months ended March 31, 2007 and 2006, respectively.

Our Medicare net revenues from senior living community residents totaled $30.4 million and $26.3 million for the three months ended March 31, 2007 and 2006, respectively.  In October 2006 our Medicare rates increased by approximately 3% over the prior period.  Our Medicaid net revenues from senior living community residents totaled $35.4 million and $34.5 million for the three months ended March 31, 2007 and 2006, respectively.  The Bush administration and certain members of the Senate and the House of Representatives have proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding.  The magnitude of the potential Medicare and Medicaid rate reductions and the impact of the failure of these programs to increase rates to match increasing expenses, as well as the magnitude of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations.

We began to operate two rehabilitation hospitals in October 2006.  Approximately 68% of our revenues from these hospitals came from the Medicare and Medicaid programs.  In May 2004, the Federal Center for Medicare and Medicaid Services, or CMS, issued a rule establishing revised Medicare standards that rehabilitation hospitals are required to meet in order to participate as inpatient rehabilitation facilities, or IRFs, in the Medicare program, known as the “75% Rule”.  The 75% Rule is being phased in over a four year period that began on July 1, 2004.  For cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of the CMS designated medical conditions.  For cost reporting periods starting on and after July 1, 2007, the requirement is 65% and for cost reporting periods starting on and after July 1, 2008, the requirement is 75%.  An IRF that fails to meet the requirements of the 75% Rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates.  As of March 31, 2007 and May 10, 2007, we believe we are in compliance with the current requirements of this rule.

Debt Instruments and Covenants

The interest rate on borrowings under our revolving credit facility is LIBOR plus a premium.  The maximum amount available under this facility is $25 million, and is subject to limitations based upon qualifying collateral.  We are the borrower under the revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility.  The facility is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility is available for acquisitions, working capital and general business purposes.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and contains other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $50 million. The termination date of the facility is May 8, 2008.  The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of March 31, 2007 and May 10, 2007, no amounts were outstanding under this credit facility.  As of March 31, 2007 and May 10, 2007, we believe we are in compliance with all applicable covenants under this revolving credit agreement.

In October 2006, we issued $126.5 million principal amount of 3.75% convertible senior notes.  Our net proceeds from this offering were approximately $122.6 million.  These notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of notes, which represents an initial conversion price of $13.00 per share.  Interest expense on the notes was $1.3 million for the three months ended March 31, 2007.  The notes are guaranteed by certain of our wholly owned subsidiaries.  These notes mature on October 15, 2026 and may be prepaid by us at anytime after October 20, 2011.  These notes were issued pursuant to an indenture which contains various customary covenants; we believe we are in compliance with all applicable covenants of the indenture pursuant to which the notes were issued.

At March 31, 2007, we had five HUD insured mortgage loans totaling $18.3 million that were secured by four properties.  The weighted average interest rate on these loans was 6.4%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to May 2039.  These mortgages contain standard HUD mortgage covenants.  At March 31, 2007 and May 10, 2007, we believe we are in compliance with all covenants of these mortgages.  We recorded mortgage premiums in connection with some of these HUD mortgages in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturity of the mortgages.  The mortgage premium balance included in mortgage notes payable as of March 31, 2007 was $1.8 million.

In February 2007, we prepaid six mortgages that were secured by five of our senior living communities.  We paid $22.9 million to retire these six mortgages, which consisted of approximately $22.2 million in principal and interest and $725,000 in prepayment penalties.  Because we had carried these mortgages at a premium to their face value, we recognized a net gain of $3.6 million in connection with the early extinguishment of debt.  In April 2007, we prepaid one additional mortgage that was secured by one of our communities.  We paid $5.9 million to retire this mortgage, which consisted of approximately $5.8 million in principal and $116,000 in prepayment penalties.  Because we had carried this mortgage at a premium to its fair value, we will recognize a gain of approximately $934,000 in connection with the early extinguishment of debt in the second quarter of 2007.

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

Related Party Transactions

We lease 142 of the 160 senior living communities we operate from Senior Housing for total annual minimum rent of $125.3 million.  In addition, we paid approximately $552,000 in percentage rent to Senior Housing for the three months ended March 31, 2007.

During the three months ended March 31, 2007, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $9.6 million of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing increased by approximately $945,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates remains unchanged since December 31, 2006.  Other than as described below, we do not now anticipate any significant changes in our exposure to fluctuations in interest rates or in how we manage this risk in the future.

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  For example: based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $144.8 million mortgage debt and convertible notes outstanding on March 31, 2007, would increase by about $5.8 million; and, similarly, if prevailing interest rates were to increase by 10%, the market value of our $144.8 million mortgage debt and convertible notes would decline by about $5.3 million.

Our revolving credit facility bears interest at floating rates and matures in May 2007.  As of March 31, 2007 and May 10, 2007, no amounts were outstanding under this credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $25.0 million were drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $250,000 per year, or $0.01 per share, based on our currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS  STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS  WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL REULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

•                                          OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II. Other Information

Item 6.   Exhibits

10.1

Twelfth Amendment to Second Amended and Restated Lease Agreement, dated as of January 1, 2007, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K dated March 3, 2007.)

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
Dated: May 10, 2007

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: May 10, 2007