Form 10-Q
period 2007-06-30
FIVE STAR QUALITY CARE INC
filed 2007-08-09
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

617-796-8387

(Registrant’s Telephone Number Including Area Code)

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

Number of Common Shares outstanding at August 8, 2007: 31,704,134 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2007

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.     Financial Information

Item 1.  Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share amounts)

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$42,486	$46,241
Accounts receivable, net of allowance of $6,190 and $5,005 at June 30, 2007 and December 31, 2006, respectively	60,877	67,791
Prepaid expenses	8,739	16,112
Investments in trading securities	38,771	50,434
Restricted cash – insurance arrangements	1,849	3,043
Restricted investments – insurance arrangements	4,514	2,448
Restricted cash – other	3,270	4,925
Other current assets	11,320	14,766
Total current assets	171,826	205,760

Property and equipment, net	132,772	114,898
Restricted cash – insurance arrangements	4,713	7,786
Restricted investments – insurance arrangements	11,505	6,262
Restricted cash – other	769	774
Goodwill and other intangible assets	22,477	22,611
Other long term assets	8,404	8,320
	$352,466	$366,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,316	$22,805
Accrued expenses	26,577	18,825
Accrued compensation and benefits	20,757	19,218
Due to Senior Housing Properties Trust (“SNH”)	10,960	9,988
Mortgage notes payable	155	33,317
Accrued real estate taxes	6,207	6,035
Security deposit liability	14,667	15,097
Other current liabilities	7,983	7,644
Total current liabilities	105,622	132,929

Long term liabilities:
Mortgage notes payable	15,927	11,454
Convertible senior notes	126,500	126,500
Continuing care contracts	3,400	3,649
Other long term liabilities	25,455	24,449
Total long term liabilities	171,282	166,052
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 50,000,000 shares authorized, 31,704,134 and 31,682,134 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	317	316
Additional paid-in capital	286,524	286,344
Accumulated deficit	(210,591)	(219,435)
Unrealized (loss) gain on investments	(688)	205
Total shareholders’ equity	75,562	67,430
	$352,466	$366,411

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues:
Senior living revenue	$200,024	$182,649	$396,525	$363,437
Hospital revenue	25,873	—	52,643	—
Pharmacy revenue	16,914	12,963	33,162	24,217
Total revenues	242,811	195,612	482,330	387,654

Operating expenses:
Senior living wages and benefits	103,406	94,484	204,872	185,319
Other senior living operating expenses	48,406	45,794	97,875	94,282
Hospital expenses	24,151	—	48,407	—
Pharmacy expenses	16,328	12,305	32,270	22,996
Management fee to Sunrise Senior Living Services, Inc. (“SLS”)	—	2,854	—	6,392
Termination expense for SLS management agreements	—	89,833	—	89,833
Rent expense	31,858	25,846	64,029	51,453
General and administrative	10,887	8,016	20,946	15,238
Depreciation and amortization	3,265	2,289	6,444	4,557
Total operating expenses	238,301	281,421	474,843	470,070

Operating income (loss)	4,510	(85,809)	7,487	(82,416)
Interest and other income	1,521	816	2,586	1,140
Interest expense	(1,677)	(875)	(3,455)	(1,633)
Gain on extinguishment of debt	934	—	4,491	—

Income (loss) from continuing operations before income taxes	5,288	(85,868)	11,109	(82,909)

Provision for income taxes	275	—	483	—
Income (loss) from continuing operations	5,013	(85,868)	10,626	(82,909)

Loss from discontinued operations	(933)	(1,323)	(1,782)	(2,623)

Net income (loss)	$4,080	$(87,191)	$8,844	$(85,532)

Weighted average shares outstanding - basic	31,694	30,982	31,689	25,551

Weighted average shares outstanding - diluted	41,425	30,982	41,420	25,551

Basic income (loss) per share from:
Continuing operations	$0.16	$(2.78)	$0.34	$(3.25)
Discontinued operations	(0.03)	(0.04)	(0.06)	(0.10)
Net income (loss) per share	$0.13	$(2.82)	$0.28	$(3.35)

Diluted income (loss) per share from:
Continuing operations	$0.15	$(2.78)	$0.32	$(3.25)
Discontinued operations	(0.02)	(0.04)	(0.04)	(0.10)
Net income (loss) per share	$0.13	$(2.82)	$0.28	$(3.35)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$8,844	$(85,532)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	6,444	4,557
Gain on extinguishment of debt	(4,491)	—
Loss from discontinued operations	1,782	2,623
Provision for bad debt expense, net	1,185	1,334
Changes in assets and liabilities:
Accounts receivable	5,729	(1,550)
Prepaid expenses and other assets	10,665	(758)
Investments in trading securities	11,663	(3,859)
Accounts payable and accrued expenses	3,444	4,021
Accrued compensation and benefits	1,539	(1,766)
Due to/from SLS	—	(8,076)
Due to/from SNH	972	11
Other current and long term liabilities	838	424
Cash provided by (used in) operating activities	48,614	(88,571)

Net cash used in discontinued operations	(1,782)	(2,623)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts, net	(2,275)	(7,642)
Acquisition of property and equipment	(36,199)	(20,086)
Acquisition of senior living community, net of cash acquired	(5,025)	—
Acquisition of pharmacy, net of cash acquired	—	(3,500)
Proceeds from disposition of property and equipment held for sale	17,110	11,077
Withdrawals from restricted cash for purchases of property and equipment	—	4,638
Cash used in investing activities	(26,389)	(15,513)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	114,059
Proceeds from borrowings on revolving credit facility	—	28,000
Repayments of borrowings on revolving credit facility	—	(28,000)
Proceeds from mortgage note payable	4,559	—
Repayments of mortgage note payable	(28,757)	(280)
Cash (used in) provided by financing activities	(24,198)	113,779

Change in cash and cash equivalents	(3,755)	7,072
Cash and cash equivalents at beginning of period	46,241	16,376
Cash and cash equivalents at end of period	$42,486	$23,448

Supplemental cash flow information:
Cash paid for interest	$3,063	$1,354

Non-cash investing and financing activities:
Issuance of common stock	180	43

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

As of June 30, 2007, we operated 161 senior living communities containing 18,007 living units, including 112 primarily independent and assisted living communities containing 13,597 living units and 49 nursing homes containing 4,410 living units.  Of our 112 primarily independent and assisted living communities, we leased 95 communities containing 12,330 living units from Senior Housing Properties Trust, or Senior Housing, our former parent, and we owned or leased from parties other than Senior Housing 17 communities containing 1,267 living units.  We leased 47 of our 49 nursing homes from Senior Housing.  Our 161 communities include 5,667 independent living apartments, 6,371 assisted living suites and 5,969 skilled nursing beds.  We also operated six institutional pharmacies, one of which provided mail order pharmaceuticals to the general public, and we operated two rehabilitation hospitals that we leased from Senior Housing.  Our two rehabilitation hospitals contain 342 beds available for inpatient services and 21 affiliated outpatient clinics.

Note 2. Property and Equipment

Property and equipment, at cost, consists of:

	June 30, 2007	December 31, 2006
Land	$7,195	$6,685
Buildings and improvements	98,552	82,293
Furniture, fixtures and equipment	54,131	46,685
	159,878	135,663
Accumulated depreciation	(27,106)	(20,765)
	$132,772	$114,898

As of June 30, 2007 and December 31, 2006, we had assets classified as held for sale of $25,127 and $15,478, respectively, included in our property and equipment that we intend to sell to Senior Housing as permitted by our leases.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 is summarized below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$4,080	$(87,191)	$8,844	$(85,532)
Unrealized loss on investments in available for sale securities	(850)	(336)	(893)	(358)
Comprehensive income (loss)	$3,230	$(87,527)	$7,951	$(85,890)

Note 4.  Financial Data By Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business that we began to operate in October 2006.  In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and nursing homes.  Our rehabilitation hospital segment provides inpatient health rehabilitation services at our two hospital locations and three satellite locations and outpatient health rehabilitation services at 21 locations.  We do not consider our pharmacy operations to be a material, separately reportable segment of our business, but we report our pharmacy revenues and expense as separate items combined with our corporate and other activities.  All of our operations and assets are located in the United States.

We use segment operating profit as an important measure to evaluate our performance and for decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Our revenues by segment, along with a reconciliation of segment operating profit to income from continuing operations before income taxes for the three and six months ended June 30, 2007 and 2006 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and other (1)	Total
Three months ended June 30, 2007
Revenues	$200,024	$25,873	$16,914	$242,811
Segment expenses:
Operating expenses	151,812	24,151	16,328	192,291
Rent expense	29,296	2,562	—	31,858
Depreciation and amortization	2,289	279	697	3,265
Total segment expenses	183,397	26,992	17,025	227,414

Segment operating profit (loss)	16,627	(1,119)	(111)	15,397
General and administrative expenses (2)	—	—	(10,887)	(10,887)
Operating income (loss)	16,627	(1,119)	(10,998)	4,510
Interest and other income	—	—	1,521	1,521
Interest expense	(432)	—	(1,245)	(1,677)
Gain on extinguishment of debt	934	—	—	934
Provision for income taxes	—	—	(275)	(275)
Income (loss) from continuing operations	$17,129	$(1,119)	$(10,997)	$5,013

Total Assets as of June 30, 2007	$235,382	$23,821	$93,263	$352,466

Three months ended June 30, 2006
Revenues	$182,649	$—	$12,963	$195,612
Segment expenses:
Operating expenses	140,278	—	12,305	152,583
Management fee to SLS	2,854	—	—	2,854
Termination expense for SLS management agreements	89,833	—	—	89,833
Rent expense	25,846	—	—	25,846
Depreciation and amortization	1,759	—	530	2,289
Total segment expenses	260,570	—	12,835	273,405

Segment operating (loss) profit	(77,921)	—	128	(77,793)
General and administrative expenses (2)	—	—	(8,016)	(8,016)
Operating loss	(77,921)	—	(7,888)	(85,809)
Interest and other income	—	—	816	816
Interest expense	(867)	—	(8)	(875)
Loss from continuing operations	$(78,788)	$—	$(7,080)	$(85,868)

Total Assets as of June 30, 2006	$224,058	$—	$28,276	$252,334

Six months ended June 30, 2007
Revenues	$396,525	$52,643	$33,162	$482,330
Segment expenses:
Operating expenses	302,747	48,407	32,270	383,424
Rent expense	58,898	5,131	—	64,029
Depreciation and amortization	4,500	496	1,448	6,444
Total segment expenses	366,145	54,034	33,718	453,897

Segment operating profit (loss)	30,380	(1,391)	(556)	28,433
General and administrative expenses (2)	—	—	(20,946)	(20,946)
Operating income (loss)	30,380	(1,391)	(21,502)	7,487
Interest and other income	—	—	2,586	2,586
Interest expense	(969)	—	(2,486)	(3,455)
Gain on extinguishment of debt	4,491	—	—	4,491
Provision for income taxes	—	—	(483)	(483)
Income (loss) from continuing operations	$33,902	$(1,391)	$(21,885)	$10,626

Six months ended June 30, 2006
Revenues	$363,437	$—	$24,217	$387,654
Segment expenses:
Operating expenses	279,601	—	22,996	302,597
Management fee to SLS	6,392	—	—	6,392
Termination expense for SLS management agreements	89,833	—	—	89,833
Rent expense	51,453	—	—	51,453
Depreciation and amortization	3,614	—	943	4,557
Total segment expenses	430,893	—	23,939	454,832

Segment operating (loss) profit	(67,456)	—	278	(67,178)
General and administrative expenses (2)	—	—	(15,238)	(15,238)
Operating loss	(67,456)	—	(14,960)	(82,416)
Interest and other income	—	—	1,140	1,140
Interest expense	(1,510)	—	(123)	(1,633)
Loss from continuing operations	$(68,966)	$—	$(13,943)	$(82,909)

(1) Corporate and Other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses.

Note 5.  Income Taxes

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

As required, we adopted FIN 48 effective January 1, 2007 and have concluded the effect is not material to our consolidated financial statements.  Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.  At the date of adoption, we had $785 in unrecognized tax benefits related to FIN 48 plus significant tax loss carry forwards totaling approximately $202,500 which, if recognized, would favorably affect our effective tax rate.  We do not believe that our unrecognized tax benefits related to FIN 48 will change significantly in the next 12 months.

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

For the six months ended June 30, 2007, we recognized tax expenses of $483, which includes $369 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards and $114 of a non cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes. We may recognize this deferred tax liability as a reduction in the income tax provision if, in some future period, we expense the related items of goodwill for book purposes as the result of its sale, other disposition or impairment.

Note 6.  Earnings Per Share

Basic earnings per share for the periods ended June 30, 2007 and 2006 is computed using the weighted average number of shares outstanding during the periods.  Diluted earnings per share for the period ended June 30, 2007 reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from the assumed issuance.  The effect of our convertible senior notes on loss from discontinued operations per share is anti-dilutive for the three and six months ended June 30, 2007, respectively.

The following table provides a reconciliation of both net income and the number of common shares used in the computations of diluted earnings per share, or EPS:

	Three Months Ended June 30,
	2007			2006
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$5,013	31,694	$0.16	$(85,868)	30,982	$(2.78)
Effect of convertible senior notes	1,245	9,731		—	—
Amounts used to calculate diluted EPS from continuing operations	6,258	41,425	$0.15	(85,868)	30,982	$(2.78)

Amounts used to calculate diluted EPS from discontinued operations	$(933)	41,425	$(0.02)	$(1,323)	30,982	$(0.04)

	Six Months Ended June 30,
	2007			2006
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$10,626	31,689	$0.34	$(82,909)	25,551	$(3.25)
Effect of convertible senior notes	2,486	9,731		—	—
Amounts used to calculate diluted EPS from continuing operations	13,112	41,420	$0.32	(82,909)	25,551	$(3.25)

Amounts used to calculate diluted EPS from discontinued operations	$(1,782)	41,420	$(0.04)	$(2,623)	25,551	$(0.10)

Note 7.  Acquisitions

In April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5,025.  We financed the acquisition by assuming a $4,559 non recourse United States Department of Housing, or HUD, insured mortgage and paying the balance of the purchase price with cash on hand.  The interest rate on the assumed HUD insured mortgage is 7.65%.  We included the results of this community’s operations in our consolidated financial statements from the date of acquisition.  All of the community’s revenues come from residents’ private resources.  We acquired this community to expand our business in high quality senior living operations where residents pay for our services with private resources.

Note 8.  Line of Credit

In June 2007, we amended our revolving line of credit.  The amendment increased the line from $25,000 to $40,000, extended the termination date to May 8, 2009 and reduced the interest rate by 25 basis points.  Our revolving line of credit is available for acquisitions, working capital and general business purposes.  The amount we are able to borrow at any time is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, limits our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $80,000.  The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of June 30, 2007 and August 8, 2007, no amounts were outstanding under this credit facility.  As of June 30, 2007 and August 8, 2007 we believe we are in compliance with all applicable covenants under this credit facility.   Interest expense and other associated costs related to this facility were $113 and $8 for the three months ended June 30, 2007 and 2006, respectively, and $196 and $123 for the six months ended June 30, 2007 and 2006, respectively.

Note 9.  Mortgages Payable

At June 30, 2007, four of our communities were encumbered by five HUD insured mortgages totaling $16,082.  In February 2007, we prepaid six mortgages that were secured by five of our senior living communities.  We paid $22,923 to retire these six mortgages, which consisted of approximately $22,198 in principal and interest and $725 in prepayment penalties.  Because we had carried these mortgages at a premium to their face value, we recognized a net gain of $3,557 in connection with the early extinguishment of debt.  In April 2007, we prepaid one mortgage that was secured by one of our communities.  We paid $5,944 to retire this mortgage, which consisted of approximately $5,828 in principal and interest and $116 in prepayment penalties.  Because we had carried this mortgage at a premium to its face value, we recognized a net gain of approximately $934 in connection with the early extinguishment of debt.  Mortgage interest expense, including premium amortization, was $319 and $694 for the three months ended June 30, 2007 and 2006, respectively, and $773 and $1,338 for the six months ended June 30, 2007 and 2006, respectively.

As discussed in Note 7, in April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5,025.  We financed the acquisition by assuming a $4,559 non recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand.  The interest rate on the assumed HUD insured mortgage is 7.65%.

Note 10.  Convertible Senior Notes due 2026

In October 2006, we issued $126,500 principal amount of 3.75% convertible senior notes.  Our net proceeds from this offering were approximately $122,600.  These notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of notes, which represents an initial conversion price of $13.00 per share.  Interest expense and other associated costs on the notes were $1,245 and $2,486 for the three and six months ended June 30, 2007, respectively.  The notes are guaranteed by certain of our domestic wholly owned subsidiaries (see Note 13).  These notes mature on October 15, 2026; we may prepay them at anytime after October 20, 2011 and the note holders may require that we purchase all or a portion of these notes on each of October 15, 2013, October 15, 2016 and October 15, 2021.  We issued these notes pursuant to an indenture which contains various customary covenants; we believe we are in compliance with all applicable covenants of the indenture.

Note 11.  Related Party Transactions

We lease 142 of the 161 senior living communities and the two rehabilitation hospitals that we operated on June 30, 2007 from Senior Housing for total annual minimum rent of $126,078.  In addition to the minimum rent, we paid $616 and $377 in percentage rent to Senior Housing for the three months ended June 30, 2007 and 2006, respectively and $1,168 and $670 for the six months ended June 30, 2007 and 2006, respectively.

During the six months ended June 30, 2007, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $17,110 of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing increased by $1,677.

Note 12.  Discontinued Operations

In March 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we lease from Senior Housing.  We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual minimum rent payable to Senior Housing will decrease by 9.5% of the net proceeds of the sale to Senior Housing.  As of June 30, 2007, we have disposed of substantially all of our assets and settled all liabilities related to these two communities.  We have reclassified the statement of operations for all periods presented to show the results of operations of the communities which have been sold or are expected to be sold as discontinued.  A summary of the operating results of these discontinued operations included in the financial statements for the three and six months ended June 30, 2007 and 2006 is:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$779	$6,351	$1,531	$14,213
Expenses	(1,712)	(7,674)	(3,313)	(16,836)
Net loss	$(933)	$(1,323)	$(1,782)	$(2,623)

Note 13.  Guarantor Financial Information

Our convertible notes are guaranteed by certain of our domestic wholly owned subsidiaries.  Such guarantees are full, unconditional and joint and several.  Condensed consolidating financial information related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries for all periods presented are as follows:

Consolidating Statement of Operations
For the three months ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$84,988	$115,036	$—	$200,024
Hospital revenue	—	—	25,873	—	25,873
Pharmacy revenue	—		16,914	—	16,914
Total revenues		84,988	157,823	—	242,811

Operating expenses:
Senior living wages and benefits	—	38,242	65,164	—	103,406
Other senior living operating expenses	—	24,536	23,870	—	48,406
Hospital expenses	—	—	24,151	—	24,151
Pharmacy expenses	—	—	16,328	—	16,328
Rent expense	—	16,613	15,245	—	31,858
General and administrative expenses	—	—	10,887	—	10,887

Depreciation and amortization	—	1,198	2,067	—	3,265
Total operating expenses	—	80,589	157,712	—	238,301

Operating income	—	4,399	111	—	4,510
Interest and other income	—	—	1,521	—	1,521
Interest expense	—	—	(1,677)	—	(1,677)
Gain on extinguishment of debt	—	—	934	—	934
Equity in earnings of subsidiaries	4,080	—	—	(4,080)	—

Income from continuing operations before income taxes	4,080	4,399	889	(4,080)	5,288
Provision for income taxes	—	—	275	—	275
Income from continuing operations	4,080	4,399	614	(4,080)	5,013

Loss from discontinued operations	—	—	(933)	—	(933)

Net income	$4,080	$4,399	$(319)	$(4,080)	$4,080

Consolidating Statement of Operations
For the three months ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$82,136	$100,513	$—	$182,649
Pharmacy revenue	—	—	12,963	—	12,963
Total revenues	—	82,136	113,476	—	195,612

Operating expenses:
Senior living wages and benefits	—	35,539	58,945	—	94,484
Other senior living operating expenses	—	24,838	20,956	—	45,794
Pharmacy expenses	—	—	12,305	—	12,305
Management fee to SLS	—	2,854	—	—	2,854
Termination expense for SLS management agreements	—	89,833	—	—	89,833
Rent expense	—	16,202	9,644	—	25,846
General and administrative expenses	—	—	8,016	—	8,016
Depreciation and amortization	—	1,015	1,274	—	2,289
Total operating expenses	—	170,281	111,140	—	281,421

Operating (loss) income	—	(88,145)	2,336	—	(85,809)
Interest and other income	—	67	749	—	816
Interest expense	—	(4)	(871)	—	(875)
Equity in earnings of subsidiaries	(87,191)	—	—	87,191	—
(Loss) income from continuing operations before income taxes	(87,191)	(88,082)	2,214	87,191	(85,868)
Provision for income taxes	—	—	—	—	—
(Loss) income from continuing operations	(87,191)	(88,082)	2,214	87,191	(85,868)
(Loss) income from discontinued operations	—	(25)	(1,298)	—	(1,323)

Net (loss) income	$(87,191)	$(88,107)	$916	$87,191	$(87,191)

Consolidating Statement of Operations

For the six months ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$169,027	$227,498	$—	$396,525
Hospital revenue	—	—	52,643	—	52,643
Pharmacy revenue	—	—	33,162	—	33,162
Total revenues		169,027	313,303	—	482,330

Operating expenses:
Senior living wages and benefits	—	76,971	127,901	—	204,872
Other senior living operating expenses	—	50,592	47,283	—	97,875
Hospital expenses	—	—	48,407	—	48,407
Pharmacy expenses		—	32,270	—	32,270
Rent expense	—	33,237	30,792	—	64,029
General and administrative expenses	—	—	20,946	—	20,946
Depreciation and amortization	—	2,372	4,072	—	6,444
Total operating expenses	—	163,172	311,671	—	474,843

Operating income	—	5,855	1,632	—	7,487
Interest and other income	—	(8)	2,594	—	2,586
Interest expense	—	—	(3,455)	—	(3,455)
Gain on extinguishment of debt	—	—	4,491	—	4,491
Equity in earnings of subsidiaries	8,844	—	—	(8,844)	—

Income from continuing operations before income taxes	8,844	5,847	5,262	(8,844)	11,109
Provision for income taxes	—		483	—	483
Income from continuing operations	8,844	5,847	4,779	(8,844)	10,626

Loss from discontinued operations	—	—	(1,782)	—	(1,782)

Net income	$8,844	$5,847	$2,997	$(8,844)	$8,844

Consolidating Statement of Operations
For the six months ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$163,144	$200,293	$—	$363,437
Pharmacy revenue	—	—	24,217	—	24,217
Total revenues	—	163,144	224,510	—	387,654

Operating expenses:
Senior living wages and benefits	—	70,106	115,213	—	185,319
Other senior living operating expenses	—	50,776	43,506	—	94,282
Hospital expenses	—	—	—	—	—

Pharmacy expenses	—	—	22,996	—	22,996
Management fee to SLS	—	6,392	—	—	6,392
Termination expense for SLS management agreements	—	89,833	—	—	89,833
Rent expense	—	32,237	19,216	—	51,453
General and administrative expenses	—	—	15,238	—	15,238
Depreciation and amortization	—	1,964	2,593	—	4,557
Total operating expenses	—	251,308	218,762	—	470,070

Operating (loss) income	—	(88,164)	5,748	—	(82,416)
Interest and other income	—	150	990	—	1,140
Interest expense	—	(4)	(1,629)	—	(1,633)
Equity in earnings of subsidiaries	(85,532)	—	—	85,532	—
Income from continuing operations before income taxes	(85,532)	(88,018)	5,109	85,532	(82,909)
Provision for income taxes	—	—	—	—	—
(Loss) income from continuing operations	(85,532)	(88,018)	5,109	85,532	(82,909)

Loss from discontinued operations	—	(94)	(2,529)	—	(2,623)

Net income	$(85,532)	$(88,112)	$2,580	$85,532	$(85,532)

Condensed Consolidating Balance Sheet
As of June 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$2,990	$39,496	$—	$42,486
Accounts receivable, net	—	12,499	48,378	—	60,877
Restricted cash and investments	—	2,940	6,693	—	9,633
Investments in trading securities	—	—	38,771	—	38,771
Prepaid expenses and other current assets	—	4,465	15,594	—	20,059
Total current assets	—	22,894	148,932	—	171,826

Property and equipment, net	—	25,767	107,005	—	132,772
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Restricted cash and investments	—	3,082	13,905	—	16,987
Intercompany	228,837	—	—	(228,837)	—
Goodwill and other intangible assets	—	—	22,477	—	22,477
Other long term assets	—	—	8,404	—	8,404
	$229,037	$51,743	$300,923	$(229,237)	$352,466

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$28,122	$77,345	$—	$105,467
Mortgage notes payable	—	—	155	—	155
Total current liabilities	—	28,122	77,500	—	105,622

Long term liabilities:
Mortgage notes payable	—	—	15,927	—	15,927
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	6,066	22,789	—	28,855
Total long term liabilities	200	6,066	165,216	(200)	171,282

Total shareholders’ equity	228,837	17,555	58,207	(229,037)	75,562

	$229,037	$51,743	$300,923	$(229,237)	$352,466

Condensed Consolidating Balance Sheet
As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$8,065	$38,176	$—	$46,241
Accounts receivable, net	—	13,209	54,582	—	67,791
Investments in trading securities	—	—	50,434	—	50,434
Prepaid expenses and other current assets	—	8,353	32,941	—	41,294
Total current assets	—	29,627	176,133	—	205,760

Property and equipment, net	—	23,061	91,837	—	114,898
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Restricted cash	—	3,072	11,750	—	14,822
Intercompany	228,656	—	—	(228,656)	—
Goodwill and other intangible assets	—	—	22,611	—	22,611
Other long term assets	—	—	8,320	—	8,320
	$228,856	$55,760	$310,851	$(229,056)	$366,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$41,852	$57,760	$—	$99,612
Mortgage notes payable	—	—	33,317	—	33,317
Total current liabilities	—	41,852	91,077	—	132,929

Long term liabilities:
Mortgage notes payable	—	—	11,454	—	11,454
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	6,431	21,667	—	28,098
Total long term liabilities	200	6,431	159,621	(200)	166,052

Total shareholders’ equity	228,656	7,477	60,153	(228,856)	67,430

	$228,856	$55,760	$310,851	$(229,056)	$366,411

Condensed Consolidating Cash Flow Statement
For the six months ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net income	$8,844	$5,847	$2,997	$(8,844)	$8,844
Undistributed equity in earnings of subsidiaries	(8,844)	—	—	8,844	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(6,350)	44,338	—	37,988
Net cash provided by (used in) operating activities	—	(503)	47,335	—	46,832
Cash Flows from investing activities:
Capital expenditures	—	(11,970)	(29,254)	—	(41,224)
Proceeds from the sale of property and equipment	—	6,907	10,203	—	17,110
Other, net	—	—	(2,275)	—	(2,275)
Net cash used in investing activities	—	(5,063)	(21,326)	—	(26,389)
Cash Flows from financing activities:
Change in borrowings, net	—	—	(24,198)	—	(24,198)
Net cash used in financing activities	—	—	(24,198)	—	(24,198)
Change in cash and cash equivalents	—	(5,566)	1,811	—	(3,755)
Cash and cash equivalents at beginning of period	—	8,065	38,176	—	46,241
Cash and cash equivalents at end of period	$—	$2,499	$39,987	$—	$42,486

Condensed Consolidating Cash Flow Statement
For the six months ended June 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net (loss) income	$(85,532)	$(88,111)	$2,579	$85,532	$(85,532)
Undistributed equity in earnings of subsidiaries	85,532	—	—	(85,532)	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	85,094	(90,756)	—	(5,662)
Net cash used in operating activities	—	(3,017)	(88,177)	—	(91,194)
Cash Flows from investing activities:
Capital expenditures	—	(6,427)	(17,159)	—	(23,586)
Proceeds from the sale of property and equipment	—	3,830	7,247	—	11,077
Other, net	—	1,037	(4,041)	—	(3,004)
Net cash used in investing activities	—	(1,560)	(13,953)	—	(15,513)
Cash Flows from financing activities:
Change in borrowings, net			(280)		(280)
Proceeds from issuance of common shares, net	—	—	114,059	—	114,059
Net cash provided by financing activities	—	—	113,779	—	113,779
Change in cash and cash equivalents	—	(4,577)	11,649	—	7,072
Cash and cash equivalents at beginning of period	—	7,076	9,300	—	16,376
Cash and cash equivalents at end of period	$—	$2,499	$20,949	$—	$23,448

Item 2.  Management’s discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business that we began to operate in October 2006.   In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and nursing homes.  Our rehabilitation hospital segment provides inpatient health rehabilitation services at our two hospital locations and three satellite locations and outpatient health rehabilitation services at 21 locations.  We did not report our rehabilitation hospital business as a separate segment in 2006 since we only began to operate these hospitals in October 2006.  We do not consider our pharmacy operations to be a significant, separately reportable segment of our business, but we report our pharmacy revenues and expense as separate items combined with our corporate and other activities.  All of our operations and assets are located in the United States.

We use segment operating profit as an important measure to evaluate our performance and for decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Key Statistical Data (for the three months ended June 30, 2007 and 2006):

The following tables present a summary of our operations for the three months ended June 30, 2007 and 2006:

Senior living communities:

	Three months ended June 30,
(dollars in thousands, except per day amounts)	2007	2006	$ Variance	Change
Senior living revenue	$200,024	$182,649	$17,375	10%
Senior living wages and benefits	103,406	94,484	8,922	9%
Other senior living operating expenses	48,406	45,794	2,612	6%
Management fee to SLS	—	2,854	(2,854)	-100%
Termination expense for certain SLS management agreements	—	89,833	(89,833)	-100%
Rent expense	29,296	25,846	3,450	13%
Depreciation and amortization	2,289	1,759	530	30%
Interest expense	432	867	(435)	-50%
Gain on extinguishment of debt	934	—	934	—
Senior living income from continuing operations	17,129	(78,788)	95,917	122%

No. of communities (end of period)	161	149	12	8%
No. of living units (end of period)	18,007	16,618	1,389	8%
Occupancy	89.9%	91.0%	—	-1.2%
Average daily rate	$136	$133	$3	2%
Percent of senior living revenue from Medicare	16%	15%	—	1%
Percent of senior living revenue from Medicaid	18%	19%	—	-1%
Percent of senior living revenue from private and other sources	66%	66%	—	—

Comparable communities (communities that we operated continuously since April 1, 2006):

	Three months ended June 30,
(dollars in thousands, except per day amounts)	2007	2006	$ Variance	Change
Senior living revenue	$191,011	$182,649	$8,362	5%
Senior living community expenses	144,504	140,278	4,226	3%
No. of communities (end of period)	149	149	—	—
No. of living units (end of period)	16,618	16,618	—	—
Occupancy	90.4%	91.0%	—	-0.6%
Average daily rate	$140	$133	7	5%
Percent of senior living revenue from Medicare	16%	15%	—	1%
Percent of senior living revenue from Medicaid	19%	19%	—	—
Percent of senior living revenue from private and other sources	65%	66%	—	-1%

Rehabilitation hospitals:

	Three months ended June 30,
(dollars in thousands)	2007	2006	$ Variance	Change
Hospital revenues	$25,873	$—	$25,873	—
Hospital expenses	24,151	—	24,151	—
Rent expense	2,562	—	2,562	—
Depreciation and amortization	279	—	279	—
Hospital loss from continuing operations	(1,119)	—	(1,119)	—

Corporate and Other (1):

	Three months ended June 30,
(dollars in thousands)	2007	2006	$ Variance	Change
Pharmacy revenue	$16,914	$12,963	$3,951	30%
Pharmacy expenses	16,328	12,305	4,023	33%
Depreciation and amortization	697	530	167	32%
General and administrative (2)	10,887	8,016	2,871	36%
Interest and other income	1,521	816	705	86%
Interest expense	1,245	8	1,237	15,463%
Provision for income taxes	275	—	275	—
Corporate and Other loss from continuing operations	(10,997)	(7,080)	(3,917)	-55%

(1) Corporate and Other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses.

Consolidated:

	Three months ended June 30,
(dollars in thousands)	2007	2006	$ Variance	Change
Summary of revenue:
Senior living revenue	$200,024	$182,649	$17,375	10%
Hospital revenue	25,873	—	25,873	—
Corporate and Other	16,914	12,963	3,951	30%
Total revenue	242,811	195,612	47,199	24%
Summary of income (loss) from continuing operations:
Senior living communities	17,129	(78,788)	95,917	122%
Rehabilitation hospitals	(1,119)	—	(1,119)	—
Corporate and Other	(10,997)	(7,080)	(3,917)	-55%
Income from continuing operations	5,013	(85,868)	90,881	106%

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

Senior living communities:

The 10% increase in senior living revenue is due primarily to revenues from the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007 and higher per diem charges to residents, partially offset by a decrease in occupancy.  The 5% increase in senior living revenue at the communities that we have operated continuously since April 1, 2006 is due primarily to higher per diem charges to residents, partially offset by a decrease in occupancy.

Our 9% increase in senior living wages and benefits costs is primarily due to wages and benefits at the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007 and wage increases.  The 6% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007, and increased charges from third parties.  The senior living community expenses for the senior living communities that we have operated continuously since April 1, 2006 have increased by 3%, principally due to wage and benefit increases.  Management fees to SLS were eliminated due to our termination of the last of our management agreements with SLS in 2006.  The 13% rent expense increase is due to the communities that we began to lease in 2006 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2006.

The 30% increase in depreciation and amortization expense for the three months ended June 30, 2007 is primarily attributable to our purchase of furniture and fixtures for our communities as well as the one community we acquired in April 2007.

Our interest expense decreased by 50% because in February 2007, we prepaid six HUD insured mortgages that were secured by five of our communities.  We recognized a net gain of $3.6 million on extinguishments of these mortgages that consisted of the elimination of $4.3 million of debt premium offset by $725,000 in prepayment penalties.  In April 2007, we prepaid an additional HUD insured mortgage that was secured by one of our communities.  We recognized a net gain of $934,000 on extinguishment of this mortgage that consisted of the elimination of $1.1 million of debt premium offset by $116,000 in prepayment penalties.  This decrease was partially offset by interest we incurred on a $4.6 million HUD insured mortgage that we assumed in connection with the community we acquired in April 2007.

Rehabilitation hospitals:

The increase in hospital revenues, hospital expenses, rent expense and depreciation and amortization expense from our hospitals is a result of our beginning operations at our hospitals in October 2006.  We are currently experiencing losses from our operation of our two rehabilitation hospitals, and we may be unable to operate these hospitals profitably.  Also, as of July 1, 2007, the required percentage of patients at these hospitals who meet certain Medicare requirements increased, and though we believe that we are in compliance with the current requirements, the percentage of patients at these hospitals who meet these Medicare requirements may not remain as high as we currently anticipate or may decline and, as a result, these hospitals may receive lower Medicare rates than we currently anticipate.

Corporate and other:

The increase in revenues and expenses from our pharmacies is primarily the result of our acquiring one pharmacy in each of May 2006 and November 2006.

The 36% increase in general and administrative expenses for the three months ended June 30, 2007 over the same period in 2006 results from our acquisition of 11 communities in the third and fourth quarters of 2006, from the 17 communities we began to operate in 2006 that were previously managed for us by SLS and from the rehabilitation hospitals we began to operate in October 2006.

The 32% increase in depreciation and amortization expense for the three months ended June 30, 2007 is primarily attributable to increases in assets associated with our pharmacy acquisitions.

Our interest and other income increased by $705,000, or 86%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily as a result of higher levels of investable cash proceeds from our convertible senior notes offering.

Our interest expense increased by $1.2 million, due to the issuance of our convertible senior notes in October 2006.

For the quarter ended June 30, 2007, we recognized taxes of $275,000, which includes $218,000 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards and $57,000 of a deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Key Statistical Data (for the six months ended June 30, 2007 and 2006):

The following tables present a summary of our operations for the six months ended June 30, 2007 and 2006:

Senior living communities:

	Six months ended June 30,
(dollars in thousands, except per day amounts)	2007	2006	$ Variance	Change
Senior living revenue	$396,525	$363,437	$33,088	9%
Senior living wages and benefits	204,872	185,319	19,553	11%
Other senior living operating expenses	97,875	94,282	3,593	4%
Management fee to SLS	—	6,392	(6,392)	-100%
Termination expense for certain SLS management agreements	—	89,833	(89,833)	-100%
Rent expense	58,898	51,453	7,445	14%
Depreciation and amortization	4,500	3,614	886	25%
Interest expense	969	1,510	(541)	-36%
Gain on extinguishment of debt	4,491	—	4,491	—
Senior living income from continuing operations	33,902	(68,966)	102,868	149%

No. of communities (end of period)	161	149	12	8%
No. of living units (end of period)	18,007	16,618	1389	8%
Occupancy	90.1%	91.2%	—	1.1%
Average daily rate	$135	$133	$2	2%
Percent of net revenues from residents from Medicare	16%	15%	—	1%
Percent of net revenues from residents from Medicaid	18%	19%	—	-1%
Percent of net revenues from residents from private and other sources	66%	66%	—	—

Comparable communities (communities that we operated continuously since January 1, 2006):

	Six months ended June 30,
(dollars in thousands, except per day amounts)	2007	2006	$ Variance	Change
Net revenues from residents	$378,983	$363,437	$15,546	4%
Community expenses	288,051	279,601	8,450	3%
No. of communities (end of period)	149	149	—	—
No. of living units (end of period)	16,618	16,618	—	—
Occupancy	90.5%	91.2%	—	-0.7%
Average daily rate	$139	$133	6	5%
Percent of net revenues from residents from Medicare	16%	15%	—	1%
Percent of net revenues from residents from Medicaid	19%	19%	—	—
Percent of net revenues from residents from private and other sources	65%	66%	—	-1%

Rehabilitation hospitals:

	Six months ended June 30,
(dollars in thousands)	2007	2006	$ Variance	Change
Hospital revenues	$52,643	$—	$52,643	—
Hospital expenses	48,407	—	48,407	—
Rent expense	5,131	—	5,131	—
Depreciation and amortization	496	—	496	—
Hospital loss from continuing operations	(1,391)	—	(1,391)	—

Corporate and Other (1):

	Six months ended June 30,
(dollars in thousands)	2007	2006	$ Variance	Change
Pharmacy revenue	$33,162	$24,217	$8,945	37%
Pharmacy expenses	32,270	22,996	9,274	40%
Depreciation and amortization	1,448	943	505	54%
General and administrative (2)	20,946	15,238	5,708	37%
Interest and other income	2,586	1,140	1,446	127%
Interest expense	2,486	123	2,363	1,921%
Provision for income taxes	483	—	483	—
Corporate and Other loss from continuing operations	(21,885)	(13,943)	(7,942)	57%

(1) Corporate and Other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses.

Consolidated:

	Six months ended June 30,
(dollars in thousands)	2007	2006	$ Variance	Change
Summary of revenue:
Senior living revenue	$396,525	$363,437	$33,088	9%
Hospital revenue	52,643	—	52,643	—
Corporate and Other	33,162	24,217	8,945	37%
Total revenue	482,330	387,654	94,676	24%
Summary of income (loss) from continuing operations:
Senior living communities	33,902	(68,966)	102,868	149%
Rehabilitation hospitals	(1,391)	—	(1,391)	—
Corporate and Other	(21,885)	(13,943)	(7,942)	57%
Income from continuing operations	10,626	(82,909)	93,535	113%

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

Senior living communities:

The 9% increase in senior living revenue is due primarily to revenues from the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007, and higher per diem charges to residents, partially offset by a decrease in occupancy.  The 4% increase in senior living revenue at the communities that we have operated continuously since January 1, 2006 is due primarily to higher per diem charges to residents, partially offset by a decrease in occupancy.

Our 11% increase in senior living wages and benefits costs is primarily due to wages and benefits at the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007, and wage increases.  The 4% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007, and increased charges from third parties.  The senior living community expenses for the senior living communities that we have operated continuously since January 1, 2006 have increased by 3%, principally due to wage and benefit increases.  Management fees to SLS were eliminated due to our termination of the last of our management agreements with SLS in 2006.  The 14% rent expense increase is due to the communities that we began to lease in 2006 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2006.

The 25% increase in depreciation and amortization expense for the three months ended June 30, 2007 is primarily attributable to our purchase of furniture and fixtures for our communities as well as the one community we acquired in April 2007.

Our interest expense decreased by 36% because in February 2007, we prepaid six HUD insured mortgages that were secured by five of our communities.  We recognized a net gain of $3.6 million on extinguishments of these mortgages that consists of the elimination of $4.3 million of debt premium offset by $725,000 in prepayment penalties. In addition, In April 2007, we prepaid one HUD insured mortgage that was secured by one of our communities. We recognized a net gain of $934,000 on extinguishment of this mortgage that consisted of the elimination of $1.1 million of debt premium offset by $116,000 in prepayment penalties. This decrease was partially offset by interest we incurred on a $4.6 million HUD insured mortgage that we assumed in connection with one community we acquired in April 2007.

Rehabilitation hospitals:

The increase in hospital revenues, hospital expenses, rent expense and depreciation and amortization expense from our hospitals is a result of our beginning operations at our hospitals in October 2006.  We are currently experiencing losses from our operation of our two rehabilitation hospitals, and we may be unable to operate these hospitals profitably.  Also, as of July 1, 2007, the required percentage of patients at these hospitals who meet certain Medicare requirements increased, and though we believe that we are in compliance with the current requirements, the percentage of patients at these hospitals who meet these Medicare requirements may not remain as high as we currently anticipate or may decline and, as a result, these hospitals may receive lower Medicare rates than we currently anticipate.

Corporate and other:

The increase in revenues and expenses from our pharmacies is primarily the result of our acquiring one pharmacy in each of May 2006 and November 2006.

The 37% increase in general and administrative expenses for the six months ended June 30, 2007 over the same period in 2006 results from our acquisition of 11 communities in the third and fourth quarters of 2006, from the 30 communities we began to operate in 2006 that were previously managed for us by SLS and from the rehabilitation hospitals we began to operate in October 2006.

The 54% increase in depreciation and amortization expense for the six months ended June 30, 2007 is primarily attributable to increases in assets associated with our pharmacy acquisitions.

Our interest and other income increased by $1.4 million, or 127%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily as a result of higher levels of investable cash proceeds from our convertible senior notes offering.

Our interest expense increased by 2.4 million, due to the issuance of our convertible senior notes in October 2006.

For the six months ended June 30, 2007, we recognized taxes of $483,000, which includes $369,000 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards and $114,000 of a deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

LIQUIDITY AND CAPITAL RESOURCES

Assets and Liabilities

Our total current assets at June 30, 2007 were $171.8 million, compared to $205.8 million at December 31, 2006.  At June 30, 2007 and December 31, 2006, we had cash and cash equivalents of $42.5 million and $46.2 million, respectively.  Our current liabilities were $105.6 million at June 30, 2007, compared to $132.9 million at December 31, 2006.  The decrease in both current assets and current liabilities is primarily the result of our prepayment of seven mortgages in 2007.

Our Leases with Senior Housing

As of August 8, 2007, we lease 142 senior living communities and two rehabilitation hospitals from Senior Housing under six leases.  Our leases with Senior Housing require us to pay minimum rent of $126.1 million annually and percentage rent for most senior living communities.  In addition to the minimum rent, we paid approximately $616,000 and $377,000 in percentage rent to Senior Housing for the three months ended June 30, 2007 and 2006, respectively, and $1.2 million and $670,000 for the six months ended June 30, 2007 and 2006, respectively.

Upon our request, Senior Housing reimburses our capital expenditures made at the communities we lease from Senior Housing and increases our rent expense pursuant to contractual formulas.  Senior Housing reimbursed us $17.1 million during the six months ended June 30, 2007 for capital expenditures made at these leased communities and increased our annual rent by $1.7 million.

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.  At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues were earned primarily at our 49 nursing homes.  We derived 34% of our senior living revenue from these programs in both the three and six month periods ended June 30, 2007 and 2006, respectively.

Our Medicare net revenues from senior living community residents totaled $61.6 million and $53.8 million for the six months ended June 30, 2007 and 2006, respectively.  In October 2006 our Medicare rates increased by approximately 3% over the prior period.  Our Medicaid net revenues from senior living community residents totaled $71.2 million and $69.1 million for the six months ended June 30, 2007 and 2006, respectively.  The Bush administration and certain members of the Senate and the House of Representatives have proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding.  The magnitude of the potential Medicare and Medicaid rate reductions and the impact of the failure of these programs to increase rates to match increasing expenses, as well as the magnitude of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations.

We began to operate two rehabilitation hospitals in October 2006.  Approximately 70% and 69% of our revenues from these hospitals came from the Medicare and Medicaid programs for the three and six months ended June 30, 2007, respectively.  In May 2004, the Federal Centers for Medicare and Medicaid Services, or CMS, issued a rule establishing revised Medicare standards that rehabilitation hospitals are required to meet in order to participate as inpatient rehabilitation facilities, or IRFs, in the Medicare program, known as the “75% Rule”.  The 75% Rule is being phased in over a four year period that began on July 1, 2004.  For cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of the CMS designated medical conditions.  For cost reporting periods starting on and after July 1, 2007, the requirement is 65% and for cost reporting periods starting on and after July 1, 2008, the requirement is 75%.  An IRF that fails to meet the requirements of the 75% Rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates.  As of June 30, 2007 and August 8, 2007, we believe we are in compliance with the requirements of this rule.

Debt Instruments and Covenants

In June 2007, we amended of our revolving line of credit.  The amendment increased the line from $25.0 million to $40.0 million, extended the termination date to May 8, 2009 and reduced the interest rate by 25 basis points.  Our revolving line of credit is available for acquisitions, working capital and general business purposes.  The amount we are able to borrow at any time is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, limits our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $80.0 million.  The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of June 30, 2007 and August 8, 2007, no amounts were outstanding under this credit facility.  As of June 30, 2007 and August 8, 2007 we believe we are in compliance with all applicable covenants under this credit facility.

In October 2006, we issued $126.5 million principal amount of 3.75% convertible senior notes.  Our net proceeds from this offering were approximately $122.6 million.  These notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of notes, which represents an initial conversion price of $13.00 per share.  The notes are guaranteed by certain of our wholly owned subsidiaries.  These notes mature on October 15, 2026; we may prepay them at anytime after October 20, 2011 and the note holders may require that we purchase all or a portion of these notes on each of October 15, 2013, October 15, 2016 and October 15, 2021.  We issued these notes pursuant to an indenture which contains various customary covenants. As of June 30, 2007 and August 8, 2007, we believe we are in compliance with all applicable covenants of the indenture.

At June 30, 2007, we had five HUD insured mortgage loans totaling $16.1 million that were secured by four properties.  The weighted average interest rate on these loans was 6.6%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.  We recorded mortgage premiums in connection with some of these HUD mortgages in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturity of the mortgages.  The mortgage premium balance included in mortgage notes payable as of June 30, 2007 was $771,000.

In February 2007, we prepaid six mortgages that were secured by five of our senior living communities.  We paid $22.9 million to retire these six mortgages, which consisted of approximately $22.2 million in principal and interest and $725,000 in prepayment penalties.  Because we had carried these mortgages at a premium to their face value, we recognized a net gain of $3.6 million in connection with the early extinguishment of debt.  In April 2007, we prepaid one mortgage that was secured by one of our communities.  We paid $5.9 million to retire this mortgage, which consisted of approximately $5.8 million in principal and interest and $116,000 in prepayment penalties.  Because we had carried this mortgage at a premium to its face value, we recognized a net gain of $934,000 in connection with the early extinguishment of debt.

In April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5.0 million.  We financed the acquisition by assuming a $4.6 million non recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand.  The interest rate on the assumed HUD insured mortgage is 7.65%.

As of June 30, 2007 and August 8, 2007, we believe we are in compliance with all covenants of our mortgages.

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

Related Party Transactions

We lease 142 of the 161 senior living communities and the two rehabilitation hospitals that we operate from Senior Housing for total annual minimum rent of $126.1 million.  In addition, we paid approximately $616,000 and $377,000 in percentage rent to Senior Housing for the three months ended June 30, 2007 and 2006, respectively, and approximately $1.2 million and $670,000 for the six months ended June 30, 2007 and 2006, respectively.

During the six months ended June 30, 2007, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $17.1 million of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing increased by approximately $1.7 million.

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

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  For example: based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% of existing interest rates and other credit market considerations remained unchanged, the market value of our $142.6 million mortgage debt and convertible notes outstanding on June 30, 2007, would increase by about $5.3 million; and, similarly, if prevailing interest rates were to increase by 10% of existing interest rates, the market value of our $142.6 million mortgage debt and convertible notes would decline by about $4.9 million.

Our revolving credit facility bears interest at floating rates and matures in May 2009.  As of June 30, 2007 and August 8, 2007, no amounts were outstanding under this credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $40.0 million were drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $400,000 per year, or $0.01 per share, based on our currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

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

 There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•                                          WE ARE CURRENTLY EXPERIENCING LOSSES FROM OUR OPERATION OF OUR TWO REHABILITATION HOSPITALS, AND WE MAY BE UNABLE TO OPERATE THESE HOSPITALS PROFITABLY.  ALSO, AS OF JULY 1, 2007, THE REQUIRED PERCENTAGE OF PATIENTS AT THESE HOSPITALS WHO MEET CERTAIN MEDICARE REQUIREMENTS INCREASED, AND THOUGH WE BELIEVE THAT WE ARE IN COMPLIANCE WITH THE CURRENT REQUIREMENTS, THE PERCENTAGE OF PATIENTS AT THESE HOSPITALS WHO MEET THESE MEDICARE REQUIREMENTS MAY NOT REMAIN AS HIGH AS WE CURRENTLY ANTICIPATE OR MAY DECLINE AND, AS A RESULT, THESE HOSPITALS MAY RECEIVE LOWER MEDICARE RATES THAN WE CURRENTLY ANTICIPATE.

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

Part II.   Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2007, we granted 4,000 shares of common stock, par value $0.01 per share, valued at $7.86 per share, the closing price of our common shares on the American Stock Exchange on that day, to each of our five directors as part of their annual compensation.  We made these grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 15, 2007, our shareholders re-elected Bruce M. Gans, M.D. (28,326,150 shares voted in favor and 938,365 shares withheld) as director.  The term of office of Dr. Gans will extend until our annual meeting of shareholders in 2010.  Ms. Barbara D. Gilmore, Messrs. Barry M. Portnoy Arthur G. Koumantzelis and Gerard Martin continue to serve as directors with terms of office expiring in 2008, 2008, 2009 and 2009, respectively.

Item 6.  Exhibits

10.1

Fifth Amendment to Credit and Security Agreement, dated as of June 18, 2007, by and among Five Star Quality Care, Inc., each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 20, 2007.)

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
Dated: August 9, 2007

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: August 9, 2007