Form 10-Q
period 2007-09-30
FIVE STAR QUALITY CARE INC
filed 2007-11-08
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of Common Shares outstanding at November 7, 2007: 31,708,134 shares of common stock, $0.01 par value.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

September 30, 2007

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.     Financial Information

Item 1. Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share amounts)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,875	$46,241
Accounts receivable, net of allowance of $6,163 and $5,005 at September 30, 2007 and December 31, 2006, respectively	58,632	67,791
Prepaid expenses	9,028	16,112
Investment securities:
Investments in trading securities	69,125	46,100
Investments in available-for-sale securities	8,347	4,334
Restricted cash	3,813	7,968
Restricted investments	4,544	2,448
Other current assets	12,306	14,766
Total current assets	185,670	205,760

Property and equipment, net	132,876	114,898
Restricted cash	1,662	8,560
Restricted investments	11,746	6,262
Goodwill and other intangible assets	22,288	22,611
Other long term assets	7,853	8,320
	$362,095	$366,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,781	$22,805
Accrued expenses	13,671	13,540
Accrued compensation and benefits	34,980	24,503
Due to Senior Housing Properties Trust (“SNH”)	10,973	9,988
Mortgage notes payable	158	33,317
Accrued real estate taxes	9,121	6,035
Security deposit liability	14,934	15,097
Other current liabilities	7,705	7,644
Total current liabilities	109,323	132,929

Long term liabilities:
Mortgage notes payable	15,909	11,454
Convertible senior notes	126,500	126,500
Continuing care contracts	3,232	3,649
Other long term liabilities	24,813	24,449
Total long term liabilities	170,454	166,052
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 50,000,000 shares authorized, 31,708,134 and 31,682,134 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	317	316
Additional paid-in capital	286,531	286,344
Accumulated deficit	(202,831)	(219,435)
Unrealized (loss) gain on investments	(1,699)	205
Total shareholders’ equity	82,318	67,430
	$362,095	$366,411

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues:
Senior living revenue	$203,656	$186,642	$601,319	$550,079
Hospital revenue	25,361	—	76,711	—
Pharmacy revenue	18,141	14,023	51,303	38,240
Total revenues	247,158	200,665	729,333	588,319

Operating expenses:
Senior living wages and benefits	100,659	96,374	306,497	281,693
Other senior living operating expenses	50,988	44,881	149,399	139,163
Hospital expenses	22,588	—	69,585	—
Pharmacy expenses	17,493	13,895	49,763	36,891
Management fee to Sunrise Senior Living Services, Inc. (“SLS”)	—	1,400	—	7,792
Termination expense for SLS management agreements	—	—	—	89,833
Rent expense	32,507	26,556	96,737	78,009
General and administrative	10,757	8,629	31,703	23,867
Depreciation and amortization	3,580	2,557	10,024	7,114
Total operating expenses	238,572	194,292	713,708	664,362

Operating income (loss)	8,586	6,373	15,625	(76,043)
Interest and other income	1,511	413	4,343	1,553
Interest expense	(1,464)	(786)	(4,919)	(2,419)
Gain on extinguishment of debt	—	—	4,491	—

Income (loss) from continuing operations before income taxes	8,633	6,000	19,540	(76,909)
Provision for income taxes	277	—	760	—
Income (loss) from continuing operations	8,356	6,000	18,780	(76,909)
Loss from discontinued operations	(595)	(2,804)	(2,176)	(5,426)

Net income (loss)	$7,761	$3,196	$16,604	$(82,335)

Weighted average shares outstanding — basic	31,705	31,581	31,694	27,584

Weighted average shares outstanding - diluted	41,436	31,581	41,425	27,584

Basic income (loss) per share from:
Continuing operations	$0.26	$0.19	$0.59	$(2.79)
Discontinued operations	(0.02)	(0.09)	(0.07)	(0.20)
Net income (loss) per share	$0.24	$0.10	$0.52	$(2.99)

Diluted income (loss) per share from:
Continuing operations	$0.23	$0.19	$0.54	$(2.79)
Discontinued operations	(0.01)	(0.09)	(0.05)	(0.20)
Net income (loss) per share	$0.22	$0.10	$0.49	$(2.99)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$16,604	$(82,335)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	10,024	7,114
Gain on extinguishment of debt	(4,491)	—
Loss from discontinued operations	2,176	5,426
Provision for bad debt expense, net	1,158	2,606
Changes in assets and liabilities:
Accounts receivable	8,001	(6,856)
Prepaid expenses and other assets	9,942	(9,709)
Investment securities	(27,038)	(882)
Accounts payable and accrued expenses	(4,893)	(1,770)
Accrued compensation and benefits	10,477	10,115
Due to/from SLS	—	(7,294)
Due to/from SNH	985	650
Other current and long term liabilities	2,931	3,446
Cash provided by (used in) operating activities	25,876	(79,489)

Net cash used in discontinued operations	(2,176)	(5,426)

Cash flows from investing activities:
Withdrawals from (deposits into) restricted cash and investment accounts, net	1,757	(7,931)
Acquisition of property and equipment	(55,662)	(34,489)
Acquisition of senior living community	(5,025)	—
Acquisition of pharmacy	—	(3,500)
Proceeds from disposition of property and equipment held for sale	33,077	16,786
Withdrawals from restricted cash for purchases of property and equipment	—	3,976
Cash used in investing activities	(25,853)	(25,158)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	114,215
Proceeds from borrowings on revolving credit facility	—	28,000
Repayments of borrowings on revolving credit facility	—	(28,000)
Proceeds from mortgage note payable	4,559	—
Repayments of mortgage note payable	(28,772)	(417)
Cash (used in) provided by financing activities	(24,213)	113,798

Change in cash and cash equivalents	(26,366)	3,725
Cash and cash equivalents at beginning of period	46,241	16,376
Cash and cash equivalents at end of period	$19,875	$20,101

Supplemental cash flow information:
Cash paid for interest	$4,499	$2,028

Non-cash investing and financing activities:
Issuance of common stock	187	43

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

Note 1.  Basis of Presentation and Organization

Certain information and disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  Material changes are limited to reclassifying accrued benefits out of other current liabilities and reclassifying available-for-sale securities out of investments in trading securities.  These reclassifications had no effect on net income or shareholders’ equity.

As of September 30, 2007, we operated 161 senior living communities containing 17,911 living units, including 112 primarily independent and assisted living communities containing 13,507 living units and 49 nursing homes containing 4,404 living units.  Of our 112 primarily independent and assisted living communities, we leased 95 communities containing 12,244 living units from Senior Housing Properties Trust, or Senior Housing, our former parent, and we owned or leased from parties other than Senior Housing 17 communities containing 1,263 living units.  We leased 47 of our 49 nursing homes from Senior Housing.  Our 161 communities include 5,627 independent living apartments, 6,235 assisted living suites and 6,049 skilled nursing units.  We also operated six institutional pharmacies, one of which provided mail order pharmaceuticals to the general public, and we operated two rehabilitation hospitals that we leased from Senior Housing.  Our two rehabilitation hospitals have 341 beds available for inpatient services, three satellite locations and 20 outpatient clinics.

Note 2. Property and Equipment

Property and equipment, at cost, consists of:

	September 30, 2007	December 31, 2006
Land	$7,195	$6,685
Buildings and improvements	100,187	82,293
Furniture, fixtures and equipment	54,006	46,685
	161,388	135,663
Accumulated depreciation	(28,512)	(20,765)
	$132,876	$114,898

As of  September 30, 2007 and December 31, 2006, we had assets classified as held for sale of $26,108 and $15,478, respectively, included in our property and equipment, that we intend to sell to Senior Housing as permitted by our leases.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$7,761	$3,196	$16,604	$(82,335)
Unrealized (loss) gain on investments in available for sale securities	(1,011)	521	(1,904)	163
Comprehensive income (loss)	$6,750	$3,717	$14,700	$(82,172)

Note 4.  Financial Data By Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business that we began to operate in October 2006.   In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and nursing homes.  Our rehabilitation hospital segment provides inpatient health rehabilitation services at our two hospital locations and three satellite locations and outpatient health rehabilitation services at 20 locations.  We do not consider our pharmacy operations to be a material, separately reportable segment of our business but we report our pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States.

We use segment operating profit as an important measure to evaluate our performance and for decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Our revenues by segment and a reconciliation of segment operating profit to income from continuing operations before income taxes for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and other (1)	Total
Three months ended September 30, 2007
Revenues	$203,656	$25,361	$18,141	$247,158
Segment expenses:
Operating expenses	151,647	22,588	17,493	191,728
Rent expense	29,943	2,564	—	32,507
Depreciation and amortization	2,405	294	881	3,580
Total segment expenses	183,995	25,446	18,374	227,815

Segment operating profit (loss)	19,661	(85)	(233)	19,343
General and administrative expenses (2)	—	—	(10,757)	(10,757)
Operating income (loss)	19,661	(85)	(10,990)	8,586
Interest and other income	—	—	1,511	1,511
Interest expense	(226)	—	(1,238)	(1,464)
Provision for income taxes	—	—	(277)	(277)
Income (loss) from continuing operations	$19,435	$(85)	$(10,994)	$8,356

Total Assets as of September 30, 2007	$231,384	$21,845	$108,866	$362,095

Three months ended September 30, 2006
Revenues	$186,642	$—	$14,023	$200,665
Segment expenses:
Operating expenses	141,255	—	13,895	155,150
Management fee to SLS	1,400	—	—	1,400
Rent expense	26,556	—	—	26,556
Depreciation and amortization	1,979	—	578	2,557
Total segment expenses	171,190	—	14,473	185,663

Segment operating profit (loss)	15,452	—	(450)	15,002
General and administrative expenses (2)	—	—	(8,629)	(8,629)
Operating income (loss)	15,452	—	(9,079)	6,373
Interest and other income	—	—	413	413
Interest expense	(667)	—	(119)	(786)
Income (loss) from continuing operations	$14,785	$—	$(8,785)	$6,000

Total Assets as of September 30, 2006	$235,481	$—	$30,069	$265,550

Nine months ended September 30, 2007
Revenues	$601,319	$76,711	$51,303	$729,333
Segment expenses:
Operating expenses	455,896	69,585	49,763	575,244
Rent expense	89,042	7,695	—	96,737
Depreciation and amortization	6,926	787	2,311	10,024
Total segment expenses	551,864	78,067	52,074	682,005

Segment operating profit (loss)	49,455	(1,356)	(771)	47,328
General and administrative expenses (2)	—	—	(31,703)	(31,703)
Operating income (loss)	49,455	(1,356)	(32,474)	15,625
Interest and other income	—	—	4,343	4,343
Interest expense	(882)	—	(4,037)	(4,919)
Gain on extinguishment of debt	4,491	—	—	4,491
Provision for income taxes	—	—	(760)	(760)
Income (loss) from continuing operations	$53,064	$(1,356)	$(32,928)	$18,780

Nine months ended September 30, 2006
Revenues	$550,079	$—	$38,240	$588,319
Segment expenses:
Operating expenses	420,856	—	36,891	457,747
Management fee to SLS	7,792	—	—	7,792
Termination expense for SLS management agreements	89,833	—	—	89,833
Rent expense	78,009	—	—	78,009
Depreciation and amortization	5,595	—	1,519	7,114
Total segment expenses	602,085	—	38,410	640,495

Segment operating loss	(52,006)	—	(170)	(52,176)
General and administrative expenses (2)	—	—	(23,867)	(23,867)
Operating loss	(52,006)	—	(24,037)	(76,043)
Interest and other income		—	1,553	1,553
Interest expense	(2,031)	—	(388)	(2,419)
Loss from continuing operations	$(54,037)	$—	$(22,872)	$(76,909)

(1) Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business and income and expenses that are not attributable to a specific segment.

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

As required, we adopted FIN 48 effective January 1, 2007 and have concluded the effect is not material to our consolidated financial statements.  Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.  At the date of adoption, we had $785 in unrecognized tax benefits related to FIN 48 plus significant tax loss carry forwards totaling approximately $201,000 which, if recognized, would favorably affect our effective tax rate.  We do not believe that our unrecognized tax benefits related to FIN 48 will change significantly in the next 12 months.

Because we have historically reported losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. When we believe that we will more likely than not recover our deferred tax assets, we will record deferred tax assets as an income tax benefit in the consolidated statement of operations, which will affect our results of operations. Our net operating loss carry forwards begin to expire in 2023, if unused.  Our tax loss carry forwards and tax returns filed for the 2002 through 2006 tax years are subject to examination by taxing authorities.

For the nine months ended September 30, 2007, we recognized tax expense of $760, which includes $593 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards and $167 of a non cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes. We may recognize this deferred tax liability as a reduction in the income tax provision if, in some future period, we expense the related items of goodwill for book purposes as the result of its sale, other disposition or its impairment.

Note 6.  Earnings Per Share

Basic earnings per share for the periods ended September 30, 2007 and 2006 is computed using the weighted average number of shares outstanding during the periods.  Diluted earnings per share for the period ended September 30, 2007 reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The effect our convertible senior notes have on loss from discontinued operations per share is anti-dilutive for the three and nine months ended September 30, 2007, respectively.

The following table provides a reconciliation of net income and the number of common shares used in the computations of diluted earnings per share, or EPS:

	Three Months Ended September 30,
	2007			2006
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$8,356	31,705	$0.26	$6,000	31,581	$0.19
Effect of convertible senior notes	1,238	9,731		—	—
Diluted earnings from continuing operations	9,594	41,436	$0.23	6,000	31,581	$0.19

Diluted loss from discontinued operations	$(595)	41,436	$(0.01)	$(2,804)	31,581	$(0.09)

	Nine Months Ended September 30,
	2007			2006
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$18,780	31,694	$0.59	$(76,909)	27,584	$(2.79)
Effect of convertible senior notes	3,719	9,731		—	—
Diluted earnings (loss) from continuing operations	22,499	41,425	$0.54	$(76,909)	27,584	$(2.79)

Diluted loss from discontinued operations	$(2,176)	41,425	$(0.05)	$(5,426)	27,584	$(0.20)

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

Note 8.  Line of Credit

In June 2007, we amended our revolving line of credit.  The amendment increased the line from $25,000 to $40,000, extended the termination date to May 8, 2009 and reduced the interest rate by 25 basis points.  Our revolving line of credit is available for acquisitions, working capital and general business purposes.  The amount we are able to borrow at any time is subject to limitation based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, limits our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $80,000.  The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of September 30, 2007 and November 7, 2007, no amounts were outstanding under this credit facility.  As of September 30, 2007 and November 7, 2007 we believe we are in compliance with all applicable covenants under this credit facility.   Interest expense and other associated costs related to this facility were $0 and $119 for the three months ended September 30, 2007 and 2006, respectively, and $318 and $388 for the nine months ended September 30, 2007 and 2006, respectively.

Note 9.  Mortgages Payable

At September 30, 2007, four of our communities were encumbered by five HUD insured mortgages totaling $16,067.  The weighted average interest rate on these loans was 6.6%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.    We recorded mortgage premiums in connection with some of these HUD mortgages in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturity of the mortgages.  The mortgage premium balance included in mortgage notes payable as of September 30, 2007 was $797.

In February 2007, we prepaid six mortgages that were secured by five of our senior living communities.  We paid $22,923 to retire these six mortgages, which consisted of approximately $22,198 in principal and interest and $725 in prepayment penalties.  Because we had carried these mortgages at a premium to their face value, we recognized a net gain of $3,557 in connection with the early extinguishment of debt.  In April 2007, we prepaid one mortgage that was secured by one of our communities.  We paid $5,944 to retire this mortgage, which consisted of approximately $5,828 in principal and interest and $115 in prepayment penalties.  Because we had carried this mortgage at a premium to its face value, we recognized a net gain of approximately $934 in connection with the early extinguishment of debt.  Mortgage interest expense, including premium amortization, was $226 and $667 for the three months ended September 30, 2007 and 2006, respectively, and $882 and $2,031 for the nine months ended September 30, 2007 and 2006, respectively.

As discussed in Note 7, in April 2007 we acquired a 48 unit assisted living community located in Tennessee for $5,025.  We financed the acquisition by assuming a $4,559 non recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand.  The interest rate on the assumed HUD insured mortgage is 7.65%.

Note 10. Convertible Senior Notes due 2026

In October 2006, we issued $126,500 principal amount of 3.75% convertible senior notes. Our net proceeds from this offering were approximately $122,600. These notes are convertible into our common shares at any time. The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of notes, which represents an initial conversion price of $13.00 per share. Interest expense and other associated costs on the notes were $1,238 and $3,719 for the three and nine months ended September 30, 2007, respectively. The notes are guaranteed by certain of our domestic wholly owned subsidiaries (see Note 13). These notes mature on October 15, 2026; we may prepay them at anytime after October 20, 2011 and the note holders may require that we purchase all or a portion of these notes on each October 15 of 2013, 2016 and 2021. We issued these notes pursuant to an indenture which contains various customary covenants. We believe we are in compliance with all applicable covenants of the indenture.

Note 11. Related Party Transactions

We lease 142 of the 161 senior living communities and the two rehabilitation hospitals that we operated on September 30, 2007 from Senior Housing for total annual minimum rent of $127,594. In addition to the minimum rent, we paid $690 and $244 in percentage rent to Senior Housing for the three months ended September 30, 2007 and 2006, respectively and $1,857 and $876 for the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $33,077 of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing increased by $3,194.

Note 12. Discontinued Operations

In March 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we lease from Senior Housing.  We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual minimum rent payable to Senior Housing will decrease by 9.5% of the net proceeds of the sale to Senior Housing. As of September 30, 2007, we have disposed of substantially all of our assets and settled all liabilities related to these two communities. We have reclassified the statement of operations for all periods presented to show the results of operations of the communities which have been sold or are expected to be sold as discontinued. A summary of the operating results of these discontinued operations included in the financial statements for the three and nine months ended September 30, 2007 and 2006 is:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$715	$5,874	$2,246	$20,088
Expenses	(1,310)	(8,678)	(4,422)	(25,514)
Net loss	$(595)	$(2,804)	$(2,176)	$(5,426)

Note 13. Guarantor Financial Information

Our convertible notes are guaranteed by certain of our domestic wholly owned subsidiaries. Such guarantees are full, unconditional and joint and several. Condensed consolidating financial information related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries for all periods presented are as follows:

Consolidating Statement of Operations

For the three months ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$85,678	$117,978	$—	$203,656
Hospital revenue	—	—	25,361	—	25,361
Pharmacy revenue	—	—	18,141	—	18,141
Total revenues		85,678	161,480		247,158

Operating expenses:
Senior living wages and benefits	—	36,402	64,257	—	100,659
Other senior living operating expenses	—	25,119	25,869	—	50,988
Hospital expenses	—		22,588	—	22,588
Pharmacy expenses	—		17,493	—	17,493
Rent expense	—	16,802	15,705	—	32,507
General and administrative expenses	—		10,757	—	10,757
Depreciation and amortization	—	1,200	2,380	—	3,580
Total operating expenses	—	79,523	159,049	—	238,572

Operating income	—	6,155	2,431	—	8,586
Interest and other income	—	3	1,508	—	1,511
Interest expense	—	—	(1,464)	—	(1,464)
Gain on extinguishment of debt	—	—	—
Equity in earnings of subsidiaries	7,761	—	—	(7,761)	—

Income from continuing operations before income taxes	7,761	6,158	2,475	(7,761)	8,633
Provision for income taxes	—	—	277	—	277
Income from continuing operations	7,761	6,158	2,198	(7,761)	8,356

Loss from discontinued operations	—	—	(595)	—	(595)

Net income	$7,761	$6,158	$1,603	$(7,761)	$7,761

Consolidating Statement of Operations

For the three months ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$82,097	$104,545	$—	$186,642
Pharmacy revenue	—	—	14,023	—	14,023
Total revenues	—	82,097	118,568	—	200,665

Operating expenses:
Senior living wages and benefits	—	37,116	59,258	—	96,374
Other senior living operating expenses	—	23,568	21,313	—	44,881
Pharmacy expenses	—	—	13,895	—	13,895
Management fee to SLS	—	1,400	—	—	1,400
Termination expense for SLS management agreements	—	—	—	—	—
Rent expense	—	16,317	10,239	—	26,556
General and administrative expenses	—	—	8,629	—	8,629
Depreciation and amortization	—	1,076	1,481	—	2,557
Total operating expenses	—	79,477	114,815	—	194,292

Operating income	—	2,620	3,753	—	6,373
Interest and other income	—	105	308	—	413
Interest expense	—	(11)	(775)	—	(786)
Equity in earnings of subsidiaries	3,196	—	—	(3,196)	—
Income from continuing operations before income taxes	3,196	2,714	3,286	(3,196)	6,000
Provision for income taxes	—	—	—	—	—
Income from continuing operations	3,196	2,714	3,286	(3,196)	6,000
Loss from discontinuing operations	—	—	(2,804)	—	(2,804)

Net income	$3,196	$2,714	$482	$(3,196)	$3,196

Consolidating Statement of Operations

For the nine months ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$254,704	$346,615	$—	$601,319
Hospital revenue	—	—	76,711	—	76,711
Pharmacy revenue	—	—	51,303	—	51,303
Total revenues		254,704	474,629	—	729,333

Operating expenses:
Senior living wages and benefits	—	113,373	193,124	—	306,497
Other senior living operating expenses	—	75,605	73,794	—	149,399
Hospital expenses	—	—	69,585	—	69,585
Pharmacy expenses	—	—	49,763	—	49,763
Rent expense	—	50,039	46,698	—	96,737
General and administrative expenses	—	—	31,703	—	31,703
Depreciation and amortization	—	3,572	6,452	—	10,024
Total operating expenses	—	242,589	471,119	—	713,708

Operating income	—	12,115	3,510	—	15,625
Interest and other income	—	(5)	4,348	—	4,343
Interest expense	—	—	(4,919)	—	(4,919)
Gain on extinguishment of debt	—	—	4,491	—	4,491
Equity in earnings of subsidiaries	16,604	—	—	(16,604)	—

Income from continuing operations before income taxes	16,604	12,110	7,430	(16,604)	19,540
Provision for income taxes	—	—	760	—	760
Income from continuing operations	16,604	12,110	6,670	(16,604)	18,780

Loss from discontinued operations	—	—	(2,176)	—	(2,176)

Net income	$16,604	$12,110	$4,494	$(16,604)	$16,604

Consolidating Statement of Operations

For the nine months ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$245,249	$304,830	$—	$550,079
Pharmacy revenue	—	—	38,240	—	38,240
Total revenues	—	245,249	343,070	—	588,319

Operating expenses:
Senior living wages and benefits	—	107,222	174,471	—	281,693
Other senior living operating expenses	—	74,344	64,819	—	139,163
Pharmacy expenses	—	—	36,891	—	36,891
Management fee to SLS	—	7,792	—	—	7,792
Termination expense for SLS management agreements	—	89,833	—	—	89,833
Rent expense	—	48,554	29,455	—	78,009
General and administrative expenses	—	—	23,867	—	23,867
Depreciation and amortization	—	3,040	4,074	—	7,114
Total operating expenses	—	330,785	333,577		664,362

Operating (loss) income	—	(85,536)	9,493	—	(76,043)
Interest and other income	—	247	1,306	—	1,553
Interest expense	—	(15)	(2,404)	—	(2,419)
Equity in earnings of subsidiaries	(82,335)	—	—	82,335	—
(Loss) income from continuing operations before income taxes	(82,335)	(85,304)	8,395	82,335	(76,909)
Provision for income taxes	—	—	—	—	—
(Loss) income from continuing operations	(82,335)	(85,304)	8,395	82,335	(76,909)

Loss from discontinued operations	—	(95)	(5,331)	—	(5,426)

Net (loss) income	$(82,335)	$(85,399)	$3,064	$82,335	$(82,335)

Condensed Consolidating Balance Sheet

As of September 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$3,667	$16,208	$—	$19,875
Accounts receivable, net	—	11,559	47,073	—	58,632
Prepaid expenses	—	155	8,873	—	9,028
Investments in trading securities	—	—	77,472	—	77,472
Restricted cash and other current assets	—	7,195	13,468	—	20,663
Total current assets	—	22,576	163,094	—	185,670

Property and equipment, net	—	29,415	103,461	—	132,876
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Intercompany	228,527	—	—	(228,527)	—
Restricted cash and investments, goodwill and other long term assets	—	—	43,549	—	43,549
	$228,727	$51,991	$310,304	$(228,927)	$362,095

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$22,216	$51,969	$—	$74,185
Accrued compensation	—	7,942	27,038		34,980
Mortgage notes payable	—	—	158	—	158
Total current liabilities	—	30,158	79,165	—	109,323

Long term liabilities:
Mortgage notes payable	—	—	15,909	—	15,909
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	5,949	22,096	—	28,045
Total long term liabilities	200	5,949	164,505	(200)	170,454

Total shareholders’ equity	228,527	15,884	66,634	(228,727)	82,318

	$228,727	$51,991	$310,304	$(228,927)	$362,095

Condensed Consolidating Balance Sheet

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$8,065	$38,176	$—	$46,241
Accounts receivable, net	—	13,209	54,582	—	67,791
Investments in trading securities	—	—	50,434	—	50,434
Prepaid expenses and other currentassets	—	8,353	32,941	—	41,294
Total current assets	—	29,627	176,133	—	205,760

Property and equipment, net	—	23,061	91,837	—	114,898
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Restricted cash and investments	—	3,072	11,750	—	14,822
Intercompany	228,656	—	—	(228,656)	—
Other long term assets	—	—	30,931	—	30,931
	$228,856	$55,760	$310,851	$(229,056)	$366,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$41,852	$57,760	$—	$99,612
Mortgage notes payable	—	—	33,317	—	33,317
Total current liabilities	—	41,852	91,077	—	132,929

Long term liabilities:
Mortgage notes payable	—	—	11,454	—	11,454
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	6,431	21,667	—	28,098
Total long term liabilities	200	6,431	159,621	(200)	166,052

Total shareholders’ equity	228,656	7,477	60,153	(228,856)	67,430

	$228,856	$55,760	$310,851	$(229,056)	$366,411

Condensed Consolidating Cash Flow Statement

For the nine months ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net income	$16,604	$12,005	$4,599	$(16,604)	$16,604
Undistributed equity in earnings of subsidiaries	(16,604)	—	—	16,604	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(9,889)	16,985	—	7,096
Net cash provided by (used in) operating activities	—	2,116	21,584	—	23,700
Cash Flows from investing activities:
Capital expenditures	—	(20,365)	(40,322)	—	(60,687)
Proceeds from the sale of property and equipment	—	10,354	22,723	—	33,077
Other, net	—	3,497	(1,740)	—	1,757
Net cash used in investing activities	—	(6,514)	(19,339)	—	(25,853)
Cash Flows from financing activities:
Change in borrowings, net	—	—	(24,213)	—	(24,213)
Net cash used in financing activities	—	—	(24,213)	—	(24,213)
Change in cash and cash equivalents	—	(4,398)	(21,968)	—	(26,366)
Cash and cash equivalents at beginning of period	—	8,065	38,176	—	46,241
Cash and cash equivalents at end of period	$—	$3,667	$16,208	$—	$19,875

Condensed Consolidating Cash Flow Statement

For the nine months ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net (loss) income	$(82,335)	$(85,399)	$3,064	$82,335	$(82,335)
Undistributed equity in earnings of subsidiaries	82,335	—	—	(82,335)	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	83,315	(85,895)	—	(2,580)
Net cash used in operating activities	—	(2,084)	(82,831)	—	(84,915)
Cash Flows from investing activities:
Capital expenditures	—	(9,665)	(28,324)	—	(37,989)
Proceeds from the sale of property and equipment	—	6,182	10,604	—	16,786
Other, net	—	990	(4,945)	—	(3,955)
Net cash used in investing activities	—	(2,493)	(22,665)	—	(25,158)
Cash Flows from financing activities:
Change in borrowings, net	—	—	114,215	—	114,215
Proceeds from issuance of common shares, net	—	—	(417)	—	(417)
Net cash provided by financing activities	—	—	113,798	—	113,798
Change in cash and cash equivalents	—	(4,577)	8,302	—	3,725
Cash and cash equivalents at beginning of period	—	7,076	9,300	—	16,376
Cash and cash equivalents at end of period	$—	$2,499	$17,602	$—	$20,101

Item 2. Management’s discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business that we began to operate in October 2006.   In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and nursing homes.  Our rehabilitation hospital segment provides inpatient health rehabilitation services at our two hospital locations and three satellite locations and outpatient health rehabilitation services at 20 outpatient clinics.  We did not report our rehabilitation hospital business as a separate segment in 2006 since we only began to operate these hospitals in October 2006.  We do not consider our pharmacy operations to be a significant, separately reportable segment of our business but we report our pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States.

We use segment operating profit as an important measure to evaluate our performance and for decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Key Statistical Data (for the three months ended September 30, 2007 and 2006):

The following tables present a summary of our operations for the three months ended September 30, 2007 and 2006:

Senior living communities:

	Three months ended September 30,
	2007	2006	$ Variance	Change
(dollars in thousands, except per day amounts)
Senior living revenue	$203,656	$186,642	$17,014	9%
Senior living wages and benefits	100,659	96,374	4,285	4%
Other senior living operating expenses	50,988	44,881	6,107	14%
Management fee to SLS	—	1,400	(1,400)	-100%
Rent expense	29,943	26,556	3,387	13%
Depreciation and amortization	2,405	1,979	426	22%
Interest expense	226	667	(441)	-66%
Senior living income from continuing operations	19,435	14,785	4,650	31%

No. of communities (end of period)	161	154	7	5%
No. of living units (end of period)	17,911	17,401	510	3%
Occupancy	90.4%	91.0%	—	-0.6%
Average daily rate	$137	$128	$9	7%
Percent of senior living revenue from Medicare	15%	15%	—	—
Percent of senior living revenue from Medicaid	18%	19%	—	-1%
Percent of senior living revenue from private and other sources	67%	66%	—	1%

Comparable communities (communities that we operated continuously since July 1, 2006):

	Three months ended September 30,
	2007	2006	$ Variance	Change
(dollars in thousands, except per day amounts)
Senior living revenue	$194,116	$185,021	$9,095	5%
Senior living community expenses	143,787	140,277	3,510	3%
No. of communities (end of period)	149	149	—	—
No. of living units (end of period)	16,618	16,618	—	—
Occupancy	90.8%	91.2%	—	-0.4%
Average daily rate	$140	$133	7	5%
Percent of senior living revenue from Medicare	15%	15%	—	—
Percent of senior living revenue from Medicaid	19%	19%	—	—
Percent of senior living revenue from private and other sources	66%	66%	—	—

Rehabilitation hospitals:

	Three months ended September 30,
	2007	2006	$ Variance	Change
(dollars in thousands)
Hospital revenues	$25,361	$—	$25,361	$—
Hospital expenses	22,588	—	22,588	—
Rent expense	2,564	—	2,564	—
Depreciation and amortization	294	—	294	—
Hospital loss from continuing operations	(85)	—	(85)	—

Corporate and Other (1):

	Three months ended September 30,
	2007	2006	$ Variance	Change
(dollars in thousands)
Pharmacy revenue	$18,141	$14,023	$4,118	29%
Pharmacy expenses	17,493	13,895	3,598	26%
Depreciation and amortization	881	578	303	52%
General and administrative (2)	10,757	8,629	2,128	25%
Interest and other income	1,511	413	1,098	266%
Interest expense	1,238	119	1,119	940%
Provision for income taxes	277	—	277	—
Corporate and Other loss from continuing operations	(10,994)	(8,785)	(2,209)	25%

(1) Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business and income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses.

Consolidated:

	Three months ended September 30,
	2007	2006	$ Variance	Change
(dollars in thousands)
Summary of revenue:	$203,656	$186,642	$17,014	9%
Senior living revenue	25,361	—	25,361	—
Hospital revenue	18,141	14,023	4,118	29%
Corporate and Other	247,158	200,665	46,493	23%
Total revenue
Summary of income (loss) from continuing operations:
Senior living communities	19,435	14,785	4,650	31%
Rehabilitation hospitals	(85)	—	(85)	—
Corporate and Other	(10,994)	(8,785)	(2,209)	25%
Income from continuing operations	8,356	6,000	2,356	39%

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

Senior living communities:

The 9% increase in senior living revenue is due primarily to revenues from the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007 and higher per diem charges to residents, partially offset by a decrease in occupancy.  The 5% increase in senior living revenue at the communities that we have operated continuously since July 1, 2006 is due primarily to higher per diem charges to residents, partially offset by a decrease in occupancy.

Our 4% increase in senior living wages and benefits costs is primarily due to wages and benefits at the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007 and wage increases.  The 14% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007, and increased charges from third parties.  The senior living community expenses for the senior living communities that we have operated continuously since July 1, 2006 have increased by 3%, principally due to wage and benefit increases.  Management fees to SLS were eliminated due to our termination of the last of our management agreements with SLS in 2006.  The 13% rent expense increase is due to the communities that we began to lease in 2006 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2006.

The 22% increase in depreciation and amortization expense for the three months ended September 30, 2007 is primarily attributable to our purchase of furniture and fixtures for our communities as well as the one community we acquired in April 2007.

Our interest expense decreased by 66% because in February 2007 we prepaid six HUD insured mortgages that were secured by five of our communities.  We recognized a net gain of $3.6 million on extinguishments of these mortgages that consisted of the elimination of $4.3 million of debt premium offset by $725,000 in prepayment penalties.  In April 2007, we prepaid an additional HUD insured mortgage that was secured by one of our communities.  We recognized a net gain of $934,000 on extinguishment of this mortgage that consisted of the elimination of $1,049,000 of debt premium offset by $115,000 in prepayment penalties.  This decrease was partially offset by interest we incurred on a $4.6 million HUD insured mortgage that we assumed in connection with the community we acquired in April 2007.

Rehabilitation hospitals:

The increase in hospital revenues, hospital expenses, rent expense and depreciation and amortization expense from our hospitals is a result of our beginning operations at our hospitals in October 2006.  We are currently experiencing losses from our operation of our two rehabilitation hospitals, and we may be unable to operate these hospitals profitably.  Also, the percentage of patients at one of our hospitals who are required to meet certain Medicare requirements has recently increased and this percentage requirement will increase at both of our hospitals in the future.  We believe that we are in compliance with these current Medicare requirements.  Although we expect to be in compliance with future requirements, the actual percentage of patients at these hospitals who meet these Medicare requirements may not remain as high as we currently anticipate or may decline and, as a result, we may not remain in compliance.  Failure to remain in compliance will result in these hospitals receiving lower Medicare reimbursement rates than we currently anticipate.  We cannot estimate the impact this may have but it may be material to our operations and may adversely affect our future results of operations.

Corporate and other:

The 29% and 26% increase in revenues and expenses, respectively from our pharmacies is primarily the result of our acquiring one pharmacy in November 2006.

The 25% increase in general and administrative expenses for the three months ended September 30, 2007 over the same period in 2006 results from our acquisition of 11 communities in the third and fourth quarters of 2006, from the communities we began to operate in 2006 that were previously managed for us by SLS and from the rehabilitation hospitals we began to operate in October 2006.

The 52% increase in depreciation and amortization expense for the three months ended September 30, 2007 is primarily attributable to increases in assets associated with our pharmacy acquisitions.

Our interest and other income increased by $1.1 million or 266%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily as a result of higher levels of investable cash proceeds from our convertible senior notes offering.

Our interest expense increased by $1.1 million, due to the issuance of our convertible senior notes in October 2006.

For the quarter ended September 30, 2007, we recognized taxes of $277,000, which includes $224,000 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards and $53,000 of a deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Key Statistical Data (for the nine months ended September 30, 2007 and 2006):

The following tables present a summary of our operations for the nine months ended September 30, 2007 and 2006:

Senior living communities:

	Nine months ended September 30,
	2007	2006	$ Variance	Change
(dollars in thousands, except per day amounts)
Senior living revenue	$601,319	$550,079	$51,240	9%
Senior living wages and benefits	306,497	281,693	24,804	9%
Other senior living operating expenses	149,399	139,163	10,236	7%
Management fee to SLS	—	7,792	(7,792)	-100%
Termination expense for certain SLS management agreements	—	89,833	(89,833)	-100%
Rent expense	89,042	78,009	11,033	14%
Depreciation and amortization	6,926	5,593	1,333	24%
Interest expense	882	2,031	(1,149)	-57%
Gain on extinguishment of debt	4,491	—	4,491	—
Senior living income from continuing operations	53,064	(54,037)	107,101	-198%

No. of communities (end of period)	161	154	7	5%
No. of living units (end of period)	17,911	17,401	510	3%
Occupancy	90.4%	91.2%	—	-0.8%
Average daily rate	$136	$127	$9	7%
Percent of net revenues from residents from Medicare	15%	16%	—	-1%
Percent of net revenues from residents from Medicaid	18%	19%	—	-1%
Percent of net revenues from residents from private and other sources	67%	65%	—	2%

Comparable communities (communities that we operated continuously since January 1, 2006):

	Nine months ended September 30,
	2007	2006	$ Variance	Change
(dollars in thousands, except per day amounts)
Net revenues from residents	$573,969	$548,458	$25,511	5%
Community expenses	433,213	419,880	13,333	3%
No. of communities (end of period)	149	149	—	—
No. of living units (end of period)	16,618	16,618	—	—
Occupancy	90.7%	91.3%	—	-0.6%
Average daily rate	$139	$132	$7	5%
Percent of net revenues from residents from Medicare	16%	16%	—	—
Percent of net revenues from residents from Medicaid	19%	19%	—	—
Percent of net revenues from residents from private and other sources	65%	65%	—	—

Rehabilitation hospitals:

	Nine months ended September 30,
	2007	2006	$ Variance	Change
(dollars in thousands)
Hospital revenues	$76,711	$—	$76,711	—
Hospital expenses	69,585	—	69,585	—
Rent expense	7,695	—	7,695	—
Depreciation and amortization	787	—	787	—
Hospital loss from continuing operations	(1,356)	—	(1,356)	—

Corporate and Other (1):

	Nine months ended September 30,
	2007	2006	$ Variance	Change
(dollars in thousands)
Pharmacy revenue	$51,303	$38,240	$13,063	34%
Pharmacy expenses	49,763	36,891	12,872	35%
Depreciation and amortization	2,311	1,519	792	52%
General and administrative (2)	31,703	23,867	7,836	33%
Interest and other income	4,343	1,555	2,788	179%
Interest expense	4,037	388	3,649	940%
Provision for income taxes	760	—	760	—
Corporate and Other loss from continuing operations	(32,928)	(22,872)	(10,056)	44%

(1) Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business and income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses.

Consolidated:

	Nine months ended September 30,
	2007	2006	$ Variance	Change
(dollars in thousands)
Summary of revenue:	$601,319	$550,079	$51,240	9%
Senior living revenue	76,711	—	76,711	—
Hospital revenue	51,303	38,240	13,063	34%
Corporate and Other	729,333	588,319	141,014	24%
Total revenue
Summary of income (loss) from continuing operations:
Senior living communities	53,064	(54,037)	107,101	-198%
Rehabilitation hospitals	(1,356)	—	(1,356)	—
Corporate and Other	(32,928)	(22,872)	(10,056)	44%
Income from continuing operations	18,780	(76,909)	95,689	-124%

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

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

Our 9% increase in senior living wages and benefits costs is primarily due to wages and benefits at the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007, and wage increases.  The 7% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007, and increased charges from third parties.  The senior living community expenses for the senior living communities that we have operated continuously since January 1, 2006 have increased by 3%, principally due to wage and benefit increases.  Management fees to SLS were eliminated due to our termination of the last of our management agreements with SLS in 2006.  The 14% rent expense increase is due to the communities that we began to lease in 2006 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2006.

The 24% increase in depreciation and amortization expense for the nine months ended September 30, 2007 is primarily attributable to our purchase of furniture and fixtures for our communities as well as the one community we acquired in April 2007.

Our interest expense decreased by 57% because in February 2007 we prepaid six HUD insured mortgages that were secured by five of our communities.  We recognized a net gain of $3.6 million on extinguishments of these mortgages that consists of the elimination of $4.3 million of debt premium offset by $725,000 in prepayment penalties. In addition, In April 2007, we prepaid one HUD insured mortgage that was secured by one of our communities. We recognized a net gain of $934,000 on extinguishment of this mortgage that consisted of the elimination of $1,049,000 million of debt premium offset by $115,000 in prepayment penalties. This decrease was partially offset by interest we incurred on a $4.6 million HUD insured mortgage that we assumed in connection with one community we acquired in April 2007.

Rehabilitation hospitals:

The increase in hospital revenues, hospital expenses, rent expense and depreciation and amortization expense from our hospitals is a result of our beginning operations at our hospitals in October 2006.  We are currently experiencing losses from our operation of our two rehabilitation hospitals, and we may be unable to operate these hospitals profitably.  Also, the percentage of patients at one of our hospitals who are required to meet certain Medicare requirements has recently increased and this percentage requirement will increase at both of our hospitals in the future.  We believe that we are in compliance with these current Medicare requirements.  Although we expect to be in compliance with future requirements, the actual percentage of patients at these hospitals who meet these Medicare requirements may not remain as high as we currently anticipate or may decline and, as a result, we may not remain in compliance.  Failure to remain in compliance will result in these hospitals receiving lower Medicare reimbursement rates than we currently anticipate.  We cannot estimate the impact this may have but it may be material to our operations and may adversely affect our future results of operations.

Corporate and other:

The 34% and 35% increase in revenues and expenses, respectively, from our pharmacies is primarily the result of our acquiring one pharmacy in November 2006.

The 33% increase in general and administrative expenses for the nine months ended September 30, 2007 over the same period in 2006 results from our acquisition of 11 communities in the third and fourth quarters of 2006, from the communities we began to operate in 2006 that were previously managed for us by SLS and from the rehabilitation hospitals we began to operate in October 2006.

The 52% increase in depreciation and amortization expense for the nine months ended September 30, 2007 is primarily attributable to increases in assets associated with our pharmacy acquisitions.

Our interest and other income increased by $2.8 million, or 179%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily as a result of higher levels of investable cash proceeds from our convertible senior notes offering.

Our interest expense increased by $3.6 million, due to the issuance of our convertible senior notes in October 2006.

For the nine months ended September 30, 2007, we recognized taxes of $760,000 which includes $593,000 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards and $167,000 of a deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

LIQUIDITY AND CAPITAL RESOURCES

Assets and Liabilities

Our total current assets at September 30, 2007 were $185.7 million, compared to $205.8 million at December 31, 2006.  At September 30, 2007 and December 31, 2006, we had cash and cash equivalents of $19.9 million and $46.2 million, respectively.  Our current liabilities were $109.3 million at September 30, 2007, compared to $132.9 million at December 31, 2006.  The decrease in both current assets and current liabilities is primarily the result of our prepayment of seven mortgages in 2007.

Our Leases with Senior Housing

As of November 7, 2007, we lease 142 senior living communities and two rehabilitation hospitals that we operate from Senior Housing under six leases.  Our leases with Senior Housing require us to pay minimum rent of $127.6 million annually and percentage rent for most senior living communities.  In addition to the minimum rent, we paid approximately $690,000 and $244,000 in percentage rent to Senior Housing for the three months ended September 30, 2007 and 2006, respectively, and $1.9 million and $876,000 for the nine months ended September 30, 2007 and 2006, respectively.

Upon our request, Senior Housing reimburses our capital expenditures made at the communities we lease from Senior Housing and increases our rent expense pursuant to contractual formulas.  Senior Housing reimbursed us $33.1 million during the nine months ended September 30, 2007 for capital expenditures made at these leased communities and increased our annual rent by $3.2 million.

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.  At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues from senior living services were earned primarily at our 49 nursing homes.  We derived 34% of our senior living revenue from these programs in each of the three and nine month periods ended September 30, 2007 and 2006.

Our net Medicare revenues from senior living community residents totaled $91.8 million and $85.0 million for the nine months ended September 30, 2007 and 2006, respectively.  In October 2007 and 2006 our senior living community Medicare rates increased by approximately 3.6% and 3.3%, respectively.  Our net Medicaid revenues from senior living community residents totaled $108.5 million and $106.0 million for the nine months ended September 30, 2007 and 2006, respectively.  The Bush administration and certain members of the Senate and the House of Representatives have proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding.  The magnitude of the potential Medicare and Medicaid rate reductions and the impact of the failure of these programs to increase rates to match increasing expenses, as well as the magnitude of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations.

We began to operate two rehabilitation hospitals in October 2006.  Approximately 68% and 69% of our revenues from these hospitals came from the Medicare and Medicaid programs for the three and nine months ended September 30, 2007, respectively.  In October 2007 our rehabilitation hospital Medicare rates increased by approximately 3.5% over the prior period.  In May 2004, the Federal Centers for Medicare and Medicaid Services, or CMS, issued a rule known as the “75% Rule”, establishing revised Medicare standards that rehabilitation hospitals are required to meet in order to participate as inpatient rehabilitation facilities, or IRFs, in the Medicare program.  The 75% Rule is being phased in over a four year period that began on July 1, 2004.  For cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of the CMS designated medical conditions.  For cost reporting periods starting on and after July 1, 2007, the requirement is 65% and for cost reporting periods starting on and after July 1, 2008, the requirement is 75%.  An IRF that fails to meet the requirements of the 75% Rule is subject to reclassification as a different type of healthcare provider and the effect of such reclassification would be to lower Medicare payment rates.  As of September 30, 2007 and November 7, 2007, we believe we are in compliance with the requirements of this rule necessary for our hospitals to remain classified as IFRs.  However, the actual percentage of patients at these hospitals who meet these Medicare requirements may not remain as high as we currently anticipate or may decline and, as a result, we may not remain in compliance.  Failure to remain in compliance will result in these hospitals receiving lower Medicare rates than we currently anticipate.

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

The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, limits our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may draw under this credit facility may be increased to $80.0 million.  The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of September 30, 2007 and November 7, 2007, no amounts were outstanding under this credit facility.  As of September 30, 2007 and November 7, 2007 we believe we are in compliance with all applicable covenants under this credit facility.

In October 2006, we issued $126.5 million principal amount of 3.75% convertible senior notes.  Our net proceeds from this offering were approximately $122.6 million.  These notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of notes, which represents an initial conversion price of $13.00 per share.  The notes are guaranteed by certain of our wholly owned subsidiaries.  These notes mature on October 15, 2026; we may prepay them at anytime after October 20, 2011 and the note holders may require that we purchase all or a portion of these notes on each October 15 of 2013, 2016 and 2021.  We issued these notes pursuant to an indenture which contains various customary covenants. As of September 30, 2007 and November 7, 2007, we believe we are in compliance with all applicable covenants of the indenture.

At September 30, 2007, we had five HUD insured mortgage loans totaling $16.1 million that were secured by four properties.  The weighted average interest rate on these loans was 6.6%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.    We recorded mortgage premiums in connection with some of these HUD mortgages in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturity of the mortgages.  The mortgage premium balance included in mortgage notes payable as of September 30, 2007 was $797,000.

In February 2007, we prepaid six mortgages that were secured by five of our senior living communities.  We paid $22.9 million to retire these six mortgages, which consisted of approximately $22.2 million in principal and interest and $725,000 in prepayment penalties.  Because we had carried these mortgages at a premium to their face value, we recognized a net gain of $3.6 million in connection with the early extinguishment of debt.  In April 2007, we prepaid one mortgage that was secured by one of our communities.  We paid $5.9 million to retire this mortgage, which consisted of approximately $5.8 million in principal and interest and $115,000 in prepayment penalties.  Because we had carried this mortgage at a premium to its face value, we recognized a net gain of $934,000 in connection with the early extinguishment of debt.

In April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5.0 million.  We financed the acquisition by assuming a $4.6 million non recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand.  The interest rate on the assumed HUD insured mortgage is 7.65%.

As of September 30, 2007 and November 7, 2007, we believe we are in compliance with all covenants of our mortgages.

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

Related Party Transactions

We lease 142 of the 161 senior living communities and the two rehabilitation hospitals that we operate from Senior Housing for total annual minimum rent of $127.6 million. In addition to the minimum rent, we paid approximately $690,000 and $244,000 in percentage rent to Senior Housing for the three months ended September 30, 2007 and 2006, respectively, and approximately $1.9 million and $876,000 for the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $33.1 million of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing increased by approximately $3.2 million.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates remains unchanged since December 31, 2006. Other than as described below, we do not now anticipate any significant changes in our exposure to fluctuations in interest rates or in how we manage this risk in the future. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. For example: based upon discounted cash flow analysis, if prevailing interest rates were to decline by 10% of existing interest rates and other credit market considerations remained unchanged, the market value of our $142.6 million mortgage debt and convertible notes outstanding on September 30, 2007, would increase by about $5.7 million; and, similarly, if prevailing interest rates were to increase by 10% of existing interest rates, the market value of our $142.6 million mortgage debt and convertible notes would decline by about $5.3 million.

Our revolving credit facility bears interest at floating rates and matures in May 2009. As of September 30, 2007 and November 7, 2007, no amounts were outstanding under this credit facility. We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the maximum amount of $40.0 million were drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $400,000 per year, or $0.01 per share, based on our currently outstanding common shares. If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•                                          WE ARE CURRENTLY EXPERIENCING LOSSES FROM OUR OPERATION OF OUR TWO REHABILITATION HOSPITALS, AND WE MAY BE UNABLE TO OPERATE THESE HOSPITALS PROFITABLY.  ALSO, THE PERCENTAGE OF PATIENTS AT ONE OF OUR HOSPITALS WHO ARE REQUIRED TO MEET CERTAIN MEDICARE REQUIREMENTS HAS RECENTLY INCREASED AND THIS PERCENTAGE REQUIREMENT WILL INCREASE AT BOTH OF THESE HOSPITALS IN THE FUTURE. WE BELIEVE THAT WE ARE IN COMPLIANCE WITH THESE CURRENT MEDICARE REQUIREMENTS. ALTHOUGH WE EXPECT TO BE IN COMPLIANCE WITH FUTURE REQUIREMENTS, THE ACTUAL PERCENTAGE OF PATIENTS AT THESE HOSPITALS WHO MEET THESE MEDICARE REQUIREMENTS MAY NOT REMAIN AS HIGH AS WE CURRENTLY ANTICIPATE OR MAY DECLINE; AND, AS A RESULT, WE MAY NOT REMAIN IN COMPLIANCE. FAILURE TO REMAIN IN COMPLIANCE WILL RESULT IN THESE HOSPITALS RECEIVING LOWER MEDICARE REIMBURSEMENT RATES THAN WE CURRENTLY ANTICIPATE.  WE CANNOT ESTIMATE THE IMPACT THIS MAY HAVE BUT IT MAY BE MATERIAL TO OUR OPERATIONS AND MAY ADVERSELY AFFECT OUR FUTURE RESULTS OF OPERATIONS.

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

Part II. Other Information

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2007, we granted 4,000 shares of common stock, par value $0.01 per share, valued at $8.52 per share, the closing price of our common shares on the American Stock Exchange on that day, to our Director of Internal Audit. We made these grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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
Dated: November 8, 2007

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: November 8, 2007