Form 10-K
period 2007-12-31
FIVE STAR QUALITY CARE INC
filed 2008-03-05
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16817

FIVE STAR QUALITY CARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3516029
(State of Incorporation)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458
(Address of Principal Executive Offices) (Zip Code)

Registrants telephone Number, Including Area Code: 617-796-8387

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                            Accelerated filer ☒

Non-accelerated filer ☐                                              Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $247.9 million based on the $7.98 closing price per common share on the American Stock Exchange on June 29, 2007. For purposes of this calculation, an aggregate of 642,582.6 shares of common stock are held by the directors and officers of the registrant and have been included in the number of shares of common stock held by affiliates, which includes 35,000 shares of common stock held by Senior Housing Properties Trust.

Number of the registrant’s shares of common stock outstanding as of March 4, 2008: 31,818,144.

In this Annual Report on Form 10-K, the terms the “Company,” “Five Star”, “FVE”, “we”, “us” or “our”, include Five Star Quality Care, Inc., and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2008, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FOR EXAMPLE:

•      WE EXPECT TO OPERATE OUR REHABILITATION HOSPITALS PROFITABLY.  HOWEVER, WE ARE CURRENTLY EXPERIENCING LOSSES FROM THESE OPERATIONS AND WE MAY BE UNABLE TO OPERATE THESE HOSPITALS PROFITABLY.  SIXTY PERCENT OF PATIENTS AT OUR HOSPITALS ARE REQUIRED TO MEET CERTAIN MEDICARE REQUIREMENTS.  WHILE WE BELIEVE THAT WE ARE IN COMPLIANCE WITH THESE MEDICARE REQUIREMENTS, AND ALTHOUGH WE EXPECT TO CONTINUE TO BE IN COMPLIANCE WITH THESE REQUIREMENTS, THE PERCENTAGE OF PATIENTS AT THESE HOSPITALS WHO MEET THESE MEDICARE REQUIREMENTS MAY NOT BE OR REMAIN AS HIGH AS WE CURRENTLY ANTICIPATE OR MAY DECLINE.  FAILURE TO REMAIN IN COMPLIANCE WILL RESULT IN OUR RECEIVING LOWER MEDICARE PAYMENTS THAN WE CURRENTLY RECEIVE AT THESE HOSPITALS AND MATERIALLY AND ADVERSELY AFFECT OUR FUTURE RESULTS OF THESE OPERATIONS.

•      ALTHOUGH WE EXPECT TO LEASE FROM SENIOR HOUSING PROPERTIES TRUST, OR SENIOR HOUSING, 16 ADDITIONAL SENIOR LIVING COMMUNITIES WHICH SENIOR HOUSING HAS AGREED TO PURCHASE FROM THIRD PARTIES, THE DILIGENCE REGARDING THESE TRANSACTIONS HAS NOT YET BEEN COMPLETED AND WE OR SENIOR HOUSING MAY DECIDE NOT TO PROCEED WITH THESE TRANSACTIONS. CERTAIN OF THESE PURCHASES ARE CONTINGENT UPON APPROVALS FROM THIRD PARTY MORTGAGE LENDERS AND GOVERNMENT REGULATORY AGENCIES, WHICH APPROVALS MAY NOT BE OBTAINED. AS A RESULT, ONE OR MORE OF THESE PROPOSED LEASES MAY NOT OCCUR.

OTHER RISKS THAT MAY ADVERSELY IMPACT OUR FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE DESCRIBED IN THIS ANNUAL REPORT UNDER “ITEM 1A. RISK FACTORS.”

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

FIVE STAR QUALITY CARE, INC.

2007 ANNUAL REPORT ON FORM 10-K

* Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2008, to be filed pursuant to Regulation 14A.

PART I

Item 1.  Business

GENERAL

We operate senior living communities, including independent living and congregate care communities, assisted living communities and nursing homes.  As of December 31, 2007, we operated 161 senior living communities with 17,906 living units, including 112 primarily independent and assisted living communities with 13,502 living units and 49 nursing homes with 4,404 living units.  Of our 112 primarily independent and assisted living communities, we leased 95 communities with 12,237 living units from Senior Housing Properties Trust, or Senior Housing, our former parent, and we owned or leased from parties other than Senior Housing 17 communities with 1,265 living units.  We leased 47 of our 49 nursing homes from Senior Housing.  Our 161 communities include 5,520 independent living apartments, 6,330 assisted living suites and 6,056 skilled nursing units.  As of December 31, 2007, we also operated five institutional pharmacies, and two rehabilitation hospitals that we leased from Senior Housing.  Our two rehabilitation hospitals had 321 beds available for inpatient services, three satellite locations, and 20 affiliated outpatient clinics.   Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

OUR HISTORY

Spin off from Senior Housing

We were created by Senior Housing in April 2000 to operate 54 nursing homes and two assisted living communities repossessed or acquired from former Senior Housing tenants.  We were incorporated in Delaware in April 2000 and reincorporated in Maryland on September 17, 2001. On December 31, 2001, Senior Housing distributed substantially all of our outstanding shares to its shareholders and we became a separate publicly owned company listed on the American Stock Exchange, or AMEX.

Acquisitions

In 2002, we commenced operations at 51 senior living communities, including 31 communities then operated by Marriott Senior Living Services, Inc., or MSLS, a wholly owned subsidiary of Marriott International Inc. and subsequently operated by Sunrise Senior Living Services, Inc., or SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc., or Sunrise.  In 2003, we commenced operations at three senior living communities.  In 2004, we commenced operations at 47 senior living communities.

In March 2005, we acquired a 62 unit assisted living community located in Georgia for approximately $6.9 million.  In June 2005, we acquired six assisted living communities for approximately $59.0 million.  In order to finance this acquisition, we sold four senior living communities to Senior Housing in June 2005 for $24.0 million and Senior Housing leased these communities to us for initial rent of $2.2 million per year.  In August 2005, we sold the six communities we acquired in June 2005 to Senior Housing for net proceeds of $56.7 million and Senior Housing leased these communities to us for initial rent of $5.2 million per year.

Between September and December 2006, we leased from Senior Housing 11 senior living communities with 1,284 units which Senior Housing acquired from third parties.  Six of these communities are assisted living communities (three of which offer some skilled nursing services), three are independent living communities and two are continuing care retirement communities which offer independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these 11 communities is $9.0 million per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007.  We added these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter.  Residents pay substantially all of our charges at these communities from their private resources.

In April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5.0 million  We financed the acquisition by assuming a $4.6 million non recourse United States Department of Housing, or HUD, insured mortgage and paying the balance of the purchase price with cash on hand.  The interest rate on the assumed

HUD insured mortgage is 7.65%.  Residents pay substantially all of our charges at this community from their private resources.

In January and February 2008, we leased nine senior living communities with 1,032 units which Senior Housing acquired from third parties.  Eight of these communities are assisted living communities (one of which offers some skilled nursing services and one of which offers some independent living services) and one is a continuing care retirement community which offers independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these nine communities is $10.7 million per year, plus future increases calculated as a percentage of the revenue increases for all of these communities after 2009.  We added these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter.  Residents pay a majority of our charges at these communities from their private resources.

We currently intend to lease from Senior Housing 15 additional senior living communities with a total of 772 units which Senior Housing has agreed to purchase from three unrelated parties.  All of these communities are assisted living communities.  We expect our rent to Senior Housing for these 15 communities to be $11.9 million per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2009.  We intend to add these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter.  Residents pay a majority of our charges at these communities from their private resources.  Senior Housing’s purchase and our lease of these properties are contingent upon further diligence, consent from mortgage lenders and other customary closing conditions.  We can provide no assurance that we will lease these properties.

Pharmacies

Between September 2003 and November 2006, we acquired six institutional pharmacies and one mail order pharmacy located in Wisconsin, Nebraska, California, South Carolina and Virginia.

In December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska.  The operating results of these two parts of our pharmacy business are now included in discontinued operations.

Rehabilitation Hospitals

In February 2006, we agreed to lease two rehabilitation hospitals from Senior Housing.  We commenced operations at these two hospitals on October 1, 2006.  Our lease with Senior Housing for these two hospitals expires on June 30, 2026, with one renewal option for an additional 20 years.  These hospitals provide extensive inpatient and outpatient health rehabilitation services including some services that we believe are similar to services we currently provide in some of our senior living communities.  Our rent payable to Senior Housing for these hospitals is $10.6 million per year.

Termination of SLS Management Agreements

During 2005 and 2006, we terminated management agreements for the 30 senior living communities that SLS managed for us and began to directly operate these communities for our own account.  In connection with these terminations, we paid SLS termination fees totaling $216.1 million.  We no longer pay management fees to SLS.

Discontinued Operations

During 2003, 2004 and 2005, we ceased operations at two skilled nursing facilities which we previously leased from Senior Housing and eight assisted living facilities, two of which we previously leased from Senior Housing.

During 2006, we ceased operations at two skilled nursing facilities located in Connecticut that we leased from Senior Housing.  Senior Housing sold these facilities in November 2006 for net proceeds of approximately $5.6 million, which caused a $559,000 reduction in the annual rent we pay to Senior Housing.

During 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we lease from Senior Housing.  We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual rent payable to Senior Housing will decrease by approximately 9.5% of the net proceeds of the sale to Senior Housing.

As discussed above, in December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska.

Equity and Debt Financings

In 2005, we issued 7,750,000 common shares in an underwritten public offering raising net proceeds of $55.6 million.  In 2006, we issued 11,500,000 common shares in an underwritten public offering raising net proceeds of $114.1 million and we issued $126.5 million principal amount of Convertible Senior Notes due 2026, or the Notes.  The Notes bear interest at 3.75% per annum, payable semi-annually, and will mature on October 15, 2026.  We may prepay the Notes at anytime after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021.

OUR GROWTH STRATEGY

We believe that the aging of the U.S. population will increase demand for independent living properties, assisted living communities, nursing homes, pharmacies and rehabilitation services. Our principal growth strategy is to profit from this increasing demand by operating properties that provide high quality services to senior residents who pay with private resources and by growing our pharmacies and rehabilitation health services businesses.

We seek to improve the profitability of our existing operations by increasing revenues and improving margins. We attempt to increase revenues by increasing rates and utilization of our facilities and services. We attempt to improve margins by limiting increases in expenses and improving operating efficiencies.

In addition to managing our existing operations, we intend to continue to grow our business through acquisitions of independent and assisted living communities where residents’ private resources account for a large majority of revenues. Since we became a public company in late 2001, we have acquired and currently operate 111 primarily independent and assisted living communities that as of December 31, 2007 generated approximately 86% of their revenue from residents’ private resources, rather than from Medicare or Medicaid. We prefer to acquire communities which have achieved or are close to stabilized operations, although we occasionally purchase turn around facilities which we believe are located where we can make significant improvements in operations.  We also seek to make acquisitions where we can realize cost savings by combining acquired operations with our existing operations.

In October 2006, we began to operate two rehabilitation hospitals located in Braintree and Woburn, Massachusetts.  These hospitals offer extensive inpatient and outpatient services.  We may seek to acquire additional rehabilitation hospitals, as well as expand our rehabilitation business at our existing senior living communities.

Although expansion of our nursing home business is not our primary growth strategy, we have in the past considered acquiring additional nursing homes. Most nursing homes are financially dependent upon the Medicare and Medicaid programs. Accordingly, we believe the potential for profitable operations of nursing homes is limited by government rate settings. In these circumstances, we are only interested to expand our nursing home operations at prices which we believe take into account the risks inherent in government funding. In the past few years, we have been unable to buy nursing homes at prices we consider appropriate, but we may continue to investigate such opportunities in the future.

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

Independent Living Apartments or Congregate Care Communities.  Independent living apartments, or congregate care communities, provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, one or two meals per day in a central dining room, weekly maid service or services of a social director may be included in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some independent living properties, separate parts of the community are dedicated to assisted living or nursing services.  As of December 31, 2007, our business included 5,520 independent living apartments in 39 communities.

Assisted Living Communities.  Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community on call or at regularly scheduled times.  As of December 31, 2007, our business included 6,330 assisted living suites in 104 communities.

Nursing Homes.  Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built nursing home includes mostly one and two bedrooms with a separate bathroom in each room and shared dining facilities.  Nursing homes are staffed by licensed nursing professionals 24 hours per day.  As of December 31, 2007, our business included 6,056 skilled nursing beds in 75 communities.

Rehabilitation Hospitals.  Rehabilitation hospitals, also known as inpatient rehabilitation facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in skilled nursing facilities.  Patients in IRFs generally receive a minimum of three hours of rehabilitation services daily.  IRFs also provide onsite pharmacy, radiology, laboratory, telemetry, hemodialysis and orthotics/prosthetics services.  Outpatient satellite clinics are often included as part of the services offered by IRFs.  Our two rehabilitation hospitals had 321 beds available for inpatient services as of December 31, 2007 and provided services at three satellite locations.  In addition, these two hospitals operate 20 affiliated outpatient clinics where patients discharged from the hospitals can continue their therapy programs and receive amputee, brain injury, cardio-pulmonary, orthopedic, spinal cord injury, stroke and neurorehabilitation rehabilitation services.

Pharmacies.  Our institutional pharmacies are located in five leased commercial spaces and one owned commercial space containing approximately 54,839 square feet plus parking areas for our delivery vehicles.

OPERATING STRUCTURE

We have four divisional offices which are located throughout the country.  Each divisional office is responsible for multiple regions and is headed by a divisional vice president with extensive experience in the senior living and health rehabilitation industries.  We have several regional offices within each division.  Each regional office is responsible for multiple communities and is headed by a regional director of operations with extensive experience in the senior living industry.  Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist.  Regional staffs are responsible for all our senior living community operations within the region, including:

•      resident services;

•      Medicare and Medicaid billing;

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

•                  private pay billing;

•                  licensing and certification maintenance;

•                  legal services;

•                  central purchasing;

•                  budgeting and supervision of maintenance and capital expenditures;

•                  implementation of our growth strategy; and

•                  accounting and finance functions, including operations budgeting, parts of accounts receivable and collections, accounts payable and parts of our payroll, financial reporting, and tax planning and compliance.

STAFFING

Independent and assisted living community staffing.  Each of the independent and assisted living communities we operate has an executive director responsible for the day to day operations of the community, including quality of care, resident services, sales and marketing, financial performance and staff supervision. The executive director is supported by department heads, who oversee the care and service of the residents, a wellness director, who is responsible for coordinating the services necessary to meet the health care needs of our residents and a marketing director, who is responsible for selling our services.  Other important staff includes the dining services coordinator, the activities coordinator and the property maintenance coordinator.

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

Rehabilitation hospital staffing.  Each IRF is operated under the leadership of a hospital based chief executive officer with the support of senior staff, including a medical director, chief financial officer, director of patient care services, director of rehabilitation and director of case management.  The hospitals are also staffed with board certified physicians who primarily specialize in internal medicine, neurology or physiatry, as well as other licensed professionals, including rehabilitation nurses, physical therapists, occupational therapists, speech and language pathologists, nutrition counselors, neuropsycologists and pharmacists.  Each outpatient clinic associated with our IRFs is managed by an outpatient director who is a registered occupational or physical therapist.

Pharmacy operations and staffing.  Our institutional pharmacy operation provides prescriptions, medical supplies, equipment and services to operators and residents of senior living communities.  We do not sell “over the counter” to the public.  Each of our pharmacies is managed by an executive director, who is responsible for the day to day operations of each pharmacy and our mail order business, including billings, sales and marketing, financial performance, compliance with regulatory codes regarding the dispensing of controlled substances and staff supervision.  Other pharmacy personnel include licensed dispensing pharmacists, a director of pharmacy consultation, a medical records director, a nurse consultant, pharmacy technicians and billing personnel.

EMPLOYEES

As of March 4, 2008, we had approximately 18,301 employees, including 12,550 full time equivalents. Approximately 89 employees, including approximately 74 full time equivalents, are represented under one collective bargaining agreement, which has a remaining term of approximately two years.  We have no employment agreements with our employees except for seven contracts entered into with former owner operators of certain pharmacies which we acquired. We believe our relations with our union and non-union employees are good.

GOVERNMENT REGULATION AND REIMBURSEMENT

Our operations must comply with numerous federal, state and local statutes and regulations. Also, the healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

Independent Living Communities. Government benefits generally are not available for services at independent living communities and the resident charges in these communities are paid from private resources. However, a number of Federal Supplemental Security Income program benefits pay housing costs for elderly or disabled residents to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of Supplemental Security Income residents reside or are likely to reside. Categories of living arrangements which may be subject to these state standards include independent living communities and assisted living communities. Because independent living communities usually offer common dining facilities, in many locations they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In many states, independent living communities are licensed by state or county health departments, social service agencies or offices on aging with jurisdiction over group residential communities for seniors. To the extent that independent living communities include units in which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations, and if the communities receive Medicaid or Medicare funds, to certification standards. In some states, insurance or consumer protection agencies regulate independent living communities in which residents pay entrance fees or prepay for services.

Assisted Living Communities.  According to the National Center for Assisted Living and the National Academy for State Health Policy, or the National Academy, a majority of states provide or are approved to provide Medicaid payments for services to some residents in assisted living communities under waivers granted by the Federal Centers for Medicare and Medicaid Services, or CMS, or under Medicaid state plans.  Most other states are planning some Medicaid funding by preparing state plan amendments or requesting waivers. State Medicaid programs control costs for assisted living and other home and community-based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to assisted living community operators are generally lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health related services provided in nursing homes. States that administer Medicaid programs for services in assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states’ inspection processes for nursing homes.

As a result of the large number of states using Medicaid to purchase services at assisted living communities and the growth of assisted living in recent years, a majority of states have adopted licensing standards applicable to assisted living communities. A majority of states have licensing statutes or standards specifically using the term “assisted living” and have requirements for communities servicing people with Alzheimer’s disease or dementia. The majority of states have revised their licensing regulations recently or are reviewing their policies or revising their regulations. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living communities. Most state licensing standards apply to assisted living communities whether or not they accept Medicaid funding. Also, according to the National Academy, a few states require certificates of need from state health planning authorities before new assisted living communities may be developed. Based on our analysis of current economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid or other public payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living communities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

The US Department of Health and Human Services, the Government Accountability Office, or GAO, and the Senate Special Committee on Aging have recently studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to nursing homes.  In 2003, the GAO recommended that CMS strengthen its oversight of state quality assurance in Medicaid home and community-based services waiver programs.  Since then, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living facilities and has provided guidance and technical assistance to the states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs.  Also in 2003, a working group of assisted living providers, consumers and regulatory organizations made recommendations to the Senate Special Committee on Aging on a range of subjects, including staffing, funding and regulation of assisted living.  We cannot predict whether these activities and reports will result in governmental policy changes or new legislation, or what impact any changes may have. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations.  Although CMS is implementing provisions of the Deficit Reduction Act of 2005, or the DRA, enacted in February 2006, that encourage state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, we do not believe a materially increased financial commitment from the federal government to fund assisted living is presently likely. However, we do anticipate that assisted living communities will increasingly be licensed and regulated by the various states, and that, in the absence of federal standards, the states’ policies will continue to vary widely.

Nursing Homes-Reimbursement.  About 63% of all nursing home revenues in the U.S. in 2006 (the most recent date for which information is publicly available) came from publicly funded programs, including about 43% from Medicaid programs and 17% from the Medicare program. Nursing homes are among the most highly regulated businesses in the Country. The federal and state governments regularly monitor the quality of care provided at nursing homes. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. Under the Medicare prospective payment system, or the PPS, capital costs are part of the prospective rate and are not community specific.  The PPS and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home services. At the same time, federal and state enforcement and oversight of nursing homes have been increasing, making licensing and certification of these communities more rigorous.

The PPS was intended to reduce the rate of growth in Medicare payments for skilled nursing communities.  Under the current Medicare payment system, skilled nursing facilities receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. Each resident is assigned to a care group depending on that resident’s medical characteristics and service needs.  These care groups are known as Resource Utilization Groups, or RUGs.  Per diem payment rates are established for each of these care groups.  Medicare payments cover substantially all services provided to Medicare residents in skilled nursing communities, including ancillary services such as rehabilitation therapies.  The PPS is intended to provide incentives to providers to furnish only necessary services and to deliver those services efficiently.  According to the GAO, between fiscal year 1998 and fiscal year 1999, the first full year of the changed Medicare payment system phase in, the average Medicare payment per day declined by about 9%.

From November 1999 to January 2006, Congress and CMS provided some periodic relief from the effect of the PPS, through temporary increases in skilled nursing facility payment rates and temporary moratoria on some therapy limitations for skilled nursing residents covered under Medicare Part B.  Effective January 1, 2006, CMS implemented changes to the payment categories it uses to set daily payment rates for Medicare beneficiaries in skilled nursing facilities. CMS introduced nine new payment categories for medically complex patients, increasing the number of categories from 44 to 53, and made revisions to its payment rates for current RUGS. Also effective January 1, 2006, these RUG changes caused the elimination of certain temporary additional payments for certain skilled nursing care and rehabilitation groups.  The financial impact of these changes to the Medicare rates on our operations was to effectively eliminate an October 2005 Medicare 3% rate increase; but then in October 2006 and again in October 2007, the Medicare rates were increased by 3%.

                Under the DRA, the federal government is slowing the growth of Medicare and Medicaid payments for nursing home services by several methods.  Medicare bad debt reimbursement has been reduced from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid.  Limits on Medicare payments were also implemented for outpatient therapies in 2006, with an exception process, under which beneficiaries could request an exemption from the cap and be granted the amount of services deemed medically necessary by Medicare.  Under the Tax Relief and Health Care Act of 2006, enacted in December 2006, the exemption process was extended an additional year through 2007.  Under the Medicare, Medicaid and SCHIP Extension Act of 2007, enacted in December 2007, the exemption process for therapy services has been extended an additional six months through June 30, 2008.  In addition, the DRA increased the “look-back” period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years.  The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and placing added burdens on nursing homes to collect charges directly from residents and their transferees.  The DRA includes a demonstration project that in 2007 awarded competitive grants to a majority of states to provide home and community based long term care services to qualified individuals relocated from nursing homes, providing an increased federal medical assistance percentage for 12 months for each qualifying beneficiary, during a grant period of at least two years.  The DRA also includes a post acute payment reform demonstration program that will compare and assess costs and outcomes of services at different long term care sites over three years.  Effective January 1, 2007, states may include home and community based services as optional services under their Medicaid state plans, rather than only pursuant to waivers or demonstration projects, and such states may cap enrollment, maintain waiting lists and offer the services in only some regions of a state, as they may with waivers.  These initiatives will likely decrease the demand for nursing home services and nursing home occupancy levels, which declined slightly from 2000 through 2006, may continue to decline.

                Nursing Homes-Survey and Enforcement. Twenty years ago, Congress enacted major reforms to federal and state regulatory systems for nursing homes that participate in the Medicare and Medicaid programs, under the Omnibus Reconciliation Act of 1987, or OBRA 87.  Since then, the GAO reports that, while much progress has been made, substantial problems remain in the effectiveness of federal and state regulatory activities. In July 1998, the GAO issued a report which found inadequate care in a significant portion of California nursing homes.  Since 1999, the U.S. Department of Health and Human Services, Office of Inspector General has issued several reports concerning quality of care in nursing homes, and the GAO has issued several reports, most recently in 2007, recommending that CMS and the states strengthen their compliance and enforcement practices, including federal oversight of state actions, to better ensure that nursing homes provide adequate care and states act more consistently.  The Senate Special Committee on Aging and other congressional committees have also held hearings on these issues, most recently in 2007. As a result, CMS has undertaken an initiative to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities.  CMS is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated communities with patterns of noncompliance.  CMS is increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey communities more consistently. In addition, CMS adopted regulations expanding federal and state authority to impose civil monetary penalties in instances of noncompliance. A small number of nursing homes with a history of serious quality problems are designated by CMS as “special focus facilities,” or SFFs, inspected more frequently and subject to more stringent enforcement actions.  Homes in the SFF initiative for six months or longer are now listed on the Medicare website at Medicare.gov.  The GAO has recommended several steps to make enforcement by CMS and the states more timely and effective, especially for SFFs. Medicare survey results, including fire safety reports, and average nursing and nursing assistant staff hours per resident for each nursing home are posted on the Medicare website at www.medicare.gov. CMS issued a proposed rule in 2006 that would require older nursing homes to install sprinklers.  Nursing homes that do not have sprinklers or hard-wired smoke detectors are required to install battery powered smoke detectors in the interim.  Currently all of our nursing homes except one have sprinklers and we believe the one nursing home without sprinklers is in compliance with the current requirements because it has a combination of hard wired and battery operated smoke detectors.  When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure may be imposed on nursing home operators. Our communities incur sanctions and penalties from time to time. If we are unable to cure deficiencies which have been identified or that are identified in the future, additional sanctions may be imposed, and if imposed, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

                In 2000 and 2002, the Department of Health and Human Services and CMS issued reports linking nursing staffing levels with quality of care. The Bush administration has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staffing at this time; however, CMS publishes the nurse and nursing assistant staffing level at each nursing home on the internet at www.medicare.gov to create market pressure to improve nursing home operations.

                Rehabilitation Hospital Regulations and Rate Setting. Our two rehabilitation hospitals are subject to federal, state and local regulations that affect their business activities and determine the rates they receive for services.  These hospitals are subject to periodic inspection by governmental and non-governmental agencies to ensure continued compliance with various licensure and accreditation standards.  In addition, these facilities are certified by CMS to participate in the Medicare program and receive a significant portion of their revenues from that program.

                On May 7, 2004, CMS issued a rule establishing revised Medicare standards that rehabilitation hospitals are required to meet in order to participate as IRFs in the Medicare program, known as the “75% Rule.” An IRF that failed to meet the requirements of the 75% Rule would be subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates.  Under the Medicare, Medicaid and SCHIP Extension Act of 2007, adopted in December 2007, for cost reporting periods starting on or after July 1, 2007, the 75% requirement for IRFs was permanently rolled back to 60%, and selected secondary medical conditions are included to qualify patients under the 60% requirement.   The rule now generally provides that, to be considered an IRF and receive reimbursement for services under the IRF prospective payment system, at least 60% of a facility’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions.  Under the 75% Rule, to maintain their revenue levels many rehabilitation hospitals have needed to reduce the number of non-qualifying patients treated and replace them with qualifying patients, establish other sources of revenues or both.  Before the 2007 amendment, the 75% Rule was being phased in over a four year period that began on July 1, 2004.  For cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must have required intensive rehabilitation services for one of CMS’ designated medical conditions.  For cost reporting periods starting on and after July 1, 2007, the requirement was 65%, and for cost reporting periods starting on and after July 1, 2008, the requirement was 75%. As a result of the rollback amendment, the requirement is now 60% for these and future cost reporting periods.  Congress has directed the Secretary of Health and Human Services to report to it by June 2009 on Medicare beneficiaries’ access to medically necessary rehabilitation services, the potential effect of the 75% Rule and alternatives or refinements, and any variation in patient outcomes and costs across settings of care. We believe our hospitals have been and are operating in compliance with this rule and we are taking actions to assure continued compliance; however, we can provide no assurance that we will be able to continue to comply with this rule. Also pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007, the annual inflation increase factor for Medicare payment rates for IRFs is set at zero percent for each of federal fiscal years 2008 and 2009, except for payment units occurring before April 1, 2008.  Our current Medicare inflation increase factor for federal fiscal year 2008 was set at approximately four percent effective October 1, 2007, and we understand that this increase factor will be reduced to zero effective as of April 1, 2008.  Although we anticipate that the effect of the rate rollback may be counterbalanced and neutralized by the reduction of the prior law’s 65% and 75% minimum percentage requirements to 60% under current law, the zero per cent inflation increases to our fiscal 2008 and 2009 rates after April 1, 2008, will affect the profitability of our rehabilitation operations.

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

                Other Matters. Federal and state efforts to target fraud and abuse and violations of anti-kickback laws and physician referral laws by Medicare and Medicaid providers have also increased. In March 2000, the U.S. Department of Health and Human Services Office of Inspector General issued compliance guidelines for nursing communities to assist them in developing voluntary compliance programs to prevent fraud and abuse.  The Office of Inspector General issued compliance program guidance for hospitals in 1998 and supplemental guidance in 2005.  Rules governing the privacy, use and disclosure of individually identified health information took effect in 2003, with civil and criminal sanctions for noncompliance. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement and the increasing costs of required compliance with applicable federal or state regulations could adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

                Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MPDIMA, effective January 1, 2006, Medicare beneficiaries may receive prescription drug benefits by enrolling in private health plans or managed care organizations, or if they remain in traditional Medicare, by enrolling in stand alone prescription drug plans.  We believe this new law will increase the demand for pharmacy products and services by Medicare beneficiaries.  We also believe that this new Medicare drug benefit may reduce the profitability of providing pharmacy products and services, as the Government implements various cost control procedures.  We cannot predict the net impact of this program at this time.

                A number of legislative proposals that would affect major reforms of the healthcare system are being considered during the current Presidential campaign, have been introduced in the U.S. Congress and are being considered by some state governments, such as programs for national health insurance, the option of block grants for states rather than federal matching money for certain state Medicaid services, additional policies encouraging state Medicaid programs to use home and community based long term care services rather than nursing homes, laws authorizing or directing Medicare to negotiate rate reductions for prescription drugs, additional Medicare and Medicaid enforcement procedures and federal and state cost containment measures, such as freezing Medicare or Medicaid nursing home and rehabilitation hospital payment rates at their current levels and reducing or eliminating annual Medicare or Medicaid inflation allowances or gradually reducing rates for nursing homes and rehabilitation hospitals.  In connection with recent fiscal pressures on state governments and increasing costs of Medicaid funding, legislation and regulation to reduce Medicaid nursing home payment rates in some states are possible in the future. We cannot predict whether any of these legislative or regulatory proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

INSURANCE

                Litigation against senior living operators has been increasing during the past few years.  As a result, liability insurance costs over the past few years has been rising.  In recent years, our insurance costs for workers compensation and employee healthcare have also increased significantly.  To partially offset these insurance cost increases, we have taken a number of actions including the following:

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

•                  we have become fully self insured for all health related claims of covered employees;

•                  we have hired professional advisors to help us establish programs to reduce our insured workers compensation and professional and general liabilities, including a program to monitor and pro-actively settle liability claims and to reduce workplace injuries; and

•                  we have hired insurance and other professionals to help us establish appropriate reserves for our retained liabilities and captive insurance programs.

               We self insure up to certain limits for workers compensation and professional liability.  Claims in excess of these limits are insured with third party insurance providers up to contractual limits, over which we are self insured.  Our current insurance arrangements generally are renewable in June 2008. We do not know if our insurance charges and self insurance reserve requirements will increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means in the future.

COMPETITION

               The senior living services, pharmacy and the health rehabilitation businesses are highly competitive. We compete with service providers offering alternate types of services, such as home healthcare services, as well as other companies providing community based services and rehabilitation services.  We may expand our business with Senior Housing; however, Senior Housing is not obligated to provide us with opportunities to lease additional properties. We have large lease obligations and limited financeable assets. Many of our competitors have greater financial resources than we do.  Some of our competitors are operated by not for profit entities which have endowment income and do not have the same financial pressures that we experience.  For all of these reasons and others, we cannot provide any assurance that we will be able to compete successfully for business.

ENVIRONMENTAL MATTERS

                Under various federal, state and local laws, owners as well as tenants and operators of real estate may be required to investigate and clean up hazardous substances released or otherwise present at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean up costs incurred in connection with any such hazardous substances.  Under our leases with Senior Housing, we have also agreed to indemnify Senior Housing for any such liabilities related to the properties we lease from Senior Housing. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination, which lien may be senior in priority to our debt obligations or our leases. We have reviewed environmental surveys of all of our leased and owned communities. Based upon that review we do not believe that any of these properties are subject to any material environmental contamination. However, no assurances can be given that a prior owner, operator or occupant of our communities did not create a material environmental condition not known to us which might have been revealed by a more in depth study of the properties or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability upon us. The presence or discovery of any material environmental contaminants at our communities could have a material adverse impact on us.

INTERNET WEBSITES

               Our internet website address is www.fivestarqualitycare.com.  Copies of our governance guidelines, code of business conduct and ethics and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, MA 02458 or at our website.  We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission.  Any shareholder or other interested party who desires to communicate with our independent directors, individually or as a group, may do so by filling out a report on our website. Our board also provides a process for our security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website.  Our website address and website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in the websites are not incorporated by reference into this Annual Report on Form 10-K.

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

               For the year ended December 31, 2007, our revenues were $972.9 million and our operating expenses were $949.3 million. A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

We may not achieve the anticipated benefits from our lease of the two rehabilitation hospitals and they may be subject to Medicare reclassifications resulting in lower Medicare rates.

               We are currently experiencing losses from our operation of our two rehabilitation hospitals.  In addition, the two rehabilitation hospitals may be subject to retroactive rate adjustments.  We may be unable to operate these hospitals profitably and we may continue to experience losses from our operation of these hospitals.  If we are unable to operate these hospitals successfully, our reputation as a provider of health and rehabilitation services may be damaged. Even if we successfully operate these hospitals, these operations may have little or no benefit to our other operations.

               A significant amount of the revenues at our rehabilitation hospitals is paid by Medicare and we became more dependent upon the Medicare program when we began to operate these hospitals than we were before we assumed these operations.  For cost reporting periods starting on and after July 1, 2006, 60% of an IRF’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions.  While we believe we are in compliance with the 60% requirement, and we expect to remain in compliance with this rule, we may not be able to remain in compliance.  Such an event would result in these hospitals being subject to Medicare reclassification to a different type of provider and our receiving lower Medicare payment rates.  Reductions in our Medicare payments as a result of the reclassification of our rehabilitation hospitals would materially and adversely affect our financial conditions and results of operations.

Pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007, the annual inflation increase factor for Medicare payment rates for IRFs is set at zero percent for each of federal fiscal years 2008 and 2009, except for payment units occurring before April 1, 2008.  Our current Medicare payment rate increase for federal fiscal year 2008 was set at approximately 4% effective October 1, 2007, and we understand that this increase will be reduced to zero effective as of April 1, 2008.  Although we anticipate that the effect may be counterbalanced by the reduction of the prior law’s 65% and 75% minimum percentage requirements to 60% under current law, the zero percent inflation increases to our fiscal 2008 and 2009 rates after April 1, 2008, will affect the profitability of our rehabilitation operations.

The failure of Medicare and Medicaid rates to match our costs will reduce our income.

Some of our current operations, especially our nursing homes and rehabilitation hospitals, receive significant revenues from the Medicare and Medicaid programs.  During the year ended December 31, 2007, approximately 34% of our senior living revenues and 69% of our hospital revenues were received from these programs.  The federal government and some states are now experiencing or projecting increasing fiscal deficits. Historically, when governmental deficits have increased, cut backs in Medicare and Medicaid funding have often followed.  These cut backs sometimes include rate reductions, but more often result in a failure of Medicare and Medicaid rates to increase by sufficient amounts to offset increasing costs.  In 2006, there were cut backs to Medicare funding which affected profitability of our current and continuing nursing home operations.  Also, for payment units on and after April 1, 2008, Medicare market basket increases to IRF rates are set at zero percent for federal fiscal years 2008 and 2009, which will affect the profitability of our rehabilitation operations.  We cannot now predict whether future Medicare and Medicaid rates will be sufficient to cover our future cost increases.  Future Medicare and Medicaid rate declines or a failure of these rates to cover increasing costs could result in our experiencing lower earnings or losses.

Circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on us.

               Approximately 66% of our senior living revenues for the year ended December 31, 2007 were paid by residents from their private resources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

Seniors’ inability to sell real estate may delay their moving into senior living facilities.

Recent housing price declines and reduced home mortgage availability have negatively affected the U.S. housing market, with certain geographic areas experiencing more acute deterioration than others.  This softening U.S. housing market, higher oil prices, stock market volatility, and lower consumer confidence are adversely affecting the overall U.S. economy, with many economists predicting a near-term recession and some predicting a prolonged period with little or no economic growth. These current difficulties may have a negative effect on our revenues or lead to increased reliance on Medicare and Medicaid for our revenues.  Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into our senior living communities or finance their stays at our facilities with private resources.

The nature of our business exposes us to litigation risks. As a result, our insurance costs have increased and may continue to increase, and we self insure a large portion of our litigation risks.

                The nature of our business exposes us to litigation, and we are subject to lawsuits in the ordinary course of our business. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other operating companies. Today, some lawyers and law firms specialize in bringing litigation against senior living companies. As a result of this litigation and potential litigation, our cost of liability insurance has increased during the past few years. Medical liability insurance reform has become a topic of political debate and some states have enacted legislation to limit future liability awards. However, if such reforms are not generally adopted, we expect our insurance costs may continue to increase. To reduce costs, we self insure a significant amount of our litigation liability risks. Although our reserves for liability self insurance have been determined with guidance from third party professionals, our reserves may prove inadequate. Increasing liability insurance costs and increasing self insurance reserves may materially negatively affect our results of operations or make those results less consistent.

Our business is subject to extensive regulation which increases our costs and may result in losses.

               Licensing and Medicare and Medicaid laws require operators of senior living communities and rehabilitation hospitals to comply with extensive standards governing operations. There are also various laws prohibiting fraud and abuse by senior living and rehabilitation hospital operators, including civil and criminal laws that prohibit false claims for Medicare and Medicaid coverage and that regulate patient referrals. In recent years, the federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti-fraud investigations. When quality of care deficiencies are identified or improper billing is uncovered, various sanctions may be imposed, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, governmental oversight or loss of licensure. Our communities incur sanctions and penalties from time to time. As a result of this extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance and billing procedures, and we expect these costs may continue to increase. Also, if we become subject to additional regulatory sanctions at any of our existing facilities, or as a result of purchasing facilities with prior deficiencies which we are unable to correct or resolve, our business may be adversely affected and we might experience financial losses.

Our growth strategy may not succeed.

                Since our spin off from Senior Housing on December 31, 2001, we have grown rapidly through acquisitions.  Our business plan includes acquiring additional senior living communities and possibly additional pharmacies and rehabilitation hospitals.  Our growth strategy involves risks, including the following:

•                  we may be unable to locate senior living communities, pharmacies or rehabilitation hospitals that receive a large percentage of their revenues from private resources;

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

•                  to the extent we incur acquisition debt or leases, our operating leverage may increase and, to the extent we issue additional equity to fund our acquisitions, our shareholders’ percentage of ownership will be diluted; and

•                  combining our present operations with newly acquired operations may disrupt operations or cost more than anticipated.

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

                When we acquire new communities, we sometimes see a decline in community occupancy and it may take a period of time for us to stabilize acquired community operations.  Our efforts to restore occupancy or stabilize acquired communities’ operations may not be successful.  In addition, we cannot provide any assurance that we will not experience a decline in occupancy at the rehabilitation hospitals we recently began to operate.  Although we have expanded our pharmacy businesses, we have recently reclassified two parts of our pharmacy business as discontinued because we do not believe we can successfully operate those parts of this business.  Rehabilitation hospitals and pharmacies are businesses with which we have limited experience, and our initiatives in these areas may not be successful.

Increases in our labor costs may have a material adverse effect on us.

                Wages and employee benefits represent approximately 43% of our 2007 total operating costs.  We compete with other operators of senior living communities and rehabilitation hospitals with respect to attracting and retaining qualified personnel responsible for the day to day operations of each of our communities. A shortage of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, we have to compete for lesser skilled workers with numerous other employers.  Further, when we acquire new facilities, we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employment statistics recently published by the government indicate a tight job market, despite the prospects for a general economic slowing. Historically, such statistics have sometimes foretold increased wage pressures and we may experience such wage pressures.  For example, recent wage increases in Connecticut made our previous operations in that state unprofitable. Employee benefits costs, including employee health insurance and workers compensation insurance costs, have materially increased in recent years. To help control these costs, we partially self insure our workers compensation insurance and fully self insure our employee health insurance. Although our self insurance reserves have been determined with guidance from third party professionals, our reserves may be inadequate. Increasing employee health and workers compensation insurance costs and increasing self insurance reserves for labor related insurance may materially negatively affect our earnings. No assurance can be given that our labor costs will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Our business requires us to make significant capital expenditures to maintain and improve our facilities.

                Our communities sometimes require significant expenditures to address ongoing required maintenance and to make them attractive to residents.  Physical characteristics of senior living communities and rehabilitation hospitals are mandated by various governmental authorities; changes in these regulations may require us to make significant expenditures.  In addition, we often are required to make significant capital expenditures when we acquire new facilities.  Our available financial resources may be insufficient to fund these expenditures.  In addition to capital expenditures we are making at some of our senior living communities, we expect that we will need to make certain capital expenditures at the rehabilitation hospitals we recently began to operate, which could be significant.  Senior Housing has historically provided most of the capital we need to improve the properties we lease from them.  However, whenever Senior Housing provides such capital, our rent increases and we may be unable to pay the increased rent without experiencing losses.

Our business is highly competitive and we may be unable to operate profitably.

                We compete with numerous other companies that provide senior living and rehabilitation hospital services, including home healthcare companies and other real estate based service providers. Historically, nursing homes and rehabilitation hospitals have been somewhat protected from competition by state laws requiring certificates of need to develop new communities; however, these barriers have been eliminated in many states. Also, there are fewer barriers to competition for home healthcare or for independent and assisted living services. Growth in the availability of nursing home alternatives, including assisted living communities, has had and may in the future have the effect of reducing the occupancy or profitability at nursing homes, including those we operate. Many of our existing competitors are larger and have greater financial resources than us. Some of our competitors are not for profit entities which have large endowments which allow them to operate without the financial pressures which we face.  We cannot provide any assurances that we will be able to attract a sufficient number of residents to our communities or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully or to operate profitably.

We are subject to possible conflicts of interest; we have engaged in, and expect to continue to engage in, transactions with related parties.

Our business is subject to possible conflicts of interest as follows:

•                  as of December 31, 2007, we leased from Senior Housing 142 of the 161 senior living communities that we operated and our two rehabilitation hospitals for total annual rent of approximately $118.3 million and $10.6 million, respectively;

•                  Reit Management & Research LLC, or RMR, is the manager of Senior Housing, we purchase various management services from RMR and a subsidiary of RMR leases office space to us;

•                  our Chief Executive Officer, Evrett W. Benton, and our Chief Financial Officer, Bruce J. Mackey Jr., are also part-time employees of RMR, our managing directors, Barry M. Portnoy and Gerard M. Martin, are directors of RMR, Mr. Portnoy is a managing trustee of Senior Housing and Mr. Portnoy also is the majority beneficial owner and the chairman of RMR; and

•                  under our shared services agreement with RMR, in the event of a conflict between Senior Housing and us, RMR may act on behalf of Senior Housing rather than on our behalf.

                On December 31, 2001, Senior Housing distributed substantially all of its ownership of our shares to its shareholders. Simultaneously with the spin off, we entered into agreements with Senior Housing and RMR which, among other things, limit ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of Senior Housing as a real estate investment trust and limit our ability to acquire real estate of types which are owned by Senior Housing or other real estate investment trusts managed by RMR. As a result of these agreements, our leases with Senior Housing and our shared services agreement with RMR, Senior Housing, RMR and their respective affiliates have significant roles in our business and we do not anticipate any changes to those roles in the future. We believe our affiliations with Senior Housing and RMR have been and will be beneficial to us.  Although we do not believe the potential conflicts have adversely affected, or will adversely affect, our business, not everyone may agree with our position.

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

We may be unable to access the capital necessary to repay debts or to grow.

We are currently funding our operations and growth strategy through a combination of capital market offerings, cash generated from operations, cash on hand, expanded leases with Senior Housing and borrowings.  Our  business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable cost to repay debts or fund new investments. This ability and cost, in turn, is subject to credit market volatility.   Recently there has been a tightening of liquidity in debt capital markets.  This tightening has had, and may have, at least two consequences to us:

•                  First, a part of our cash balances have been historically invested in auction rate securities, or ARS.  Historically we have had the option to liquidate these investments whenever the interest rate reset auctions close, usually every 35 days or less.  After successful auctions in January 2008, starting in February 2008 the scheduled interest rate reset auctions for these ARS have failed and through March 4, 2008 we have not had the option to liquidate our holdings for approximately $63.4 million of our ARS investments.  The securities we hold are highly rated and issued by entities which operate student loan programs pursuant to the Federal Family Education Loan Program.  As a result of these failed auctions, the interest we earn on these investments has increased. However, at this time we do not know when we may be able to sell these securities or the price at which they may be sold.  At this time, we continue to hold approximately an additional $11.5 million of similar ARS where reset auctions are scheduled to occur in the future, and we are unable to predict whether these auctions, or future auctions for the ARS where auctions have failed, will be successfully completed.

•                  Second, our outstanding debt securities are not rated by any generally recognized rating agencies.  If our debt obligations were rated we do not believe they would achieve investment grade ratings.  We believe that, during periods of tightened liquidity in debt capital markets, borrowings by unrated, or less than investment grade rated, companies like us may be difficult to obtain and increasingly expensive.  We do not expect the current market conditions to adversely affect our existing $40 million revolving credit facility which we renewed in June 2007.  However, if the current market conditions persist, we believe we may experience difficulty to renew this credit facility when it expires in 2009 and that our costs of any such renewal may be higher than the costs we incurred to put the current facility in effect and to borrow under it.  Also, so long as the current market conditions persist, we may be unable to increase our borrowings on terms which are similar to our historical terms or on any terms.

If we are unable to liquidate our holdings of ARS or to access additional borrowings on reasonable terms as a result of a long term continuation of the current debt capital market conditions or for other reasons, our business and financial results may be materially adversely affected.

RISKS RELATED TO OUR NOTES AND COMMON SHARES

The Notes we issued in October 2006, will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

The Notes we issued in October 2006 are issued by our parent company and certain of our subsidiaries.  We are a holding company and conduct substantially all of our operations through subsidiaries. Consequently, our ability to pay debt service on the Notes will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our Notes are effectively subordinated to liabilities of our non-guarantor subsidiaries.  Certain of our subsidiaries guarantee our obligations under the Notes and those subsidiaries and additional subsidiaries guarantee our obligations under our revolving credit facility.  In addition, as of December 31, 2007, our non-guarantor subsidiaries had approximately $16.0 million of secured indebtedness outstanding, and may add additional secured indebtedness that would effectively rank senior to the outstanding Notes, and any new notes we may issue.  The Notes are unsecured and, as such, effectively subordinated to our secured debt.  In addition, non-guarantor subsidiaries have substantial additional obligations, including trade payables and lease obligations, to which the Notes are and will be effectively subordinated.

Our right to receive assets of any of our subsidiaries upon its liquidation or reorganization will be structurally subordinated to the claims of our subsidiaries’ creditors, except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinated to any security interests in the assets of such subsidiaries and any indebtedness of our subsidiaries that is senior to that held by us. In the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we and the subsidiaries that guarantee our outstanding Notes, or any new notes we may issue, may not have sufficient assets to pay amounts due on any or all such notes.

We may be required to prepay our debts at the option of Note holders or upon a change of control.

In certain change of control circumstances or if our common shares are no longer traded on a national securities exchange or on an established over the counter market in the United States, holders of our outstanding Notes may have the right to require us to purchase their Notes at their principal amount plus accrued interest.  Holders of these Notes also have the right to require us to purchase for cash all or a portion of their Notes on each of October 15, 2013, October 15, 2016 and October 15, 2021; however, we may not have sufficient financial resources at those times to pay the repurchase price and our then existing indebtedness could restrict or prohibit the repurchase.  Any notes we may issue in the future may have similar or even more onerous terms.

If we redeem the Notes before maturity, our Note holders may be unable to reinvest proceeds at the same or a higher rate.

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

Although our outstanding Notes are traded in the Private Offerings, Resale and Trading through Automated Linkages, or PORTAL, Market of the National Association of Securities Dealers, Inc., these Notes are not listed on any securities exchange.  We can provide no assurance that an active trading market for these Notes will exist in the future.  Also the limited liquidity of the trading market for our existing Notes, or any notes we may issue in the future, and the market price quoted for such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for the senior living industry generally.

Increased leverage may harm our financial condition and results of operations.

Our total consolidated long term debt as of December 31, 2007 was approximately $142.3 million and represented approximately 62% of our total book capitalization as of that date.  In addition to our indebtedness, we have substantial lease and other obligations.  The indenture governing our outstanding Notes does not limit the amount of additional indebtedness, including senior or secured indebtedness, which we can create, incur, assume or guarantee, nor does the indenture limit the amount of indebtedness or other liabilities that our subsidiaries can create, incur, assume or guarantee.

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

Our outstanding Notes are convertible into our common shares in various circumstances.  The initial conversion rate (equivalent to an initial conversion price of $13.00 per common share) is subject to adjustment upon the occurrence of various events, including if we make dividends or distributions on our common shares.  If a holder elects to convert these Notes in connection with a “make whole fundamental change”, as defined in the indenture governing these Notes, that occurs on or prior to October 20, 2011, the conversion rate may be increased by a premium based on the market price of our common shares at the time.  Make whole fundamental changes include certain transactions constituting a change of control, our liquidation, dissolution or similar events.

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

We may issue equity securities in the future for a number of reasons, including to finance our operations and growth strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.  Any issuance of equity securities, including the issuance of shares upon conversion of our outstanding Notes as described above, could dilute the interests of our existing shareholders, and could substantially decrease the trading price of our common shares and of the Notes.  In addition, the price of our common shares could also be affected by possible sales of our common shares by investors who view our outstanding Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity involving both our outstanding Notes and common shares.  This hedging or arbitrage could, in turn, lower the trading price of our outstanding Notes and of our common shares.

We do not intend to pay cash dividends on our common shares in the foreseeable future.

We have never declared or paid any cash dividends on our common shares, and we currently do not anticipate paying any cash dividends in the foreseeable future. Because we do not anticipate paying cash dividends, holders who convert our outstanding Notes into our common shares will not realize a return on their investment unless the trading price of our common shares appreciates.

The price of our common shares has fluctuated, and a number of factors may cause our common share price to decline.

The market price of our common shares has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to, the risks set out in this Annual Report, as well as:

•                  the liquidity of the market for our common shares;

•                  changes in our operating results;

•                  changes from analysts’ expectations; and

•                  general economic and industry trends and conditions.

In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies.  These market fluctuations may also cause the market price of our common shares to decline.  Shareholders may be unable to resell our common shares at or above price at which they purchased our shares.

Item 1B.  Unresolved Staff Comments

                None

Item 2.  Properties

OUR SENIOR LIVING COMMUNITIES

As of December 31, 2007, we operated 161 senior living communities which we have categorized into two groups as follows:

		Type of units					Revenues for	Percent of revenues
Type of community	No. of communities	Indep. living apts.	Assist. living suites	Nursing home beds	Total living units	Occupancy for the year ended Dec. 31, 2007	the year ended Dec. 31, 2007 (in thousands)	from private resources
Independent and assisted living communities	112	5,454	6,330	1,718	13,502	91.1%	$549,622	86%
Skilled nursing facilities	49	66	—	4,338	4,404	87.8%	254,756	23%
Totals:	161	5,520	6,330	6,056	17,906	90.3%	$804,378	66%

Independent and Assisted Living Communities

As of December 31, 2007, we operated 112 independent and assisted living communities.  We lease 95 of these communities from Senior Housing and four of these communities from Health Care Property Investors, or HCPI, and we own the remaining 13 communities.  These communities have 13,502 living units and are located in 24 states.  The following table provides additional information about these communities and their operations as of December 31, 2007:

		Type of units					Revenues for	Percent of revenues
Location	No. of Communities	Indep. living apts.	Assist. living suites	Nursing home beds	Total living units	Occupancy for the year ended Dec. 31, 2007	the year ended Dec. 31, 2007 (in thousands)	from private resources
1. Alabama	6	—	256	—	256	94.9%	$8,185	100%
2. Arizona	4	471	263	196	930	86.2%	36,141	81%
3. California	4	502	140	59	701	88.9%	29,240	92%
4. Delaware	5	336	173	367	876	92.8%	51,900	74%
5. Florida	8	1,229	537	155	1,921	91.3%	67,528	82%
6. Georgia	10	111	475	40	626	93.8%	21,715	97%
7. Illinois	1	110	—	—	110	85.2%	1,803	100%
8. Indiana	1	118	30	74	222	96.4%	13,848	70%
9. Kansas	2	249	30	60	339	96.3%	13,741	83%
10. Kentucky	9	492	281	183	956	94.3%	38,976	85%
11. Massachusetts	1	—	124	—	124	97.3%	7,417	100%
12. Maryland	6	270	331	—	601	95.5%	25,883	100%
13. Mississippi	2	—	129	—	129	74.6%	3,349	100%
14. Missouri	1	119	—	—	119	72.2%	1,980	100%
15. Nebraska	1	—	69	—	69	91.8%	2,258	100%
16. North Carolina	5	—	457	—	457	92.7%	18,771	99%
17. New Jersey	1	211	140	60	411	80.3%	15,117	73%
18. New Mexico	1	114	35	60	209	95.5%	12,169	83%
19. Ohio	1	143	113	60	316	88.6%	16,807	80%
20. Pennsylvania	4	—	426	—	426	86.3%	12,635	100%
21. South Carolina	13	—	630	104	734	94.0%	27,731	88%
22. Tennessee	11	81	572	—	653	92.3%	19,485	100%
23. Texas	5	898	342	300	1,540	90.7%	72,580	81%
24. Virginia	10	—	777	—	777	91.6%	30,363	100%
Totals:	112	5,454	6,330	1,718	13,502	91.1%	$549,622	86%

Skilled Nursing Communities

As of December 31, 2007, we operated 49 skilled nursing communities.  We lease 47 of these communities from Senior Housing and we own the other two communities.  These communities have 4,404 living units and are located in 11 states.  The following table provides additional information about these communities and their operations as of December 31, 2007:

		Type of units					Revenues for	Percent of revenues
Location	No. of communities	Indep. living apts.	Assist. living suites	Nursing home beds	Total living units	Occupancy for the year ended Dec. 31, 2007	the year ended Dec. 31, 2007 (in thousands)	from private resources
1. Arizona	1	—	—	119	119	83.8%	$6,584	19%
2. California	4	—	—	396	396	94.1%	28,805	18%
3. Colorado	7	47	—	774	821	87.3%	50,171	28%
4. Georgia	3	—	—	329	329	94.0%	16,892	6%
5. Iowa	7	19	—	486	505	87.3%	27,765	17%
6. Kansas	1	—	—	58	58	96.5%	2,784	33%
7. Michigan	2	—	—	271	271	89.1%	24,619	17%
8. Missouri	2	—	—	186	186	86.3%	7,669	22%
9. Nebraska	14	—	—	807	807	85.8%	37,352	31%
10. Wisconsin	6	—	—	722	722	87.2%	43,753	24%
11. Wyoming	2	—	—	190	190	78.0%	8,362	27%
Totals:	49	66	—	4,338	4,404	87.8%	$254,756	23%

OUR INPATIENT REHABILITATION HOSPITALS

As of December 31, 2007, we operated two inpatient rehabilitation hospitals that we lease from Senior Housing.  These hospitals are located in Massachusetts.  We commenced operations at these two hospitals on October 1, 2006.  These two hospitals have 321 beds available for inpatient services and provide services at three satellite locations.  In addition, these two hospitals operate 20 affiliated outpatient clinics.  The hospitals had revenues of $102.0 million in the year ended December 31, 2007 and occupancy was 63%.  During the year ended December 31, 2007 approximately 65% of the revenues at these hospitals came from the Medicare program, 4% came from the Medicaid program and the 31% balance came from health insurance companies or other sources.

OUR SENIOR HOUSING LEASES

We have six leases with Senior Housing.  Four of these leases are for 112 skilled nursing facilities and independent and assisted living communities that we operate, one of these leases is for the 30 communities previously managed by SLS that we now operate and one lease is for the two rehabilitation hospitals that we operate.  The following is a summary of the material terms of our leases.  Because it is a summary, it does not contain all of the information that may be important to you.  If you would like more information, you should read the leases which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference.

The following table is a summary of our leases:

	Number of properties	Annual minimum rent as of December 31, 2007	Initial expiration date	Renewal terms

1. Four leases for skilled nursing facilities and independent and assisted living communities (1)	112	$51.7 million	December 31, 2020	One 15-year renewal option.

2. One lease for communities previously managed by SLS	30	66.6 million	December 31, 2017	Two consecutive renewal options for 10 and 5 years (15 years total).

3. One lease for rehabilitation hospitals	2	10.6 million	June 30, 2026	One 20-year renewal option.
Totals	144	$128.9 million

(1)                                  Three of these four leases exist to accommodate mortgage financings in effect at the time Senior Housing acquired the leased properties; we have agreed to combine all four of these leases into one lease when these mortgages are paid.

Percentage rent. All of our senior living community leases with Senior Housing require us to pay additional rent equal to 4% of the amount by which gross revenues of the communities we operate exceed gross revenues in a base year.  Different base years apply to these communities, which is generally set at the first full calendar year after each community is leased.

Operating costs.  Each lease is a so-called “triple-net” lease which requires us to pay all costs incurred in the operation of the properties, including the costs of personnel, services to residents, insurance and real estate and personal property taxes.

Rent during renewal term.  Rent during each renewal term is the same as the minimum rent and percentage rent payable during the initial term.

Licenses.  Our leases require us to obtain, maintain and comply with all applicable permits and licenses necessary to operate the leased properties.

Maintenance and alterations.  We are required to operate continuously and maintain, at our expense, the leased properties in good order and repair, including structural and nonstructural components. We may request Senior Housing to fund amounts needed for repairs and renovations in return for rent adjustments to provide Senior Housing a return on its investment according to formulas. At the end of each lease term, we are required to surrender the leased properties in substantially the same condition as existed on the commencement date of the lease, subject to any permitted alterations and ordinary wear and tear.

Assignment and subletting.  Senior Housing’s consent is generally required for any direct or indirect assignment or sublease of any of the properties.  Also, in the event of any assignment or subletting, we remain liable under the applicable lease.

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

•                  flood insurance, if any property is located in whole or in part in a flood plain;

•                  workers compensation insurance, if required by law; and

•                  such additional insurance as may be generally maintained by companies providing senior living services, including professional and general liability insurance.

Each lease requires that Senior Housing be named as an additional insured under these insurance policies.

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

•                  our failure to pay rent or any money due under the lease when it is due;

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

Financing limitations; security.  Without Senior Housing’s consent we may not incur debt secured by our investments in our tenant subsidiaries. Further, our tenant subsidiaries are prohibited from incurring liabilities other than operating liabilities incurred in the ordinary course of business, liabilities secured by our accounts receivable or purchase money debt. We have pledged 100% of the equity interests of certain of our tenant subsidiaries to Senior Housing and to certain of its lenders, and we may pledge interests in our leases only if the pledge is approved by Senior Housing.

Non economic circumstances.  If we determine that continued operations of one or more properties is not economical, we may negotiate with Senior Housing to close or sell that community, including Senior Housing’s ownership in the property. In the event of such a sale, Senior Housing receives the net proceeds and our rent for the remaining properties in the affected lease is reduced according to formulas.

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

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the AMEX (symbol: FVE). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the AMEX:

	High	Low
2006
First Quarter	$12.10	$7.70
Second Quarter	11.64	9.20
Third Quarter	11.95	8.75
Fourth Quarter	11.25	9.43

2007
First Quarter	12.46	9.60
Second Quarter	11.01	7.28
Third Quarter	8.60	6.07
Fourth Quarter	10.20	7.55

The closing price of our common shares on the AMEX on March 4, 2008, was $6.90 per share.

As of March 4, 2008, there were 3,000 shareholders of record, and we estimate that as of such date there were in excess of 35,300 beneficial owners of our common shares.

We have not paid any dividends in the past and do not expect to pay dividends in the future.

We issued unregistered shares during the fourth quarter as follows: on November 19, 2007, pursuant to our stock option and stock incentive plan, we issued 111,300 shares of common stock, par value $0.01 per share, valued at $8.90 per share (the closing price of our common shares on the AMEX on that day) to certain employees and others who provide services to us.  We issued these grants pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated.  Our comparative results are impacted by community acquisitions and dispositions during the periods shown.  This data should be read in conjunction with, and is qualified in its entirety by reference to, management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Operating data:
Total revenues	$972,924	$815,586	$727,659	$597,824	$545,380
Net income (loss) from continuing operations	26,095	(109,587)	(79,691)	5,181	(5,079)
Net loss from discontinued operations	(2,769)	(7,078)	(4,468)	(1,890)	(2,860)
Net income (loss)	$23,326	$(116,665)	$(84,159)	$3,291	$(7,939)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.82	$(3.83)	$(5.35)	$0.59	$(0.60)
Loss from discontinued operations	(0.08)	(0.25)	(0.30)	(0.22)	(0.34)
Net income (loss)	$0.74	$(4.08)	$(5.65)	$0.37	$(0.94)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.75	$(3.83)	$(5.35)	$0.59	$(0.60)
Loss from discontinued operations	(0.07)	(0.25)	(0.30)	(0.22)	(0.34)
Net income (loss)	$0.68	$(4.08)	$(5.65)	$0.37	$(0.94)
Balance sheet data (as of December 31):
Total assets	$360,454	$366,411	$228,940	$222,985	$147,370
Total indebtedness	142,510	171,271	45,329	42,581	10,436
Other long term obligations	27,259	28,098	24,465	18,065	16,196
Total shareholders’ equity	$86,822	$67,430	$68,804	$95,904	$64,427

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INDUSTRY TRENDS

The senior living industry is experiencing growth as a result of demographic factors.  According to census data, the population in the United States over age 75 is growing much faster than the general population.  A large number of independent and assisted living communities were built in the 1990s.  This development activity caused an excess supply of new, high priced communities.  Longer than projected fill up periods resulted in low occupancy, price discounting and financial distress for many independent and assisted living operators.  Development activity was significantly reduced in the early part of this decade.  We believe that the nationwide supply and demand for these types of facilities is about balanced today.  We believe that the aging of the U.S. population and the almost complete reliance of independent and assisted living services upon revenues from residents’ private resources should mean that these types of facilities can be profitably operated.  However, it appears to us that some investors may be assuming that the improvements in financial results realized at these types of communities during the past few years may continue indefinitely.  The reported sales prices being paid today for some independent and assisted living communities seem to exceed replacement cost, including fill up losses.  We are concerned that new development activity may occur in the near future, and it is currently unclear whether this activity will result in excess or moderate new supply which can be absorbed without adversely affecting existing market conditions in this industry.

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

Rehabilitation hospitals provide intensive medical services, including physical therapy, occupational therapy and speech language services beyond the capability customarily available in skilled nursing facilities.  We believe that if we are successful in our operation of our rehabilitation hospitals, our reputation in the rehabilitation business (including providing outpatient rehabilitation services) will be enhanced.  A reputation for providing high quality rehabilitation services may help create opportunities to acquire additional IRFs or to provide increasing amounts of rehabilitation services at our senior living communities.

Institutional pharmacies provide large quantities of drugs at locations where patients with recurring pharmacy requirements are concentrated.  The business rationale for an institutional pharmacy is to deliver drugs and pharmacy services more efficiently and at lower costs than from expensive retail locations which cater to short term requirements.  The aging of the population and recent pharmacological innovations have created rapidly growing demand for pharmacy drugs and services.  We believe the MPDIMA will also increase the demand for pharmacy products and services by Medicare beneficiaries but may reduce profitability, as the government implements various cost control procedures. We cannot predict the net impact of the MPDIMA at this time.

We earn our senior living revenue primarily by providing housing and services to our senior living residents.  During 2007, approximately 34% of our senior living revenues came from the Medicare and Medicaid programs and 66% of our senior living revenues came from residents’ private resources.  We bill all private pay residents in advance for the housing and services to be provided in the following month.

Our material expenses were:

•                  Wages and benefits – includes wages for our employees working at our senior living communities and wage related expenses such as health insurance, workers compensation insurance and other benefits.

•                  Other operating expenses – includes utilities, housekeeping, dietary, maintenance, marketing, insurance and community level administrative costs at our senior living communities.

•                  Hospital expenses – includes wages and benefits for our hospital based staff and other operating expenses related to our hospital business.

•                  Pharmacy expenses – includes the cost of drugs dispensed to our patients as well as wages and benefits for our pharmacies staff and other operating expenses related to our pharmacy business.

•                  Rent expense – we lease 142 of our 161 senior living communities and two rehabilitation hospitals from Senior Housing and four senior living communities from HCPI.

•                  General and administrative expenses – principally wage related costs for headquarters and regional staff supporting our communities, hospitals and pharmacies.

•                  Depreciation and amortization expense – we incur depreciation expense on buildings and furniture and equipment that we own, and we incur amortization expense on certain identifiable intangible assets related to our pharmacy acquisitions.

•                  Interest and other expenses – primarily includes interest on outstanding debt and amortization of deferred financing costs.

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

We use segment operating profit as an important measure to evaluate our performance and for business decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Year ended December 31, 2007 versus year ended December 31, 2006

The following tables present an overview comparison of our operations for the years ended December 31, 2007 and 2006:

Senior living communities:

	For the years ended December 31,
(dollars in thousands, except per day amounts)	2007	2006	$Variance	Change

Senior living revenue	$809,934	$744,897	$65,037	9%
Senior living wages and benefits	410,447	382,093	28,354	7%
Other senior living operating expenses	202,194	186,396	15,798	8%
Management fees to SLS	—	8,744	(8,744)	-100%
Termination expense for certain SLS management agreements	—	129,913	(129,913)	-100%
Rent expense	118,902	106,781	12,121	11%
Depreciation and amortization	9,386	7,704	1,682	22%
Interest and other expense	1,454	2,768	(1,314)	-47%
Gain on extinguishment of debt	4,491	—	4,491	—
Senior living income from continuing operations	72,042	(79,502)	151,544	191%

No. of communities (end of period)	161	160	—	1
No. of living units (end of period)	17,906	17,935	—	-29
Occupancy	90.3%	90.9%	—	0.6%
Average daily rate	$137	$125	$12	10%
Percent of senior living revenue from Medicare	15%	14%	—	1%
Percent of senior living revenue from Medicaid	19%	19%	—	—
Percent of senior living revenue from private and other sources	66%	67%	—	-1%

Comparable Communities (communities that we operated continuously since January 1, 2006):

	For the years ended December 31,
(dollars in thousands, except per day amounts)	2007	2006	$Variance	Change

Senior living revenue	$772,602	$735,122	$37,480	5%
Senior living community expenses	$581,624	$561,000	$20,624	4%
No. of communities (end of period)	149	149	—	—
No. of living units (end of period)	16,594	16,594	—	—
Occupancy	90.8%	91.1%	—	-0.3%
Average daily rate	$140	$133	$7	5%
Percent of senior living revenue from Medicare	16%	14%	—	2%
Percent of senior living revenue from Medicaid	19%	19%	—	—
Percent of senior living revenue from private and other sources	65%	67%	—	-2%

Rehabilitation hospitals:

	For the years ended December 31,
(dollars in thousands)	2007	2006	$Variance	Change

Hospital revenue	$102,005	$25,494	$76,511	300%
Hospital expenses	92,449	22,954	69,495	303%
Rent expense	10,288	2,475	7,813	316%
Depreciation and amortization	1,085	102	983	964%

Hospital loss from continuing operations	(1,817)	(37)	(1,780)	4,811%

Corporate and Other (1):

	For the years ended December 31,
(dollars in thousands)	2007	2006	$Variance	Change

Pharmacy revenue	$60,985	$45,195	$15,790	35%
Pharmacy expenses	58,012	44,579	13,433	30%
Depreciation and amortization	3,124	2,045	1,079	53%
General and administrative (2)	43,373	33,829	9,544	28%
Interest and other income	6,152	6,806	(654)	-10%
Interest and other expense	5,348	1,596	3,752	235%
Provision for income taxes	1,410	—	1,410	—
Corporate and Other loss from continuing operations	(44,130)	(30,048)	(14,082)	47%

(1)          Corporate and other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2)          General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and third party service expenses.

Consolidated:

	For the years ended December 31,
(dollars in thousands)	2007	2006	$Variance	Change

Summary of revenue:
Senior living revenue	$809,934	$744,897	$65,037	9%
Hospital revenue	102,005	25,494	76,511	300%
Corporate and Other	60,985	45,195	15,790	35%
Total revenue	$972,924	$815,586	$157,338	19%
Summary of income (loss) from continuing operations:
Senior living communities	$72,042	$(79,502)	$151,544	191%
Rehabilitation hospitals	(1,817)	(37)	(1,780)	4,811%
Corporate and Other	(44,130)	(30,048)	(14,082)	47%
Income from continuing operations	$26,095	$(109,587)	$135,682	124%

Year ended December 31, 2007, Compared to year ended December 31, 2006

Senior living communities:

The 9% increase in senior living revenues is due primarily to revenues from the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007 and higher per diem charges to residents, partially offset by a decrease in occupancy. The 5% increase in senior living revenue at the communities that we have operated continuously since January 1, 2006 is due primarily to higher per diem charges to residents, partially offset by a decrease in occupancy.

Our 7% increase in senior living wages and benefits costs is primarily due to wages and benefits at the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007 and wage increases.  The 8% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the operating expenses at the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007,  and increased charges from third parties.  The senior living community expenses for the senior living communities that we have operated continuously since January 1, 2006 have increased by 4%, principally due to wage and benefit increases. Management fees to SLS were eliminated after our termination of the last of our management agreements with SLS in 2006.  The 11% rent expense increase in 2007 over 2006 is due to the communities that we began to lease in 2006, percentage rent payment in 2007 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2006.

The 22% increase in depreciation and amortization for the year ended December 31, 2007 is primarily attributable to our purchase of furniture and fixtures for our communities as well as the one community we acquired in April 2007.

Our interest and other expense decreased by 47% because in February 2007 we prepaid six HUD insured mortgages that were secured by five of our communities.  We recognized a net gain of $3.6 million on extinguishments of these mortgages that consisted of the elimination of $4.3 million of debt premium offset by $725,000 in prepayment penalties.  In April 2007, we prepaid an additional HUD insured mortgage that was secured by one of our communities.  We recognized a net gain of $934,000 on extinguishment of this mortgage that consisted of the elimination of $1.0 million of debt premium offset by $116,000 in prepayment penalties.  This decrease was partially offset by interest we incurred on a $4.6 million HUD insured mortgage that we assumed in connection with the community we acquired in April 2007.

Rehabilitation hospitals:

The increase in hospital revenues, hospital expenses, rent expense and depreciation and amortization expense from our hospitals in 2007 over 2006 is a result of our beginning operations at our hospitals in October 2006.  We are currently experiencing losses from our operation of these rehabilitation hospitals, and we may be unable to operate these hospitals profitably.   The percentage of patients at one of our hospitals who are required to meet certain Medicare criteria increased to 65% on July 1, 2007 and this percentage requirement was scheduled to increase to 65% at the other hospital on January 1, 2008, and to 75% at both of our hospitals in the future.  However, this Medicare requirement has recently been rolled back to 60% for both hospitals for fiscal years starting on and after July 1, 2007.  We believe that we are in compliance with these current Medicare requirements.  Effective for payment units on and after April 1, 2008, Medicare rate increases for these hospitals are set at zero percent for federal fiscal years 2008 and 2009.  We believe the recent roll back may allow us to operate these hospitals profitably, but expect this profit if it occurs to be modest, because of zero Medicare rate increases scheduled for 2008 and 2009.

Corporate and other:

The 35% and 30% in 2007 increase in revenues and expenses, respectively from our pharmacies is primarily the result of our acquiring one pharmacy in each of May 2006 and November 2006.

The 28% increase in general and administrative expenses for the year ended December 31, 2007 over the same period in 2006 results from our acquisition of 11 communities in the third and fourth quarters of 2006, from the communities we began to operate in 2006 that were previously managed for us by SLS and from the rehabilitation hospitals we began to operate in October 2006.

The 53% increase in depreciation and amortization expense for the year ended December 30, 2007 over the same period in 2006 is primarily attributable to increases in assets associated with our pharmacy acquisitions.

Our interest and other income decreased by $654,000, or 10%, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily as a result of a $2.4 million payment from HealthSouth in 2006 to settle numerous transition matters and claims related to our assumption of the operations of the two rehabilitation hospitals, offset by interest income on higher levels of investable cash in 2007 resulting from our Notes offering.

Our interest and other expense increased in 2007 by $3.8 million, due to the issuance of the Notes in October 2006.

For the year ended December 31, 2007, we recognized taxes of $1,410, which includes $1,171 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards and $239 of a deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Discontinued operations:

Loss from discontinued operations for the year ended December 31, 2007 decreased $4.3 million to $2.8 million, compared to a loss of $7.1 million for the year ended December 31, 2006.  The losses in both years are primarily due to operating expenses we incurred as a result of our shutting down operations at two communities in each of 2007 and 2006 and two pharmacies in 2007.  These losses were lower in 2007 because we sold two of the communities which incurred losses in 2006, in 2006.

Year ended December 31, 2006 versus year ended December 31, 2005

The following tables present an overview comparison of our operations for the years ended December 31, 2006 and 2005:

Senior living communities:

	For the years ended December 31,
(dollars in thousands, except per day amounts)	2006	2005	$ Variance	Change

Senior living revenue	$744,897	$698,012	$46,885	7%
Senior living wages and benefits	382,093	356,068	26,025	7%
Other senior living operating expenses	186,396	178,786	7,610	4%
Management fees to SLS	8,744	21,256	(12,512)	-59%
Termination expense for certain SLS management agreements	129,913	86,286	43,627	51%
Impairment of assets	—	1,940	-1,940	-100%
Rent expense	106,781	97,508	9,273	10%
Depreciation and amortization	7,704	5,870	1,834	31%
Interest and other expense	2,768	2,427	341	14%
Senior living income from continuing operations	(79,502)	(52,129)	(27,373)	-53%

No. of communities (end of period)	160	149	—	11
No. of living units (end of period)	17,935	16,618	—	1,317
Occupancy	90.9%	90.1%	—	0.8%
Average daily rate	$125	$128	$(3)	-2%
Percent of senior living revenue from Medicare	14%	15%	—	-1%
Percent of senior living revenue from Medicaid	19%	20%	—	-1%
Percent of senior living revenue from private and other sources	67%	65%	—	2%

Comparable Communities (communities that we operated continuously since January 1, 2005):

	For the years ended December 31,
(dollars in thousands, except per day amounts)	2006	2005	$Variance	Change

Senior living revenue	$709,322	$683,463	$25,859	4%
Senior living community expenses	$536,551	$522,382	$14,169	3%
No. of communities (end of period)	144	144	—	—
No. of living units (end of period)	16,160	16,160	—	—
Occupancy	90.4%	90.4%	—	—
Average daily rate	$133	$128	$5	4%
Percent of senior living revenue from Medicare	14%	15%	—	-1%
Percent of senior living revenue from Medicaid	20%	20%	—	—
Percent of senior living revenue from private and other sources	66%	65%	—	1%

Rehabilitation hospitals:

	For the years ended December 31,
(dollars in thousands)	2006	2005	$ Variance	Change

Hospital revenue	$25,494	$—	$25,494	—
Hospital expenses	22,954	—	22,954	—
Rent expense	2,475	—	2,475	—
Depreciation and amortization	102	—	102	—
Hospital loss from continuing operations	(37)	—	(37)	—

Corporate and Other (1):

	For the years ended December 31,
(dollars in thousands)	2006	2005	$ Variance	Change

Pharmacy revenue	$45,195	$29,647	$15,548	52%
Pharmacy expenses	44,579	28,233	16,346	58%
Depreciation and amortization	2,045	1,093	952	87%
General and administrative (2)	33,829	28,221	5,608	20%
Interest and other income	6,806	1,543	5,263	341%
Interest and other expense	1,596	1,205	391	32%
Provision for income taxes	—	—
Corporate and Other loss from continuing operations	(30,048)	(27,562)	(2,486)	-9%

(1)          Corporate and other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2)          General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses.

Consolidated:

	For the years ended December 31,
(dollars in thousands)	2006	2005	$ Variance	Change

Summary of revenue:
Senior living revenue	$744,897	$698,012	$46,885	7%
Hospital revenue	25,494	—	25,494	—
Corporate and Other	45,195	29,647	15,548	52%
Total revenue	$815,586	$727,659	$87,927	12%
Summary of income (loss) from continuing operations:
Senior living communities	$(79,502)	$(52,129)	$(27,373)	-53%
Rehabilitation hospitals	(37)	—	(37)	—
Corporate and Other	(30,048)	(27,562)	(2,486)	-9%
Income from continuing operations	$(109,587)	$(79,691)	$(29,896)	-38%

Year ended December 31, 2006, Compared to year ended December 31, 2005

Senior living communities:

The 7% increase in senior living revenues is due primarily to revenues from the six communities we acquired in June 2005, the 11 communities we acquired in the third and fourth quarter of 2006, higher per diem charges to residents and a slight increase in occupancy. The 4% increase in senior living revenue at the communities that we have operated continuously since January 1, 2005 is due primarily to higher per diem charges to residents.

Our 7% increase in senior living wages and benefits costs is primarily due to wages and benefits at the six communities we acquired in June 2005, the 11 communities we acquired in the third and fourth quarter of 2006 and wage increases.  The 4% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the six communities we acquired in June 2005, the 11 communities we acquired in the third and fourth quarters of 2006 and increased charges from third parties.  The senior living community expenses for the senior living communities that we have operated continuously since January 1, 2005 have increased by 3%, principally due to wage and benefit increases. Management fees to SLS decreased due to our termination of 12 management agreements in November 2005, one agreement in February 2006, 10 agreements in June 2006 and seven agreements in December 2006.  The 10% rent expense increase is primarily due to the communities that we began to lease in 2005 and 2006 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2005.

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

The 31% increase in depreciation and amortization for the year ended December 31, 2006 over the same period in 2005 is primarily attributable to our purchase of furniture and fixtures for our communities.

Our interest and other expense increased in 2006 by 14% primarily due to the mortgages we assumed in connection with certain acquisitions.

Rehabilitation hospitals:

The increase in hospital revenues, hospital expenses, rent expense and depreciation and amortization expense from our hospitals in 2006 over 2005 is a result of our beginning operations at our hospitals in October 2006.

Corporate and other:

The 52% and 58% increase in revenues and expenses, respectively from our pharmacies is primarily the result of our acquiring one pharmacy in each June 2005, December 2005, May 2006 and November 2006.

The 20% increase in general and administrative expenses for the year ended December 31, 2006 over the same period in 2006 results from the six communities we acquired in June 2005, the 11 communities in the third and fourth quarters of 2006, from the communities we began to operate in 2006 that were previously managed for us by SLS and from the rehabilitation hospitals we began to operate in October 2006.

The 87% increase in depreciation and amortization expense for the year ended December 30, 2006 is primarily attributable to increases in assets associated with our pharmacy acquisitions.

Our interest and other income increased by $5.3 million or 341%, for the year ended December 31, 2006, compared to the year ended December 31, 2005, as a result of a payment from HealthSouth to settle numerous transition matters and claims related to our assumption of the operations of the two rehabilitation hospitals.  The amount of this settlement was approximately $2.4 million.  Interest and other income also increased as a result of higher levels of investable cash and increased yields on our cash and investments.

Our interest and other expense increased by 32%, due to the issuance of the Notes in October 2006.

We did not recognize any federal taxes for the year ended December 31, 2006.

Discontinued operations:

Loss from discontinued operations for the year ended December 31, 2006 increased $2.6 million to $7.1 million, compared to a loss of $4.5 million for the year ended December 31, 2005.  The losses in both years are primarily due to operating expenses we incurred as a result of our shutting down operations at two communities in each of 2005 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

We believe that a combination of our cash on hand, our efforts to increase revenues and contain costs, our ability to borrow on our revolving credit facility and our ability to sell to Senior Housing certain capital improvements made to communities that we lease from Senior Housing will be sufficient to meet our working capital needs, operating expenses, rent payments to Senior Housing, debt service and capital expenditures for the next 12 months and the foreseeable future.

Recent Developments:  Investments

At December 31, 2007, we had $61.8 million invested in ARS, which we classified as current assets and $500,000 in ARS included in our self insurance reserves classified as restricted investments on our balance sheet.  As of February 28, 2008, we have $74.9 million and $500,000 of ARS in these accounts, respectively.  After successful auctions in January 2008, starting in February 2008, as a result of recent changes in the capital markets, auctions affecting approximately $43.3 million of our ARS failed to close on their settlement dates.  We do not know if auctions affecting the balance of our ARS; or future auctions for the ARS securities which have failed, will successfully close on future auction settlement dates.

Our ARS consists primarily of bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  The maturities of our ARS range from 2032 to 2047.  However, historically we have had the option to liquidate our investments in the ARS whenever the interest rates are reset at auctions, usually every 35 days.  All of our ARS were rated “AAA” by at least one nationally recognized debt rating agency when we made these investments, and, to our knowledge, none of these ratings have been reduced.  Pursuant to the terms of our ARS, whenever reset auctions fail to close, the interest payable to us on these ARS increases.  We are presently monitoring developments in the ARS markets together with the broker dealer who has marketed the ARS which we own, but based upon our analysis of impairment factors, we have determined that our ARS are not impaired at this time and that the value of these investments is approximately equal to their carrying value.

The funds which we invested in ARS were funds we were holding to invest in potential acquisitions which we have not yet identified or to satisfy longer term self insurance obligations.  Accordingly, these funds are not needed to fund our current operations and we do not expect that the failure of auctions affecting our ARS holdings to have a material adverse impact upon us, unless the ARS market remains illiquid for an extended period, our ARS’ ratings are reduced and/or the value of these securities declines.  Nonetheless, the current illiquidity of these investments may mean we are unable to take advantage of other investment opportunities which would grow our operating businesses.

Assets and Liabilities

Our total current assets at December 31, 2007 were $186.0 million, compared to $205.8 million at December 31, 2006.  At December 31, 2007 and December 31, 2006, we had cash and cash equivalents of $31.0 million and $46.2 million, respectively.  Our current liabilities were $104.1 million at December 31, 2007, compared to $132.9 million at

December 31, 2006.  The decrease in both current assets and current liabilities is primarily the result of our prepayment of seven mortgages in 2007.

Our Leases with Senior Housing

As of December 31, 2007, we leased 142 senior living communities and two rehabilitation hospitals from Senior Housing under six leases.  Our leases with Senior Housing require us to pay minimum rent of $128.9 million annually and percentage rent for most of senior living communities but not our rehabilitation hospitals. We paid approximately $2.1 million and $1.1 million in percentage rent to Senior Housing for the years ended December 31, 2007 and 2006, respectively.

Upon our request, Senior Housing reimburses our capital expenditures made at the communities we lease from Senior Housing and increases our rent pursuant to contractual formulas.  Senior Housing reimbursed us $47.7 million during the year ended December 31, 2007 for capital expenditures made at these leased communities and increased our annual rent by $4.5 million.

The terms of our leases with Senior Housing contain provisions whereby Senior Housing may cancel our rights under these agreements upon the acquisition by any person or group of more than 9.8% of our voting stock and upon other “change of control” events.  These leases also limit our ability to create, incur, assume or guarantee indebtedness.  As of March 4, 2008, we believe we are in compliance with the terms of our leases with Senior Housing.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.

At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues from senior living services were earned primarily at our 49 nursing homes.  We derived 34% and 33% of our senior living revenues from these programs for the years ended December 31, 2007 and 2006, respectively.

Our net Medicare revenues from services to senior living community residents totaled $124.5 million and $103.7 million for the years ended December 31, 2007 and 2006, respectively.  In October 2007 and 2006, our senior living community Medicare rates increased by approximately 3.6% and 3.3%, respectively, over the prior period. Our net Medicaid revenues from services to senior living community residents totaled $147.1 million and $141.7 million for the years ended December 31, 2007 and 2006, respectively.  The Bush administration and certain members of the Senate and the House of Representatives have proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid funding.  The magnitude of the potential Medicare and Medicaid rate reductions and the impact on us of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations.

We began to operate two rehabilitation hospitals in October 2006.  Approximately 69% and 72% of our revenues from these hospitals came from the Medicare and Medicaid programs for the year ended December 31, 2007 and three months ended December 31, 2006, respectively.  In October 2007, our rehabilitation hospital Medicare rates increased by approximately 3.5% over the prior period.  However, for payment units on and after April 1, 2008, Medicare rate increases for these hospitals are set at zero per cent for federal fiscal years 2008 and 2009.  In May 2004, CMS issued a rule establishing revised Medicare criteria that rehabilitation hospitals are required to meet in order to participate as IRFs in the Medicare program.  As recently amended, the rule requires that for cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of the CMS’s designated medical conditions.  An IRF that fails to meet the requirements of this rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. As of December 31, 2007 and March 4, 2008, we believe we are in compliance with the CMS requirements to remain an IRF.  However, the actual percentage of patients at these hospitals who meet these Medicare requirements may not be or remain as high as we believe or, anticipate or may decline.  Our failure to remain in compliance, if it occurs, will result in our receiving lower Medicare rates than we currently receive at our hospitals.

Termination of SLS Management Agreements

To better understand the results of our ongoing operating business for the years ended December 31, 2006 and 2005 and to enable investors to more readily compare our operating results from those years to prior periods, as well as future years, we believe it may be useful to consider what our results of operations would have been in 2006 and 2007, excluding our termination payments to SLS.  The information in the following chart should not be considered as an alternative to income (loss) from continuing operations or income (loss) from continuing operations per share or any other operating or performance measure established by accounting principles generally accepted in the United States.

	For the year ended December 31,
	2006	2005
Loss from continuing operations	$(109,587)	$(79,691)

Exclude termination expense for certain Sunrise management agreements	129,913	86,286

Income from continuing operations excluding termination charges	$20,326	$6,595

Insurance

Recent increases in the costs of insurance, especially tort liability insurance, workers compensation and employee health insurance, have had an adverse impact upon our results of operations.  Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase re-insurance for claims in excess of the self insurance amounts.  These increased costs may continue in the future.

Acquisitions and Related Financings

Between September and December 2006, we agreed to lease from Senior Housing 11 senior living communities with 1,284 units which Senior Housing acquired from third parties.  Three of these communities are assisted living communities, three are assisted living communities which offer some skilled nursing services, three are only independent living communities and two are continuing care retirement communities which offer independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these 11 communities is $9.0 million per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007.  We added these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter.  Residents pay substantially all of our charges at these communities from their private resources.

In April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5.0 million  We financed the acquisition by assuming a $4.6 million non recourse United States Department of Housing, or HUD, insured mortgage and paying the balance of the purchase price with cash on hand.  The interest rate on the assumed HUD insured mortgage is 7.65%.  Residents pay substantially all of our charges at this community from their private resources.

In January and February 2008, we leased nine senior living communities with 1,032 units which Senior Housing acquired from third parties.  Eight of these communities are assisted living communities (one of which offers some skilled nursing services and one of which offers some independent living services) and one is a continuing care retirement community which offers independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these nine communities is $10.7 million per year, plus future increases calculated as a percentage of the revenue increases for all of these communities after 2009.  We added these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter.  Residents pay a majority of our charges at these communities from their private resources.

We currently intend to lease from Senior Housing 15 additional senior living communities with a total of 772 units which Senior Housing has agreed to purchase from  three unrelated parties.  All of these communities are assisted living communities.  We expect our rent to Senior Housing for these 15 communities to be $11.9 million per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2009.  We intend to add these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter.  Residents pay a majority of our charges at these communities from their private resources.  Senior Housing’s purchase and our lease of these properties are contingent upon further diligence, consent from mortgage lenders and other customary closing conditions.  We can provide no assurance that we will lease these properties.

Pharmacies

Between September 2003 and November 2006, we acquired six institutional pharmacies and one mail order pharmacy located in Wisconsin, Nebraska, California, South Carolina and Virginia.  Our total purchase price for these pharmacies was $15.8 million, including $5.9 million in 2006.

Rehabilitation Hospitals

We commenced operations at our two hospitals on October 1, 2006.  Our lease with Senior Housing for these two hospitals expires on June 30, 2026, with one renewal option for an additional 20 years.  Our rent payable to Senior Housing for these hospitals is $10.6 million per year.

Discontinued Operations

During 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we currently lease.  We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual rent payable to Senior Housing will decrease by 9.5% of the net proceeds of the sale to Senior Housing.  As of December 31, 2007, we have disposed of substantially all of our assets and settled all liabilities related to two senior living communities in Pennsylvania.

In December 2007, we decided to sell our institutional pharmacy located in California and our mail order pharmacy located in Nebraska.  The assets and liabilities related to these two pharmacies that we expect to sell are presented separately in the consolidated balance sheet.

We have reclassified the consolidated statement of operations for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued.  A summary of the operating results of these discontinued operations included in the financial statements for the years ended December 31, 2007 and 2006 is:

	For the years ended December 31,
	2007	2006
Revenues	$12,910	$30,829
Expenses	15,679	37,907
Net loss	$(2,769)	$(7,078)

Equity and Debt Financings

In August and September 2005, we issued 7,750,000 common shares in an underwritten public offering raising net proceeds of $55.6 million.  We used a portion of the proceeds raised in this offering to pay off a $24.0 million first mortgage line of credit with Senior Housing and to reduce amounts outstanding under our revolving credit facility, and we added the remainder to available cash balances.  In April 2006, we issued 11,500,000 common shares in an underwritten public offering raising net proceeds of $114.0 million.  We used a portion of the proceeds raised in this offering to pay $89.8 million in termination fees for 10 SLS management agreements we terminated in June 2006, and we added the remainder to available cash balances.  In October 2006, we issued $126.5 million principal amount of our Notes.  We used the proceeds raised to pay $40.1 million in termination fees for the remaining 20 management agreements with SLS, and we added the remainder to available cash balances. In April 2007, we financed the acquisition of a 48 unit assisted living community located in Tennessee for $5.0 million by assuming a $4.5 million non recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand.  The coupon interest rate on the assumed HUD insured mortgage is 7.65% and its effective market rate is 5.75%.

Contractual Obligations Table

As of December 31, 2007, our contractual obligations were as follows (dollars in thousands):

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$142,510	$200	$375	$447	$141,488
Operating Lease Obligations (2)	1,541,984	130,080	260,160	260,160	891,584
Other Long Term Liabilities Reflected on our Balance Sheet (3)	24,100	—	14,468	5,163	4,469
Total	$1,708,594	$130,280	$275,003	$265,770	$1,037,541

(1)                            Debt Obligations are the amounts due under several HUD insured mortgages as well as our outstanding Notes.

(2)                            Operating Lease Obligations are the minimum lease payments to Senior Housing and HCPI through the lease terms ending between 2014 and 2026.  These amounts do not include percentage rent that may become payable under these leases.

(3)                            Other Long Term Liabilities Reflected on our Balance Sheet are primarily insurance reserves related to workers compensation and professional liability insurance.

Debt Instruments and Covenants

In June 2007, we amended our revolving line of credit. The amendment increased the line from $25.0 million to $40.0 million, extended the termination date to May 8, 2009 and reduced the annual interest charged by 25 basis points. Our revolving line of credit is available for acquisitions, working capital and general business purposes.  The amount we are able to borrow at any time is subject to limitation based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may draw under this credit facility may be increased to $80.0 million. The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of December 31, 2007 and March 4, 2008, no amounts were outstanding under this credit facility.  As of December 31, 2007 and March 4, 2008, we believe we are in compliance with all applicable covenants under this revolving credit facility.

In 2007, we prepaid seven mortgages that were secured by six of our senior living communities.  We paid $28.9 million to retire these seven mortgages, which consisted of approximately $28.0 million in principal and interest and $840,000 in prepayment penalties.  Because we had carried these mortgages at a premium to their face value, we recognized a net gain of $4.5 million in connection with the early extinguishment of debt.

At December 31, 2007, four of our communities remained encumbered by five HUD insured mortgages totaling $16.0.  The weighted average interest rate on these mortgages is 6.6%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from January 2038 to May 2039.  These mortgages contain standard HUD mortgage covenants.  As of December 31, 2007 and March 4, 2008, we believe we are in compliance with all covenants of these mortgages.

In October 2006, we issued $126.5 million principal amount of Notes. Our net proceeds from this issuance were approximately $122.6 million.  These Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment in certain circumstances, is 76.9231 common shares per $1,000 principal amount of notes, which represents an initial conversion price of $13.00 per share.

The Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, starting on April 15, 2007.  The Notes mature on October 15, 2026.  On or after October 20, 2011, we may redeem the Notes, in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the Notes we redeem, plus any accrued and unpaid interest.  On each of October 15, 2013, October 15, 2016 and October 15, 2021, holders of the Notes may require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest.  If a “fundamental change,” as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  A holder that surrenders Notes for conversion in connection with a “make whole fundamental change,” as defined in the indenture governing the Notes, that occurs before October 20, 2011 may in some circumstances be entitled to an increased conversion rate (i.e. a lower per share conversion price).The Notes are guaranteed by certain of our wholly owned subsidiaries.  Our subsidiary guarantors may be released from their obligations under certain circumstances.  As of December 31, 2007 and March 4, 2008, we believe we are in compliance with all covenants of the indenture pursuant to which these Notes were issued.

Off Balance Sheet Arrangements

As of December 31, 2007, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, material joint ventures or partnerships.

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

•                  so long as we are a tenant of Senior Housing, we will not permit nor take any action that, in the reasonable judgment of Senior Housing, might jeopardize the tax status of Senior Housing as a REIT;

•                  Senior Housing has the option, upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events affecting us, as defined, to cancel all of our rights under the leases we have with Senior Housing; and

•                  so long as we have a shared services agreement with RMR we will not acquire or finance any real estate without first giving Senior Housing or any other publicly owned REIT or other entity managed by RMR, the opportunity to acquire or finance real estate investments of the type in which Senior Housing or any other publicly owned REIT or other entity managed by RMR, respectively, invests.

At the time of our spin off from Senior Housing, all of the persons serving as our directors were trustees of Senior Housing.  One of our managing directors, Mr. Portnoy, is currently a managing trustee of Senior Housing.

Of the 161 senior living communities we operated on December 31, 2007, 142 are leased from Senior Housing for total annual rent of $118.3 million.  In addition, we also lease our two rehabilitation hospitals from Senior Housing for a total minimum rent of $10.6 million.

Since January 1, 2007, we have entered into several transactions with Senior Housing, including:

•                  In March 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we lease from Senior Housing.  We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual rent payable to Senior Housing will decrease by 9.5% of the net proceeds of the sale to Senior Housing in accordance with the terms of the lease.

•                  During 2007, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, approximately $47.7 million of improvements made to properties leased from Senior Housing, and, as a result, our annual rent payable to Senior Housing increased by approximately $4.5 million.

•                  In January and February 2008, we leased nine senior living communities with 1,032 units which Senior Housing acquired from third parties.  Eight of these communities are assisted living communities (one of which offers some skilled nursing services and one of which offers some independent living services) and one is a continuing care retirement community which offers independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these nine communities is $10.7 million per year, plus future increases calculated as a percentage of the revenue increases for all of these communities after 2009.  We added these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter.  Residents pay a majority of our charges at these communities from their private resources.

•                  We currently intend to lease from Senior Housing 15 additional senior living communities with a total of 772 units which Senior Housing has agreed to purchase from three unrelated parties.  All of these communities are assisted living communities.  We expect our rent to Senior Housing for these 15 communities to be $11.9 million per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2009.  We intend to add these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter.  Residents pay a majority of our charges at these communities from their private resources.  Senior Housing’s purchase and our lease of these properties are contingent upon further diligence, consent from mortgage lenders and other customary closing conditions.  We can provide no assurance that we will lease these properties.

RMR provides certain management and administrative services to us under a shared services agreement. RMR is compensated at an annual rate equal to 0.6% of our total revenues. Aggregate fees earned by RMR for services during 2007, 2006 and 2005, were $6.1 million, $4.9 million and $4.7 million, respectively.  RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services.  Our audit committee appoints our director of internal audit, and our compensation committee approves his salary.  Our compensation committee also approves the costs we pay with respect to our internal audit function.  Our share of RMR’s costs in providing that function for the years ended 2007, 2006 and 2005 was $169,000, $173,000 and $106,938, respectively.  The fact that RMR has responsibilities to other entities, including our most significant landlord, Senior Housing, could create conflicts; and in the event of such conflicts between Senior Housing and us, our shared services agreement with RMR allows RMR to act on behalf of Senior Housing rather than on our behalf.  RMR is beneficially owned by Messrs. Barry M. Portnoy, one of our managing directors, and his son, Adam D. Portnoy, who is President and Chief Executive Officer and a director of RMR and a managing trustee of Senior Housing.  Messrs. Barry Portnoy and Gerard Martin, our managing directors, are directors of RMR.

Our Chief Executive Officer and Chief Financial Officer are also officers and employees of RMR. These officers devote a substantial majority of their business time to our affairs and the remainder to RMR’s business which is separate from our business. We believe the compensation we paid to these officers reasonably reflects their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division.

RMR is the owner of the buildings in which our corporate headquarters is located.  This lease expires in 2011. We recorded rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2007, 2006 and 2005 of $1.3 million, $938,000 and $711,000, respectively.  This lease has been amended at various times to take into account our needs for increasing space and all amendments to this lease have been approved by our independent directors.

One of our hospitals’ outpatient clinics leases space from HRPT Properties Trust, or HRPT, a REIT managed by RMR.  We recorded rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2007 and 2006 of $52,275 and $8,388, respectively.

In December 2006, we began leasing space for a regional office in Atlanta, Georgia from HRPT.  This lease expires in 2011.  We recorded rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2007 and 2006 of $61,000 and $5,000, respectively.

We believe that all our transactions with related parties are on reasonable commercial terms.  We also believe that our relationship with Senior Housing and RMR benefits us and, in fact, provide us competitive advantages in operating and growing our businesses.  Moreover, all transactions between us and related parties, including Senior Housing and RMR, are approved by our independent directors.

Critical Accounting Policies

Our critical accounting policies concern revenue recognition, our assessment of the net realizable value of our accounts receivable, the realizable value of long term assets, accounting for long term care contracts, accounting for business combinations, our assessment of reserves related to our self insurance programs and our evaluation of impairment factors affecting our ARS.

Our revenue recognition policies involve judgments about Medicare and Medicaid rate calculations.  These judgments are based principally upon our experience with these programs and our knowledge of current rules and regulations applicable to these programs.  We recognize revenues when services are provided and these amounts are reported at their estimated net realizable amounts.  Some Medicare and Medicaid revenues are subject to audit and retroactive adjustment, and sometimes retroactive legislative changes.

Our policies for valuing accounts receivable involve significant judgments based upon our experience, including consideration of the age of the receivables, the terms of the agreements with our residents, their third party payors or other obligors, the residents or payors stated intent to pay, the residents or payors financial capacity and other factors which may include litigation or rate and payment appeal proceedings.

We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our long lived assets.  If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value.  We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected discounted cash flows of properties using standard industry valuation techniques.  This process requires that estimates be made and errors in our judgments or estimates could have a material effect on our financial statements.

At one of our communities, we offer continuing care contracts under which residents may pay admission fees in exchange for reduced charges during their occupancy.  These fees may be refundable or non-refundable, or partially refundable and partially non-refundable.  We record these fees as obligations on our balance sheet and amortize the non-refundable amounts into revenue over the actuarially determined remaining lives of the individual residents which are the expected periods of occupancy.  Actuarially determined remaining lives are estimates based upon general demographic samplings and averages.  Our decision to amortize the non-refundable fees over actuarially determined lives is based upon our estimates that these residents will remain at our facilities for that period.  The actual remaining lives and the actual period of occupancy of the individual residents who pay the non-refundable fees may differ materially from these estimates.  In the future, if we find that such differences are material, we may change the actuarial tables which we use and we may change our estimates that these residents will remain at our facilities for these periods; and these changes could have a material impact upon our financial statements.

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

We recently evaluated our ARS to determine if they have been impaired and we expect to do so regularly hereafter.  If there is an indication that the carrying value of our ARS is less than its estimated fair value, we would record a loss in our consolidated statement of operations.  We determine the estimated fair value of our ARS by reviewing the ratings of the securities we hold.  We also review any guarantors of our ARS, if applicable.  Some of our judgments and estimates are based upon published industry statistics and in some cases third party professionals and any errors in our estimates or judgments could have a material effect on our financial statements.

In the future we may need to revise the judgments, estimates and assessments we use to formulate our critical accounting policies to incorporate information which is not now known.  We cannot predict the effect changes to these premises underlying our critical accounting policies may have on our future results of operations, although such changes could be material and adverse.

Recently Announced Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards “Fair Value Measurements”, or SFAS 157.  SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 will be effective beginning with the first quarter of 2008.  We do not expect the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115”, or SFAS 159.  SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings.  Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or when an event triggers a new basis of accounting for an existing asset or liability.  SFAS 159 will be effective beginning with the first quarter of 2008.  We do not expect at this time to elect to re-measure any of our existing financial assets or liabilities under the provisions of SFAS 159.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2006.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

 Changes in market interest rates also affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10%, the market value of our $142.5 million mortgage debt and Notes outstanding on December 31, 2007 would decline by about $5.2 million; and, similarly, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $142.5 million mortgage debt and Notes outstanding on December 31, 2007, would increase by about $5.6 million

Our revolving credit facility bears interest at floating rates and matures in May 2008.  As of December 31, 2007 and March 4, 2008, no amounts were outstanding under this credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility requires annual interest at LIBOR plus 125 basis points.  Accordingly, we are vulnerable to changes in U.S. dollar based short term, interest rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $40.0 million were drawn under our credit facility and interest rates decreased or increased by 1% per annum, our interest expense would decrease or increase by $400,000 per year, or $0.01 per share, based on currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework . Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2007 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

We have a code of business conduct and ethics that applies to all our representatives, including our officers and directors.  Our code of business conduct and ethics is posted on our website, www.fivestarqualitycare.com.  A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy.  We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant options and common shares to our officers, directors, employees and other individuals who render services to us, subject to vesting requirements under our 2001 Stock Option and Stock Incentive Plan, as amended, or the Plan.  In addition, each of our directors receives 4,000 shares per year as part of his or her annual compensation for serving as a director and such shares may be awarded under the Plan.  The terms of grants made under the Plan are determined by our board of directors or a committee thereof at the time of the grant.  The following table is as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	2,509,490	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	2,509,490

 (1) Pursuant to the terms of the Plan, in no event shall the number of shares issued exceed 3,000,000.

The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions and Director Independence

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

10.1†	2001 Stock Option and Stock Incentive Plan of the Company, as amended. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2006.)
10.2†#	Form of Restricted Share Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.3†#	Representative Indemnification Agreement. (Filed herewith.)
10.4†	Summary of Director Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2006.)
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

10.19

Ninth Amendment to Second Amended and Restated Lease Agreement, dated as of November 1, 2006, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.20

Tenth Amendment to Second Amended and Restated Lease Agreement, dated as of November 6, 2006, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.21

Eleventh Amendment to Second Amended and Restated Lease Agreement, dated as of December 22, 2006, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.22

Twelfth Amendment to Second Amended and Restated Lease Agreement, dated as of January 1, 2007, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.23

Thirteenth Amendment to Second Amended and Restated Lease Agreement, dated as of January 4, 2008, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.24

Fourteenth Amendment to Second Amended and Restated Lease Agreement, dated as of February 7, 2008, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.25

Fifteenth Amendment to Second Amended and Restated Lease Agreement, dated as of February 17, 2008, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.26	Guaranty Agreement, dated as of December 31, 2001, made by the Company, as Guarantor, for the benefit of the Landlord under the Second Amended and Restated Master Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant, as amended. (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 31, 2001.)

10.27

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

10.28

First Amendment to Security Agreement, dated as of April 19, 2004, by and among Five Star Quality Care Trust and the Landlord under the Second Amended and Restated Master Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.29

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

10.30

Guaranty Agreement, dated as of October 25, 2002, made by the Company, as Guarantor, for the benefit of SNH CHS Properties Trust and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.31

Guaranty Agreement, dated as of October 25, 2002, made by Five Star Quality Care-MD, LLC, Five Star Quality Care-NC, LLC and Five Star Quality Care-VA, LLC, as Guarantors, for the benefit of SNH CHS Properties Trust. (Incorporated by reference to the Company’s Report on Form 10-K for the year ended December 31, 2002.)

10.32

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

10.37

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

10.40

Partial Termination and Confirmation of Guarantees and Other Incidental Documents, dated as of November 1, 2006, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.41

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of November 6, 2006, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.42

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of December 22, 2006, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.43

Confirmation of Guarantees and Confirmation and Amendment of Other Incidental Documents, dated as of January 1, 2007, by and among the Company, certain affiliates of the Company and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.44

Amended Master Lease Agreement, dated as of January 11, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant. (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8-K dated December 31, 2001.)

10.45

First Amendment to Amended Master Lease Agreement, dated as of October 1, 2002, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.46

Second Amendment to Amended Master Lease Agreement, dated as of March 1, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, collectively as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 .)

10.47

Letter Agreement, dated as of March 13, 2006, by and among Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, collectively as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.48

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

10.49

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

10.50

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

10.51

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

10.53

Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

10.54

Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

10.55

Amended and Restated Master Lease Agreement, dated as of October 1, 2006, by and among HRES1 Properties Trust, as landlord, and FS Patriot LLC and FS Commonwealth LLC, jointly and severally as tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.56

Amended and Restated Guaranty Agreement, dated as of October 1, 2006, by the Company for the benefit of Senior Housing Properties Trust and HRES1 Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.57

Amended and Restated Security Agreement, dated as of October 1, 2006, between FS Patriot LLC and FS Commonwealth LLC, as tenant, and HRES1 Properties Trust, as secured party. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.58

Amended and Restated Pledge Agreement, dated as of October 1, 2006, by FSQ, Inc. for the benefit of HRES1 Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.59

Credit and Security Agreement, dated as of May 9, 2005, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2005.)

10.60

First Amendment to Credit and Security Agreement, dated as of July 22, 2005, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 23, 2005.)

10.61

Second Amendment to Credit and Security Agreement, dated as of August 15, 2005, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 23, 2005.)

10.62

Third Amendment to Credit and Security Agreement, dated as of July 11, 2006, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 17, 2006.)

10.63

Fourth Amendment to Credit and Security Agreement, dated as of October 11, 2006, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 11, 2006.)

10.64

Fifth Amendment to Credit and Security Agreement, dated as of June 18, 2007, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 20, 2007.)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

We have audited the accompanying consolidated balance sheets of Five Star Quality Care, Inc., as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Five Star Quality Care, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Boston, Massachusetts
February 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

We have audited Five Star Quality Care, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Five Star Quality Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Five Star Quality Care Inc.’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Five Star Quality Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Five Star Quality Care, Inc. and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2008

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$30,999	$46,241
Accounts receivable, net of allowance of $4,836 and $5,005 at December 31, 2007 and 2006, respectively	58,803	67,791
Prepaid expenses	9,041	16,112
Investment securities:
Investment in trading securities	61,800	46,100
Investment in available for sale securities	7,455	4,334
Restricted cash	3,655	7,968
Restricted investments	3,946	2,448
Other current assets	7,140	14,766
Assets of discontinued operations	3,178	—
Total current assets	186,017	205,760

Property and equipment, net	131,705	114,898
Restricted cash	2,568	8,560
Restricted investments	10,375	6,262
Goodwill and other intangible assets	21,877	22,611
Other long term assets	7,912	8,320
	$360,454	$366,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,135	$22,805
Accrued expenses	15,222	13,540
Accrued compensation and benefits	30,103	24,503
Due to Senior Housing Properties Trust (“Senior Housing”)	11,242	9,988
Mortgage notes payable	200	33,317
Accrued real estate taxes	7,352	6,035
Security deposit liability	13,361	15,097
Other current liabilities	7,229	7,644
Liabilities of discontinued operations	219	—
Total current liabilities	104,063	132,929

Long term liabilities:
Mortgage notes payable	15,810	11,454
Convertible senior notes	126,500	126,500
Continuing care contracts	3,159	3,649
Other long term liabilities	24,100	24,449
Total long term liabilities	169,569	166,052
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 50,000,000 shares authorized, 31,818,144 and 31,682,134 shares issued and outstanding at December 31, 2007 and 2006, respectively	318	316
Additional paid-in capital	286,734	286,344
Accumulated deficit	(196,109)	(219,435)
Unrealized (loss) gain on investments	(4,121)	205
Total shareholders’ equity	86,822	67,430
	$360,454	$366,411

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2007	2006	2005

Revenues:
Senior living revenue	$809,934	$744,897	$698,012
Hospital revenue	102,005	25,494	—
Pharmacy revenue	60,985	45,195	29,647
Total revenues	972,924	815,586	727,659

Operating expenses:
Senior living wages and benefits	410,447	382,093	356,068
Other senior living operating expenses	202,194	186,396	178,786
Hospital expenses	92,449	22,954	—
Pharmacy expenses	58,012	44,579	28,233
Management fee to Sunrise Senior Living Services, Inc. (“SLS”)	—	8,744	21,256
Termination expense for SLS management agreements	—	129,913	86,286
Rent expense	129,190	109,256	97,508
General and administrative	43,373	33,829	28,221
Depreciation and amortization	13,595	9,851	6,963
Impairment of assets	—	—	1,940
Total operating expenses	949,260	927,615	805,261

Operating income (loss)	23,664	(112,029)	(77,602)
Interest and other income	6,152	6,806	1,543
Interest and other expense	(6,802)	(4,364)	(3,632)
Gain on extinguishment of debt	4,491	—	—

Income (loss) from continuing operations before income taxes	27,505	(109,587)	(79,691)
Provision for income taxes	1,410	—	—
Income (loss) from continuing operations	26,095	(109,587)	(79,691)

Loss from discontinued operations	(2,769)	(7,078)	(4,468)

Net income (loss)	$23,326	$(116,665)	$(84,159)

Weighted average shares outstanding - basic	31,710	28,605	14,879

Weighted average shares outstanding - diluted	41,441	28,605	14,879

Basic income (loss) per share from:
Continuing operations	$0.82	$(3.83)	$(5.35)
Discontinued operations	(0.08)	(0.25)	(0.30)
Net income (loss) per share	$0.74	$(4.08)	$(5.65)

Diluted income (loss) per share from:
Continuing operations	$0.75	$(3.83)	$(5.35)
Discontinued operations	(0.07)	(0.25)	(0.30)
Net income (loss) per share	$0.68	$(4.08)	$(5.65)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)

			Additional		Gain (Loss)
	Number of	Common	Paid-in	Accumulated	on
	Shares	Stock	Capital	Deficit	Investments	Total
Balance at December 31, 2004	12,096,634	$121	$114,434	$(18,611)	$(40)	$95,904

Comprehensive income:
Net loss	—	—	—	(84,159)	—	(84,159)
Unrealized loss on investments	—	—	—	—	(139)	(139)
Total comprehensive income	—	—	—	(84,159)	(139)	(84,298)

Stock grants	84,300	1	584	—	—	585
Issuance of stock, pursuant to equity offering	7,880,000	79	56,534	—	—	56,613

Balance at December 31, 2005	20,060,934	201	171,552	(102,770)	(179)	68,804

Comprehensive income:
Net loss	—	—	—	(116,665)	—	(116,665)
Unrealized gain on investments	—	—	—	—	384	384
Total comprehensive income	—	—	—	(116,665)	384	(116,281)

Stock grants	121,200	1	1,276	—	—	1,277
Issuance of stock, pursuant to equity offering	11,500,000	114	113,516	—	—	113,630

Balance at December 31, 2006	31,682,134	316	286,344	(219,435)	205	67,430

Comprehensive income:
Net income	—	—	—	23,326	—	23,326
Unrealized loss on investments	—	—	—	—	(4,326)	(4,326)
Total comprehensive income	—	—	—	23,326	(4,326)	19,000

Stock grants	136,010	2	390	—	—	392

Balance at December 31, 2007	31,818,144	$318	$286,734	$(196,109)	$(4,121)	$86,822

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	For the year ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,326	$(116,665)	$(84,159)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	13,595	9,851	6,963
Gain on extinguishment of debt	(4,491)	—	—
Impairment of assets	—	—	1,940
Loss from discontinued operations	(2,769)	(7,078)	(4,468)
Provision for losses on receivables, net	(169)	(1,119)	845
Changes in assets and liabilities:
Accounts receivable	9,157	(20,232)	(8,234)
Prepaid expenses and other assets	15,751	(16,334)	(280)
Investment securities	(18,821)	(49,802)	(632)
Accounts payable and accrued expenses	(1,988)	11,142	1,185
Accrued compensation and benefits	5,600	2,256	4,075
Due to Senior Housing	1,254	1,329	698
Due (from) to SLS	—	(7,185)	6,876
Other current and long term liabilities	(1,673)	5,159	13,835
Cash provided by (used in) operating activities	38,772	(188,678)	(61,356)

Net cash (provided by) used in discontinued operations	(190)	7,078	4,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Withdrawals from (deposits into) restricted cash and investment accounts, net	760	(926)	(10,050)
Acquisition of property and equipment	(73,423)	(51,134)	(105,473)
Acquisition of pharmacies, net of cash acquired	—	(5,968)	(4,880)
Proceeds from sales of property and equipment	—	—	80,678
Proceeds from disposition of property and equipment held for sale	47,668	23,729	15,470
Withdrawals from restricted cash for purchases of property and equipment	—	4,531	8,614
Cash used in investing activities	(24,995)	(29,768)	(15,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	115,291	56,613
Proceeds from borrowings on revolving credit facility	—	38,000	32,000
Repayments of borrowings on revolving credit facility	—	(38,000)	(32,000)
Proceeds from first mortgage line of credit	—	—	24,000
Repayments of first mortgage line of credit	—	—	(24,000)
Proceeds from convertible senior notes payable	—	126,500	—
Proceeds from mortgage note payable	—	—	3,485
Repayments of mortgage notes payable	(28,829)	(558)	(737)
Cash (used in) provided by financing activities	(28,829)	241,233	59,361

Change in cash and cash equivalents	(15,242)	29,865	(12,775)
Cash and cash equivalents at beginning of year	46,241	16,376	29,151
Cash and cash equivalents at end of year	$30,999	$46,241	$16,376

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,852	$2,702	$2,634

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	392	1,277	585
Real estate acquisition	5,025	—	—
Assumption of mortgage note payable	4,559	—	—

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1. Organization and Business

We were organized in 2000 as a wholly owned subsidiary of Senior Housing Properties Trust, or Senior Housing.  On December 31, 2001, Senior Housing distributed substantially all of our common shares to its shareholders.  Concurrent with our spin-off, we entered into agreements with Senior Housing and others to establish our initial capitalization and other matters.

As of December 31, 2007, we operated 161 senior living communities with 17,906 living units, including 112 primarily independent and assisted living communities with 13,502 living units and 49 nursing homes with 4,404 living units.  Of our 112 primarily independent and assisted living communities, we leased 95 communities with 12,237 living units from Senior Housing, our former parent, and we owned or leased from parties other than Senior Housing 17 communities with 1,265 living units.  We leased 47 of our 49 nursing homes from Senior Housing.  Our 161 communities included 5,520 independent living apartments, 6,330 assisted living suites and 6,056 skilled nursing units.  As of December 31, 2007, we also operated five institutional pharmacies, and two rehabilitation hospitals that we leased from Senior Housing.  Our two rehabilitation hospitals had 321 beds available for inpatient services, three satellite locations, and 20 affiliated outpatient clinics.

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

Cash and cash equivalents.  Cash and cash equivalents, consisting of money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Investment securities.   Investments securities are held principally for resale in the near term.  These investments are classified as trading and are carried at fair value, with changes in fair value recorded in earnings.  Trading investments at December 31, 2007 consist of auction rate securities, or ARS.  Interest and dividends are included in net interest income.  In 2007 and 2006, these investments generated interest income of $3,634 and $330, respectively (see Note 19).

Securities not classified as trading are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  Available for sale investments at December 31, 2007 and 2006 consisted of corporate bonds, preferred securities and variable rate demand obligations.  At December 31, 2007, these investments had a fair value of $7,455 and an unrealized holding loss of $1,501.  At December 31, 2006, these investments had a fair value of $4,334 and an unrealized holding gain of $213

Restricted cash.  Restricted cash as of December 31, 2007 and 2006 includes cash that we deposited as security for letters of credit which secure obligations arising from our self insurance programs and other amounts for which we are required to establish escrows, including: Florida regulatory requirements; real estate taxes and capital expenditures as required by our mortgages; resident security deposits; and other regulatory requirements.

	2007		2006
	Current	Long term	Current	Long term

Insurance reserves	$780	$2,050	$3,043	$7,786
Florida regulatory requirements	—	518	—	518
Real estate taxes and capital expenditures as required by our mortgages	1,375	—	2,870	—
Resident security deposits	1,500	—	2,055	—
Other regulatory requirements	—	—	—	256
Total	$3,655	$2,568	$7,968	$8,560

Restricted investments.  Our captive insurance companies hold investments consisting of corporate bonds and variable rate demand obligations that may be used to pay claims under our self insurance programs.  These investments are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  The unrealized loss on investments shown on the consolidated balance sheet represents the difference between the market value of these investments calculated by using quoted market prices on the date they were acquired and on December 31, 2007.  At December 31, 2007, these investments had a fair value of $14,321 and an unrealized loss of $2,620.  At December 31, 2006, these investments had a fair value of $8,710 and an unrealized loss of $8.

Accounts receivable and allowance for doubtful accounts.  We record accounts receivable at their estimated net realizable value.  We estimate allowances for uncollectible amounts and contractual allowances for our rehabilitation hospitals based upon factors which include, but are not limited to: the age of the receivable and the terms of the agreements; the residents’, patients’ or third party payors’ stated intent to pay; their financial capacity to pay; and other factors which may include likelihood and cost of litigation.  Accounts receivable allowances are estimates.  We periodically review and revise these estimates based on new information and these revisions may be material.

During 2007, 2006 and 2005, we increased our allowance for doubtful accounts by $4,865, $4,165 and $3,950, respectively, and wrote off accounts receivable of $4,994, $5,284 and $3,104, respectively.

Included in accounts receivable as of December 31, 2007 and 2006 are amounts due from the Federal Government Medicare program of $18,910 and $32,586, respectively, and amounts due from various state Medicaid programs of $13,684 and $15,576, respectively.

Deferred finance costs.  We capitalize issuance costs related to borrowings and amortize the deferred costs over the terms of the respective loans.  Our unamortized balance of deferred finance costs was $4,685 and $4,897 at December 31, 2007 and 2006, respectively.  Accumulated amortization related to deferred finance costs was $358 and $526 at December 31, 2007 and 2006, respectively.  At December 31, 2007, the weighted average amortization period remaining is approximately 20 years.  The amortization expenses to be incurred during the next five years as of December 31, 2007 are $279 in 2008 and $234 in each of 2009, 2010, 2011 and 2012.

Property and equipment.  Property and equipment is stated at cost.  We record depreciation on property and equipment on a straight line basis over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements and up to seven years for personal property.  We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our long lived assets.  If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value.  We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected discounted cash flows of properties using standard industry valuation techniques.

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

Self insurance.  We self insure up to certain limits for workers compensation and professional liability.  Claims in excess of these limits are insured by third party insurance providers up to contractual limits, over which we are self insured.  We fully self insure all health related claims for our covered employees.  We accrue the estimated cost of self insured amounts based on projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported incidents and expected changes in premiums for insurance provided by third party insurers whose policies provide for retroactive adjustments.  We periodically adjust these estimates based upon our claims experience, recommendations from our professional consultants, changes in market conditions and other factors; such adjustments may be material.

Continuing care contracts.  Residents at one of our communities may enter into continuing care contracts.  We offer two forms of continuing care contracts to new residents at this community.  One form of contract provides that 10% of the resident admission fee becomes non-refundable upon occupancy, and the remaining 90% becomes non-refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months.  The second form of contract provides that 30% of the resident admission fee is non-refundable upon occupancy and 70% is refundable.  Three other forms of continuing care contracts are in effect for existing residents but are not offered to new residents.  One historical form of contract provides that the resident admission fee is 10% non-refundable upon occupancy and 90% refundable.  A second historical form of contract provides that the resident admission fee is 100% refundable.  A third historical form of contract provides that the resident admission fee is 1% refundable and 99% non-refundable upon admission.  In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident.  We pay refunds of our admission fees when residents relocate from our communities.  We report the refundable amount of these admission fees as current liabilities and the nonrefundable amount as deferred revenue, a portion of which is classified as a current liability.  Portions of the refundable payments are included in restricted cash in our consolidated balance sheet.  The refundable admission fees as of December 31, 2007 and 2006 were $9,486 and $10,575, respectively.

Convertible senior notes.  In October 2006, we issued $126,500 principal amount of 3.75% convertible senior notes, or the Notes, (see Note 10).  Holders of these Notes may convert their Notes into shares of our common stock subject to prior maturity, redemption or repurchase. On or after October 20, 2011, we have the option to redeem the Notes at a redemption price equal to 100% of the principal amount of the Notes, plus accrued but unpaid interest. On each of October 15, 2013, 2016 and 2021, Note holders may require that we purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes, plus accrued but unpaid interest.  A holder that surrenders the Notes for conversion in connection with a make whole fundamental change that occurs before October 20, 2011 may in certain circumstances be entitled to an increased conversion rate, or the Make Whole Payment.

Leases.  On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a capital lease or an operating lease.  None of our leases have met any of the criteria to be classified as a capital lease under SFAS 13, “Accounting for Leases”, and, therefore, we have accounted for all of our leases as operating leases.

Income taxes.  We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes”, or SFAS 109.  Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized (see Note 6).

We pay franchise taxes in certain states in which we have operations.  We have included franchise taxes in general and administrative and other operating expenses in our consolidated statement of operations.

Fair value of financial instruments.  Our financial instruments are limited to cash and cash equivalents, trading securities, securities held for sale, accounts receivable, accounts payable, the refundable portion of continuing care contracts, mortgage notes receivable and payable and our Notes.  Except for our Notes as of December 31, 2007, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2007 and 2006.  As of December 31, 2007, our carrying value for the Notes is $126,500 and the fair value is $115,684.  We estimate the fair values using discounted cash flow analysis and current prevailing interest rates.

Revenue recognition.  Our revenues are derived primarily from services to residents and patients at our senior living communities and hospitals.  We record revenues when services are provided.  Some of our services are provided with the expectation of payment from governments or other third party payors.  We derived approximately 34%, 33% and 35% of our senior living revenues in 2007, 2006 and 2005, respectively, from payments under federal and state medical assistance programs.  For the year ended December 31, 2007 and the three months ended December 31, 2006, approximately 69% and 72%, respectively, of our hospital revenues were received from these programs.  Revenues under some of these programs are subject to audit and retroactive adjustment.

Medicare revenues from residents totaled $124,528, $103,735 and $105,033 during 2007, 2006 and 2005, respectively.  Medicaid revenues from residents totaled $147,104, $141,661 and $136,963 during 2007, 2006 and 2005, respectively.  Medicare and Medicaid revenues from our hospitals were $70,235 and $19,291 for the year ended December 31, 2007 and the three months ended December 31, 2006, respectively.  Both the Federal Government and some of the states in which we operate are considering plans to reduce Medicare and Medicaid funding, or to stop or reduce the projected increases in such funding.  We cannot estimate the magnitude of potential Medicaid and Medicare rate reductions but it may be material.  Medicaid and Medicare rates reductions or a failure of such program to increase rates to match our increasing costs, if they occur, may have a negative impact in our revenues, may decrease our net income and may cause us to incur losses.

Per common share amounts.  We computed earnings (loss) per share, or EPS, for the years ended December 31, 2007, 2006 and 2005, using the weighted average number of shares outstanding during each year.  Diluted EPS reflects the potential dilution that could occur if our Notes were converted into our common shares and where such conversion would result in a lower EPS amount.

Reclassifications.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.  Material changes are limited to reclassifying accrued benefits out of other current liabilities and reclassifying available for sale securities out of investments in trading securities.  These reclassifications had no effect on net income (loss) or shareholders’ equity.

Recently issued Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards “Fair Value Measurements”, or SFAS 157.  SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 will be effective beginning with the first quarter of 2008.  We do not expect the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115”, or SFAS 159.  SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings.  Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or when an event triggers a new basis of accounting for an existing asset or liability.  SFAS 159 will be effective beginning with the first quarter of 2008, and we do not expect at this time to elect to re-measure any of our existing financial assets or liabilities under the provisions of SFAS 159.

3.  Property and Equipment

Property and equipment, at cost, as of December 31, 2007 and 2006, consists of:

	2007	2006

Land	$7,196	$6,685
Buildings and improvements	99,945	82,293
Furniture, fixtures and equipment	55,660	46,685
	162,801	135,663
Accumulated depreciation	(31,096)	(20,765)
	$131,705	$114,898

As of December 31, 2007 and 2006, we had assets classified as held for sale included in our property and equipment of $25,222 and $15,266, respectively. These assets include improvements acquired at properties leased from Senior Housing that we intend to sell to Senior Housing as permitted by our leases.

4.  Financial data by segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.  In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and nursing homes.  Our rehabilitation hospital segment provides inpatient health rehabilitation services at two hospital locations and three satellite locations and outpatient health rehabilitation services at 20 locations.  We do not consider our pharmacy operations to be a material, separately reportable segment of our business but we report our pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States.

We use segment operating profit as an important measure to evaluate our performance and for decision making purposes.  Segment operating profit excludes interest and other income, interest and other expense and certain corporate expenses.

Our revenues by segment and a reconciliation of segment operating profit to income from continuing operations before income taxes for the year ended December 31, 2007 and 2006 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and other (1)	Total
Year ended December 31, 2007
Revenues	$809,934	$102,005	$60,985	$972,924
Segment expenses:
Operating expenses	612,641	92,449	58,012	763,102
Rent expense	118,902	10,288	—	129,190
Depreciation and amortization	9,386	1,085	3,124	13,595
Total segment expenses	740,929	103,822	61,136	905,887

Segment operating profit (loss)	69,005	(1,817)	(151)	67,037
General and administrative expenses (2)	—	—	(43,373)	(43,373)
Operating income (loss)	69,005	(1,817)	(43,524)	23,664
Interest and other income	—	—	6,152	6,152
Interest and other expense	(1,454)	—	(5,348)	(6,802)
Gain on extinguishment of debt	4,491	—	—	4,491
Provision for income taxes	—	—	(1,410)	(1,410)
Income (loss) from continuing operations	$72,042	$(1,817)	$(44,130)	$26,095

Total Assets as of December 31, 2007	$236,910	$20,620	$102,924	$360,454

Year ended December 31, 2006
Revenues	$744,897	$25,494	$45,195	$815,586
Segment expenses:
Operating expenses	568,489	22,954	44,579	636,022
Management fee to SLS	8,744	—	—	8,744
Termination expense for certain SLS management agreements	129,913	—	—	129,913

Rent expense	106,781	2,475	—	109,256
Depreciation and amortization	7,704	102	2,045	9,851
Total segment expenses	821,631	25,531	46,624	893,786

Segment operating profit (loss)	(76,734)	(37)	(1,429)	(78,200)
General and administrative expenses (2)	—	—	(33,829)	(33,829)
Operating income (loss)	(76,734)	(37)	(35,258)	(112,029)
Interest and other income	—	—	6,806	6,806
Interest and other expense	(2,768)	—	(1,596)	(4,364)
Income (loss) from continuing operations	$(79,502)	$(37)	$(30,048)	$(109,587)

Total Assets as of December 31, 2006	$253,000	$20,115	$93,296	$366,411

(1) Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business and income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses affecting home office activities.

5.  Goodwill and Other Intangible Assets

During 2007 and 2006, we recorded $233 and $3,663, respectively, of acquired goodwill related to our pharmacy acquisitions (see Note 13).  As of December 31, 2007 and 2006, we had goodwill of $16,659 and $16,893, respectively.

During 2007 and 2006, we recorded $812 and $1,344, respectively, of intangible assets that related to customer relationships we acquired in connection with our pharmacy acquisitions. These intangible assets are subject to amortization.  As of December 31, 2007 and 2006, the unamortized balance of intangible assets was $5,218 and $5,269, respectively.  At December 31, 2007, the weighted average amortization period remaining is approximately 15 years.  We amortize intangible assets using the straight-line method over the useful lives of the assets commencing on the date of acquisition.  Amortization expense associated with customer agreements totaled $478, $380 and $219 in 2007, 2006 and 2005, respectively. Accumulated amortization was $1,145 and $716 at December 31, 2007 and 2006, respectively.  Amortization expense is estimated to be approximately $438 in 2008, $362 in each of 2009, 2010, 2011 and 2012.

6.  Income Taxes

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

As required, we adopted FIN 48 effective January 1, 2007 and have concluded the effect is not material to our consolidated financial statements.  Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.  At the date of adoption and through December 31, 2007, we had $785 in unrecognized tax benefits which, if recognized, would favorably affect our effective tax rate.  We do not believe that our unrecognized tax benefits will change significantly prior to December 31, 2008.

Because we have historically reported losses, we do not currently recognize the benefit of all of our deferred tax assets, including $183,374 of tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  When we believe that we will more likely than not recover our deferred tax assets, we will record deferred tax assets as an income tax benefit in the consolidated statement of operations, which will affect our results of operations.  Our net operating loss carry forwards, which begin to expire in 2023 if unused, are subject to audit and adjustments by the Internal Revenue Service.Significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2006, are as follows:

	2007	2006
Deferred tax assets:
Continuing care contracts	$2,146	$2,324
Allowance for doubtful accounts	1,959	2,197
Deferred gains on sale lease-back transactions	2,695	2,578
Insurance reserves	3,761	4,040
Tax credits	2,432	1,547
Tax loss carry forwards (including SLS termination expense)	73,912	81,714
Other	1,072	799
Total deferred tax asset before valuation allowance	87,977	95,199
Valuation allowance:	(84,550)	(91,884)
	3,427	3,315
Deferred tax liabilities:
Depreciable assets	(745)	(656)
Lease expense	(1,971)	(2,271)
Goodwill	(710)	(433)
Other	(240)	45
Total	(3,666)	(3,315)

Net deferred tax liability:	$(239)	$—

For the year ended December 31, 2007, we recognized tax expenses of $1,410.  Tax expense includes $1,171 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards.  Tax expense also includes $239, related to a non cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.  We may recognize this deferred tax liability as a reduction in the income tax provision if, in some future period, we expense the related items of goodwill for book purposes as the result of its sale, other disposition or impairment.

The principal reasons for the difference between our effective tax (benefit) rate and the U.S. Federal statutory income tax (benefit) rate are as follows:

	For the years ended December 31,
	2007	2006	2005

Taxes at statutory U.S. federal income tax rate	35.0%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	7.7%	(5.2)%	(5.2)%
Tax credits	(2.3)%	(0.1)%	(0.3)%
Alternative Minimum Tax	1.5%	0.0%	0.0%
Change in federal statutory rate	0.0%	0.0%	(0.2)%
Change in valuation allowance	(29.3)%	40.4%	41.7%
Other differences, net	(6.6)%	(0.1)%	(1.0)%
Effective tax rate	6.0%	0.0%	0.0%

7.  Earnings Per Share

Basic EPS for the year ended December 31, 2007, 2006 and 2005 is computed using the weighted average number of shares outstanding during the periods.  Diluted EPS for the period ended December 31, 2007 reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The effect the Notes have on loss from discontinued operations per share is anti-dilutive for the year ended December 31, 2007.

The following table provides a reconciliation of net income and the number of common shares used in the computations of diluted EPS:

	Year ended December 31,
	2007			2006			2005
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$26,095	31,710	$0.82	$(109,587)	28,605	$(3.83)	$(79,691)	14,879	$(5.35)
Effect of the Notes	4,960	9,731	—	—	—		—	—
Diluted earnings (loss) from continuing operations	31,055	41,441	$0.75	(109,587)	28,605	$(3.83)	(79,691)	14,879	$(5.35)

Diluted loss from discontinued operations	$(2,769)	41,441	$(0.07)	$(7,078)	28,605	$(0.25)	$(4,468)	14,879	$(0.30)

8.  Line of Credit

In June 2007, we amended our revolving line of credit.  The amendment increased the line from $25,000 to $40,000, extended the termination date to May 8, 2009 and reduced the interest rate by 25 basis points. Our revolving line of credit is available for acquisitions, working capital and general business purposes. The amount we are able to borrow at any time is subject to limitation based upon qualifying collateral. We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may draw under this credit facility may be increased to $80,000.  The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions.  As of December 31, 2007 and March 4, 2008, no amounts were outstanding under this credit facility.  As of December 31, 2007 and March 4, 2008 we believe we are in compliance with all applicable covenants under this revolving credit facility.  Interest expense and other associated costs related to this facility and our prior revolving credit facility were $388, $205 and $167 for the years ended December 31, 2007, 2006 and 2005, respectively.

9.  Mortgages Payable

               At December 31, 2007, four of our communities were encumbered by five United States Department of Housing, or HUD, insured mortgages totaling $16,010.  These mortgages contain standard HUD mortgage covenants. We recorded mortgage premiums in connection with some of these HUD mortgages in order to record assumed mortgages at their estimated fair value. The mortgage premiums are being amortized as a reduction of interest expense until the maturity of the mortgages.

In 2007, we prepaid seven mortgages that were secured by six of our senior living communities.  We paid $28,867 to retire these six mortgages, which consisted of approximately $28,027 in principal and interest and $840 in prepayment penalties.  Because we had carried these mortgages at a premium to their face value, we recognized a net gain of $4,491 in connection with the early extinguishment of debt.

As discussed in Note 13, in April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5,025.  We financed the acquisition by assuming a $4,559 non recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand.  The interest rate on the assumed HUD insured mortgage is 7.65%.

Mortgage interest expense, net of premium amortization, was $1,204 and $2,768 for the years ended December 31, 2007 and 2006, respectively.  Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require HUD approval.

The following table is a summary of the mortgage notes payable as of December 31, 2007:

					Principal	Fair Value	Total Mortgage
	Cash		Effective		Balance as of	Premium as of	Payable as of
	Interest		Interest	Monthly	December 31,	December 31,	December 31,
Maturity Date	Rate		Rate	Payment	2007	2007	2007
May 2039	5.55%		5.55%	$27	$4,830	$—	$4,830
January 2038	8.00%		5.60%	10	1,337	371	1,708
June 2035	5.25%		5.25%	19	3,357	—	3,357
June 2043	7.65%		5.75%	31	4,544	17	4,561
November 2037	8.45%		5.60%	9	1,165	389	1,554

	6.55	% (1)		$96	$15,233	$777	$16,010

(1) Weighted average interest rate

Principal payments due under the terms of these five mortgages are as follows:

2008	$160
2009	170
2010	181
2011	192
2012	199
Thereafter	14,331
$15,233

10.  Convertible Senior Notes due 2026

In October 2006, we issued $126,500 principal amount of our Notes pursuant to an indenture which contains various customary covenants.  Our net proceeds from this offering were approximately $122,600. The Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share.  A holder that surrenders Notes for conversion in connection with a “make-whole fundamental change”, as defined in the indenture governing the Notes, that occurs before October 20, 2011 may in some circumstances be entitled to an increased conversion rate.

These Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, starting on April 15, 2007.  The Notes mature on October 15, 2026.  On or after October 20, 2011, we may redeem the Notes, in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the Notes we redeem, plus any accrued and unpaid interest.  On each of October 15, 2013, October 15, 2016 and October 15, 2021, holders of these Notes may require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  Interest expense and other associated costs related to the Notes was $4,960 and $1,391 for the years ended December 31, 2007 and 2006, respectively.  The Notes are guaranteed by certain of our wholly owned subsidiaries (see Note 17).  Our subsidiary guarantors may be released from their obligations under certain circumstances.  As of December 31, 2007 and March 4, 2008, we believe we are in compliance with all applicable covenants of this indenture.

11.  Leases

As of December 31, 2007, we leased 142 communities and two hospitals under six non-cancelable leases with Senior Housing, and leased four communities under a lease with Healthcare Property Investors, Inc., or HCPI.  These leases are “triple-net” leases which require that we pay for all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintain the communities and indemnify the landlord for any liability which may arise from its ownership during the lease term.

Our leases with Senior Housing for our 142 senior living communities require us to pay additional rent equal to 4% of the amount by which gross revenues of the communities we operate exceed gross revenues in a base year.  We paid approximately $2,114 and $1,137 in percentage rent to Senior Housing for the years ended December 31, 2007 and 2006, respectively.

Senior Housing has agreed to fund amounts that we request for renovations and improvements to communities and hospitals we lease from them in return for rent increases according to formulas in the leases.  In 2007 and 2006, Senior Housing funded $47,668 and $23,729, respectively, for renovations and improvements to some of our communities and hospitals.  As a result and in accordance with our leases, our annual rent to Senior Housing as of December 31, 2007 and 2006 increased by $4,532 and $2,340, respectively.

The following table is a summary of our leases:

	Number of properties	Annual minimum rent as of December 31, 2007	Initial expiration date	Renewal terms

1. Four Senior Housing leases for skilled nursing facilities and independent and assisted living communities (1)	112	$51,748	December 31, 2020	One 15-year renewal option.

2. One Senior Housing lease for communities previously operated by SLS	30	66,552	December 31, 2017	Two consecutive renewal options for 10 and 5 years (15 years total.	)

3. One Senior Housing lease for rehabilitation hospitals	2	10,597	June 30, 2026	One 20-year renewal option.

4. One HCPI lease	4	1,183	June 30, 2014	Two 10-year renewal options.

Totals	148	$130,080

(1)           Three of these four leases exist to accommodate mortgage financings in affect at the time Senior Housing acquired the leased properties; we have agreed to combine all four of these leases into one lease when these mortgages are paid.

The future minimum rents required by our leases as of December 31, 2007, are as follows:

2008	$130,080
2009	130,080
2010	130,080
2011	130,080
2012	130,080
Thereafter	891,584
$1,541,984

12.   Shareholders’ Equity

In April 2006, we issued 11,500,000 common shares in an underwritten public offering raising proceeds, net of underwriting commissions and other costs, of $113,630.

We issued 136,010 and 121,200 common shares in 2007 and 2006, respectively to our directors, officers and others who provide services to us.  We valued the shares at the average price of our common shares on the American Stock Exchange on the dates of issue, or $1,182 in 2007, based on an $8.78 weighted average share price and $1,277 in 2006, based on a $10.53 weighted average share price.  Shares issued to directors vest immediately; shares issued to our officers and others vest over three to five years and are recognized in our statement of operations ratably.  As of December 31, 2007, 2,509,490 of our common shares remain available for issuance under our 2001 Stock Option and Stock Incentive Plan.

13.   Acquisitions

In May 2006, we purchased a pharmacy in South Carolina for approximately $3,600.  In November 2006, we purchased another pharmacy located in Virginia for approximately $2,300.  We allocated the purchase prices of these pharmacies to working capital assets, customer relationships and goodwill based on the fair value of the assets acquired and liabilities assumed.

In April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5,025.  We financed the acquisition by assuming a $4,559 non recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand.  The interest rate on the assumed HUD insured mortgage is 7.65%. All of this community’s revenues come from residents’ private resources.  We acquired this community to expand our business in high quality senior living operations where residents pay for our services with private resources.  We allocated the purchase price of this community to land, building and equipment.

We accounted for each of these acquisitions using the purchase method of accounting, and we have included the results of operations of these acquisitions in our consolidated statement of operations from the dates of acquisition.

14.   Discontinued Operations

During 2005, we ceased operations at one assisted living community in Los Angeles, California, and one skilled nursing community in Milwaukee, Wisconsin.  We leased these communities from Senior Housing.  Senior Housing sold the assisted living community located in California in December 2005 for net proceeds of approximately $2,600, which caused a $260 reduction in the annual rent we pay to Senior Housing.  Senior Housing sold the skilled nursing community located in Wisconsin in December 2006 for net proceeds of approximately $1,300, which caused a $130 reduction in the annual rent we pay to Senior Housing.

During 2006, we ceased operations at two skilled nursing facilities located in Connecticut that we leased from Senior Housing.  Senior Housing sold these facilities in November 2006 for net proceeds of approximately $5,600, which caused a $559 reduction in the annual rent we pay to Senior Housing.

In March 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania which we lease from Senior Housing.  We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual rent payable to Senior Housing will decrease by 9.5% of the net proceeds of the sale to Senior Housing in accordance with the terms of the lease. In December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska.

As of December 31, 2007, we have disposed of substantially all of our assets and liabilities related to the communities where we have ceased operations. The assets and liabilities related to our two pharmacies that we expect to sell are presented separately in the consolidated balance sheet. We have reclassified the consolidated statement of operations for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued. Below is a summary of the operating results of these discontinued operations included in the financial statements for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Revenues	$12,910	$30,829	$37,600
Expenses	15,679	37,907	42,068
Net loss	$(2,769)	$(7,078)	$(4,468)

15. Related Person Transactions

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

•      so long as we are a tenant of Senior Housing, we will not permit nor take any action that, in the reasonable judgment of Senior Housing, might jeopardize the tax status of Senior Housing as a REIT;

•      Senior Housing has the option, upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events affecting us, as defined, to cancel all of our rights under the leases we have with Senior Housing; and

•      so long as we have a shared services agreement with Reit Management & Research, or RMR, we will not acquire or finance any real estate without first giving Senior Housing or any other publicly owned REIT or other entity managed by RMR, the opportunity to acquire or finance real estate investments of the type in which Senior Housing or any other publicly owned REIT or other entity managed by RMR, respectively, invests.

At the time of our spin off from Senior Housing, all of the persons serving as our directors were trustees of Senior Housing. One of our managing directors, Mr. Portnoy, is currently a managing trustee of Senior Housing.

Of the 161 senior living communities we operated on December 31, 2007, 142 are leased from Senior Housing for total annual rent of $118,300. We also lease our two rehabilitation hospitals from Senior Housing for total annual rent of approximately $10,597.

Since January 1, 2007, we have entered into several transactions with Senior Housing, including:

•      In March 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we lease from Senior Housing.  We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual rent payable to Senior Housing will decrease by 9.5% of the net proceeds of the sale to Senior Housing in accordance with the terms of the lease.

•      During 2007, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, approximately $47,668 of improvements made to properties leased from Senior Housing, and, as a result, our annual rent payable to Senior Housing increased by approximately $4,532.

•      In January and February 2008, we leased nine senior living communities with 1,032 units which Senior Housing acquired from third parties. Eight of these communities are assisted living communities (one of which offers some skilled nursing services and one of which offers some independent living services) and one is a continuing care retirement community which offers independent living, assisted living and skilled nursing services. Our rent payable to Senior Housing for these nine communities is $10.7 million per year, plus future increases calculated as a percentage of the revenue increases for all of these communities after 2009. We added these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter. Residents pay a majority of our charges at these communities from their private resources.

•      We currently intend to lease from Senior Housing 15 additional senior living communities with a total of 772 units which Senior Housing has agreed to purchase from three unrelated parties. These communities are assisted living communities. We expect our rent payable to Senior Housing for these 15 communities to be $11.9 million per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2009. We intend to add these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter. Residents pay a majority of our charges at these communities from their private resources. Senior Housing’s purchase and our lease of these properties are contingent upon further diligence, obtaining mortgage lenders’ consents and other customary closing conditions. We can provide no assurance that we will lease these properties.

RMR provides certain management and administrative services to us under a shared services agreement. RMR is compensated at an annual rate equal to 0.6% of our total revenues. Aggregate fees earned by RMR for services during 2007, 2006 and 2005, were $6,052, $4,857 and $4,663, respectively. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary. Our compensation committee also approves the costs we pay with respect to our internal audit function. Our share of RMR’s costs in providing that function for the years ended 2007, 2006 and 2005 was $169, $173 and $107, respectively. The fact that RMR has responsibilities to other entities, including our most significant landlord, Senior Housing, could create conflicts; and in the event of such conflicts between Senior Housing and us, our shared services agreement with RMR allows RMR to act on behalf of Senior Housing rather than on our behalf. RMR is beneficially owned by Messrs. Barry M. Portnoy, one of our managing directors, and his son, Adam D. Portnoy, who is President and Chief Executive Officer and a director of RMR and a managing trustee of Senior Housing. Messrs. Barry Portnoy and Gerard Martin, our managing directors, are directors of RMR.

Our Chief Executive Officer and Chief Financial Officer are also officers and employees of RMR. These officers devote a substantial majority of their business time to our affairs and the remainder to RMR’s business which is separate from our business. We believe the compensation we paid to these officers reasonably reflects their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division.

RMR is the owner of the buildings in which our corporate headquarters is located. This lease expires in 2011. We recorded rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2007, 2006 and 2005 of $1,332, $938 and $711, respectively. This lease has been amended at various times to take into account our needs for increasing space and all amendments to this lease have been approved by our independent directors.

One of our rehabilitation hospitals’ outpatient clinics leases space from HRPT Properties Trust, or HRPT, a REIT managed by RMR. We recorded rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2007 and 2006 of $52 and $8, respectively.

In December 2006, we began leasing space for a regional office in Atlanta, Georgia from HRPT.  This lease expires in 2011.  We recorded rent which includes our proportional share of utilities and real estate taxes, under this lease during 2007 and 2006 of $61,000 and $5,000, respectively.

We believe that all our transactions with related parties are all on reasonable commercial terms.  We also believe that our relationship with Senior Housing and RMR benefits us and, in fact, provides us competitive advantages in operating and growing our businesses. Moreover, all transactions between us and related parties, including Senior Housing and RMR, are approved by our independent directors.

16.  Employee Benefit Plans

We have established and have also assumed several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code.  All our employees are eligible to participate in at least one of our plans and are entitled upon termination or retirement to receive their vested portion of the plan assets.  For some of our plans, we match a certain level of employee contributions.  We also pay certain expenses related to all of our plans.  Expenses for all our plans, including our contributions, were $1,321, $193 and $244 for the years ended December 31, 2007, 2006 and 2005, respectively.

17.  Guarantor Financial Information

Our Notes are guaranteed by certain of our domestic wholly owned subsidiaries.  Such guarantees are full, unconditional and joint and several. Condensed consolidating financial information related to us, our guarantor subsidiaries and our non-guarantor subsidiaries as of December 31, 2007, 2006 and 2005 are reflected below:

Condensed Consolidating Statement of Operations

For the year ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$342,608	$467,326	$—	$809,934
Hospital revenue	—	—	102,005	—	102,005
Pharmacy revenue	—	—	60,985	—	60,985
Total revenues	—	342,608	630,316	—	972,924

Operating expenses:
Senior living wages and benefits	—	150,667	259,780	—	410,447
Other senior living operating expenses	—	101,930	100,264	—	202,194
Hospital expenses	—	—	92,449	—	92,449
Pharmacy expenses	—	—	58,012	—	58,012
Rent expense	—	66,854	62,336	—	129,190
General and administrative	—	-	43,373	—	43,373
Depreciation and amortization	—	4,790	8,805	—	13,595
Total operating expenses	—	324,241	625,019	—	949,260

Operating income (loss)	—	18,367	5,297	—	23,664
Interest and other income	—	—	6,152	—	6,152
Interest expense	—	(250)	(6,552)	—	(6,802)
Gain on extinguishment of debt	—	—	4,491	—	4,491
Equity in earnings of subsidiaries	23,326	—	—	(23,326)	—

Income (loss) from continuing operations before income taxes	23,326	18,117	9,388	(23,326)	27,505
Provision for income taxes	—	107	1,303	—	1,410
Income (loss) from continuing operations	23,326	18,010	8,085	(23,326)	26,095

Loss from discontinued operations	—	(14)	(2,755)	—	(2,769)

Net income (loss)	$23,326	$17,996	$5,330	$(23,326)	$23,326

Condensed Consolidating Statement of Operations

For the year ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$328,786	$416,111	$—	$744,897
Hospital revenue	—	—	25,494	—	25,494
Pharmacy revenue	—	—	45,195	—	45,195
Total revenues	—	328,786	486,800	—	815,586

Operating expenses:
Senior living wages and benefits	—	143,329	238,764	—	382,093
Other senior living operating expenses	—	87,773	98,623	—	186,396
Hospital expenses	—	—	22,954	—	22,954
Pharmacy expenses	—	—	44,579	—	44,579
Management fee to SLS	—	8,744	—	—	8,744
Termination expense for SLS management agreements	—	129,913	—	—	129,913
Rent expense	—	65,171	44,085	—	109,256
General and administrative	—	—	33,829	—	33,829
Depreciation and amortization	—	4,192	5,659	—	9,851
Total operating expenses	—	439,122	488,493	—	927,615

Operating (loss) income	—	(110,336)	(1,693)	—	(112,029)
Interest and other income	—	313	6,493	—	6,806
Interest expense	—	(24)	(4,340)	—	(4,364)
Equity in earnings of subsidiaries	(116,665)	—	—	116,665	—

(Loss) income from continuing operations before income taxes	(116,665)	(110,047)	460	116,665	(109,587)

Provision for income taxes	—	—	—	—	—
(Loss) income from continuing operations	(116,665)	(110,047)	460	116,665	(109,587)

Loss from discontinued operations	—	(74)	(7,004)	—	(7,078)

Net (loss) income	$(116,665)	$(110,121)	$(6,544)	$116,665	$(116,665)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$314,990	$383,022	$—	$698,012
Pharmacy revenue	—	—	29,647	—	29,647
Total revenues	—	314,990	412,669	—	727,659

Operating expenses:
Senior living wages and benefits	—	131,779	224,289	—	356,068
Other senior living operating expenses	—	90,368	88,418	—	178,786
Pharmacy expenses	—	—	28,233	—	28,233
Management fee to SLS	—	21,256	—	—	21,256
Termination expense for SLS management agreements	—	86,286	—	—	86,286
Rent expense	—	64,556	32,952	—	97,508
General and administrative	—	—	28,221	—	28,221
Depreciation and amortization	—	2,562	4,401	—	6,963
Impairment of assets	—	—	1,940	—	1,940
Total operating expenses	—	396,807	408,454	—	805,261

Operating (loss) income	—	(81,817)	4,215	—	(77,602)
Interest and other income	—	170	1,373	—	1,543
Interest expense	—	—	(3,632)	—	(3,632)
Equity in earnings of subsidiaries	(84,159)	—	—	84,159	—

(Loss) income from continuing operations before income taxes	(84,159)	(81,647)	1,956	84,159	(79,691)
Provision for income taxes	—	—	—	—	—
(Loss) income from continuing operations	(84,159)	(81,647)	1,956	84,159	(79,691)

Loss from discontinued operations	—	(272)	(4,196)	—	(4,468)

Net (loss) income	$(84,159)	$(81,919)	$(2,240)	$84,159	$(84,159)

Condensed Consolidating Balance Sheet

As of December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$5,422	$25,577	$—	$30,999
Accounts receivable, net	—	11,209	47,594	—	58,803
Investments	—	—	69,255	—	69,255
Prepaid expenses and other current assets	—	5,021	18,761	—	23,782
Assets of discontinued operations	—	—	3,178	—	3,178
Total current assets	—	21,652	164,365	—	186,017

Property and equipment, net	—	28,874	102,831	—	131,705
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Intercompany	229,048	—	—	(229,048)	—
Other long term assets	—	—	42,732	—	42,732
	$229,248	$50,526	$310,128	$(229,448)	$360,454

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$27,823	$75,821	$—	$103,644
Mortgage notes payable	—	—	200	—	200
Liabilities of discontinued operations	—	—	219	—	219
Total current liabilities	—	27,823	76,240	—	104,063

Long term liabilities:
Mortgage notes payable	—	—	15,810	—	15,810
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	15,161	12,098	—	27,259
Total long term liabilities	200	15,161	154,408	(200)	169,569

Total shareholders’ equity	229,048	7,542	79,480	(229,248)	86,822

	$229,248	$50,526	$310,128	$(229,448)	$360,454

Condensed Consolidating Balance Sheet

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$8,065	$38,176	$—	$46,241
Accounts receivable, net	—	13,209	54,582	—	67,791
Investment securities	—	—	50,434	—	50,434
Prepaid expenses and other current assets	—	8,353	32,941	—	41,294
Total current assets	—	29,627	176,133	—	205,760

Property and equipment, net	—	23,061	91,837	—	114,898
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Intercompany	228,656	—	—	(228,656)	—
Goodwill and other intangible assets	—	—	22,611	—	22,611
Other long term assets	—	3,072	20,070	—	23,142
	$228,856	$55,760	$310,851	$(229,056)	$366,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$41,852	$57,551	$—	$99,403
Mortgage notes payable	—	—	33,317	—	33,317
Liabilities of discontinued operations	—	—	209	—	209
Total current liabilities	—	41,852	91,077	—	132,929

Long term liabilities:	—
Mortgage notes payable	—	—	11,454	—	11,454
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	6,431	21,667	—	28,098
Total long term liabilities	200	6,431	159,621	(200)	166,052

Total shareholders’ equity	228,656	7,477	60,153	(228,856)	67,430

	$228,856	$55,760	$310,851	$(229,056)	$366,411

Condensed Consolidating Cash Flow Statement

For the year ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net income	$23,326	$17,996	$5,330	$(23,326)	$23,326
Undistributed equity in earnings of subsidiaries	(23,326)	—	—	23,326	—

Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(13,663)	29,109	—	15,446
Net cash provided by operating activities	—	4,333	34,439	—	38,772
Net cash (used in) provided by discontinued operations	—	14	(204)	—	(190)

Cash Flows from investing activities:	—			—
Capital expenditures	—	(25,978)	(47,445)	—	(73,423)
Proceeds from the sale of property and equipment	—	15,391	32,277	—	47,668
Other, net	—	3,597	(2,837)	—	760
Net cash used in investing activities	—	(6,990)	(18,005)	—	(24,995)

Cash Flows from financing activities:	—			—
Change in borrowings, net	—	—	(28,829)	—	(28,829)
Net cash used in financing activities	—	—	(28,829)	—	(28,829)

Change in cash and cash equivalents	—	(2,643)	(12,599)	—	(15,242)
Cash and cash equivalents at beginning of period	—	8,065	38,176	—	46,241
Cash and cash equivalents at end of period	$—	$5,422	$25,577	$—	$30,999

Condensed Consolidating Cash Flow Statement

For the year ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net loss	$(116,665)	$(110,120)	$(6,545)	$116,665	$(116,665)
Undistributed equity in earnings of subsidiaries	116,665	—	—	(116,665)	—
Adjustments to reconcile net income to cash (used in) provided by operating activities, net	—	118,138	(190,151)	—	(72,013)
Net cash (used in) provided by operating activities	—	7,944	(196,622)	—	(188,678)

Net cash provided by discontinued operations	—	74	7,004	—	7,078

Cash Flows from investing activities:
Capital expenditures	—	(17,481)	(39,621)	—	(57,102)
Proceeds from the sale of property and equipment	—	9,425	14,304	—	23,729
Other, net	—	1,027	2,578	—	3,605
Net cash used in investing activities	—	(7,029)	(22,739)	—	(29,768)

Cash Flows from financing activities:
Proceeds from issuance of common shares, net	—	—	115,291	—	115,291
Change in borrowings, net	—	—	125,942	—	125,942
Net cash provided by financing activities	—	—	241,233	—	241,233

Change in cash and cash equivalents	—	989	28,876	—	29,865
Cash and cash equivalents at beginning of period	—	7,076	9,300	—	16,376
Cash and cash equivalents at end of period	$—	$8,065	$38,176	$—	$46,241

Condensed Consolidating Cash Flow Statement

For the year ended December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net loss	$(84,159)	$(81,919)	$(2,240)	$84,159	$(84,159)
Undistributed equity in earnings of subsidiaries	84,159	—	—	(84,159)	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	80,230	(57,034)	—	23,196
Net cash used in operating activities	—	(1,689)	(59,274)	—	(60,963)

Net cash provided by discontinued operations	—	272	4,196	—	4,468

Cash Flows from investing activities:
Capital expenditures	—	(19,722)	(90,631)	—	(110,353)
Proceeds from the sale of property and equipment	—	7,769	88,379	—	96,148
Other, net	—	12,796	(14,232)	—	(1,436)
Net cash (used in) provided by investing activities	—	843	(16,484)	—	(15,641)

Cash Flows from financing activities:
Proceeds from issuance of common shares, net	—	—	56,613	—	56,613
Change in borrowings, net	—	—	2,748	—	2,748

Net cash provided by financing activities	—	—	59,361	—	59,361

Change in cash and cash equivalents	—	(574)	(12,201)	—	(12,775)
Cash and cash equivalents at beginning of period	—	7,650	21,501	—	29,151
Cash and cash equivalents at end of period	$—	$7,076	$9,300	$—	$16,376

18.  Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$237,028	$240,138	$244,598	$251,160
Net income (loss) from continuing operations	5,480	5,146	8,592	6,879
Net income (loss)	4,764	4,080	7,761	6,722
Net income (loss) per common share - Basic	$0.15	$0.13	$0.24	$0.21
Net income (loss) per common share - Diluted	$0.15	$0.13	$0.22	$0.19

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$190,024	$193,132	$197,937	$234,570
Net income from continuing operations	3,103	(85,928)	5,878	(32,640)
Net income	1,657	(87,191)	3,199	(34,330)
Net income (loss) per common share - Basic	$0.08	$(2.82)	$0.10	$(1.09)
Net income (loss) per common share - Diluted	$0.08	$(2.82)	$0.10	$(1.09)

19.  Subsequent Events

In January and February 2008, we leased nine senior living communities with 1,032 units which Senior Housing acquired from third parties.  Eight of these communities are assisted living communities (one of which offers some skilled nursing services and one of which offers some independent living services) and one is a continuing care retirement community which offers independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these nine communities is $10,740 per year, plus future increases calculated as a percentage of the revenue increases for all of these communities after 2009.  We added these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter.  Residents pay a majority of our charges at these communities from their private resources.

We currently intend to lease from Senior Housing 15 additional senior living communities with a total of 772 units which Senior Housing has agreed to purchase from three unrelated parties.  All of these communities are assisted living communities.  We expect our rent to Senior Housing for these 15 communities to be $11,928 per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2009.  We intend to add these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter.  Residents pay a majority of our charges at these communities from their private resources.  Senior Housing’s purchase and our lease of these properties are contingent upon further diligence, consent from mortgage lenders and other customary closing conditions.  We can provide no assurance that we will lease these properties.

At December 31, 2007, we had $61,800 invested in ARS, which we classified as current assets and $500 in ARS included in our self insurance reserves classified as restricted investments on our balance sheet.  As of February 28, 2008, we have $74,900 and $500 of ARS in these accounts.  After successful auctions in January 2008, starting in February 2008 as a result of recent changes in the capital markets, auctions affecting approximately $43,300 of our ARS failed to close on their settlement dates.  We do not know if auctions affecting the balance of our ARS; or future auctions for the ARS securities which have failed, will successfully close on future auction settlement dates.

Our ARS consists primarily of bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  The maturities of our ARS range from 2032 to 2047.  However, historically we have had the option to liquidate our investments in the ARS whenever the interest rates are reset at auctions, usually every 35 days.  All of our ARS were rated “AAA” by at least one nationally recognized debt rating agency when we made these investments, and, to our knowledge, none of these ratings have been reduced.  Pursuant to the terms of our ARS, whenever reset auctions fail to close, the interest payable to us on these ARS increases.  We are presently monitoring developments in the ARS markets together with the broker dealer who has marketed the ARS which we own, but based upon our analysis of impairment factors, we have determined that our ARS are not impaired at this time and that the value of these investments is approximately equal to their carrying value.

The funds which we invested in ARS were funds we were holding to invest in potential acquisitions which we have not yet identified or to satisfy longer term self insurance obligations.  Accordingly, these funds are not needed to fund our current operations and we do not expect that the failure of auctions affecting our ARS holdings to have a material adverse impact upon us, unless the ARS market remains illiquid for an extended period, our ARS’ ratings are reduced and/or the value of these securities declines.  Nonetheless, the current illiquidity of these investments may mean we are unable to take advantage of other investment opportunities which would grow our operating businesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

By:	/s/ Evrett W. Benton
Evrett W. Benton
President and Chief Executive Officer

Dated:  March 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evrett W. Benton	President and Chief Executive Officer	March 5, 2008
Evrett W. Benton

/s/ Bruce J. Mackey Jr.	Chief Financial Officer and Treasurer	March 5, 2008
Bruce J. Mackey Jr.	(Principal Accounting Officer)

/s/ Barry M. Portnoy	Managing Director	March 5, 2008
Barry M. Portnoy

/s/ Gerard M. Martin	Managing Director	March 5, 2008
Gerard M. Martin

/s/ Bruce M. Gans	Director	March 5, 2008
Bruce M. Gans

/s/ Barbara D. Gilmore	Director	March 5, 2008
Barbara D. Gilmore

/s/ Arthur G. Koumantzelis	Director	March 5, 2008
Arthur G. Koumantzelis