Form 10-Q
period 2008-03-31
FIVE STAR QUALITY CARE INC
filed 2008-05-08
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

617-796-8387

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐  No ☒

Number of registrants’ shares of common stock, $0.01 par value outstanding as of May 7, 2008: 31,818,144.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

March 31, 2008

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.     Financial Information

Item 1.  Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$52,029	$30,999
Accounts receivable, net of allowance of $5,305 and $4,836 at March 31, 2008 and December 31, 2007, respectively	61,056	58,803
Prepaid expenses	5,096	9,041
Investment securities:
Investments in trading securities	—	61,800
Investments in available for sale securities	7,756	7,455
Restricted cash	6,382	3,655
Restricted investments	4,037	3,946
Other current assets	7,661	7,140
Assets of discontinued operations	2,297	3,178
Total current assets	146,314	186,017

Property and equipment, net	127,505	131,705
Investments in trading securities	71,580	—
Restricted cash	2,788	2,568
Restricted investments	10,790	10,375
Goodwill and other intangible assets	22,595	21,877
Other long term assets	4,898	7,912
	$386,470	$360,454

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,771	$19,135
Accrued expenses	19,448	15,222
Accrued compensation and benefits	35,616	30,103
Due to Senior Housing Properties Trust (“Senior Housing”)	14,670	11,242
Mortgage notes payable	184	200
Accrued real estate taxes	5,384	7,352
Security deposit liability	13,291	13,361
Other current liabilities	8,346	7,229
Liabilities of discontinued operations	270	219
Total current liabilities	124,980	104,063

Long term liabilities:
Mortgage notes payable	15,768	15,810
Convertible senior notes	126,500	126,500
Continuing care contracts	3,237	3,159
Other long term liabilities	26,705	24,100
Total long term liabilities	172,210	169,569
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 50,000,000 shares authorized, 31,818,144 shares issued and outstanding at March 31, 2008 and December 31, 2007	318	318
Additional paid-in capital	286,735	286,734
Accumulated deficit	(194,492)	(196,109)
Unrealized loss on investments	(3,281)	(4,121)
Total shareholders’ equity	89,280	86,822
	$386,470	$360,454

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2008	2007

Revenues:
Senior living revenue	$216,927	$197,222
Hospital revenue	24,744	26,129
Pharmacy revenue	17,206	13,835
Total revenues	258,877	237,186

Operating expenses:
Senior living wages and benefits	109,094	102,092
Other senior living operating expenses	53,421	49,910
Hospital expenses	22,592	23,624
Pharmacy expenses	16,203	13,591
Rent expense	35,444	32,171
General and administrative	11,133	10,059
Depreciation and amortization	3,635	3,151
Total operating expenses	251,522	234,598

Operating income	7,355	2,588
Interest and other income	2,494	1,420
Interest expense	(1,594)	(1,778)
Unrealized loss on investments in trading securities	(3,270)	—
Gain on extinguishment of debt	—	3,557

Income from continuing operations before income taxes	4,985	5,787
Provision for income taxes	566	208
Income from continuing operations	4,419	5,579

Loss from discontinued operations	(2,802)	(815)

Net income	$1,617	$4,764

Weighted average shares outstanding - basic	31,818	31,684

Weighted average shares outstanding - diluted	41,549	41,415

Basic income per share from:
Continuing operations	$0.14	$0.18
Discontinued operations	(0.09)	(0.03)
Net income per share	$0.05	$0.15

Diluted income per share from:
Continuing operations	$0.14	$0.17
Discontinued operations	(0.07)	(0.02)
Net income per share	$0.07	$0.15

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,617	$4,764
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,635	3,151
Gain on extinguishment of debt	—	(3,557)
Loss from discontinued operations	2,802	815
Unrealized loss on investments in trading securities	3,270	—
Provision for losses on receivables, net	469	1,193
Changes in assets and liabilities:
Accounts receivable	(2,431)	6,388
Prepaid expenses and other assets	6,710	7,311
Investment securities	(13,351)	9,675
Accounts payable and accrued expenses	9,565	(4,991)
Accrued compensation and benefits	5,513	7,406
Due to Senior Housing	3,428	384
Other current and long term liabilities	462	113
Cash provided by operating activities	21,689	32,652

Net cash used in discontinued operations	(58)	(787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits into restricted cash and investment accounts, net	(2,612)	(933)
Acquisition of property and equipment	(17,687)	(17,745)
Assumption of senior living communities, net of cash acquired	3,204	—
Proceeds from disposition of property and equipment held for sale	16,552	9,645
Cash used in investing activities	(543)	(9,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of mortgage note payable	(58)	(22,887)
Cash used in financing activities	(58)	(22,887)

Change in cash and cash equivalents	21,030	(55)
Cash and cash equivalents at beginning of period	30,999	46,241
Cash and cash equivalents at end of period	$52,029	$46,186

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$249	$715

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock	—	24

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

Note 1.  Basis of Presentation and Organization

Certain information and disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

As of March 31, 2008, we operated 183 senior living communities with 19,666 living units, including 134 primarily independent and assisted living communities with 15,254 living units and 49 nursing homes with 4,412 living units.  Of our 134 primarily independent and assisted living communities, we leased 117 communities with 13,994 living units from Senior Housing, our former parent, and we owned or leased from parties other than Senior Housing 17 communities with 1,260 living units.  We leased 47 of our 49 nursing homes from Senior Housing.  Our 183 communities included 5,605 independent living apartments, 7,846 assisted living suites and 6,215 skilled nursing units.  As of March 31, 2008, we also operated five institutional pharmacies, and two rehabilitation hospitals that we leased from Senior Housing.  Our two rehabilitation hospitals had 321 beds available for inpatient services, three satellite locations, and 19 affiliated outpatient clinics.

Note 2. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on our financial position, operations or cash flow.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141(R).  SFAS No. 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the effect that the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

Note 3. Property and Equipment

Property and equipment, at cost, consists of:

	March 31, 2008	December 31, 2007
Land	$7,519	$7,196
Buildings and improvements	97,610	99,945
Furniture, fixtures and equipment	56,917	55,660
	162,046	162,801
Accumulated depreciation	(34,541)	(31,096)
	$127,505	$131,705

As of March 31, 2008 and December 31, 2007, we had assets classified as held for sale of $23,668 and $25,222, respectively, included in our property and equipment that we intend to sell to Senior Housing as permitted by our leases.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

Note 4.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2008 and 2007 is summarized below:

	Three months ended March 31,
	2008	2007
Net income	$1,617	$4,764
Unrealized gain (loss) on investments	840	(43)
Net comprehensive income	$2,457	$4,721

Note 5.  Financial Data By Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.  In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and nursing homes.  Our rehabilitation hospital segment provides inpatient medical rehabilitation services at two hospital locations and three satellite locations and outpatient medical rehabilitation services at 19 affiliated outpatient clinics.  We do not consider our pharmacy operations to be a material, separately reportable segment of our business but we report our pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States.

We use segment operating profit as an important measure to evaluate performance and for decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Our revenues by segment and a reconciliation of segment operating profit to income from continuing operations before income taxes for the quarter ended March 31, 2008 and 2007 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other (1)	Total
Three months ended March 31, 2008
Revenues	$216,927	$24,744	$17,206	$258,877
Segment expenses:
Operating expenses	162,515	22,592	16,203	201,310
Rent expense	32,794	2,650	—	35,444
Depreciation and amortization	2,440	308	887	3,635
Total segment expenses	197,749	25,550	17,090	240,389

Segment operating profit (loss)	19,178	(806)	116	18,488
General and administrative expenses (2)	—	—	(11,133)	(11,133)
Operating income (loss)	19,178	(806)	(11,017)	7,355
Interest and other income	1,283	—	1,211	2,494
Interest expense	(306)	—	(1,288)	(1,594)
Unrealized loss on investments in trading securities	—	—	(3,270)	(3,270)
Provision for income taxes	—	—	(566)	(566)
Income (loss) from continuing operations	$20,155	$(806)	$(14,930)	$4,419

Total Assets as of March 31, 2008	$254,556	$20,821	$111,093	$386,470

Three months ended March 31, 2007
Revenues	$197,222	$26,129	$13,835	$237,186
Segment expenses:
Operating expenses	152,002	23,624	13,591	189,217
Rent expense	29,609	2,562	—	32,171
Depreciation and amortization	2,231	216	704	3,151
Total segment expenses	183,842	26,402	14,295	224,539

Segment operating profit	13,380	(273)	(460)	12,647
General and administrative expenses (2)	—	—	(10,059)	(10,059)
Operating income (loss)	13,380	(273)	(10,519)	2,588
Interest and other income	355	—	1,065	1,420
Interest expense	(537)	—	(1,241)	(1,778)
Gain on extinguishment of debt	3,557	—	—	3,557
Provision for income taxes	—	—	(208)	(208)
Income (loss) from continuing operations	$16,755	$(273)	$(10,903)	$5,579

Total Assets as of March 31, 2007	$261,176	$18,977	$67,471	$347,624

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

 (1) Corporate and Other includes operations that we do not consider a significant, separately reportable segments of our business and income and expenses that are not attributable to a specific segment.

 (2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses affecting home activities.

Note 6.  Income Taxes

Because we have historically reported losses we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  When we believe that we will more likely than not recover our deferred tax assets, we will record deferred tax assets as an income tax benefit in the consolidated statement of income, which will affect our results of operations.  At December 31, 2007, our net operating loss carry forwards, totaling approximately $182,800, will begin to expire in 2023 if unused.

For the quarter ended March 31, 2008, we recognized tax expenses of $566, which includes $506 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards. Tax expense also includes $60 related to a non cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes. We may recognize this deferred tax liability as a reduction in the income tax provision if, in some future period, we expense the related items of goodwill for book purposes as the result of its sale, other disposition or impairment.

Note 7.  Earnings Per Share

Basic earnings per share for the periods ended March 31, 2008 and 2007 are computed using the weighted average number of shares outstanding during those periods.  Diluted earnings per share for the period ended March 31, 2008 reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from the assumed issuance upon conversion of our 3.75% convertible senior notes, or the Notes (See Note 10).  The effect of conversion of our Notes on loss from discontinued operations per share is anti-dilutive for the three months ended March 31, 2008 and March 31, 2007.

The following table provides a reconciliation of both net income and the number of common shares used in the computations of diluted earnings per share:

	Three Months Ended March 31,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$4,419	31,818	$0.14	$5,579	31,684	$0.18
Conversion of the Notes	1,239	9,731		1,241	9,731
Diluted earnings from continuing operations	5,658	41,549	$0.14	6,820	41,415	$0.17

Diluted loss from discontinued operations	$(2,802)	41,549	$(0.07)	$(815)	41,415	$(0.02)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

Note 8. Fair Values of Assets and Liabilities

As required, we adopted SFAS 157 effective January 1, 2008 for assets and liabilities we measure on a recurring basis.  Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.  We measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 prioritizes the assumptions that market participants would use in pricing the asset or liability, or the inputs, into three broad levels.  This fair value hierarchy gives the highest priority, or Level 1, to quoted prices in active markets for identical assets or liabilities and the lowest priority, or Level 3, to assumptions that are unobservable.  Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2.  Level 3 inputs are those that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances.  Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are only utilized to the extent that observable inputs are not available, or for which it not cost effective for us to obtain.

The table below presents the assets and liabilities measured at fair value on a recurring basis at March 31, 2008 categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long lived assets held for sale (1)	$23,668	$23,668	$—	$—
Investments in trading securities (2)	71,580	—	—	71,580
Investments in available for sale securities (3)	22,583	22,583	—	—
Total assets	$117,831	$46,251	$—	$71,580

(1) Long lived assets held for sale consist of property and equipment we expect to sell to Senior Housing as permitted by our leases and are reported at fair value utilizing Level 1 inputs.  We determined that these asset costs approximate fair value since we have either recently acquired the assets or the assets are part of ongoing construction projects and we expect to sell these assets to Senior Housing at their recorded value.

(2) Our investments in trading securities consist of auction rate securities which are primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  Due to recent events in the credit markets, auctions for our auction rate securities failed during the first quarter of 2008.  As a result, our auction rate securities are reported at fair value utilizing Level 3 inputs.  We measured fair value of these securities by reference to a statement provided by our securities broker which statement was reportedly calculated with the assistance of a valuation model.  This model reportedly considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and determination of the appropriate discount rate.  The third party analysis also reportedly included a comparison, when possible, to other observable market data with similar characteristics to our auction rate securities. We reviewed the components of, and calculations made under, our broker’s model.  Due to the declines in fair value for our auction rate securities during the first quarter in 2008, we have recorded an unrealized loss of $3,270.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

Prior to April 1, 2008, we classified our auction rate securities as investments in trading securities and recorded the changes in fair value in earnings.  On March 31, 2008, we moved our auction rate securities from current to non-current investments due to our belief that the market for student loan collateralized instruments may take in excess of twelve months to recover.

(3) Investments in available for sale securities consist of corporate bonds, preferred securities and variable rate demand obligations and are reported in our balance sheet as current investments in available for sale securities of $7,756, current restricted investments of $4,037 and long term restricted investments of $10,790.  These securities are carried at fair value utilizing Level 1 inputs based on quoted market prices with changes in fair value recorded in other comprehensive income.  When a change in fair value is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings.

Based on market conditions, our valuation methodology for investments in trading securities changed.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy since our initial adoption of SFAS 157 at January 1, 2008.  The table below presents the change in fair value measurements that used Level 3 inputs during the period ended March 31, 2008:

Investments in trading securities
Balance, beginning of year	$—
Transfers into Level 3	74,850
Change in value recognized in earnings	(3,270)
Balance, end of period	$71,580

Note 9. Line of Credit

We have a $40,000 revolving bank line of credit facility for general business purposes, including acquisitions and working capital, which is currently scheduled to expire in May 2009. The amount we are able to borrow at any time is subject to limitation based upon qualifying collateral. We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios; and this facility also places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may borrow under this credit facility may be increased to $80,000.  The termination date of this facility may be extended twice, in each case by twelve months upon our payment of extension fees and other conditions, including lender’s approval. As of March 31, 2008 and May 7, 2008, no amounts were outstanding under this credit facility. As of March 31, 2008 and May 7, 2008 we believe we were and are in compliance with all applicable covenants under this credit facility.  Interest expense and other associated costs related to this facility were $49 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Note 10. Mortgages Payable

At March 31, 2008, four of our communities were encumbered by five United States Department of Housing and Urban Development, or HUD, insured mortgages totaling $15,952.  The weighted average interest rate on these loans was 6.5%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.  We recorded mortgage premiums in connection with some of these HUD mortgages in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturities of the mortgages.  The mortgage premium balance included in the mortgage notes payable as of March 31, 2008 was $759. Mortgage interest expense, net of premium amortization, was $306 and $537 for the three months ended March 31, 2008 and 2007, respectively.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

Note 11. Convertible Senior Notes due in 2026

In October 2006, we issued $126,500 principal amount of Convertible Senior Notes due in 2026.  Our net proceeds from this offering were approximately $122,600.  These Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of notes, which represents an initial conversion price of $13.00 per share.  Interest expense and other associated costs on the Notes were $1,239 and $1,241 for the three months ended March 31, 2008 and 2007, respectively.  The Notes are guaranteed by certain of our domestic wholly owned subsidiaries (see Note 13).  These Notes mature on October 15, 2026; we may prepay the Notes at anytime after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each October 15 of 2013, 2016 and 2021.  We issued these Notes pursuant to an indenture which contains various customary covenants.  We believe we are in compliance with all applicable covenants of this indenture.

Note 12.  Related Person Transactions

We leased 164 of the 183 senior living communities and the two rehabilitation hospitals that we operated on March 31, 2008 from Senior Housing for total annual minimum rent of $152,259.  In addition to the minimum rent, we paid $1,019 and $552 in percentage rent to Senior Housing for the three months ended March 31, 2008 and 2007, respectively.

Included in the 164 communities we lease from Senior Housing are 22 senior living communities with 1,743 units which Senior Housing acquired and we began to lease during the first quarter of 2008.  Twenty-one of these communities are assisted living communities (one of which offers some skilled nursing services and one of which offers some independent living services) and one is a continuing care retirement community which offers independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these 22 communities is $21,790 per year, plus future increases calculated as a percentage of the revenue increases for all of these communities after 2009.  We added these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter.

During the three months ended March 31, 2008, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $16,552 of improvements made to properties leased from Senior Housing, and our annual rent payable to Senior Housing increased by $1,574.

Note 13.  Discontinued Operations

In March 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we lease from Senior Housing.  We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual minimum rent payable to Senior Housing will decrease by 9.5% of the net proceeds of the sale to Senior Housing, in accordance with the terms of our lease with Senior Housing.  In December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska.  As of March 31, 2008, we have disposed of substantially all of our assets and liabilities related to one of the communities which we expect will be sold.  The assets and liabilities related to the other community and of the two pharmacies that we expect to sell are presented separately in the consolidated balance sheet.  We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Revenues	$2,971	$3,165
Expenses	(5,773)	(3,980)
Net loss	$(2,802)	$(815)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

Note 14.   Guarantor Financial Information

Our Notes are guaranteed by certain of our domestic wholly owned subsidiaries.  Such guarantees are full, unconditional and joint and several.  Condensed consolidating financial information related to us, our guarantor subsidiaries and our non-guarantor subsidiaries for all periods presented are stated below:

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$88,915	$128,012	$—	$216,927
Hospital revenue	—	—	24,744	—	24,744
Pharmacy revenue	—	—	17,206	—	17,206
Total revenues	—	88,915	169,962	—	258,877

Operating expenses:
Senior living wages and benefits	—	37,887	71,207	—	109,094
Other senior living operating expenses	—	21,416	32,005	—	53,421
Hospital expenses	—	—	22,592	—	22,592
Pharmacy expenses	—	—	16,203	—	16,203
Rent expense	—	17,244	18,200	—	35,444
General and administrative	—	—	11,133	—	11,133
Depreciation and amortization	—	1,222	2,413	—	3,635
Total operating expenses	—	77,769	173,753	—	251,522

Operating income (loss)	—	11,146	(3,791)	—	7,355
Interest and other income	—	—	2,494	—	2,494
Interest expense	—	—	(1,594)	—	(1,594)
Unrealized loss on investments in trading securities	—	—	(3,270)	—	(3,270)
Equity in earnings of subsidiaries	1,617	—	—	(1,617)	—

Income (loss) from continuing operations before income taxes	1,617	11,146	(6,161)	(1,617)	4,985
Provision for income taxes	—	—	566	—	566
Income (loss) from continuing operations	1,617	11,146	(6,727)	(1,617)	4,419

Loss from discontinued operations	—	—	(2,802)	—	(2,802)

Net income (loss)	$1,617	$11,146	$(9,529)	$(1,617)	$1,617

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$84,041	$113,181	$—	$197,222
Hospital revenue	—	—	26,129	—	26,129
Pharmacy revenue	—	—	13,835	—	13,835
Total revenues	—	84,041	153,145	—	237,186

Operating expenses:
Senior living wages and benefits	—	38,729	63,363	—	102,092
Other senior living operating expenses	—	26,057	23,853	—	49,910
Hospital expenses	—	—	23,624	—	23,624
Pharmacy expenses	—	—	13,591	—	13,591
Rent expense	—	16,624	15,547	—	32,171
General and administrative	—	—	10,059	—	10,059
Depreciation and amortization	—	1,174	1,977	—	3,151
Total operating expenses	—	82,584	152,014	—	234,598

Operating income	—	1,457	1,131	—	2,588
Interest and other income	—	(10)	1,430	—	1,420
Interest expense	—	—	(1,778)	—	(1,778)
Gain on extinguishment of debt	—	—	3,557	—	3,557
Equity in earnings of subsidiaries	4,764	—	—	(4,764)	—

Income from continuing operations before income taxes	4,764	1,447	4,340	(4,764)	5,787
Provision for income taxes	—	—	208	—	208
Income from continuing operations	4,764	1,447	4,132	(4,764)	5,579

Loss from discontinued operations	—	—	(815)	—	(815)

Net income	$4,764	$1,447	$3,317	$(4,764)	$4,764

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:

Cash and cash equivalents	$—	$4,372	$47,657	$—	$52,029
Accounts receivable, net	—	11,820	49,236	—	61,056
Restricted cash and investments	—	1,657	8,762	—	10,419
Investments	—	—	7,756	—	7,756
Prepaid expenses and other current assets	—	2,200	10,557	—	12,757
Assets of discontinued operations	—	—	2,297	—	2,297
Total current assets	—	20,049	126,265	—	146,314

Property and equipment, net	—	25,898	101,607	—	127,505
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Intercompany	229,049	—	—	(229,049)	—
Investments in trading securities	—	—	71,580	—	71,580
Restricted cash and investments	—	—	13,578	—	13,578
Other long term assets	—	1,313	26,180	—	27,493
	$229,249	$47,260	$339,410	$(229,449)	$386,470

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$29,440	$95,086	$—	$124,526
Mortgage notes payable	—	—	184	—	184
Liabilities of discontinued operations		—	270	—	270
Total current liabilities	—	29,440	95,540	—	124,980

Long term liabilities:
Mortgage notes payable	—	—	15,768	—	15,768
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)
Other long term liabilities	—	1,717	28,225	—	29,942
Total long term liabilities	200	1,717	170,493	(200)	172,210

Total shareholders’ equity	229,049	16,103	73,377	(229,249)	89,280

	$229,249	$47,260	$339,410	$(229,449)	$386,470

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$5,422	$25,577	$—	$30,999
Accounts receivable, net	—	11,209	47,594	—	58,803
Investments	—	—	69,255	—	69,255
Prepaid expenses and other current assets	—	5,021	18,761	—	23,782
Assets of discontinued operations	—	—	3,178	—	3,178
Total current assets	—	21,652	164,365	—	186,017

Property and equipment, net	—	28,874	102,831	—	131,705
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Intercompany	229,048	—	—	(229,048)	—
Other long term assets	—	—	42,732	—	42,732
	$229,248	$50,526	$310,128	$(229,448)	$360,454

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$27,823	$75,821	$—	$103,644
Mortgage notes payable	—	—	200	—	200
Liabilities of discontinued operations	—	—	219	—	219
Total current liabilities	—	27,823	76,240	—	104,063

Long term liabilities:
Mortgage notes payable	—	—	15,810	—	15,810
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	15,161	12,098	—	27,259
Total long term liabilities	200	15,161	154,408	(200)	169,569

Total shareholders’ equity	229,048	7,542	79,480	(229,248)	86,822

	$229,248	$50,526	$310,128	$(229,448)	$360,454

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended March 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,617	$11,146	$(9,529)	$(1,617)	$1,617
Undistributed equity in earnings of subsidiaries	(1,617)	—	—	1,617	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(16,982)	37,054	—	20,072
Net cash provided by (used in) operating activities	—	(5,836)	27,525	—	21,689

Net cash used in discontinued operations	—	—	(58)	—	(58)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of senior living communities	—	—	3,204	—	3,204
Acquisitions of property and equipment, net	—	1,753	(2,888)	—	(1,135)
Other, net	—	3,033	(5,645)	—	(2,612)
Net cash used in investing activities	—	4,786	(5,329)	—	(543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of mortgage note payable	—	—	(58)	—	(58)
Net cash used in financing activities	—	—	(58)	—	(58)

Change in cash and cash equivalents	—	(1,050)	22,080		21,030
Cash and cash equivalents at beginning of period	—	5,422	25,577		30,999
Cash and cash equivalents at end of period	$—	$4,372	$47,657	$—	$52,029

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,764	$1,447	$3,317	$(4,764)	$4,764
Undistributed equity in earnings of subsidiaries	(4,764)	—	—	4,764	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(5,212)	33,100	—	27,888
Net cash provided by (used in) operating activities	—	(3,765)	36,417	—	32,652

Net cash used in discontinued operations	—	—	(787)	—	(787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5,156)	(12,589)	—	(17,745)
Proceeds from the sale of property and equipment	—	3,588	6,057	—	9,645
Other, net	—	—	(933)	—	(933)
Net cash used in investing activities	—	(1,568)	(7,465)	—	(9,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in borrowings, net	—	—	(22,887)	—	(22,887)
Net cash used in financing activities	—	—	(22,887)	—	(22,887)

Change in cash and cash equivalents	—	(5,333)	5,278	—	(55)
Cash and cash equivalents at beginning of period	—	8,065	38,176	—	46,241
Cash and cash equivalents at end of period	$—	$2,732	$43,454	$—	$46,186

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and nursing homes.  Our rehabilitation hospital segment provides inpatient medical rehabilitation services at our two hospital locations and three satellite locations and outpatient medical rehabilitation services at 19 affiliated outpatient clinics. We do not consider our pharmacy operations to be a significant, separately reportable segment of our business but we report our pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States.

We use segment operating profit as an important measure to evaluate performance and for decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Key Statistical Data (for the three months ended March 31, 2008 and 2007):

The following tables present an overview of our operations for the quarters ended March 31, 2008 and 2007:

Senior living communities:

	Three months ended March 31,
(in thousands, except per day amounts)	2008	2007	$ Variance	Change
Senior living revenue	$216,927	$197,222	$19,705	10%
Senior living wages and benefits	109,094	102,092	7,002	7%
Other senior living operating expenses	53,421	49,910	3,511	7%
Rent expense	32,794	29,609	3,185	11%
Depreciation and amortization	2,440	2,231	209	9%
Interest expense	306	537	(231)	(43)%
Interest and other income	1,283	355	928	261%
Gain on extinguishment of debt	—	3,557	(3,557)	(100)%
Senior living income from continuing operations	20,155	16,755	3,400	20%

No. of communities (end of period)	183	160	—	23
No. of living units (end of period)	19,666	17,909	—	1,757
Occupancy	89.6%	90.2%	—	(0.6)%
Average daily rate	$142.30	$135.65	$6.65	5%
Percent of senior living revenue from Medicare	16%	16%	—	—
Percent of senior living revenue from Medicaid	18%	18%	—	—
Percent of senior living revenue from private and other sources	66%	66%	—	—

Comparable senior living communities (senior living communities that we have operated continuously since January 1, 2007):

	Three months ended March 31,
(in thousands, except per day amounts)	2008	2007	$ Variance	Change
Senior living revenue	$209,102	$197,222	$11,880	6%
Senior living community expenses	156,739	152,002	4,737	3%
No. of communities (end of period)	160	160	—	—
No. of living units (end of period)	17,867	17,867	—	—
Occupancy	89.6%	90.2%	—	(0.6)%
Average daily rate	$143.56	$135.65	$7.91	6%
Percent of senior living revenue from Medicare	16%	16%	—	—
Percent of senior living revenue from Medicaid	18%	18%	—	—
Percent of senior living revenue from private and other sources	66%	66%	—	—

Rehabilitation hospitals:

	Three months ended March 31,
(in thousands)	2008	2007	$ Variance	Change
Hospital revenues	$24,744	$26,129	$(1,385)	(5)%
Hospital expenses	22,592	23,624	(1,032)	(4)%
Rent expense	2,650	2,562	88	3%
Depreciation and amortization	308	216	92	43%
Hospital loss from continuing operations	(806)	(273)	(533)	195%

Corporate and other (1):

	Three months ended March 31,
(in thousands)	2008	2007	$ Variance	Change
Pharmacy revenue	$17,206	$13,835	$3,371	24%
Pharmacy expenses	16,203	13,591	2,612	19%
Depreciation and amortization	887	704	183	26%
General and administrative (2)	11,133	10,059	1,074	11%
Unrealized loss on investments in trading securities	3,270	—	3,270	—
Interest and other income	1,211	1,065	146	14%
Interest expense	1,288	1,241	47	4%
Provision for income taxes	566	208	358	172%
Corporate and Other loss from continuing operations	(14,930)	(10,903)	(4,027)	37%

(1) Corporate and other includes operations that are not considered a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and various outside services expenses.

Consolidated:

	Three months ended March 31,
(in thousands)	2008	2007	$ Variance	Change
Summary of revenue:
Senior living revenue	$216,927	$197,222	$19,705	10%
Hospital revenue	24,744	26,129	(1,385)	(5)%
Corporate and Other	17,206	13,835	3,371	24%
Total revenue	258,877	237,186	21,691	9%
Summary of income (loss) from continuing operations:
Senior living communities	20,155	16,755	3,400	20%
Rehabilitation hospitals	(806)	(273)	(533)	195%
Corporate and Other	(14,930)	(10,903)	(4,027)	37%
Income from continuing operations	4,419	5,579	(1,160)	(21)%

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Senior living communities:

The 10% increase in senior living revenue is due primarily to revenues from the one community we acquired in April 2007, the 22 communities we began to lease in the first quarter of 2008 and higher per diem charges to residents, partially offset by a decrease in occupancy.  The 6% increase in senior living revenue at the communities that we have operated continuously since January 1, 2007 is due primarily to higher per diem charges to residents, partially offset by a decrease in occupancy.

Our 7% increase in senior living wages and benefits costs is primarily due to wages and benefits at the one community we acquired in April 2007 and the 22 communities we began to lease in the first quarter of 2008. The 7% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the addition of these expenses from the one community we acquired in April 2007 and the 22 communities we began to lease in the first quarter of 2008 and increased charges from various service providers.  The senior living community expenses for the senior living communities that we have operated continuously since January 1, 2006 have increased by 3%, principally due to wage and benefit increases.  The 11% rent expense increase in 2008 over 2007 is due to the addition of 22 communities that we began to lease in the first quarter of 2008 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2007.

The 9% increase in depreciation and amortization expense for the three months ended March 31, 2008 is primarily attributable to our purchase of furniture and fixtures for our existing communities as well as the one community we acquired in April 2007.

Our interest and other income increased by $928,000, or 261%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily as a result of recognizing an $840,000 gain related to a 2003 sale of a property that was previously deferred until the buyer paid in full our note receivable during the first quarter of 2008.

Our interest expense decreased in 2008 by 43% because in 2007, we prepaid seven HUD insured mortgages that were secured by six of our communities.  We recognized a net gain of $3.6 million during the first quarter of 2007 on extinguishments of six of these seven mortgages that consisted of the elimination of $4.3 million of debt premium, offset by $725,000 in prepayment penalties.

Rehabilitation hospitals:

The 5% decrease in hospital revenues was primarily due to a change in payor mix, resulting in a lower average daily rate, and the closing of several unprofitable outpatient clinics.  The 4% decrease in hospital expenses was primarily due to reductions in labor and benefit expenses and the closing of several unprofitable outpatient clinics.

The 3% rent expense increase in the first quarter 2008 over the same period in 2007 is due to our payment of additional rent for hospital capital improvements purchased by Senior Housing since January 1, 2007.

The 43% increase in depreciation and amortization expense for the three months ended March 31, 2008 is primarily attributable to our purchase of furniture and fixtures for our rehabilitation hospitals.

Corporate and other:

The 24% and 19% increase in 2008 revenues and expenses, respectively, from our pharmacies is primarily the result of adding new customers from our existing senior living communities.

The 11% increase in general and administrative expenses for the three months ended March 31, 2008 over the same period in 2007 results from the 22 communities we began to lease in the first quarter of 2008.

The 26% increase in depreciation and amortization expense for the three months ended March 31, 2008 is primarily attributable to our purchase of furniture and fixtures for our pharmacies and corporate and regional offices.

During the quarter ended March 31, 2008, we recognized an unrealized loss of $3.3 million on investments in trading securities related to our holdings of auction rate securities.

Our interest and other income increased by $146,000, or 14%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily as a result of higher levels of investable cash.

For the quarter ended March 31, 2008, we incurred taxes of $566,000, which includes $506,000 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards and $60,000 of a non cash, deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

LIQUIDITY AND CAPITAL RESOURCES

Recent Developments:  Investments

At March 31, 2008, we had $71.6 million invested in auction rate securities which we classified as long term investments in trading securities.  Starting in February 2008, as a result of changes in the capital markets, auctions affecting our auction rate securities failed to close on their settlement dates.  We do not know if future auctions for our auction rate securities will successfully close on future auction settlement dates.   On March 31, 2008, we moved our auction rate securities from current to non-current due to our belief that the market for student loan collateralized instruments may take in excess of twelve months to fully recover.

Our auction rate securities consist primarily of bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  The maturities of our auction rate securities range from 2032 to 2047.  However, historically we have had the option to liquidate our investments in the auction rate securities whenever the interest rates are reset at auctions, usually every 35 days.  All of our auction rate securities were rated “AAA” by at least one nationally recognized debt rating agency when we made these investments, and, to our knowledge, none of these ratings have been reduced.  We and the broker dealer who has marketed the auction rate securities which we own are presently monitoring developments in the auction rate securities markets and, based upon our analysis of impairment factors, we recognized an unrealized loss of $3.3 million on our investments in these securities.

The funds which we invested in auction rate securities were funds we were holding to invest in potential acquisitions which we have not yet identified or to satisfy longer term self insurance obligations.  Accordingly, these funds are not needed to fund our current operations and we do not expect the failure of auctions affecting our auction rate securities holdings to have a material adverse impact upon us unless the auction rate securities market remains illiquid for an extended period, our auction rate securities’ ratings are reduced or the value of these securities declines.  Nonetheless, the current illiquidity of these investments may mean we are unable to take advantage of acquisitions or other investment opportunities.

Assets and Liabilities

Our total current assets at March 31, 2008 were $146.3 million, compared to $186.0 million at December 31, 2007.  At March 31, 2008, we had cash and cash equivalents of $52.0 million compared to $31.0 million at December 31, 2007.  Our current liabilities were $125.0 million at March 31, 2008, compared to $104.1 million at December 31, 2007.  The decrease in current assets is primarily the result of our reclassifying our investments in auction rate securities from current to long term assets.

Our Leases with Senior Housing

As of May 7, 2008, we leased 164 senior living communities and two rehabilitation hospitals from Senior Housing under six leases.  Our leases with Senior Housing require us to pay minimum rent of $152.3 million annually and percentage rent for most of the senior living communities but not our rehabilitation hospitals.  We paid approximately $1.0 million and $552,000 in percentage rent to Senior Housing for the three months ended March 31, 2008 and 2007, respectively.

Upon our request, Senior Housing may purchase our capital expenditures made at the senior living communities we lease from Senior Housing and increase our rent pursuant to contractual formulas.  During the three months ended March 31, 2008, Senior Housing purchased $16.6 million of capital expenditures made at our communities leased from Senior Housing and these purchases resulted in our annual rent being increased by approximately $1.6 million.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.

At some of our communities, operating revenues for nursing home services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues from senior living services were earned primarily at our 49 nursing homes.  We derived 34% of our senior living revenues from these programs for the three months ended March 31, 2008 and 2007.

Our net Medicare revenues from services to senior living community residents totaled $34.6 million and $30.4 million for the three months ended March 31, 2008 and 2007, respectively. In October 2007, our senior living community Medicare rates increased by approximately 3.6% over the prior period.  Our net Medicaid revenues from services to senior living community residents totaled $38.2 million and $35.4 million for the three months ended March 31, 2008 and 2007, respectively.  The Bush administration and certain members of the Senate and the House of Representatives have proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid rates.  The magnitude of the potential Medicare and Medicaid rate reductions and the impact of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations.  The Federal Centers for Medicare and Medicaid Services, or CMS, has proposed rules to update Medicare payment rates and recalibrate prospective case-mix payment levels for skilled nursing facilities in federal fiscal year 2009.  If adopted, the rules would reduce Medicare payment rates to skilled nursing facilities by approximately 0.3% for the federal fiscal year ending September 30, 2009.

We began to operate two rehabilitation hospitals in October 2006.  Approximately 66% and 68% of our revenues from these hospitals came from the Medicare and Medicaid programs for the three months ended March 31, 2008 and 2007, respectively.  In October 2007, our rehabilitation hospital Medicare rates increased by approximately 3.5% over the prior period.  However, for payments on and after April 1, 2008, Medicare rate increases for these hospitals are set at zero per cent for the federal fiscal years ending September 30, 2008 and 2009, eliminating substantially all of the October 2007 rate increase.  In May 2004, CMS issued a rule establishing revised Medicare criteria that rehabilitation hospitals are required to meet in order to participate as inpatient rehabilitation facilities, or IRFs, in the Medicare program.  As recently amended, the rule requires that for cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of the CMS’s designated medical conditions.  An IRF that fails to meet the requirements of this rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. As of March 31, 2008 and May 7, 2008, we believe we are in compliance with the CMS requirements to remain an IRF.  However, the actual percentage of patients at these hospitals who meet these Medicare requirements may not remain as high as we anticipate, or may decline.  A CMS finding of non-compliance, if it occurs, would result in our receiving lower Medicare rates than we currently receive at our hospitals.

Debt Instruments and Covenants

We have a $40.0 million revolving bank line of credit facility for general business purposes, including acquisitions and working capital, which is currently scheduled to expire in May 2009.  The amount we are able to borrow at any time is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios; and this facility also places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may borrow under this credit facility may be increased to $80.0 million.  The termination date may be extended twice, in each case by twelve months upon our payment of extension fees and other conditions, including lender’s approval.  As of March 31, 2008 and May 7, 2008, no amounts were outstanding under this credit facility.  As of March 31, 2008 and May 7, 2008 we believe we are in compliance with all applicable covenants under this credit facility.

At March 31, 2008, four of our senior living communities were encumbered by five HUD insured mortgages totaling $16.0 million.  The weighted average interest rate on these loans was 6.5%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.  We recorded mortgage premiums in connection with some of these HUD mortgages in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturities of the mortgages.  The mortgage premium balance included in mortgage notes payable as of March 31, 2008 was $759,000.

In October 2006, we issued $126.5 million principal amount of Convertible Senior Notes due in 2026, or the Notes.  Our net proceeds from this issuance were approximately $122.6 million.  These Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  These Notes mature on October 15, 2026; we may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each October 15 of 2013, 2016 and 2021.  We issued these Notes pursuant to an indenture which contains various customary covenants. As of March 31, 2008 and May 7, 2008, we believe we were and are in compliance with all applicable covenants of this indenture.

Seasonality

Our business is subject to modest effects of seasonality. During the fourth calendar quarter holiday periods, nursing home and assisted living residents are sometimes discharged to join family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home and assisted living residents that can result in increased costs or discharges to hospitals. As a result of these factors, nursing home and assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flow to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

Related Party Transactions

We currently lease 164 of our 183 senior living communities and our two rehabilitation hospitals from Senior Housing for total annual minimum rent of $152.3 million.  In addition, we paid approximately $1.0 million in percentage rent to Senior Housing for the three months ended March 31, 2008.

Included in the 164 communities we lease from Senior Housing are 22 senior living communities with 1,743 units which Senior Housing acquired and we began to lease during the first quarter of 2008.  Twenty-one of these communities are assisted living communities (one of which offers some skilled nursing services and one of which offers some independent living services) and one is a continuing care retirement community which offers independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these 22 communities is $21.8 million per year, plus future increases calculated as a percentage of the revenue increases for all of these communities after 2009.  We added these communities to our existing lease with Senior Housing which has a term ending in 2020, with renewal options thereafter.

During the three months ended March 31, 2008, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $16.6 million of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing increased by approximately $1.6 million.

We currently intend to lease from Senior Housing two additional assisted living communities with a total of 112 units which Senior Housing has agreed to purchase from an unrelated party.  We expect our rent to Senior Housing for these two communities to be $1.1 million per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2009.  Senior Housing’s purchase and our lease of these properties are contingent upon further diligence, consent from mortgage lenders and other customary closing conditions.  We can provide no assurance that we will lease these properties.

Other historical and continuing related party transactions are described in our Annual Report on Form 10K for the year ended December 31, 2007 and in our definitive proxy statement for our 2008 annual meeting, both of which are filed at the Securities and Exchange Commission, or S.E.C, and available at the S.E.C website www.sec.gov.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates remains unchanged since December 31, 2007.

At March 31, 2008, we owned certain auction rate securities.  As a result of the current conditions in capital markets, our auction rate securities have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the contractual rates, the estimated fair values of these auction rate securities no longer approximates par value.  Due to the declines in fair value for our auction rate securities during the first quarter in 2008, we have recorded an unrealized loss of $3.3 million. We determined this unrealized loss by reference to a statement provided by our securities broker which statement was reportedly calculated with the assistance of a valuation model.  This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and determination of the appropriate discount rate.  Reportedly this third party analysis also included a comparison, when possible, to other observable market data with similar characteristics to our auction rate securities.  We reviewed the components of, and the calculations made under, our broker’s model. The valuation of our auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of credit market conditions and liquidity.

We currently intend to hold these auction rate securities until the market recovers. We do not anticipate having to sell these auction rate securities in order to operate our business. We believe that, based on our current unrestricted cash and cash equivalents balances of $52.0 million at March 31, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, our cash flow, or our ability to fund our operations.  See Item 2 above, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Recent Developments: Investments”.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS SOME OF WHICH ARE BEYOND OUR CONTROL.  FOR EXAMPLE:

•

WE EXPECT TO OPERATE OUR REHABILITATION HOSPITALS PROFITABLY. HOWEVER, WE ARE CURRENTLY EXPERIENCING LOSSES FROM THESE OPERATIONS AND WE MAY BE UNABLE TO OPERATE THESE HOSPITALS PROFITABLY.  IN ADDITION, THE HOSPITALS MAY BE SUBJECT TO RETROACTIVE RATE ADJUSTMENTS. SIXTY PERCENT OF PATIENTS AT OUR HOSPITALS ARE REQUIRED TO MEET CERTAIN MEDICARE REQUIREMENTS. WHILE WE BELIEVE THAT WE ARE IN COMPLIANCE WITH THESE MEDICARE REQUIREMENTS, AND ALTHOUGH WE EXPECT TO CONTINUE TO BE IN COMPLIANCE WITH THESE REQUIREMENTS, THE PERCENTAGE OF PATIENTS AT THESE HOSPITALS WHO MEET THESE MEDICARE REQUIREMENTS MAY NOT BE OR MAY NOT REMAIN AS HIGH AS WE CURRENTLY BELIEVE OR ANTICIPATE. FAILURE TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE REQUIREMENTS WOULD RESULT IN THE RECLASSIFICATION OF OUR HOSPITALS BY MEDICARE AUTHORITIES AND OUR RECEIVING LOWER MEDICARE PAYMENTS THAN WE CURRENTLY RECEIVE AT THESE HOSPITALS. THESE EVENTS WOULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

•

ALTHOUGH WE EXPECT TO LEASE FROM SENIOR HOUSING TWO ADDITIONAL SENIOR LIVING COMMUNITIES WHICH SENIOR HOUSING HAS AGREED TO PURCHASE FROM THIRD PARTIES, THE DILIGENCE ON THESE COMMUNITIES HAS NOT YET BEEN COMPLETED AND WE OR SENIOR HOUSING MAY DECIDE NOT TO PROCEED WITH THESE TRANSACTIONS. BOTH OF THESE PURCHASES ARE CONTINGENT UPON APPROVALS FROM THIRD PARTY MORTGAGE LENDERS AND GOVERNMENT REGULATORY AGENCIES, WHICH APPROVALS MAY NOT BE OBTAINED. AS A RESULT, BOTH OF THESE PROPOSED LEASES MAY NOT OCCUR.

•

AS WE BELIEVE THE DECLINE IN VALUE OF THE AUCTION RATE SECURITIES WE OWN IS TEMPORARY, WE INTEND TO HOLD THESE INVESTMENTS FOR THE FORESEEABLE FUTURE. HOWEVER, THIS DECLINE MAY NOT BE TEMPORARY AND THERE MAY BE FURTHER DECLINES. IN ADDITION, WE EVENTUALLY MAY LIQUIDATE SOME OR ALL OF THESE INVESTMENTS AT A LOSS.

•

OTHER RISKS THAT MAY ADVERSELY IMPACT OUR FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II.	Other Information

Item 6.	Exhibits

3.1	Composite copy of Amended and Restated Bylaws of the Company, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 28, 2008.)

10.1

Thirteenth Amendment to Second Amended and Restated Lease Agreement, dated as of January 4, 2008, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.2

Fourteenth Amendment to Second Amended and Restated Lease Agreement, dated as of February 7, 2008, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.3

Fifteenth Amendment to Second Amended and Restated Lease Agreement, dated as of February 17, 2008, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.4

Sixteenth Amendment to Second Amended and Restated Lease Agreement, dated as of March 1, 2008, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.5

Seventeenth Amended and Restated Lease Agreement, dated as of March 31, 2008, by and among Ellicott City Land I LLC, Ellicott City Land II LLC, HRES2 Properties Trust, SNH CHS Properties Trust, SPTIHS Properties Trust, SPT-Michigan Trust, SPTMNR Properties Trust, SNH/LTA Properties Trust, SNH/LTA Properties GA LLC and SNH Somerford Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.6

Consulting and Noncompetition Agreement, dated as of May 1, 2008, by and between Five Star Quality Care, Inc. and Errett W. Benton. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 7, 2008)

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

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: May 8, 2008

/s/ Francis R. Murphy III
Francis R. Murphy III
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: May 8, 2008