Form 10-Q
period 2008-06-30
FIVE STAR QUALITY CARE INC
filed 2008-08-07
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of registrants’ shares of common stock, $0.01 par value outstanding as of August 6, 2008: 31,844,394.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2008

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.     Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$45,884	$30,999
Accounts receivable, net of allowance of $5,697 and $4,836 at June 30, 2008 and December 31, 2007, respectively	60,998	58,803
Prepaid expenses	3,983	9,041
Investment securities:
Investments in trading securities	—	61,800
Investments in available for sale securities	6,892	7,455
Restricted cash	3,758	3,655
Restricted investments	3,719	3,946
Other current assets	10,181	7,140
Assets of discontinued operations	2,040	3,178
Total current assets	137,455	186,017

Property and equipment, net	132,444	131,705
Investments in trading securities	70,484	—
Restricted cash	2,995	2,568
Restricted investments	10,128	10,375
Goodwill and other intangible assets	22,544	21,877
Other long term assets	4,795	7,912
	$380,845	$360,454

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,311	$19,135
Accrued expenses	18,182	15,222
Accrued compensation and benefits	38,171	30,103
Due to Senior Housing Properties Trust (“Senior Housing”)	13,495	11,242
Mortgage notes payable	187	200
Accrued real estate taxes	7,217	7,352
Security deposit liability	12,895	13,361
Other current liabilities	8,436	7,229
Liabilities of discontinued operations	421	219
Total current liabilities	116,315	104,063

Long term liabilities:
Mortgage notes payable	15,706	15,810
Convertible senior notes	126,500	126,500
Continuing care contracts	3,093	3,159
Other long term liabilities	27,681	24,100
Total long term liabilities	172,980	169,569

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01; 50,000,000 shares authorized, 31,844,394 and 31,818,144 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	318	318
Additional paid-in capital	286,979	286,734
Accumulated deficit	(191,003)	(196,109)
Unrealized loss on investments	(4,744)	(4,121)
Total shareholders’ equity	91,550	86,822
	$380,845	$360,454

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues:
Senior living revenue	$228,442	$200,601	$445,369	$397,664
Hospital revenue	24,421	25,219	49,165	51,348
Pharmacy revenue	18,281	14,318	35,487	28,153
Total revenues	271,144	240,138	530,021	477,165

Operating expenses:
Senior living wages and benefits	111,795	103,901	220,889	205,836
Other senior living operating expenses	58,668	48,501	112,089	98,412
Hospital expenses	22,615	23,373	45,207	46,997
Pharmacy expenses	17,347	13,524	33,550	27,115
Rent expense	39,275	31,963	74,719	64,228
General and administrative	11,722	10,887	22,855	20,946
Depreciation and amortization	3,647	3,238	7,282	6,389
Total operating expenses	265,069	235,387	516,591	469,923

Operating income	6,075	4,751	13,430	7,242
Interest and other income	1,302	1,410	3,796	2,830
Interest expense	(1,600)	(1,677)	(3,194)	(3,455)
Unrealized loss on investments in trading securities	(1,096)	—	(4,366)	—
Gain on extinguishment of debt	—	934	—	4,491

Income from continuing operations before income taxes	4,681	5,418	9,666	11,108
Provision for income taxes	(444)	(275)	(1,010)	(483)
Income from continuing operations	4,237	5,143	8,656	10,625
Loss from discontinued operations	(748)	(1,063)	(3,550)	(1,781)

Net income	$3,489	$4,080	$5,106	$8,844

Weighted average shares outstanding – basic	31,831	31,694	31,825	31,689

Weighted average shares outstanding – diluted	41,562	41,425	41,556	41,420

Basic income per share from:
Continuing operations	$0.13	$0.16	$0.27	$0.34
Discontinued operations	(0.02)	(0.03)	(0.11)	(0.06)
Net income per share	$0.11	$0.13	$0.16	$0.28

Diluted income per share from:
Continuing operations	$0.13	$0.15	$0.26	$0.32
Discontinued operations	(0.02)	(0.02)	(0.09)	(0.04)
Net income per share	$0.11	$0.13	$0.17	$0.28

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$5,106	$8,844
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,282	6,389
Gain on extinguishment of debt	—	(4,491)
Loss from discontinued operations	3,550	1,781
Unrealized loss on investments in trading securities	4,366	—
Provision for losses on receivables, net	861	1,185
Changes in assets and liabilities:
Accounts receivable	(2,765)	5,729
Prepaid expenses and other assets	5,335	10,665
Investment securities	(12,487)	11,663
Accounts payable and accrued expenses	(2,161)	(5,780)
Accrued compensation and benefits	8,068	10,582
Due to Senior Housing	2,253	972
Other current and long term liabilities	2,821	838
Cash provided by operating activities	22,229	48,377

Net cash used in discontinued operations	(398)	(1,726)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts, net	(434)	(2,094)
Acquisition of property and equipment	(36,862)	(36,665)
Assumption of net working capital (exclusive of cash) of acquired senior living communities	3,204	—
Proceeds from disposition of property and equipment held for sale	27,263	17,110
Cash used in investing activities	(6,829)	(21,649)

Cash flows from financing activities:
Repayments of mortgage note payable	(117)	(28,757)
Cash used in financing activities	(117)	(28,757)

Change in cash and cash equivalents	14,885	(3,755)
Cash and cash equivalents at beginning of period	30,999	46,241
Cash and cash equivalents at end of period	$45,884	$42,486

Supplemental cash flow information:
Cash paid for interest	$2,654	$3,063
Cash paid for income taxes	$1,428	$291

Non-cash investing and financing activities:
Issuance of common stock	$245	$180
Real estate acquisition	$—	$5,025
Assumption of mortgage note payable	$—	$4,559

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries have been prepared without audit.  Certain information and disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

As of June 30, 2008, we leased, owned or operated 182 senior living communities containing 19,814 living units, including 133 primarily independent and assisted living communities with 15,405 living units and 49 skilled nursing facilities with 4,409 living units.  Of our 133 primarily independent and assisted living communities, we leased 116 communities containing 14,144 living units from Senior Housing, our former parent, and we owned or leased from parties other than Senior Housing 17 communities with 1,261 living units.  We leased 47 of our 49 skilled nursing facilities from Senior Housing.  Our 182 communities include 5,602 independent living apartments, 8,002 assisted living suites and 6,210 skilled nursing units.  We also operated six institutional pharmacies, one of which provides mail order pharmaceuticals to the general public, and two rehabilitation hospitals that we leased from Senior Housing.  Our two rehabilitation hospitals had 321 beds available for inpatient services, three satellite locations and 18 affiliated outpatient clinics.  Included in the above counts are two assisted living senior living communities containing 173 living units and two pharmacies which have previously been reclassified to discontinued operations.

Note 2.  New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141(R).  SFAS No. 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the effect that the adoption of SFAS No. 141(R) will have on our condensed consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP 14-1.  FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument in a manner that is intended to reflect the issuer’s nonconvertible debt borrowing rate. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and does not permit earlier application.  We are currently evaluating the effect that the adoption of FSP 14-1 will have on our consolidated financial statements.

Note 3.  Property and Equipment

Property and equipment, at cost, consists of the following at:

	June 30, 2008	December 31, 2007
Land	$7,519	$7,196
Buildings and improvements	104,723	99,945
Furniture, fixtures and equipment	55,577	55,660
	167,819	162,801
Accumulated depreciation	(35,375)	(31,096)
	$132,444	$131,705

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

As of June 30, 2008 and December 31, 2007, we had assets classified as “held for sale” of $29,144 and $25,222, respectively, included in our property and equipment that we intend to sell to Senior Housing as permitted by our leases.

Note 4.  Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2008 and 2007 is summarized below:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$3,489	$4,080	$5,106	$8,844
Unrealized loss on investments	(1,463)	(850)	(623)	(893)
Comprehensive income	$2,026	$3,230	$4,483	$7,951

Note 5.  Financial Data By Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and skilled nursing facilities.  Our rehabilitation hospital segment provides inpatient medical rehabilitation services at two hospital locations and three satellite locations and outpatient medical rehabilitation services at 18 affiliated outpatient clinics.  We do not consider our pharmacy operations to be a material, separately reportable segment of our business but we report our pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States.

We use segment operating profit as an important measure to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Our revenues by segment, and a reconciliation of segment operating profit to income from continuing operations before income taxes for the three and six months ended June 30, 2008 and 2007 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other (1)	Total
Three months ended June 30, 2008
Revenues	$228,442	$24,421	$18,281	$271,144
Segment expenses:
Operating expenses	170,463	22,615	17,347	210,425
Rent expense	36,594	2,681	—	39,275
Depreciation and amortization	2,447	309	891	3,647
Total segment expenses	209,504	25,605	18,238	253,347

Segment operating profit (loss)	18,938	(1,184)	43	17,797
General and administrative expenses (2)	—	—	(11,722)	(11,722)
Operating income (loss)	18,938	(1,184)	(11,679)	6,075
Interest and other income	485	—	817	1,302
Interest expense	(327)	—	(1,273)	(1,600)
Unrealized loss on investments in trading securities	—	—	(1,096)	(1,096)
Provision for income taxes	—	—	(444)	(444)
Income (loss) from continuing operations	$19,096	$(1,184)	$(13,675)	$4,237

Total Assets as of June 30, 2008	$250,021	$20,925	$109,899	$380,845

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other (1)	Total
Three months ended June 30, 2007
Revenues	$200,601	$25,219	$14,318	$240,138
Segment expenses:
Operating expenses	152,402	23,373	13,524	189,299
Rent expense	29,394	2,569	—	31,963
Depreciation and amortization	2,290	277	671	3,238
Total segment expenses	184,086	26,219	14,195	224,500

Segment operating profit (loss)	16,515	(1,000)	123	15,638
General and administrative expenses (2)	—	—	(10,887)	(10,887)
Operating profit (loss)	16,515	(1,000)	(10,764)	4,751
Interest and other income	426	—	984	1,410
Interest expense	(319)	—	(1,358)	(1,677)
Gain on extinguishment of debt	934	—	—	934
Provision for income taxes	—	—	(275)	(275)
Income (loss) from continuing operations	$17,556	$(1,000)	$(11,413)	$5,143

Total Assets as of June 30, 2007	$259,839	$23,820	$68,807	$352,466

Six months ended June 30, 2008
Revenues	$445,369	$49,165	$35,487	$530,021
Segment expenses:
Operating expenses	332,978	45,207	33,550	411,735
Rent expense	69,388	5,331	—	74,719
Depreciation and amortization	4,887	617	1,778	7,282
Total segment expenses	407,253	51,155	35,328	493,736

Segment operating profit (loss)	38,116	(1,990)	159	36,285
General and administrative expenses (2)	—	—	(22,855)	(22,855)
Operating income (loss)	38,116	(1,990)	(22,696)	13,430
Interest and other income	1,768	—	2,028	3,796
Interest expense	(633)	—	(2,561)	(3,194)
Unrealized loss on investments in trading securities	—	—	(4,366)	(4,366)
Provision for income taxes	—	—	(1,010)	(1,010)
Income (loss) from continuing operations	$39,251	$(1,990)	$(28,605)	$8,656

Six months ended June 30, 2007
Revenues	$397,664	$51,348	$28,153	$477,165
Segment expenses:
Operating expenses	304,248	46,997	27,115	378,360
Rent expense	59,097	5,131	—	64,228
Depreciation and amortization	4,521	493	1,375	6,389
Total segment expenses	367,866	52,621	28,490	448,977

Segment operating profit (loss)	29,798	(1,273)	(337)	28,188
General and administrative expenses (2)	—	—	(20,946)	(20,946)
Operating income (loss)	29,798	(1,273)	(21,283)	7,242
Interest and other income	781	—	2,049	2,830
Interest expense	(773)	—	(2,682)	(3,455)
Gain on extinguishment of debt	4,491	—	—	4,491
Provision for income taxes	—	—	(483)	(483)
Income (loss) from continuing operations	$34,297	$(1,273)	$(22,399)	$10,625

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

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

Note 6.  Income Taxes

Because we have historically reported losses we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  When we believe that we will more likely than not recover our deferred tax assets, we will record deferred tax assets as an income tax benefit in the consolidated statement of operations, which will affect our results of operations.  At December 31, 2007, our net operating loss carry forwards, totaled approximately $183,000; these will begin to expire in 2023 if unused.

For the six months ended June 30, 2008, we recognized tax expenses of $444, which includes $383 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards. Tax expense also includes $61 related to a non cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes. We may recognize this deferred tax liability as a reduction in the income tax provision if, in some future period, we expense the related items of goodwill for book purposes as the result of its sale, other disposition or impairment.

Note 7.  Earnings Per Share

Basic earnings per share for the periods ended June 30, 2008 and 2007 are computed using the weighted average number of shares outstanding during those periods.  Diluted earnings per share for the period ended June 30, 2008 reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from the assumed issuance upon conversion of our 3.75% convertible senior notes, or the Notes (See Note 11).  The effect of conversion of our Notes on loss from discontinued operations per share is anti-dilutive for the six months ended June 30, 2008 and 2007, respectively.

The following table provides a reconciliation of both net income and the number of common shares, in thousands, used in the computations of diluted earnings per share:

	Three Months Ended June 30,
	2008			2007
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$4,237	31,831	$0.13	$5,143	31,694	$0.16
Conversion of the Notes	1,115	9,731		1,245	9,731
Diluted earnings from continuing operations	$5,352	41,562	$0.13	$6,388	41,425	$0.15

Diluted earnings from discontinued operations	$(748)	41,562	$(0.02)	$(1,063)	41,425	$(0.02)

	Six Months Ended June 30,
	2008			2007
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$8,656	31,825	$0.27	$10,625	31,689	$0.34
Conversion of the Notes	2,230	9,731		2,486	9,731
Diluted earnings from continuing operations	$10,886	41,556	$0.26	$13,111	41,420	$0.32

Diluted earnings from discontinued operations	$(3,550)	41,556	$(0.09)	$(1,781)	41,420	$(0.04)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

Note 8.  Fair Values of Assets and Liabilities

As required, we adopted SFAS 157 effective January 1, 2008 for assets and liabilities we measure on a recurring basis.  Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.  We measure fair value at the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 prioritizes the assumptions that market participants would use in pricing the asset or liability, or the inputs, into three broad levels.  This fair value hierarchy gives the highest priority, or Level 1, to quoted prices in active markets for identical assets or liabilities and the lowest priority, or Level 3, to assumptions that are unobservable.  Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2.  Level 3 inputs are those that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability, based on what we believe is the best information available in the circumstances.  Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are only utilized to the extent that observable inputs are not available, or for which we believe it is not cost effective for us to obtain.

The table below presents the assets and liabilities measured at fair value on a recurring basis at June 30, 2008 categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long lived assets held for sale (1)	$29,144	$29,144	$—	$—
Investments in trading securities (2)	70,484	—	—	70,484
Investments in available for sale securities (3)	20,739	20,739	—	—
Total assets	$120,367	$49,883	$—	$70,484

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

(2) Our investments in trading securities consist of auction rate securities, which are primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  Due to events in the credit markets, auctions for our auction rate securities failed during the first quarter of 2008 and, as a result there is currently no market for the sale of these securities.  We therefore report our auction rate securities at fair value utilizing Level 3 inputs.  We measured the fair value of these securities by reference to a statement provided by our broker that was calculated with the assistance of a valuation model.  This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate discount rate.  The analysis also included a comparison, when possible, to other observable market data with characteristics similar to our auction rate securities.  We reviewed the components of, and calculations made under, our broker’s model.  Due to the declines in fair value for our auction rate securities during the six months ended June 30, 2008, we have recorded an unrealized loss of $4,366.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

On March 31, 2008, we reclassified our auction rate securities from current to non-current investments due to our belief that the market for student loan collateralized instruments may take in excess of twelve months to recover.

(3) Investments in available for sale securities consist of corporate bonds, preferred securities and variable rate demand obligations and are reported in our balance sheet as current investments in available for sale securities of $6,892, current restricted investments of $3,719 and long term restricted investments of $10,128.  These securities are carried at fair value utilizing Level 1 inputs based on quoted market prices with changes in fair value recorded in other comprehensive income.  When a change in fair value is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings.

Based on market conditions, our valuation methodology for investments in trading securities changed.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy.  The table below presents the change in fair value measurements that used Level 3 inputs during the three and six months ended June 30, 2008:

Investments in trading securities
Balance, at January 1, 2008	$—
Transfers into Level 3	74,850
Change in value recognized in earnings	(3,270)
Balance, at March 31, 2008	71,580
Change in value recognized in earnings	(1,096)
Balance, at June 30, 2008	$70,484

Note 9.  Line of Credit

We have a $40,000 revolving bank credit facility for general business purposes, including acquisitions and working capital, which is currently scheduled to expire in May 2009. The amount we are able to borrow at any time is subject to limitation based upon qualifying collateral. We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios; this facility also places limits on our ability to incur or assume debt or create liens with respect to certain of our assets and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may borrow under this credit facility may be increased to $80,000.  The termination date of this facility may be extended twice, in each case by twelve months upon our payment of extension fees and other conditions, including lender’s approvals. As of June 30, 2008 and August 6, 2008, no amounts were outstanding under this credit facility. As of June 30, 2008 and August 6, 2008, we believe we were and are in compliance with all applicable covenants under this credit facility.  Interest expense and other associated costs related to this facility were $34 and $113 for the three months ended June 30, 2008 and 2007, respectively, and $83 and $196 for the six months ended June 30, 2008 and 2007, respectively.

Note 10.  Mortgages Payable

At June 30, 2008, four of our communities were encumbered by five United States Department of Housing and Urban Development, or HUD, insured mortgages totaling $15,893.  The weighted average interest rate on these loans was 6.6%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.  We recorded mortgage premiums in connection with some of these HUD mortgages in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturities of the mortgages.  The mortgage premium balance included in the mortgage notes payable as of June 30, 2008 was $749.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

Mortgage interest expense, including premium amortization, was $327 and $319 for the three months ended June 30, 2008 and 2007, respectively, and $633 and $773 for the six months ended June 30, 2008 and 2007, respectively.

Note 11.  Convertible Senior Notes due 2026

In October 2006, we issued $126,500 principal amount of Convertible Senior Notes due in 2026.  Our net proceeds from this offering were approximately $122,600.  These Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of notes, which represents an initial conversion price of $13.00 per share.  Interest expense and other associated costs on the notes were $1,239 and $1,245 for the three months ended June 30, 2008 and 2007, respectively, and $2,478 and $2,486 for the six months ended June 30, 2008 and 2007, respectively.  The Notes are guaranteed by certain of our domestic wholly owned subsidiaries (see Note 14).  These Notes mature on October 15, 2026; we may prepay the Notes at anytime after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15, 2013, October 15, 2016 and October 15, 2021.  We issued these Notes pursuant to an indenture which contains various customary covenants.  We believe we are in compliance with all applicable covenants of the indenture.

Note 12.  Related Person Transactions

We lease 163 of our 182 senior living communities and the two rehabilitation hospitals that we operated on June 30, 2008 from Senior Housing for total annual minimum rent of $153,243.  In addition to the minimum rent, we paid $877 and $616 in percentage rent to Senior Housing for the three months ended June 30, 2008 and 2007, respectively and $1,896 and $1,168 for the six months ended June 30, 2008 and 2007, respectively.

Included in the 163 communities we lease from Senior Housing are 19 senior living communities with 1,743 units which Senior Housing acquired and we began to operate during the first quarter of 2008.  Twenty-one of these communities are assisted living communities (one of which offers some skilled nursing services and one of which offers some independent living services) and one is a continuing care retirement community which offers independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these 19 communities is $21,790 per year, plus future increases calculated as a percentage of the revenue increases for all of these communities after 2009.  We added nine of these communities to one of our existing leases with Senior Housing which has a term ending in 2022, with renewal options thereafter.  We added the remaining 10 of these communities to another existing lease with Senior Housing which has a term ending in 2024, with renewal options thereafter.

During the six months ended June 30, 2008, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $27,263 of improvements made to properties leased from Senior Housing, and our annual rent payable to Senior Housing increased by $2,431.

On June 30, 2008, we and Senior Housing realigned our three principal combination leases.  The aggregate rent payable by us to Senior Housing is unchanged as a result of this lease realignment and the increased rent payable, if and as Senior Housing purchases improvements to the leased properties, will be set at the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.

Note 13.  Discontinued Operations

In March 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we lease from Senior Housing.  We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual minimum rent payable to Senior Housing will decrease by 9.5% of the net proceeds of the sale to Senior Housing, in accordance with the terms of our lease with Senior Housing.  In December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska.  As of June 30, 2008, we have disposed of substantially all of our assets and liabilities related to the assisted living communities which we expect to sell.  The assets and liabilities related to the two pharmacies that we expect to sell are presented separately in the consolidated balance sheet.  We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

results of these discontinued operations included in the financial statements for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$3,023	$3,374	$5,994	$6,539
Expenses	(3,771)	(4,437)	(9,544)	(8,320)
Net loss	$(748)	$(1,063)	$(3,550)	$(1,781)

Note 14.  Guarantor Financial Information

Our Notes are guaranteed by certain of our domestic wholly owned subsidiaries.  Such guarantees are full, unconditional and joint and several.  Condensed consolidating financial information related to us, our guarantor subsidiaries and our non-guarantor subsidiaries for all periods presented are stated below:

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$87,073	$141,369	$—	$228,442
Hospital revenue	—	—	24,421	—	24,421
Pharmacy revenue	—	—	18,281	—	18,281
Total revenues	—	87,073	184,071	—	271,144

Operating expenses:
Senior living wages and benefits	—	37,460	74,335	—	111,795
Other senior living operating expenses	—	22,270	36,398	—	58,668
Hospital expenses	—	—	22,615	—	22,615
Pharmacy expenses	—	—	17,347	—	17,347
Rent expense	—	17,334	21,941	—	39,275
General and administrative expenses	—	—	11,722	—	11,722
Depreciation and amortization	—	1,199	2,448	—	3,647
Total operating expenses	—	78,263	186,806	—	265,069

Operating income	—	8,810	(2,735)	—	6,075
Interest and other income	—	—	1,302	—	1,302
Interest expense	—	—	(1,600)	—	(1,600)
Gain on extinguishment of debt	—	—	(1,096)	—	(1,096)
Equity in earnings of subsidiaries	3,489	—	—	(3,489)	—

Income from continuing operations before income taxes	3,489	8,810	(4,129)	(3,489)	4,681
Provision for income taxes	—	—	(444)	—	(444)
Income from continuing operations	3,489	8,810	(4,573)	(3,489)	4,237

Loss from discontinued operations	—	—	(748)	—	(748)

Net income (loss)	$3,489	$8,810	$(5,321)	$(3,489)	$3,489

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$84,988	$115,613	$—	$200,601
Hospital revenue	—	—	25,219	—	25,219
Pharmacy revenue	—	—	14,318	—	14,318
Total revenues	—	84,988	155,150	—	240,138

Operating expenses:
Senior living wages and benefits	—	38,242	65,659	—	103,901
Other senior living operating expenses	—	24,536	23,965	—	48,501
Hospital expenses	—	—	23,373	—	23,373
Pharmacy expenses	—	—	13,524	—	13,524
Rent expense	—	16,613	15,350	—	31,963
General and administrative expenses	—	—	10,887	—	10,887
Depreciation and amortization	—	1,198	2,040	—	3,238
Total operating expenses	—	80,589	154,798	—	235,387

Operating income	—	4,399	352	—	4,751
Interest and other income	—	—	1410	—	1,410
Interest expense	—	—	(1,677)	—	(1,677)
Gain on extinguishment of debt	—	—	934	—	934
Equity in earnings of subsidiaries	4,080	—	—	(4,080)	—
Income from continuing operations before income taxes	4,080	4,399	1,019	(4,080)	5,418
Provision for income taxes	—	—	(275)	—	(275)
Income from continuing operations	4,080	4,399	744	(4,080)	5,143

Loss from discontinued operations	—	—	(1,063)	—	(1,063)

Net income (loss)	$4,080	$4,399	$(319)	$(4,080)	$4,080

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$175,988	$269,381	$—	$445,369
Hospital revenue	—	—	49,165	—	49,165
Pharmacy revenue	—	—	35,487	—	35,487
Total revenues	—	175,988	354,033	—	530,021

Operating expenses:
Senior living wages and benefits	—	75,346	145,543	—	220,889
Other senior living operating expenses	—	43,691	68,398	—	112,089
Hospital expenses	—	—	45,207	—	45,207
Pharmacy expenses	—	—	33,550	—	33,550
Rent expense	—	34,578	40,141	—	74,719
General and administrative expenses	—	—	22,855	—	22,855
Depreciation and amortization	—	2,421	4,861	—	7,282
Total operating expenses	—	156,036	360,555	—	516,591

Operating income	—	19,952	(6,522)	—	13,430
Interest and other income	—	—	3,796	—	3,796
Interest expense	—	—	(3,194)	—	(3,194)
Unrealized loss on investments in trading securities	—	—	(4,366)	—	(4,366)
Equity in earnings of subsidiaries	5,106	—	—	(5,106)	—

Income from continuing operations before income taxes	5,106	19,952	(10,286)	(5,106)	9,666
Provision for income taxes	—	—	(1,010)	—	(1,010)
Income from continuing operations	5,106	19,952	(11,296)	(5,106)	8,656

Loss from discontinued operations	—	—	(3,550)	—	(3,550)

Net income (loss)	$5,106	$19,952	$(14,846)	$(5,106)	$5,106

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$169,027	$228,637	$—	$397,664
Hospital revenue	—	—	51,348	—	51,348
Pharmacy revenue	—	—	28,153	—	28,153
Total revenues	—	169,027	308,138	—	477,165

Operating expenses:
Senior living wages and benefits	—	76,971	128,865	—	205,836
Other senior living operating expenses	—	50,592	47,820	—	98,412
Hospital expenses	—	—	46,997	—	46,997
Pharmacy expenses	—	—	27,115	—	27,115
Rent expense	—	33,237	30,991	—	64,228
General and administrative expenses	—	—	20,946	—	20,946
Depreciation and amortization	—	2,372	4,017	—	6,389
Total operating expenses	—	163,172	306,751	—	469,923

Operating income	—	5,855	1,387	—	7,242
Interest and other income	—	(8)	2,838	—	2,830
Interest expense	—	—	(3,455)	—	(3,455)
Gain on extinguishment of debt	—	—	4,491	—	4,491
Equity in earnings of subsidiaries	8,844	—	—	(8,844)	—
Income from continuing operations before income taxes	8,844	5,847	5,261	(8,844)	11,108
Provision for income taxes	—	—	(483)	—	(483)
Income from continuing operations	8,844	5,847	4,778	(8,844)	10,625

Loss from discontinued operations	—	—	(1,781)	—	(1,781)

Net income	$8,844	$5,847	$2,997	$(8,844)	$8,844

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$8,124	$37,760	$—	$45,884
Accounts receivable, net	—	658	60,340	—	60,998
Restricted cash and investments	—	1,572	5,905	—	7,477
Investment securities		—	6,892	—	6,892
Prepaid expenses and other current assets	—	1,714	12,450	—	14,164
Assets of discontinued operations	—	—	2,040	—	2,040
Total current assets	—	12,068	125,387	—	137,455

Property and equipment, net	—	26,979	105,465	—	132,444
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Restricted cash and investments	—	1,321	11,802	—	13,123
Investments in trading securities	—	—	70,484	—	70,484
Intercompany	229,293	—	—	(229,293)	—
Goodwill and other intangible assets	—	—	22,544	—	22,544
Other long term assets	—	—	4,795	—	4,795
	$229,493	$40,368	$340,677	$(229,693)	$380,845

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$19,227	$96,901	$—	$116,128
Mortgage notes payable	—	—	187	—	187
Total current liabilities	—	19,227	97,088	—	116,315

Long term liabilities:
Mortgage notes payable	—	—	15,706	—	15,706
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	4,698	26,076	—	30,774
Total long term liabilities	200	4,698	168,282	(200)	172,980

Total shareholders’ equity	229,293	16,443	75,307	(229,493)	91,550

	$229,493	$40,368	$340,677	$(229,693)	$380,845

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$5,422	$25,577	$—	$30,999
Accounts receivable, net	—	11,209	47,594	—	58,803
Investments	—	—	69,255	—	69,255
Prepaid expenses and other current assets	—	5,021	18,761	—	23,782
Assets of discontinued operations	—	—	3,178	,—	3,178
Total current assets	—	21,652	164,365	—	186,017

Property and equipment, net	—	28,874	102,831	—	131,705
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Intercompany	229,048	—	—	(229,048)	—
Other long term assets	—	—	42,732	—	42,732
	$229,248	$50,526	$310,128	$(229,448)	$360,454

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$27,823	$75,821	$—	$103,644
Mortgage notes payable	—	—	200	—	200
Liabilities of discontinued operations	—	—	219	—	219
Total current liabilities	—	27,823	76,240	—	104,063

Long term liabilities:
Mortgage notes payable	—	—	15,810	—	15,810
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	15,161	12,098	—	27,259
Total long term liabilities	200	15,161	154,408	(200)	169,569

Total shareholders’ equity	229,048	7,542	79,480	(229,248)	86,822

	$229,248	$50,526	$310,128	$(229,448)	$360,454

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$5,106	$19,952	$(14,846)	$(5,106)	$5,106
Undistributed equity in earnings of subsidiaries	(5,106)	—	—	5,106	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(16,252)	33,375	—	17,123
Net cash provided by (used in) operating activities	—	3,700	18,529	—	22,229

Net cash used in discontinued operations	—	—	(398)	—	(398)

Cash flows from investing activities:
Capital expenditures	—	(15,612)	(21,250)	—	(36,862)
Proceeds from the sale of property and equipment	—	15,101	12,162	—	27,263
Other, net	—	(487)	3,257	—	2,770
Net cash used in investing activities	—	(998)	(5,831)	—	(6,829)

Cash flows from financing activities:
Change in borrowings, net	—	—	(117)	—	(117)
Net cash used in financing activities	—	—	(117)	—	(117)

Change in cash and cash equivalents	—	2,702	12,183	—	14,885
Cash and cash equivalents at beginning of period	—	5,422	25,577	—	30,999
Cash and cash equivalents at end of period	$—	$8,124	$37,760	$—	$45,884

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$8,844	$5,847	$2,997	$(8,844)	$8,844
Undistributed equity in earnings of subsidiaries	(8,844)	—	—	8,844	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(6,350)	45,883	—	39,533
Net cash provided by (used in) operating activities	—	(503)	48,880	—	48,377

Net cash used in discontinued operations	—	—	(1,726)	—	(1,726)

Cash flows from investing activities:
Acquisition of property and equipment	—	(11,970)	(24,695)	—	(36,665)
Proceeds from disposition of property and equipment	—	6,907	10,203	—	17,110
Other, net	—	—	(2,094)	—	(2,094)
Net cash used in investing activities	—	(5,063)	(16,586)	—	(21,649)

Cash flows from financing activities:
Change in borrowings, net	—	—	(28,757)	—	(28,757)
Net cash used in financing activities	—	—	(28,757)	—	(28,757)

Change in cash and cash equivalents	—	(5,566)	1,811	—	(3,755)
Cash and cash equivalents at beginning of period	—	8,065	38,176	—	46,241
Cash and cash equivalents at end of period	$—	$2,499	$39,987	$—	$42,486

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

Note 15.  Subsequent Events

On July 1, 2008, we agreed to lease ten assisted living communities located in Pennsylvania and New Jersey that were previously operated by NewSeasons Assisted Living Communities, Inc., or “NewSeasons”, under leases from Senior Housing.    In consideration of our lease assumption, NewSeasons paid us $10,000 and transferred title to certain personal property located at the communities.  We have recorded this lease concession as a liability, on our balance sheet, which will be amortized to rent expense over the remaining lease term.  Simultaneously with these negotiations with NewSeasons, we negotiated to purchase three of these communities from Senior Housing and to lease the remaining seven. Effective July 1, 2008, we acquired these three assisted living communities with 259 units located in Pennsylvania and New Jersey for $21,400 from Senior Housing.  We allocated the purchase price of these communities to land, building and equipment.  The purchase price of these properties was equal to the seller’s net book value which Senior Housing and we believe reflects the fair market value of these properties.  We and Senior Housing are obtaining appraisals of the properties, which appraisals have not yet been completed.  If such appraisals indicate that the aggregate fair market value of the properties is materially different from the purchase price, then we and Senior Housing shall make the appropriate adjustments to cash consideration and rent.   The remaining seven communities with 614 units will be leased from Senior Housing for annual rent of approximately $7,600 per year.  We acquired these ten communities because they complement our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources.  All of the revenues of these communities come from residents’ private resources.

On August 1, 2008, we leased from Senior Housing two assisted living communities with a total of 112 units which Senior Housing purchased from an unrelated party.  Our rent payable to Senior Housing for these two communities is $1,100 per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  We added these communities to our existing lease with Senior Housing which has a term ending in 2024, with renewal options thereafter.  In addition, we purchased land adjacent to one of these communities for $890 for future development.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and skilled nursing facilities.  Our rehabilitation hospital segment provides inpatient medical rehabilitation services at our two hospital locations and three satellite locations and outpatient medical rehabilitation services at 18 affiliated outpatient clinics.  We do not consider our pharmacy operations to be a significant, separately reportable segment of our business but we report our pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States.

We use segment operating profit as an important measure to evaluate our performance and for internal business decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Key Statistical Data (for the three months ended June 30, 2008 and 2007):

The following tables present a summary of our operations for the three months ended June 30, 2008 and 2007:

Senior living communities:

	Three months ended June 30,
(in thousands, except per day amounts)	2008	2007	$ Change	% Change
Senior living revenue	$228,442	$200,601	$27,841	13.9%
Senior living wages and benefits	(111,795)	(103,901)	(7,894)	7.6%
Other senior living operating expenses	(58,668)	(48,501)	(10,167)	21.0%
Rent expense	(36,594)	(29,394)	(7,200)	24.5%
Depreciation and amortization	(2,447)	(2,290)	(157)	6.9%
Interest expense	(327)	(319)	(8)	2.5%
Interest and other income	485	426	59	13.8%
Gain on extinguishment of debt	—	934	(934)	(100.0)%
Senior living income from continuing operations	19,096	17,556	1,540	8.8%

No. of communities (end of period)	182	161	21	13.0%
No. of living units (end of period)	19,814	18,007	1,807	10.0%
Occupancy	88.6%	90.0%	n/a	(1.4)%
Average daily rate	$145.75	$136.11	$9.64	7.1%
Percent of senior living revenue from Medicare	15.2%	15.6%	n/a	(0.4)%
Percent of senior living revenue from Medicaid	16.9%	18.0%	n/a	(1.1)%
Percent of senior living revenue from private and other sources	67.9%	66.4%	n/a	1.5%

Comparable communities (senior living communities that we have operated continuously since April 1, 2007):

	Three months ended June 30,
(in thousands, except per day amounts)	2008	2007	$ Change	% Change
Senior living revenue	$207,586	$200,329	$7,257	3.6%
Senior living community expenses	(155,451)	(152,207)	(3,244)	2.1%
No. of communities (end of period)	162	162	—	—
No. of living units (end of period)	18,016	18,016	—	—
Occupancy	88.7%	90.0%	—	(1.3)%
Average daily rate	$144.09	$136.21	$7.88	5.8%
Percent of senior living revenue from Medicare	16.3%	15.6%	n/a	0.7%
Percent of senior living revenue from Medicaid	18.0%	18.0%	n/a	—
Percent of senior living revenue from private and other sources	65.8%	66.4%	n/a	(0.6)%

Rehabilitation hospitals:

	Three months ended June 30,
(in thousands)	2008	2007	$ Change	% Change
Hospital revenues	$24,421	$25,219	$(798)	(3.2)%
Hospital expenses	(22,615)	(23,373)	758	(3.2)%
Rent expense	(2,681)	(2,569)	(112)	4.4%
Depreciation and amortization	(309)	(277)	(32)	11.6%
Hospital loss from continuing operations	(1,184)	(1,000)	(184)	18.4%

Corporate and Other (1):

	Three months ended June 30,
(in thousands)	2008	2007	$ Change	% Change
Pharmacy revenue	$18,281	$14,318	$3,963	27.7%
Pharmacy expenses	(17,347)	(13,524)	(3,823)	28.3%
Depreciation and amortization	(891)	(671)	(220)	32.8%
General and administrative (2)	(11,722)	(10,887)	(835)	7.7%
Unrealized loss on investments in trading securities	(1,096)	—	(1,096)	n/a
Interest and other income	817	984	(167)	(17.0)%
Interest expense	(1,273)	(1,358)	85	(6.3)%
Provision for income taxes	(444)	(275)	(169)	61.5%
Corporate and Other loss from continuing operations	(13,675)	(11,413)	(2,262)	19.8%

(1) Corporate and Other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses.

Consolidated:

	Three months ended June 30,
(in thousands)	2008	2007	$ Change	% Change
Summary of revenue:
Senior living revenue	$228,442	$200,601	$27,841	13.9%
Hospital revenue	24,421	25,219	(798)	(3.2)%
Corporate and Other	18,281	14,318	3,963	27.7%
Total revenue	271,144	240,138	31,006	12.9%

Summary of income from continuing operations:
Senior living communities	19,096	17,556	1,540	8.8%
Rehabilitation hospitals	(1,184)	(1,000)	(184)	18.4%
Corporate and Other	(13,675)	(11,413)	(2,262)	19.8%
Income from continuing operations	4,237	5,143	(906)	(17.6)%

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Senior living communities:

The 13.9% increase in senior living revenue for the three months ended June 30, 2008 is due primarily to revenues from the 19 communities we began to operate in the first quarter of 2008 and increased per diem charges, partially offset by a decrease in occupancy.  The 3.6% increase in senior living revenue at the communities that we have operated continuously since April 1, 2007 is due primarily to increased per diem charges, partially offset by a decrease in occupancy.

The 7.6% increase in senior living wages and benefits costs for the three months ended June 30, 2008 is primarily due to wages and benefits from the 19 communities we began to operate in the first quarter of 2008 and wage increases.  The 21.0% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the 19 communities we began to operate in the first quarter of 2008.  The senior living community expenses for the senior living communities that we have operated continuously since April 1, 2007 have increased by 2.1%, principally due to wage and benefit increases.  The 24.5% rent expense increase is due to the communities that we began to operate in the first quarter of 2008 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since April 1, 2007.

The 6.9% increase in depreciation and amortization expense for the three months ended June 30, 2008 is primarily attributable to our purchase of furniture and fixtures for our communities.

Rehabilitation hospitals:

The 3.2% decrease in hospital revenues for the three months ended June 30, 2008 was primarily due to a decrease in census and the closing of several unprofitable outpatient clinics.  The 3.2% decrease in hospital expenses was primarily due to reductions in labor and benefit expenses and the closing of several unprofitable outpatient clinics.

The 4.4% rent expense increase for the three months ended June 30, 2008 over the same period in 2007 is due to our payment of additional rent for hospital capital improvements purchased by Senior Housing since April 1, 2007.

The 11.6% increase in depreciation and amortization expense for the three months ended June 30, 2008 is primarily attributable to our purchase of furniture and fixtures for our rehabilitation hospitals.

Corporate and other:

The 27.7% increase in pharmacy revenues and the 28.3% increase in pharmacy expenses for the three months ended June 30, 2008, is primarily the result of adding new customers from both our existing senior living and third party operated communities.

The 7.7% increase in general and administrative expenses for the three months ended June 30, 2008 over the same period in 2007 results from the 19 communities we began to operate in the first quarter of 2008.

The 32.8% increase in depreciation and amortization expense for the three months ended June 30, 2008 is primarily attributable to our purchase of furniture and fixtures for our pharmacies and corporate and regional offices.

During the three months ended June 30, 2008, we recognized an unrealized loss of $1.1 million on investments in trading securities related to our holdings of auction rate securities.

Our interest and other income decreased by $167,000, or 17.0%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily as a result of lower interest rates earned on our cash investments.

For the three months ended June 30, 2008, we incurred taxes of $444,000, which includes $383,000 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards and $61,000 related to a non cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Key Statistical Data (for the six months ended June 30, 2008 and 2007):

The following tables present a summary of our operations for the six months ended June 30, 2008 and 2007:

Senior living communities:

	Six months ended June 30,
(in thousands, except per day amounts)	2008	2007	$ Change	% Change
Senior living revenue	$445,369	$397,664	$47,705	12.0%
Senior living wages and benefits	(220,889)	(205,836)	(15,053)	7.3%
Other senior living operating expenses	(112,089)	(98,412)	(13,677)	13.9%
Rent expense	(69,388)	(59,097)	(10,291)	17.4%
Depreciation and amortization	(4,887)	(4,521)	(366)	8.1%
Interest expense	(633)	(773)	140	(18.1)%
Interest and other income	1,768	781	(987)	126.4%
Gain on extinguishment of debt	—	4,491	(4,491)	(100.0)%
Senior living income from continuing operations	39,251	34,297	4,954	14.4%

No. of communities (end of period)	182	161	21	13.0%
No. of living units (end of period)	19,814	18,007	1,807	10.0%
Occupancy	89.2%	90.1%	n/a	(0.9)%
Average daily rate	$143.23	$135.80	$7.43	5.5%
Percent of net revenues from residents from Medicare	15.6%	15.6%	n/a	—
Percent of net revenues from residents from Medicaid	17.4%	18.0%	n/a	(0.6)%
Percent of net revenues from residents from private and other sources	67.0%	66.4%	n/a	0.6%

Comparable communities (communities that we operated continuously since January 1, 2007):

	Six months ended June 30,
(in thousands, except per day amounts)	2008	2007	$ Change	% Change
Net revenues from residents	$416,690	$397,392	$19,298	4.9%
Community expenses	(311,522)	(304,053)	(7,469)	2.5%
No. of communities (end of period)	162	162	—	—
No. of living units (end of period)	18,016	18,016	—	—
Occupancy	89.2%	90.1%	n/a	(0.9)%
Average daily rate	$143.83	$135.85	$7.98	5.9%
Percent of net revenues from residents from Medicare	16.3%	15.6%	n/a	0.7%
Percent of net revenues from residents from Medicaid	17.9%	18.0%	n/a	(0.1)%
Percent of net revenues from residents from private and other sources	65.7%	66.4%	n/a	(0.7)%

Rehabilitation hospitals:

	Six months ended June 30,
(in thousands)	2008	2007	$ Change	% Change
Hospital revenues	$49,165	$51,348	$(2,183)	(4.3)%
Hospital expenses	(45,207)	(46,997)	1,790	(3.8)%
Rent expense	(5,331)	(5,131)	(200)	3.9%
Depreciation and amortization	(617)	(493)	(124)	25.2%
Hospital loss from continuing operations	(1,990)	(1,273)	(717)	56.3%

Corporate and Other (1):

	Six months ended June 30,
(in thousands)	2008	2007	$ Change	% Change
Pharmacy revenue	$35,487	$28,153	7,334	26.1%
Pharmacy expenses	(33,550)	(27,115)	(6,435)	23.7%
Depreciation and amortization	(1,778)	(1,375)	(403)	29.3%
General and administrative (2)	(22,855)	(20,946)	(1,909)	9.1%
Unrealized loss on investments in trading securities	(4,366)	—	(4,366)	—
Interest and other income	2,028	2,049	(21)	(1.0)%
Interest expense	(2,561)	(2,682)	121	(4.5)%
Provision for income taxes	(1,010)	(483)	(527)	109.1%
Corporate and Other loss from continuing operations	(28,605)	(22,399)	(6,206)	27.7%

(1) Corporate and Other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses.

Consolidated:

	Six months ended June 30,
(in thousands)	2008	2007	$ Change	% Change
Summary of revenue:
Senior living revenue	$445,369	$397,664	$47,705	12.0%
Hospital revenue	49,165	51,348	(2,183)	(4.3)%
Corporate and Other	35,487	28,153	7,334	26.1%
Total revenue	530,021	477,165	52,856	11.1%

Summary of income from continuing operations:
Senior living communities	39,251	34,297	4,954	14.4%
Rehabilitation hospitals	(1,990)	(1,273)	(717)	56.3%
Corporate and Other	(28,605)	(22,399)	(6,206)	27.7%
Income from continuing operations	8,656	$10,625	(1,969)	(18.5)%

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Senior living communities:

The 12.0% increase in senior living revenue for the six months ended June 30, 2008 is due primarily to revenues from the 19 communities we began to operate in the first quarter of 2008 and increased per diem charges, partially offset by a decrease in occupancy.  The 4.9% increase in senior living revenue at the communities that we have operated continuously since January 1, 2007 is due primarily to increased per diem charges, partially offset by a decrease in occupancy.

Our 7.3% increase in senior living wages and benefits costs for the six months ended June 30, 2008 is primarily due to wages and benefits at the 19 communities we began to operate in the first quarter of 2008, and wage increases.  The 13.9% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the 19 communities we began to operate in the first quarter of 2008, and increased charges from various service providers.  The senior living community expenses for the senior living communities that we have operated continuously since January 1, 2007 have increased by 2.5%, principally due to wage and benefit increases.  The 17.4% rent expense increase is due to the addition of 19 communities that we began to operate in the first quarter of 2008, our payment of percentage rent and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since July 1, 2007.

The 8.1% increase in depreciation and amortization expense for the six months ended June 30, 2008 is primarily attributable to our purchase of furniture and fixtures for our communities as well as the one community we acquired in April 2007.

Our interest and other income increased by $987,000, or 126.4%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily as a result of recognizing an $840,000 gain related to a 2003 sale of a property that was previously deferred until the buyer paid in full our note receivable during the first quarter of 2008.

Our interest expense for the six months ended June 30, 2008 decreased in 2008 by 18.1% because in 2007, we prepaid seven United States Department of Housing and Urban Development, or HUD, insured mortgages that were secured by six of our communities.  We recognized a net gain of $4.5 million during 2007 on extinguishments of these seven mortgages that consisted of the elimination of $5.4 million of debt premium offset by $841,000 in prepayment penalties which we paid.

Rehabilitation hospitals:

The 4.3% decrease in hospital revenues for the six months ended June 30, 2008 was primarily due to a decrease in census and the closing of several unprofitable outpatient clinics.  The 3.8% decrease in hospital expenses was primarily due to reductions in labor and benefit expenses and the closing of several unprofitable outpatient clinics.

The 3.9% rent expense increase in the six months ended June 30, 2008 over the same period in 2007 is due to our payment of additional rent for hospital capital improvements purchased by Senior Housing since July 1, 2007.

The 25.2% increase in depreciation and amortization expense for the six months ended June 30, 2008 is primarily attributable to our purchase of furniture and fixtures for our rehabilitation hospitals.

Corporate and other:

The 26.1% and 23.7% increase in 2008 revenues and expenses, respectively, from our pharmacies for the six months ended June 20, 2008 is primarily the result of adding new customers from both our existing senior living and third party communities.

The 9.1% increase in general and administrative expenses for the six months ended June 30, 2008 over the same period in 2007 results from the 19 communities we began to operate in the first quarter of 2008.

The 29.3% increase in depreciation and amortization expense for the six months ended June 30, 2008 is primarily attributable to our purchase of furniture and fixtures for our pharmacies and corporate and regional offices.

During the six months ended June 30, 2008, we recognized an unrealized loss of $4.4 million on investments in trading securities related to our holdings of auction rate securities.

For the six months ended June 30, 2008, we incurred taxes of $1.0 million, which includes $889,000 of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards and $121,000 of a non cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

LIQUIDITY AND CAPITAL RESOURCES

Investments

At June 30, 2008, we had $70.5 million invested in auction rate securities which we classified as long term investments in trading securities.  Starting in February 2008, as a result of changes in the capital markets, auctions affecting our auction rate securities failed to close on their settlement dates.  We do not know if future auctions for our auction rate securities will successfully close on future auction settlement dates.   On March 31, 2008, we moved our auction rate securities from current assets to non-current assets due to our belief that the market for student loan collateralized instruments may take in excess of twelve months to fully recover.

Our auction rate securities consist primarily of bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  The maturities of our auction rate securities range from 2032 to 2047.  However, historically we have had the option to liquidate our investments in our auction rate securities whenever the interest rates are reset at auctions, usually every 35 days.  All of our auction rate securities were rated “AAA” by at least one nationally recognized debt rating agency when we made these investments, and, to our knowledge, none of these ratings have been reduced.  We and the broker dealer, who marketed the auction rate securities which we own, are presently monitoring developments in the auction rate securities markets.  Based upon our analysis of impairment factors through June 30, 2008, we have recognized an unrealized loss of $4.4 million on our investments in these securities.

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

Assets and Liabilities

Our total current assets at June 30, 2008 were $137.5 million, compared to $186.0 million at December 31, 2007.  At June 30, 2008, we had cash and cash equivalents of $45.9 million compared to $31.0 at December 31, 2007.  Our current liabilities were $116.3 million at June 30, 2008, compared to $104.1 million at December 31, 2007.  The decrease in current assets is primarily the result of our reclassifying our investments in auction rate securities from current to long term assets.

Our Cash Flows

Cash provided from continuing operations was $22.2 million for the first half of 2008 as compared with $48.4 million for the same period of 2007.  Excluding cash flows associated with our investments in trading securities, cash provided from continuing operations was $34.7 and $36.7 for the six months ended June 30, 2008 and 2007, respectively. Acquisitions of property plant and equipment, on a net basis after considering the proceeds from sales of fixed assets to Senior Housing, were $9.4 million and $19.6 million for the six month periods ended June 30, 2008 and 2007, respectively.  During the first six months of 2007, as a result of an early repayment of debt, we repaid long term debt of $28.8 million.

Our Leases with Senior Housing

As of June 30, 2008, we leased 163 senior living communities and two rehabilitation hospitals from Senior Housing under six leases.  Our leases with Senior Housing require us to pay minimum rent of $153.2 million annually and percentage rent for most senior living communities but not for our rehabilitation hospitals.  We paid approximately $877,000 and $616,000 in percentage rent to Senior Housing for the three months ended June 30, 2008 and 2007, respectively, and $1.9 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively.

Upon our request, Senior Housing may purchase our capital expenditures made at the properties we lease from Senior Housing and increase our rent pursuant to contractual formulas.  During the six months ended June 30, 2008, Senior Housing reimbursed us $27.3 million for capital expenditures made at the properties leased from Senior Housing and these purchases resulted in our annual rent being increased by $2.4 million.

On June 30, 2008, we and Senior Housing realigned our three principal combination leases.  The aggregate rent payable by us to Senior Housing is unchanged as a result of this lease realignment and the increased rent payable, if and as Senior Housing purchases improvements to the leased properties, will be set at the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.

On July 1, 2008, we agreed to lease ten assisted living communities located in Pennsylvania and New Jersey that were previously operated by NewSeasons Assisted Living Communities, Inc., or “NewSeasons”, under leases from Senior Housing.  In consideration of our lease assumption, NewSeasons paid us $10.0 million and transferred title to certain personal property located at the communities.  We have recorded this lease concession as a liability, on our balance sheet, which will be amortized to rent expense over the remaining lease term.  Simultaneously with these negotiations with NewSeasons, we negotiated to purchase three of these communities from Senior Housing and to lease the remaining seven. Effective July 1, 2008, we acquired these three assisted living communities with 259 units located in Pennsylvania and New Jersey for $21.4 million from Senior Housing.  We allocated the purchase price of these communities to land, building and equipment.  The purchase price of these properties was equal to the seller’s net book value which Senior Housing and we believe reflects the fair market value of these properties.  We and Senior Housing are obtaining appraisals of the properties, which appraisals have not yet been completed.  If such appraisals indicate that the aggregate fair market value of the properties is materially different from the purchase price, then we and Senior Housing shall make the appropriate adjustments to cash consideration and rent.   The remaining seven communities with 614 units will be leased from Senior Housing for annual rent of approximately $7.6 million per year.  We acquired these ten communities because they complement our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources.  All of the revenues of these communities come from residents’ private resources.

On August 1, 2008, we leased from Senior Housing two assisted living communities with a total of 112 units which Senior Housing purchased from an unrelated party.  Our rent payable to Senior Housing for these two communities is $1.1 million per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  We added these communities to our existing lease with Senior Housing which has a term ending in 2024, with renewal options thereafter.  In addition, we purchased land adjacent to one of these communities for $890,000 for future development.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.

During the past several months, our census has been negatively affected by worsening economic conditions in many of the markets that we serve.  These conditions appear to be impacting many companies both within and outside of our industry and there can be no certainty as to when conditions will substantially improve.

At some of our senior living communities, we receive operating revenues for skilled nursing services from the Medicare and Medicaid programs.  Medicare and Medicaid revenues from senior living communities were earned primarily at our 49 skilled nursing facilities.  We derived 32% and 34% of our senior living revenue from these programs during the three months ended June 30, 2008 and 2007, respectively, and 33% and 34% during the six months ended June 30, 2008 and 2007, respectively.

Our net Medicare revenues from services to senior living community residents totaled $67.5 million and $61.6 million for the six months ended June 30, 2008 and 2007, respectively.  In October 2007, our senior living community Medicare rates increased by approximately 3.6% over the prior period.  Our net Medicaid revenues from services to senior living community residents totaled $74.0 million and $71.2 million for the six months ended June 30, 2008 and 2007, respectively.  The Bush administration and certain members of the Senate and the House of Representatives have proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid rates.  The magnitude of the potential Medicare and Medicaid rate reductions and the impact of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations.  On July 31, 2008, the Federal Centers for Medicare and Medicaid Services, or CMS, announced that it will increase Medicare rates for skilled nursing facilities by approximately 3.4% for the federal fiscal year ending September 30, 2009, under a rule adding an annual update to account for inflation in the cost of goods and services included in a skilled nursing facility stay.  CMS had proposed a recalibration of the payment categories for skilled nursing facilities, which would have resulted in a net reduction of rates by approximately 0.3% in federal fiscal year 2009, but delayed the recalibration in order to continue to evaluate the data.  On July 15, 2008, as part of the Medicare Improvements for Patients and Providers Act of 2008, Congress enacted an 18-month extension of the Medicare outpatient therapy exception process through the end of 2009, under which Medicare may approve payments for medically necessary outpatient therapies which exceed the Medicare payment caps.  This July 15, 2008 law may forestall a reduction in certain therapy revenues we have historically realized.

We began operating our two rehabilitation hospitals in October 2006.  Approximately 65% and 70% of our revenues from these hospitals came from the Medicare and Medicaid programs for the six months ended June 30, 2008 and 2007, respectively.  In October 2007, our rehabilitation hospital Medicare rates increased by approximately 3.5% over the prior period.  However, for payments on and after April 1, 2008, as required by the Medicare, Medicaid and SCHIP Extension Act of 2007, Medicare inflation rate increases for these hospitals are set at zero per cent for the federal fiscal years ending September 30, 2008 and 2009, eliminating substantially all of the October 2007 rate increase.  On July 31, 2008, CMS issued a rule updating the Medicare rates for inpatient rehabilitation facilities, or IRFs, for the federal fiscal year ending September 30, 2009.  The rule recalculates the weights assigned to patient case-mix groups that are used to calculate Medicare rates for IRFs under the prospective payment system.  The rule also re-sets the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for fiscal year 2009.  CMS estimates that the changes contained in the rule will result in a decrease of 0.7% to total Medicare payments to IRFs for federal fiscal year 2009.  In May 2004, CMS issued a rule establishing revised Medicare criteria that rehabilitation hospitals are required to meet in order to participate as inpatient rehabilitation facilities, or IRFs, in the Medicare program.  As recently amended, the rule requires that for cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of the CMS’s designated medical conditions.  An IRF that fails to meet the requirements of this rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. As of June 30, 2008 and August 6, 2008, we believe we are in compliance with the CMS requirements to remain an IRF.  However, the actual percentage of patients at these hospitals who meet these Medicare requirements may not remain as high as we anticipate, or may decline.  A CMS finding of non-compliance, if it occurs, would result in our receiving lower Medicare rates than we currently receive at our hospitals.

Debt Instruments and Covenants

We have a $40.0 million revolving bank line of credit facility available for general business purposes, including acquisitions and working capital, which is currently scheduled to expire in May 2009.  The amount we are able to borrow at any time is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios; and this facility also places limits on our ability to incur or assume debt or create liens with respect to certain of our assets and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may borrow under this credit facility may be increased to $80.0 million.  The termination date may be extended twice, in each case by twelve months upon our payment of extension fees and other conditions, including lender’s approvals.  As of June 30, 2008 and August 6, 2008, no amounts were outstanding under this credit facility.  As of June 30, 2008 and August 6, 2008 we believe we are in compliance with all applicable covenants under this credit facility.

At June 30, 2008, four of our senior living communities were encumbered by five HUD insured mortgages totaling $15.9 million.  The weighted average interest rate on these loans was 6.6%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.  We recorded mortgage premiums in connection with some of these HUD mortgages in order to record assumed mortgages at their estimated fair value.  The mortgage premiums are being amortized as a reduction of interest expense until the maturities of the mortgages.  The mortgage premium balance included in mortgage notes payable as of June 30, 2008 was $749,000.

In October 2006, we issued $126.5 million principal amount of Convertible Senior Notes due in 2026, or the Notes.  Our net proceeds from this issuance were approximately $122.6 million.  These Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  These Notes mature on October 15, 2026; we may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each October 15 of 2013, 2016 and 2021.  We issued these Notes pursuant to an indenture which contains various customary covenants. As of June 30, 2008 and August 6, 2008, we believe we are in compliance with all applicable covenants of this indenture.

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

Related Person Transactions

As of June 30, 2008, we leased 163 of the 182 senior living communities and our two rehabilitation hospitals that we operate from Senior Housing for total annual minimum rent of $153.2 million.  In addition to the minimum rent, we paid $877,000 and $616,000 in percentage rent to Senior Housing for the three months ended June 30, 2008 and 2007, respectively, and $1.9 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively.

Included in the 163 communities we lease from Senior Housing are 19 senior living communities with 1,743 units which Senior Housing acquired and we began to operate during the first quarter of 2008.  Twenty-one of these communities are assisted living communities (one of which offers some skilled nursing services and one of which offers some independent living services) and one is a continuing care retirement community which offers independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these 19 communities is $21.8 million per year, plus future increases calculated as a percentage of the revenue increases for all of these communities after 2009.  We added nine of these communities to one of our existing leases with Senior Housing which has a term ending in 2022, with renewal options thereafter.  We added the remaining 10 of these communities to another existing lease with Senior Housing which has a term ending in 2024, with renewal options thereafter.

During the six months ended June 30, 2008, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $27.3 million of improvements made to properties leased from Senior Housing, and the annual rent payable to Senior Housing increased by approximately $2.4 million.

On June 30, 2008, we and Senior Housing realigned our three principal combination leases.  The aggregate rent payable by us to Senior Housing is unchanged as a result of this lease realignment and the increased rent payable, if and as Senior Housing purchases improvements to the leased properties, will be set at the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.

On July 1, 2008, we agreed to lease ten assisted living communities located in Pennsylvania and New Jersey that were previously operated by NewSeasons Assisted Living Communities, Inc., or “NewSeasons”, under leases from Senior Housing.  In consideration of our lease assumption, NewSeasons paid us $10.0 million and transferred title to certain personal property located at the communities.  We have recorded this lease concession as a liability, on our balance sheet, which will be amortized to rent expense over the remaining lease term.  Simultaneously with these negotiations with NewSeasons, we negotiated to purchase three of these communities from Senior Housing and to lease the remaining seven. Effective July 1, 2008, we acquired these three assisted living communities with 259 units located in Pennsylvania and New Jersey for $21.4 million from Senior Housing.  We allocated the purchase price of these communities to land, building and equipment.  The purchase price of these properties was equal to the seller’s net book value which Senior Housing and Five Star believe reflects the fair market value of these properties.  We and Senior Housing are obtaining appraisals of the properties, which appraisals have not yet been completed.  If such appraisals indicate that the aggregate fair market value of the properties is materially different from the purchase price, then we and Senior Housing shall make the appropriate adjustments to cash consideration and rent.   The remaining seven communities with 614 units will be leased from Senior Housing for annual rent of approximately $7.6 million per year.  We acquired these ten communities because they complement our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources.  All of the revenues of these communities come from residents’ private resources.

On August 1, 2008, we leased from Senior Housing two assisted living communities with a total of 112 units which Senior Housing purchased from an unrelated party.  Our rent payable to Senior Housing for these two communities is $1.1 million per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  We added these communities to our existing lease with Senior Housing which has a term ending in 2024, with renewal options thereafter.  In addition, we purchased land adjacent to one of these communities for $890,000 for future development.

We currently intend to lease from Senior Housing eight additional assisted living communities with a total of 451 units which Senior Housing has agreed to purchase from an unrelated party.  We expect our rent to Senior Housing for these eight communities to be approximately $5.0 million per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  Senior Housing’s purchase and our lease of these properties are contingent upon further diligence, consent from mortgage lenders and other customary closing conditions.  We can provide no assurance that we will lease these properties.

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

At June 30, 2008, we owned certain auction rate securities.  As a result of the current conditions in the capital markets, our auction rate securities have experienced multiple failed auctions and, as a result, there is currently no market for our sale of these securities. While we continue to earn and receive interest on these investments at the contractual rates, we believe that the fair values of these auction rate securities no longer approximate par value.  Due to the declines in fair value for our auction rate securities through the six months ended June 30, 2008, we have recorded an unrealized loss of $4.4 million.  We determined this unrealized loss by reference to a statement provided by our securities broker which statement was calculated with the assistance of a valuation model.  This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty and the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate discount rate.  This third party analysis also included a comparison, when possible, to other observable market data with characteristics similar to our auction rate securities.  We reviewed the components of, and the calculations made under, our broker’s model.  The valuation of our auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and the ongoing strength and quality of credit market conditions and liquidity.

We currently intend to hold these auction rate securities until the market recovers. We do not anticipate having to sell these auction rate securities in order to operate our business. We believe that, based on our current unrestricted cash and cash equivalents balances of $45.9 million at June 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, our cash flow, or our ability to fund our operations.  See Item 2 above, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Recent Developments: Investments”.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS SOME OF WHICH ARE BEYOND OUR CONTROL.  FOR EXAMPLE:

•      WE EXPECT TO OPERATE OUR REHABILITATION HOSPITALS PROFITABLY.  HOWEVER, WE ARE CURRENTLY EXPERIENCING LOSSES FROM THESE OPERATIONS AND WE MAY BE UNABLE TO OPERATE THESE HOSPITALS PROFITABLY.  IN ADDITION, THESE HOSPITALS MAY BE SUBJECT TO RETROACTIVE RATE ADJUSTMENTS.  SIXTY PERCENT OF PATIENTS AT OUR HOSPITALS ARE REQUIRED TO MEET CERTAIN MEDICARE REQUIREMENTS.  WHILE WE BELIEVE THAT WE ARE IN COMPLIANCE WITH THESE MEDICARE REQUIREMENTS, AND ALTHOUGH WE EXPECT TO CONTINUE TO BE IN COMPLIANCE WITH THESE REQUIREMENTS, THE PERCENTAGE OF PATIENTS AT THESE HOSPITALS WHO MEET THESE MEDICARE REQUIREMENTS MAY NOT BE OR MAY NOT REMAIN AS HIGH AS WE CURRENTLY BELIEVE OR ANTICIPATE.  FAILURE TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE REQUIREMENTS WOULD RESULT IN THE RECLASSIFICATION OF OUR HOSPITALS BY MEDICARE AUTHORITIES AND OUR RECEIVING LOWER MEDICARE PAYMENTS THAN WE CURRENTLY RECEIVE AT THESE HOSPITALS.  THESE EVENTS WOULD MATERIALLY AND ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

•      ALTHOUGH WE EXPECT TO LEASE FROM SENIOR HOUSING EIGHT ADDITIONAL SENIOR LIVING COMMUNITIES WHICH SENIOR HOUSING HAS AGREED TO PURCHASE FROM THIRD PARTIES, OUR DILIGENCE ON THESE COMMUNITIES HAS NOT YET BEEN COMPLETED AND WE OR SENIOR HOUSING MAY DECIDE NOT TO PROCEED WITH THIS TRANSACTION.  ALSO, SENIOR HOUSING’S PURCHASE OF THESE COMMUNITIES AND OUR LEASE ARE CONTINGENT UPON APPROVALS FROM THIRD PARTY MORTGAGE LENDERS AND GOVERNMENT REGULATORY AGENCIES, WHICH APPROVALS MAY NOT BE OBTAINED.  AS A RESULT, THE PROPOSED TRANSACTION MAY NOT CLOSE.

•      SINCE WE BELIEVE THE DECLINE IN VALUE OF THE AUCTION RATE SECURITIES WE OWN IS TEMPORARY, WE INTEND TO HOLD THESE INVESTMENTS FOR THE FORESEEABLE FUTURE.  HOWEVER, THIS DECLINE MAY NOT BE TEMPORARY AND THERE MAY BE FURTHER DECLINES.  IN ADDITION, WE EVENTUALLY MAY LIQUIDATE SOME OR ALL OF THESE INVESTMENTS AT A LOSS MAY BE DIFFERENT OR MORE THAN THE LOSS WE HAVE RECORDED FOR THESE SECURITIES.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2008, we granted 5,250 shares of common stock, par value $0.01 per share, valued at $6.79 per share, the closing price of our common shares on the American Stock Exchange on that day, to each of our five directors as part of their annual compensation.  We made these grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 15, 2008, our shareholders re-elected Ms. Barbara D. Gilmore as an Independent Director (22,640,342 shares voted in favor and 2,522,380 shares withheld) and Mr. Barry M. Portnoy as a Managing Director (22,871,990 shares voted in favor and 2,290,731 shares withheld).  The terms of office of Ms. Gilmore and Mr. Portnoy will extend until our annual meeting of shareholders in 2011.  Messrs. Arthur G. Koumantzelis and Gerard Martin and Bruce M. Gans continue to serve as directors with terms of office expiring in 2009, 2009 and 2010, respectively.

Item 6.  Exhibits

4.1	Form of Common Shares Certificate. (Filed herewith).

10.1	Summary of Director Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 20, 2008).

10.2

Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.3

Amended and Restated Guaranty Agreement (Lease No. 1), dated as of June 30, 2008, made by the Company, as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.4

Amended and Restated Subtenant Guaranty Agreement (Lease No. 1), dated as of June 30, 2008, made by certain affiliates of the Company, each a Subtenant Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 1), dated June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.5

Amended and Restated Pledge of Shares of Beneficial Interest Agreement (Tenant Pledge – Lease No.1 and Lease No. 3), dated as of June 30, 2008, made by FSQ, Inc. for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant, and for the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.6

Amended and Restated Security Agreement (Lease No. 1), dated as of June 30, 2008, by and among Five Star Quality Care Trust, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.7

Amended and Restated Subtenant Security Agreement (Lease No. 1), dated as of June 30, 2008, made by certain affiliates of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.8

Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.9

Amended and Restated Guaranty Agreement (Lease No. 2), dated as of June 30, 2008, made by the Company, as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.10

Subtenant Guaranty Agreement (Lease No. 2), dated as of June 30, 2008, made by certain affiliates of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.11

Amended and Restated Pledge of Shares of Beneficial Interest Agreement (Lease No. 2), dated as of June 30, 2008, made by FSQ, Inc. and FS Tenant Holding Company Trust for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.12

Amended and Restated Security Agreement (Lease No. 2), dated as of June 30, 2008, made by certain affiliates of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.13

Amended and Restated Subtenant Security Agreement (Lease No. 2), dated as of June 30, 2008, made by certain affiliates of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.14

Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.15

Amended and Restated Guaranty Agreement (Lease No. 3), dated as of June 30, 2008, made by the Company, as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.16

Amended and Restated Subtenant Guaranty Agreement (Lease No. 3), dated as of June 30, 2008, made by certain affiliates of the Company, each a Subtenant Guarantor, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.17

Amended and Restated Security Agreement (Lease No. 3), dated as of June 30, 2008, by and between Five Star Quality Care Trust and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.18

Amended and Restated Subtenant Security Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain affiliates of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008).

10.19

First Amendment to Amended and Restated Master Lease Agreement (Lease No. 3) dated as of August 1, 2008, by and among certain subsidiaries of the Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith).

10.20	Amendment No. 3 to Shared Services Agreement, dated as of May 12, 2002, by and between the Company and Reit Management & Research LLC. (Filed herewith).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.

Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: August 7, 2008

/s/ Francis R. Murphy III

Francis R. Murphy III
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: August 7, 2008