Form 10-Q
period 2008-09-30
FIVE STAR QUALITY CARE INC
filed 2008-11-10
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐  No ☒

Number of registrants’ shares of common stock, $0.01 par value outstanding as of November 6, 2008: 31,847,004.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

SEPTEMBER 30, 2008

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$39,972	$30,999
Accounts receivable, net of allowance of $5,998 and $4,836 at September 30, 2008 and December 31, 2007, respectively	58,035	58,803
Prepaid expenses	6,644	9,041
Investment securities:
Investments in trading securities	—	61,800
Investments in available for sale securities	7,141	7,455
Restricted cash	4,104	3,655
Restricted investments	2,472	3,946
Other current assets	11,036	7,140
Assets of discontinued operations	2,020	3,178
Total current assets	131,424	186,017

Property and equipment, net	152,047	131,705
Investments in trading securities	68,751	—
Restricted cash	3,184	2,568
Restricted investments	6,869	10,375
Goodwill and other intangible assets	22,505	21,877
Other long term assets	4,740	7,912
	$389,520	$360,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,285	$19,135
Accrued expenses	18,135	15,222
Accrued compensation and benefits	42,587	30,103
Due to Senior Housing Properties Trust	14,690	11,242
Mortgage notes payable	146	200
Accrued real estate taxes	11,225	7,352
Security deposit liability	12,695	13,361
Other current liabilities	8,314	7,229
Liabilities of discontinued operations	415	219
Total current liabilities	127,492	104,063

Long term liabilities:
Mortgage notes payable	12,479	15,810
Convertible senior notes	126,500	126,500
Continuing care contracts	2,816	3,159
Other long term liabilities	34,029	24,100
Total long term liabilities	175,824	169,569
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01; 50,000,000 shares authorized, 31,847,004 and 31,818,144 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	318	318
Additional paid-in capital	287,071	286,734
Accumulated deficit	(193,253)	(196,109)
Unrealized loss on investments	(7,932)	(4,121)
Total shareholders’ equity	86,204	86,822
	$389,520	$360,454

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues:
Senior living revenue	$241,190	$203,656	$686,559	$601,319
Hospital revenue	23,938	25,361	73,103	76,711
Pharmacy revenue	16,814	15,581	52,301	43,734
Total revenues	281,942	244,598	811,963	721,764

Operating expenses:
Senior living wages and benefits	120,704	100,659	341,593	306,497
Other senior living operating expenses	61,228	50,988	173,317	149,399
Hospital expenses	22,332	22,588	67,539	69,585
Pharmacy expenses	17,368	14,722	50,918	41,835
Rent expense	41,745	32,507	116,464	96,737
General and administrative	11,948	10,757	34,803	31,703
Depreciation and amortization	3,691	3,551	10,973	9,940
Total operating expenses	279,016	235,772	795,607	705,696

Operating income	2,926	8,826	16,356	16,068

Interest and other income	1,071	1,511	4,867	4,343
Interest expense	(1,696)	(1,464)	(4,890)	(4,919)
Unrealized loss on investments in trading securities	(1,733)	—	(6,099)	—
Impairment on investments in available for sale securities	(3,019)	—	(3,019)	—
Gain on extinguishment of debt	743	—	743	4,491

Income (loss) from continuing operations before income taxes	(1,708)	8,873	7,958	19,983
(Provision) benefit for income taxes	90	(277)	(920)	(760)
Income (loss) from continuing operations	(1,618)	8,596	7,038	19,223
Loss from discontinued operations	(632)	(835)	(4,182)	(2,619)

Net income (loss)	$(2,250)	$7,761	$2,856	$16,604

Weighted average shares outstanding - basic	31,845	31,705	31,832	31,694

Weighted average shares outstanding - diluted	31,845	41,436	31,832	41,425

Basic (loss) income per share from:
Continuing operations	$(0.05)	$0.27	$0.22	$0.61
Discontinued operations	(0.02)	(0.03)	(0.13)	(0.09)
Net (loss) income per share	$(0.07)	$0.24	$0.09	$0.52

Diluted (loss) income per share from:
Continuing operations	$(0.05)	$0.24	$0.22	$0.55
Discontinued operations	(0.02)	(0.02)	(0.13)	(0.06)
Net (loss) income per share	$(0.07)	$0.22	$0.09	$0.49

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$2,856	$16,604
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,973	9,940
Gain on extinguishment of debt	(743)	(4,491)
Loss from discontinued operations	4,182	2,619
Unrealized loss on investments in trading securities	6,099	—
Impairment on investments in available for sale securities	3,019	—
Provision for losses on receivables, net	1,162	1,158
Changes in assets and liabilities:
Accounts receivable	(103)	8,001
Prepaid expenses and other assets	1,802	9,942
Investment securities	(12,736)	(27,038)
Accounts payable and accrued expenses	(234)	(4,893)
Accrued compensation and benefits	12,484	10,477
Due to Senior Housing Properties Trust	3,448	985
Other current and long term liabilities	12,578	2,931
Cash provided by operating activities	44,787	26,235

Net cash used in discontinued operations	(1,016)	(2,535)

Cash flows from investing activities:
Payments (deposits) into restricted cash and investment accounts, net	(2,578)	1,757
Acquisition of property and equipment	(53,493)	(56,128)
Acquisition of senior living communities	(21,350)	—
Assumption of net working capital deficit (exclusive of cash) of acquired senior living communities	3,204	—
Proceeds from disposition of property and equipment held for sale	42,061	33,077
Cash used in investing activities	(32,156)	(21,294)

Cash flows from financing activities:

Repayments of mortgage notes payable	(2,642)	(28,772)
Cash used in financing activities	(2,642)	(28,772)

Change in cash and cash equivalents	8,973	(26,366)
Cash and cash equivalents at beginning of period	30,999	46,241
Cash and cash equivalents at end of period	$39,972	$19,875

Supplemental cash flow information:
Cash paid for interest	$2,879	$4,491
Cash paid for income taxes	$2,117	$516

Non-cash investing and financing activities:
Issuance of common stock	$337	$187
Real estate acquisition	$—	$5,025
Assumption of mortgage note payable	$—	$4,559

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

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

As of September 30, 2008, we leased, owned or operated 202 senior living communities containing 21,340 living units, including 153 primarily independent and assisted living communities with 16,930 living units and 49 skilled nursing facilities with 4,410 beds.  Of our 153 primarily independent and assisted living communities, we leased 133 communities containing 15,427 living units from Senior Housing Properties Trust, or Senior Housing, our former parent, and we owned or leased from parties other than Senior Housing 20 communities with 1,503 living units.  We leased 47 of our 49 skilled nursing facilities from Senior Housing.  Our 202 communities include 6,017 independent living apartments, 9,112 assisted living suites and 6,211 skilled nursing beds.  We also operated six institutional pharmacies, one of which provides mail order pharmaceuticals to the general public, and two rehabilitation hospitals that we leased from Senior Housing.  Our two rehabilitation hospitals had 321 beds available for inpatient services, three satellite locations and 18 affiliated outpatient clinics.  Included in the above counts are two assisted living communities containing 173 living units and two pharmacies which have previously been reclassified to discontinued operations.

Note 2. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141(R).  SFAS No. 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.

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

Note 3. Property and Equipment

Property and equipment, at cost, consists of the following at:

	September 30, 2008	December 31, 2007
Land	$9,500	$7,196
Buildings and improvements	121,267	99,945
Furniture, fixtures and equipment	60,233	55,660
	191,000	162,801
Accumulated depreciation	(38,953)	(31,096)
	$152,047	$131,705

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

As of September 30, 2008 and December 31, 2007, we had assets classified as “held for sale” of $26,798 and $25,222, respectively, included in our property and equipment that we intend to sell to Senior Housing as permitted by our leases.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(2,250)	$7,761	$2,856	$16,604
Unrealized loss on investments	(3,188)	(1,011)	(3,811)	(1,904)
Comprehensive (loss) income	$(5,438)	$6,750	$(955)	$14,700

Note 5.  Financial Data By Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and skilled nursing facilities.  Our rehabilitation hospital segment provides inpatient medical rehabilitation services at two hospital locations and three satellite locations and outpatient medical rehabilitation services at 18 affiliated outpatient clinics.  We do not consider our pharmacy operations to be a material, separately reportable segment of our business but we report our pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States except with regard to our two captive insurance companies which participate in our liability insurance programs and are located outside the United States in Bermuda and the Cayman Islands.

We use segment operating profit as an important measure to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Our revenues by segment, and a reconciliation of segment operating profit to income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other (1)	Total
Three months ended September 30, 2008
Revenues	$241,190	$23,938	$16,814	$281,942
Segment expenses:
Operating expenses	181,932	22,332	17,368	221,632
Rent expense	39,055	2,690	—	41,745
Depreciation and amortization	2,483	314	894	3,691
Total segment expenses	223,470	25,336	18,262	267,068

Segment operating profit (loss)	17,720	(1,398)	(1,448)	14,874
General and administrative expenses (2)	—	—	(11,948)	(11,948)
Operating income (loss)	17,720	(1,398)	(13,396)	2,926
Interest and other income	417	—	654	1,071
Interest expense	(359)	—	(1,337)	(1,696)
Unrealized loss on investments in trading securities	—	—	(1,733)	(1,733)
Impairment on investments in available for sale securities	(3,019)	—	—	(3,019)
Gain on extinguishment of debt	743	—	—	743
Provision for income taxes	—	—	90	90
Income (loss) from continuing operations	$15,502	$(1,398)	$(15,722)	$(1,618)

Total Assets as of September 30, 2008	$262,762	$19,574	$107,184	$389,520

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other (1)	Total
Three months ended September 30, 2007
Revenues	$203,656	$25,361	$15,581	$244,598
Segment expenses:
Operating expenses	151,647	22,588	14,722	188,957
Rent expense	29,943	2,564	—	32,507
Depreciation and amortization	2,405	294	852	3,551
Total segment expenses	183,995	25,446	15,574	225,015

Segment operating profit (loss)	19,661	(85)	7	19,583
General and administrative expenses (2)	—	—	(10,757)	(10,757)
Operating profit (loss)	19,661	(85)	(10,750)	8,826
Interest and other income	463	—	1,048	1,511
Interest expense	(279)	—	(1,185)	(1,464)
Provision for income taxes	—	—	(277)	(277)
Income (loss) from continuing operations	$19,845	$(85)	$(11,164)	$8,596

Total Assets as of September 30, 2007	$231,384	$21,845	$108,866	$362,095

Nine months ended September 30, 2008
Revenues	$686,559	$73,103	$52,301	$811,963
Segment expenses:
Operating expenses	514,910	67,539	50,918	633,367
Rent expense	108,443	8,021	—	116,464
Depreciation and amortization	7,370	931	2,672	10,973
Total segment expenses	630,723	76,491	53,590	760,804

Segment operating profit (loss)	55,836	(3,388)	(1,289)	51,159
General and administrative expenses (2)	—	—	(34,803)	(34,803)
Operating income (loss)	55,836	(3,388)	(36,092)	16,356
Interest and other income	2,194	—	2,673	4,867
Interest expense	(992)	—	(3,898)	(4,890)
Unrealized loss on investments in trading securities	—	—	(6,099)	(6,099)
Impairment on investments in available for sale securities	(3,019)	—	—	(3,019)
Gain on extinguishment of debt	743	—	—	743
Provision for income taxes	—	—	(920)	(920)
Income (loss) from continuing operations	$54,762	$(3,388)	$(44,336)	$7,038

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Nine months ended September 30, 2007
Revenues	$601,319	$76,711	$43,734	$721,764
Segment expenses:
Operating expenses	455,896	69,585	41,835	567,316
Rent expense	89,042	7,695	—	96,737
Depreciation and amortization	6,926	787	2,227	9,940
Total segment expenses	551,864	78,067	44,062	673,993

Segment operating profit (loss)	49,455	(1,356)	(328)	47,771
General and administrative expenses (2)	—	—	(31,703)	(31,703)
Operating income (loss)	49,455	(1,356)	(32,031)	16,068
Interest and other income	1,244	—	3,099	4,343
Interest expense	(935)	—	(3,984)	(4,919)
Gain on extinguishment of debt	4,491	—	—	4,491
Provision for income taxes	—	—	(760)	(760)
Income (loss) from continuing operations	$54,255	$(1,356)	$(33,676)	$19,223

(1) Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business, as well as income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses supporting home office activities.

Note 6.  Income Taxes

Because we have previously reported losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  When we believe that we will more likely than not recover our deferred tax assets, we will record deferred tax assets as an income tax benefit in the consolidated statement of operations, which will affect our results of operations.  Our net operating loss carry forwards, which begin to expire in 2023 if unused, are subject to audit and adjustments by the Internal Revenue Service.

For the nine months ended September 30, 2008, we recognized tax expenses of $920, which include (i) a tax benefit of $351 related to prior year refunds resulting from the application of tax credits that offset federal alternative minimum taxes, (ii) $1,088 of state taxes that are payable without regard to our tax loss carry forwards, and (iii) $183 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.  We may recognize this deferred tax liability as a reduction in the income tax provision if, in some future period, we expense the related items of goodwill for book purposes as the result of its sale, other disposition or impairment.

Note 7.  Income (Loss) Per Share

Basic income (loss) per share for the periods ended September 30, 2008 and 2007 are computed using the weighted average number of shares outstanding during those periods.  Diluted income per share for the nine months ended September 30, 2008 reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from the assumed issuance upon conversion of our 3.75% convertible senior notes, or the Notes (See Note 11).  The following table provides a reconciliation of both income (loss) and the number of common shares, in thousands, used in the computations of diluted income (loss) per share.  The effect of conversion of our Notes on income (loss) from continuing and discontinued operations per share is anti-dilutive for the three and nine months ended September 30, 2008.  The effect of conversion of our Notes on income (loss) from continuing operations per share also is anti-dilutive for the three and nine months ended September 30, 2007.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2008			2007
	Income (loss)	Shares (in 000’s)	Per Share	Income (loss)	Shares (in 000’s)	Per Share
Income (loss) from continuing operations	$(1,618)	31,845	$(0.05)	$8,596	31,705	$0.27
Conversion of the Notes	—	—		1,238	9,731
Diluted income (loss) from continuing operations	$(1,618)	31,845	$(0.05)	$9,834	41,436	$0.24

Diluted loss from discontinued operations	$(632)	31,845	$(0.02)	$(835)	41,436	$(0.02)

	Nine months Ended September 30,
	2008			2007
	Income (loss)	Shares (in 000’s)	Per Share	Income (loss)	Shares (in 000’s)	Per Share
Income from continuing operations	$7,038	31,832	$0.22	$19,223	31,694	$0.61
Conversion of the Notes				3,719	9,731
Diluted income from continuing operations	$7,038	31,832	$0.22	$22,942	41,425	$0.55

Diluted loss from discontinued operations	$(4,182)	31,832	$(0.13)	$(2,619)	41,425	$(0.06)

Note 8.  Fair Values of Assets and Liabilities

As required, we adopted SFAS 157 effective January 1, 2008 for assets and liabilities we measure on a recurring basis.  Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.  We measure fair value at the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 prioritizes the assumptions that market participants would use in pricing the asset or liability, or the inputs, into three broad levels.  This fair value hierarchy gives the highest priority, or Level 1, to quoted prices in active markets for identical assets or liabilities and the lowest priority, or Level 3, to assumptions that are unobservable.  Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2.  Level 3 inputs are those that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability, based on what we believe is the best information available in the circumstances.  Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data.  These unobservable inputs are only utilized to the extent that observable inputs are not available, or which we believe are not available without expenditures that we have determined not to incur.

The table below presents the assets and liabilities measured at fair value on a recurring basis at September 30, 2008 categorized by the level of inputs used in the valuation of each asset.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long lived assets held for sale (1)	$26,798	$26,798	$—	$—
Investments in trading securities (2)	68,751	—	—	68,751
Investments in available for sale securities (3)	16,482	16,482	—	—
Total assets	$112,031	$43,280	$—	$68,751

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

(2) Our investments in trading securities consist of auction rate securities, which are primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  Due to events in the credit markets, auctions for our auction rate securities failed during the first quarter of 2008 and there is currently no market, or a very illiquid market, in which we might sell these securities.  We therefore report our auction rate securities at fair value utilizing Level 3 inputs.  We measured the fair value of these securities by reference to a statement provided by our broker that was calculated with the assistance of a valuation model.  This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate discount rate.  The analysis also included a comparison, when possible, to other observable market data with characteristics similar to our auction rate securities.  We reviewed the components of, and calculations made under, our broker’s model.  Due to the declines in fair value for our auction rate securities during the nine months ended September 30, 2008, we have recorded an unrealized loss of $6,099.

On March 31, 2008, we reclassified our auction rate securities from current to non-current investments due to our belief that the market for student loan collateralized instruments may take in excess of twelve months to recover.

(3) Investments in available for sale securities consist of preferred securities and variable rate demand obligations and are reported in our balance sheet as current investments in available for sale securities of $7,141, current restricted investments of $2,472 and long term restricted investments of $6,869.  These securities are carried at fair value utilizing Level 1 inputs based on quoted market prices with changes in fair value recorded in other comprehensive income.  When a change in fair value is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings.  During the three months ended September 30, 2008, we have recorded an other than temporary loss of $3,019, due to several notable bankruptcies and government actions involving the companies that issued the securities we hold.

Based on market conditions, our valuation methodology for investments in trading securities and investments in available for sale securities changed.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157’s hierarchy.  The table below presents the change in fair value measurements that used Level 3 inputs during the three and nine months ended September 30, 2008:

Investments in trading securities
Balance at January 1, 2008	$—
Transfers into Level 3	74,850
Change in value recognized in earnings	(3,270)
Balance at March 31, 2008	71,580
Change in value recognized in earnings	(1,096)
Balance at June 30, 2008	70,484
Transfers into Level 3	—
Change in value recognized in earnings	(1,733)
Balance at September 30, 2008	$68,751

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 9.  Line of Credit

We have a $40,000 revolving bank credit facility for general business purposes, including acquisitions and working capital, which is currently scheduled to expire in May 2009. The amount we are able to borrow at any time is subject to limitation based upon qualifying collateral. We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios; this facility also places limits on our ability to incur or assume debt or create liens with respect to certain of our assets and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may borrow under this credit facility may be increased to $80,000.  The termination date of this facility may be extended twice, in each case by twelve months upon our payment of extension fees and other conditions, including lender’s approvals. As of September 30, 2008 and November 6, 2008, no amounts were outstanding under this credit facility. As of September 30, 2008 and November 6, 2008, we believe we were and are in compliance with all applicable covenants under this credit facility.  Interest expense and other associated costs related to this facility were $85 and $0 for the three months ended September 30, 2008 and 2007, respectively, and $168 and $318 for the nine months ended September 30, 2008 and 2007, respectively.

Note 10.  Mortgages Payable

At September 30, 2008, three of our communities were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgages totaling $12,625.  The weighted average interest rate on these loans was 6.2%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.

In September 2008, we prepaid two HUD mortgages that were secured by one of our senior living communities.  We paid $2,393 in principal and interest to retire these two mortgages, and no prepayment penalty was required.  Because we had recorded these mortgages at a premium to their face value under applicable accounting rules, we recognized a net gain of $743 in connection with this early extinguishment of debt.  Mortgage interest expense, including premium amortization, was $245 and $226 for the three months ended September 30, 2008 and 2007, respectively, and $724 and $882 for the nine months ended September 30, 2008 and 2007, respectively.

Note 11. Convertible Senior Notes due 2026

In October 2006, we issued $126,500 principal amount of Convertible Senior Notes due in 2026.  Our net proceeds from this offering were approximately $122,600.  These Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of notes, which represents an initial conversion price of $13.00 per share.  Interest expense and other associated costs on the notes were $1,252 and $1,238 for the three months ended September 30, 2008 and 2007, respectively, and $3,730 and $3,719 for the nine months ended September 30, 2008 and 2007, respectively.  The Notes are guaranteed by certain of our domestic wholly owned subsidiaries (see Note 14).  These Notes mature on October 15, 2026; we may prepay the Notes at anytime after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15, 2013, October 15, 2016 and October 15, 2021.  We issued these Notes pursuant to an indenture which contains various customary covenants.  As of September 30, 2008 and November 6, 2008, we believe we are in compliance with all applicable covenants of this indenture.

Note 12. Related Person Transactions

We lease 180 of our 202 senior living communities and the two rehabilitation hospitals that we operated on September 30, 2008 from Senior Housing for total annual minimum rent of $168,188.  In addition to the minimum rent, we paid $794 and $877 in percentage rent to Senior Housing for the three months ended September 30, 2008 and 2007, respectively, and $2,691 and $1,896 for the nine months ended September 30, 2008 and 2007, respectively.

Included in the 180 communities we lease from Senior Housing are 19 senior living communities with 1,743 units which Senior Housing acquired and we began to operate during the first quarter of 2008.  Twenty-one of these communities are assisted living communities (one of which offers some skilled nursing services and one of which

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

offers some independent living services) and one is a continuing care retirement community which offers independent living, assisted living and skilled nursing services.  Our rent payable to Senior Housing for these 19 communities is $21,790 per year, plus future increases calculated as a percentage of the revenue increases for all of these communities after 2009.  We added nine of these communities to one of our existing leases with Senior Housing which has a term ending in 2022, with renewal options thereafter.  We added the remaining 10 of these communities to another existing lease with Senior Housing which has a term ending in 2024, with renewal options thereafter.

On June 30, 2008, we and Senior Housing realigned our three principal combination leases.  The aggregate rent payable by us to Senior Housing is unchanged as a result of this lease realignment.  Rent expense for future sales of property improvements to Senior Housing, if and as Senior Housing purchases improvements to the leased properties, will be set at the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.

Included in the 180 senior living communities we lease from Senior Housing are seven assisted living communities located in Pennsylvania and New Jersey that were previously operated by NewSeasons Assisted Living Communities, Inc., or “NewSeasons”, under leases from Senior Housing.  We began to lease these communities in July, 2008.  In consideration of our lease assumption, NewSeasons paid us $10,000 and transferred title to certain personal property located at the communities.  We have recorded this lease concession as a deferred credit on our balance sheet, which will be amortized as a reduction or rent expense over the remaining lease term.  Simultaneously with our leasing these seven communities from Senior Housing, we purchased three other NewSeasons communities from Senior Housing with 278 units located in Pennsylvania and New Jersey for $21,350.  We allocated the purchase price of these communities to land, building and equipment.  The purchase price of these properties was equal to the seller’s net book value which reflected the fair market value of these properties, based on appraisals by an independent appraiser.  The remaining seven communities with 716 units are leased from Senior Housing for annual rent of approximately $7,600 per year.  These ten communities complement our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources.  All of the revenues of these communities come from residents’ private resources.

On August 1, 2008, we leased from Senior Housing two assisted living communities with a total of 112 living units which Senior Housing purchased from an unrelated party.  Our rent payable to Senior Housing for these two communities is $1,200 per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  We added these communities to our existing lease with Senior Housing which has a term ending in 2024, with renewal options thereafter.  In addition, we purchased land adjacent to one of these communities for $890 for future development.

On September 1, 2008, we leased from Senior Housing eight independent living communities with a total of 451 living units which Senior Housing purchased from an unrelated party.  Our rent payable to Senior Housing for these eight communities is $4,981 per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  We added these communities to our existing lease with Senior Housing which has a term ending in 2024, with renewal options thereafter.

During the nine months ended September 30, 2008, as permitted by our leases with Senior Housing, we sold to Senior Housing, at cost, $42,061 of improvements made to properties leased from Senior Housing, and our annual rent payable to Senior Housing increased by $3,620.

Note 13.  Discontinued Operations

In March 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we lease from Senior Housing.  We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual minimum rent payable to Senior Housing will decrease by 9.5% of the net proceeds of the sale to Senior Housing, in accordance with the terms of our lease with Senior Housing.  In December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska.  As of September 30, 2008, we have disposed of substantially all of our assets and liabilities related to the assisted living communities which we expect to sell.  The assets and liabilities related to the two pharmacies that we expect to sell are presented separately in the consolidated balance sheet.  We have reclassified

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$2,866	$3,276	$8,860	$9,815
Expenses	(3,498)	(4,111)	(13,042)	(12,434)
Net loss	$(632)	$(835)	$(4,182)	$(2,619)

Note 14.   Guarantor Financial Information

Our Notes are guaranteed by certain of our domestic wholly owned subsidiaries.  These guarantees are full, unconditional and joint and several.  Condensed consolidating financial information related to us, our guarantor subsidiaries and our non-guarantor subsidiaries for all periods presented are stated below:

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$88,374	$152,816	$—	$241,190
Hospital revenue	—	—	23,938	—	23,938
Pharmacy revenue	—	—	16,814	—	16,814
Total revenues	—	88,374	193,568	—	281,942

Operating expenses:
Senior living wages and benefits	—	38,383	82,321	—	120,704
Other senior living operating expenses	—	22,991	38,237	—	61,228
Hospital expenses	—	—	22,332	—	22,332
Pharmacy expenses	—	—	17,368	—	17,368
Rent expense	—	17,457	24,288	—	41,745
General and administrative expenses	—	—	11,948	—	11,948
Depreciation and amortization	—	1,135	2,556	—	3,691
Total operating expenses	—	79,966	199,050	—	279,016

Operating income	—	8,408	(5,482)	—	2,926

Interest and other income	—	—	1,071	—	1,071
Interest expense	—	—	(1,696)	—	(1,696)
Unrealized loss on investments in trading securities	—	—	(1,733)	—	(1,733)
Impairment on investments in available for sale securities	—	—	(3,019)	—	(3,019)
Gain on extinguishment of debt	—	—	743	—	743
Equity in earnings of subsidiaries	(2,250)	—	—	2,250	—

Income (loss) from continuing operations before income taxes	(2,250)	8,408	(10,116)	2,250	(1,708)
Provision for income taxes	—	(10)	100	—	90
Income (loss) from continuing operations	(2,250)	8,398	(10,016)	2,250	(1,618)

Loss from discontinued operations	—	—	(632)	—	(632)

Net income (loss)	$(2,250)	$8,398	$(10,648)	$2,250	$(2,250)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$85,678	$117,978	$—	$203,656
Hospital revenue	—	—	25,361	—	25,361
Pharmacy revenue	—	—	15,581	—	15,581
Total revenues	—	85,678	158,920	—	244,598

Operating expenses:
Senior living wages and benefits	—	36,402	64,257	—	100,659
Other senior living operating expenses	—	25,119	25,869	—	50,988
Hospital expenses	—	—	22,588	—	22,588
Pharmacy expenses	—	—	14,722	—	14,722
Rent expense	—	16,802	15,705	—	32,507
General and administrative expenses	—	—	10,757	—	10,757
Depreciation and amortization	—	1,200	2,351	—	3,551
Total operating expenses	—	79,523	156,249	—	235,772

Operating income	—	6,155	2,671	—	8,826
Interest and other income	—	3	1,508	—	1,511
Interest expense	—	—	(1,464)	—	(1,464)
Equity in earnings of subsidiaries	7,761	—	—	(7,761)	—
Income from continuing operations before income taxes	7,761	6,158	2,715	(7,761)	8,873
Provision for income taxes	—	—	(277)	—	(277)
Income from continuing operations	7,761	6,158	2,438	(7,761)	8,596

Loss from discontinued operations	—	—	(835)	—	(835)

Net income	$7,761	$6,158	$1,603	$(7,761)	$7,761

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$264,363	$422,196	$—	$686,559
Hospital revenue	—	—	73,103	—	73,103
Pharmacy revenue	—	—	52,301	—	52,301
Total revenues	—	264,363	547,600	—	811,963

Operating expenses:
Senior living wages and benefits	—	113,729	227,864	—	341,593
Other senior living operating expenses	—	66,682	106,635	—	173,317
Hospital expenses	—	—	67,539	—	67,539
Pharmacy expenses	—	—	50,918	—	50,918
Rent expense	—	52,035	64,429	—	116,464
General and administrative expenses	—	—	34,803	—	34,803
Depreciation and amortization	—	3,556	7,417	—	10,973
Total operating expenses	—	236,002	559,605	—	795,607

Operating income (loss)	—	28,361	(12,005)	—	16,356
Interest and other income	—	7	4,860	—	4,867
Interest expense	—	—	(4,890)	—	(4,890)
Unrealized loss on investments in trading securities	—	—	(6,099)	—	(6,099)
Impairment on investments in available for sale securities	—	—	(3,019)	—	(3,019)
Gain on extinguishment of debt	—	—	743	—	743
Equity in earnings of subsidiaries	2,856	—	—	(2,856)	—

Income (loss) from continuing operations before income taxes	2,856	28,368	(20,410)	(2,856)	7,958
Provision for income taxes	—	(16)	(904)	—	(920)
Income (loss) from continuing operations	2,856	28,352	(21,314)	(2,856)	7,038

Loss from discontinued operations	—	—	(4,182)	—	(4,182)

Net income (loss)	$2,856	$28,352	$(25,496)	$(2,856)	$2,856

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$254,704	$346,615	$—	$601,319
Hospital revenue	—	—	76,711	—	76,711
Pharmacy revenue	—	—	43,734	—	43,734
Total revenues	—	254,704	467,060	—	721,764

Operating expenses:
Senior living wages and benefits	—	113,373	193,124	—	306,497
Other senior living operating expenses	—	75,605	73,794	—	149,399
Hospital expenses	—	—	69,585	—	69,585
Pharmacy expenses	—	—	41,835	—	41,835
Rent expense	—	50,039	46,698	—	96,737
General and administrative expenses	—	—	31,703	—	31,703
Depreciation and amortization	—	3,572	6,368	—	9,940
Total operating expenses	—	242,589	463,107	—	705,696

Operating income	—	12,115	3,953	—	16,068
Interest and other income	—	(5)	4,348	—	4,343
Interest expense	—	—	(4,919)	—	(4,919)
Gain on extinguishment of debt	—	—	4,491	—	4,491
Equity in earnings of subsidiaries	16,604	—	—	(16,604)	—
Income from continuing operations before income taxes	16,604	12,110	7,873	(16,604)	19,983
Provision for income taxes	—	—	(760)	—	(760)
Income from continuing operations	16,604	12,110	7,113	(16,604)	19,223

Loss from discontinued operations	—	—	(2,619)	—	(2,619)

Net income	$16,604	$12,110	$4,494	$(16,604)	$16,604

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$7,613	$32,359	$—	$39,972
Accounts receivable, net	—	424	57,611	—	58,035
Restricted cash and investments	—	2,844	3,732	—	6,576
Investment securities	—	—	7,141	—	7,141
Prepaid expenses and other current assets	—	2,339	15,341	—	17,680
Assets of discontinued operations	—	—	2,020	—	2,020
Total current assets	—	13,220	118,204	—	131,424

Property and equipment, net	—	26,345	125,702	—	152,047
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Restricted cash and investments	—	—	10,053	—	10,053
Investments in trading securities	—	—	68,751	—	68,751
Intercompany	229,385	—	—	(229,385)	—
Goodwill and other intangible assets	—	—	22,505	—	22,505
Other long term assets	—	—	4,740	—	4,740
	$229,585	$39,565	$350,155	$(229,785)	$389,520

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$22,134	$105,212	$—	$127,346
Mortgage notes payable	—	—	146	—	146
Total current liabilities	—	22,134	105,358	—	127,492

Long term liabilities:
Mortgage notes payable	—	—	12,479	—	12,479
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	11,306	25,539	—	36,845
Total long term liabilities	200	11,306	164,518	(200)	175,824

Total shareholders’ equity	229,385	6,125	80,279	(229,585)	86,204

	$229,585	$39,565	$350,155	$(229,785)	$389,520

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,856	$28,352	$(25,496)	$(2,856)	$2,856
Undistributed equity in earnings of subsidiaries	(2,856)	—	—	2,856	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(24,711)	66,642	—	41,931
Net cash provided by (used in) operating activities	—	3,641	41,146	—	44,787

Net cash used in discontinued operations	—	—	(1,016)	—	(1,016)

Cash flows from investing activities:
Acquisition of property and equipment	—	(21,433)	(50,206)	—	(71,639)
Proceeds from disposition of property and equipment	—	20,421	21,640	—	42,061
Other, net	—	(438)	(2,140)	—	(2,578)
Net cash used in investing activities	—	(1,450)	(30,706)	—	(32,156)

Cash flows from financing activities:
Change in borrowings, net	—	—	(2,642)	—	(2,642)
Net cash used in financing activities	—	—	(2,642)	—	(2,642)

Change in cash and cash equivalents	—	2,191	6,782	—	8,973
Cash and cash equivalents at beginning of period	—	5,422	25,577	—	30,999
Cash and cash equivalents at end of period	$—	$7,613	$32,359	$—	$39,972

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$16,604	$12,110	$4,494	$(16,604)	$16,604
Undistributed equity in earnings of subsidiaries	(16,604)	—	—	16,604	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(9,994)	19,625	—	9,631
Net cash provided by (used in) operating activities	—	2,116	24,119	—	26,235

Net cash used in discontinued operations	—	—	(2,535)	—	(2,535)

Cash flows from investing activities:
Acquisition of property and equipment	—	(20,365)	(35,763)	—	(56,128)
Proceeds from disposition of property and equipment	—	10,354	22,723	—	33,077
Other, net	—	3,497	(1,740)	—	1,757
Net cash used in investing activities	—	(6,514)	(14,780)	—	(21,294)

Cash flows from financing activities:
Change in borrowings, net	—	—	(28,772)	—	(28,772)
Net cash used in financing activities	—	—	(28,772)	—	(28,772)

Change in cash and cash equivalents	—	(4,398)	(21,968)	—	(26,366)
Cash and cash equivalents at beginning of period	—	8,065	38,176	—	46,241
Cash and cash equivalents at end of period	$—	$3,667	$16,208	$—	$19,875

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 15.   Subsequent Events

On October 7, 2008, UBS provided us with a prospectus and offer pursuant to a settlement it had entered into with various Federal and state governmental entities requiring that it offer to repurchase the auction rate securities which it had previously marketed to us.  Under the terms of this settlement offer, UBS will repurchase, at par, our investments in auction rate securities at our request, between the periods of June 30, 2010 and July 2, 2012, or upon their call. UBS has also agreed to provide us with liquidity under a “no net cost” loan program which provides for, among other things, borrowing up to 75% of the market value of our auction rate securities.  Acceptance of this offer also requires us to release all claims we may have against UBS arising from their marketing the auction rate securities to us.  We are currently evaluating this offer and discussing with UBS alternative arrangements affecting our auction rate securities.  The UBS offer expires on November 14, 2008.

On October 10, 2008, we executed an agreement with certain affiliates of Sunwest Management, Inc. to acquire seven independent living, assisted living and Alzheimer’s care communities with a total of 624 living units for a purchase price of approximately $44,000.  These communities are located in North and South Carolina.  The sellers are in bankruptcy and our agreement is subject to an auction process and bankruptcy court approval.  If the properties are sold to another bidder, we are entitled to a breakup fee in the amount of $500.  If we are successful at this auction and our purchase is approved by the bankruptcy court, we expect to close this acquisition in the fourth quarter of the 2008. This closing is subject to various closing conditions (including licensing approvals) and there can be no assurances that we will close this acquisition.  We intend to fund this purchase with cash on hand and drawings on our existing bank credit facility or the UBS credit facility which may be available to us in connection with our investments in auction rate securities.

On November 1, 2008, we leased from Senior Housing a continuing care retirement community with a total of 249 independent living and skilled nursing units which Senior Housing purchased from an unrelated party.  Our rent payable to Senior Housing for this community is $2,400 per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  We added this community to our existing lease with Senior Housing which has a term ending 2024, with renewal options thereafter.  In addition, we purchased land adjacent to this community for $3,000 for future development.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living, congregate care and assisted living communities and skilled nursing facilities.  Our rehabilitation hospital segment provides inpatient medical rehabilitation services at our two hospital locations and three satellite locations and outpatient medical rehabilitation services at 18 affiliated outpatient clinics.  We do not consider our pharmacy operations to be a significant, separately reportable segment of our business but we report our pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States except with regard to our two captive insurance companies which participate in our liability insurance programs and are located outside the United States in Bermuda and the Cayman Islands.

We use segment operating profit as an important measure to evaluate our performance and for internal business decision making purposes.  Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Key Statistical Data (for the three months ended September 30, 2008 and 2007):

The following tables present a summary of our operations for the three months ended September 30, 2008 and 2007:

Senior living communities:

	Three months ended September 30,
(in thousands, except average daily rate)	2008	2007	$ Change	% Change
Senior living revenue	$241,190	$203,656	$37,534	18.4%
Senior living wages and benefits	(120,704)	(100,659)	(20,045)	19.9%
Other senior living operating expenses	(61,228)	(50,988)	(10,240)	20.1%
Rent expense	(39,055)	(29,943)	(9,112)	30.4%
Depreciation and amortization	(2,483)	(2,405)	(78)	3.2%
Interest expense	(359)	(279)	(80)	28.7%
Interest and other income	417	463	(46)	(9.9)%
Gain on extinguishment of debt	743	—	743	n/a
Impairment on investments in available for sale securities	(3,019)	—	(3,019)	n/a
Senior living income from continuing operations	15,502	19,845	(4,343)	(21.9)%

No. of communities (end of period)	202	163	39	23.9%
No. of living units (end of period)	21,340	18,084	3,256	18.0%
Occupancy %	88.2%	90.4%	n/a	(2.2)%
Average daily rate	$142.77	$136.75	$6.02	4.4%
Percent of senior living revenue from Medicare	13.8%	15.0%	n/a	(1.2)%
Percent of senior living revenue from Medicaid	16.7%	18.5%	n/a	(1.8)%
Percent of senior living revenue from private and other sources	69.5%	66.5%	n/a	3.0%

Comparable communities (senior living communities that we have operated continuously since July 1, 2007):

	Three months ended September 30,
(in thousands, except average daily rates)	2008	2007	$ Change	% Change
Senior living revenue	$209,464	$203,656	$5,808	2.9%
Senior living community expenses	(160,052)	(151,647)	(8,405)	5.5%
No. of communities (end of period)	163	163	—	—
No. of living units (end of period)	18,041	18,041	—	—
Occupancy %	88.5%	90.4%	—	(1.9)%
Average daily rate	$144.03	$136.75	$7.28	5.3%
Percent of senior living revenue from Medicare	15.5%	15.0%	n/a	0.5%
Percent of senior living revenue from Medicaid	18.3%	18.5%	n/a	(0.2)%
Percent of senior living revenue from private and other sources	66.2%	66.5%	n/a	(0.3)%

Rehabilitation hospitals:

	Three months ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Hospital revenues	$23,938	$25,361	$(1,423)	(5.6)%
Hospital expenses	(22,332)	(22,588)	256	(1.1)%
Rent expense	(2,690)	(2,564)	(126)	4.9%
Depreciation and amortization	(314)	(294)	(20)	6.8%
Hospital loss from continuing operations	(1,398)	(85)	(1,313)	1,544.7%

Corporate and Other (1):

	Three months ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Pharmacy revenue	$16,814	$15,581	$1,233	7.9%
Pharmacy expenses	(17,368)	(14,722)	(2,646)	18.0%
Depreciation and amortization	(894)	(852)	(42)	4.9%
General and administrative (2)	(11,948)	(10,757)	(1,191)	11.1%
Unrealized loss on investments in trading securities	(1,733)	—	(1,733)	n/a
Interest and other income	654	1,048	(394)	(37.6)%
Interest expense	(1,337)	(1,185)	(152)	12.8%
Provision for income taxes	90	(277)	367	(132.5)%
Corporate and Other loss from continuing operations	(15,722)	(11,164)	(4,558)	40.8%

(1) Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business, as well as income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses supporting home office activities.

Consolidated:

	Three months ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Summary of revenue:
Senior living revenue	$241,190	$203,656	$37,534	18.4%
Hospital revenue	23,938	25,361	(1,423)	(5.6)%
Corporate and Other	16,814	15,581	1,223	7.9%
Total revenue	281,942	244,598	37,344	15.3%

Summary of income from continuing operations:
Senior living communities	15,502	19,845	(4,343)	(21.9)%
Rehabilitation hospitals	(1,398)	(85)	(1,313)	1,544.7%
Corporate and Other	(15,722)	(11,164)	(4,558)	40.8%
Income (loss) from continuing operations	(1,618)	8,596	(10,214)	(118.8)%

Three Months Ended September 30, 2008, Compared To Three Months Ended September 30, 2007

Senior living communities:

The 18.4% increase in senior living revenue for the three months ended September 30, 2008 was due primarily to revenues from the 39 communities we began to operate in the first nine months of 2008 and increased per diem charges, partially offset by a decrease in occupancy.  The 2.9% increase in senior living revenue at the communities that we have operated continuously since July 1, 2007 was due primarily to increased per diem charges, partially offset by a decrease in occupancy.

The 19.9% increase in senior living wages and benefits costs for the three months ended September 30, 2008 was primarily due to wages and benefits from the 39 communities we began to operate in the first nine months of 2008 and wage increases.  The 20.1% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from the other operating expenses at the 39 communities we began to operate in the first nine months of 2008.  The senior living community expenses for the senior living communities that we have operated continuously since July 1, 2007 have increased by 5.5%, principally due to increases in workers compensation, therapy services and utility expenses.  The 30.4% rent expense increase was due to the 36 leased communities that we began to operate in the first nine months of 2008 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since July 1, 2007.

The 3.2% increase in depreciation and amortization expense for the three months ended September 30, 2008 was primarily attributable to our purchase of furniture and fixtures for our communities.

During the three months ended September 30, 2008, we recognized an other than temporary loss of $3.0 million on investments in available for sale securities held by our captive insurance companies.

Rehabilitation hospitals:

The 5.6% decrease in hospital revenues for the three months ended September 30, 2008 was primarily due to Medicare reimbursement rates as well as the closing of several unprofitable outpatient clinics offset by an increase in census.  The 1.1% decrease in hospital expenses for the three months ended September 30, 2008 was primarily due to reductions in labor and benefit expenses and the closing of several unprofitable outpatient clinics.

The 4.9% rent expense increase for the three months ended September 30, 2008 was due to our payment of additional rent for hospital capital improvements purchased by Senior Housing since July 1, 2007.

The 6.8% increase in depreciation and amortization expense for the three months ended September 30, 2008 was primarily attributable to our purchase of information technology systems for our rehabilitation hospitals.

Corporate and other:

The 7.9% increase in pharmacy revenues and the 18.0% increase in pharmacy expenses for the three months ended September 30, 2008, was primarily the result of adding new customers from both our existing senior living and third party operated communities. The increase in pharmacy revenues was partially offset by the establishment of a contractual allowance reserve of $993,000.  We recorded this allowance in order to fairly state the realizable value of our pharmacy receivables which are primarily billed under Medicare Part D.

The 11.1% increase in general and administrative expenses for the three months ended September 30, 2008 over the same period in 2007 arose primarily from the 39 communities we began to operate in 2008.

The 4.9% increase in depreciation and amortization expense for the three months ended September 30, 2008 was primarily attributable to our purchase of furniture and fixtures and information technology systems for our pharmacies and corporate and regional offices.

During the three months ended September 30, 2008, we recognized an unrealized loss of $1.8 million on investments in trading securities related to our holdings of auction rate securities.

Our interest and other income decreased by $394,000, or 37.6%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily as a result of lower interest rates earned on our investments.

For the three months ended September 30, 2008, we recognized a tax benefit of $90,000, which includes a tax benefit of $601,000 to account for the application of tax credits that offset alternative minimum taxes, and $451,000 of certain state taxes that are payable without regard to our tax loss carry forwards.  The tax benefit also includes

$60,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Key Statistical Data (for the nine months ended September 30, 2008 and 2007):

The following tables present a summary of our operations for the nine months ended September 30, 2008 and 2007:

Senior living communities:

	Nine months ended September 30,
(in thousands, except average daily rates)	2008	2007	$ Change	% Change
Senior living revenue	$686,559	$601,319	$85,240	14.2%
Senior living wages and benefits	(341,593)	(306,497)	(35,096)	11.5%
Other senior living operating expenses	(173,317)	(149,399)	(23,918)	16.0%
Rent expense	(108,443)	(89,042)	(19,401)	21.8%
Depreciation and amortization	(7,370)	(6,926)	(444)	6.4%
Interest expense	(992)	(935)	(57)	6.1%
Interest and other income	2,194	1,244	950	76.4%
Impairment on investments in available for sale securities	(3,019)	—	(3,019)	n/a
Gain on extinguishment of debt	743	4,491	(3,748)	(83.5)%
Senior living income from continuing operations	54,762	54,255	507	0.9%

No. of communities (end of period)	202	163	39	23.9%
No. of living units (end of period)	21,340	18,084	3,256	18.0%
Occupancy %	88.9%	90.4%	n/a	(1.5)%
Average daily rate	$143.07	$136.25	$6.82	5.0%
Percent of net revenues from residents from Medicare	15.0%	15.3%	n/a	(0.3)%
Percent of net revenues from residents from Medicaid	17.1%	18.2%	n/a	(1.1)%
Percent of net revenues from residents from private and other sources	67.9%	66.5%	n/a	(1.4)%

Comparable communities (communities that we operated continuously since January 1, 2007):

	Nine months ended September 30,
(in thousands, except average daily rates)	2008	2007	$ Change	% Change
Net revenues from residents	$625,725	$600,675	$25,050	4.2%
Community expenses	(471,879)	(455,334)	(16,545)	3.6%
No. of communities (end of period)	162	162	—	—
No. of living units (end of period)	17,985	17,985	—	—
Occupancy %	89.1%	90.4%	n/a	(1.3)%
Average daily rate	$143.95	$136.25	$7.70	5.7%
Percent of net revenues from residents from Medicare	16.1%	15.3%	n/a	0.8%
Percent of net revenues from residents from Medicaid	18.0%	18.2%	n/a	(0.2)%
Percent of net revenues from residents from private and other sources	65.9%	66.5%	n/a	(0.6)%

Rehabilitation hospitals:

	Nine months ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Hospital revenues	$73,103	$76,711	$(3,608)	(4.7)%
Hospital expenses	(67,539)	(69,585)	2,046	(2.9)%
Rent expense	(8,021)	(7,695)	(326)	4.2%
Depreciation and amortization	(931)	(787)	(144)	18.3%
Hospital loss from continuing operations	(3,388)	(1,356)	(2,032)	149.9%

Corporate and Other (1):

	Nine months ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Pharmacy revenue	$52,301	$43,734	$8,567	19.6%
Pharmacy expenses	(50,918)	(41,835)	(9,083)	21.7%
Depreciation and amortization	(2,672)	(2,227)	(445)	20.0%
General and administrative (2)	(34,803)	(31,703)	(3,100)	9.8%
Unrealized loss on investments in trading securities	(6,099)	—	(6,099)	n/a
Interest and other income	2,673	3,099	(426)	(13.7)%
Interest expense	(3,898)	(3,984)	86	(2.2)%
Provision for income taxes	(920)	(760)	(160)	21.1%
Corporate and Other loss from continuing operations	(44,336)	(33,676)	(10,660)	31.7%

(1) Corporate and Other includes operations that we do not consider a significant, separately reportable segments of our business, as well as income and expenses that are not attributable to a specific segment.

(2) General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and outside service expenses supporting home office activities.

Consolidated:

	Nine months ended September 30,
(in thousands)	2008	2007	$ Change	% Change
Summary of revenue:
Senior living revenue	$686,559	$601,319	$85,240	14.2%
Hospital revenue	73,103	76,711	(3,608)	(4.7)%
Corporate and Other	52,301	43,734	8,567	19.6%
Total revenue	811,963	721,764	90,199	12.5%
Summary of income from continuing operations:
Senior living communities	54,762	54,255	507	0.9%
Rehabilitation hospitals	(3,388)	(1,356)	(2,032)	149.9%
Corporate and Other	(44,336)	(33,676)	(10,660)	31.7%
Income (loss) from continuing operations	7,038	19,223	(12,185)	(63.4)%

Nine Months Ended September 30, 2008, Compared To Nine Months Ended September 30, 2007

Senior living communities:

The 14.2% increase in senior living revenue for the nine months ended September 30, 2008 was due primarily to revenues from the 39 communities we began to operate in the first nine months of 2008 and increased per diem charges, partially offset by a decrease in occupancy.  The 4.2% increase in senior living revenue at the communities that we have operated continuously since January 1, 2007 was due primarily to increased per diem charges, partially offset by a decrease in occupancy.

Our 11.5% increase in senior living wages and benefits costs for the nine months ended September 30, 2008 was primarily due to wages and benefits at the 39 communities we began to operate in the first nine months of 2008 and wage increases.  The 16.0% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the 39 communities we began to operate in the first nine months of 2008 and increased charges from various service providers.  The senior living community expenses for the senior living communities that we have operated continuously since January 1, 2007 have increased by 3.6%, due primarily to increases in therapy services and utility expenses.  The 21.8% rent expense increase was due to the addition of 36 leased communities that we began to operate in the first nine months of 2008, our payment of percentage rent and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2007.

The 6.4% increase in depreciation and amortization expense for the nine months ended September 30, 2008 was primarily attributable to our purchase of furniture and fixtures for our communities as well as the one community we acquired in April 2007 and three communities we acquired in July 2008.

Our interest and other income increased by $950,000, or 76.4%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily as a result of recognizing an $840,000 gain related to a 2003 sale of a property that was previously deferred until the buyer paid in full our note receivable during the first quarter of 2008.

During the nine months ended September 30, 2008, we recognized an other than temporary loss of $3.0 million on investments in available for sale securities held by our captive insurance companies.

Rehabilitation hospitals:

The 4.7% decrease in hospital revenues for the nine months ended September 30, 2008 was primarily due to lower Medicare reimbursement rates as well as the closing of several unprofitable outpatient clinics offset by an increase in census.  The 2.9% decrease in hospital expenses was primarily due to reductions in labor and benefit expenses and the closing of several unprofitable outpatient clinics.

The 4.2% rent expense increase in the nine months ended September 30, 2008 was due to our payment of additional rent for hospital capital improvements purchased by Senior Housing since January 1, 2007.

The 18.3% increase in depreciation and amortization expense for the nine months ended September 30, 2008 was primarily attributable to our purchase of furniture and fixtures and information technology systems for our rehabilitation hospitals.

Corporate and other:

The 19.6% and 21.7% increase in 2008 revenues and expenses, respectively, from our pharmacies for the nine months ended September 20, 2008 was primarily the result of adding new customers from both our existing senior living and third party communities.  The increase in pharmacy revenues was partially offset by the establishment of a contractual allowance reserve of $993,000.  We recorded this allowance in order to fairly state the realizable value of our pharmacy receivables which are primarily billed under Medicare Part D.

The 9.8% increase in general and administrative expenses for the nine months ended September 30, 2008 over the same period in 2007 primarily results from the administrative costs associated with the 39 communities we began to operate in the first nine months of 2008.

The 20.0% increase in depreciation and amortization expense for the nine months ended September 30, 2008 was primarily attributable to our purchase of furniture and fixtures and information technology systems for our pharmacies and corporate and regional offices.

During the nine months ended September 30, 2008, we recognized an unrealized loss of $6.2 million on investments in trading securities related to our holdings of auction rate securities.

Our interest and other income decreased by $426,000 or, 13.7%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily as a result of lower cash available for investment and lower interest rates earned on our cash investments.

For the nine months ended September 30, 2008, we incurred tax expense of $920,000, which include (i) a tax benefit of $351,000 related to prior year refunds resulting from the application of tax credits that offset federal alternative minimum taxes, (ii) $1,088,000 of state taxes that are payable without regard to our tax loss carry forwards, and (iii) $183,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

LIQUIDITY AND CAPITAL RESOURCES

Investments

At September 30, 2008, we had $68.8 million (par value of $74.8 million) invested in auction rate securities which we classified as long term investments in trading securities.  Starting in February 2008, auctions affecting our student loan auction rate securities failed to close on their settlement dates.  We do not know if future auctions for our auction rate securities will successfully close on future auction settlement dates.   On March 31, 2008, we moved our auction rate securities from current assets to non-current assets due to our belief that the market for student loan collateralized instruments may take in excess of twelve months to recover.

Our auction rate securities consist primarily of bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  The maturities of our auction rate securities range from 2032 to 2047.  However, historically we have had the option to liquidate our investments in our auction rate securities whenever the interest rates are reset at auctions, usually every 35 days.  All of our auction rate securities were rated “AAA” by at least one nationally recognized debt rating agency when we made these investments, and, to our knowledge, none of these ratings have been reduced.  We and the broker dealer, who marketed the auction rate securities which we own, are presently monitoring developments in the auction rate securities markets.  Based upon our analysis of impairment factors through September 30, 2008, we have recognized an unrealized loss of $6.1  million on our investments in these securities.

The funds which we invested in auction rate securities were funds we were holding to invest in potential acquisitions or to satisfy longer term self insurance obligations.  Accordingly, these funds are not needed to fund our current operations and we do not expect the failure of auctions affecting our auction rate securities holdings to have a material adverse impact upon our day to day operations.  Nonetheless, the current illiquidity of these investments may mean we are unable to take advantage of acquisitions or other investment opportunities.

On October 7, 2008, UBS provided us with a prospectus and offer pursuant to a settlement it had entered into with various Federal and state governmental entities requiring that it offer to repurchase the auction rate securities which it had previously marketed to us.  Under the terms of this settlement offer, UBS will repurchase, at par, our investments in auction rate securities at our request, between the periods of June 30, 2010 and July 2, 2012, or upon their call. UBS has also agreed to provide us with liquidity under a “no net cost” loan program which provides for, among other things, borrowing up to 75% of the market value of our auction rate securities.  Acceptance of this offer also requires us to release all claims we may have against UBS arising from their marketing the auction rate securities to us.  We are currently evaluating this offer and discussing with UBS alternative arrangements affecting our auction rate securities.  The UBS offer expires on November 14, 2008.

Assets and Liabilities

Our total current assets at September 30, 2008 were $131.4 million, compared to $186.0 million at December 31, 2007.  At September 30, 2008, we had cash and cash equivalents of $40.0 million compared to $31.0 at December 31, 2007.  Our current liabilities were $127.5 million at September 30, 2008, compared to $104.1 million at December 31, 2007.  The decrease in current assets was primarily the result of our reclassifying our investments in auction rate securities from current to long term assets.

Cash provided from continuing operations was $44.8 million for the first nine months of 2008 as compared with $26.2 million for the same period of 2007.  Excluding cash flows associated with our investments in trading securities, cash provided from continuing operations was $56.6 million and $50.7 million for the nine months ended September 30, 2008 and 2007, respectively. Acquisitions of property plant and equipment, on a net basis after considering the proceeds from sales of fixed assets to Senior Housing, were $11.4 million and $23.1 million for the nine month periods ended September 30, 2008 and 2007, respectively.  During the first nine months of 2008 and 2007, as a result of an early repayment of debt, we repaid long term debt of $2.6 million and $28.8 million, respectively.

Potential Acquisition

On October 10, 2008, we executed an agreement with certain affiliates of Sunwest Management, Inc. to acquire seven independent living, assisted living and Alzheimer’s care communities with a total of 624 living units for a purchase price of approximately $44.0 million.  These communities are located in North and South Carolina.  The sellers are in bankruptcy and our agreement is subject to an auction process and bankruptcy court approval.  If the properties are sold to another bidder, we are entitled to a breakup fee in the amount of $500,000.  If we are successful at this auction and our purchase is approved by the bankruptcy court, we expect to close this acquisition in the fourth quarter of the 2008. This closing is subject to various closing conditions (including licensing approvals) and there can be no assurances that we will close this acquisition.  We intend to fund this purchase with cash on hand and drawings on our existing bank credit facility or the UBS credit facility which may be available to us in connection with our investments in auction rate securities.

Our Leases with Senior Housing

As of September 30, 2008, we leased 180 senior living communities and two rehabilitation hospitals from Senior Housing under four leases.  Our leases with Senior Housing require us to pay minimum rent of $168.2 million annually and percentage rent for most senior living communities but not for our rehabilitation hospitals.  We paid approximately $794,000 and $877,000 in percentage rent to Senior Housing for the three months ended September 30, 2008 and 2007, respectively, and $2.7 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively.

Upon our request, Senior Housing may purchase our capital improvements and other investments made at the properties we lease from Senior Housing and increase our rent pursuant to contractual formulas.  During the nine months ended September 30, 2008, Senior Housing reimbursed us $42.1 million for capital expenditures made at the properties leased from Senior Housing and these purchases resulted in our annual rent being increased by $3.6 million.

On June 30, 2008, we and Senior Housing realigned our three principal combination leases.  The aggregate rent payable by us to Senior Housing is unchanged as a result of this lease realignment and the rent on future sales of property to Senior Housing, if and as Senior Housing purchases improvements to the leased properties, will be set at the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.

Included in the 180 senior living communities we lease from Senior Housing are seven assisted living communities located in Pennsylvania and New Jersey that were previously operated by NewSeasons Assisted Living Communities, Inc., or “NewSeasons”, under leases from Senior Housing.  We began to lease these communities in July, 2008.  In consideration of our lease assumption, NewSeasons paid us $10.0 million and transferred title to certain personal property located at the communities.  We have recorded this lease concession as a deferred credit on our balance sheet, which will be amortized as a reduction or rent expense over the remaining lease term.  Simultaneously with our leasing these seven communities from Senior Housing, we purchased three other NewSeasons communities from Senior Housing with 278 units located in Pennsylvania and New Jersey for $21.4 million.  We allocated the purchase price of these communities to land, building and equipment.  The purchase price of these properties was equal to the seller’s net book value which reflected the fair market value of these properties, based on appraisals by an independent appraiser.  The remaining seven communities with 716 units are leased from Senior Housing for annual rent of approximately $7.6 million per year.  These ten communities complement our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources.  All of the revenues of these communities come from residents’ private resources.

On August 1, 2008, we leased from Senior Housing two assisted living communities with a total of 112 living units which Senior Housing purchased from an unrelated party.  Our rent payable to Senior Housing for these two communities is $1.2 million per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  We added these communities to our existing lease with Senior Housing which has a term ending in 2024, with renewal options thereafter.  In addition, we purchased land adjacent to one of these communities for $890,000 for future development.

On September 1, 2008, we leased from Senior Housing eight independent living communities with a total of 451 living units which Senior Housing purchased from an unrelated party.  Our rent payable to Senior Housing for these eight communities is $5.0 million per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  We added these communities to our existing lease with Senior Housing which has a term ending in 2024, with renewal options thereafter.

On November 1, 2008, we leased from Senior Housing a continuing care retirement community with a total of 249 independent living and skilled nursing units which Senior Housing purchased from an unrelated party.  Our rent payable to Senior Housing for this community is $2.4 million per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  We added this community to our existing lease with Senior Housing which has a term ending 2024, with renewal options thereafter.  In addition, we purchased land adjacent to this community for $3.0 million for future development.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt, and our capital expenditures.

During the past several months, our census has been negatively affected by worsening economic conditions in many of the markets that we serve.  These conditions appear to be impacting many companies both within and outside of our industry and there can be no certainty as to when conditions may improve.

At some of our senior living communities, we receive operating revenues for skilled nursing services from the Medicare and Medicaid programs.  Medicare and Medicaid revenues from senior living communities were earned primarily at our 49 skilled nursing facilities.  We derived 30% and 34% of our senior living revenue from these programs during the three months ended September 30, 2008 and 2007, respectively, and 32% and 34% during the nine months ended September 30, 2008 and 2007, respectively.

Our net Medicare revenues from services to senior living community residents totaled $102.0 million and $91.8 million for the nine months ended September 30, 2008 and 2007, respectively.  In October 2007, our senior living community Medicare rates increased by approximately 3.5% over the prior period.  Our net Medicaid revenues from services to senior living community residents totaled $116.3 million and $108.5 million for the nine months ended September 30, 2008 and 2007, respectively.  The Bush administration and certain members of the Senate and the House of Representatives have proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to reduce Medicaid rates.  Worsening economic conditions in many states are causing budget shortfalls, increasing the likelihood of Medicaid rate reductions, freezes, or increases that are insufficient to offset increasing operating costs.  The magnitude of the potential Medicare and Medicaid rate reductions and the impact of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations.  Effective as of October 1, 2008, the Federal Centers for Medicare and Medicaid Services, or CMS, increased Medicare rates for skilled nursing facilities by approximately 3.4% for the federal fiscal year ending September 30, 2009, under a rule adding an annual update to account for inflation in the cost of goods and services included in a skilled nursing facility stay.  CMS had proposed a recalibration of the payment categories for skilled nursing facilities, which would have resulted in a net reduction of rates by approximately 0.3% in federal fiscal year 2009, but delayed the recalibration in order to continue to evaluate the data.  On July 15, 2008, as part of the Medicare Improvements for Patients and Providers Act of 2008, Congress enacted an 18-month extension of the Medicare outpatient therapy exception process through the end of 2009, under which Medicare may approve payments for medically necessary outpatient therapies which exceed the Medicare payment caps.  This July 15, 2008 law may forestall a reduction in certain therapy revenues we have historically realized.

We began operating our two rehabilitation hospitals in October 2006.  Approximately 63% and 68% of our revenues from these hospitals came from the Medicare and Medicaid programs for the nine months ended September 30, 2008 and 2007, respectively.  In October 2007, our rehabilitation hospital Medicare rates increased by approximately 3.5% over the prior period.  However, for payments on and after April 1, 2008 as required by the Medicare, Medicaid and SCHIP Extension Act of 2007, Medicare inflation rate increases for these hospitals are set at zero per cent for the Federal fiscal years ending September 30, 2008 and 2009, eliminating substantially all of the October 2007 rate increase.  On July 31, 2008, CMS issued a rule updating the Medicare rates for inpatient rehabilitation facilities, or IRFs, for the federal fiscal year ending September 30, 2009.  The rule recalculates the weights assigned to patient case-mix groups that are used to calculate Medicare rates for IRFs under the prospective payment system.  The rule also re-sets the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for fiscal year 2009.  CMS estimates that the changes contained in the rule will result in a decrease of 0.7% to total Medicare payments to IRFs for federal fiscal year 2009.  In May 2004, CMS issued a rule establishing revised Medicare criteria that rehabilitation hospitals are required to meet in order to participate as an IRF in the Medicare program.  As recently amended, the rule requires that for cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of the CMS’s designated medical conditions.  An IRF that fails to meet the requirements of this rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. As of September 30, 2008 and November 6, 2008, we believe we are in compliance with the CMS requirements to remain an IRF.  However, the actual percentage of patients at these hospitals who meet these Medicare requirements may not remain as high as we anticipate, or may decline.  A CMS finding of non-compliance, if it occurs, would result in our receiving lower Medicare rates than we currently receive at our hospitals.

Debt Instruments and Covenants

We have a $40.0 million revolving bank line of credit facility available for general business purposes, including acquisitions and working capital, which is currently scheduled to expire in May 2009.  The amount we are able to borrow at any time is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios; and this facility also places limits on our ability to incur or assume debt or create liens with respect to certain of our assets and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may borrow under this credit facility may be increased to $80.0 million.  The termination date may be extended twice, in each case by twelve months upon our payment of extension fees and other conditions, including lenders’ approvals.  As of September 30, 2008 and November 6, 2008, no amounts were outstanding under this credit facility.  As of September 30, 2008 and November 6, 2008 we believe we are in compliance with all applicable covenants under this credit facility.

While we currently have no outstanding borrowings on our bank facility, we may borrow amounts under the facility before it expires in May 2009, including to purchase the seven communities for approximately $44 million from affiliates of Sunwest Management, Inc.  If we have outstanding borrowings under the facility and are unable to extend it when it expires, we would need to explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and engaging in sale leaseback transactions relating to some or all of our owned communities.  While we believe we will be able to extend the bank facility or raise funds to repay any outstanding borrowings, there can be no assurance that we will be able to do so or that our cost associated with any such transaction will be reasonable.  If current market conditions continue or worsen, our lender under our bank facility may be unable or unwilling to fund advances which we request or we may not be able to access additional capital.  Impacts such as these and general capital markets conditions could impair our ability to make future acquisitions and make our current growth plans unachievable.  Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in material increase in indexes, such as LIBOR, which determine the interest rate under our bank facility.  If we borrow money under the facility, these interest cost increases could have material and adverse impact on our results of operations and financial condition.

At September 30, 2008, three of our senior living communities were encumbered by HUD insured mortgages totaling $12.6 million.  The weighted average interest rate on these loans was 6.2%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.

In September 2008, we prepaid two HUD insured mortgages that were secured by one of our senior living communities.  We paid $2.4 million in principal and interest to retire these two mortgages, and no prepayment penalty was required.  Because we had recorded these mortgages at a premium to their face value under applicable accounting rules, we recognized a net gain of $743,000 in connection with this early extinguishment of debt.

In October 2006, we issued $126.5 million principal amount of Convertible Senior Notes due in 2026, or the Notes.  Our net proceeds from this issuance were approximately $122.6 million.  These Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  These Notes mature on October 15, 2026; we may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021.  We issued these Notes pursuant to an indenture which contains various customary covenants. As of September 30, 2008 and November 6, 2008, we believe we are in compliance with all applicable covenants of this indenture.

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

Related Person Transactions

Senior Housing is our former parent company and we have various continuing relationships with Senior Housing.  We lease 180 of the 202 senior living communities and the two rehabilitation hospitals that we operated on September 30, 2008 from Senior Housing for total annual minimum rent of $168.2 million.  In addition to the minimum rent, we paid $794,000 and $877,000 in percentage rent to Senior Housing for the three months ended September 30, 2008 and

2007, respectively, and $2.7 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively.

Upon our request, Senior Housing may purchase our capital improvements and other investments made at the properties we lease from Senior Housing and increase our rent pursuant to contractual formulas.  During the nine months ended September 30, 2008, Senior Housing reimbursed us $42.1 million for capital expenditures made at the properties leased from Senior Housing and these purchases resulted in our annual rent being increased by $3.6 million.

On June 30, 2008, we and Senior Housing realigned our three principal combination leases.  The aggregate rent payable by us to Senior Housing is unchanged as a result of this lease realignment and the rent on future sales of property to Senior Housing, if and as Senior Housing purchases improvements to the leased properties, will be set at the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.

Included in the 180 senior living communities we lease from Senior Housing are seven assisted living communities located in Pennsylvania and New Jersey that were previously operated by NewSeasons Assisted Living Communities, Inc., or “NewSeasons”, under leases from Senior Housing.  We began to lease these communities in July, 2008.  In consideration of our lease assumption, NewSeasons paid us $10.0 million and transferred title to certain personal property located at the communities.  We have recorded this lease concession as a deferred credit on our balance sheet, which will be amortized as a reduction or rent expense over the remaining lease term.  Simultaneously with our leasing these seven communities from Senior Housing, we purchased three other NewSeasons communities from Senior Housing with 278 units located in Pennsylvania and New Jersey for $21.4 million.  We allocated the purchase price of these communities to land, building and equipment.  The purchase price of these properties was equal to the seller’s net book value which reflected the fair market value of these properties, based on appraisals by an independent appraiser.  The remaining seven communities with 716 units are leased from Senior Housing for annual rent of approximately $7.6 million per year.  These ten communities complement our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources.  All of the revenues of these communities come from residents’ private resources.

On August 1, 2008, we leased from Senior Housing two assisted living communities with a total of 112 living units which Senior Housing purchased from an unrelated party.  Our rent payable to Senior Housing for these two communities is $1.2 million per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  We added these communities to our existing lease with Senior Housing which has a term ending in 2024, with renewal options thereafter.  In addition, we purchased land adjacent to one of these communities for $890,000 for future development.

On September 1, 2008, we leased from Senior Housing eight independent living communities with a total of 451 living units which Senior Housing purchased from an unrelated party.  Our rent payable to Senior Housing for these eight communities is $5.0 million per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  We added these communities to our existing lease with Senior Housing which has a term ending in 2024, with renewal options thereafter.

On November 1, 2008, we leased from Senior Housing a continuing care retirement community with a total of 249 independent living and skilled nursing units which Senior Housing purchased from an unrelated party.  Our rent payable to Senior Housing for this community is $2.4 million per year, plus future increases calculated as a percentage of the revenue increase at these communities after 2010.  We added this community to our existing lease with Senior Housing which has a term ending 2024, with renewal options thereafter.  In addition, we purchased land adjacent to this community for $3.0 million for future development.

Other historical and continuing related party transactions are described in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our definitive Proxy Statement relating to the annual meeting of shareholders held on May 15, 2008, as filed with the U.S. Securities and Exchange Commission, or S.E.C, on April 2, 2008 and available at the S.E.C website www.sec.gov.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates remains unchanged since December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2008, we owned certain auction rate securities.  As a result of the current conditions in the capital markets, our auction rate securities have experienced multiple failed auctions and, as a result, there is currently no market for our sale of these securities which we believe reflects their value. While we continue to earn and receive interest on these investments at the contractual rates, we believe that the fair values of these auction rate securities no longer approximate par value.  Due to the declines in fair value for our auction rate securities through the nine months ended September 30, 2008, we have recorded an unrealized loss of $6.1 million.  We determined this unrealized loss by reference to a statement provided by our securities broker which statement was calculated with the assistance of a valuation model.  This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate discount rate.  This third party analysis also included a comparison, when possible, to other observable market data with characteristics similar to our auction rate securities.  We reviewed the components of, and the calculations made under, our broker’s model.  The valuation of our auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and the ongoing strength and quality of credit market conditions and liquidity. We do not anticipate having to sell these auction rate securities in order to operate our business. We believe that, based on our current unrestricted cash and cash equivalents balances of approximately $40 million at September 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, our cash flow, or our ability to fund our day to day operations.  See Item 2 above, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Recent Developments: Investments”.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  ON OCTOBER 7, 2008, UBS BANK ISSUED A PROSPECTUS AND OFFER TO PROVIDE LOAN LIQUIDITY TO US REGARDING THE AUCTION RATE SECURITIES WHICH UBS MARKETED TO US AND TO PURCHASE THESE SECURITIES FROM US AT PAR AFTER JUNE 10, 2010.  WE HAVE PREVIOUSLY RECORDED UNREALIZED LOSSES ON OUR INVESTMENTS IN THESE SECURITIES.  WE ARE CURRENTLY NEGOTIATING WITH UBS THE TERMS ON WHICH WE MAY ACCEPT THE UBS OFFER.  ALSO, WE MAY BE UNABLE TO REACH FINAL AGREEMENT WITH UBS ON TERMS OF ITS OFFER, UBS’S OFFER MAY CHANGE OR UBS MAY BE UNABLE TO SATISFY ITS OBLIGATIONS AFTER THE OFFER OR A MODIFICATION OF THE OFFER IS ACCEPTED BY US.  ACCORDINGLY, WE MAY BE UNABLE TO SELL OUR AUCTION RATE SECURITIES TO UBS, THE LOSSES WE HAVE RECORDED ON THESE SECURITIES MAY NOT BE REVERSED AND WE MAY INCUR ADDITIONAL LOSSES FROM CHANGES IN THE VALUE OF THESE SECURITIES OR WHEN THEY ARE SOLD.

•                  WE HAVE AGREED WITH CERTAIN AFFILIATES OF SUNWEST MANAGEMENT, INC. TO ACQUIRE COMMUNITIES LOCATED IN NORTH AND SOUTH CAROLINA.  THE SELLERS ARE IN BANKRUPTCY AND OUR AGREEMENT IS SUBJECT TO AN AUCTION PROCESS AND BANKRUPTCY COURT APPROVAL.  IF WE ARE SUCCESSFUL AT AUCTION AND ARE APPROVED BY THE BANKRUPTCY COURT, WE WOULD EXPECT TO CLOSE THIS ACQUISITION IN THE FOURTH QUARTER OF 2008; HOWEVER THERE CAN BE NO ASSURANCES THAT WE WILL CLOSE THIS ACQUISITION.

•                  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR TO REFINANCE OR OBTAIN ADDITIONAL FINANCING ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2008, we granted 5,250 shares of common stock, par value $0.01 per share, valued at $4.40 per share, the closing price of our common shares on the American Stock Exchange on that day, to our Director of Internal Audit.  We made this grant pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information

Bylaws Changes

On November 7, 2008, our Board of Directors approved Amended and Restated Bylaws for us, which reflect various revisions to our previous bylaws.  The Amended and Restated Bylaws are effective as of November 7, 2008.

The changes reflected in the Amended and Restated Bylaws from our previous bylaws include, among other things:

•                  A number of revisions to the provisions regarding meetings of our stockholders contained in Article II, including among other things:

•                  Requiring any stockholder of record seeking to have stockholders request a special meeting of stockholders to provide us with additional information required by Section 2.14 of the Amended and Restated Bylaws, which includes the information required to be provided to us by stockholders seeking to nominate directors or propose other business at an annual meeting of stockholders, and that the information required to be provided by stockholders requesting a special meeting be received by our secretary within 10 days after the date set by the Board of Directors as the record date for determining stockholders entitled to request a special meeting of stockholders;

•                  Expressly providing that notice of stockholders meetings may be made by electronic transmission;

•                  Amending the bylaw provision governing when in advance of a meeting of stockholders the notice of meeting must be given to the stockholders, which provision had required the notice be given between 10 and 90 days prior to the meeting, to now provide that the notice shall be given in accordance with applicable law and our charter (our charter currently requires notice be given between 10 and 90 days prior to a meeting);

•                  Expressly providing that we are not required to give notice of, or set a new record date for, an adjourned meeting of stockholders;

•                  Expressly authorizing the chairperson of a stockholders meeting to adjourn the meeting for any reason deemed necessary by the chairperson, including if (i) no quorum is present for the transaction of the business, (ii) the Board of Directors or the chairperson of the meeting determines that adjournment is necessary or appropriate to enable the stockholders to consider fully information that the Board of Directors or the chairperson of the meeting determines has not been made sufficiently or timely available to stockholders or (iii) the Board of Directors or the chairperson of the meeting determines that adjournment is otherwise in our best interests;

•                  Enumerating additional specific actions the chairperson of a stockholders meeting is entitled to take at the meeting for the proper conduct of the meeting, including concluding the meeting and complying with any state and local laws concerning safety and security;

•                  Consistent with our charter, providing that: at any annual or special meeting of stockholders called by the Board of Directors or any of our authorized officers, the presence in person or by proxy of stockholders entitled to cast one-third of all the votes entitled to be cast at such meeting shall constitute a quorum; and notwithstanding the foregoing, at any special meeting of stockholders called upon the written request of stockholders pursuant to Section 2.3(b) of the Amended and Restated Bylaws, the presence in person or by proxy of stockholders entitled to cast a majority of all the votes entitled to be cast at such meeting shall constitute a quorum;

•                  Amending the voting standard for approval of matters to be voted upon by stockholders, other than for the election of directors or other matters for which our charter, applicable law or the listing requirements of the principal exchange on which our shares of common stock are listed require otherwise, to require the affirmative vote of 75% of the votes entitled to be cast for each such matter unless the Board of Directors has previously approved a matter, in which case, the vote required for approval shall be a majority of votes cast at a meeting of stockholders duly called and at which a quorum is present;

•                  Providing that any proxy relating to the shares of our stock shall be valid until the expiration date therein or, if no expiration is so indicated, for such period as is permitted pursuant to Maryland law;

•                  Removing the bylaw expressly providing that the Board of Directors may adopt by resolution a procedure by which a stockholder may certify in writing to us that any shares registered in the name of the stockholder are held for the account of a specified person other than the stockholder, resulting in the person specified in the certification being regarded as, for the purposes set forth in the certification, the shareholder of record of the specified shares;

•                  Expressly stating that at a meeting of stockholders, all questions concerning the qualification of voters, the validity of proxies, and the acceptance or rejection of votes, shall be decided by or on behalf of the chairperson of the meeting, subject to the authority of inspectors, if any, pursuant to Section 2.13 of the Amended and Restated Bylaws;

•                  Expressly providing that the Board of Directors may fix the date for determination of stockholders entitled to notice of and to vote at a meeting of stockholders and that if no date is fixed for such determination, only persons in whose names shares of stock entitled to vote are recorded on our stock records at the opening of business on the day of any meeting of stockholders shall be entitled to vote at such meeting;

•                  Revising the procedures for submission of nominations for directors elections and other proposals by stockholders for consideration at an annual meeting of stockholders, including, among other things:

•                  Requiring a stockholder wishing to make a nomination or proposal of other business to be a stockholder of record at the time of submitting its notice of a nomination or other proposal through and including the time of the meeting;

•                  Providing that the advance notice provisions in Section 2.14.1(a)(ii) are the exclusive means for a stockholder to submit such business for consideration at an annual meeting of stockholders, except to the extent of matters which are required to be presented to stockholders by applicable law which have been properly presented in accordance with the requirements of such law;

•                  Revising the deadline for submitting a notice of a nomination or proposal of other business for consideration at an annual meeting of our stockholders to not later than 5:00 p.m. (Eastern Time) on the 120th day nor earlier than the 150th day prior to the first anniversary of the date of our preceding year’s proxy statement; and if the date of the proxy statement for the annual meeting is more than 30 days earlier than the first anniversary of the date of the proxy statement for the preceding year’s annual meeting, the notice shall be delivered by not later than 5:00 p.m. (Eastern Time) on the 10th day following the earlier of the day on which (i) notice of the annual meeting is mailed or otherwise made available or (ii) public announcement (as defined in the Amended and Restated Bylaws) of the date of such meeting is first made by us; and corresponding changes were made to the deadline for nominations for director elections where we increase the number of directors to be elected at the meeting but only with respect to nominees for any new positions created by such increase and for special meetings of stockholders if the Board of Directors has determined that directors shall be elected at that special meeting;

•                  For purposes of our 2009 annual meeting of stockholders, the amendments provide that, to be timely, a notice shall be delivered to our secretary at our principal executive offices not later than 5:00 p.m. (Eastern Time) on December 31, 2008 nor earlier than December 1, 2008;

•                  Expanding the information required to be provided regarding any proposed nominee or certain associates of the proposed nominee by the proposing stockholder, including, among other things:

•                  Requiring information as to the proposed nominee’s qualifications to be a director pursuant to the criteria set forth in Section 3.1 of the Amended and Restated Bylaws;

•                  Expanding to 24 months the period of time prior to the submission of the notice by the stockholder for which disclosure regarding transactions relating to our securities by the proposed nominee or certain associates of the proposed nominee need be provided by the proposing stockholder;

•                  Requiring disclosure of certain performance related fees that the proposed nominee or certain of the proposed nominee’s associates are entitled to based on any increase or decrease in the value of shares of our stock or instrument or arrangement of the type contemplated within the definition of a Derivative Transaction (as defined in the Amended and Restated Bylaws), if any, as of the date of such notice;

•                  Requiring disclosure of any proportionate interest in shares of our stock or instrument or arrangement of the type contemplated within the definition of a Derivative Transaction held, directly or indirectly, by a general or limited partnership in which such proposed nominee or certain associates of the proposed nominee is a general partner or, directly or indirectly, beneficially owns an interest in a general partner;

•                  Requiring disclosure of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among the proposing stockholder, certain associates of the proposed nominee, or their respective affiliates and associates, or others acting in concert therewith, on the one hand, and the proposed nominee, or his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission, if the stockholder making the nomination and certain associates of the proposed nominee on whose behalf the nomination is made, or any affiliate or associate thereof or person acting in concert therewith, were the “registrant” for purposes of such rule and the proposed nominee were a director or executive officer of such registrant; and

•                  Requiring disclosure of any rights to dividends on the shares of our stock owned beneficially by the proposed nominee or certain associates of the proposed nominee that are separated or separable from the underlying shares of our stock;

•                  Expanding the information required to be provided by the stockholder regarding itself and certain of its associates to include, among other things:

•                  A description of all agreements, arrangements and understandings between the stockholder and certain associates of the stockholder amongst themselves or with any other person or persons (including their names) in connection with the proposal of such business by the stockholder;

•                  Additional information regarding transactions by the proposed stockholder and certain associates of the stockholder involving our securities, including extending to 24 months the period of time prior to the submission of the notice by the stockholder for which such information must be provided;

•                  Disclosure of the stockholder’s investment intent with respect to the stockholder’s acquisition of our securities;

•                  All information relating to the stockholder and certain associates of the stockholder required to be disclosed in connection with the solicitation of proxies for election of directors in an election contest (even if an election contest is not involved), or is otherwise required, in each case, pursuant to Section 14 (or any successor provision) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder;

•                  Disclosure of certain performance related fees that the stockholder or certain associates of the stockholder is entitled to based on any increase or decrease in the value of shares of our stock or instrument or arrangement of the type contemplated within the definition of Derivative Transaction, if any, as of the date of such notice;

•                  Disclosure of any proportionate interest in shares of our stock or instrument or arrangement of the type contemplated within the definition of Derivative Transaction held, directly or indirectly, by a general or limited partnership in which the stockholder or certain associates of the stockholder is a general partner or, directly or indirectly, beneficially owns an interest in a general partner; and

•                  Disclosure of any rights to dividends on the shares of our stock owned beneficially by the proposed nominee or certain associates of the proposed nominee that are separated or separable from the underlying shares of our stock; and

•                  Requiring the stockholder to indicate the class and series of our capital stock entitled to vote for the proposed nominee and/or other proposal of business, as applicable, if more than one class or series of our capital stock is outstanding;

•                  Clarifying and revising the notice obligations for a stockholder nomination or other proposal that, if approved and implemented by us, would cause us to be in breach of any covenant of us in any existing debt instrument or agreement to extend the provision to cover other material agreements and to apply generally to our subsidiaries (as defined in the Amended and Restated Bylaws) as well as us and to require the proposing stockholder to provide at the same time as the submission of its nomination or other proposal evidence of the availability to us of substitute credit or contractual arrangements similar to the credit or contractual arrangements which are implicated by the stockholder nomination or other proposal that are at least as favorable to us, as determined by the Board of Directors in its discretion, unless the proposing stockholder instead submits at such time evidence satisfactory to the Board of Directors of the lender’s or contracting party’s willingness to waive the breach of covenant or default;

•                  Clarifying and expanding the notice requirements regarding stockholder nominations or other proposals requiring regulatory notice, consent or approval to require that the stockholder provide at the same time as the submission of the nomination or proposal of other business evidence satisfactory to the Board of Directors that the applicable governmental or regulatory actions have been made or obtained or if that evidence was not obtainable by the time of such submission despite the stockholder’s diligent and best efforts, a detailed plan for making or obtaining the applicable filings, consents or approvals prior to the election of any stockholder nominee or the implementation of the stockholder’s proposal, which plan must be satisfactory to the Board of Directors in its discretion;

•                  Clarifying the procedures for the verification of information provided by the stockholder making the nomination or other proposal of business and expressly providing that the proposing stockholder is responsible for ensuring compliance with the advance notice provisions, that any responses of the stockholder to any request for information will not cure any defect in the stockholder’s notice and that neither we, the Board of Directors or any committee of the Board of Directors nor any of our officers has any duty to request clarification or updating information or inform the proposing stockholder of any defect in the stockholder’s notice; and

•                  Providing that, subject to applicable law, any stockholder proposal for business the subject matter or effect of which would be within the exclusive purview of the Board of Directors shall be deemed not to be a matter upon which the stockholders are entitled to vote;

•                  A number of revisions to the provisions regarding qualifications of directors and meetings and processes of the Board of Directors contained in Article III, including among other things:

•                  Expressly providing for nonexclusive qualifications that a director must possess to qualify for nomination or election as a director, including that the individual (i) is at least 21 years of age and is not under legal disability, (ii) has substantial expertise or experience relevant to our business or our subsidiaries’ business, (iii) has not been convicted of a felony and (iv) meets the qualifications of an Independent Director or a Managing Director (each as defined in the Amended and Restated Bylaws), as appropriate;

•                  Expressly providing that, in the case of failure to elect directors at an annual meeting of the stockholders, the incumbent directors shall hold over and continue to direct the management of our business and affairs until they may resign or until their successors are elected and qualify;

•                  Amending the definition of an Independent Director to be one who is not an employee of ours or Reit Management & Research LLC (or its permitted successors or assigns under the Shared Services Agreement entered into between us and Reit Management & Research LLC), who is not involved in our day to day activities and who meets the qualifications of an independent director (not including the specific independence requirements applicable only to members of the Audit Committee of the Board of Directors) under the applicable rules of each stock exchange upon which shares of our stock are listed for trading and the Securities and Exchange Commission, as those requirements may be amended from time to time; and amending the definition of a Managing Director to be one who is not an Independent Director and who has been an employee of ours or Reit Management & Research LLC (or its permitted successors or assigns under the Shared Services Agreement entered into between us and Reit Management & Research LLC) or involved in our day to day activities for at least one year prior to his or her election;

•                  Providing that the time and place of the annual meeting of the Board of Directors may be changed by the Board of Directors and that the Board of Directors may provide, by resolution, the time and place, either within or without the State of Maryland, for the holding of regular meetings of the Board of Directors without other notice than such resolution;

•                  Removing the bylaws provision relating to who is to act as chairman and secretary at any meeting of the Board of Directors;

•                  Expressly providing that actions taken at any meeting of the Board of Directors, however called and noticed or wherever held, shall be as valid as though taken at a meeting duly held after regular call and notice if a quorum is present and if, either before or after the meeting, each of the directors not present waives notice, consents to the holding of such meeting or approves the minutes thereof;

•                  Expressly providing that any directors elected to fill a vacancy, whether occurring due to an increase in size of the Board of Directors or by the death, resignation or removal of any director, shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred or was created and until a successor is elected and qualifies;

•                  Removing the provision that provided that no director shall be liable for any loss which may occur by reason of the failure of the bank, trust company, savings and loan association or other institution with whom moneys or share have been deposited; and

•                  Expressly providing that a director need not be a stockholder of ours;

•                  Including emergency provisions in order to provide for procedural flexibility in the event of an emergency;

•                  Revisions were made to Articles IV and V to update the roles and processes of the committees of the Board of Directors and our officers, including expressly requiring that the Audit Committee, the Compensation Committee and the Nominating and Governance Committee be composed of three or more directors and that  each committee of the Board of Directors keep minutes of its proceedings and periodically report its activities to the full Board of Directors;

•                  Revisions were made to Article VII to provide for certain clarifications and administrative changes, including expressly providing that stockholders may request that their shares of our stock be in book entry form and eliminating any bylaw provisions detailing the requirements of any legends to be placed on any certificate;

•                  A new Article VIII was adopted which provides for various regulatory and disclosure requirements effecting us or any subsidiary of ours that our stockholders shall comply with, including, among other things:

•                  Requiring that stockholders whose ownership interest in us or actions affecting us, triggers the application of any requirement or regulation of any federal, state, municipal or other governmental or regulatory body on us or any subsidiary of ours or any of their respective businesses, assets or operations, promptly take all actions necessary and fully cooperate with us to ensure that such requirements or regulations are satisfied without restricting, imposing additional obligations on or in any way limiting the business, assets, operations or prospects of us or any subsidiary of ours;

•                  Requiring that, if the stockholder fails or is otherwise unable to promptly take such actions so as to satisfy such requirements or regulations, then the stockholder shall promptly divest a sufficient number of shares of our stock necessary to cause the application of such requirement or regulation to not apply to us or any subsidiary of ours; and, if the stockholder fails to cause such satisfaction or divest itself of such sufficient number of shares of our stock by not later than the 10th day after triggering such requirement or regulation, then any shares of our stock  beneficially owned by such stockholder at and in excess of the level triggering the application of such requirement or regulation shall, to the fullest extent permitted by law, be deemed to constitute shares held in violation of the ownership limitations set forth in Article VI of our charter and be subject to the provisions of Article VI of our charter and any actions triggering the application of such requirements or regulations may be deemed by us to be of no force or effect;

•                  Requiring that if the stockholder fails to satisfy the requirements or regulations or to take curative actions within such 10 day period, we may take all other actions which the Board of Directors deems appropriate to require compliance or to preserve the value of our assets; and we may charge the offending stockholder for our costs and expenses as well as any damages which may result to us;

•                  Requiring that stockholders comply with all applicable requirements of federal and state laws, including all rules and regulations promulgated thereunder, in connection with such stockholder’s ownership interest in us and all other laws which apply to us or any subsidiary of ours or their respective businesses, assets or operations and which require action or inaction on the part of the stockholder;

•                  Providing that, if a stockholder, by virtue of the stockholder’s ownership interest in us or its receipt or exercise of proxies to vote shares of stock owned by other stockholders would not be permitted to vote the stockholder’s shares of us or proxies for shares of our stock in excess of a certain amount pursuant to applicable law but the Board of Directors determines that the excess shares or shares represented by the excess proxies are necessary to obtain a quorum, then the stockholder shall not be entitled to vote any such excess shares or proxies, and instead such excess shares or proxies may, to the fullest extent permitted by law, be voted by the Board of Directors (or by another person designated by the Board of Directors) in proportion to the total shares of stock otherwise voted on such matter; and

•                  Providing that, to the fullest extent permitted by law, any representation, warranty or covenant made by a stockholder with any governmental or regulatory body in connection with such stockholder’s interest in us or any subsidiary of ours shall be deemed to be simultaneously made to, for the benefit of and enforceable by, us and any applicable subsidiary of ours;

•                  Former Article IX of our bylaws (now Article X of the Amended and Restated Bylaws) was amended by removing the provision expressly authorizing the Board of Directors, before payment of any dividends or other distributions, to set aside out of any funds of ours available for dividends or other distributions such sum or sums as the Board of Directors may from time to time, in its absolute discretion, think proper as a reserve fund for contingencies or for any other purpose as the Board of Directors shall determine to be in our best interest;

•                  As the Board of Directors has the express ability to adopt, amend, revise or terminate any policy or policies with respect to investments by us, former Article X of our bylaws was removed;

•                  As we are party to indemnification agreements with our directors and officers, what was formerly Article XII of our bylaws (indemnification and advance of expenses) was removed;

•                  A new Article XIV of the Amended and Restated Bylaws provides additional provisions, including, among other things:

•                  Providing that, to the fullest extent permitted by law, each stockholder will be liable to us for, and indemnify and hold us harmless (and any subsidiaries or affiliates thereof) from and against, all costs, expenses, penalties, fines or other amounts arising from such stockholder’s breach of any provision of the Amended and Restated Bylaws or our charter or any action against us in which such stockholder is not the prevailing party;

•                  Providing procedures for ratification of past action or inaction on the part of us or our officers; and

•                  Empowering the Board of Directors to make determinations regarding ambiguities in the application of the Amended and Restated Bylaws; and

•                  Various other amendments and modifications to address various administrative matters, clarify certain provisions, eliminate certain matters already addressed in our charter and update some outdated provisions.

To the extent that the amendments to our bylaws, as well as the preexisting provisions of our bylaws, contain provisions which limit the ability of a stockholder to remove management or directors or restrict the ability to own or transfer shares of our stock, those provisions may have anti-takeover effects.

The foregoing summary of the amendments to the existing bylaws is qualified in its entirety by reference to the text of the amendments and the Amended and Restated Bylaws.  The Amended and Restated Bylaws, and a copy marked to show changes from the prior bylaws, are attached hereto as Exhibits 3.1 and 3.2, respectively, and are incorporated by reference herein.

Acquisition Agreement

On October 10, 2008, we executed an agreement with certain affiliates of Sunwest Management, Inc. to acquire seven independent living, assisted living and Alzheimer's care communities with a total of 624 living units for a purchase price of approximately $44,000.  These communities are located in North and South Carolina.  The sellers are in bankruptcy and our agreement is subject to an auction process and bankruptcy court approval.  If the properties are sold to another bidder, we are entitled to a breakup fee in the amount of $500.  If we are successful at this auction and our purchase is approved by the bankruptcy court, we expect to close this acquisition in the fourth quarter of the 2008. This closing is subject to various closing conditions (including licensing approvals) and there can be no assurances that we will close this acquisition.  We intend to fund this purchase with cash on hand and drawings on our existing bank credit facility or the UBS credit facility which may be available to us in connection with our investments in auction rate securities.

Item 6.    Exhibits

3.1	Amended and Restated Bylaws of the Company, as amended and restated November 7, 2008. (Filed herewith.)

3.2	Amended and Restated Bylaws of the Company, as amended and restated November 7, 2008 (marked). (Filed herewith.)

10.1

Confirmation of and Joinder to Guarantees and Confirmation and Amendment of and Joinder to Other Incidental Documents, dated as of August 1, 2008, by and among the Company, certain affiliates of the Company, and certain affiliates of Senior Housing Properties Trust.  (Filed herewith.)

10.2

Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 3), dated as of September 1, 2008, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.3

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 3), dated as of November 1, 2008, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.4

Confirmation of and Joinder to Guarantees and Confirmation and Amendment of and Joinder to Other Incidental Documents, dated as of November 1, 2008, by and among the Company, certain affiliates of the Company, and certain affiliates of Senior Housing Properties Trust.  (Filed herewith.)

10.5

Purchase and Sale Agreement, dated as of October 10, 2008, by and among the Company,  Anderson Senior Living Property, LLC, Mt. Pleasant Oakdale I Property, LLC, Mt. Pleasant Oakdale II Property, LLC, Charlotte Oakdale Property, LLC, Greensboro Oakdale Property, LLC, Pinehurst Oakdale Property, LLC, and Winston-Salem Oakdale Property, LLC. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)

99.1	Reimbursement Agreement, dated as of October 17, 2008, by and among the Company, Reit Management & Research LLC and TravelCenters of America LLC. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.

Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: November 7, 2008

/s/ Francis R. Murphy III

Francis R. Murphy III
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: November 7, 2008