Form 10-K
period 2008-12-31
FIVE STAR QUALITY CARE INC
filed 2009-03-02
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16817

FIVE STAR QUALITY CARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Incorporation)	04-3516029 (IRS Employer Identification No.)
400 Centre Street, Newton, Massachusetts (Address of Principal Executive Offices)	02458 (Zip Code)

Registrant's Telephone Number, Including Area Code: 617-796-8387

Securities to be registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock	NYSE Alternext US LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of the registrant held by non-affiliates was $147.0 million based on the $4.73 closing price per common share on the NYSE Alternext US LLC on June 30, 2008. For purposes of this calculation, an aggregate of 722,832.6 shares of common stock, including 35,000 shares of common stock held by Senior Housing Properties Trust, are held by the directors and officers of the registrant and have been included in the number of shares of common stock held by affiliates.

         Number of the registrant's shares of common stock outstanding as of February 27, 2009: 32,205,604.

        In this Annual Report on Form 10-K, the terms the "Company", "Five Star", "FVE", "we", "us" or "our", include Five Star Quality Care, Inc., and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 14, 2009, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE BUT ARE NOT LIMITED TO STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR DIRECTORS AND OFFICERS, WITH RESPECT TO:

  •
  OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS PROFITABLY;

  •
  OUR ABILITY TO INTEGRATE NEW ACQUISITIONS AND LEASE OR PURCHASE ADDITIONAL SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS;

  •
  OUR ABILITY TO MEET OUR DEBT OBLIGATIONS;

  •
  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER RATE SETTING AND REGULATORY REQUIREMENTS;

  •
  THE FINANCIAL CAPACITY OF UBS AG, OR UBS, TO MEET ITS OBLIGATIONS TO US AND TO PURCHASE OUR AUCTION RATE SECURITIES, OR ARS;

  •
  OUR POTENTIAL SALE OF PROPERTIES THAT ARE CLASSIFIED AS HELD FOR SALE ON OUR CONSOLIDATED BALANCE SHEET;

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY BEING FORMED AND LICENSED IN THE STATE OF INDIANA WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

  •
  OTHER MATTERS.

THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS;

i

  •
  COMPETITION WITHIN THE SENIOR LIVING INDUSTRY AND OUR OTHER BUSINESSES;

  •
  INCREASES IN INSURANCE AND TORT LIABILITY COSTS;

  •
  CHANGES IN MEDICARE AND MEDICAID PAYMENTS WHICH COULD RESULT IN A REDUCTION OF RATES OR A FAILURE OF THESE RATES TO MATCH OUR COST INCREASES;

  •
  POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS AND RMR AND ITS RELATED ENTITIES AND CLIENTS; AND

  •
  CHANGES IN FEDERAL, STATE AND LOCAL REGULATIONS WHICH COULD AFFECT OUR SERVICES.

FOR EXAMPLE:

  •
  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR TO REFINANCE OR OBTAIN ADDITIONAL FINANCING ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

  •
  UBS HAS RECENTLY REPORTED SIGNIFICANT LOSSES AND MAY BE UNABLE TO PURCHASE OUR ARS AS A RESULT OF ITS FINANCIAL CAPACITY AND OTHER CIRCUMSTANCES BEYOND OUR CONTROL;

  •
  PARTICIPATION IN AN INSURANCE BUSINESS INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY FINANCE CLAIMS WHICH COULD LEAVE OUR COMPANY UNDERINSURED AND INCREASE ITS FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PROCURED WITH OTHER MORE ESTABLISHED INSURERS. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AN INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE MORE FUNDS THAN WE EXPECT;

  •
  WE EXPECT TO OPERATE OUR REHABILITATION HOSPITALS AND PHARMACIES PROFITABLY. HOWEVER, WE HAVE HISTORICALLY EXPERIENCED LOSSES FROM THESE OPERATIONS AND WE MAY BE UNABLE TO OPERATE THESE BUSINESSES PROFITABLY; AND

  •
  OUR RESIDENTS MAY BE UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS.

        OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER "ITEM 1A. RISK FACTORS."

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

        EXCEPT AS REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ii

FIVE STAR QUALITY CARE, INC.

2008 ANNUAL REPORT ON FORM 10-K

*
Incorporated by reference to our to be filed Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 14, 2009, to be filed pursuant to Regulation 14A.

iii

PART I

Item 1.    Business

GENERAL

        We operate senior living communities, including independent living or congregate care communities, assisted living communities and skilled nursing facilities. As of December 31, 2008, we leased or owned and operated 210 senior living communities containing 22,264 living units, including 161 primarily independent and assisted living communities with 17,854 living units and 49 skilled nursing facilities with 4,410 units.

        Of our 161 primarily independent and assisted living communities, we:

  •
  leased 134 communities containing 15,679 living units from Senior Housing Properties Trust, or Senior Housing, our former parent;

  •
  leased four communities with 200 living units from Health Care Property Investors, or HCPI; and

  •
  owned 23 communities with 1,975 living units.

        Of our 49 skilled nursing facilities, we:

  •
  leased 47 facilities from Senior Housing with 4,139 units; and

  •
  owned two facilities with 271 units.

        In the aggregate, our 210 senior living communities included 6,304 independent living apartments, 9,682 assisted living suites and 6,278 skilled nursing units. Included in the above counts are two assisted living communities containing 173 living units which have been reclassified to discontinued operations.

        We also own and operate institutional pharmacies and we operate two rehabilitation hospitals with 321 beds that we lease from Senior Housing. Our two rehabilitation hospitals provide inpatient services at the two hospitals and three satellite locations. In addition, we operate 15 outpatient clinics affiliated with these two hospitals.

        Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

OUR HISTORY

Spin Off From Senior Housing

        We were created by Senior Housing in April 2000 to operate 54 skilled nursing facilities and two assisted living communities repossessed from former Senior Housing tenants. We were incorporated in Delaware in April 2000 and reincorporated in Maryland on September 17, 2001. On December 31, 2001, Senior Housing distributed substantially all of our outstanding shares to its shareholders and we became a separate, publicly owned company listed on the American Stock Exchange (now the NYSE Alternext US LLC).

Senior Living Acquisitions and Initiation of Long Term Leases

        We have grown our business through acquisitions, primarily through initiation of long term leases, of independent and assisted living communities where residents' private resources account for a large majority of revenues.

        In 2002, we commenced operations at 51 senior living communities, including 31 communities then operated by Marriott Senior Living Services, Inc. and subsequently operated by Sunrise Senior Living

Services, Inc., or SLS, a wholly owned subsidiary of Sunrise Senior Living, Inc. We commenced operations at three senior living communities in 2003, 47 senior living communities in 2004, seven senior living communities in 2005, 11 senior living communities in 2006 and one senior living community in 2007.

        In 2008, we commenced operations at 47 senior living communities with a total of 4,179 living units. Thirty-six of these communities are assisted living communities (one of which offers some skilled nursing services and one of which offers some independent living services), nine are independent living communities and two are continuing care retirement communities which offer independent living, assisted living and skilled nursing services. Thirty-seven of these communities with a total of 3,273 living units are leased from Senior Housing. We acquired three assisted living communities from Senior Housing with 278 units located in Pennsylvania and New Jersey for a purchase price of $21.4 million. In addition, we purchased six assisted living communities and one independent living community from an unrelated party for $44.0 million. We also purchased land for future development adjacent to three of these communities for a total of $3.9 million.

Pharmacies

        Between 2003 and 2006, we acquired six institutional pharmacies and one mail order pharmacy located in Wisconsin, Nebraska, California, South Carolina and Virginia.

        In December 2007, we decided to sell or cease operating one institutional pharmacy located in California and our mail order pharmacy located in Nebraska. Accordingly, the operating results of these two businesses are now included in discontinued operations. We sold the institutional pharmacy located in California on January 15, 2009. We were unable to sell the mail order pharmacy on acceptable terms and we expect to discontinue all operations on or about March 31, 2009.

Rehabilitation Hospitals

        In October 2006, we began to operate two rehabilitation hospitals located in Braintree and Woburn, Massachusetts that provide extensive inpatient and outpatient health rehabilitation services. These hospitals are leased from Senior Housing through June 30, 2026.

Termination of SLS Management Agreements

        During 2005 and 2006, we terminated management agreements for all of the senior living communities that SLS managed for us and began to directly operate these communities for our own account. In connection with these terminations, we paid SLS termination fees totaling $216.1 million. We no longer pay any fees to SLS.

Discontinued Operations

        Between 2003 and 2006, we ceased operations at four skilled nursing facilities, which we previously leased from Senior Housing, and eight assisted living facilities, two of which we previously leased from Senior Housing. If and as these facilities were sold our rent payable to Senior Housing was reduced pursuant to formulas in our multi-facility leases with Senior Housing.

        During 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we lease from Senior Housing. We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual rent payable to Senior Housing will decrease by approximately 9.5% of the net proceeds of the sale.

        As discussed above, in December 2007, we decided to sell one institutional pharmacy located in California and to close our mail order pharmacy located in Nebraska.

Equity and Debt Financings

        In 2006, we issued 11,500,000 common shares in an underwritten public offering raising net proceeds of $114.1 million and we issued $126.5 million principal amount of Convertible Senior Notes due 2026, or the Notes. The Notes bear interest at 3.75% per annum, payable semi-annually, and will mature on October 15, 2026. We may prepay the Notes at anytime after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021. On January 20, 2009, we purchased and retired $46.5 million par value of our Notes for approximately $20.0 million plus accrued interest. We expect to report a $25.1 million gain on extinguishment of debt from this transaction in the first quarter of 2009.

OUR GROWTH STRATEGY

        We believe that the aging of the United States population will increase demand for independent living properties, assisted living communities, skilled nursing facilities, pharmacies and rehabilitation services. Our principal growth strategy is to profit from this increasing demand by operating properties that provide high quality services to seniors.

        We seek to improve the profitability of our existing operations by increasing revenues and improving margins. We attempt to increase revenues by increasing rates and utilization of our facilities and services. We attempt to improve margins by limiting increases in expenses and improving operating efficiencies.

        In addition to managing our existing operations, we intend to continue to grow our business through acquisitions, primarily through initiation of long term leases, of independent and assisted living communities where residents' private resources account for a large majority of revenues.

        Since we became a public company in late 2001, we have acquired, and continue to own or lease and operate, 158 primarily independent and assisted living communities that as of December 31, 2008 generated approximately 86.3% of their revenue from residents' private resources, rather than from Medicare or Medicaid. We prefer to acquire communities which have achieved or are close to achieving stabilized operations, although we occasionally purchase turn-around facilities where we believe we can make significant improvements in operations. We also seek to make acquisitions where we can realize cost efficiencies by adding communities to existing regional operations.

        In October 2006, we began to operate two rehabilitation hospitals located in Braintree and Woburn, Massachusetts. These hospitals offer extensive inpatient and outpatient services. We may seek to acquire additional rehabilitation hospitals or expand our rehabilitation business in our current markets.

        Although expansion of our free-standing skilled nursing facility business is not our primary growth strategy, we consider the inclusion of skilled nursing operations in continuing care retirement communities to be a worthwhile growth opportunity.

TYPES OF PROPERTIES

        Our present business plan contemplates the ownership, leasing and management of independent living apartments or congregate care communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. Some of our properties combine more than one type of service in a single building or campus. Our business plan also includes continued operations and growth of our pharmacy and outpatient clinic rehabilitation services businesses. We operate most of our pharmacies and several of our outpatient rehabilitation clinics from leased commercial spaces.

        Independent Living Apartments or Congregate Care Communities.    Independent living apartments or congregate care communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly maid service or services of a social director. Additional services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the community are dedicated to assisted living or nursing services. As of December 31, 2008, our business included 6,304 independent living apartments in 51 communities.

        Assisted Living Communities.    Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community as requested or at regularly scheduled times. As of December 31, 2008, our business included 9,682 assisted living suites in 144 communities.

        Skilled Nursing Facilities.    Skilled nursing facilities, or SNFs, generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF generally includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2008, our business included 6,278 skilled nursing units in 78 communities.

        Rehabilitation Hospitals.    Rehabilitation hospitals, also known as inpatient rehabilitation facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in SNFs. Patients in IRFs generally receive a minimum of three hours of rehabilitation services daily. IRFs also provide onsite pharmacy, radiology, laboratory, telemetry, hemodialysis and orthotics/prosthetics services. Outpatient satellite clinics are often included as part of the services offered by IRFs. As of December 31, 2008, our two rehabilitation hospitals had 321 beds available for inpatient services and provided services at three satellite locations. In addition, these two hospitals operate 15 affiliated outpatient clinics where patients discharged from hospitals can continue their therapy programs and receive amputee, brain injury, neurorehabilitation, cardio-pulmonary, orthopedic, spinal cord injury and stroke rehabilitation services.

        Pharmacies.    Institutional pharmacies provide large quantities of drugs at locations where patients with recurring pharmacy requirements are concentrated. Our institutional pharmacies included in continuing operations are located in six leased commercial spaces and one owned commercial space containing a total of approximately 90,709 square feet plus parking areas for our employees and delivery vehicles.

OPERATING STRUCTURE

        We have three divisional offices which are located throughout the country. Each divisional office is responsible for multiple regions and is headed by a divisional vice president with extensive experience in the senior living industry. We have several regional offices within each division. Each regional office is responsible for multiple communities and is headed by a regional director of operations with extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist. Regional staffs are responsible for all our senior living community operations within the region, including:

  •
  resident services;

  •
  Medicare and Medicaid billing;

  •
  marketing and sales;

  •
  hiring of community personnel;

  •
  compliance with applicable legal and regulatory requirements; and

  •
  supporting our development and acquisition plans within their region.

        In addition, a fourth divisional vice president with extensive experience in the pharmacy and rehabilitation industries oversees our pharmacies and IRF businesses from our corporate office.

        Our home office staff, located in Massachusetts, performs the following tasks:

  •
  the establishment of company wide policies and procedures relating to resident care;

  •
  human resources policies and procedures;

  •
  information technology;

  •
  private pay billing;

  •
  licensing and certification maintenance;

  •
  legal services;

  •
  central purchasing;

  •
  budgeting and supervision of maintenance and capital expenditures;

  •
  implementation of our growth strategy; and

  •
  accounting and finance functions, including operations, budgeting, certain accounts receivable and collections functions, accounts payable, payroll and financial reporting.

        As described in this Annual Report on Form 10-K, we have a shared services agreement with RMR pursuant to which RMR provides certain management and administrative services including internal audit, investor relations, tax and information technology services.

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

        Skilled Nursing Facility Staffing.    Each of our SNFs is managed by a state licensed administrator who is supported by other professional personnel, including a director of nursing, an activities director, a marketing director, a social services director, a business office manager, and physical, occupational and speech therapists. Our directors of nursing are state licensed nurses who supervise our registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing home and on the type of care provided by the nursing home. Our SNFs also contract with physicians who provide certain medical services.

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

        Pharmacy Operations and Staffing.    Our institutional pharmacies provide prescriptions, medical supplies, equipment and services only to operators and residents of senior living communities. Each of our pharmacies is managed by an executive director, who is responsible for the day to day operations of each pharmacy, including billings, sales and marketing, financial performance, compliance with regulatory codes regarding the dispensing of controlled substances and staff supervision. Other pharmacy personnel include licensed dispensing pharmacists, a director of pharmacy consultation, a medical records director, a nurse consultant, pharmacy technicians and billing personnel.

EMPLOYEES

        As of February 27, 2009, we had approximately 21,062 employees, including 13,939 full time equivalents. Approximately 94 employees, including approximately 79 full time equivalents, are represented under one collective bargaining agreement, which has a remaining term of approximately one year. We have no employment agreements with our employees except for four contracts entered into with former owner operators of certain pharmacies which we acquired. We believe our relations with our union and non-union employees are good.

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

        Assisted Living Communities.    According to the National Center for Assisted Living and the National Academy for State Health Policy, or the National Academy, a majority of states provide or are approved to provide Medicaid payments for services to some residents in assisted living communities under waivers granted by the Federal Centers for Medicare and Medicaid Services, or CMS, or under Medicaid state plans. Most other states are planning some Medicaid funding by preparing state plan amendments or requesting waivers. State Medicaid programs control costs for assisted living and other home and community-based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to assisted living community operators are generally lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health related services provided in SNFs. States that administer Medicaid programs for services in assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states' inspection processes for SNFs.

        As a result of the large number of states using Medicaid to purchase services at assisted living communities and the growth of assisted living in recent years, a majority of states have adopted licensing standards applicable to assisted living communities. A majority of states have licensing statutes or standards specifically using the term "assisted living" and have requirements for communities servicing people with Alzheimer's disease or dementia. The majority of states have revised their licensing regulations recently or are reviewing their policies or revising their regulations. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living communities. Most state licensing standards apply to assisted living communities whether or not they accept Medicaid funding. Also, according to the National Academy, a few states require certificates of need from state health planning authorities before new assisted living communities may be developed. Based on our analysis of current economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid or other public payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living communities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

        The United States Department of Health and Human Services, the Government Accountability Office, or GAO, and the Senate Special Committee on Aging have recently studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to SNFs. In 2003, the GAO recommended that CMS strengthen its oversight of state quality assurance in Medicaid home and community-based services waiver programs. Since then, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living facilities and has provided guidance and technical assistance to the states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. Also in 2003, a working group of assisted living providers, consumers and regulatory organizations made recommendations to the Senate Special Committee on Aging on a range of subjects, including staffing, funding and regulation of assisted living. We cannot predict whether these activities and reports will result in governmental policy changes or new legislation, or what impact any changes may have. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations. Although CMS is implementing provisions of the Deficit Reduction Act of 2005, or the DRA, enacted in February 2006, that encourage state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, we do not believe a materially increased financial commitment from the federal government to fund assisted living is presently likely. However, we do anticipate that assisted living communities will increasingly be licensed and regulated by the various states, and that, in the absence of federal standards, the states' policies will continue to vary widely.

        Skilled Nursing Facilities—Reimbursement.    About 62% of all SNF revenues in the United States in 2007 (the most recent date for which information is publicly available) came from publicly funded programs, including about 42% from Medicaid programs and 18% from the Medicare program. SNFs are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at SNFs. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. Under the Medicare prospective payment system, or the PPS, capital costs are part of the prospective rate and are not community specific. The PPS and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home services. At the same time, federal and state enforcement and oversight of SNFs have been increasing, making licensing and certification of these communities more rigorous.

        The PPS was intended to reduce the rate of growth in Medicare payments for SNFs. Under the current Medicare payment system, SNFs receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. Each resident is assigned to a care group depending on that resident's medical characteristics and service needs. These care groups are known as Resource Utilization Groups, or RUGs. Per diem payment rates are established for each of these care groups. Medicare payments cover substantially all services provided to Medicare residents in SNFs, including ancillary services such as rehabilitation therapies. The PPS is intended to provide incentives to providers to furnish only necessary services and to deliver those services efficiently. According to the GAO, between fiscal year 1998 and fiscal year 1999, the first full year of the changed Medicare payment system phase in, the average Medicare payment per day declined by about 9%.

        From November 1999 to January 2006, Congress and CMS provided some periodic relief from the effect of the PPS, through temporary increases in SNF payment rates and temporary moratoria on some therapy limitations for skilled nursing residents covered under Medicare Part B. Effective January 1, 2006, CMS implemented changes to the payment categories it uses to set daily payment rates for Medicare beneficiaries in SNFs. CMS introduced nine new payment categories for medically complex patients, increasing the number of categories from 44 to 53, and made revisions to its payment rates for current RUG. Also effective January 1, 2006, these RUG changes caused the elimination of certain temporary additional payments for certain skilled nursing care and rehabilitation groups. The financial impact of these changes to the Medicare rates on our operations was to effectively eliminate an October 2005 Medicare 3% rate increase; but then in October 2006 and again in October 2007 and October 2008, the Medicare rates were increased by approximately 3%, under a rule adding an annual update to account for inflation in the costs of goods and services included in a SNF stay. CMS had proposed a recalibration of the payment categories for SNFs, which would have resulted in a net reduction of rates by approximately 0.3% in federal fiscal year 2009, but delayed the recalibration in order to continue to evaluate the data.

        Under the DRA, the federal government is slowing the growth of Medicare and Medicaid payments for nursing home services by several methods. Medicare bad debt reimbursement has been reduced from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid. Limits on Medicare payments were also implemented for outpatient therapies in 2006, with an exception process, under which beneficiaries could request an exemption from the cap and be granted the amount of services deemed medically necessary by Medicare. The exemption process has been extended under subsequent laws, and on July 15, 2008, as part of the Medicare Improvements for Patients and Providers Act of 2008, Congress enacted an 18-month extension of the Medicare outpatient therapy exception process through the end of 2009 under which Medicare may approve payments for medically necessary outpatient therapies which exceed the Medicare payment caps. This law may forestall a reduction in certain therapy revenues we have historically realized. In addition, the DRA increased the "look-back" period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and placing added burdens on SNFs to collect charges directly from residents and their transferees. The DRA includes a demonstration project that in 2007 awarded competitive grants to a majority of states to provide home and community based long term care services to qualified individuals relocated from SNFs, providing an increased federal medical assistance percentage for 12 months for each qualifying beneficiary, during a grant period of at least two years. The DRA also includes a post acute payment reform demonstration program that will compare and assess costs and outcomes of services at different long term care sites over three years. Effective January 1, 2007, states may include home and community based services as optional services under their Medicaid state plans, rather than only pursuant to waivers or demonstration projects, and such states may cap enrollment, maintain waiting lists and offer the services in only some regions of a state, as they may with waivers. These initiatives will likely decrease the demand for nursing home services and nursing home occupancy levels, which declined slightly from 2000 through 2007, may continue to decline.

        Skilled Nursing Facilities—Survey and Enforcement.    Twenty years ago, Congress enacted major reforms to federal and state regulatory systems for SNFs that participate in the Medicare and Medicaid programs, under the Omnibus Reconciliation Act of 1987. Since then, the GAO reports that, while much progress has been made, substantial problems remain in the effectiveness of federal and state regulatory activities. In July 1998, the GAO issued a report which found inadequate care in a significant portion of California SNFs. Since 1999, the U.S. Department of Health and Human Services, Office of Inspector General has issued several reports concerning quality of care in SNFs and the GAO has issued several reports, most recently in 2008, recommending that CMS and the states strengthen their compliance and enforcement practices, including federal oversight of state actions, to better ensure that SNFs provide adequate care and states act more consistently. The Senate Special Committee on Aging and other congressional committees have also held hearings on these issues, most recently in 2008. As a result, CMS has undertaken an initiative to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities. CMS is taking steps to focus more survey and enforcement efforts on SNFs with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated communities with patterns of noncompliance. CMS is increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey communities more consistently. In addition, CMS adopted regulations expanding federal and state authority to impose civil monetary penalties in instances of noncompliance. A small number of SNFs with a history of serious quality problems, designated by CMS as "special focus facilities," or SFFs, are inspected more frequently and subject to more stringent enforcement actions. Homes in the SFF initiative for six months or longer are now listed on the Medicare website at www.medicare.gov. The GAO has recommended several steps to make enforcement by CMS and the states more timely and effective, especially for SFFs. Medicare survey results, including fire safety reports and average nursing and nursing assistant staff hours per resident for each nursing home are posted on the Medicare website at www.medicare.gov. CMS issued a rule in August 2008 that requires older SNFs to install sprinkler systems within five years, by August 13, 2013. SNFs that do not have sprinklers or hard-wired smoke detectors are required to install battery powered smoke detectors in the interim. Currently all of our SNFs except one have sprinklers and we believe the one nursing home without sprinklers is in compliance with the current requirements because it has a combination of hard wired and battery operated smoke detectors. When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure may be imposed on nursing home operators. Our communities incur sanctions and penalties from time to time. If we are unable to cure deficiencies which have been identified or that are identified in the future, or if appeals of proposed sanctions or penalties are not successful, additional sanctions or penalties may be imposed, and if imposed, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations. CMS has recently added a five-star quality rating system to the information concerning SNFs that it provides to consumers on its website. Ratings are from one to five stars, based on three factors that are separately rated health inspections from the last three years, the average number of hours of daily care provided to each resident by nursing staff, including nursing assistants, and selected physical and clinical measures related to quality of care.

        In 2000 and 2002, the Department of Health and Human Services and CMS issued reports linking nursing staffing levels with quality of care. CMS has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staffing at this time; however, CMS publishes the nurse and nursing assistant staffing level at each nursing home on the internet at www.medicare.gov to create market pressure to improve nursing home operations.

        Rehabilitation Hospital Regulation and Rate Setting.    Our two IRFs are subject to federal, state and local regulation that affects their business activities and determines the rates they receive for services. These IRFs are subject to periodic inspection by governmental and non-governmental agencies to ensure continued compliance with various licensure and accreditation standards. In addition, these facilities are certified by CMS to participate in the Medicare program and receive a significant portion of their revenues from that program.

        On May 7, 2004, CMS issued a rule establishing revised Medicare standards that IRFs are required to meet in order to participate as IRFs in the Medicare program, known as the "75% Rule." An IRF that failed to meet the requirements of the 75% Rule would be subject to reclassification as a different type of healthcare provider and the effect of such reclassification would be to lower Medicare payment rates. Under the Medicare, Medicaid and SCHIP Extension Act of 2007, adopted in December 2007, for cost reporting periods starting on or after July 1, 2007, the 75% requirement for IRFs was permanently rolled back to 60%, and selected secondary medical conditions are included to qualify patients under the 60% requirement. The rule now generally provides that, to be considered an IRF and receive reimbursement for services under the IRF prospective payment system, at least 60% of a facility's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. Under the 75% Rule, to maintain their revenue levels many rehabilitation hospitals have needed to reduce the number of non-qualifying patients treated and replace them with qualifying patients, establish other sources of revenues or both. Before the 2007 amendment, the 75% Rule was being phased in over a four year period that began on July 1, 2004. For cost reporting periods starting on and after July 1, 2006, 60% of a facility's inpatient population must have required intensive rehabilitation services for one of CMS' designated medical conditions. For cost reporting periods starting on and after July 1, 2007, the requirement was 65%, and for cost reporting periods starting on and after July 1, 2008, the requirement was 75%. As a result of the rollback amendment, the requirement is now 60% for these and future cost reporting periods. Congress has directed the Secretary of Health and Human Services to report to it by June 2009 on Medicare beneficiaries' access to medically necessary rehabilitation services, the potential effect of the 75% Rule and alternatives or refinements, and any variation in patient outcomes and costs across settings of care. We believe our hospitals have been and are operating in compliance with this rule and we are taking actions to assure continued compliance; however, we can provide no assurance that we will be able to continue to comply with this rule, or that CMS will not make a determination that we were non-compliant in a prior year. Also pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007, the annual inflation increase factor for Medicare payment rates for IRFs is set at zero percent for each of federal fiscal years 2008 and 2009, except for payment units occurring before

April 1, 2008. Our Medicare inflation increase factor for federal fiscal year 2008 was set at approximately 3.5% effective October 1, 2007, and our rates were reduced by 3.2% effective as of April 1, 2008. On July 1, 2008 CMS issued a rule updating the Medicare IRF prospective rate formulas for the federal fiscal year ending September 30, 2009. The rule recalculates the weights assigned to patient case-mix groups that are used to calculate rates under the IRF prospective payment system, and re-sets the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for fiscal year 2009. CMS has estimated that the changes contained in the rule will result in a decrease of 0.7% to total Medicare payments to IRFs for federal fiscal year 2009. Although the effects of the rate freeze and the recalibration are counterbalanced by the reduction of the prior law's 65% and 75% minimum percentage requirements to 60% under current law, these changes are affecting the profitability of our rehabilitation operations.

        Certificates of Need.    Most states limit the number of SNFs and hospitals by requiring developers to obtain certificates of need before new communities may be built and a few states also limit the number of assisted living facilities by requiring certificates of need. Also, states such as California and Texas that have eliminated certificate of need laws often have retained other means of limiting new development, such as the use of moratoria, licensing laws or limitations upon participation in the state Medicaid program. We believe that these governmental limitations may make existing SNFs and hospitals more valuable by limiting competition.

        Other Matters.    Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback, physician referral and privacy laws by Medicare and Medicaid providers and providers under other public and private programs have also increased with civil monetary penalties, repayment requirements and criminal sanctions for noncompliance. In March 2000, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, issued compliance guidelines for SNFs to assist them in developing voluntary compliance programs to prevent fraud and abuse. The OIG issued supplemental guidance on September 30, 2008. The OIG issued compliance program guidance for hospitals in 1998 and supplemental guidance in 2005. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payors are conducting similar medical necessity and compliance audits. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, rules governing the privacy, use and disclosure of individually identified health information took effect in 2003, and compliance with security rules for electronic personal health information was required by April 20, 2005 with civil monetary penalties and criminal sanctions for noncompliance. Compliance with expanded HIPPA privacy and security requirements recently enacted by Congress will be required in February 2010, and compliance with updated standards for electronic healthcare transactions and pharmacy transactions will be required on January 1, 2012. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments or sanctions, and the increasing costs of required compliance with applicable federal and state laws, could adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

        Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, effective January 1, 2006, Medicare beneficiaries may receive prescription drug benefits by enrolling in private health plans or managed care organizations, or if they remain in traditional Medicare, by enrolling in stand alone prescription drug plans. As a result of the implementation of the Medicare Part D drug program in 2006, the government's share of prescription drug expenditures has risen substantially from 28% in 2005 to 36% in 2007 (the most recent date for which this information is publicly available). Of the government funds spent for prescription drugs, Medicare's share was 7% in 2005 and 58% in 2007, while Medicaid's share was 68% in 2005 and 23% in 2007. As of January 2008, approximately 90% of Medicare beneficiaries had Medicare Part D drug coverage, according to the US Department of Health and Human Services. Due to Medicare's growing share of total prescription drug expenditures and increasing budget pressures on state and federal governments, we believe that government actions to control drug costs are likely to increase, reducing the profitability of providing pharmacy products and services.

        A number of legislative proposals that would affect major reforms of the healthcare system have been introduced in Congress and are being considered by some state governments, such as programs for national health insurance, the option of block grants for states rather than federal matching money for certain state Medicaid services, additional policies encouraging state Medicaid programs to use home and community based long term care services rather than SNFs, laws authorizing or directing Medicare to negotiate rate reductions for prescription drugs, additional Medicare and Medicaid enforcement procedures and federal and state cost containment measures, such as freezing Medicare or Medicaid nursing home and rehabilitation hospital payment rates at their current levels and reducing or eliminating annual Medicare or Medicaid inflation allowances or gradually reducing rates for SNFs and rehabilitation hospitals. The current recession and worsening economic conditions are causing budget shortfalls in most states, increasing the likelihood of Medicaid rate reductions, freezes or increases that are insufficient to offset increasing operating costs. Pursuant to the American Recovery and Reinvestment Act of 2009, adopted February 17, 2009, federal payments to states for Medicaid programs will be temporarily increased retroactively from October 1, 2008 through December 31, 2010, with greater increases for states with more unemployment. Payments to states for Medicaid expenditures on hospitals, SNFs and other specified providers will be conditioned on states paying those providers within 90 days. However, most states project continuing fiscal deficits. The magnitude of the potential Medicare and Medicaid rate reductions and the impact of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of potential Medicare and Medicaid policy changes proposed by members of Congress, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations.

INSURANCE

        Litigation against senior living and healthcare companies has increased during the past few years. As a result, liability insurance costs have risen. Also, our insurance costs for workers compensation and employee healthcare have increased. To partially offset these insurance cost increases, we have taken a number of actions including the following:

  •
  we have become fully self insured for all health related claims of covered employees;

  •
  we have increased the deductible or retention amounts for which we are liable under our liability insurance;

  •
  we have established offshore captive insurance companies which participate in our liability and worker compensation insurance programs. These programs may allow us to reduce our net insurance costs by allowing us to retain the earnings on our reserves, provided that our claims experience is as projected by various statutory and actuarial formulas;

  •
  we have increased the amounts which some of our employees are required to pay for health insurance coverage and as co-payments for health services and pharmaceutical prescriptions and decreased the amount of certain healthcare benefits. In October 2008, we added a high deductible health insurance plan as an option for our employees;

  •
  we have hired professional advisors to help us establish programs to reduce our insured workers compensation and professional and general liabilities, including a program to monitor and proactively settle liability claims and to reduce workplace injuries; and

  •
  we have hired insurance and other professionals to help us establish appropriate reserves for our retained liabilities and captive insurance programs.

        We self insure up to certain limits for workers compensation and professional liability. Claims in excess of these limits are insured with third party insurance providers up to contractual limits, over which we are self insured. Our current insurance arrangements are generally renewable in June 2009. We do not know if our insurance charges and self insurance reserve requirements will increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means in the future. In order to obtain more control over our insurance costs, we and other companies to which RMR provides management services have recently organized a new insurance company which may begin to underwrite certain of our insurance requirements. For more information about this insurance initiative see Item 9B of this Annual Report on Form 10-K.

COMPETITION

        The senior living services, pharmacy and the rehabilitation hospital businesses are highly competitive. We compete with service providers offering alternate types of services, such as home healthcare services, as well as other companies providing facility based services and rehabilitation services. We may expand our business with Senior Housing and our relationships with Senior Housing and RMR may provide us with competitive advantages. However, Senior Housing is not obligated to provide us with opportunities to lease additional properties. We have large lease obligations and limited financeable assets. Many of our competitors have greater financial resources than we do. Some of our competitors are operated by not for profit entities which have endowment income and may not have the same financial pressures that we experience. For all of these reasons and others, we cannot provide any assurance that we will be able to compete successfully for business.

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

INTERNET WEBSITES

        Our internet website address is www.fivestarqualitycare.com. Copies of our governance guidelines, code of business conduct and ethics and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, MA 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission. Any shareholder or other interested party who desires to communicate with our Independent Directors, individually or as a group, may do so by filling out a report on our website. Our board also provides a process for our security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address and website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and none of the information on any such websites is incorporated by reference into this Annual Report on Form 10-K.

Item 1A.    Risk Factors

        Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

RISKS RELATED TO OUR BUSINESS

A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

        For the year ended December 31, 2008, our revenues were $1.10 billion and our operating expenses were $1.09 billion. A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

Our investments in securities have experienced significant losses and we may be unable to access the capital necessary to repay debts or to grow.

        We are currently funding our operations and growth strategy through a combination of cash generated from operations, cash on hand, expanded leases with Senior Housing and borrowings. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable cost to repay debts or fund new investments. This ability and cost, in turn, is subject to credit market volatility. We are currently experiencing a global liquidity crisis in the debt and equity capital markets which has had, and may continue to have, at least four consequences to us:

  •
  First, a part of our cash balances has been historically invested in ARS. Historically we have had the option to liquidate these investments whenever the interest rate reset auctions close, usually every 35 days or less. Starting in February 2008, the market for our ARS failed and we have been unable to liquidate our holdings of approximately $74.8 million, par value, of our ARS investments. We have entered in a settlement agreement with UBS, an affiliate of the broker that sold us our ARS. Pursuant to this settlement agreement UBS is obligated to repurchase our ARS at 100% of par value upon our request between June 2010 and July 2012, however, we cannot guarantee that UBS will be able to meet its obligation. In connection with the settlement, UBS has provided us a non-recourse credit facility secured by our investment in these ARS. The principal amount available to us is up to 60% of the market value of the ARS from time to time. As of December 31, 2008 and February 27, 2009, we have $21.8 million and $37.6 million outstanding under this credit facility, respectively and $15.9 million and $2.1 million remained available to be drawn, respectively.

  •
  Second, under applicable GAAP accounting rules we have been required to reduce the value of our ARS to their estimated market value. During 2008, we recorded mark to market losses on our ARS totaling approximately $12.0 million. Because of our settlement agreement with UBS, substantially all of these recorded losses were recaptured in the fourth quarter of 2008 through the value of our right to require UBS to repurchase our ARS beginning in 2010. However, if we determine that UBS may be unable to honor its obligations to repurchase our ARS, or if, in fact, UBS does not repurchase these ARS, we may record additional net losses to reflect the market value of our put right.

  •
  Third, a significant amount of our insurance reserves have been historically invested in securities, including preferred securities of financial institutions. The market value of our securities investments has materially declined. During 2008, we recorded a loss of approximately $8.4 million to reflect the fact that we believe these market declines may be "other than temporary". If the capital markets continue to decline we may realize additional losses as a result of these investments.

  •
  Fourth, our outstanding debt securities are not rated by any generally recognized rating agencies. If our debt obligations were rated, we do not believe they would achieve investment grade ratings. We believe that, during periods of tightened liquidity in debt capital markets, borrowings by unrated, or less than investment grade rated companies like us may be difficult to obtain and increasingly expensive. We do not expect the current market conditions to adversely affect our existing $40.0 million revolving credit facility which we renewed in December 2008. However, if the current market conditions persist, we believe we may experience difficulty in renewing this credit facility when it expires in May 2010 and that our costs of any such renewal may be higher than the costs we incurred to put the current facility in effect and to borrow under it. Also, so long as the current market conditions persist, we may be unable to increase our borrowings on terms which are similar to our historical terms or on any terms. As of December 31, 2008 and February 27, 2009, no amounts were outstanding with $40.0 million available under this credit facility.

Circumstances that adversely affect the ability of seniors, or their families, to pay for our services could have a material adverse effect on us.

        Our residents paid approximately 68% of our senior living revenues during the year ended December 31, 2008 from their private resources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation, a devalued stock market, rising unemployment, or other circumstances that adversely affect the ability of the elderly or their families to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

Seniors' inability to sell real estate may delay their moving into senior living facilities.

        Recent and continuing housing price declines and reduced home mortgage availability have negatively affected the United States housing market. Many economists now predict a prolonged period with little or no improvement in housing markets. These current difficulties may have a negative effect on our revenues or lead to increased reliance on Medicare and Medicaid for our revenues. Specifically, if seniors have a difficult time selling their homes, fewer seniors may be able to relocate into our senior living communities or finance their stays at our facilities with private resources.

The failure of Medicare and Medicaid rates to match our costs will reduce our income.

        Some of our current operations, especially our SNFs, IRFs and pharmacy operations, receive significant revenues from the Medicare and Medicaid programs. During the year ended December 31, 2008, we received approximately 32% of our senior living revenues, 63% of our hospital revenues and 50% of our pharmacy revenues from these programs. CMS and some members of Congress have proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years. In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to freeze or reduce Medicaid rates. The current recession and worsening economic conditions are causing budget shortfalls in most states, increasing the likelihood of Medicaid rate reductions, freezes or increases that are insufficient to offset increasing operating costs. The magnitude of the potential Medicare and Medicaid rate reductions, the impact of the failure of these programs to increase rates to match increasing expenses and the impact on us of potential Medicare and Medicaid policy changes proposed by members of Congress, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations. Also, for discharges on and after April 1, 2008, Medicare increases to IRF rates for inflation are set at zero percent for federal fiscal years 2008 and 2009, and IRF prospective payment formulas have been recalibrated for fiscal year 2009, which could affect the profitability of our rehabilitation operations. We cannot now predict whether future Medicare and Medicaid rates will be sufficient to cover our future cost increases. Future Medicare and Medicaid rate declines or a failure of these rates to cover increasing costs could result in our experiencing lower earnings or losses.

Our rehabilitation hospitals may be subject to Medicare reclassifications resulting in lower Medicare rates, or to retroactive repayments.

        A significant amount of the revenues at our rehabilitation hospitals is paid by the Medicare program. For cost reporting periods starting on and after July 1, 2006, 60% of an IRF's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. While we believe we are in compliance with the 60% requirement, and we expect to remain in compliance with this rule, we may not be able to remain in compliance, or CMS could determine that we were non-compliant in a prior year. Such an event would result in these hospitals being subject to Medicare reclassification to a different type of provider and our receiving lower Medicare payment rates retroactively or prospectively. Reductions in our Medicare payments as a result of the reclassification of our rehabilitation hospitals would materially and adversely affect our financial conditions and results of operations. Also, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. If our hospitals or clinics were required to make substantial retroactive repayments to Medicare, our earnings may be adversely affected.

Private third party payors continue to try to reduce health care costs.

        Private third party payors are continuing their efforts to control health care costs through direct contracts with health care providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These third party payors increasingly are demanding discounted fee structures and the assumption by health care providers of all or a portion of the financial risk. We could be adversely affected by the continuing efforts of third party payors to limit the amount of reimbursement we receive for health care services. Reimbursement payments under third party payor programs may not remain at levels comparable to present levels or be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Future changes in the reimbursement rates or methods of third-party payors, including Medicare, Medicaid and other government programs, or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our net operating revenues. Finally, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients may be limited.

Increases in our labor costs may have a material adverse effect on us.

        Wages and employee benefits for the Company as a whole, represented approximately 53% of our 2008 total operating costs. We compete with other operators of senior living communities and rehabilitation hospitals with respect to attracting and retaining qualified personnel responsible for the day to day operations of each of our communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. A shortage of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, we may have to compete for lesser skilled workers with numerous other employers. Further, when we acquire new facilities, we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers' compensation insurance costs, have materially increased in recent years. To help control these costs, we partially self insure our workers compensation insurance and fully self insure our employee health insurance. Although we have determined our self insurance reserves with guidance from third party professionals, our reserves may be inadequate. Increasing employee health and workers' compensation insurance costs and increasing self insurance reserves for labor related insurance may materially negatively affect our earnings. No assurance can be given that our labor costs will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Successful union organization could adversely affect our business performance and results of operations.

        From time to time labor unions attempt to organize our employees. Certain of our employees have already chosen union representation and are represented under one collective bargaining agreement, which has a remaining term of approximately one year. If federal legislation modifies the labor laws to make it much easier for employee groups to unionize, then additional groups of employees may seek union representation. If more of our employees unionize it could result in business interruptions, work stoppages, the degradation of service levels at our senior living communities and rehabilitation hospitals due to work rules, or increased operating expenses that may adversely affect our financial results of operations.

Our business is subject to extensive regulation which increases our costs and may result in losses.

        Licensing and Medicare and Medicaid laws require operators of senior living communities, rehabilitation hospitals, clinics, and pharmacies to comply with extensive standards governing operations. There are also various federal and state laws prohibiting fraud and abuse by senior living and rehabilitation hospital and clinic operators and pharmacy providers, including civil and criminal laws that prohibit false claims for Medicare and Medicaid coverage and that regulate patient referrals. In recent years, federal and state governments have devoted increased resources to monitor the quality of care at senior living communities and to anti-fraud investigations. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payors are conducting similar medical necessity and compliance audits. When quality of care deficiencies are identified or improper billing is uncovered, various remedies or sanctions may be imposed, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, governmental oversight, loss of licensure and criminal penalties. Our communities incur sanctions and penalties from time to time. As a result of this extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance and billing procedures, and we expect these costs may continue to increase. Also, if we become subject to additional regulatory sanctions or repayment obligations at any of our existing facilities, or as a result of purchasing facilities with prior deficiencies which we are unable to correct or resolve, our business may be adversely affected and we might experience financial losses.

The nature of our business exposes us to litigation risks.

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

        Since our spin off from Senior Housing on December 31, 2001, we have grown rapidly through acquisitions. Our business plan includes acquiring additional senior living communities and possibly additional pharmacies and rehabilitation hospitals. Our growth strategy involves risks, including the following:

  •
  we may be unable to locate senior living communities that receive a large percentage of their revenues from private resources;

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

  •
  to the extent we incur acquisition debt or leases, our operating leverage may increase and, to the extent we issue additional equity to fund our acquisitions, our shareholders' percentage of ownership will be diluted; and

  •
  combining our present operations with newly acquired operations may disrupt operations or cost more than anticipated.

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

        When we acquire new communities, we sometimes see a decline in community occupancy and it may take a period of time for us to stabilize acquired community operations. Our efforts to restore occupancy or stabilize acquired communities' operations may not be successful. In addition, rehabilitation hospitals and pharmacies are businesses with which we have limited experience, and our initiatives in these areas may not be successful.

We continue to seek acquisitions and other strategic opportunities that may require a significant amount of management resources and costs.

        We continue to seek acquisitions and other strategic opportunities. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we engage in preliminary discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such transactions, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking acquisitions regardless of whether the acquisition is completed.

Failure to comply with laws governing the privacy and security of personal health information could materially and adversely affect our financial condition and results of operations.

        We are required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable health information. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, we are required to comply with the HIPAA privacy rule, security standards, and standards for electronic health care transactions. State laws also govern the privacy of individual health information, and state privacy rights rules may be more stringent. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our financial condition and results of operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings.

        State regulations governing assisted living facilities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate our assisted living resident agreement for any reason on reasonable notice. Consistent with these regulations, most resident agreements allow residents to terminate their agreements on 30 days' notice. Thus, we cannot contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings could be materially and adversely affected. In addition, the advanced age of our average senior living resident means that the resident turnover rate in our senior living communities may be difficult to predict.

Our business requires us to make significant capital expenditures to maintain and improve our facilities.

        Our communities sometimes require significant expenditures to address ongoing required maintenance and to make them attractive to residents. Physical characteristics of senior living communities and rehabilitation hospitals are mandated by various governmental authorities; changes in these regulations may require us to make significant expenditures. In addition, we often are required to make significant capital expenditures when we acquire new facilities. Our available financial resources may be insufficient to fund these expenditures. In addition to capital expenditures we are making at some of our senior living communities, we expect to make certain capital expenditures at the rehabilitation hospitals. Senior Housing has historically provided most of the capital we need to improve the properties we lease from them. However, whenever Senior Housing provides such capital, our rent increases and we may be unable to pay the increased rent without experiencing losses.

Our business is highly competitive and we may be unable to operate profitably.

        We compete with numerous other companies that provide senior living, rehabilitation hospital and pharmacy services, including home healthcare companies and other real estate based service providers. Although some states require certificates of need to develop new SNFs there are fewer barriers to competition for home healthcare or for independent and assisted living services. Many of our existing competitors are larger and have greater financial resources than us. Some of our competitors are not for profit entities which have endowment income and may not have the same financial pressures that we face. We cannot provide any assurances that we will be able to attract a sufficient number of residents to our communities or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully or to operate profitably.

We are subject to possible conflicts of interest; we have engaged in, and expect to continue to engage in, transactions with parties who may be considered related parties.

        Our business is subject to possible conflicts of interest as follows:

  •
  as of December 31, 2008, we leased from Senior Housing 181 of our 210 senior living communities and our two rehabilitation hospitals for total annual rent of approximately $172.9 million;

  •
  we purchase various management services from RMR, the manager of Senior Housing, and we lease office space from an affiliate of RMR;

  •
  our Chief Executive Officer, Bruce J. Mackey Jr., and our Chief Financial Officer, Francis R. Murphy III, are also employees of RMR, our managing directors, Barry M. Portnoy and Gerard M. Martin, are directors of RMR, Mr. Portnoy is a managing trustee of Senior Housing and is also the majority beneficial owner and the chairman of RMR;

  •
  under our shared services agreement with RMR, in the event of a conflict between Senior Housing and us, RMR may act on behalf of Senior Housing rather than on our behalf; and

  •
  RMR's simultaneous contractual obligations to us and Senior Housing create actual and potential conflicts of interest, and these conflicts can be especially severe in periods of financial stress such as the present.

        On December 31, 2001, Senior Housing distributed substantially all of its ownership of our shares to its shareholders. Simultaneously with the spin off, we entered into agreements with Senior Housing and RMR which, among other things, limit ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of Senior Housing as a real estate investment trust and limit our ability to acquire real estate of types which are owned by Senior Housing or other businesses managed by RMR. As a result of these agreements, our leases with Senior Housing and our shared services agreement with RMR, Senior Housing, RMR and their respective affiliates have significant roles in our business and we do not anticipate any changes to those roles in the future.

        We believe our affiliations with Senior Housing and RMR have been and will be beneficial to us. Although we do not believe the potential conflicts have adversely affected, or will adversely affect, our business, not everyone may agree with our position. In the past, in particular following periods of volatility in the overall market and the market price of a company's securities, shareholder litigation, dissident director nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with directors, related persons and entities. Our relationships with Senior Housing, RMR, with Messrs. Portnoy and Martin and with RMR related persons may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Our leases of certain of our senior living communities are subordinated to mortgage debt of Senior Housing, and a default by Senior Housing could result in the termination of those leases.

        Our leases with Senior Housing for 28 of our senior living communities, which had 2008 revenues totaling $38.7 million, are subordinated to mortgage financing secured by such communities. As a result, in the event Senior Housing were to default on such mortgage financing, by reason of our default under our leases or for reasons unrelated to us or beyond our control, and its lender were to foreclose on such properties, our leases would terminate as a matter of law. While we may be able to enter into new leases with the lenders or the purchaser or purchasers of such properties, or they may elect to continue our occupancy under the terms of the lease as if there had been no foreclosure, such parties are not obligated to elect either option, and even if we are able to retain possession, the terms of our continued occupancy may not be as favorable to us as those contained in our leases with Senior Housing. If we do not enter into new leases of such communities following a foreclosure, we would lose the right to continue to operate these facilities and may incur material obligations to residents, employees and other parties as a result of such loss, each of which could have a material and adverse effect on our results of operations.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

Ownership limitations and anti-takeover provisions in our governing documents, bylaws and in our material agreements, as well as certain provision of Maryland law, may prevent shareholders from implementing change of control or prevent our shareholders from receiving a takeover premium for their shares.

        Our charter places restrictions on the ability of any person or group to acquire beneficial ownership of more than 9.8% (in number of shares or value, whichever is more restrictive) of any class of our equity securities. The terms of our leases with Senior Housing and our shared services agreement with RMR provide that our rights under these agreements may be cancelled by Senior Housing and RMR, respectively, upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change in control events, as defined in those documents including, in certain of the Senior Housing leases, the adoption of any proposal or the election to our board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. If the breach of these ownership limitations causes a lease default, shareholders causing the default may become liable to us or to other shareholders for damages. Additionally, on March 10, 2004, we entered into a rights agreement whereby in the event a person or group of persons acquires or attempts to acquire 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, a termination of our shared services agreement is a default under our credit facility unless approved by our lender. These agreements and other provisions in our charter and bylaws may increase the difficulty of acquiring control of us by means of a tender offer, open market purchases, a proxy fight or otherwise, if the acquisition is not approved by our board of directors. Other provisions in our governing documents which may deter takeover proposals include the following:

  •
  The division of our board of directors into three classes, with the term of one class expiring each year;

  •
  required qualifications for an individual to serve as a director and a requirement that certain of our directors be "Independent Directors" and other directors be "Managing Directors";

  •
  limitations on the ability of our shareholders to remove our directors;

  •
  limitations on the ability of shareholders to propose nominees for election as directors and propose other business before a meeting of shareholders;

  •
  the authority of our board of directors, and not our shareholders, to amend or repeal our bylaws; and

  •
  the authority of our board of directors to adopt certain amendments to our charter without shareholder approval to increase or decrease the number of shares of stock or the number of shares of any class or series that we have authority to issue.

        For all of these reasons, shareholders may be unable to cause a change of control of us or to realize a change of control premium for their securities.

Our rights and the rights of our shareholders to take action against our directors and officers are limited.

        Our charter limits the liability of our directors and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our directors and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

        Our charter authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our charter requires us to indemnify each director or officer, to the maximum extent permitted by Maryland law, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his status as our director or officer. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against our company only if such proceeding is authorized by our board of directors. In addition, we may be obligated to pay or reimburse the expenses incurred by our directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

RISKS RELATED TO OUR NOTES AND COMMON SHARES

The Notes we issued in October 2006 will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        The Notes we issued in October 2006 are issued by our parent company and guaranteed by certain of our subsidiaries. We are a holding company and conduct substantially all of our operations through subsidiaries. Consequently, our ability to pay debt service on the Notes will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Certain of our subsidiaries guarantee our obligations under the Notes and those subsidiaries and additional subsidiaries guarantee our obligations under our revolving credit facility. In addition, as of December 31, 2008, our non-guarantor subsidiaries had approximately $12.6 million of secured indebtedness outstanding, and we may add additional secured indebtedness that would effectively rank senior to the outstanding Notes, and any new notes we may issue. The Notes are unsecured and, as such, effectively subordinated to our secured debt. In addition, non-guarantor subsidiaries have substantial additional obligations, including trade payables and lease obligations, to which the Notes are and will be effectively subordinated.

        Our right to receive assets of any of our subsidiaries upon its liquidation or reorganization will be structurally subordinated to the claims of our subsidiaries' creditors, except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinated to any security interests in the assets of such subsidiaries and any indebtedness of our subsidiaries that is senior to that held by us. In the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we and the subsidiaries that guarantee our outstanding Notes, or any new notes we may issue, may not have sufficient assets to pay amounts due on any or all such notes.

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

        We may redeem all or a portion of our outstanding Notes at any time after October 20, 2011. Generally, the redemption price will equal the principal amount being redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. If a redemption occurs, holders of these Notes may be unable to reinvest the money they receive in the redemption at a rate that is equal to or higher than the rate of return on the redeemed Notes. Notes we may issue in the future may also permit redemption before maturity and create similar risks.

There may be no public market for our Notes.

        Although our outstanding Notes are traded in the Private Offerings, Resale and Trading through Automated Linkages Market of the Nasdaq, these Notes are not listed on any securities exchange. We can provide no assurance that an active trading market for these Notes will exist in the future. The limited liquidity of the trading market for our existing Notes, or any notes we may issue in the future, and the market price quoted for such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for the senior living industry generally. Also, we recently purchased and retired $46.5 million face amount of our Notes. This purchase of our Notes by us reduced the number and amount of our Notes outstanding and may decrease the liquidity of our Notes.

Increased leverage may harm our financial condition and results of operations.

        Our total consolidated long term debt as of December 31, 2008 was approximately $160.8 million and represented approximately 65% of our total book capitalization as of that date. In addition to our indebtedness, we have substantial lease and other obligations. The indenture governing our outstanding Notes does not limit the amount of additional indebtedness, including senior or secured indebtedness, which we can create, incur, assume or guarantee, nor does the indenture limit the amount of indebtedness or other liabilities that our subsidiaries can create, incur, assume or guarantee.

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

        Our outstanding Notes are convertible into our common shares in various circumstances. The initial conversion rate (equivalent to an initial conversion price of $13.00 per common share) is subject to adjustment upon the occurrence of various events, including if we make dividends or distributions on our common shares. If a holder elects to convert these Notes in connection with a "make whole fundamental change", as defined in the indenture governing these Notes, that occurs on or prior to October 20, 2011, the conversion rate may be increased by a premium based on the market price of our common shares at the time. Make whole fundamental changes include certain transactions constituting a change of control, our liquidation, dissolution or similar events.

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

  •
  changes in our operating results;

  •
  changes in analysts' expectations; and

  •
  general economic and industry trends and conditions.

        In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may also cause the market price of our common shares to decline. Shareholders may be unable to resell our common shares at or above price at which they purchased our shares.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

OUR SENIOR LIVING COMMUNITIES

        As of December 31, 2008, we operated 210 senior living communities which we have categorized into two groups as follows:

		Type of units
						Average occupancy for the year ended Dec. 31, 2008		Percent of revenues from private resources
Type of community	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing units	Total living units		Revenues for the year ended Dec. 31, 2008
							(in thousands)
Independent and assisted living communities	161	6,238	9,682	1,934	17,854	88.6%	$663,744	86%
Skilled nursing facilities	49	66	—	4,344	4,410	86.4%	263,909	23%

Totals:	210	6,304	9,682	6,278	22,264	88.4%	$927,653	68%

Independent and Assisted Living Communities

        As of December 31, 2008, we operated 161 independent and assisted living communities. We lease 134 of these communities from Senior Housing and four of these communities from HCPI. We own the remaining 23 communities. These communities have 17,854 living units and are located in 26 states. The following table provides additional information about these communities and their operations as of December 31, 2008:

		Type of units
						Average occupancy for the year ended Dec. 31, 2008		Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing units	Total living units		Revenues for the year ended Dec. 31, 2008
							(in thousands)
1. Alabama	8	—	367	—	367	92.9%	$10,182	100%
2. Arizona	4	471	263	196	930	83.5%	36,097	84%
3. California	9	497	423	59	979	79.6%	43,202	94%
4. Delaware	6	336	296	367	999	89.3%	58,770	73%
5. Florida	8	1,192	581	155	1,928	87.7%	67,872	80%
6. Georgia	10	111	474	40	625	93.1%	22,911	95%
7. Illinois	1	111	—	—	111	97.1%	2,240	100%
8. Indiana	10	755	30	140	925	92.7%	20,747	77%
9. Kansas	2	249	30	60	339	95.3%	14,651	80%
10. Kentucky	9	492	281	183	956	94.6%	41,691	84%
11. Massachusetts	1	—	124	—	124	98.8%	7,861	100%
12. Maryland	10	270	640	—	910	92.6%	38,726	100%
13. Minnesota	1	—	228	—	228	84.1%	10,819	97%
14. Mississippi	2	—	116	—	116	74.7%	3,177	100%
15. Missouri	1	111	—	—	111	88.1%	2,301	100. %
16. Nebraska	2	31	108	68	207	92.1%	7,819	61%
17. North Carolina	9	—	876	—	876	90.8%	20,595	99%
18. New Jersey	5	211	556	60	827	76.5%	21,969	81%
19. New Mexico	1	114	35	60	209	93.4%	12,566	80%
20. Ohio	1	143	113	60	316	84.5%	17,308	79%
21. Pennsylvania	12	—	1,179	—	1,179	85.3%	23,101	100%
22. South Carolina	16	101	738	104	943	92.7%	30,354	86%
23. Tennessee	11	81	579	—	660	89.8%	20,246	100%
24. Texas	7	898	439	308	1,645	89.7%	75,885	83%
25. Virginia	10	—	777	—	777	86.6%	30,556	100%
26. Wisconsin	5	64	429	74	567	92.5%	22,098	73%

Totals:	161	6,238	9,682	1,934	17,854	88.6%	$663,744	86%

Skilled Nursing Facilities

        As of December 31, 2008, we operated 49 SNFs. We lease 47 of these facilities from Senior Housing and we own the other two communities. These facilities have 4,410 living units and are located in 11 states. The following table provides additional information about these facilities and their operations as of December 31, 2008:

		Type of units
						Average occupancy for the year ended Dec. 31, 2008		Percent of revenues from private resources
Location	No. of facilities	Indep. living apts.	Assist. living suites	Skilled nursing units	Total living units		Revenues for the year ended Dec. 31, 2008
							(in thousands)
1. Arizona	1	—	—	120	120	91.6%	$7,442	19%
2. California	4	—	—	396	396	93.8%	31,403	15%
3. Colorado	7	47	—	769	816	87.5%	52,340	30%
4. Georgia	3	—	—	329	329	93.6%	16,922	6%
5. Iowa	7	19	—	487	506	86.5%	28,366	18%
6. Kansas	1	—	—	60	60	94.8%	2,912	28%
7. Michigan	2	—	—	271	271	87.4%	25,258	16%
8. Missouri	2	—	—	186	186	76.1%	7,365	21%
9. Nebraska	14	—	—	814	814	82.9%	38,414	30%
10. Wisconsin	6	—	—	722	722	85.3%	44,910	27%
11. Wyoming	2	—	—	190	190	75.1%	8,577	24%

Totals:	49	66	—	4,344	4,410	86.4%	$263,909	23%

OUR INPATIENT REHABILITATION HOSPITALS

        As of December 31, 2008, we operated two inpatient rehabilitation hospitals that we lease from Senior Housing. These hospitals are located in Braintree and Woburn, Massachusetts and have 321 beds dedicated to inpatient services at the two hospital locations and at three satellite locations. In addition, we operate 15 outpatient clinics affiliated with these hospitals. The hospitals had combined revenues of $98.4 million in the year ended December 31, 2008 and average occupancy was 63%. During the year ended December 31, 2008 approximately 61% of the revenues at these hospitals came from the Medicare program, 2% came from the Medicaid program and the 37% balance came from health insurance companies or other sources.

OUR SENIOR HOUSING LEASES

        We have seven leases with Senior Housing. The following table provides a summary of the material terms of our leases. Because it is a summary, it does not contain all of the information that may be important to you. If you would like more information, you should read the leases which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference.

        The following table is a summary of our leases:

		Number of properties	Annual minimum rent as of December 31, 2008	Initial expiration date	Renewal terms
1.	Three leases for SNFs and independent and assisted living communities(1)	100	$61.3 million	December 31, 2022	One 15-year renewal option.
2.	One lease for SNFs, independent and assisted living communities and rehabilitation hospitals.	32	80.9 million	June 30, 2026	Two consecutive 10 year renewal options.
3.	Two leases for SNFs and independent and assisted living communities.(2)	44	23.1 million	December 31, 2024	One 15-year renewal option.
4.	One lease for independent and assisted living communities	7	7.6 million	April 30, 2017	Two 15-year renewal options.

	Totals	183	$172.9 million

(1)
Two of these three leases exist to accommodate mortgage financings in effect at the time Senior Housing acquired the properties; we have agreed to combine all three of these leases into one lease when these mortgages are paid.

(2)
One of these two leases exists to accommodate mortgage financings in effect at the time Senior Housing acquired the properties; we have agreed to combine both leases into one lease when these mortgages are paid.

        Percentage Rent.    Six of our seven senior living community leases with Senior Housing require us to pay additional rent equal to 4% of the amount by which adjusted revenues, as defined in our leases, of the communities we operate exceed adjusted revenues in a base year; our lease for seven independent and assisted living communities shown above does not require us to pay percentage rent. Different base years apply to those communities that do pay percentage rent, which is generally set at the first full calendar year after each community is leased. We do not pay percentage rent for our rehabilitation hospitals.

        Operating Costs.    Each lease is a so-called "triple-net" lease which requires us to pay all costs incurred in the operation of the properties, including the costs of maintenance, personnel, services to residents, insurance and real estate and personal property taxes.

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

  •
  any person or group acquiring ownership of 9.8% or more of our outstanding voting stock or any change in our control, as defined in certain leases, in the adoption of any proposal or the election to our board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual;

  •
  the occurrence of certain events with respect to our insolvency or dissolution;

  •
  our default under indebtedness which gives the holder the right to accelerate;

  •
  our being declared ineligible to receive reimbursement under Medicare or Medicaid programs for any of the leased properties which participate in such programs or the revocation of any material license required for our operations; and

  •
  our failure to perform any terms, covenants or agreements of such lease and the continuance thereof for a specified period of time after written notice.

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

        Lease Subordination.    Our leases may be subordinated to any mortgages on properties leased from Senior Housing. As of December 31, 2008, Senior Housing had mortgages on 28 of our communities to which our leases were subordinated. These 28 communities had 1,837 living units and 2008 revenues totaling $38.7 million. Senior Housing's outstanding borrowings secured by mortgages on these 28 communities totaled $95.3 million as of December 31, 2008.

        Financing Limitations; Security.    Without Senior Housing's consent we may not incur debt secured by our investments in our tenant subsidiaries. Further, our tenant subsidiaries are prohibited from incurring liabilities, other than operating liabilities incurred in the ordinary course of business, liabilities secured by our accounts receivable or purchase money debt. We have pledged 100% of the equity interests of certain of our tenant subsidiaries to Senior Housing and to certain of its lenders, and we may pledge interests in our leases only if the pledge is approved by Senior Housing.

        Non-Economic Circumstances.    If we determine that continued operations of one or more properties is not economical, we may negotiate with Senior Housing to close or sell that community, including Senior Housing's ownership in the property. In the event of such a sale, Senior Housing receives the net proceeds and our rent for the remaining properties in the affected lease is reduced according to formulas contained in the applicable lease.

Item 3.    Legal Proceedings

        In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any material pending legal proceeding affecting us for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE Alternext US LLC (symbol: FVE). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE Alternext US LLC:

	High	Low
2007
First Quarter	$12.46	$9.60
Second Quarter	11.01	7.28
Third Quarter	8.60	6.07
Fourth Quarter	10.20	7.55
2008
First Quarter	8.40	5.71
Second Quarter	6.98	4.71
Third Quarter	4.74	3.17
Fourth Quarter	4.05	0.73

        The closing price of our common shares on the NYSE Alternext US LLC on February 27, 2009 was $1.53 per share.

        As of February 27, 2009, there were 2,900 shareholders of record, and we estimate that as of such date there were almost 31,800 beneficial owners of our common shares.

        We have not paid any dividends in the past and do not expect to pay dividends in the future.

        Pursuant to our stock option and stock incentive plan, we issued unregistered shares during the fourth quarter. On November 24, 2008, we issued 358,600 shares of common stock, par value $0.01 per share, valued at $1.10 per share (the closing price of our common shares on the NYSE Alternext US LLC on that day) to certain employees and others who provide services to us. We issued these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. Our comparative results are impacted by community acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to, management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Operating data:
Total revenues	$1,104,200	$972,924	$815,586	$727,659	$597,824
Net income (loss) from continuing operations	426	26,095	(109,587)	(79,691)	5,181
Net loss from discontinued operations	(4,922)	(2,769)	(7,078)	(4,468)	(1,890)
Net income (loss)	$(4,496)	$23,326	$(116,665)	$(84,159)	$3,291
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.01	$0.82	$(3.83)	$(5.35)	$0.59
Loss from discontinued operations	(0.15)	(0.08)	(0.25)	(0.30)	(0.22)
Net income (loss)	$(0.14)	$0.74	$(4.08)	$(5.65)	$0.37
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$0.75	$(3.83)	$(5.35)	$0.59
Loss from discontinued operations	(0.15)	(0.07)	(0.25)	(0.30)	(0.22)
Net income (loss)	$(0.14)	$0.68	$(4.08)	$(5.65)	$0.37
Balance sheet data (as of December 31):
Total assets	$412,638	$360,454	$366,411	$228,940	$222,985
Total indebtedness	160,816	142,510	171,271	45,329	42,581
Other long term obligations	37,344	27,259	28,098	24,465	18,065
Total shareholders' equity	$85,339	$86,822	$67,430	$68,804	$95,904

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INDUSTRY TRENDS

        The senior living industry generally is experiencing growth as a result of demographic factors. According to census data, the population in the United States over age 75 is growing much faster than the general population. A large number of independent and assisted living communities were built in the 1990s. This development activity caused an excess supply of new, high priced communities. Longer than projected fill up periods resulted in low occupancy, price discounting and financial distress for many independent and assisted living operators. Development activity was significantly reduced in the early part of this decade. We believe that the nationwide supply and demand for these types of facilities is about balanced today. We believe that the aging of the United States population and the almost complete reliance of independent and assisted living services upon revenues from residents' private resources should mean that these types of facilities can be profitably operated.

        The increasing availability of assisted living facilities in the 1990s caused occupancy at many SNFs to decline. This fact, together with restrictions on development of new SNFs by most states, has generally caused nursing care to be delivered in older facilities. We believe that many SNFs currently in operation are becoming physically obsolete and that political pressures from an aging population will eventually cause governmental authorities to permit increased new construction.

        Beginning in 2007, problems in certain domestic credit markets presaged a global credit crisis that has led to recession in the United States and abroad. The recession has resulted in aggressive government spending in the United States, significant corporate layoffs, reduced availability of credit on reasonable terms in most markets, and lower real estate prices. At this time, the depth and duration of this recession cannot be determined. This economic weakness has dampened demand for some types of senior living communities in certain markets and our occupancy rates have modestly declined. Also, we have seen some pricing pressures from competition. At the same time, we believe our business to be inherently healthy and that the anticipated decline in senior housing construction may have an offsetting effect to any decline in demand.

        Rehabilitation hospitals provide intensive medical services, including physical therapy, occupational therapy and speech language services beyond the capability customarily available in SNFs. We believe that if we are successful in our operation of our rehabilitation hospitals, our reputation in the rehabilitation business (including providing outpatient rehabilitation services) will be enhanced. A reputation for providing high quality rehabilitation services may help create opportunities to acquire additional IRFs or to provide increasing amounts of rehabilitation services at our senior living communities.

        Institutional pharmacies provide large quantities of drugs at locations where patients with recurring pharmacy requirements are concentrated. The business rationale for an institutional pharmacy is to deliver drugs and pharmacy services more efficiently and at lower costs than from expensive retail locations which cater to short term requirements. The aging of the population and recent pharmacological innovations have created rapidly growing demand for pharmacy drugs and services. The Medicare Part D prescription drug benefit was implemented in 2006 pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, and by December 2008, approximately 90% of Medicare beneficiaries had enrolled in Medicare Part D, according to the U.S. Department of Health and Human Services. In 2007, (the most recent date for which information is publicly available) the government share of all prescription drug expenditures in the United States rose to approximately 36%, including approximately 21% from the Medicare program and approximately 8% from Medicaid programs. Because the MMA has increased Medicare expenditures for prescription drugs, we anticipate that the federal government and Congress will seek to implement various cost control measures and as a result, the profitability of providing pharmacy goods and services may be reduced.

        We earn our senior living revenue primarily by providing housing and services to our senior living residents. During 2008, approximately 32% of our senior living revenues came from the Medicare and Medicaid programs and approximately 68% of our senior living revenues came from residents' private resources. We bill all private pay residents in advance for the housing and services to be provided in the following month.

        Our material expenses are:

  •
  Wages and benefits—includes wages for our employees working at our senior living communities and wage related expenses such as health insurance, workers compensation insurance and other benefits.

  •
  Other operating expenses—includes utilities, housekeeping, dietary, maintenance, marketing, insurance and community level administrative costs at our senior living communities.

  •
  Rent expense—we lease 181 of our 210 senior living communities and two rehabilitation hospitals from Senior Housing and four senior living communities from HCPI.

  •
  Hospital expenses—includes wages and benefits for our hospital based staff and other operating expenses related to our hospital business.

  •
  Pharmacy expenses—includes the cost of drugs dispensed to our patients as well as wages and benefits for our pharmacies staff and other operating expenses related to our pharmacy business.

  •
  General and administrative expenses—principally wage related costs for headquarters and regional staff supporting our communities, hospitals and pharmacies.

  •
  Depreciation and amortization expense—we incur depreciation expense on buildings and furniture and equipment that we own, and we incur amortization expense on certain identifiable intangible assets related to our pharmacy acquisitions.

  •
  Interest and other expenses—primarily includes interest on outstanding debt and amortization of deferred financing costs.

        Our reportable segments consist of our senior living community business and our rehabilitation hospital business. In the senior living community segment, we operate independent living or congregate care communities, assisted living communities and SNFs. Our rehabilitation hospital segment provides inpatient health rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 15 outpatient clinics. We do not consider our pharmacy operations to be a material, separately reportable segment of our business but we report our pharmacy revenues and expense as separate items within our corporate and other activities. All of our operations and assets are located in the United States, except with regard to our two captive insurance companies which participate in our workers compensation and liability insurance programs and are located in Bermuda and the Cayman Islands.

        We use segment operating profit as an important measure to evaluate our performance and for business decision making purposes. Segment operating profit excludes interest and other income, interest expense and certain corporate expenses.

Year ended December 31, 2008 versus year ended December 31, 2007

        The following tables present an overview comparison of our operations for the years ended December 31, 2008 and 2007:

Senior living communities:

	For the years ended December 31,
(dollars in thousands, except average daily rate)	2008	2007	$ Change	% Change
Senior living revenue	$935,393	$809,934	$125,459	15.5%
Senior living wages and benefits	(467,068)	(410,447)	(56,621)	13.8%
Other senior living operating expenses	(235,603)	(202,194)	(33,409)	16.5%
Rent expense	(148,959)	(118,902)	(30,057)	25.3%
Depreciation and amortization	(10,177)	(9,386)	(791)	8.4%
Interest and other expense	(1,077)	(1,454)	377	(25.9)%
Interest and other income	898	206	692	335.9%
Gain on extinguishment of debt	743	4,491	(3,748)	(83.5)%

Senior living income from continuing operations	$74,150	$72,248	$1,902	2.6%

No. of communities (end of period)	210	163	47	28.8%
No. of living units (end of period)	22,264	18,079	4,185	23.1%
Occupancy %	88.4%	90.3%	n/a	(1.9)%
Average daily rate	$143.08	$137.23	$5.85	4.3%
Percent of senior living revenue from Medicare	14.8%	15.5%	n/a	(0.7)%
Percent of senior living revenue from Medicaid	16.9%	18.3%	n/a	(1.4)%
Percent of senior living revenue from private and other sources	68.3%	66.2%	n/a	2.1%

Comparable Communities (communities that we operated continuously since January 1, 2007):

	For the years ended December 31,
(dollars in thousands, except per day amounts)	2008	2007	$ Change	% Change
Senior living revenue	$836,690	$808,880	$27,810	3.4%
Senior living community expenses	$(633,224)	$(612,079)	$(21,145)	3.5%
No. of communities (end of period)	162	162	—	—
No. of living units (end of period)	18,029	18,023	6	—
Occupancy %	88.6%	90.4%	n/a	(1.8)%
Average daily rate	$144.45	$137.34	$7.11	5.2%
Percent of senior living revenue from Medicare	16.1%	15.5%	n/a	0.6%
Percent of senior living revenue from Medicaid	18.1%	18.3%	n/a	(0.2)%
Percent of senior living revenue from private and other sources	65.8%	66.2%	n/a	(0.4)%

Rehabilitation hospitals:

	For the years ended December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Hospital revenue	$98,428	$102,005	$(3,577)	(3.5)%
Hospital expenses	(91,185)	(92,449)	1,264	(1.4)%
Rent expense	(10,748)	(10,288)	(460)	4.5%
Impairment on long lived assets	(1,837)	—	(1,837)	—
Depreciation and amortization	(943)	(1,085)	142	(13.1)%

Hospital loss from continuing operations	$(6,285)	$(1,817)	$(4,468)	245.9%

Corporate and Other(1):

	For the years ended December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Pharmacy revenue	$70,379	$60,985	$9,394	15.4%
Pharmacy expenses	(69,535)	(58,012)	(11,523)	19.9%
Depreciation and amortization	(3,599)	(3,124)	(475)	15.2%
General and administrative(2)	(47,829)	(43,373)	(4,456)	10.3%
Unrealized loss on investments in trading securities	(11,967)	—	(11,967)	—
Unrealized gain on receipt of UBS put right	11,081	—	11,081	—
Impairment of goodwill	(5,930)	—	(5,930)	—
Impairment on investments in available for sale securities	(8,404)	—	(8,404)	—
Interest and other income	5,017	5,946	(929)	(15.6)%
Interest and other expense	(5,260)	(5,348)	88	(1.6)%
Provision for income taxes	(1,392)	(1,410)	18	(1.3)%

Corporate and Other loss from continuing operations	$(67,439)	$(44,336)	$(23,103)	52.1%

(1)
Corporate and other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2)
General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and third party service expenses.

Consolidated:

	For the years ended December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Summary of revenue:
Senior living revenue	$935,393	$809,934	$125,459	15.5%
Hospital revenue	98,428	102,005	(3,577)	(3.5)%
Corporate and Other	70,379	60,985	9,394	15.4%

Total revenue	$1,104,200	$972,924	$131,276	13.5%

Summary of income (loss) from continuing operations:
Senior living communities	$74,150	$72,248	$1,902	2.6%
Rehabilitation hospitals	(6,285)	(1,817)	(4,468)	245.9%
Corporate and Other	(67,439)	(44,336)	(23,103)	52.1%

Income from continuing operations	$426	$26,095	$(25,669)	(98.4)%

Year ended December 31, 2008, Compared to year ended December 31, 2007

Senior living communities:

        The 15.5% increase in senior living revenues for the year ended December 31, 2008 was due primarily to revenues from the 47 communities we began to operate in 2008 and increased per diem charges, partially offset by a decrease in occupancy. The 3.4% increase in senior living revenue at the communities that we have operated continuously since January 1, 2007 was due primarily to increased per diem charges to residents, partially offset by a decrease in occupancy.

        Our 13.8% increase in senior living wages and benefits costs for the year ended December 31, 2008 was primarily due to wages and benefits at the 47 communities we began to operate in 2008 and wage increases. The 16.5% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the operating expenses at the 47 communities we began to operate in 2008 and increased charges from third parties. The senior living community expenses for the senior living communities that we have operated continuously since January 1, 2007 have increased by 3.5%, due primarily to increases in wages and benefits and utility expenses. The 25.3% rent expense increase was due to the 37 communities that we began to lease during 2008 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2007.

        The 8.4% increase in depreciation and amortization for the year ended December 31, 2008 was primarily attributable to our purchase of furniture and fixtures for our owned communities.

        Our interest and other income increased by $692,000, or 335.9%, for the year ended December 31, 2008, primarily as a result of recognition of an $840,000 gain related to the 2003 sale of a property that was previously deferred until the buyer paid in full our note receivable related to the sale during the first quarter of 2008.

        Our interest and other expense decreased by 25.9%, for the year ended December 31, 2008, primarily due to our September 2008 prepayment of two United States Department of Housing, or HUD, insured mortgages secured by one of our communities. We paid $2.4 million in principal and interest to retire these two mortgages. Because we had recorded these mortgages at a premium to their face value, we recognized a gain of $743,000 in connection with this early extinguishment of debt.

Rehabilitation hospitals:

        The 3.5% decrease in hospital revenues for the year ended December 31, 2008 was primarily due to lower Medicare reimbursement rates as well as the closing of several unprofitable outpatient clinics offset by a slight increase in occupancy. We are currently experiencing losses from our operation of our hospitals and we may be unable to operate these hospitals profitably. Sixty percent (60%) of the patients at our hospitals are required to meet certain Medicare criteria related to their need for inpatient rehabilitation services. We believe that we are in compliance with these current Medicare requirements. Effective for discharges after April 1, 2008, Medicare inflationary rate increases for IRFs have been set at zero percent for federal fiscal years 2008 and 2009. Our hospitals had received a Medicare rate increase of 3.5% effective October 1, 2007 but their rates were reduced by 3.2% effective for discharges after April 1, 2008. Also, on July 1, 2008, CMS issued a rule updating the Medicare IRF prospective rate formulas for federal fiscal year 2009, which CMS estimated would result in a decrease of 0.7% to total Medicare payments to IRFs for the year.

        The 1.4% decrease in hospital expenses for the year ended December 31, 2008 was primarily due to reductions in labor and benefit expenses and the closing of several unprofitable outpatient clinics.

        The 4.5% rent expense increase in the year ended December 31, 2008 was due to our payment of additional rent for hospital capital improvements purchased by Senior Housing since January 1, 2007.

        The 13.1% decrease in depreciation and amortization expense for the year ended December 31, 2008 was primarily attributable to our write off of long lived assets offset by our purchase of furniture and fixtures and information technology systems for our rehabilitation hospitals.

        During our annual review of long lived and other intangible assets, we identified and recorded an impairment of long lived assets related to our two rehabilitation hospitals of $1.8 million.

Corporate and other:

        The 15.4% increase in pharmacy revenues for the year ended December 31, 2008 was primarily the result of adding new customers from both our existing senior living and third party communities partially offset by the establishment of a contractual allowance reserve of $1.0 million. We recorded this allowance in order to fairly state the realizable value of our pharmacy receivables which are primarily billed under Medicare Part D.

        The 19.9% increase in pharmacy expenses for the year ended December 31, 2008 was primarily due to adding new customers.

        The 10.3% increase in general and administrative expenses for the year ended December 31, 2008 was primarily the result of the costs associated with the 47 communities we began to operate in 2008.

        The 15.2% increase in depreciation and amortization expense for the year ended December 31, 2008 was primarily attributable to our purchase of furniture and fixtures and information technology systems for our pharmacies and corporate and regional offices.

        During the year ended December 31, 2008, we recognized:

  •
  an unrealized loss of $12.0 million on investments in trading securities related to our holdings of ARS;
  •
  an unrealized gain of $11.0 million as a result of the agreement with UBS reached in the fourth quarter of 2008 to purchase our ARS at 100% par value upon our request between June 2010 and July 2012;
  •
  an impairment loss of $5.9 million of goodwill associated with our pharmacies; and
  •
  an "other than temporary" loss of $8.4 million on investments in available for sale securities held by our captive insurance companies.

        Our interest and other income decreased by $929,000, or 15.6%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily as a result of lower cash available for investment and lower interest rates earned on our cash investments.

        For the year ended December 31, 2008, we recognized tax expenses of $1.4 million, which includes:

  •
  tax expense of $1.6 million for state taxes payable without regard to our tax loss carry forwards;
  •
  tax expense of $129,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes. Due to the impairment of certain of these related items of goodwill for book purposes, we recognized a portion of the deferred tax liability as a reduction in the income tax provision; and
  •
  partially offset by a tax benefit of $(352,000) related to prior year refunds resulting from the application of tax credits that offset federal alternative minimum taxes.

Discontinued operations:

        Loss from discontinued operations for the year ended December 31, 2008 increased $2.2 million to $4.9 million, compared to a loss of $2.8 million for the year ended December 31, 2007. The losses in both years are primarily due to operating expenses we incurred as a result of our shutting down operations at two communities in each of 2007 and 2006 and two pharmacies in 2007. The loss for the year ended December 31, 2008 also includes a $300,000 impairment loss of goodwill at our pharmacy located in California and the write down of fixed assets of $1.8 million at one of our assisted living communities.

Year ended December 31, 2007 versus year ended December 31, 2006

        The following tables present an overview comparison of our operations for the years ended December 31, 2007 and 2006:

Senior living communities:

	For the years ended December 31,
(dollars in thousands, except per day amounts)	2007	2006	$ Change	% Change
Senior living revenue	$809,934	$744,897	$65,037	8.7%
Senior living wages and benefits	(410,447)	(382,093)	(28,354)	7.4%
Other senior living operating expenses	(202,194)	(186,396)	(15,798)	8.5%
Management fees to SLS	—	(8,744)	8,744	(100)%
Termination expense for certain SLS management agreements	—	(129,913)	129,913	(100)%
Rent expense	(118,902)	(106,781)	(12,121)	11.4%
Depreciation and amortization	(9,386)	(7,704)	(1,682)	21.8%
Interest and other expense	(1,454)	(2,768)	1,314	(47.5)%
Interest and other income	206	442	(236)	(53.4)%
Gain on extinguishment of debt	4,491	—	4,491	—

Senior living income from continuing operations	$72,248	$(79,060)	$151,308	(191.4)%

No. of communities (end of period)	161	160	1	0.6%
No. of living units (end of period)	17,906	17,935	(29)	(0.2)%
Occupancy	90.3%	90.9%	n/a	(0.6)%
Average daily rate	$137.24	$125.18	$12.06	9.6%
Percent of senior living revenue from Medicare	15.3%	14.1%	n/a	1.2%
Percent of senior living revenue from Medicaid	18.2%	19.4%	n/a	(1.2)%
Percent of senior living revenue from private and other sources	66.5%	66.5%	n/a	—

Comparable Communities (communities that we operated continuously since January 1, 2006):

	For the years ended December 31,
(dollars in thousands, except per day amounts)	2007	2006	$ Change	% Change
Senior living revenue	$772,602	$735,122	$37,480	5.1%
Senior living community expenses	$(581,624)	$(561,000)	$(20,624)	3.7%
No. of communities (end of period)	149	149	—	—
No. of living units (end of period)	16,594	16,594	—	—
Occupancy	90.8%	91.1%	n/a	(0.3)%
Average daily rate	$140.48	$133.23	$7.25	5.4%
Percent of senior living revenue from Medicare	15.8%	14.1%	n/a	1.7%
Percent of senior living revenue from Medicaid	18.9%	19.3%	n/a	(0.4)%
Percent of senior living revenue from private and other sources	65.3%	66.6%	n/a	(1.3)%

Rehabilitation hospitals:

	For the years ended December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Hospital revenue	$102,005	$25,494	$76,511	300.1%
Hospital expenses	(92,449)	(22,954)	(69,495)	302.8%
Rent expense	(10,288)	(2,475)	(7,813)	315.7%
Depreciation and amortization	(1,085)	(102)	(983)	963.7%

Hospital loss from continuing operations	$(1,817)	$(37)	$(1,780)	4,810.8%

Corporate and Other(1):

	For the years ended December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Pharmacy revenue	$60,985	$45,195	$15,790	34.9%
Pharmacy expenses	(58,012)	(44,579)	(13,433)	30.1%
Depreciation and amortization	(3,124)	(2,045)	(1,079)	52.8%
General and administrative(2)	(43,373)	(33,829)	(9,544)	28.2%
Interest and other income	5,946	6,364	(418)	(6.6)%
Interest and other expense	(5,348)	(1,596)	(3,752)	235.1%
Provision for income taxes	(1,410)	—	(1,410)	—

Corporate and Other loss from continuing operations	$(44,336)	$(30,490)	$(13,846)	45.4%

(1)
Corporate and other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2)
General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and third party service expenses.

Consolidated:

	For the years ended December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Summary of revenue:
Senior living revenue	$809,934	$744,897	$65,037	8.7%
Hospital revenue	102,005	25,494	76,511	300.1%
Corporate and Other	60,985	45,195	15,790	34.9%

Total revenue	$972,924	$815,586	$157,338	19.3%

Summary of income (loss) from continuing operations:
Senior living communities	$72,248	$(79,060)	$151,308	191.4%
Rehabilitation hospitals	(1,817)	(37)	(1,780)	4,810.8%
Corporate and Other	(44,336)	(30,490)	(13,846)	45.4%

Income from continuing operations	$26,095	$(109,587)	$135,682	(123.8)%

Year ended December 31, 2007, Compared to year ended December 31, 2006

Senior living communities:

        The 8.7% increase in senior living revenues for the year ended December 31, 2007 was due primarily to revenues from the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007 and higher per diem charges to residents, partially offset by a decrease in occupancy. The 5.1% increase in senior living revenue at the communities that we operated continuously from January 1, 2006 was due primarily to higher per diem charges to residents, partially offset by a decrease in occupancy.

        Our 7.4% increase in senior living wages and benefits costs for the year ended December 31, 2007 was primarily due to wages and benefits at the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007 and wage increases. The 8.5% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the operating expenses at the 11 communities we acquired in the third and fourth quarters of 2006, the one community we acquired in April 2007, and increased charges from third parties. The senior living community expenses for the senior living communities that we operated continuously from January 1, 2006 have increased by 3.7%, principally due to wage and benefit increases. Management fees to SLS were eliminated after our termination of the last of our management agreements with SLS in 2006. The 11.4% rent expense increase in 2007 over 2006 is due to the communities that we began to lease in 2006, percentage rent payment in 2007 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2006.

        The 21.8% increase in depreciation and amortization for the year ended December 31, 2007 was primarily attributable to our purchase of furniture and fixtures for our communities as well as the one community we acquired in April 2007.

        Our interest and other expense decreased by 47.5% for the year ended December 31, 2007 because in February 2007 we prepaid six HUD insured mortgages that were secured by five of our communities. We recognized a net gain of $3.6 million on extinguishments of these mortgages that consisted of the elimination of $4.3 million of debt premium offset by $725,000 in prepayment penalties. In April 2007, we prepaid an additional HUD insured mortgage that was secured by one of our communities. We recognized a net gain of $934,000 on extinguishment of this mortgage that consisted of the elimination of $1.0 million of debt premium offset by $116,000 in prepayment penalties. This decrease was partially offset by interest we incurred on a $4.6 million HUD insured mortgage that we assumed in connection with the community we acquired in April 2007.

Rehabilitation hospitals:

        The increase in hospital revenues, hospital expenses, rent expense and depreciation and amortization expense from our hospitals in 2007 over 2006 was a result of our beginning operations at our hospitals in October 2006. We are currently experiencing losses from our operation of these rehabilitation hospitals and we may be unable to operate these hospitals profitably. The percentage of patients at one of our hospitals who are required to meet certain Medicare criteria increased to 65% on July 1, 2007 and this percentage requirement was scheduled to increase to 65% at the other hospital on January 1, 2008, and to 75% at both of our hospitals in the future. However, in December 2007 this Medicare requirement was retroactively rolled back to 60% for both hospitals for fiscal years starting on and after July 1, 2007. We believe that we are in compliance with these current Medicare requirements.

Corporate and other:

        The 34.9% increase in pharmacy revenues and 30.1% increase in pharmacy expenses for the year ended December 31, 2007 was primarily the result of our acquiring one pharmacy in each of May 2006 and November 2006.

        The 28.2% increase in general and administrative expenses for the year ended December 31, 2007 over the same period in 2006 primarily results from the administrative costs associated with the 11 communities we began to operate in 2006, from the communities we began to operate in 2006 that were previously managed for us by SLS and from the rehabilitation hospitals we began to operate in October 2006.

        The 52.8% increase in depreciation and amortization expense for the year ended December 30, 2007 over the same period in 2006 is primarily attributable to increases in assets associated with our pharmacy acquisitions.

        Our interest and other income decreased by $418,000, or 6.6%, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily as a result of a $2.4 million payment from HealthSouth Corporation in 2006 to settle numerous transition matters and claims related to our assumption of the operations of the two rehabilitation hospitals, offset by interest income on higher levels of investable cash in 2007 resulting from our Notes offering.

        Our interest and other expense increased by $3.8 million for the year ended December 31, 2007, due to the issuance of the Notes in October 2006.

        For the year ended December 31, 2007, we recognized taxes of $1.4 million, which includes $1.2 million of alternative minimum taxes and certain state taxes that are payable without regard to our tax loss carry forwards and $239,000 of a deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

        For the three months and year ended December 31, 2008, we recorded $1.8 million and $46.1 million, respectively, of cash from continuing operations. At year end we had unrestricted cash and cash equivalents of $16.1 million. We had no amounts outstanding on our $40.0 million revolving line of credit and $21.9 million outstanding on $38.0 million available under our line with UBS. We believe that our operations will continue to provide us with adequate cash flow to run our businesses and invest in and maintain our properties. If, however, our revenues continue to decline and we are unable to generate positive cash flow for some period of time, we intend to further reduce costs across the Company and to borrow funds from our outstanding lines of credit.

Recent Developments: Investments

        At December 31, 2008, we had $62.9 million invested in student loan ARS with a par value of $74.8 million which we classified as long term investments in trading securities. Starting in February 2008, auctions affecting our ARS failed to close on their settlement dates. On March 31, 2008, we reclassified our ARS from current assets to non-current assets due to our belief that the market for student loan collateralized instruments may take in excess of 12 months to recover.

        Our ARS consist primarily of bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program. The maturities of our ARS range from 2032 to 2047. All of our ARS were rated "AAA" by at least one nationally recognized debt rating agency when we made these investments, and, to our knowledge, none of these ratings have been reduced. Based upon our analysis of impairment factors through December 31, 2008, we have recognized an unrealized loss of $12.0 million on our investments in these securities.

        The funds which we invested in ARS were held to invest in potential acquisitions. Accordingly, these funds are not needed to fund our current operations and we do not expect the failure of auctions affecting our ARS holdings to have a material adverse impact upon our day to day operations.

        In November 2008, we entered into a settlement with UBS regarding our ARS made through UBS. The settlement offer was made in connection with UBS' settlement with the Securities and Exchange Commission, the New York Attorney General and other state agencies related to UBS' sale and marketing of ARS. Under the terms of the settlement, we obtained a put right pursuant to which UBS will repurchase our ARS at 100% of par value (including accrued and unpaid interest, if any) at our option during the period beginning June 2010 and ending July 2012. In certain circumstances, UBS has the right to purchase these securities earlier at par. As part of the settlement terms, we released UBS from all claims arising from its marketing of the ARS to us. In connection with the settlement, UBS provided us with a non-recourse credit facility secured by our investments in these ARS. The principal amount available to us under the credit facility is up to 60% of the market value of the ARS from time to time. As of December 31, 2008, the estimated fair value of our investment in ARS was $62.9 million and $21.9 million was outstanding under the credit facility. Our interest rate under the credit facility varies depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 50 basis points.

        We expect to sell our ARS by exercising our put right with UBS. However, if we do not exercise our put right before July 2, 2012, it will expire and UBS will have no further right or obligation to buy our ARS. We recorded a gain of $11.0 million for the fair value of the put right we received. The value of the put right is the difference between our estimated value of UBS' repurchase obligation and our estimate of the fair value of the ARS. Accordingly, the value of the put right may increase or decrease in the future as our estimate of the value of UBS' repurchase obligation and our estimate of the fair value of the ARS changes. We will reassess the fair values in future reporting periods based on several factors, including auction and investment redemption experience, changes in credit ratings of UBS and our ARS investments, market risk and other factors. Based on our expected operating cash flows and other sources of cash, we do not believe that illiquidity of our ARS will have a material impact on our overall ability to meet our liquidity needs.

        In January 2009, we purchased and retired $46.5 million par value, or 36.8%, of our outstanding Notes for $20.0 million, plus accrued interest. We financed this purchase, principally by borrowings under our UBS credit facility. As a result of this transaction, we expect to record a gain of approximately $25.1 million net of related unamortized costs on early extinguishment of debt in the first quarter of 2009.

Assets and Liabilities

        Our total current assets at December 31, 2008 were $114.3 million, compared to $186.0 million at December 31, 2007. At December 31, 2008, we had cash and cash equivalents of $16.1 million compared to $31.0 million at December 31, 2007. Our current liabilities were $129.1 million at December 31, 2008 compared to $104.1 million at December 31, 2007. The decrease in current assets was primarily the result of our reclassifying our investments in ARS from current to long term assets.

        Cash provided from continuing operations was $46.1 million at December 31, 2008 compared to $44.3 million at December 31, 2007. Excluding cash flows associated with our investment securities, cash provided from continuing operations was $58.9 million and $63.1 million for the years ended December 31, 2008 and 2007, respectively. Acquisitions of property plant and equipment, including the acquisition of senior living communities, on a net basis after considering the proceeds from sales of fixed assets to Senior Housing, were $73.1 million and $25.8 million for the years ended December 31, 2008 and 2007, respectively. During the years ended 2008 and 2007, as a result of an early repayment of debt, we repaid long term debt of $2.7 million and $28.8 million, respectively.

Acquisitions (including the initiation of long term leases) and Related Financings

        In 2006, we began to lease from Senior Housing 11 senior living communities with 1,284 units which Senior Housing acquired from third parties. Three of these communities are assisted living communities, three are assisted living communities which offer some skilled nursing services, three are only independent living communities and two are congregate care retirement communities which offer independent living, assisted living and skilled nursing services. Our initial rent payable to Senior Housing for these 11 communities is $9.0 million per year, plus future increases calculated as a percentage of the revenue increases at these communities after 2007.

        In April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5.0 million. We financed the acquisition by assuming a $4.5 million non recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand. The interest rate on the assumed HUD insured mortgage is 7.65%. Residents pay substantially all of our charges at this community from their private resources.

        In 2008, we leased from Senior Housing 37 senior living communities with a total of 3,273 living units. Twenty-seven of these communities are assisted living communities (one of which offers some skilled nursing services and one of which offers some independent living services), eight are independent living communities and two are continuing care retirement communities which offer independent living, assisted living and skilled nursing services. Our rent payable to Senior Housing for these 37 communities is $38.2 million per year, plus future increases calculated as a percentage of the revenue increases for 30 of these communities after 2010. We added 21 of these communities to our existing lease with Senior Housing which has a term ending in 2024, with a renewal option thereafter, and we added nine of these communities to our lease with Senior Housing which has a term ending in 2022, with a renewal option thereafter.

        In connection with one of the leases we initiated in 2008, we also acquired from the prior owner of the communities its ownership interest in certain operating companies, working capital, certain long term liabilities, and operating practices and processes, especially in the memory care area. We accounted for this transaction as a business combination in accordance with SFAS 141 and after allocating the purchase price to applicable assets and liabilities based on their fair value, recorded as goodwill the $1.0 million excess consideration over fair value of identifiable assets.

        Included in the 37 senior living communities described above are seven assisted living communities with 717 units located in Pennsylvania and New Jersey that were previously operated by NewSeasons Assisted Living Communities, Inc., or NewSeasons, under a lease from Senior Housing. We leased these communities in July 2008 for annual rent of approximately $7.6 million per year. In consideration of our lease assumption, NewSeasons paid us $10.0 million and transferred title to certain personal property located at the communities. We recorded the NewSeasons consideration as a deferred credit on our balance sheet, which we are amortizing as a reduction of rent expense over the remaining lease term.

        Simultaneously with leasing these seven communities from Senior Housing, we purchased three additional NewSeasons communities from Senior Housing with 278 units located in Pennsylvania and New Jersey for $21.4 million. We allocated the purchase price of these communities to land, building and equipment. The purchase price of these properties equaled the seller's net book value and the fair market value of these properties based on appraisals by an independent appraiser. The ten NewSeasons communities complement our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources. The majority of the revenues from these communities come from residents' private resources.

        In December 2008, we acquired seven independent and assisted living communities, with a total of 628 living units, located in North Carolina and South Carolina for a purchase price of $44.0 million plus closing costs. We financed the acquisition with cash on hand and drawings under our recently established credit facility with UBS.

Our Leases with Senior Housing

        As of December 31, 2008, we leased 181 senior living communities and two rehabilitation hospitals from Senior Housing under seven leases (in four combinations). Our leases with Senior Housing require us to pay minimum rent of $172.9 million annually and percentage rent for most senior living communities but not for our rehabilitation hospitals. We paid approximately $3.3 million and $2.1 million in percentage rent to Senior Housing for the years ended December 31, 2008 and 2007, respectively.

        Upon our request, Senior Housing may purchase capital improvements made at the properties we lease from Senior Housing and increase our rent pursuant to contractual formulas. During the year ended December 31, 2008, Senior Housing reimbursed us $69.4 million for capital expenditures made at the properties leased from Senior Housing and these purchases resulted in our annual rent being increased by $5.8 million.

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

        During the past year, our occupancy has been negatively affected by worsening economic conditions in many of the markets that we serve. These conditions appear to be impacting many companies both within and outside of our industry and there can be no certainty as to when current economic conditions may improve.

        At some of our communities and at our rehabilitation hospitals and clinics, operating revenues for skilled nursing and rehabilitation services are received from the Medicare and Medicaid programs. Medicare and Medicaid revenues were earned primarily at our SNFs and our two rehabilitation hospitals. We derived 35% and 38% of our revenues from these programs for the years ended December 31, 2008 and 2007, respectively.

        Our net Medicare revenues from services to senior living community residents totaled $137.3 million and $124.5 million for the years ended December 31, 2008 and 2007, respectively. In October 2008 and 2007, our senior living community Medicare rates increased by approximately 3.5%

and 3.6%, respectively, over the prior period. Our net Medicaid revenues from services to senior living community residents totaled $156.6 million and $147.1 million for the years ended December 31, 2008 and 2007, respectively. Federal agencies and some members of Congress have proposed Medicare and Medicaid policy changes and freezes on rate increases or rate reductions to be phased in during the next several years. In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to freeze or reduce Medicaid rates. The current recession and worsening economic conditions are causing budget shortfalls in many states, increasing the likelihood of Medicaid rate reductions, freezes on rate increases, or increases that are insufficient to offset increasing operating costs. The magnitude of the potential Medicare and Medicaid rate reductions and the impact on us of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations. Effective as of October 1, 2008, CMS increased Medicare rates for SNFs by approximately 3.5% for the federal fiscal year ending September 30, 2009, under a rule adding an annual update to account for inflation in the cost of goods and services included in a SNF stay. CMS had proposed a recalibration of the payment categories for SNFs, which would have resulted in a net reduction of rates by approximately 0.3% in federal fiscal year 2009, but delayed the recalibration in order to continue to evaluate the data. On July 15, 2008, as part of the Medicare Improvements for Patients and Providers Act of 2008, Congress enacted an 18-month extension of the Medicare outpatient therapy exception process through the end of 2009, under which Medicare may approve payments for medically necessary outpatient therapies which exceed the Medicare payment caps. This July 15, 2008 law forestalls a reduction in certain therapy revenues that we have historically realized.

        We began to operate two rehabilitation hospitals in October 2006. Approximately 63% and 69% of our revenues from these hospitals came from the Medicare and Medicaid programs for the years ended December 31, 2008 and 2007, respectively. In October 2007, the Medicare rates at our IRFs increased by approximately 3.2% over the prior period. However, this increase was later rescinded and, for payments on and after April 1, 2008, the Medicare rate increase was reset to zero per cent for federal fiscal years 2008 and 2009. Also, on July 1, 2008, CMS issued a rule updating the Medicare IRF prospective rate formulas for the federal fiscal year 2009. The rule revises the weights assigned to patient case-mix groups that are used to calculate rates under the IRF prospective payment system, and re-sets the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for the year. CMS estimated that the rule would result in a decrease of 0.7% to total Medicare payments to IRFs for the year. In May 2004, CMS issued the "75% Rule" establishing revised Medicare criteria that rehabilitation hospitals are required to meet in order to participate as IRFs in the Medicare program. As recently amended, the rule requires that for cost reporting periods starting on and after July 1, 2006, 60% of a facility's inpatient population must require intensive rehabilitation services for one of the CMS's designated medical conditions. An IRF that fails to meet the requirements of this rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. As of December 31, 2008 and February 27, 2009, we believe we are in compliance with the CMS requirements to remain an IRF. However, the actual percentage of patients at these hospitals who meet these Medicare requirements may not be or remain as high as we believe or anticipate or may decline. Our failure to remain in compliance, or a CMS finding of noncompliance, if it occurs, will result in our receiving lower Medicare rates than we currently receive at our hospitals.

Termination of SLS Management Agreements

        To better understand the results of our ongoing operating business for the year ended December 31, 2006 and to enable investors to more readily compare our operating results from 2006 to subsequent years, we believe it may be useful to consider what our results of operations would have been in 2006, excluding our termination payments to SLS. The information in the following chart should not be considered as an alternative to income (loss) from continuing operations or income (loss)

from continuing operations per share or any other operating or performance measure established by accounting principles generally accepted in the United States.

For the year ended December 31, 2006
Loss from continuing operations	$(109,587)
Exclude termination expense for certain Sunrise management agreements	129,913

Income from continuing operations excluding termination charges	$20,326

Insurance

        Increases over time in the costs of insurance, especially tort liability insurance, workers' compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase re-insurance for claims in excess of the self insurance amounts. These increased costs may continue in the future. For more information about our existing insurance see Item 1 "Business—Insurance" of this Annual Report on Form 10-K. To obtain control over our insurance costs, we and other companies to which RMR provides management services have recently formed an insurance company which may begin to underwrite certain of our insurance requirements. For more information about this insurance initiative see Item 9B of this Annual Report on Form 10-K.

Pharmacies

        Between 2003 and 2006, we acquired six institutional pharmacies and one mail order pharmacy located in Wisconsin, Nebraska, California, South Carolina and Virginia. Our total purchase price for these pharmacies was $15.8 million, including $5.9 million in 2006. Certain of our pharmacy businesses have been discontinued, as described below.

Rehabilitation Hospitals

        We commenced operations at our two hospitals on October 1, 2006.

Discontinued Operations

        During 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we currently lease. We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual rent payable to Senior Housing will decrease by an amount equal to 9.5% of the net proceeds of the sale to Senior Housing. As of December 31, 2007, we have disposed of substantially all of our assets and settled all liabilities related to their two senior living communities.

        In December 2007, we decided to sell our institutional pharmacy located in California and our mail order pharmacy located in Nebraska. The assets and liabilities related to these two pharmacies are presented separately in the consolidated balance sheet. We sold the institutional pharmacy located in California on January 15, 2009. We have been unable to sell the mail order pharmacy on acceptable terms and we expect to discontinue all its operations on or about March 31, 2009.

        We have reclassified the consolidated statement of operations for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued. A summary of the operating results of these discontinued operations included in the financial statements for the years ended December 31, 2008, 2007 and 2006 is:

	For the years ended December 31,
	2008	2007	2006
Revenues	$11,902	$12,910	$30,829
Expenses	16,824	15,679	37,907

Net loss	$(4,922)	$(2,769)	$(7,078)

Contractual Obligations Table

        As of December 31, 2008, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt Obligations(1)	$160,965	$149	$324	$364	$160,128
Operating Lease Obligations(2)	2,712,936	174,057	348,114	348,114	1,842,651
Other Long Term Liabilities Reflected on our Balance Sheet(3)	27,961	—	17,061	6,905	3,995

Total	$2,901,862	$174,206	$365,499	$355,383	$2,006,774

(1)
Debt Obligations consist of the amounts due under several HUD insured mortgages, our UBS credit facility as well as our outstanding Notes.

(2)
Operating Lease Obligations consist of the minimum lease payments to Senior Housing and HCPI through the lease terms ending between 2014 and 2026. These amounts do not include percentage rent that may become payable under these leases.

(3)
Other Long Term Liabilities Reflected on our balance sheet are primarily insurance reserves related to workers compensation and professional liability insurance.

Equity and Debt Financings and Covenants

        In April 2006, we issued 11,500,000 common shares in an underwritten public offering raising net proceeds of $114.0 million. We used a portion of the proceeds raised in this offering to pay $89.8 million in termination fees for 10 SLS management agreements we terminated in June 2006, and we added the remainder to our cash balances.

        In April 2007, we financed the acquisition of a 48 unit assisted living community located in Tennessee for $5.0 million by assuming a $4.5 million non recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand. The coupon interest rate on the assumed HUD insured mortgage is 7.65% and its effective market rate is 5.75%.

        In October 2006, we issued $126.5 million principal amount of Notes. Our net proceeds from this issuance were approximately $122.6 million. We used the proceeds raised to pay $40.1 million in termination fees for the remaining 20 management agreements with SLS, and we added the remainder to our cash balances. These Notes are convertible into our common shares at any time. The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of Notes, which represents an initial conversion price of $13.00 per share. The Notes are guaranteed by certain of our wholly owned subsidiaries. These Notes mature on October 15, 2026. We may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021. We issued these Notes pursuant to an indenture which contains various customary covenants. As of December 31, 2008 and February 27, 2009, we believe we are in compliance with all applicable covenants of this indenture.

        In January 2009, we purchased and retired $46.5 million par value, or 36.8%, of our outstanding Notes for approximately $20.0 million plus accrued interest. We financed this purchase, principally by borrowings under our UBS credit facility. As a result of this transaction, we expect to record a gain of approximately $25.1 million net of related unamortized costs on early extinguishment of debt in the first quarter of 2009.

        We have a $40.0 million revolving secured credit facility with a financial institution available for general business purposes, including acquisitions and working capital, which is currently scheduled to expire in May 2010. The amount we are able to borrow at any time is subject to limitations based upon qualifying collateral. We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries' accounts receivable, deposit accounts and related assets. The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios; and this facility also places limits on our ability to incur or assume debt or create liens with respect to certain of our assets and has other customary provisions. In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may borrow under this credit facility may be increased to $80.0 million. The termination date may be extended twice, in each case by twelve months upon our payment of extension fees and other conditions, including lender's approvals. As of December 31, 2008 and February 27, 2009, no amounts were outstanding with $40.0 million available under this credit facility. As of December 31, 2008 and February 27, 2009, we believe we are in compliance with all applicable covenants under this credit facility.

        We may borrow additional amounts under the facility before it expires in May 2010. If we have outstanding borrowings under the facility and are unable to extend it when it expires, we would need to explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt and engaging in sale leaseback transactions relating to some or all of our owned communities. While we believe we will be able to extend this facility or raise funds to repay any outstanding borrowings, there can be no assurance that we will be able to do so or that our cost associated with any such transaction will be reasonable. If current capital market conditions continue or worsen, our lender under this facility may be unable or unwilling to fund advances which we request or we may not be able to access additional capital. Impacts such as these and general capital market conditions could impair our ability to make future acquisitions and make our current growth plans unachievable. Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in a material increase in the interest rate under this facility when it is renewed or extended.

        In November 2008, we entered into a non-recourse credit facility with UBS which is available for acquisitions, working capital and general business purposes. The amount we are able to borrow is 60% of the fair value of the ARS which are collateral for the loan and such amount may vary over time. Our interest rate under the credit facility will also vary depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 50 basis points. As of December 31, 2008, the estimated fair value of our investment in ARS was $62.9 million. As of December 31, 2008 and February 27, 2009, we have $21.9 million and $37.7 million outstanding under this credit facility, respectively and $15.9 million and approximately $2.1 million remained available for drawing as of December 31, 2008 and February 27, 2009, respectively. As of December 31, 2008 and February 27, 2009 we believe we are in compliance with all applicable covenants under this credit facility.

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

        At December 31, 2008, three of our communities remained encumbered by HUD insured mortgages totaling $12.6 million. The weighted average interest rate on these mortgages is 6.22%. Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043. These mortgages contain standard HUD mortgage covenants. As of December 31, 2008 and February 27, 2009, we believe we are in compliance with all covenants of these mortgages.

Off Balance Sheet Arrangements

        As of December 31, 2008, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, material joint ventures or partnerships.

Related Person Transactions

        We were a 100% owned subsidiary of Senior Housing before December 31, 2001. On December 31, 2001, Senior Housing distributed substantially all of our then outstanding shares to its shareholders. At the time of our spin off, all of the persons serving as our directors were trustees of Senior Housing. In order to effect this spin off and to govern relations after the spin off, we entered into agreements with Senior Housing and others. Since then we have entered into various leases and other agreements which confirm and modify these undertakings. Among other matters, these agreements provide that:

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

  •
  Senior Housing has the option, upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events affecting us, as defined in those documents including, in certain of the Senior Housing leases, the adoption of any proposal or the election to our board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual, to cancel all of our rights under the leases we have with Senior Housing; and

  •
  so long as we have a shared services agreement with RMR we will not acquire or finance any real estate without first giving Senior Housing or any other publicly owned REIT or other entity managed by RMR, the opportunity to acquire or finance real estate investments of the type in which Senior Housing or any other publicly owned REIT or other entity managed by RMR, respectively, invests.

        Senior Housing is our largest landlord. In addition to providing management services to us, RMR also manages Senior Housing. One of our directors, Mr. Barry Portnoy, is currently a managing trustee of Senior Housing. Because of these and other relationships we and Senior Housing may be considered related persons. Also, because of these relationships all of our transactions with Senior Housing are separately approved by our Independent Directors and Senior Housing's Independent Trustees.

        Of the 210 senior living communities we operated on December 31, 2008, 181 are leased from Senior Housing for total annual rent of $161.7 million. In addition, we also lease our two rehabilitation hospitals from Senior Housing for a total minimum rent of $11.2 million.

        Since January 1, 2008, we have entered into several transactions with Senior Housing, including:

  •
  During the three months ended March 31, 2008, we leased 19 senior living properties with a total of 1,692 units from Senior Housing for initial rent of $21.8 million and added them to what we now refer to as Senior Housing lease no. 1 and lease no. 3, which have current terms expiring in 2022 and 2024, respectively. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.

  •
  On June 30, 2008, we realigned three of our leases with Senior Housing. Lease no. 1 now includes 100 properties, including nine properties which we first leased during the first quarter of 2008. This lease includes independent living communities, assisted living communities and SNFs, and expires in 2022. Lease no. 2 now includes 32 properties, including independent living communities, assisted living communities, SNFs and our two rehabilitation hospitals, and expires in 2026. Lease no. 3 now includes 44 properties, including 10 properties acquired during the first quarter of 2008, 10 properties acquired during the third quarter of 2008 and one property acquired on November 1, 2008 described below. This lease includes independent living communities, assisted living communities and SNFs and expires in 2024. The total rent payable by us to Senior Housing for these properties was unchanged as a result of this lease realignment. The increased rent payable for these three leases, if and as Senior Housing purchases improvements we make to the leased properties, will be the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points, but not to exceed 11.5%.

  •
  On July 1, 2008, we acquired three assisted living properties with 259 living units that were formerly operated by NewSeasons from Senior Housing for $21.4 million and we assumed the NewSeasons lease obligations to Senior Housing for the remaining seven properties that NewSeasons formerly operated. The rent payable by us for these seven properties is approximately $7.6 million per annum under what we refer to as lease no. 4 between us and Senior Housing. In consideration of our lease assumption, NewSeasons paid us $10.0 million and transferred title to certain personal property located at the communities. We recorded the NewSeasons consideration as a deferred credit on our balance sheet, which we are amortizing as a reduction of rent expense over the remaining lease term.

  •
  On August 1, 2008, we leased two senior living communities from Senior Housing until 2024 under our Senior Housing lease no. 3 described above. As a result, our annual rent under that lease increased by $1.2 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.

  •
  On September 1, 2008, we leased eight senior living communities with a total of 451 units until 2024 under our Senior Housing lease no. 3 described above. As a result, our annual rent under this lease increased by $5.0 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.

  •
  On November 1, 2008, we leased one senior living community with a total of 252 units from Senior Housing under lease no. 3, which has a term expiring in 2024. As a result, our annual rent under this lease increased by $2.3 million. Percentage rent, based on increases in gross revenues at this property, will commence in 2010.

  •
  During 2008, pursuant to the terms of our leases with Senior Housing, Senior Housing purchased approximately $69.4 million of improvements made to our properties leased from Senior Housing, and, as a result, the annual rent payable to Senior Housing by us increased by approximately $5.8 million.

        RMR provides certain management and administrative services to us under a shared services agreement which is subject to annual review and approval by our Independent Directors. RMR is compensated at an annual rate equal to 0.6% of our total revenues. In May 2008, the shared services agreement was amended to include compensation for personnel involved with management information systems, or MIS. RMR is compensated at a rate equal to 80% of the employment expenses of RMR's employees, other than its Chief Information Officer, actively engaged in servicing MIS. Aggregate fees paid by us to RMR for management, administrative and information system services during 2008, 2007 and 2006, were $8.3 million, $6.1 million and $4.9 million, respectively. In addition, RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit and our compensation committee approves his salary. Our compensation committee also approves the allocated costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function for the years ended 2008, 2007 and 2006 was $223,000, $169,000 and $173,000, respectively. The fact that RMR has responsibilities to other entities, including our most significant landlord, Senior Housing, could create conflicts; and in the event of such conflicts between Senior Housing and us, our shared services agreement with RMR allows RMR to act on behalf of Senior Housing rather than on our behalf. A termination of our shared services agreement is an event of default under our revolving credit facility. RMR is beneficially owned by Messrs. Barry M. Portnoy, one of our managing directors, and his son, Adam D. Portnoy, who is President and Chief Executive Officer and a director of RMR and a managing trustee of Senior Housing. Messrs. Barry Portnoy and Gerard Martin, our managing directors, are directors of RMR.

        Our Chief Executive Officer and Chief Financial Officer are also officers and employees of RMR. These officers devote a substantial majority of their business time to our affairs and the remainder to RMR's business which is separate from our business. We believe the compensation we paid to these officers reasonably reflects their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division.

        An affiliated entity of RMR is the owner of the buildings in which our corporate headquarters are located. These leases expire in 2011. We incurred rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2008, 2007 and 2006 of $1.1 million, $1.3 million and $938,000, respectively. This lease has been amended at various times to take into account our needs for increasing space and all amendments to this lease have been approved by our Independent Directors.

        We, RMR and other companies to which RMR provides management services are in the process of forming and licensing an insurance company in the State of Indiana. All of our directors are currently serving on the board of directors of this insurance company. We expect that RMR, in addition to being a shareholder, will enter into a management agreement with this insurance company, pursuant to which RMR will provide the insurance company certain management and administrative services. In addition, it is expected that the insurance company and RMR Advisors, Inc., or Advisors and a company affiliated with RMR will enter an investment advisory agreement pursuant to which Advisors will act as the insurance company's investment advisor. Subsequent to year end, we have invested $25,000 to date in the insurance company and are committed to invest another $4,975,000, and we currently own and intend to own approximately 16.67% of this insurance company. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to transfer some or all of our insurance business to this company. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by having our pro-rata share of the profits realized by this insurance business. See Item 9B of this Annual Report on Form 10-K for additional information regarding this insurance initiative and our part in this insurance company.

        One of our hospitals' outpatient clinics leases space from HRPT Properties Trust, or HRPT, a REIT managed by RMR. We incurred rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2008 and 2007 of $57,700 and $52,500, respectively.

        In December 2006, we began leasing space for a regional office in Atlanta, Georgia from HRPT. Our lease for this space expires in 2011. We incurred rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2008 and 2007 of $60,000 and $61,000, respectively.

        We believe that all transactions with all parties are on reasonable commercial terms. We also believe that our relationship with Senior Housing and RMR benefits us and, in fact, provide us competitive advantages in operating and growing our businesses.

Policies and Procedures Concerning Conflicts of Interest and Related Person Transactions

        Our code of business conduct and ethics, or Code of Conduct, and governance guidelines address review and approval of activities, interests or relationships that interfere with, or appear to interfere with, our interests. Persons subject to our Code of Conduct and governance guidelines are under a continuing obligation to disclose any such conflicts of interest and may pursue a transaction or relationship which involves such conflicts of interest only if the transaction or relationship has been approved as follows:

  •
  In the case of an executive officer or director, such person must seek approval from our disinterested directors for investments, related person transactions (involving a direct or indirect material interest) and other transactions or relationships which such person would like to pursue and which may otherwise constitute a conflict of interest or other action falling outside the scope of permissible activities under our Code of Conduct or governance guidelines. If there are no disinterested directors, the transaction shall be reviewed, authorized and approved or ratified by both the affirmative vote of our entire board of directors and the affirmative vote of a majority of our Independent Directors. Pursuant to our governance guidelines and Code of Conduct, in determining whether to approve or ratify a transaction, our board of directors, disinterested directors or Independent Directors, as the case may be, shall act in accordance with any applicable provisions of the our charter, and shall consider all of the relevant facts and circumstances, and shall approve only those transactions that are fair and reasonable to us.

  •
  In the case of other individuals subject to our Code of Conduct, the individual must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

  •
  We are in the process of forming and licensing an insurance company for which all of our directors will serve as directors. Any material transaction between us and such insurance company shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire board of directors and the affirmative vote of a majority of our Independent Directors.

Critical Accounting Policies

        Our critical accounting policies concern revenue recognition, our assessment of the net realizable value of our accounts receivable, evaluation of goodwill and other intangibles, accounting for long term care contracts, our assessment of reserves related to our self insurance programs, our evaluation of impairment factors affecting our ARS and "other than temporary" impairment considerations on our available for sale securities.

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

        We review the carrying value of long lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected undiscounted cash flows that our asset or asset groups are expected to generate. This process requires that estimates be made and errors in our judgments or estimates could have a material effect on our financial statements. As a result of this test we determined to reduce the value of our long lived assets reported on our balance sheet related to our rehabilitation hospitals as of December 31, 2008 by $1.8 million.

        We review goodwill annually during our fourth quarter, or more frequently if events or changes in circumstances exist, for impairment. Factors we consider important to trigger a review for impairment include the following:

  •
  significant underperformance relative to historical or projected operating results;

  •
  significant changes in the manner of our use of acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  significant decline in our stock price for a sustained periods; or

  •
  our market capitalization relative to net book value.

        If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount to fair value.

        We evaluate goodwill for impairment at the reporting unit level, which we determined to be the three segments we operate. We evaluate goodwill for impairment by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches, such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow include future revenue growth, gross margins and our weighted average cost of capital. We selected a growth rate based on our view of the growth prospect of each of our segments. If the carrying value of the reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance.

        Recently, our market capitalization has declined and was significantly below book value during the fourth quarter. As a result, we determined an interim impairment test was necessary and performed the interim test on all of our reporting units as of December 31, 2008. In our evaluation we weighed all known quantitative and qualitative factors in determining if an impairment occurred. As a result, we determined to reduce the value of goodwill reported on our balance sheet related to our pharmacies as of December 31, 2008 by $5.9 million.

        We routinely evaluate our ARS to determine if they have been impaired and we expect to do so regularly until our ARS are sold to UBS or are otherwise no longer owned by us. If there is an indication that the carrying value of our ARS is less than their estimated fair value, we record a loss in our consolidated statement of operations. We determine the estimated fair value of our ARS by considering various factors including market prices, the ratings of the securities we hold and the credit characteristics of any guarantors of our ARS.

        We routinely evaluate our available for sale investments (currently, such investments are carried only at our captive insurance companies) to determine if they have been impaired and we expect to do so regularly. If the book or carrying value of an investment is less than its estimated fair value and that that situation is expected to continue for a more than temporary period, we record an "other than temporary" loss in our consolidated statement of operations. We determine the estimated fair value of our available for sale investments by reviewing the current market prices of the securities, the ratings of the securities, the financial condition, our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment and various other factors which we determine may be relevant to each security. In evaluating the factors described above for available for sale investments, we presume a decline in value to be "other than temporary" if the quoted market price of the security is below the investment's cost basis for an extended period. However, the presumption may be overcome if there is persuasive evidence indicating the decline is temporary in nature, such as if the operating performance is strong, dividends are still being paid, or the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above such if there is a plan to sell the security in the near term and the fair value is below our cost basis.

        Beginning in the fourth quarter of 2008, we evaluate our put right enabling us to sell our ARS at par value to UBS between June 2010 and June 2012. If there is an indication that the carrying value of our put right is less than its estimated fair value, we would record a loss in our consolidated statement of operations. We determine the estimated fair value of our put right by reviewing the ratings of UBS financial obligations and various other indications of UBS' credit qualities. The put right is recorded at estimated fair value under the Financial Accounting Standards Board's, or FASB, No. 159, "The Fair Value Option of Financial Assets and Financial Liabilities", or SFAS 159. We calculated this value based on the difference between the fair value for the ARS and the par value of the ARS, which is the amount we expect to receive from UBS beginning June 2010. This value was adjusted for our estimate of a factor representing UBS' counter party risks based on comparable credit default swaps for UBS as of December 31, 2008.

        At one of our communities, we offer continuing care contracts under which residents may pay admission fees in exchange for reduced charges during their occupancy. These fees may be refundable or non-refundable, or partially refundable and partially non-refundable. We record these fees as obligations on our balance sheet and amortize the non-refundable amounts into revenue over the actuarially determined remaining lives of the individual residents which are the expected periods of occupancy. Actuarially determined remaining lives are estimates based upon general demographic samplings and averages. Our decision to amortize the non-refundable fees over actuarially determined lives is based upon our estimates that these residents will remain at our facilities for that period. The actual remaining lives and the actual period of occupancy of the individual residents who pay the non-refundable fees may differ materially from these estimates. In the future, if we find that such differences are material, we may change the actuarial tables which we use and we may change our estimates that these residents will remain at our facilities for these periods; these changes could have a material impact upon our financial statements.

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

        Some of our judgments and estimates are based upon published industry statistics and in some cases third party professionals. Any errors in our estimates or judgments could have a material effect on our financial statements.

        In the future we may need to revise the judgments, estimates and assessments we use to formulate our critical accounting policies to incorporate information which is not now known. We cannot predict the effect changes to the premises underlying our critical accounting policies may have on our future results of operations, although such changes could be material and adverse.

Recently Announced Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations", or SFAS 141(R), a replacement of FASB Statement No. 141," which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the business being acquired. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also follow the provisions of SFAS No. 141(R). Early adoption of the provisions of SFAS No. 141(R) is not permitted. We evaluated the effect of the adoption of SFAS 141(R) and have concluded that the effect on our financial position and results of operations will be, at a minimum, that we are no longer able to capitalize transaction costs for acquisitions.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", or FSP 14-1. FSP 14-1 requires an issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument in a manner that is intended to reflect the issuer's nonconvertible debt borrowing rate. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and did not permit earlier application. We evaluated the effect of the adoption of FSP 14-1 and have concluded that it has no effect on our financial position or results of operation as our existing convertible instruments do not meet this criteria.

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

        Deflation would likely have a negative impact upon us. A large component of our expenses consists of our fixed minimum rental obligations to Senior Housing and HCPI. Accordingly we believe that a general decline in price levels which could cause our charges to residents to decline would likely not be fully offset by a decline in our expenses.

Seasonality

        Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, nursing home and assisted living residents are sometimes discharged to join family celebrations and relocations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home and assisted living residents which can result in increased costs or discharges to hospitals. As a result of these factors, nursing home and assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flow to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2007. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

        Changes in market interest rates also affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. For example: based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10%, the market value of our $138.9 million fixed rate mortgage debt and Notes outstanding on December 31, 2008 would decline by about $4.9 million; and, similarly, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $138.9 million fixed rate mortgage debt and Notes outstanding on December 31, 2008, would increase by about $5.3 million

        Our revolving line of credit bears interest at floating rates and matures in May 2010. As of December 31, 2008 and February 27, 2009, no amounts were outstanding under this credit facility. We borrow in U.S. dollars and borrowings under our revolving credit facility require annual interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar based short term, interest rates, specifically LIBOR. A change in interest rates would not affect the value of any outstanding floating rate debt but would affect our operating results. For example, if the maximum amount of $40.0 million were drawn under our credit facility and interest rates increased or decreased by 1% per annum, our interest expense would increase or decrease by $400,000 per year, or $0.01 per share, based on currently outstanding common shares. If interest rates were to change gradually over time, the impact would occur over time.

        In November 2008, we entered into a non-recourse credit facility with UBS secured by our investments in ARS. As of December 31, 2008 and February 27, 2009, $21.9 million and $37.7 million were outstanding under this credit facility. We borrow in U.S. dollars and interest payments under our non-recourse credit facility will vary depending on the interest payable on the ARS, but will not exceed LIBOR plus 50 basis points. A change in interest rates would not affect the value of any outstanding floating rate debt but would affect our operating results. If interest rates were to increase or decrease by 1% and the amount outstanding under this credit facility remained unchanged from the amount outstanding on December 31, 2008 our interest expense would increase or decrease by $219,000 or about $0.01 per share based upon our number of shares outstanding on December 31, 2008. The amount of money we may borrow under this UBS credit facility depends upon the market value of our ARS. Because our ARS are income securities, it is likely that the market value of our ARS will be affected by changes in interest rates; as interest rates increase the market value of our ARS might decline, and as interest rate decrease the market value on our ARS should increase. However, there are other factors which might impact the market value of our ARS, such as supply and demand and liquidity, such that we do not believe the impact of interest rate changes upon the value of our ARS and our borrowing capacity under the UBS credit facility can be precisely determined.

        Our exposure to fluctuations in interest rates may increase in the future if we incur additional debt to fund acquisitions or otherwise.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2008 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information

Affiliates Insurance Company

        On February 27, 2009, we entered into a shareholders agreement, or the Shareholders Agreement, with Affiliates Insurance Company, a company being formed and licensed as an insurance company in the State of Indiana, or AIC, Senior Housing, TravelCenters of America, or TA, HRPT Properties Trust, or HRPT, Hospitality Properties Trust, or HPT, and RMR. With respect to AIC, we refer to ourselves, RMR, Senior Housing, TA, HRPT and HPT, collectively, as the Shareholders.

        Pursuant to the Shareholders Agreement, each of the Shareholders has purchased from AIC 100 shares of common stock, par value of $10.00 per share, of AIC, or the Shares, at a purchase price of $250.00 per Share and has committed to purchase from AIC an additional 19,900 Shares (such additional share purchase, we refer to as the "Second Subscription") within five business days of a request from AIC at the same purchase price per Share. The Shareholders comprise all the shareholders of AIC and each Shareholder currently owns approximately 16.67% of the outstanding Shares.

        AIC has been formed to provide insurance and risk management services to the Shareholders and their subsidiaries.

Board Representation

        The Shareholders Agreement provides that for so long as a Shareholder (other than RMR) owns not less than 10% of the issued and outstanding Shares, such Shareholder has the right to designate two directors for election to the board of directors of AIC and that so long as RMR owns not less than 10% of the issued and outstanding Shares, RMR has the right to designate three directors for election to the board of directors of AIC, including one director who is a resident of Indiana. The board of directors of AIC is currently composed of 13 directors.

Transfer Restrictions, Preemptive Rights and Call Options

        Subject to certain exceptions, the Shareholders Agreement prohibits the Shareholders from transferring Shares. Under the Shareholders Agreement, the Shareholders have rights to participate in future securities offerings by AIC in proportion to their Share ownership.

        In addition, under the Shareholders Agreement, if a Shareholder undergoes a change of control (as defined in the Shareholders Agreement), AIC will have, for a specified period of time, a right to repurchase the securities of AIC owned by that Shareholder. Any AIC securities not acquired by AIC may, for a specified period of time, be purchased by the Shareholders which did not undergo a change of control in proportion to their Share ownership.

Special Shareholder Approval Requirements

        The Shareholders Agreement prohibits AIC from taking certain actions unless Shareholders owning 75% of the Shares owned by all Shareholders approve of such action in advance. Those actions include:

          (a)   any amendment to the articles of incorporation or bylaws of AIC;

          (b)   any merger of AIC;

          (c)   the sale of all or substantially all of AIC's assets;

          (d)   any reorganization or recapitalization of AIC; or

          (e)   any liquidation or dissolution of AIC.

Regulatory Matters

        The Shareholders Agreement requires AIC to comply in all material respects with applicable laws governing its business and operations. In addition, if by virtue of a Shareholder's ownership interest in AIC or actions taken by a Shareholder affecting AIC, the Shareholder triggers the application of any requirement or regulation on AIC or any subsidiary of AIC or any of their respective businesses, assets or operations, then the Shareholders Agreement generally requires that Shareholder to promptly take all actions necessary and fully cooperate with AIC to ensure that such requirements and regulations are satisfied without restricting, imposing additional obligations on or in any way limiting the business, assets, operations or prospects of AIC or any subsidiary of AIC. Also, the Shareholders Agreement requires each Shareholder to use best efforts to cause its shareholders, directors (or analogous position), nominees for director (or analogous position), officers, employees and agents to comply with any applicable laws impacting AIC or any of its subsidiaries or their respective businesses, assets or operations.

Termination

        The Shareholders Agreement may be terminated at any time by Shareholders owning at least 75% of the issued and outstanding Shares owned by all Shareholders or upon the dissolution of AIC.

        The foregoing description of the Shareholders Agreement is not complete and is qualified in its entirety by reference to the full text of the Shareholders Agreement, a copy of which is attached as Exhibit 10.33 to this Annual Report on Form 10-K. The Shareholders Agreement is incorporated herein by reference in its entirety.

        In furtherance of AIC's business and operations, AIC also intends to enter a management and administrative services agreement with RMR pursuant to which RMR will provide AIC certain management and administrative services and, as soon as practicable following the receipt by AIC of the amounts for the Second Subscription from the Shareholders, an investment advisory agreement with RMR Advisors, Inc., or Advisors, who is affiliated with RMR, pursuant to which Advisors will act as AIC's investment adviser.

        We became a publicly owned company as a result of a spin off from Senior Housing on December 31, 2001, and we continue to have relationships with Senior Housing, including the lease arrangements with Senior Housing discussed elsewhere in this Annual Report on Form 10-K. Senior Housing is our largest landlord. RMR provides management services to us. Please see elsewhere in this Annual Report on Form 10-K for a further description of our relationships with Senior Housing and RMR and our definitive proxy statement for the 2008 annual meeting of shareholders, which will be filed with the SEC not later than 120 days after the end of our fiscal year. In addition, RMR also provides management services to Senior Housing, HPT, HRPT and TA and we understand that those entities also have certain relationships with each other, such as lease arrangements for properties. We understand that further information regarding those relationships is provided in the applicable Shareholders' periodic reports filed with the SEC.

Amendment to our Bylaws

        On February 27, 2009, our board of directors adopted an amendment to our bylaws, effective that same day. The amendment revised the advance notice procedures under our bylaws to require that a shareholder seeking to nominate any person for election as director or propose other business for consideration at an applicable meeting of our shareholders must have continuously held at least $2,000 in market value, or 1%, of our shares entitled to vote at the meeting on the election or the proposal of other business, as the case may be, for at least one year from the date the shareholder gives its advance notice and continuously hold those shares through and including the time of the meeting. The amendment provides that this requirement will not apply until April 1, 2010 with respect to a shareholder who continuously holds from and after April 1, 2009 shares entitled to vote at the meeting on such election or proposal of other business, as the case may be. For purposes of determining compliance with the $2,000 market value requirement, the amendment provides that the market value of our shares held by the applicable shareholder shall be determined by multiplying the number of shares such shareholder held continuously for that one year period by the highest selling price of our shares as reported on the principal national securities exchange on which our shares are listed for trading during the 60 calendar days before the date the shareholder's notice was submitted. The amendment also revised the advance notice procedures under our bylaws to require a shareholder seeking to nominate any person for election as director or propose other business for consideration at an applicable meeting of our shareholders to hold a certificate for all our shares owned by such shareholder during all times described with regard to a shareholder's qualifications for validly submitting a notice to nominate any person for election as director or propose other business for consideration at an applicable meeting of our shareholders, including the time periods referred to above. The amendment also applied the foregoing requirements to the process for shareholders seeking to have a special meeting of our shareholders called. The amendment also included certain other conforming changes.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        We have a code of business conduct and ethics that applies to all our representatives, including our officers and directors. Our code of business conduct and ethics is posted on our website, www.fivestarqualitycare.com. A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, MA 02458. We intend to disclose any amendments to our code of business conduct and ethics or waivers applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        We may grant options and common shares to our officers, directors, employees and other individuals who render services to us, subject to vesting requirements under our 2001 Stock Option and Stock Incentive Plan, as amended, or the Plan. In addition, each of our directors receives 5,250 shares per year as part of his or her annual compensation for serving as a director and such shares may be awarded under the Plan. The terms of grants made under the Plan are determined by our board of directors or a committee thereof at the time of the grant. The following table is as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	2,122,030	(1)
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	2,122,030

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

Exhibits

Exhibit No.	Description
3.1	Composite copy of Articles of Amendment and Restatement of the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 2006.)
3.2	Amended and Restated Bylaws of the Company, as amended and restated February 27, 2009. (Filed herewith.)
3.3	Amended and Restated Bylaws of the Company, as amended and restated February 27, 2009 (marked). (Filed herewith.)
3.4	Articles Supplementary, as corrected by Certificate of Correction dated as of March 19, 2004. (Incorporated by reference to the Company's Form 8-A dated March 19, 2004 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
4.2	Rights Agreement, dated as of March 10, 2004, by and between the Company and Equiserve Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004.)
4.3	Appointment of Successor Rights Agent, dated as of December 13, 2004, by and between the Company and Wells Fargo Bank, National Association, a national banking association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004.)
4.4	Indenture related to 3.75% Convertible Senior Notes due 2026, dated as of October 18, 2006, by and among the Company, each of the guarantors named therein and U.S. Bank National Association, as Trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 24, 2006.)

Exhibit No.		Description
10.1		Transaction Agreement, dated as of December 7, 2001, by and among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust party thereto, the Company, certain subsidiaries of the Company party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC. (Incorporated by reference to Senior Housing Properties Trust's Current Report on Form 8-K dated December 13, 2001.)
10.2	†	2001 Stock Option and Stock Incentive Plan of the Company, as amended. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 25, 2006.)
10.3	†	Form of Restricted Share Agreement. (Filed herewith.)
10.4	†	Representative Indemnification Agreement. (Filed herewith.)
10.5	†	Summary of Director Compensation. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 20, 2008.)
10.6		Shared Services Agreement, dated as of January 2, 2002, by and between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-83648, as amended on December 5, 2001.)
10.7		Amendment No. 1 to Shared Services Agreement, dated as of January 14, 2002, by and between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-83648.)
10.8		Amendment No. 2 to Shared Services Agreement, dated as of March 10, 2004, by and between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004.)
10.9		Amendment No. 3 to Shared Services Agreement, dated as of May 12, 2008, by and between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.10		Mortgage, dated as of April 19, 2004, between Five Star Quality Care-Howell, LLC and Love Funding Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
10.11		Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company as Tenant (with respect to 16 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
10.12		Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein (with respect to 16 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
10.13		Credit and Security Agreement, dated as of May 9, 2005, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2005.)
10.14		First Amendment to Credit and Security Agreement, dated as of July 22, 2005, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 2005.)
10.15		Second Amendment to Credit and Security Agreement, dated as of August 15, 2005, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 2005.)

Exhibit No.		Description
10.16		Third Amendment to Credit and Security Agreement, dated as of July 11, 2006, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 17, 2006.)
10.17		Fourth Amendment to Credit and Security Agreement, dated as of October 11, 2006, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 11, 2006.)
10.18		Fifth Amendment to Credit and Security Agreement, dated as of June 18, 2007, by and among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 20, 2007.)
10.19	†	Consulting Agreement dated May 1, 2008 between the Company and Evrett W. Benton. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 7, 2008.)
10.20		Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
10.21		Amended and Restated Guaranty Agreement (Lease No. 1), dated as of June 30, 2008, made by the Company, as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
10.22		Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
10.23		Amended and Restated Guaranty Agreement (Lease No. 2), dated as of June 30, 2008, made by the Company, as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
10.24		Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
10.25		First Amendment to Amended and Restated Master Lease Agreement (Lease No. 3), dated as of August 1, 2008, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.26		Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 3), dated as of September 1, 2008, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

Exhibit No.	Description
10.27	Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 3), dated as of November 1, 2008, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
10.28	Amended and Restated Guaranty Agreement (Lease No. 3), dated as of June 30, 2008, made by the Company, as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
10.29	Purchase and Sale Agreement, dated as of October 10, 2008, by and among the Company, Anderson Senior Living Property, LLC, Mt. Pleasant Oakdale I Property, LLC, Mt. Pleasant Oakdale II Property, LLC, Charlotte Oakdale Property, LLC, Greensboro Oakdale Property, LLC, Pinehurst Oakdale Property, LLC, and Winston-Salem Oakdale Property, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
10.30	Credit Line Account Application and Agreement for Organizations and Businesses between Five Star Quality Care, Inc. and UBS Credit Corp., dated as of November 14, 2008. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 20, 2008.)
10.31	Addendum to Credit Line Account Application and Agreement between UBS Credit Corp. and Five Star Quality Care, Inc., dated as of November 14, 2008. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 20, 2008.)
10.32	Addendum to Premier Credit Line Account Application and Agreement between UBS Credit Corp. and Five Star Quality Care, Inc., dated as of November 14, 2008. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 20, 2008.)
10.33	Shareholders Agreement, dated February 27, 2009, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, HRPT Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC and Reit Management & Research LLC. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
99.1	Reimbursement Agreement, dated as of October 17, 2008, by and among the Company, Reit Management & Research LLC and TravelCenters of America LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
99.2	Lease Agreement, dated as of November 19, 2004, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant (with respect to 4 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

Exhibit No.	Description
99.3	Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein (with respect to 4 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
99.4	Amended and Restated Pledge of Shares of Beneficial Interest Agreement (Tenant Pledge—Lease No.1 and Lease No. 3), dated as of June 30, 2008, made by FSQ, Inc. for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant, and for the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
99.5	Amended and Restated Security Agreement (Lease No. 1), dated as of June 30, 2008, by and among Five Star Quality Care Trust, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
99.6	Amended and Restated Subtenant Guaranty Agreement (Lease No. 1), dated as of June 30, 2008, made by certain affiliates of the Company, each a Subtenant Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 1), dated June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
99.7	Amended and Restated Subtenant Security Agreement (Lease No. 1), dated as of June 30, 2008, made by certain affiliates of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
99.8	Amended and Restated Pledge of Stock and Membership Interests Agreement (Subtenant Pledge—Lease No. 1 and Lease No. 3), dated as of June 30, 2008, made by certain subsidiaries of the Company for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)
99.9	Amended and Restated Pledge of Stock and Membership Interests Agreement (Subtenant Pledge—Lease No. 1), dated as of June 30, 2008, made by certain subsidiaries of the Company for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)
99.10	Amended and Restated Pledge of Shares of Beneficial Interest Agreement (Lease No. 2), dated as of June 30, 2008, made by FSQ, Inc. and FS Tenant Holding Company Trust for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)

Exhibit No.	Description
99.11	Amended and Restated Security Agreement (Lease No. 2), dated as of June 30, 2008, made by certain affiliates of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
99.12	Subtenant Guaranty Agreement (Lease No. 2), dated as of June 30, 2008, made by certain affiliates of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
99.13	Amended and Restated Subtenant Security Agreement (Lease No. 2), dated as of June 30, 2008, made by certain affiliates of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
99.14	Amended and Restated Pledge of Shares of Beneficial Interests Agreement (Subtenant Pledge—Lease No. 2), dated as of June 30, 2008, made by FS Tenant Holding Company Trust for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)
99.15	Amended and Restated Security Agreement (Lease No. 3), dated as of June 30, 2008, by and between Five Star Quality Care Trust and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
99.16	Amended and Restated Subtenant Guaranty Agreement (Lease No. 3), dated as of June 30, 2008, made by certain affiliates of the Company, each a Subtenant Guarantor, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
99.17	Amended and Restated Subtenant Security Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain subsidiaries of the Company and certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)
99.18	Amended and Restated Pledge of Stock and Membership Interests Agreement (Subtenant Pledge—Lease No. 3), dated as of June 30, 2008, made by certain subsidiaries of the Company for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)
99.19	Confirmation of and Joinder to Guarantees and Confirmation and Amendment of and Joinder to Other Incidental Documents, dated as of August 1, 2008, by and among the Company, certain affiliates of the Company, and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

Exhibit No.	Description
99.20	Confirmation of and Joinder to Guarantees and Confirmation and Amendment of and Joinder to Other Incidental Documents, dated as of November 1, 2008, by and among the Company, certain affiliates of the Company, and certain affiliates of Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
99.21	Amended and Restated Master Lease Agreement (Lease No. 4), dated as of July 1, 2008, by and between SNH NS Properties Trust, as Landlord, and Five Star Quality Care—NS Tenant, LLC, as Tenant. (Filed herewith.)
99.22	Amended and Restated Guaranty Agreement, dated as of July 1, 2008, made by the Company for the benefit of SNH NS Properties Trust. (Filed herewith.)
99.23	Pledge of Tenant's Company Interests Agreement, dated as of July 1, 2008, made by FSQ, Inc. for the benefit of SNH NS Properties Trust. (Filed herewith.)
99.24	Tenant Security Agreement, dated as of July 1, 2008, by and between Five Star Quality Care—NS Tenant, LLC and SNH NS Properties Trust. (Filed herewith.)
99.25	Subtenant Guaranty Agreement, dated as of July 1, 2008, from certain subsidiaries of the Company for the benefit of SNH NS Properties Trust. (Filed herewith.)
99.26	Pledge of Subtenants' Company Interests Agreement, dated as of July 1, 2008, made by certain subsidiaries of the Company for the benefit of SNH NS Properties Trust. (Filed herewith.)
99.27	Subtenant Security Agreement, dated as of July 1, 2008, by and between certain subsidiaries of the Company and SNH NS Properties Trust. (Filed herewith.)
99.28	Master Lease Agreement, dated as of September 1, 2008, by and among certain subsidiaries of the Senior Housing Properties Trust, as Landlord, and Five Star Quality Care-RMI, LLC, as Tenant. (Filed herewith.)
99.29	Guaranty Agreement, dated as of September 1, 2008, made by the Company for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)

†
Indicates a management contract or a compensatory plan, contract or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited the accompanying consolidated balance sheet of Five Star Quality Care, Inc., as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Boston, Massachusetts February 24, 2009

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Five Star Quality Care, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Five Star Quality Care Inc.'s Annual Report on Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Five Star Quality Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Five Star Quality Care, Inc. and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 24, 2009

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,138	$30,999
Accounts receivable, net of allowance of $6,292 and $4,836 at December 31, 2008 and 2007, respectively	66,023	58,803
Prepaid expenses	8,058	9,041
Investment securities:
Investment in trading securities	—	61,800
Investment in available for sale securities	7,232	7,455
Restricted cash	4,943	3,655
Restricted investments	2,575	3,946
Other current assets	7,907	7,140
Assets of discontinued operations	1,385	3,178

Total current assets	114,261	186,017

Property and equipment, net	190,627	131,705
Investment in trading securities	62,866	—
UBS put right	11,081	—
Restricted cash	6,279	2,568
Restricted investments	7,089	10,375
Goodwill and other intangible assets	15,752	21,877
Other long term assets	4,683	7,912

	$412,638	$360,454

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,443	$19,135
Accrued expenses	18,460	15,222
Accrued compensation and benefits	36,560	30,103
Due to Senior Housing Properties Trust	14,908	11,242
Mortgage notes payable	149	200
Accrued real estate taxes	9,304	7,352
Security deposit liability	12,521	13,361
Other current liabilities	8,531	7,229
Liabilities of discontinued operations	263	219

Total current liabilities	129,139	104,063

Long term liabilities:
Mortgage notes payable	12,441	15,810
Secured revolving credit facility	21,875	—
Convertible senior notes	126,500	126,500
Continuing care contracts	3,183	3,159
Other long term liabilities	34,161	24,100

Total long term liabilities	198,160	169,569

Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.01: 1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 50,000,000 shares authorized, 32,205,604 and 31,818,144 shares issued and outstanding at December 31, 2008 and 2007, respectively	322	318
Additional paid-in capital	287,204	286,734
Accumulated deficit	(200,605)	(196,109)
Unrealized loss on investments in available for sale securities	(1,582)	(4,121)

Total shareholders' equity	85,339	86,822

	$412,638	$360,454

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2008	2007	2006
Revenues:
Senior living revenue	$935,393	$809,934	$744,897
Hospital revenue	98,428	102,005	25,494
Pharmacy revenue	70,379	60,985	45,195

Total revenues	1,104,200	972,924	815,586

Operating expenses:
Senior living wages and benefits	467,068	410,447	382,093
Other senior living operating expenses	235,603	202,194	186,396
Hospital expenses	91,185	92,449	22,954
Pharmacy expenses	69,535	58,012	44,579
Management fee to Sunrise Senior Living Services, Inc. ("SLS")	—	—	8,744
Termination expense for SLS management agreements	—	—	129,913
Rent expense	159,707	129,190	109,256
General and administrative	47,829	43,373	33,829
Depreciation and amortization	14,719	13,595	9,851

Total operating expenses	1,085,646	949,260	927,615

Operating income (loss)	18,554	23,664	(112,029)
Interest and other income	5,915	6,152	6,806
Interest and other expense	(6,337)	(6,802)	(4,364)
Unrealized loss on investments in trading securities	(11,967)	—	—
Unrealized gain on receipt of UBS put right	11,081	—	—
Impairment of investments in available for sale securities	(8,404)	—	—
Impairment of long lived assets	(1,837)	—	—
Impairment of goodwill	(5,930)	—	—
Gain on early extinguishment of debt	743	4,491	—

Income (loss) from continuing operations before income taxes	1,818	27,505	(109,587)
Provision for income taxes	(1,392)	(1,410)	—

Income (loss) from continuing operations	426	26,095	(109,587)
Loss from discontinued operations	(4,922)	(2,769)	(7,078)

Net income (loss)	$(4,496)	$23,326	$(116,665)

Weighted average shares outstanding—basic	31,872	31,710	28,605

Weighted average shares outstanding—diluted	31,872	41,441	28,605

Basic income (loss) per share from:
Continuing operations	$0.01	$0.82	$(3.83)
Discontinued operations	(0.15)	(0.08)	(0.25)

Net income (loss) per share	$(0.14)	$0.74	$(4.08)

Diluted income (loss) per share from:
Continuing operations	$0.01	$0.75	$(3.83)
Discontinued operations	(0.15)	(0.07)	(0.25)

Net income (loss) per share	$(0.14)	$0.68	$(4.08)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain (Loss) on Investments	Total
Balance at December 31, 2005	20,060,934	201	171,552	(102,770)	(179)	68,804
Comprehensive income:
Net loss	—	—	—	(116,665)	—	(116,665)
Unrealized gain on investments in available for sale securities	—	—	—	—	384	384

Total comprehensive income	—	—	—	(116,665)	384	(116,281)
Stock grants	121,200	1	1,276	—	—	1,277
Issuance of stock, pursuant to equity offering	11,500,000	114	113,516	—	—	113,630

Balance at December 31, 2006	31,682,134	316	286,344	(219,435)	205	67,430
Comprehensive income:
Net income	—	—	—	23,326	—	23,326
Unrealized loss on investments in available for sale securities	—	—	—	—	(4,326)	(4,326)

Total comprehensive income	—	—	—	23,326	(4,326)	19,000
Stock grants	136,010	2	390	—	—	392

Balance at December 31, 2007	31,818,144	$318	$286,734	$(196,109)	$(4,121)	$86,822

Comprehensive income:
Net loss	—	—	—	(4,496)	—	(4,496)
Unrealized loss on investments in available for sale securities	—	—	—	—	(5,865)	(5,865)
Other than temporary impairment on investments	—	—	—	—	8,404	8,404

Total comprehensive income	—	—	—	(4,496)	2,539	(1,957)
Stock grants	387,460	4	470	—	—	474

Balance at December 31, 2008	32,205,604	$322	$287,204	$(200,605)	$(1,582)	$85,339

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(4,496)	$23,326	$(116,665)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	14,719	13,595	9,851
Gain on extinguishment of debt	(743)	(4,491)	—
Unrealized loss on investments in trading securities	11,967	—	—
Impairment of investments in available for sale securities	8,404	—	—
Impairment of goodwill	5,930	—	—
Impairment of long lived assets	1,837	—	—
Unrealized gain on receipt of UBS put right	(11,081)	—	—
Loss from discontinued operations	4,922	2,769	7,078
Provision for losses on receivables, net	1,456	(169)	(1,119)
Changes in assets and liabilities:
Accounts receivable	(8,385)	9,157	(20,232)
Prepaid expenses and other assets	4,293	15,751	(16,334)
Investment securities	(12,810)	(18,821)	(49,802)
Accounts payable and accrued expenses	9,249	(1,988)	11,142
Accrued compensation and benefits	5,964	5,600	2,256
Due to Senior Housing Properties Trust	3,666	1,254	1,329
Due from SLS	—	—	(7,185)
Other current and long term liabilities	11,172	(1,673)	5,159

Cash provided by (used in) operating activities	46,064	44,310	(174,522)

Net cash used in discontinued operations	(1,273)	(5,728)	(7,078)

Cash flows from investing activities:
Payments (deposits) into restricted cash and investment accounts, net	(5,733)	760	(926)
Acquisition of property and equipment	(80,822)	(73,423)	(51,134)
Acquisition of pharmacies, net of cash acquired	—	—	(5,968)
Acquisition of senior living communities	(61,715)	—	—
Proceeds from disposition of property and equipment held for sale	69,420	47,668	23,729
Withdrawals from restricted cash for purchases of property and equipment	—	—	4,531

Cash used in investing activities	(78,850)	(24,995)	(29,768)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	—	115,291
Proceeds from borrowings on credit facility	38,875	—	38,000
Repayments of borrowings on revolving credit facility	(17,000)	—	(38,000)
Proceeds from convertible senior notes payable	—	—	126,500
Repayments of mortgage notes payable	(2,677)	(28,829)	(558)

Cash provided by (used in) financing activities	19,198	(28,829)	241,233

Change in cash and cash equivalents	(14,861)	(15,242)	29,865
Cash and cash equivalents at beginning of year	30,999	46,241	16,376

Cash and cash equivalents at end of year	$16,138	$30,999	$46,241

Supplemental cash flow information:
Cash paid for interest	$3,323	$5,852	$2,702
Cash paid for income tax	$2,337	$1,039	$502
Non-cash investing and financing activities:
Issuance of common stock	$474	$392	$1,277
Real estate acquisition	$—	$5,025	$—
Assumption of mortgage note payable	$—	$4,559	$—

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

        For the three months and year ended December 31, 2008, we recorded $1,798 and $46,064, respectively, of cash from continuing operations. At year end, we had unrestricted cash and cash equivalents of $16,138. We had no amounts outstanding on our $40,000 revolving line of credit and $21,875 outstanding on $38,000 available under our line with UBS AG, or UBS. We believe that our operations will continue to provide us with adequate cash flow to run our businesses and invest in and maintain our properties. If, however, our revenues continue to decline and we are unable to generate positive cash flow for some period of time, we intend to further reduce costs across the Company and to borrow funds from our outstanding lines of credit.

        We operate senior living communities, including independent living or congregate care communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2008, we leased or owned and operated 210 senior living communities containing 22,264 living units, including 161 primarily independent and assisted living communities with 17,854 living units and 49 SNFs with 4,410 units.

        Of our 161 primarily independent and assisted living communities, we:

  •
  leased 134 communities containing 15,679 living units from Senior Housing, our former parent;

  •
  leased four communities with 200 living units from Health Care Property Investors, or HCPI; and

  •
  owned 23 communities with 1,975 living units.

        Of our 49 SNFs, we:

  •
  leased 47 facilities from Senior Housing with 4,139 units; and

  •
  owned two facilities with 271 units.

        In the aggregate, our 210 communities included 6,304 independent living apartments, 9,682 assisted living suites and 6,278 skilled nursing units. Included in the above counts are two assisted living communities containing 173 living units which have been reclassified to discontinued operations.

        We also own and operate institutional pharmacies and we operate two rehabilitation hospitals with 321 beds that we lease from Senior Housing. Our two rehabilitation hospitals provide inpatient services at the two hospitals and three satellite locations. In addition we operate 15 outpatient clinics affiliated with these two hospitals.

2. Summary of Significant Accounting Policies

        Basis of Presentation.    The accompanying consolidated financial statements include our accounts and those of all of our subsidiaries. All intercompany transactions have been eliminated.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Use of Estimates.    Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Some significant estimates include the fair value of our investments in securities that are not actively traded on a major exchange, the value of our put right, our self insurance reserves and the allowance for doubtful accounts and contractual allowances. The actual results could differ from our estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the consolidated financial statements in the period that they are determined.

        Cash and Cash Equivalents.    Cash and cash equivalents, consisting of money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

        Investment Securities and Restricted Investments.    Investments securities that are held principally for resale in the near term are classified as "trading" and are carried at fair value with changes in fair value recorded in earnings. Trading investments at December 31, 2008 and 2007 consisted entirely of auction rate securities, or ARS. Interest and dividends are included in interest and other income. In 2008 and 2007, our investments in trading securities generated interest income of $2,693 and $3,634, respectively.

        Securities not classified as "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity and "other than temporary" losses recorded in our consolidated statement of operations. Available for sale investments at December 31, 2008 and 2007 consisted primarily of preferred securities. At December 31, 2008, these investments had a fair value of $7,232 and an unrealized holding loss of $492. At December 31, 2007, these investments had a fair value of $7,455, and an unrealized holding loss of $1,501.

        Our restricted investments consist of preferred securities and are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The unrealized loss on investments shown on the consolidated balance sheet represents the difference between the market value of these investments calculated by using quoted market prices on the date they were acquired and on December 31, 2008. At December 31, 2008, these investments had a fair value of $9,664 and an unrealized loss of $1,090. At December 31, 2007, these investments had a fair value of $14,321, and an unrealized loss of $2,620.

        The following table summarizes the fair value and gross unrealized losses related to our "available for sale" securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ending:

	December 31, 2008
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$1,593	$207	$6,749	$1,375	$8,342	$1,582

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

	December 31, 2007
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$16,251	$3,240	$4,113	$803	$20,364	$4,043

        We routinely evaluate our available for sale investments to determine if they have been impaired. If the book or carrying value of an investment is less than its estimated fair value and that situation is expected to continue for a more than a temporary period, we will remove the unrealized holding loss from equity and record an "other than temporary" loss in our consolidated statement of operations. We determine the estimated fair value of our available for sale investments by reviewing the current market price; the ratings of the security; the financial condition; and our intent and ability to retain the investment for a sufficient period to allow for recovery in the market value of the investment. In evaluating the factors described above for available for sale investments, we presume a decline in value to be "other than temporary" if the quoted market price of the security is below the investment's cost basis for an extended period. However, the presumption may be overcome if there is persuasive evidence indicating the decline is temporary in nature, such as if the operating performance is strong; dividends are still being paid; or the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such if there is a plan to sell the security in the near term and the fair value is below our cost basis. We recorded a charge of $8,404 for an "other than temporary" impairment in the value of these securities for the year ended December 31, 2008.

        Restricted Cash.    Restricted cash as of December 31, 2008 and 2007 includes cash that we deposited as security for obligations arising from our self insurance programs and other amounts for which we are required to establish escrows, including: Florida regulatory requirements; real estate taxes and capital expenditures as required by our mortgages; resident security deposits; and other regulatory requirements.

	2008		2007
	Current	Long term	Current	Long term
Insurance reserves	$2,093	$5,761	$780	$2,050
Florida regulatory requirements	—	518	—	518
Real estate taxes and capital expenditures as required by our mortgages	1,251	—	1,375	—
Resident security deposits	1,599	—	1,500	—

Total	$4,943	$6,279	$3,655	$2,568

        Accounts Receivable and Allowance for Doubtful Accounts.    We record accounts receivable at their estimated net realizable value. We estimate allowances for uncollectible amounts and contractual allowances for our rehabilitation hospitals based upon factors which include, but are not limited to: the age of the receivable and the terms of the agreements; the residents', patients' or third party payors' stated intent to pay; their financial capacity to pay; and other factors which may include likelihood and

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

cost of litigation. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material.

        During 2008, 2007 and 2006, we increased our allowance of, and charged to expense, doubtful accounts of $6,737, $4,865 and $4,165, respectively, and wrote off accounts receivable of $5,342, $4,994 and $5,284, respectively.

        Included in accounts receivable as of December 31, 2008 and 2007 are amounts due from the Medicare program of $25,433 and $18,910, respectively, and amounts due from various state Medicaid programs of $15,323 and $13,684, respectively.

        Deferred Finance Costs.    We capitalize issuance costs related to borrowings and amortize the deferred costs over the terms of the respective loans. Our unamortized balance of deferred finance costs was $4,404 and $4,685 at December 31, 2008 and 2007, respectively. Accumulated amortization related to deferred finance costs was $634 and $358 at December 31, 2008 and 2007, respectively. At December 31, 2008, the weighted average amortization period remaining is approximately 20 years. The amortization expenses to be incurred during the next five years as of December 31, 2008 are $234 in each of 2009, 2010, 2011, 2012 and 2013.

        Property and Equipment.    Property and equipment is stated at cost. We record depreciation on property and equipment on a straight line basis over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements and up to seven years for personal property. We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected discounted cash flows of properties using standard industry valuation techniques. As a result of this test we reduced the value of property and equipment by $1,837 reported on our balance sheet related to our rehabilitation hospitals as of December 31, 2008.

        Goodwill and Other Intangible Assets.    Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We review goodwill annually, or more frequently if events or changes in circumstances exist, for impairment. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount to fair value.

        We review goodwill annually during our fourth quarter, or more frequently, if events or changes in circumstances exist, for impairment. Factors we consider important to trigger a review for impairment include the following:

  •
  significant underperformance relative to historical or projected operating results;

  •
  significant changes in the manner of our use of acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  significant decline in our stock price for a sustained periods; or

  •
  our market capitalization relative to net book value.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        If our review indicates that the carrying amount of goodwill is impaired, we reduce the carrying amount of goodwill to fair value (see Note 5).

        Self Insurance.    We self insure up to certain limits for workers compensation and professional liability claims. Claims in excess of these limits are insured by third party insurance providers up to contractual limits, over which we are self insured. We fully self insure all health related claims for our covered employees. We accrue the estimated cost of self insured amounts based on projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported incidents and expected changes in premiums for insurance provided by third party insurers whose policies provide for retroactive adjustments. We periodically adjust these estimates based upon our claims experience, recommendations from our professional consultants, changes in market conditions and other factors; such adjustments may be material.

        Continuing Care Contracts.    Residents at one of our communities may enter into continuing care contracts. We offer two forms of continuing care contracts to new residents at this community. One form of contract provides that 10% of the resident admission fee becomes non-refundable upon occupancy, and the remaining 90% becomes non-refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months. The second form of contract provides that 30% of the resident admission fee is non-refundable upon occupancy and 70% is refundable. Three other forms of continuing care contracts are in effect for existing residents but are not offered to new residents. One historical form of contract provides that the resident admission fee is 10% non-refundable upon occupancy and 90% refundable. A second historical form of contract provides that the resident admission fee is 100% refundable. A third historical form of contract provides that the resident admission fee is 1% refundable and 99% non-refundable upon admission. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay refunds of our admission fees when residents relocate from our communities. We report the refundable amount of these admission fees as current liabilities and the nonrefundable amount as deferred revenue, a portion of which is classified as a current liability. The balance of refundable admission fees as of December 31, 2008 and 2007 were $7,525 and $9,486, respectively.

        Convertible Senior Notes.    In October 2006, we issued $126,500 principal amount of Convertible Senior Notes due in 2026, or the Notes, (see Note 10). Holders of these Notes may convert their Notes into shares of our common stock subject to prior maturity, redemption or repurchase. On or after October 20, 2011, we have the option to redeem the Notes at a redemption price equal to 100% of the principal amount of the Notes, plus accrued but unpaid interest. On each of October 15, 2013, 2016 and 2021, Note holders may require that we purchase all or a portion of these Notes at a purchase price in cash equal to 100% of the principal amount of the Notes, plus accrued but unpaid interest. A holder that surrenders the Notes for conversion in connection with a make whole fundamental change that occurs before October 20, 2011 may in certain circumstances be entitled to an increased conversion rate.

        Leases.    On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a capital lease or an operating lease. None of our leases have met any of the criteria to be classified as a capital lease under Statement of Financial Accounting

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

Standards, or SFAS, No. 13, "Accounting for Leases", and, therefore, we have accounted for all of our leases as operating leases.

        Taxes.    We account for income taxes under the provisions of Statement of Financial Accounting Standards, "Accounting for Income Taxes", or SFAS 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized (see Note 6).

        We pay franchise taxes in certain states in which we have operations. We have included franchise taxes in general and administrative and other operating expenses in our consolidated statement of operations.

        Fair Value of Financial Instruments.    Concurrently with the adoption of SFAS 157, we adopted Statement of Financial Accounting Standards No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, or SFAS 159, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. During the fourth quarter of 2008, we elected the fair value option available under SFAS 159 solely for valuing the put right received from UBS related to our investments in ARS.

        Our financial instruments are limited to cash and cash equivalents, trading securities, securities held for sale, accounts receivable, accounts payable, the refundable portion of continuing care contracts, mortgage notes receivable and payable, our put right (See Note 8) and Notes. Except for our Notes, as of December 31, 2008, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2008 and 2007. As of December 31, 2008 and 2007, our carrying value for the Notes is $126,500 and the fair value was $42,884 and $115,684, respectively. We estimate the fair values using market quotes when available, discounted cash flow analysis and current prevailing interest rates.

        Revenue Recognition.    We derive our revenues primarily from services to residents and patients at our senior living communities and hospitals and we record revenues when services are provided. We expect payment from governments or other third party payors for some of our services. We derived approximately 32%, 34% and 33% of our senior living revenues in 2008, 2007 and 2006, respectively, from payments under Medicare and Medicaid programs. For the year ended December 31, 2008 and 2007, we received approximately 63% and 69%, respectively, of our hospital revenues from these programs. Revenues under some of these programs are subject to audit and retroactive adjustment.

        Medicare revenues from SNF operations totaled $137,316, $124,528 and $103,735 during 2008, 2007 and 2006, respectively. Medicaid revenues from SNF and assisted living operations totaled $156,633, $147,104 and $141,661 during 2008, 2007 and 2006, respectively. Medicare and Medicaid revenues from our hospitals were $62,118 and $70,235 for the year ended December 31, 2008 and 2007, respectively. Both the federal government and some of the states in which we operate are considering plans to reduce Medicare and Medicaid funding, or to stop or reduce the projected increases in such funding. The current recession and worsening economic conditions are causing budget shortfalls in many states increasing the likelihood of Medicaid rate reductions, freezes or increases that are

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

insufficient to offset increasing operating costs. We cannot estimate the magnitude of potential Medicaid and Medicare rate reductions but it may be material. Medicaid and Medicare rates reductions or a failure of such programs to increase rates to match our increasing costs, if they occur, may have a negative impact on our revenues, may decrease our net income and may cause us to incur losses.

        Per Common Share Amounts.    We computed earnings (loss) per share, or EPS, for the years ended December 31, 2008, 2007 and 2006, using the weighted average number of shares outstanding during each year. Diluted EPS reflects the potential dilution that could occur if our Notes were converted into our common shares and where such conversion would result in a lower EPS amount.

        Reclassifications.    Reclassifications have been made to the prior years' financial statements to conform to the current year's presentation. Material changes are limited to reclassifying investments and related activity from our captive insurance company to our corporate and other segment. These reclassifications had no effect on net income (loss) or shareholders' equity.

        Recently Issued Accounting Pronouncements.    In December 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations", or SFAS 141(R), a replacement of FASB Statement No. 141, which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the business being acquired. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also follow the provisions of SFAS No. 141(R). Early adoption of the provisions of SFAS No. 141(R) is not permitted. We evaluated the effect of the adoption of SFAS 141(R) and have concluded that the effect on our financial position and results of operations will be, at a minimum, to the extent that we are no longer able to capitalize transaction costs.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", or FSP 14-1. FSP 14-1 requires an issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument in a manner that is intended to reflect the issuer's nonconvertible debt borrowing rate. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and did not permit earlier application. We evaluated the effect of the adoption of FSP 14-1 and have concluded that it has no effect on our financial position or results of operations as our convertible instruments do not meet this criteria.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

3. Property and Equipment

        Property and equipment, at cost, as of December 31, 2008 and 2007, consists of:

	2008	2007
Land	$16,976	$7,196
Buildings and improvements	147,205	99,945
Furniture, fixtures and equipment	63,770	55,660

	227,951	162,801
Accumulated depreciation	(37,324)	(31,096)

	$190,627	$131,705

        As of December 31, 2008 and 2007, we had assets classified as "held for sale" of $11,272 and $25,222, respectively, included in our property and equipment that we intend to sell to Senior Housing as permitted by our leases.

4. Financial Data by Segment

        Our reportable segments consist of our senior living community business and our rehabilitation hospital business. In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and SNFs. Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 15 outpatient clinics. We do not consider our pharmacy operations to be a material, separately reportable segment of our business but we report our pharmacy revenues and expense as separate items within our corporate and other activities. All of our operations and assets are located in the United States, except for our two captive insurance companies which participate in our liability and workers compensation insurance programs and are located in Bermuda and the Cayman Islands.

        We use segment operating profit as an important measure to evaluate our performance and for decision making purposes. Segment operating profit excludes interest and other income; interest and other expense; and certain corporate expenses.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Financial Data by Segment (Continued)

        Our revenues by segments and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations before income taxes for the year ended December 31, 2008 and 2007 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and other(1)	Total
Year ended December 31, 2008
Revenues	$935,393	$98,428	$70,379	$1,104,200
Segment expenses:
Operating expenses	702,671	91,185	69,535	863,391
Rent expense	148,959	10,748	—	159,707
Depreciation and amortization	10,177	943	3,599	14,719

Total segment expenses	861,807	102,876	73,134	1,037,817

Segment operating profit (loss)	73,586	(4,448)	(2,755)	66,383
General and administrative expenses(2)	—	—	(47,829)	(47,829)

Operating income (loss)	73,586	(4,448)	(50,584)	18,554
Interest and other income	898	—	5,017	5,915
Interest and other expense	(1,077)	—	(5,260)	(6,337)
Unrealized loss on investments in trading securities	—	—	(11,967)	(11,967)
Unrealized gain on receipt of UBS put right	—	—	11,081	11,081
Impairment on investments in available for sale securities	—	—	(8,404)	(8,404)
Impairment on goodwill	—	—	(5,930)	(5,930)
Impairment on long lived assets	—	(1,837)	—	(1,837)
Gain on extinguishment of debt	743	—	—	743
Provision for income taxes	—	—	(1,392)	(1,392)

Income (loss) from continuing operations	$74,150	$(6,285)	$(67,439)	$426

Total Assets as of December 31, 2008	$261,922	$17,622	$133,094	$412,638

Long lived assets as of December 31, 2008	$194,660	$1,339	$102,378	$298,377

Year ended December 31, 2007
Revenues	$809,934	$102,005	$60,985	$972,924
Segment expenses:
Operating expenses	612,641	92,449	58,012	763,102
Rent expense	118,902	10,288	—	129,190
Depreciation and amortization	9,386	1,085	3,124	13,595

Total segment expenses	740,929	103,822	61,136	905,887

Segment operating profit (loss)	69,005	(1,817)	(151)	67,037
General and administrative expenses(2)	—	—	(43,373)	(43,373)

Operating income (loss)	69,005	(1,817)	(43,524)	23,664
Interest and other income	206		5,946	6,152
Interest and other expense	(1,454)	—	(5,348)	(6,802)
Gain on extinguishment of debt	4,491	—	—	4,491
Provision for income taxes	—	—	(1,410)	(1,410)

Income (loss) from continuing operations	$72,248	$(1,817)	$(44,336)	$26,095

Total Assets as of December 31, 2007	$209,285	$20,620	$130,549	$360,454

Long lived assets as of December 31, 2007	$137,010	$5,045	$32,382	$174,437

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

5. Goodwill, Other Intangible and Long Lived Assets

        During 2008 and 2007, we recorded $1,039 and $233, respectively, of acquired goodwill related to our senior living community acquisitions (see Note 14) and we wrote off $785 related to the reduction of an unrecognized tax benefit (see Note 6) and $5,930 due to impairment of goodwill at our pharmacies as described below. As of December 31, 2008 and 2007, we had goodwill of $10,973 and $16,659, respectively. As of December 31, 2008 our goodwill related only to our senior living community segment. As of December 31, 2007 our goodwill related to our senior living community and pharmacy segments.

        We evaluate goodwill for impairment by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches, such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow include future revenue growth, gross margins and our weighted average cost of capital. We selected a growth rate based on our view of the growth prospect of each of our segments. If the carrying value of the reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance.

        In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS 142, we use a two step process to assess the carrying value of our goodwill for possible impairment at each of our reporting units which we determined to be the three segments we operate. The first step determines impairment. Goodwill is considered impaired if the carrying value of a reporting unit exceeds its estimated fair value. Upon an indication of impairment, a second step is performed to determine the amount of the impairment. To estimate the fair value of our reporting units we utilized a combination of income and market approaches. The income approach employed a discounted cash flow methodology using assumptions for forecasted cash flows and growth and discount rates. These assumptions take into account the current market environment and its impact on our business. We utilized a discount rate that we believe is appropriate to compensate for our market capitalization and inherent business risks. As a result, we concluded that goodwill recorded at our pharmacies was fully impaired and we recognized a non-cash impairment charge of $5,930 to eliminate all goodwill from our pharmacy business.

        Recently our market capitalization has declined and was significantly below book value during the fourth quarter. As a result, we determined an interim impairment test was necessary and performed the interim test on all of our reporting units as of December 31, 2008. In our evaluation we weighed all known quantitative and qualitative factors in determining if an impairment occurred and determined no additional impairment charge was warranted on our senior living community segment.

        Long lived assets and other intangible assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of our asset groups are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized. During our annual review, we recorded an impairment of $1,837 resulting from our two rehabilitation hospitals long lived assets that we did not sell to Senior Housing and that we amortize over a three to seven year life. The impairment charge relating to these long lived assets was measured based upon the difference between projected undiscounted future operating cash flows and carrying value.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

5. Goodwill, Other Intangible and Long Lived Assets (Continued)

        During 2007, we recorded $812 of intangible assets that related to customer relationships we acquired in connection with our pharmacy acquisitions. These intangible assets are subject to amortization. As of December 31, 2008 and 2007, the unamortized balance of intangible assets was $4,769 and $5,218, respectively. At December 31, 2008, the weighted average amortization period remaining is approximately 15 years. We amortize intangible assets using the straight-line method over the useful lives of the assets commencing on the date of acquisition. Amortization expense associated with customer agreements totaled $449, $478 and $380 in 2008, 2007 and 2006, respectively. Accumulated amortization was $1,594 and $1,145 at December 31, 2008 and 2007, respectively. Amortization expense is estimated to be approximately $362 in each of 2009, 2010, 2011, 2012 and 2013.

6. Income Taxes

        In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", or FIN 48. FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

        Because we have historically reported losses, we do not currently recognize the benefit of all of our deferred tax assets, including $165,361 of tax loss carry forwards that may be used to offset future taxable income. We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. When we believe that we will more likely than not recover our deferred tax assets, we will record deferred tax assets as an income tax benefit in the consolidated statement of operations, which will affect our results of operations. Our net operating loss carry forwards, which begin to expire in 2023 if unused, are subject to audit and

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

6. Income Taxes (Continued)

adjustments by the Internal Revenue Service. Significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Continuing care contracts	$2,240	$2,146
Allowance for doubtful accounts	2,505	1,959
Deferred gains on sale lease-back transactions	2,346	2,695
Insurance reserves	5,137	3,509
Tax credits	2,328	2,444
Tax loss carry forwards (including SLS termination expense)	66,671	73,681
Impairment of Securities	3,734	—
Other	2,020	1,072

Total deferred tax asset before valuation allowance	86,981	87,506
Valuation allowance:	(85,332)	(84,804)

Total deferred tax assets	1,649	2,702

Deferred tax liabilities:
Depreciable assets	(876)	(20)
Lease expense	(1,672)	(1,971)
Goodwill	729	(710)
Other	(198)	(240)

Total deferred tax liabilities	(2,017)	(2,941)

Net deferred tax liability	$(368)	$(239)

        For the year ended December 31, 2008, we recognized tax expenses of $1,392, which includes:

  •
  tax expense of $1,615 for state taxes payable without regard to our tax loss carry forwards;
  •
  tax expense of $129 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes. Due to the impairment of certain of these related items of goodwill for book purposes, we recognized a portion of the deferred tax liability as a reduction in the income tax provision; and
  •
  partially offset by a tax benefit of $(352) related to prior year refunds resulting from the application of tax credits that offset federal alternative minimum taxes.

        This tax expense is solely associated with our income from continuing operations.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

6. Income Taxes (Continued)

        The principal reasons for the difference between our effective tax (benefit) rate and the U.S. Federal statutory income tax (benefit) rate are as follows:

	For the years ended December 31,
	2008	2007	2006
Taxes at statutory U.S. federal income tax rate	(35.0)%	35.0%	(35.0)%
State and local income taxes, net of federal tax benefit	24.4%	7.7%	(5.2)%
Impairment Charge	26.3%	0.0%	0.0%
Tax credits	(7.9)%	(2.3)%	(0.1)%
Alternative Minimum Tax	0.0%	1.5%	0.0%
Change in valuation allowance	30.3%	(29.3)%	40.4%
Other differences, net	6.8%	(6.6)%	(0.1)%

Effective tax rate	44.9%	6.0%	0.0%

7. Earnings Per Share

        Basic EPS for the year ended December 31, 2008, 2007 and 2006 is computed using the weighted average number of shares outstanding during the periods. Diluted EPS for the period ended December 31, 2008 reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance. The effect the Notes have on income (loss) per share is anti-dilutive for the year ended December 31, 2008.

        The following table provides a reconciliation of net income (loss) and the number of common shares used in the computations of diluted EPS:

	Year ended December 31,
	2008			2007			2006
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income (loss) from continuing operations	$426	31,872	$0.01	$26,095	31,710	$0.82	$(109,587)	28,605	$(3.83)
Effect of the Notes	—	—		4,960	9,731		—	—

Diluted earnings (loss) from continuing operations	$426	31,872	$0.01	$31,055	41,441	$0.75	$(109,587)	28,605	$(3.83)

Diluted loss from discontinued Operations	$(4,922)	31,872	$(0.15)	$(2,769)	41,441	$(0.07)	$(7,078)	28,605	$(0.25)

8. Fair Values of Assets and Liabilities

        On January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", or SFAS 157, which defines fair value, establishes a framework for measuring fair value

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

8. Fair Values of Assets and Liabilities (Continued)

and expands disclosure about fair value measurements. Adoption of this statement did not materially impact our financial condition, results of operations or cash flows.

        SFAS 157 establishes a three-level hierarchy for fair value measurements. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement and the transparency of inputs to the valuation of an asset or liability as of the measurement date.

  •
  Level 1—Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.

  •
  Level 2—Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

  •
  Level 3—Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

        The table below presents the assets and liabilities measured at fair value at December 31, 2008 categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long lived assets held for sale(1)	$11,272	$—	$11,272	$—
Investments in trading securities(2)	62,866	—	—	62,866
Investments in available for sale securities(3)	11,646	11,646	—	—
UBS put right(4)	11,081	—	—	11,081

Total assets	$96,865	$11,646	$11,272	$73,947

(1)
Long lived assets held for sale consist of property and equipment we expect to sell to Senior Housing as permitted by our leases and are reported at fair value utilizing Level 2 inputs. We determined that these asset costs approximate fair value since we have either recently acquired the assets or the assets are part of ongoing construction projects and we expect to sell these assets to Senior Housing at their recorded value.

(2)
Our investments in trading securities consist of ARS, which are primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program. Due to events in the credit markets, auctions for our ARS failed starting in the first quarter of 2008 and there is currently no market, or a very illiquid market, in which we might sell these securities. We therefore report our ARS at fair value utilizing Level 3 inputs. We measured the fair value of these securities by reference to a statement provided by UBS that was calculated with the assistance of a valuation model. This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

8. Fair Values of Assets and Liabilities (Continued)

  discount rate. The analysis also included a comparison, when possible, to other observable market data with characteristics similar to our ARS. We reviewed the components of, and calculations made under, UBS' model. Due to the declines in fair value for our ARS for the year ended December 31, 2008, we have recorded an unrealized loss of $11,984.

  On March 31, 2008, we reclassified our ARS from current to non-current investments due to our belief that the market for student loan collateralized instruments may take in excess of twelve months to recover.

(3)
Investments in available for sale securities consist primarily of preferred securities and are reported in our balance sheet as current investments in available for sale securities of $4,943, current restricted investments of $2,575 and long term restricted investments of $7,089. These securities are carried at fair value utilizing Level 1 inputs based on quoted market prices with changes in fair value recorded in other comprehensive income. When a change in fair value is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses. If we determine that any future valuation adjustment was "other than temporary", we would record a charge to earnings. During the year ended December 31, 2008, we have recorded an "other than temporary" loss of $8,404, due to several notable bankruptcies and government actions involving the companies that issued the securities we hold.

(4)
We valued the put right in relationship to the fair value of our ARS and take into consideration both the amounts outstanding on our loan with UBS and a factor representing credit party risk with UBS. The largest risk associated with these rights is the continued financial solvency of UBS. The value of our put right will fluctuate inversely with the value of the ARS that we hold; we will closely track any change in the value of our ARS by an offsetting change in the value of our put right.

        Based on market conditions, our valuation methodology for investments in trading securities and investments in available for sale securities changed. Accordingly, these securities changed from Level 1 to Level 3 within SFAS 157's hierarchy. The table below presents the change in fair value measurements that used Level 3 inputs for the year ended December 31, 2008:

	Investments in trading securities	UBS Put right
Balance at January 1, 2008	$—	$—
Transfers into Level 3	74,850	11,081
Change in value recognized in earnings	(11,984)	—

Balance at December 31, 2008	$62,866	$11,081

        Pursuant to a settlement agreement with UBS we received a put right which obligates UBS to repurchase our ARS at 100% of par value upon our request between June 2010 and July 2012. We expect to sell our ARS under the put right. However, if we do not exercise the put right before July 2012, it will expire and UBS will have no further rights or obligation to buy our ARS. UBS' obligations pursuant to the put right are unsecured. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the put right.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

8. Fair Values of Assets and Liabilities (Continued)

        We have accounted for our put right as a freestanding financial instrument and elected to record it at its estimated fair market value under the fair value option of SFAS 159. As a result, we recorded an $11,081 gain related to receipt of this put right and recorded its value in other long term assets. We calculated this value based on the difference between the fair value for the ARS and the par value of the ARS (the total realizable amount of the put right) less borrowings under the UBS line, adjusted by a factor representing UBS' counter party risks based on credit default swaps for UBS as of December 31, 2008. Other than changes in UBS' credit default swap rate and our borrowings on the UBS line, we expect that the future changes in the fair value of the put right will be offset by the fair value change in the ARS. We will reassess the fair value in future reporting periods based on several factors, including auction and investment redemption experience, changes in credit ratings of UBS and our ARS investments, market risk and other factors. Based on our expected operating cash flows and other sources of cash, we do not believe that illiquidity of our ARS will have a material impact on our overall ability to meet our liquidity needs.

9. Lines of Credit

        In December 2008, we amended our $40,000 revolving line of credit. The amendment extended the termination date to May 8, 2010. Our revolving line of credit is available for acquisitions, working capital and general business purposes. The amount we are able to borrow at any time is subject to limitation based upon qualifying collateral. We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries' accounts receivable, deposit accounts and related assets. We borrow in U.S. dollars and borrowings under our revolving credit facility require annual interest at LIBOR plus 200 basis points. The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may draw under this credit facility may be increased to $80,000. The termination date may be extended twice, in each case by twelve months, subject to lender approval, our payment of extension fees and other conditions. As of December 31, 2008 and February 27, 2009, no amounts were outstanding and $40,000 was available under this credit facility. As of December 31, 2008 and February 27, 2009 we believe we are in compliance with all applicable covenants under this revolving credit facility. Interest expense and other associated costs related to this facility and our prior revolving credit facility were $205, $388 and $205 for the years ended December 31, 2008, 2007 and 2006, respectively.

        In November 2008, we entered into a non-recourse credit facility with UBS which is available for acquisitions, working capital and general business purposes. The amount we are able to borrow at any time is 60% of the market value of the ARS which are collateral for the loan and such amount may vary over time. Our interest rate under the credit facility will also vary depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 50 basis points. As of December 31, 2008 and February 27, 2009, we have $21,875 and $37,775 outstanding under this credit facility, respectively and $15,900 and $2,100 remained unused as of December 31, 2008 and February 27, 2009, respectively. As of December 31, 2008 and February 27, 2009 we believe we are in compliance with all applicable covenants under this revolving credit facility. Interest expense and other associated costs related to this facility were $75 for the year ended December 31, 2008.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

10. Mortgages Payable

        At December 31, 2008, three of our communities were encumbered by United States Department of Housing, or HUD, insured mortgages totaling $12,589. These mortgages contain standard HUD mortgage covenants.

        In 2007, we prepaid seven mortgages that were secured by six of our senior living communities. We paid $28,867 to retire these seven mortgages, which consisted of approximately $28,027 in principal and interest and $840 in prepayment penalties. Because we had carried these mortgages at a premium to their face value, we recognized a net gain of $4,491 in connection with the early extinguishment of debt.

        As discussed in Note 14, in April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5,025. We financed the acquisition by assuming a $4,559 non recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand. The interest rate on this assumed HUD insured mortgage is 7.65%.

        Mortgage interest expense, net of premium amortization, was $1,077 and $1,204 for the years ended December 31, 2008 and 2007, respectively. Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require HUD approval.

        The following table is a summary of the mortgage notes payable as of December 31, 2008:

Maturity Date	Cash Interest Rate		Effective Interest Rate		Monthly Payment	Principal Balance as of December 31, 2008
May 2039	5.55%		5.55%		$27	$4,771
June 2035	5.25%		5.25%		19	3,301
July 2043	7.65%		5.75%		31	4,517

	6.22	%(1)	5.54	%(1)	$77	$12,589

(1)
Weighted average interest rate

        Principal payments due under the terms of these mortgages are as follows:

2009	$149
2010	157
2011	167
2012	177
2013	187
Thereafter	11,752

$12,589

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Convertible Senior Notes due 2026

        In October 2006, we issued $126,500 principal amount of our Notes pursuant to an indenture which contains customary covenants. Our net proceeds from this offering were approximately $122,600. The Notes are convertible into our common shares at any time. The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share. A holder that surrenders Notes for conversion in connection with a "make-whole fundamental change", as defined in the indenture governing the Notes that occurs before October 20, 2011 may in some circumstances be entitled to an increased conversion rate.

        These Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, starting on April 15, 2007. The Notes mature on October 15, 2026. On or after October 20, 2011, we may redeem the Notes, in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the Notes we redeem, plus any accrued and unpaid interest. On each of October 15, 2013, October 15, 2016 and October 15, 2021, holders of these Notes may require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest. If a "fundamental change", as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes. Interest expense and other associated costs related to the Notes was $4,980 and $4,960 for the years ended December 31, 2008 and 2007, respectively. The Notes are guaranteed by certain of our wholly owned subsidiaries (see Note 17). Our subsidiary guarantors may be released from their obligations under certain circumstances. As of December 31, 2008 and February 27, 2009, we believe we are in compliance with all applicable covenants of this indenture.

        In January 2009, we purchased and retired $46,500 par value, or 36.8%, of our outstanding Notes for $20,000, plus accrued interest. We financed this purchase, principally by borrowings under our UBS credit facility. As a result of this transaction, we expect to record a gain of approximately $25,100 net of related unamortized costs on early extinguishment of debt in the first quarter of 2009.

12. Leases

        As of December 31, 2008, we leased 181 communities and two hospitals under seven non-cancelable leases (in four combinations) with Senior Housing, and leased four communities under a lease with Healthcare Property Investors, Inc., or HCPI. These leases are "triple-net" leases which require that we pay for all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes; maintaining the communities; and indemnifying the landlord for any liability which may arise from its ownership during the lease term.

        Six of our seven leases with Senior Housing for 174 senior living communities require us to pay additional rent equal to 4% of the amount by which adjusted revenues, as defined in the lease, of the communities we operate exceed gross revenues in a base year. We paid approximately $3,279 and $2,114 in percentage rent to Senior Housing for the years ended December 31, 2008 and 2007, respectively.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Leases (Continued)

        Senior Housing may fund amounts that we request for renovations and improvements to communities and hospitals we lease from them in return for rent increases according to formulas in the leases. In 2008 and 2007, Senior Housing funded $69,420 and $47,668, respectively, for renovations and improvements to some of our communities and hospitals. As a result and in accordance with our leases, our annual rent to Senior Housing as of December 31, 2008 and 2007 increased by $5,816 and $4,532, respectively.

        The following table is a summary of our leases:

		Number of properties	Annual minimum rent as of December 31, 2008	Initial expiration date	Renewal terms
1.	Three Senior Housing leases for SNFs and independent and assisted living communities.(1)	100	$61,322	December 31, 2022	One 15-year renewal option.
2.	One Senior Housing lease for SNFs, independent and assisted living communities and two rehabilitation hospitals.	32	80,883	June 30, 2026	Two consecutive renewal options for 10 years.
3.	Two Senior Housing leases for SNFs and independent and assisted living communities.(2)	44	23,073	December 31, 2024	Two 15-year renewal options.
4.	One Senior Housing lease for New Season Properties.	7	7,596	April 30, 2017	Two 15 year renewal options.
5.	One HCPI lease.	4	1,183	June 30, 2014	Two 10-year renewal options.

Totals		187	$174,057

(1)
Two of these three leases exist to accommodate mortgage financings in affect at the time Senior Housing acquired the leased properties; we have agreed to combine all three of these leases into one lease when these mortgages are paid.

(2)
One of these two leases exists to accommodate mortgage financings in effect at the time Senior Housing acquired 28 senior living communities, which had 2008 revenues totaling $38,662. We have agreed to combine both leases into one lease when these mortgages are paid.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Leases (Continued)

        The future minimum rents required by our leases as of December 31, 2008, are as follows:

2009	$174,057
2010	174,057
2011	174,057
2012	174,057
2013	174,057
Thereafter	1,842,651

$2,712,936

13. Shareholders' Equity

        We issued 387,460 and 136,010 common shares in 2008 and 2007, respectively, to our directors, officers and others who provide services to us. We valued the shares at the average price of our common shares on the NYSE Alternext US LLC (previously the American Stock Exchange) on the dates of issue, or $596 in 2008, based on an $1.53 weighted average share price and $1,182 in 2007, based on an $8.78 weighted average share price, respectively. Shares issued to directors vest immediately; shares issued to our officers and others vest over five years and we recognize the cost ratably over the vesting period. As of December 31, 2008, 2,122,030 of our common shares remain available for issuance under our 2001 Stock Option and Stock Incentive Plan.

14. Acquisitions

        In April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5,025. We financed the acquisition by assuming a $4,559 non recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand. The interest rate on the assumed HUD insured mortgage is 7.65%. We allocated the purchase price of this community to land, building and equipment.

        In July 2008, we acquired three assisted living communities from Senior Housing with 278 units located in Pennsylvania and New Jersey for a purchase price of $21,350. We financed the acquisition with cash on hand. We allocated the purchase price of these communities to land, building and equipment.

        In December 2008, we acquired seven independent and assisted living communities, with a total of 628 living units, located in North Carolina (four communities) and South Carolina (three communities) for a purchase price of $44,000 plus closing costs. We financed the acquisition with cash on hand and drawings under our recently established UBS credit facility. We allocated the purchase price of these communities to land, building and equipment.

        In connection with one of the leases we initiated in 2008, we also acquired from the prior owner of the communities, its ownership interest in certain operating companies; working capital; certain long term liabilities; and operating practices and processes, especially in the memory care area. We accounted for this transaction as a business combination in accordance with SFAS 141 and, after allocating the purchase price to applicable assets and liabilities based on their fair value, recorded as goodwill the $995 excess consideration over fair value of identifiable assets.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Discontinued Operations

        During 2006, we ceased operations at two SNFs located in Connecticut that we leased from Senior Housing. Senior Housing sold these facilities in November 2006 for net proceeds of approximately $5,600, which caused a $559 reduction in the annual rent we pay to Senior Housing.

        In March 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania which we lease from Senior Housing. We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual rent payable to Senior Housing will decrease by 9.0% of the net proceeds of the sale to Senior Housing in accordance with the terms of the lease. In December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska. The institutional pharmacy was sold on January 15, 2009. We were unable to sell the mail order pharmacy on acceptable terms and we expect to shut down operations at our mail order pharmacy on or about March 31, 2009.

        As of December 31, 2008, we have disposed of substantially all of our assets and liabilities related to the communities where we have ceased operations including a $300 impairment loss of goodwill at our pharmacy located in California. The assets and liabilities related to our two pharmacies that we expect to sell are presented separately in the consolidated balance sheet. We have reclassified the consolidated statement of operations for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued. Below is a summary of the operating results of these discontinued operations included in the financial statements for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Revenues	$11,902	$12,910	$30,829
Expenses	16,824	15,679	37,907

Net loss	$(4,922)	$(2,769)	$(7,078)

16. Related Person Transactions

        We were a 100% owned subsidiary of Senior Housing before December 31, 2001. On December 31, 2001, Senior Housing distributed substantially all of our then outstanding shares to its shareholders. At the time of our spin off, all of the persons serving as our directors were trustees of Senior Housing. In order to effect this spin off and to govern relations after the spin off, we entered into agreements with Senior Housing and others. Since then we have entered various lease and other agreements which confirm and modify these undertakings. Among other matters, these agreements provide that:

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

  •
  Senior Housing has the option, upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events affecting us, as defined in those

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

16. Related Person Transactions (Continued)

    documents including, in certain of the Senior Housing leases, the adoption of any proposal or the election to our board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual, to cancel all of our rights under the leases we have with Senior Housing; and

  •
  so long as we have a shared services agreement with RMR we will not acquire or finance any real estate without first giving Senior Housing or any other publicly owned REIT or other entity managed by RMR, the opportunity to acquire or finance real estate investments of the type in which Senior Housing or any other publicly owned REIT or other entity managed by RMR, respectively, invests.

        Senior Housing is our largest landlord. In addition to providing management services to us, RMR also manages Senior Housing. One of our directors, Mr. Barry Portnoy, is currently a managing trustee of Senior Housing. Because of these and other relationships we and Senior Housing may be considered related persons. Also, because of these relationships all of our transactions with Senior Housing are separately approved by our Independent Directors and Senior Housing's Independent Trustees.

        Of the 210 senior living communities we operated on December 31, 2008, 181 are leased from Senior Housing for total annual rent of $161,731. In addition, we also lease our two rehabilitation hospitals from Senior Housing for a total minimum rent of $11,143.

        Since January 1, 2008, we have entered into several transactions with Senior Housing, including:

  •
  During the three months ended March 31, 2008, we leased 19 senior living properties with a total of 1,692 units from Senior Housing for initial rent of $21,790 and added them to what we now refer to as Senior Housing lease no. 1 and lease no. 3, which have current terms expiring in 2022 and 2024, respectively. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.

  •
  On June 30, 2008, we realigned three of our leases with Senior Housing. Lease no. 1 now includes 100 properties, including nine properties which we first leased during the first quarter of 2008. This lease includes independent living communities, assisted living communities and SNFs, and expires in 2022. Lease no. 2 now includes 32 properties, including independent living communities, assisted living communities, SNFs and our two rehabilitation hospitals, and expires in 2026. Lease no. 3 now includes 44 properties, including 10 properties acquired during the first quarter of 2008, 10 properties acquired during the third quarter of 2008 and one property acquired on November 1, 2008 described below. This lease includes independent living communities, assisted living communities and SNFs and expires in 2024. The total rent payable by us to Senior Housing for these properties was unchanged as a result of this lease realignment. The increased rent payable for these three leases, if and as Senior Housing purchases improvements we make to the leased properties, will be the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points, but not to exceed 11.5%.

  •
  On July 1, 2008, we acquired three assisted living properties with 259 living units that were formerly operated by NewSeasons from Senior Housing for $21,350 and we assumed the NewSeasons lease obligations to Senior Housing for the remaining seven properties that NewSeasons formerly operated. The rent payable by us for these seven properties is

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

16. Related Person Transactions (Continued)

    approximately $7,593 per annum under what we refer to as lease no. 4 between us and Senior Housing. In consideration of our lease assumption, NewSeasons paid us $10,000 and transferred title to certain personal property located at the communities. We recorded the NewSeasons consideration as a deferred credit on our balance sheet, which we are amortizing as a reduction of rent expense over the remaining lease term.

  •
  On August 1, 2008, we leased two senior living communities from Senior Housing until 2024 under our Senior Housing lease no. 3 described above. As a result, our annual rent under that lease increased by $1,179. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.

  •
  On September 1, 2008, we leased eight senior living communities with a total of 451 units until 2024 under our Senior Housing lease no. 3 described above. As a result, our annual rent under this lease increased by $4,981. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.

  •
  On November 1, 2008, we leased one senior living community with a total of 252 units from Senior Housing under lease no. 3, which has a term expiring in 2024. As a result, our annual rent under this lease increased by $2,300. Percentage rent, based on increases in gross revenues at this property, will commence in 2010.

  •
  During 2008, pursuant to the terms of our leases with Senior Housing, Senior Housing purchased approximately $69,420 of improvements made to our properties leased from Senior Housing, and, as a result, the annual rent payable to Senior Housing by us increased by approximately $5,800.

        RMR provides certain management and administrative services to us under a shared services agreement which is subject to annual review and approval by our Independent Directors. RMR is compensated at an annual rate equal to 0.6% of our total revenues. In May 2008 the shared services agreement was amended to include compensation for personnel involved with management information systems, or MIS. RMR is compensated at a rate equal to 80% of the employment expenses of RMR's employees, other than its Chief Information Officer, actively engaged in servicing MIS. Aggregate fees paid by us to RMR for management, administrative and information system services during 2008, 2007 and 2006, were $8,336, $6,052 and $4,857, respectively. In addition, RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary. Our compensation committee also approves the allocated costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function for the years ended 2008, 2007 and 2006 was $223, $169 and $173, respectively. The fact that RMR has responsibilities to other entities, including our most significant landlord, Senior Housing, could create conflicts; and in the event of such conflicts between Senior Housing and us, our shared services agreement with RMR allows RMR to act on behalf of Senior Housing rather than on our behalf. A termination of our shared services agreement is event of default under our revolving credit facility. RMR is beneficially owned by Messrs. Barry M. Portnoy, one of our managing directors, and his son, Adam D. Portnoy, who is President and Chief Executive Officer and a director of RMR and a managing trustee of Senior Housing. Messrs. Barry Portnoy and Gerard Martin, our managing directors, are directors of RMR.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

16. Related Person Transactions (Continued)

        Our Chief Executive Officer and Chief Financial Officer are also officers and employees of RMR. These officers devote a substantial majority of their business time to our affairs and the remainder to RMR's business which is separate from our business. We believe the compensation we paid to these officers reasonably reflects their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division.

        An affiliated entity of RMR is the owner of the buildings in which our corporate headquarters are located. These leases expire in 2011. We incurred rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2008, 2007 and 2006 of $1,051, $1,332 and $938, respectively. This lease has been amended at various times to take into account our needs for increasing space and all amendments to this lease have been approved by our Independent Directors.

        We, RMR and other companies to which RMR provides management services are in the process of forming and licensing an insurance company in the State of Indiana. All of our directors are currently serving on the board of directors of this insurance company. We expect that RMR, in addition to being a shareholder, will enter into a management agreement with this insurance company, pursuant to which RMR will provide the insurance company certain management and administrative services. In addition, it is expected that the insurance company and RMR Advisors, Inc., or Advisors, a company affiliated with RMR, will enter an investment advisory agreement pursuant to which Advisors will act as the insurance company's investment advisor. Subsequent to year end, we have invested $25 to date in the insurance company and are committed to invest another $4,975, and we currently own and intend to own approximately 16.7% of this insurance company. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to transfer some or all of our insurance business to this company. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by having our pro-rata share of any profits realized by this insurance business.

        One of our hospitals' outpatient clinics leases space from HRPT Properties Trust, or HRPT, a REIT managed by RMR. We incurred rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2008 and 2007 of $58 and $53, respectively.

        In December 2006, we began leasing space for a regional office in Atlanta, Georgia from HRPT. Our lease for this space expires in 2011. We incurred rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2008 and 2007 of $60 and $61, respectively.

        We believe that all our transactions with all parties are on reasonable commercial terms. We also believe that our relationship with Senior Housing and RMR benefits us and, in fact, provide us competitive advantages in operating and growing our businesses.

17. Employee Benefit Plans

        We have several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code. All our employees are eligible to participate in at least one of our plans and are entitled upon termination or retirement to receive their vested portion of the plan assets. For some of our plans, we match a certain amount of employee contributions. We also pay certain expenses related to all of our plans. Expenses for all our plans, including our contributions, were $1,484, $1,321 and $193 for the years ended December 31, 2008, 2007 and 2006, respectively.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

18. Guarantor Financial Information

        Our Notes are guaranteed by certain of our domestic wholly owned subsidiaries. Such guarantees are full, unconditional and joint and several. Condensed consolidating financial information related to us, our guarantor subsidiaries and our non-guarantor subsidiaries as of December 31, 2008, 2007 and 2006 are reflected below:

Condensed Consolidating Statement of Operations
For the year ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$352,677	$582,716	$—	$935,393
Hospital revenue	—	—	98,428	—	98,428
Pharmacy revenue	—	—	70,379	—	70,379

Total revenues	—	352,677	751,523	—	1,104,200
Operating expenses:
Senior living wages and benefits	—	151,903	315,165	—	467,068
Other senior living operating expenses	—	89,743	145,860	—	235,603
Hospital expenses	—	—	91,185	—	91,185
Pharmacy expenses	—	—	69,535	—	69,535
Rent expense	—	69,583	90,124	—	159,707
General and administrative	—	—	47,829	—	47,829
Depreciation and amortization	—	4,672	10,047	—	14,719

Total operating expenses	—	315,901	769,745	—	1,085,646

Operating income (loss)	—	36,776	(18,222)	—	18,554
Interest and other income	—	11	5,904	—	5,915
Unrealized gain on receipt of UBS put right	—	—	11,081		11,081
Impairment on goodwill	—	—	(5,930)	—	(5,930)
Impairment of long lived assets	—	—	(1,837)	—	(1,837)
Interest expense	—	—	(6,337)	—	(6,337)
Unrealized loss on investments	—	—	(11,967)		(11,967)
Impairment on investments	—	—	(8,404)		(8,404)
Gain on extinguishment of debt	—	—	743	—	743
Equity in earnings of subsidiaries	(4,496)	—	—	4,496	—

Income (loss) from continuing operations before income taxes	(4,496)	36,787	(34,969)	4,496	1,818
Provision for income taxes	—	(16)	(1,376)	—	(1,392)

Income (loss) from continuing operations	(4,496)	36,771	(36,345)	4,496	426
Loss from discontinued operations	—	—	(4,922)	—	(4,922)

Net income (loss)	$(4,496)	$36,771	$(41,267)	$4,496	$(4,496)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

18. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations
For the year ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$342,608	$467,326	$—	$809,934
Hospital revenue	—	—	102,005	—	102,005
Pharmacy revenue	—	—	60,985	—	60,985

Total revenues	—	342,608	630,316	—	972,924
Operating expenses:
Senior living wages and benefits	—	150,667	259,780	—	410,447
Other senior living operating expenses	—	101,930	100,264	—	202,194
Hospital expenses	—	—	92,449	—	92,449
Pharmacy expenses	—	—	58,012	—	58,012
Rent expense	—	66,854	62,336	—	129,190
General and administrative	—	—	43,373	—	43,373
Depreciation and amortization	—	4,790	8,805	—	13,595

Total operating expenses	—	324,241	625,019	—	949,260

Operating income	—	18,367	5,297	—	23,664
Interest and other income	—	—	6,152	—	6,152
Interest expense	—	(250)	(6,552)	—	(6,802)
Gain on extinguishment of debt	—	—	4,491	—	4,491
Equity in earnings of subsidiaries	23,326	—	—	(23,326)	—

Income from continuing operations before income taxes	23,326	18,117	9,388	(23,326)	27,505
Provision for income taxes	—	107	1,303	—	1,410

Income from continuing operations	23,326	18,010	8,085	(23,326)	26,095
Loss from discontinued operations	—	(14)	(2,755)	—	(2,769)

Net income	$23,326	$17,996	$5,330	$(23,326)	$23,326

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

18. Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations
For the year ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$328,786	$416,111	$—	$744,897
Hospital revenue	—	—	25,494	—	25,494
Pharmacy revenue	—	—	45,195	—	45,195

Total revenues	—	328,786	486,800	—	815,586
Operating expenses:
Senior living wages and benefits	—	143,329	238,764	—	382,093
Other senior living operating expenses	—	87,773	98,623	—	186,396
Hospital expenses	—	—	22,954	—	22,954
Pharmacy expenses	—	—	44,579	—	44,579
Management fee to SLS	—	8,744	—	—	8,744
Termination expense for SLS management agreements	—	129,913	—	—	129,913
Rent expense	—	65,171	44,085	—	109,256
General and administrative	—	—	33,829	—	33,829
Depreciation and amortization	—	4,192	5,659	—	9,851

Total operating expenses	—	439,122	488,493	—	927,615

Operating loss	—	(110,336)	(1,693)	—	(112,029)
Interest and other income	—	313	6,493	—	6,806
Interest expense	—	(24)	(4,340)	—	(4,364)
Equity in earnings of subsidiaries	(116,665)	—	—	116,665	—

(Loss) income from continuing operations before income taxes	(116,665)	(110,047)	460	116,665	109,587
Provision for income taxes	—	—	—	—	—

(Loss) income from continuing operations	(116,665)	(110,047)	460	116,665	(109,587)
Loss from discontinued operations	—	(74)	(7,004)	—	(7,078)

Net loss	$(116,665)	$(110,121)	$(6,544)	$116,665	$(116,665)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

18. Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,189	$12,949	$—	$16,138
Accounts receivable, net	—	11,614	54,409	—	66,023
Restricted cash and investments	—	2,822	4,696	—	7,518
Investment securities	—	—	7,232	—	7,232
Prepaid expenses and other current assets	—	1,107	14,858	—	15,965
Assets of discontinued operations	—	—	1,385	—	1,385

Total current assets	—	18,732	95,529	—	114,261
Property and equipment, net	—	15,786	174,841	—	190,627
Investment in subsidiary and long term receivable from (to) subsidiaries	200	—	200	(400)	—
Restricted cash and investments	—	—	13,368	—	13,368
Investments in trading securities	—	—	62,866	—	62,866
Intercompany	229,522	—	—	(229,522	—
Goodwill and other intangible assets	—	—	15,752	—	15,752
Other long term assets	—	—	15,764	—	15,764

	$229,722	$34,518	$378,320	$(229,922)	$412,638

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$—	$18,142	$110,848	$—	$128,990
Mortgage notes payable	—	—	149	—	149

Total current liabilities	—	18,142	110,997	—	129,139
Long term liabilities:
Secured revolving credit facility	—	—	21,875	—	21,875
Mortgage notes payable	—	—	12,441	—	12,441
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	10,977	26,367	—	37,344

Total long term liabilities	200	10,977	187,183	(200)	198,160
Total shareholders' equity	229,522	5,399	80,140	(229,722)	85,339

	$229,722	$34,518	$378,320	$(229,922)	$412,638

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

18. Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,422	$25,577	$—	$30,999
Accounts receivable, net	—	11,209	47,594	—	58,803
Investment securities	—	—	69,255	—	69,255
Prepaid expenses and other current assets	—	5,021	18,761	—	23,782
Assets of discontinued operations	—	—	3,178	—	3,178

Total current assets	—	21,652	164,365	—	186,017

Property and equipment, net
Investment in subsidiary and long term receivable from (to) subsidiaries	—	28,874	102,831	—	131,705
Intercompany	200	—	200	(400)	—
Goodwill and other intangible assets	229,048	—	—	(229,048)	—
Other long term assets	—	—	42,732	—	42,732

	$229,248	$50,526	$310,128	$(229,448)	$360,454

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$—	$27,823	$75,821	$—	$103,644
Mortgage notes payable	—	—	200	—	200
Liabilities of discontinued operations	—	—	219	—	219

Total current liabilities	—	27,823	76,240	—	104,063
Long term liabilities:
Mortgage notes payable	—	—	15,810	—	15,810
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	15,161	12,098	—	27,259

Total long term liabilities	200	15,161	154,408	(200)	169,569
Total shareholders' equity	229,048	7,542	79,480	(229,248)	86,822

	$229,248	$50,526	$310,128	$(229,448)	$360,454

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

18. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net income	$(4,496)	$36,771	$(41,267)	$4,496	$(4,496)
Undistributed equity in earnings of subsidiaries	4,496	—	—	(4,496)	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(47,004)	97,564	—	50,560

Net cash provided by (used in) operating activities	—	(10,233)	56,297	—	46,064

Net cash used in by discontinued operations	—	—	(1,273)	—	(1,273)

Cash Flows from investing activities:
Capital expenditures	—	(29,027)	(51,795)	—	(80,822)
Acquisition of senior living communities	—	—	61,715		61,715
Proceeds from the sale of property and equipment	—	37,443	31,977	—	69,420
Other, net	—	(416)	(5,317)	—	(5,733)

Net cash provided by (used in) investing activities	—	8,000	(86,850)	—	(78,850)

Cash Flows from financing activities:
Change in borrowings, net	—	—	19,198	—	19,198

Net cash provided by financing activities	—	—	19,198	—	19,198

Change in cash and cash equivalents	—	(2,233)	(12,628)	—	(14,861)
Cash and cash equivalents at beginning of period	—	5,422	25,577	—	30,999

Cash and cash equivalents at end of period	$—	$3,189	$12,949	$—	$16,138

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

18. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net income	$23,326	$17,996	$5,330	$(23,326)	$23,326
Undistributed equity in earnings of subsidiaries	(23,326)	—	—	23,326	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(13,635)	34,619	—	20,984

Net cash provided by operating activities	—	4,361	39,949	—	44,310

Net cash used in discontinued operations	—	(14)	(5,714)	—	(5,728)

Cash Flows from investing activities:
Capital expenditures	—	(25,978)	(47,445)	—	(73,423)
Proceeds from the sale of property and equipment	—	15,391	32,277	—	47,668
Other, net	—	3,597	(2,837)	—	760

Net cash used in investing activities	—	(6,990)	(18,005)	—	(24,995)

Cash Flows from financing activities:
Change in borrowings, net	—	—	(28,829)	—	(28,829)

Net cash used in financing activities	—	—	(28,829)	—	(28,829)

Change in cash and cash equivalents	—	(2,643)	(12,599)	—	(15,242)
Cash and cash equivalents at beginning of period	—	8,065	38,176	—	46,241

Cash and cash equivalents at end of period	$—	$5,422	$25,577	$—	$30,999

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

18. Guarantor Financial Information (Continued)

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from operating activities:
Net loss	$(116,665)	$(110,120)	$(6,545)	$116,665	$(116,665)
Undistributed equity in earnings of subsidiaries	116,665	—	—	(116,665)	—
Adjustments to reconcile net income to cash (used in) provided by operating activities, net	—	118,212	(176,069)	—	(57,857)

Net cash (used in) provided by operating activities	—	8,092	(182,614)	—	(174,522)

Net cash used in discontinued operations	—	(74)	(7,004)	—	(7,078)

Cash Flows from investing activities:
Capital expenditures	—	(17,481)	(39,621)	—	(57,102)
Proceeds from the sale of property and equipment	—	9,425	14,304	—	23,729
Other, net	—	1,027	2,578	—	3,605

Net cash used in investing activities	—	(7,029)	(22,739)	—	(29,768)

Cash Flows from financing activities:
Proceeds from issuance of common shares, net	—	—	115,291	—	115,291
Change in borrowings, net	—	—	125,942	—	125,942

Net cash provided by financing activities	—	—	241,233	—	241,233

Change in cash and cash equivalents	—	989	28,876	—	29,865
Cash and cash equivalents at beginning of period	—	7,076	9,300	—	16,376

Cash and cash equivalents at end of period	$—	$8,065	$38,176	$—	$46,241

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

19. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2008 and 2007:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$258,877	$271,144	$281,942	$292,237
Net income (loss) from continuing operations	4,419	4,237	(1,618)	(6,612)
Net income (loss)	1,617	3,489	(2,250)	(7,352)
Net income (loss) per common share—Basic	$0.05	$0.11	$(0.07)	$(0.23)
Net income (loss) per common share—Diluted	$0.07	$0.11	$(0.07)	$(0.23)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$237,028	$240,138	$244,598	$251,160
Net income from continuing operations	5,480	5,146	8,592	6,879
Net income	4,764	4,080	7,761	6,722
Net income per common share—Basic	$0.15	$0.13	$0.24	$0.21
Net income per common share—Diluted	$0.15	$0.13	$0.22	$0.19

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
By:	/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr. President and Chief Executive Officer

Dated: March 2, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr.	President and Chief Executive Officer	March 2, 2009
/s/ FRANCIS R. MURPHY III Francis R. Murphy III	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 2, 2009
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	March 2, 2009
/s/ GERARD M. MARTIN Gerard M. Martin	Managing Director	March 2, 2009
/s/ BRUCE M. GANS Bruce M. Gans	Director	March 2, 2009
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Director	March 2, 2009
/s/ ARTHUR G. KOUMANTZELIS Arthur G. Koumantzelis	Director	March 2, 2009