Form 10-Q
period 2009-03-31
FIVE STAR QUALITY CARE INC
filed 2009-05-06
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16817

FIVE STAR QUALITY CARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3516029
(State of Incorporation)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

(Address of Principal Executive Offices) (Zip Code)

(Registrant’s Telephone Number, Including Area Code: 617-796-8387

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of registrants’ shares of common stock, $0.01 par value, outstanding as of May 6, 2009: 32,205,604.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

MARCH 31, 2009

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$28,426	$16,138
Accounts receivable, net of allowance of $6,728 and $6,292 at March 31, 2009 and December 31, 2008, respectively	60,240	66,023
Prepaid expenses	6,261	8,058
Investments in available for sale securities	6,720	7,232
Restricted cash	4,913	4,943
Restricted investments	2,173	2,575
Other current assets	7,572	7,907
Assets of discontinued operations	—	1,385
Total current assets	116,305	114,261

Property and equipment, net	192,710	190,627
Investment in trading securities	66,408	62,866
UBS put right related to auction rate securities	7,554	11,081
Restricted cash	5,885	6,279
Restricted investments	6,037	7,089
Goodwill and other intangible assets	15,646	15,752
Other long term assets	4,295	4,683
	$414,840	$412,638
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,709	$28,443
Accrued expenses	17,904	18,460
Accrued compensation and benefits	41,430	36,560
Due to Senior Housing Properties Trust	15,332	14,908
Mortgage notes payable	150	149
Accrued real estate taxes	8,041	9,304
Security deposit liability	12,385	12,521
Other current liabilities	8,846	8,531
Liabilities of discontinued operations	—	263
Total current liabilities	135,797	129,139

Long term liabilities:
UBS secured revolving credit facility related to auction rate securities	37,137	21,875
Mortgage notes payable	12,403	12,441
Convertible senior notes	79,989	126,500
Continuing care contracts	2,648	3,183
Accrued insurance	23,277	22,410
Other long term liabilities	11,818	11,751
Total long term liabilities	167,272	198,160

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, par value $0.01:1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 50,000,000 shares authorized, 32,205,604 shares issued and outstanding at March 31, 2009 and December 31, 2008	322	322
Additional paid-in capital	287,276	287,204
Accumulated deficit	(175,233)	(200,605)
Unrealized loss on investments in available for sale securities	(594)	(1,582)
Total shareholders’ equity	111,771	85,339
	$414,840	$412,638

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

 (in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Senior living revenue	$252,206	$216,927
Rehabilitation hospital revenue	24,694	24,744
Institutional pharmacy revenue	18,265	17,206
Total revenues	295,165	258,877

Operating expenses:
Senior living wages and benefits	128,085	109,094
Other senior living operating expenses	61,828	53,421
Rehabilitation hospital expenses	22,899	22,592
Institutional pharmacy expenses	18,373	16,203
Rent expense	44,000	35,444
General and administrative	12,442	11,133
Depreciation and amortization	4,177	3,635
Total operating expenses	291,804	251,522

Operating income	3,361	7,355

Interest and other income	1,131	2,494
Interest and other expense	(1,181)	(1,594)
Unrealized gain (loss) on investments in trading securities	3,516	(3,270)
Unrealized loss on UBS put right related to auction rate securities	(3,527)	—
Gain on early extinguishment of debt	25,125	—
Impairment of investments in available for sale securities	(2,947)	—

Income from continuing operations before income taxes	25,478	4,985
Provision for income taxes	(516)	(566)
Income from continuing operations	24,962	4,419
Income (loss) from discontinued operations	410	(2,802)

Net income	$25,372	$1,617

Weighted average shares outstanding - basic	32,206	31,818

Weighted average shares outstanding - diluted	38,359	41,549

Basic income per share from:
Continuing operations	$0.78	$0.14
Discontinued operations	0.01	(0.09)
Net income per share - basic	$0.79	$0.05

Diluted income per share from:
Continuing operations	$0.67	$0.14
Discontinued operations	0.01	(0.07)
Net income per share - diluted	$0.68	$0.07

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$25,372	$1,617
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,177	3,635
Gain on extinguishment of debt	(25,125)	—
(Income) loss from discontinued operations	(410)	2,802
Unrealized (gain) loss on investments in trading securities	(3,516)	3,270
Unrealized loss on UBS put right related to auction rate securities	3,527	—
Impairment of investments in available for sale securities	2,947	—
Provision for losses on receivables, net	436	469
Changes in assets and liabilities:
Accounts receivable	5,347	(2,431)
Prepaid expenses and other assets	2,530	6,710
Investment securities	486	(13,351)
Accounts payable and accrued expenses	2,710	9,565
Accrued compensation and benefits	4,870	5,513
Due to Senior Housing Properties Trust	424	3,428
Other current and long term liabilities	(685)	462
Cash provided by operating activities	23,090	21,689

Net cash provided by (used in) discontinued operations	1,532	(58)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts, net	(9)	(2,612)
Acquisition of property and equipment	(18,898)	(17,187)
Acquisition of senior living communities, net of working capital assumed	—	2,704
Proceeds from disposition of property and equipment held for sale	12,734	16,552
Cash used in investing activities	(6,173)	(543)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	35,725	—
Repayments of borrowings on credit facilities	(20,463)	—
Purchase of outstanding convertible senior notes	(21,386)	—
Repayments of mortgage notes payable	(37)	(58)
Cash used in financing activities	(6,161)	(58)

Change in cash and cash equivalents	12,288	21,030
Cash and cash equivalents at beginning of period	16,138	30,999
Cash and cash equivalents at end of period	$28,426	$52,029

Supplemental cash flow information:
Cash paid for interest	$353	$249
Cash paid for income taxes	$427	$342

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries have been prepared without audit.  Certain information and disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For further discussion of our liquidity and capital resources see Item 2 of this quarterly report.

We operate senior living communities, including independent living or congregate care communities, assisted living communities and skilled nursing facilities, or SNFs.  As of March 31, 2009, we leased or owned and operated 210 senior living communities containing 22,260 living units, including 161 primarily independent and assisted living communities with 17,846 living units and 49 SNFs with 4,414 units.

Of our 161 primarily independent and assisted living communities, we:

•	leased 134 communities containing 15,670 living units from Senior Housing Properties Trust, or Senior Housing, our former parent;

•	leased four communities with 200 living units from Health Care Property Investors, or HCPI; and

•	owned 23 communities with 1,976 living units.

Of our 49 SNFs, we:

•	leased 47 facilities from Senior Housing with 4,143 units; and

•	owned two facilities with 271 units.

In the aggregate, our 210 senior living communities included 6,303 independent living apartments, 9,675 assisted living units and 6,282 skilled nursing units.  Two assisted living communities containing 173 living units which are reported in discontinued operations are included in these counts.

We also own and operate institutional pharmacies and we operate two rehabilitation hospitals with 321 beds that we lease from Senior Housing.  Our two rehabilitation hospitals provide inpatient services at the two hospitals and three satellite locations.  In addition we operate 14 outpatient clinics affiliated with these rehabilitation hospitals.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 2. New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends and clarifies Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), “Business Combinations”, to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency (“pre-acquisition contingency”) if the fair value of that asset or liability can be determined during the measurement period. If the fair value of a pre-acquisition contingency cannot be reasonably determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after it. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of FSP 141R-1 on our consolidated results of operations and financial condition will depend on the nature and size of acquisitions, if any, subsequent to the effective date.

In April 2009, the FASB also issued FSP No. FAS 107-1 and Accounting Principles Board, or APB, 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, or FSP 107-1, which extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, “Interim Financial Reporting”. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly”, or FSP 157-4, which amends SFAS No. 157, “Fair Value Measurements” to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP 115-2, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP 115-2 will be effective for interim and annual reporting periods ending after June 15, 2009.  We evaluated the effect of the adoption of FSP 115-2 and have concluded that it has no effect on our financial position or results of operations.

Note 3. Property and Equipment

Property and equipment, at cost, consists of the following at:

	March 31, 2009	December 31, 2008
Land	$14,775	$16,976
Buildings and improvements	147,953	147,205
Furniture, fixtures and equipment	71,448	63,770
	234,176	227,951
Accumulated depreciation	(41,466)	(37,324)
	$192,710	$190,627

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

As of March 31, 2009 and December 31, 2008, we had assets classified as “held for sale” of $10,643 and $11,272, respectively, included in our property and equipment that we intend to sell to Senior Housing as permitted by our leases.

Note 4. Comprehensive Income

Comprehensive income for the three months ended March 31, 2009 and 2008 is summarized below:

	Three months ended
	March 31,
	2009	2008
Net income	$25,372	$1,617
Loss on investments now considered other than temporary	2,947	—
Unrealized gain (loss) on investments	(1,959)	840
Comprehensive income	$26,360	$2,457

Note 5.  Financial Data by Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.  In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and SNFs.  Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 14 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business but we report our institutional pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for our two captive insurance companies that participate in our liability and workers’ compensation insurance programs and which are located in Bermuda and the Cayman Islands.

We use segment operating profit as an important measure to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest and other income; interest and other expense; and certain corporate expenses.

Our revenues by segments and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations before income taxes for the three months ended March 31, 2009 and 2008 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended March 31, 2009
Revenues	$252,206	$24,694	$18,265	$295,165
Segment expenses:
Operating expenses	189,913	22,899	18,373	231,185
Rent expense	41,214	2,786	—	44,000
Depreciation and amortization	3,157	37	983	4,177
Total segment expenses	234,284	25,722	19,356	279,362

Segment operating profit (loss)	17,922	(1,028)	(1,091)	15,803
General and administrative expenses(2)	—	—	(12,442)	(12,442)
Operating income (loss)	17,922	(1,028)	(13,533)	3,361
Interest and other income	272	—	859	1,131
Interest and other expense	(202)	—	(979)	(1,181)
Unrealized gain on investments in trading securities	—	—	3,516	3,516
Impairment on investments in available for sale securities	—	—	(2,947)	(2,947)
Unrealized loss on UBS put right related to auction rate securities	—	—	(3,527)	(3,527)
Gain on early extinguishment of debt	—	—	25,125	25,125
Provision for income taxes	—	—	(516)	(516)
Income (loss) from continuing operations	$17,992	$(1,028)	$7,998	$24,962

Total Assets as of March 31, 2009	$268,455	$17,370	$129,015	$414,840

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended March 31, 2008
Revenues	$216,927	$24,744	$17,206	$258,877
Segment expenses:
Operating expenses	162,515	22,592	16,203	201,310
Rent expense	32,794	2,650	—	35,444
Depreciation and amortization	2,440	308	887	3,635
Total segment expenses	197,749	25,550	17,090	240,389

Segment operating profit (loss)	19,178	(806)	116	18,488
General and administrative expenses(2)	—	—	(11,133)	(11,133)
Operating profit (loss)	19,178	(806)	(11,017)	7,355
Interest and other income	951	—	1,543	2,494
Interest and other expense	(306)	—	(1,288)	(1,594)
Unrealized loss of investments in trading securities	—	—	(3,270)	(3,270)
Provision for income taxes	—	—	(566)	(566)
Income (loss) from continuing operations	$19,823	$(806)	$(14,598)	$4,419

Total Assets as of March 31, 2008	$296,874	$20,821	$68,775	$386,470

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

Note 6.  Income Taxes

Because we have historically reported losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  When we believe that we will more likely than not recover our deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statement of operations, which will affect our results of operations.  As of December 31, 2008, our federal net operating loss carryforward was approximately $165,361.  Our net operating loss carry forwards, that begin to expire in 2023 if unused, are subject to audit and adjustments by the Internal Revenue Service.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

For the three months ended March 31, 2009, we recognized tax expenses of $516, which includes tax expense of $186 for state taxes payable on operating income and state tax expense of $330 attributable to the gain on extinguishment of debt each payable without regard to our tax loss carry forwards.  This tax expense is solely associated with our income from continuing operations.

Note 7.  Earnings Per Share

Basic earnings per share, or EPS, for the three months ended March 31, 2009 and 2008 is computed using the weighted average number of shares outstanding during the periods.  Diluted EPS for the three months ended March 31, 2009 and 2008 reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.

The following table provides a reconciliation of net income and the number of common shares used in the computations of diluted EPS:

	Three Months Ended March 31,
	2009			2008
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$24,962	32,206	$0.78	$4,419	31,818	$0.14
Effect of Convertible Senior Notes	871	6,153		1,239	9,731
Diluted income from continuing operations	$25,833	38,359	$0.67	$5,658	41,549	$0.14

Diluted income (loss) from discontinued operations	$410	38,359	$0.01	$(2,802)	41,549	$(0.07)

Note 8.  Fair Values of Assets and Liabilities

The table below presents the assets and liabilities measured at fair value at March 31, 2009, categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long lived assets held for sale (1)	$10,643	$—	$10,643	$—
Investments in trading securities (2)	66,408	—	—	66,408
UBS put right (3)	7,554	—	—	7,554
Investments in available for sale securities (4)	14,930	14,930	—	—
Total assets	$99,535	$14,930	$10,643	$73,962

(1) Long lived assets held for sale consist of property and equipment we expect to sell to Senior Housing as permitted by our leases.  We determined that these asset costs approximate fair value since we have either recently acquired the assets or the assets are part of ongoing construction projects and we expect to sell these assets to Senior Housing at their recorded value.

(2) Our investments in trading securities consist of auction rate securities, or ARS, which are primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  Due to events in the credit markets, auctions for our ARS failed starting in the first quarter of 2008 and there is

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

currently no market, or a very illiquid market, in which we might sell these securities.  We measured the fair value of these securities by reference to a statement provided by UBS AG, or UBS, that was calculated with the assistance of a valuation model.  This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate discount rate.  The analysis also included a comparison, when possible, to observable market data with characteristics similar to our ARS.  We reviewed the components of, and calculations made under, UBS’s model.  Due to the changes in fair value for our ARS for the period ended March 31, 2009, we have recorded an unrealized gain of $3,516.

(3) We have entered a settlement agreement with UBS related to our investment in ARS.  Pursuant to this agreement we have the right to require UBS to acquire our ARS at par value after June 2010.  We valued this put right by taking into consideration the fair value of our ARS, the amounts outstanding on our loan with UBS and a factor representing our credit party risk with UBS.  The largest risk associated with these rights is the continued financial solvency of UBS. The value of our put right fluctuates inversely with the value of the ARS that we hold.  The increase in value of our ARS during the three months ended March 31, 2009 caused an unrealized loss of $3,527 in the value of our put right.  We have accounted for our put right as a freestanding financial instrument and elected to record it as its estimated fair market value under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets”.  We elected the fair value option since we expect, other than changes in UBS’ credit default swap rate and our borrowings on the UBS line, the changes in fair value of the put right will be offset by the fair value change in the ARS.

(4) Investments in available for sale securities consist primarily of preferred securities and are reported on our balance sheet as current investments in available for sale securities of $6,720, current restricted investments of $2,173 and long term restricted investments of $6,037.  These securities are carried at fair value utilizing quoted market prices with changes in fair value recorded in other comprehensive income.  When a change in fair value is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  If we determine that a valuation adjustment is “other than temporary”, we would record a charge to earnings.  During the three months ended March 31, 2009, we have recorded an “other than temporary” loss of $2,947, due to current economic conditions involving the companies that issued the securities we hold.

The table below presents the change in fair value measurements that used Level 3 inputs for the period ended March 31, 2009:

	Investments in trading securities	UBS put right
Balance at December 31, 2008	$62,866	$11,081
Change in value recognized in earnings	3,542	(3,527)
Balance at March 31, 2009	$66,408	$7,554

Note 9.  Line of Credit

We have a $40,000 revolving line of credit. Our revolving line of credit is available for acquisitions, working capital and general business purposes. The amount we are able to borrow at any time is subject to limitation based upon qualifying collateral. We are the borrower under this revolving line of credit and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets. We borrow in U.S. dollars and borrowings under our revolving line of credit require annual interest at LIBOR plus 200 basis points. The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. In certain

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

circumstances and subject to available collateral and lender approvals, the maximum amount which we may draw under this credit facility may be increased to $80,000. The termination date may be extended twice, in each case by 12 months, subject to lender approval, our payment of extension fees and other conditions. As of March 31, 2009 and May 6, 2009, no amounts were outstanding and $40,000 was available under this line of credit. As of March 31, 2009 and May 6, 2009 we believe we are in compliance with all applicable covenants under this revolving line of credit. Interest expense and other associated costs related to this facility were $39 and $49 for the three months ended March 31, 2009 and 2008, respectively.

Pursuant to our settlement agreement with UBS, we have a non-recourse credit facility with UBS which is available for acquisitions, working capital and general business purposes. The amount we are able to borrow at any time is 60% of the market value of the ARS which are collateral for the loan.  Such amount may vary over time. Our interest rate under the credit facility will also vary depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 50 basis points. As of March 31, 2009, we had $37,100 outstanding under this credit facility, and $2,700 remained available to borrow.  As of May 6, 2009, we have $39,800 outstanding under this credit facility and no amounts remain available to borrow. As of March 31, 2009 and May 6, 2009, we believe we are in compliance with all applicable covenants under this revolving credit facility. Interest expense and other associated costs related to this facility were $69 for the three months ended March 31, 2009.

Note 10.  Mortgages Payable

At March 31, 2009, three of our communities were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgages totaling $12,553.  The weighted average interest rate on these loans was 6.23%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants. Mortgage interest expense, including premium amortization, was $202 and $306 for the three months ended March 31, 2009 and 2008, respectively.

Note 11. Convertible Senior Notes due 2026

In October 2006, we issued $126,500 principal amount of our Convertible Senior Notes due 2026, or the Notes, pursuant to an indenture which contains customary covenants.  Our net proceeds from this offering were approximately $122,600. The Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share.  A holder that surrenders Notes for conversion in connection with a “make-whole fundamental change”, as defined in the indenture governing the Notes that occurs before October 20, 2011 may in some circumstances be entitled to an increased conversion rate.  Interest expense and other associated costs on the Notes were $871 and $1,239 for the three months ended March 31, 2009 and 2008, respectively.  We believe we are in compliance with all applicable covenants of this indenture.

In January 2009, we purchased and retired $46,500 par value, or 36.8%, of our outstanding Notes for $20,000, plus accrued interest.  We financed this purchase principally by borrowings under our UBS credit facility.  As a result of this transaction, we recorded a $25,125 gain, net of related unamortized costs, on early extinguishment of debt.

In April 2009, we purchased and retired an additional $8,500 par value of our outstanding Notes for $3,740, plus accrued interest.  We financed this purchase principally by borrowings under our UBS credit facility.  As a result of this transaction, we expect to record in the second quarter of 2009 a $4,510 gain, net of related unamortized costs, on early extinguishment of debt.

Note 12. Related Person Transactions

We leased 181 senior living communities of the 210 senior living communities we operated at March 31, 2009 and our two rehabilitation hospitals from Senior Housing for a total minimum rent of $173,895.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

During the three months ended March 31, 2009, pursuant to the terms of our leases with Senior Housing, Senior Housing purchased $12,734 of improvements made to our properties leased from Senior Housing, and, as a result, our annual rent payable to Senior Housing increased by approximately $1,020.

In February 2009, we invested $25 in an insurance company with Reit Management & Research, LLC, or RMR, and other companies to which RMR provides management services, and in April 2009 we invested an additional $5,049 in this insurance company.  We currently own approximately 16.67% of this insurance company.

For more information about our related party transaction, including our transactions with Senior Housing and RMR, please see our Consolidated Financial Statements for the year ended December 31, 2008 and the Notes thereto as reported on our Annual Report on Form 10K as filed with the Securities and Exchange Commission, or SEC.

Note 13.  Discontinued Operations

In March 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we lease from Senior Housing.  We and Senior Housing are in the process of selling these assisted living communities and, upon their sale, our annual minimum rent payable to Senior Housing will decrease by 9.0% of the net proceeds of the sale to Senior Housing, in accordance with the terms of our lease with Senior Housing.  In December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska.  We sold our institutional pharmacy on January 15, 2009, which resulted in a gain on sale of $1,195.  We were unable to sell the mail order pharmacy on acceptable terms and we discontinued its operations on March 31, 2009.

As of March 31, 2009, we had disposed of substantially all of our assets and liabilities related to the assisted living communities which we expect to sell.  The assets and liabilities related to the two pharmacies that we sold or closed are presented separately in the consolidated balance sheet.  We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Revenues	$1,676	$2,971
Expenses	(1,266)	(5,773)
Net income (loss)	$410	$(2,802)

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$88,685	$163,521	$—	$252,206
Rehabilitation hospital revenue	—	—	24,694	—	24,694
Institutional pharmacy revenue	—	—	18,265	—	18,265
Total revenues	—	88,685	206,480	—	295,165

Operating expenses:
Senior living wages and benefits	—	38,959	89,126	—	128,085
Other senior living operating expenses	—	22,077	39,751	—	61,828
Rehabilitation hospital expenses	—	—	22,899	—	22,899
Institutional pharmacy expenses	—	—	18,373	—	18,373
Rent expense	—	17,841	26,159	—	44,000
General and administrative expenses	—	—	12,442	—	12,442
Depreciation and amortization	—	1,194	2,983	—	4,177
Total operating expenses	—	80,071	211,733	—	291,804

Operating income (loss)	—	8,614	(5,253)	—	3,361

Interest and other income	—	224	907	—	1,131
Interest expense	—	—	(1,181)	—	(1,181)
Unrealized gain on investments in trading securities	—	—	3,516	—	3,516
Unrealized loss on UBS put right related to auction rate securities	—	—	(3,527)	—	(3,527)
Impairment on investments in available for sale securities	—	—	(2,947)	—	(2,947)
Gain on early extinguishment of debt	—	—	25,125	—	25,125
Equity in earnings of subsidiaries	25,372	—	—	(25,372)	—

Income from continuing operations before income taxes	25,372	8,838	16,640	(25,372)	25,478
Provision for income taxes	—	—	(516)	—	(516)
Income from continuing operations	25,372	8,838	16,124	(25,372)	24,962

Loss from discontinued operations	—	—	410	—	410

Net income	$25,372	$8,838	$16,534	$(25,372)	$25,372

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Senior living revenue	$—	$88,915	$128,012	$—	$216,927
Rehabilitation hospital revenue	—	—	24,744	—	24,744
Institutional pharmacy revenue	—	—	17,206	—	17,206
Total revenues	—	88,915	169,962	—	258,877

Operating expenses:
Senior living wages and benefits	—	37,887	71,207	—	109,094
Other senior living operating expenses	—	21,416	32,005	—	53,421
Rehabilitation hospital expenses	—	—	22,592	—	22,592
Institutional pharmacy expenses	—	—	16,203	—	16,203
Rent expense	—	17,244	18,200	—	35,444
General and administrative expenses	—	—	11,133	—	11,133
Depreciation and amortization	—	1,222	2,413	—	3,635
Total operating expenses	—	77,769	173,753	—	251,522

Operating income (loss)	—	11,146	(3,791)	—	7,355

Interest and other income	—	—	2,494	—	2,494
Interest expense	—	—	(1,594)	—	(1,594)
Unrealized loss on investments in trading securities	—	—	(3,270)	—	(3,270)
Equity in earnings of subsidiaries	1,617	—	—	(1,617)	—
Income (loss) from continuing operations before income taxes	1,617	11,146	(6,161)	(1,617)	4,985
Provision for income taxes	—	—	(566)	—	(566)
Income (loss) from continuing operations	1,617	11,146	(6,727)	(1,617)	4,419

Loss from discontinued operations	—	—	(2,802)	—	(2,802)

Net income (loss)	$1,617	$11,146	$(9,529)	$(1,617)	$1,617

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$80	$28,346	$—	$28,426
Accounts receivable, net	—	11,563	48,677	—	60,240
Restricted cash and investments	—	2,158	4,928	—	7,086
Investment securities	—	—	6,720	—	6,720
Prepaid expenses and other current assets	—	909	12,924	—	13,833
Total current assets	—	14,710	101,595	—	116,305

Property and equipment, net	—	16,849	175,861	—	192,710
Investment in subsidiary and long term receivable from subsidiaries	200	—	200	(400)	—
Restricted cash and investments	—	—	11,922	—	11,922
Investments in trading securities	—	—	66,408	—	66,408
Intercompany	229,385	—	—	(229,385)	—
Goodwill and other intangible assets	—	—	15,646	—	15,646
Other long term assets	—	—	11,849	—	11,849
	$229,585	$31,559	$383,481	$(229,785)	$414,840

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$18,077	$117,570	$—	$135,647
Mortgage notes payable	—	—	150	—	150
Total current liabilities	—	18,077	117,720	—	135,797

Long term liabilities:
Secured revolving credit facility	—	—	37,137	—	37,137
Mortgage notes payable	—	—	12,403	—	12,403
Convertible senior notes	—	—	79,989	—	79,989
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	10,503	27,240	—	37,743
Total long term liabilities	200	10,503	156,769	(200)	167,272

Total shareholders’ equity	229,385	2,979	108,992	(229,585)	111,771

	$229,585	$31,559	$383,481	$(229,785)	$414,840

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$3,189	$12,949	$—	$16,138
Accounts receivable, net	—	11,614	54,409	—	66,023
Restricted cash and investments	—	2,822	4,696	—	7,518
Investment securities	—	—	7,232	—	7,232
Prepaid expenses and other current assets	—	1,107	14,858	—	15,965
Assets of discontinued operations	—	—	1,385	—	1,385
Total current assets	—	18,732	95,529	—	114,261

Property and equipment, net	—	15,786	174,841	—	190,627
Investment in subsidiary and long term receivable from subsidiaries	200	—	200	(400)	—
Restricted cash and investments	—	—	13,368	—	13,368
Investments in trading securities	—	—	62,866	—	62,866
Intercompany	229,522	—	—	(229,522)	—
Goodwill and other intangible assets	—	—	15,752	—	15,752
Other long term assets	—	—	15,764	—	15,764
	$229,722	$34,518	$378,320	$(229,922)	$412,638

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other current liabilities	$—	$18,142	$110,848	$—	$128,990
Mortgage notes payable	—	—	149	—	149
Total current liabilities	—	18,142	110,997	—	129,139

Long term liabilities:
Secured revolving credit facility	—	—	21,875	—	21,875
Mortgage notes payable	—	—	12,441	—	12,441
Convertible senior notes	—	—	126,500	—	126,500
Notes payable to related parties	200	—	—	(200)	—
Other long term liabilities	—	10,977	26,367	—	37,344
Total long term liabilities	200	10,977	187,183	(200)	198,160

Total shareholders’ equity	229,522	5,399	80,140	(229,722)	85,339

	$229,722	$34,518	$378,320	$(229,922)	$412,638

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$25,372	$8,838	$16,534	$(25,372)	$25,372
Undistributed equity in earnings of subsidiaries	(25,372)	—	—	25,372	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(10,123)	7,841	—	(2,282)
Net cash provided by (used in) operating activities	—	(1,285)	24,375	—	23,090

Net cash provided by discontinued operations	—	—	1,532	—	1,532

Cash flows from investing activities:
Acquisition of property and equipment	—	(5,341)	(13,557)	—	(18,898)
Proceeds from disposition of property and equipment	—	3,085	9,649	—	12,734
Other, net	—	432	(441)	—	(9)
Net cash used in investing activities	—	(1,824)	(4,349)	—	(6,173)

Cash flows from financing activities:
Change in borrowings, net	—	—	(6,161)	—	(6,161)
Net cash used in financing activities	—	—	(6,161)	—	(6,161)

Change in cash and cash equivalents	—	(3,109)	15,397	—	12,288
Cash and cash equivalents at beginning of period	—	3,189	12,949	—	16,138
Cash and cash equivalents at end of period	$—	$80	$28,346	$—	$28,426

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,617	$11,146	$(9,529)	$(1,617)	$1,617
Undistributed equity in earnings of subsidiaries	(1,617)	—	—	1,617	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	—	(16,982)	37,054	—	20,072
Net cash provided by (used in) operating activities	—	(5,836)	27,525	—	21,689

Net cash used in discontinued operations	—	—	(58)	—	(58)

Cash flows from investing activities:
Acquisition of property and equipment	—	1,753	316	—	2,069
Other, net	—	3,033	(5,645)	—	(2,612)
Net cash used in investing activities	—	4,786	(5,329)	—	(543)

Cash flows from financing activities:
Change in borrowings, net	—	—	(58)	—	(58)
Net cash used in financing activities	—	—	(58)	—	(58)

Change in cash and cash equivalents	—	(1,050)	22,080	—	21,030
Cash and cash equivalents at beginning of period	—	5,422	25,577	—	30,999
Cash and cash equivalents at end of period	$—	$4,372	$47,657	$—	$52,029

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living, congregate care communities, assisted living communities and skilled nursing facilities, or SNFs.  Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 14 outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business but we report our institutional pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for our two captive insurance companies that participate in our workers’ compensation and liability insurance programs and which are located in Bermuda and the Cayman Islands.

We use segment operating profit as an important measure to evaluate our performance and for internal business decision making purposes.  Segment operating profit excludes interest and other income, interest and other expense and certain corporate expenses.

Key Statistical Data (for the three months ended March 31, 2009 and 2008):

The following tables present a summary of our operations for the three months ended March 31, 2009 and 2008:

Senior living communities:

	Three months ended March 31,
(dollars in thousands, except average daily rate)	2009	2008	$ Change	% Change
Senior living revenue	$252,206	$216,927	$35,279	16.3%
Senior living wages and benefits	(128,085)	(109,094)	(18,991)	17.4%
Other senior living operating expenses	(61,828)	(53,421)	(8,407)	15.7%
Rent expense	(41,214)	(32,794)	(8,420)	25.7%
Depreciation and amortization expense	(3,157)	(2,440)	(717)	29.4%
Interest and other expense	(202)	(306)	104	(34.0)%
Interest and other income	272	951	(679)	(71.4)%
Senior living income from continuing operations	$17,992	$19,823	$(1,831)	(9.2)%

No. of communities (end of period)	210	183	27	14.8%
No. of living units (end of period)	22,260	19,666	2,594	13.2%
Occupancy %	86.5%	89.6%	n/a	(3.1)%
Average daily rate	$146.69	$142.30	$4.39	3.1%
Percent of senior living revenue from Medicare	14.9%	16.1%	n/a	(1.2)%
Percent of senior living revenue from Medicaid	16.0%	17.8%	n/a	(1.8)%
Percent of senior living revenue from private and other sources	69.1%	66.1%	n/a	3.0%

Comparable communities (senior living communities that we have operated continuously since January 1, 2008):

	Three months ended March 31,
(dollars in thousands, except average daily rates)	2009	2008	$ Change	% Change
Senior living revenue	$217,542	$214,752	$2,790	1.3%
Senior living community expenses	$(165,219)	$(161,007)	$(4,212)	2.6%
No. of communities (end of period)	168	168	—	—
No. of living units (end of period)	18,652	18,652	—	—
Occupancy %	87.5%	89.7%	n/a	(2.2)%
Average daily rate	$149.46	$142.43	$7.03	4.9%
Percent of senior living revenue from Medicare	16.8%	16.1%	n/a	0.7%
Percent of senior living revenue from Medicaid	18.0%	17.9%	n/a	0.1%
Percent of senior living revenue from private and other sources	65.2%	66.0%	n/a	(0.8)%

Rehabilitation hospitals:

	Three months ended March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Rehabilitation hospital revenues	$24,694	$24,744	$(50)	(0.2)%
Rehabilitation hospital expenses	(22,899)	(22,592)	(307)	1.4%
Rent expense	(2,786)	(2,650)	(136)	5.1%
Depreciation and amortization expense	(37)	(308)	271	(88.0)%
Rehabilitation hospital loss from continuing operations	$(1,028)	$(806)	$(222)	(27.5)%

Corporate and Other:(1)

	Three months ended March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Institutional pharmacy revenue	$18,265	$17,206	$1,059	6.2%
Institutional pharmacy expenses	(18,373)	(16,203)	(2,170)	13.4%
Depreciation and amortization expense	(983)	(887)	(96)	10.8%
General and administrative(2)	(12,442)	(11,133)	(1,309)	11.8%
Unrealized gain on investments in trading securities	3,516	(3,270)	6,786	(207.5)%
Unrealized loss on UBS put right related to auction rate
securities	(3,527)	—	(3,527)	—
Impairment on investments in available for sale securities	(2,947)	—	(2,947)	—
Gain on early extinguishment of debt	25,125	—	25,125	—
Interest and other income	859	1,543	(684)	(44.3)%
Interest and other expense	(979)	(1,288)	309	(24.0)%
Provision for income taxes	(516)	(566)	50	(8.8)%
Corporate and Other income (loss) from continuing operations	$7,998	$(14,598)	$22,596	154.8%

(1)          Corporate and other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2)          General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and third party service expenses.

Consolidated:

	Three months ended March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Summary of revenue:
Senior living revenue	$252,206	$216,927	$35,279	16.3%
Rehabilitation hospital revenue	24,694	24,744	(50)	(0.2)%
Corporate and other	18,265	17,206	1,059	6.2%
Total revenue	$295,165	$258,877	$36,288	14.0%

Summary of income from continuing operations:
Senior living communities	$17,992	$19,823	$(1,831)	(9.2)%
Rehabilitation hospitals	(1,028)	(806)	(222)	(27.5)%
Corporate and other	7,998	(14,598)	22,596	154.8%
Income from continuing operations	$24,962	$4,419	$20,543	464.9%

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Senior living communities:

The 16.3% increase in senior living revenue for the three months ended March 31, 2009 was due primarily to revenues from the 42 communities we began to operate after January 1, 2008 and increased per diem charges, partially offset by a decrease in occupancy.  The 1.3% increase in senior living revenue at the communities that we have operated continuously since January 1, 2008 was due primarily to increased per diem charges, partially offset by a decrease in occupancy.

Our 17.4% increase in senior living wages and benefits costs for the three months ended March 31, 2009 was primarily due to wages and benefits from the 42 communities we began to operate after January 1, 2008 and wage increases.  The 15.7% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from the other operating expenses at the 42 communities we began to operate after January 1, 2008.  The senior living community expenses for the senior living communities that we have operated continuously since January 1, 2008 have increased by 2.6%, due primarily to increases in wages and benefits.  The 25.7% rent expense increase was due to the 33 communities that we began to lease after January 1, 2008 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2008.

The 29.4% increase in depreciation and amortization expense for the three months ended March 31, 2009 was primarily attributable to our acquisition of ten communities after January 1, 2008 and our purchase of furniture and fixtures for our owned communities.

Interest and other expense decreased by 34.0%, for the three months ended March 31, 2009, primarily due to our September 2008 prepayment of two HUD insured mortgages secured by one of our communities.

Interest and other income decreased by $679,000, or 71.4%, for the three months ended March 31, 2009, primarily as a result of the recognition in the first quarter of 2008 of an $840,000 gain related to the 2003 sale of a property that was previously deferred until the buyer paid our note receivable related to the sale.

Rehabilitation hospitals:

The 0.2% decrease in rehabilitation hospital revenues for the three months ended March 31, 2009 was primarily due to lower Medicare payment rates and a decrease in occupancy.

The 1.4% increase in rehabilitation hospital expenses for the three months ended March 31, 2009 was primarily due to increases in labor and benefit expenses.

The 5.1% increase in rent expense for the three months ended March 31, 2009 was due to our payment of additional rent for rehabilitation hospital capital improvements purchased by Senior Housing since January 1, 2008.

The 88.0% decrease in depreciation and amortization expense for the three months ended March 31, 2009 was primarily attributable to our write off of long lived assets in the fourth quarter of 2008, partially offset by our purchase of computers and related information technology equipment.

Corporate and other:

The 6.2% increase in institutional pharmacy revenues for the three months ended March 31, 2009 was primarily the result of adding new customers from our senior living and third party senior living communities.

The 13.4% increase in institutional pharmacy expenses for the three months ended March 31, 2009 was primarily the result of adding new customers from our senior living and third party senior living communities and additional expenses related to the opening of a new business office and one satellite pharmacy located in Nebraska.

The 11.8% increase in general and administrative expenses for the three months ended March 31, 2009 was primarily the result of the costs associated with the 47 communities we began to operate in 2008.

The 10.8% increase in depreciation and amortization expense for the three months ended March 31, 2009 was primarily attributable to our purchase of furniture and fixtures and computers and related information technology equipment for our pharmacies and corporate and regional offices.

Our interest and other income decreased by $684,000, or 44.3%, for the three months ended March 31, 2009 primarily as a result of lower cash available for investment and lower interest rates earned on our cash investments.

Our interest and other expense decreased by $309,000, or 24.0%, primarily as a result of our retirement of $46.5 million of our outstanding Notes.

During the three months ended March 31, 2009, we recognized:

•                  an unrealized gain of $3.5 million on investments in trading securities, principally related to our holdings of auction rate securities, or ARS;

•                  an unrealized loss of $3.5 million on the value of our UBS put right;

•                  an “other than temporary” loss of $2.9 million on investments in available for sale securities.

In January 2009, we purchased and retired $46.5 million par value of our outstanding Notes for $20.0 million, plus accrued interest.  As a result of this transaction we recorded a gain on extinguishment of debt of $25.1 million during the first quarter of 2009.

For the three months ended March 31, 2009, we recognized tax expenses of $516,000, which includes tax expense of $186,000 for state taxes payable on operating income and state tax expense of $330,000 attributable to the gain on extinguishment of debt, each payable without regard to our tax loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2009, we had $23.1 million of cash flows from continuing operations.  As of March 31, 2009, we had unrestricted cash and cash equivalents of $28.4 million.  We had no amounts outstanding on our $40.0 million revolving line of credit and $37.1 million outstanding and $2.7 million available under our line with UBS.  We believe that our operations will continue to provide us with adequate cash flow to run our businesses and invest in and maintain our properties.  If, however, our occupancy continues to decline and we are unable to generate positive cash flow for some period of time, we intend to further reduce costs or to borrow additional funds from our outstanding lines of credit.

Auction Rate Securities

At March 31, 2009, we had $66.4 million invested in student loan ARS with a par value of $74.8 million which we classified as long term investments in trading securities.  The funds which we invested in ARS were held to invest in potential acquisitions.  Accordingly, these funds are not needed to fund our current operations.  Based upon our expected operating cash flows and other sources of cash, we do not expect the failure of auctions affecting our ARS holdings to have a material adverse impact upon our day to day operations or our ability to meet our liquidity needs.

In November 2008, we entered into a settlement with UBS regarding our ARS.  The settlement offer was made in connection with UBS’s settlement with the Securities and Exchange Commission, the New York Attorney General and other state agencies related to UBS’s sale and marketing of ARS.  Under the terms of the settlement, we obtained a put right pursuant to which UBS will repurchase our ARS at 100% of par value (including accrued and unpaid interest, if any) at our option during the period beginning June 2010 and ending July 2012.  In certain circumstances, UBS has the right to purchase these securities earlier at par. As part of the settlement terms, we released UBS from all claims arising from its marketing of the ARS to us.  In connection with the settlement, UBS provided us with a non-recourse credit facility secured by our investments in these ARS.  The principal amount available to us under the credit facility is up to 60% of the market value of the ARS from time to time.  As of March

31, 2009, the estimated fair value of our investment in ARS was $66.4 million, we had borrowings of $37.1 million outstanding under the credit facility and $2.7 million available for future borrowings.  Our interest rate under the credit facility varies depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 50 basis points.

We expect to sell our ARS by exercising our put right with UBS. However, if we do not exercise our put right before July 2, 2012, it will expire and UBS will have no further right or obligation to buy our ARS. The value of the put right is the difference between our estimated value of UBS’ repurchase obligation and our estimate of the fair value of the ARS.  Accordingly, the value of the put right may increase or decrease as our estimate of the value of UBS’ repurchase obligation and our estimate of the fair value of the ARS changes.  We reassess the fair values in each reporting period based on several factors, including auction and investment redemption experience, changes in credit ratings of UBS and our ARS investments, market risk and other factors. During the quarter ended March 31, 2009 we had an unrealized gain of $3.5 million on our investments in ARS and we recognized a corresponding $3.5 million decrease in the fair value of the put right.

Assets and Liabilities

Our total current assets at March 31, 2009 were $116.3 million, compared to $114.3 million at December 31, 2008.  At March 31, 2009, we had cash and cash equivalents of $28.4 million compared to $16.1 at December 31, 2008.  Our current liabilities were $135.8 million at March 31, 2009, compared to $129.1 million at December 31, 2008.

We had cash flows from continuing operations of $23.1 million for the first three months of 2009 as compared with $21.7 million for the same period of 2008.  Acquisitions of property plant and equipment, on a net basis after considering the proceeds from sales of fixed assets to Senior Housing, were $6.2 million and $2.1 million for the three month periods ended March 31, 2009 and 2008, respectively.  During the first three months of 2009, we purchased and retired $46.5 million par value of our Notes for $20.0 million plus accrued interest.

Our Leases with Senior Housing

As of March 31, 2009, we leased 181 senior living communities and two rehabilitation hospitals from Senior Housing under seven leases (in four combinations).  Our leases with Senior Housing require us to pay minimum rent of $173.9 million annually and percentage rent for most senior living communities but not for our rehabilitation hospitals.  We paid approximately $639,000 and $1.0 million in percentage rent to Senior Housing for the three months ended March 31, 2009 and 2008, respectively.

Upon our request, Senior Housing may purchase capital improvements made at the properties we lease from Senior Housing and increase our rent pursuant to contractual formulas.  During the three months ended March 31, 2009, Senior Housing reimbursed us $12.7 million for capital expenditures made at the properties leased from Senior Housing and these purchases resulted in our annual rent being increased by $1.0 million.

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

At some of our senior living communities and at our rehabilitation hospitals and clinics, operating revenues for skilled nursing and rehabilitation services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues were earned primarily at our SNFs and rehabilitation hospitals.  We derived 33.8% and 37.2% of our revenues from these programs during the three months ended March 31, 2009 and 2008, respectively.

Our net Medicare revenues from services to senior living community residents totaled $37.2 million and $34.6 million for the three months ended March 31, 2009 and 2008, respectively.  In October 2008 our senior living community

Medicare rates increased by approximately 3.5% over the prior period.  Our net Medicaid revenues from services to senior living community residents totaled $39.9 million and $38.2 million for the three months ended March 31, 2009 and 2008, respectively.  Federal agencies and some members of Congress have proposed Medicare and Medicaid policy changes and freezes on rate increases or rate reductions to be phased in during the next several years.  The Federal Centers for Medicare and Medicaid Services, or CMS, has recently proposed  rules that it estimates would decrease aggregate Medicare payments to SNFs by  approximately 1.2%  in federal fiscal year 2010.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or are expected to freeze or reduce Medicaid rates.  The current recession and worsening economic conditions are causing budget shortfalls in many states, increasing the likelihood of Medicaid rate reductions, freezes on rate increases, or increases that are insufficient to offset increasing operating costs.  The magnitude of the potential Medicare and Medicaid rate reductions and the impact on us of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations. Effective as of October 1, 2008 CMS increased Medicare rates for SNFs by approximately 3.5% for the federal fiscal year ending September 30, 2009, under a rule adding an annual update to account for inflation in the cost of goods and services included in a SNF stay.  CMS had proposed a recalibration of the payment categories for SNFs, which would have resulted in a net reduction of rates by approximately 0.3% in federal fiscal year 2009, but delayed the recalibration in order to continue to evaluate the data.  CMS has recently issued proposed rules recalibrating the Medicare prospective payment categories for SNFs for federal fiscal year 2010.  If CMS adopts the proposed rules, the recalibration will result in a decrease of approximately 3.3% in projected SNF payments, offset by a proposed increase of approximately 2.1% to account for inflation.  As a result, CMS anticipates that aggregate Medicare payments for SNFs would be reduced by approximately 1.2% in fiscal year 2010, for discharges on or after October 1, 2009.  On July 15, 2008, as part of the Medicare Improvements for Patients and Providers Act of 2008, Congress enacted an 18-month extension of the Medicare outpatient therapy exception process through the end of 2009, under which Medicare may approve payments for medically necessary outpatient therapies which exceed the Medicare payment caps.  This July 15, 2008 law forestalls a reduction in certain therapy revenues that we have historically realized.

Approximately 63.4% and 66.3% of our revenues from our two rehabilitation hospitals came from the Medicare and Medicaid programs for the three months ended March 31, 2009 and 2008, respectively.  In October 2007, the Medicare rates at our inpatient rehabilitation facilities, or IRFs, increased by approximately 3.2% over the prior period.  However, this increase was later rescinded and, for payments on and after April 1, 2008, the Medicare rate increase was reset to zero per cent for federal fiscal years 2008 and 2009.  Also, on July 1, 2008, CMS issued a rule updating the Medicare IRF prospective rate formulas for the federal fiscal year 2009.  The rule revises the weights assigned to patient case-mix groups that are used to calculate rates under the IRF prospective payment system, and re-sets the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for the year.  CMS estimated that the rule would result in a decrease of 0.7% to total Medicare payments to IRFs for the year.  CMS has recently proposed an increase of approximately 2.4% to Medicare prospective payment rates at IRFs for fiscal year 2010, to account for inflation and update the outlier payment limits.  If adopted, this increase would take effect as of October 1, 2009.  In May 2004, CMS issued the “75% Rule” establishing revised Medicare criteria that rehabilitation hospitals are required to meet in order to participate as IRFs in the Medicare program.  As recently amended, the rule requires that for cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of the CMS’s designated medical conditions.  An IRF that fails to meet the requirements of this rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. As of March 31, 2009 and May 6, 2009, we believe we are in compliance with the CMS requirements to remain an IRF.  However, the actual percentage of patients at these hospitals who meet these Medicare requirements may not be or remain as high as we believe or anticipate or may decline.  Our failure to remain in compliance, or a CMS finding of noncompliance, if it occurs, will result in our receiving lower Medicare rates than we currently receive at our rehabilitation hospitals.

Debt Financings and Covenants

In October 2006, we issued $126.5 million principal amount of Notes.  These Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  These Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021.  We issued these Notes pursuant to an indenture which contains various customary covenants.  As of March 31, 2009 and May 6, 2009, we believe we are in compliance with all applicable covenants of this indenture.

In January 2009, we purchased and retired $46.5 million par value, or 36.8%, of our outstanding Notes for $20.0 million plus accrued interest.  We financed this purchase, principally by borrowings under our UBS credit facility.  As a result of this transaction, we recorded a gain of $25.1 million net of related unamortized costs on early extinguishment of debt.

In April 2009, we purchased and retired an additional $8.5 million par value of our outstanding Notes for $3.7 million, plus accrued interest.  We financed this purchase principally by borrowings under our UBS credit facility.  As a result of this transaction, we expect to record a $4.5 million gain, net of related unamortized costs, on early extinguishment of debt in the second quarter of 2009.

We have a $40.0 million revolving secured credit facility with a financial institution available for general business purposes, including acquisitions and working capital, which is currently scheduled to expire in May 2010. The amount we are able to borrow at any time is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios; and this facility also places limits on our ability to incur or assume debt or create liens with respect to certain of our assets and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may borrow under this credit facility may be increased to $80.0 million.  The termination date may be extended twice, in each case by 12 months upon our payment of extension fees and other conditions, including lender’s approvals.  As of March 31, 2009 and May 6, 2009, no amounts were outstanding with $40.0 million available under this credit facility.  As of March 31, 2009 and May 6, 2009, we believe we are in compliance with all applicable covenants under this credit facility.

We may borrow additional amounts under the facility before it expires in May 2010.  If we have outstanding borrowings under the facility and are unable to extend it when it expires, we would need to explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and engaging in sale leaseback transactions relating to some or all of our owned communities.  While we believe we will be able to extend this facility or raise funds to repay any outstanding borrowings, there can be no assurance that we will be able to do so or that our cost associated with any such transaction will be reasonable.  If current capital market conditions continue or worsen, our lender under this facility may be unable or unwilling to fund advances which we request or to extend or renew this facility when it expires and we may not be able to access additional capital.  Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in a material increase in the interest rate under this facility when it is extended or renewed.

In November 2008, we entered into a non-recourse credit facility with UBS which is available for acquisitions, working capital and general business purposes.  The amount we are able to borrow is 60% of the fair value of the ARS which are collateral for the loan and such amount may vary over time.  Our interest rate under the credit facility varies depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 50 basis points.  As of March 31, 2009, the estimated fair value of our investment in ARS was $66.4 million.  As of March 31, 2009 we had $37.1 outstanding under this credit facility and $2.7 million remained available for drawing.  As of May 6, 2009, we have $39.8 million outstanding under this credit facility and no amounts remain available. As of March 31, 2009 and May 6, 2009 we believe we are in compliance with all applicable covenants under this credit facility.

At March 31, 2009, three of our communities were encumbered by HUD insured mortgages totaling $12.6 million.  The weighted average interest rate on these mortgages is 6.23%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.  As of March 31, 2009 and May 6, 2009, we believe we are in compliance with all covenants of these mortgages.

Related Person Transactions

Senior Housing is our former parent company and we have various continuing relationships with Senior Housing.  We lease 181 senior living communities and two rehabilitation hospitals that we operated on March 31, 2009 from Senior Housing for total annual minimum rent of $173.9 million.  In addition to the minimum rent, we paid $639,000 and $1.0 million in percentage rent to Senior Housing for the three months ended March 31, 2009 and 2008, respectively.

Upon our request, Senior Housing may purchase our capital improvements and other investments made at the properties we lease from Senior Housing and increase our rent pursuant to contractual formulas.  During the three months ended March 31, 2009, Senior Housing reimbursed us $12.7 million for capital expenditures made at the properties leased from Senior Housing and these purchases resulted in our annual rent being increased by $1.0 million.

In February 2009 we invested $25,000 in an insurance company with Reit Management & Research, LLC, or RMR, and other companies to which RMR provides management services, and in April 2009 we invested an additional $5.0 million in this insurance company.  We currently own approximately 16.67% of this insurance company.

We believe that all transactions with all parties are on reasonable commercial terms.  We also believe that our relationship with Senior Housing benefits us and, in fact, provide us competitive advantages in operating and growing our businesses.

Other historical and continuing related party transactions are described in our Annual Report on Form 10K for the year ended December 31, 2008 and in our definitive proxy statement for our 2009 annual meeting, both of which are filed at the Securities and Exchange Commission, or SEC, and available at the SEC website www.sec.gov.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates remains unchanged since December 31, 2008.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO MEET OUR DEBT OBLIGATIONS;

•                  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER RATE SETTING AND REGULATORY REQUIREMENTS;

•                  THE FINANCIAL CAPACITY OF UBS TO MEET ITS OBLIGATIONS TO US AND TO PURCHASE OUR ARS;

•                  OUR POTENTIAL SALE OF PROPERTIES THAT ARE CLASSIFIED AS HELD FOR SALE ON OUR CONSOLIDATED BALANCE SHEET;

•                  OUR PARTICIPATING IN THE INSURANCE COMPANY BEING FORMED AND LICENSED IN THE STATE OF INDIANA WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS;

•                  COMPETITION WITHIN THE SENIOR LIVING INDUSTRY AND OUR OTHER BUSINESSES;

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS;

•                  CHANGES IN MEDICARE AND MEDICAID POLICIES WHICH COULD RESULT IN REDUCTION OF RATES OF PAYMENT OR A FAILURE OF THESE RATES TO COVER OUR COST INCREASES;

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, RMR, SENIOR HOUSING AND THEIR AFFILIATES; AND

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

•                  OUR PARTICIPATION IN THE INSURANCE BUSINESS WITH RMR AND ITS AFFILIATES INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES.  AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS WHICH COULD LEAVE OUR COMPANY UNDERINSURED AND INCREASE ITS FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM OTHER INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN THIS INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT;

•                  WE EXPECT TO OPERATE OUR REHABILITATION HOSPITALS AND PHARMACIES PROFITABLY.  HOWEVER, WE HAVE HISTORICALLY EXPERIENCED LOSSES FROM THESE OPERATIONS AND WE MAY BE UNABLE TO OPERATE THESE BUSINESSES PROFITABLY; AND

•                  OUR RESIDENTS AND PATIENTS MAY BE UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS.

OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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
Dated: May 6, 2009

/s/ Francis R. Murphy III
Francis R. Murphy III
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: May 6, 2009