Form 10-Q
period 2009-06-30
FIVE STAR QUALITY CARE INC
filed 2009-08-10
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

(Registrant’s Telephone Number, Including Area Code): 617-796-8387

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

Number of registrants’ shares of common stock, $0.01 par value, outstanding as of August 10, 2009: 35,436,064.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2009

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$21,749	$16,138
Accounts receivable, net of allowance of $6,523 and $6,292 at June 30, 2009 and December 31, 2008, respectively	61,666	66,023
Prepaid expenses	5,564	8,058
Investments in trading securities	66,577	—
Investments in available for sale securities	7,961	7,232
Restricted cash	4,799	4,943
Restricted investments	2,867	2,575
UBS put right related to auction rate securities	7,794	—
Other current assets	9,072	7,907
Assets of discontinued operations	—	1,385
Total current assets	188,049	114,261

Property and equipment, net	189,241	190,627
Investment in trading securities	—	62,866
Equity investment in Affiliates Insurance Company	4,964	—
UBS put right related to auction rate securities	—	11,081
Restricted cash	6,002	6,279
Restricted investments	7,825	7,089
Goodwill and other intangible assets	15,550	15,752
Other long term assets	3,755	4,683
	$415,386	$412,638

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,198	$28,443
Accrued expenses	17,250	18,460
Accrued compensation and benefits	45,906	36,560
Due to Senior Housing Properties Trust	15,406	14,908
UBS secured revolving credit facility related to auction rate securities	39,857	—
Mortgage notes payable	153	149
Accrued real estate taxes	9,550	9,304
Security deposit liability	11,782	12,521
Other current liabilities	9,019	8,531
Liabilities of discontinued operations	—	263
Total current liabilities	174,121	129,139

Long term liabilities:
UBS secured revolving credit facility related to auction rate securities	—	21,875
Mortgage notes payable	12,363	12,441
Convertible senior notes	67,172	126,500
Continuing care contracts	2,767	3,183
Accrued self insurance obligations	23,563	22,410
Other long term liabilities	11,167	11,751
Total long term liabilities	117,032	198,160

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, par value $0.01:1,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01: 50,000,000 shares authorized, 32,236,064 and 32,205,604 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	322	322
Additional paid-in capital	287,437	287,204
Accumulated deficit	(166,655)	(200,605)
Unrealized gain (loss) on investments in available for sale securities	3,129	(1,582)
Total shareholders’ equity	124,233	85,339
	$415,386	$412,638

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Senior living revenue	$253,169	$227,752	$504,590	$443,868
Rehabilitation hospital revenue	25,673	24,421	50,367	49,165
Institutional pharmacy revenue	18,285	18,281	36,550	35,487
Total revenues	297,127	270,454	591,507	528,520

Operating expenses:
Senior living wages and benefits	129,983	111,287	257,526	219,828
Other senior living operating expenses	60,135	58,441	121,718	111,637
Rehabilitation hospital expenses	22,749	22,615	45,648	45,207
Institutional pharmacy expenses	18,288	17,347	36,661	33,550
Rent expense	44,625	39,255	88,596	74,677
General and administrative	13,007	11,722	25,449	22,855
Depreciation and amortization	4,269	3,642	8,444	7,271
Total operating expenses	293,056	264,309	584,042	515,025

Operating income	4,071	6,145	7,465	13,495

Interest, dividend and other income	784	1,302	1,915	3,796
Interest and other expense	(1,246)	(1,600)	(2,426)	(3,194)
Unrealized gain (loss) on investments in trading securities	195	(1,096)	3,711	(4,366)
Unrealized gain (loss) on UBS put right related to auction rate securities	239	—	(3,287)	—
Equity in losses of Affiliates Insurance Company	(109)	—	(109)	—
Gain on early extinguishment of debt	6,106	—	31,231	—
Impairment of investments in available for sale securities	—	—	(2,947)	—

Income from continuing operations before income taxes	10,040	4,751	35,553	9,731
Provision for income taxes	(993)	(444)	(1,509)	(1,010)
Income from continuing operations	9,047	4,307	34,044	8,721
Loss from discontinued operations	(469)	(818)	(94)	(3,615)

Net income	$8,578	$3,489	$33,950	$5,106

Weighted average shares outstanding - basic	32,236	31,831	32,221	31,825

Weighted average shares outstanding - diluted	37,728	41,562	38,437	41,556

Basic income (loss) per share from:
Continuing operations	$0.28	$0.14	$1.06	$0.27
Discontinued operations	(0.01)	(0.03)	—	(0.11)
Net income per share - basic	$0.27	$0.11	$1.06	$0.16

Diluted income (loss) per share from:
Continuing operations	$0.26	$0.13	$0.92	$0.26
Discontinued operations	(0.01)	(0.02)	—	(0.09)
Net income per share - diluted	$0.25	$0.11	$0.92	$0.17

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$33,950	$5,106
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,444	7,271
Gain on early extinguishment of debt	(31,231)	—
Loss from discontinued operations	94	3,615
Unrealized (gain) loss on investments in trading securities	(3,711)	4,366
Unrealized loss on UBS put right related to auction rate securities	3,287	—
Equity in losses of Affiliates Insurance Company	109	—
Impairment of investments in available for sale securities	2,947	—
(Gain) loss on available for sale securities	(729)	563
Provision for losses on receivables, net	231	861
Changes in assets and liabilities:
Accounts receivable	4,126	(2,765)
Prepaid expenses and other assets	490	5,346
Investment securities	—	(13,050)
Accounts payable and accrued expenses	(4,455)	(2,161)
Accrued compensation and benefits	9,346	8,068
Due to Senior Housing Properties Trust	498	2,253
Other current and long term liabilities	148	2,821
Cash provided by operating activities	23,544	22,294

Net cash provided by (used in) discontinued operations	1,028	(463)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts, net	1,390	(434)
Acquisition of property and equipment	(31,108)	(36,862)
Acquisition of senior living communities, net of working capital assumed	—	3,204
Investment in Affiliates Insurance Company	(5,074)	—
Proceeds from disposition of property and equipment held for sale	24,240	27,263
Cash used in investing activities	(10,552)	(6,829)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	48,791	—
Repayments of borrowings on credit facilities	(30,809)	—
Purchase and retirement of convertible senior notes	(26,317)	—
Repayments of mortgage notes payable	(74)	(117)
Cash used in financing activities	(8,409)	(117)

Change in cash and cash equivalents	5,611	14,885
Cash and cash equivalents at beginning of period	16,138	30,999
Cash and cash equivalents at end of period	$21,749	$45,884

Supplemental cash flow information:
Cash paid for interest	$2,103	$2,654
Cash paid for income taxes	$1,640	$1,428

Non-cash investing and financing activities:
Issuance of common stock	$89	$143

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

In preparing these condensed consolidated financial statements, we evaluated events that occurred through August 10, 2009, the date of issuance of these condensed consolidated financial statements, for potential recognition or disclosure.

We operate senior living communities, including independent living or congregate care communities, assisted living communities and skilled nursing facilities, or SNFs.  As of June 30, 2009, we leased or owned and operated 207 senior living communities containing 22,027 living units, including 159 primarily independent and assisted living communities with 17,675 living units and 48 SNFs with 4,352 units.

Of our 159 primarily independent and assisted living communities, we:

•                                          leased 132 communities containing 15,499 living units from Senior Housing Properties Trust, or Senior Housing, our former parent;

•                                          leased four communities with 200 living units from Health Care Property Investors; and

•                                          owned 23 communities with 1,976 living units.

Of our 48 SNFs, we:

•                                          leased 46 facilities from Senior Housing with 4,081 units; and

•                                          owned two facilities with 271 units.

In aggregate, our 207 senior living communities included 6,233 independent living apartments, 9,622 assisted living units and 6,172 skilled nursing units.  Excluded from the preceding data are three senior living communities which we leased from Senior Housing, including two assisted living senior living communities containing 173 living units and one SNF containing 62 units, which have been classified as discontinued operations.

We also own and operate five institutional pharmacies and we operate two rehabilitation hospitals with 321 beds that we lease from Senior Housing.  Our two rehabilitation hospitals provide inpatient services at the two hospitals and three satellite locations.  In addition, we operate 14 outpatient clinics affiliated with these rehabilitation hospitals.

Note 2. New Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board, or APB, 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, or FSP 107-1, which extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim financial statements of

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

publicly traded companies as defined in APB Opinion No. 28, “Interim Financial Reporting”. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. We have adopted FSP 107-1 effective April 1, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly”, or FSP 157-4, which amends SFAS No. 157, “Fair Value Measurements” to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to  normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We have evaluated the effect of the adoption of FSP 157-4 and have concluded it has no material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP 115-2, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009.  We have evaluated the effect of the adoption of FSP 115-2 and have concluded that it has no material effect on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, or SFAS No. 165.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim and annual fiscal periods ending after June 15, 2009.  We have adopted SFAS No. 165 effective April 1, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, or SFAS No. 168, or the Codification, and, in doing so, authorized the Codification as the sole source for authoritative U.S. Generally Accepted Accounting Principles, or GAAP.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it’s effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the Securities and Exchange Commission, or the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the Codification.  We have evaluated the effect of SFAS No. 168 and have concluded that it will have no material effect on our financial position or results of operations.

Note 3. Property and Equipment

Property and equipment, at cost, consists of the following at:

	June 30, 2009	December 31, 2008
Land	$14,775	$16,976
Buildings and improvements	144,580	147,205
Furniture, fixtures and equipment	70,849	63,770
	230,204	227,951
Accumulated depreciation	(40,963)	(37,324)
	$189,241	$190,627

As of June 30, 2009 and December 31, 2008, we had assets classified as “held for sale” of $4,642 and $11,272, respectively, included in our property and equipment that we intend to sell to Senior Housing as permitted by our leases.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 4. Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2009 and 2008 is summarized below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$8,578	$3,489	$33,950	$5,106
Loss on investments considered other than temporary	—	—	2,947	—
Unrealized gain (loss) on investments	3,723	(1,463)	1,764	(623)
Comprehensive income	$12,301	$2,026	$38,661	$4,483

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

Our revenues by segments and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations before income taxes for the three and six months ended June 30, 2009 and 2008 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended June 30, 2009
Revenues	$253,169	$25,673	$18,285	$297,127
Segment expenses:
Operating expenses	190,118	22,749	18,288	231,155
Rent expense	41,787	2,838	—	44,625
Depreciation and amortization	3,265	16	988	4,269
Total segment expenses	235,170	25,603	19,276	280,049

Segment operating profit (loss)	17,999	70	(991)	17,078
General and administrative expenses(2)	—	—	(13,007)	(13,007)
Operating income (loss)	17,999	70	(13,998)	4,071
Interest, dividend and other income	21	—	763	784
Interest and other expense	(201)	—	(1,045)	(1,246)
Unrealized gain on investments in trading securities	—	—	195	195
Unrealized gain on UBS put right related to auction rate securities	—	—	239	239
Equity in losses of Affiliates Insurance Company	—	—	(109)	(109)
Gain on early extinguishment of debt	—	—	6,106	6,106
Provision for income taxes	—	—	(993)	(993)
Income (loss) from continuing operations	$17,819	$70	$(8,842)	$9,047

Total Assets as of June 30, 2009	$259,108	$17,363	$138,915	$415,386

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended June 30, 2008
Revenues	$227,752	$24,421	$18,281	$270,454
Segment expenses:
Operating expenses	169,728	22,615	17,347	209,690
Rent expense	36,574	2,681	—	39,255
Depreciation and amortization	2,442	309	891	3,642
Total segment expenses	208,744	25,605	18,238	252,587

Segment operating profit (loss)	19,008	(1,184)	43	17,867
General and administrative expenses(2)	—	—	(11,722)	(11,722)
Operating profit (loss)	19,008	(1,184)	(11,679)	6,145
Interest, dividend and other income	95	—	1,207	1,302
Interest and other expense	(327)	—	(1,273)	(1,600)
Unrealized loss of investments in trading securities	—	—	(1,096)	(1,096)
Provision for income taxes	—	—	(444)	(444)
Income (loss) from continuing operations	$18,776	$(1,184)	$(13,285)	$4,307

Total Assets as of June 30, 2008	$250,021	$20,925	$109,899	$380,845

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Six months ended June 30, 2009
Revenues	$504,590	$50,367	$36,550	$591,507
Segment expenses:
Operating expenses	379,244	45,648	36,661	461,553
Rent expense	82,972	5,624	—	88,596
Depreciation and amortization	6,419	53	1,972	8,444
Total segment expenses	468,635	51,325	38,633	558,593

Segment operating profit (loss)	35,955	(958)	(2,083)	32,914
General and administrative expenses(2)	—	—	(25,449)	(25,449)
Operating income (loss)	35,955	(958)	(27,532)	7,465
Interest, dividend and other income	293	—	1,622	1,915
Interest and other expense	(403)	—	(2,023)	(2,426)
Unrealized loss on investments in trading securities	—	—	3,711	3,711
Impairment on investments in available for sale securities	—	—	(2,947)	(2,947)
Unrealized loss on UBS put right related to auction rate securities	—	—	(3,287)	(3,287)
Equity losses of Affiliates Insurance Company	—	—	(109)	(109)
Gain on early extinguishment of debt	—	—	31,231	31,231
Provision for income taxes	—	—	(1,509)	(1,509)
Income (loss) from continuing operations	$35,845	$(958)	$(843)	$34,044

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Six months ended June 30, 2008
Revenues	$443,868	$49,165	$35,487	$528,520
Segment expenses:
Operating expenses	331,465	45,207	33,550	410,222
Rent expense	69,346	5,331	—	74,677
Depreciation and amortization	4,876	617	1,778	7,271
Total segment expenses	405,687	51,155	35,328	492,170

Segment operating profit (loss)	38,181	(1,990)	159	36,350
General and administrative expenses(2)	—	—	(22,855)	(22,855)
Operating income (loss)	38,181	(1,990)	(22,696)	13,495
Interest, dividend and other income	1,044	—	2,752	3,796
Interest and other expense	(633)	—	(2,561)	(3,194)
Gain on early extinguishment of debt	—	—	(4,366)	(4,366)
Provision for income taxes	—	—	(1,010)	(1,010)
Income (loss) from continuing operations	$38,592	$(1,990)	$(27,881)	$8,721

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

Note 6.  Income Taxes

Because we have historically reported losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  When we believe that we will more likely than not recover our deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statement of operations, which will affect our results of operations.  As of December 31, 2008, our federal net operating loss carry forward was approximately $165,361.  Our net operating loss carry forwards, that begin to expire in 2023 if unused, are subject to audit and adjustments by the Internal Revenue Service.

For the six months ended June 30, 2009, we recognized tax expenses of $1,509, which includes $158 of alternative minimum taxes, tax expense of $847 for state taxes on operating income and state tax expense of $437 attributable to the gain on extinguishment of debt, each payable without regard to our tax loss carry forwards.  Tax expense also includes $67 related to a non-cash deferred liability arising from the amortization of goodwill for tax purposes but not for book purposes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 7.  Earnings Per Share

Basic earnings per share, or EPS, for the three and six months ended June 30, 2009 and 2008 is computed using the weighted average number of shares outstanding during the periods.  Diluted EPS for the three and six months ended June 30, 2009 and 2008 reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The outstanding weighted average shares used to calculate basic and diluted EPS include approximately 330,000 and 82,000 unvested shares as of June 30, 2009 and 2008, respectively, issued  to officers and others under our 2001 Stock Option and Stock Incentive Plan.

The following table provides a reconciliation of net income and the number of common shares used in the computations of diluted EPS:

	Three Months Ended June 30,
	2009			2008
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$9,047	32,236	$0.28	$4,307	31,831	$0.14
Effect of Convertible Senior Notes	579	5,492		1,115	9,731
Diluted income from continuing operations	$9,626	37,728	$0.26	$5,422	41,562	$0.13

Diluted loss from discontinued operations	$(469)	37,728	$(0.01)	$(818)	41,562	$(0.02)

	Six Months Ended June 30,
	2009			2008
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$34,044	32,221	$1.06	$8,721	31,825	$0.27
Effect of Convertible Senior Notes	1,300	6,216		2,230	9,731
Diluted income from continuing operations	$35,344	38,437	$0.92	$10,951	41,556	$0.26

Diluted loss from discontinued operations	$(94)	38,437	$—	$(3,615)	41,556	$(0.09)

Note 8.  Fair Values of Assets and Liabilities

The table below presents the assets and liabilities measured at fair value at June 30, 2009, categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long lived assets held for sale (1)	$4,642	$—	$4,642	$—
Investments in trading securities (2)	66,577	—	—	66,577
UBS put right(3)	7,794	—	—	7,794
Investments in available for sale securities (4)	18,653	18,653	—	—
Total assets	$97,666	$18,653	$4,642	$74,371

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

(2) Our investments in trading securities consist of auction rate securities, or ARS, which are primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  Due to events in the credit markets, auctions for our ARS failed starting in the first quarter of 2008 and there is currently no market, or a very illiquid market, in which we might sell these securities.  We measured the fair value of these securities by reference to a statement provided by UBS AG, or UBS, that was calculated with the assistance of a valuation model.  This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate discount rate.  The analysis also included a comparison, when possible, to observable market data of securities with characteristics similar to our ARS.  We reviewed the components of, and calculations made under, UBS’s model.  Due to the changes in fair value for our ARS for the six months ended June 30, 2009, we have recorded an unrealized gain of $3,711. We have entered a settlement agreement with UBS related to our investment in ARS.  Pursuant to this agreement we have the right, or our UBS put right, to require UBS to acquire our ARS at par value on June 30, 2010.  On June 30, 2009, we reclassified our ARS from non-current to current investments since we expect to exercise our UBS put right within one year.

(3) We valued our UBS put right by taking into consideration the fair value of our ARS, the amounts outstanding on our loan with UBS and a factor representing our credit party risk with UBS.  The largest risk associated with our put right is the continued financial solvency of UBS. The value of our UBS put right typically fluctuates inversely with the value of the ARS that we hold, however, during the second quarter, we recognized an unrealized gain on both our ARS and, due to a decline in the credit default swap rate for UBS, the value of our UBS put right.  The increase in value of our ARS for the six months ended June 30, 2009 caused an unrealized loss of $3,287 in the value of our UBS put right.  We have accounted for our UBS put right as a freestanding financial instrument and elected to carry it at its estimated fair market value under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets”.   We elected the fair value option since we expect that, other than changes in UBS’ credit default swap rate and our borrowings on the UBS line, the changes in fair value of the UBS put right will be offset by the fair value change in the ARS.  On June 30, 2009, we reclassified our UBS put right from non-current to current assets due to our expectation to exercise our UBS put right on June 30, 2010.

(4) Investments in available for sale securities consist primarily of preferred securities and are reported on our balance sheet as current investments in available for sale securities of $7,961, current restricted investments of $2,867 and long term restricted investments of $7,825.  These securities are carried at fair value utilizing quoted market prices with changes in fair value recorded in other comprehensive income and have an amortized cost of $15,444 and $18,524 as of June 30, 2009 and December 31, 2008.  When a change in fair value is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  As of June 30, 2009 and 2008, these securities had unrealized gains of $3,436 and $88 and unrealized losses of $227 and $1,716, respectively.  If we determine that a valuation adjustment is “other than temporary”, we would record a charge to earnings.  We determine the estimated fair value of our available for sale investments by reviewing the current market price, the ratings of the security, the financial condition of the obligor, and our intent and ability to retain the investment for a sufficient period to allow for recovery in the market value of the investment.  In evaluating the factors described above, we presume a decline in value to be “other than temporary” if the quoted market price of the security is below the investment’s cost basis for an extended period.  However, the presumption may be overcome if there is persuasive evidence indicating the decline is temporary in nature, such as if the operating performance of the obligor is strong or the market price of the security is historically volatile.  During the six months ended June 30, 2009, we have recorded an “other than temporary” loss of $2,947, due to current economic conditions involving the companies that issued the securities we hold.  Unrealized gains earned on our available for sale investments are recorded in other comprehensive income for the current period and will be recorded in the statement of income when they are sold.  At June 30, 2009, 11 of the preferred securities we hold are in a loss position that has ranged from six to 45 months and have accumulated losses of $227.  We consider these investments temporarily impaired since we believe we have the ability, and maintain our intent, to hold these investments until recovery of market value occurs.

The table below presents the change in fair value measurements that used Level 3 inputs for the six months ended June 30, 2009:

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Investments in trading securities	UBS put right
Balance at December 31, 2008	$62,866	$11,081
Change in value recognized in earnings	3,516	(3,527)
Balance at March 31, 2009	66,382	7,554
Change in value recognized in earnings	195	240
Balance at June 30, 2009	$66,577	$7,794

We adopted FSP 107-1 as of April 1, 2009 which requires quarterly fair value disclosures for financial instruments rather than annual disclosure.  Our financial instruments are limited to cash and cash equivalents, accounts receivable, investments in trading securities, investments in available for sale securities, accounts payable, mortgage notes payable, our UBS put right and our convertible senior notes.  We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts due to the short term nature of these instruments.

The carrying values and fair values of non-current financial asset and liabilities, that qualify as financial instruments under FSP 107-1 are shown in the following table.

	As of June 30, 2009		As of December 31, 2008
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term financial assets:
Investments in trading securities(1)	$—	$—	$62,866	$62,866
Restricted cash and investments(2)	13,827	13,827	13,368	13,368
Equity investment in Affiliates Insurance Company(3)	4,964	4,964	—	—
UBS put right related to auction rate securities(4)	—	—	11,081	11,081
Total long term financial assets	$18,791	$18,791	$87,315	$87,315

Long term financial liabilities:
UBS secured revolving credit facility(5)	$—	$—	$21,875	$21,875
Mortgage notes payable(2)	12,363	12,363	12,441	12,441
Convertible senior notes(6)	67,172	40,303	126,500	42,884
Total long term financial liabilities	$79,535	$52,666	$160,816	$77,200

(1) We measured the fair value of these securities by reference to a statement provided by UBS that was calculated with the assistance of a valuation model.  This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate discount rate.  The analysis also included a comparison, when possible, to observable market data of securities with characteristics similar to our ARS.  We reviewed the components of, and calculations made under, UBS’s model.

(2) The carrying value of our restricted cash and investments and our mortgage notes payable approximates its fair value.

(3) We measured the fair value of our equity investment in AIC (as defined below) by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

(4) We have accounted for our UBS put right as a freestanding economic hedge for a financial asset (our investments in ARS) and elected to carry it at its estimated fair market value under the fair value option.

(5) The carrying value of our UBS secured revolving credit facility approximates fair value.

(6) We estimate the fair value of our convertible senior notes is determined using quoted market data for these securities.

Note 9.  Lines of Credit

We have a $40,000 revolving line of credit. Our revolving line of credit is available for acquisitions, working capital and general business purposes and is currently scheduled to expire in May 2010. The amount we are able to borrow at any time is subject to limitation based upon qualifying collateral. We are the borrower under this revolving line of credit and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets. We borrow in U.S. dollars and borrowings under our revolving line of credit require annual interest at LIBOR plus a premium. The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may borrow under this credit facility may be increased to $80,000. The termination date may be extended twice, in each case by 12 months, subject to lender approval, our payment of extension fees and other conditions. As of June 30, 2009 and August 10, 2009, no amounts were outstanding and $40,000 was available under this line of credit. As of June 30, 2009 and August 10, 2009, we believe we are in compliance with all applicable covenants under this revolving line of credit. Interest expense and other associated costs related to this facility were $127 and $34 for the three months ended June 30, 2009 and 2008, respectively, and $166 and $83 for the six months ended June 30, 2009 and 2008, respectively.

Pursuant to our settlement agreement with UBS, we have a non-recourse credit facility with UBS which is available for acquisitions, working capital and general business purposes. The amount we are able to borrow at any time is 60% of the market value of the ARS which are collateral for the loan.  Such amount may vary over time. Our interest rate under the credit facility will also vary depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 50 basis points. On June 30, 2009, we reclassified our ARS from non-current to current investments since we expect to exercise our put right with UBS within one year.  As a result, on June 30, 2009, we also reclassified our outstanding borrowings from long-term to current as the loan must be repaid with the proceeds from the exercise of our UBS put right.  As of June 30, 2009 and August 10, 2009, we had $39,857 outstanding under this credit facility and approximately $89 remained available to borrow.  As of June 30, 2009 and August 10, 2009, we believe we are in compliance with all applicable covenants under this revolving credit facility. Interest expense and other associated costs related to this facility were $243 and $312 for the three and six months ended June 30, 2009, respectively.

Note 10.  Mortgages Payable

At June 30, 2009, three of our communities were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgages totaling $12,516.  The weighted average interest rate on these loans was 6.23%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants. In September 2008, we repaid two HUD insured mortgages that were secured by one of our senior living communities.  Mortgage interest expense, including premium amortization, was $201 and $327 for the three months ended June 30, 2009 and 2008, respectively, and $403 and $633 for the six months ended June 30, 2009 and 2008, respectively.

Note 11. Convertible Senior Notes due 2026

In October 2006, we issued $126,500 principal amount of our Convertible Senior Notes due 2026, or the Notes, pursuant to an indenture which contains customary covenants.  Our net proceeds from this offering were

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

approximately $122,600. The Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share.  A holder that surrenders Notes for conversion in connection with a “make-whole fundamental change”, as defined in the indenture governing the Notes that occurs before October 20, 2011 may in some circumstances be entitled to an increased conversion rate.  Interest expense and other associated costs on the Notes were $675 and $1,239 for the three months ended June 30, 2009 and 2008, respectively, and $1,545 and $2,478 for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009 and August 10, 2009, we believe we are in compliance with all applicable covenants of this indenture.

In January 2009, we retired $46,500 par value, or 36.8%, of our outstanding Notes that we had purchased for $20,000, plus accrued interest.  We funded this purchase principally by borrowings under our UBS credit facility.  As a result of these purchases, we recorded a $25,125 gain, net of related unamortized costs, on early extinguishment of debt.

In April and May 2009, we retired an additional $12,800 par value of our outstanding Notes that we had purchased for $6,317, plus accrued interest.  We funded this purchase principally from cash generated by our operations and borrowings under our UBS credit facility.  As a result of these purchases, we recorded a $6,106 gain, net of related unamortized costs, on early extinguishment of debt.

Note 12. Related Person Transactions

At June 30, 2009, we leased 181 of our senior living communities and our two rehabilitation hospitals from Senior Housing for a total minimum rent of $174,836.

During the six months ended June 30, 2009, pursuant to the terms of our leases with Senior Housing, Senior Housing purchased $24,240 of improvements made to our properties leased from Senior Housing, and, as a result, our annual rent payable to Senior Housing increased by approximately $1,942.

As of June 30, 2009, we have invested $5,074 in Affiliates Insurance Company, or AIC, an insurance company that is owned by Reit Management & Research, LLC, or RMR, and other companies to which RMR provides management services. We own approximately 16.67% of the common shares of AIC which has a current carrying value of $4,964.  Although we own less than 20% of AIC, we use the equity method to account for our investment in AIC because we believe that we have significant influence over AIC since each of our directors is a director of AIC and since we expect to procure some of our insurance from AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statement of income.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.  Subsequent to June 30, 2009, we invested an additional $35 in order to fund our share of certain AIC formation and licensing costs for AIC.

For more information about our dealings with our managing directors, Senior Housing, RMR and their affiliates, AIC and about the risks which may arise as a result of these related party transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008, and Note 14 describing certain subsequent events.

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

We sold our institutional pharmacy in two installments in the six months ended June 30, 2009, which resulted in a gain on sale of $1,226.  We were unable to sell the mail order pharmacy on acceptable terms and we ceased operations on March 31, 2009.

In May 2009, we agreed with Senior Housing that it should sell a SNF located in Iowa which we lease from Senior Housing.  We and Senior Housing are in the process of selling this SNF and, if it is sold, our annual minimum rent payable to Senior Housing will decrease by 10.0% of the net proceeds of the sale to Senior Housing, in accordance with the terms of our lease with Senior Housing.

As of June 30, 2009, we had disposed of substantially all of our assets and liabilities related to the assisted living communities which we expect to sell.  The assets and liabilities related to the two pharmacies that we sold or closed are presented separately in the consolidated balance sheet.  We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$1,601	$3,713	$4,061	$7,495
Expenses	(2,070)	(4,531)	(4,155)	(11,110)
Net loss	$(469)	$(818)	$(94)	$(3,615)

Note 14.   Subsequent Events

On August 4, 2009, we entered into a lease realignment agreement, or the Realignment Agreement, with Senior Housing.  The Realignment Agreement was entered into to assist Senior Housing in obtaining mortgage financing, or the Loan, from Federal National Mortgage Association, or FNMA, which is secured by 28 properties owned by Senior Housing and leased to us, or the Properties.  The Properties consist of senior living communities with 5,618 living units located in 16 states.  In connection with the FNMA transaction, we realigned our leases with Senior Housing.  Lease No. 1 (which is comprised of four separate leases) now covers 80 properties, including independent living communities, assisted living communities and skilled nursing facilities, and has an initial term that expires in 2024.  Lease No. 2 now covers 50 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and has an initial term that expires in 2026.  Lease No. 3 now covers the 28 FNMA financed properties, including independent living communities and assisted living communities, and has an initial term that expires in 2028.  Lease No. 4 now covers 25 properties, including independent living communities, assisted living communities and skilled nursing facilities, and has an initial term that expires in 2017.  In connection with the lease realignment and the FNMA financing, we reached an accommodation with Senior Housing whereby we sold certain of our personal property at the mortgaged properties, we encumbered certain of our assets (e.g. accounts receivable) arising from our operation of the mortgaged properties, we sold 3,200,000 of our common shares and we agreed to certain reporting and other obligations required by FNMA and we were compensated by Senior Housing by receiving a $2,000 annual rent reduction for the term of Lease No. 2, a cash payment of $18,600 and Senior Housing agreed to reimburse us for out of pocket expenses incurred in connection with the negotiation and closing of the Loan.  On August 4, 2009, in connection with the FNMA financing, we also amended our $40,000 revolving line of credit to allow us to pledge the accounts receivable arising from the 28 communities to secure the FNMA loan.  For more information about the agreement we entered with Senior Housing to facilitate this financing please see Part II, Item 5 of this Quarterly Report on Form 10-Q.

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

Key Statistical Data (for the three months ended June 30, 2009 and 2008):

The following tables present a summary of our operations for the three months ended June 30, 2009 and 2008:

Senior living communities:

	Three months ended June 30,
(dollars in thousands, except average daily rate)	2009	2008	$ Change	% Change
Senior living revenue	$253,169	$227,752	$25,417	11.2%
Senior living wages and benefits	(129,983)	(111,287)	(18,696)	(16.8)%
Other senior living operating expenses	(60,135)	(58,441)	(1,694)	(2.9)%
Rent expense	(41,788)	(36,574)	(5,214)	(14.3)%
Depreciation and amortization expense	(3,264)	(2,442)	(822)	(33.7)%
Interest and other expense	(201)	(327)	126	38.5%
Interest, dividend and other income	21	95	(74)	(77.9)%
Senior living income from continuing operations	$17,819	$18,776	$(957)	(5.1)%

No. of communities (end of period)	207	179	28	15.6%
No. of living units (end of period)	22,027	19,579	2,448	12.5%
Occupancy %	86.0%	88.6%	n/a	(2.6)%
Average daily rate	$146.42	$145.73	$0.69	0.5%
Percent of senior living revenue from Medicare	14.7%	15.1%	n/a	(0.4)%
Percent of senior living revenue from Medicaid	16.5%	16.8%	n/a	(0.3)%
Percent of senior living revenue from private and other sources	68.8%	68.1%	n/a	0.7%

Comparable communities (senior living communities that we have operated continuously since April 1, 2008):

	Three months ended June 30,
(dollars in thousands, except average daily rates)	2009	2008	$ Change	% Change
Senior living revenue	$233,098	$227,752	$5,346	2.3%
Senior living community expenses	$(174,974)	$(169,728)	$(5,246)	(3.1)%
No. of communities (end of period)	179	179	—	—
No. of living units (end of period)	19,588	19,579	—	—
Occupancy %	86.9%	88.6%	n/a	(1.7)%
Average daily rate	$150.43	$145.73	$4.70	3.2%
Percent of senior living revenue from Medicare	15.8%	15.1%	n/a	0.7%
Percent of senior living revenue from Medicaid	17.7%	16.8%	n/a	0.9%
Percent of senior living revenue from private and other sources	66.5%	68.1%	n/a	(1.6)%

Rehabilitation hospitals:

	Three months ended June 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Rehabilitation hospital revenues	$25,673	$24,421	$1,252	5.1%
Rehabilitation hospital expenses	(22,749)	(22,615)	(134)	(0.6)%
Rent expense	(2,838)	(2,681)	(157)	(5.9)%
Depreciation and amortization expense	(16)	(309)	293	94.8%
Rehabilitation hospital income (loss) from continuing operations	$70	$(1,184)	$1,254	105.9%

Corporate and Other:(1)

	Three months ended June 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Institutional pharmacy revenue	$18,285	$18,281	$4	—
Institutional pharmacy expenses	(18,288)	(17,347)	(941)	(5.4)%
Depreciation and amortization expense	(988)	(891)	(97)	(10.9)%
General and administrative expense(2)	(13,007)	(11,722)	(1,285)	(11.0)%
Unrealized gain (loss) on investments in trading securities	195	(1,096)	1,291	117.8%
Unrealized gain on UBS put right related to auction rate securities	239	—	239	—
Equity in losses of Affiliates Insurance Company	(109)	—	(109)	—
Gain on early extinguishment of debt	6,106	—	6,106	—
Interest, dividend and other income	763	1,207	(444)	(36.8)%
Interest and other expense	(1,045)	(1,273)	228	17.9%
Provision for income taxes	(993)	(444)	(549)	(123.6)%
Corporate and Other income (loss) from continuing operations	$(8,842)	$(13,285)	$4,443	33.4%

(1)         Corporate and other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2)         General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and third party service expenses.

Consolidated:

	Three months ended June 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Summary of revenue:
Senior living revenue	$253,169	$227,752	$25,417	11.2%
Rehabilitation hospital revenue	25,673	24,421	1,252	5.1%
Corporate and other	18,285	18,281	4	0.0%
Total revenue	$297,127	$270,454	$26,673	9.9%

Summary of income from continuing operations:
Senior living communities	$17,819	$18,776	$(957)	(5.1)%
Rehabilitation hospitals	70	(1,184)	1,254	105.9%
Corporate and other	(8,842)	(13,285)	4,443	33.4%
Income from continuing operations	$9,047	$4,307	$4,740	110.1%

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Senior living communities:

The 11.2% increase in senior living revenue for the three months ended June 30, 2009 was due primarily to revenues from the 28 communities we began to operate after April 1, 2008 plus increased per diem charges, partially offset by a decrease in occupancy.  The 2.3% increase in senior living revenue at the communities that we have operated continuously since April 1, 2008, or our comparable communities, was due primarily to increased per diem charges, partially offset by a decrease in occupancy.

Our 16.8% increase in senior living wages and benefits costs for the three months ended June 30, 2009 was primarily due to wages and benefits from the communities we began to operate after April 1, 2008 and wage increases.  The 2.9% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from the other operating expenses at the communities we began to operate after April 1, 2008.  The senior living community expenses for our comparable communities have increased by 3.1%, due primarily to increases in wages and benefits.  The 14.3% rent expense increase was due to the 18 communities that we began to lease after April 1, 2008 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since April 1, 2008.

The 33.7% increase in depreciation and amortization expense for the three months ended June 30, 2009 was primarily attributable to our acquisition of ten communities after April 1, 2008 and our purchase of furniture and fixtures for our owned communities.

Rehabilitation hospitals:

The 5.1% increase in rehabilitation hospital revenues for the three months ended June 30, 2009 was primarily due to higher revenue from Medicare’s low income reimbursement program, increases in third party insurance provider rates, and our improved management of patient lengths of stay partially offset by a decrease in occupancy and lower Medicare rate payments.

The 0.6% increase in rehabilitation hospital expenses for the three months ended June 30, 2009 was primarily due to increases in labor and benefit expenses.

The 5.9% increase in rent expense for the three months ended June 30, 2009 was due to our payment of additional rent for rehabilitation hospital capital improvements purchased by Senior Housing after April 1, 2008.

The 94.8% decrease in depreciation and amortization expense for the three months ended June 30, 2009 was primarily attributable to our write off of long lived assets in the fourth quarter of 2008, partially offset by our purchase of computers and related information technology equipment.

Corporate and other:

Institutional pharmacy revenues were flat for the three months ended June 30, 2009 as compared to 2008, primarily due to the positive impact of adding new customers offset by lower Medicare Part A patient population and decreased revenues per prescription.

The 5.4% increase in institutional pharmacy expenses for the three months ended June 30, 2009 was primarily due to increases in labor and benefit expenses, adding new customers from our senior living and third party senior living communities and additional expenses related to the opening of a new business office and one satellite pharmacy located in Nebraska.

The 11.0% increase in general and administrative expenses for the three months ended June 30, 2009 was primarily the result of the costs associated with the 28 communities we began to operate after April 1, 2008.

The 10.9% increase in depreciation and amortization expense for the three months ended June 30, 2009 was primarily attributable to our purchase of furniture and fixtures and computers and related information technology equipment for our pharmacies and corporate and regional offices.

Our interest, dividend and other income decreased by $444,000, or 36.8%, for the three months ended June 30, 2009 primarily as a result of lower income yields realized on our investments, including lower interest and dividend income.

Our interest and other expense decreased by $228,000, or 17.9%, primarily as a result of our purchase and retirement of $59.3 million of our outstanding Notes during the six months ended June 30, 2009.

During the three months ended June 30, 2009, we recognized an unrealized gain of $195,000 on investments in trading securities comprised of ARS and an unrealized gain of $239,000 on the value of our UBS put right.

During the three months ended June 30, 2009, we retired $12.8 million par value of our outstanding Notes that we had purchased for $6.3 million, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt of $6.1 million, net of related unamortized costs, during the second quarter of 2009.

For the three months ended June 30, 2009, we recognized tax expenses of $993,000, which includes $158,000 of alternative minimum tax, tax expense of $673,000 for state taxes on operating income and state tax expense of $107,000 attributable to the gain on extinguishment of debt, each payable without regard to our tax loss carry forwards.  Tax expense also includes $55,000 related to a non-cash deferred liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Key Statistical Data (for the six months ended June 30, 2009 and 2008):

The following tables present a summary of our operations for the six months ended June 30, 2009 and 2008:

Senior living communities:

	Six months ended June 30,
(dollars in thousands, except average daily rate)	2009	2008	$ Change	% Change
Senior living revenue	$504,590	$443,868	$60,722	13.7%
Senior living wages and benefits	(257,526)	(219,828)	(37,698)	(17.1)%
Other senior living operating expenses	(121,718)	(111,637)	(10,081)	(9.0)%
Rent expense	(82,972)	(69,346)	(13,626)	(19.6)%
Depreciation and amortization expense	(6,419)	(4,876)	(1,543)	(31.6)%
Interest and other expense	(403)	(633)	230	36.3%
Interest, dividend and other income	293	1,044	(751)	(71.9)%
Senior living income from continuing operations	$35,845	$38,592	$(2,747)	(7.1)%

No. of communities (end of period)	207	179	28	15.6%
No. of living units (end of period)	22,027	19,579	2,448	12.5%
Occupancy %	86.3%	89.2%	n/a	(2.9)%
Average daily rate	$146.33	143.19	$3.14	2.2%
Percent of senior living revenue from Medicare	14.8%	15.6%	n/a	(0.8)%
Percent of senior living revenue from Medicaid	16.2%	17.2%	n/a	(1.0)%
Percent of senior living revenue from private and other sources	69.0%	67.2%	n/a	1.8%

Comparable communities (senior living communities that we have operated continuously since January 1, 2008):

	Six months ended June 30,
(dollars in thousands, except average daily rates)	2009	2008	$ Change	% Change
Senior living revenue	$434,782	$426,742	$8,040	1.9%
Senior living community expenses	(329,952)	(319,373)	(10,579)	(3.3)%
No. of communities (end of period)	165	165	—	0.0%
No. of living units (end of period)	18,419	18,404	15	0.1%
Occupancy %	87.2%	89.3%	n/a	(2.1)%
Average daily rate	$149.52	142.69	$6.83	4.8%
Percent of senior living revenue from Medicare	16.7%	16.0%	n/a	0.7%
Percent of senior living revenue from Medicaid	18.3%	17.8%	n/a	0.5%
Percent of senior living revenue from private and other sources	65.0%	66.2%	n/a	(1.2)%

Rehabilitation hospitals:

	Six months ended June 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Rehabilitation hospital revenues	$50,367	$49,165	$1,202	2.4%
Rehabilitation hospital expenses	(45,648)	(45,207)	(441)	(1.0)%
Rent expense	(5,624)	(5,331)	(293)	(5.5)%
Depreciation and amortization expense	(53)	(617)	564	91.4%
Rehabilitation hospital loss from continuing operations	$(958)	$(1,990)	$1,032	51.9%

Corporate and Other:(1)

	Six months ended June 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Institutional pharmacy revenue	$36,550	$35,487	$1,063	3.0%
Institutional pharmacy expenses	(36,661)	(33,550)	(3,111)	(9.3)%
Depreciation and amortization expense	(1,972)	(1,778)	(194)	(10.9)%
General and administrative(2)	(25,449)	(22,855)	(2,594)	(11.3)%
Unrealized gain on investments in trading securities	3,711	(4,366)	8,077	185.0%
Unrealized loss on UBS put right related to auction rate securities	(3,287)	—	(3,287)	—
Equity in losses of Affiliates Insurance Company	(109)	—	(109)	—
Impairment on investments in available for sale securities	(2,947)	—	(2,947)	—
Gain on early extinguishment of debt	31,231	—	31,231	—
Interest, dividend and other income	1,622	2,752	(1,130)	(41.1)%
Interest and other expense	(2,023)	(2,561)	538	21.0%
Provision for income taxes	(1,509)	(1,010)	(499)	49.4%
Corporate and Other loss from continuing operations	$(843)	$(27,881)	$27,038	97.0%

(1)         Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business, and income and expenses that are not attributable to a specific segment.

(2)         General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and third party service expenses.

Consolidated:

	Six months ended June 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Summary of revenue:
Senior living revenue	$504,590	$443,868	$60,722	13.7%
Rehabilitation hospital revenue	50,367	49,165	1,202	2.4%
Corporate and Other	36,550	35,487	1,063	3.0%
Total revenue	$591,507	$528,520	$62,987	11.9%

Summary of income from continuing operations:
Senior living communities	$35,845	$38,592	$(2,747)	(7.1)%
Rehabilitation hospitals	(958)	(1,990)	1,032	51.9%
Corporate and Other	(843)	(27,881)	27,038	97.0%
Income from continuing operations	$34,044	$8,721	$25,323	290.4%

Six Months Ended June 30, 2009, Compared To Six Months Ended June 30, 2008

Senior living communities:

The 13.7% increase in senior living revenue for the six months ended June 30, 2009 was due primarily to revenues from the 42 communities we began to operate after January 1, 2008 and increased per diem charges, partially offset by a decrease in occupancy.  The 1.9% increase in senior living revenue at the communities that we have operated continuously after January 1, 2008, or our comparable communities, was due primarily to increased per diem charges, partially offset by a decrease in occupancy.

Our 17.1% increase in senior living wages and benefits costs for the six months ended June 30, 2009 was primarily due to wages and benefits at the communities we began to operate after January 1, 2008 and wage increases.  The 9.0% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the communities we began to operate after January 1, 2008 and increased charges from various service providers.  The senior living community expenses at our comparable communities have increased by 3.3%, due primarily to increases in wages and benefits.  The 19.6% rent expense increase was due to the addition of 32 leased communities that we began to operate after January 1, 2008, our payment of percentage rent and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2008.

The 31.6% increase in depreciation and amortization expense for the six months ended June 30, 2009 was primarily attributable to our acquisition of ten communities after January 1, 2008 and our purchase of furniture and fixtures for our owned communities.

Interest and other expense decreased by 36.3%, for the six months ended June 30, 2009, primarily due to our September 2008 prepayment of two HUD insured mortgages secured by one of our communities.

Our interest, dividend and other income decreased by $751,000, or 71.9%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily as a result of recognizing an $840,000 gain during the first quarter of 2008 related to a 2003 sale of a property that was previously deferred until the buyer paid in full our note receivable offset by lower yields on our investments.

Rehabilitation hospitals:

The 2.4% increase in rehabilitation hospital revenues for the six months ended June 30, 2009 was primarily due to higher revenue from Medicare’s low income reimbursement program, increases in third party insurance provider rates, and our improved management of patient lengths of stay partially offset by a decrease in occupancy and lower Medicare rate payments.

The 1.0% increase in rehabilitation hospital expenses was primarily due to increases in labor and benefit expenses.

The 5.5% increase in rent expense for the six months ended June 30, 2009 was due to our payment of additional rent for rehabilitation hospital capital improvements purchased by Senior Housing since April 1, 2008.

The 91.4% decrease in depreciation and amortization expense for the six months ended June 30, 2009 was primarily attributable to our write off of long lived assets in the fourth quarter of 2008, partially offset by our purchase of computers and information technology equipment.

Corporate and other:

The 3.0% increase in institutional pharmacy revenues for the six months ended June 30, 2009 was primarily due to the positive impact of adding new customers partially offset lower Medicare Part A patient population and decreased revenues per prescription.

The 9.3% increase in institutional pharmacy expenses for the six months ended June 30, 2009 was primarily due to increases in labor and benefit expenses, adding new customers from our senior living and third party senior living communities and additional expenses related to the opening of a new business office and one satellite pharmacy located in Nebraska.

The 11.3% increase in general and administrative expenses for the six months ended June 30, 2009 was primarily the result of the costs associated with the 42 communities we began to operate after January 1, 2008.

The 10.9% increase in depreciation and amortization expense for the six months ended June 30, 2009 was primarily attributable to our purchase of furniture and fixtures and computers and  related information technology equipment for our pharmacies and corporate and regional offices.

Our interest, dividend and other income decreased by $1.1 million, or 41.1%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily as a result of lower yields on our investments, including lower rates of interest and dividend income.

Our interest and other expense decreased by $538,000, primarily as a result of our purchase and retirement of $59.3 million of our outstanding Notes after December 31, 2008.

During the six months ended June 30, 2009, we recognized:

•                  an unrealized gain of $3.7 million on investments in trading securities principally related to our holdings of ARS;

•                  an unrealized loss of $3.3 million on the value of our UBS put right; and

•                  an “other than temporary” loss of $2.9 million on investments in available for sale securities.

During the six months ended June 30, 2009, we retired $59.3 million par value of our outstanding Notes that we purchased for $26.3 million, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt of $31.2 million.

For the six months ended June 30, 2009, we incurred tax expense of $1.5 million, which includes $158,000 of alternative minimum taxes, tax expense of $847,000 for state taxes on operating income and state tax expense of $437,000 attributable to the gain on extinguishment of debt each payable without regard to our tax loss carry forwards.  Tax expense also includes $67,000 related to a non-cash deferred liability arising from the amortization of goodwill for tax purposes but not for book purposes.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2009, we had $23.5 million of cash flows from continuing operations.  As of June 30, 2009, we had unrestricted cash and cash equivalents of $21.7 million.  We had no amounts outstanding on our $40.0 million revolving line of credit and $39.9 million outstanding and $89,000 available under our line of credit with UBS.  We believe that our operations will continue to provide us with adequate cash flow to run our businesses and invest in and maintain our properties.  If, however, our occupancy continues to decline and we are unable to generate positive cash flow for an extended period of time, we will attempt to further reduce operating and general and administrative costs and we may need to increase our borrowings under our revolving credit facilities.

Auction Rate Securities

At June 30, 2009, we had $66.6 million invested in student loan ARS with a par value of $74.8 million.  We had intended to use the funds which we invested in ARS to invest in potential acquisitions.  Accordingly, these funds are not needed to fund our current operations.  Based upon our expected operating cash flows and other sources of cash, we do not expect the failure of auctions affecting our ARS holdings to have a material adverse impact upon our day to day operations or our ability to meet our liquidity needs.

In November 2008, we entered into a settlement with UBS regarding our ARS.  The settlement was made in connection with UBS’s settlement with the SEC, the New York Attorney General and other state agencies related to UBS’s sale and marketing of ARS.  Under the terms of the settlement, we obtained a put right pursuant to which we may require UBS to repurchase our ARS at 100% of par value (including accrued and unpaid interest, if any) at our option during the period beginning June 2010 and ending July 2012.  In certain circumstances, UBS has the right to purchase these securities earlier at par. As part of the settlement terms, we released UBS from all claims arising from its marketing of the ARS to us.  In connection with the settlement, UBS provided us with a non-recourse credit facility secured by our investments in these ARS.  The principal amount available to us under the credit facility is up to 60% of the market value of the ARS from time to time.  As of June 30, 2009, the estimated fair value of our investment in ARS was $66.6 million, we had borrowings of $39.9 million outstanding under the credit facility and $89,000 available for future borrowings.  Our interest rate under the credit facility varies depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 50 basis points.

On June 30, 2009, we reclassified our investments in ARS, our UBS put right and our outstanding borrowings on our UBS credit facility from the long term to the current sections of our balance sheet since we expect to exercise our put right with UBS within twelve months. The value of the put right is the difference between our estimated value of UBS’s repurchase obligation and our estimate of the fair value of the ARS.  Accordingly, the value of the put right may increase or decrease as our estimate of the value of UBS’s repurchase obligation and our estimate of the fair value of the ARS changes.  We reassess the fair values of both our ARS and the put right in each reporting period based on several factors including auction and investment redemption experience, changes in credit ratings of UBS and our ARS investments, market risks and other factors. During the six months ended June 30, 2009 we had an unrealized gain of $3.7 million on our investments in ARS and we recognized a corresponding $3.3 million decrease in the fair value of the put right.

Assets and Liabilities

Our total current assets at June 30, 2009 were $188.0 million, compared to $114.3 million at December 31, 2008.  At June 30, 2009, we had cash and cash equivalents of $21.7 million compared to $16.1 at December 31, 2008.  Our current liabilities were $174.1 million at June 30, 2009, compared to $129.1 million at December 31, 2008.  The increase in current assets is primarily the result of our reclassifying our investments in ARS and our UBS put right from long term to current assets.  The increase in current liabilities is primarily the result of our reclassifying our UBS revolving credit facility from a long term to a current liability.

We had cash flows from continuing operations of $23.5 million for the first six months of 2009 as compared with $22.3 million for the same period of 2008.  Acquisitions of property plant and equipment, on a net basis after considering the proceeds from sales of fixed assets to Senior Housing, were $6.9 million and $9.6 million for the six months ended June 30, 2009 and 2008, respectively.  During the first six months of 2009, we purchased and retired $59.3 million par value of our Notes for $26.3 million plus accrued interest.

Our Leases with Senior Housing

As of June 30, 2009, we leased 181 senior living communities and two rehabilitation hospitals from Senior Housing under seven leases (in four combinations).  Our leases with Senior Housing require us to pay minimum rent of $174.8 million annually and percentage rent for most senior living communities but not for our rehabilitation hospitals.  We paid approximately $954,000 and $878,000 in percentage rent to Senior Housing for the three months ended June 30, 2009 and 2008, respectively and $1.6 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.

Upon our request, Senior Housing may purchase capital improvements made at the properties we lease from Senior Housing and increase our rent pursuant to contractual formulas.  During the six months ended June 30, 2009, Senior

Housing reimbursed us $24.2 million for capital expenditures made at the properties leased from Senior Housing and these purchases resulted in our annual rent being increased by $1.9 million.

On August 4, 2009, we entered into a Realignment Agreement with Senior Housing to assist Senior Housing in obtaining the Loan from FNMA which is secured by the Properties.  The Properties consist of senior living communities with 5,618 living units located in 16 states.  In connection with the FNMA transaction, we realigned our leases with Senior Housing.  Lease No. 1 (which is comprised of four separate leases) now covers 80 properties, including independent living communities, assisted living communities and skilled nursing facilities, and has an initial term that expires in 2024.  Lease No. 2 now covers 50 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and has an initial term that expires in 2026.  Lease No. 3 now covers the 28 FNMA financed properties, including independent living communities and assisted living communities, and has an initial term that expires in 2028.  Lease No. 4 now covers 25 properties, including independent living communities, assisted living communities and skilled nursing facilities, and has an initial term that expires in 2017.  In connection with the lease realignment and the FNMA financing, we reached an accommodation with Senior Housing whereby we sold certain of our personal property at the mortgaged properties, we encumbered certain of our assets (e.g. accounts receivable) arising from our operation of the mortgaged properties, we sold 3.2 million of our common shares and we agreed to certain reporting and other obligations required by FNMA and we were compensated by Senior Housing by receiving a $2 million annual rent reduction for the term of Lease No. 2, a cash payment of $18.6 million and Senior Housing agreed to reimburse us for out of pocket expenses incurred in connection with the negotiation and closing of the Loan.  For more information about the agreement we entered with Senior Housing to facilitate this financing please see Part II, Item 5 of this Quarterly Report on Form 10-Q.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.

During the past year, our occupancy has been negatively affected by worsening economic conditions throughout the country.  These conditions appear to be impacting many companies both within and outside of our industry and there can be no certainty as to when current economic conditions may improve.

At some of our senior living communities and at our rehabilitation hospitals and clinics, operating revenues for skilled nursing and rehabilitation services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues were earned primarily at our SNFs and rehabilitation hospitals.  We derived 33.8% and 36.0% of our senior living and rehabilitation hospital revenues from these programs during the six months ended June 30, 2009 and 2008, respectively.

Our net Medicare revenues from services to senior living community residents totaled $73.9 million and $68.6 million for the six months ended June 30, 2009 and 2008, respectively.  Our net Medicaid revenues from services to senior living community residents totaled $81.3 million and $75.6 million for the six months ended June 30, 2009 and 2008, respectively.  Federal agencies and some members of Congress have proposed Medicare and Medicaid policy changes and freezes on rate increases or rate reductions to be phased in during the next several years.  The Federal Centers for Medicare and Medicaid Services, or CMS, has recently adopted rules that it estimates will decrease aggregate Medicare payments to SNFs by approximately 1.1% in federal fiscal year 2010.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.  The current recession and worsening economic conditions are causing budget shortfalls in many states, increasing the likelihood of Medicaid rate reductions, freezes on rate increases, or increases that are insufficient to offset increasing operating costs.  The magnitude of the potential Medicare and Medicaid rate reductions and the impact on us of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations. Effective as of October 1, 2008, CMS increased Medicare rates for SNFs by approximately 3.5% for the federal fiscal year ending September 30, 2009, under a rule adding an annual update to account for inflation in the cost of goods and services included in a SNF stay.  CMS had proposed a recalibration of the payment categories for SNFs, which would have resulted in a net reduction of rates by approximately 0.3% in federal fiscal year 2009, but delayed the recalibration in order to continue to evaluate the data.  However, CMS has recently adopted rules recalibrating the Medicare prospective payment categories for SNFs for federal fiscal year 2010.  The recalibration will result in a decrease of approximately 3.3% in projected SNF payments, offset by a proposed increase of approximately 2.2% to account for inflation.  As a result, CMS estimates that aggregate Medicare payments to SNFs will be reduced by approximately 1.1% in fiscal year 2010, on or after October 1, 2009.  On July 15, 2008, as part of the Medicare Improvements for Patients and Providers Act of 2008, Congress enacted an 18-month extension of the Medicare outpatient therapy exception process through the end of 2009, under which Medicare may approve payments for medically necessary outpatient therapies which exceed the Medicare payment caps.  This July 15, 2008 law forestalls a reduction in certain therapy revenues that we have historically realized.

Approximately 62.0% and 64.6% of our revenues from our two rehabilitation hospitals came from the Medicare and Medicaid programs combined for the six months ended June 30, 2009 and 2008, respectively.  In October 2007, the Medicare rates at our inpatient rehabilitation facilities, or IRFs, increased by approximately 3.2% over the prior period.  However, this increase was later rescinded and, for payments on and after April 1, 2008, the Medicare rate increase was reset to zero per cent for federal fiscal years 2008 and 2009.  Also, on July 1, 2008, CMS issued a rule updating the Medicare IRF prospective rate formulas for the federal fiscal year 2009.  This rule revised the weights assigned to patient case mix groups that are used to calculate rates under the IRF prospective payment system, and reset the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for the year.  CMS estimated that the rule would result in a decrease of 0.7% to total Medicare payments to IRFs for the year.  CMS has recently adopted an increase of approximately 2.5% to Medicare prospective payment rates at IRFs for fiscal year 2010, to account for inflation, and set the outlier payment limits at 3% of total estimated IRF payments for fiscal year 2010.  This increase will take effect on and after October 1, 2009.  CMS has also adopted regulations clarifying the coverage criteria for Medicare patients in IRFs, to be effective on January 1, 2010.  These regulations include requirements for patient selection, treatment planning, coordination of care, and professional training and experience.  In May 2004, CMS issued the “75% Rule” establishing revised Medicare criteria that rehabilitation hospitals are required to meet in order to participate as IRFs in the Medicare program.  As recently amended, the rule requires that for cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of the CMS’s designated medical conditions.  The rule is now commonly known as the “60% Rule”.  An IRF that fails to meet the requirements of this rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. As of June 30, 2009 and August 10, 2009, we believe we are in compliance with the CMS requirements to remain an IRF.  However, the actual percentage of patients at our hospitals who meet these Medicare requirements may not be or remain as high as we believe or may decline.  Our failure to remain in compliance with CMS requirements to be paid as an IRF, or a CMS finding of noncompliance, if it occurs, will result in our receiving lower Medicare rates than we currently receive at our rehabilitation hospitals.

Debt Financings and Covenants

In October 2006, we issued $126.5 million principal amount of Notes.  These Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  These Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021.  We issued these Notes pursuant to an indenture which contains various customary covenants.  As of June 30, 2009 and August 10, 2009, we believe we are in compliance with all applicable covenants of this indenture.

In 2009, we retired $59.3 million par value of our outstanding Notes that we had purchased for $26.3 million plus accrued interest.  We funded these purchases, principally by borrowings under our UBS credit facility and from cash generated by our operations.  As a result of these purchases, we recorded a gain of $31.2 million net of related unamortized costs on early extinguishment of debt.

We have a $40.0 million revolving secured credit facility with a financial institution available for general business purposes, including acquisitions and working capital, which is currently scheduled to expire in May 2010. The amount we are able to borrow at any time is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets.  The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios; and this facility also places limits on our ability to incur or assume debt or create liens with respect to certain of our assets and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may borrow under this credit facility may be increased to $80.0 million.  The termination date may be extended twice, in each case by 12 months upon our payment of extension fees and other conditions, including lenders’ approvals.  As of June 30, 2009 and August 10, 2009, no amounts were outstanding and $40.0 million was available to be borrowed under this credit facility.  As of June 30, 2009 and August 10, 2009, we believe we are in compliance with all applicable covenants under this credit facility.  We may borrow under our facility before it expires in May 2010.  If we have outstanding borrowings under the facility and are unable to extend it when it expires, we would need to explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and engaging in sale leaseback transactions relating to some or all of our owned communities.  While we believe we will be able to extend this facility or raise funds to repay any outstanding borrowings, there can be no assurance that we will be able to do so or that our cost associated with any such transaction will be reasonable.  If current capital market conditions continue or worsen, our lenders under this facility may be unable or unwilling to fund advances which we request or to extend or renew this facility when it expires and we may not be able to access additional capital.  Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in a material increase in the interest rate under this facility when it is extended or renewed.

In November 2008, we entered into a non-recourse credit facility with UBS which is available for acquisitions, working capital and general business purposes.  The amount we are able to borrow is 60% of the fair value of the ARS which are collateral for the loan and such amount may vary over time.  Our interest rate under the credit facility varies depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 50 basis points.  As of June 30, 2009 and August 10, 2009, the estimated fair value of our investment in ARS was $66.6 million; and we had $39.9 million outstanding under this credit facility and approximately $89,000 remained available for borrowing.  As of June 30, 2009 and August 10, 2009 we believe we are in compliance with all applicable covenants under this credit facility.

At June 30, 2009, three of our communities were encumbered by HUD insured mortgages totaling $12.5 million.  The weighted average interest rate on these mortgages is 6.23%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.  As of June 30, 2009 and August 10, 2009, we believe we are in compliance with all covenants of these mortgages.

Related Person Transactions

Senior Housing is our former parent company and we have numerous continuing relationships with Senior Housing.  As of June 30, 2009, we leased 181 senior living communities and two rehabilitation hospitals from Senior Housing for total annual minimum rent of $174.8 million.  In addition to the minimum rent, we paid $954,000 and $878,000 in percentage rent to Senior Housing for the three months ended June 30, 2009 and 2008, respectively, and $1.6 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.

Upon our request, Senior Housing may purchase our capital improvements made at the properties we lease from Senior Housing and increase our rent pursuant to contractual formulas.  During the six months ended June 30, 2009, Senior Housing reimbursed us $24.2 million for capital expenditures made at the properties leased from Senior Housing and these purchases resulted in our annual rent being increased by $1.9 million.

As of June 30, 2009, we have invested $5.1 million in AIC, an insurance company that is owned by RMR and other companies to which RMR provides management services. We own approximately 16.67% of the common shares of AIC which has a current carrying value of $5.0 million.  Although we own less than 20% of AIC, we use the equity method to account for our investment in AIC because we believe that we have significant influence over AIC since each of our directors is a director of AIC and since we expect to procure some of our insurance from AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statement of income.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.  Subsequent to June 30, 2009, we invested an additional $35,000 in order to fund our share of certain AIC formation and licensing costs.

We believe that all transactions with all parties are on reasonable commercial terms.  We also believe that our relationships with Senior Housing and RMR benefit us and, in fact, provide us competitive advantages in operating and growing our businesses.  Because of the relationships between us and Senior Housing, all of our transactions with Senior Housing are approved by our Independent Directors and Senior Housing’s Independent Trustees.

On August 4, 2009, we entered into a Realignment Agreement with Senior Housing to assist Senior Housing in obtaining the Loan from FNMA which is secured by the Properties.  The Properties consist of senior living communities with 5,618 living units located in 16 states.  In connection with the FNMA transaction, we realigned our leases with Senior Housing.  Lease No. 1 (which is comprised of four separate leases) now covers 80 properties, including independent living communities, assisted living communities and skilled nursing facilities, and has an initial term that expires in 2024.  Lease No. 2 now covers 50 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and has an initial term that expires in 2026.  Lease No. 3 now covers the 28 FNMA financed properties, including independent living communities and assisted living communities, and has an initial term that expires in 2028.  Lease No. 4 now covers 25 properties, including independent living communities, assisted living communities and skilled nursing facilities, and has an initial term that expires in 2017.  In connection with the lease realignment and the FNMA financing, we reached an accommodation with Senior Housing whereby we sold certain of our personal property at the mortgaged properties, we encumbered certain of our assets (e.g. accounts receivable) arising from our operation of the mortgaged properties, we sold 3.2 million of our common shares and we agreed to certain reporting and other obligations required by FNMA and we were compensated by Senior Housing by receiving a $2 million annual rent reduction for the term of Lease No. 2, a cash payment of $18.6 million and Senior Housing agreed to reimburse us for out of pocket expenses incurred in connection with the negotiation and closing of the Loan.  For more information about the agreement we entered with Senior Housing to facilitate this financing please see Part II, Item 5 of this Quarterly Report on Form 10-Q.

For more information about our dealings with our managing directors, Senior Housing, RMR and their affiliates, AIC and about the risks which may arise as a result of these related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008, or the Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, or the First Quarter Report, the other Items in this Quarterly Report on Form 10-Q, and our other filings made with the Securities and Exchange Commission, or the SEC, and in particular, the section captions “Risk Factors” in the Annual Report, the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Related Person Transactions” in the Annual Report, First Quarter Report and this Quarterly Report on Form 10-Q and the sections captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated March 30, 2009, or the Proxy Statement, relating to our 2009 Annual Shareholders Meeting.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2008.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Changes in market interest rates also affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $12.4 million mortgage debt and $67.2 million Notes outstanding on June 30, 2009 would decline by about $3.0 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $12.4 million mortgage debt and $67.2 million Notes outstanding on June 30, 2009, would increase by about $3.2 million.

Our revolving credit facility bears interest at floating rates and matures in May 2010.  As of June 30, 2009 and August 10, 2009, no amounts were outstanding under this credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility require annual interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term, interest rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $40.0 million were drawn under our credit facility and interest rates decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $400,000, or $0.01 per share, based on currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

In November 2008, we entered into a non-recourse credit facility with UBS secured by our ARS.  As of June 30, 2009 and August 10, 2009, $39.9 million was outstanding under this credit facility.  We borrow in U.S. dollars and interest payments under this non-recourse credit facility will vary depending on the interest payable on the ARS, but will not exceed LIBOR plus 50 basis points.  A change in interest rates would not affect the value of any outstanding floating rate annual debt but would affect our operating results.  If interest rates were to increase or decrease by 1% per annum and the amount outstanding under this credit facility remained unchanged from the amount outstanding on June 30, 2009 our annual interest expense would increase or decrease by $399,000 or about $0.01 per share based upon our number of shares outstanding on June 30, 2009.  The amount of money we may borrow under this UBS credit facility depends upon the market value of our ARS.  Because our ARS are income securities, it is likely that the market value of our ARS will be affected by changes in interest rates; as interest rates increase the market value of our ARS might decline, and as interest rates decrease the market value on our ARS should increase.  However, there are other factors which might impact the market value of our ARS, such as supply and demand and liquidity, such that we do not believe the impact of interest rate changes upon the value of our ARS and our borrowing capacity under the UBS credit facility can be precisely determined.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•      SENIOR HOUSING’S BENEFIT FROM ACQUIRING OUR SHARES AND RESTRICTIONS ON FUTURE SALES BY SENIOR HOUSING;

•      APPROVAL OF OUR LEASE REALIGNMENT AGREEMENT WITH SENIOR HOUSING BY A SPECIAL COMMITTEE OF DIRECTORS;

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

•      ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, RMR, SENIOR HOUSING AND THEIR AFFILIATES; AND

•      CHANGES IN FEDERAL, STATE AND LOCAL REGULATIONS WHICH COULD AFFECT OUR SERVICES.

FOR EXAMPLE:

•      OUR STATEMENT ABOUT SENIOR HOUSING’S ACQUISITION OF OUR SHARES MAY IMPLY THAT WE BELIEVE THE RENT REDUCTION AND PAYMENT WHICH WE RECEIVE UNDER THE LEASE REALIGNMENT AGREEMENT WILL CAUSE THE TRADING PRICE OF OUR SHARES TO INCREASE.  WE CANNOT PREDICT THE EFFECT OF THE AGREEMENT UPON THE TRADING PRICE OF OUR SHARES. IN FACT, THE TRADING PRICE OF OUR COMMON SHARES MAY DECLINE AS A RESULT OF THE AGREEMENT OR FOR OTHER REASONS UNRELATED TO THE AGREEMENT. THE TRADING PRICE OF OUR COMMON SHARES IS GENERALLY DETERMINED BASED UPON THE RELATIVE NUMBER OF BUYERS AND SELLERS OF OUR SHARES, THE NUMBERS OF SHARES SUCH BUYERS AND SELLERS ARE INTERESTED TO TRADE AND THE PRICES AT WHICH THEY ARE WILLING TO TRADE OUR SHARES. THERE CAN BE NO ASSURANCES REGARDING THE TRADING PRICES OF OUR COMMON SHARES AND WE DO NOT INTEND TO IMPLY OTHERWISE.

•      AN IMPLICATION OF THE STATEMENT THAT SENIOR HOUSING’S SALES OF OUR SHARES ARE RESTRICTED WHEN A SALE WOULD JEOPARDIZE CERTAIN OF OUR TAX ATTRIBUTES MAY BE THAT WE HAVE FULLY PROTECTED OUR TAX ATTRIBUTES, SUCH AS OUR TAX LOSS CARRYFORWARDS. IN FACT, THE APPLICABLE TAX RULES CONCERNING TAX ATTRIBUTES, SUCH AS TAX LOSS CARRYFORWARDS, ARE COMPLEX AND MAY RESULT IN LIMITATIONS UPON FUTURE USE OF TAX ATTRIBUTES FOR REASONS BEYOND OUR OR SENIOR HOUSING’S CONTROL, INCLUDING PUBLIC TRADING IN OUR SECURITIES.

•      THE IMPLICATION THAT THE TERMS OF OUR LEASE REALIGNMENT AGREEMENT WERE NEGOTIATED AND APPROVED BY SPECIAL COMMITTEES OF OUR AND SENIOR HOUSING’S BOARDS COMPOSED ONLY OF OUR DIRECTORS AND SENIOR HOUSING TRUSTEES WHO ARE NOT ALSO DIRECTORS OR TRUSTEES OF THE OTHER COMPANY MAY BE THAT THIS AGREEMENT WAS NEGOTIATED ON AN ARMS LENGTH BASIS AND MAY NOT BE LEGALLY CHALLENGED BECAUSE THIS AGREEMENT PROVIDES A FAIR EXCHANGE OF CONSIDERATION BETWEEN US AND SENIOR HOUSING. IN FACT, (I) WE WERE FORMERLY A 100% OWNED SUBSIDIARY OF SENIOR HOUSING AND WE BECAME A SEPARATELY OWNED PUBLIC COMPANY AS A RESULT OF A SPIN OFF TO SENIOR HOUSING SHAREHOLDERS IN 2001; (II) RMR PROVIDES MANAGEMENT SERVICES TO BOTH US AND SENIOR HOUSING; (III) BOTH SENIOR HOUSING AND OUR OFFICERS ARE ALSO OFFICERS OF RMR; (IV) RMR AND ITS OFFICERS PROVIDED INFORMATION AND ASSISTANCE TO BOTH OUR AND SENIOR HOUSING’S SPECIAL COMMITTEES; (V) THE MEMBERS OF BOTH OUR AND SENIOR HOUSING’S  SPECIAL COMMITTEES ALSO SERVE AS TRUSTEES OR DIRECTORS OF OTHER COMPANIES MANAGED BY RMR; AND (VI) WE AND SENIOR HOUSING HAVE EXTENSIVE AND CONTINUING BUSINESS WITH EACH OTHER. ALTHOUGH WE BELIEVE THAT THE LEASE REALIGNMENT AGREEMENT IS FAIR TO US, IN THE CIRCUMSTANCES OF THE MULTIPLE RELATIONSHIPS AMONG US AND SENIOR HOUSING, IT IS POSSIBLE THAT LITIGATION MAY BE BROUGHT ALLEGING THAT THIS AGREEMENT IS UNFAIR TO US OR SENIOR HOUSING. LITIGATION MAY BE EXPENSIVE AND DISTRACTING TO MANAGEMENT. WE CAN PROVIDE NO ASSURANCE THAT OUR ENTRY INTO THE AGREEMENT WILL NOT CAUSE US TO BECOME INVOLVED IN LITIGATION THAT CHALLENGES THE FAIRNESS OF THIS AGREEMENT. SUCH ALLEGATIONS OR LITIGATION COULD CAUSE OUR SHARE TRADING PRICE TO DECLINE AND THE OUTCOME OF SUCH LITIGATION IS IMPOSSIBLE TO PREDICT.

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

Part II.   Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2009, we granted 7,500 shares of common stock, par value $0.01 per share, valued at $2.36 per share, the closing price of our common shares on the NYSE Amex on that day, to each of our five directors as part of their annual compensation.  We made these grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 14, 2009, our shareholders re-elected Mr. Arthur G. Koumantzelis as an Independent Director (22,786,267 shares, or 71% of all shares outstanding, voted in favor and 6,854,595 shares withheld) and Mr. Gerard M. Martin as a Managing Director (27,430,480 shares, or 85% of all shares outstanding, voted in favor and 2,210,283 shares withheld).  The terms of office of Messrs. Koumantzelis and Martin will extend until our annual meeting of shareholders in 2012.  Dr. Bruce M. Gans continues to serve as a director with a term of office expiring in 2010.  Mr. Barry M. Portnoy and Ms. Barbara D. Gilmore continue to serve as directors with terms of office expiring in 2011.

Item 5. Other Information

On August 4, 2009, we entered into the Realignment Agreement with Senior Housing.  The Realignment Agreement was entered into to assist Senior Housing in obtaining the Loan from FNMA which is secured by the Properties.

Prior to the Realignment Agreement, we leased 183 senior living communities from Senior Housing under four leases, or the Leases.  We still lease 183 senior living communities from Senior Housing.  Pursuant to the terms of the Realignment Agreement, (1) the Leases were reconfigured as described below, (2) we sold certain personal property located at the Properties to subsidiaries of Senior Housing, (3) we sold to Senior Housing 3,200,000 shares, or the Shares, of common stock, $.01 par value per share, which represents approximately 9% of our total common stock outstanding, (4) we agreed to certain reporting and other operating obligations required by FNMA, and (5) our subsidiaries pledged to FNMA certain tangible and intangible personal property, such as accounts receivable and contract rights, located at, or arising from the operations of, the Properties to secure their obligations under the Lease under which the Properties are leased and certain of their obligations relating to the Loan.  To compensate us for the sale of personal property, the sale of the Shares, the pledge of personal property and for the services and obligations that we have assumed, Senior Housing (1) reduced the rent payable by us to Senior Housing under one of the Leases, but not the lease under which the Properties are leased, by $2 million per year for the term of that Lease, which will expire in 2026, (2) paid us a total of $18.6 million, and (3) agreed to reimburse us for our out of pocket expenses incurred in connection with the negotiation and closing of the Loan.

As a result of the transaction, the Leases were reconfigured so that the Properties, which are mortgaged to FNMA, are all leased under a single lease, or the FNMA Lease, which includes independent living communities and assisted living communities and has an initial term that expires in 2028.  Lease no. 1 (which is comprised of four separate leases) now covers 80 properties, including independent living communities, assisted living communities and skilled nursing facilities and has an initial term that expires in 2024.  Lease No. 2 now covers 50 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals and has an initial term that expires in 2026.  Lease no. 4 now covers 25 properties, including independent living communities, assisted living communities and skilled nursing facilities and has an initial term that expires in 2017.  Pursuant to the Realignment Agreement, the Leases subject to the Realignment Agreement (other than the FNMA Lease) no longer prohibit our tenant subsidiaries from incurring debt secured by our investments, and no longer prohibit our tenant subsidiaries from incurring liabilities, although such Leases do still prohibit our tenant subsidiaries from engaging in any business other than the leasing and operation of properties leased from Senior Housing.

On August 4, 2009, pursuant to the Realignment Agreement described above, we sold the Shares to Senior Housing.  This sale does not involve any public offering and is therefore exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  In connection with this sale, we entered into a registration rights agreement with Senior Housing, or the Registration Rights Agreement.  However, the sale of the Shares by Senior Housing are restricted if it would limit our ability to apply net operating loss carryforwards or similar tax benefits.  The issuance of the Shares to Senior Housing was included in the Realignment Agreement to compensate us for certain undertakings and so that Senior Housing may participate in the benefits which we may realize under the Realignment Agreement.

In connection with our entry into the Realignment Agreement, on August 4, 2009, we entered into an amendment, or the Amendment, to our revolving credit facility with Wachovia Bank, National Association, to allow us to pledge certain personal property arising from the operations of the Properties to secure our obligations under the FNMA Lease and certain of our obligations relating to the Loan.

The terms of the Realignment Agreement described above were negotiated and approved by special committees of our independent directors and Senior Housing’s independent trustees, none of whom are trustees or directors of the other company.  Each special committee was represented by separate counsel.

For more information about our dealings with our managing directors, RMR, Senior Housing and their affiliates and about the risks which may arise as a result of these related person transactions, please see the Annual Report, the First Quarter Report, the other Items in this Quarterly Report on Form 10-Q, and our other filings made with the SEC, and in particular, the section captions “Risk Factors” in the Annual Report, the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related  Person Transactions” in the Annual Report, First Quarter Report and this Quarterly Report on Form 10-Q and the section captioned “Related Person Transactions and Company Review of Such Transactions” in the Proxy Statement, relating to our 2009 Annual Shareholders Meeting.

The descriptions above are qualified in their entirety by reference to the copies of the Registration Rights Agreement, the Realignment Agreement, the Amendment, the Leases and other documents filed as exhibits to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.  Exhibits

10.1                         Lease Realignment Agreement, dated as of August 4, 2009, by and among Senior Housing Properties Trust and certain of its affiliates, and Five Star Quality Care, Inc. and certain of its affiliates. (Filed herewith.)

10.2                         Seventh Amendment to Credit and Security Agreement, dated as of August 4, 2009, by and between Five Star Quality Care, Inc. and Wachovia Bank, National Association.  (Filed herewith.)

10.3                         Registration Rights Agreement, dated as of August 4, 2009, between Five Star Quality Care, Inc. and Senior Housing Properties Trust.  (Filed herewith.)

10.4                         Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Filed herewith.)

10.5                         Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by Five Star Quality Care Inc., as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Filed herewith.)

10.6                         Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant.  (Filed herewith.)

10.7                         Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant.  (Filed herewith.)

10.8                         Amended and Restated Master Lease Agreement, dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FVE FM Financing, Inc., as Tenant.  (Filed herewith.)

10.9                         Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FVE FM Financing, Inc., as Tenant.  (Filed herewith.)

10.10                       Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, by and among certain affiliates of Senior

Housing Properties Trust, as Landlord, and FVE FM Financing, Inc., as Tenant.  (Filed herewith.)

10.11                       Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant.  (Filed herewith.)

10.12                       Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant.  (Filed herewith.)

10.13                       Representative form of Subordination, Assignment and Security Agreement.  (Filed herewith.)

31.1                         Rule 13a-14(a) Certification of Chief Executive Officer.  (Filed herewith.)

31.2                         Rule 13a-14(a) Certification of Chief Financial Officer.  (Filed herewith.)

32.1                         Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.  (Furnished herewith.)

99.1                         Amended and Restated Subtenant Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by certain affiliates of the Five Star Quality Care, Inc., each a Subtenant Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

99.2                         Amended and Restated Security Agreement (Lease No. 1), dated as of August 4, 2009, by and between Five Star Quality Care Trust, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Filed herewith.)

99.3                         Amended and Restated Subtenant Security Agreement (Lease No. 1), dated as of August 4, 2009, made by certain affiliates of Five Star Quality Care, Inc., as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Filed herewith.)

99.4                         Amended and Restated Subtenant Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by certain affiliates of Five Star Quality Care, Inc., each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant.  (Filed herewith.)

99.5                         Amended and Restated Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain affiliates of Five Star Quality Care, Inc., as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant.  (Filed herewith.)

99.6                         Amended and Restated Subtenant Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain affiliates of Five Star Quality Care, Inc., as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant.  (Filed herewith.)

99.7                         Amended and Restated Subtenant Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by certain affiliates of Five Star Quality Care, Inc., each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant.   (Filed herewith.)

99.8                       Amended and Restated Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain affiliates of Five Star Quality Care, Inc., as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant.  (Filed herewith.)

99.9                         Amended and Restated Subtenant Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain affiliates of Five Star Quality Care, Inc., as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant.  (Filed herewith.)

99.10                       Termination of Pledge Agreements, dated as of August 4, 2009, made by certain affiliates of Senior Housing Properties Trust, as Secured Parties, and Certain Affiliates of Five Star Quality Care, Inc., as Pledgors.  (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: August 10, 2009

/s/ Francis R. Murphy III
Francis R. Murphy III
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: August 10, 2009