Form 10-Q
period 2009-09-30
FIVE STAR QUALITY CARE INC
filed 2009-11-04
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☐  No ☒

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of November 4, 2009: 35,436,064.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

SEPTEMBER 30, 2009

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$26,432	$16,138
Accounts receivable, net of allowance of $6,663 and $6,292 at September 30, 2009 and December 31, 2008, respectively	61,932	66,023
Investments in trading securities	66,189	—
Investments in available for sale securities	8,865	7,232
Restricted cash	5,231	4,943
Restricted investments	2,062	2,575
UBS put right related to auction rate securities	8,249	—
Prepaid expenses and other current assets	16,803	17,350
Total current assets	195,763	114,261

Property and equipment, net	187,282	190,627
Investments in trading securities	—	62,866
Equity investment in Affiliates Insurance Company	4,977	—
UBS put right related to auction rate securities	—	11,081
Restricted cash	7,121	6,279
Restricted investments	5,770	7,089
Goodwill and other intangible assets	15,460	15,752
Other long term assets	3,215	4,683
	$419,588	$412,638
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$26,530	$28,443
Accrued expenses	19,424	18,460
Accrued compensation and benefits	46,256	36,560
Due to Senior Housing Properties Trust (Senior Housing)	15,126	14,908
UBS secured revolving credit facility related to auction rate securities	39,704	—
Mortgage notes payable	155	149
Accrued real estate taxes	12,565	9,304
Security deposit liability	11,849	12,521
Other current liabilities	8,445	8,794
Total current liabilities	180,054	129,139

Long term liabilities:
UBS secured revolving credit facility related to auction rate securities	—	21,875
Mortgage notes payable	12,314	12,441
Convertible senior notes	51,552	126,500
Continuing care contracts	2,633	3,183
Accrued self insurance obligations	22,523	22,410
Other long term liabilities	12,177	11,751
Total long term liabilities	101,199	198,160

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock: none issued	—	—
Common stock, par value $0.01: 35,436,064 and 32,205,604 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	354	322
Additional paid in capital	296,431	287,204
Accumulated deficit	(162,547)	(200,605)
Unrealized gain (loss) on investments in available for sale securities	4,097	(1,582)
Total shareholders’ equity	138,335	85,339
	$419,588	$412,638

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

 (in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Senior living revenue	$253,699	$239,867	$757,305	$682,602
Rehabilitation hospital revenue	24,641	23,938	75,008	73,103
Institutional pharmacy revenue	18,868	16,814	55,418	52,301
Total revenues	297,208	280,619	887,731	808,006

Operating expenses:
Senior living wages and benefits	130,266	119,792	387,078	338,809
Other senior living operating expenses	62,903	60,820	184,220	172,108
Rehabilitation hospital expenses	22,363	22,332	68,011	67,539
Institutional pharmacy expenses	18,296	17,368	54,957	50,918
Rent expense	44,520	41,718	133,086	116,380
General and administrative	13,465	11,948	38,914	34,803
Depreciation and amortization	4,003	3,684	12,445	10,954
Total operating expenses	295,816	277,662	878,711	791,511

Operating income	1,392	2,957	9,020	16,495

Interest, dividend and other income	479	1,071	2,394	4,867
Interest and other expense	(964)	(1,696)	(3,390)	(4,890)
Unrealized gain (loss) on investments in trading securities	(238)	(1,733)	3,473	(6,099)
Unrealized gain (loss) on UBS put right related to auction rate securities	455	—	(2,832)	—
Equity in losses of Affiliates Insurance Company	(23)	—	(132)	—
Gain on early extinguishment of debt	3,031	743	34,262	743
Gain on sale of available for sale securities	795	—	795	—
Impairment of investments in available for sale securities	—	(3,019)	(2,947)	(3,019)

Income (loss) from continuing operations before income taxes	4,927	(1,677)	40,643	8,097
(Provision) benefit for income taxes	(565)	90	(2,074)	(920)
Income (loss) from continuing operations	4,362	(1,587)	38,569	7,177
Loss from discontinued operations	(254)	(663)	(511)	(4,321)

Net income (loss)	$4,108	$(2,250)	$38,058	$2,856

Weighted average shares outstanding - basic	34,219	31,845	32,890	31,832

Weighted average shares outstanding - diluted	38,835	31,845	38,554	31,832

Basic income (loss) per share from:
Continuing operations	$0.13	$(0.05)	$1.17	$0.23
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.14)
Net income (loss) per share - basic	$0.12	$(0.07)	$1.15	$0.09

Diluted income (loss) per share from:
Continuing operations	$0.12	$(0.05)	$1.05	$0.23
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.14)
Net income (loss) per share - diluted	$0.11	$(0.07)	$1.04	$0.09

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$38,058	$2,856
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,445	10,954
Gain on early extinguishment of debt	(34,262)	(743)
Loss from discontinued operations	511	4,321
Unrealized (gain) loss on investments in trading securities	(3,473)	6,099
Unrealized loss on UBS put right related to auction rate securities	2,832	—
Gain on sale of available for sale securities	(795)	—
Impairment of investments in available for sale securities	2,947	3,019
Equity in losses of Affiliates Insurance Company	132	—
Provision for losses on receivables, net	371	1,162
Changes in assets and liabilities:
Accounts receivable	3,720	(103)
Prepaid expenses and other assets	(1,171)	1,802
Investment securities	—	(13,050)
Accounts payable and accrued expenses	(949)	(234)
Accrued compensation and benefits	9,696	12,484
Due to Senior Housing	218	3,448
Other current and long term liabilities	2,229	12,578
Cash provided by operating activities	32,509	44,593

Net cash provided by (used in) discontinued operations	611	(1,136)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts, net	(824)	(2,264)
Acquisition of property and equipment	(47,666)	(53,493)
Acquisition of senior living communities, net of working capital assumed	—	(18,146)
Investment in Affiliates Insurance Company	(5,109)	—
Proceeds from disposition of property and equipment held for sale to Senior Housing	30,353	42,061
Proceeds from sale of equipment to Senior Housing	8,491	—
Proceeds from sale of available for sale securities	3,719	—
Cash used in investing activities	(11,036)	(31,842)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	48,889	—
Repayments of borrowings on credit facilities	(31,060)	—
Purchase and retirement of convertible senior notes	(38,458)	—
Repayments of mortgage notes payable	(121)	(2,642)
Proceeds from issuance of common shares to Senior Housing	8,960	—
Cash used in financing activities	(11,790)	(2,642)

Change in cash and cash equivalents	10,294	8,973
Cash and cash equivalents at beginning of period	16,138	30,999
Cash and cash equivalents at end of period	$26,432	$39,972

Supplemental cash flow information:
Cash paid for interest	$2,516	$2,879
Cash paid for income taxes	$2,216	$2,117

Non-cash investing and financing activities:
Issuance of common stock	$87	$184

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries have been prepared without audit.  Certain information and disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For discussion of our liquidity and capital resources see Item 2 of this quarterly report.

In preparing these condensed consolidated financial statements, we evaluated events that occurred through November 4, 2009, the date of issuance of these condensed consolidated financial statements, for potential recognition or disclosure.

We operate senior living communities, including independent living or congregate care communities, assisted living communities and skilled nursing facilities, or SNFs.  As of September 30, 2009, we leased or owned and operated 206 senior living communities containing 21,953 living units, including 159 primarily independent and assisted living communities with 17,675 living units and 47 SNFs with 4,278 units.

Of our 159 primarily independent and assisted living communities, we:

•                  leased 132 communities containing 15,499 living units from Senior Housing Properties Trust, or Senior Housing, our former parent;

•                  leased four communities with 200 living units from Health Care Property Investors; and

•                  owned 23 communities with 1,976 living units.

Of our 47 SNFs, we:

•                  leased 45 facilities from Senior Housing with 4,007 units; and

•                  owned two facilities with 271 units.

In aggregate, our 206 senior living communities included 6,233 independent living apartments, 9,622 assisted living units and 6,098 skilled nursing units.  Excluded from the preceding data are four senior living communities which we leased from Senior Housing, consisting of two assisted living senior living communities containing 173 living units and two SNFs containing 136 units, which have been classified as discontinued operations.

We also own and operate five institutional pharmacies and we operate two rehabilitation hospitals with 321 beds that we lease from Senior Housing.  Our two rehabilitation hospitals provide inpatient services at the two hospitals and three satellite locations.  In addition, we operate 13 outpatient clinics affiliated with these rehabilitation hospitals.

Note 2. Accounting Standards Update

In June 2009, the Financial Accounting Standards Board, or FASB, issued “The FASB Accounting Standards CodificationTM”, or the Codification.  The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Codification did not cause any change to our current accounting practices.

Effective June 30, 2009, we adopted the Subsequent Events Topic of the Codification.  This topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements are issued or are available to be issued.

The Business Combinations Topic of the Codification establishes principles and requirements for how an acquirer will recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree and goodwill acquired in a business combination  principally by expanding the definition of what constitutes a business combination, making it more likely that our acquisitions will be accounted for as business combinations, and by requiring the immediate expensing of acquisition costs incurred in connection with such transactions.  This topic is effective for fiscal years beginning after December 15, 2008 and the adoption affects our consolidated financial statements, principally by requiring us to expense acquisition costs.

Effective June 30, 2009, we adopted the Interim Disclosures about Fair Value of Financial Instruments subtopic of the Financial Instruments Topic of the Codification.  Please see Note 8, “Fair Value of Assets and Liabilities” for relevant disclosures.

In April 2009, the FASB issued the following topics: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; Recognition and Presentation of Other-Than-Temporary Impairments; and, Interim Disclosures about Fair Value of Financial Instruments.  The first topic provides additional guidance for estimating fair value when the volume and level of activity for the assets or liabilities have significantly decreased.  This topic also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The Other-Than-Temporary Impairments Topic amends existing other than temporary impairment guidance relating to debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments of debt and equity securities.  The Interim Disclosures about Fair Value of Financial Instruments Topic requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Each of these topics is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of these topics did not cause any significant changes to our disclosures in our consolidated financial statements.

Note 3. Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30, 2009	December 31, 2008
Land	$14,775	$16,976
Buildings and improvements	147,954	147,205
Furniture, fixtures and equipment	60,810	63,770
	223,539	227,951
Accumulated depreciation	(36,257)	(37,324)
	$187,282	$190,627

As of September 30, 2009 and December 31, 2008, we had assets classified as “held for sale” of $5,262 and $11,272, respectively, included in our property and equipment that we intend to sell to Senior Housing as permitted by our leases.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$4,108	$(2,250)	$38,058	$2,856
Net change in unrealized appreciation (depreciation) of investments	968	(3,188)	5,679	(3,811)
Comprehensive income (loss)	$5,076	$(5,438)	$43,737	$(955)

Note 5.  Financial Data by Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and SNFs.  Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business but we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for our two captive insurance companies that participate in our workers’ compensation and liability insurance programs which are located in Bermuda and the Cayman Islands.

We use segment operating profit as an important measure to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest and other income, interest and other expense, and certain corporate expenses.

Our revenues by segments and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended September 30, 2009
Revenues	$253,699	$24,641	$18,868	$297,208
Segment expenses:
Operating expenses	193,169	22,363	18,296	233,828
Rent expense	41,958	2,562	—	44,520
Depreciation and amortization	2,971	22	1,010	4,003
Total segment expenses	238,098	24,947	19,306	282,351

Segment operating profit (loss)	15,601	(306)	(438)	14,857
General and administrative expenses(2)	—	—	(13,465)	(13,465)
Operating income (loss)	15,601	(306)	(13,903)	1,392
Interest, dividend and other income	9	—	470	479
Interest and other expense	(200)	—	(764)	(964)
Unrealized loss on investments in trading securities	—	—	(238)	(238)
Unrealized gain on UBS put right related to auction rate securities	—	—	455	455
Equity in losses of Affiliates Insurance Company	—	—	(23)	(23)
Gain on early extinguishment of debt	—	—	3,031	3,031
Gain on sale of available for sale securities	—	—	795	795
Provision for income taxes	—	—	(565)	(565)
Income (loss) from continuing operations	$15,410	$(306)	$(10,742)	$4,362

Total Assets as of September 30, 2009	$258,398	$16,613	$144,577	$419,588

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended September 30, 2008
Revenues	$239,867	$23,938	$16,814	$280,619
Segment expenses:
Operating expenses	180,612	22,332	17,368	220,312
Rent expense	39,028	2,690	—	41,718
Depreciation and amortization	2,476	314	894	3,684
Total segment expenses	222,116	25,336	18,262	265,714

Segment operating profit (loss)	17,751	(1,398)	(1,448)	14,905
General and administrative expenses(2)	—	—	(11,948)	(11,948)
Operating profit (loss)	17,751	(1,398)	(13,396)	2,957
Interest, dividend and other income	106	—	965	1,071
Interest and other expense	(359)	—	(1,337)	(1,696)
Unrealized loss of investments in trading securities	—	—	(1,733)	(1,733)
Gain on early extinguishment of debt	—	—	743	743
Impairment of investments in available for sale securities	—	—	(3,019)	(3,019)
Benefit for income taxes	—	—	90	90
Income (loss) from continuing operations	$17,498	$(1,398)	$(17,687)	$(1,587)

Total Assets as of September 30, 2008	$239,542	$19,574	$130,404	$389,520

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Nine months ended September 30, 2009
Revenues	$757,305	$75,008	$55,418	$887,731
Segment expenses:
Operating expenses	571,298	68,011	54,957	694,266
Rent expense	124,900	8,186	—	133,086
Depreciation and amortization	9,388	75	2,982	12,445
Total segment expenses	705,586	76,272	57,939	839,797

Segment operating profit (loss)	51,719	(1,264)	(2,521)	47,934
General and administrative expenses(2)	—	—	(38,914)	(38,914)
Operating income (loss)	51,719	(1,264)	(41,435)	9,020
Interest, dividend and other income	302	—	2,092	2,394
Interest and other expense	(603)	—	(2,787)	(3,390)
Unrealized gain on investments in trading securities	—	—	3,473	3,473
Unrealized loss on UBS put right related to auction rate securities	—	—	(2,832)	(2,832)
Equity in losses of Affiliates Insurance Company	—	—	(132)	(132)
Gain on early extinguishment of debt	—	—	34,262	34,262
Gain on sale of available for sale securities	—	—	795	795
Impairment on investments in available for sale securities	—	—	(2,947)	(2,947)
Provision for income taxes	—	—	(2,074)	(2,074)
Income (loss) from continuing operations	$51,418	$(1,264)	$(11,585)	$38,569

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Nine months ended September 30, 2008
Revenues	$682,602	$73,103	$52,301	$808,006
Segment expenses:
Operating expenses	510,917	67,539	50,918	629,374
Rent expense	108,359	8,021	—	116,380
Depreciation and amortization	7,350	931	2,673	10,954
Total segment expenses	626,626	76,491	53,591	756,708

Segment operating profit (loss)	55,976	(3,388)	(1,290)	51,298
General and administrative expenses(2)	—	—	(34,803)	(34,803)
Operating income (loss)	55,976	(3,388)	(36,093)	16,495
Interest, dividend and other income	1,152	—	3,715	4,867
Interest and other expense	(993)	—	(3,897)	(4,890)
Unrealized loss on investments in trading securities	—	—	(6,099)	(6,099)
Gain on early extinguishment of debt	—	—	743	743
Impairment of investments in available for sale securities	—	—	(3,019)	(3,019)
Provision for income taxes	—	—	(920)	(920)
Income (loss) from continuing operations	$56,135	$(3,388)	$(45,570)	$7,177

(1)          Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business, as well as income and expenses that are not attributable to a specific segment.

(2)          General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and contractual service expenses affecting home office activities.

Note 6.  Income Taxes

Because we have historically reported losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  When we believe that we will more likely than not realize the benefit of our deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statement of operations, which will affect our results of operations.  As of December 31, 2008, our federal net operating

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

loss carry forward was approximately $157,268.  Our net operating loss carry forwards, that begin to expire in 2023 if unused, are subject to audit and adjustments by the Internal Revenue Service.

For the nine months ended September 30, 2009, we recognized tax expenses of $2,074, which includes tax expense of $1,471 for state taxes on operating income and state tax expense of $510 attributable to the gain on extinguishment of debt, each payable without regard to our tax loss carry forwards.  Tax expense also includes $93 related to a non-cash deferred liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Note 7.  Earnings Per Share

Basic earnings per share, or EPS, for the three and nine months ended September 30, 2009 and 2008 is computed using the weighted average number of shares outstanding during the periods.  Diluted EPS for the three and nine months ended September 30, 2009 and 2008 reflects additional common shares, related to the convertible senior notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include approximately 389,000 and 153,000 unvested shares as of September 30, 2009 and 2008, respectively, issued  to officers and others under our 2001 Stock Option and Stock Incentive Plan.

The following table provides a reconciliation of net income and the number of common shares used in the computations of diluted EPS:

	Three Months Ended September 30,
	2009			2008
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income (loss) from continuing operations	$4,362	34,219	$0.13	$(1,587)	31,845	$(0.05)
Effect of convertible senior notes	488	4,616	—	—
Diluted income (loss) from continuing operations	$4,850	38,835	$0.12	$(1,587)	31,845	$(0.05)
Diluted loss from discontinued operations	$(254)	38,835	$(0.01)	$(663)	31,845	$(0.02)

	Nine Months Ended September 30,
	2009			2008
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$38,569	32,890	$1.17	$7,177	31,832	$0.23
Effect of convertible senior notes	1,783	5,664	—	—
Diluted income from continuing operations	$40,352	38,554	$1.05	$7,177	31,832	$0.23
Diluted loss from discontinued operations	$(511)	38,554	$(0.01)	$(4,321)	31,832	$(0.14)

Note 8.  Fair Values of Assets and Liabilities

The table below presents the assets and liabilities measured at fair value at September 30, 2009, categorized by the level of inputs used in the valuation of each asset.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long lived assets held for sale (1)	$5,262	$—	$5,262	$—
Investments in trading securities (2)	66,189	—	—	66,189
UBS Put Right (3)	8,249	—	—	8,249
Investments in available for sale securities (4)	16,697	16,697	—	—
Total assets	$96,397	$16,697	$5,262	$74,438

(1) Long lived assets held for sale consist of property and equipment we expect to sell to Senior Housing as permitted by our leases.  We determined that these asset costs approximate fair value since we have either recently acquired the assets or the assets are part of ongoing construction projects and we expect to sell these assets to Senior Housing at their recorded value.

(2) Our investments in trading securities consist of auction rate securities, or ARS, which are primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  Due to events in the credit markets, auctions for our ARS failed starting in the first quarter of 2008 and there is currently no market, or a very illiquid market, in which we might sell these securities.  We measured the fair value of these securities by reference to a statement provided by UBS AG, or UBS, that was calculated with the assistance of a valuation model.  This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate discount rate.  The analysis also included a comparison, when possible, to observable market data of securities with characteristics similar to our ARS.  We reviewed the components of, and calculations made under, UBS’s model.  Due to the changes in fair value for our ARS for the nine months ended September 30, 2009, we have recorded an unrealized gain of $3,473. We have entered a settlement agreement with UBS related to our investment in ARS.  Pursuant to this agreement we have the right, or the UBS Put Right, to require UBS to acquire our ARS at par value beginning in June 2010.  In June 2009, we reclassified our ARS from non-current to current investments due to our expectation of exercising the UBS Put Right in June  2010.

(3) We valued the UBS Put Right by taking into consideration the fair value of our ARS, the amounts outstanding on our loan with UBS and a factor representing our credit party risk with UBS.  The largest risk associated with the UBS Put Right is the continued financial solvency of UBS. The value of the UBS Put Right typically fluctuates inversely with the value of the ARS that we hold.  The increase in value of our ARS for the nine months ended September 30, 2009 caused an unrealized loss of $2,832 in the value of the UBS Put Right.  We have accounted for the UBS Put Right as a freestanding financial instrument and elected to carry it at its estimated fair market value pursuant to the fair value option provided by the Financial Instruments Topic of the Codification.   We elected the fair value option since we expect that, other than changes in UBS’ credit default swap rate and our borrowings on the UBS line, the changes in fair value of the UBS Put Right will be offset by the fair value change in the ARS.  In June 2009, we reclassified the UBS Put Right from non-current to current assets due to our expectation of exercising the UBS Put Right in June 2010.

(4) Investments in available for sale securities consist primarily of preferred securities and are reported on our balance sheet as current investments in available for sale securities of $8,865, current restricted investments of $2,062 and long term restricted investments of $5,770.  These securities are carried at fair value utilizing quoted market prices with changes in fair value recorded in other comprehensive income and have an amortized cost of $12,518 and $18,524 as of September 30, 2009 and December 31, 2008, respecitvely.  During the three months ended September 30, 2009, we received gross proceeds of $3,719 in connection with the sale of available for sale securities and recorded a gross realized gain totaling $820 and a gross realized loss totaling $25.

When a change in fair value of available for sale securities is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  As of September 30, 2009 and 2008, these securities had unrealized gains of $4,141 and $88 and unrealized losses of $44 and $1,716, respectively.  If we determine that a valuation adjustment results in an “other than temporary impairment”, we would record a charge to earnings.  We determine the estimated fair value of our available

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

for sale investments by reviewing the current market price, the ratings of the security, the financial condition of the obligor, and our intent and ability to retain the investment for a sufficient period to allow for recovery in the market value of the investment.  In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the investment’s cost basis for an extended period.  However, the presumption may be overcome if there is persuasive evidence indicating the decline is temporary in nature, such as if the operating performance of the obligor is strong or the market price of the security is historically volatile.  During the nine months ended September 30, 2009, we have recorded an “other than temporary impairment” of $2,947, due to current economic conditions involving the companies that issued the securities we hold.  Unrealized gains earned on our available for sale investments are recorded in other comprehensive income for the current period and will be recorded in the statement of operations when the investments are sold.  At September 30, 2009, six of the preferred securities we hold are in a loss position that has ranged from 15 to 48 months and have accumulated losses of $44.  We consider these investments temporarily impaired since we believe we have the ability, and maintain our intent, to hold these investments until recovery of their market value occurs.

The table below presents the change in fair value measurements that used Level 3 inputs for the nine months ended September 30, 2009:

	Investments in trading securities	UBS Put Right
Balance at December 31, 2008	$62,866	$11,081
Change in value recognized in earnings	3,516	(3,527)
Balance at March 31, 2009	66,382	7,554
Change in value recognized in earnings	195	240
Balance at June 30, 2009	66,577	7,794
Change in value recognized in earnings	(238)	455
Sale of trading securities	(150)	—
Balance at September 30, 2009	$66,189	$8,249

There were no transfers into or out of securities valued using Level 3 inputs during the periods shown above.

Our financial instruments are limited to cash and cash equivalents, accounts receivable, investments in trading securities, investments in available for sale securities, accounts payable, mortgage notes payable, the UBS Put Right and our convertible senior notes.  We believe that the fair values of our current financial instruments approximate their reported carrying amounts due to the short term nature of these instruments.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

The carrying values and fair values of non-current financial instruments are shown in the following table.

	As of September 30, 2009		As of December 31, 2008
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term financial assets:
Investments in trading securities(1)	$—	$—	$62,866	$62,866
Restricted cash and investments(2)	12,891	12,891	13,368	13,368
Equity investment in Affiliates Insurance Company(3)	4,977	4,977	—	—
UBS put right related to auction rate securities(4)	—	—	11,081	11,081
Total long term financial assets	$17,868	$17,868	$87,315	$87,315

Long term financial liabilities:
UBS secured revolving credit facility(5)	$—	$—	$21,875	$21,875
Mortgage notes payable(2)	12,314	12,314	12,441	12,441
Convertible senior notes(6)	51,552	40,855	126,500	42,884
Total long term financial liabilities	$63,866	$53,169	$160,816	$77,200

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

(4) We have accounted for the UBS Put Right as a freestanding economic hedge for a financial asset (our investments in ARS) and elected to carry it at its estimated fair market value under the fair value option.

(5) The carrying value of our UBS secured revolving credit facility approximates fair value.

(6) We estimate the fair value of our convertible senior notes using quoted market data for these securities.

Note 9.  Lines of Credit

We have a $40,000 revolving line of credit. Our revolving line of credit is available for acquisitions, working capital and general business purposes and is scheduled to expire in May 2010. The amount we are able to borrow at any time is subject to limitation based upon qualifying collateral. We are the borrower under this revolving line of credit and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and related assets. We borrow in U.S. dollars and borrowings under our revolving line of credit bear interest at LIBOR plus a premium. The facility contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may borrow under this credit facility may be increased to $80,000. The termination date may be extended twice, in each case by 12 months, subject to lender approval, our payment of extension fees and other conditions. As of September 30, 2009 and November 4, 2009, no amounts were outstanding and $40,000 was available under this line of credit. As of September 30, 2009 and November 4, 2009, we believe we are in compliance with all applicable covenants under this revolving line of credit. Interest expense and other associated costs related to this facility were $56 and $85 for the three months ended September 30, 2009 and 2008, respectively, and $248 and $168 for the nine months ended September 30, 2009 and 2008, respectively.

Pursuant to our settlement agreement with UBS, we have a non-recourse credit facility with UBS which is available for acquisitions, working capital and general business purposes. The amount we are able to borrow at any time is 60% of the market value of the ARS which are collateral for the loan.  Such amount may vary over time. The interest rate under our credit facility will also vary depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 50 basis points. In June 2009, we reclassified our ARS from non-current to current investments since we expect to exercise our put right with UBS within one year.  As a result, in June 2009, we also reclassified our outstanding borrowings from long term to current as the loan must be repaid with the proceeds from the exercise of the UBS Put Right.  As of September 30, 2009 and November 4, 2009, we had $39,704 outstanding under this credit facility and approximately $9 remained available to borrow.  As of September 30, 2009 and November 4, 2009, we believe we are in compliance with all applicable covenants under this revolving credit facility. Interest expense and other associated costs related to this facility were $111 and $398 for the three and nine months ended September 30, 2009, respectively.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 10.  Mortgages Payable

At September 30, 2009, three of our communities were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgages totaling $12,469.  The weighted average interest rate on these loans was 6.23%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants. In September 2008, we repaid two HUD insured mortgages that were secured by one of our senior living communities.  Mortgage interest expense, including premium amortization, was $200 and $245 for the three months ended September 30, 2009 and 2008, respectively, and $603 and $724 for the nine months ended September 30, 2009 and 2008, respectively.

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

During the first nine months of 2009, we retired $74,920 par value, or 59.2%, of our outstanding Notes that we had purchased for $38,458, plus accrued interest.  We funded these purchases principally from cash generated by our operations, borrowings under our UBS credit facility and cash received in connection with the lease realignment agreement, or the Lease Realignment Agreement, we entered into with Senior Housing in August 2009 (see Note 12).  As a result of these purchases, we recorded a $34,262 gain, net of related unamortized costs, on early extinguishment of debt.

Interest expense and other associated costs on the outstanding Notes were $597 and $1,252 for the three months ended September 30, 2009 and 2008, respectively, and $2,143 and $3,730 for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009 and November 4, 2009, we believe we are in compliance with all applicable covenants of this indenture.

In October 2009, we retired an additional $800 par value of our outstanding Notes that we had purchased for $638, plus accrued interest.  We funded this purchase principally from cash generated by our operations.  As a result of this purchase, we expect to record a $139 gain, net of related unamortized costs, on early extinguishment of debt, in the fourth quarter of 2009.

Note 12. Related Person Transactions

At September 30, 2009, we leased 181 of our senior living communities and our two rehabilitation hospitals from Senior Housing for a total minimum annual rent of $173,692.  During the nine months ended September 30, 2009, pursuant to the terms of our leases with Senior Housing, Senior Housing purchased $30,354 of improvements made to our properties leased from Senior Housing, and, as a result, our annual rent payable to Senior Housing increased by approximately $2,435.

Since we became a separate public company from Senior Housing, we have had a management and shared services agreement with Reit Management & Research, LLC, or RMR.  We lease our headquarter locations from affiliated entities of RMR.  RMR is owned by Barry Portnoy, one of our managing directors, and his son Adam Portnoy.  Our other managing director, Gerard Martin, is a former owner and current director of RMR.  Our president and our treasurer are also officers of RMR.  RMR provides services to other companies, including Senior Housing.  For more details of these and other relationships we have with RMR, please see our Annual Report on Form 10-K for the year ended December 31, 2008 which is available from the SEC at its website www.sec.gov.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

As of September 30, 2009, we have invested $5,109 in Affiliates Insurance Company, or AIC, an insurance company that is owned by RMR and other companies to which RMR provides management services. We own approximately 16.67% of the common shares of AIC and our shares have a current carrying value of $4,977.  Although we own less than 20% of AIC, we use the equity method to account for our investment in AIC because we believe that we have significant influence over AIC since each of our directors is a director of AIC and since we expect to procure some of our insurance from AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statement of income.  If we determine there is an “other than temporary impairment” in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.  Subsequent to September 30, 2009, we invested an additional $24 in order to fund our share of certain AIC formation and licensing costs.

On August 4, 2009, we entered into the Lease Realignment Agreement with Senior Housing.  The Lease Realignment Agreement was entered into to assist Senior Housing in obtaining mortgage financing, or the Loan, from the Federal National Mortgage Association, or FNMA, which is secured by 28 properties owned by Senior Housing and leased to us, or the Properties.  The Properties consist of senior living communities with 5,618 living units located in 16 states.  In connection with the FNMA transaction, we realigned our leases with Senior Housing.  As of August 4, 2009, Lease No. 1 (which is comprised of four separate leases) covered 80 properties, including independent living communities, assisted living communities and skilled nursing facilities, and has an initial term that expires in 2024.  As of August 4, 2009, Lease No. 2 covered 50 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and has an initial term that expires in 2026.  As of August 4, 2009, Lease No. 3 covered the 28 FNMA financed properties, including independent living communities and assisted living communities, and has an initial term that expires in 2028.  As of August 4, 2009, Lease No. 4 covered 25 properties, including independent living communities, assisted living communities and skilled nursing facilities, and has an initial term that expires in 2017.  In connection with the Lease Realignment Agreement and the FNMA financing, we reached an accommodation with Senior Housing whereby we sold certain of our personal property at the mortgaged properties, we encumbered certain of our assets (e.g. accounts receivable) arising from our operation of the mortgaged properties, we sold 3,200,000 of our common shares and we agreed to certain reporting and other obligations required by FNMA and we were compensated by Senior Housing by receiving a $2,000 annual rent reduction for the term of Lease No. 2 and a cash payment of $18,600.  In addition, Senior Housing reimbursed us for out of pocket expenses incurred in connection with the negotiation and closing of the Loan.  On August 4, 2009, in connection with the FNMA financing, we also amended our $40,000 revolving line of credit to allow us to pledge the accounts receivable of the 28 communities to secure the Loan.

We allocated the cash payment from Senior Housing pursuant to the Lease Realignment Agreement based on the fair value of assets conveyed or expenses reimbursed.  We used our closing share price on the date of the Lease Realignment Agreement to value the 3,200,000 common shares we issued to Senior Housing.  We used our net book value, which approximates its fair value as of the date of sale, to value the personal property we sold to Senior Housing.  Accordingly, we allocated the $18,600 in proceeds from Senior Housing as follows: $8,960 to issuance of common shares, $8,491 to the sale of personal property and $100 as reimbursement of costs incurred.  We recorded the remaining unallocated balance of $1,049 as an inducement in connection with Lease No. 3 and will amortize this amount over the term of that lease as a reduction of rent expense.

For more information about our dealings with our managing directors, Senior Housing, RMR and their affiliates, including AIC, and about the risks which may arise as a result of these related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 13.  Discontinued Operations

In March 2007, we agreed with Senior Housing that it should sell two assisted living communities in Pennsylvania, which we lease from Senior Housing.  We and Senior Housing are in the process of selling these assisted living communities and, if they are sold, our annual minimum rent payable to Senior Housing will decrease by 9.0% of the net proceeds of the sale to Senior Housing, in accordance with the terms of our lease with Senior Housing.

In December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska.  We sold the institutional pharmacy in two separate transactions in the six months ended June 30, 2009, which resulted in a gain on sale of $1,226.  We were unable to sell the mail order pharmacy on acceptable terms and we ceased its operations on March 31, 2009.

During 2009, we agreed with Senior Housing that it should sell two SNFs, one located in Iowa and the other located in Missouri, which we lease from Senior Housing.  On October 1, 2009, Senior Housing sold the SNF located in Iowa to an unaffiliated party for $500 and our rent payable to Senior Housing under Lease No. 1 decreased by 10% of the proceeds of the sale net of closing costs.  On November 1, 2009, Senior Housing sold the SNF located in Missouri to an unaffiliated party for $1,350 and our rent payable to Senior Housing under Lease No. 2 decreased by 10% of the proceeds of the sale net of closing costs.

As of September 30, 2009, we had disposed of substantially all of our assets and liabilities related to the assisted living communities and SNFs which we expect to sell.  We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$1,972	$4,189	$7,017	$12,817
Expenses	(2,226)	(4,852)	(8,754)	(17,138)
Gain on sale	—	—	1,226	—
Net loss	$(254)	$(663)	$(511)	$(4,321)

Note 14.   Subsequent Events

On October 1, 2009, we commenced leasing from Senior Housing a continuing care retirement community with a total of 259 independent, assisted living and skilled nursing units which Senior Housing purchased from an unrelated party. Our rent payable to Senior Housing for this community is $1,838 per year, plus future increases calculated as a percentage of the revenue increase at these communities beginning in 2011.  We added this community to Lease No. 4 with Senior Housing which has a current term expiring in 2017.

In October 2009, we also agreed to lease from Senior Housing ten assisted living communities with a total of 611 independent and assisted living units which Senior Housing expects to purchase from two unrelated parties. Our rent payable to Senior Housing for these communities is expected to be $8,500 per year, plus future increases calculated as a percentage of the revenue increase at these communities expected to commence in 2011.  We intend to add these communities to Lease No. 1 with Senior Housing.  This transaction is subject to Senior Housing and us completing diligence and we can provide no assurance that Senior Housing will acquire or that we will lease these properties.

In October 2009, we retired an additional $800 par value of our outstanding Notes that we had purchased for $638, plus accrued interest.  We funded this purchase principally from cash generated by our operations.  As a result of this purchase, we expect to record a $139 gain, net of related unamortized costs, on early extinguishment of debt in the fourth quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living and congregate care communities, assisted living communities and SNFs.  Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business but we report our institutional pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for our two captive insurance companies that participate in our workers’ compensation and liability insurance programs which are located in Bermuda and the Cayman Islands.

We use segment operating profit as an important measure to evaluate our performance and for internal business decision making purposes.  Segment operating profit excludes interest, dividend and other income, interest and other expenses and certain corporate expenses.

Key Statistical Data For the Three Months Ended September 30, 2009 and 2008:

The following tables present a summary of our operations for the three months ended September 30, 2009 and 2008:

Senior living communities:

	Three months ended September 30,
(dollars in thousands, except average daily rate)	2009	2008	$ Change	% Change
Senior living revenue	$253,699	$239,867	$13,832	5.8%
Senior living wages and benefits	(130,266)	(119,792)	(10,474)	(8.7)%
Other senior living operating expenses	(62,903)	(60,820)	(2,083)	(3.4)%
Rent expense	(41,958)	(39,028)	(2,930)	(7.5)%
Depreciation and amortization expense	(2,971)	(2,476)	(495)	(20.0)%
Interest and other expense	(200)	(359)	159	44.3%
Interest, dividend and other income	9	106	(97)	(91.5)%
Senior living income from continuing operations	$15,410	$17,498	$(2,088)	(11.9)%

No. of communities (end of period)	206	198	8	4.0%
No. of living units (end of period)	21,953	21,031	922	4.4%
Occupancy %	86.1%	88.3%	n/a	(2.2)%
Average daily rate	$145.83	$142.74	$3.09	2.2%
Percent of senior living revenue from Medicare	14.2%	13.7%	n/a	0.5%
Percent of senior living revenue from Medicaid	16.5%	16.5%	n/a	0.0%
Percent of senior living revenue from private and other sources	69.3%	69.8%	n/a	(0.5)%

Comparable communities (senior living communities that we have operated continuously since July 1, 2008):

	Three months ended September 30,
(dollars in thousands, except average daily rates)	2009	2008	$ Change	% Change
Senior living revenue	$242,438	$238,004	$4,434	1.9%
Senior living wages and benefits	(124,740)	(119,062)	(5,678)	(4.8)%
Other senior living operating expenses	(59,962)	(60,442)	480	0.8%
No. of communities (end of period)	188	188	n/a	—
No. of living units (end of period)	20,510	20,510	n/a	—
Occupancy %	86.6%	88.2%	n/a	(1.6)%
Average daily rate	$148.33	$143.24	$5.09	3.6%
Percent of senior living revenue from Medicare	14.6%	13.8%	n/a	0.8%
Percent of senior living revenue from Medicaid	17.1%	16.7%	n/a	0.4%
Percent of senior living revenue from private and other sources	68.3%	69.5%	n/a	(1.2)%

Rehabilitation hospitals:

	Three months ended September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Rehabilitation hospital revenues	$24,641	$23,938	$703	2.9%
Rehabilitation hospital expenses	(22,363)	(22,332)	(31)	(0.1)%
Rent expense	(2,562)	(2,690)	128	4.8%
Depreciation and amortization expense	(22)	(314)	292	93.0%
Rehabilitation hospital income (loss) from continuing operations	$(306)	$(1,398)	$1,092	78.1%

Corporate and other:(1)

	Three months ended September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Institutional pharmacy revenue	$18,868	$16,814	$2,054	12.2%
Institutional pharmacy expenses	(18,296)	(17,368)	(928)	(5.3)%
Depreciation and amortization expense	(1,010)	(894)	(116)	(13.0)%
General and administrative expense(2)	(13,465)	(11,948)	(1,517)	(12.7)%
Unrealized loss on investments in trading securities	(238)	(1,733)	1,495	86.3%
Unrealized gain on UBS put right related to auction rate securities	455	—	455	—
Equity in losses of Affiliates Insurance Company	(23)	—	(23)	—
Gain on early extinguishment of debt	3,031	743	2,288	307.9%
Gain on sale of available for sale securities	795	—	795	—
Impairment on investments in available for sale securities	—	(3,019)	3,019	100.0%
Interest, dividend and other income	470	965	(495)	(51.3)%
Interest and other expense	(764)	(1,337)	573	42.9%
(Provision) benefit for income taxes	(565)	90	(655)	727.8%
Corporate and Other income (loss) from continuing operations	$(10,742)	$(17,687)	$6,945	39.3%

(1)          Corporate and other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.

(2)          General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and contractual service expenses affecting home office activities.

Consolidated:

	Three months ended September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Summary of revenue:
Senior living revenue	$253,699	$239,867	$13,832	5.8%
Rehabilitation hospital revenue	24,641	23,938	703	2.9%
Corporate and other	18,868	16,814	2,054	12.2%
Total revenue	$297,208	$280,619	$16,589	5.9%

Summary of income from continuing operations:
Senior living communities	$15,410	$17,498	$(2,088)	(11.9)%
Rehabilitation hospitals	(306)	(1,398)	1,092	78.1%
Corporate and other	(10,742)	(17,687)	6,945	39.3%
Income from continuing operations	$4,362	$(1,587)	$5,949	374.9%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Senior living communities:

The 5.8% increase in senior living revenue for the three months ended September 30, 2009 was due primarily to revenues from the 18 communities we began to operate after July 1, 2008 plus increased per diem charges, offset by a decrease in occupancy.  The 1.9% increase in senior living revenue at the communities that we have operated continuously since July 1, 2008, or our comparable communities, was due primarily to increased per diem charges, partially offset by a decrease in occupancy.

Our 8.7% increase in senior living wages and benefits costs for the three months ended September 30, 2009 was primarily due to wages and benefits from the communities we began to operate after July 1, 2008 and higher than historical workers compensation and health insurance costs at our comparable communities.  The 3.4% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from expenses at the communities we began to operate on or after July 1, 2008.  The senior living wages and benefits costs for our comparable communities increased by 4.8% as moderate wage increases were outweighed by higher than historical workers compensation and health insurance costs.  Other senior living operating costs at our comparable communities decreased by 0.8% due primarily to decreases in food and pharmacy expenses, offset by higher therapy costs.  The 7.5% rent expense increase was primarily due to the 11 communities that we began to lease after July 1, 2008 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since July 1, 2008, offset by a reduction in rent in connection with the Lease Realignment Agreement.

The 20.0% increase in depreciation and amortization expense for the three months ended September 30, 2009 was primarily attributable to higher depreciation associated with our acquisition of seven communities and other capital expenditures (net of sales of capital improvements to Senior Housing) after July 1, 2008, including our purchase of furniture and fixtures for our owned communities, offset by the sale of certain personal property to Senior Housing pursuant to the Lease Realignment Agreement.

Interest and other expense decreased by 44.3%, for the three months ended September 30, 2009 primarily due to our September 2008 prepayment of two HUD insured mortgages secured by one of our communities.

Rehabilitation hospitals:

The 2.9% increase in rehabilitation hospital revenues for the three months ended September 30, 2009 was primarily due to increased third party insurance provider rates, improved management of patient lengths of stay and increased Medicare reimbursement from higher acuity patients, offset by a decrease in occupancy.

The 0.1% increase in rehabilitation hospital expenses for the three months ended September 30, 2009 was primarily due to increases in labor and benefit expenses due to wage increases and increased insurance costs, offset by staffing reductions.

The 4.8% increase in rent expense for the three months ended September 30, 2009 was due to our payment of additional rent for rehabilitation hospital capital improvements purchased by Senior Housing after July 1, 2008, offset by rent reductions pursuant to the Lease Realignment Agreement.

The 93.0% decrease in depreciation and amortization expense for the three months ended September 30, 2009 was primarily attributable to our write off of long lived assets in the fourth quarter of 2008, offset by depreciation associated with the purchase of computers and related software (net of sales of capital improvements to Senior Housing).

Corporate and other:

The 12.2% increase in institutional pharmacy revenues for the three months ended September 30, 2009 was primarily due to adding new customers, partially offset by decreased revenues per prescription due to a higher percentage of sales of generic drugs.

The 5.3% increase in institutional pharmacy expenses for the three months ended September 30, 2009 was primarily due to increases in cost of sales, due to higher pharmacy sales and labor and benefit expenses associated with servicing additional customers.

The 12.7% increase in general and administrative expenses for the three months ended September 30, 2009 was primarily the result of increased regional support costs and expenses associated with communities we began to operate in 2008.

The 13.0% increase in depreciation and amortization expense for the three months ended September 30, 2009 was primarily attributable to our purchase of furniture and fixtures, computers and related software for our pharmacies and at corporate and regional offices.

Our interest, dividend and other income decreased by $495,000, or 51.3%, for the three months ended September 30, 2009 primarily as a result of lower yields realized on our investments.

Our interest and other expense decreased by $573,000, or 42.9%, primarily as a result of our purchase and retirement of $74.9 million of our outstanding Notes during the nine months ended September 30, 2009.

During the three months ended September 30, 2009, we recognized:

•                  an unrealized loss of $238,000 on investments in trading securities principally related to our holdings of ARS;

•                  an unrealized gain of $455,000 on the value of our UBS Put Right; and

•                  a gain of $795,000 on sale of available for sale securities held by our captive insurance companies.

During the three months ended September 30, 2008, we recognized a loss due to an “other than temporary impairment” of $3.0 million on investments in securities held by our captive insurance companies.

During the three months ended September 30, 2009, we retired $15.6 million par value of our outstanding Notes that we had purchased for $12.2 million, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt of $3.0 million, net of related unamortized costs, during the third quarter of 2009.

For the three months ended September 30, 2009, we recognized tax expense of $565,000, which includes tax expense of $466,000 for state taxes on operating income and state tax expense of $73,000 attributable to the gain on extinguishment of debt, each payable without regard to our tax loss carry forwards.  Tax expense also includes $26,000 related to a non-cash deferred liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Key Statistical Data For the Nine Months Ended September 30, 2009 and 2008:

The following tables present a summary of our operations for the nine months ended September 30, 2009 and 2008:

Senior living communities:

	Nine months ended September 30,
(dollars in thousands, except average daily rate)	2009	2008	$ Change	% Change
Senior living revenue	$757,305	$682,602	$74,703	10.9%
Senior living wages and benefits	(387,078)	(338,809)	(48,269)	(14.2)%
Other senior living operating expenses	(184,220)	(172,108)	(12,112)	(7.0)%
Rent expense	(124,900)	(108,359)	(16,541)	(15.3)%
Depreciation and amortization expense	(9,388)	(7,350)	(2,038)	(27.7)%
Interest and other expense	(603)	(993)	390	39.3%
Interest, dividend and other income	302	1,152	(850)	(73.8)%
Senior living income from continuing operations	$51,418	$56,135	$(4,717)	(8.4)%

No. of communities (end of period)	206	198	8	4.0%
No. of living units (end of period)	21,953	21,031	922	4.4%
Occupancy %	86.3%	89.1%	n/a	(2.8)%
Average daily rate	$146.44	$143.05	$3.39	2.4%
Percent of senior living revenue from Medicare	14.5%	14.9%	n/a	(0.4)%
Percent of senior living revenue from Medicaid	16.3%	16.9%	n/a	(0.6)%
Percent of senior living revenue from private and other sources	69.2%	68.2%	n/a	1.0%

Comparable communities (senior living communities that we have operated continuously since January 1, 2008):

	Nine months ended September 30,
(dollars in thousands, except average daily rates)	2009	2008	$ Change	% Change
Senior living revenue	$651,857	$639,386	$12,471	2.0%
Senior living wages and benefits	(337,633)	(318,074)	(19,559)	(6.1)%
Other senior living operating expenses	(160,100)	(162,789)	2,689	1.7%
No. of communities (end of period)	164	164	n/a	—
No. of living units (end of period)	18,345	18,345	n/a	—
Occupancy %	87.2%	89.3%	n/a	(2.1)%
Average daily rate	$149.25	$142.83	$6.42	4.5%
Percent of senior living revenue from Medicare	16.4%	15.7%	n/a	0.7%
Percent of senior living revenue from Medicaid	18.4%	17.9%	n/a	0.5%
Percent of senior living revenue from private and other sources	65.2%	66.4%	n/a	(1.2)%

Rehabilitation hospitals:

	Nine months ended September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Rehabilitation hospital revenues	$75,008	$73,103	$1,905	2.6%
Rehabilitation hospital expenses	(68,011)	(67,539)	(472)	(0.7)%
Rent expense	(8,186)	(8,021)	(165)	(2.1)%
Depreciation and amortization expense	(75)	(931)	856	91.9%
Rehabilitation hospital loss from continuing operations	$(1,264)	$(3,388)	$2,124	62.7%

Corporate and other:(1)

	Nine months ended September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Institutional pharmacy revenue	$55,418	$52,301	$3,117	6.0%
Institutional pharmacy expenses	(54,957)	(50,918)	(4,039)	(7.9)%
Depreciation and amortization expense	(2,982)	(2,673)	(309)	(11.6)%
General and administrative(2)	(38,914)	(34,803)	(4,111)	(11.8)%
Unrealized gain on investments in trading securities	3,473	(6,099)	9,572	156.9%
Unrealized loss on UBS put right related to auction rate securities	(2,832)	—	(2,832)	—
Equity in losses of Affiliates Insurance Company	(132)	—	(132)	—
Gain on early extinguishment of debt	34,262	743	33,519	4,511.3%
Gain on sale of available for sale securities	795	—	795	—
Impairment on investments in available for sale securities	(2,947)	(3,019)	72	2.4%
Interest, dividend and other income	2,092	3,715	(1,623)	(43.7)%
Interest and other expense	(2,787)	(3,897)	1,110	28.5%
Provision for income taxes	(2,074)	(920)	(1,154)	(125.4)%
Corporate and Other loss from continuing operations	$(11,585)	$(45,570)	$33,985	74.6%

(1)          Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business, and income and expenses that are not attributable to a specific segment.

(2)          General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and contractual service expenses affecting home office activities.

Consolidated:

	Nine months ended September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Summary of revenue:
Senior living revenue	$757,305	$682,602	$74,703	10.9%
Rehabilitation hospital revenue	75,008	73,103	1,905	2.6%
Corporate and Other	55,418	52,301	3,117	6.0%
Total revenue	$887,731	$808,006	$79,725	9.9%

Summary of income from continuing operations:
Senior living communities	$51,418	$56,135	$(4,717)	(8.4)%
Rehabilitation hospitals	(1,264)	(3,388)	2,124	62.7%
Corporate and Other	(11,585)	(45,570)	33,985	74.6%
Income from continuing operations	$38,569	$7,177	$31,392	437.4%

Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008

Senior living communities:

The 10.9% increase in senior living revenue for the nine months ended September 30, 2009 was due primarily to revenues from the 42 communities we began to operate after January 1, 2008 and increased per diem charges offset by a decrease in occupancy.  The 2.0% increase in senior living revenue at the communities that we have operated continuously after January 1, 2008, or our comparable communities, was due primarily to increased per diem charges, offset by a decrease in occupancy.

Our 14.2% increase in senior living wages and benefits costs for the nine months ended September 30, 2009 was primarily due to wages and benefits at the communities we began to operate after January 1, 2008 and higher than historical workers compensation and health insurance costs at our comparable communities.  The 7.0% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the other operating expenses at the communities we began to operate after January 1, 2008 and increased charges from various service providers.  The senior living wages and benefits costs at our comparable communities increased by 6.1% as moderate wage increases were outweighed by higher than historical workers compensation and health insurance costs.  Other operating expenses at our comparable communities decreased by 1.7% due primarily to decreases in food, pharmacy and purchase service expense, offset by higher therapy costs.  The 15.3% rent expense increase was primarily due to the addition of 32 leased communities that we began to operate after January 1, 2008 and our payment of additional rent for senior living community capital improvements purchased by Senior Housing since January 1, 2008.

The 27.7% increase in depreciation and amortization expense for the nine months ended September 30, 2009 was primarily attributable to higher depreciation costs associated with our acquisition of ten communities and other capital expenditures (net of sales of capital improvements to Senior Housing) after January 1, 2008, including our purchase of furniture and fixtures for our owned communities, offset by the sale of certain personal property to Senior Housing pursuant to the Lease Realignment Agreement.

Interest and other expense decreased by 39.3%, for the nine months ended September 30, 2009, primarily due to our September 2008 prepayment of two HUD insured mortgages secured by one of our communities.

Our interest, dividend and other income decreased by $850,000, or 73.8%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily as a result of recognizing an $840,000 gain during the first quarter of 2008 related to a 2003 sale of a property that was previously deferred, offset by lower yields on our investments.

Rehabilitation hospitals:

The 2.6% increase in rehabilitation hospital revenues for the nine months ended September 30, 2009 was primarily due to higher revenue from Medicare’s low income reimbursement program, increased third party insurance provider rates, improved management of patient lengths of stay and increased Medicare reimbursement from higher acuity patients, offset by a decrease in occupancy.

The 0.7% increase in rehabilitation hospital expenses for the nine months ended September 30, 2009 was primarily due to increases in labor and benefit expenses due to wage increases and increased insurance costs, offset by staffing reductions.

The 2.1% increase in rent expense for the nine months ended September 30, 2009 was due to our payment of additional rent for rehabilitation hospital capital improvements purchased by Senior Housing since April 1, 2008, offset by rent reductions pursuant to the Lease Realignment Agreement.

The 91.9% decrease in depreciation and amortization expense for the nine months ended September 30, 2009 was primarily attributable to our write off of long lived assets in the fourth quarter of 2008, offset by depreciation associated with the purchase of computers and related software (net of sales of capital improvements to Senior Housing).

Corporate and other:

The 6.0% increase in institutional pharmacy revenues for the nine months ended September 30, 2009 was primarily due to adding new customers, partially offset by decreased revenues per prescription due to a higher percentage of sales of generic drugs.

The 7.9% increase in institutional pharmacy expenses for the nine months ended September 30, 2009 was primarily due to increases in cost of sales, due to higher pharmacy sales and labor and benefit expenses associated with servicing additional customers.

The 11.8% increase in general and administrative expenses for the nine months ended September 30, 2009 was primarily the result of increased regional support costs and expenses associated with the 42 communities we began to operate in 2008.

The 11.6% increase in depreciation and amortization expense for the nine months ended September 30, 2009 was primarily attributable to our purchase of furniture and fixtures and computers and related software for our pharmacies and at corporate and regional offices.

Our interest, dividend and other income decreased by $1.6 million or, 43.7%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily as a result of lower yields on our investments.

Our interest and other expense decreased by $1.1 million or, 28.5%, primarily as a result of our purchase and retirement of $74.9 million of our outstanding Notes since January 1, 2009.

During the nine months ended September 30, 2009, we recognized:

•                  an unrealized gain of $3.5 million on investments in trading securities principally related to our holdings of ARS;

•                  an unrealized loss of $2.8 million on the value of our UBS Put Right;

•                  a gain of $795,000 on sale of available for sale securities held by our captive insurance companies; and

•                  an “other than temporary impairment” of $2.9 million on investments in securities held by our captive insurance companies.

During the nine months ended September 30, 2008, we recognized an “other than temporary impairment” of $3.0 million on investments in securities held by our captive insurance companies.

During the nine months ended September 30, 2009, we retired $74.9 million par value of our outstanding Notes that we purchased for $38.5 million, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt of $34.3 million.

For the nine months ended September 30, 2009, we incurred tax expense of $2.1 million, which includes tax expense of $1.5 million for state taxes on operating income and state tax expense of $510,000 attributable to the gain on extinguishment of debt, each payable without regard to our tax loss carry forwards.  Tax expense also includes $93,000 related to a non-cash deferred liability arising from the amortization of goodwill for tax purposes but not for book purposes.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2009, we had $32.5 million of cash flows from continuing operations.  As of September 30, 2009, we had unrestricted cash and cash equivalents of $26.4 million.  We had no amounts outstanding on our $40.0 million revolving line of credit and $39.7 million outstanding under our line of credit with UBS.  We believe that our operations will continue to provide us with adequate cash flow to run our businesses and invest in and maintain our properties.  If, however, our occupancy continues to decline and we are unable to generate positive cash flow for an extended period of time, we will attempt to further reduce operating and general and administrative costs and we may need to increase our borrowings under our revolving credit facilities.

Auction Rate Securities

At September 30, 2009, we had $66.2 million invested in student loan ARS with a par value of $74.7 million.  We had intended to use the funds which we invested in ARS to invest in potential acquisitions.  Accordingly, these funds are not needed to fund our current operations.  Based upon our expected operating cash flows and other sources of cash, we do not expect the failure of auctions affecting our ARS holdings to have a material adverse impact upon our day to day operations or our ability to meet our liquidity needs.

In November 2008, we entered into a settlement with UBS regarding our ARS.  The settlement was made in connection with UBS’s settlement with the SEC, the New York Attorney General and other state agencies related to UBS’s sale and marketing of ARS.  Under the terms of the settlement, we obtained the UBS Put Right pursuant to which we may require UBS to repurchase our ARS at 100% of par value (including accrued and unpaid interest, if any) at our option during the period beginning in June 2010 and ending in July 2012.  In certain circumstances, UBS has the right to purchase these securities earlier at par. As part of the settlement terms, we released UBS from all claims arising from its marketing of the ARS to us.  In connection with the settlement, UBS provided us with a non-recourse credit facility secured by our investments in these ARS.  The principal amount available to us under the credit facility is up to 60% of the market value of the ARS from time to time.  As of September 30, 2009, the estimated fair value of our investment in ARS was $66.2 million and we had borrowings of $39.7 million outstanding under the credit facility and approximately $9,000 remained available to borrow.  Our interest rate under the credit facility varies depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 50 basis points.

In June 2009, we reclassified our investments in ARS, the UBS Put Right and our outstanding borrowings on our UBS credit facility from the long term to the current sections of our balance sheet since we expect to exercise the UBS Put Right in June 2010. The value of the UBS Put Right is the difference between our estimated value of UBS’s repurchase obligation and our estimate of the fair value of the ARS.  Accordingly, the value of the UBS Put Right may increase or decrease as our estimate of the value of UBS’s repurchase obligation and our estimate of the fair value of the ARS changes.  We reassess the fair values of both our ARS and the UBS Put Right in each reporting period based on several factors including auction and investment redemption experience, changes in credit ratings of UBS and our ARS investments, market risks and other factors. During the nine months ended September 30, 2009 we had an unrealized gain of $3.5 million on our investments in ARS and we recognized a corresponding $2.8 million decrease in the fair value of the UBS Put Right.

Assets and Liabilities

Our total current assets at September 30, 2009 were $195.8 million, compared to $114.3 million at December 31, 2008.  At September 30, 2009, we had cash and cash equivalents of $26.4 million compared to $16.1 at December 31, 2008.  Our current liabilities were $180.1 million at September 30, 2009, compared to $129.1 million at December 31, 2008.  The increase in current assets is primarily the result of our reclassifying our investments in ARS and the UBS Put Right from long term to current assets.  The increase in current liabilities is primarily the result of our reclassifying our UBS revolving credit facility from a long term to a current liability.

We had cash flows from continuing operations of $32.5 million for the first nine months of 2009 as compared with $44.6 million for the same period of 2008.  Acquisitions of property plant and equipment, on a net basis after considering the proceeds from sales of property and equipment held for sale to Senior Housing, were $17.3 million and $11.4 million for the nine months ended September 30, 2009 and 2008, respectively.  In addition, in August 2009 we sold $8.5 million of equipment to Senior Housing in accordance with the Lease Realignment Agreement.  During the first nine months of 2009, we purchased and retired $74.9 million par value of our Notes for $38.5 million plus accrued interest.  During the three months ended September 30, 2009 we issued 3.2 million shares of common stock to Senior Housing for an allocated value of $9.0 million.

Our Leases with Senior Housing

As of September 30, 2009, we leased 181 senior living communities and two rehabilitation hospitals from Senior Housing.  Our leases with Senior Housing require us to pay minimum rent of $173.7 million annually and percentage rent for most senior living communities but not for our rehabilitation hospitals.  We paid approximately $915,000 and $791,000 in percentage rent to Senior Housing for the three months ended September 30, 2009 and 2008, respectively and $2.5 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively.

Upon our request, Senior Housing may purchase capital improvements made at the properties we lease from Senior Housing and increase our rent pursuant to contractual formulas.  During the nine months ended September 30, 2009, Senior Housing reimbursed us $30.4 million for capital expenditures made at the properties leased from Senior Housing and these purchases resulted in our annual rent being increased by $2.4 million.

On August 4, 2009, we entered into the Lease Realignment Agreement.  The Lease Realignment Agreement was entered into to assist Senior Housing in obtaining mortgage financing, or the Loan, from FNMA, which is secured by the Properties.  The Properties consist of senior living communities with 5,618 living units located in 16 states.  In connection with the FNMA transaction, we realigned our leases with Senior Housing.  As of August 4, 2009, Lease No. 1 (which is comprised of four separate leases) covered 80 properties, including independent living communities, assisted living communities and skilled nursing facilities, and has an initial term that expires in 2024.  As of August 4, 2009, Lease No. 2 covered 50 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and has an initial term that expires in 2026.  As of August 4, 2009, Lease No. 3 covered the 28 FNMA financed properties, including independent living communities and assisted living communities, and has an initial term that expires in 2028.  As of August 4, 2009, Lease No. 4 covered 25 properties, including independent living communities, assisted living communities and skilled nursing facilities, and has an initial term that expires in 2017.  In connection with the Lease Realignment Agreement and the FNMA financing, we reached an accommodation with Senior Housing whereby we sold certain of our personal property at the mortgaged properties, we encumbered certain of our assets (e.g. accounts receivable) arising from our operation of the mortgaged properties, we sold 3,200,000 of our common shares and we agreed to certain reporting and other obligations required by FNMA and we were compensated by Senior Housing by receiving a $2.0 million annual rent reduction for the term of Lease No. 2 and a cash payment of $18.6 million.  In addition, Senior Housing has reimbursed us for out of pocket expenses incurred in connection with the negotiation and closing of the Loan.  On August 4, 2009, in connection with the FNMA financing, we also amended our $40.0 million revolving line of credit to allow us to pledge the accounts receivable of the 28 communities to secure the Loan.

We allocated the cash payment from Senior Housing pursuant to the Lease Realignment Agreement based on the fair value of assets conveyed or expenses reimbursed.  We used our closing share price on the date of the Lease Realignment Agreement to value the 3,200,000 common shares we issued to Senior Housing.  We used our net book value, which approximates its fair value as of the date of sale, to value the personal property we sold Senior Housing.  Accordingly, we allocated the $18.6 million in proceeds from Senior Housing as follows: $9.0 million to issuance of common shares, $8.5 million to the sale of personal property and $100,000 as reimbursement of costs incurred.  We recorded the remaining unallocated balance of $1.0 million as a lease inducement in connection with Lease No. 3 and will amortize this amount over the term of that lease as a reduction of rent expense.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics are our primary source of cash to fund our operations, including rent, principal and interest payments on our debt and our capital expenditures.

During the past year, our occupancy has been negatively affected by weak economic conditions throughout the country.  These conditions have impacted many companies both within and outside of our industry and there can be no certainty as to when current economic conditions, especially the housing market, may improve.  Although many of the services we provide are needs driven, some of those needs may be deferred during recessionary periods; for example, relocating to a senior living community may be delayed when sales of houses are delayed.

At some of our senior living communities and at our rehabilitation hospitals and clinics, operating revenues for skilled nursing and rehabilitation services are received from the Medicare and Medicaid programs.  Medicare and Medicaid revenues were earned primarily at our SNFs and rehabilitation hospitals.  We derived 33.8% and 37.0% of our combined senior living and rehabilitation hospital revenues from these programs during the nine months ended September 30, 2009 and 2008, respectively.

Federal agencies and some members of Congress have proposed Medicare and Medicaid policy changes and freezes on rate increases or rate reductions to be phased in during the next several years.  Congress is currently considering national healthcare reform legislation that would affect Medicare and Medicaid policies and reimbursement for SNFs and inpatient rehabilitation facilities, or IRFs, in federal fiscal year 2010 and future years.  The Federal Centers for Medicare and Medicaid Services, or CMS, has recently adopted rules that it estimates will decrease aggregate Medicare payments to SNFs by approximately 1.1% and increase aggregate Medicare payments to IRFs by approximately 2.5% in federal fiscal year 2010.  These rules took effect on October 1, 2009.  These estimates of reductions or increases in aggregate Medicare payments to SNFs and IRFs for federal fiscal year 2010 may change due to actions of Congress or CMS. In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.  The current recession and worsening economic conditions are causing budget shortfalls in many states, increasing the likelihood of Medicaid rate reductions, freezes on rate increases, or increases that are insufficient to offset increasing operating costs.  The magnitude of the potential Medicare and Medicaid rate reductions or changes and the impact on us of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations.

Our net Medicare revenues from services to senior living community residents totaled $109.3 million and $100.9 million for the nine months ended September 30, 2009 and 2008, respectively.  Our net Medicaid revenues from services to senior living community residents totaled $122.3 million and $114.3 million for the nine months ended September 30, 2009 and 2008, respectively.  Effective October 1, 2008, CMS increased Medicare rates for SNFs by approximately 3.5% for the federal fiscal year ending September 30, 2009, under a rule adding an annual update to account for inflation in the cost of goods and services included in a SNF stay.  CMS had proposed a recalibration of the payment categories for SNFs, which would have resulted in a net reduction of rates by approximately 0.3% in federal fiscal year 2009, but delayed the recalibration in order to continue to evaluate the data.  However, CMS has recently adopted rules recalibrating the Medicare prospective payment categories for SNFs for federal fiscal year 2010.  CMS estimates that the recalibration will result in a decrease of approximately 3.3% in projected SNF payments, offset by an increase of approximately 2.2% to account for inflation in federal fiscal year 2010, and that as a result, aggregate Medicare payments to SNFs will be reduced by approximately 1.1% in fiscal year 2010, on and after October 1, 2009.  On July 15, 2008, as part of the Medicare Improvements for Patients and Providers Act of 2008, Congress enacted an 18 month extension of the Medicare outpatient therapy exception process through the end of 2009, under which Medicare may approve payments for medically necessary outpatient therapies which exceed the Medicare payment caps.  This July 15, 2008 law forestalls a reduction in certain therapy revenues that we have historically realized.

Approximately 63.1% and 63.2% of our revenues from our two rehabilitation hospitals came from the Medicare and Medicaid programs combined for the nine months ended September 30, 2009 and 2008, respectively.  In October 2007, the Medicare rates at these IRFs increased by approximately 3.2% over the prior period.  However, this increase was later rescinded and, for payments on and after April 1, 2008, the Medicare rate increase was reset to zero per cent for federal fiscal years 2008 and 2009.  Also, on July 1, 2008, CMS issued a rule updating the Medicare IRF prospective rate formulas for federal fiscal year 2009.  This rule revised the weights assigned to patient case mix groups that are used to calculate rates under the IRF prospective payment system, and reset the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for the year.  CMS estimated that the rule would result in a decrease of 0.7% to total Medicare payments to IRFs for the year.  CMS has recently adopted an increase of approximately 2.5% to Medicare prospective payment rates at IRFs for the 2010 fiscal year, effective October 1, 2009, to account for inflation and set the outlier payment limits at 3% of total estimated IRF payments.  CMS has also adopted regulations clarifying the coverage criteria for Medicare patients in IRFs, to be effective on January 1, 2010.  These regulations include requirements for patient selection, treatment planning, coordination of care, and professional training and experience.

In May 2004, CMS issued the “75% Rule” establishing revised Medicare criteria that rehabilitation hospitals are required to meet in order to participate as IRFs in the Medicare program.  As recently amended, the rule requires that for cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of the CMS’s designated medical conditions.  The rule is now commonly known as the “60% Rule”.  An IRF that fails to meet the requirements of this rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. As of September 30, 2009 and November 4, 2009, we believe we are in compliance with the CMS requirements to remain an IRF.  However, the actual percentage of patients at our IRFs who meet these Medicare requirements may not be or remain as high as we believe or may decline.  Our failure to remain in compliance with CMS requirements to be paid as an IRF, or a CMS finding of noncompliance, if it occurs, will result in our receiving lower Medicare rates than we currently receive at our IRFs.

Debt Financings and Covenants

In October 2006, we issued $126.5 million principal amount of Notes.  These Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  These Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021.  We issued these Notes pursuant to an indenture which contains various customary covenants.  As of September 30, 2009 and November 4, 2009, we believe we are in compliance with all applicable covenants of this indenture.

During the first nine months of 2009, we retired $74.9 million par value of our outstanding Notes that we had purchased for $38.5 million plus accrued interest.  We funded these purchases, principally by borrowings under our UBS credit facility, with cash generated by our operations and with proceeds we received from Senior Housing pursuant to the Lease Realignment Agreement.  As a result of these purchases, we recorded a gain of $34.3 million net of related unamortized costs on early extinguishment of debt. In October 2009, we retired an additional $800,000 par value of our outstanding Notes that we had purchased for $637,500 plus accrued interest.  We funded this purchase principally from cash generated by our operations.  As a result of these purchases, we expect to record in the fourth quarter of 2009 a $139,000 gain, net of related unamortized costs, on early extinguishment of debt.

We have a $40.0 million revolving secured credit facility with a financial institution available for general business purposes, including acquisitions and working capital, which is scheduled to expire in May 2010. The amount we are able to borrow at any time is subject to limitations based upon qualifying collateral.  We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries’ accounts receivable, deposit accounts and certain related assets.  The facility contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our assets and has other customary provisions.  In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may borrow under this credit facility may be increased to $80.0 million.  The termination date may be extended twice, in each case by 12 months upon our payment of extension fees and other conditions, including lenders’ approvals.  As of September 30, 2009 and November 4, 2009, no amounts were outstanding and $40.0 million was available to be borrowed under this credit facility.  As of September 30, 2009 and November 4, 2009, we believe we are in compliance with all applicable covenants under this credit facility.  We may borrow under our facility before it expires in May 2010.  If we have outstanding borrowings under the facility and are unable to extend it when it expires, we would need to explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and engaging in sale leaseback transactions relating to some or all of our owned communities.  While we believe we will be able to extend this facility or raise funds to repay any outstanding borrowings, there can be no assurance that we will be able to do so or that our cost associated with any such transaction will be reasonable.  If current capital market conditions continue or worsen, our lenders under this facility may be unable or unwilling to fund advances which we request or to extend or renew this facility when it expires and we may not be able to access additional capital.  Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in a material increase in the interest rate under this facility when it is extended or renewed.

In November 2008, we entered into a non-recourse credit facility with UBS which is available for acquisitions, working capital and general business purposes.  The amount we are able to borrow is 60% of the fair value of the ARS which are collateral for the loan and such amount may vary over time.  Our interest rate under the credit facility varies depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 50 basis points.  As of September 30, 2009 and November 4, 2009, the estimated fair value of our investment in ARS was $66.2 million; and we had $39.7 million outstanding under this credit facility and approximately $9,000 available to borrow.  As of September 30, 2009 and November 4, 2009 we believe we are in compliance with all applicable covenants under this credit facility.

At September 30, 2009, three of our communities were encumbered by HUD insured mortgages totaling $12.5 million.  The weighted average interest rate on these mortgages is 6.23%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.  As of September 30, 2009 and November 4, 2009, we believe we are in compliance with all covenants of these mortgages.

Related Person Transactions

Senior Housing is our former parent company and we have numerous continuing relationships with Senior Housing.  As of September 30, 2009, we leased 181 senior living communities and two rehabilitation hospitals from Senior Housing for total annual minimum rent of $173.7 million.  In addition to the minimum rent, we paid $915,000 and $791,000 in percentage rent to Senior Housing for the three months ended September 30, 2009 and 2008, respectively, and $2.5 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively.

Upon our request, Senior Housing may purchase our capital improvements made at the properties we lease from Senior Housing and increase our rent pursuant to contractual formulas.  During the nine months ended September 30, 2009, Senior Housing reimbursed us $30.4 million for capital expenditures made at the properties leased from Senior Housing and these purchases resulted in our annual rent being increased by $2.4 million.

Since we became a separate public company from Senior Housing, we have had a management and shared services agreement with RMR.  We lease our headquarter locations from affiliated entities of RMR.  RMR is owned by Barry Portnoy, one of our managing directors, and his son Adam Portnoy.  Our other managing director, Gerard Martin, is a former owner and current director of RMR.  Our president and our treasurer are also officers of RMR.  RMR provides services to other companies, including Senior Housing.  For more details of these and other relationships we have with RMR, please see our Annual Report on Form 10-K for the year ended December 31, 2008 which is available from the SEC at its website www.sec.gov.

As of September 30, 2009, we have invested $5.1 million in AIC, an insurance company that is owned by RMR and other companies to which RMR provides management services. We own approximately 16.67% of the common shares of AIC and our shares have a current carrying value of approximately $5.0 million.  Although we own less than 20% of AIC, we use the equity method to account for our investment in AIC because we believe that we have significant influence over AIC since each of our directors is a director of AIC and since we expect to procure some of our insurance from AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statement of income.  If we determine there is an “other than temporary impairment” in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.  Subsequent to September 30, 2009, we invested an additional $24,000 in order to fund our share of certain AIC formation and licensing costs.

On August 4, 2009, we entered into the Lease Realignment Agreement.  The Lease Realignment Agreement was entered into to assist Senior Housing in obtaining mortgage financing, or the Loan, from FNMA, which is secured by the Properties.  The Properties consist of senior living communities with 5,618 living units located in 16 states.  In connection with the FNMA transaction, we realigned our leases with Senior Housing.  As of August 4, 2009, Lease No. 1 (which is comprised of four separate leases) covered 80 properties, including independent living communities, assisted living communities and skilled nursing facilities, and has an initial term that expires in 2024.  As of August 4, 2009, Lease No. 2 covered 50 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and has an initial term that expires in 2026.  As of August 4, 2009, Lease No. 3 covered the 28 FNMA financed properties, including independent living communities and assisted living communities, and has an initial term that expires in 2028.  As of August 4, 2009, Lease No. 4 covered 25 properties, including independent living communities, assisted living communities and skilled nursing facilities, and has an initial term that expires in 2017.  In connection with the Lease Realignment Agreement and the FNMA financing, we reached an accommodation with Senior Housing whereby we sold to Senior Housing certain of our personal property at the mortgaged properties, we encumbered certain of our assets (e.g. accounts receivable) arising from our operation of the mortgaged properties, we sold 3,200,000 of our common shares and we agreed to certain reporting and other obligations required by FNMA and we were compensated by Senior Housing by receiving a $2.0 million annual rent reduction for the term of Lease No. 2 and a cash payment of $18.6 million.  In addition, Senior Housing has reimbursed us for out of pocket expenses incurred in connection with the negotiation and closing of the Loan.  On August 4, 2009, in connection with the FNMA financing, we also amended our $40.0 million revolving line of credit to allow us to pledge the accounts receivable of the 28 communities to secure the Loan.

We allocated the cash payment from Senior Housing pursuant to the Lease Realignment Agreement based on the fair value of assets conveyed or expenses reimbursed.  We used our closing share price on the date of the Lease Realignment Agreement to value the 3,200,000 common shares we issued to Senior Housing.  We used our net book value, which approximates its fair value as of the date of sale, to value the personal property we sold to Senior Housing.  Accordingly, we allocated the $18.6 million in proceeds from Senior Housing as follows: $9.0 million to issuance of common shares, $8.5 million to the sale of personal property and $100,000 as reimbursement of costs incurred.  We recorded the remaining unallocated balance of $1.0 million as a lease inducement in connection with Lease No. 3 and will amortize this amount over the term of that lease as a reduction of rent expense.

We believe that all our transactions with related parties are on reasonable commercial terms.  We also believe that our relationships with Senior Housing and RMR benefit us and, in fact, provide us competitive advantages in operating and growing our businesses.  Because of the relationships between us and Senior Housing, all of our transactions with Senior Housing are approved by our Independent Directors and Senior Housing’s Independent Trustees and our arrangements with RMR and its affiliates are approved by our Independent Directors.

The terms of the Lease Realignment Agreement described above were negotiated and approved by special committees of our independent directors and Senior Housing’s independent trustees, none of whom are trustees or directors of the other company.  Each special committee was represented by separate counsel. For more information about our dealings with our managing directors, Senior Housing, RMR and their affiliates, including AIC, and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008 which is available at the SEC’s website www.sec.gov.

Seasonality

Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, nursing home and assisted living residents are sometimes discharged to join family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home and assisted living residents which can result in increased costs or discharges to hospitals. As a result of these factors, SNF and assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flow to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

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

Changes in market interest rates affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $12.4 million mortgage debt and $51.6 million Notes outstanding on September 30, 2009 would decline by about $3.2 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $12.4 million mortgage debt and $51.6 million Notes outstanding on September 30, 2009, would increase by about $3.4 million.

Our revolving credit facility bears interest at floating rates and matures in May 2010.  As of September 30, 2009 and November 4, 2009, no amounts were outstanding under this credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term, interest rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $40.0 million were drawn under our credit facility and interest rates decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $400,000, or $0.01 per share, based on currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

In November 2008, we entered into a non-recourse credit facility with UBS secured by our ARS.  As of September 30, 2009 and November 4, 2009, $39.7 million was outstanding under this credit facility.  We borrow in U.S. dollars and interest payments under this non-recourse credit facility will vary depending on the interest payable on the ARS, but will not exceed LIBOR plus 50 basis points.  Because the interest we pay on this UBS facility depends, in part, on the interest we earn on our ARS and our spread capped, we do not believe changes in interest are likely to have a material impact upon our cost of borrowings under this UBS facility.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A 100% OWNED SUBSIDIARY OF SENIOR HOUSING AND WE BECAME A SEPARATELY OWNED PUBLIC COMPANY AS A RESULT OF A SPIN OFF TO SENIOR HOUSING SHAREHOLDERS IN 2001; (II) RMR PROVIDES MANAGEMENT SERVICES TO BOTH US AND SENIOR HOUSING; (III) BOTH SENIOR HOUSING AND OUR OFFICERS ARE ALSO OFFICERS OF RMR; (IV) RMR AND ITS OFFICERS PROVIDED INFORMATION AND ASSISTANCE TO BOTH OUR AND SENIOR HOUSING’S SPECIAL COMMITTEES; (V) THE MEMBERS OF BOTH OUR AND SENIOR HOUSING’S SPECIAL COMMITTEES ALSO SERVE AS DIRECTORS OR TRUSTEES OF OTHER COMPANIES MANAGED BY RMR; AND (VI) WE AND SENIOR HOUSING HAVE EXTENSIVE AND CONTINUING BUSINESS WITH EACH OTHER.  ALTHOUGH WE BELIEVE THAT THE LEASE REALIGNMENT AGREEMENT IS FAIR TO US, IN THE CIRCUMSTANCES OF THE MULTIPLE RELATIONSHIPS AMONG US AND SENIOR HOUSING, IT IS POSSIBLE THAT LITIGATION MAY BE BROUGHT ALLEGING THAT THIS AGREEMENT IS UNFAIR TO US OR SENIOR HOUSING.  LITIGATION MAY BE EXPENSIVE AND DISTRACTING TO MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE THAT OUR ENTRY INTO THE LEASE REALIGNMENT AGREEMENT WILL NOT CAUSE US TO BECOME INVOLVED IN LITIGATION THAT CHALLENGES THE FAIRNESS OF THIS LEASE REALIGNMENT AGREEMENT.  SUCH ALLEGATIONS OR LITIGATION COULD CAUSE OUR SHARE TRADING PRICE TO DECLINE AND THE OUTCOME OF SUCH LITIGATION IS IMPOSSIBLE TO PREDICT;

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

•                  OUR PARTICIPATION IN THE INSURANCE BUSINESS WITH RMR AND ITS AFFILIATES INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES.  AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS WHICH COULD LEAVE US UNDERINSURED AND INCREASE OUR FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM OTHER INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INVESTMENTS IN THIS INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT;

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

Part II.   Other Information

Item 6.  Exhibits

10.1                           Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1) dated as of October 1, 2009, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

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
Dated: November 4, 2009

/s/ Francis R. Murphy III
Francis R. Murphy III
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: November 4, 2009