Form 10-K
period 2009-12-31
FIVE STAR QUALITY CARE INC
filed 2010-02-19
CIK 1159281

Use these links to rapidly review the document

Item 14. Principal Accountant Fees and Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16817

FIVE STAR QUALITY CARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Incorporation)	04-3516029 (IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458
(Address of Principal Executive Offices) (Zip Code)

(Registrant's Telephone Number, Including Area Code): 617-796-8387

Securities to be registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock	NYSE Amex

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of the registrant held by non-affiliates was $60.0 million based on the $1.91 closing price per common share on the NYSE Amex on June 30, 2009. For purposes of this calculation, an aggregate of 846,227.7 shares of common stock, including 35,000 shares of common stock held by Senior Housing Properties Trust, are held by the directors and officers of the registrant and Senior Housing Properties Trust and have been included in the number of shares of common stock held by affiliates. Subsequent to June 30, 2009, Senior Housing Properties Trust acquired 3.2 million shares of common stock.

         Number of the registrant's shares of common stock outstanding as of February 19, 2010: 35,668,814.

        In this Annual Report on Form 10-K, the terms the "Company," "Five Star", "FVE", "we", "us" or "our", include Five Star Quality Care, Inc., and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 10, 2010, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS PROFITABLY,

  •
  OUR ABILITY TO INTEGRATE NEW ACQUISITIONS AND LEASE OR PURCHASE ADDITIONAL SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS,

  •
  OUR ABILITY TO MEET OUR DEBT OBLIGATIONS,

  •
  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER RATE SETTING AND REGULATORY REQUIREMENTS,

  •
  THE FINANCIAL CAPACITY OF UBS AG, OR UBS, TO MEET ITS OBLIGATIONS TO US AND TO PURCHASE OUR AUCTION RATE SECURITIES, OR ARS,

  •
  OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,

  •
  COMPETITION WITHIN THE SENIOR LIVING INDUSTRY AND OUR OTHER BUSINESSES,

  •
  INCREASES IN INSURANCE AND TORT LIABILITY COSTS,

  •
  CHANGES IN MEDICARE AND MEDICAID PAYMENTS WHICH COULD RESULT IN A REDUCTION OF RATES OR A FAILURE OF THESE RATES TO MATCH OUR COST INCREASES,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SENIOR HOUSING PROPERTIES TRUST, OR SNH, AND RMR AND ITS RELATED ENTITIES, AND

  •
  CHANGES IN PERSONNEL OR THE LACK OF AVAILABILITY OF QUALIFIED PERSONNEL,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS WHICH COULD AFFECT OUR SERVICES.

        FOR EXAMPLE:

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT THE TERMS OF OUR LEASE REALIGNMENT AGREEMENT WERE NEGOTIATED AND APPROVED BY SPECIAL COMMITTEES OF OUR AND SNH'S BOARDS COMPOSED ONLY OF OUR DIRECTORS AND SNH TRUSTEES WHO ARE NOT ALSO DIRECTORS OR TRUSTEES OF THE OTHER COMPANY. THE IMPLICATION OF THIS STATEMENT MAY BE THAT THIS AGREEMENT WAS NEGOTIATED ON AN ARMS LENGTH BASIS AND MAY NOT BE LEGALLY CHALLENGED BECAUSE THIS AGREEMENT PROVIDES A FAIR EXCHANGE OF CONSIDERATION BETWEEN US AND SNH. IN FACT, (I) WE WERE FORMERLY A 100% OWNED SUBSIDIARY OF SNH AND WE BECAME A SEPARATELY OWNED PUBLIC COMPANY AS A RESULT OF A SPIN OFF TO SNH SHAREHOLDERS IN 2001; (II) RMR PROVIDES MANAGEMENT SERVICES TO BOTH US AND SNH; (III) BOTH SNH AND CERTAIN OF OUR OFFICERS ARE ALSO OFFICERS OF RMR; (IV) RMR AND ITS OFFICERS PROVIDED INFORMATION AND ASSISTANCE TO BOTH OUR AND SNH'S SPECIAL COMMITTEES; (V) THE MEMBERS OF BOTH OUR AND SNH'S SPECIAL COMMITTEES ALSO SERVE AS DIRECTORS OR TRUSTEES OF OTHER COMPANIES MANAGED BY RMR; AND (VI) WE AND SNH HAVE EXTENSIVE AND CONTINUING BUSINESS WITH EACH OTHER. ALTHOUGH WE BELIEVE THAT THE LEASE REALIGNMENT AGREEMENT IS FAIR TO US, IN THE CIRCUMSTANCES OF THE MULTIPLE RELATIONSHIPS BETWEEN US AND SNH, IT IS POSSIBLE THAT LITIGATION MAY BE BROUGHT ALLEGING THAT THIS AGREEMENT IS UNFAIR TO US OR SNH. LITIGATION MAY BE EXPENSIVE AND DISTRACTING TO MANAGEMENT. WE CAN PROVIDE NO ASSURANCE THAT OUR ENTRY INTO THE LEASE REALIGNMENT AGREEMENT WILL NOT CAUSE US TO BECOME INVOLVED IN LITIGATION THAT CHALLENGES THE FAIRNESS OF THIS LEASE REALIGNMENT AGREEMENT. SUCH ALLEGATIONS OR LITIGATION COULD CAUSE OUR SHARE TRADING PRICE TO DECLINE AND THE OUTCOME OF SUCH LITIGATION IS IMPOSSIBLE TO PREDICT,

  •
  IF THE AVAILABILITY OF DEBT CAPITAL BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REPAY OUR FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE OR TO REFINANCE OR OBTAIN ADDITIONAL FINANCING ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

  •
  UBS MAY BE UNABLE TO PURCHASE OUR ARS AS A RESULT OF ITS FINANCIAL CAPACITY AND OTHER CIRCUMSTANCES BEYOND OUR CONTROL,

  •
  PARTICIPATION IN AFFILIATES INSURANCE COMPANY, OR AIC, INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP

    BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT AIC MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS. TO THE EXTENT WE PURCHASE INSURANCE FROM AIC IN THE FUTURE AND AIC IS UNABLE TO FUND CLAIMS, WE COULD BE UNDERINSURED AND FACE INCREASED COSTS FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM MORE FINANCIALLY SECURE INSURERS. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT,

  •
  WE EXPECT TO OPERATE OUR REHABILITATION HOSPITALS AND PHARMACIES PROFITABLY. HOWEVER, WE HAVE HISTORICALLY EXPERIENCED LOSSES FROM THESE OPERATIONS AND WE MAY BE UNABLE TO OPERATE THESE BUSINESSES PROFITABLY,

  •
  OUR RESIDENTS MAY BE UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS, AND

  •
  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN THIS REPORT UNDER "ITEM IA. RISK FACTORS".

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR RESIDENTS' ABILITY TO AFFORD OUR SERVICES, CHANGES IN LAWS OR REGULATIONS APPLICABLE TO OUR OPERATIONS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR INCORPORATED HEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

        EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

FIVE STAR QUALITY CARE, INC.

2009 ANNUAL REPORT ON FORM 10-K

*
Incorporated by reference to our definitive Proxy Statement.

PART I

Item 1.    Business

GENERAL

        We operate senior living communities, including independent living or congregate care communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2009, we leased or owned and operated 217 senior living communities containing 22,905 living units, including 170 primarily independent and assisted living communities with 18,627 living units and 47 SNFs with 4,278 living units.

        Of our 170 primarily independent and assisted living communities, we:

  •
  leased 143 communities containing 16,451 living units from SNH, our former parent;

  •
  leased four communities with 200 living units from Health Care Property Investors, or HCPI; and

  •
  owned 23 communities with 1,976 living units.

        Of our 47 SNFs, we:

  •
  leased 45 facilities from SNH with 4,007 living units; and

  •
  owned two facilities with 271 living units.

        In aggregate, our 217 senior living communities included 6,315 independent living apartments, 10,352 assisted living suites and 6,238 skilled nursing units. Excluded from the preceding data are two assisted living communities containing 173 living units, leased from SNH, that have been classified as discontinued operations.

        We also own and operate five institutional pharmacies and we operate two rehabilitation hospitals with 321 beds that we lease from SNH. Our two rehabilitation hospitals provide inpatient services at the two hospitals and three satellite locations. In addition, we operate 13 outpatient clinics affiliated with these rehabilitation hospitals.

        We were created by SNH in April 2000 to operate 54 SNFs and two assisted living communities repossessed from former SNH tenants. We were incorporated in Delaware in April 2000 and reincorporated in Maryland on September 17, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding shares to its shareholders and we became a separate, publicly owned company listed on the American Stock Exchange (now the NYSE Amex).

        Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

TYPES OF PROPERTIES

        Our present business plan contemplates the ownership, leasing and management of independent living apartments or congregate care communities, assisted living communities, SNFs and rehabilitation hospitals. Some of our properties combine more than one type of service in a single building or campus.

        Independent Living Apartments or Congregate Care Communities.    Independent living apartments or congregate care communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly maid service or services of a social director. Additional services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the community are dedicated to assisted living or nursing services. As of December 31, 2009, our business included 6,315 independent living apartments in 53 communities.

        Assisted Living Communities.    Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community as requested or at regularly scheduled times. As of December 31, 2009, our business included 10,352 assisted living suites in 154 communities.

        Skilled Nursing Facilities.    SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF generally includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2009, our business included 6,238 skilled nursing beds in 78 communities.

        Rehabilitation Hospitals.    Rehabilitation hospitals, also known as inpatient rehabilitation facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in SNFs. Patients in IRFs generally receive a minimum of three hours of rehabilitation services daily. IRFs also provide onsite pharmacy, radiology, laboratory, telemetry, hemodialysis and orthotics/prosthetics services. Outpatient satellite clinics are often included as part of the services offered by IRFs. As of December 31, 2009, our two rehabilitation hospitals had 321 beds available for inpatient services and provided services at three satellite locations. In addition, these two hospitals operate 13 affiliated outpatient clinics where patients discharged from hospitals can continue their therapy programs and receive amputee, brain injury, neurorehabilitation, cardio-pulmonary, orthopedic, spinal cord injury and stroke rehabilitation services.

        Institutional Pharmacies.    Institutional pharmacies provide large quantities of drugs at locations where patients with recurring pharmacy requirements are concentrated. Our institutional pharmacies included in continuing operations are located in six leased commercial spaces and one owned commercial space containing a total of approximately 71,659 square feet plus parking areas for our employees and delivery vehicles.

OUR HISTORY

Senior living acquisitions and initiation of long term leases

        We have grown our business through acquisitions and through initiation of long term leases of independent and assisted living communities where residents' private resources account for a large majority of revenues.

        In 2009, we commenced operations at 11 senior living communities with a total of 952 living units that we leased from SNH. Ten of these communities are assisted living communities and one community is a continuing care retirement community which offers independent living, assisted living and skilled nursing services.

Institutional Pharmacies

        In December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska. We sold the institutional pharmacy located in California in two separate transactions in 2009, which resulted in a gain on sale of $1.2 million. We were unable to sell the mail order pharmacy on acceptable terms and we ceased its operations on March 31, 2009. Accordingly, the operating results of these two businesses are now included in discontinued operations.

Rehabilitation Hospitals

        In October 2006, we began to operate two rehabilitation hospitals located in Braintree and Woburn, Massachusetts that provide extensive inpatient and outpatient health rehabilitation services. These hospitals are leased from SNH through June 30, 2026.

Discontinued Operations

        During 2007, we agreed with SNH that it should sell two assisted living communities located in Pennsylvania, which we lease from SNH. We and SNH are in the process of selling these assisted living communities and, upon their sale, our annual rent payable to SNH will decrease by approximately 9.0% of the net proceeds of the sale.

        As discussed above, during 2009, we sold one institutional pharmacy located in California and closed our mail order pharmacy located in Nebraska.

        During 2009, with our approval, SNH sold two SNFs, which we leased from SNH. On October 1, 2009, SNH sold a SNF located in Iowa to an unaffiliated party for approximately $473,000 and our rent payable to SNH decreased by approximately $47,300. On November 1, 2009, SNH sold a SNF located in Missouri to an unaffiliated party for net proceeds of approximately $1.2 million and our rent payable to SNH decreased by approximately $124,700.

Equity and Debt Financings

        In 2006, we issued $126.5 million principal amount of Convertible Senior Notes due 2026, or the Notes. The Notes bear interest at 3.75% per annum, payable semi-annually, and will mature on October 15, 2026. We may prepay the Notes at anytime after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021. During 2009, we purchased and retired $76.8 million par value of our Notes for $39.9 million plus accrued interest. As a result of these purchases we recorded a $34.6 million gain, net of related unamortized costs, on early extinguishment of debt, and $49.7 million in principal amount of the Notes remain outstanding.

OUR GROWTH STRATEGY

        We believe that the aging of the United States population will increase demand for independent living properties, assisted living communities, SNFs, institutional pharmacies and rehabilitation services. Our principal growth strategy is to profit from this increasing demand by operating properties that provide high quality services to seniors.

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

        Since we became a public company in late 2001, we have acquired or leased, and continue to own or lease and operate, 169 primarily independent and assisted living communities that as of December 31, 2009 generated approximately 85.8% of their revenue from residents' private resources, rather than from Medicare or Medicaid. We prefer to acquire communities which have achieved or are close to achieving stabilized operations, although we occasionally purchase turn-around facilities where we believe we can make significant improvements in operations. We also seek to make acquisitions where we can realize cost efficiencies by adding communities to existing regional operations.

        Although expansion of our free-standing SNF business is not our primary growth strategy, we consider the inclusion of skilled nursing operations in continuing care retirement communities to be a worthwhile growth opportunity.

OPERATING STRUCTURE

        We have three divisional offices. Each divisional office is responsible for multiple regions and is headed by a divisional vice president with extensive experience in the senior living industry. We have several regional offices within each division. Each regional office is responsible for multiple communities and is headed by a regional director of operations with extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist. Regional staffs are responsible for all our senior living community operations within the region, including:

  •
  resident services;

  •
  Medicare and Medicaid billing;

  •
  marketing and sales;

  •
  hiring of community personnel;

  •
  compliance with applicable legal and regulatory requirements; and

  •
  supporting our development and acquisition plans within their region.

        In addition, a fourth divisional vice president with extensive experience in the institutional pharmacy and rehabilitation industries oversees our institutional pharmacies and IRF businesses from our corporate office.

        Our corporate office staff, located in Massachusetts, provides the following services:

  •
  the establishment of company wide policies and procedures relating to resident care;

  •
  human resources policies and procedures;

  •
  information technology;

  •
  private pay billing for our independent living apartments and assisted living communities;

  •
  maintenance of licensing and certification;

  •
  legal services;

  •
  central purchasing;

  •
  budgeting and supervision of maintenance and capital expenditures;

  •
  implementation of our growth strategy; and

  •
  accounting and finance functions, including operations, budgeting, certain accounts receivable and collections functions, accounts payable, payroll and financial reporting.

        As described in this Annual Report on Form 10-K, we have a business management and shared services agreement, or the business management agreement, with RMR pursuant to which RMR provides to us certain management, administrative and information system services including internal audit, investor relations and tax services.

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

        Skilled Nursing Facility Staffing.    Each of our SNFs is managed by a state licensed administrator who is supported by other professional personnel, including a director of nursing, an activities director, a marketing director, a social services director, a business office manager, and physical, occupational and speech therapists. Our directors of nursing are state licensed nurses who supervise our registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each SNF and on the type of care provided by the SNF. Our SNFs also contract with physicians who provide certain medical services.

        Rehabilitation Hospital Staffing.    Each of our IRFs is operated under the leadership of a hospital based chief executive officer with the support of senior staff, including a medical director, chief financial officer, director of patient care services, director of rehabilitation and director of case management. The hospitals are also staffed with board certified physicians who primarily specialize in internal medicine, neurology or physiatry, as well as other licensed professionals, including rehabilitation nurses, physical therapists, occupational therapists, speech and language pathologists, nutrition counselors, neuropsycologists and pharmacists. Each outpatient clinic associated with our IRFs is managed by an outpatient director who is a registered occupational or physical therapist.

        Institutional Pharmacy Staffing.    Our institutional pharmacies provide prescriptions, medical supplies, equipment and services only to operators and residents of senior living communities. Each of our institutional pharmacies is managed by an executive director, who is responsible for the day to day operations of each institutional pharmacy, including billings, sales and marketing, financial performance, compliance with regulatory codes regarding the dispensing of controlled substances and staff supervision. Other institutional pharmacy personnel include licensed dispensing pharmacists, a director of pharmacy consultation, a medical records director, a nurse consultant, pharmacy technicians and billing personnel.

EMPLOYEES

        As of February 19, 2010, we had approximately 22,000 employees, including 14,212 full time equivalents. Approximately 85 employees, including approximately 68 full time equivalents, are represented under one collective bargaining agreement, which has a remaining term of approximately three years. We have no employment agreements with our employees except for one contract entered into with a former owner operator of an institutional pharmacy which we acquired. We believe our relations with our union and non-union employees are good.

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

        Assisted Living Communities.    According to the National Center for Assisted Living, a majority of states provide or are approved to provide Medicaid payments for personal care and medical services to some residents in licensed assisted living communities under waivers granted by the Federal Centers for Medicare and Medicaid Services, or CMS, or under Medicaid state plans. Most other states are planning some Medicaid funding by preparing state plan amendments or requesting waivers. State Medicaid programs control costs for assisted living and other home and community-based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to assisted living community operators are generally lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health related services provided in SNFs. States that administer Medicaid programs for services in assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states' inspection processes for SNFs.

        As a result of the large number of states using Medicaid to purchase services at assisted living communities and the growth of assisted living in recent years, a majority of states have adopted licensing standards applicable to assisted living communities. A majority of states have licensing statutes or standards specifically using the term "assisted living" and have requirements for communities servicing people with Alzheimer's disease or dementia. The majority of states have revised their licensing regulations recently or are reviewing their policies or revising their regulations. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living communities. Most state licensing standards apply to assisted living communities whether or not they accept Medicaid funding. Also, a few states require certificates of need from state health planning authorities before new assisted living communities may be developed. Based on our analysis of current economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid or other public payments for a majority of their revenues may decline in value because Medicaid and other public rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living communities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

        The United States Department of Health and Human Services, the Government Accountability Office, or GAO, and the Senate Special Committee on Aging have studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to SNFs. In 2003, the GAO recommended that CMS strengthen its oversight of state quality assurance in Medicaid home and community-based services waiver programs. Since then, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living facilities and has provided guidance and technical assistance to the states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations. Although CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the Deficit Reduction Act of 2005, or DRA, and other authorities, we do not believe a materially increased financial commitment from the federal government to fund assisted living is presently likely. However, we do anticipate that assisted living communities will increasingly be licensed and regulated by the various states, and that, in the absence of federal standards, the states' policies will continue to vary widely.

        Skilled Nursing Facilities—Reimbursement.    About 62% of all SNF revenues in the United States in 2008 (the most recent date for which information is publicly available) came from publicly funded programs, including about 41% from Medicaid programs, 19% from the Medicare program and 2% from other public programs. SNFs are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at SNFs. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. Under the Medicare prospective payment system, or the PPS, capital costs are part of the prospective rate and are not community specific. The PPS and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home services. At the same time, federal and state enforcement and oversight of SNFs have been increasing, making licensing and certification of these communities more rigorous.

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

        From November 1999 to January 2006, Congress and CMS provided some periodic relief from the financial effect of the PPS, through temporary increases in SNF payment rates and temporary moratoria on some therapy limitations for skilled nursing residents covered under Medicare Part B. Effective January 1, 2006, CMS implemented changes to the payment categories it uses to set daily payment rates for Medicare beneficiaries in SNFs. CMS introduced nine new payment categories for medically complex patients, increasing the number of categories from 44 to 53, and made revisions to its payment rates for current RUGs. These RUG changes caused the elimination of certain temporary additional payments for certain skilled nursing care and rehabilitation groups. The financial impact of these changes to the Medicare rates on our operations was to effectively eliminate an October 2005 Medicare 3% rate increase; but then in each of the next three years, the Medicare rates were increased by approximately 3%, under a rule adding an annual update to account for inflation in the costs of goods and services included in a SNF stay. Effective as of October 1, 2009, CMS has adopted rules recalibrating the Medicare prospective payment categories for SNFs for federal fiscal year 2010. CMS estimates that the recalibration will result in a decrease of approximately 3.3% in projected SNF payments, offset by an increase of approximately 2.2% to account for inflation, and that as a result, aggregate Medicare payments to SNFs will be reduced by approximately 1.1% in federal fiscal year 2010.

        Under the DRA, the federal government is slowing the growth of Medicare and Medicaid payments for nursing home services by several methods. Medicare bad debt reimbursement has been reduced from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid. Limits on Medicare payments were also implemented for outpatient therapies in 2006, with an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. The Medicare outpatient therapy exception process has been extended under subsequent laws through December 31, 2009. This expiration of the Medicare outpatient therapy cap exception process may result in a reduction in our outpatient therapy revenues in 2010. Proposals to reinstate and extend the exception process have been introduced in Congress, but we cannot predict whether the exception process will be extended after December 31, 2009.

        In addition, the DRA increased the "look-back" period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and placing added burdens on SNFs to collect charges directly from residents and their transferees. The DRA includes a five year demonstration project that in 2007 awarded competitive grants to 30 states to provide home and community based long term care services to qualified individuals relocated from SNFs, providing an increased federal medical assistance percentage for 12 months for each qualifying beneficiary, during a grant period of at least two years. The DRA also includes a post acute payment reform demonstration program that will compare and assess costs and outcomes of services at different long term care sites over three years. Since January 1, 2007, states may include home and community based services as optional services under their Medicaid state plans, rather than only pursuant to waivers or demonstration projects, and such states may cap enrollment, maintain waiting lists and offer the services in only some regions of a state, as they may with waivers.

        Skilled Nursing Facilities—Survey and Enforcement.    More than twenty years ago, Congress enacted major reforms to federal and state regulatory systems for SNFs that participate in the Medicare and Medicaid programs, under the Omnibus Reconciliation Act of 1987. Since then, the GAO reports that, while much progress has been made, substantial problems remain in the effectiveness of federal and state regulatory activities. Since 1999, the U.S. Department of Health and Human Services, Office of Inspector General has issued several reports concerning quality of care in SNFs and the GAO has issued several reports, most recently in 2009, recommending that CMS and the states strengthen their compliance and enforcement practices, including federal oversight of state actions, to better ensure that SNFs provide adequate care and states act more consistently. The Senate Special Committee on Aging and other congressional committees have also held hearings on these issues. As a result, CMS has undertaken an initiative to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities. CMS is taking steps to focus more survey and enforcement efforts on SNFs with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated communities with patterns of noncompliance. CMS is increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey communities more consistently. In addition, CMS adopted regulations expanding federal and state authority to impose civil monetary penalties in instances of noncompliance. A small number of SNFs with a history of serious quality problems, designated by CMS as "special focus facilities," or SFFs, are inspected more frequently and subject to more stringent enforcement actions. Homes in the SFF initiative for six months or longer are now listed on the Medicare website at www.medicare.gov. The GAO has recommended several steps to make enforcement by CMS and the states more timely and effective, especially for SFFs. Medicare survey results, including fire safety reports and average nursing and nursing assistant staff hours per resident for each nursing home are posted on the Medicare website at www.medicare.gov. CMS has recently added a five-star quality rating system to the information concerning SNFs that it provides to consumers on its website. Ratings are from one to five stars, based on three factors that are separately rated health inspections from the last three years, the average number of hours of daily care provided to each resident by nursing staff, including nursing assistants, and selected physical and clinical measures related to quality of care. CMS issued a rule in August 2008 that requires older SNFs to install sprinkler systems within five years, by August 13, 2013. SNFs that do not have sprinklers or hard-wired smoke detectors are required to install battery powered smoke detectors in the interim. Currently all of our SNFs except five have sprinklers and we believe the five nursing homes without sprinklers are in compliance with the current requirements because they have a combination of hard wired and battery operated smoke detectors or hard wired smoke detector and a horn strobe system. When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight, temporary management and loss of Medicare and Medicaid participation or licensure may be imposed on nursing home operators. Our communities incur sanctions and penalties from time to time. If we are unable to cure deficiencies which have been identified or that are identified in the future, or if appeals of proposed sanctions or penalties are not successful, additional sanctions or penalties may be imposed, and if imposed, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

        In 2000 and 2002, the Department of Health and Human Services and CMS issued reports linking nursing staffing levels with quality of care. CMS has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staffing; however, CMS publishes the nurse and nursing assistant staffing level at each nursing home on the internet at www.medicare.gov to create market pressure to improve nursing home operations.

        Rehabilitation Hospital Regulation and Rate Setting.    Our two rehabilitation hospitals are subject to federal, state and local regulation that affects their business activities and determines the rates they receive for services. These IRFs are subject to periodic inspection by governmental and non-governmental agencies to ensure continued compliance with various licensure and accreditation standards. In addition, these facilities are certified by CMS to participate in the Medicare program and receive a significant portion of their revenues from that program.

        On May 7, 2004, CMS issued a rule, known as the "75% Rule," establishing revised Medicare standards that IRFs are required to meet in order to participate as IRFs in the Medicare program. An IRF that failed to meet the requirements of the 75% Rule would be subject to reclassification as a different type of healthcare provider and the effect of such reclassification would be to lower Medicare payment rates. The rule is now known as the "60% Rule." Under the Medicare, Medicaid and SCHIP Extension Act of 2007, adopted in December 2007, for cost reporting periods starting on or after July 1, 2007, the 75% requirement for IRFs was reduced to 60%, and selected secondary medical conditions are included to qualify patients under the 60% requirement. The 60% Rule now generally provides that, to be considered an IRF and receive reimbursement for services under the IRF prospective payment system, at least 60% of a facility's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. Under the 60% Rule, to maintain their revenue levels many rehabilitation hospitals have needed to reduce the number of non-qualifying patients treated and replace them with qualifying patients, establish other sources of revenues or both. Before the 2007 amendment, the rule was being phased in over a four year period that began on July 1, 2004. For cost reporting periods starting on and after July 1, 2006, 60% of a facility's inpatient population must have required intensive rehabilitation services for one of CMS' designated medical conditions. For cost reporting periods starting on and after July 1, 2007, the requirement was 65%, and for cost reporting periods starting on and after July 1, 2008, the requirement was 75%. As a result of the rollback amendment, the requirement is now 60% for these and future cost reporting periods. We believe our hospitals have been and are operating in compliance with this rule and we are taking actions to assure continued compliance; however, we can provide no assurance that we will be able to continue to comply with this rule, or that CMS will not make a determination that we were non-compliant in a prior year. Also pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007, the annual inflation increase factor for Medicare payment rates for IRFs was set at zero percent for each of federal fiscal years 2008 and 2009, except for certain payments occurring before April 1, 2008. Our Medicare inflation increase factor for federal fiscal year 2008 had been set at approximately 3.5% effective October 1, 2007, and our rates were reduced by 3.2% effective as of April 1, 2008. Effective October 1, 2008 CMS adopted a rule updating the Medicare IRF prospective rate formulas. The rule recalculated the weights assigned to the 13 patient case mix groups that are used to calculate rates under the IRF prospective payment system and reset the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for fiscal year 2009. CMS estimated that the changes contained in the rule would result in a decrease of 0.7% to total Medicare payments to IRFs for federal fiscal year 2009. Although the effects of the rate freeze and the recalibration were counterbalanced by the reduction of the prior law's 65% and 75% minimum percentage requirements to 60% under current law, the net effect of these changes adversely affected the profitability of our rehabilitation operations. Effective as of October 1, 2009, CMS has adopted rules that it estimates will increase aggregate Medicare payments to IRFs by approximately 2.5% in federal fiscal year 2010. CMS has set the outlier payments at 3% of total estimated IRF payments for the year. CMS has also adopted rules revising and clarifying the coverage criteria for Medicare patients in IRFs, effective as of January 1, 2010. These regulations include criteria for patient selection, treatment planning, coordination of care, and professional training and experience.

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

        Other Matters.    Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback, physician referral and privacy laws by Medicare and Medicaid providers and providers under other public and private programs have increased in recent years, as have civil monetary penalties, repayment requirements and criminal sanctions for noncompliance. In 2000, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, issued compliance guidelines for SNFs to assist them in developing voluntary compliance programs to prevent fraud and abuse with supplemental guidance in 2008. The OIG issued compliance program guidance for hospitals in 1998 and supplemental guidance in 2005. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payors are conducting similar medical necessity and compliance audits.

        Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, rules governing the privacy, use and disclosure of individually identified health information took effect in 2003, and compliance with security rules for electronic personal health information was required by April 20, 2005 with civil monetary penalties and criminal sanctions for noncompliance. Compliance with expanded HIPAA privacy and security requirements recently enacted by Congress, and implementing regulations, was required on various dates between February 2009 and February 2010, and compliance with updated standards for electronic healthcare transactions and pharmacy transactions will be required on January 1, 2012.

        Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments or sanctions, and the increasing costs of required compliance with applicable federal and state laws, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

        Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, effective January 1, 2006, Medicare beneficiaries may receive prescription drug benefits by enrolling in private health plans or managed care organizations, or if they remain in traditional Medicare, by enrolling in stand alone prescription drug plans. As a result of the implementation of this Medicare Part D drug program in 2006, the government's share of prescription drug expenditures has risen substantially from 28% in 2005 to 37% in 2008 (the most recent date for which this information is publicly available). Of the government funds spent for prescription drugs, Medicare's share was 7% in 2005 and 60% in 2008, while Medicaid's share was 68% in 2005 and 23% in 2008. As of January 2008, approximately 90% of Medicare beneficiaries had Medicare Part D drug coverage, according to the US Department of Health and Human Services. Due to Medicare's growing share of total prescription drug expenditures and increasing budget pressures on state and federal governments, we believe that government actions to control drug costs are likely to increase, reducing the profitability of providing pharmacy products and services.

        The U.S. House of Representatives and U.S. Senate have each recently passed comprehensive, but different, national healthcare reform bills that would, if adopted, dramatically change the country's healthcare system. We are unable to predict whether healthcare reform legislation will be adopted after negotiations between the House and Senate, the form of the legislation if adopted, or if adopted, the impact it will have on our business or financial condition. The pending bills include healthcare insurance reforms, payment systems reforms, and healthcare delivery systems reforms, with the goals of expanding access to health insurance coverage and simultaneously reducing the growth of healthcare expenditures. Included in the bills or under consideration by Congress are mandates that most individuals purchase health insurance, tax credits to assist those with low incomes to acquire health insurance, expansion of Medicaid eligibility to more people, mandates that most employers pay part of the cost of health insurance for their employees, statewide insurance exchanges to expand access to health insurance, reducing or freezing Medicare and Medicaid provider payment rates including rates of SNFs and IRFs, and various pilot projects intended to reduce or slow the growth of healthcare costs. The pending legislation includes a pilot program under which acute care hospitals and post acute care providers such as SNFs, IRFs and rehabilitation clinics would receive a single bundled Medicare payment for acute hospital and post-acute care provided to a patient. The pending legislation also includes provisions for individuals to purchase government sponsored long term care insurance, which would entitle participating individuals after five or more years to receive insurance benefits for long term care services such as SNF or home health care services if needed.

        Other legislative proposals that have been introduced in Congress, proposed by federal or state agencies or are being considered by some state governments, include the option of block grants for states rather than federal matching money for certain state Medicaid services, additional policies encouraging state Medicaid programs to use home and community based long term care services rather than SNFs, laws authorizing or directing Medicare to negotiate rate reductions for prescription drugs, additional Medicare and Medicaid enforcement procedures and federal and state cost containment measures, such as freezing Medicare or Medicaid nursing home and rehabilitation hospital payment rates at their current levels and reducing or eliminating annual Medicare or Medicaid inflation allowances or gradually reducing rates for SNFs and rehabilitation hospitals.

        The recent recession and current difficult economic conditions are causing budget shortfalls in most states, increasing the likelihood of Medicaid rate reductions, freezes or increases that are insufficient to offset increasing operating costs. Pursuant to the American Recovery and Reinvestment Act of 2009, adopted February 17, 2009, federal payments to states for Medicaid programs have been temporarily increased retroactively from October 1, 2008 through December 31, 2010, with greater increases for states with more unemployment. Payments to states for Medicaid expenditures on hospitals, SNFs and other specified providers are conditioned on states paying those providers promptly. However, most states project continuing fiscal deficits. The magnitude of the potential Medicare and Medicaid rate reductions and the impact of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of potential healthcare reform laws and Medicare and Medicaid policy changes proposed by members of Congress cannot currently be estimated, but they may be material to our operations and may adversely affect our future results of operations.

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

  •
  we have hired insurance and other professionals to help us establish appropriate reserves for our retained liabilities and captive insurance programs; and

  •
  in order to obtain more control over our insurance costs, we and other companies to which RMR provides management services have recently organized a new insurance company which will soon begin to underwrite certain of our insurance requirements.

        We partially self insure up to certain limits for workers compensation and professional liability. Claims in excess of these limits are insured with third party insurance providers up to contractual limits, over which we are self insured. Our current insurance arrangements are generally renewable in June 2010. We do not know if our insurance charges and self insurance reserve requirements will increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means in the future. For more information about our new insurance initiative see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K.

COMPETITION

        The senior living services, pharmacy and the rehabilitation hospital businesses are highly competitive. We compete with service providers offering alternate types of services, such as home healthcare services, as well as other companies providing facility based services and rehabilitation services. We have large lease obligations and limited financeable assets. Many of our competitors have greater financial resources than we do. We may expand our business with SNH and our relationships with SNH and RMR may provide us with competitive advantages; however, SNH is not obligated to provide us with opportunities to lease additional properties. Some of our competitors are operated by not for profit entities which have endowment income and may not have the same financial pressures that we experience. For all of these reasons and others, we cannot provide any assurance that we will be able to compete successfully for business.

ENVIRONMENTAL AND CLIMATE CHANGE MATTERS

        Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances. Under our leases with SNH, we have also agreed to indemnify SNH for any such liabilities related to the properties we lease from SNH. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination, which lien may be senior in priority to our debt obligations or our leases. We have reviewed environmental surveys of all of our leased and owned communities. Based upon that review we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition.

        The current political debates about world climate changes has resulted in various existing and proposed treaties, laws and regulations which are intended to limit carbon emissions. We believe treaties, laws and regulations which may limit carbon emissions may cause energy costs at our communities to increase. In the longer term, we believe any such increased costs will be passed through and paid by our patients, residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

INTERNET WEBSITES

        Our internet website address is www.fivestarseniorliving.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, Massachusetts, 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our Independent Directors, individually or as a group, may do so by filling out a report on our website. Our Board of Directors also provides a process for our security holders to send communications to our entire Board of Directors. Information about the process for sending communications to our Board of Directors can be found on our website. Our website address and website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and none of the information on any such websites is incorporated by reference into this Annual Report on Form 10-K.

Item 1A.    Risk Factors

        Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations would suffer and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

RISKS RELATED TO OUR BUSINESS

A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

        For the year ended December 31, 2009, our revenues were $1.19 billion and our operating expenses were $1.18 billion. A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

Circumstances that adversely affect the ability of seniors, or their families, to pay for our services could have a material adverse effect on us.

        Our residents paid approximately 69% of our senior living revenues during the year ended December 31, 2009 from their private resources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation, a devalued stock market, rising unemployment, or other circumstances that adversely affect the ability of the elderly or their families to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

Seniors' inability to sell real estate may delay their moving into senior living facilities.

        Recent and continuing housing price declines and reduced home mortgage availability have negatively affected the United States housing market. Many economists now predict a prolonged period with little improvement in housing markets. These current difficulties may have a negative effect on our revenues or lead to increased reliance on Medicare and Medicaid for our revenues. Specifically, if seniors have a difficult time selling their homes, fewer seniors may be able to relocate to our senior living communities or finance their stays at our facilities with private resources.

The failure of Medicare and Medicaid rates to match our costs will reduce our income.

        Some of our current operations, especially our SNFs, IRFs and pharmacy operations receive significant revenues from the Medicare and Medicaid programs. During the year ended December 31, 2009, we received approximately 31% of our senior living revenues, 64% of our hospital revenues and 47% of our pharmacy revenues from these programs. CMS and some members of Congress have proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years. Health care reform bills recently passed by each branch of Congress include provisions that would reduce or eliminate annual Medicare rate increases to account for inflation affecting SNFs and IRFs. Effective as of October 1, 2009, CMS reduced Medicare aggregate payment rates for SNFs by an estimated 1.1% for federal fiscal year 2010, as the result of a recalibration of prospective payment categories that reduced rates by approximately 3.3%, offset by an annual increase to account for inflation of approximately 2.2%. On December 31, 2009, the process to allow medically necessary exceptions to annual caps on Medicare Part B payments for outpatient rehabilitation services to individual patients expired, and the exceptions process has not been extended by Congress beyond that date. Proposals to extend the exceptions process for therapy caps are included in healthcare reform bills being considered by Congress, but we cannot predict whether the exception process will be extended. Also, our Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule that is scheduled to be reduced by 21% on March 1, 2010, unless Congress extends the moratorium on the scheduled reduction. Failure to extend the moratorium would result in a similar reduction of approximately 21% to our Medicare Part B rates for outpatient therapy services in clinics and SNFs. In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs, have frozen or reduced Medicaid rates, or are expected to freeze or reduce Medicaid rates. The current recession is causing budget shortfalls in most states, increasing the likelihood of Medicaid rate reductions, freezes or increases that are insufficient to offset increasing operating costs. The magnitude of the potential Medicare and Medicaid rate reductions, the impact of the failure of these programs to increase rates to match increasing expenses and the impact on us of potential Medicare and Medicaid policy changes proposed by members of Congress, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations. We cannot now predict whether future Medicare and Medicaid rates will be sufficient to cover our future cost increases. Future Medicare and Medicaid rate declines or a failure of these rates to cover increasing costs could result in our experiencing materially lower earnings or losses.

Our rehabilitation hospitals may be subject to Medicare reclassifications resulting in lower Medicare rates, or to retroactive repayments.

        A significant amount of the revenues at our rehabilitation hospitals is paid by the Medicare program. For cost reporting periods starting on and after July 1, 2006, 60% of an IRF's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. While we believe we are in compliance with the 60% requirement, and we expect to remain in compliance with this rule, we may not be able to remain in compliance, or CMS could determine that we were non-compliant in a prior year. Such an event would result in these hospitals being subject to Medicare reclassification to a different type of provider and our receiving lower Medicare payment rates retroactively or prospectively. Reductions in our Medicare payments as a result of the reclassification of our rehabilitation hospitals would materially and adversely affect our financial conditions and results of operations. Also, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. If our hospitals or clinics were required to make substantial retroactive repayments to Medicare, our financial condition and results of operations may be materially and adversely affected.

Private third party payors continue to try to reduce health care costs.

        Private third party payors are continuing their efforts to control health care costs through direct contracts with health care providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. These third party payors increasingly are demanding discounted fee structures and the assumption by health care providers of all or a portion of the financial risk. We could be adversely affected by these continuing efforts of third party payors to limit the amount of payments we receive for health care services. Reimbursement payments under third party payor programs may not remain at levels comparable to present levels or be sufficient to cover the costs allocable to patients participating in such programs. Future changes in the reimbursement rates or methods of third party payors, or the implementation of other measures to reduce payments for our services could result in a substantial reduction in our net operating revenues. At the same time, as a result of competitive pressures, our ability to maintain operating margins through price increases to private pay patients may be limited.

Healthcare reform legislation could reduce our income and increase our costs.

        The U.S. House of Representatives and the U.S Senate have each recently passed comprehensive, but different, national healthcare reform bills that would, if adopted, dramatically change the country's healthcare system. The pending bills include healthcare insurance reforms, payment systems reforms, and healthcare delivery systems reforms, with the goals of expanding access to health insurance coverage and reducing the growth of healthcare expenditures. Included in the bills or under consideration by Congress are mandates that most individuals purchase health insurance, tax credits to assist those with low incomes to acquire health insurance, expansion of Medicaid eligibility to more people with low incomes, mandates that most employers pay part of the cost of health insurance for their employees, statewide or national insurance exchanges to expand access to health insurance, reductions or freezes on Medicare and Medicaid provider payment rates or rate increases affecting SNFs and IRFs, and various pilot projects intended to reduce or slow the growth of healthcare costs. The pending legislation includes a pilot program under which a single bundled Medicare payment for acute hospital and post-acute hospital care provided to a patient would be made, to cover the services provided by the acute care hospital and the post acute care providers, such as a SNF, IRF, or rehabilitation clinic, that cared for the patient after hospitalization. Health insurance generally does not provide significant coverage for long-term care services, including SNF services. However, the pending legislation includes provisions for individuals to purchase government sponsored long term care insurance, which would entitle participating individuals after five or more years to receive insurance benefits for long term care services such as SNF or home health care services if needed. We are unable to predict whether healthcare reform legislation will be adopted, the form of the legislation if it is adopted, or the impact it will have on our business or financial condition. If the legislation results in reduced reimbursement for our services, or the failure of Medicare, Medicaid or private payment rates to cover our increasing costs, our net operating revenue could be materially and adversely affected.

Increases in our labor costs may have a material adverse effect on us.

        Wages and employee benefits for the Company as a whole represented approximately 53% of our 2009 total operating costs. We compete with other operators of senior living communities and rehabilitation hospitals with respect to attracting and retaining qualified personnel responsible for the day to day operations of each of our communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, we may have to compete for lesser skilled workers with numerous other employers. Further, when we acquire new facilities, we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers compensation insurance costs, have materially increased in recent years. Although we have determined our self insurance reserves with guidance from third party professionals, our reserves may be inadequate. Increasing employee health and workers compensation insurance costs and increasing self insurance reserves for labor related insurance may materially negatively affect our earnings. No assurance can be given that our labor costs will not increase or that any increase will be matched by corresponding increases in rates we charge to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Successful union organization of our employees may adversely affect our business performance and results of operations.

        From time to time labor unions attempt to organize our employees. Certain of our employees have already chosen union representation. If federal legislation modifies the labor laws to make it much easier for employee groups to unionize, then additional groups of employees may seek union representation. If more of our employees unionize it could result in business interruptions, work stoppages, the degradation of service levels at our senior living communities and rehabilitation hospitals due to work rules, or increased operating expenses that may adversely affect our financial results of operations.

Our business is subject to extensive regulation which increases our costs and may result in losses.

        Licensing and Medicare and Medicaid laws require operators of senior living communities, rehabilitation hospitals, clinics, and pharmacies to comply with extensive standards governing operations. There are also various federal and state laws prohibiting fraud and abuse by senior living and rehabilitation hospital and clinic operators and pharmacy providers, including civil and criminal laws that prohibit false claims for Medicare and Medicaid coverage and that regulate patient referrals. In recent years, federal and state governments have devoted increased resources to monitor the quality of care at senior living communities and to anti-fraud investigations. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payors are conducting similar medical necessity and compliance audits. When quality of care deficiencies are identified or improper billing is uncovered, various remedies or sanctions may be imposed, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, governmental oversight, temporary management, loss of licensure and criminal penalties. Our communities incur sanctions and penalties from time to time. As a result of this extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance and billing procedures, and we expect these costs may continue to increase. Also, if we become subject to additional regulatory sanctions or repayment obligations at any of our existing facilities, or as a result of purchasing facilities with prior deficiencies which we are unable to correct or resolve, our business may be adversely affected and we might experience financial losses.

The nature of our business exposes us to litigation risks.

        The nature of our business exposes us to litigation, and we are subject to lawsuits in the ordinary course of our business. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other operating companies. Today, some lawyers and law firms specialize in bringing litigation against senior living companies. As a result of this litigation and potential litigation, our cost of liability insurance has increased during the past few years. Medical liability insurance reform has become a topic of political debate and some states have enacted legislation to limit future liability awards. However, such reforms have not been generally adopted and we expect our insurance costs may continue to increase. Although our reserves for liability self insurance have been determined with guidance from third party professionals, our reserves may prove inadequate. Increasing liability insurance costs and increasing self insurance reserves may materially negatively affect our results of operations, cause us to experience losses or make our financial results less consistent than they would otherwise be.

Our growth strategy may not succeed.

        Since our spin off from SNH on December 31, 2001, we have grown through acquisitions and the initiation of long term leases. Our business plan includes taking advantage of an increasing demand for senior living facilities and acquiring additional senior living communities. Our growth strategy involves risks, including the following:

  •
  we may be unable to locate senior living communities that receive a large percentage of their revenues from private resources;

  •
  we may be unable to locate senior living communities available for purchase at acceptable prices;

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

  •
  to the extent we incur acquisition debt or leases, our operating leverage and resulting risks of debt defaults may increase; and, to the extent we issue additional equity to fund our acquisitions, our shareholders' percentage of ownership will be diluted; and

  •
  combining our present operations with newly acquired operations may disrupt operations or cost more than anticipated.

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

        When we acquire or take on new communities, we sometimes see a decline in community occupancy and it may take a period of time for us to stabilize acquired community operations. Our efforts to restore occupancy or stabilize acquired communities' operations may not be successful. In addition, rehabilitation hospitals and pharmacies are businesses with which we have limited experience, and our initiatives in these areas may not be successful.

We continue to seek acquisitions and other strategic opportunities that may require a significant amount of management resources and costs.

        We continue to seek acquisitions and other strategic opportunities. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we engage in preliminary discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such transactions, which could negatively impact our existing and continuing operations. In addition, we may incur significant costs in connection with seeking acquisitions regardless of whether these acquisitions are completed.

Failure to comply with laws governing the privacy and security of personal information, including information relating to health, could materially and adversely affect our financial condition and results of operations.

        We are required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including information relating to health. Under HIPAA, we are required to comply with the HIPAA privacy rule, security standards, and standards for electronic health care transactions. State laws also govern the privacy of individual health information, and state privacy rights rules may be more stringent than HIPAA. Other federal and state laws govern the privacy of other personal information. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our financial condition and results of operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings.

        State regulations governing assisted living facilities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate our assisted living resident agreement for any reason on reasonable notice. Consistent with these regulations, most resident agreements allow residents to terminate their agreements on 30 days' notice. Thus, we cannot contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings could be materially and adversely affected. In addition, the advanced ages of our senior living residents mean that the resident turnover rate in our senior living communities is difficult to predict.

Our business requires us to make significant capital expenditures to maintain and improve our facilities.

        Our communities sometimes require significant expenditures to address ongoing required maintenance and to make them attractive to residents. Physical characteristics of senior living communities and rehabilitation hospitals are mandated by various governmental authorities; changes in these regulations may require us to make significant expenditures. In addition, we often are required to make significant capital expenditures when we acquire new facilities. Our available financial resources may be insufficient to fund these expenditures. In addition to capital expenditures we are making at some of our senior living communities, we expect to make certain capital expenditures at the rehabilitation hospitals. SNH has historically provided most of the capital we need to improve the properties we lease from them; however, whenever SNH provides such capital, our rent increases and we may be unable to pay the increased rent without experiencing losses.

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

        Our business is subject to possible conflicts of interest as follows:

  •
  as of December 31, 2009, we leased from SNH 188 of our 217 senior living communities, our two rehabilitation hospitals and two senior living communities classified as discontinued operations for total annual rent of approximately $184.4 million plus percentage rent based on increases in gross revenues at certain properties;

  •
  we purchase various management services from RMR, the manager of SNH, and we lease office space from an affiliate of RMR;

  •
  our Chief Executive Officer, Bruce J. Mackey Jr., and our Chief Financial Officer, Paul V. Hoagland, are also employees of RMR, our managing directors, Barry M. Portnoy and Gerard M. Martin, are directors of RMR, Mr. Portnoy is a managing trustee of SNH and is also the majority beneficial owner and the chairman of RMR;

  •
  under our business management agreement with RMR, in the event of a conflict between SNH and us, RMR may act on behalf of SNH rather than on our behalf; and

  •
  RMR's simultaneous contractual obligations to us and SNH create actual and potential conflicts of interest, and these conflicts can be especially severe in periods of financial stress.

        On December 31, 2001, SNH distributed substantially all of its ownership of our shares to its shareholders. Simultaneously with the spin off, we entered into agreements with SNH and RMR which, among other things, limit (subject to certain exceptions) ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of SNH as a real estate investment trust and limit our ability to acquire real estate of types which are owned by SNH or other businesses managed by RMR. As a result of these agreements, our leases with SNH and our business management agreement with RMR, SNH, RMR and their respective affiliates have significant roles in our business and we do not anticipate any changes to those roles in the future. In addition, as of December 31, 2009, SNH owned 3,235,000 shares of our common stock or approximately 9.1% of our outstanding shares.

        We believe our affiliations with SNH and RMR have been and will be beneficial to us. Although we do not believe the potential conflicts have adversely affected, or will adversely affect, our business, not everyone may agree with our position. In the past, in particular following periods of volatility in the overall market and the market price of a company's securities, shareholder litigation, dissident director nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with directors, affiliated persons and entities. Our relationships with SNH, RMR, with Messrs. Portnoy and Martin and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Our leases of certain of our senior living communities are subordinated to mortgage debt of SNH, and a default by SNH could result in the termination of those leases.

        Our leases with SNH for 56 of our senior living communities, which had 2009 revenues totaling $313.9 million, are subordinated to mortgage financing secured by such communities. As a result, in the event SNH were to default on such mortgage financing, by reason of our default under our leases or for reasons unrelated to us or beyond our control, and its lender were to foreclose on such properties, our leases would terminate as a matter of law. While we may be able to enter into new leases with the lenders or the purchaser or purchasers of such properties, or they may elect to continue our occupancy under the terms of the lease as if there had been no foreclosure, such parties are not obligated to elect either option; and, if we are able to retain possession, the terms of our continued occupancy may not be as favorable to us as those contained in our leases with SNH. If we do not enter into new leases of such communities following a foreclosure, we would lose the right to continue to operate these facilities and may incur material obligations to residents, employees and other parties as a result of such loss, each of which could have a material and adverse effect on our results of operations.

Disputes with SNH and RMR and shareholder litigation against us or our directors and officers may be referred to arbitration proceedings.

        Our contracts with SNH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly our bylaws provide that actions by our shareholders against us or against our directors and officers may be referred to binding arbitration proceedings. As a result, our and our shareholders would not be able to pursue litigation for these disputes in courts against SNH, RMR or our directors and officers if the disputes were referred to arbitration. In addition, the ability to collect attorney's fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

Climate change legislation and resulting increased energy costs at our communities could materially and adversely affect our financial condition and results of operations.

        The current political debates about world climate changes has resulted in various existing and proposed treaties, laws and regulations which are intended to limit carbon emissions. We believe treaties, laws and regulations which may limit carbon emissions may cause energy costs at our communities to increase. In the longer term, we believe any such increased costs will be passed through and paid by our patients, residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

Ownership limitations and anti-takeover provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland law, may prevent our shareholders from receiving a takeover premium or implementing beneficial changes.

        Our charter generally prohibits any shareholder from owning more than 9.8% (in number of shares or value, whichever is more restrictive) of any class or series of our outstanding shares. This provision inhibits acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our charter and bylaws under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to shareholders, including, for example, provisions relating to:

  •
  the division of our directors into three classes, with the term of one class expiring each year and in each case, when successors are elected and qualify, which could delay a change in our control;

  •
  the power of our Board of Directors, without a shareholders' vote, to authorize and issue additional shares and create classes of shares on terms that it determines;

  •
  required qualifications for an individual to serve as a director and a requirement that certain of our directors be "Independent Directors" and other directors be "Managing Directors" as defined in our bylaws;

  •
  limitations on the ability of shareholders to propose nominees for election as directors and propose other business for a meeting of shareholders;

  •
  the prohibition of direct or indirect transfers of any class of equity securities, or any warrants, rights or options to purchase any of our securities, if that transfer would result in a person, entity or group becoming a "5-percent shareholder" of our common stock pursuant to our bylaws and based on Treasury Regulation Section 1.382-2T(g);

  •
  the authority of our Board of Directors, and not our shareholders, to adopt, amend or repeal our bylaws; and

  •
  the authority of our Board of Directors to amend to our charter without shareholder approval to increase or decrease the number of shares of stock or the number of shares of any class or series that we have authority to issue.

        The terms of our leases with SNH and our business management agreement with RMR provide that our rights under these agreements may be cancelled by SNH and RMR, respectively, upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change in control events, as defined in those documents including, in certain of the SNH leases, the adoption of any proposal (other than a precatory proposal) or the election to our Board of Directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. If the breach of these ownership limitations causes a lease default, shareholders causing the default may become liable to us or to other shareholders for damages. Additionally, we maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or our property at a discount. In addition, a termination of our business management agreement is a default under our credit facility unless approved by our lender. Also, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for securities they own.

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

        Our charter authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against our company only if such proceeding is authorized by our Board of Directors. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our directors and officers than might otherwise exist absent the provisions in our charter or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

RISKS RELATED TO OUR NOTES AND COMMON SHARES

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        We conduct substantially all of our business through subsidiaries. Consequently, our ability to pay debt service on our outstanding Notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Certain of our subsidiaries guarantee our obligations under our Notes and those subsidiaries and additional subsidiaries guarantee our obligations under our revolving credit facility. In addition, as of December 31, 2009, our subsidiaries which have not guaranteed our Notes had approximately $12.4 million of secured indebtedness outstanding, and we may add additional secured indebtedness that would effectively rank senior to our outstanding Notes. Our Notes are unsecured and, as such, effectively subordinated to our secured debt. In addition, non-guarantor subsidiaries have substantial additional obligations, including trade payables and lease obligations, to which our Notes are and will be effectively subordinated.

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

We may be required to prepay our debts upon a change of control.

        In certain change of control circumstances, our current and future noteholders and some of our other lenders may have the right to require us to purchase our Notes which they own or repay our debt owing to them at their principal amount plus accrued interest and a premium.

Our Notes may permit redemption before maturity, and our noteholders may be unable to reinvest proceeds at the same or a higher rate.

        The terms of our outstanding Notes permit us, and the terms of future notes may permit us, to redeem all or a portion of our notes after a certain amount of time, or up to a certain percentage of the notes prior to certain dates. Generally, the redemption price will equal the principal amount being redeemed, plus accrued interest to the redemption date, plus any applicable premium. If a redemption occurs, our noteholders may be unable to reinvest the money they receive in the redemption at a rate that is equal to or higher than the rate of return on the applicable notes.

There may be no public market for notes we may issue and one may not develop.

        Although our outstanding Notes are traded in the Private Offerings, Resale and Trading through Automated Linkages Market of the Nasdaq, these Notes are not listed on any securities exchange. In addition, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for price quotations to be made available through any automated quotation system. There is no assurance that an active trading market for any of our notes will exist in the future. Even if a market develops, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for the senior living industry generally. Also, we have purchased and retired $76.8 million face amount of our outstanding notes. These purchases reduced the number and amount of our notes outstanding and may decrease the liquidity of our notes.

Increased leverage may harm our financial condition and results of operations.

        Our total consolidated long term debt as of December 31, 2009 was approximately $62.0 million and represented approximately 31% of our total book capitalization as of that date. In addition to our indebtedness, we have substantial lease and other obligations. The indenture governing our outstanding Notes does not limit the amount of additional indebtedness, including senior or secured indebtedness, which we can create, incur, assume or guarantee, nor does the indenture limit the amount of indebtedness or other liabilities that our subsidiaries can create, incur, assume or guarantee.

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

        In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may also cause the market price of our common shares to decline. Shareholders may be unable to resell our common shares at or above the price at which they purchased our shares.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

OUR SENIOR LIVING COMMUNITIES

        As of December 31, 2009, we operated 217 senior living communities which we have categorized into two groups as follows:

		Type of units
						Average occupancy for the year ended Dec. 31, 2009		Percent of revenues from private resources
Type of community	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2009
							(in thousands)
Independent and assisted living communities	170	6,245	10,334	2,048	18,627	86.5%	$744,427	85.8%
Skilled nursing facilities, or SNFs	47	70	18	4,190	4,278	85.3%	265,078	23.0%

Totals:	217	6,315	10,352	6,238	22,905	86.2%	$1,009,505	69.3%

Excluded from the preceding data are two assisted living communities containing 173 living units that we leased from SNH which are being offered for sale and we categorized as discontinued operations.

Independent and Assisted Living Communities

        As of December 31, 2009, we operated 170 independent and assisted living communities. We lease 143 of these communities from SNH and four of these communities from HCPI. We own the remaining 23 communities. These communities have 18,627 living units and are located in 26 states. The following table provides additional information about these communities and their operations as of December 31, 2009:

		Type of units
						Average occupancy for the year ended Dec. 31, 2009		Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2009
							(in thousands)
1. Alabama	8	—	367	—	367	91.0%	$13,056	100.0%
2. Arizona	4	471	263	196	930	79.6%	35,806	83.4%
3. California	9	497	423	59	979	86.1%	46,063	92.4%
4. Delaware	6	336	322	341	999	83.5%	60,072	70.0%
5. Florida	8	1,191	584	155	1,930	85.3%	67,865	77.3%
6. Georgia	11	111	527	40	678	88.0%	22,776	92.8%
7. Illinois	1	111	—	—	111	99.0%	2,387	100.0%
8. Indiana	10	755	30	140	925	89.7%	39,794	81.7%
9. Kansas	3	331	67	200	598	95.4%	19,425	75.8%
10. Kentucky	9	492	281	183	956	92.2%	42,583	85.0%
11. Massachusetts	1	—	124	—	124	91.0%	7,460	100.0%
12. Maryland	10	270	640	—	910	92.2%	44,583	99.9%
13. Minnesota	1	—	228	—	228	81.9%	12,622	94.8%
14. Mississippi	2	111	—	—	111	87.9%	3,612	100.0%
15. Missouri	1	—	116	—	116	92.9%	2,490	100.0%
16. Nebraska	2	31	108	68	207	89.8%	8,952	55.6%
17. North Carolina	13	—	1,194	—	1,194	84.0%	34,787	96.5%
18. New Jersey	5	211	557	60	828	77.9%	30,610	82.6%
19. New Mexico	1	114	35	60	209	90.6%	12,525	78.9%
20. Ohio	1	143	113	60	316	87.1%	17,904	78.9%
21. Pennsylvania	10	—	1,002	—	1,002	84.5%	33,365	100.0%
22. South Carolina	18	101	858	104	1,063	80.2%	33,378	87.5%
23. Tennessee	11	7	653	—	660	92.3%	20,912	100.0%
24. Texas	10	898	636	308	1,842	85.7%	76,497	82.0%
25. Virginia	10	—	777	—	777	86.6%	31,436	100.0%
26. Wisconsin	5	64	429	74	567	92.2%	23,467	69.2%

Totals:	170	6,245	10,334	2,048	18,627	86.5%	$744,427	85.8%

Skilled Nursing Facilities

        As of December 31, 2009, we operated 47 SNFs. We lease 45 of these facilities from SNH and we own the other two communities. These facilities have 4,278 living units and are located in 11 states. The following table provides additional information about these facilities and their operations as of December 31, 2009:

		Type of units
						Average occupancy for the year ended Dec. 31, 2009		Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2009
							(in thousands)
1. Arizona	1	—	18	102	120	93.2%	$8,015	20.5%
2. California	4	—	—	396	396	91.3%	30,853	15.1%
3. Colorado	7	47	—	769	816	85.4%	54,573	31.6%
4. Georgia	3	—	—	329	329	90.9%	16,377	8.2%
5. Iowa	6	19	—	425	444	87.0%	27,416	16.4%
6. Kansas	1	4	—	60	64	88.1%	3,004	30.5%
7. Michigan	2	—	—	271	271	87.5%	25,871	15.4%
8. Missouri	1	—	—	112	112	75.9%	4,718	12.6%
9. Nebraska	14	—	—	814	814	82.2%	39,601	29.3%
10. Wisconsin	6	—	—	722	722	84.2%	46,150	26.5%
11. Wyoming	2	—	—	190	190	72.4%	8,500	25.4%

Totals:	47	70	18	4,190	4,278	85.3%	$265,078	23.0%

OUR INPATIENT REHABILITATION HOSPITALS

        As of December 31, 2009, we operated two inpatient rehabilitation hospitals that we lease from SNH. These two inpatient rehabilitation hospitals are located in Braintree and Woburn, Massachusetts and have 321 beds dedicated to inpatient services at the two hospital locations and at three satellite locations. In addition, we operate 13 outpatient clinics affiliated with these hospitals. For the year ended December 31, 2009 combined revenues were $100.5 million and approximately 61% of the revenues at these hospitals came from the Medicare program, 3% came from the Medicaid program and the 36% balance came from health insurance companies or other sources. Average occupancy at these inpatient facilities for the year ended December 31, 2009 was 60.3%.

OUR SNH LEASES

        The following table provides a summary of the material terms of our leases with SNH. Because it is a summary, it does not contain all of the information that may be important to you. If you would like more information, you should read the leases which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference.

        The following table is a summary of our leases:

	Number of properties	Annual rent as of December 31, 2009	Initial expiration date	Renewal terms
1. Lease No. 1 for SNFs and independent and assisted living communities(1)	87	$52.8 million	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs, independent and assisted living communities and rehabilitation hospitals.	49	48.2 million	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for SNFs and independent and assisted living communities.(2)	28	60.6 million	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for independent and assisted living communities	26	22.8 million	April 30, 2017	Two 15-year renewal options.

Totals	190	$184.4 million

(1)
Lease No. 1 is comprised of four separate leases. Three of these four leases exist to accommodate mortgage financings in effect at the time SNH acquired the properties; we have agreed to combine all four of these leases into one lease as and when these mortgage financings are paid. Excluded from the number of properties are two assisted living communities, we leased from SNH, that we classify as discontinued operations.

(2)
Lease No. 3 exists to accommodate the mortgage financing that SNH has with the Federal National Mortgage Association, or FNMA, as further described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Our leases with SNH and Related Person Transactions" of this Annual Report on Form 10-K.

        Percentage Rent.    Our leases with SNH require us to pay percentage rent at 183 of the 190 senior living communities we lease from SNH (including the two assisted living communities we lease from SNH which have been classified as discontinued operations) equal to 4% of the amount by which gross revenues, as defined in our leases, of each property exceeds gross revenues in a specific base year. We paid total percentage rent of $3.4 million in 2009. Different base years apply to those communities that pay percentage rent. The base year is usually the first full calendar year after each community is leased. We do not pay percentage rent for our rehabilitation hospitals.

        Operating Costs.    Each lease is a so-called "triple-net" lease which requires us to pay all costs incurred in the operation of the properties, including the costs of maintenance, personnel, services to residents, insurance and real estate and personal property taxes.

        Rent During Renewal Term.    For all but seven of the properties we lease from SNH, rent during each applicable renewal term is the same as the minimum rent and percentage rent payable during the initial term. For the remaining seven properties, rent during the second renewal term is based on the fair market rental value of such properties.

        Licenses.    Our leases require us to obtain, maintain and comply with all applicable permits and licenses necessary to operate the leased properties.

        Maintenance and Alterations.    We are required to operate continuously and maintain, at our expense, the leased properties in good order and repair, including structural and nonstructural components. We may request SNH to fund amounts needed for repairs and renovations in return for rent adjustments to provide SNH a return on its investment according to formulas. At the end of each lease term, we are required to surrender the leased properties in substantially the same condition as existed on the commencement date of the lease, subject to any permitted alterations and ordinary wear and tear.

        Assignment and Subletting.    SNH's consent is generally required for any direct or indirect assignment or sublease of any of the properties. Also, in the event of any assignment or subletting, we remain liable under the applicable lease.

        Indemnification and Insurance.    With limited exceptions, we are required to indemnify SNH from all liabilities which may arise from the ownership or operation of the leased properties. We generally are required to maintain commercially reasonable insurance, including captive self insurance, for:

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

Each lease requires that SNH be named as an additional insured under these insurance policies.

        Damage, Destruction, Condemnation and Environmental Matters.    If any of the leased properties is damaged by fire or other casualty or taken for a public use, we are generally obligated to rebuild it unless the community cannot be restored. If the property cannot be restored, SNH will generally receive all insurance or taking proceeds and we are liable to SNH for the amount of any deductible or deficiency between the replacement cost and the insurance proceeds, and our rent will be adjusted pro rata. We are also required to remove and dispose of any hazardous substance at the leased properties in compliance with all applicable environmental laws and regulations.

        Events of Default.    Events of default under each lease generally include the following:

  •
  our failure to pay rent or any money due under the lease when it is due, which failure continues for five business days;

  •
  our failure to maintain the insurance required under such lease;

  •
  any person or group acquiring ownership of 9.8% or more of our outstanding voting stock or any change in our control, the adoption of any shareholder proposal (other than a precatory proposal) or the election to our board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual;

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

        Remedies.    Upon the occurrence of any event of default, each lease provides that, among other things, SNH may, to the extent legally permitted:

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

We are obligated to reimburse SNH for all costs and expenses incurred in connection with any exercise of the foregoing remedies.

        Management.    We may not enter into any new management agreement affecting any leased property without the prior written consent of SNH.

        Lease Subordination.    Our leases may be subordinated to any mortgages on properties leased from SNH. As of December 31, 2009, SNH had mortgages on 56 of our communities to which our leases were subordinated. These 56 communities had 7,023 living units and 2009 revenues totaling $313.9 million. SNH's outstanding borrowing secured by mortgages on these 56 communities totaled $605.1 million as of December 31, 2009.

        Financing Limitations; Security.    Our leases subject to mortgage financings of SNH require SNH's consent before we incur debt secured by our investments in our tenant subsidiaries that lease or operate the properties subject to these leases. Further, our leases subject to mortgage financings prohibit our tenant subsidiaries from incurring liabilities, other than operating liabilities incurred in the ordinary course of business, secured by our accounts receivable or purchase money debt. We may pledge interests in our leases only if the pledge is approved by SNH. In addition, in connection with our leases subject to mortgage financings with SNH, certain of our subsidiaries pledged to the lenders under such mortgage financings certain tangible and intangible personal property, such as accounts receivable and contract rights, located at, or arising from the operations of, the properties subject to such leases to secure their obligations under such leases and certain of their obligations relating to such mortgage financings.

        Non-Economic Circumstances.    If we determine that continued operations of one or more properties is not economical, we may negotiate with SNH to close or sell that community, including SNH's ownership in the property. In the event of such a sale, SNH receives the net proceeds and our rent for the remaining properties in the affected lease is reduced according to formulas contained in the applicable lease.

        Our Relationship with SNH.    SNH is our largest landlord. We were a 100% owned subsidiary of SNH before December 31, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding shares to its shareholders. Both we and SNH receive management services from RMR. SNH owns 3,235,000, or 9.1%, of our outstanding common shares. For more information about our dealings with SNH, and about the risks which may arise as a result of these related person transactions, please see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE Amex (symbol: FVE). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE Amex:

	High	Low
2008
First Quarter	$8.40	$5.71
Second Quarter	6.98	4.71
Third Quarter	4.74	3.17
Fourth Quarter	4.05	0.73
2009
First Quarter	2.43	1.02
Second Quarter	2.80	1.02
Third Quarter	4.12	1.80
Fourth Quarter	4.06	2.95

        The closing price of our common shares on the NYSE Amex on February 18, 2010 was $3.00 per share.

        As of February 19, 2010, there were approximately 2,800 shareholders of record, and we estimate that as of such date there were in excess of 30,400 beneficial owners of our common shares.

        We have never paid or declared any cash dividends on our common shares. At present, we intend to retain our future earnings, if any, to fund the operations and growth of our business. Our future decisions concerning the payment of dividends on our common shares will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as our board of directors, in its discretion, may consider relevant., and the extent to which the payment of dividends may be limited by agreements we have entered.

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

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Operating data:
Total revenues	$1,192,563	$1,098,980	$967,264	$810,197	$722,342
Net income (loss) from continuing operations	39,257	615	26,012	(109,765)	(80,077)
Net loss from discontinued operations	(927)	(5,111)	(2,686)	(6,900)	(4,082)
Net income (loss)	38,330	(4,496)	23,326	(116,665)	(84,159)
Basic net income (loss) per share:
Income (loss) from continuing operations	1.17	0.02	0.82	(3.84)	(5.38)
Loss from discontinued operations	(0.03)	(0.16)	(0.08)	(0.24)	(0.27)
Net income (loss)	1.14	(0.14)	0.74	(4.08)	(5.65)
Diluted net income (loss) per share:
Income (loss) from continuing operations	1.07	0.02	0.75	(3.84)	(5.38)
Loss from discontinued operations	(0.02)	(0.16)	(0.07)	(0.24)	(0.27)
Net income (loss)	1.05	(0.14)	0.68	(4.08)	(5.65)
Balance sheet data (as of December 31):
Total assets	413,100	412,638	360,454	366,411	228,940
Total long term indebtedness	61,991	160,816	142,510	171,271	45,329
Other long term obligations	39,038	37,344	27,259	28,098	24,465
Total shareholders' equity	139,315	85,339	86,822	67,430	68,804

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INDUSTRY TRENDS

        The senior living industry generally is experiencing growth as a result of demographic factors. According to census data, the population in the United States over age 75 is growing much faster than the general population. A large number of independent and assisted living communities were built in the 1990s. This development activity caused an excess supply of new, high priced communities. Longer than projected fill up periods resulted in low occupancy, price discounting and financial distress for many independent and assisted living operators. Development activity was significantly reduced in the early part of the last decade. We believe that the nationwide supply and demand for these types of facilities is about balanced today. We believe that the aging of the United States population and the almost complete reliance of independent and assisted living services upon revenues from residents' private resources should mean that these types of facilities can be profitably operated.

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

        Beginning in 2007, problems in certain domestic credit markets presaged a global credit crisis that led to recession in the United States and abroad. The recession resulted in aggressive government spending in the United States, significant corporate layoffs, reduced availability of credit on reasonable terms in most markets, and lower real estate prices. This economic weakness has dampened demand for some types of senior living communities in certain markets and our occupancy rates have modestly declined. Also, we have experienced some pricing pressures from competition. At the same time, we believe our business to be inherently healthy and that the anticipated decline in senior housing construction soon may have an offsetting effect to any decline in demand.

        Rehabilitation hospitals provide intensive medical services, including physical therapy, occupational therapy and speech language services beyond the capability customarily available in SNFs. We believe that our experience in providing high quality rehabilitation services at our IRFs has assisted us to provide increasing amounts of rehabilitation services at our senior living communities.

        Institutional pharmacies provide large quantities of drugs at locations where patients with recurring pharmacy requirements are concentrated. The business rationale for an institutional pharmacy is to deliver drugs and pharmacy services more efficiently and at lower costs than from expensive retail locations which cater to short term requirements. The aging of the population and recent pharmacological innovations have created rapidly growing demand for pharmacy drugs and services. The Medicare Part D prescription drug benefit was implemented in 2006 pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, and by December 2008, approximately 90% of Medicare beneficiaries had enrolled in Medicare Part D, according to the U.S. Department of Health and Human Services. In 2008, (the most recent date for which information is publicly available) the government share of all prescription drug expenditures in the United States rose to approximately 37%, including approximately 22% from the Medicare program, 8% from Medicaid programs and 7% from other public sources. Because the MMA has increased Medicare expenditures for prescription drugs, we anticipate that the federal government and Congress will seek to implement various cost control measures and as a result, the profitability of providing pharmacy goods and services may be reduced.

        We earn our senior living revenue primarily by providing housing and services to our senior living residents. During 2009, approximately 31% of our senior living revenues came from the Medicare and Medicaid programs and approximately 69% of our senior living revenues came from residents' private resources. We bill all private pay residents in advance for the housing and services to be provided in the following month.

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

  •
  Rent expense—we lease 188 senior living communities (excluding two senior living communities classified as discontinued operations) and two rehabilitation hospitals from SNH and four senior living communities from HCPI.

  •
  Hospital expenses—includes wages and benefits for our hospital based staff and other operating expenses related to our hospital business.

  •
  Institutional pharmacy expenses—includes the cost of drugs dispensed to our patients as well as wages and benefits for our pharmacies' staff and other operating expenses related to our pharmacy business.

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

        Our reportable segments consist of our senior living community business and our rehabilitation hospital business. In the senior living community segment, we operate independent living or congregate care communities, assisted living communities and SNFs. Our rehabilitation hospital segment provides inpatient health rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 outpatient clinics. We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business but we report our institutional pharmacy revenues and expense as separate items within our corporate and other activities. All of our operations and assets are located in the United States, except with regard to our two captive insurance companies, which participate in our workers' compensation and liability insurance programs and are located in the Cayman Islands.

        We use segment operating profit as an important measure to evaluate our performance and for business decision making purposes. Segment operating profit excludes interest and other income, interest and other expense and certain corporate expenses.

Year ended December 31, 2009 versus year ended December 31, 2008

        The following tables present a summary of our operations for the years ended December 31, 2009 and 2008:

Senior living communities:

	For the years ended December 31,
(dollars in thousands, except average daily rate)	2009	2008	Change	% Change
Senior living revenue	$1,017,656	$930,173	$87,483	9.4%
Senior living wages and benefits	(521,732)	(463,420)	(58,312)	(12.6)%
Other senior living operating expenses	(248,294)	(233,969)	(14,325)	(6.1)%
Rent expense	(168,273)	(148,859)	(19,414)	(13.0)%
Depreciation and amortization expense	(12,298)	(10,150)	(2,148)	(21.2)%
Interest and other expense	(800)	(1,077)	277	25.7%
Interest, dividend and other income	312	1,330	(1,018)	(76.5)%
Gain on early extinguishment of debt	—	743	(743)	n/a

Senior living income from continuing operations	$66,571	$74,771	$(8,200)	(11.0)%

No. of communities (end of period)	217	206	11	5.3%
No. of living units (end of period)	22,905	21,953	952	4.3%
Occupancy %	86.2%	88.5%	n/a	(2.3)%
Average daily rate	$145.11	$141.87	$3.24	2.3%
Percent of senior living revenue from Medicare	14.3%	14.7%	n/a	(0.4)%
Percent of senior living revenue from Medicaid	16.4%	16.7%	n/a	(0.3)%
Percent of senior living revenue from private and other sources	69.3%	68.6%	n/a	0.7%

Comparable communities (senior living communities that we have operated continuously since January 1, 2008):

	For the years ended December 31,
(dollars in thousands, except average daily rates)	2009	2008	Change	% Change
Senior living revenue	$869,515	$855,196	$14,319	1.7%
Senior living wages and benefits	(449,095)	(427,732)	(21,363)	(5.0)%
Other senior living operating expenses	(214,961)	(216,276)	1,315	0.6%
No. of communities (end of period)	164	164	n/a	—
No. of living units (end of period)	18,345	18,345	n/a	—
Occupancy %	87.1%	88.9%	n/a	(1.8)%
Average daily rate	$147.75	$142.03	$5.72	4.0%
Percent of senior living revenue from Medicare	16.2%	15.8%	n/a	0.4%
Percent of senior living revenue from Medicaid	18.6%	17.9%	n/a	0.7%
Percent of senior living revenue from private and other sources	65.2%	66.3%	n/a	(1.1)%

Rehabilitation hospitals:

	For the years ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
Rehabilitation hospital revenues	$100,460	$98,428	$2,032	2.1%
Rehabilitation hospital expenses	(90,957)	(91,185)	228	0.3%
Rent expense	(10,596)	(10,748)	152	1.4%
Depreciation and amortization expense	(102)	(943)	841	89.2%
Impairment of long lived assets	—	(1,837)	1,837	100.0%

Rehabilitation hospital income (loss) from continuing operations	$(1,195)	$(6,285)	$5,090	81.0%

Corporate and Other:(1)

	For the years ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
Institutional pharmacy revenue	$74,447	$70,379	$4,068	5.8%
Institutional pharmacy expenses	(73,946)	(69,535)	(4,411)	(6.3)%
Depreciation and amortization expense	(3,979)	(3,599)	(380)	(10.6)%
General and administrative expense(2)	(52,590)	(47,829)	(4,761)	(10.0)%
Unrealized gain (loss) on investments in trading securities	3,495	(11,967)	15,462	129.2%
Unrealized (loss) gain on UBS put right related to auction rate securities	(2,759)	11,081	(13,840)	(124.9)%
Equity in losses of Affiliates Insurance Company	(134)	—	(134)	—
Gain on early extinguishment of debt	34,579	—	34,579	—
Gain on sale of available for sale securities	795	—	795	—
Impairment on investments in available for sale securities	(2,947)	(8,404)	5,457	64.9%
Impairment of goodwill	—	(5,930)	5,930	100.0%
Interest, dividend and other income	2,681	4,585	(1,904)	(41.5)%
Interest and other expense	(3,565)	(5,260)	1,695	32.2%
Provision for income taxes	(2,196)	(1,392)	(804)	(57.8)%

Corporate and Other (loss) from continuing operations	$(26,119)	$(67,871)	$41,752	61.5%

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

Consolidated:

	For the years ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
Summary of revenue:
Senior living revenue	$1,017,656	$930,173	$87,483	9.4%
Rehabilitation hospital revenue	100,460	98,428	2,032	2.1%
Corporate and Other	74,447	70,379	4,068	5.8%

Total revenue	$1,192,563	$1,098,980	$93,583	8.5%

Summary of income from continuing operations:
Senior living communities	$66,571	$74,771	$(8,200)	(11.0)%
Rehabilitation hospitals	(1,195)	(6,285)	5,090	81.0%
Corporate and Other	(26,119)	(67,871)	41,752	61.5%

Income from continuing operations	$39,257	$615	$38,642	6,283.3%

Year ended December 31, 2009 Compared to year ended December 31, 2008

Senior living communities:

        The 9.4% increase in senior living revenue for the year ended December 31, 2009 was due primarily to revenues from the 11 communities we began to operate during the fourth quarter of 2009 and the 42 communities we began to operate after January 1, 2008, plus increased per diem charges to residents, offset by a decrease in occupancy. The 1.7% increase in senior living revenue at the communities that we have operated continuously since January 1, 2008, or our comparable communities, was due primarily to increased per diem charges to residents, offset by a decrease in occupancy.

        Our 12.6% increase in senior living wages and benefits costs for the year ended December 31, 2009 was primarily due to wages and benefits from the communities we began to operate after January 1, 2008 and higher than historical workers compensation and health insurance costs at our comparable communities. The 6.1% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from expenses at the communities we began to operate after January 1, 2008 and increased therapy costs and charges from various service providers. The senior living wages and benefits costs at our comparable communities increased by 5.0% due primarily to moderate wage increases and higher than historical workers compensation and health insurance costs. Other senior living operating costs at our comparable communities decreased by 0.6% due primarily to decreases in food and other purchase service expenses, offset by higher therapy costs. The 13.0% rent expense increase was primarily due to the addition of 42 communities that we began to lease after January 1, 2008 and our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2008.

        The 21.2% increase in depreciation and amortization expense for the year ended December 31, 2009 was primarily attributable to higher depreciation costs associated with our acquisition of ten communities after January 1, 2008 and other capital expenditures (net of sales of capital improvements to SNH), including our purchase of furniture and fixtures for our owned communities.

        Interest and other expense decreased by 25.7%, for the year ended December 31, 2009 primarily due to our September 2008 prepayment of two United Sates Department of Housing, or HUD, insured mortgages secured by one of our communities.

        Our interest, dividend and other income decreased by 76.5%, for the year ended December 31, 2009, primarily as a result of recognizing an $840,000 gain during the first quarter of 2008 related to a 2003 sale of a property that was previously deferred and lower yields on our investments in 2009 than in 2008.

Rehabilitation hospitals:

        The 2.1% increase in rehabilitation hospital revenues for the year ended December 31, 2009 was primarily due to higher revenue from Medicare's low income reimbursement program, increased third party insurance provider rates and increased Medicare reimbursement from higher acuity patients, offset by a decrease in occupancy.

        The 0.3% decrease in rehabilitation hospital expenses for the year ended December 31, 2009 was primarily due to increases in labor and benefit expenses due to wage increases and increased insurance costs, offset by staffing reductions.

        The 1.4% decrease in rent expense for the year ended December 31, 2009 was due to rent reductions in connection with a lease realignment agreement, or the Lease Realignment Agreement, we entered into with SNH in August 2009, offset by our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH after January 1, 2008.

        The 89.2% decrease in depreciation and amortization expense for the year ended December 31, 2009 was primarily attributable to our write off of long lived assets in the fourth quarter of 2008, offset by depreciation associated with the purchase of computers and related software (net of sales of capital improvements to SNH).

Corporate and other:

        The 5.8% increase in institutional pharmacy revenues for the year ended December 31, 2009 was primarily due to adding new customers, partially offset by decreased revenues per prescription due to a higher percentage of sales of generic drugs.

        The 6.3% increase in institutional pharmacy expenses for the year ended December 31, 2009 was primarily due to increases in cost of sales, due to higher pharmacy sales and labor and benefit expenses associated with servicing additional customers.

        The 10.0% increase in general and administrative expenses for the year ended December 31, 2009 was primarily the result of increased regional support costs and expenses associated with the communities we began to operate after January 1, 2008. Our general and administrative expenses were 4.4% of total revenues for both years ended December 31, 2009 and 2008.

        The 10.6% increase in depreciation and amortization expense for the year ended December 31, 2009 was primarily attributable to our purchase of furniture and fixtures, computers and related software for our pharmacies and at our corporate and regional offices.

        Our interest, dividend and other income decreased by 41.5% for the year ended December 31, 2009 primarily as a result of lower yields realized on our investments.

        Our interest and other expense decreased by 32.2% primarily as a result of our purchase and retirement of $76.8 million of our outstanding Notes during the year ended December 31, 2009.

        During the year ended December 31, 2009, we recognized:

  •
  an unrealized gain of $3.5 million on investments in trading securities principally related to our holdings of ARS;

  •
  an unrealized loss of $2.8 million on the value of our UBS Put Right (defined below);

  •
  a gain of $795,000 on sale of available for sale securities held by our captive insurance companies; and

  •
  a loss due to an "other than temporary" impairment of $2.9 million on investments in securities held by our captive insurance companies.

        During the year ended December 31, 2008, we recognized an "other than temporary" impairment of $8.4 million on investments in securities held by our captive insurance companies.

        During the year ended December 31, 2009, we retired $76.8 million par value of our outstanding Notes that we had purchased for $39.9 million, plus accrued interest. As a result of these purchases we recorded a gain on extinguishment of debt of $34.6 million, net of related unamortized costs.

        For the year ended December 31, 2009, we recognized tax expense of $2.2 million, which includes tax expense of $1.6 million for state taxes on operating income and state tax expense of $500,000 attributable to the gain on extinguishment of debt, each payable without regard to our tax loss carry forwards. Tax expense also includes $118,000 related to a non-cash deferred liability arising from the amortization of goodwill for tax purposes but not for book purposes. As of December 31, 2009, our federal net operating loss carry forward was approximately $117.6 million which will begin to expire in 2023, if unused.

Discontinued operations:

        Loss from discontinued operations for the year ended December 31, 2009 decreased $4.2 million to $927,000, compared to a loss of $5.1 million for the year ended December 31, 2008. The losses in both years are primarily due to operating expenses we incurred as a result of our shutting down operations at two assisted living communities in each of 2009, 2007 and 2006 and two pharmacies in 2007. The loss for the year ended December 31, 2008 also includes a $300,000 impairment loss of goodwill at our pharmacy located in California and the write down of fixed assets of $1.8 million at one of our assisted living communities.

Key Statistical Data For the Year Ended December 31, 2008 and 2007:

        The following tables present a summary of our operations for the year ended December 31, 2008 and 2007:

Senior living communities:

	For the year ended December 31,
(dollars in thousands, except average daily rate)	2008	2007	Change	% Change
Senior living revenue	$930,173	$804,274	$125,899	15.7%
Senior living wages and benefits	(463,420)	(406,554)	(56,866)	(14.0)%
Other senior living operating expenses	(233,969)	(200,633)	(33,336)	(16.6)%
Rent expense	(148,859)	(118,804)	(30,055)	(25.3)%
Depreciation and amortization expense	(10,150)	(9,361)	(789)	(8.4)%
Interest and other expense	(1,077)	(1,454)	377	25.9%
Interest, dividend and other income	1,330	586	744	127.0%
Gain on early extinguishment of debt	743	4,491	(3,748)	(83.5)%

Senior living income from continuing operations	$74,771	$72,545	$2,226	3.1%

No. of communities (end of period)	206	159	47	29.6%
No. of living units (end of period)	21,953	17,778	4,175	23.5%
Occupancy %	88.5%	90.4%	n/a	(1.9)%
Average daily rate	$141.87	$136.15	$5.72	4.2%
Percent of senior living revenue from Medicare	14.7%	15.4%	n/a	(0.7)%
Percent of senior living revenue from Medicaid	16.7%	18.1%	n/a	(1.4)%
Percent of senior living revenue from private and other sources	68.6%	66.5%	n/a	2.1%

Comparable communities (senior living communities that we have operated continuously since January 1, 2007):

	For the year ended December 31,
(dollars in thousands, except average daily rates)	2008	2007	Change	% Change
Senior living revenue	$831,470	$803,220	$28,250	3.5%
Senior living wages and benefits	(416,766)	(406,163)	(10,603)	(2.6)%
Other senior living operating expenses	(211,176)	(200,462)	(10,714)	(5.3)%
No. of communities (end of period)	158	158	n/a	—
No. of living units (end of period)	17,722	17,722	n/a	—
Occupancy %	88.8%	90.5%	n/a	(1.7)%
Average daily rate	$143.09	$136.25	$6.84	5.0%
Percent of senior living revenue from Medicare	16.1%	15.4%	n/a	0.7%
Percent of senior living revenue from Medicaid	17.9%	18.1%	n/a	(0.2)%
Percent of senior living revenue from private and other sources	66.0%	66.5%	n/a	(0.5)%

Rehabilitation hospitals:

	For the year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
Rehabilitation hospital revenues	$98,428	$102,005	$(3,577)	(3.5)%
Rehabilitation hospital expenses	(91,185)	(92,449)	1,264	1.4%
Rent expense	(10,748)	(10,288)	(460)	(4.5)%
Depreciation and amortization expense	(943)	(1,085)	142	13.1%
Impairment on long lived assets	(1,837)	—	(1,837)	—

Rehabilitation hospital loss from continuing operations	$(6,285)	$(1,817)	$(4,468)	(245.9)%

Corporate and Other:(1)

	For the year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
Institutional pharmacy revenue	$70,379	$60,985	$9,394	15.4%
Institutional pharmacy expenses	(69,535)	(58,012)	(11,523)	(19.9)%
Depreciation and amortization expense	(3,599)	(3,124)	(475)	(15.2)%
General and administrative(2)	(47,829)	(43,373)	(4,456)	(10.3)%
Unrealized loss on investments in trading securities	(11,967)	—	(11,967)	—
Unrealized gain on UBS put right related to auction rate securities	11,081	—	11,081	—
Impairment on investments in available for sale securities	(8,404)	—	(8,404)	—
Impairment of goodwill	(5,930)	—	(5,930)	—
Interest, dividend and other income	4,585	5,566	(981)	(17.6)%
Interest and other expense	(5,260)	(5,348)	88	1.6%
Provision for income taxes	(1,392)	(1,410)	18	1.3%

Corporate and Other loss from continuing operations	$(67,871)	$(44,716)	$(23,155)	(51.8)%

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

Consolidated:

	For the year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
Summary of revenue:
Senior living revenue	$930,173	$804,274	$125,899	15.7%
Rehabilitation hospital revenue	98,428	102,005	(3,577)	(3.5)%
Corporate and Other	70,379	60,985	9,394	15.4%

Total revenue	$1,098,980	$967,264	$131,716	13.6%

Summary of income from continuing operations:
Senior living communities	$74,771	$72,545	$2,226	3.1%
Rehabilitation hospitals	(6,285)	(1,817)	(4,468)	(245.9)%
Corporate and Other	(67,871)	(44,716)	(23,155)	(51.8)%

Income from continuing operations	$615	$26,012	$(25,397)	(97.6)%

Year ended December 31, 2008, Compared to year ended December 31, 2007

Senior living communities:

        The 15.7% increase in senior living revenue for the year ended December 31, 2008 was due primarily to revenues from the 47 communities we began to operate in 2008 and increased per diem charges, partially offset by a decrease in occupancy. The 3.5% increase in senior living revenue at the communities that we have operated continuously since January 1, 2007, or our comparable communities, was due primarily to increased per diem charges to residents, partially offset by a decrease in occupancy.

        Our 14.0% increase in senior living wages and benefits costs for the year ended December 31, 2008 was primarily due to wages and benefits at the 47 communities we began to operate in 2008 and wage increases. The 16.6% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily results from the operating expenses at the 47 communities we began to operate in 2008 and increased charges from third parties. The senior living wages and benefits costs at our comparable communities increased by 2.6%, due primarily to increases in wages and benefits and utility expenses. Our operating expenses at our comparable communities increased by 5.3% due primarily to an increase in utility costs. The 25.3% rent expense increase was due to the 37 communities that we began to lease during 2008 and our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2007.

        The 8.4% increase in depreciation and amortization expense for the year ended December 31, 2008 was primarily attributable to our purchase of furniture and fixtures for our owned communities.

        Our interest and other expense decreased by 25.9%, for the year ended December 31, 2008, primarily due to our September 2008 prepayment of HUD insured mortgages secured by one of our senior living communities. We paid $2.4 million in principal and interest to retire these two mortgages. Because we had recorded these mortgages at a premium to their face value, we recognized a net gain of $743,000 in connection with this early extinguishment of debt.

        Our interest and other income increased by $744,000, or 127.0%, for the year ended December 31, 2008, primarily as a result of recognition of an $840,000 gain related to the 2003 sale of a property that was previously deferred until the buyer paid in full our note receivable related to the sale during the first quarter of 2008.

        During 2007, we prepaid seven HUD insured mortgages that were secured by six of our senior living communities. We recognized a net gain of $4.5 million in connection with this early extinguishment of debt.

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

        The 4.5% rent expense increase in the year ended December 31, 2008 was due to our payment of additional rent for hospital capital improvements purchased by SNH since January 1, 2007.

        The 13.1% decrease in depreciation and amortization expense for the year ended December 31, 2008 was primarily attributable to our write off of long lived assets in the fourth quarter of 2008, offset by depreciation associated with the purchase of furniture and fixtures and computers and related software for our rehabilitation hospitals.

        During our 2008 annual review of long lived and other intangible assets, we identified and recorded an impairment of long lived assets related to our two rehabilitation hospitals of $1.8 million.

Corporate and other:

        The 15.4% increase in institutional pharmacy revenues for the year ended December 31, 2008 was primarily the result of adding new customers from both our existing senior living and third party communities partially offset by the establishment of a contractual allowance reserve of $1.0 million. We recorded this allowance in order to fairly state the realizable value of our institutional pharmacy receivables which are primarily billed under Medicare Part D.

        The 19.9% increase in institutional pharmacy expenses for the year ended December 31, 2008 was primarily due to adding new customers.

        The 10.3% increase in general and administrative expenses for the year ended December 31, 2008 was primarily the result of the costs associated with the 47 communities we began to operate in 2008. Our general and administrative expenses were 4.4% and 4.5% of total revenues for the year ended December 31, 2008 and 2007, respectively.

        The 15.2% increase in depreciation and amortization expense for the year ended December 31, 2008 was primarily attributable to our purchase of furniture and fixtures and computers and related software for our institutional pharmacies and corporate and regional offices.

        Our interest, dividend and other income decreased by 17.6% for the year ended December 31, 2008, primarily as a result of lower cash available for investment and lower interest rates earned on our cash investments.

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

  •
  tax expense of $129,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes. Due to the impairment of certain of these related items of goodwill for book purposes, we recognized a portion of the deferred tax liability as a reduction in the income tax provision; and

  •
  partially offset by a tax benefit of $352,000 related to prior year refunds resulting from the application of tax credits that offset federal alternative minimum taxes.

Discontinued operations:

        Loss from discontinued operations for the year ended December 31, 2008 increased $2.4 million to $5.1 million, compared to a loss of $2.7 million for the year ended December 31, 2007. The losses in both years are primarily due to operating expenses we incurred as a result of our shutting down operations at two communities in each of 2007 and 2006 and two pharmacies in 2007. The loss for the year ended December 31, 2008 also includes a $300,000 impairment loss of goodwill at our pharmacy located in California and the write down of fixed assets of $1.8 million at one of our assisted living communities. Loss from discontinued operations for 2008 and 2007 was also restated in the current year to reflect the sale of two senior living communities during 2009.

LIQUIDITY AND CAPITAL RESOURCES

        For the year ended December 31, 2009, we generated $28.0 million of cash from continuing operations. At year end, we had unrestricted cash and cash equivalents of $11.3 million. We had no amounts outstanding on our $40.0 million revolving line of credit and $39.1 million outstanding under our line of credit with UBS. We believe that our operations will continue to provide us with adequate cash flow to run our businesses and invest in and maintain our properties. If, however, our occupancies continue to decline and we are unable to generate positive cash flow for some period of time, we intend to further reduce costs across the Company and to borrow additional funds from our outstanding lines of credit.

Auction Rate Securities

        At December 31, 2009, we had $66.0 million invested in student loan ARS with a par value of $74.4 million. We had intended to use the funds which we invested in ARS to invest in potential acquisitions. Accordingly, these funds are not needed to fund our current operations. Based upon our expected operating cash flows and other sources of cash, we do not expect the failure of auctions affecting our ARS holdings to have a material adverse impact upon our day to day operations or our ability to meet our liquidity needs.

        In November 2008, we entered into a settlement with UBS regarding our ARS. The settlement was made in connection with UBS's settlement with the SEC, the New York Attorney General and other state agencies related to UBS's sale and marketing of ARS. Under the terms of the settlement, we obtained a right, or the UBS Put Right, pursuant to which we may require UBS to repurchase our

ARS at 100% of par value (including accrued and unpaid interest, if any) at our option during the period beginning June 30, 2010 and ending July 2, 2012. In certain circumstances, UBS has the right to purchase these securities earlier at par. As part of the settlement terms, we released UBS from all claims arising from its marketing of the ARS to us. In connection with the settlement, UBS provided us with a non-recourse credit facility secured by our investments in these ARS of up to 60% of the market value of the ARS from time to time. In December 2009, UBS increased the principal amount available to us from 60% to up to 75% of the market value of the ARS. As of December 31, 2009, the estimated fair value of our investment in ARS was $66.0 million and we had borrowings of $39.1 million outstanding under the credit facility and approximately $10.3 million remained available to borrow. Our interest rate under the credit facility varies depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 125 basis points.

        In June 2009, we reclassified our investments in ARS, the UBS Put Right and our outstanding borrowings on our UBS credit facility from the long term to the current sections of our balance sheet because we expect to exercise the UBS Put Right on June 30, 2010. The value of the UBS Put Right is the difference between our estimated value of UBS's repurchase obligation and our estimate of the fair value of the ARS. Accordingly, the value of the UBS Put Right may increase or decrease as our estimate of the value of UBS's repurchase obligation and our estimate of the fair value of the ARS changes. We reassess the fair values of both our ARS and the UBS Put Right in each reporting period based on several factors including auction and investment redemption experience, changes in credit ratings of UBS and our ARS investments, market risks and other factors. During the year ended December 31, 2009 we had an unrealized gain of $3.5 million on our investments in ARS and we recognized a corresponding $2.8 million decrease in the fair value of the UBS Put Right. We categorized our UBS Put Right and our ARS to be level three within the fair value hierarchy. Level three inputs are defined as inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.

Assets and Liabilities

        Our total current assets at December 31, 2009 were $183.3 million, compared to $114.3 million at December 31, 2008. At December 31, 2009, we had cash and cash equivalents of $11.3 million compared to $16.1 million at December 31, 2008. Our current liabilities were $172.8 million at December 31, 2009 compared to $129.1 million at December 31, 2008. The increase in current assets was primarily the result of our reclassifying our investments in ARS and UBS Put Right from long term assets to current assets. The increase in current liabilities is primarily the result of reclassifying our UBS revolving credit facility from long term to a current liability.

        We had cash flows from continuing operations of $28.0 million for the year ended December 31, 2009 compared to $46.2 million for the year ended December 31, 2008. Acquisitions of property and equipment, including the acquisition of senior living communities, on a net basis after considering the proceeds from sales of fixed assets to SNH, were $27.4 million and $73.1 million for the years ended December 31, 2009 and 2008, respectively. In addition, in August 2009 we sold $8.5 million of equipment to SNH in accordance with the Lease Realignment Agreement. During 2009, we purchased and retired a total of $76.8 million par value of our Notes for $39.9 million plus accrued interest and issued 3.2 million shares of common stock to SNH for an allocated value of $9.0 million. During the year ended 2008, as a result of an early repayment of debt, we repaid long term debt of $2.7 million.

Acquisitions (including the initiation of long term leases) and Related Financings

        In April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5.0 million. We financed the acquisition by assuming a $4.5 million non-recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand. The interest rate on the assumed HUD insured mortgage is 7.65%. Residents pay substantially all of our charges at this community from their private resources.

        In 2008, we leased from SNH 37 senior living communities with a total of 3,273 living units. Twenty-seven of these communities are assisted living communities (one of which offers some skilled nursing services and one of which offers some independent living services), eight are independent living communities and two are continuing care retirement communities which offer independent living, assisted living and skilled nursing services. Our rent payable to SNH for these 37 communities is $38.2 million per year, plus future increases calculated as a percentage of the revenue increases for 30 of these communities after 2010.

        In connection with one of the leases we initiated in 2008, we also acquired from the prior owner of the communities its ownership interest in certain operating companies, working capital, certain long term liabilities, and operating practices and processes, especially in the memory care area. We accounted for this transaction as a business combination and, after allocating the purchase price to applicable assets and liabilities based on their fair value, we recorded as goodwill the $996,000 excess consideration over fair value of identifiable assets.

        Included in the 37 senior living communities described above are seven assisted living communities with 717 units located in Pennsylvania and New Jersey that were previously operated by NewSeasons Assisted Living Communities, Inc., or NewSeasons, under a lease from SNH. We leased these communities in July 2008 for annual rent of approximately $7.6 million per year. In consideration of our lease assumption, NewSeasons paid us $10.0 million and transferred title to certain personal property located at the communities. We recorded the NewSeasons consideration as a deferred credit on our balance sheet, which we are amortizing as a reduction of rent expense over the remaining lease term.

        Simultaneously with leasing these seven communities from SNH, we purchased three additional NewSeasons communities from SNH with 278 units located in Pennsylvania and New Jersey for $21.4 million. We allocated the purchase price of these communities to land, building and equipment. The purchase price of these properties equaled the seller's net book value and the fair market value of these properties based on appraisals by an independent appraiser. The ten NewSeasons communities complement our business strategy of focusing our operations in high quality senior living assets where residents pay for our services with private resources. The majority of the revenues from these communities come from residents' private resources.

        In December 2008, we acquired seven independent and assisted living communities, with a total of 628 living units, located in North Carolina and South Carolina for a purchase price of $44.0 million excluding closing costs. We financed the acquisition with cash on hand and drawings under our credit facility with UBS.

        In October 2009, we commenced leasing from SNH a senior living community with a total of 259 independent, assisted living and skilled nursing units which SNH purchased from an unrelated party. Our rent payable to SNH for this community is $1.8 million per year. Percentage rent, based on increases in gross revenues at this community, will commence in 2011. We added this community to Lease No. 4 with SNH, which has a current term expiring in 2017. In connection with this lease, we also acquired from the prior owner of the community its ownership interest in certain management agreements, trademarks and working capital for $750,000. We accounted for this transaction as a business combination and, after allocating the purchase price to applicable assets, liabilities, management agreements and trademarks based on their fair value, we recorded as goodwill the $15,000 excess consideration over the fair value of identifiable assets.

        In November 2009, we commenced leasing from SNH nine senior living communities with a total of 640 independent and assisted living units which SNH purchased from an unrelated party. Our rent payable to SNH for these communities is $8.1 million per year. Percentage rent, based on increases in gross revenues at these communities, will commence in 2011. We added these communities to Lease No. 1 with SNH, which has a current term expiring in 2024.

        In December 2009, we commenced leasing from SNH one senior living community with a total of 53 independent and assisted living units which SNH purchased from an unrelated party. Our rent payable to SNH for this community is $436,000 per year. Percentage rent, based on increases in gross revenues at this community, will commence in 2011. We added this community to Lease No. 1 with SNH, which has a current term expiring in 2024.

Our Leases with SNH

        As of December 31, 2009, we leased 188 senior living communities, two rehabilitation hospitals and two assisted living communities which have been classified as discontinued operations from SNH under four leases. Our total annual rent payable to SNH as of December 31, 2009 was $184.4 million, excluding percentage rent based on increases in gross revenues at certain properties. We paid approximately $3.4 million and $3.3 million in percentage rent to SNH for the years ended December 31, 2009 and 2008, respectively.

        Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas. During the year ended December 31, 2009, SNH reimbursed us $36.7 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent being increased by approximately $2.9 million.

        In August 2009, we entered into the Lease Realignment Agreement with SNH. The Lease Realignment Agreement was entered into to assist SNH in obtaining mortgage financing, or the Loan, from the Federal National Mortgage Association, or FNMA, which is secured by 28 properties owned by SNH and leased to us, or the Properties. The Properties consist of senior living communities with 5,618 living units located in 16 states. In connection with the Loan, we realigned our leases with SNH. Lease No. 1 expires in 2024 and now includes 89 properties (including 10 communities acquired by SNH and excluding one community sold by SNH in the fourth quarter of 2009 and including two communities that we report as discontinued operations), including independent living communities, assisted living communities and SNFs. Lease No. 2 expires in 2026 and now includes 49 properties (excluding one community sold by SNH in the fourth quarter of 2009), including independent living communities, assisted living communities, SNFs and two rehabilitation hospitals. Lease No. 3 expires in 2028 and now includes the 28 Properties, including independent living communities and assisted living communities. Lease No. 4 expires in 2017 and now includes 26 properties (including one community acquired by SNH in the fourth quarter of 2009), including independent living communities, assisted living communities and SNFs. In connection with the Lease Realignment Agreement and the Loan, we reached an accommodation with SNH whereby we sold certain of our personal property at the Properties to SNH, we encumbered certain of our assets (e.g., accounts receivable) arising from our operation of the Properties, we sold 3,200,000 of our common shares to SNH and we agreed to certain reporting and other operating obligations required by FNMA and we were compensated by SNH by receiving a $2.0 million annual rent reduction for the fixed term of Lease No. 2 and a cash payment of $18.6 million. In addition, SNH reimbursed us for out of pocket expenses incurred in connection with the negotiation and closing of the Loan. We also granted SNH certain registration rights with regard to our common shares sold to SNH in connection with the Loan.

        We allocated the cash payment from SNH pursuant to the Lease Realignment Agreement based on the fair value of assets conveyed or expenses reimbursed. We used our closing share price on the date of the Lease Realignment Agreement to value the 3,200,000 common shares we issued to SNH. We used our net book value, which approximates its fair value as of the date of sale, to value the personal property we sold to SNH. Accordingly, we allocated the $18.6 million in proceeds from SNH as follows: $9.0 million to issuance of common shares, $8.5 million to the sale of personal property and $100,000 as reimbursement of costs incurred. We recorded the remaining unallocated balance of $1.0 million as an inducement in connection with Lease No. 3 and will amortize this amount over the term of that lease as a reduction of rent expense.

Our Revenues

        Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.

        During the past two years, our occupancy has been negatively affected by weak economic conditions throughout the country. These conditions have impacted many companies both within and outside of our industry and there can be no certainty as to when current economic conditions, especially the housing market, may materially improve. Although many of the services we provide are needs driven, some of those needs may be deferred during recessionary periods; for example, relocating to a senior living community may be delayed when sales of houses are delayed.

        At some of our senior living communities and at our rehabilitation hospitals and clinics, operating revenues for skilled nursing and rehabilitation services are received from the Medicare and Medicaid programs. Medicare and Medicaid revenues were earned primarily at our SNFs and our two rehabilitation hospitals. We derived 34% and 35% of our revenues from these programs for the years ended December 31, 2009 and 2008, respectively.

        Our net Medicare revenues from services to senior living community residents totaled $144.4 million and $136.0 million for the years ended December 31, 2009 and 2008, respectively. Our net Medicaid revenues from services to senior living community residents totaled $165.4 million and $154.0 million for the years ended December 31, 2009 and 2008, respectively. Federal agencies and some members of Congress have proposed Medicare and Medicaid policy changes and freezes on rate increases or rate reductions to be phased in during the next several years. Congress is currently considering national healthcare reform legislation that would affect Medicare and Medicaid policies and reimbursement for SNFs and IRFs in federal fiscal year 2010 and future years. The CMS has recently adopted rules that it estimates will decrease aggregate Medicare payments to SNFs by approximately 1.1% and increase aggregate Medicare payments to IRFs by approximately 2.5% in federal fiscal year 2010. These rules took effect on October 1, 2009. These estimates of reductions or increases in aggregate Medicare payments to SNFs and IRFs for federal fiscal year 2010 may change due to actions of Congress or CMS. In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. The current economic conditions are causing budget shortfalls in many states, increasing the likelihood of Medicaid rate reductions, freezes on rate increases, or increases that are insufficient to offset increasing operating costs. The magnitude of the potential Medicare and Medicaid rate reductions or changes and the impact on us of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of the potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations.

        Approximately 64% and 63% of our revenues from our rehabilitation hospitals came from the Medicare and Medicaid programs for the years ended December 31, 2009 and 2008, respectively. In October 2007, the Medicare rates at our IRFs increased by approximately 3.2% over the prior period. However, this increase was later rescinded and, for payments on and after April 1, 2008, the Medicare rate increase was reset to zero percent for federal fiscal years 2008 and 2009. Also, on July 1, 2008, CMS issued a rule updating the Medicare IRF prospective rate formulas for the federal fiscal year 2009. The rule revises the weights assigned to patient case mix groups that are used to calculate rates under the IRF prospective payment system, and resets the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for the year. CMS has recently adopted an increase of approximately 2.5% to Medicare prospective payment rates at IRFs for the 2010 fiscal year effective October 1, 2009, to account for inflation and set the outlier limits at 3% of total estimated IRF payments. CMS has also adopted regulations clarifying the coverage criteria for Medicare payments in IRFs, to be effective January 1, 2010.

        In May 2004, CMS issued the "75% Rule" establishing revised Medicare criteria that rehabilitation hospitals are required to meet in order to participate as IRFs in the Medicare program. As recently amended, the rule requires that for cost reporting periods starting on and after July 1, 2006, 60% of a facility's inpatient population must require intensive rehabilitation services for one of the CMS's designated medical conditions. An IRF that fails to meet the requirements of this rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. As of December 31, 2009 and February 19, 2010, we believe our rehabilitation hospitals are operating in compliance with the CMS requirements to remain IRFs. However, the actual percentage of patients at our IRFs who meet these Medicare requirements may not be or remain as high as we believe or anticipate or may decline. Our failure to remain in compliance, or a CMS finding of noncompliance, if it occurs, will result in our receiving lower Medicare rates than we currently receive at our IRFs.

Insurance

        Increases over time in the costs of insurance, especially tort liability insurance, workers' compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase re-insurance for claims in excess of the self insurance amounts. These increased costs may continue in the future. For more information about our existing insurance see Item 1 "Business—Insurance" of this Annual Report on Form 10-K. To obtain control over our insurance costs, and as described herein, we and other companies to which RMR provides management services have formed an insurance company which we expect will begin to underwrite certain of our insurance requirements in the future.

Institutional Pharmacies

        Between 2003 and 2006, we acquired six institutional pharmacies and one mail order pharmacy located in Wisconsin, Nebraska, California, South Carolina and Virginia. Our total purchase price for these pharmacies was $15.8 million. Certain of our pharmacy businesses have been discontinued and either sold or closed, as described below.

Rehabilitation Hospitals

        We commenced operations at our two hospitals on October 1, 2006.

Discontinued Operations

        During 2007, we agreed with SNH that it should sell two assisted living communities in Pennsylvania, which we currently lease. We and SNH are in the process of selling these assisted living communities and, upon their sale, our annual rent payable to SNH will decrease by an amount equal to 9.0% of the net proceeds of the sale to SNH.

        In December 2007, we decided to sell our institutional pharmacy located in California and our mail order pharmacy located in Nebraska. The assets and liabilities related to these two institutional pharmacies are presented separately in the December 31, 2008 consolidated balance sheet. We sold the institutional pharmacy in two separate transactions in the year ended December 31, 2009, which resulted in a gain on sale of $1.2 million. We were unable to sell the mail order pharmacy on acceptable terms and we ceased its operations on March 31, 2009.

        During 2009, with our approval, SNH sold two SNFs which we lease from SNH. On October 1, 2009, SNH sold a SNF located in Iowa to an unaffiliated party for net proceeds of approximately $473,000 and our annual rent payable to SNH under Lease No. 1 decreased by approximately $47,300. On November 1, 2009, SNH sold a SNF located in Missouri to an unaffiliated party for net proceeds of approximately $1.2 million and our annual rent payable to SNH under Lease No. 2 decreased by approximately $124,700.

        As of December 31, 2009, we had disposed of substantially all of our assets and liabilities related to the assisted living communities which we expect to sell and the two SNFs which were sold during 2009. We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued. Below is a summary of the operating results of these discontinued operations included in the financial statements for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	For the years ended December 31,
	2009	2008	2007
Revenues	$7,882	$17,122	$18,569
Expenses	(10,035)	(22,233)	(21,255)
Gain on sale	1,226	—	—

Net loss	$(927)	$(5,111)	$(2,686)

Contractual Obligations Table

        As of December 31, 2009, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt Obligations(1)	$101,289	$39,298	$344	$379	$61,268
Operating Lease Obligations(2)	2,910,567	185,553	371,106	370,517	1,983,391
Accrued Self Insurance Obligations(3)	24,308	—	18,244	6,064	—

Total	$3,036,164	$224,851	$389,694	$376,960	$2,044,659

(1)
Debt Obligations consist of the amounts due under several HUD insured mortgages, our UBS credit facility as well as our outstanding Notes.

(2)
Operating Lease Obligations consist of the annual lease payments to SNH and HCPI through the lease terms ending between 2014 and 2028. These amounts do not include percentage rent that may become payable under these leases.

(3)
Accrued Self Insurance Obligations reflected on our balance sheet are insurance reserves related to workers compensation and professional liability insurance.

Debt Financings and Covenants

        In April 2007, we financed the acquisition of a 48 unit assisted living community located in Tennessee for $5.0 million by assuming a $4.5 million non-recourse, HUD insured mortgage and paying the balance of the purchase price with cash on hand. The coupon interest rate on the assumed HUD insured mortgage is 7.65% and its effective market rate is 5.75%.

        In October 2006, we issued $126.5 million principal amount of Notes. Our net proceeds from this issuance were approximately $122.6 million. These Notes are convertible into our common shares at any time. The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of Notes, which represents an initial conversion price of $13.00 per share. The Notes are guaranteed by certain of our wholly owned subsidiaries. These Notes mature on October 15, 2026. We may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021. We issued these Notes pursuant to an indenture which contains various customary covenants. As of December 31, 2009 and February 19, 2010, we believe we are in compliance with all applicable covenants of this indenture.

        During 2009, we retired $76.8 million par value of our outstanding Notes that we had purchased for $39.9 million plus accrued interest. We funded these purchases principally by borrowings under our UBS credit facility, with cash generated by our operations and with proceeds we received from SNH pursuant to the Lease Realignment Agreement. As a result of these purchases, we recorded a gain of $34.6 million net of related unamortized costs on early extinguishment of debt, and $49.7 million in principal amount of the Notes remain outstanding.

        We have a $40.0 million revolving secured credit facility with a financial institution available for general business purposes, including acquisitions and working capital, which is currently scheduled to expire in May 2010. The amount we are able to borrow at any time is subject to limitations based upon qualifying collateral. We are the borrower under this revolving credit facility and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries' accounts receivable, deposit accounts and related assets. The facility contains covenants requiring us to maintain collateral, minimum net worth and certain other financial ratios; and this facility also places limits on our ability to incur or assume debt or create liens with respect to certain of our assets and has other customary provisions. In certain circumstances and subject to available collateral and lender approvals, the maximum amounts which we may borrow under this credit facility may be increased to $80.0 million. As of December 31, 2009 and February 19, 2010, no amounts were outstanding with $40.0 million available under this credit facility. As of December 31, 2009 and February 19, 2010, we believe we are in compliance with all applicable covenants under this credit facility.

        We may borrow additional amounts under the facility before it expires in May 2010. If we have outstanding borrowings under the facility and are unable to extend it when it expires, we would need to explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt and engaging in sale leaseback transactions relating to some or all of our owned communities. While we believe we will be able to replace this facility before it expires, there can be no assurance that we will be able to do so or that our cost associated with any such transaction will be reasonable. Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in a material increase in the interest rate under this facility, or a replacement facility, when and if it is replaced.

        In November 2008, we entered into a non-recourse credit facility with UBS which is available for acquisitions, working capital and general business purposes and had a principal amount available to us of 60% of the fair value of the ARS which are collateral for the loan. In December 2009, UBS increased the principal amount available to us from 60% to up to 75% of the varying market value of the ARS. Our interest rate under the credit facility will also vary depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 125 basis points. As of December 31, 2009, the estimated fair value of our investment in ARS was $66.0 million. As of December 31, 2009 and February 19, 2010, we have $39.1 million and $44.7 million outstanding under this credit facility, respectively, and $10.3 million and approximately $4.2 million remained available for drawing as of December 31, 2009 and February 19, 2010, respectively. As of December 31, 2009 and February 19, 2010, we believe we are in compliance with all applicable covenants under this credit facility.

        At December 31, 2009, we have nine irrevocable standby letters of credit totaling $5.1 million. Two of the letters of credit, totaling $4.0 million, provide security for our self insured workers' compensation and professional liability programs and the remaining seven letters of credit totaling $1.1 million are security for our four properties leased from HCPI, two of our properties encumbered by HUD insured mortgages, an automobile leasing company and a utility company that provides services to one of our senior living communities. Eight of the letters of credit are renewed annually and one is renewed quarterly. Maturity dates for these letters of credit range from March 2010 to September 2010.

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

        At December 31, 2009, three of our communities remained encumbered by HUD insured mortgages totaling $12.4 million. The weighted average interest rate on these mortgages is 6.23%. Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043. These mortgages contain standard HUD mortgage covenants. As of December 31, 2009 and February 19, 2010, we believe we are in compliance with all covenants of these mortgages.

Off Balance Sheet Arrangements

        As of December 31, 2009, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, material joint ventures or partnerships, except for the pledge of certain of our assets to secure SNH's borrowings from FNMA pursuant to the Lease Realignment Agreement.

Related Person Transactions

        We were a 100% owned subsidiary of SNH before December 31, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding shares to its shareholders. At the time of our spin off, all of the persons serving as our directors were trustees of SNH. In order to effect this spin off and to govern relations after the spin off, we entered into agreements with SNH and others. Since then we have entered into various leases and other agreements which confirm and modify these undertakings. Among other matters, these agreements provide that:

  •
  so long as SNH remains a real estate investment trust, or a REIT, we may not waive the share ownership restrictions in our charter on the ability of any person or group to acquire more than 9.8% of any class of our equity shares without the consent of SNH;

  •
  so long as we are a tenant of SNH, we will not permit nor take any action that, in the reasonable judgment of SNH, might jeopardize the tax status of SNH as a REIT;

  •
  SNH has the option to cancel all of our rights under the leases we have with SNH upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events affecting us, as defined in those documents including, in certain of the SNH leases, the adoption of any shareholder proposal (other than a precatory proposal) or the election to our board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual;

  •
  the resolution of certain disputes, claims and controversies arising from our leases with SNH may be referred to binding arbitration proceedings; and

  •
  so long as we have a business management agreement with RMR we will not acquire or finance any real estate without first giving SNH or any other publicly owned REIT or other entity managed by RMR, the opportunity to acquire or finance real estate investments of the type in which SNH or any other publicly owned REIT or other entity managed by RMR, respectively, invests.

        SNH is our largest landlord and beneficially owns more than 9% of our common shares. RMR provides management services to us and SNH. One of our Managing Directors, Barry Portnoy, is currently a managing trustee of SNH. Because of these and other relationships, we and SNH may be considered related persons. As of December 31 2009, we leased 190 of our 219 senior living communities, including two that we report as discontinued operations, and two rehabilitation hospitals from SNH. Under our leases with SNH, we pay SNH rent based on minimum annual rent plus percentage rent based on increases in gross revenues at certain properties. During 2009, our rent expense under our leases with SNH was $178.0 million, net of $0.9 million amortization of a lease inducement from SNH. Our total minimum annual rent payable to SNH under our leases with SNH as of December 31, 2009 was $184.4 million, excluding percentage rent based on increases in gross revenues at certain properties. Additional information regarding our leases with SNH appears in Item 1 "Our SNH Leases" of this Annual Report.

        Since January 1, 2009, we have had several transactions with SNH, including:

  •
  In August 2009, we entered into the Lease Realignment Agreement with SNH. The Lease Realignment Agreement was entered into to assist SNH in obtaining the Loan from FNMA which is secured by the Properties. The Properties consist of senior living communities with 5,618 living units located in 16 states. In connection with the Loan, we realigned our leases with SNH. Lease No. 1 expires in 2024 and now includes 89 properties (including ten communities acquired by SNH and excluding one community sold by SNH in the fourth quarter of 2009 and including two communities that we report as discontinued operations), including independent living communities, assisted living communities and SNFs. Lease No. 2 expires in 2026 and now includes 49 properties (excluding one community sold by SNH in the fourth quarter of 2009), including independent living communities, assisted living communities, SNFs and two rehabilitation hospitals. Lease No. 3 expires in 2028 and now includes the 28 Properties, including independent living communities and assisted living communities. Lease No. 4 expires in 2017 and now includes 26 properties (including one community acquired by SNH in the fourth quarter of 2009), including independent living communities, assisted living communities and SNFs. In connection with the Lease Realignment Agreement and the Loan, we reached an accommodation with SNH whereby we sold certain of our personal property at the Properties to SNH, we encumbered certain of our assets (e.g., accounts receivable) arising from our operation of the Properties for the benefit of FNMA, we sold 3,200,000 of our common shares to SNH, we agreed to certain reporting and other operating obligations required by FNMA and we were compensated by SNH by receiving a $2.0 million annual rent reduction for the fixed term of Lease No. 2 and a cash payment of $18.6 million. In addition, SNH reimbursed us for out of pocket expenses incurred in connection with the negotiation and closing of the Loan. We also granted SNH certain registration rights with regard to our common shares sold to SNH in connection with the Loan.

  •
  In October 2009, we commenced leasing from SNH a senior living community with a total of 259 independent, assisted living and skilled nursing units which SNH purchased from an unrelated party, and we paid $750,000 for certain of the non-real estate assets. Our rent payable to SNH for this community is $1.8 million per year. Percentage rent, based on increases in gross revenues at this community, will commence in 2011. We added this community to Lease No. 4 with SNH, which has a current term expiring in 2017.

  •
  At our request, also in October 2009, SNH sold one SNF with a total of 62 beds, which we leased, to an unaffiliated party, for net proceeds of approximately $473,000 and our annual rent payable to SNH under Lease No. 1 decreased by approximately $47,300.

  •
  At our request, in November 2009, SNH sold one SNF with a total of 74 beds, which we leased, to an unaffiliated party, for net proceeds of approximately $1.2 million and our annual rent payable to SNH under Lease No. 2 decreased by approximately $124,700.

  •
  Also in November 2009, we commenced leasing from SNH nine senior living communities with a total of 640 independent and assisted living units which SNH purchased from an unrelated party. Our rent payable to SNH for these communities is $8.1 million per year. Percentage rent, based on increases in gross revenues at these communities, will commence in 2011. We added these communities to Lease No. 1 with SNH, which has a current term expiring in 2024.

  •
  In December 2009, we commenced leasing from SNH one senior living community with a total of 53 independent and assisted living units which SNH purchased from an unrelated party. Our rent payable to SNH for this community is $436,000 per year. Percentage rent, based on increases in gross revenues at this community, will commence in 2011. We added this community to Lease No. 1 with SNH, which has a current term expiring in 2024.

  •
  During 2009, pursuant to the terms of our leases with SNH, SNH purchased approximately $36.7 million of improvements made to our communities leased from SNH, and, as a result, the annual rent payable to SNH by us increased by approximately $2.9 million.

        RMR provides certain management, administrative and information system services to us under the business management agreement. The business management agreement provides for compensation to RMR at an annual rate equal to 0.6% of our total revenues from all sources reportable under generally accepted accounting principles in the United States. Also, RMR is compensated at a rate equal to 80% of the employment expenses of RMR's employees, other than its chief information officer, actively engaged in servicing management information systems. The business management agreement is effective until December 31, 2010, and will be automatically renewed for successive one year terms thereafter unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate the business management agreement upon 60 days prior written notice. RMR may also terminate the business management agreement upon five business days notice if we undergo a change of control, as defined in the business management agreement. Our Board has given our compensation committee, which is comprised exclusively of our Independent Directors, sole authority to act on our behalf with respect to this agreement. The charter of our compensation committee requires the committee to review, evaluate and approve the business management agreement and evaluate RMR's performance under this agreement annually. Under the committee's charter, the committee must also annually evaluate and approve the compensation paid to RMR under the agreement. The aggregate fees paid by us to RMR for management, administrative and information system services for 2009 were $10.5 million. We are generally responsible for all of our expenses and certain expenses incurred by RMR on our behalf.

        In addition, RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit and our compensation committee approves his salary. Our compensation committee also approves the allocated costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was approximately $220,000 for 2009. The business management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. A termination of our business management agreement is an event of default under our revolving credit facility, if not approved by a majority of our lenders.

        The fact that RMR has responsibilities to other entities, including our largest landlord, SNH, could create conflicts; and in the event of such conflicts between SNH and us, our business management agreement with RMR allows RMR to act on behalf of SNH rather than on our behalf. The business management agreement includes restrictions on our ability to invest in or finance any real estate property of a type then owned or financed by a publicly owned entity managed by RMR. Under the business management agreement, RMR has agreed not to provide business management services to any other business or enterprise, other than SNH, that is directly competitive with our business.

        RMR is beneficially owned by Barry Portnoy, one of our Managing Directors, and Adam Portnoy, his son, who is President and Chief Executive Officer and a director of RMR and a managing trustee of SNH. Barry Portnoy and Gerard Martin, our Managing Directors, are directors of RMR.

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

        An affiliated entity of RMR is the owner of the buildings in which our corporate headquarters and administrative offices are located. We lease those buildings under leases that expire in 2011. We incurred rent, which includes our proportional share of utilities and real estate taxes, under these leases during 2009 of $1.1 million. These leases have been amended at various times to take into account our needs for increasing space.

        One of our hospitals' outpatient clinics leases space from HRPT Properties Trust, or HRP, a REIT managed by RMR. We incurred rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2009 of $20,000.

        In December 2006, we began leasing space for a regional office in Atlanta, Georgia from HRP. Our lease for this space expires in 2011. We incurred rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2009 of $66,000.

        We understand that the other companies to which RMR provides management services also have certain other relationships with each other, such as lease arrangements for properties. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC. In addition, our Independent Directors also serve as directors or trustees of certain of those other companies, and directors and trustees of certain of those other companies serve as directors or trustees of the other companies. Mr. Barry Portnoy serves as a managing director or trustee of each of those other companies, including SNH.

        We, RMR and other companies to which RMR provides management services formed AIC, which is an insurance company, in the State of Indiana in November 2008. AIC received its certificate of authority to transact insurance business in the State of Indiana from the Indiana Department of Insurance in May 2009. All of our Directors currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, entered a management agreement with AIC pursuant to which RMR provides AIC certain management and administrative services. In addition, AIC entered an investment advisory agreement with RMR Advisors, Inc., or RMR Advisors, pursuant to which RMR Advisors acts as AIC's investment advisor. The same persons who own and control RMR, including Barry Portnoy, one of our Managing Directors, and Adam Portnoy, his son, own and control RMR Advisors. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board and the affirmative vote of a majority of our Independent Directors. As of February 19, 2010, we have invested $5.2 million in AIC. On December 16, 2009, Government Properties Income Trust, or GOV, another REIT management by RMR, purchased 20,000 shares of AIC from AIC, which represented a 14.29% interest in AIC. In connection with that purchase by GOV, we, the other previous shareholders of AIC, AIC and GOV entered an amended and restated shareholders agreement. The amended and restated shareholders agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. We and the other shareholders of AIC each currently own approximately 14.29% of AIC. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to obtain some or all of our insurance coverage from AIC. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses and/or by realizing our pro-rata share of any profits of this insurance business. All transactions between us and AIC have been approved pursuant to our Governance Guidelines.

        The foregoing descriptions of our agreements with SNH, HRP, AIC and RMR are summaries and are qualified in their entirety by the terms of the agreements. A further description of the terms of those agreements is included in our annual report to shareholders and this Annual Report on Form 10-K, in each case for the year ended December 31, 2009. In addition, copies of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with SNH, HRP, AIC and RMR are on reasonable commercial terms. We also believe that our relationships with SNH, HRP, AIC and RMR benefit us and, in fact, provide us competitive advantages in operating and growing our businesses. Nonetheless, because of our various relationships with SNH, AIC and RMR it is possible that some investors may assert otherwise. See Item IA "Risk Factors—We are subject to possible conflicts of interest; we have engaged in, and expect to continue to engage in, transactions with parties who may be considered related parties."

Policies and Procedures Concerning Conflicts of Interest and Related Person Transactions

        Our Code of Conduct and our Governance Guidelines address the review and approval of activities, interests or relationships that interfere with, or appear to interfere with, our interests, including related person transactions. Persons subject to our Code of Conduct and Governance Guidelines are under a continuing obligation to disclose any such conflicts of interest and may pursue a transaction or relationship which involves such conflicts of interest only if the transaction or relationship has been approved as follows:

  •
  In the case of an executive officer or director, such person must seek approval from our disinterested directors for investments, related person transactions (involving a direct or indirect material interest) and other transactions or relationships which such person would like to pursue and which may otherwise constitute a conflict of interest or other action falling outside the scope of permissible activities under our Code of Conduct or Governance Guidelines. If there are no disinterested directors, the transaction shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Directors and the affirmative vote of a majority of our Independent Directors. In determining whether to approve or ratify a transaction, our Board of Directors, disinterested directors or Independent Directors, as the case may be, shall act in accordance with any applicable provisions of our charter, shall consider all of the relevant facts and circumstances, and shall approve only those transactions that are fair and reasonable to us.

  •
  In the case of other employees subject to our Code of Conduct, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

  •
  Together with RMR and various affiliates of RMR, in 2009 we formed and licensed AIC, in which we own equity, and for which all of our directors serve as directors. Any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Directors and the affirmative vote of a majority of our Independent Directors.

Critical Accounting Policies

        Our critical accounting policies concern revenue recognition, our assessments of the net realizable value of our accounts receivable, reserves related to our self insurance programs, income tax valuation allowances and our valuations of our goodwill, other intangibles and long lived assets.

        Our revenue recognition policies involve judgments about Medicare and Medicaid rate calculations. These judgments are based principally upon our experience with these programs and our knowledge of current rules and regulations applicable to these programs. We recognize revenues when services are provided and these amounts are reported at their estimated net realizable amounts. Some Medicare and Medicaid revenues are subject to audit and retroactive adjustment and sometimes retroactive legislative changes.

        Our policies for valuing accounts receivable based upon our experience, involve significant judgments based upon our experience, including consideration of the age of the receivables, the terms of the agreements with our residents, their third party payors or other obligors, the residents or payors stated intent to pay, the residents or payors financial capacity and other factors which may include litigation or rate and payment appeal proceedings.

        Determining reserves for the self insurance portions of our insurance programs involves significant judgments based upon our experience, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, claims experience, estimated litigation costs and other factors. We also periodically receive and rely upon recommendations from professional consultants in establishing these reserves. Despite these efforts, these reserves have sometimes proved to be materially inaccurate.

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

        We review goodwill annually during our fourth quarter, or more frequently, if events or changes in circumstances exist, for impairment. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount to fair value. We evaluate goodwill for impairment at the reporting unit level, which we determined to be the segments we operate, by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches, such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow analysis include future revenue growth, gross margins and our weighted average cost of capital. We select a growth rate based on our view of the growth prospect of each of our segments. If the carrying value of the reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. During our 2009 annual goodwill impairment review, we determined no impairments should be recorded.

        During the fourth quarter of 2008 our market capitalization declined and was significantly below the then current book value. As a result, we determined an interim impairment test was necessary and performed the interim test on all of our reporting units as of December 31, 2008. In our evaluation we weighed all known quantitative and qualitative factors in determining if an impairment occurred. As a result, we determined to reduce the value of goodwill reported on our balance sheet related to our pharmacies as of December 31, 2008 by $5.9 million.

        We review the carrying value of intangibles and long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected undiscounted cash flows that our asset or asset groups are expected to generate. This process requires that estimates be made and errors in our judgments or estimates could have a material effect on our financial statements. As a result of this test we determined to reduce the value of our long lived assets reported on our balance sheet related to our rehabilitation hospital reporting unit as of December 31, 2008 by $1.8 million. During our 2009 we determined that no impairment charges were required.

        Some of our judgments and estimates are based upon published industry statistics and in some cases third party professionals. Any errors in our estimates or judgments affecting our critical accounting policy could have a material effect on our financial statements.

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

Recently Announced Accounting Pronouncements

        In June 2009, the FASB issued the Codification that is the single source of authoritative nongovernmental U.S. generally accepted accounting principles and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not cause any material change to our current accounting practices.

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

        Effective June 30, 2009, we adopted the Interim Disclosures about Fair Value of Financial Instruments subtopic of the Financial Instruments Topic of the Codification. Please see our Notes to Consolidated Financial Statements No. 8, "Fair Value of Assets and Liabilities" for relevant disclosures.

        In April 2009, the FASB issued the following topics: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; Recognition and Presentation of Other-Than-Temporary Impairments; and, Interim Disclosures about Fair Value of Financial Instruments. The first topic provides additional guidance for estimating fair value when the volume and level of activity for the assets or liabilities have significantly decreased. This topic also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Other-Than-Temporary Impairments Topic amends existing other than temporary impairment guidance relating to debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments of debt and equity securities. The Interim Disclosures about Fair Value of Financial Instruments Topic requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Each of these topics is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these topics did not cause any material changes to our disclosures in our consolidated financial statements.

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

        Deflation would likely have a negative impact upon us. A large component of our expenses consists of our fixed minimum rental obligations to SNH and HCPI. Accordingly we believe that a general decline in price levels which could cause our charges to residents to decline would likely not be fully offset by a decline in our expenses.

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

Impact of Climate Change

        The current political debates about world climate changes has resulted in various existing and proposed treaties, laws and regulations which are intended to limit carbon emissions. We believe treaties, laws and regulations which may limit carbon emissions may cause energy costs at our communities to increase. In the longer term, we believe any such increased costs will be passed through and paid by our patients, residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

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

        Changes in market interest rates also affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. For example: based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10%, the market value of our $12.3 million fixed rate mortgage debt and $49.7 million Notes outstanding on December 31, 2009 would decline by about $3.0 million; and, similarly, if prevailing interest rates were to decline by 10% and other credit market considerations remained unchanged, the market value of our $12.3 million fixed rate mortgage debt and $49.7 million Notes outstanding on December 31, 2009, would increase by about $3.2 million.

        Our revolving line of credit bears interest at floating rates and matures in May 2010. As of December 31, 2009 and February 19, 2010, no amounts were outstanding under this credit facility. We borrow in U.S. dollars and borrowings under our revolving credit facility require annual interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar based short term, interest rates, specifically LIBOR. A change in interest rates would not affect the value of any outstanding floating rate debt but would affect our operating results. For example, if the maximum amount of $40.0 million were drawn under our credit facility and interest rates increased or decreased by 1% per annum, our interest expense would increase or decrease by $400,000 per year, or $0.01 per share, based on our currently outstanding common shares. If interest rates were to change gradually over time, the impact would occur over time.

        In November 2008, we entered into a non-recourse credit facility with UBS secured by our ARS. As of December 31, 2009 and February 19, 2010, $39.1 million and $44.7 million was outstanding under this credit facility. We borrow in U.S. dollars and interest payments under this non-recourse credit facility will vary depending on the interest payable on the ARS, but will not exceed LIBOR plus 125 basis points. Because the interest we pay on this UBS facility depends, in part, on the interest we earn on our ARS and our spread is capped, we do not believe changes in interest rates are likely to have a material impact upon our net cost of borrowings under this UBS facility or upon our results of operations.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2009 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        We have a Code of Conduct that applies to all our representatives, including our officers, directors and employees and employees of RMR. Our Code of Conduct is posted on our website, www.fivestarseniorliving.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, MA 02458. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        We may grant options and common shares to our officers, directors, employees and other individuals who render services to us, under our 2001 Stock Option and Stock Incentive Plan, as amended, or the 2001 Plan. In addition, each of our directors receives 7,500 shares per year under the 2001 Plan as part of his or her annual compensation for serving as a director. The terms of grants made under the 2001 Plan are determined by our board of directors, or a committee thereof, at the time of the grant. The following table is as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2001 Plan	None	None	1,858,820(1)
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	1,858,820

(1)
Pursuant to the terms of the 2001 Plan, in no event shall the number of shares issued under the 2001 Plan exceed 3,000,000. Since the 2001 Plan was established, 1,141,180 share awards have been granted.

        The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.

Item 14.    Principal Accountant Fees and Schedules

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

Item 15.    Exhibits and Financial Statement Schedules

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

Exhibits

Exhibit No.	Description
3.1	Composite Copy of Articles of Amendment and Restatement of the Company, dated as of December 5, 2001, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 2006.)
3.2
Articles Supplementary, as corrected by Certificate of Correction, dated as of March 19, 2004. (Incorporated by reference to the Company's Form 8-A dated March 19, 2004 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively.)
3.3	Amended and Restated Bylaws of the Company as of February 8, 2010. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 8, 2010.)
4.1	Form of common share certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
4.2	Rights Agreement, dated as of March 10, 2004, between the Company and Equiserve Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004.)
4.3
Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association, a national banking association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004.)

Exhibit No.	Description
4.4	Indenture related to 3.75% Convertible Senior Notes due 2026, dated as of October 18, 2006, among the Company, each of the guarantors named therein and U.S. Bank National Association, as Trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 24, 2006.)
10.1	2001 Stock Option and Stock Incentive Plan of the Company, as amended.+ (Incorporated by reference to the Company's Current Report on Form 8-K dated May 25, 2006.)
10.2	Form of Restricted Share Agreement.+ (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.3	Representative Indemnification Agreement.+ (Filed herewith.)
10.4	Summary of Director Compensation.+ (Incorporated by reference to the Company's Current Report on Form 8-K dated May 15, 2009.)
10.5
Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein (with respect to 16 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
10.6
Credit and Security Agreement, dated as of May 9, 2005, among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2005.)
10.7
First Amendment to Credit and Security Agreement, dated as of July 22, 2005, among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 2005.)
10.8
Second Amendment to Credit and Security Agreement, dated as of August 15, 2005, among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 2005.)
10.9
Third Amendment to Credit and Security Agreement, dated as of July 11, 2006, among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 17, 2006.)
10.10
Fourth Amendment to Credit and Security Agreement, dated as of October 11, 2006, among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 11, 2006.)
10.11
Fifth Amendment to Credit and Security Agreement, dated as of June 18, 2007, among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 20, 2007.)
10.12	Sixth Amendment to Credit and Security Agreement, dated as of December 5, 2008, among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Filed herewith.)

Exhibit No.	Description
10.13	Seventh Amendment to Credit and Security Agreement, dated as of August 4, 2009, among the Company, each of the Guarantors party thereto and Wachovia Bank, National Association. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.14	Consulting Agreement, dated as of May 1, 2008, between the Company and Evrett W. Benton.+ (Incorporated by reference to the Company's Current Report on Form 8-K dated May 7, 2008.)
10.15
Transaction Agreement, dated as of December 7, 2001, among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust party thereto, the Company, certain subsidiaries of the Company party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC. (Incorporated by reference to Senior Housing Properties Trust's Current Report on Form 8-K dated December 13, 2001.)
10.16
Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.17
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.18
Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)
10.19
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)
10.20
Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.21
Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.22
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, jointly and severally, as Tenant. (Filed herewith.)

Exhibit No.	Description
10.23	Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.24
Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, jointly and severally, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.25
First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, jointly and severally, as Tenant. (Filed herewith.)
10.26
Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, jointly and severally, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.27
Purchase and Sale Agreement, dated as of October 10, 2008, among the Company, Anderson Senior Living Property, LLC, Mt. Pleasant Oakdale I Property, LLC, Mt. Pleasant Oakdale II Property, LLC, Charlotte Oakdale Property, LLC, Greensboro Oakdale Property, LLC, Pinehurst Oakdale Property, LLC, and Winston-Salem Oakdale Property, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
10.28
Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.29
Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.30
Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.31	Representative form of Subordination, Assignment and Security Agreement. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit No.	Description
10.32	Lease Realignment Agreement, dated as of August 4, 2009, among Senior Housing Properties Trust and certain of its affiliates and the Company and certain of its affiliates. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.33
Registration Rights Agreement, dated as of August 4, 2009, between the Company, and Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.34
Amended and Restated Shareholders Agreement, dated as of December 16, 2009, among Affiliates Insurance Company, the Company, Government Properties Income Trust, Hospitality Properties Trust, HRPT Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC and Reit Management & Research LLC. (Filed herewith.)
10.35
Amended and Restated Business Management and Shared Services Agreement, dated as of January 4, 2010, between the Company and Reit Management & Research LLC.+ (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 2010.)
10.36	Separation Agreement, dated as of December 31, 2009, between the Company and Francis R. Murphy III.+ (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 2010.)
10.37	Credit Line Agreement, dated as of December 22, 2009, between the Company and UBS Bank USA. (Filed herewith.)
10.38	Addendum to Credit Line Account Application and Agreement, dated as of January 6, 2010, among the Company, UBS Bank USA and UBS Financial Services Inc. (Filed herewith.)
10.39	Addendum to Credit Line Account Application and Agreement, dated as of January 5, 2010, between the Company and UBS Bank USA. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
99.1
Reimbursement Agreement, dated as of October 17, 2008, among the Company, Reit Management & Research LLC and TravelCenters of America LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
99.2
Lease Agreement, dated as of November 19, 2004, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant (with respect to 4 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)

Exhibit No.	Description
99.3	Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein (with respect to 4 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
99.4
Lease Agreement, dated as of November 19, 2004, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company as Tenant (with respect to 16 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
99.5
Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein (with respect to 16 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
99.6
Amended and Restated Security Agreement (Lease No. 1), dated as of August 4, 2009, among Five Star Quality Care Trust, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.7
Amended and Restated Subtenant Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by certain affiliates of the Company, each a Subtenant Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.8
Amended and Restated Subtenant Security Agreement (Lease No. 1), dated as of August 4, 2009, made by certain affiliates of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.9
Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of October 1, 2009, among the Company, certain affiliates of the Company, and certain affiliates of Senior Housing Properties Trust. (Filed herewith.)
99.10
Confirmation of and Joinder to Guarantees and Confirmation of and Joinder and Amendment to Security Agreements, dated as of November 17, 2009, among the Company, certain affiliates of the Company, and certain affiliates of Senior Housing Properties Trust. (Filed herewith.)
99.11
Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of December 10, 2009, among the Company, certain affiliates of the Company, and certain affiliates of Senior Housing Properties Trust. (Filed herewith.)

Exhibit No.	Description
99.12	Amended and Restated Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain affiliates of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.13
Amended and Restated Subtenant Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by certain affiliates of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.14
Amended and Restated Subtenant Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain affiliates of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.15
Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of November 1, 2009, among the Company, certain affiliates of the Company, and certain affiliates of Senior Housing Properties Trust. (Filed herewith.)
99.16
Amended and Restated Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain affiliates of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.17
Amended and Restated Subtenant Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by certain affiliates of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.18
Amended and Restated Subtenant Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain affiliates of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.19
Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of October 1, 2009, among the Company, certain affiliates of the Company, and certain affiliates of Senior Housing Properties Trust. (Filed herewith.)

Exhibit No.	Description
99.20	Termination of Pledge Agreements, dated as of August 4, 2009, made by certain affiliates of Senior Housing Properties Trust, as Secured Parties, and certain Affiliates of the Company, as Pledgors. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.21
Master Lease Agreement, dated as of September 1, 2008, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care-RMI, LLC, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.22
Guaranty Agreement, dated as of September 1, 2008, made by the Company for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited the accompanying consolidated balance sheet of Five Star Quality Care, Inc., as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 19, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Five Star Quality Care, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Five Star Quality Care Inc.'s Annual Report on Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Five Star Quality Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of Five Star Quality Care, Inc. and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 19, 2010

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$11,299	$16,138
Accounts receivable, net of allowance of $5,986 and $6,292 at December 31, 2009 and 2008, respectively	61,418	66,023
Prepaid expenses	10,727	8,058
Investment securities:
Investments in trading securities	65,961	—
Investments in available for sale securities	9,084	7,232
Restricted cash	4,876	4,943
Restricted investments	2,207	2,575
UBS put right related to auction rate securities	8,322	—
Other current assets	9,435	7,907
Assets of discontinued operations	—	1,385

Total current assets	183,329	114,261
Property and equipment, net	192,742	190,627
Investments in trading securities	—	62,866
Equity investment in Affiliates Insurance Company	5,000	—
UBS put right related to auction rate securities	—	11,081
Restricted cash	5,822	6,279
Restricted investments	5,889	7,089
Goodwill and other intangible assets	16,182	15,752
Other long term assets	4,136	4,683

	$413,100	$412,638

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,727	$28,443
Accrued expenses	20,330	17,950
Accrued compensation and benefits	36,769	36,560
Due to affiliates	17,611	15,418
UBS secured revolving credit facility related to auction rate securities	39,141	—
Mortgage notes payable	157	149
Accrued real estate taxes	9,263	9,304
Security deposit liability	11,215	12,521
Other current liabilities	9,543	8,531
Liabilities of discontinued operations	—	263

Total current liabilities	172,756	129,139

Long term liabilities:
UBS secured revolving credit facility related to auction rate securities	—	21,875
Mortgage notes payable	12,284	12,441
Convertible senior notes	49,707	126,500
Continuing care contracts	2,438	3,183
Accrued self insurance obligations	24,308	22,410
Other long term liabilities	12,292	11,751

Total long term liabilities	101,029	198,160

Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock: none issued	—	—
Common stock, par value $0.01: 35,668,814 and 32,205,604 shares issued and outstanding at December 31, 2009 and 2008, respectively	356	322
Additional paid in capital	296,654	287,204
Accumulated deficit	(162,275)	(200,605)
Unrealized gain (loss) on investments in available for sale securities	4,580	(1,582)

Total shareholders' equity	139,315	85,339

	$413,100	$412,638

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2009	2008	2007
Revenues:
Senior living revenue	$1,017,656	$930,173	$804,274
Rehabilitation hospital revenue	100,460	98,428	102,005
Institutional pharmacy revenue	74,447	70,379	60,985

Total revenues	1,192,563	1,098,980	967,264

Operating expenses:
Senior living wages and benefits	521,732	463,420	406,554
Other senior living operating expenses	248,294	233,969	200,633
Rehabilitation hospital expenses	90,957	91,185	92,449
Institutional pharmacy expenses	73,946	69,535	58,012
Rent expense	178,869	159,607	129,092
General and administrative	52,590	47,829	43,373
Depreciation and amortization	16,379	14,692	13,570

Total operating expenses	1,182,767	1,080,237	943,683

Operating income	9,796	18,743	23,581
Interest, dividend and other income	2,993	5,915	6,152
Interest and other expense	(4,365)	(6,337)	(6,802)
Unrealized gain (loss) on investments in trading securities	3,495	(11,967)	—
Unrealized (loss) gain on UBS put right related to auction rate securities	(2,759)	11,081	—
Equity in losses of Affiliates Insurance Company	(134)	—	—
Gain on early extinguishment of debt	34,579	743	4,491
Gain on sale of available for sale securities	795	—	—
Impairment of investments in available for sale securities	(2,947)	(8,404)	—
Impairment of long lived assets	—	(1,837)	—
Impairment of goodwill	—	(5,930)	—

Income from continuing operations before income taxes	41,453	2,007	27,422
Provision for income taxes	(2,196)	(1,392)	(1,410)

Income from continuing operations	39,257	615	26,012
Loss from discontinued operations	(927)	(5,111)	(2,686)

Net income (loss)	$38,330	$(4,496)	$23,326

Weighted average shares outstanding—basic	33,558	31,872	31,710

Weighted average shares outstanding—diluted	38,775	31,872	41,441

Basic income (loss) per share from:
Continuing operations	$1.17	$0.02	$0.82
Discontinued operations	(0.03)	(0.16)	(0.08)

Net income (loss) per share—basic	$1.14	$(0.14)	$0.74

Diluted income (loss) per share from:
Continuing operations	$1.07	$0.02	$0.75
Discontinued operations	(0.02)	(0.16)	(0.07)

Net income (loss) per share—diluted	$1.05	$(0.14)	$0.68

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain (Loss) on Investments	Total
Balance at December 31, 2006	31,682,134	$316	$286,344	$(219,435)	$205	$67,430
Comprehensive income:
Net income	—	—	—	23,326	—	23,326
Unrealized loss on investments in available for sale securities	—	—	—	—	(4,326)	(4,326)

Total comprehensive income	—	—	—	23,326	(4,326)	19,000
Stock grants to employees and other	136,010	2	390	—	—	392

Balance at December 31, 2007	31,818,144	$318	$286,734	$(196,109)	$(4,121)	$86,822

Comprehensive income:
Net loss	—	—	—	(4,496)	—	(4,496)
Unrealized loss on investments in available for sale securities	—	—	—	—	(5,865)	(5,865)
Other than temporary impairment on investments	—	—	—	—	8,404	8,404

Total comprehensive income	—	—	—	(4,496)	2,539	(1,957)
Stock grants to employees	387,460	4	470	—	—	474

Balance at December 31, 2008	32,205,604	$322	$287,204	$(200,605)	$(1,582)	$85,339

Comprehensive income:
Net income	—	—	—	38,330	—	38,330
Unrealized gain on investments in available for sale securities	—	—	—	—	4,010	4,010
Realized gain on sale of available for sale securities	—	—	—	—	(795)	(795)
Other than temporary impairment on investments	—	—	—	—	2,947	2,947

Total comprehensive income	—	—	—	38,330	6,162	44,492
Stock grants to employees	263,210	2	522	—	—	524
Issuance of common shares to SNH	3,200,000	32	8,928	—	—	8,960

Balance at December 31, 2009	35,668,814	$356	$296,654	$(162,275)	$4,580	$139,315

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$38,330	$(4,496)	$23,326
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	16,379	14,719	13,595
Gain on early extinguishment of debt	(34,579)	(743)	(4,491)
Loss from discontinued operations	927	5,111	2,686
Unrealized (gain) loss on investments in trading securities	(3,495)	11,967	—
Unrealized loss (gain) on UBS put right related to auction rate securities	2,759	(11,081)	—
Gain on sale of available for sale securities	(795)	—	—
Impairment of investments in available for sale securities	2,947	8,404	—
Impairment of goodwill	—	5,930
Impairment of long lived assets	—	1,837
Equity in losses of Affiliates Insurance Company	134	—	—
Provision for losses on receivables, net	(306)	1,456	(169)
Changes in assets and liabilities:
Accounts receivable	5,037	(8,385)	9,157
Prepaid expenses and other assets	(5,503)	4,293	15,751
Investment securities	—	(12,810)	(18,821)
Accounts payable and accrued expenses	2,512	8,739	(1,988)
Accrued compensation and benefits	209	5,964	5,600
Due to affiliates	2,193	4,176	1,254
Other current and long term liabilities	1,300	11,172	(1,673)

Cash provided by operating activities	28,049	46,253	44,227

Net cash provided by (used in) discontinued operations	195	(1,462)	(5,645)

Cash flows from investing activities:
Deposits into (payments from) restricted cash and investment accounts, net	1,056	(5,733)	760
Acquisition of property and equipment	(63,311)	(80,822)	(73,423)
Acquisition of senior living communities, net of working capital assumed	(750)	(61,715)	—
Investment in Affiliates Insurance Company	(5,134)	—	—
Proceeds from disposition of property and equipment held for sale to SNH	36,701	69,420	47,668
Proceeds from sale of equipment to SNH	8,491	—	—
Proceeds from sale of available for sale securities	3,719	—	—

Cash used in investing activities	(19,228)	(78,850)	(24,995)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	59,055	38,875	—
Repayments of borrowings on credit facilities	(41,789)	(17,000)	—
Purchase and retirement of convertible senior notes	(39,932)	—	—
Repayments of mortgage notes payable	(149)	(2,677)	(28,829)
Proceeds from issuance of common shares to SNH	8,960	—	—

Cash (used in) provided by financing activities	(13,855)	19,198	(28,829)

Change in cash and cash equivalents	(4,839)	(14,861)	(15,242)
Cash and cash equivalents at beginning of period	16,138	30,999	46,241

Cash and cash equivalents at end of period	$11,299	$16,138	$30,999

Supplemental cash flow information:
Cash paid for interest	$3,746	$3,323	$5,852
Cash paid for income taxes	$2,622	$2,337	$1,039
Non-cash investing and financing activities:
Issuance of common stock	$524	$474	$392
Real estate acquisition	$—	$—	$5,025
Assumption of mortgage note payable	$—	$—	$4,559

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1. Organization and Business

        We were organized in 2000 as a wholly owned subsidiary of Senior Housing Properties Trust, or SNH. On December 31, 2001, SNH distributed substantially all of our common shares to its shareholders. Concurrent with our spin-off, we entered into agreements with SNH and others to establish our initial capitalization and other matters.

        We operate senior living communities, including independent living or congregate care communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2009, we leased or owned and operated 217 senior living communities containing 22,905 living units, including 170 primarily independent and assisted living communities with 18,627 living units and 47 SNFs with 4,278 living units.

        Of our 170 primarily independent and assisted living communities, we:

  •
  leased 143 communities containing 16,451 living units from SNH, our former parent;

  •
  leased four communities with 200 living units from Health Care Property Investors, or HCPI; and

  •
  owned 23 communities with 1,976 living units.

        Of our 47 SNFs, we:

  •
  leased 45 facilities from SNH with 4,007 living units; and

  •
  owned two facilities with 271 living units.

        In aggregate, our 217 senior living communities included 6,315 independent living apartments, 10,352 assisted living suites and 6,238 skilled nursing units. Excluded from the preceding data are two assisted living communities containing 173 living units leased from SNH that have been classified as discontinued operations.

        We also operate two rehabilitation hospitals with 321 beds that we lease from SNH. Our two rehabilitation hospitals provide inpatient services at the two hospitals and three satellite locations. In addition, we operate 13 outpatient clinics affiliated with these rehabilitation hospitals. We also own and operate five institutional pharmacies.

2. Summary of Significant Accounting Policies

        Basis of Presentation.    The accompanying consolidated financial statements include our accounts and those of all of our subsidiaries. All intercompany transactions have been eliminated.

        Subsequent Events Evaluation.    In preparing these condensed consolidated financial statements, we evaluated events that occurred through February 19, 2010, the date of issuance of these condensed consolidated financial statements for potential recognition or disclosure.

        Use of Estimates.    Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Some significant estimates include the fair value of our investments in securities that are not actively traded on a major

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

exchange, the value of our put right, our self insurance reserves, the allowance for doubtful accounts and contractual allowances.

        We are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized.

        Our actual results could differ from our estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the consolidated financial statements in the period that they are determined.

        Cash and Cash Equivalents.    Cash and cash equivalents, consisting of money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

        Investment Securities and Restricted Investments.    Investments securities that are held principally for resale in the near term are classified as "trading" and are carried at fair value with changes in fair value recorded in earnings. Trading investments at December 31, 2009 and 2008 consisted entirely of auction rate securities, or ARS. In 2009 and 2008, our investments in these trading securities generated interest income of $1,142 and $2,693, respectively, and is included in interest, dividend and other income.

        Securities not classified as "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity and "other than temporary" losses recorded in our consolidated statement of operations. Realized gains and losses on all available for sale securities are recognized based on specific identification. Available for sale investments at December 31, 2009 and 2008 consisted primarily of preferred securities. At December 31, 2009, these investments had a fair value of $9,084 and we had recorded an unrealized holding gain of $2,078. At December 31, 2008, these investments had a fair value of $7,232 and an unrealized holding loss of $492.

        Our restricted investments consist of preferred securities and are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The unrealized loss on investments shown on the consolidated balance sheet represents the difference between the market value of these investments calculated by using quoted market prices on the date they were acquired and on December 31, 2009. At December 31, 2009, these investments had a fair value of $8,096 and an unrealized gain of $2,502. At December 31, 2008, these investments had a fair value of $9,664, and an unrealized loss of $1,090.

        In 2009 and 2008, our available for sale securities generated interest and dividend income of $1,347 and $1,714, respectively, and is included in interest, dividend and other income.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the fair value and gross unrealized losses related to our "available for sale" securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ending:

	December 31, 2009
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$—	$—	$1,146	$39	$1,146	$39

	December 31, 2008
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$1,593	$207	$6,749	$1,375	$8,342	$1,582

        We routinely evaluate our available for sale investments to determine if they have been impaired. If the book or carrying value of an investment is less than its estimated fair value and that situation is expected to continue for a more than a temporary period, we will remove the unrealized holding loss from equity and record an "other than temporary" loss in our consolidated statement of operations. We determine the estimated fair value of our available for sale investments by reviewing the current market price; the ratings of the security; the financial condition of the issuer or obligor; and our intent and ability to retain the investment for a sufficient period to allow for recovery in the market value of the investment. In evaluating the factors described above for available for sale investments, we presume a decline in value to be "other than temporary" if the quoted market price of the security is below the investment's cost basis for an extended period. However, the presumption may be overcome if there is persuasive evidence indicating the decline is temporary in nature, such as if the issuer's/obligor's operating performance is strong; if dividends are being paid; or the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such if there is a plan to sell the security in the near term and the fair value is below our cost basis. We recorded charges of $2,947 and $8,404 for an "other than temporary" impairment in the value of our securities held by our captive insurance company for the years ended December 31, 2009 and 2008, respectively.

        Restricted Cash.    Restricted cash as of December 31, 2009 and 2008 includes cash that we deposited as security for obligations arising from our self insurance programs and other amounts for which we are required to establish escrows, including: Florida regulatory requirements; real estate taxes

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

and capital expenditures as required by our mortgages; certain resident security deposits; and other regulatory requirements.

	2009		2008
	Current	Long term	Current	Long term
Insurance reserves	$1,988	$5,304	$2,093	$5,761
Florida regulatory requirements	—	518	—	518
Real estate taxes and capital expenditures as required by our mortgages	1,540	—	1,251	—
Resident security deposits	1,348	—	1,599	—

Total	$4,876	$5,822	$4,943	$6,279

        Accounts Receivable and Allowance for Doubtful Accounts.    We record accounts receivable at their estimated net realizable value. We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to: the age of the receivable and the terms of the agreements; the residents', patients' or third party payors' stated intent to pay; the payor's financial capacity to pay; and other factors which may include likelihood and cost of litigation. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material.

        During 2009, 2008 and 2007, we increased our allowance of, and charged to expense, doubtful accounts of $7,054, $6,737 and $4,865, respectively, and wrote off accounts receivable of $7,360, $5,342 and $4,994, respectively.

        Included in accounts receivable as of December 31, 2009 and 2008 are amounts due from the Medicare program of $20,954 and $25,433, respectively, and amounts due from various state Medicaid programs of $17,886 and $15,323, respectively.

        Deferred Finance Costs.    We capitalize issuance costs related to borrowings and amortize the deferred costs over the terms of the respective loans. Our unamortized balance of deferred finance costs was $2,121 and $4,404 at December 31, 2009 and 2008, respectively. Accumulated amortization related to deferred finance costs was $806 and $634 at December 31, 2009 and 2008, respectively. At December 31, 2009, the weighted average amortization period remaining is approximately 20 years. The amortization expenses to be incurred during the next five years as of December 31, 2009 are $160 in 2010 and $109 in each of 2011, 2012, 2013 and 2014.

        Property and Equipment.    Property and equipment is stated at cost. We record depreciation on property and equipment on a straight line basis over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements and up to seven years for personal property. We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected cash flows of properties using standard industry valuation techniques. As a result of this

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

test we reduced the value of property and equipment by $1,837 reported on our balance sheet related to our rehabilitation hospitals as of December 31, 2008.

        Goodwill and Other Intangible Assets.    Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We review goodwill annually during our fourth quarter, or more frequently, if events or changes in circumstances exist, for impairment. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount of goodwill to fair value. We evaluate goodwill for impairment at the reporting unit level, which we determined to be the segments we operate, by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches, such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow analysis include future revenue growth, gross margins and our weighted average cost of capital. We select a growth rate based on our view of the growth prospect of each of our segments. If the carrying value of the reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of the potential impairment loss.

        At acquisition, we estimate and record the fair value of purchased intangible assets primarily using discounted cash flow analysis of anticipated cash flows reflecting incremental revenues and/or cost savings resulting from the acquired intangible asset, reflecting market participant assumptions. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

        Long lived assets and other intangible assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the carrying value of the asset held for use exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is generally written down to fair value.

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

        Continuing Care Contracts.    Residents at one of our communities may enter into continuing care contracts. We offer two forms of continuing care contracts to new residents at this community. One form of contract provides that 10% of the resident admission fee becomes non-refundable upon occupancy, and the remaining 90% becomes non-refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months. The second form of contract provides that 30% of the resident admission fee is non-refundable upon occupancy and 70% is refundable. Three other forms of continuing care contracts are in effect for existing residents but are not offered to new residents. One historical form of contract provides that the resident admission fee is 10% non-refundable upon

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

occupancy and 90% refundable. A second historical form of contract provides that the resident admission fee is 100% refundable. A third historical form of contract provides that the resident admission fee is 1% refundable and 99% non-refundable upon admission. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay refunds of our admission fees when residents relocate from our communities. We report the refundable amount of these admission fees as current liabilities and the non-refundable amount as deferred revenue, a portion of which is classified as a current liability. The balance of refundable admission fees as of December 31, 2009 and 2008 were $6,372 and $7,525, respectively.

        Leases.    On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a capital lease or an operating lease. None of our leases have met any of the criteria to be classified as a capital lease under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or the Codification, Leases Topic, and, therefore, we have accounted for all of our leases as operating leases.

        Taxes.    The Income Taxes topic of the Codification prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. We can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. As required, we adopted this provision effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of this provision. At December 31, 2009, our tax returns filed for the 2003 through 2009 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

        We pay franchise taxes in certain states in which we have operations. We have included franchise taxes in general and administrative and other operating expenses in our consolidated statement of operations.

        Fair Value of Financial Instruments.    Our financial instruments are limited to cash and cash equivalents, accounts receivable, trading and available for sale securities, accounts payable, mortgage notes payable, our put right (See Note 8) and our Convertible Senior Notes due 2026, or the Notes. Except for the Notes, as of December 31, 2009, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2009 and 2008. As of December 31, 2009 and 2008, our carrying value of the Notes was $49,707 and $126,500, respectively, and the fair value was $37,777 and $42,884, respectively. We estimate the fair values using market quotes when available, discounted cash flow analysis and current prevailing interest rates.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Revenue Recognition.    We derive our revenues primarily from services to residents and patients at our senior living communities and hospitals and we record revenues when services are provided. We expect payment from governments or other third party payors for some of our services. We derived approximately 31%, 31% and 34% of our senior living revenues in 2009, 2008 and 2007, respectively, from payments under Medicare and Medicaid programs. For the year ended December 31, 2009, 2008 and 2007, we received approximately 64%, 63% and 69%, respectively, of our hospital revenues from these programs. Revenues under some of these programs are subject to audit and retroactive adjustment.

        Medicare revenues from senior living operations totaled $144,390, $135,988 and $123,175 during 2009, 2008 and 2007, respectively. Medicaid revenues from senior living operations totaled $165,385, $153,980 and $144,258 during 2009, 2008 and 2007, respectively. Medicare revenues from our hospitals were $64,506, $62,118 and $70,235 for the year ended December 31, 2009, 2008 and 2007, respectively.

        Per Common Share Amounts.    We computed income (loss) per share, or EPS, for the years ended December 31, 2009, 2008 and 2007, using the weighted average number of shares outstanding during each year. Diluted EPS reflects the potential dilution that could occur if our Notes were converted into our common shares and is separately reported where such conversion would result in a lower EPS amount.

        Recently Issued Accounting Pronouncements.    In June 2009, the FASB issued the Codification that is the single source of authoritative nongovernmental U.S. generally accepted accounting principles and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not cause any material change to our current accounting practices.

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

        Effective June 30, 2009, we adopted the Interim Disclosures about Fair Value of Financial Instruments subtopic of the Financial Instruments Topic of the Codification. Please see Note 8, "Fair Value of Assets and Liabilities" for relevant disclosures.

        In April 2009, the FASB issued the following topics: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; Recognition and Presentation of Other-Than-Temporary

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

Impairments; and Interim Disclosures about Fair Value of Financial Instruments. The first topic provides additional guidance for estimating fair value when the volume and level of activity for the assets or liabilities have significantly decreased. This topic also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Other-Than-Temporary Impairments Topic amends existing other than temporary impairment guidance relating to debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments of debt and equity securities. The Interim Disclosures about Fair Value of Financial Instruments Topic requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Each of these topics is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these topics did not cause any material changes to our disclosures in our consolidated financial statements.

3. Property and Equipment

        Property and equipment, at cost, consists of the following:

	December 31, 2009	December 31, 2008
Land	$14,774	$16,976
Buildings and improvements	151,392	147,205
Furniture, fixtures and equipment	62,678	63,770

	228,844	227,951
Accumulated depreciation	(36,102)	(37,324)

	$192,742	$190,627

        As of December 31, 2009 and December 31, 2008, we had assets classified as "held for sale" of $6,944 and $11,272, respectively, included in our buildings and improvements and furniture, fixtures and equipment that we intend to sell to SNH as permitted by our leases.

4. Financial Data by Segment

        Our reportable segments consist of our senior living community business and our rehabilitation hospital business. In the senior living community segment, we operate independent living or congregate care communities, assisted living communities and SNFs, which all operate under a similar regulatory environment, are subject to centralized oversight functions and service a similar resident and customer base. Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics. We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business but we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities. All of our operations and assets are located in the United States, except for our two captive insurance companies, which participate in our workers' compensation and liability insurance programs and are located in the Cayman Islands.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Financial Data by Segment (Continued)

        We use segment operating profit as a means to evaluate our performance and for our business decision making purposes. Segment operating profit excludes interest and other income, interest, dividend and other expense, and certain corporate expenses.

        Our revenues by segments and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations for the year ended December 31, 2009, 2008 and 2007 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Year ended December 31, 2009
Revenues	$1,017,656	$100,460	$74,447	$1,192,563
Segment expenses:
Operating expenses	770,026	90,957	73,946	934,929
Rent expense	168,273	10,596	—	178,869
Depreciation and amortization	12,298	102	3,979	16,379

Total segment expenses	950,597	101,655	77,925	1,130,177

Segment operating profit (loss)	67,059	(1,195)	(3,478)	62,386
General and administrative expenses(2)	—	—	(52,590)	(52,590)

Operating income (loss)	67,059	(1,195)	(56,068)	9,796
Interest, dividend and other income	312	—	2,681	2,993
Interest and other expense	(800)	—	(3,565)	(4,365)
Unrealized gain on investments in trading securities	—	—	3,495	3,495
Unrealized loss on UBS put right related to auction rate securities	—	—	(2,759)	(2,759)
Equity in losses of Affiliates Insurance Company	—	—	(134)	(134)
Gain on early extinguishment of debt	—	—	34,579	34,579
Gain on sale of available for sale securities	—	—	795	795
Impairment on investments in available for sale securities	—	—	(2,947)	(2,947)
Provision for income taxes	—	—	(2,196)	(2,196)

Income (loss) from continuing operations	$66,571	$(1,195)	$(26,119)	$39,257

Total Assets as of December 31, 2009	$250,982	$17,779	$144,339	$413,100

Long lived assets as of December 31, 2009	$195,173	$3,428	$31,170	$229,771

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Financial Data by Segment (Continued)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Year ended December 31, 2008
Revenues	$930,173	$98,428	$70,379	$1,098,980
Segment expenses:
Operating expenses	697,389	91,185	69,535	858,109
Rent expense	148,859	10,748	—	159,607
Depreciation and amortization	10,150	943	3,599	14,692

Total segment expenses	856,398	102,876	73,134	1,032,408

Segment operating profit (loss)	73,775	(4,448)	(2,755)	66,572
General and administrative expenses(2)	—	—	(47,829)	(47,829)

Operating income (loss)	73,775	(4,448)	(50,584)	18,743
Interest, dividend and other income	1,330	—	4,585	5,915
Interest and other expense	(1,077)	—	(5,260)	(6,337)
Unrealized loss on investments in trading securities	—	—	(11,967)	(11,967)
Unrealized gain on UBS put right related to auction rate securities	—	—	11,081	11,081
Gain on early extinguishment of debt	743	—	—	743
Impairment of investments in available for sale securities	—	—	(8,404)	(8,404)
Impairment on long lived assets	—	(1,837)	—	(1,837)
Impairment on goodwill	—	—	(5,930)	(5,930)
Provision for income taxes	—	—	(1,392)	(1,392)

Income (loss) from continuing operations	$74,771	$(6,285)	$(67,871)	$615

Total Assets as of December 31, 2008	$261,922	$17,622	$133,094	$412,638

Long lived assets as of December 31, 2008	$194,660	$1,339	$102,378	$298,377

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Financial Data by Segment (Continued)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Year ended December 31, 2007
Revenues	$804,274	$102,005	$60,985	$967,264
Segment expenses:
Operating expenses	607,187	92,449	58,012	757,648
Rent expense	118,804	10,288	—	129,092
Depreciation and amortization	9,361	1,085	3,124	13,570

Total segment expenses	735,352	103,822	61,136	900,310

Segment operating profit (loss)	68,922	(1,817)	(151)	66,954
General and administrative expenses(2)	—	—	(43,373)	(43,373)

Operating income (loss)	68,922	(1,817)	(43,524)	23,581
Interest, dividend and other income	586	—	5,566	6,152
Interest and other expense	(1,454)	—	(5,348)	(6,802)
Gain on early extinguishment of debt	4,491	—	—	4,491
Provision for income taxes	—	—	(1,410)	(1,410)

Income (loss) from continuing operations	$72,545	$(1,817)	$(44,716)	$26,012

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

5. Goodwill, Other Intangible and Long Lived Assets

        The changes in the carrying amount of goodwill and other intangible assets for the year ended December 31, 2009 and 2008 are as follows:

	Senior Living Communities(1)	Corporate and Other(2)	Total
Balance as of January 1, 2008	$10,762	$11,455	$22,217
Goodwill acquired during year (Note 12)	996	43	1,039
Goodwill impairment losses	(785)	(5,930)	(6,715)
Intangible assets disposed during year, net	—	(340)	(340)
Intangible amortization during year	—	(449)	(449)

Balance as of December 31, 2008	10,973	4,779	15,752
Goodwill acquired during year (Note 12)	15	—	15
Intangible assets acquired during year	820	—	820
Intangible amortization during year	(15)	(390)	(405)

Balance as of December 31, 2009	$11,793	$4,389	$16,182

(1)
Intangible assets in our senior living communities relate to management agreements and trademarks we acquired in connection with one of the leases we initiated with SNH in 2009.

(2)
Intangible assets in our corporate and other segment relate to customer agreements we acquired with our pharmacy acquisitions.

        Goodwill.    During 2008, we concluded that goodwill recorded at our pharmacies was fully impaired and we recognized a non-cash impairment charge of $5,930 to eliminate all goodwill from our pharmacy business. During the fourth quarter of 2008 our market capitalization declined and was significantly below the then current book value. As a result, we determined an interim impairment test was necessary and performed the interim test on all of our reporting units as of December 31, 2008. In our evaluation we weighed all known quantitative and qualitative factors in determining if an impairment occurred and determined no additional impairment charge was warranted on our senior living community segment. In addition, during 2008 we wrote off $785 related to the reduction of an unrecognized tax benefit to state income taxes payable. During our 2009 annual goodwill impairment review, we determined no impairment charges were appropriate.

        Intangible and other long lived assets.    We amortize intangible assets using the straight line method over the useful lives of the assets commencing on the date of acquisition. Total amortization expense for amortizable intangible assets for the years ended December 31, 2009, 2008 and 2007 was $405, $449 and $478, respectively. At December 31, 2009, the weighted average amortization period remaining is approximately 13 years. Amortization expense is estimated to be approximately $451 in each of 2010, 2011, 2012, 2013 and 2014.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

5. Goodwill, Other Intangible and Long Lived Assets (Continued)

        During 2008, we recorded an impairment of $1,837 resulting from long lived assets at our two rehabilitation hospitals. The impairment charge relating to these long lived assets was measured based upon the difference between projected undiscounted future operating cash flows and carrying value.

6. Income Taxes

        Because we have historically reported losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income. We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized. When we believe that we will more likely than not realize the benefit of our deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statement of operations, which will affect our results of operations. As of December 31, 2009, our federal net operating loss carry forward was approximately $117,602. Our net operating loss carry forwards, which begin to expire in 2023 if unused, are subject to audit and adjustments by the Internal Revenue Service. Significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008, are as follows:

	2009	2008
Deferred tax assets:
Continuing care contracts	$1,843	$2,240
Allowance for doubtful accounts	2,400	2,505
Deferred gains on sale lease back transactions	2,542	2,346
Insurance reserves	4,821	5,137
Tax credits	2,755	2,328
Tax loss carry forwards (including Sunrise Senior Living Services, Inc. termination expense)	47,382	66,671
Impairment of securities	4,623	3,734
Other	5,479	2,020

Total deferred tax asset before valuation allowance	71,845	86,981
Valuation allowance:	(65,231)	(85,332)

Total deferred tax assets	6,614	1,649

Deferred tax liabilities:
Depreciable assets	(5,914)	(876)
Lease expense	(1,372)	(1,672)
Goodwill	379	729
Other	(193)	(198)

Total deferred tax liabilities	(7,100)	(2,017)

Net deferred tax liability	$(486)	$(368)

        For the year ended December 31, 2009, we recognized tax expenses of $2,196, which includes tax expense of $1,578 for state taxes on operating income and state tax expense of $500 attributable to the gain on extinguishment of debt, each payable without regard to our tax loss carry forwards. Tax expense

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

6. Income Taxes (Continued)

also includes $118 related to a non-cash deferred liability arising from the amortization of goodwill for tax purposes but not for book purposes.

        The principal reasons for the difference between our effective tax (benefit) rate and the U.S. Federal statutory income tax (benefit) rate are as follows:

	For the years ended December 31,
	2009	2008	2007
Taxes at statutory U.S. federal income tax rate	35.0%	(35.0)%	35.0%
State and local income taxes, net of federal tax benefit	8.6%	24.4%	7.7%
Impairment Charge	0.0%	26.3%	0.0%
Tax credits	(3.3)%	(7.9)%	(2.3)%
Alternative Minimum Tax	2.2%	0.0%	1.5%
Change in valuation allowance	(38.7)%	30.3%	(29.3)%
Other differences, net	1.6%	6.8%	(6.6)%

Effective tax rate	5.4%	44.9%	6.0%

7. Earnings Per Share

        Basic EPS for year ended December 31, 2009, 2008 and 2007 is computed using the weighted average number of shares outstanding during the periods. Diluted EPS for the period ended December 31, 2009, 2008 and 2007 reflects additional common shares, related to the Notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance. The weighted average shares outstanding used to calculate basic and diluted EPS include approximately 463,130 and 390,140 unvested shares as of December 31, 2009 and 2008, respectively, issued to officers and others under our 2001 Stock Option and Stock Incentive Plan.

        The following table provides a reconciliation of net income and the number of common shares used in the computations of diluted EPS:

	Year Ended December 31,
	2009			2008			2007
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$39,257	33,558	$1.17	$615	31,872	$0.02	$26,012	31,710	$0.82
Effect of the Notes	2,198	5,217		—	—		4,960	9,731

Diluted income from continuing operations	$41,455	38,775	$1.07	$615	31,872	$0.02	$30,972	41,441	$0.75

Diluted loss from discontinued operations	$(927)	38,775	$(0.02)	$(5,111)	31,872	$(0.16)	$(2,686)	41,441	$(0.07)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

8. Fair Values of Assets and Liabilities

        The table below presents the assets and liabilities measured at fair value at December 31, 2009, categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long lived assets held for sale(1)	$6,944	$—	$6,944	$—
Investments in trading securities(2)	65,961	—	—	65,961
UBS Put Right(3)	8,322	—	—	8,322
Investments in available for sale securities(4)	17,180	17,180	—	—

Total assets	$98,407	$17,180	$6,944	$74,283

(1)
Long lived assets held for sale consist of property and equipment we expect to sell to SNH as permitted by our leases. We determined that these asset costs approximate fair value since we have either recently acquired the assets or the assets are part of ongoing construction projects and we expect to sell these assets to SNH at their recorded value.

(2)
Our investments in trading securities consist of our ARS, which are primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program. Due to events in the credit markets, auctions for our ARS failed starting in the first quarter of 2008 and there is currently no market, or a very illiquid market, in which we might sell these securities. Due to the changes in fair value for our ARS for the year ended December 31, 2009 and 2008, we recorded an unrealized gain of $3,495 and an unrealized loss of $11,967, respectively. We have entered a settlement agreement with UBS related to our investment in ARS. Pursuant to this agreement we have the right, or the UBS Put Right, to require UBS to acquire our ARS at par value on June 30, 2010. In June 2009, we reclassified our ARS from non-current to current investments due to our expectation of exercising the UBS Put Right on June 30, 2010.

(3)
We valued the UBS Put Right by taking into consideration the fair value of our ARS, the amounts outstanding on our loan with UBS and a factor representing our credit party risk with UBS. The largest risk associated with the UBS Put Right is the continued financial solvency of UBS. The value of the UBS Put Right typically fluctuates inversely with the value of the ARS that we hold. The increase in value of our ARS for the year ended December 31, 2009 caused an unrealized loss of $2,759 in the value of the UBS Put Right and the decrease in value for the year ended December 31, 2008 caused an unrealized gain of $11,081 in the value of the UBS Put Right. We elected the fair value option since we expect that, other than changes in UBS' credit default swap rate and our borrowings on the UBS line, the changes in fair value of the UBS Put Right will be offset by the fair value change in the ARS. In June 2009, we reclassified the UBS Put Right from non-current to current assets due to our expectation of exercising the UBS Put Right on June 30, 2010.

(4)
Investments in available for sale securities consist primarily of preferred securities and are reported on our balance sheet as current investments in available for sale securities of $9,084, current restricted investments of $2,207 and long term restricted investments of $5,889. These securities

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

8. Fair Values of Assets and Liabilities (Continued)

  are carried at fair value utilizing quoted market prices with changes in fair value recorded in other comprehensive income and have an amortized cost of $12,518 and $25,807 as of December 31, 2009 and December 31, 2008, respectively. During the year ended December 31, 2009, we received gross proceeds of $3,719 in connection with the sale of available for sale securities and recorded a gross realized gain totaling $820 and a gross realized loss totaling $25.

  When a change in fair value of available for sale securities is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses. As of December 31, 2009 and 2008, these securities had unrealized gains of $4,701 and $92 and unrealized losses of $39 and $1,716, respectively. Unrealized gains earned on our available for sale investments are recorded in other comprehensive income for the current period and will be recorded in the statement of operations when the investments are sold. At December 31, 2009, five of the preferred securities we hold are in a loss position that has ranged from 18 to 51 months and have accumulated losses of $39. We consider these investments temporarily impaired since we believe we have the ability and intent to hold these investments until recovery of their market value occurs.

        The table below presents the change in fair value measurements that used Level 3 inputs for the year ended December 31, 2009:

	Investments in trading securities	UBS Put Right
Balance at December 31, 2008	$62,866	$11,081
Sale of trading securities	(400)	—
Change in value recognized in earnings	3,495	(2,759)

Balance at December 31, 2009	$65,961	$8,322

        There were no transfers into or out of securities valued using Level 3 inputs during the periods shown above.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

8. Fair Values of Assets and Liabilities (Continued)

        The carrying values and fair values of non-current financial instruments are shown in the following table.

	As of December 31, 2009		As of December 31, 2008
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term financial assets:
Investments in trading securities(1)	$—	$—	$62,866	$62,866
Restricted cash and investments(2)	11,711	11,711	13,368	13,368
Equity investment in Affiliates Insurance Company(3)	5,000	5,000	—	—
UBS put right related to auction rate securities(4)	—	—	11,081	11,081

Total long term financial assets	$16,711	$16,711	$87,315	$87,315

Long term financial liabilities:
UBS secured revolving credit facility(5)	$—	$—	$21,875	$21,875
Mortgage notes payable(2)	12,284	12,284	12,441	12,441
Convertible senior notes(6)	49,707	37,777	126,500	42,884

Total long term financial liabilities	$61,991	$50,061	$160,816	$77,200

(1)
We measured the fair value of these securities by reference to a statement provided by UBS that was calculated with the assistance of a valuation model. This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate discount rate. The analysis also included a comparison, when possible, to observable market data of securities with characteristics similar to our ARS. We reviewed the components of, and calculations made under, UBS's model.

(2)
The carrying value of our restricted cash and investments and our mortgage notes payable approximates its fair value.

(3)
We measured the fair value of our equity investment in AIC (as defined below) by considering, among other things, the individual assets and liabilities held by AIC, AIC's overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

(4)
We have accounted for the UBS Put Right as a freestanding economic hedge for a financial asset (our investments in ARS) and elected to carry it at its estimated fair market value.

(5)
The carrying value of our UBS secured revolving credit facility approximates fair value.

(6)
We estimate the fair value of our convertible senior notes using quoted market data for these securities.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

9. Indebtedness

        We have a $40,000 revolving line of credit. Our revolving line of credit is available for acquisitions, working capital and general business purposes and is scheduled to expire in May 2010. The amount we are able to borrow at any time is subject to limitation based upon qualifying collateral. We are the borrower under this revolving line of credit and certain of our subsidiaries guarantee our obligations under the facility, which is secured by our and our guarantor subsidiaries' accounts receivable, deposit accounts and related assets. We borrow in U.S. dollars and borrowings under our revolving line of credit bear interest at LIBOR plus a premium. The facility contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. In certain circumstances and subject to available collateral and lender approvals, the maximum amount which we may borrow under this credit facility may be increased to $80,000. As of December 31, 2009 and February 19, 2010, no amounts were outstanding and $40,000 was available under this line of credit. As of December 31, 2009 and February 19, 2010, we believe we are in compliance with all applicable covenants under this revolving line of credit. Interest expense and other associated costs related to this facility were $340, $205 and $388 for the year ended December 31, 2009, 2008 and 2007, respectively.

        Pursuant to our settlement agreement with UBS, we have a non-recourse credit facility with UBS which is available for acquisitions, working capital and general business purposes. The amount we are able to borrow at any time is 75% of the market value of the ARS which are collateral for the loan. Such amount may vary over time. The interest rate under our credit facility will also vary depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 125 basis points. In June 2009, we reclassified our ARS from non-current to current investments since we expect to exercise our put right with UBS within one year. As a result, in June 2009, we also reclassified our outstanding borrowings from long term to current as the loan must be repaid with the proceeds from the exercise of the UBS Put Right. As of December 31, 2009 and February 19, 2010, we had $39,141 outstanding under this credit facility and approximately $10,330 remained available to borrow. As of December 31, 2009 and February 19, 2010, we believe we are in compliance with all applicable covenants under this revolving credit facility. Interest expense and other associated costs related to this facility were $551 and $75 for the year ended December 31, 2009 and 2008, respectively.

        At December 31, 2009, we have nine irrevocable standby letters of credit totaling $5,127. Two of the letters of credit totaling $4,000, provide security for our self-insured workers' compensation and professional liability programs and the remaining seven letters of credit totaling $1,127 are security for our four properties leased from HCPI, two of our properties encumbered by United States Department of Housing (described below), an automobile leasing company and a utility company that provides services to one of our senior living communities. Eight of the letters of credit are renewed annually and one is renewed quarterly. Maturity dates for these letters of credit range from March 2010 to September 2010.

        In October 2006, we issued $126,500 principal amount of Notes. Our net proceeds from this issuance were approximately $122,600. These Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. These Notes are convertible into our common shares at any time. The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of Notes, which represents an initial conversion price of $13.00 per share. The Notes are guaranteed by certain of our wholly owned subsidiaries. These

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

9. Indebtedness (Continued)

Notes mature on October 15, 2026. We may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021. If a "fundamental change", as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes. Interest expense and other associated costs related to the Notes was $2,673 and $4,980 for the years ended December 31, 2009 and 2008, respectively. We issued these Notes pursuant to an indenture which contains various customary covenants. As of December 31, 2009 and February 19, 2010, we believe we are in compliance with all applicable covenants of this indenture.

        During the year ended December 31, 2009, we retired $76,793 par value of our outstanding Notes that we had purchased for $39,932, plus accrued interest. We funded these purchases primarily from cash generated by our operations, borrowings under our UBS credit facility and cash received in connection with the lease realignment agreement, or the Lease Realignment Agreement, we entered into with SNH in August 2009 (see Note 15). As a result of these purchases we recorded a $34,579 gain, net of related unamortized costs, on early extinguishment of debt.

        At December 31, 2009, three of our communities were encumbered by United States Department of Housing, or HUD, insured mortgage debts and contain standard HUD mortgage covenants. The following table is a summary of these mortgage notes payable as of December 31, 2009:

Balance as of December 31, 2009	Interest Rate	Maturity Date	Monthly Payment
$4,709	5.55%	May 2039	$27
3,242	5.25%	June 2035	19
4,490	7.65%	June 2043	31

$12,441	6.23%(1)		$77

(1)
Weighted average interest rate

        In April 2007, we acquired a 48 unit assisted living community located in Tennessee for $5,025. We financed the acquisition by assuming a $4,559 non-recourse HUD insured mortgage and paying the balance of the purchase price with cash on hand.

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

9. Indebtedness (Continued)

        Mortgage interest expense, net of premium amortization, was $802 and $1,077 for the years ended December 31, 2009 and 2008, respectively. Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require HUD approval.

        Principal payments due under the terms of these mortgages are as follows:

2010	$157
2011	167
2012	177
2013	187
2014	199
Thereafter	11,554

$12,441

10. Leases

        Of our 217 senior living communities we operated on December 31, 2009 we leased 188 senior living communities, as well as two rehabilitation hospitals and two senior living communities that we report as discontinued operations, under four non-cancelable leases with SNH, and leased four communities under a lease with HCPI. These leases are "triple-net" leases which require that we pay for all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes; maintaining the communities; and indemnifying the landlord for any liability which may arise from its ownership during the lease term.

        Our leases with SNH require us to pay percentage rent at 183 of the 190 senior living communities we lease from SNH (including the two assisted living communities we lease from SNH which have been classified as discontinued operations) equal to 4% of the amount by which gross revenues, as defined in our leases, exceeds gross revenues in a base year. We paid approximately $3,368 and $3,279 in percentage rent to SNH for the years ended December 31, 2009 and 2008, respectively.

        SNH may fund amounts that we request for renovations and improvements to communities and hospitals we lease from SNH in return for rent increases according to formulas in the leases. In 2009 and 2008, SNH funded $36,701 and $69,420, respectively, for renovations and improvements to some of our communities and hospitals.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

10. Leases (Continued)

        The following table is a summary of our leases:

		Number of properties	Annual minimum rent as of December 31, 2009	Initial expiration date	Renewal terms
1.	Lease No. 1 for SNFs and independent and assisted living communities.(1)	87	$52,788	December 31, 2024	Two 15-year renewal options.
2.	Lease No. 2 for SNFs, independent and assisted living communities and rehabilitation hospitals.	49	48,229	June 30, 2026	Two 10-year renewal options.
3.	Lease No. 3 for independent and assisted living communities.(2)	28	60,547	December 31, 2028	Two 15-year renewal options.
4.	Lease No. 4 for independent and assisted living communities.	26	22,806	April 30, 2017	Two 15 year renewal options.
5.	One HCPI lease.	4	1,183	June 30, 2014	Two 10-year renewal options.

	Totals	194	$185,553

(1)
Lease No. 1 is comprised of four separate leases. Three of these four leases exist to accommodate mortgage financings in effect at the time SNH acquired the properties; we have agreed to combine all four of these leases into one lease as and when these mortgage financings are paid. Excluded from the number of properties are two assisted living communities we lease from SNH which have been classified as discontinued operations.

(2)
Lease No. 3 exists to accommodate the mortgage financing that SNH has with FNMA, as further described in Note 15.

        The future minimum rents required by our leases as of December 31, 2009, are as follows:

2010	$185,553
2011	185,553
2012	185,553
2013	185,553
2014	184,964
Thereafter	1,983,391

$2,910,567

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Shareholders' Equity

        We issued 263,210 and 387,460 common shares in 2009 and 2008, respectively, to our directors, officers and others who provide services to us. We valued the shares at the average price of our common shares on the NYSE Amex on the dates of issue, or $8.08 in 2009, based on an $2.99 weighted average share price and $5.96 in 2008, based on an $1.53 weighted average share price, respectively. Shares issued to directors vest immediately; shares issued to our officers and others vest over five years and we recognize the cost ratably over the vesting period. As of December 31, 2009, 1,859 of our common shares remain available for issuance under our 2001 Stock Option and Stock Incentive Plan.

12. Acquisitions

        In July 2008, we acquired three assisted living communities from SNH with 278 units located in Pennsylvania and New Jersey for a purchase price of $21,350. We financed this acquisition with cash on hand. We allocated the purchase price of these communities to land, building and equipment.

        In December 2008, we acquired seven independent and assisted living communities, with a total of 628 living units, located in North Carolina (four communities) and South Carolina (three communities) for a purchase price of $44,000 plus closing costs. We financed the acquisition with cash on hand and drawings under our UBS credit facility. We allocated the purchase price of these communities to land, building and equipment.

        In connection with one of the leases we initiated in 2008, we also acquired from the prior owner of the communities its ownership interest in certain operating companies, working capital, certain long term liabilities, and operating practices and processes, especially in the memory care area. We accounted for this transaction as a business combination and, after allocating the purchase price to applicable assets and liabilities based on their fair value, recorded as goodwill the $996 excess of the consideration over the fair value of identifiable assets.

        In connection with one of the leases we initiated with SNH in 2009, we also acquired from the prior owner of the communities its ownership interest in certain management agreements, trademarks and working capital for $750. We accounted for this transaction as a business combination and, after allocating the purchase price to applicable assets and liabilities based on their fair value, recorded as goodwill the $15 excess of the consideration over the fair value of identifiable assets.

13. Discontinued Operations

        In March 2007, we agreed with SNH that it should sell two assisted living communities in Pennsylvania, which we lease from SNH. We and SNH are in the process of selling these assisted living communities and, if and when they are sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

        In December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska. We sold the institutional pharmacy in two separate transactions in 2009, which resulted in a gain on sale of $1,226. We were unable to sell the mail order pharmacy on acceptable terms and we ceased its operations on March 31, 2009.

        During 2009, with our approval, SNH sold two SNFs, which we lease from SNH. On October 1, 2009, SNH sold a SNF located in Iowa to an unaffiliated party for net proceeds of approximately $473

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

13. Discontinued Operations (Continued)

and our rent payable to SNH under Lease No. 1 decreased by approximately $47. On November 1, 2009, SNH sold a SNF located in Missouri to an unaffiliated party for net proceeds of approximately $1,247 and our rent payable to SNH under Lease No. 2 decreased by approximately $125.

        As of December 31, 2009, we had disposed of substantially all of our assets and liabilities related to the assisted living communities which we expect to sell and the two SNFs which were sold during 2009. We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued. Below is a summary of the operating results of these discontinued operations included in the financial statements for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Revenues	$7,882	$17,122	$18,569
Expenses	(10,035)	(22,233)	(21,255)
Gain on sale	1,226	—	—

Net loss	$(927)	$(5,111)	$(2,686)

14. Off-Balance Sheet Arrangement

        As of December 31, 2009 and 2008, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, material joint ventures or partnerships, except for the pledge of certain of our assets to secure SNH's borrowings from FNMA pursuant to the Lease Realignment Agreement described in Note 15.

15. Related Person Transactions

        We were a 100% owned subsidiary of SNH until December 31, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding shares to its shareholders. At the time of our spin off, all of the persons serving as our directors were trustees of SNH. In order to effect this spin off and to govern relations after the spin off, we entered into agreements with SNH and others. Since then we have entered into various leases and other agreements which confirm and modify these undertakings. Among other matters, these agreements provide that:

  •
  so long as SNH remains a real estate investment trust, or a REIT, we may not waive the share ownership restrictions in our charter on the ability of any person or group to acquire more than 9.8% of any class of our equity shares without the consent of SNH;

  •
  so long as we are a tenant of SNH, we will not permit nor take any action that, in the reasonable judgment of SNH, might jeopardize the tax status of SNH as a REIT;

  •
  SNH has the option to cancel all of our rights under the leases we have with SNH upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events affecting us, as defined in those documents including the adoption of any shareholder proposal (other than a precatory proposal) or the election to our board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual;

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Related Person Transactions (Continued)

  •
  the resolution of certain disputes, claims and controversies arising from our leases with SNH may be referred to binding arbitration proceedings; and

  •
  so long as we have a business management agreement with Reit Management and Research, or RMR, we will not acquire or finance any real estate without first giving SNH or any other publicly owned REIT or other entity managed by RMR, the opportunity to acquire or finance real estate investments of the type in which SNH or any other publicly owned REIT or other entity managed by RMR, respectively, invests.

        SNH is our largest landlord and beneficially owns more than 9% of our common shares. RMR provides management services to us and SNH. One of our Managing Directors, Barry Portnoy, is currently a managing trustee of SNH. Because of these and other relationships, we and SNH may be considered related persons. As of December 31 2009, we leased 190 of our 219 senior living communities, including two that we report as discontinued operations, and two rehabilitation hospitals from SNH. Under our leases with SNH, we pay SNH rent based on minimum annual rent plus percentage rent based on increases in gross revenues at certain properties. During 2009, our rent expense under our leases with SNH was $177,760, net of $900 amortization of a lease inducement from SNH. Our total minimum annual rent payable to SNH under our leases with SNH as of December 31, 2009 was $184,370, excluding percentage rent based on increases in gross revenues at certain properties. Additional information regarding our leases with SNH appears in Item 1 "Our SNH Leases" of this Annual Report.

        Since January 1, 2009, we have had several transactions with SNH, including:

  •
  In August 2009, we entered into the Lease Realignment Agreement with SNH. The Lease Realignment Agreement was entered into to assist SNH in obtaining mortgage financing, or the Loan, from the Federal National Mortgage Association, or FNMA, which is secured by 28 properties owned by SNH and leased to us, or the Properties. The Properties consist of senior living communities with 5,618 living units located in 16 states. In connection with the Loan, we realigned our leases with SNH. Lease No. 1 expires in 2024 and now includes 89 properties (including 10 communities acquired by SNH and excluding one community sold by SNH in the fourth quarter of 2009 and including two communities that we report as discontinued operations), including independent living communities, assisted living communities and SNFs. Lease No. 2 expires in 2026 and now includes 49 properties (excluding one community sold by SNH in the fourth quarter of 2009), including independent living communities, assisted living communities, SNFs and two rehabilitation hospitals. Lease No. 3 expires in 2028 and now includes the 28 Properties, including independent living communities and assisted living communities. Lease No. 4 expires in 2017 and now includes 26 properties (including one community acquired by SNH in the fourth quarter of 2009), including independent living communities, assisted living communities and SNFs. In connection with the Lease Realignment Agreement and the Loan, we reached an accommodation with SNH whereby we sold certain of our personal property at the Properties to SNH, we encumbered certain of our assets (e.g., accounts receivable) arising from our operation of the Properties for the benefit of FNMA, we sold 3,200,000 of our common shares to SNH, we agreed to certain reporting and other operating obligations required by FNMA and we were compensated by SNH by receiving a $2,000 annual rent reduction for the fixed term of Lease No. 2 and a cash payment of $18,600.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Related Person Transactions (Continued)

    In addition, SNH reimbursed us for out of pocket expenses incurred in connection with the negotiation and closing of the Loan. We also granted SNH certain registration rights with regard to our common shares sold to SNH in connection with the Loan.

    We allocated the cash payment from SNH pursuant to the Lease Realignment Agreement based on the fair value of assets conveyed or expenses reimbursed. We used our closing share price on the date of the Lease Realignment Agreement to value the 3,200,000 common shares we issued to SNH. We used our net book value, which approximates its fair value as of the date of sale, to value the personal property we sold to SNH. Accordingly, we allocated the $18,600 in proceeds from SNH as follows: $8,960 to issuance of common shares, $8,491 to the sale of personal property and $100 as reimbursement of costs incurred. We recorded the remaining unallocated balance of $1,049 as an inducement in connection with Lease No. 3 and we are amortizing this amount over the term of that lease as a reduction of rent expense.

  •
  In October 2009, we commenced leasing from SNH a senior living community with a total of 259 independent, assisted living and skilled nursing units which SNH purchased from an unrelated party, and we paid $750 for certain of the non-real estate assets. Our rent payable to SNH for this community is $1,779 per year. Percentage rent, based on increases in gross revenues at this community, will commence in 2011. We added this community to Lease No. 4 with SNH, which has a current term expiring in 2017.

  •
  At our request, also in October 2009, SNH sold one SNF with a total of 62 beds, which we leased, to an unaffiliated party, for net proceeds of approximately $473 and our annual rent payable to SNH under Lease No. 1 decreased by approximately $47.

  •
  At our request, in November 2009, SNH sold one SNF with a total of 74 beds, which we leased, to an unaffiliated party, for net proceeds of approximately $1,247 and our annual rent payable to SNH under Lease No. 2 decreased by approximately $125.

  •
  Also in November 2009, we commenced leasing from SNH nine senior living communities with a total of 640 independent and assisted living units which SNH purchased from an unrelated party. Our rent payable to SNH for these communities is $8,125 per year. Percentage rent, based on increases in gross revenues at these communities, will commence in 2011. We added these communities to Lease No. 1 with SNH, which has a current term expiring in 2024.

  •
  In December 2009, we commenced leasing from SNH one senior living community with a total of 53 independent and assisted living units which SNH purchased from an unrelated party. Our rent payable to SNH for this community is $436 per year. Percentage rent, based on increases in gross revenues at this community, will commence in 2011. We added this community to Lease No. 1 with SNH, which has a current term expiring in 2024.

  •
  During 2009, pursuant to the terms of our leases with SNH, SNH purchased approximately $36,700 of improvements made to our communities leased from SNH, and, as a result, the annual rent payable to SNH by us increased by approximately $2,945.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Related Person Transactions (Continued)

        RMR provides certain management, administrative and information system services to us under the business management agreement. The business management agreement provides for compensation to RMR at an annual rate equal to 0.6% of our total revenues from all sources reportable under generally accepted accounting principles in the United States. Also, RMR is compensated at a rate equal to 80% of the employment expenses of RMR's employees, other than its chief information officer, actively engaged in servicing management information systems. The business management agreement is effective until December 31, 2010, and will be automatically renewed for successive one year terms thereafter unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate the business management agreement upon 60 days prior written notice. RMR may also terminate the business management agreement upon five business days notice if we undergo a change of control, as defined in the business management agreement. Our Board has given our compensation committee, which is comprised exclusively of our Independent Directors, sole authority to act on our behalf with respect to this agreement. The charter of our compensation committee requires the committee to review, evaluate and approve the business management agreement and evaluate RMR's performance under this agreement annually. Under the committee's charter, the committee must also annually evaluate and approve the compensation paid to RMR under the agreement. The aggregate fees paid by us to RMR for management, administrative and information system services for 2009, 2008 and 2007 were $10,546, $8,336 and $6,052, respectively. We are generally responsible for all of our expenses and certain expenses incurred by RMR on our behalf.

        In addition, RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit and our compensation committee approves his salary. Our compensation committee also approves the allocated costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was $220, $223 and $169 in 2009, 2008 and 2007, respectively. The business management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. A termination of our business management agreement is an event of default under our revolving credit facility, if not approved by a majority of our lenders.

        The fact that RMR has responsibilities to other entities, including our largest landlord, SNH, could create conflicts; and in the event of such conflicts between SNH and us, our business management agreement with RMR allows RMR to act on behalf of SNH rather than on our behalf. The business management agreement includes restrictions on our ability to invest in or finance any real estate property of a type then owned or financed by a publicly owned entity managed by RMR. Under the business management agreement, RMR has agreed not to provide business management services to any other business or enterprise, other than SNH, that is directly competitive with our business.

        RMR is beneficially owned by Barry Portnoy, one of our Managing Directors, and Adam Portnoy, his son, who is President and Chief Executive Officer and a director of RMR and a managing trustee of SNH. Barry Portnoy and Gerard Martin, our Managing Directors, are directors of RMR.

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Related Person Transactions (Continued)

divide their business time differently than they do currently and their compensation from us may become disproportionate to this division.

        An affiliated entity of RMR is the owner of the buildings in which our corporate headquarters and administrative offices are located. We lease those buildings under leases that expire in 2011. We incurred rent, which includes our proportional share of utilities and real estate taxes, under these leases during 2009, 2008 and 2007 of $1,143, $1,051 and $1,332, respectively. These leases have been amended at various times to take into account our needs for increasing space.

        One of our hospitals' outpatient clinics leases space from HRPT Properties Trust, or HRP, a REIT managed by RMR. We incurred rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2009, 2008 and 2007 of $20, $58 and $53, respectively.

        In December 2006, we began leasing space for a regional office in Atlanta, Georgia from HRP. Our lease for this space expires in 2011. We incurred rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2009, 2008 and 2007 of $66, $60 and $61, respectively.

        We understand that the other companies to which RMR provides management services also have certain other relationships with each other, such as lease arrangements for properties. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC. In addition, our Independent Directors also serve as directors or trustees of certain of those other companies, and directors and trustees of certain of those other companies serve as directors or trustees of the other companies. Mr. Barry Portnoy serves as a managing director or trustee of each of those other companies, including SNH.

        We, RMR and other companies to which RMR provides management services formed Affiliates Insurance Company, or AIC, which is an insurance company, in the State of Indiana in November 2008. AIC received its certificate of authority to transact insurance business in the State of Indiana from the Indiana Department of Insurance in May 2009. All of our Directors currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, entered a management agreement with AIC pursuant to which RMR provides AIC certain management and administrative services. In addition, AIC entered an investment advisory agreement with RMR Advisors Inc., or RMR Advisors, pursuant to which RMR Advisors acts as AIC's investment advisor. The same persons who own and control RMR, including Barry Portnoy, one of our Managing Directors, and Adam Portnoy, his son, own and control RMR Advisors. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board and the affirmative vote of a majority of our Independent Directors. As of December 31, 2009, we have invested $5,134 in AIC. On December 16, 2009, Government Properties Income Trust, or GOV, purchased 20,000 shares of AIC from AIC, which represented a 14.29% interest in AIC. In connection with that purchase by GOV, we, the other previous shareholders of AIC, AIC and GOV entered an amended and restated shareholders agreement. The amended and restated shareholders agreement includes arbitration provisions for the resolution of certain disputes, claims and controversies. We and the other shareholders of AIC each currently own approximately 14.29% of the common shares of AIC and our shares have a current carrying value of $5,000. We may invest additional amounts in AIC in the future if the expansion of

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Related Person Transactions (Continued)

this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to obtain some or all of our insurance coverage from AIC. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by realizing our pro-rata share of any profits of this insurance business. All transactions between us and AIC have been approved pursuant to our Governance Guidelines.

        Although we own less than 20% of AIC, we use the equity method to account for our investment in AIC because we believe that we have significant influence over AIC since each of our directors is a director of AIC and since we expect to procure some of our insurance from AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statement of income. If we determine there is an "other than temporary impairment" in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC's overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. Subsequent to December 31, 2009, we invested an additional $20 in order to fund our share of certain AIC formation and licensing costs.

16. Employee Benefit Plans

        We have several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code. All our employees are eligible to participate in at least one of our plans and are entitled upon termination or retirement to receive their vested portion of the plan assets. For some of our plans, we match a certain amount of employee contributions. We also pay certain expenses related to all of our plans. Expenses for all our plans, including our contributions, were $1,235, $1,484 and $1,321 for the years ended December 31, 2009, 2008 and 2007, respectively.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

17. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2009 and 2008:

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$293,846	$296,677	$297,208	$304,832
Operating income	3,451	4,177	1,392	776
Net income from continuing operations	25,053	9,154	4,362	688
Net income	25,372	8,578	4,108	272
Net income per common share—Basic	$0.76	$0.25	$0.12	$0.01
Net income per common share—Diluted	$0.69	$0.24	$0.11	$0.01

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$257,482	$269,904	$280,619	$290,975
Operating income	7,486	6,052	2,957	2,248
Net income from continuing operations	4,496	4,269	(1,587)	(6,562)
Net income	1,617	3,489	(2,250)	(7,352)
Net income per common share—Basic	$0.05	$0.11	$(0.07)	$(0.23)
Net income per common share—Diluted	$0.05	$0.11	$(0.07)	$(0.23)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
By:	/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr. President and Chief Executive Officer

Dated: February 19, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr.	President and Chief Executive Officer (Principal Executive Officer)	February 19, 2010
/s/ PAUL V. HOAGLAND Paul V. Hoagland	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)	February 19, 2010
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	February 19, 2010
/s/ GERARD M. MARTIN Gerard M. Martin	Managing Director	February 19, 2010
/s/ BRUCE M. GANS Bruce M. Gans	Director	February 19, 2010
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Director	February 19, 2010
/s/ ARTHUR G. KOUMANTZELIS Arthur G. Koumantzelis	Director	February 19, 2010