Form 10-Q
period 2010-03-31
FIVE STAR QUALITY CARE INC
filed 2010-05-04
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of May 3, 2010: 35,668,814.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

MARCH 31, 2010

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$18,564	$11,299
Accounts receivable, net of allowance of $6,445 and $5,986 at March 31, 2010 and December 31, 2009, respectively	60,106	61,418
Investments in trading securities	60,580	65,961
Investments in available for sale securities, of which $3,221 and $2,809 are restricted as of March 31, 2010 and December 31, 2009, respectively	12,706	11,893
Restricted cash	5,407	5,418
UBS put right related to auction rate securities	7,652	8,322
Prepaid expenses and other current assets	17,559	20,162
Total current assets	182,574	184,473

Property and equipment, net	194,665	192,742
Equity investment in Affiliates Insurance Company	4,992	5,000
Restricted cash and investments	10,041	10,567
Goodwill and other intangible assets	16,061	16,182
Other long term assets	4,653	4,136
	$412,986	$413,100
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,066	$28,727
Accrued expenses	21,187	20,330
Accrued compensation and benefits	45,300	36,769
Due to affiliates	17,011	17,611
UBS secured revolving credit facility related to auction rate securities	36,348	39,141
Mortgage notes payable	160	157
Accrued real estate taxes	8,265	9,263
Security deposit liability	11,243	11,215
Other current liabilities	14,735	14,991
Total current liabilities	175,315	178,204

Long term liabilities:
Mortgage notes payable	12,243	12,284
Convertible senior notes	49,707	49,707
Continuing care contracts	2,292	2,438
Accrued self insurance obligations	19,980	21,833
Other long term liabilities	8,994	9,319
Total long term liabilities	93,216	95,581

Commitments and contingencies

Shareholders’ equity:
Preferred stock: none issued	—	—
Common stock, par value $0.01; 35,668,814 shares issued and outstanding at March 31, 2010 and December 31, 2009	356	356
Additional paid in capital	296,788	296,654
Accumulated deficit	(158,190)	(162,275)
Unrealized gain on investments in available for sale securities	5,501	4,580
Total shareholders’ equity	144,455	139,315
	$412,986	$413,100

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Senior living revenue	$266,702	$250,887
Rehabilitation hospital revenue	24,052	24,694
Institutional pharmacy revenue	19,577	18,265
Total revenues	310,331	293,846

Operating expenses:
Senior living wages and benefits	133,791	127,186
Other senior living operating expenses	65,455	61,365
Rehabilitation hospital expenses	22,657	22,899
Institutional pharmacy expenses	19,022	18,373
Rent expense	47,223	43,957
General and administrative	13,147	12,442
Depreciation and amortization	4,099	4,174
Total operating expenses	305,394	290,396

Operating income	4,937	3,450

Interest, dividend and other income	663	1,131
Interest and other expense	(772)	(1,180)
Unrealized gain on investments in trading securities	669	3,516
Unrealized loss on UBS put right related to auction rate securities	(670)	(3,526)
Equity in losses of Affiliates Insurance Company	(28)	—
Gain on early extinguishment of debt	—	25,125
Impairment of investments in available for sale securities	—	(2,947)

Income from continuing operations before income taxes	4,799	25,569
Provision for income taxes	(493)	(516)
Income from continuing operations	4,306	25,053
(Loss) income from discontinued operations	(221)	319

Net income	$4,085	$25,372

Weighted average shares outstanding - basic	35,669	32,206

Weighted average shares outstanding - diluted	39,492	38,359

Basic income per share from:
Continuing operations	$0.12	$0.78
Discontinued operations	—	0.01
Net income per share - basic	$0.12	$0.79

Diluted income per share from:
Continuing operations	$0.12	$0.67
Discontinued operations	—	0.01
Net income per share - diluted	$0.12	$0.68

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,085	$25,372
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,099	4,174
Gain on early extinguishment of debt	—	(25,125)
Loss (income) from discontinued operations	221	(319)
Unrealized gain on investments in trading securities	(669)	(3,516)
Unrealized loss on UBS put right related to auction rate securities	670	3,526
Impairment of investments in available for sale securities	—	2,947
Equity in losses of Affiliates Insurance Company	28	—
Provision for losses on receivables, net	459	436
Changes in assets and liabilities:
Accounts receivable	853	5,347
Prepaid expenses and other assets	2,086	1,630
Investment securities	6,050	—
Accounts payable and accrued expenses	(6,804)	2,710
Accrued compensation and benefits	8,531	4,870
Due to affiliates	(600)	424
Other current and long term liabilities	(3,550)	(685)
Cash provided by operating activities	15,459	21,791

Net cash (used in) provided by discontinued operations	(221)	1,442

Cash flows from investing activities:
Deposits into (payments from) restricted cash and investment accounts, net	779	(9)
Acquisition of property and equipment	(12,080)	(18,895)
Investment in Affiliates Insurance Company	(20)	—
Proceeds from disposition of property and equipment held for sale	6,179	12,734
Cash used in investing activities	(5,142)	(6,170)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	10,557	35,725
Repayments of borrowings on credit facilities	(13,350)	(20,463)
Purchase and retirement of convertible senior notes	—	(20,000)
Repayments of mortgage notes payable	(38)	(37)
Cash used in financing activities	(2,831)	(4,775)

Change in cash and cash equivalents during the period	7,265	12,288
Cash and cash equivalents at beginning of period	11,299	16,138
Cash and cash equivalents at end of period	$18,564	$28,426

Supplemental cash flow information:
Cash paid for interest	$193	$353
Cash paid for income taxes	$189	$427

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, which we refer to as the Company, we, us and our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For discussion of our liquidity and capital resources see Item 2 of this quarterly report. Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  Material changes are limited to presenting accrued self insurance obligations separately from other current liabilities and presenting community fees separately from other long term liabilities.  These reclassifications had no effect on net income or shareholders’ equity.

We operate senior living communities, including independent communities, assisted living facilities and skilled nursing facilities, or SNFs.  As of March 31, 2010, we leased or owned and operated 217 senior living communities containing 22,878 living units, including 170 primarily independent and assisted living communities with 18,638 living units and 47 SNFs with 4,240 living units.

Of our 170 primarily independent and assisted living communities, we:

•                  leased 143 communities containing 16,466 living units from Senior Housing Properties Trust, or SNH, our former parent;

•                  leased four communities with 200 living units from Health Care Property Investors, or HCPI; and

•                  owned 23 communities with 1,972 living units.

Of our 47 SNFs, we:

•                  leased 45 facilities with 3,969 living units from SNH; and

•                  owned two facilities with 271 living units.

In aggregate, our 217 senior living communities included 6,315 independent living apartments, 10,374 assisted living suites and 6,189 skilled nursing units.  Excluded from the preceding data are two assisted living communities containing 173 living units leased from SNH that we have classified as discontinued operations.

We also operate two rehabilitation hospitals with 321 beds that we lease from SNH.  Our two rehabilitation hospitals provide inpatient services at the two hospitals and three satellite locations.  In addition, we operate 13 outpatient clinics affiliated with these rehabilitation hospitals.  We also own and operate six institutional pharmacies.

Note 2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update requires reporting entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Level 3 fair values. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010.

In February, the FASB issued an update to the disclosure requirements relating to subsequent events to exclude the requirement to disclose the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or available to be issued.

The adoption of these updates does not, and is not expected to, cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment, at cost, consists of the following:

	March 31, 2010	December 31, 2009
Land	$14,774	$14,774
Buildings and improvements	152,957	151,392
Furniture, fixtures and equipment	67,005	62,678
	234,736	228,844
Accumulated depreciation	(40,071)	(36,102)
	$194,665	$192,742

As of March 31, 2010 and December 31, 2009, we had assets of $7,371 and $6,944, respectively, included in our property and equipment that we intend to sell to SNH as permitted by our leases.

Note 4. Comprehensive Income

Comprehensive income for the three months ended March 31, 2010 and 2009 is summarized below:

	Three months ended March 31,
	2010	2009
Net income	$4,085	$25,372
Net change in unrealized appreciation of investments	921	988
Comprehensive income	$5,006	$26,360

Note 5.  Financial Data by Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent communities, assisted living facilities and SNFs, which are subject to centralized oversight functions and provide housing and services generally to elderly customers.  Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business, but we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities.  All of our

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

operations and assets are located in the United States, except for our captive insurance company, which participates in our workers’ compensation and liability insurance programs and is located in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest and other income, interest and other expense, and certain corporate expenses.

Our revenues by segments and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations for the three months ended March 31, 2010 and 2009 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended March 31, 2010
Revenues	$266,702	$24,052	$19,577	$310,331
Segment expenses:
Operating expenses	199,246	22,657	19,022	240,925
Rent expense	44,799	2,424	—	47,223
Depreciation and amortization	3,097	30	972	4,099
Total segment expenses	247,142	25,111	19,994	292,247

Segment operating profit (loss)	19,560	(1,059)	(417)	18,084
General and administrative expenses(2)	—	—	(13,147)	(13,147)
Operating income (loss)	19,560	(1,059)	(13,564)	4,937
Interest, dividend and other income	28	—	635	663
Interest and other expense	(199)	—	(573)	(772)
Unrealized gain on investments in trading securities	—	—	669	669
Unrealized loss on UBS put right related to auction rate securities	—	—	(670)	(670)
Equity in losses of Affiliates Insurance Company	—	—	(28)	(28)
Provision for income taxes	—	—	(493)	(493)
Income (loss) from continuing operations	$19,389	$(1,059)	$(14,024)	$4,306

Total Assets as of March 31, 2010	$258,293	$15,580	$139,113	$412,986

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended March 31, 2009
Revenues	$250,887	$24,694	$18,265	$293,846
Segment expenses:
Operating expenses	188,551	22,899	18,373	229,823
Rent expense	41,171	2,786	—	43,957
Depreciation and amortization	3,154	37	983	4,174
Total segment expenses	232,876	25,722	19,356	277,954

Segment operating profit (loss)	18,011	(1,028)	(1,091)	15,892
General and administrative expenses(2)	—	—	(12,442)	(12,442)
Operating profit (loss)	18,011	(1,028)	(13,533)	3,450
Interest, dividend and other income	272	—	859	1,131
Interest and other expense	(201)	—	(979)	(1,180)
Unrealized gain on investments in trading securities	—	—	3,516	3,516
Unrealized loss on UBS put right related to auction rate securities	—	—	(3,526)	(3,526)
Gain on early extinguishment of debt	—	—	25,125	25,125
Impairment of investments in available for sale securities	—	—	(2,947)	(2,947)
Provision for income taxes	—	—	(516)	(516)
Income (loss) from continuing operations	$18,082	$(1,028)	$7,999	$25,053

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

Note 6. Goodwill, Other Intangible and Long Lived Assets

The changes in the carrying amount of goodwill and other intangible assets as of March 31, 2010 and 2009 are as follows:

	Senior Living Communities(1)	Corporate and Other(2)	Total
Balance as of January 1, 2010	$11,793	$4,389	$16,182

Intangibles’ amortization during period	(31)	(90)	(121)

Balance as of March 31, 2010	11,762	4,299	16,061

(1)          Goodwill and other intangible assets in our senior living communities relate to management agreements and                           trademarks we acquired in connection with one of the leases we initiated with SNH in 2009 and goodwill we recorded with our senior living community acquisitions in previous years.

(2)          Intangible assets in our corporate and other segment relate to the cost of customer agreements we acquired with our pharmacy acquisitions.

Note 7.  Income Taxes

Because we have historically reported losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  When we believe that we will more likely than not realize the benefit of our deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statement of income, which will affect our results of operations.  As of December 31, 2009, our federal net operating loss carry forward was approximately $117,602.  Our net operating loss carry forwards, which begin to expire in 2024 if unused, are subject to audit and adjustment by the Internal Revenue Service.

For the three months ended March 31, 2010, we recognized tax expenses of $493, which primarily represents tax expense for state taxes that are payable without regard to our tax loss carry forwards.

Note 8.  Earnings Per Share

We computed basic earnings per share, or EPS, for the three months ended March 31, 2010 and 2009 using the weighted average number of shares outstanding during the periods.  Diluted EPS for the periods ended March 31, 2010 and 2009, reflects additional common shares, related to our convertible senior notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include approximately 436,010 and 398,020 unvested shares as of March 31,

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

2010 and 2009, respectively, issued to our officers and others under our 2001 Stock Option and Stock Incentive Plan.

The following table provides a reconciliation of income (loss) from continuing and discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended March 31,
	2010			2009
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$4,306	35,669	$0.12	$25,053	32,206	$0.78
Effect of convertible senior notes	433	3,823		723	6,153
Diluted income from continuing operations	$4,739	39,492	$0.12	$25,776	38,359	$0.67
Diluted (loss) income from discontinued operations	$(221)	39,492	$—	$319	38,359	$0.01

Note 9.  Fair Values of Assets and Liabilities

The table below presents the assets and liabilities measured at fair value at March 31, 2010, categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long lived assets held for sale (1)	$7,371	$—	$7,371	$—
Trading securities (2)	60,580	—	—	60,580
UBS Put Right(3)	7,652	—	—	7,652
Available for sale securities (4)
Equity securities
Financial services industry	9,303	9,303	—	—
REIT industry	2,756	2,756	—	—
Insurance industry	2,034	2,034	—	—
Other	1,935	1,935	—	—
Total equity securities	16,028	16,028	—	—
Debt securities
International convertible bond fund	201	201	—	—
International bond fund	1,872	1,872	—	—
Total debt securities	2,073	2,073	—	—
Total available for sale securities	18,101	18,101	—	—

Total	$93,704	$18,101	$7,371	$68,232

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

(2) Our investments in trading securities consist of auction rate securities, or ARS, which are primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  Due to events in the credit markets, auctions for our ARS failed starting in the first quarter of 2008 and there is currently no market, or a very illiquid market, in which we might sell these securities.  We measured the fair value of these securities by reference to a statement provided by UBS AG, or UBS, that was calculated with the assistance of a valuation model.  This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate discount rate.  The analysis also included a comparison, when possible, to observable market data of securities with characteristics similar to our ARS.  We reviewed the components of, and calculations made under, UBS’s model.  Due to the changes in fair value for our ARS for the three months ended March 31, 2010 and 2009, we have recorded an unrealized gain of $669 and $3,516, respectively. We have entered a settlement agreement with UBS related to our investment in ARS.  Pursuant to this agreement we have the right to require UBS to acquire our ARS at par value on or about June 30, 2010, or the UBS Put Right.  We expect to exercise the UBS Put Right on or about June 30, 2010.

(3) We valued the UBS Put Right by taking into consideration the fair value of our ARS, the amounts outstanding on our loan with UBS and a factor representing our credit party risk with UBS.  The largest risk associated with the UBS Put Right is the continued financial solvency of UBS. The value of the UBS Put Right typically fluctuates inversely with the value of the ARS that we hold.  The increase in value of our ARS for the three months ended March 31, 2010 caused an unrealized loss of $670 in the value of the UBS Put Right.  We elected the fair value option since we expect that, other than changes in UBS’s credit default swap rate and our borrowings on the UBS non-recourse credit facility, the changes in fair value of the UBS Put Right will be offset by the fair value change in the ARS.  We include the UBS Put Right in current assets because we expect to exercise the UBS Put Right on or about June 30, 2010.

(4) Investments in available for sale securities are carried at fair value utilizing quoted market prices with changes in fair value recorded in other comprehensive income and have an amortized cost of $12,518 as of March 31, 2010 and December 31, 2009.

When a change in fair value of available for sale securities is deemed temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  As of March 31, 2010 and 2009, these securities had unrealized gains of $5,596 and $227 and unrealized losses of $13 and $741, respectively.  If we determine that a valuation adjustment results in an “other than temporary impairment”, we would record a charge to earnings.  We determine the estimated fair value of our available for sale investments by reviewing the current market price, the ratings of the security, the financial condition of the obligor and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.  In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the investment’s cost basis for an extended period.  However, the presumption may be overcome if there is persuasive evidence indicating the decline is temporary in nature, such as if the operating performance of the obligor is strong or the market price of the security is historically volatile.  During the three months ended March 31, 2009, we recorded an “other than temporary impairment” of $2,947, due to economic conditions at that time involving the companies that issued the securities we held.  Unrealized gains earned on our available for sale investments are recorded in other comprehensive income for the current period and will be recorded in the statement of income when the investments are sold.  At March 31, 2010, four of the securities we hold are in a loss position that has ranged from one to 39 months and have accumulated losses of $13.  We consider these investments temporarily impaired since we believe we have the ability, and maintain our intent, to hold these investments until recovery of their market value occurs.

The table below presents the change in fair value measurements that used Level 3 inputs for the three months ended March 31, 2010:

	Investments in trading securities	UBS Put Right
Balance at December 31, 2009	$65,961	$8,322
Sale of trading securities	(6,050)	—
Change in value recognized in earnings	669	(670)
Balance at March 31, 2010	$60,580	$7,652

There were no transfers into or out of securities valued using Level 3 inputs during the periods.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Our financial instruments are limited to cash and cash equivalents, accounts receivable, trading and available for sale securities, accounts payable, mortgage notes payable, the UBS Put Right and our convertible senior notes due in 2026, or the Notes.  As of March 31, 2010 we believe that the fair values of our current financial instruments approximate their reported carrying amounts.

The carrying values and fair values of non-current financial instruments are shown in the following table.

	As of March 31, 2010		As of December 31, 2009
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term financial assets:
Restricted cash and investments(1)	$10,041	$10,041	$10,567	$10,567
Equity investment in Affiliates Insurance Company(2)	4,992	4,992	5,000	5,000
Total long term financial assets	$15,033	$15,033	$15,567	$15,567

Long term financial liabilities:
Mortgage notes payable(1)	12,243	12,243	12,284	12,284
Convertible senior notes(3)	49,707	39,766	49,707	37,777
Total long term financial liabilities	$61,950	$52,009	$61,991	$50,061

(1) The carrying value of our restricted cash and investments and our mortgage notes payable approximate fair value.

(2) We measured the fair value of our equity investment in Affiliates Insurance Company, or Affiliates Insurance, by considering, among other things, the individual assets and liabilities held by Affiliates Insurance, Affiliates Insurance’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

(3) We estimate the fair value of our Notes using quoted market data for these securities.

Note 10.  Indebtedness

On March 18, 2010, we entered into a $35,000 revolving line of credit and security agreement, or our Credit Agreement, to replace our prior $40,000 revolving line of credit that was scheduled to expire in May 2010.  Our Credit Agreement terminates on March 18, 2013, when all amounts outstanding thereunder are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts payable under our Credit Agreement upon the occurrence and continuation of certain events of default.  As of March 31, 2010 and May 3, 2010, no amounts were outstanding and $35,000 was available to be borrowed under our Credit Agreement. As of March 31, 2010 and May 3, 2010, we believe we are in compliance with all applicable covenants under our Credit Agreement. Interest expense and other associated costs related to our Credit Agreement and our prior revolving line of credit were $63 and $39 for the three months ended March 31, 2010 and 2009, respectively.

Pursuant to our settlement agreement with UBS, we have a non-recourse credit facility with UBS which is available for acquisitions, working capital and general business purposes. The amount we are able to borrow at any time is 75% of the market value of the ARS which are collateral for the facility; accordingly, the amount available to be

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

borrowed may vary over time. The interest rate under this credit facility also varies depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 125 basis points.  As of March 31, 2010 and May 3, 2010, we had $36,348 and $33,253 outstanding under this credit facility, respectively, and approximately $9,087 and $12,145 available to be borrowed as of March 31, 2010 and May 3, 2010, respectively.  As of March 31, 2010 and May 3, 2010, we believe we are in compliance with all applicable covenants under this revolving credit facility. Interest expense and other associated costs related to this facility were $56 and $69 for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, we had $49,707 principal amount of the Notes outstanding, that were issued pursuant to an indenture in October 2006.  These Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year.  These Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  These Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase some or all of these Notes on October 15 of each of 2013, 2016 and 2021.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  Interest expense and other associated costs on the outstanding Notes were $454 and $871 for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010 and May 3, 2010, we believe we are in compliance with all applicable covenants of this indenture.

During the three months ended March 31, 2009, we purchased and retired $46,500 par value of our outstanding Notes that we had purchased for $20,000, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt of $25,125, net of related unamortized costs.

At March 31, 2010, three of our communities were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgage debts totaling $12,403 that contain standard HUD mortgage covenants.  The weighted average interest rate on these loans was 6.23%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  Mortgage interest expense, including premium amortization, under these debts was $199 and $202 for the three months ended March 31, 2010 and 2009, respectively.

Note 11. Off Balance Sheet Arrangements

As of March 31, 2010, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, material joint ventures or partnerships, except for the pledge of certain of our assets (e.g., accounts receivable) with a carrying value of $11,434 arising from our operation of 28 properties owned by SNH and leased to us to secure SNH’s borrowings from the Federal National Mortgage Association pursuant to a lease realignment agreement we entered into with SNH in August 2009.

Note 12. Related Person Transactions

During the three months ended March 31, 2010 and 2009 we recorded rent expense of $46,896 and $43,747, respectively, under our leases with SNH.  During the three months ended March 31, 2010, pursuant to the terms of our leases with SNH, SNH purchased $6,179 of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $495.

As of March 31, 2010, we have invested $5,154 in Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services.  All of our directors are currently serving on the board of directors of Affiliates Insurance.  At March 31, 2010, we owned approximately 14.29% of Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

because we believe that we have significant influence over Affiliates Insurance because each of our directors is a director of Affiliates Insurance.  This investment had a carrying value of $4,992 and $5,000 as of March 31, 2010 and December 31, 2009, respectively.  During the first quarter of 2010, we recognized a loss of $28 related to this investment.

We were formerly a 100% owned subsidiary of SNH.  RMR provides management services to both us and SNH.  One of our Managing Directors is also a Managing Trustee of SNH and the majority owner of RMR.  For more information about our dealings with our Managing Directors, SNH, RMR, and their affiliates, including Affiliates Insurance, and about the risks which may arise as a result of these related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2009.

Note 13.  Discontinued Operations

In March 2007, we agreed with SNH that it should sell two assisted living communities in Pennsylvania, which we lease from SNH.  We and SNH are in the process of selling these assisted living communities and, if they are sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

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

We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Revenues	$638	$2,995
Expenses	(859)	(2,676)
Net loss	$(221)	$319

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent communities, assisted living facilities and SNFs.  Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business, but we report our institutional pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for our captive insurance company, which participates in our workers’ compensation and liability insurance programs and is located in the Cayman Islands.

We use segment operating profit as an important measure to evaluate our performance and for business decision making purposes.  Segment operating profit excludes interest, dividend and other income, interest and other expense and certain corporate expenses.

Key Statistical Data For the Three Months Ended March 31, 2010 and 2009:

The following tables present a summary of our operations for the three months ended March 31, 2010 and 2009:

Senior living communities:

	Three months ended March 31,
(dollars in thousands, except average daily rate)	2010	2009	$ Change	% Change
Senior living revenue	$266,702	$250,887	$15,815	6.3%
Senior living wages and benefits	(133,791)	(127,186)	(6,605)	(5.2)%
Other senior living operating expenses	(65,455)	(61,365)	(4,090)	(6.7)%
Rent expense	(44,799)	(41,171)	(3,628)	(8.8)%
Depreciation and amortization expense	(3,097)	(3,154)	57	1.8%
Interest and other expense	(199)	(201)	2	1.0%
Interest, dividend and other income	28	272	(244)	(89.7)%
Senior living income from continuing operations	$19,389	$18,082	$1,307	7.2%

No. of communities (end of period)	217	206	11	5.3%
No. of living units (end of period)	22,878	21,926	952	4.3%
Occupancy %	86.2%	86.7%	n/a	(0.5)%
Average daily rate	$149.09	$145.07	$4.02	2.8%
Percent of senior living revenue from Medicare	14.3%	14.8%	n/a	(0.5)%
Percent of senior living revenue from Medicaid	15.7%	15.8%	n/a	(0.1)%
Percent of senior living revenue from private and other sources	70.0%	69.4%	n/a	0.6%

Comparable communities (senior living communities that we have operated continuously since January 1, 2009):

	Three months ended March 31,
(dollars in thousands, except average daily rates)	2010	2009	$ Change	% Change
Senior living revenue	$255,642	$250,887	$4,755	1.9%
Senior living wages and benefits	(128,291)	(127,186)	(1,105)	(0.9)%
Other senior living operating expenses	(62,941)	(61,365)	(1,576)	(2.6)%
No. of communities (end of period)	206	206	n/a	—
No. of living units (end of period)	21,926	21,926	n/a	—
Occupancy %	86.1%	86.7%	n/a	(0.6)%
Average daily rate	$149.22	$145.07	$4.15	2.9%
Percent of senior living revenue from Medicare	14.7%	14.8%	n/a	(0.1)%
Percent of senior living revenue from Medicaid	16.0%	15.8%	n/a	0.2%
Percent of senior living revenue from private and other sources	69.3%	69.4%	n/a	(0.1)%

Rehabilitation hospitals:

	Three months ended March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Rehabilitation hospital revenues	$24,052	$24,694	$(642)	(2.6)%
Rehabilitation hospital expenses	(22,657)	(22,899)	242	1.1%
Rent expense	(2,424)	(2,786)	362	13.0%
Depreciation and amortization expense	(30)	(37)	7	18.9%
Rehabilitation hospital loss from continuing operations	$(1,059)	$(1,028)	$(31)	(3.0)%

Corporate and Other:(1)

	Three months ended March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Institutional pharmacy revenue	$19,577	$18,265	$1,312	7.2%
Institutional pharmacy expenses	(19,022)	(18,373)	(649)	(3.5)%
Depreciation and amortization expense	(972)	(983)	11	1.1%
General and administrative expense(2)	(13,147)	(12,442)	(705)	(5.7)%
Unrealized gain on investments in trading securities	669	3,516	(2,847)	(81.0)%
Unrealized loss on UBS put right related to auction rate securities	(670)	(3,526)	2,856	81.0%
Equity in losses of Affiliates Insurance Company	(28)	—	(28)	—
Gain on early extinguishment of debt	—	25,125	(25,125)	(100.0)%
Impairment on investments in available for sale securities	—	(2,947)	2,947	100.0%
Interest, dividend and other income	635	859	(224)	(26.1)%
Interest and other expense	(573)	(979)	406	41.5%
Provision for income taxes	(493)	(516)	23	4.5%
Corporate and Other (loss) income from continuing operations	$(14,024)	$7,999	$(22,023)	(275.3)%

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

Consolidated:

	Three months ended March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Summary of revenue:
Senior living revenue	$266,702	$250,887	$15,815	6.3%
Rehabilitation hospital revenue	24,052	24,694	(642)	(2.6)%
Corporate and other	19,577	18,265	1,312	7.2%
Total revenue	$310,331	$293,846	$16,485	5.6%

Summary of income from continuing operations:
Senior living communities	$19,389	$18,082	$1,307	7.2%
Rehabilitation hospitals	(1,059)	(1,028)	(31)	(3.0)%
Corporate and other	(14,024)	7,999	(22,023)	(275.3)%
Income from continuing operations	$4,306	$25,053	$(20,747)	(82.8)%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Senior living communities:

The 6.3% increase in senior living revenue for the three months ended March 31, 2010 was due primarily to revenues from the 11 communities we began to operate during the fourth quarter of 2009 plus increased per diem charges to residents, offset by a decrease in occupancy.  The 1.9% increase in senior living revenue at the communities that we have operated continuously since January 1, 2009, or our comparable communities, was due primarily to increased per diem charges to residents, offset by a decrease in occupancy.

Our 5.2% increase in senior living wages and benefits costs for the three months ended March 31, 2010 was primarily due to wages and benefits from the communities we began to operate during the fourth quarter of 2009 and higher than historical workers compensation costs at our comparable communities.  The 6.7% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from expenses at the communities we began to operate during the fourth quarter of 2009.  The senior living wages and benefits costs for our comparable communities increased by 0.9% due primarily to moderate wage increases and higher than historical workers compensation costs.  Other senior living operating costs at our comparable communities increased by 2.6% due primarily to increases in food and other purchased service expenses.  The 8.8% rent expense increase was primarily due to the addition of 11 communities that we began to lease during the fourth quarter of 2009 and our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2009.

The 1.8% decrease in depreciation and amortization expense for the three months ended March 31, 2010 was primarily attributable to the sale of certain personal property to SNH, offset by higher depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Our interest, dividend and other income decreased by 89.7% for the three months ended March 31, 2010 primarily as a result of having less investable cash and lower yields realized on our investments.

Rehabilitation hospitals:

The 2.6% decrease in rehabilitation hospital revenues for the three months ended March 31, 2010 was primarily due to a decrease in occupancy.

The 1.1% decrease in rehabilitation hospital expenses for the three months ended March 31, 2010 was primarily due to decreases in labor and benefit expenses due to a decrease in occupancy.

The 13.0% decrease in rent expense for the three months ended March 31, 2010 was due to rent reductions pursuant to a lease realignment agreement we entered with SNH in August 2009, offset by our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH after April 1, 2009.

Corporate and other:

The 7.2% increase in institutional pharmacy revenues for the three months ended March 31, 2010 was primarily due to adding new customers, partially offset by decreased revenues per prescription due to a higher percentage of sales of generic drugs.

The 3.5% increase in institutional pharmacy expenses for the three months ended March 31, 2010 was primarily the result of increases in cost of sales, due to higher pharmacy sales and increased labor and benefit expenses associated with servicing additional customers.

The 5.7% increase in general and administrative expenses for the three months ended March 31, 2010 was primarily the result of increased regional support costs and expenses associated with communities we began to operate during the fourth quarter of 2009 as well as wage increases.

Our interest, dividend and other income decreased by 26.1% for the three months ended March 31, 2010 primarily as a result of having less investable cash and lower yields realized on our investments.

Our interest and other expense decreased by 41.5% primarily as a result of our purchase and retirement of $76.8 million of our outstanding Notes since January 1, 2009.

During the three months ended March 31, 2010, we recognized an unrealized gain of $669,000 on investments in trading securities principally related to our holdings of ARS offset by an unrealized loss of $670,000 on the value of the UBS Put Right.

During the three months ended March 31, 2009, we recognized an unrealized gain of $3.5 million on investments in trading securities principally related to our holdings of ARS offset by an unrealized loss of $3.5 million on the value of the UBS Put Right.

During the three months ended March 31, 2009, we recognized a loss due to an “other than temporary impairment” of $2.9 million on investments in securities held by our captive insurance company.

During the three months ended March 31, 2009, we purchased and retired $46.5 million par value of our outstanding Notes for $20.0 million plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt of $25.1 million, net of related unamortized costs.

For the three months ended March 31, 2010, we recognized tax expense of $493, which primarily represents tax expense for state taxes that are payable without regard to our tax loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2010, we generated $15.5 million of cash from continuing operations.  As of March 31, 2010, we had unrestricted cash and cash equivalents of $18.6 million.  We had no amounts outstanding on our $35.0 million revolving line of credit and $9.1 million available to be drawn under our line of credit with UBS.  We believe that our operations will continue to provide us with adequate cash flow to run our businesses and invest in and maintain our properties.  If, however, our occupancy continues to decline and we are unable to generate positive cash flow for an extended period of time, we will attempt to further reduce costs across the company and to borrow additional funds under our outstanding lines of credit.

Auction Rate Securities

At March 31, 2010, we had $60.6 million invested in student loan ARS with a par value of $68.4 million.  We had intended to use the funds which we invested in ARS to invest in potential acquisitions.  Accordingly, these funds are not needed to fund our current operations.  Based upon our expected operating cash flows and other sources of operating cash, we do not expect the failure of auctions affecting our ARS holdings to have a material adverse impact upon our day to day operations or our ability to meet our liquidity needs.

In November 2008, we entered into a settlement with UBS regarding our ARS.  The settlement was made in connection with UBS’s settlement with the U.S. Securities and Exchange Commission, or the SEC, the New York Attorney General and other state agencies related to UBS’s sale and marketing of ARS.  Under the terms of the settlement, we obtained the UBS Put Right pursuant to which we may require UBS to repurchase our ARS at 100% of par value (including accrued and unpaid interest, if any) at our option during the period beginning June 30, 2010 and ending July 2, 2012.  In certain circumstances, UBS has the right to purchase these securities earlier at par. As part of the settlement terms, we released UBS from all claims arising from its marketing of the ARS to us.  In connection with the settlement, UBS provided us with a non-recourse credit facility secured by our investments in these ARS of up to 60% of the market value of the ARS from time to time.  In December 2009, UBS increased the principal amount available to us from 60% to 75% of the market value of the ARS.  As of March 31, 2010, the estimated fair value of our investment in ARS was $60.6 million.  We had borrowings of $36.3 million outstanding under the credit facility leaving approximately $9.1 million available to borrow.  Our interest rate under the credit facility varies depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 125 basis points.

We valued the UBS Put Right by taking into consideration the fair value of our ARS, the amounts outstanding on our loan with UBS and a factor representing our credit party risk with UBS.  The largest risk associated with the UBS Put Right is the continued financial solvency of UBS. The value of the UBS Put Right typically fluctuates inversely with the value of the ARS that we hold.  We include the UBS Put Right in current assets due to our expectation of exercising the UBS Put Right on or about June 30, 2010.  During the three months ended March 31, 2010 we had an unrealized gain of $669,000 on our investments in ARS and we recognized a corresponding $670,000 decrease in the fair value of the UBS Put Right.

Assets and Liabilities

Our total current assets at March 31, 2010 were $182.6 million, compared to $184.5 million at December 31, 2009.  At March 31, 2010, we had cash and cash equivalents of $18.6 million compared to $11.3 at December 31, 2009.  Our current liabilities were $175.3 million at March 31, 2010 compared to $178.2 million at December 31, 2009.  The increase in cash and cash equivalents is primarily the result of selling at par value $6.1 million of our ARS during the first quarter of 2009 and cash flow generated from operations.

We had cash flows from continuing operations of $15.5 million for the three months ended March 31, 2010 compared to $21.8 million for the same period in 2009.  Acquisitions of property plant and equipment, on a net basis after considering the proceeds from sales of fixed assets to SNH, were $5.9 million and $6.2 million for the three months ended March 31, 2010 and 2009, respectively.

Our Leases with SNH

Our total annual minimum rent payable to SNH as of March 31, 2010 was $184.9 million, excluding percentage rent based on increases in gross revenues at certain properties.  We paid approximately $1.0 million and $640,000 in percentage rent to SNH for the three months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010, pursuant to the terms of our leases with SNH, SNH purchased $6.2 million of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $495,000.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.

During the past two years, our occupancy has been negatively affected by weak economic conditions throughout the country.  These conditions have impacted many companies both within and outside of our industry and it is unclear when current economic conditions, especially the housing market, may materially improve.  Although many of the services we provide are needs driven, some of those needs may be deferred during recessions; for example, relocating to a senior living community may be delayed when sales of houses are delayed.

At some of our senior living communities (principally our SNFs) and at our rehabilitation hospitals and clinics, operating revenues for skilled nursing and rehabilitation services are received from the Medicare and Medicaid programs.  We derived 32.7% and 33.6% of our combined senior living and rehabilitation hospital revenues from these programs during the three months ended March 31, 2010 and 2009, respectively.

Our net Medicare revenues from services to senior living community residents totaled $37.9 million and $36.7 million for the three months ended March 31, 2010 and 2009, respectively.  Our net Medicaid revenues from services to senior living community residents totaled $41.4 million and $39.3 million for the three months ended March 31, 2010 and 2009, respectively.  These Medicare and Medicaid revenues are primarily received at our SNFs.  The Federal Centers for Medicare and Medicaid Services, or CMS, has recently adopted rules that it estimates will decrease aggregate Medicare payments to SNFs by approximately 1.1% in federal fiscal year 2010.  These rules took effect on October 1, 2009.  These estimates of reductions in aggregate Medicare payments to SNFs for federal fiscal year 2010 may change due to actions of Congress or CMS.  In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.

Approximately 63.3% and 63.4% of our revenues from our rehabilitation hospitals came from the Medicare and Medicaid programs for the three months ended March 31, 2010 and 2009, respectively.  On October 1, 2007, the Medicare rates at our inpatient rehabilitation facilities, or IRFs, for federal fiscal year 2008 increased by approximately 3.2% over rates for the prior fiscal year.  However, this increase was later rescinded and, for payments on and after April 1, 2008, the Medicare rate increase was reset to zero percent for federal fiscal years 2008 and 2009.  Effective on July 1, 2008, CMS issued a rule updating the Medicare IRF prospective rate formulas for the federal fiscal year 2009 and subsequent years.  The rule revised the weights assigned to patient case mix groups that are used to calculate rates under the IRF prospective payment system, and reset the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for the year.  Outlier cases are those which incur extraordinary high costs.  CMS recently adopted an increase of approximately 2.5% to Medicare prospective payment rates at IRFs for the 2010 fiscal year effective October 1, 2009, to account for inflation and set the outlier limits at 3% of total estimated IRF payments.  However, effective for discharges on and after April 1, 2010, this increase to 2010 IRF Medicare payment rates is reduced by 0.25% under the Patient Protection and Accountable Care Act, adopted in March 2010.  CMS has also adopted regulations clarifying the coverage criteria for Medicare payments in IRFs, effective January 1, 2010.

Federal agencies and some members of Congress have proposed Medicare and Medicaid policy changes and freezes on rate increases or rate reductions to be phased in during the next several years.  The current economic conditions are causing budget shortfalls in many states, increasing the likelihood of Medicaid rate reductions, freezes on rate increases, or increases that are insufficient to offset increasing operating costs.  The new comprehensive health care reform law described below includes policy changes and provisions that may result in reduced Medicare rates of payment for SNFs and IRFs or a failure of such rates to cover our cost increases over the next several years.  The magnitude of the potential Medicare and Medicaid rate reductions or changes and the impact on us of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of the future and potential Medicare and Medicaid policy changes, cannot currently be estimated, but they may be material to our operations and may affect our future results of operations.

In May 2004, CMS issued the “75% Rule” establishing revised Medicare criteria that rehabilitation hospitals are required to meet in order to participate as IRFs in the Medicare program.  As recently amended, the rule requires that for cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatient population must require intensive rehabilitation services for one of the CMS’s designated medical conditions.  The rule is now commonly known as the “60% Rule”.  An IRF that fails to meet the requirements of this rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. As of March 31, 2010 and May 3, 2010, we believe our IRFs are in compliance with the CMS requirements to remain IRFs.  However, the actual percentage of patients at our IRFs who meet these Medicare requirements may not be or remain as high as we believe or may decline.  Our failure to remain in compliance with CMS requirements to be paid as an IRF, if it occurs, will result in our receiving lower Medicare rates than we currently receive at our IRFs.

On March 23, 2010, President Obama signed a comprehensive health care law, H.R. 3590, the Patient Protection and Affordable Care Act, or PPACA.  A week later, President Obama signed H.R. 4872, the Health Care and Education Affordability Reconciliation Act of 2010, amending PPACA.  As amended, PPACA contains insurance changes, payment systems changes, and healthcare delivery systems changes, with the stated intention to expand access to health insurance coverage and simultaneously reduce the growth of healthcare expenditures while maintaining or improving healthcare quality.  Under PPACA, most individuals will be required to have or purchase qualifying employer based or individual health insurance plans beginning in 2014.  Premium and cost sharing tax credits will be available to assist people with low incomes to purchase health insurance, Medicaid eligibility will be expanded to more low income individuals, statewide and regional insurance exchanges will be established to expand access to standardized health insurance plans, and employers with more than 50 employees will be subject to financial penalties if any of their full time employees receive premium credits to purchase health insurance through an exchange.  At this time it is unclear if all or any of the stated intentions of the PPACA, some of which are intuitively contradictory, can or will be achieved.

Health insurance plans generally do not provide significant coverage for long term care services, including SNF services.  PPACA includes provisions allowing employed individuals to purchase government sponsored long term care insurance, which would entitle participating individuals after a five year vesting period to receive limited

insurance benefits for long term care services such as home based or nursing facility services and support services.   PPACA includes several other initiatives designed to encourage the development of home and community based long term care services rather than institutional long term care services under Medicaid.  At this time it is unclear what impact these provisions may have on our business, but these impacts may be adverse and material.

Under PPACA, beginning in fiscal year 2012, the Medicare SNF and IRF market basket adjustments for inflation will be reduced by a productivity adjustment equal to the ten year moving average of changes in annual economy wide non-farm business productivity as projected by the Secretary of the Department of Health and Human Services, or HHS, that may result in payment rates for a fiscal year being less than for the preceding fiscal year.  Also under PPACA, the Medicare IRF market basket adjustment for inflation is reduced by 0.25% for fiscal years 2010 and 2011, effective for discharges on and after April 1, 2010.  Future IRF market basket adjustments will also be reduced, by 0.1% for fiscal years 2012 and 2013, 0.3% for fiscal year 2014, 0.2% for fiscal years 2015 and 2016, and 0.75% for fiscal years 2017 through 2019.  We presently are unable to predict the impact of these productivity adjustments on Medicare rates for SNFs and IRFs, but their impact may be adverse and material to our operations and our future financial results of operations.

To reduce the rate of growth of Medicare spending, PPACA establishes an Independent Payment Advisory Board, or the Board, to submit legislative proposals to Congress.  If five year Medicare per capita spending exceeds a target growth rate, then beginning in 2015, the Board will submit recommendations to reduce spending growth.  Beginning in 2018, and for IRFs in 2020, if Medicare per capita spending exceeds targets then in effect, the Board will submit biennial proposals to the President and Congress for expedited consideration.  If Congress and the President fail to act on the proposals, they would go into effect by an established deadline.  When and if such spending reductions take effect they may be adverse and material to our financial results.

The process to allow medically necessary exceptions to Medicare Part B outpatient rehabilitation therapy caps has been extended by PPACA through December 31, 2010.  Expiration of the exceptions process may result in a reduction in our outpatient rehabilitation therapy revenues in 2011.  Also our Medicare Part B outpatient therapy rates are tied to the Medicare Physician Fee Schedule that is scheduled to be reduced by 21% on May 31, 2010, unless Congress extends a zero percent update that effectively postpones the 21% reduction. The zero percent update was extended until March 31, 2010, and on April 15, 2010, President Obama signed H.R. 4871, further extending the zero percent update through May 31, 2010.  Failure to further extend the update would result in a reduction of approximately 21% to our Medicare Part B rates for outpatient therapy services in clinics and SNFs.

Among the initiatives in PPACA that are intended to reduce spending and maintain or improve the quality of Medicare services is a national voluntary Medicare pilot program, to be established by January 1, 2013, to develop and evaluate making a bundled payment for acute inpatient hospital services, physician services, and post-acute care services, including SNF and IRF services, for an episode of care beginning three days before a hospitalization and ending 30 days after discharge.  If the pilot program meets its goals, it would be expanded by January 1, 2016.  PPACA also requires the Secretary of HHS to submit to Congress a value based purchasing plan for SNFs, by October 1, 2011, to include quality measures as a basis for bonuses and public disclosure of performance information on SNFs.  PPACA requires the Secretary of HHS to specify quality measure for IRFs by October 1, 2012, and by fiscal year 2014, IRFs will be required to report on these quality measures, with a 2% reduction in Medicare payment rates for IRFs that fail to make the required reports, and process for making the quality data public.  By January 1, 2016, the Secretary of HHS will begin pilot testing for value based purchasing of IRF services.  PPACA also includes expanded public disclosure requirements for SNFs, enforcement reforms, and increased funding for Medicare and Medicaid program integrity and fraud and abuse control initiatives.

We are unable to predict the impact on us of the insurance reforms, payment reforms, and health care delivery systems reforms contained in and to be developed pursuant to PPACA.  Expanded insurance availability may provide more paying customers for the services we provide.  However, if the changes to be implemented under PPACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be adversely and materially affected.

Debt Financings and Covenants

At March 31, 2010 we had $49.7 million principal amount of Notes outstanding that were issued pursuant to an indenture in October 2006.  These Notes are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  These Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on October 15 of each of 2013, 2016 and 2021.  As of March 31, 2010 and May 3, 2010, we believe we are in compliance with all applicable covenants of this indenture.

During the three months ended March 31, 2009, we purchased and retired $46.5 million par value of our outstanding Notes that we had purchased for $20.0 million, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt of $25.1 million, net of related unamortized costs.

On March 18, 2010, we entered into a $35.0 million revolving line of credit and security agreement, or our Credit Agreement, to replace our prior $40.0 million revolving line of credit that was scheduled to expire in May 2010.  Our Credit Agreement terminates on March 18, 2013, when all amounts outstanding thereunder are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts payable under our Credit Agreement upon the occurrence and continuation of certain events of default.  As of March 31, 2010 and May 3, 2010, no amounts were outstanding and $35.0 million was available under our Credit Agreement. As of March 31, 2010 and May 3, 2010, we believe we are in compliance with all applicable covenants under our Credit Agreement.

Pursuant to our settlement agreement with UBS, we have a non-recourse credit facility with UBS which is available for acquisitions, working capital and general business purposes. The amount we are able to borrow at any time is 75% of the market value of the ARS which are collateral for the facility; accordingly, the amount available to be borrowed may vary over time. The interest rate under this credit facility also varies depending on the interest payable to us on the ARS, but will not exceed LIBOR plus 125 basis points.  As of March 31, 2010 and May 3, 2010, the estimated fair value of our investment in ARS was $60.6 million and $60.5 million, respectively.  We had $36.3 million and $33.3 million outstanding under this credit facility as of March 31, 2010 and May 3, 2010, respectively, and approximately $9.1 million and $12.1 million available to be borrowed as of March 31, 2010 and May 3, 2010, respectively.  As of March 31, 2010 and May 3, 2010, we believe we are in compliance with all applicable covenants under this revolving credit facility.

At March 31, 2010, three of our communities were encumbered by HUD insured mortgages totaling $12.4 million.  The weighted average interest rate on these mortgages is 6.23%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.  As of March 31, 2010 and May 3, 2010, we believe we are in compliance with all covenants of these mortgages.

Off Balance Sheet Arrangements

As of March 31, 2010, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, material joint ventures or partnerships, except for the pledge of certain of our assets (e.g., accounts receivable) arising from our operation of 28 properties owned by SNH and leased to us to secure SNH’s borrowings from the Federal National Mortgage Association pursuant to a lease realignment agreement we entered into with SNH in August 2009.

Related Person Transactions

SNH is our former parent company and beneficially owns approximately 9% of our common shares.  RMR provides management services to both us and SNH.  As of March 31, 2010, we leased 190 of our 219 senior living communities, including two that we report as discontinued operations, and two rehabilitation hospitals from SNH.

Under our leases with SNH, we pay SNH rent based on minimum annual amounts plus percentage amounts based on increases in gross revenues at certain properties.  During the three months ended March 31, 2010, pursuant to the terms of our leases with SNH, SNH purchased $6.2 million of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $495,000.  Our total annual rent payable to SNH under our leases with SNH as of March 31, 2010 was $184.9 million, excluding percentage rent based on increases in gross revenues at certain properties.  Additional information regarding our leases with SNH appears in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2009, or the Annual Report, under in the section captioned “Our SNH Leases”.

RMR continues to provide certain management, administrative and information system services to us under the business management agreement, as amended in January 2010.  During the three months ended March 31, 2010, we invested an additional $20,000 in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services.

For more information about our related person transactions, including our dealings with SNH, HRP, Affiliates Insurance, RMR, our Managing Directors and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in the Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 22, 2010 relating to our 2010 Annual Meeting of Shareholders and in Item 1.01 in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2009.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Changes in market interest rates affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $12.2 million mortgage debt and $49.7 million Notes outstanding on March 31, 2010 would decline by approximately $3.0 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $12.2 million mortgage debt and $49.7 million Notes outstanding on March 31, 2010, would increase by approximately $3.2 million.

Our revolving credit facility bears interest at floating rates and matures on March 18, 2013.  As of March 31, 2010 and May 3, 2010, no amounts were outstanding under this credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $35.0 million were drawn under our credit facility and interest rates above the floor or minimum rate decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $350,000, or $0.01 per share, based on currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

In November 2008, we entered into a non-recourse credit facility with UBS secured by our ARS.  As of March 31, 2010 and May 3, 2010, $36.3 million and $33.3 million, respectively, was outstanding under this credit facility.  We borrow in U.S. dollars and interest rates payable under this non-recourse credit facility vary depending on the interest payable on the ARS, but may not exceed LIBOR plus 125 basis points.  Because the interest we pay on this UBS facility depends, in part, on the interest we earn on our ARS and our interest spread is capped, we do not believe changes in interest are likely to have a material impact upon our cost of borrowings under this UBS facility.

The amount of money we may borrow under this UBS credit facility depends upon the market value of our ARS.  Because our ARS are income securities, it is likely that the market value of our ARS will be affected by changes in interest rates; as interest rates increase the market value of our ARS might decline, and as interest rates decrease the market value on our ARS should increase.  However, there are other factors which might impact the market value of our ARS, such as supply and demand and market liquidity; and, accordingly, we do not believe the impact of interest rate changes upon the value of our ARS and our borrowing capacity under the UBS credit facility can be precisely determined.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS PROFITABLY;

•                  OUR ABILITY TO MEET OUR DEBT OBLIGATIONS;

•                  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER RATE SETTING AND REGULATORY REQUIREMENTS;

•                  THE FINANCIAL CAPACITY OF UBS AG, OR UBS, TO MEET ITS OBLIGATIONS TO US AND TO PURCHASE OUR ARS;

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

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

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, RMR, SNH AND THEIR AFFILIATES; AND

•                  COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL REGULATIONS WHICH COULD AFFECT OUR SERVICES.

FOR EXAMPLE:

•                  IF THE AVAILABILITY OF DEBT CAPITAL BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR TO

REFINANCE OR OBTAIN ADDITIONAL FINANCING ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

•                  UBS MAY BE UNABLE TO PURCHASE OUR ARS AS A RESULT OF ITS FINANCIAL CIRCUMSTANCES OR OTHER CIRCUMSTANCES BEYOND OUR CONTROL;

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

OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009.

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

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: May 4, 2010

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: May 4, 2010