Form 10-Q
period 2010-06-30
FIVE STAR QUALITY CARE INC
filed 2010-07-29
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of July 29, 2010: 35,723,814.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2010

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$25,681	$11,299
Accounts receivable, net of allowance of $6,171 and $5,986 at June 30, 2010 and December 31, 2009, respectively	61,595	61,418
Due from UBS	41,462	—
Investments in trading securities	—	65,961
Investments in available for sale securities, of which $2,467 and $2,809 are restricted as of June 30, 2010 and December 31, 2009, respectively	11,765	11,893
Restricted cash	4,588	5,418
UBS put right related to auction rate securities	—	8,322
Prepaid expenses and other current assets	12,189	20,162
Total current assets	157,280	184,473

Property and equipment, net	194,010	192,742
Equity investment in Affiliates Insurance Company	4,992	5,000
Restricted cash and investments	9,796	10,567
Goodwill and other intangible assets	15,948	16,182
Other long term assets	4,433	4,136
	$386,459	$413,100
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,454	$28,727
Accrued expenses	20,559	20,330
Accrued compensation and benefits	46,914	36,769
Due to affiliates	17,091	17,611
UBS secured revolving credit facility related to auction rate securities	6,264	39,141
Mortgage notes payable	4,606	157
Accrued real estate taxes	9,750	9,263
Security deposit liability	10,801	11,215
Other current liabilities	12,783	14,991
Total current liabilities	149,222	178,204

Long term liabilities:
Mortgage notes payable	7,757	12,284
Convertible senior notes	41,990	49,707
Continuing care contracts	2,363	2,438
Accrued self insurance obligations	23,880	21,833
Other long term liabilities	8,761	9,319
Total long term liabilities	84,751	95,581

Commitments and contingencies

Shareholders’ equity:
Preferred stock: none issued	—	—
Common stock, par value $0.01; 35,723,814 and 35,668,814 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	357	356
Additional paid in capital	297,065	296,654
Accumulated deficit	(150,037)	(162,275)
Unrealized gain on investments in available for sale securities	5,101	4,580
Total shareholders’ equity	152,486	139,315
	$386,459	$413,100

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Senior living revenue	$266,844	$251,007	$531,561	$500,229
Rehabilitation hospital revenue	25,109	25,673	49,161	50,367
Institutional pharmacy revenue	19,913	18,285	39,490	36,550
Total revenues	311,866	294,965	620,212	587,146

Operating expenses:
Senior living wages and benefits	134,239	128,228	266,554	254,106
Other senior living operating expenses	61,002	59,544	125,972	120,454
Rehabilitation hospital expenses	22,960	22,749	45,617	45,648
Institutional pharmacy expenses	19,484	18,288	38,506	36,661
Rent expense	47,426	44,556	94,534	88,461
General and administrative	14,077	13,007	27,224	25,449
Depreciation and amortization	4,156	4,258	8,247	8,422
Total operating expenses	303,344	290,630	606,654	579,201

Operating income	8,522	4,335	13,558	7,945

Interest, dividend and other income	638	784	1,301	1,915
Interest and other expense	(926)	(1,246)	(1,698)	(2,426)
Gain on investments in trading securities	4,187	195	4,856	3,711
(Loss) gain on UBS put right related to auction rate securities	(4,044)	239	(4,714)	(3,287)
Equity in losses of Affiliates Insurance Company	(24)	(109)	(52)	(109)
Gain on early extinguishment of debt	418	6,106	418	31,231
Impairment of investments in available for sale securities	—	—	—	(2,947)

Income from continuing operations before income taxes	8,771	10,304	13,669	36,033
Provision for income taxes	(560)	(993)	(1,053)	(1,509)
Income from continuing operations	8,211	9,311	12,616	34,524
Loss from discontinued operations	(58)	(733)	(378)	(574)

Net income	$8,153	$8,578	$12,238	$33,950

Weighted average shares outstanding - basic	35,700	32,236	35,684	32,221

Weighted average shares outstanding - diluted	39,484	37,728	39,488	38,437

Basic income per share from:
Continuing operations	$0.23	$0.29	$0.35	$1.07
Discontinued operations	—	(0.02)	(0.01)	(0.02)
Net income per share - basic	$0.23	$0.27	$0.34	$1.05

Diluted income per share from:
Continuing operations	$0.22	$0.26	$0.34	$0.93
Discontinued operations	—	(0.02)	(0.01)	(0.01)
Net income per share - diluted	$0.22	$0.24	$0.33	$0.92

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$12,238	$33,950
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,247	8,422
Gain on early extinguishment of debt	(418)	(31,231)
Loss from discontinued operations	378	574
Gain on investments in trading securities	(4,856)	(3,711)
Loss on UBS put right related to auction rate securities	4,714	3,287
Impairment of investments in available for sale securities	—	2,947
Equity in losses of Affiliates Insurance Company	52	109
Gain on available for sale securities	—	(729)
Provision for losses on receivables, net	185	231
Changes in assets and liabilities:
Accounts receivable	(362)	4,126
Prepaid expenses and other assets	7,456	490
Investment in trading securities	32,963	—
Accounts payable and accrued expenses	(8,178)	(4,455)
Accrued compensation and benefits	10,145	9,346
Due to affiliates	(520)	498
Other current and long term liabilities	(721)	148
Cash provided by operating activities	61,323	24,002

Net cash (used in) provided by discontinued operations	(378)	570

Cash flows from investing activities:
Deposits into restricted cash and investment accounts, net	2,662	1,390
Acquisition of property and equipment	(25,091)	(31,108)
Investment in Affiliates Insurance Company	(44)	(5,074)
Proceeds from disposition of property and equipment held for sale	15,810	24,240
Cash used in investing activities	(6,663)	(10,552)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	10,649	48,791
Repayments of borrowings on credit facilities	(43,526)	(30,809)
Purchase and retirement of convertible senior notes	(6,945)	(26,317)
Repayments of mortgage notes payable	(78)	(74)
Cash used in financing activities	(39,900)	(8,409)

Change in cash and cash equivalents during the period	14,382	5,611
Cash and cash equivalents at beginning of period	11,299	16,138
Cash and cash equivalents at end of period	$25,681	$21,749

Supplemental cash flow information:
Cash paid for interest	$1,378	$2,103
Cash paid for income taxes	$781	$1,640

Non-cash activities:
Issuance of common stock	$174	$89
Due from UBS	$41,462	$—
Investment in trading securities	$(41,462)	$—

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, which we refer to as the Company, we, us and our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For discussion of our liquidity and capital resources see Item 2 of this quarterly report. We have made reclassifications to the prior year’s financial statements to conform to the current year’s presentation.  Material changes are limited to presenting accrued self insurance obligations separately from other current liabilities and presenting community fees separately from other long term liabilities.  These reclassifications had no effect on net income or shareholders’ equity.

We operate senior living communities, including independent communities, assisted living facilities and skilled nursing facilities, or SNFs.  As of June 30, 2010, we leased or owned and operated 213 senior living communities containing 22,669 living units, including 170 primarily independent and assisted living communities with 18,625 living units and 43 SNFs with 4,044 living units.

Of our 170 primarily independent and assisted living communities, we:

•              leased 143 communities containing 16,461 living units from Senior Housing Properties Trust, or SNH, our former parent;

•              leased four communities with 200 living units from Health Care Property Investors, or HCPI; and

•              owned 23 communities with 1,964 living units.

Of our 43 SNFs, we:

•              leased 41 facilities with 3,773 living units from SNH; and

•              owned two facilities with 271 living units.

In aggregate, our 213 senior living communities included 6,314 independent living apartments, 10,362 assisted living suites and 5,993 skilled nursing units.  Excluded from the preceding data are two assisted living communities containing 173 living units and four SNFs containing 196 skilled nursing units leased from SNH that we have classified as discontinued operations.

We also operate two rehabilitation hospitals with 321 beds that we lease from SNH.  Our two rehabilitation hospitals provide inpatient services at the two hospitals and three satellite locations.  In addition, we operate 13 outpatient clinics affiliated with these rehabilitation hospitals.  We also own and operate five institutional pharmacies.

Note 2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update requires reporting entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair values. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010.

The adoption of this update did not, and is not expected to, cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30, 2010	December 31, 2009
Land	$14,774	$14,774
Buildings and improvements	151,985	151,392
Furniture, fixtures and equipment	68,210	62,678
	234,969	228,844
Accumulated depreciation	(40,959)	(36,102)
	$194,010	$192,742

As of June 30, 2010 and December 31, 2009, we had assets of $5,827 and $6,944, respectively, included in our property and equipment that we intend to sell to SNH as permitted by our leases.

Note 4. Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2010 and 2009 is summarized below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$8,153	$8,578	$12,238	$33,950
Net change in unrealized appreciation (depreciation) of investments	(400)	3,723	521	4,711
Comprehensive income	$7,753	$12,301	$12,759	$38,661

Note 5.  Financial Data by Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living communities, assisted living facilities and SNFs, which are subject to centralized oversight and provide housing and services generally to elderly customers.  Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business, but we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for assets of our captive insurance company, which participates in our workers’ compensation and liability insurance programs and is located in the Cayman Islands.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest and other income, interest and other expense, and certain corporate expenses.

Our revenues by segments and a reconciliation of segment operating profit (loss) to income from continuing operations for the three and six months ended June 30, 2010 and 2009 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended June 30, 2010
Revenues	$266,844	$25,109	$19,913	$311,866
Segment expenses:
Operating expenses	195,241	22,960	19,484	237,685
Rent expense	44,954	2,472	—	47,426
Depreciation and amortization	3,206	32	918	4,156
Total segment expenses	243,401	25,464	20,402	289,267

Segment operating profit (loss)	23,443	(355)	(489)	22,599
General and administrative expenses(2)	—	—	(14,077)	(14,077)
Operating income (loss)	23,443	(355)	(14,566)	8,522
Interest, dividend and other income	126	—	512	638
Interest and other expense	(198)	—	(728)	(926)
Gain on investments in trading securities	—	—	4,187	4,187
Loss on UBS put right related to auction rate securities	—	—	(4,044)	(4,044)
Equity in losses of Affiliates Insurance Company	—	—	(24)	(24)
Gain on early extinguishment of debt	—	—	418	418
Provision for income taxes	—	—	(560)	(560)
Income (loss) from continuing operations	$23,371	$(355)	$(14,805)	$8,211

Total Assets as of June 30, 2010	$259,797	$14,706	$111,956	$386,459

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended June 30, 2009
Revenues	$251,007	$25,673	$18,285	$294,965
Segment expenses:
Operating expenses	187,772	22,749	18,288	228,809
Rent expense	41,718	2,838	—	44,556
Depreciation and amortization	3,254	16	988	4,258
Total segment expenses	232,744	25,603	19,276	277,623

Segment operating profit (loss)	18,263	70	(991)	17,342
General and administrative expenses(2)	—	—	(13,007)	(13,007)
Operating profit (loss)	18,263	70	(13,998)	4,335
Interest, dividend and other income	21	—	763	784
Interest and other expense	(201)	—	(1,045)	(1,246)
Gain on investments in trading securities	—	—	195	195
Gain on UBS put right related to auction rate securities	—	—	239	239
Equity in losses of Affiliates Insurance Company	—	—	(109)	(109)
Gain on early extinguishment of debt	—	—	6,106	6,106
Provision for income taxes	—	—	(993)	(993)
Income (loss) from continuing operations	$18,083	$70	$(8,842)	$9,311

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Six months ended June 30, 2010
Revenues	$531,561	$49,161	$39,490	$620,212
Segment expenses:
Operating expenses	392,526	45,617	38,506	476,649
Rent expense	89,639	4,895	—	94,534
Depreciation and amortization	6,294	62	1,891	8,247
Total segment expenses	488,459	50,574	40,397	579,430

Segment operating profit (loss)	43,102	(1,413)	(907)	40,782
General and administrative expenses(2)	—	—	(27,224)	(27,224)
Operating income (loss)	43,102	(1,413)	(28,131)	13,558
Interest, dividend and other income	154	—	1,147	1,301
Interest and other expense	(397)	—	(1,301)	(1,698)
Gain on investments in trading securities	—	—	4,856	4,856
Loss on UBS put right related to auction rate securities	—	—	(4,714)	(4,714)
Equity in losses of Affiliates Insurance Company	—	—	(52)	(52)
Gain on early extinguishment of debt	—	—	418	418
Provision for income taxes	—	—	(1,053)	(1,053)
Income (loss) from continuing operations	$42,859	$(1,413)	$(28,830)	$12,616

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Six months ended June 30, 2009
Revenues	$500,229	$50,367	$36,550	$587,146
Segment expenses:
Operating expenses	374,560	45,648	36,661	456,869
Rent expense	82,837	5,624	—	88,461
Depreciation and amortization	6,397	53	1,972	8,422
Total segment expenses	463,794	51,325	38,633	553,752

Segment operating profit (loss)	36,435	(958)	(2,083)	33,394
General and administrative expenses(2)	—	—	(25,449)	(25,449)
Operating profit (loss)	36,435	(958)	(27,532)	7,945
Interest, dividend and other income	293	—	1,622	1,915
Interest and other expense	(403)	—	(2,023)	(2,426)
Gain on investments in trading securities	—	—	3,711	3,711
Loss on UBS put right related to auction rate securities	—	—	(3,287)	(3,287)
Equity in losses of Affiliates Insurance Company	—	—	(109)	(109)
Gain on early extinguishment of debt	—	—	31,231	31,231
Impairment on investments in available for sale securities	—	—	(2,947)	(2,947)
Provision for income taxes	—	—	(1,509)	(1,509)
Income (loss) from continuing operations	$36,325	$(958)	$(843)	$34,524

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 6. Goodwill, Other Intangible and Long Lived Assets

The changes in the carrying amount of goodwill and other intangible assets from January 1, 2010 to June 30, 2010 are as follows:

	Senior Living Communities(1)	Corporate and Other(2)	Total
Balance as of January 1, 2010	$11,793	$4,389	$16,182

Amortization of intangibles	(54)	(180)	(234)

Balance as of June 30, 2010	$11,739	$4,209	$15,948

(1)

Goodwill and other intangible assets in our Senior Living Communities segment relate to management agreements and trademarks we acquired in connection with one of the leases we initiated with SNH in 2009 and goodwill we recorded in connection with our senior living community acquisitions in previous years.

(2)	Intangible assets in our Corporate and Other segment relate to customer agreements we acquired in connection with our pharmacy acquisitions.

Note 7.  Income Taxes

Because we have historically reported losses in previous years, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  When we believe that we will more likely than not realize the benefit of our deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statement of income, which will affect our results of operations.  As of December 31, 2009, our federal net operating loss carry forward was approximately $117,602.  Our net operating loss carry forwards, which begin to expire in 2024 if unused, are subject to audit and adjustment by the Internal Revenue Service.

For the six months ended June 30, 2010, we recognized tax expenses of $1,053, which primarily represents income tax expense for state taxes that are payable without regard to our tax loss carryforwards.

Note 8.  Earnings Per Share

We computed basic earnings per share, or EPS, for the three and six months ended June 30, 2010 and 2009 using the weighted average number of shares outstanding during the periods.  Diluted EPS for the periods ended June 30, 2010 and 2009, reflects additional common shares, related to our convertible senior notes due in 2026, or the Notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include approximately 435,490 and 390,980 unvested shares as of June 30, 2010 and 2009, respectively, issued to our officers and others under our 2001 Stock Option and Stock Incentive Plan.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

The following table provides a reconciliation of income from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended June 30,
	2010			2009
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$8,211	35,700	$0.23	$9,311	32,236	$0.29
Effect of convertible senior notes	432	3,784		579	5,492
Diluted income from continuing operations	$8,643	39,484	$0.22	$9,890	37,728	$0.26

Diluted loss from discontinued operations	$(58)	39,484	$—	$(733)	37,728	$(0.02)

	Six Months Ended June 30,
	2010			2009
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$12,616	35,684	$0.35	$34,524	32,221	$1.07
Effect of convertible senior notes	866	3,804		1,300	6,216
Diluted income from continuing operations	$13,482	39,488	$0.34	$35,824	38,437	$0.93

Diluted loss from discontinued operations	$(378)	39,488	$(0.01)	$(574)	38,437	$(0.01)

Note 9.  Fair Values of Assets and Liabilities

The table below presents the assets and liabilities that we measured at fair value at June 30, 2010, categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long lived assets held for sale (1)	$5,827	$—	$5,827	$—
Available for sale securities (2)
Equity securities
Financial services industry	9,069	9,069	—	—
REIT industry	2,673	2,673	—	—
Insurance industry	1,846	1,846	—	—
Other	1,932	1,932	—	—
Total equity securities	15,520	15,520	—	—
Debt securities
International convertible bond fund	198	198	—	—
International bond fund	1,919	1,919	—	—
Total debt securities	2,117	2,117	—	—
Total available for sale securities	17,637	17,637	—	—

Total	$23,464	$17,637	$5,827	$—

(1) Long lived assets held for sale consist of property and equipment we expect to sell to SNH as permitted by our leases.  We expect to sell these assets to SNH at their recorded cost and we have either recently acquired the assets or the assets are part of active construction projects.  Accordingly, the cost of these assets approximates their fair value.

(2) We determine the estimated fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.  In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.  Our investments in available for sale securities had amortized costs of $12,453 and $12,518 as of June 30, 2010 and December 31, 2009, respectively, and had unrealized gains of $5,194 and $4,701 and unrealized losses of $10 and $39 as of June 30, 2010 and December 31, 2009, respectively.  During the six months ended June 30, 2009, we recorded an “other than temporary impairment” charge of $2,947, for certain of these securities.  At June 30, 2010, four of the securities we hold are in a loss position that has ranged from three to 42 months and have unrealized losses of $10.  We consider these investments temporarily impaired since we believe we have the ability, and maintain our intent, to hold these investments until recovery of their market value occurs.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

The table below presents the change in fair value of assets measured by using significant unobservable inputs (Level 3):

	Investments in trading securities(1)	UBS Put Right(2)
Balance at December 31, 2009	$65,961	$8,322
Sale of trading securities	(6,050)	—
Change in value recognized in earnings	669	(670)
Balance at March 31, 2010	$60,580	$7,652
Sale of trading securities	(26,925)	(3,608)
Exercise of UBS Put Right	(37,842)	—
Change in value recognized in earnings	4,187	(4,044)
Balance at June 30, 2010	$—	$—

(1) Until June 30, 2010, our investments in trading securities consisted of auction rate securities, or ARS, which are primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program.  Due to events in the credit markets, auctions for these ARS failed starting in the first quarter of 2008.  In November 2008, we entered into a settlement agreement with UBS AG, or UBS, related to our investment in ARS and on June 30, 2010, we exercised our right, or the UBS Put Right, pursuant to this agreement to require UBS to acquire our remaining ARS at par value.  Upon exercise of the UBS Put Right, we removed the fair value of our ARS and UBS Put Right from our balance sheet.  As of June 30, 2010 we recorded a receivable of $41,462 on our balance sheet for the amount due under the UBS settlement agreement.  This receivable was settled and paid to us on July 1, 2010 net of our outstanding balance on our UBS secured revolving credit facility of $6,264.

Prior to exercising the UBS Put Right, we measured the fair value of our ARS by reference to a valuation statement provided by UBS that was calculated with the assistance of a valuation model.  This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate discount rate.  The analysis also included a comparison, when possible, to observable market data of securities with characteristics similar to our ARS.  We reviewed the components of, and calculations made under, UBS’s model.  Due to the changes in fair value for our ARS for the three and six months ended June 30, 2010, we have recorded a gain of $4,187 and $4,856, respectively.

(2) Prior to exercising the UBS Put Right, we valued the UBS Put Right by taking into consideration the fair value of our ARS, the amounts outstanding on our loan with UBS and a factor representing our credit party risk with UBS.  The largest risk associated with the UBS Put Right was the continued financial solvency of UBS. The value of the UBS Put Right typically fluctuated inversely with the value of the ARS that we held.  The increase in value of our ARS for the three and six months ended June 30, 2010 caused a loss of $4,044 and 4,714, respectively, in the value of the UBS Put Right.  We recorded the UBS Put Right at fair value since we expected that the changes in fair value of the UBS Put Right would be largely offset by the changes in the fair value in the ARS.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

During the three and six months ended June 30, 2010, there were no transfers of assets or liabilities for which we began or discontinued to use Significant Unobservable Inputs (Level 3) to measure their value.

Our financial instruments are limited to cash and cash equivalents, accounts receivable, investments in available for sale securities, accounts payable, mortgage notes payable and our Notes.  As of June 30, 2010 we believe that the fair values of our current financial instruments as of June 30, 2010 approximate their reported carrying amounts.

The carrying values and fair values of non-current financial instruments are shown in the following table.

	As of June 30, 2010		As of December 31, 2009
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term financial assets:
Restricted cash and investments(1)	$9,796	$9,796	$10,567	$10,567
Equity investment in Affiliates Insurance Company(2)	4,992	4,992	5,000	5,000
Total long term financial assets	$14,788	$14,788	$15,567	$15,567

Long term financial liabilities:
Mortgage notes payable(1)	7,757	7,757	12,284	12,284
Convertible senior notes(3)	41,990	35,342	49,707	37,777
Total long term financial liabilities	$49,747	$43,099	$61,991	$50,061

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

(3) We estimate the fair value of our Notes, using quoted market data for these securities.

Note 10.  Indebtedness

We have a $35,000 revolving line of credit and security agreement, or our Credit Agreement, which terminates on March 18, 2013 when all amounts outstanding are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts payable under our Credit Agreement upon the occurrence and continuation of certain events of default.  As of June 30, 2010 and July 29, 2010, no amounts were outstanding and $35,000 was available to be borrowed under our Credit Agreement. As of June 30, 2010 and July 29, 2010, we believe we are in compliance with all applicable covenants under our Credit Agreement. Interest expense and other associated costs related to our Credit Agreement and our prior revolving line of credit were $155 and $127 for the three months ended June 30, 2010 and 2009, respectively, and $218 and $166 for the six months ended June 30, 2010 and 2009, respectively.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

At June 30, 2010, pursuant to our settlement agreement with UBS, we had a non-recourse credit facility with UBS which was available for acquisitions, working capital and general business purposes.  On June 30, 2010, we exercised our UBS Put Right which required UBS to acquire our ARS at par value.  Subsequent to the settlement of our receivable from UBS on July 1, 2010 we repaid our outstanding balance of $6,264 and terminated the credit facility. The amount we were able to borrow at any time was 75% of the market value of the ARS which was collateral for the facility.  The interest rate under this credit facility also varied depending on the interest payable to us on the ARS.  Interest expense and other associated costs related to this facility were $93 and $243 for the three months ended June 30, 2010 and 2009, respectively, and $149 and $312 for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, we had $41,990 principal amount of the Notes outstanding, that we issued pursuant to an indenture in October 2006.  These Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year and are convertible into our common shares at any time.  The initial and current conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents a conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  These Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase some or all of these Notes on October 15 of each of 2013, 2016 and 2021.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  Interest expense and other associated costs on the outstanding Notes were $480 and $675 for the three months ended June 30, 2010 and 2009, respectively, and $934 and $1,545 for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010 and July 29, 2010, we believe we are in compliance with all applicable covenants of this indenture.

During the three months ended June 30, 2010, we purchased and retired $7,717 par value of our outstanding Notes that we purchased for $6,945, plus accrued interest.  During the three months ended June 30, 2009, we purchased and retired $12,817 par value of our outstanding Notes for $6,317, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt during the three months ended June 30, 2010 and 2009 of $552 and $6,106, respectively, net of transaction costs and related unamortized financing costs. This gain was partially offset by a $134 prepayment penalty related to the repayment of one of our United States Department of Housing and Urban Development, or HUD, insured mortgages.

At June 30, 2010, three of our communities were encumbered by HUD insured mortgages totaling $12,363, that contain standard HUD mortgage covenants.  During June 2010, we gave notice that we would repay one of the mortgages, with a principal balance of $4,473.  We expect to repay this mortgage within a year and have reclassified the principal balance of this mortgage from long term to current liabilities on our balance sheet.  The weighted average interest rate on our three HUD loans was 6.23%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  Mortgage interest expense, including premium amortization, was $198 and $201 for the three months ended June 30, 2010 and 2009, respectively, and $397 and $403 for the six months ended June 30, 2010 and 2009.

Note 11. Off Balance Sheet Arrangements

As of June 30, 2010, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, material joint ventures or partnerships, except for the pledge of certain of our assets (e.g., accounts receivable) with a carrying value of $13,761 arising from our operation of 56 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 12. Related Person Transactions

SNH is our former parent company, SNH is our most important landlord and SNH is currently our largest shareholder (owning approximately 9.1% of our total common shares outstanding as of June 30, 2010).  Also, both we and SNH purchase management services from Reit Management and Research LLC, or RMR.  During the six months ended June 30, 2010 and 2009 we recorded rent expense of $93,936 and $88,067, respectively, under our leases with SNH.  During the three and six months ended June 30, 2010, pursuant to the terms of our leases with SNH, SNH purchased $9,631 and $15,810 of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $772 and $1,267, respectively.

During the three months ended June 30, 2010 and 2009, we incurred management service charges to RMR of $2,770 and $2,507, respectively; during the six month periods ended June 30, 2010 and 2009, we incurred management service charges to RMR of $5,544 and $5,152, respectively.

As of June 30, 2010, we have invested $5,177 in Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services.  All of our directors are currently serving on the board of directors of Affiliates Insurance.  At June 30, 2010, we owned approximately 14.29% of Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance because each of our directors is a director of Affiliates Insurance.  This investment had a carrying value of $4,992 and $5,000 as of June 30, 2010 and December 31, 2009, respectively.  During the three and six months ended June 30, 2010, we invested an additional $23 and $44, respectively, in Affiliates Insurance.  During the three and six months ended June 30, 2010, we recognized a loss of $24 and $52, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our annual premiums and associated costs for this property insurance are expected to be approximately $2,878.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance.

For more information about our related person transactions, including our dealings with SNH, RMR, Affiliates Insurance, our Managing Directors and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the Securities and Exchange Commission, or the SEC, and, in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 22, 2010 relating to our 2010 Annual Meeting of Shareholders and in Item 1.01 in our Current Report on Form 8-K filed with the SEC on January 8, 2010.

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

In June 2010, we agreed with SNH that it should sell four SNFs located in Nebraska which we lease from SNH.  We and SNH are in the process of selling these SNFs and, if sold, our annual minimum rent payable to SNH will decrease by 10.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$2,423	$3,762	$5,046	$8,422
Expenses	(2,481)	(4,495)	(5,424)	(8,996)
Net loss	$(58)	$(733)	$(378)	$(574)

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

Key Statistical Data For the Three Months Ended June 30, 2010 and 2009:

The following tables present a summary of our operations for the three months ended June 30, 2010 and 2009:

Senior living communities:

	Three months ended June 30,
(dollars in thousands, except average daily rate)	2010	2009	$ Change	% Change
Senior living revenue	$266,844	$251,007	$15,837	6.3%
Senior living wages and benefits	(134,239)	(128,228)	(6,011)	(4.7)%
Other senior living operating expenses	(61,002)	(59,544)	(1,458)	(2.4)%
Rent expense	(44,954)	(41,718)	(3,236)	(7.8)%
Depreciation and amortization expense	(3,206)	(3,254)	48	1.5%
Interest and other expense	(198)	(201)	3	1.5%
Interest, dividend and other income	126	21	105	500.0%
Senior living income from continuing operations	$23,371	$18,083	$5,288	29.2%

No. of communities (end of period)	213	202	11	5.4%
No. of living units (end of period)	22,669	21,721	948	4.4%
Occupancy %	86.2%	86.5%	n/a	(0.3)%
Average daily rate	$148.67	$146.13	$2.54	1.7%
Percent of senior living revenue from Medicaid	15.6%	16.3%	n/a	(0.7)%
Percent of senior living revenue from Medicare	14.3%	14.6%	n/a	(0.3)%
Percent of senior living revenue from private and other sources	70.1%	69.1%	n/a	1.0%

Comparable communities (senior living communities that we have operated continuously since April 1, 2009):

	Three months ended June 30,
(dollars in thousands, except average daily rate)	2010	2009	$ Change	% Change
Senior living revenue	$255,880	$251,007	$4,873	1.9%
Senior living wages and benefits	(128,727)	(128,228)	(499)	(0.4)%
Other senior living operating expenses	(58,657)	(59,544)	887	1.5%
No. of communities (end of period)	202	202	n/a	—
No. of living units (end of period)	21,721	21,721	n/a	—
Occupancy %	86.1%	86.5%	n/a	(0.4)%
Average daily rate	$148.87	$146.13	$2.74	1.9%
Percent of senior living revenue from Medicaid	16.0%	16.3%	n/a	(0.3)%
Percent of senior living revenue from Medicare	14.6%	14.6%	n/a	—
Percent of senior living revenue from private and other sources	69.4%	69.1%	n/a	0.3%

Rehabilitation hospitals:

	Three months ended June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Rehabilitation hospital revenues	$25,109	$25,673	$(564)	(2.2)%
Rehabilitation hospital expenses	(22,960)	(22,749)	(211)	(0.9)%
Rent expense	(2,472)	(2,838)	366	12.9%
Depreciation and amortization expense	(32)	(16)	(16)	(100.0)%
Rehabilitation hospital (loss) income from continuing operations	$(355)	$70	$(425)	(607.1)%

Corporate and Other:(1)

	Three months ended June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Institutional pharmacy revenue	$19,913	$18,285	$1,628	8.9%
Institutional pharmacy expenses	(19,484)	(18,288)	(1,196)	(6.5)%
Depreciation and amortization expense	(918)	(988)	70	7.1%
General and administrative expense(2)	(14,077)	(13,007)	(1,070)	(8.2)%
Gain on investments in trading securities	4,187	195	3,992	2047.2%
(Loss) gain on UBS Put Right related to auction rate securities	(4,044)	239	(4,283)	(1,792.1)%
Equity in losses of Affiliates Insurance	(24)	(109)	85	78.0%
Gain on early extinguishment of debt	418	6,106	(5,688)	(93.2)%
Interest, dividend and other income	512	763	(251)	(32.9)%
Interest and other expense	(728)	(1,045)	317	30.3%
Provision for income taxes	(560)	(993)	433	43.6%
Corporate and Other loss from continuing operations	$(14,805)	$(8,842)	$(5,963)	(67.4)%

(1)	Corporate and Other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.
(2)

General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and contractual service expenses affecting home office activities.

Consolidated:

	Three months ended June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Summary of revenue:
Senior living revenue	$266,844	$251,007	$15,837	6.3%
Rehabilitation hospital revenue	25,109	25,673	(564)	(2.2)%
Corporate and other	19,913	18,285	1,628	8.9%
Total revenue	$311,866	$294,965	$16,901	5.7%

Summary of income from continuing operations:
Senior living communities	$23,371	$18,083	$5,288	29.2%
Rehabilitation hospitals	(355)	70	(425)	(607.1)%
Corporate and other	(14,805)	(8,842)	(5,963)	(67.4)%
Income from continuing operations	$8,211	$9,311	$(1,100)	(11.8)%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Senior living communities:

The 6.3% increase in senior living revenue for the three months ended June 30, 2010 compared to the comparable period in 2009 was due primarily to revenues from the 11 communities we began to operate during the fourth quarter of 2009 plus increased per diem charges to residents, offset by a decrease in occupancy.  The 1.9% increase in senior living revenue at the communities that we have operated continuously since April 1, 2009, or our comparable communities, was due primarily to increased per diem charges to residents, offset by a decrease in occupancy.

Our 4.7% increase in senior living wages and benefits for the three months ended June 30, 2010 compared to the comparable period in 2009 was primarily due to wages and benefits from the communities we began to operate during the fourth quarter of 2009 and slightly higher than historical workers compensation costs at our comparable communities offset by a reduction in our health insurance costs.  The 2.4% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from expenses at the communities we began to operate during the fourth quarter of 2009.  The senior living wages and benefits costs for our comparable communities increased by 0.4% due primarily to moderate wage increases and slightly higher than historical workers compensation costs offset by a reduction in our health insurance costs.  Other senior living operating expenses at our comparable communities decreased by 1.5% due primarily to decreases in the costs of supplies, utilities and other purchased service expenses.  The 7.8% senior living rent expense increase was primarily due to the addition of 11 communities that we began to lease during the fourth quarter of 2009 and our payment of additional rent for senior living community capital improvements purchased by SNH since April 1, 2009.

The 1.5% decrease in senior living depreciation and amortization expense for the three months ended June 30, 2010 compared to the comparable period in 2009 was primarily attributable to the sale of certain personal property to SNH, offset by higher depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Our interest, dividend and other income increased by 500.0% for the three months ended June 30, 2010 compared to the comparable period in 2009 primarily as a result of interest accumulated in an escrow which was released during the three months ended June 30, 2010.

Rehabilitation hospitals:

The 2.2% decrease in rehabilitation hospital revenues for the three months ended June 30, 2010 compared to the comparable period in 2009 was primarily due to a decrease in occupancy.

The 0.9% increase in rehabilitation hospital expenses for the three months ended June 30, 2010 compared to the comparable period in 2009 was primarily due to higher operating and plant expenses offset by a decrease in labor and benefit expenses due to a decrease in occupancy.

The 12.9% decrease in rent expense for the three months ended June 30, 2010 compared to the comparable period in 2009 was due to rent reductions pursuant to a lease realignment agreement we entered with SNH in August 2009, offset by our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH after April 1, 2009.

Corporate and other:

The 8.9% increase in institutional pharmacy revenues for the three months ended June 30, 2010 compared to the comparable period in 2009 was primarily due to adding new customers, partially offset by decreased revenues per prescription due to a higher percentage of sales of generic drugs.

The 6.5% increase in institutional pharmacy expenses for the three months ended June 30, 2010 compared to the comparable period in 2009 was primarily the result of increases in cost of sales, due to higher pharmacy sales and increased labor and benefit expenses associated with serving additional customers.

The 8.2% increase in general and administrative expenses for the three months ended June 30, 2010 compared to the comparable period in 2009 was primarily the result of increased regional support costs and expenses associated with communities we began to operate during the fourth quarter of 2009 as well as wage increases.  General and administrative expenses as a percentage of total revenue was 4.5% for the three months ended June 30, 2010 compared to 4.4% for the same period last year.

Our interest, dividend and other income decreased by 32.9% for the three months ended June 30, 2010 compared to the comparable period in 2009 primarily as a result of lower yields realized on our investments.

Our interest and other expense decreased by 30.3% for the three months ended June 30, 2010 compared to the comparable period in 2009 primarily as a result of our purchase and retirement of $84.5 million of our outstanding Notes since January 1, 2009.

During the three months ended June 30, 2010, prior to our exercise of the UBS Put Right, we recognized a gain of $4.2 million on investments in trading securities related to our holdings of ARS, offset by a loss of $4.0 million on the value of the UBS Put Right.  During the three months ended June 30, 2009, we recognized an unrealized gain of $195,000 on investments in trading securities related to our holdings of ARS and an unrealized gain of $239,000 on the value of the UBS Put Right.

During the three months ended June 30, 2010, we purchased and retired $7.7 million par value of our outstanding Notes for $6.9 million, plus accrued interest.  As a result of this purchase we recorded a gain on extinguishment of debt of $552,000, net of related unamortized costs.  This gain was partially offset by a $134,000 prepayment penalty related to one of our HUD insured mortgages.

During the three months ended June 30, 2009, we purchased and retired $12.8 million par value of our outstanding Notes for $6.3 million, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt of $6.1 million, net of related unamortized costs.

For the three months ended June 30, 2010, we recognized income tax expense of $560,000, which primarily represents income tax expense for state taxes that are payable without regard to our tax loss carry forwards.  The tax expense realized in the comparable period of 2009 was $993,000, representing a decrease which is largely the result of tax expense related to our purchase and retirement of $12.8 million par value of our outstanding Notes at a gain during the comparable period in 2009.

Key Statistical Data For the Six Months Ended June 30, 2010 and 2009:

The following tables present a summary of our operations for the six months ended June 30, 2010 and 2009:

Senior living communities:

	Six months ended June 30,
(dollars in thousands, except average daily rate)	2010	2009	$ Change	% Change
Senior living revenue	$531,561	$500,229	$31,332	6.3%
Senior living wages and benefits	(266,554)	(254,106)	(12,448)	(4.9)%
Other senior living operating expenses	(125,972)	(120,454)	(5,518)	(4.6)%
Rent expense	(89,639)	(82,837)	(6,802)	(8.2)%
Depreciation and amortization expense	(6,294)	(6,397)	103	1.6%
Interest and other expense	(397)	(403)	6	1.5%
Interest, dividend and other income	154	293	(139)	(47.4)%
Senior living income from continuing operations	$42,859	$36,325	$6,534	18.0%

No. of communities (end of period)	213	202	11	5.4%
No. of living units (end of period)	22,669	21,721	948	4.4%
Occupancy %	86.3%	86.7%	n/a	(0.4)%
Average daily rate	$148.87	$145.60	$3.27	2.2%
Percent of senior living revenue from Medicaid	15.5%	16.0%	n/a	(0.5)%
Percent of senior living revenue from Medicare	14.3%	14.7%	n/a	(0.4)%
Percent of senior living revenue from private and other sources	70.2%	69.3%	n/a	0.9%

Comparable communities (senior living communities that we have operated continuously since January 1, 2009):

	Six months ended June 30,
(dollars in thousands, except average daily rate)	2010	2009	$ Change	% Change
Senior living revenue	$509,537	$500,229	$9,308	1.9%
Senior living wages and benefits	(255,543)	(254,106)	(1,437)	(0.6)%
Other senior living operating expenses	(121,112)	(120,454)	(658)	(0.5)%
No. of communities (end of period)	202	202	n/a	—
No. of living units (end of period)	21,721	21,721	n/a	—
Occupancy %	86.2%	86.7%	n/a	(0.5)%
Average daily rate	$149.03	$145.60	$3.43	2.4%
Percent of senior living revenue from Medicaid	15.9%	16.0%	n/a	(0.1)%
Percent of senior living revenue from Medicare	14.6%	14.7%	n/a	(0.1)%
Percent of senior living revenue from private and other sources	69.5%	69.3%	n/a	0.2%

Rehabilitation hospitals:

	Six months ended June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Rehabilitation hospital revenues	$49,161	$50,367	$(1,206)	(2.4)%
Rehabilitation hospital expenses	(45,617)	(45,648)	31	0.1%
Rent expense	(4,895)	(5,624)	729	13.0%
Depreciation and amortization expense	(62)	(53)	(9)	(17.0)%
Rehabilitation hospital loss from continuing operations	$(1,413)	$(958)	$(455)	(47.5)%

Corporate and other:(1)

	Six months ended June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Institutional pharmacy revenue	$39,490	$36,550	$2,940	8.0%
Institutional pharmacy expenses	(38,506)	(36,661)	(1,845)	(5.0)%
Depreciation and amortization expense	(1,891)	(1,972)	81	4.1%
General and administrative(2)	(27,224)	(25,449)	(1,775)	(7.0)%
Gain on investments in trading securities	4,856	3,711	1,145	30.9%
Loss on UBS Put Right related to auction rate securities	(4,714)	(3,287)	(1,427)	(43.4)%
Equity in losses of Affiliates Insurance	(52)	(109)	57	52.3%
Gain on early extinguishment of debt	418	31,231	(30,813)	(98.7)%
Impairment on investments in available for sale securities	—	(2,947)	2,947	100.0%
Interest, dividend and other income	1,147	1,622	(475)	(29.3)%
Interest and other expense	(1,301)	(2,023)	722	35.7%
Provision for income taxes	(1,053)	(1,509)	456	30.2%
Corporate and Other loss from continuing operations	$(28,830)	$(843)	$(27,987)	(3,319.9)%

(1)	Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business, and income and expenses that are not attributable to a specific segment.

(2)

General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and contractual service expenses affecting home office activities.

Consolidated:

	Six months ended June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Summary of revenue:
Senior living revenue	$531,561	$500,229	$31,332	6.3%
Rehabilitation hospital revenue	49,161	50,367	(1,206)	(2.4)%
Corporate and Other	39,490	36,550	2,940	8.0%
Total revenue	$620,212	$587,146	$33,066	5.6%

Summary of income from continuing operations:
Senior living communities	$42,859	$36,325	$6,534	18.0%
Rehabilitation hospitals	(1,413)	(958)	(455)	(47.5)%
Corporate and Other	(28,830)	(843)	(27,987)	(3,319.9)%
Income from continuing operations	$12,616	$34,524	$(21,908)	(63.5)%

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

Senior living communities:

The 6.3% increase in senior living revenue for the six months ended June 30, 2010 compared to the comparable period in 2009 was due primarily to revenues from the 11 communities we began to operate during the fourth quarter of 2009 plus increased per diem charges to residents, offset by a decrease in occupancy.  The 1.9% increase in senior living revenue at the communities that we have operated continuously since January 1, 2009, or our comparable communities, was due primarily to increased per diem charges, offset by a decrease in occupancy.

Our 4.9% increase in senior living wages and benefits for the six months ended June 30, 2010 compared to the comparable period in 2009 was primarily due to wages and benefits at the communities we began to operate during the fourth quarter of 2009 and slightly higher than historical workers compensation at our comparable communities, offset by a reduction in our health insurance costs.  The 4.6% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from expenses at the communities we began to operate during the fourth quarter of 2009 and increased charges from various service providers.  The senior living wages and benefits at our comparable communities increased by 0.6% due primarily to moderate wage increases and slightly higher than historical workers compensation costs offset by a reduction in our health insurance costs.    Other senior living operating costs at our comparable communities increased by 0.5% due primarily to increases in food and other general and administrative costs, offset by decreases in supplies and other purchased service expenses.  The 8.2% senior living rent expense increase was primarily due to the addition of 11 communities that we began to lease during the fourth quarter of 2009 and our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2009.

The 1.6% decrease in senior living depreciation and amortization expense for the six months ended June 30, 2010 compared to the comparable period in 2009 was primarily attributable to the sale of certain personal property to SNH, offset by higher depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Our senior living interest, dividend and other income decreased by $139,000, or 47.4%, for the six months ended June 30, 2010, compared to the comparable period in 2009, primarily as a result of lower yields on our investments.

Rehabilitation hospitals:

The 2.4% decrease in rehabilitation hospital revenues for the six months ended June 30, 2010 compared to the comparable period in 2009 was primarily due to a decrease in occupancy.

The 0.1% decrease in rehabilitation hospital expenses for the six months ended June 30, 2010 compared to the comparable period in 2009 was primarily due to decreases in labor and benefit expenses due to a decrease in occupancy offset by higher operating and plant expenses.

The 13.0% decrease in rent expense for the six months ended June 30, 2010 compared to the comparable period in 2009 was due to rent reductions pursuant to a lease realignment agreement we entered with SNH in August 2009, offset by our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH after January 1, 2009.

Corporate and other:

The 8.0% increase in institutional pharmacy revenues for the six months ended June 30, 2010 compared to the comparable period in 2009 was primarily due to adding new customers, partially offset by decreased revenues per prescription due to a higher percentage of sales of generic drugs.

The 5.0% increase in institutional pharmacy expenses for the six months ended June 30, 2010 compared to the comparable period in 2009 was primarily due to increases in cost of sales as a result of increased pharmacy sales and labor and benefit expenses associated with serving additional customers.

The 7.0% increase in general and administrative expenses for the six months ended June 30, 2010 compared to the comparable period in 2009 was primarily the result of increased regional support costs, wage increases and expenses associated with communities we began to operate during the fourth quarter of 2009.  General and administrative expenses as a percentage of total revenue was 4.4% for the six months ended June 30, 2010 compared to 4.3% for the same period last year.

Our interest, dividend and other income decreased by 29.3% for the six months ended June 30, 2010 compared to the comparable period in 2009 primarily as a result of lower yields on our investments.

Our interest and other expense decreased by 35.7% for the six months ended June 30, 2010 compared to the comparable period in 2009 primarily as a result of our purchase and retirement of $84.5 million of our outstanding Notes since January 1, 2009.

During the six months ended June 30, 2010, prior to our exercise of the UBS Put Right, we recognized a gain of $4.9 million on investments in trading securities related to our holdings of ARS offset by a loss of $4.7 million on the value of the UBS Put Right.  During the six months ended June 30, 2009, we recognized:

•                  an unrealized gain of $3.7 million on investments in trading securities related to our holdings of ARS;

•                  an unrealized loss of $3.3 million on the value of our UBS Put Right; and

•                  an “other than temporary impairment” of $2.9 million on investments in securities held by our captive insurance companies.

During the six months ended June 30, 2010, we purchased and retired $7.7 million par value of our outstanding Notes for $6.9 million plus accrued interest.  As a result of the purchase we recorded a gain on extinguishment of debt of $552,000, net of related unamortized costs.  This gain is offset by $134,000 related to a penalty to prepay one of our HUD insured mortgages.

During the six months ended June 30, 2009, we purchased and retired $59.3 million par value of our outstanding Notes that we purchased for $26.3 million, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt of $31.2 million.

For the six months ended June 30, 2010, we incurred tax expense of $1.1 million, which primarily represents income tax expense for state taxes on operating income payable without regard to our tax loss carry forwards.  The tax expense in the comparable period in 2009 was $1.5 million which is largely the result of tax expense related to our purchase and retirement of $59.3 million par value of our Notes.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2010, we generated $61.3 million of cash flow from operating activities.  As of June 30, 2010, we had unrestricted cash and cash equivalents of $25.7 million and no amounts outstanding on our $35.0 million revolving line of credit.  We received $35.2 million of cash from UBS on July 1, 2010 as a result of their purchase of our ARS, net of the $6.3 million line of credit repayment.  We believe that our operations will continue to provide us with adequate cash flow to run our businesses and invest in and maintain our properties.  If, however, our occupancy continues to decline and we are unable to generate positive cash flow for an extended period of time, we will attempt to further reduce costs across the company and to borrow additional funds under our credit facility.

Auction Rate Securities

In November 2008, we entered into a settlement with UBS related to our investment in ARS.  The settlement was made in connection with UBS’s settlement with the SEC, the New York Attorney General and other state agencies related to UBS’s sale and marketing of ARS.  Under the terms of the settlement, we obtained the UBS Put Right pursuant to which we were permitted to require UBS to repurchase our ARS at 100% of par value (including accrued and unpaid interest, if any) at our option during the period beginning June 30, 2010 and ending July 2, 2012.  In certain circumstances, UBS had the right to purchase these securities earlier at par. As part of the settlement terms, we released UBS from all claims arising from its marketing of the ARS to us.  In connection with the settlement, UBS provided us with a non-recourse credit facility secured by our investments in these ARS of up to 60% of the market value of the ARS from time to time.  In December 2009, UBS increased the principal amount available to us from 60% to 75% of the market value of the ARS.  On June, 30, 2010, pursuant to our settlement agreement with UBS, we exercised our UBS Put Right to require UBS to acquire our ARS at par value.  Upon exercise of the UBS Put Right, we removed the fair value of our ARS and UBS Put Right from our balance sheet.  Subsequent to the settlement of our receivable from UBS on July 1, 2010 we repaid our $6.3 million outstanding balance and terminated the credit facility.

Assets and Liabilities

Our total current assets at June 30, 2010 were $157.3 million, compared to $184.5 million at December 31, 2009.  At June 30, 2010, we had cash and cash equivalents of $25.7 million compared to $11.3 at December 31, 2009.  Our current liabilities were $149.2 million at June 30, 2010 compared to $178.2 million at December 31, 2009.  The decrease in current assets and current liabilities is primarily the result of our repayment of our outstanding borrowings on our non-recourse credit facility with UBS. During the first six months of 2010, we purchased and retired $7.7 million par value of our Notes for $6.9 million plus accrued interest.

We had cash flows from continuing operations of $61.3 million for the six months ended June 30, 2010 compared to $24.0 million for the same period in 2009.  Acquisitions of property plant and equipment, on a net basis after considering the proceeds from sales of fixed assets to SNH, were $9.3 million and $6.9 million for the six months ended June 30, 2010 and 2009, respectively.

Our Leases with SNH

Our total annual minimum rent payable to SNH as of June 30, 2010 was $185.6 million, excluding percentage rent based on increases in gross revenues at certain properties.  We paid approximately $1.0 million and $953,000 in percentage rent to SNH for the three months ended June 30, 2010 and 2009, respectively, and approximately $2.1 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.  During the six months ended June 30, 2010, pursuant to the terms of our leases with SNH, SNH purchased $15.8 million of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $1.3 million.

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

At some of our senior living communities (principally our SNFs) and at our rehabilitation hospitals and clinics, operating revenues for skilled nursing and rehabilitation services are received from the Medicare and Medicaid programs.  These programs are discussed in Part I of our Annual Report, under the caption “Government Regulation and Reimbursement,” and in Part 1, Item 2 of our Quarterly Report on Form 10-Q for the period ending March 31, 2010, or our First Quarter 10-Q, under the caption “Our Revenues.”  We derived 32.7% and 33.5% of our combined senior living and rehabilitation hospital revenues from these programs during the six months ended June 30, 2010 and 2009, respectively.

Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $104.7 million and $103.0 million for the six months ended June 30, 2010 and 2009, respectively.  The Federal Centers for Medicare and Medicaid Services, or CMS, has recently adopted rules effective as of October 1, 2010, that it estimates will increase aggregate Medicare payment rates for SNFs by approximately 1.7% overall in federal fiscal year 2011.  CMS has recently adopted rules effective as of October 1, 2010, that it estimates will increase aggregate Medicare payment rates for IRFs by approximately 2.25% overall in federal fiscal year 2011.  Our net Medicaid revenues from services to senior living community residents totaled $81.7 million and $79.0 million for the six months ended June 30, 2010 and 2009, respectively.  Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.  Also, certain increases in federal payments to states for Medicaid programs, in effect since October 1, 2008, pursuant to the American Recovery and Reinvestment Act of 2009, are currently scheduled to expire on December 31, 2010.  If the federal Medical Assistance payments are not extended, some state budget deficits likely will increase, and it is possible that certain states will reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

The new comprehensive health care reform law known as the Patient Protection and Affordable Care Act, or PPACA, adopted in March 2010 and discussed in Part 1, Item 2 of our First Quarter 10-Q under the caption “Our Revenues,” includes policy changes and provisions that may result in reduced Medicare rates of payment for SNFs and inpatient rehabilitation facilities, or IRFs, or a failure of such rates to cover our cost increases over the next several years.  For example, PPACA affects Medicare reimbursement to SNFs in federal fiscal year 2011 by requiring CMS to delay its planned use of a revised case-mix classification system, RUG-IV, until federal fiscal year 2012, with certain exceptions, while mandating that a new resident assessment instrument, or MDS 3.0, designed to collect clinical data for RUG-IV, be implemented as planned in federal fiscal year 2011.  Because CMS has not completed the payment program designs required to incorporate the features mandated by PPACA, we expect CMS to adopt interim SNF payment rates, effective October 1, 2010.  After CMS has completed the required infrastructure, it may retroactively adjust the payment rates to incorporate the revisions required by PPACA.   We are unable to predict at this time the effect that these changes in the Medicare fiscal year 2011 payment system for SNFs will have on our operating income.

The type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses cannot currently be estimated, but they may be material to our operations and may affect our future results of operations.  Similarly, we are unable to predict the impact on us of the insurance reforms, payment reforms, and health care delivery systems reforms contained in and to be developed pursuant to PPACA.  Expanded insurance availability may provide more paying customers for the services we provide.  However, if the changes to be implemented under PPACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be adversely and materially affected.

Debt Financings and Covenants

At June 30, 2010, we had $42.0 million principal amount of Notes outstanding that were issued pursuant to an indenture in October 2006.  These Notes are convertible into our common shares at any time.  The initial and current conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of Notes, which represents a conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  These Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on October 15 of each of 2013, 2016 and 2021.  As of June 30, 2010 and July 29, 2010, we believe we are in compliance with all applicable covenants of this indenture.

During the six months ended June 30, 2010, we purchased and retired $7.7 million par value of our outstanding Notes for $6.9 million, plus accrued interest.  During the six months ended June 30, 2009, we purchased and retired $59.3 million par value of our outstanding Notes for $26.3 million, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt during the six months ended June 30, 2010 and 2009 of $552,000 and $31.2 million, respectively, net of related unamortized costs and transaction costs.

We have a $35.0 million revolving line of credit and security agreement, or our Credit Agreement, which terminates on March 18, 2013, when all amounts outstanding thereunder are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts payable under our Credit Agreement upon the occurrence and continuation of certain events of default.  As of June 30, 2010 and July 29, 2010, no amounts were outstanding and $35.0 million was available under our Credit Agreement. As of June 30, 2010 and July 29, 2010, we believe we are in compliance with all applicable covenants under our Credit Agreement.

At June 30, 2010, pursuant to our settlement agreement with UBS, we had a non-recourse credit facility with UBS which was available for acquisitions, working capital and general business purposes.  On June 30, 2010, we exercised our UBS Put Right which required UBS to acquire our ARS at par value.  Subsequent to the settlement of our receivable from UBS on July 1, 2010 we repaid our outstanding balance and terminated the credit facility. The amount we were able to borrow at any time was 75% of the market value of the ARS which was collateral for the facility.  The interest rate under this credit facility also varied depending on the interest payable to us on the ARS.

At June 30, 2010, three of our communities were encumbered by HUD insured mortgages totaling $12.4 million.  During June 2010, we issued a notice to repay one of the HUD insured mortgages, with a principal balance of $4.5 million, that we expect to repay within a year; as a result, the principal balance of this mortgage is recorded in current liabilities on our balance sheet.  The weighted average interest rate on our three HUD loans is 6.23%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2035 to July 2043.  These mortgages contain standard HUD mortgage covenants.  As of June 30, 2010 and July 29, 2010, we believe we are in compliance with all covenants of these mortgages.

Off Balance Sheet Arrangements

As of June 30, 2010, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, material joint ventures or partnerships, except for the pledge of certain of our assets (e.g., accounts receivable) arising from our operation of 56 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender.

Related Person Transactions

SNH is our former parent company, SNH is our largest landlord and SNH currently owns approximately 9.1% of our common shares.  RMR provides management services to both us and SNH.  One of our Managing Directors is the majority owner of RMR and also serves as a Managing Trustee of SNH.  As of June 30, 2010, we leased 190 of our 219 senior living communities, including six that we report as discontinued operations, and two rehabilitation hospitals from SNH.  Under our leases with SNH, we pay SNH rent based on minimum annual amounts plus percentage amounts based on increases in gross revenues at certain properties.  During the three and six months ended June 30, 2010, pursuant to the terms of our leases with SNH, SNH purchased $9.6 million and $15.8 million, respectively, of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $772,000 and $1.3 million, respectively.  Our total annual rent payable to SNH under our leases with SNH as of June 30, 2010 was $185.6 million, excluding percentage rent based on increases in gross revenues at certain properties.  Additional information regarding our leases with SNH appears in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2009, or the Annual Report, under in the section captioned “Our SNH Leases”.

RMR provides certain management, administrative and information system services to us under the business management agreement, as amended in January 2010.  During the three months ended June 30, 2010 and 2009, we incurred management services expenses due to RMR of $2.8 million and $2.5 million, respectively.  During the six months ended June 30, 2010 and 2009, we incurred management services expense due to RMR of $5.5 million and $5.2 million, respectively.

As of June 30, 2010, we have invested approximately $5.2 million in Affiliates Insurance, an Indiana licensed insurance company organized by RMR and other companies to which RMR provides management services.  We own 14.29% of Affiliates Insurance.  All of our directors are also directors of Affiliates Insurance and RMR provides certain management services to Affiliates Insurance.  During the three and six months ended June 30, 2010, we recognized a loss of approximately $24,000 and $52,000, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our annual premiums and associated costs for this property insurance are expected to be approximately $2.9 million.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance because we believe we may realize improved coverage, lower insurance costs or profits by participating in the insurance programs and ownership of Affiliates Insurance.

For more information about our related person transactions, including our dealings with SNH, RMR, Affiliates Insurance, our Managing Directors and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in the Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 22, 2010 relating to our 2010 Annual Meeting of Shareholders and in Item 1.01 in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2010.

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

Changes in market interest rates affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $12.4 million mortgage debt and $42.0 million Notes outstanding on June 30, 2010 would decline by approximately $2.3 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $12.4 million mortgage debt and $42.0 million Notes outstanding on June 30, 2010, would increase by approximately $2.5 million.

Our revolving credit facility bears interest at floating rates and matures on March 18, 2013.  As of June 30, 2010 and July 29, 2010, no amounts were outstanding under this credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $35.0 million were drawn under our credit facility and interest rates above the floor or minimum rate decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $350,000, or $0.01 per share, based on our currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SNH, RMR AND THEIR AFFILIATES; AND

•                  COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS WHICH COULD AFFECT OUR SERVICES.

FOR EXAMPLE:

•                  WE EXPECT TO OPERATE OUR REHABILITATION HOSPITALS AND PHARMACIES PROFITABLY.  HOWEVER, WE HAVE HISTORICALLY EXPERIENCED LOSSES FROM THESE OPERATIONS AND WE MAY BE UNABLE TO OPERATE THESE BUSINESSES PROFITABLY;

•                  OUR PARTICIPATION IN AFFILIATES INSURANCE INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES.  ACCORDINGLY,

OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AFFILIATES INSURANCE MAY BE DELAYED OR MAY NOT OCCUR; AND

•                  OUR RESIDENTS AND PATIENTS MAY BE UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS THE APPLICATION AND INTERPRETATION OF RECENTLY PASSED OR NEW LAWS AFFECTING OUR BUSINESS, CHANGES IN OUR REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN OUR ANNUAL REPORT AND SUBSEQUENT DOCUMENTS FILED WITH THE SEC IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  ALSO, OTHER IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN PART II OF THIS REPORT AND IN OUR ANNUAL REPORT.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II.   Other Information

Item 1A. Risk Factors

The risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report, are revised in part below to address an insurance arrangement we recently entered and other insurance related matters.  Otherwise, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report.

We may experience losses from our business dealings with Affiliates Insurance.

We have invested approximately $5.2 million in Affiliates Insurance, we have purchased substantially all our property insurance in a program designed by Affiliates Insurance and we are currently investigating the possibilities to expand our relationship with Affiliates Insurance to other types of insurance.  Our principal reasons for investing in Affiliates Insurance and in purchasing insurance in these programs is to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us and/or by participating in the profits which we may realize as an owner of Affiliates Insurance.  These beneficial financial results may not occur.  Affiliates Insurance’s business involves the risks typical of a start up business as well as the risks specific to insurance businesses.  For example, if risks insured by Affiliates Insurance occur, Affiliates Insurance may incur losses; and these risks of insurance underwriting losses may be especially likely to occur in Affiliates Insurance’s early years of operation.  Also, because the insurance amounts we and other shareholders and customers of Affiliates Insurance may require are large, Affiliates Insurance will generally design insurance programs which require participation by other, third party insurers as well as re-insurance by other insurers of certain risks underwritten by Affiliates Insurance.  Such third party participation in these insurance programs is expected to be available only on market clearing terms which may limit the profits which Affiliates Insurance can achieve and the insurance cost savings we may realize.  Accordingly, our anticipated financial benefits from our business dealings with Affiliates Insurance may be delayed or not be achieved and we may experience losses from these dealings.

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
Dated: July 29, 2010

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: July 29, 2010