Form 10-Q
period 2010-09-30
FIVE STAR QUALITY CARE INC
filed 2010-10-28
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of October 28, 2010: 35,723,814.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

SEPTEMBER 30, 2010

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.   Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$36,709	$5,017
Accounts receivable, net of allowance of $5,980 and $5,986 at September 30, 2010 and December 31, 2009, respectively	62,492	61,418
Investments in trading securities	—	65,961
Investments in available for sale securities, of which $2,572 and $2,809 are restricted as of September 30, 2010 and December 31, 2009, respectively	12,323	11,893
Restricted cash	6,465	7,597
UBS put right related to auction rate securities	—	8,322
Prepaid expenses and other current assets	18,586	20,162
Total current assets	136,575	180,370

Property and equipment, net	208,955	192,742
Equity investment in Affiliates Insurance Company	5,058	5,000
Restricted cash and investments	17,005	14,670
Goodwill and other intangible assets	15,835	16,182
Other long term assets	4,263	4,136
	$387,691	$413,100
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,141	$28,727
Accrued expenses	18,858	20,330
Accrued compensation and benefits	47,323	36,769
Due to affiliates	17,716	17,611
UBS secured revolving credit facility related to auction rate securities	—	39,141
Mortgage notes payable	133	157
Accrued real estate taxes	13,324	9,263
Security deposit liability	11,070	11,215
Other current liabilities	13,454	14,991
Total current liabilities	141,019	178,204

Long term liabilities:
Mortgage notes payable	7,724	12,284
Convertible senior notes	41,065	49,707
Continuing care contracts	2,293	2,438
Accrued self insurance obligations	26,658	21,833
Other long term liabilities	9,592	9,319
Total long term liabilities	87,332	95,581

Commitments and contingencies

Shareholders’ equity:
Preferred stock: none issued	—	—
Common stock, par value $0.01; 35,723,814 and 35,668,814 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	357	356
Additional paid in capital	297,168	296,654
Accumulated deficit	(144,879)	(162,275)
Unrealized gain on investments in available for sale securities	6,694	4,580
Total shareholders’ equity	159,340	139,315
	$387,691	$413,100

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Senior living revenue	$270,024	$251,795	$801,585	$752,024
Rehabilitation hospital revenue	24,756	24,641	73,917	75,008
Institutional pharmacy revenue	20,280	18,868	59,770	55,418
Total revenues	315,060	295,304	935,272	882,450

Operating expenses:
Senior living wages and benefits	135,810	128,851	402,364	382,957
Other senior living operating expenses	65,573	62,427	191,545	182,881
Rehabilitation hospital expenses	22,579	22,363	68,196	68,011
Institutional pharmacy expenses	19,717	18,296	58,223	54,957
Rent expense	47,628	44,468	142,162	132,929
General and administrative	13,751	13,465	40,975	38,914
Depreciation and amortization	4,248	3,993	12,495	12,415
Total operating expenses	309,306	293,863	915,960	873,064

Operating income	5,754	1,441	19,312	9,386

Interest, dividend and other income	322	479	1,623	2,394
Interest and other expense	(690)	(964)	(2,388)	(3,390)
Gain (loss) on investments in trading securities	—	(238)	4,856	3,473
(Loss) gain on UBS put right related to auction rate securities	—	455	(4,714)	(2,832)
Equity in income (losses) of Affiliates Insurance Company	35	(23)	(17)	(132)
Gain on early extinguishment of debt	66	3,031	484	34,262
Gain on sale of available for sale securities	—	795	—	795
Impairment of investments in available for sale securities	—	—	—	(2,947)

Income from continuing operations before income taxes	5,487	4,976	19,156	41,009
Benefit (provision) for income taxes	123	(565)	(930)	(2,074)
Income from continuing operations	5,610	4,411	18,226	38,935
Loss from discontinued operations	(452)	(303)	(830)	(877)

Net income	$5,158	$4,108	$17,396	$38,058

Weighted average shares outstanding - basic	35,724	34,219	35,698	32,890

Weighted average shares outstanding - diluted	38,937	38,835	39,302	38,554

Basic income per share from:
Continuing operations	$0.16	$0.13	$0.51	$1.18
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)
Net income per share - basic	$0.15	$0.12	$0.49	$1.15

Diluted income per share from:
Continuing operations	$0.15	$0.13	$0.50	$1.06
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net income per share - diluted	$0.14	$0.12	$0.48	$1.04

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$17,396	$38,058
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,495	12,415
Gain on early extinguishment of debt	(484)	(34,262)
Loss from discontinued operations	830	877
Gain on investments in trading securities	(4,856)	(3,473)
Loss on UBS put right related to auction rate securities	4,714	2,832
Gain on sale of available for sale securities	—	(795)
Impairment of investments in available for sale securities	—	2,947
Equity in losses of Affiliates Insurance Company	17	132
Provision for losses on receivables, net	(6)	371
Changes in assets and liabilities:
Accounts receivable	(1,068)	3,720
Prepaid expenses and other assets	1,245	(1,171)
Investment in trading securities	74,425	—
Accounts payable and accrued expenses	(11,192)	(949)
Accrued compensation and benefits	10,554	9,696
Due to affiliates	105	218
Other current and long term liabilities	5,822	2,229
Cash provided by operating activities	109,997	32,845

Net cash (used in) provided by discontinued operations	(830)	275

Cash flows from investing activities:
Deposits into restricted cash and investment accounts, net	482	(5,744)
Acquisition of property and equipment	(37,429)	(47,666)
Acquisition of senior living communities, net of working capital assumed	(13,232)	—
Investment in Affiliates Insurance Company	(75)	(5,109)
Proceeds from disposition of property and equipment held for sale	23,768	30,353
Proceeds from sale of equipment to Senior Housing	—	8,491
Proceeds from sale of available for sale securities	514	3,719
Cash used in investing activities	(25,972)	(15,956)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	10,649	48,889
Repayments of borrowings on credit facilities	(49,790)	(31,060)
Purchase and retirement of convertible senior notes	(7,778)	(38,458)
Repayments of mortgage notes payable	(4,584)	(121)
Proceeds from issuance of common shares to Senior Housing	—	8,960
Cash used in financing activities	(51,503)	(11,790)

Change in cash and cash equivalents during the period	31,692	5,374
Cash and cash equivalents at beginning of period	5,017	16,138
Cash and cash equivalents at end of period	$36,709	$21,512

Supplemental cash flow information:
Cash paid for interest	$1,527	$2,516
Cash paid for income taxes	$987	$2,216

Non-cash activities:
Issuance of common stock	$174	$87

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, which we refer to as the Company, we, us and our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For discussion of our liquidity and capital resources see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report. We have made reclassifications to the prior year’s financial statements to conform to the current year’s presentation.  Material changes are limited to presenting accrued self insurance obligations separately from other current liabilities and presenting community fees separately from other long term liabilities.  These reclassifications had no effect on net income or shareholders’ equity.

We operate senior living communities, including independent living communities, assisted living facilities and skilled nursing facilities, or SNFs.  As of September 30, 2010, we leased or owned and operated 214 senior living communities containing 22,774 living units, including 171 primarily independent and assisted living communities with 18,722 living units and 43 SNFs with 4,052 living units.

Of our 171 primarily independent and assisted living communities, we:

•                                          leased 143 communities containing 16,445 living units from Senior Housing Properties Trust, or SNH, our former parent;

•              leased four communities with 200 living units from Health Care Property Investors, or HCPI; and

•              owned 24 communities with 2,077 living units.

Of our 43 SNFs, we:

•              leased 41 facilities with 3,781 living units from SNH; and

•              owned two facilities with 271 living units.

In aggregate, our 214 senior living communities included 6,323 independent living apartments, 10,469 assisted living suites and 5,982 skilled nursing units.  Excluded from the preceding data are two assisted living communities containing 173 living units leased from SNH that we have classified as discontinued operations.

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

Note 3. Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30, 2010	December 31, 2009
Land	$15,534	$14,774
Buildings and improvements	164,141	151,392
Furniture, fixtures and equipment	74,307	62,678
	253,982	228,844
Accumulated depreciation	(45,027)	(36,102)
	$208,955	$192,742

As of September 30, 2010 and December 31, 2009, we had assets of $5,009 and $6,944, respectively, included in our property and equipment that we intend to sell to SNH as permitted by our leases.

Note 4. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2010 and 2009 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$5,158	$4,108	$17,396	$38,058
Net change in unrealized appreciation of investments	1,593	968	2,114	5,679
Comprehensive income	$6,751	$5,076	$19,510	$43,737

Note 5.  Financial Data by Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living communities, assisted living facilities and SNFs, which are subject to centralized oversight and provide housing and services generally to elderly residents.  Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business, but we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for assets of our captive insurance company, which participates in our workers’ compensation and liability insurance programs and is located in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest and other income, interest and other expense, and certain corporate expenses.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Our revenues by segments and a reconciliation of segment operating profit (loss) to income from continuing operations for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended September 30, 2010
Revenues	$270,024	$24,756	$20,280	$315,060
Segment expenses:
Operating expenses	201,383	22,579	19,717	243,679
Rent expense	45,087	2,541	—	47,628
Depreciation and amortization	3,357	35	856	4,248
Total segment expenses	249,827	25,155	20,573	295,555

Segment operating profit (loss)	20,197	(399)	(293)	19,505
General and administrative expenses(2)	—	—	(13,751)	(13,751)
Operating income (loss)	20,197	(399)	(14,044)	5,754
Interest, dividend and other income	22	—	300	322
Interest and other expense	(141)	—	(549)	(690)
Equity in income of Affiliates Insurance Company	—	—	35	35
Gain on early extinguishment of debt	—	—	66	66
Benefit for income taxes	—	—	123	123
Income (loss) from continuing operations	$20,078	$(399)	$(14,069)	$5,610

Total Assets as of September 30, 2010	$300,537	$14,342	$72,812	$387,691

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended September 30, 2009
Revenues	$251,795	$24,641	$18,868	$295,304
Segment expenses:
Operating expenses	191,278	22,363	18,296	231,937
Rent expense	41,906	2,562	—	44,468
Depreciation and amortization	2,961	22	1,010	3,993
Total segment expenses	236,145	24,947	19,306	280,398

Segment operating profit (loss)	15,650	(306)	(438)	14,906
General and administrative expenses(2)	—	—	(13,465)	(13,465)
Operating profit (loss)	15,650	(306)	(13,903)	1,441
Interest, dividend and other income	9	—	470	479
Interest and other expense	(200)	—	(764)	(964)
Loss on investments in trading securities	—	—	(238)	(238)
Gain on UBS put right related to auction rate securities	—	—	455	455
Equity in losses of Affiliates Insurance Company	—	—	(23)	(23)
Gain on early extinguishment of debt	—	—	3,031	3,031
Gain on sale of available for sale securities	—	—	795	795
Provision for income taxes	—	—	(565)	(565)
Income (loss) from continuing operations	$15,459	$(306)	$(10,742)	$4,411

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Nine months ended September 30, 2010
Revenues	$801,585	$73,917	$59,770	$935,272
Segment expenses:
Operating expenses	593,909	68,196	58,223	720,328
Rent expense	134,726	7,436	—	142,162
Depreciation and amortization	9,651	97	2,747	12,495
Total segment expenses	738,286	75,729	60,970	874,985

Segment operating profit (loss)	63,299	(1,812)	(1,200)	60,287
General and administrative expenses(2)	—	—	(40,975)	(40,975)
Operating income (loss)	63,299	(1,812)	(42,175)	19,312
Interest, dividend and other income	176	—	1,447	1,623
Interest and other expense	(537)	—	(1,851)	(2,388)
Gain on investments in trading securities	—	—	4,856	4,856
Loss on UBS put right related to auction rate securities	—	—	(4,714)	(4,714)
Equity in losses of Affiliates Insurance Company	—	—	(17)	(17)
Gain (loss) on early extinguishment of debt	(134)	—	618	484
Provision for income taxes	—	—	(930)	(930)
Income (loss) from continuing operations	$62,804	$(1,812)	$(42,766)	$18,226

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Nine months ended September 30, 2009
Revenues	$752,024	$75,008	$55,418	$882,450
Segment expenses:
Operating expenses	565,838	68,011	54,957	688,806
Rent expense	124,743	8,186	—	132,929
Depreciation and amortization	9,358	75	2,982	12,415
Total segment expenses	699,939	76,272	57,939	834,150

Segment operating profit (loss)	52,085	(1,264)	(2,521)	48,300
General and administrative expenses(2)	—	—	(38,914)	(38,914)
Operating profit (loss)	52,085	(1,264)	(41,435)	9,386
Interest, dividend and other income	302	—	2,092	2,394
Interest and other expense	(603)	—	(2,787)	(3,390)
Gain on investments in trading securities	—	—	3,473	3,473
Loss on UBS put right related to auction rate securities	—	—	(2,832)	(2,832)
Equity in losses of Affiliates Insurance Company	—	—	(132)	(132)
Gain on early extinguishment of debt	—	—	34,262	34,262
Gain on sale of available for sale securities	—	—	795	795
Impairment on investments in available for sale securities	—	—	(2,947)	(2,947)
Provision for income taxes	—	—	(2,074)	(2,074)
Income (loss) from continuing operations	$51,784	$(1,264)	$(11,585)	$38,935

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 6. Goodwill, and Other Intangible Assets

The changes in the carrying amount of goodwill and other intangible assets from January 1, 2010 to September 30, 2010 are as follows:

	Senior Living Communities(1)	Corporate and Other(2)	Total
Balance as of January 1, 2010	$11,793	$4,389	$16,182

Amortization of intangibles	(76)	(271)	(347)

Balance as of September 30, 2010	$11,717	$4,118	$15,835

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

Note 7.  Income Taxes

Because we have historically reported losses, we do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income.  We will, however, continue to assess our ability to generate sufficient taxable income during future periods in which our deferred tax assets may be realized.  When we believe that we will more likely than not realize the benefit of our deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statement of operations, which will affect our results of operations.  As of December 31, 2009, our federal net operating loss carry forward was approximately $121,385.  Our net operating loss carry forwards, which begin to expire in 2024 if unused, are subject to audit and adjustment by the Internal Revenue Service.

For the nine months ended September 30, 2010, we recognized tax expenses of $930, which includes a tax benefit of $308 related to prior year refunds resulting from the application of tax credits that offset federal alternative minimum taxes, and $1,116 of state taxes that are payable without regard to our tax loss carry forwards.  Tax expense also includes $122 related to a non-cash deferred liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Note 8.  Earnings Per Share

We computed basic earnings per share, or EPS, for the three and nine months ended September 30, 2010 and 2009 using the weighted average number of shares outstanding during the periods.  Diluted EPS for the periods ended September 30, 2010 and 2009, reflects additional common shares, related to our convertible senior notes due in 2026, or the Notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include 435,490 and 389,240 unvested shares as of September 30, 2010 and 2009, respectively, issued to our officers and others under our 2001 Stock Option and Stock Incentive Plan.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

The following table provides a reconciliation of income from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended September 30,
	2010			2009
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$5,610	35,724	$0.16	$4,411	34,219	$0.13
Effect of convertible senior notes	380	3,213		488	4,616
Diluted income from continuing operations	$5,990	38,937	$0.15	$4,899	38,835	$0.13

Diluted loss from discontinued operations	$(452)	38,937	$(0.01)	$(303)	38,835	$(0.01)

	Nine Months Ended September 30,
	2010			2009
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$18,226	35,698	$0.51	$38,935	32,890	$1.18
Effect of convertible senior notes	1,266	3,604		1,783	5,664
Diluted income from continuing operations	$19,492	39,302	$0.50	$40,718	38,554	$1.06

Diluted loss from discontinued operations	$(830)	39,302	$(0.02)	$(877)	38,554	$(0.02)

Note 9.  Fair Values of Assets and Liabilities

The table below presents the assets and liabilities that we measured at fair value at September 30, 2010, categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long lived assets held for sale (1)	$5,009	$—	$5,009	$—
Available for sale securities (2)
Equity securities
Financial services industry	9,989	9,989	—	—
REIT industry	2,712	2,712	—	—
Insurance industry	2,233	2,233	—	—
Other	1,677	1,677	—	—
Total equity securities	16,611	16,611	—	—
Debt securities
International convertible bond fund	203	203	—	—
International bond fund	1,966	1,966	—	—
Total debt securities	2,169	2,169	—	—
Total available for sale securities	18,780	18,780	—	—

Total	$23,789	$18,780	$5,009	$—

(1) Long lived assets held for sale consist of property and equipment we expect to sell to SNH as permitted by our leases.  We expect to sell these assets to SNH at their recorded cost and we have either recently acquired the assets or the assets are part of active construction projects.  Accordingly, the cost of these assets approximates their fair value.

(2) Investments in available for sale securities are reported on our balance sheet as current investments in available for sale securities of $12,323 and long term restricted cash and investments of $6,457.  We determine the estimated fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.  In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings. During the nine months ended September 30, 2009, we recorded an “other than temporary impairment” charge of $2,947, for certain of these securities.

Our investments in available for sale securities had amortized costs of $12,004 and $12,518 as of September 30, 2010 and December 31, 2009, respectively, had unrealized gains of $6,776 and $4,701 as of September 30, 2010 and December 31, 2009, respectively, and had unrealized losses of $39 as of December 31, 2009.  During the three months ended September 30, 2009, we received gross proceeds of $3,719 in connection with the sale of available for sale securities and recorded a gross realized gain totaling $820 and a gross realized loss totaling $25.

During the three and nine months ended September 30, 2010, there were no transfers of assets or liabilities for which we began or discontinued to use Significant Unobservable Inputs (Level 3) to measure their value.

Our financial instruments are limited to cash and cash equivalents, accounts receivable, investments in available for sale securities, accounts payable, mortgage notes payable and our Notes.  As of September 30, 2010 we believe that the fair values of our current financial instruments as of September 30, 2010 approximate their reported carrying amounts.

The carrying values and fair values of non-current financial instruments are shown in the following table.

	As of September 30, 2010		As of December 31, 2009
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long term financial assets:
Restricted cash and investments(1)	$17,005	$17,005	$14,670	$14,670
Equity investment in Affiliates Insurance Company(2)	5,058	5,058	5,000	5,000
Total long term financial assets	$22,063	$22,063	$19,670	$19,670

Long term financial liabilities:
Mortgage notes payable(1)	7,724	7,724	12,284	12,284
Convertible senior notes(3)	41,065	35,316	49,707	37,777
Total long term financial liabilities	$48,789	$43,040	$61,991	$50,061

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

(3) We estimate the fair value of the Notes, using quoted market data for these securities.

Note 10.  Acquisitions

In August 2010, we acquired from an unrelated party, a continuing care retirement community containing 110 living units located in Wisconsin for $14,700.  We financed the acquisition with cash on hand and by the assumption of

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

approximately $1,311 of resident deposits.  We have included the results of this community’s operations in our consolidated financial statements from the date of acquisition. We allocated the purchase price of this community to land, buildings and equipment. The majority of this community’s revenues come from residents’ private resources.  We acquired this community as part of our strategy of expanding our business in high quality senior living operations where residents pay for our services with private resources.

Note 11.  Indebtedness

We have a $35,000 revolving line of credit and security agreement, or our Credit Agreement, which terminates on March 18, 2013 when all amounts outstanding are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts payable under our Credit Agreement upon the occurrence and continuation of certain events of default.  As of September 30, 2010 and October 28, 2010, no amounts were outstanding under our Credit Agreement. As of September 30, 2010 and October 28, 2010, we believe we are in compliance with all applicable covenants under our Credit Agreement. Interest expense and other associated costs related to our Credit Agreement and our prior revolving line of credit were $137 and $56 for the three months ended September 30, 2010 and 2009, respectively, and $355 and $248 for the nine months ended September 30, 2010 and 2009, respectively.

On July 1, 2010 we repaid our outstanding balance of $6,264 and terminated our non-recourse credit facility with UBS AG, or UBS. Interest expense and other associated costs related to this facility were $0 and $111 for the three months ended September 30, 2010 and 2009, respectively, and $149 and $398 for the nine months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, we had $41,065 principal amount of the Notes outstanding, that we issued pursuant to an indenture in October 2006.  The Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year and are convertible into our common shares at any time.  The initial and current conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents a conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase some or all of the Notes on October 15 of each of 2013, 2016 and 2021.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  Interest expense and other associated costs on the outstanding Notes were $412 and $597 for the three months ended September 30, 2010 and 2009, respectively, and $1,346 and $2,143 for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010 and October 28, 2010, we believe we are in compliance with all applicable covenants of this indenture.

During the nine months ended September 30, 2010, we purchased and retired $8,642 par value of the Notes that we purchased for $7,778, plus accrued interest.  During the nine months ended September 30, 2009, we purchased and retired $74,920 par value of the Notes for $38,458, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt during the nine months ended September 30, 2010 and 2009 of $618 and $34,262, respectively, net of transaction costs and related unamortized financing costs. The 2010 gain was partially offset in our condensed consolidated statement of income by a $134 prepayment penalty related to the prepayment of one of our United States Department of Housing and Urban Development, or HUD, insured mortgages.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

At September 30, 2010, two of our communities were encumbered by HUD insured mortgage notes totaling $7,857, that contain standard HUD mortgage covenants.  The weighted average interest rate on these HUD loans is 5.43%.  Payments of principal and interest are due monthly until the mortgage notes mature; one note matures in June 2035 and the other matures in May 2039.  In July 2010, we prepaid another of our HUD insured mortgages that was secured by one of our senior living communities. We paid $4,635 to retire this note which consisted of $4,501 in principal and interest and $134 in prepayment penalties.  Mortgage interest expense, including premium amortization, was $141 and $200 for the three months ended September 30, 2010 and 2009, respectively, and $538 and $603 for the nine months ended September 30, 2010 and 2009.

Note 12. Off Balance Sheet Arrangements

As of September 30, 2010, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, material joint ventures or partnerships, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $14,904 arising from our operation of 56 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender.

Note 13. Related Person Transactions

SNH is our former parent company, SNH is our most important landlord and SNH is currently our largest shareholder (owning approximately 9.1% of our total common shares outstanding as of September 30, 2010).  Also, both we and SNH purchase management services from Reit Management and Research LLC, or RMR.  As of September 30, 2010, we leased 186 of our 216 senior living communities, including two that we report as discontinued operations, and two rehabilitation hospitals from SNH.  Under our leases with SNH, we pay SNH rent based on minimum annual amounts plus percentage amounts based on increases in gross revenues at certain properties.  During the nine months ended September 30, 2010 and 2009 we recorded rent expense of $141,214 and $132,266, respectively, under our leases with SNH.  During the three and nine months ended September 30, 2010, pursuant to the terms of our leases with SNH, SNH purchased $7,958 and $23,768 of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $638 and $1,905, respectively.   In August 2010, at our request, SNH sold four skilled nursing facilities located in Nebraska with aggregate 196 living units that we leased from SNH and our rent to SNH decreased by approximately $145 per year.  Our total annual rent payable to SNH under our leases with SNH as of September 30, 2010 was $186,137, excluding percentage rent based on increases in gross revenues at certain properties.

During the three months ended September 30, 2010 and 2009, we incurred management service charges due to RMR of $2,880 and $2,707, respectively; during the nine month periods ended September 30, 2010 and 2009, we incurred management service charges due to RMR of $8,424 and $7,859, respectively.

As of September 30, 2010, we have invested $5,209 in Affiliates Insurance, an Indiana licensed insurance company organized by RMR and other companies to which RMR provides management services.  All of our directors are also directors of Affiliates Insurance and RMR provides certain management services to Affiliates Insurance.  We own 14.29% of Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance because each of our directors is a director of Affiliates Insurance.  This investment had a carrying value of $5,058 and $5,000 as of September 30, 2010 and December 31, 2009, respectively.  During the three and nine months ended September 30, 2010, we invested an additional $31 and $75, respectively, in Affiliates Insurance.  During the three and nine months ended September 30, 2010, we recognized income of $35 and a loss of $17, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our annual premiums and associated costs for this property insurance are expected to be approximately $2,878.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance.

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

Note 14.  Discontinued Operations

In March 2007, we agreed with SNH that it should sell two assisted living communities located in Pennsylvania with aggregate 173 living units, which we lease from SNH.  We and SNH are in the process of selling these assisted living communities and, if they are sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$1,078	$3,875	$6,124	$12,297
Expenses	(1,530)	(4,178)	(6,954)	(13,174)
Net loss	$(452)	$(303)	$(830)	$(877)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living communities, assisted living facilities and SNFs.  Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business, but we report our institutional pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for our captive insurance company, which participates in our workers’ compensation and liability insurance programs and is located in the Cayman Islands.

We use segment operating profit as an important measure to evaluate our performance and for business decision making purposes.  Segment operating profit excludes interest, dividend and other income, interest and other expense and certain corporate expenses.

Key Statistical Data For the Three Months Ended September 30, 2010 and 2009:

The following tables present a summary of our operations for the three months ended September 30, 2010 and 2009:

Senior living communities:

	Three months ended September 30,
(dollars in thousands, except average daily rate)	2010	2009	$ Change	% Change
Senior living revenue	$270,024	$251,795	$18,229	7.2%
Senior living wages and benefits	(135,810)	(128,851)	(6,959)	(5.4)%
Other senior living operating expenses	(65,573)	(62,427)	(3,146)	(5.0)%
Rent expense	(45,087)	(41,906)	(3,181)	(7.6)%
Depreciation and amortization expense	(3,357)	(2,961)	(396)	(13.4)%
Interest and other expense	(141)	(200)	59	29.5%
Interest, dividend and other income	22	9	13	144.4%
Senior living income from continuing operations	$20,078	$15,459	$4,619	29.9%

No. of communities (end of period)	214	202	12	5.9%
No. of living units (end of period)	22,774	21,722	1,052	4.8%
Occupancy %	86.2%	86.4%	n/a	(0.2)%
Average daily rate	$148.40	$144.54	$3.86	2.7%
Percent of senior living revenue from Medicaid	16.1%	16.2%	n/a	(0.1)%
Percent of senior living revenue from Medicare	13.8%	14.1%	n/a	(0.3)%
Percent of senior living revenue from private and other sources	70.1%	69.7%	n/a	0.4%

Comparable communities   (senior living communities that we have operated continuously since July 1, 2009):

	Three months ended September 30,
(dollars in thousands, except average daily rate)	2010	2009	$ Change	% Change
Senior living revenue	$258,439	$251,795	$6,644	2.6%
Senior living wages and benefits	(129,994)	(128,851)	(1,143)	(0.9)%
Other senior living operating expenses	(62,912)	(62,427)	(485)	(0.8)%
No. of communities (end of period)	202	202	n/a	—
No. of living units (end of period)	21,722	21,722	n/a	—
Occupancy %	86.1%	86.4%	n/a	(0.3)%
Average daily rate	$148.80	$144.54	$4.26	2.9%
Percent of senior living revenue from Medicaid	16.4%	16.2%	n/a	0.2%
Percent of senior living revenue from Medicare	14.2%	14.1%	n/a	0.1%
Percent of senior living revenue from private and other sources	69.4%	69.7%	n/a	(0.3)%

Rehabilitation hospitals:

	Three months ended September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Rehabilitation hospital revenues	$24,756	$24,641	$115	0.5%
Rehabilitation hospital expenses	(22,579)	(22,363)	(216)	(1.0)%
Rent expense	(2,541)	(2,562)	21	0.8%
Depreciation and amortization expense	(35)	(22)	(13)	(59.1)%
Rehabilitation hospital (loss) income from continuing operations	$(399)	$(306)	$(93)	(30.4)%

Corporate and Other:(1)

	Three months ended September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Institutional pharmacy revenue	$20,280	$18,868	$1,412	7.5%
Institutional pharmacy expenses	(19,717)	(18,296)	(1,421)	(7.8)%
Depreciation and amortization expense	(856)	(1,010)	154	15.2%
General and administrative expense(2)	(13,751)	(13,465)	(286)	(2.1)%
Loss on investments in trading securities	—	(238)	238	(100.0)%
Gain on UBS put right related to auction rate securities	—	455	(455)	(100.0)%
Equity in income (losses) of Affiliates Insurance	35	(23)	58	252.2%
Gain on early extinguishment of debt	66	3,031	(2,965)	(97.8)%
Gain on sale of available for sale securities	—	795	(795)	(100.0)%
Interest, dividend and other income	300	470	(170)	(36.2)%
Interest and other expense	(549)	(764)	215	28.1%
Benefit (provision) for income taxes	123	(565)	688	121.8%
Corporate and Other loss from continuing operations	$(14,069)	$(10,742)	$(3,327)	(31.0)%

(1)	Corporate and Other includes operations that we do not consider a significant, separately reportable segment of our business and income and expenses that are not attributable to a specific segment.
(2)

General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and contractual service expenses affecting home office activities.

Consolidated:

	Three months ended September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Summary of revenue:
Senior living revenue	$270,024	$251,795	$18,229	7.2%
Rehabilitation hospital revenue	24,756	24,641	115	0.5%
Corporate and other	20,280	18,868	1,412	7.5%
Total revenue	$315,060	$295,304	$19,756	6.7%

Summary of income from continuing operations:
Senior living communities	$20,078	$15,459	$4,619	29.9%
Rehabilitation hospitals	(399)	(306)	(93)	(30.4)%
Corporate and other	(14,069)	(10,742)	(3,327)	(31.0)%
Income from continuing operations	$5,610	$4,411	$1,199	27.2%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Senior living communities:

The 7.2% increase in senior living revenue for the three months ended September 30, 2010 compared to the comparable period in 2009 was due primarily to revenues from the 11 communities we began to operate during the fourth quarter of 2009 and the one community we acquired during the third quarter of 2010, plus increased per diem charges to residents, offset by a decrease in occupancy.  The 2.6% increase in senior living revenue at the communities that we have operated continuously since April 1, 2009, or our comparable communities, was due primarily to increased per diem charges to residents, offset by a decrease in occupancy.

Our 5.4% increase in senior living wages and benefits for the three months ended September 30, 2010 compared to the comparable period in 2009 was primarily due to wages and benefits from the 11 communities we began to operate during the fourth quarter of 2009 and the one community we acquired during the third quarter of 2010 plus slightly higher than historical workers compensation costs at our comparable communities offset by a reduction in our health insurance costs.  The 5.0% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from expenses at the 11 communities we began to operate during the fourth quarter of 2009 and the one community we acquired during the third quarter of 2010.  The senior living wages and benefits costs for our comparable communities increased by 0.9% due primarily to moderate wage increases and slightly higher than historical workers compensation costs offset by a reduction in our health insurance costs.  Other senior living operating expenses at our comparable communities increased by 0.8% due primarily to increases in food and other general and administrative costs.  The 7.6% senior living rent expense increase was primarily due to the addition of 11 communities that we began to lease during the fourth quarter of 2009 and our payment of additional rent for senior living community capital improvements purchased by SNH since July 1, 2009.

The 13.4% increase in senior living depreciation and amortization expense for the three months ended September 30, 2010 compared to the comparable period in 2009 was primarily attributable to capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Our interest and other expenses decreased by 29.5% for the three months ended September 30, 2010 compared to the comparable period in 2009 primarily as a result of the prepayment of one of our HUD insured mortgages.

Rehabilitation hospitals:

The 0.5% increase in rehabilitation hospital revenues for the three months ended September 30, 2010 compared to the comparable period in 2009 was primarily due to increased third party insurance provider rates offset by a decrease in occupancy.

The 1.0% increase in rehabilitation hospital expenses for the three months ended September 30, 2010 compared to the comparable period in 2009 was primarily due to higher operating and plant expenses and slightly higher than historical workers compensation costs offset by a reduction in our health insurance costs.

The 0.8% decrease in rent expense for the three months ended September 30, 2010 compared to the comparable period in 2009 was due to rent reductions pursuant to a lease realignment agreement we entered with SNH in August 2009, offset by our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH after July 1, 2009.

Corporate and other:

The 7.5% increase in institutional pharmacy revenues for the three months ended September 30, 2010 compared to the comparable period in 2009 was primarily due to adding new customers, partially offset by decreased revenues per prescription due to a higher percentage of sales of generic drugs.

The 7.8% increase in institutional pharmacy expenses for the three months ended September 30, 2010 compared to the comparable period in 2009 was primarily the result of increases in cost of sales, due to higher pharmacy sales and the resulting increase in labor and benefit expenses associated with serving additional customers.

The 2.1% increase in general and administrative expenses for the three months ended September 30, 2010 compared to the comparable period in 2009 was primarily the result of increased regional support costs and expenses associated with communities we began to operate during the fourth quarter of 2009 and the one community we acquired during the third quarter of 2010, plus wage increases.  General and administrative expenses as a percentage of total revenue was 4.4% for the three months ended September 30, 2010 compared to 4.6% for the same period last year.

Our interest, dividend and other income decreased by 36.2% for the three months ended September 30, 2010 compared to the comparable period in 2009 primarily as a result of lower yields realized on our investments.

Our interest and other expense decreased by 28.1% for the three months ended September 30, 2010 compared to the comparable period in 2009 primarily as a result of our purchase and retirement of $38.9 million of our outstanding Notes since April 1, 2009.

During the three months ended September 30, 2010, we purchased and retired $925,000 par value of our outstanding Notes for $833,000, plus accrued interest.  As a result of this purchase we recorded a gain on extinguishment of debt of $66,000, net of related unamortized costs.

During the three months ended September 30, 2009, we purchased and retired $15.6 million par value of our outstanding Notes for $12.2 million, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt of $3.0 million, net of related unamortized costs.

For the three months ended September 30, 2010, we recognized an income tax benefit of $123,000, which includes a tax benefit of $308,000 related to prior year refunds resulting from the application of tax credits that offset federal alternative minimum taxes, and $154,000 of state taxes that are payable without regard to our tax loss carry forwards.  Tax benefit also includes $31,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Key Statistical Data For the Nine Months Ended September 30, 2010 and 2009:

The following tables present a summary of our operations for the nine months ended September 30, 2010 and 2009:

Senior living communities:

	Nine months ended September 30,
(dollars in thousands, except average daily rate)	2010	2009	$ Change	% Change
Senior living revenue	$801,585	$752,024	$49,561	6.6%
Senior living wages and benefits	(402,364)	(382,957)	(19,407)	(5.1)%
Other senior living operating expenses	(191,545)	(182,881)	(8,664)	(4.7)%
Rent expense	(134,726)	(124,743)	(9,983)	(8.0)%
Depreciation and amortization expense	(9,651)	(9,358)	(293)	(3.1)%
Interest and other expense	(537)	(603)	66	10.9%
Interest, dividend and other income	176	302	(126)	(41.7)%
Loss on early extinguishment of debt	(134)	—	(134)	—
Senior living income from continuing operations	$62,804	$51,784	$11,020	21.3%

No. of communities (end of period)	214	202	12	5.9%
No. of living units (end of period)	22,774	21,734	1,040	4.8%
Occupancy %	86.3%	86.6%	n/a	(0.3)%
Average daily rate	$148.71	$145.24	$3.47	2.4%
Percent of senior living revenue from Medicaid	15.7%	16.0%	n/a	(0.3)%
Percent of senior living revenue from Medicare	14.1%	14.5%	n/a	(0.4)%
Percent of senior living revenue from private and other sources	70.2%	69.5%	n/a	0.7%

Comparable communities (senior living communities that we have operated continuously since January 1, 2009):

	Nine months ended September 30,
(dollars in thousands, except average daily rate)	2010	2009	$ Change	% Change
Senior living revenue	$767,976	$752,024	$15,952	2.1%
Senior living wages and benefits	(385,536)	(382,957)	(2,579)	(0.7)%
Other senior living operating expenses	(184,024)	(182,881)	(1,143)	(0.6)%
No. of communities (end of period)	202	202	n/a	—
No. of living units (end of period)	21,722	21,722	n/a	—
Occupancy %	86.1%	86.6%	n/a	(0.5)%
Average daily rate	$148.96	$145.24	$3.72	2.6%
Percent of senior living revenue from Medicaid	16.0%	16.0%	n/a	—
Percent of senior living revenue from Medicare	14.5%	14.5%	n/a	—
Percent of senior living revenue from private and other sources	69.5%	69.5%	n/a	—

Rehabilitation hospitals:

	Nine months ended September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Rehabilitation hospital revenues	$73,917	$75,008	$(1,091)	(1.5)%
Rehabilitation hospital expenses	(68,196)	(68,011)	(185)	(0.3)%
Rent expense	(7,436)	(8,186)	750	9.2%
Depreciation and amortization expense	(97)	(75)	(22)	(29.3)%
Rehabilitation hospital loss from continuing operations	$(1,812)	$(1,264)	$(548)	(43.4)%

Corporate and other:(1)

	Nine months ended September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Institutional pharmacy revenue	$59,770	$55,418	$4,352	7.9%
Institutional pharmacy expenses	(58,223)	(54,957)	(3,266)	(5.9)%
Depreciation and amortization expense	(2,747)	(2,982)	235	7.9%
General and administrative(2)	(40,975)	(38,914)	(2,061)	(5.3)%
Gain on investments in trading securities	4,856	3,473	1,383	39.8%
Loss on UBS put right related to auction rate securities	(4,714)	(2,832)	(1,882)	(66.5)%
Equity in losses of Affiliates Insurance	(17)	(132)	115	87.1%
Gain on early extinguishment of debt	618	34,262	(33,644)	(98.2)%
Gain on sale of available for sale securities	—	795	(795)	(100.0)%
Impairment on investments in available for sale securities	—	(2,947)	2,947	100.0%
Interest, dividend and other income	1,447	2,092	(645)	(30.8)%
Interest and other expense	(1,851)	(2,787)	936	33.6%
Provision for income taxes	(930)	(2,074)	1,144	55.2%
Corporate and Other loss from continuing operations	$(42,766)	$(11,585)	$(31,181)	(269.1)%

(1)	Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business, and income and expenses that are not attributable to a specific segment.
(2)

General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and contractual service expenses affecting home office activities.

Consolidated:

	Nine months ended September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Summary of revenue:
Senior living revenue	$801,585	$752,024	$49,561	6.6%
Rehabilitation hospital revenue	73,917	75,008	(1,091)	(1.5)%
Corporate and Other	59,770	55,418	4,352	7.9%
Total revenue	$935,272	$882,450	$52,822	6.0%

Summary of income from continuing operations:
Senior living communities	$62,804	$51,784	$11,020	21.3%
Rehabilitation hospitals	(1,812)	(1,264)	(548)	(43.4)%
Corporate and Other	(42,766)	(11,585)	(31,181)	(269.1)%
Income from continuing operations	$18,226	$38,935	$(20,709)	(53.2)%

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009

Senior living communities:

The 6.6% increase in senior living revenue for the nine months ended September 30, 2010 compared to the comparable period in 2009 was due primarily to revenues from the 11 communities we began to operate during the fourth quarter of 2009 and the one community we acquired during the third quarter of 2010 plus increased per diem charges to residents, offset by a decrease in occupancy.  The 2.1% increase in senior living revenue at the communities that we have operated continuously since January 1, 2009, or our comparable communities, was due primarily to increased per diem charges, offset by a decrease in occupancy.

Our 5.1% increase in senior living wages and benefits for the nine months ended September 30, 2010 compared to the comparable period in 2009 was primarily due to wages and benefits at the 11 communities we began to operate during the fourth quarter of 2009 and the one community we acquired during the third quarter of 2010 plus slightly higher than historical workers compensation at our comparable communities, offset by a reduction in our health insurance costs.  The 4.7% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from expenses at the 11 communities we began to operate during the fourth quarter of 2009 and the one community we acquired during the third quarter of 2010 plus increased charges from various service providers.  The senior living wages and benefits at our comparable communities increased by 0.7% due primarily to moderate wage increases and slightly higher than historical workers compensation costs offset by a reduction in our health insurance costs.  Other senior living operating costs at our comparable communities increased by 0.6% due primarily to increases in food and other general and administrative costs, offset by decreases in supplies and other purchased service expenses.  The 8.0% senior living rent expense increase was primarily due to the addition of 11 communities that we began to lease during the fourth quarter of 2009 and our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2009.

The 3.1% increase in senior living depreciation and amortization expense for the nine months ended September 30, 2010 compared to the comparable period in 2009 was primarily attributable to capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Our senior living interest, dividend and other income decreased by $126,000 for the nine months ended September 30, 2010 compared to the comparable period in 2009, primarily as a result of lower yields on our investments.

Our interest and other expenses decreased by 10.9% for the nine months ended September 30, 2010 compared to the comparable period in 2009 primarily as a result of the prepayment of one of our HUD insured mortgages.

Rehabilitation hospitals:

The 1.5% decrease in rehabilitation hospital revenues for the nine months ended September 30, 2010 compared to the comparable period in 2009 was primarily due to a decrease in occupancy.

The 0.3% increase in rehabilitation hospital expenses for the nine months ended September 30, 2010 compared to the comparable period in 2009 was primarily due to higher operating and plant expenses offset by decreases in labor and benefit expenses due to a decrease in occupancy.

The 9.2% decrease in rent expense for the nine months ended September 30, 2010 compared to the comparable period in 2009 was due to rent reductions pursuant to a lease realignment agreement we entered with SNH in August 2009, offset by our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH after January 1, 2009.

Corporate and other:

The 7.9% increase in institutional pharmacy revenues for the nine months ended September 30, 2010 compared to the comparable period in 2009 was primarily due to adding new customers, partially offset by decreased revenues per prescription due to a higher percentage of sales of generic drugs.

The 5.9% increase in institutional pharmacy expenses for the nine months ended September 30, 2010 compared to the comparable period in 2009 was primarily due to increases in cost of sales as a result of increased pharmacy sales and the resulting increased labor and benefit expenses associated with serving additional customers.

The 5.3% increase in general and administrative expenses for the nine months ended September 30, 2010 compared to the comparable period in 2009 was primarily the result of increased regional support costs, wage increases and expenses associated with 11 communities we began to operate during the fourth quarter of 2009 and the one community we acquired during the third quarter of 2010.  General and administrative expenses as a percentage of total revenue was 4.4% for the nine months ended September 30, 2010 and 2009.

Our interest, dividend and other income decreased by 30.8% for the nine months ended September 30, 2010 compared to the comparable period in 2009 primarily as a result of lower yields on our investments.

Our interest and other expense decreased by 33.6% for the nine months ended September 30, 2010 compared to the comparable period in 2009 primarily as a result of our purchase and retirement of $85.4 million of our outstanding Notes since January 1, 2009.

During the nine months ended September 30, 2010, we recognized a gain of $4.9 million on investments in trading securities related to our holdings of Auction Rate Securities, or ARS, offset by a loss of $4.7 million on the value of a put right related to our ARS.

During the nine months ended September 30, 2009, we recognized:

•                  an unrealized gain of $3.5 million on investments in trading securities related to our holdings of ARS;

•                  an unrealized loss of $2.8 million on the value of put right related to our ARS; and

•                  an “other than temporary impairment” of $2.9 million on investments in securities held by our captive insurance companies.

During the nine months ended September 30, 2010, we purchased and retired $8.6 million par value of our outstanding Notes for $7.7 million plus accrued interest.  As a result of the purchase we recorded a gain on extinguishment of debt of $618,000, net of related unamortized costs.  This gain is offset by $134,000 related to a penalty to prepay one of our HUD insured mortgages.

During the nine months ended September 30, 2009, we purchased and retired $74.9 million par value of our outstanding Notes that we purchased for $38.5 million, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt of $34.3 million, net of related unamortized costs.

For the nine months ended September 30, 2010, we recognized income tax expense of $930,000, which includes a tax benefit of $308,000 related to prior year refunds resulting from the application of tax credits that offset federal alternative minimum taxes, and $1.1 million of state taxes that are payable without regard to our tax loss carry forwards.  Tax expense also includes $122,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2010, we generated $110.0 million of cash flow from operating activities.  As of September 30, 2010, we had unrestricted cash and cash equivalents of $36.7 million and no amounts outstanding on our $35.0 million revolving line of credit.

We believe that a combination of our existing cash, cash equivalents, net cash from operations and our ability to borrow on our revolving line of credit will continue to provide us with adequate cash flow to run our businesses and invest in and maintain our properties for the next 12 months and the foreseeable future after the next 12 months.  If, however, our occupancies continue to decline and we are unable to generate positive cash flow for some period of time, we will explore alternatives to fund our operations.  Such alternatives in the short term and long term may include further reducing costs across the Company, incurring additional debt other than our revolving line of credit, engaging in sale leaseback transactions relating to our unencumbered communities and issuing new equity securities.

Assets and Liabilities

Our total current assets at September 30, 2010 were $136.6 million, compared to $180.4 million at December 31, 2009.  At September 30, 2010, we had cash and cash equivalents of $36.7 million compared to $5.0 million at December 31, 2009.  Our current liabilities were $141.0 million at September 30, 2010 compared to $178.2 million at December 31, 2009.  The decrease in current assets is primarily due to our use of cash on hand and cash generated from our sale of our ARS to UBS for our repayment of our outstanding borrowings on our non-recourse credit facility with UBS, the acquisition of a continuing care community and the prepayment of one of our HUD insured mortgages.   The decrease in current liabilities is primarily the result of our repayment of our outstanding borrowings on our non-recourse credit facility with UBS.  During the first nine months of 2010, we purchased and retired $8.6 million par value of our Notes for $7.8 million plus accrued interest.

We had cash flows from continuing operations of $110.0 million for the nine months ended September 30, 2010 compared to $32.8 million for the same period in 2009.  Acquisitions of property plant and equipment, on a net basis after considering the proceeds from sales of fixed assets to SNH, were $13.7 million and $17.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Our Leases with SNH

Our total annual minimum rent payable to SNH as of September 30, 2010 was $186.1 million, excluding percentage rent based on increases in gross revenues at certain properties.  We paid approximately $1.1 million and $911,000 in percentage rent to SNH for the three months ended September 30, 2010 and 2009, respectively, and approximately $3.2 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, pursuant to the terms of our leases with SNH, SNH purchased $23.8 million of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $1.9 million.

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

At some of our senior living communities (principally our SNFs) and at our rehabilitation hospitals and clinics, operating revenues for skilled nursing and rehabilitation services are received from the Medicare and Medicaid programs.  These programs are discussed in Part I of our Annual Report, under the caption “Government Regulation and Reimbursement,” and in Part 1, Item 2 of our Quarterly Reports on Form 10-Q for the periods ending March 31, 2010 and June 30, 2010, or our Prior 2010 Quarterly Reports, under the caption “Our Revenues.”  We derived 32.7% and 33.5% of our combined senior living and rehabilitation hospital revenues from these programs during the nine months ended September 30, 2010 and 2009, respectively.

Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $156.8 million and $153.7 million for the nine months ended September 30, 2010 and 2009, respectively.  The Federal Centers for Medicare and Medicaid Services, or CMS, adopted rules that took effect on October 1, 2010 that it estimates will increase aggregate Medicare payment rates for SNFs by approximately 1.7% overall in federal fiscal year 2011.  CMS adopted other rules that also took effect October 1, 2010 that it estimates will increase aggregate Medicare payment rates for inpatient rehabilitation facilities, or IRFs, by approximately 2.16% overall in federal fiscal year 2011.

Our net Medicaid revenues from services to senior living community residents totaled $127.2 million and $121.3 million for the nine months ended September 30, 2010 and 2009, respectively.  Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.  Also, certain increases in federal payments to states for Medicaid programs, in effect since October 1, 2008, pursuant to the American Recovery and Reinvestment Act of 2009, that were scheduled to expire on December 31, 2010, have been extended for an additional six months through June 30, 2011, but at substantially reduced levels.  The phasing out of these temporary federal payments, combined with the anticipated slow recovery of state revenues, is expected to result in continued difficult state fiscal conditions.  Some state budget deficits likely will increase, and it is possible that certain states will reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

The new comprehensive health care reform law known as the Patient Protection and Affordable Care Act, or PPACA, adopted in March 2010 and discussed in Part 1, Item 2 of our Prior 2010 Quarterly Reports under the caption “Our Revenues,” includes policy changes and provisions that may result in reduced Medicare rates of payment for SNFs and IRFs or a failure of such rates to cover our cost increases over the next several years.  For example, PPACA affects Medicare reimbursement to SNFs in federal fiscal year 2011 by requiring CMS to delay its planned use of a revised case mix classification system, RUG-IV, until federal fiscal year 2012, with certain exceptions, while mandating that a new resident assessment instrument, or MDS 3.0, designed to collect clinical data for RUG-IV, be implemented as planned in federal fiscal year 2011.  Because CMS has not completed the payment program designs required to incorporate the features mandated by PPACA, CMS has adopted interim SNF payment rates that took effect on October 1, 2010.  After CMS has completed the required infrastructure, it plans to retroactively adjust the payment rates to incorporate the revisions required by PPACA.   We are unable to predict at this time the effect that these changes in the Medicare FY 2011 payment system for SNFs will have on our operating income.

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

Debt Financings and Covenants

At September 30, 2010, we had $41.1 million principal amount of Notes outstanding that were issued pursuant to an indenture in October 2006.  These Notes are convertible into our common shares at any time.  The initial and current conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of Notes, which represents a conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  These Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on October 15 of each of 2013, 2016 and 2021.  As of September 30, 2010 and October 28, 2010, we believe we are in compliance with all applicable covenants of this indenture.

During the nine months ended September 30, 2010, we purchased and retired $8.6 million par value of our outstanding Notes for $7.8 million, plus accrued interest.  During the nine months ended September 30, 2009, we purchased and retired $74.9 million par value of our outstanding Notes for $38.5 million, plus accrued interest.  As a result of these purchases we recorded a gain on extinguishment of debt during the nine months ended September 30, 2010 and 2009 of $618,000 and $34.3 million, respectively, net of related unamortized costs and transaction costs.

We have a $35.0 million revolving line of credit and security agreement, or our Credit Agreement, which terminates on March 18, 2013, when all amounts outstanding thereunder are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts payable under our Credit Agreement upon the occurrence and continuation of certain events of default.  As of September 30, 2010 and October 28, 2010, no amounts were outstanding and $35.0 million was available under our Credit Agreement. As of September 30, 2010 and October 28, 2010, we believe we are in compliance with all applicable covenants under our Credit Agreement.

On July 1, 2010, we repaid our outstanding balance of $6.3 million and terminated our non-recourse credit facility with UBS.

At September 30, 2010, two of our communities were encumbered by HUD insured mortgage notes totaling $7.9 million.  The weighted average interest rate on our HUD loans is 5.43%.  Payments of principal and interest are due monthly until the mortgage notes mature; one note matures in June 2035 and the other matures in May 2039.  In July 2010, we prepaid another of our HUD insured mortgages secured by one of our senior living communities. We paid $4.6 million to retire this note which consisted of approximately, $4.5 million in principal and interest and $134,000 in prepayment penalties.    These mortgages contain standard HUD mortgage covenants.  As of September 30, 2010 and October 28, 2010, we believe we are in compliance with all covenants of our mortgages.

Off Balance Sheet Arrangements

As of September 30, 2010, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, material joint ventures or partnerships, except for the pledge of certain of our assets (e.g., accounts receivable) arising from our operation of 56 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender.

Related Person Transactions

SNH is our former parent company, SNH is our largest landlord and SNH currently owns approximately 9.1% of our common shares.  RMR provides management services to both us and SNH.  One of our Managing Directors is the majority owner of RMR and also serves as a Managing Trustee of SNH.  As of September 30, 2010, we leased 186 of our 216 senior living communities, including two that we report as discontinued operations, and two rehabilitation hospitals from SNH.  Under our leases with SNH, we pay SNH rent based on minimum annual amounts plus percentage amounts based on increases in gross revenues at certain properties.  During the three and nine months ended September 30, 2010, pursuant to the terms of our leases with SNH, SNH purchased $8.0 million and $23.8 million, respectively, of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $638,000 and $1.9 million, respectively.  In August 2010, at our request, SNH sold four skilled nursing facilities located in Nebraska with aggregate 196 living units that we leased from SNH and our rent to SNH decreased by approximately $145,000 per year.  Our total annual rent payable to SNH under our leases with SNH as of September 30, 2010 was $186.1 million, excluding percentage rent based on increases in gross revenues at certain properties.  Additional information regarding our leases with SNH appears in Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2009, or the Annual Report, under in the section captioned “Our SNH Leases”.

RMR provides certain management, administrative and information system services to us under the business management agreement, as amended in January 2010.  During the three months ended September 30, 2010 and 2009, we incurred management services expenses due to RMR of $2.9 million and $2.7 million, respectively.  During the nine months ended September 30, 2010 and 2009, we incurred management services expense due to RMR of $8.4 million and $7.9 million, respectively.

As of September 30, 2010, we have invested approximately $5.2 million in Affiliates Insurance, an Indiana licensed insurance company organized by RMR and other companies to which RMR provides management services.  All of our directors are also directors of Affiliates Insurance and RMR provides certain management services to Affiliates Insurance.  We own 14.29% of Affiliates Insurance.  During the three months and nine months ended September 30, 2010, we recognized income and loss of approximately $35,000 and $17,000, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our annual premiums and associated costs for this property insurance are expected to be approximately $2.9 million.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance because we believe we may realize improved coverage, lower insurance costs or profits by participating in the insurance programs and ownership of Affiliates Insurance.

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

Critical Accounting Policies

The critical accounting policies set forth in Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, are unchanged except as set forth below to update our disclosure as it relates to reserves for the self insurance portions of our insurance programs.  The language set forth below clarifies that, while, at certain times in the past, adjustments to a particular element of a reserve, such as employee health or workers compensation insurance costs, may have been material in relation to the amount of that element, in no circumstance has the adjustment in any period been material to the Company’s financial condition or results of operations. Otherwise, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to critical accounting policies previously disclosed in Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Determining reserves for the casualty, liability, workers compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors.  Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved.  We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.

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

Changes in market interest rates affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $7.9 million mortgage debt and $41.1 million Notes outstanding on September 30, 2010 would decline by approximately $2.3 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $7.9 million mortgage debt and $41.1 million Notes outstanding on September 30, 2010, would increase by approximately $2.4 million.

Our revolving credit facility bears interest at floating rates and matures on March 18, 2013.  As of September 30, 2010 and October 28, 2010, no amounts were outstanding under this credit facility.  We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $35.0 million were drawn under our credit facility and interest rates above the floor or minimum rate decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $350,000, or $0.01 per share, based on our currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

THE INFORMATION CONTAINED ELSEWHERE IN OUR ANNUAL REPORT AND SUBSEQUENT DOCUMENTS FILED WITH THE SEC IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  ALSO, OTHER IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II.   Other Information

Item 6.  Exhibits

10.1	Form of Restricted Share Agreement. (Filed herewith.)

10.2

Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.3

Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)

99.1

Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of August 1, 2010, among certain affiliates of Senior Housing Properties Trust and certain affiliates of the Company. (Filed herewith.)

99.2

Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of August 1, 2010, among certain affiliates of Senior Housing Properties Trust and certain affiliates of the Company. (Filed herewith.)

99.3	Amendment to Subtenant Security Agreement, dated as of August 1, 2010, among certain affiliates of Senior Housing Properties Trust and certain affiliates of the Company. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: October 28, 2010

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: October 28, 2010