Form 10-K
period 2010-12-31
FIVE STAR QUALITY CARE INC
filed 2011-02-23
CIK 1159281

Use these links to rapidly review the document

Exhibits and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-16817

FIVE STAR QUALITY CARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Incorporation)	04-3516029 (IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458
(Address of Principal Executive Offices) (Zip Code)

(Registrant's Telephone Number, Including Area Code): 617-796-8387

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of common stock, $0.01 par value, or common shares, of the registrant held by non-affiliates was $95.1 million based on the $3.02 closing price per common share on the NYSE Amex (on which the registrant's shares were then traded) on June 30, 2010. For purposes of this calculation, an aggregate of 4,224,727.7 common shares, including 3,235,000 common shares held by Senior Housing Properties Trust, or SNH, are held by the directors and officers of the registrant and SNH and have been included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 22, 2011: 36,019,864.

        In this Annual Report on Form 10-K, the terms the "Company," "Five Star", "FVE", "we", "us" or "our", include Five Star Quality Care, Inc., and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 9, 2011, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS PROFITABLY;

  •
  OUR ABILITY TO MEET OUR DEBT OBLIGATIONS;

  •
  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER RATE SETTING AND REGULATORY REQUIREMENTS;

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY INVESTING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

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

  •
  COMPETITION WITHIN THE SENIOR LIVING INDUSTRY AND OUR OTHER BUSINESSES;

  •
  INCREASES IN INSURANCE AND TORT LIABILITY COSTS;

  •
  CHANGES IN MEDICARE AND MEDICAID POLICIES WHICH COULD RESULT IN REDUCED RATES OF PAYMENT OR A FAILURE OF THESE RATES TO COVER OUR COST INCREASES;

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SENIOR HOUSING PROPERTIES TRUST, OR SNH, RMR AND ITS RELATED ENTITIES AND CLIENTS; AND

  •
  COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES.

        FOR EXAMPLE:

  •
  THE VARIOUS GOVERNMENTS WHICH PAY US FOR THE GOODS AND SERVICES WE PROVIDE TO OUR RESIDENTS AND PATIENTS WHO ARE ELIGIBLE FOR MEDICARE AND MEDICAID ARE CURRENTLY EXPERIENCING SEVERE BUDGET SHORTFALLS AND MAY LOWER THE MEDICAID AND MEDICARE RATES THEY PAY US. BECAUSE WE OFTEN CAN NOT ETHICALLY LOWER THE QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE AND MEDICAID RATES, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL;

  •
  OUR RESIDENTS AND PATIENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS;

  •
  WE EXPECT TO OPERATE OUR REHABILITATION HOSPITALS AND PHARMACIES PROFITABLY. HOWEVER, WE HAVE HISTORICALLY EXPERIENCED LOSSES FROM THESE OPERATIONS AND WE MAY BE UNABLE TO OPERATE THESE BUSINESSES PROFITABLY; AND

  •
  OUR INVESTMENT IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF THE FINANCIAL RISKS AND REWARDS ASSOCIATED WITH INSURANCE COMPANIES. WHILE WE CURRENTLY EXPECT TO IMPROVE OUR FINANCIAL RESULTS BY OBTAINING IMPROVED INSURANCE COVERAGES AT LOWER COSTS THAN MAY BE OTHERWISE AVAILABLE TO US AND/OR BY PARTICIPATING IN THE PROFITS WHICH WE MAY REALIZE AS AN OWNER OF AIC, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INVESTMENTS IN, AND PURCHASING INSURANCE FROM, AIC MAY NOT OCCUR.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS THE APPLICATION AND INTERPRETATION OF NEW LEGISLATION AFFECTING OUR BUSINESS, CHANGES IN OUR REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

        EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

FIVE STAR QUALITY CARE, INC.

2010 ANNUAL REPORT ON FORM 10-K

*
Incorporated by reference to our definitive Proxy Statement.

PART I

Item 1.    Business

GENERAL

        We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2010, we leased or owned and operated 212 senior living communities containing 22,562 living units, including 172 primarily independent and assisted living communities with 18,845 living units and 40 SNFs with 3,717 living units.

        Of our 172 primarily independent and assisted living communities, we:

  •
  leased 144 communities containing 16,556 living units from SNH, our former parent;

  •
  leased four communities with 200 living units from Health Care Property Investors, or HCPI; and

  •
  owned 24 communities with 2,089 living units.

        Of our 40 SNFs, we:

  •
  leased 38 facilities with 3,446 living units from SNH; and

  •
  owned two facilities with 271 living units.

        In aggregate, our 212 senior living communities included 6,323 independent living apartments, 10,591 assisted living suites and 5,648 skilled nursing units. Excluded from the preceding data is one assisted living community containing 70 living units and three SNFs containing 329 living units leased from SNH that we have classified as discontinued operations.

        We also operate two rehabilitation hospitals with 321 beds that we lease from SNH. Our two rehabilitation hospitals provide inpatient rehabilitation services at the two hospitals and three satellite locations. In addition, we operate 13 outpatient rehabilitation clinics affiliated with these rehabilitation hospitals. We also own and operate five institutional pharmacies.

        We were created by SNH in April 2000 to operate 54 SNFs and two assisted living communities repossessed from former SNH tenants. We were incorporated in Delaware in April 2000 and reincorporated in Maryland on September 17, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding shares of common stock, $0.01 par value, or our common shares, to its shareholders and we became a separate, publicly owned company listed on the American Stock Exchange (now the NYSE Amex). In February 2011, we transferred the listing of our common shares to the New York Stock Exchange, or the NYSE.

        Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

TYPES OF PROPERTIES

        Our present business plan contemplates the ownership, leasing and management of independent living communities, assisted living communities, SNFs, rehabilitation hospitals and institutional pharmacies. Some of our properties combine more than one type of service in a single building or campus.

        Independent Living Communities.    Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly maid service or services of a social director. Additional services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the community are dedicated to assisted living or nursing services. As of December 31, 2010, our business included 6,323 independent living apartments in 54 communities.

        Assisted Living Communities.    Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community as requested or at regularly scheduled times. As of December 31, 2010, our business included 10,591 assisted living suites in 152 communities.

        Skilled Nursing Facilities.    SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF generally includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2010, our business included 5,648 skilled nursing beds in 70 communities.

        Rehabilitation Hospitals.    Rehabilitation hospitals, also known as inpatient rehabilitation facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in SNFs. Patients in IRFs generally receive a minimum of three hours of rehabilitation services daily. IRFs also provide onsite pharmacy, radiology, laboratory, telemetry, hemodialysis and orthotics/prosthetics services. Outpatient satellite clinics are often included as part of the services offered by IRFs. As of December 31, 2010, our two rehabilitation hospitals had 321 beds available for inpatient services and provided rehabilitation services at three satellite locations. In addition, we operate 13 outpatient clinics affiliated with our rehabilitation hospitals where patients discharged from hospitals can continue their therapy programs and receive amputee, brain injury, neurorehabilitation, cardio-pulmonary, orthopedic, spinal cord injury and stroke rehabilitation services.

        Institutional Pharmacies.    Institutional pharmacies provide large quantities of drugs at locations where patients with recurring pharmacy requirements are concentrated. Our five institutional pharmacies included in continuing operations are located in six leased commercial spaces and one owned commercial space containing a total of approximately 71,659 square feet plus parking areas for our employees and delivery vehicles.

OUR RECENT HISTORY

Senior living acquisitions and initiation of long term leases

        We have grown our business through acquisitions and through initiation of long term leases of independent and assisted living communities where residents' private resources account for a large majority of revenues.

        In August 2010, we acquired from an unrelated party a continuing care retirement community containing 110 living units located in Wisconsin for a purchase price of $14.7 million.

Institutional Pharmacies

        In December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska. We sold the institutional pharmacy located in California in two separate transactions in 2009, which resulted in a gain on sale of $1.2 million. We were unable to sell the mail order pharmacy on acceptable terms and we ceased its operations on March 31, 2009. Accordingly, the operating results of these two businesses are included in discontinued operations.

Rehabilitation Hospitals

        In October 2006, we began to operate two rehabilitation hospitals located in Braintree and Woburn, Massachusetts that provide extensive inpatient and outpatient health rehabilitation services. These hospitals are leased from SNH through June 30, 2026.

Discontinued Operations

        In March 2007, we agreed with SNH that it should sell two assisted living communities in Pennsylvania, which we lease from SNH. In November 2010, we decided to change our operating plans for, and to continue to operate, one of these communities because we could not find a qualified buyer at an acceptable price. Consequently, the operating losses of this community totaling $897,000, $604,000 and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, are no longer included in discontinued operations and we have reclassified the consolidated statement of income to include the results of operations as continuing. The operating loss for 2008 includes an impairment of long lived assets totaling $1.8 million related to these communities. We and SNH are still in the process of selling the other assisted living community and, if and when it is sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

        As discussed above, during 2009, we sold one institutional pharmacy located in California and closed our mail order pharmacy located in Nebraska.

        During 2009, at our request, SNH sold two SNFs, which we leased from SNH. In October 2009, SNH sold a SNF located in Iowa to an unaffiliated party for approximately $473,000 and our rent payable to SNH decreased by approximately $47,300. In November 2009, SNH sold a SNF located in Missouri to an unaffiliated party for approximately $1.2 million, and our rent payable to SNH decreased by approximately $124,700.

        In August 2010, at our request, SNH sold four SNFs, which we leased from SNH, located in Nebraska to an unaffiliated party for approximately $1.5 million, and our rent payable to SNH decreased by approximately $145,000.

        In November 2010, we agreed with SNH that it should sell three SNFs located in Georgia, which we lease from SNH. We and SNH are in the process of selling these SNFs and, upon their sale, our annual rent payable to SNH will decrease by approximately 10.0% of the net proceeds of the sale.

Debt Financings

        In 2006, we issued $126.5 million principal amount of Convertible Senior Notes due 2026, or the Notes. The Notes bear interest at 3.75% per annum, payable semi-annually, and will mature on October 15, 2026. We may prepay the Notes at anytime after October 20, 2011 and the Note holders may require that we purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021. During 2010, we purchased and retired $11.8 million par value of the Notes for $10.8 million plus accrued interest. As a result of these purchases we recorded a $726,000 gain, net of related unamortized costs, on early extinguishment of debt; $37.9 million in principal amount of these Notes remains outstanding.

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

        In addition to managing our existing operations, we intend to continue to expand our business through acquisitions of independent and assisted living communities where residents' private resources account for a large majority of revenues. We expect some of these acquisitions may be achieved by our entering leases or management contracts and some may be achieved by our purchasing communities.

        Since we became a public company in late 2001, we have acquired or leased, and continue to own or lease and operate, 171 primarily independent and assisted living communities that earned, as of December 31, 2010, approximately 85.3% of their revenue from residents' private resources, rather than from Medicare or Medicaid. We prefer to acquire communities that have achieved or are close to achieving stabilized operations, although we occasionally purchase turnaround facilities where we believe we can make significant improvements in operations. We also seek to make acquisitions where we can realize cost efficiencies by adding communities to existing regional operations.

        Although expansion of our free-standing SNF business is not our primary growth strategy, we consider the addition of continuing care retirement communities that include skilled nursing operations to be a worthwhile growth opportunity.

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

        In addition, a fourth divisional vice president with extensive experience in the institutional pharmacy and rehabilitation industries oversees our institutional pharmacies and IRF businesses.

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

        As described in this Annual Report on Form 10-K, we have a business management and shared services agreement, or our business management agreement, with RMR pursuant to which RMR provides to us certain management, administrative and information system services including internal audit, investor relations and tax services, among other matters.

STAFFING

        Independent and Assisted Living Community Staffing.    Each of the independent and assisted living communities we operate has an executive director responsible for the day to day operations of the community, including quality of care, resident services, sales and marketing, financial performance and staff supervision. The executive director is supported by department heads who oversee the care and service of the residents, a wellness director who is responsible for coordinating the services necessary to meet the health care needs of our residents and a marketing director who is responsible for selling our services. Other important staff include the dining services coordinator, the activities coordinator and the property maintenance coordinator.

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

EMPLOYEES

        As of February 22, 2011, we had approximately 22,500 employees, including 14,102 full time equivalents. Approximately 73 employees, including approximately 60 full time equivalents, are represented under one collective bargaining agreement that has a remaining term of approximately two years. We have no employment agreements with our employees except for one assumed contract with a former owner operator of an institutional pharmacy. We believe our relations with our union and non-union employees are good.

GOVERNMENT REGULATION AND REIMBURSEMENT

        Our operations must comply with numerous federal, state and local statutes and regulations. Also, the healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments. At some of our senior living communities (principally our SNFs) and at our rehabilitation hospitals and clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services. Medicare and Medicaid revenues were earned primarily at our SNFs and our two rehabilitation hospitals. We derived 32%, 33% and 33% of our revenues from these programs for the years ended December 31, 2010, 2009 and 2008, respectively.

        Independent Living Communities.    Government benefits generally are not available for services at independent living communities and private resources pay for the resident charges in these communities. However, a number of Federal Supplemental Security Income program benefits pay housing costs for elderly or disabled residents to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of Supplemental Security Income residents reside or are likely to reside. Categories of living arrangements that may be subject to these state standards include independent living communities and assisted living communities. Because independent living communities usually offer common dining facilities, in many locations they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In many states, state or county health departments, social service agencies or offices on aging with jurisdiction over group residential communities for seniors license independent living communities. To the extent that independent living communities include units which provide assisted living or nursing services, these units are subject to applicable state licensing regulations, and if the communities receive Medicaid or Medicare funds, to certification standards. In some states, insurance or consumer protection agencies regulate independent living communities in which residents pay entrance fees or prepay for services.

        Assisted Living Communities.    According to the National Center for Assisted Living, or NCAL, a majority of states provide or are approved to provide Medicaid payments for personal care and medical services to some residents in licensed assisted living communities under waivers granted by or under Medicaid state plans approved by the Centers for Medicare and Medicaid Services, or CMS, of the United States Department of Health and Human Services, or HHS. Most other states are planning some Medicaid funding by preparing state plan amendments or requesting waivers. State Medicaid programs control costs for assisted living and other home and community based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to assisted living community operators are generally lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health related services provided in SNFs. States that administer Medicaid programs for services in assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states' inspection processes for SNFs.

        As a result of the large number of states using Medicaid to purchase services at assisted living communities and the growth of assisted living in recent years, a majority of states have adopted licensing standards applicable to assisted living communities. According to NCAL, more than two thirds of states have licensing statutes or standards specifically using the term "assisted living;" a growing number of states have requirements for communities serving people with Alzheimer's disease or dementia; and more than 20 states have revised their licensing statutes, regulations or policies recently, while others are reviewing their policies or revising their regulations. State regulatory models vary; no national consensus on a definition of assisted living exists, and states do not use any uniform approach to regulate assisted living communities. Most state licensing standards apply to assisted living communities whether or not they accept Medicaid funding. Also, a few states require certificates of need from state health planning authorities before new assisted living communities may be developed. Based on our analysis of current economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid or other public payments for a majority of their revenues may decline in value because Medicaid and other public rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living communities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

        HHS, the Government Accountability Office, or GAO, and the Senate Special Committee on Aging have studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to SNFs. In 2003, the GAO recommended that CMS strengthen its oversight of state quality assurance in Medicaid home and community based services waiver programs. Since then, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living facilities and has provided guidance and technical assistance to the states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the assisted living industry's current regulatory environment unless it also undertakes expanded funding obligations. Although CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the Deficit Reduction Act of 2005, or DRA, the Patient Protection and Affordable Care Act, or PPACA, adopted in March 2010, and other authorities, we do not believe a materially increased financial commitment from the federal government to fund assisted living is presently likely. Although we anticipate that Medicaid funding for services in assisted living facilities will increase, that states will increasingly be licensing and regulating assisted living communities, and that, in the absence of federal standards, states' policies will continue to vary, we are unable to predict whether, or the extent to which, state Medicaid payments for services in assisted living facilities will be increased.

        Skilled Nursing Facilities—Reimbursement.    A majority of all SNF revenues in the United States comes from publicly funded programs. According to CMS, Medicaid is the largest source of public funding for SNFs, followed by Medicare. In 2008 (the most recent date for which information is publicly available) approximately 41% of SNF revenues came from Medicaid, 19% from the Medicare program and 2% from other public programs. SNFs are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at SNFs. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. Under the Medicare prospective payment system, or the PPS, for SNFs capital costs are part of the prospective rate and are not community specific. The PPS and other recent legislative and regulatory actions with respect to state Medicaid rates limit the reimbursement levels for some nursing home services. At the same time, federal and state enforcement has increased oversight of SNFs, making licensing and certification of these communities more rigorous.

        CMS implemented the PPS for SNFs pursuant to the Balanced Budget Act of 1997, or the BBA. Under the PPS, SNFs receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. The PPS requires SNFs to assign each resident to a care group depending on that resident's medical characteristics and service needs. These care groups are known as Resource Utilization Groups, or RUGs, and CMS establishes a per diem payment rate for each RUG. Medicare PPS payments cover substantially all services provided to Medicare residents in SNFs, including ancillary services such as rehabilitation therapies. CMS updates PPS payment rates each year by a market basket update to account for inflation, and periodically implements changes to the RUG categories and payment rates.

        Effective as of October 1, 2009, CMS adopted rules recalibrating the Medicare prospective payment categories for SNFs, estimating that the recalibration would result in a decrease of approximately 3.3% in projected SNF payments, offset by an increase of approximately 2.2% to account for inflation, resulting in an aggregate reduction in Medicare payments to SNFs of approximately 1.1% in federal fiscal year 2010. Effective on October 1, 2010, CMS adopted rules that it estimates will increase aggregate Medicare payment rates for SNFs by approximately 1.7% overall in federal fiscal year 2011. These rules also implement a new PPS case mix classification system known as RUG IV and a new resident assessment instrument, Minimum Data Set 3.0, which SNFs must use to collect clinical data to assign residents to RUG IV reimbursement categories. RUG IV expands the number of categories to which residents may be assigned and eliminates the "look back" period for preadmission services to include only services furnished during the SNF stay. CMS has also set limits on payments to SNFs for concurrent therapies. We anticipate that the net effect of these changes will be to increase our SNF Medicare revenue in federal fiscal year 2011, but we are unable to predict the extent of this increase.

        Under the DRA, the federal government is slowing the growth of Medicare and Medicaid payments for nursing home services by several methods. The government reduced Medicare bad debt reimbursement from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid. The government also implemented limits on Medicare payments for outpatient therapies in 2006, with an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. Subsequent laws have extended the Medicare outpatient therapy cap exception process through December 31, 2011. This expiration of the Medicare outpatient therapy cap exception process may result in a reduction in our outpatient therapy revenues in 2012. In addition, the DRA increased the "look-back" period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and placing added burdens on SNFs to collect charges directly from residents and their transferees.

        The DRA includes a five year demonstration project that in 2007 awarded competitive grants to 30 states to provide home and community based long term care services to qualified individuals relocated from SNFs, providing increased federal medical assistance for each qualifying beneficiary for a limited time period. PPACA expanded eligibility for this program and extended this program for an additional five years. The DRA also includes a post acute care payment reform demonstration program that will compare and assess costs and outcomes of services at different long term care sites over three years. Since January 2007, states may include home and community based services as optional services under their Medicaid state plans. PPACA expands the services that states may provide and limits their ability to set caps on enrollment, waiting lists or geographic limitations on home and community based services.

        Skilled Nursing Facilities—Survey and Enforcement.    More than twenty years ago, Congress enacted major reforms to federal and state regulatory systems for SNFs that participate in the Medicare and Medicaid programs, under the Omnibus Reconciliation Act of 1987. Since then, the GAO reports that, while much progress has been made, substantial problems remain in the effectiveness of federal and state regulatory activities. Since 1999, the HHS Office of Inspector General, or OIG, issued several reports concerning quality of care in SNFs and the GAO issued several reports, most recently in 2010, recommending that CMS and the states strengthen their compliance and enforcement practices, including federal oversight of state actions, to make them more timely and effective and to better ensure that SNFs provide adequate care and states act more consistently. The Senate Special Committee on Aging and other congressional committees have also held hearings on these issues. As a result, CMS has undertaken an initiative to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities. CMS is taking steps to focus more survey and enforcement efforts on SNFs with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated communities with patterns of noncompliance. CMS is also increasing its oversight of state survey agencies. In addition, CMS adopted regulations expanding federal and state authority to impose civil monetary penalties in instances of noncompliance. The Medicare website posts Medicare survey results, including fire safety reports and average nursing staff hours per resident for each nursing home, and names of certain special focus facilities with repeat violations. CMS has recently added a five-star quality rating system to the information concerning SNFs that it provides to consumers on its website. Ratings are from one to five stars, based on ratings of health inspections from the last three years, the average staff hours of daily care provided to each resident, and selected physical and clinical measures related to quality of care. CMS issued a rule in August 2008 that requires older SNFs to install sprinkler systems by August 13, 2013. SNFs that do not have sprinklers or hard-wired smoke detectors must install battery powered smoke detectors in the interim. We believe that all of our SNFs are in compliance with current sprinkler and smoke detector requirements. When state agencies or CMS identify deficiencies under state licensing and Medicare and Medicaid standards, they may impose sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight, temporary management and loss of Medicare and Medicaid participation or licensure on nursing home operators. Our communities incur sanctions and penalties from time to time. If we are unable to cure deficiencies that have been identified or that are identified in the future, or if appeals of proposed sanctions or penalties are not successful, additional sanctions or penalties may be imposed, and if imposed, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

        Rehabilitation Hospital Regulation and Rate Setting.    Our two rehabilitation hospitals are subject to federal, state and local regulation that affects their business activities and determines the rates they receive for services. Governmental and non-governmental agencies periodically inspect these IRFs to ensure continued compliance with various licensure and accreditation standards. In addition, CMS certifies these facilities to participate in the Medicare program and receive a significant portion of their revenues from that program.

        CMS has a rule, known as the "60% Rule," that establishes Medicare standards IRFs must meet in order to participate as IRFs in the Medicare program. As amended by Medicare, Medicaid and the SCHIP Extension Act of 2007, or the SCHIP Extension Act, the 60% Rule generally provides that, to be considered an IRF and receive reimbursement for services under the IRF PPS, at least 60% of a facility's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. Under the 60% Rule, to maintain their revenue levels many rehabilitation hospitals have needed to reduce the number of non-qualifying patients treated and replace them with qualifying patients, establish other sources of revenues or both. We believe our hospitals have been and are operating in compliance with this rule and we are taking actions to assure continued compliance; however, we can provide no assurance that we will be able to continue to comply with this rule, or that CMS will not make a determination that we were non-compliant in a prior year.

        Medicare reimburses IRFs under a per discharge PPS implemented in 2001 pursuant to the BBA. Under the PPS, CMS classifies patients into case mix groups based on their clinical characteristics and expected resource needs, IRFs must assign each patient to a group, and separate payment rates are calculated for each group. Payments under the PPS cover substantially all costs of furnishing covered inpatient rehabilitation services, and capital costs are not facility-specific. For Medicare payments to IRFs on and after April 2008, the SCHIP Extension Act froze Medicare inflation related rate increases at zero percent for federal fiscal years 2008 and 2009. This freeze on increases reduced rates by 3.2% for discharges on and after April 1, 2008. Also, in July 2008, CMS issued a rule updating the Medicare IRF prospective rate formulas that took effect in federal fiscal year 2009. The rule recalculated the weights assigned to patient case mix groups that are used to calculate Medicare rates under the PPS and set the outlier threshold for high-cost cases to maintain estimated outlier payments at 3% of total estimated IRF payments. CMS estimated that the changes contained in the rule would result in a decrease of 0.7% to total Medicare payments to IRFs for federal fiscal year 2009. The reduction of the prior law's minimum percentage requirements to 60% under the current law was counterbalanced by the effects of the rate freeze and the recalibration, and the net effect of these changes adversely affected the profitability of our rehabilitation operations. Effective on October 1, 2009, CMS adopted rules that it estimated would increase aggregate Medicare payments to IRFs by approximately 2.5% in federal fiscal year 2010. CMS also adopted rules revising and clarifying the coverage criteria for Medicare patients in IRFs that took effect on January 1, 2010. These regulations include criteria for patient selection, treatment planning, coordination of care, and professional training and experience. Effective on October 1, 2010, CMS adopted rules that it estimates will increase aggregate Medicare payment rates for IRFs by approximately 2.2% overall in federal fiscal year 2011.

        Certificates of Need.    Most states limit the number of SNFs and hospitals by requiring developers to obtain certificates of need before new communities may be built and a few states also limit the number of assisted living facilities by requiring certificates of need. Also, states such as California and Texas that eliminated certificate of need laws often retain other means of limiting new development, such as the use of moratoria, licensing laws or limitations upon participation in the state Medicaid program. We believe that these governmental limitations may make existing SNFs and hospitals more valuable by limiting competition.

        Healthcare Reform.    PPACA includes insurance changes, payment systems changes and healthcare delivery systems changes, intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. Beginning in federal fiscal year 2012, PPACA will reduce the Medicare SNF and IRF annual adjustments for inflation by a productivity adjustment that may result in payment rates for a fiscal year being less than for the preceding fiscal year. PPACA also reduced the Medicare IRF adjustment for inflation by 0.25% for fiscal year 2010, effective for discharges on and after April 1, 2010, and for federal fiscal year 2011, which began on October 1, 2010. PPACA will reduce future IRF Medicare market basket updates by amounts ranging from 0.1% to 0.3% for fiscal years 2012 through 2016, and by 0.75% for fiscal years 2017 through 2019. We are unable to predict the impact of these reductions on Medicare rates for SNFs and IRFs, but their impact may be adverse and material to our operations and our future financial results of operations.

        PPACA establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect they may be adverse and material to our financial results. PPACA includes various other provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. PPACA also provides for a Medicare post-acute care pilot program, to be established by January 2013, to develop and evaluate making bundled payments for services provided during an episode of care, to include hospital and physician services and post-acute care such as SNF and IRF services. The pilot program will be expanded by January 2016 if it meets its goals.

        PPACA also includes the development of Medicare value based purchasing plans to include quality measures as a basis for bonuses, a government sponsored long term care insurance program, and several initiatives to encourage states to develop and expand home and community based services under Medicaid.

        We cannot currently estimate the type and magnitude of the potential Medicare and Medicare policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be material to our operations and may affect our future results of operations. Similarly, we are unable to predict the impact on us of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to PPACA. Expanded insurance availability may provide more paying customers for the services we provide. However, if the changes to be implemented under PPACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be adversely and materially affected.

        Other Matters.    Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback, physician referral and privacy laws by Medicare and Medicaid providers and providers under other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009 and PPACA, provides significant civil money penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages, and program exclusions administratively for false claims or violations of the federal Anti-Kickback statute. Governmental authorities are devoting increasing attention and resources to the prevention, detection, and prosecution of healthcare fraud and abuse. The HHS OIG has guidelines for SNFs and IRFs intended to assist them in developing voluntary compliance programs to prevent fraud and abuse. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits.

        We must comply with federal and state laws designed to protect the confidentiality and security of individual patient health and financial information. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, our HIPAA covered healthcare facilities must comply with rules adopted by HHS governing the privacy, use and disclosure of individually identified health information, and security rules for electronic personal health information, with civil monetary penalties and criminal sanctions for noncompliance. Beginning in January 2012, we must comply with updated standards for electronic healthcare transactions and pharmacy transactions.

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

        Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 that took effect in January 2006, Medicare beneficiaries may receive prescription drug benefits by enrolling in private health plans or managed care organizations, or if they remain in traditional Medicare, by enrolling in standalone prescription drug plans. As a result of the implementation of this Medicare Part D drug program in 2006, the government's share of prescription drug expenditures has risen substantially. In 2010, approximately 90% of Medicare beneficiaries had prescription drug coverage, most through Medicare Part D, according to CMS. Due to Medicare's growing share of total prescription drug expenditures and increasing budget pressures on state and federal governments, we believe that government actions to control drug costs are likely to increase, reducing the profitability of providing pharmacy products and services.

        Other legislative proposals introduced in Congress, proposed by federal or state agencies or under consideration by some state governments include repeal of PPACA or sections of PPACA, denial of funding for government agencies to implement provisions of PPACA, the option of block grants for states rather than federal matching money for certain state Medicaid services, additional policies encouraging state Medicaid programs to use home and community based long term care services rather than SNFs, laws authorizing or directing Medicare to negotiate rate reductions for prescription drugs, additional Medicare and Medicaid enforcement procedures and federal and state cost containment measures, such as freezing Medicare or Medicaid nursing home and rehabilitation hospital payment rates at their current levels and reducing or eliminating annual Medicare or Medicaid inflation allowances or gradually reducing rates for SNFs and rehabilitation hospitals.

        Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increased costs or have frozen or reduced, or are likely to freeze or reduce, Medicaid rates. Also certain increases in federal payments to states for Medicaid programs, in effect since October 1, 2008, have been extended for an additional six months through June 30, 2011, but at substantially reduced levels. Continued difficult state fiscal conditions are likely to result from the phasing out of these temporary federal payments, combined with the anticipated slow recovery of state revenues. Some state budget deficits likely will increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets. We cannot currently estimate the magnitude of the potential Medicare and Medicaid rate reductions and the impact of the failure of these programs to increase rates to match increasing expenses, as well as the impact on us of potential changes in laws and Medicare and Medicaid policy changes proposed by members of Congress but they may be material to our operations and may adversely affect our future results of operations. Also, at least two U.S. district courts have recently held PPACA or parts of it to be unconstitutional, one house of Congress has voted to repeal PPACA and several members of Congress have stated that Congress may prohibit government agencies from implementing PPACA by blocking certain required funding. For these reasons we cannot predict if PPACA will be implemented or when, nor can we predict what impact these actions may have upon future Medicare or Medicaid rates at our facilities.

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

  •
  we have established an offshore captive insurance company which participates in our liability and worker compensation insurance programs. These programs may allow us to reduce our net insurance costs by allowing us to retain the earnings on our reserves, provided that our claims experience matches that projected by various statutory and actuarial formulas;

  •
  we have increased the amounts that some of our employees are required to pay for health insurance coverage and as co-payments for health services and pharmaceutical prescriptions and decreased the amount of certain healthcare benefits. In October 2008, we added a high deductible health insurance plan as an option for our employees;

  •
  we have hired professional advisors to help us establish programs to reduce our insured workers compensation and professional and general liabilities, including a program to monitor and proactively settle liability claims and to reduce workplace injuries;

  •
  we have hired insurance and other professionals to help us establish appropriate reserves for our retained liabilities and captive insurance programs; and

  •
  in order to obtain more control over our insurance costs, we, RMR and other companies to which RMR provides management services organized AIC and in June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program. We are currently investigating the possibilities to expand our insurance relationships with this insurance company.

        We partially self insure up to certain limits for workers compensation, professional liability and property coverage. Claims in excess of these limits are insured up to contractual limits, over which we are self insured. Our current insurance arrangements are generally renewable annually in June. We do not know if our insurance charges and self insurance reserve requirements will increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means in the future. For more information about our new insurance initiative see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K.

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

        The current political debate about world climate changes has resulted in various existing and proposed treaties, laws and regulations which are intended to limit carbon emissions. We believe treaties, laws and regulations which may limit carbon emissions may cause energy costs at our communities to increase. In the longer term, we believe any such increased costs will be passed through and paid by our patients, residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

INTERNET WEBSITE

        Our internet website address is www.fivestarseniorliving.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, our policy outlining procedures for handling concerns or complaints about accounting internal accounting controls or auditing matters and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, Massachusetts, 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non-management Directors, individually or as a group, may do so by filling out a report on our website. Our Board of Directors also provides a process for security holders to send communications to our entire Board of Directors. Information about the process for sending communications to our Board of Directors can be found on our website. Our website address and website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.

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

        For the year ended December 31, 2010, our revenues were $1.24 billion and our operating expenses were $1.21 billion. A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.

        Some of our current operations, especially our SNFs, IRFs and pharmacy operations receive significant revenues from the Medicare and Medicaid programs. During the year ended December 31, 2010, we received approximately 29% of our senior living revenues, 64% of our hospital revenues and 42% of our pharmacy revenues from these programs. CMS and some members of Congress have proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years. PPACA includes provisions that reduce annual Medicare rate increases to account for inflation affecting IRFs and that may result in future payment rates for a fiscal year being less than payment rates for a preceding fiscal year for SNFs and IRFs. Effective as of October 1, 2009, CMS reduced Medicare aggregate payment rates for SNFs by an estimated 1.1% for federal fiscal year 2010, as the result of a recalibration of prospective payment categories that reduced rates by approximately 3.3%, offset by an annual increase to account for inflation of approximately 2.2%. Congress extended the process to allow medically necessary exceptions to annual caps on Medicare Part B payments for outpatient rehabilitation services to individual patients through December 31, 2011. We cannot predict whether the exception process will be extended beyond that date. Also, our Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule that is scheduled to be reduced by at least 25% on January 1, 2012, unless Congress extends the moratorium on the scheduled reduction. Failure to extend the moratorium would result in a similar reduction to our Medicare Part B rates for outpatient therapy services in clinics and SNFs. In addition, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs, have frozen or reduced Medicaid rates, or are expected to freeze or reduce Medicaid rates. Most states are experiencing difficult fiscal conditions, increasing the likelihood of Medicaid rate reductions, freezes or increases that are insufficient to offset increased operating costs. Also, certain increases in federal payments to states for Medicaid programs in effect since October 1, 2008, have been extended through June 30, 2011, but at substantially reduced levels. The phasing out of these temporary federal payments, combined with the anticipated slow recovery of state revenues, is expected to result in continued difficult state fiscal conditions. Some state budget deficits likely will increase, and it is possible that certain states will reduce Medicaid payments to healthcare service providers like us as part of an effort to balance their budgets. We cannot currently estimate the magnitude of the potential Medicare and Medicaid rate reductions, the impact of the failure of these programs to increase rates to match increasing expenses and the impact on us of potential Medicare and Medicaid policy changes proposed by members of Congress, but they may be material to our operations and may affect our future results of operations. We cannot now predict whether future Medicare and Medicaid rates will be sufficient to cover our future cost increases. Future Medicare and Medicaid rate declines or a failure of these rates to cover increasing costs could result in our experiencing materially lower earnings or losses.

Circumstances that adversely affect the ability of seniors, or their families, to pay for our services could have a material adverse effect on us.

        Our residents paid approximately 71% of our senior living revenues during the year ended December 31, 2010 from their private resources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation, continued high levels of unemployment, or other circumstances that adversely affect the ability of the elderly or their families to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

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

        Medicare pays a significant amount of the revenues at our rehabilitation hospitals. For cost reporting periods starting on and after July 1, 2006, 60% of an IRF's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. While we believe we are in compliance with the 60% requirement, and we expect to remain in compliance with this rule, we may not be able to remain in compliance, or CMS could determine that we were non-compliant in a prior year. Such an event would result in these hospitals being subject to Medicare reclassification to a different type of provider and our receiving lower Medicare payment rates retroactively or prospectively. Reductions in our Medicare payments as a result of the reclassification of our rehabilitation hospitals would materially and adversely affect our financial conditions and results of operations. Also, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. If our hospitals or clinics were required to make substantial retroactive repayments to Medicare, our financial condition and results of operations may be materially and adversely affected.

Private third party payers continue to try to reduce health care costs.

        Private third party payers continue their efforts to control healthcare costs through direct contracts with health care providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. These third party payers increasingly demand discounted fee structures and the assumption by health care providers of all or a portion of the financial risk. These continuing efforts of third party payers to limit the amount of payments we receive for health care services could adversely affect us. Reimbursement payments under third party payer programs may not remain at levels comparable to present levels or be sufficient to cover the costs allocable to patients participating in such programs. Future changes in the reimbursement rates or methods of third party payers, or the implementation of other measures to reduce payments for our services could result in a substantial reduction in our net operating revenues. At the same time, as a result of competitive pressures, our ability to maintain operating margins through price increases to private pay patients may be limited.

Provisions of the Patient Protection and Affordable Care Act could reduce our income and increase our costs.

        PPACA contains insurance changes, payment changes and healthcare delivery systems changes that will affect us. PPACA includes provisions that will take effect in federal fiscal year 2012 that may result in SNF and IRF Medicare payment rates for a fiscal year being less than for the preceding fiscal year, by using a productivity factor to reduce annual updates for inflation. PPACA also reduced the Medicare IRF market basket update for inflation by 0.25% for federal fiscal years 2010 and 2011, for discharges on and after April 1, 2010. PPACA will reduce future Medicare IRF updates for inflation by amounts ranging from 0.1% to 0.3% for fiscal years 2012 through 2016, and by 0.75% for fiscal years 2017 through 2019. We are unable to predict the impact of these reductions on Medicare rates for SNFs and IRFs, but their impact may be adverse and material to our operations and our future financial results of operations. PPACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect they may be adverse and material to our financial results. PPACA includes various other changes that may affect us, including enforcement reforms and Medicare and Medicaid program integrity control initiatives, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, and a Medicare post-acute care pilot program to develop and evaluate making a bundled payment for services, including hospital, physician, SNF and IRF services, provided during an episode of care. We are unable to predict the impact on us of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to PPACA. If the changes to be implemented under PPACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be adversely and materially affected.

Increases in our labor costs may have a material adverse effect on us.

        Wages and employee benefits were approximately 52% of our 2010 total operating costs. We compete with other operators of senior living communities and rehabilitation hospitals to attract and retain qualified personnel responsible for the day to day operations of each of our communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, we may have to compete with numerous other employers for lesser skilled workers. Further, when we acquire new facilities, we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers compensation insurance costs, have materially increased in recent years. Although we have determined our self insurance reserves with guidance from third party professionals, our reserves may be inadequate. Increasing employee health and workers compensation insurance costs and increasing self insurance reserves for labor related insurance may materially negatively affect our earnings. No assurance can be given that our labor costs will not increase or that any increase will be matched by corresponding increases in rates we charge to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Successful union organization of our employees may adversely affect our business performance and results of operations.

        From time to time labor unions attempt to organize our employees. Certain of our employees have already chosen union representation. If federal legislation modifies the labor laws to make it easier for employee groups to unionize, then additional groups of employees may seek union representation. If more of our employees unionize it could result in business interruptions, work stoppages, the degradation of service levels at our senior living communities and rehabilitation hospitals due to work rules, or increased operating expenses that may adversely affect our financial results of operations.

Our business is subject to extensive regulation which increases our costs and may result in losses.

        Licensing and Medicare and Medicaid laws require operators of senior living communities, rehabilitation hospitals, clinics, and pharmacies to comply with extensive standards governing operations and physical environments. Various federal and state laws also prohibit fraud and abuse by senior living and rehabilitation hospital and clinic operators and pharmacy providers, including civil and criminal laws that prohibit false claims and that regulate patient referrals in Medicare, Medicaid and other programs. In recent years, federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare generally. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. When federal or state agencies identify violations of anti-fraud, false claims, anti-kickback and physician referral laws, they may impose or seek civil or criminal penalties, treble damages and other governmental sanctions, and may revoke the healthcare facility's license or make conditional or exclude the healthcare facility from Medicare or Medicaid participation. When federal or state agencies identify quality of care deficiencies or uncover improper billing, they may impose or seek various remedies or sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, governmental oversight, temporary management, loss of licensure and criminal penalties. Certain states and the federal government may determine that citations affecting one facility affect other facilities operated by the same entity or related entities. Such a determination may affect an operator's ability to maintain or renew other licenses or Medicare of Medicaid certifications or to secure new licenses of certifications. Our communities incur sanctions and penalties from time to time. As a result of this extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures, and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase. Also, we have been subjected to sanctions and penalties in the past but none have been material to us; and if we become subject to additional regulatory sanctions or repayment obligations at any of our existing facilities, or as a result of purchasing facilities with prior deficiencies which we are unable to correct or resolve, our business may be adversely affected and we might experience financial losses. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments, or sanctions, and the increasing costs of required compliance with applicable federal and state laws, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

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

        Our communities sometimes require significant expenditures to address ongoing required maintenance and to make them attractive to residents. Physical characteristics of senior living communities and rehabilitation hospitals are mandated by various governmental authorities; changes in these regulations may require us to make significant expenditures. In addition, we often are required to make significant capital expenditures when we acquire new facilities. Our available financial resources may be insufficient to fund these expenditures. In addition to capital expenditures we are making at some of our senior living communities, we expect to make certain capital expenditures at our rehabilitation hospitals. SNH has historically provided most of the capital we need to improve the properties we lease from them; however, whenever SNH provides such capital, our rent increases and we may be unable to pay the increased rent without experiencing losses.

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

        Our business is subject to possible conflicts of interest as follows:

  •
  as of December 31, 2010, we leased from SNH 182 of our 212 senior living communities, our two rehabilitation hospitals and four senior living communities classified as discontinued operations for total annual rent of approximately $186.8 million plus percentage rent based on increases in gross revenues at certain properties;

  •
  we purchase various management services from RMR, the manager of SNH, and we lease office space from an affiliate of RMR;

  •
  our Chief Executive Officer, Bruce J. Mackey Jr., and our Chief Financial Officer, Paul V. Hoagland, are also employees of RMR, our Managing Directors, Barry M. Portnoy and Gerard M. Martin, are directors of RMR, Mr. Barry Portnoy is a managing trustee of SNH and is also the majority beneficial owner and the chairman of RMR;

  •
  under our business management agreement with RMR, in the event of a conflict between SNH and us, RMR may act on behalf of SNH rather than on our behalf; and

  •
  RMR's simultaneous contractual obligations to us and SNH create potential conflicts of interest, or the appearance of such conflicts of interest.

        On December 31, 2001, SNH distributed substantially all of its ownership of our common shares to its shareholders. Simultaneously with the spin off, we entered into agreements with SNH and RMR which, among other things, limit (subject to certain exceptions) ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of SNH as a real estate investment trust, or REIT, and limit our ability to acquire real estate of types which are owned by SNH or other businesses managed by RMR. As a result of these agreements, our leases with SNH and our business management agreement with RMR, SNH, RMR and their respective affiliates have significant roles in our business and we do not anticipate any changes to those roles in the future. In addition, as of December 31, 2010, SNH owned 3,235,000 shares of our common shares or approximately 9.0% of our outstanding common shares.

        We believe our affiliations with SNH and RMR have been and will be beneficial to us. Although we do not believe the potential conflicts have adversely affected, or will adversely affect, our business, not everyone may agree with our position. In the past, in particular following periods of financial distress or volatility in the market price of a company's securities, shareholder litigation, dissident director nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with directors, affiliated persons and entities. Our relationships with SNH, RMR, with Messrs. Portnoy and Martin and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources, even if they are without merit.

Our leases of certain of our senior living communities are subordinated to mortgage debt of SNH, and a default by SNH could result in the termination of those leases.

        Our leases with SNH for 56 of our senior living communities, which had 2010 revenues totaling $323.2 million, are subordinated to mortgage financing secured by such communities. As a result, in the event SNH were to default on such mortgage financing, by reason of our default under our leases or for reasons unrelated to us or beyond our control, and its lender were to foreclose on such properties, our leases would terminate as a matter of law. While we may be able to enter into new leases with the lenders or the purchaser or purchasers of such properties, or they may elect to continue our occupancy under the terms of the lease as if there had been no foreclosure, such parties are not obligated to pursue either such option; and, if we are able to retain possession, the terms of our continued occupancy may not be as favorable to us as those contained in our leases with SNH. If we do not enter into new leases of such communities following a foreclosure, we would lose the right to continue to operate these facilities and may incur material obligations to residents, employees and other parties as a result of such loss, each of which could have a material and adverse effect on our results of operations.

Disputes with SNH and RMR and shareholder litigation against us or our Directors and officers may be referred to arbitration proceedings.

        Our contracts with SNH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly our bylaws provide that actions by our shareholders against us or against our Directors and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against SNH, RMR, or our Directors and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such proceedings.

Climate change legislation and resulting increased energy costs at our communities could materially and adversely affect our financial condition and results of operations.

        The current political debate about world climate changes has resulted in various existing and proposed treaties, laws and regulations which are intended to limit carbon emissions. We believe treaties, laws and regulations which may limit carbon emissions may cause energy costs at our communities to increase. In the longer term, we believe any such increased costs will be passed through and paid by our patients, residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverage at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. AIC's business involves the risks typical of insurance businesses. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

Ownership limitations and anti-takeover provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland and other laws, may prevent our shareholders from receiving a takeover premium or implementing beneficial changes.

        Our charter and bylaws contain separate provisions which prohibit any shareholder from owning more than 9.8% and 5% of any class or series of our outstanding shares of stock. These provisions inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our charter and bylaws under Maryland and other laws may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to shareholders, including, for example, provisions relating to:

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

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Directors or for another proposal of business not approved by our Board of Directors may be required to receive pre-clearance from the concerned insurance regulators;

  •
  a requirement that a shareholder who desires to nominate a person for election as Director or to propose other business not approved by our Board of Directors at a meeting of our shareholders that would cause a breach or default of any debt instrument or agreement or other material agreement of ours, to provide (i) evidence of the lender's or contracting party's willingness to waive the breach of covenant or default or (ii) a detailed plan for repayment of the applicable indebtedness or curing the contractual breach or default and satisfying any resulting damage, in each case, satisfactory to our Board of Directors; and

  •
  the authority of our Board of Directors to adopt certain amendments to our charter without shareholder approval to increase or decrease the number of shares of stock or the number of shares of any class or series that we have authority to issue.

        The terms of our leases with SNH and our business management agreement with RMR provide that our rights under these agreements may be cancelled by SNH and RMR, respectively, upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change in control events, as defined in those documents including, in certain of the SNH leases, the adoption of any proposal (other than a precatory proposal) or the election to our Board of Directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. If the breach of these ownership limitations causes a lease default, shareholders causing the default may become liable to us or to other shareholders for damages. Additionally, we maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or our property at a discount. In addition, a termination of our business management agreement is a default under our credit facility unless approved by our lender. Also, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for securities they own or otherwise effect a change of our policies.

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

        Our charter and contractual obligations authorize us to indemnify our Directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our Directors and officers than might otherwise exist absent the provisions in our charter and contracts or that might exist with other companies.

RISKS RELATED TO OUR NOTES AND COMMON SHARES

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        We conduct substantially all of our business through subsidiaries. Consequently, our ability to pay debt service on the outstanding Notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Certain of our subsidiaries guarantee our obligations under the Notes and those subsidiaries and additional subsidiaries guarantee our obligations under our revolving line of credit and security agreement, or our Credit Agreement. In addition, as of December 31, 2010, our subsidiaries which have not guaranteed the Notes had approximately $7.8 million of secured indebtedness outstanding, and we may add additional secured indebtedness that would effectively rank senior to the outstanding Notes. The Notes are unsecured and, as such, effectively subordinated to our secured debt. In addition, non-guarantor subsidiaries have substantial additional obligations, including trade payables and lease obligations, to which the Notes are and will be effectively subordinated.

        Our right to receive assets of any of our subsidiaries upon its liquidation or reorganization will be structurally subordinated to the claims of our subsidiaries' creditors, except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinated to any security interests in the assets of such subsidiaries and any indebtedness of our subsidiaries that is senior to that held by us. In the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up, we and the subsidiaries that guarantee the Notes, or any new notes we may issue, may not have sufficient assets to pay amounts due on any or all such notes.

We may be required to prepay our debts upon a change of control.

        In certain change of control circumstances, current and future noteholders and some of our other lenders may have the right to require us to purchase the notes which they own or repay our debt owing to them at their principal amount plus accrued interest and a premium.

The Notes may permit redemption before maturity, and our noteholders may be unable to reinvest proceeds at the same or a higher rate.

        The terms of the Notes permit us, and the terms of future notes may permit us, to redeem all or a portion of our notes after a certain amount of time, or up to a certain percentage of the notes prior to certain dates. Generally, the redemption price will equal the principal amount being redeemed, plus accrued interest to the redemption date, plus any applicable premium. If a redemption occurs, our noteholders may be unable to reinvest the money they receive in the redemption at a rate that is equal to or higher than the rate of return on the applicable notes.

There may be no public market for notes we may issue and one may not develop.

        Although the Notes are traded in the Private Offerings, Resale and Trading through Automated Linkages Market of the Nasdaq, the Notes are not listed on any securities exchange. In addition, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for price quotations to be made available through any automated quotation system. There is no assurance that an active trading market for any of our notes will exist in the future. Even if a market develops, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for the senior living industry generally. Also, we have purchased and retired $88.6 million face amount of the outstanding Notes. These purchases reduced the number and amount of outstanding Notes and may decrease the liquidity of the Notes.

Increased leverage may harm our financial condition and results of operations.

        Our total consolidated long term debt as of December 31, 2010 was approximately $45.6 million and represented approximately 22% of our total book capitalization as of that date. In addition to our indebtedness, we have substantial lease and other obligations. The indenture governing the Notes does not limit the amount of additional indebtedness, including senior or secured indebtedness, which we can create, incur, assume or guarantee, nor does the indenture limit the amount of indebtedness or other liabilities that our subsidiaries can create, incur, assume or guarantee.

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

        We have never declared or paid any cash dividends on our common shares, and we currently do not anticipate paying any cash dividends in the foreseeable future. Because we do not anticipate paying cash dividends, holders who convert the outstanding Notes into our common shares will not realize a return on their investment unless the trading price of our common shares appreciates.

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

        In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may also cause the market price of our common shares to decline. Shareholders may be unable to resell our common shares at or above the price at which they purchased our common shares.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

OUR SENIOR LIVING COMMUNITIES

        As of December 31, 2010, we operated 212 senior living communities which we have categorized into two groups as follows:

		Type of units
						Average occupancy for the year ended Dec. 31, 2010		Percent of revenues from private resources
Type of community	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2010
							(in thousands)
Independent and assisted living communities	172	6,246	10,573	2,026	18,845	86.4%	$808,089	85.3%
SNFs	40	77	18	3,622	3,717	84.3%	243,678	23.1%

Totals:	212	6,323	10,591	5,648	22,562	86.1%	$1,051,767	70.9%

        Excluded from the preceding data is one assisted living community containing 70 living units and three SNFs containing 329 living units that we lease from SNH that are being offered for sale and we have classified as discontinued operations.

Independent and Assisted Living Communities

        As of December 31, 2010, we operated 172 independent and assisted living communities. We lease 144 of these communities from SNH and four of these communities from HCPI. We own the remaining 24 communities. These communities have 18,845 living units and are located in 26 states. The following table provides additional information about these communities and their operations as of December 31, 2010:

		Type of units
						Average occupancy for the year ended Dec. 31, 2010		Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2010
							(in thousands)
1. Alabama	8	—	367	—	367	90.5%	$13,388	100.0%
2. Arizona	4	471	263	188	922	78.5%	36,700	80.4%
3. California	9	496	423	59	978	87.0%	46,958	91.2%
4. Delaware	6	336	322	341	999	82.6%	61,377	68.2%
5. Florida	8	1,157	645	155	1,957	86.4%	71,506	75.3%
6. Georgia	11	111	524	40	675	87.3%	24,630	93.4%
7. Illinois	1	112	—	—	112	98.4%	2,505	100.0%
8. Indiana	10	755	30	140	925	91.3%	42,638	80.4%
9. Kansas	3	331	67	200	598	93.1%	30,211	72.3%
10. Kentucky	9	491	281	183	955	91.2%	43,493	84.1%
11. Massachusetts	1	—	124	—	124	80.9%	7,116	100.0%
12. Maryland	10	270	642	—	912	94.1%	48,063	99.9%
13. Minnesota	1	—	230	—	230	79.0%	12,441	95.7%
14. Mississippi	2	—	114	—	114	88.8%	3,478	100.0%
15. Missouri	1	111	—	—	111	95.7%	2,676	100.0%
16. Nebraska	2	31	108	68	207	88.5%	8,788	58.1%
17. North Carolina	13	—	1,172	—	1,172	84.9%	47,630	98.0%
18. New Jersey	5	211	563	60	834	81.3%	33,350	82.0%
19. New Mexico	1	114	35	60	209	90.5%	13,535	77.9%
20. Ohio	1	143	115	60	318	89.4%	18,602	82.3%
21. Pennsylvania	11	—	1,105	—	1,105	82.5%	36,054	100.0%
22. South Carolina	18	101	857	100	1,058	79.9%	37,705	88.0%
23. Tennessee	11	7	670	—	677	95.0%	22,564	100.0%
24. Texas	10	898	636	298	1,832	84.0%	85,164	82.2%
25. Virginia	10	—	777	—	777	85.8%	32,597	100.0%
26. Wisconsin	6	100	503	74	677	90.8%	24,920	69.3%

Totals:	172	6,246	10,573	2,026	18,845	86.4%	$808,089	85.3%

Skilled Nursing Facilities

        As of December 31, 2010, we operated 40 SNFs. We lease 38 of these facilities from SNH and we own the other two facilities. These facilities have 3,717 living units and are located in 10 states. The following table provides additional information about these facilities and their operations as of December 31, 2010:

		Type of units
						Average occupancy for the year ended Dec. 31, 2010		Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2010
							(in thousands)
1. Arizona	1	—	18	102	120	88.9%	$7,691	22.1%
2. California	4	—	—	396	396	90.4%	33,314	9.9%
3. Colorado	7	46	—	754	800	84.1%	54,631	32.6%
4. Iowa	6	19	—	413	432	89.1%	28,657	16.8%
5. Kansas	1	4	—	56	60	88.7%	3,057	35.7%
6. Michigan	2	—	—	271	271	80.0%	24,386	10.6%
7. Missouri	1	—	—	112	112	66.2%	4,762	11.7%
8. Nebraska	10	—	—	613	613	87.5%	32,741	30.5%
9. Wisconsin	6	—	—	722	722	81.6%	45,391	27.1%
10. Wyoming	2	8	—	183	191	74.3%	9,048	24.0%

Totals:	40	77	18	3,622	3,717	84.3%	$243,678	23.1%

OUR INPATIENT REHABILITATION HOSPITALS

        As of December 31, 2010, we operated two inpatient rehabilitation hospitals that we lease from SNH. These hospitals are located in Braintree and Woburn, Massachusetts and have 321 beds dedicated to inpatient services at the two hospital locations and at three satellite locations. In addition, we operate 13 outpatient clinics affiliated with these hospitals. For the year ended December 31, 2010, the combined revenues of these operations were $100.0 million, of which approximately 60% came from Medicare, 4% came from Medicaid and the remaining 36% came from health insurance companies or other sources. The average occupancy at these inpatient facilities for the year ended December 31, 2010 was 54.2%.

OUR SNH LEASES

        The following table provides a summary of the material terms of our leases with SNH. Because it is a summary, it does not contain all of the information that may be important to you. If you would like more information, you should read the leases which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference.

        The following table is a summary of our leases (including one assisted living community and three SNFs that we have classified as discontinued operations):

	Number of properties	Annual rent as of December 31, 2010	Initial expiration date	Renewal terms
1. Lease No. 1 for SNFs and independent and assisted living communities(1)	88	$53.0 million	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs, independent and assisted living communities and rehabilitation hospitals.	46	49.1 million	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities.(2)	28	61.6 million	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities	26	23.1 million	April 30, 2017	Two 15-year renewal options.

Totals	188	$186.8 million

(1)
Lease No. 1 is comprised of four separate leases. Three of these four leases exist to accommodate mortgage financings in effect at the time SNH acquired the properties; we have agreed to combine all four of these leases into one lease as and when these mortgage financings are paid.

(2)
Lease No. 3 exists to accommodate certain mortgage financing by SNH.

        Percentage Rent.    Our leases with SNH require us to pay percentage rent at 179 of the 186 senior living communities we lease from SNH (including the one assisted living community and three SNFs we lease from SNH that have been classified as discontinued operations) equal to 4% of the amount by which gross revenues, as defined in our leases, of each property exceeds gross revenues in a specific base year. We paid total percentage rent of $4.4 million in 2010. Different base years apply to those communities that pay percentage rent. The base year is usually the first full calendar year after each community is leased. We do not pay percentage rent for our rehabilitation hospitals.

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

        Maintenance and Alterations.    We are required to operate continuously and maintain, at our expense, the leased properties in good order and repair, including structural and nonstructural components. We may request SNH to fund amounts needed for repairs and renovations in return for rent adjustments according to formulas to provide SNH a return on its investment. At the end of each lease term, we are required to surrender the leased properties in substantially the same condition as existed on the commencement date of the lease, subject to any permitted alterations and ordinary wear and tear.

        Assignment and Subletting.    SNH's consent is generally required for any direct or indirect assignment or sublease of any of the properties. Also, in the event of any assignment or subletting, we remain liable under the applicable lease.

        Indemnification and Insurance.    With limited exceptions, we are required to indemnify SNH from all liabilities which may arise from the ownership or operation of the leased properties. We generally are required to maintain insurance against such risks and in such amounts as SNH shall reasonably require and may be commercially reasonable. Each lease requires that SNH be named as an additional insured under these insurance policies.

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

        Lease Subordination.    Our leases may be subordinated to any mortgages on properties leased from SNH. As of December 31, 2010, SNH had mortgages on 56 of our communities to which our leases were subordinated. These 56 communities had 7,026 living units and 2010 revenues totaling $323.2 million. SNH's outstanding borrowing secured by mortgages on these 56 communities totaled $598.0 million as of December 31, 2010.

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

        Our Relationship with SNH.    SNH is our largest landlord. We were a 100% owned subsidiary of SNH before December 31, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. Both we and SNH receive management services from RMR. SNH owns 3,235,000, or 9.0%, of our outstanding common shares. For more information about our dealings with SNH, and about the risks which may arise as a result of these related person transactions, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings

        In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any material pending legal proceeding affecting us for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.    [Removed and Reserved.]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares were traded on the NYSE Amex (symbol: FVE) through February 3, 2011. Beginning on February 4, 2011, our common shares are traded on the NYSE (symbol: FVE). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE Amex:

	High	Low
2009
First Quarter	$2.43	$1.02
Second Quarter	2.80	1.02
Third Quarter	4.12	1.80
Fourth Quarter	4.06	2.95
2010
First Quarter	3.88	2.75
Second Quarter	3.80	2.81
Third Quarter	5.29	2.72
Fourth Quarter	7.43	4.95

        The closing price of our common shares on the NYSE on February 22, 2011 was $6.63 per share.

        As of February 22, 2011, there were approximately 2,550 shareholders of record, and we estimate that as of such date there were in excess of 27,000 beneficial owners of our common shares.

        We have never paid or declared any cash dividends on our common shares. At present, we intend to retain our future earnings, if any, to fund our operations and the growth of our business. Our future decisions concerning the payment of dividends on our common shares will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as our Board of Directors, in its discretion, may consider relevant.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. Our comparative results are impacted by community acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this

Annual Report on Form 10-K and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Operating data:
Total revenues	$1,240,728	$1,171,694	$1,077,323	$958,707	$790,449
Net income (loss) from continuing operations	24,761	39,697	(2,615)	25,218	(111,297)
Net loss from discontinued operations	(1,269)	(1,367)	(1,881)	(1,892)	(5,368)
Net income (loss)	23,492	38,330	(4,496)	23,326	(116,665)
Basic net income (loss) per share:
Income (loss) from continuing operations	0.69	1.18	(0.08)	0.80	(3.89)
Loss from discontinued operations	(0.03)	(0.04)	(0.06)	(0.06)	(0.19)
Net income (loss)	0.66	1.14	(0.14)	0.74	(4.08)
Diluted net income (loss) per share:
Income (loss) from continuing operations	0.67	1.08	(0.08)	0.73	(3.89)
Loss from discontinued operations	(0.03)	(0.03)	(0.06)	(0.05)	(0.19)
Net income (loss)	0.64	1.05	(0.14)	0.68	(4.08)
Balance sheet data (as of December 31):
Total assets	379,794	413,100	412,638	360,454	366,411
Total long term indebtedness	45,594	61,991	160,816	142,510	171,271
Other long term obligations	39,211	33,590	37,344	27,259	28,098
Total shareholders' equity	164,767	139,315	85,339	86,822	67,430

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

        Beginning in 2007, problems in certain domestic credit markets presaged a global credit crisis that led to recession in the United States. The recession resulted in aggressive government spending in the

United States, significant corporate layoffs, reduced availability of credit on reasonable terms in most markets, and lower real estate prices. This economic weakness has dampened demand for some types of senior living communities in certain markets and our occupancy rates have modestly declined. Also, we have experienced some pricing pressures from competition. At the same time, we believe our business to be inherently healthy and that the recent decline in senior housing construction soon may have an offsetting effect to any decline in demand.

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

        Institutional pharmacies provide large quantities of drugs at locations where patients with recurring pharmacy requirements are concentrated. The business rationale for an institutional pharmacy is to deliver drugs and pharmacy services more efficiently and at lower costs than from expensive retail locations which cater to short term requirements. The aging of the population and recent pharmacological innovations have created rapidly growing demand for pharmacy drugs and services. The Medicare Part D prescription drug benefit was implemented in 2006 pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, and by December 2010, approximately 90% of Medicare beneficiaries had prescription drug coverage, mostly through Medicare Part D, according to HHS. Because the MMA has increased Medicare expenditures for prescription drugs, the federal government has sought to implement various cost control measures and as a result, the profitability of providing pharmacy goods and services has been reduced. We anticipate that this trend will continue. Because the profits available from individual pharmacy transactions have been, and likely will continue to be reduced, we believe our institutional pharmacy business will need to expand to maintain or improve its financial results.

OPERATIONS

        We earn our senior living revenue primarily by providing housing and services to our senior living residents. During 2010, approximately 29% of our senior living revenues came from the Medicare and Medicaid programs and approximately 71% of our senior living revenues came from residents' private resources. We bill all private pay residents in advance for the housing and services to be provided in the following month.

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

  •
  Rent expense—we lease 182 senior living communities (excluding four senior living communities classified as discontinued operations) and two rehabilitation hospitals from SNH and four senior living communities from HCPI.

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

        Our reportable segments consist of our senior living community business and our rehabilitation hospital business. In the senior living community segment, we operate independent living communities, assisted living communities and SNFs. Our rehabilitation hospital segment provides inpatient health rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 outpatient clinics. We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business. Consequently, we report our institutional pharmacy revenues and expense as separate items within our corporate and other activities. All of our operations and assets are located in the United States, except for the operations of our captive insurance company, which participates in our workers' compensation and liability insurance programs and is located in the Cayman Islands. See our consolidated financial statements included in "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further financial information on our operating segments.

        We use segment operating profit as an important measure to evaluate our performance and for business decision making purposes. Segment operating profit excludes interest and other income, interest and other expense and corporate expenses.

INVESTMENT ACTIVITIES

        In August 2010, we acquired from an unrelated party a continuing care retirement community containing 110 living units located in Wisconsin for a purchase price of $14.7 million.

        During 2010 and 2009, we invested $76,000 and $5.1 million, respectively, in AIC, concurrently with RMR and other companies to which RMR provides management services. We own 14.29% of the common shares of AIC and our carrying value is $5.1 million as of December 31, 2010. In 2010, AIC arranged a combination property insurance program for us and other AIC shareholders in which AIC participated as our insurer. Our total premiums paid under this program in 2010 were $2.9 million. We are currently investigating ways to expand our insurance purchases in AIC programs.

        During 2010 and 2009, we acquired property plant and equipment, on a net basis after considering the proceeds from sales to SNH, of $35.9 million and $27.4 million, respectively.

        During 2010 and 2009, we received gross proceeds of $3.1 million and $3.7 million, respectively, in connection with the sale of available for sale securities and recorded a net realized gain of $933,000 and $795,000, respectively.

Year ended December 31, 2010 versus year ended December 31, 2009

        The following tables present a summary of our operations for the years ended December 31, 2010 and 2009:

Senior living communities:

	For the years ended December 31,
(dollars in thousands, except average daily rate)	2010	2009	Change	% Change
Senior living revenue	$1,061,402	$996,787	$64,615	6.5%
Senior living wages and benefits	(532,118)	(507,622)	(24,496)	(4.8)%
Other senior living operating expenses	(252,432)	(242,789)	(9,643)	(4.0)%
Rent expense	(178,392)	(166,662)	(11,730)	(7.0)%
Depreciation and amortization expense	(13,144)	(12,215)	(929)	(7.6)%
Interest and other expense	(648)	(800)	152	19.0%
Interest, dividend and other income	118	312	(194)	(62.2)%

Senior living income from continuing operations	$84,786	$67,011	$17,775	26.5%

No. of communities (end of period)	212	211	1	0.5%
No. of living units (end of period)	22,562	22,452	110	0.5%
Occupancy %	86.1%	86.4%	n/a	(0.3)%
Average daily rate	$148.84	$144.74	$4.10	2.8%
Percent of senior living revenue from Medicaid	14.7%	15.1%	n/a	(0.4)%
Percent of senior living revenue from Medicare	14.4%	14.2%	n/a	0.2%
Percent of senior living revenue from private and other sources	70.9%	70.7%	n/a	0.2%

Comparable communities (senior living communities that we have operated continuously since January 1, 2009):

	For the years ended December 31,
(dollars in thousands, except average daily rate)	2010	2009	Change	% Change
Senior living revenue	$1,015,931	$989,384	$26,547	2.7%
Senior living wages and benefits	(509,172)	(503,754)	(5,418)	(1.1)%
Other senior living operating expenses	(242,248)	(241,211)	(1,037)	(0.4)%
No. of communities (end of period)	200	200	n/a	—
No. of living units (end of period)	21,504	21,504	n/a	—
Occupancy %	86.0%	86.4%	n/a	(0.4)%
Average daily rate	$149.15	$144.70	$4.45	3.1%
Percent of senior living revenue from Medicaid	15.0%	15.1%	n/a	(0.1)%
Percent of senior living revenue from Medicare	14.8%	14.3%	n/a	0.5%
Percent of senior living revenue from private and other sources	70.2%	70.6%	n/a	(0.4)%

Rehabilitation hospitals:

	For the years ended December 31,
(dollars in thousands)	2010	2009	Change	% Change
Rehabilitation hospital revenues	$100,041	$100,460	$(419)	(0.4)%
Rehabilitation hospital expenses	(92,190)	(90,957)	(1,233)	(1.4)%
Rent expense	(9,988)	(10,596)	608	5.7%
Depreciation and amortization expense	(135)	(102)	(33)	(32.4)%

Rehabilitation hospital loss from continuing operations	$(2,272)	$(1,195)	$(1,077)	(90.1)%

Corporate and Other:(1)

	For the years ended December 31,
(dollars in thousands)	2010	2009	Change	% Change
Institutional pharmacy revenue	$79,285	$74,447	$4,838	6.5%
Institutional pharmacy expenses	(77,552)	(73,946)	(3,606)	(4.9)%
Depreciation and amortization expense	(3,523)	(3,979)	456	11.5%
General and administrative expense(2)	(55,486)	(52,590)	(2,896)	(5.5)%
Gain on investments in trading securities	4,856	3,495	1,361	38.9%
Loss on put right related to auction rate securities	(4,714)	(2,759)	(1,955)	(70.9)%
Equity in income (losses) of AIC	(1)	(134)	133	99.3%
Gain on early extinguishment of debt	592	34,579	(33,987)	(98.3)%
Gain on sale of available for sale securities	933	795	138	17.4%
Impairment on investments in available for sale securities	—	(2,947)	2,947	100.0%
Interest, dividend and other income	1,702	2,681	(979)	(36.5)%
Interest and other expense	(2,397)	(3,565)	1,168	32.8%
Provision for income taxes	(1,448)	(2,196)	748	34.1%

Corporate and Other loss from continuing operations	$(57,753)	$(26,119)	$(31,634)	(121.1)%

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

Consolidated:

	For the years ended December 31,
(dollars in thousands)	2010	2009	Change	% Change
Summary of revenue:
Senior living revenue	$1,061,402	$996,787	$64,615	6.5%
Rehabilitation hospital revenue	100,041	100,460	(419)	(0.4)%
Corporate and Other	79,285	74,447	4,838	6.5%

Total revenue	$1,240,728	$1,171,694	$69,034	5.9%

Summary of income from continuing operations:
Senior living communities	$84,786	$67,011	$17,775	26.5%
Rehabilitation hospitals	(2,272)	(1,195)	(1,077)	(90.1)%
Corporate and Other	(57,753)	(26,119)	(31,634)	(121.1)%

Income from continuing operations	$24,761	$39,697	$(14,936)	(37.6)%

Year ended December 31, 2010 Compared to year ended December 31, 2009

Senior living communities:

        The 6.5% increase in senior living revenue for the year ended December 31, 2010 compared to the comparable period in 2009 was due primarily to revenues from the 11 communities we began to operate in the fourth quarter of 2009 and the one community we acquired in the third quarter of 2010, plus increased per diem charges to residents, offset by a decrease in occupancy. The 2.7% increase in senior living revenue at the communities that we have operated continuously since January 1, 2009, or our comparable communities, was due primarily to increased per diem charges to residents, offset by a decrease in occupancy.

        Our 4.8% increase in senior living wages and benefits for the year ended December 31, 2010 compared to the comparable period in 2009 was primarily due to wages and benefits from the 11 communities we began to operate in the fourth quarter of 2009 and the one community we acquired in the third quarter of 2010 plus slightly higher than historical workers compensation expense at our comparable communities and moderate wage increases, offset by a reduction in our health insurance costs. The 4.0% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from expenses at the 11 communities we began to operate in the fourth quarter of 2009 and the one community we acquired in the third quarter of 2010, plus increased charges from various service providers. The senior living wages and benefits at our comparable communities increased by 1.1% due primarily to moderate wage increases and slightly higher than historical workers compensation costs, offset by a reduction in our health insurance costs. Other senior living operating expenses at our comparable communities increased by 0.4% due primarily to increases in food and other general administrative costs, offset by a decrease in supplies and other purchased service expenses. The 7.0% rent expense increase was primarily due to the addition of 11 communities that we began to lease in the fourth quarter of 2009 and our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2009.

        The 7.6% increase in senior living depreciation and amortization expense for the year ended December 31, 2010 compared to the comparable period in 2009 was primarily attributable to capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

        Interest and other expense decreased by 19.0% for the year ended December 31, 2010 compared to the comparable period in 2009 primarily due to our prepayment in July 2010 of one mortgage insured by the United States Department of Housing and Urban Development, or HUD.

        Our senior living interest, dividend and other income decreased by 62.2% for the year ended December 31, 2010 compared to the comparable period in 2009 primarily as a result of lower yields on our investments.

Rehabilitation hospitals:

        The 0.4% decrease in rehabilitation hospital revenues for the year ended December 31, 2010 compared to the comparable period in 2009 was primarily due to a decrease in occupancy, offset by increased third party insurance provider rates.

        The 1.4% increase in rehabilitation hospital expenses for the year ended December 31, 2010 compared to the comparable period in 2009 was primarily due to higher operating and plant expenses and slightly higher than historical workers compensation costs, offset by decreases in labor and benefit expenses resulting from a decrease in occupancy.

        The 5.7% decrease in rent expense for the year ended December 31, 2010 was due to rent reductions resulting from a lease realignment agreement we entered into with SNH in August 2009, or the Lease Realignment Agreement, offset by our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH after January 1, 2009.

Corporate and other:

        The 6.5% increase in institutional pharmacy revenues for the year ended December 31, 2010 compared to the comparable period in 2009 was primarily due to adding new customers, partially offset by decreased revenues per prescription due to a higher percentage of sales of generic drugs.

        The 4.9% increase in institutional pharmacy expenses for the year ended December 31, 2010 compared to the comparable period in 2009 was primarily due to increases in cost of sales as a result of increased pharmacy sales and the resulting wages and benefit expenses associated with servicing additional customers.

        The 11.5% decrease in depreciation and amortization expense for the year ended December 31, 2010 compared to the comparable period in 2009 was primarily attributable to less purchases of furniture and fixtures and computers and related software for our institutional pharmacies and corporate and regional offices.

        The 5.5% increase in general and administrative expenses for the year ended December 31, 2010 compared to the comparable period in 2009 was primarily the result of increased regional support costs, wage increases and expenses associated with the 11 communities we began to operate in the fourth quarter of 2009 and the one community we acquired in the third quarter of 2010. Our general and administrative expenses were 4.5% of total revenues for both years ended December 31, 2010 and 2009.

        During the year ended December 31, 2010, we recognized:

  •
  a gain of $4.9 million on investments in trading securities principally related to our holdings of auction rate securities, or ARS;

  •
  a loss of $4.7 million on the value of a put right related to our holdings of ARS; and

  •
  a gain of $933,000 on sale of available for sale securities held by our captive insurance company.

        During the year ended December 31, 2009, we recognized:

  •
  an unrealized gain of $3.5 million on investments in trading securities related to our holdings of ARS;

  •
  an unrealized loss of $2.8 million on the value of a put right related to our holdings of ARS;

  •
  an "other than temporary impairment" of $2.9 million on investments in securities held by our captive insurance company due to several notable bankruptcies and government actions involving the companies that issued the securities we hold; and

  •
  a gain of $795,000 on sale of available for sale securities held by our captive insurance company.

        During the year ended December 31, 2010, we purchased and retired $11.8 million par value of the Notes for $10.8 million plus accrued interest and prepaid a $4.6 million HUD insured mortgage note. As a result of the purchase and prepayment, we recorded a gain on extinguishment of debt of $592,000, net of related unamortized costs and prepayment penalties.

        During the year ended December 31, 2009, we purchased and retired $76.8 million par value of the Notes that we had purchased for $39.9 million, plus accrued interest. As a result of these purchases, we recorded a gain on extinguishment of debt of $34.6 million, net of related unamortized costs.

        Our interest, dividend and other income decreased by 36.5% for the year ended December 31, 2010 compared to the comparable period in 2009, primarily as a result of lower yields realized on our investments.

        Our interest and other expense decreased by 32.8% for the year ended December 31, 2010 compared to the comparable period in 2009 primarily as a result of our purchase and retirement of $88.6 million of the Notes since January 1, 2009.

        For the year ended December 31, 2010, we recognized tax expense of $1.4 million, which includes tax expense of $1.3 million for state taxes on operating income that are payable without regard to our tax loss carry forwards. Tax expense also includes $158,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes. As of December 31, 2010, our federal net operating loss carry forward, which will begin to expire in 2025 if unused, was approximately $107.2 million, and our tax credit carry forward, which will begin to expire in 2022 if unused, was approximately $4.4 million.

Discontinued operations:

        Loss from discontinued operations for the year ended December 31, 2010 decreased $98,000 to $1.3 million, compared to a loss of $1.4 million for the year ended December 31, 2009. The losses in both years are primarily due to losses we incurred at an assisted living community, SNF's and pharmacies that we have sold or expect to sell.

Year Ended December 31, 2009 versus year ended December 31, 2008:

        The following tables present a summary of our operations for the years ended December 31, 2009 and 2008:

Senior living communities:

	For the year ended December 31,
(dollars in thousands, except average daily rate)	2009	2008	Change	% Change
Senior living revenue	$996,787	$908,516	$88,271	9.7%
Senior living wages and benefits	(507,622)	(449,894)	(57,728)	(12.8)%
Other senior living operating expenses	(242,789)	(228,761)	(14,028)	(6.1)%
Rent expense	(166,662)	(147,392)	(19,270)	(13.1)%
Depreciation and amortization expense	(12,215)	(10,111)	(2,104)	(20.8)%
Interest and other expense	(800)	(1,077)	277	25.7%
Interest, dividend and other income	312	1,330	(1,018)	(76.5)%
Impairment on long lived assets	—	(1,813)	1,813	100.0%
Gain on early extinguishment of debt	—	743	(743)	(100.0)%

Senior living income from continuing operations	$67,011	$71,541	$(4,530)	(6.3)%

No. of communities (end of period)	211	200	11	5.5%
No. of living units (end of period)	22,452	21,504	948	4.4%
Occupancy %	86.4%	88.6%	n/a	(2.2)%
Average daily rate	$144.74	$141.46	$3.28	2.3%
Percent of senior living revenue from Medicaid	15.1%	15.1%	n/a	—
Percent of senior living revenue from Medicare	14.2%	14.7%	n/a	(0.5)%
Percent of senior living revenue from private and other sources	70.7%	70.2%	n/a	0.5%

Comparable communities (senior living communities that we have operated continuously since January 1, 2008):

	For the year ended December 31,
(dollars in thousands, except average daily rate)	2009	2008	Change	% Change
Senior living revenue	$848,646	$833,539	$15,107	1.8%
Senior living wages and benefits	(434,985)	(414,206)	(20,779)	(5.0)%
Other senior living operating expenses	(209,456)	(211,336)	1,880	0.9%
No. of communities (end of period)	158	158	n/a	—
No. of living units (end of period)	17,902	17,902	n/a	—
Occupancy %	87.3%	89.0%	n/a	(1.7)%
Average daily rate	$147.36	$141.60	$5.76	4.1%
Percent of senior living revenue from Medicaid	17.0%	16.3%	n/a	0.7%
Percent of senior living revenue from Medicare	16.2%	15.7%	n/a	0.5%
Percent of senior living revenue from private and other sources	66.8%	68.0%	n/a	(1.2)%

Rehabilitation hospitals:

	For the year ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
Rehabilitation hospital revenues	$100,460	$98,428	$2,032	2.1%
Rehabilitation hospital expenses	(90,957)	(91,185)	228	0.3%
Rent expense	(10,596)	(10,748)	152	1.4%
Depreciation and amortization expense	(102)	(943)	841	89.2%
Impairment on long lived assets	—	(1,837)	1,837	100.0%

Rehabilitation hospital loss from continuing operations	$(1,195)	$(6,285)	$5,090	81.0%

Corporate and Other:(1)

	For the year ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
Institutional pharmacy revenue	$74,447	$70,379	$4,068	5.8%
Institutional pharmacy expenses	(73,946)	(69,535)	(4,411)	(6.3)%
Depreciation and amortization expense	(3,979)	(3,599)	(380)	(10.6)%
General and administrative(2)	(52,590)	(47,829)	(4,761)	(10.0)%
Unrealized gain (loss) on investments in trading securities	3,495	(11,967)	15,462	129.2%
Unrealized (loss) gain on put right related to auction rate securities	(2,759)	11,081	(13,840)	(124.9)%
Equity in losses of AIC	(134)	—	(134)	—
Gain on early extinguishment of debt	34,579	—	34,579	—
Gain on sale of available for sale securities	795	—	795	—
Impairment on investments in available for sale securities	(2,947)	(8,404)	5,457	64.9%
Impairment of goodwill	—	(5,930)	5,930	100.0%
Interest, dividend and other income	2,681	4,585	(1,904)	(41.5)%
Interest and other expense	(3,565)	(5,260)	1,695	32.2%
Provision for income taxes	(2,196)	(1,392)	(804)	(57.8)%

Corporate and Other loss from continuing operations	$(26,119)	$(67,871)	$41,752	61.5%

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

Consolidated:

	For the year ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
Summary of revenue:
Senior living revenue	$996,787	$908,516	$88,271	9.7%
Rehabilitation hospital revenue	100,460	98,428	2,032	2.1%
Corporate and Other	74,447	70,379	4,068	5.8%

Total revenue	$1,171,694	$1,077,323	$94,371	8.8%

Summary of income from continuing operations:
Senior living communities	$67,011	$71,541	$(4,530)	(6.3)%
Rehabilitation hospitals	(1,195)	(6,285)	5,090	81.0%
Corporate and Other	(26,119)	(67,871)	41,752	61.5%

Income from continuing operations	$39,697	$(2,615)	$42,312	1618.0%

Year ended December 31, 2009, Compared to year ended December 31, 2008

Senior living communities:

        The 9.7% increase in senior living revenue for the year ended December 31, 2009 compared to the comparable period in 2008 was due primarily to revenues from the 11 communities we began to operate in the fourth quarter of 2009 and the 42 communities we began to operate after January 1, 2008, plus increased per diem charges to residents, offset by a decrease in occupancy. The 1.8% increase in senior living revenue at the communities that we have operated continuously since January 1, 2008, or our comparable communities, was due primarily to increased per diem charges to residents, offset by a decrease in occupancy.

        Our 12.8% increase in senior living wages and benefits for the year ended December 31, 2009 compared to the comparable period in 2008 was primarily due to wages and benefits at the 11 communities we began to operate in the fourth quarter of 2009 and the 42 communities we began to operate after January 1, 2008 and higher than historical workers compensation and health insurance costs at our comparable communities. The 6.1% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from expenses at the 11 communities we began to operate in the fourth quarter of 2009 and the 42 communities we began to operate after January 1, 2008 and increased therapy costs and charges from various service providers. The senior living wages and benefits at our comparable communities increased by 5.0%, due primarily to moderate wage increases and higher than historical workers compensation and health insurance costs. Other senior living operating expenses at our comparable communities decreased by 0.9%, due primarily to decreases in food and other purchased service expenses, offset by higher therapy costs. The 13.1% rent expense increase was due to the 42 communities we began to operate after January 1, 2008 and our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2008.

        The 20.8% increase in depreciation and amortization expense for the year ended December 31, 2009 compared to the comparable period in 2008 was primarily attributable to higher depreciation costs associated with our acquisition of ten communities after January 1, 2008 and other capital expenditures (net of sales of capital improvements to SNH), including our purchase of furniture and fixtures for our owned communities.

        Our interest and other expense decreased by 25.7% for the year ended December 31, 2009 compared to the comparable period in 2008, primarily as a result of the prepayment of two HUD insured mortgages secured by one of our communities.

        Our interest, dividend and other income decreased by 76.5% for the year ended December 31, 2009 compared to the comparable period in 2008 primarily as a result of recognition of an $840,000 gain during the first quarter of 2008 related to the 2003 sale of a property that was previously deferred and lower yields on our investments.

Rehabilitation hospitals:

        The 2.1% increase in rehabilitation hospital revenues for the year ended December 31, 2009 compared to the comparable period in 2008 was primarily due to higher revenue from Medicare's low income reimbursement program, increased third party insurance provider rates and increased Medicare reimbursement from higher acuity patients, offset by a decrease in occupancy.

        The 0.3% decrease in hospital expenses for the year ended December 31, 2009 compared to the comparable period in 2008 was primarily due to staffing reductions, offset by increases in labor and benefit expenses due to moderate wage increases and increased insurance costs.

        The 1.4% decrease in rent expense for the year ended December 31, 2009 compared to the comparable period in 2008 was due to rent reductions in connection with a lease realignment agreement we entered into with SNH in August 2009, offset by our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH after January 1, 2008.

        The 89.2% decrease in depreciation and amortization expense for the year ended December 31, 2009 compared to the comparable period in 2008 was primarily attributable to our write off of long lived assets in the fourth quarter of 2008, offset by depreciation associated with the purchase of computers and related software (net of sales of capital improvements to SNH).

        During our 2008 annual review of long lived and other intangible assets, we identified and recorded an impairment of long lived assets related to our two rehabilitation hospitals of $1.8 million.

Corporate and other:

        The 5.8% increase in institutional pharmacy revenues for the year ended December 31, 2009 compared to the comparable period in 2008 was primarily due to adding new customers, offset by decreased revenues per prescription due to a higher percentage of sales of generic drugs.

        The 6.3% increase in institutional pharmacy expenses for the year ended December 31, 2009 compared to the comparable period in 2008 was primarily due to increases in cost of sales, due to higher pharmacy sales and labor and benefit expenses associated with servicing additional customers.

        The 10.6% increase in depreciation and amortization expense for the year ended December 31, 2009 compared to the comparable period in 2008 was primarily attributable to our purchase of furniture and fixtures and computers and related software for our institutional pharmacies and corporate and regional offices.

        The 10.0% increase in general and administrative expenses for the year ended December 31, 2009 compared to the comparable period in 2008 was primarily the result of increased regional support costs and expenses associated with the communities we began to operate after January 1, 2008. Our general and administrative expenses were 4.5% of total revenues for both years ended December 31, 2009 and 2008.

        Our interest, dividend and other income decreased by 41.5% for the year ended December 31, 2009 compared to the comparable period in 2008 primarily as a result of lower yields realized on our investments.

        During the year ended December 31, 2009, we recognized:

  •
  an unrealized gain of $3.5 million on investments in trading securities related to our holdings of ARS;

  •
  an unrealized loss of $2.8 million on the value of our put right related to our ARS;

  •
  a gain of $795,000 on sale of available for sale securities held by our captive insurance company; and

  •
  a loss due to an "other than temporary" impairment of $2.9 million on investments in securities held by our captive insurance company due to several notable bankruptcies and government actions involving the companies that issued the securities we hold.

        During the year ended December 31, 2008, we recognized an "other than temporary" impairment of $8.4 million on investments in securities held by our captive insurance company due to several notable bankruptcies and government actions involving the companies that issued the securities we hold.

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

Discontinued operations:

        Loss from discontinued operations for the year ended December 31, 2009 decreased $514,000 to $1.4 million, compared to a loss of $1.9 million for the year ended December 31, 2008. The losses in both years are primarily due to operating expenses we incurred as a result of our agreement with SNH to sell one assisted living community in 2007, two SNF's in 2009, seven SNF's in 2010, and two pharmacies in 2007. The loss for the year ended December 31, 2008 also includes a $300,000 impairment loss of goodwill at our pharmacy located in California.

LIQUIDITY AND CAPITAL RESOURCES

        For the year ended December 31, 2010, we generated $108.7 million of cash from continuing operations. At year end, we had unrestricted cash and cash equivalents of $20.8 million and no amounts outstanding on our $35.0 million revolving line of credit.

        We believe that the combination of our existing cash, cash equivalents, net cash from operations and our ability to borrow on our revolving credit facility will provide us with adequate cash flow to run our businesses and invest in and maintain our properties for the next 12 months and for the foreseeable future in excess of the next 12 months. If, however, our occupancies continue to decline and we are unable to generate positive cash flow for some period, we will explore alternatives to fund our operations. Such alternatives in the short term and long term may include further reducing costs across the Company, incurring additional debt other than our Credit Agreement, engaging in sale leaseback transactions relating to our unencumbered communities and issuing new equity securities. We have an effective shelf registration statement that allows us to issue public securities, but does not assure that there will be buyers for such securities.

Auction Rate Securities

        Until June 30, 2010, our investments in trading securities consisted of ARS which are primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program. Due to events in the credit markets, auctions for these ARS failed starting in the first quarter of 2008. In November 2008, we entered into a settlement agreement with UBS AG, or UBS, related to our investment in ARS and on June 30, 2010, we exercised our right, or the UBS Put Right, pursuant to this agreement to require UBS to acquire our remaining ARS at par value. Upon exercise of the UBS Put Right, we removed the fair value of our ARS and UBS Put Right from our balance sheet and recorded a receivable from UBS. UBS settled and paid to us $41.5 million on July 1, 2010, which was net of our outstanding balance on our UBS secured revolving credit facility of $6.3 million.

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

Assets and Liabilities

        Our total current assets at December 31, 2010 were $123.4 million, compared to $180.4 million at December 31, 2009. At December 31, 2010, we had cash and cash equivalents of $20.8 million compared to $5.0 million at December 31, 2009. Our current liabilities were $130.2 million at December 31, 2010 compared to $178.2 million at December 31, 2009. The decrease in current assets was primarily the result of our repayment of our outstanding balance on our UBS revolving credit facility and the acquisition of one senior living community. The decrease in current liabilities is primarily the result our repayment of the outstanding balance on our UBS revolving credit facility.

        We had cash flows from continuing operations of $108.7 million for the year ended December 31, 2010 compared to $28.4 million for the year ended December 31, 2009. Acquisitions of property and equipment, including the acquisition of senior living communities, on a net basis after considering the proceeds from sales of fixed assets to SNH, were $35.9 million and $27.4 million for the years ended December 31, 2010 and 2009, respectively. In August 2009, we sold $8.5 million of equipment to SNH in accordance with the Lease Realignment Agreement. During 2010 and 2009, we purchased and retired a total of $11.8 million and $76.8 million, respectively, par value of the Notes for $10.8 million and $39.9 million, respectively, plus accrued interest. During 2010, we prepaid HUD insured mortgage debt of $4.6 million. During 2009 we issued 3.2 million common shares to SNH for an allocated value of $9.0 million as part of the Lease Realignment Agreement.

Acquisitions (including the initiation of long term leases) and Related Financings

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

        In December 2008, we also acquired seven independent and assisted living communities, with a total of 628 living units, located in North Carolina and South Carolina for a purchase price of $44.0 million excluding closing costs. We financed the acquisition with cash on hand and drawings under our former credit facility with UBS.

        In 2009, we leased from SNH 11 senior living communities with a total of 952 living units. Ten of these communities are assisted living communities and were added to Lease No. 1, which has a current term expiring in 2024. One of these communities is a continuing care retirement community which offers independent, assisted living and skilled nursing services and was added to Lease No. 4, which has a current term expiring in 2017. In connection with this lease, we also acquired from the prior owner of the community its ownership interest in certain management agreements, trademarks and working capital for $750,000. We accounted for this transaction as a business combination and, after allocating the purchase price to applicable assets, liabilities, management agreements and trademarks based on their fair value, we recorded as goodwill the $15,000 excess consideration over the fair value of identifiable assets. Our rent payable to SNH for these 11 communities is $10.3 million per year, plus future increases calculated as a percentage of the revenue increases of these communities after 2011.

        In August 2010, we acquired from an unrelated party a continuing care retirement community containing 110 living units located in Wisconsin for $14.7 million. We financed the acquisition with cash on hand and by the assumption of $1.3 million of resident deposits.

Our Leases with SNH

        As of December 31, 2010, we leased 182 senior living communities, two rehabilitation hospitals and four senior living communities which have been classified as discontinued operations from SNH under four leases. Our total annual rent payable to SNH as of December 31, 2010 was $186.8 million, excluding percentage rent based on increases in gross revenues at certain properties. We paid approximately $4.4 million and $3.4 million in percentage rent to SNH for the years ended December 31, 2010 and 2009, respectively.

        Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas. During the year ended December 31, 2010, SNH reimbursed us $31.9 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent being increased by approximately $2.6 million.

Our Revenues

        Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics and our pharmacies are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and our capital expenditures.

        During the past three years, weak economic conditions throughout the country have negatively affected our occupancy. These conditions have impacted many companies both within and outside of our industry and it is unclear when current economic conditions, especially the housing market, may materially improve. Although many of the services we provide are needs driven, some of those needs may be deferred during recessions; for example, relocating to a senior living community may be delayed when sales of houses are delayed.

        At some of our senior living communities (principally our SNFs) and at our rehabilitation hospitals and clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services. Medicare and Medicaid revenues were earned primarily at our SNFs and our two rehabilitation hospitals. We derived 32%, 33% and 33% of our revenues from these programs for the years ended December 31, 2010, 2009 and 2008, respectively.

        Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $211.7 million, $202.4 million and $192.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our net Medicaid revenues from services to senior living community residents and at our rehabilitation hospitals totaled $158.0 million, $151.5 million and $139.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. CMS has recently adopted rules that took effect on October 1, 2010 that it estimates will increase aggregate Medicare payment rates for SNFs by approximately 1.7% and increase aggregate Medicare payment rates for IRFs by approximately 2.16% in federal fiscal year 2011. Actions of Congress or CMS may change these estimates. Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. Also, Congress extended certain increases in federal payments to states for Medicaid programs, in effect since October 1, 2008, that were scheduled to expire on December 31, 2010, for an additional six months through June 30, 2011, but at substantially reduced levels. We expect the phasing out of these temporary federal payments, combined with the anticipated slow recovery of state revenues, to result in continued difficult state fiscal conditions. Some state budget deficits likely will increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets. We cannot currently estimate the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be material to our operations and may affect our future results of operations. Similarly, we are unable to predict the impact on us of the insurance reforms, payment reforms, and health care delivery systems reforms contained in and to be developed pursuant to PPACA. Expanded insurance availability may provide more paying customers for the services we provide. However, if the changes to be implemented under PPACA result in reduced payments for our services, or the failure of Medicare,

Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be adversely and materially affected.

        Medicare and Medicaid programs provided approximately 64%, 64% and 63% of our revenues from our rehabilitation hospitals for each of the years ended December 31, 2010, 2009 and 2008, respectively. For payments on and after April 1, 2008, The SCHIP Extension Act reset the Medicare rate increase at our IRFs to zero percent for federal fiscal years 2008 and 2009. Also, on July 1, 2008, CMS issued a rule updating the Medicare IRF prospective rate formulas for the federal fiscal year 2009. The rule revises the weights assigned to patient case mix groups that are used to calculate rates under the IRF PPS, and resets the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for the year. CMS adopted an increase of approximately 2.5% to Medicare prospective payment rates at IRFs for the 2010 fiscal year effective October 1, 2009, to account for inflation and set the outlier limits at 3% of total estimated IRF payments. CMS also adopted regulations clarifying the coverage criteria for Medicare payments in IRFs, to be effective January 1, 2010. CMS has recently adopted an increase of approximately 2.16% to Medicare prospective payment rates at IRFs for the 2011 federal fiscal year, including 2.5% to account for inflation, reduced by 0.25% in accordance with PPACA and a decrease of 0.1% in IRF outlier payments.

        CMS has issued the "60% Rule" establishing revised Medicare criteria that rehabilitation hospitals must meet in order to participate as IRFs in the Medicare program. As amended, the rule requires that for cost reporting periods starting on and after July 1, 2006, 60% of a facility's inpatient population must require intensive rehabilitation services for one of the CMS's designated medical conditions. An IRF that fails to meet the requirements of this rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. As of December 31, 2010 and February 23, 2011, we believe our rehabilitation hospitals are operating in compliance with the CMS requirements to remain IRFs. However, the actual percentage of patients at our IRFs who meet these Medicare requirements may not be or remain as high as we believe or anticipate or may decline. Our failure to remain in compliance, or a CMS finding of noncompliance, if it occurs, will result in our receiving lower Medicare rates than we currently receive at our IRFs.

Insurance

        Increases over time in the costs of insurance, especially tort liability insurance, workers' compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase re-insurance for claims in excess of the self insurance amounts. These increased costs may continue in the future. For more information about our existing insurance see "Business—Insurance" of this Annual Report on Form 10-K. To obtain control over our insurance costs, and as described herein, we and other companies to which RMR provides management services have formed an insurance company which has begun to underwrite certain of our insurance requirements.

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

Discontinued Operations

        In March 2007, we agreed with SNH that it should sell two assisted living communities in Pennsylvania, which we lease from SNH. In November 2010, we decided to change our operating plans for, and to continue to operate, one of these communities because we did not find a qualified buyer at an acceptable price. Consequently, the operating losses of this community totaling $897,000, $604,000 and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively are no longer included in discontinued operations and we have reclassified the consolidated statement of income to include the results of operations as continuing. The operating loss for 2008 includes an impairment of long lived assets totaling $1.8 million related to these communities. We and SNH are in the process of selling the other assisted living community and, if and when it is sold, our annual minimum rent payable to SNH will decrease, in accordance with the terms of our lease with SNH, by 9.0% of the net proceeds of the sale to SNH.

        In December 2007, we decided to sell our institutional pharmacy located in California and our mail order pharmacy located in Nebraska. We sold the institutional pharmacy in two separate transactions during the year ended December 31, 2009, which resulted in a gain on sale of $1.2 million. We were unable to sell the mail order pharmacy on acceptable terms and we ceased its operations on March 31, 2009.

        During 2009, at our request, SNH sold two SNFs which we lease from SNH. On October 1, 2009, SNH sold a SNF located in Iowa to an unaffiliated party for net proceeds of approximately $473,000 and our annual rent payable to SNH under Lease No. 1 decreased by approximately $47,300 per year. On November 1, 2009, SNH sold a SNF located in Missouri to an unaffiliated party for net proceeds of approximately $1.2 million and our annual rent payable to SNH under Lease No. 2 decreased by approximately $124,700 per year.

        In August 2010, at our request, SNH sold four SNFs located in Nebraska which we leased from SNH to an unaffiliated party for net proceeds of approximately $1.5 million and our annual rent payable to SNH decreased by approximately $145,000 per year.

        In November 2010, we agreed with SNH that it should sell three SNFs in Georgia, which we currently lease. We and SNH are in the process of selling these SNFs and, upon their sale, our annual rent payable to SNH will decrease by an amount equal to 10.0% of the net proceeds of the sale to SNH.

        As of December 31, 2010, we had disposed of substantially all of our assets and liabilities related to the assisted living community and the three SNFs which we expect to sell and the four SNFs which were sold during 2010. We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued. Below is a summary of the operating results of these discontinued operations included in the financial statements for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	For the years ended December 31,
	2010	2009	2008
Revenues	$20,258	$28,752	$38,780
Expenses	(21,527)	(31,345)	(40,661)
Gain on sale	—	1,226	—

Net loss	$(1,269)	$(1,367)	$(1,881)

Contractual Obligations Table

        As of December 31, 2010, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long Term Debt Obligations(1)	$45,729	$135	$292	$325	$44,977
Projected Interest on Long Term Debt Obligations(2)	29,639	1,843	3,663	3,629	20,504
Operating Lease Obligations(3)	2,762,198	187,970	375,940	374,165	1,824,123
Accrued Self Insurance Obligations(4)	27,928	—	22,718	5,210	—

Total	$2,865,494	$189,948	$402,613	$383,329	$1,889,604

(1)
Long Term Debt Obligations consist of the amounts due under several HUD insured mortgages as well as our outstanding Notes.

(2)
Projected Interest on Long Term Debt Obligations consists of the amounts due under several HUD insured mortgages as well as the projected interest on the outstanding Notes.

(3)
Operating Lease Obligations consist of the annual lease payments to SNH and HCPI through the lease terms ending between 2014 and 2028. These amounts do not include percentage rent that may become payable under these leases.

(4)
Accrued Self Insurance Obligations reflected on our balance sheet are insurance reserves related to workers compensation and professional liability insurance.

Debt Financings and Covenants

        In October 2006, we issued $126.5 million principal amount of the Notes. Our net proceeds from this issuance were approximately $122.6 million. The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time. The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of the Notes, which represents an initial conversion price of $13.00 per share. The Notes are guaranteed by certain of our wholly owned subsidiaries. The Notes mature on October 15, 2026. We may prepay the Notes at any time after October 20, 2011 and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021. We issued the Notes pursuant to an indenture which contains various customary covenants. As of December 31, 2010 and February 22, 2011, we believe we are in compliance with all applicable covenants of this indenture.

        During 2010, we purchased $11.8 million par value of outstanding Notes for $10.8 million plus accrued interest and retired the Notes and we recorded a gain of $726,000 net of related unamortized costs on early extinguishment of debt. We funded these purchases principally with available cash. As a result of these purchases and other purchases we made in prior years, $37.9 million in principal amount of the Notes remain outstanding.

        We have a $35.0 million Credit Agreement that matures on March 18, 2013 when all amounts outstanding are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes. Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity. We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of December 31, 2010. We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries' accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due under our Credit Agreement upon the occurrence and continuation of certain events of default. As of December 31, 2010 and February 22, 2011, no amounts were outstanding and $35.0 million was available under our Credit Agreement. As of December 31, 2010 and February 22, 2011, we believe we are in compliance with all applicable covenants under our Credit Agreement.

        On July 1, 2010, we repaid the $6.3 million outstanding balance of our non-recourse credit facility with UBS and terminated the facility.

        At December 31, 2010, we had seven irrevocable standby letters of credit totaling $2.7 million. One letter of credit for $2.0 million provides security for our professional liability program, and the remaining six letters of credit totaling $700,000 are security for our lease obligation to HCPI, to mortgagees of our properties encumbered by HUD insured mortgages and to an automobile leasing company. The letters of credit are renewed annually. The maturity dates for these letters of credit range from January 2011 to September 2011. We do not plan to renew one letter of credit for $97,000. Our obligations under these letters of credit are secured by cash.

        In July 2010, we prepaid one HUD insured mortgage that was secured by one of our senior living communities. We paid $4.6 million to retire this note, which consisted of approximately, $4.5 million in principal and interest and $134,000 in prepayment penalties.

        At December 31, 2010, two of our communities were encumbered by HUD insured mortgages totaling $7.8 million. The weighted average interest rate on these notes is 5.43%. Payments of principal and interest are due monthly until the mortgage notes mature; one of the notes matures in June 2035 and the other matures in May 2039. These mortgages contain standard HUD mortgage covenants. As of December 31, 2010 and February 22, 2011, we believe we are in compliance with all covenants under these mortgages.

Off Balance Sheet Arrangements

        As of December 31, 2010 and 2009, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, material joint ventures or partnerships, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $17.5 million arising from our operation of 56 properties owned by SNH and leased to us which secures SNH's borrowings from its lender.

Related Person Transactions

        We have adopted written Governance Guidelines which address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Directors and our Board of Directors reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Directors and (2) the affirmative vote of a majority of our Independent Directors. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Directors, or disinterested Directors or Independent Directors, as the case may be, shall act in accordance with any applicable provisions of our charter, consider all of the relevant facts and circumstances, and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Business Conduct and Ethics and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We were a 100% owned subsidiary of SNH before December 31, 2001, SNH is our largest landlord and SNH is our largest shareholder. On December 31, 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. At the time of our spin off from SNH, all of the persons serving as our Directors were trustees of SNH. In order to effect this spin off and to govern relations after the spin off, we entered into agreements with SNH and others, including RMR, CommonWealth REIT, or CWH, and Hospitality Properties Trust, or HPT. Since then we have entered into various leases with SNH and other agreements which include provisions that confirm and modify these undertakings. Among other matters, these agreements provide that:

  •
  so long as SNH remains a REIT, we may not waive the share ownership restrictions in our charter on the ability of any person or group to acquire more than 9.8% of any class of our equity shares without the consent of SNH;

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

  •
  the resolution of disputes, claims and controversies arising from our leases with SNH may be referred to binding arbitration proceedings; and

  •
  so long as we are a tenant of SNH or so long as we have a business management agreement with RMR we will not acquire or finance any real estate of a type then owned or financed by SNH or any other company managed by RMR without first giving SNH or the other company managed by RMR, as applicable, the opportunity to acquire or finance real estate investments of the type in which SNH or the other company managed by RMR, respectively, invests.

        As of February 22, 2011 , SNH owned 3.2 million shares of our common stock, which represented approximately 9.0% of our outstanding common shares.

        RMR provides management services to both us and SNH; Mr. Barry Portnoy is one of our Managing Directors and is a Managing Trustee of SNH. Mr. Portnoy's son, Mr. Adam Portnoy, is also a Managing Trustee of SNH. All of SNH's officers, our President and our Treasurer are employees of RMR.

        As of December 31 2010, we leased 186 of our 216 senior living communities (including four that we report as discontinued operations) and two rehabilitation hospitals from SNH. Under our leases with SNH, we pay SNH rent set at minimum annual amounts plus percentage rent based on increases in gross revenues at certain properties. For the years ended December 31, 2010, 2009 and 2008, our rent expense under our leases with SNH was $188.8 million, $177.7 million and $158.6 million, respectively, net of $901,000, $868,000 and $0 amortization of a lease inducement from SNH, respectively.

        During 2010, we engaged in additional transactions with SNH, including :

  •
  Pursuant to the terms of our leases with SNH, we sold approximately $31.9 million of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $2.6 million in aggregate for the affected leases.

  •
  In August 2010, at our request, SNH sold four SNFs in Nebraska with an aggregate 196 living units that we leased from SNH for total consideration of $1.5 million and our rent to SNH decreased by approximately $145,000 per year.

  •
  In November 2010, at our request, SNH agreed to sell three SNFs in Georgia with an aggregate of 329 living units that are leased to us and we expect our annual rent to SNH to decrease by approximately $1.8 million if and after this sale closes. The sale of these properties is contingent upon the buyer's completion of diligence and other customary closing conditions. We can provide no assurance that the closing of SNH's sale of these properties will be completed.

  •
  In November 2010, at our request, SNH agreed to sell one assisted living community in Pennsylvania with 70 living units that are leased to us and we expect our annual rent to SNH to decrease by approximately $72,000 if and after the sale closes. The sale of this property is contingent upon the buyer's completion of diligence and other customary closing conditions. We can provide no assurance that the closing of SNH's sale of this property will be completed.

        At the time we became a separate publicly owned company as a result of the distribution of our shares to SNH's shareholders, we entered a management and shared services agreement, or our business management agreement, with RMR. One of our Managing Directors, Mr. Barry Portnoy, is Chairman and majority owner of RMR. Our other Managing Director, Mr. Martin, is a Director of RMR. Mr. Mackey, our President and Chief Executive Officer, and Mr. Hoagland, our Treasurer and Chief Financial Officer, are both Senior Vice Presidents of RMR. Mr. Portnoy's son, Mr. Adam Portnoy, is an owner, President, Chief Executive Officer and a Director of RMR and serves as a Managing Trustee of SNH. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. Messrs. Mackey and Hoagland devote a substantial majority of their business time to our affairs and the remainder to RMR's business, which is separate from our business. Because at least 80% of Messrs. Mackey's and Hoagland's business time is devoted to services to us, 80% of Messrs. Mackey's and Hoagland 's total cash compensation (that is, the combined cash compensation paid by us and RMR, including base salary and cash bonus) was paid by us and the remainder was paid by RMR. We believe the compensation we paid to these officers reasonably reflected their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division. RMR has approximately 650 employees and provides management services to other companies in addition to us and SNH; and an affiliate of RMR is a registered investment advisor which manages two mutual funds.

        Our Board of Directors has given our Compensation Committee, which is comprised of our Independent Directors, authority to act with respect to our business management agreement with RMR. The charter of our Compensation Committee requires the Committee annually to review the business management agreement, evaluate RMR's performance under this agreement and renew, amend, terminate or allow to expire the business management agreement.

        Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our facilities, evaluation of business opportunities, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. The business management agreement provides for compensation to RMR at an annual business management fee equal to 0.6% of our total revenues from all sources reportable under generally accepted accounting principles in the United States. Also, RMR is compensated at a rate equal to 80% of the employment expenses of RMR's employees, other than its Chief Information Officer, actively engaged in servicing management information systems. The aggregate fees earned by RMR from us for management, administrative and information system services pursuant to the business management agreement totaled $11.2 million in 2010, $10.5 million in 2009 and $8.3 million in 2008.

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs in providing this internal audit function was approximately $211,000 in 2010, $220,000 in 2009 and $213,000 in 2008. These allocated costs are in addition to the business management fees we paid to RMR.

        The business management agreement automatically renews for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate the business management agreement upon 60 days prior written notice. RMR may also terminate the business management agreement upon five business days notice if we undergo a change of control, as defined in the business management agreement. The current term for the business management agreement expires on December 31, 2011, and it will automatically renew thereafter unless it is earlier terminated.

        Under our business management agreement with RMR, we acknowledge that RMR provides management services to other businesses, including SNH. The fact that RMR has responsibilities to other entities, including our largest landlord and largest shareholder, SNH, could create conflicts; and in the event of such conflicts between us and RMR, any affiliate of RMR or any publicly owned company with which RMR has a relationship, including SNH, our business management agreement allows RMR to act on its own behalf and on behalf of SNH or such other company rather than on our behalf. Under the business management agreement, we afford SNH and any other company that is managed by RMR with a right of first refusal to invest in or finance any real estate property of a type then owned or financed by any of them before we do. Under the business management agreement, RMR has agreed not to provide business management services to any other business or enterprise, other than SNH, competitive with our business. The business management agreement also includes arbitration provisions for the resolution of disputes, claims and controversies.

        Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining favorable terms from such vendors and suppliers.

        As part of our annual restricted share grants under our 2001 Stock Option and Stock Plan, as amended, or the 2001 Plan, we typically grant restricted shares to certain employees of RMR who are not also directors, officers or employees of ours. In 2010, we granted a total of 64,600 restricted shares to such persons, which had an aggregate value of $394,000 based upon the closing price of our common shares on the NYSE Amex on the date of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date.

        An affiliated company of RMR is the owner of the buildings in which our corporate headquarters and administrative offices are located. We lease those buildings under leases that expire in June 2011. These leases have been amended at various times to take into account our needs for increasing space. We incurred rent, which includes our proportional share of utilities and real estate taxes, under these leases during 2010, 2009 and 2008 of $1.2 million, $1.1 million and $1.1 million, respectively. We believe these lease terms are commercially reasonable.

        In December 2006, we began leasing space for a regional office in Atlanta, Georgia from CWH. Our lease for this space expires in December 2011. We incurred rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2010, 2009 and 2008 of $66,000, $66,000 and $60,000, respectively. We believe these lease terms are commercially reasonable.

        Our Independent Directors also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including SNH, CWH, HPT, Government Properties Income Trust, or GOV, and TravelCenters of America LLC, or TA. We understand that these other companies to which RMR provides management services also have relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding these relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        We, RMR, SNH, CWH, GOV, HPT and TA each currently own approximately 14.29% of AIC. Four of our Directors and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Directors and the affirmative vote of a majority of our Independent Directors. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes, claims and controversies.

        As of February 22, 2011, we have invested $5.2 million in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. For 2010, 2009 and 2008, we recognized a loss of $771,000, $134,000 and $0, respectively, related to our investment in AIC. In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total premiums paid under this program in 2010 were approximately $2.9 million. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

        The foregoing descriptions of our agreements with SNH, RMR, CWH and AIC and various individuals and companies related to us and them are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference. In addition, copies of certain of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with SNH, RMR, CWH and AIC are on commercially reasonable terms. We also believe that our relationships with SNH, RMR, CWH, AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with advantages in operating and growing our business.

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

        Our policies for valuing accounts receivable based upon our experience, involve significant judgments based upon our experience, including consideration of the age of the receivables, the terms of the agreements with our residents, their third party payers or other obligors, the residents or payers stated intent to pay, the residents or payers financial capacity and other factors which may include litigation or rate and payment appeal proceedings.

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

        We do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards, that may be used to offset future taxable income because we currently do not believe that it is more likely than not that we will realize such benefit. In measuring our deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is unnecessary. In order to assess the likelihood of realizing the benefit of these deferred tax assets, we are required to rely on our projections of future income. We believe that our history of losses coupled with the uncertainties surrounding the current changes to the healthcare industry and our declining occupancy rates creates sufficient negative evidence such that we are unable to conclude that realization of the benefit is more likely than not. We have a short history of operating profits that is largely limited to 2010. While we reported earnings before taxes for the years ended December 31, 2009 and 2010, we reported an operating loss in 2008 and approximately $34.6 million of the $40.0 million of operating profits from continuing operations that we reported in 2009 were the results of gains on early extinguishment of debt. Our occupancy rates remain at historic lows and our recent trends indicating improvement have fluctuated. In addition, slight changes to certain key operating metrics in our baseline forecast suggest that we could generate tax losses; for example, occupancy decreasing by 2% coupled with a 2-5% reduction in government or third party reimbursement rates. As a result, we have concluded that it is appropriate to maintain a full valuation allowance against our deferred tax assets until our profitability becomes more predictable. We may reverse some or all of the valuation allowance when we believe that we will more likely than not realize the benefit of our deferred tax assets. At that time, we will record deferred tax assets as an income tax benefit in our consolidated statement of operations, which will affect our results of operations.

        We review goodwill annually during our fourth quarter, or more frequently, if events or changes in circumstances exist, for impairment. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount to fair value. We evaluate goodwill for impairment at the reporting unit level, which we determined to be the segments we operate, by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches, such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow analysis include future revenue growth, gross margins and our weighted average cost of capital. We select a growth rate based on our view of the growth prospect of each of our segments. If the carrying value of the reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. During our 2010 annual goodwill impairment review, we determined no impairments should be recorded.

        We review the carrying value of intangibles and long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected undiscounted cash flows that our asset or asset groups are expected to generate. This process requires that estimates be made and errors in our judgments or estimates could have a material effect on our financial statements. During 2010 we determined that no impairment charges were required.

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

Recently Announced Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update requires reporting entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair values. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements on a gross basis in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010. The adoption of this update did not, and is not expected to, cause any material changes to the disclosures in our consolidated financial statements.

Inflation and Deflation

        Inflation in the past several years in the United States has been modest. Future inflation might have either positive or negative impacts on our business. Rising price levels may allow us to increase occupancy charges to residents, but may also cause our operating costs, including our percentage rent, to increase. Also, our ability to realize rate increases paid by Medicare and Medicaid programs may be limited despite inflation.

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

        Changes in market interest rates also affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. For example, based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates, and other credit market conditions remained unchanged, the aggregate market value of our $7.8 million fixed rate mortgage debt and $37.9 million outstanding Notes on December 31, 2010 would decline by approximately $2.1 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates, and other credit market conditions remained unchanged, the aggregate market value of our $7.8 million fixed rate mortgage debt and $37.9 million outstanding Notes on December 31, 2010, would increase by approximately $2.2 million.

        Our Credit Agreement bears interest at floating rates and matures on March 18, 2013. As of December 31, 2010 and February 22, 2011, no amounts were outstanding under this credit facility. We borrow in U.S. dollars and borrowings under our revolving credit facility require annual interest at LIBOR (with a floor of 2% per annum) plus 400 basis points. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results. For example, if the maximum amount of $35.0 million were drawn under our Credit Agreement and interest rates above the floor or minimum rate decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $350,000 per year, or $0.01 per share, based on our outstanding common shares. If interest rates were to change gradually over time, the impact would occur over time.

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

        There have been no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2010 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        We may grant options and common shares to our officers, Directors, employees and other individuals who render services to us, under our 2001 Stock Option and Stock Plan, as amended, or the Share Award Plan. In addition, each of our Directors receives 11,000 shares per year under the Share Award Plan as part of his or her annual compensation for serving as a Director. The terms of grants made under the Share Award Plan are determined by the Compensation Committee, at the time of the grant. The following table is as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—Share Award Plan	None	None	1,507,770	(1)
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	1,507,770

(1)
Pursuant to the terms of the Share Award Plan, in no event shall the number of shares issued under the 2001 Plan exceed 3,000,000. Since the Share Plan was established, 1,492,230 share awards have been granted.

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

Item 15.    Exhibits and Financial Statement Schedules

        All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

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
3.3	Amended and Restated Bylaws of the Company, as of February 8, 2010. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 8, 2010.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
4.2	Rights Agreement, dated as of March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004.)
4.3
Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004.)

Exhibit No.	Description
4.4	Indenture related to 3.75% Convertible Senior Notes due 2026, dated as of October 18, 2006, among the Company, each of the guarantors named therein and U.S. Bank National Association, as Trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 24, 2006.)
10.1	2001 Stock Option and Stock Incentive Plan of the Company, as amended.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 25, 2006.)
10.2	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.3	Representative form of Indemnification Agreement.(+) (Filed herewith.)
10.4	Summary of Director Compensation.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 12, 2010.)
10.5
Credit and Security Agreement, dated as of March 18, 2010, among the Company, each of the Guarantors party thereto, Jefferies Finance LLC, as Arranger, Administrative Agent and Collateral Agent, and Jefferies Group Inc., as Issuing Bank. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 24, 2010.)
10.6
Transaction Agreement, dated December 7, 2001, among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust, the Company, certain subsidiaries of the Company, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust (now known as CommonWealth REIT) and Reit Management & Research LLC. (Incorporated by reference to Senior Housing Properties Trust's Current Report on Form 8-K dated December 13, 2001.)
10.7
Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.8
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.9
Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.10
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.11
Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

Exhibit No.	Description
10.12	Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.13
Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.14
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.15
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.16
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
10.18
First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.19
Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit No.	Description
10.20	Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.21
Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.22
Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of SNH Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, relating to the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.23	Representative form of Subordination, Assignment and Security Agreement. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.24
Lease Realignment Agreement, dated as of August 4, 2009, among Senior Housing Properties Trust and certain of its subsidiaries and the Company and certain of its subsidiaries. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.25
Registration Rights Agreement, dated as of August 4, 2009, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.26
Amended and Restated Shareholders Agreement, dated as of December 16, 2009, among Affiliates Insurance Company, the Company, Government Properties Income Trust, Hospitality Properties Trust, HRPT Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC and Reit Management & Research LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.27
Amended and Restated Business Management and Shared Services Agreement, dated as of January 4, 2010, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 2010.)
10.28	Separation Agreement, dated as of December 31, 2009, between the Company and Francis R. Murphy III.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 2010.)
10.29	Separation Agreement, dated as of December 14, 2010, between the Company and Maryann Hughes.(+) (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
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
99.4
Lease Agreement, dated as of November 19, 2004, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant (with respect to 16 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
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
99.7
Amended and Restated Subtenant Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
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

Exhibit No.	Description
99.9	Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of October 1, 2009, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
99.10
Confirmation of and Joinder to Guarantees and Confirmation of and Joinder and Amendment to Security Agreements, dated as of November 17, 2009, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
99.11
Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of December 10, 2009, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
99.12
Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of August 1, 2010, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
99.13
Amended and Restated Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.14
Amended and Restated Subtenant Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.15
Amended and Restated Subtenant Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.16
Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of November 1, 2009, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
99.17
Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of August 1, 2010, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

Exhibit No.	Description
99.18	Amended and Restated Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.19
Amended and Restated Subtenant Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.20
Amended and Restated Subtenant Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.21
Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of October 1, 2009, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
99.22
Amendment to Subtenant Security Agreement, dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
99.23
Master Lease Agreement, dated as of September 1, 2008, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care-RMI, LLC, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.24
Guaranty Agreement, dated as of September 1, 2008, made by the Company for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

(+)
Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited the accompanying consolidated balance sheets of Five Star Quality Care, Inc., as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 23, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Five Star Quality Care, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Five Star Quality Care Inc.'s Annual Report on Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Five Star Quality Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of Five Star Quality Care, Inc. and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 23, 2011

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$20,770	$5,017
Accounts receivable, net of allowance of $5,224 and $5,986 at December 31, 2010 and 2009, respectively	64,806	61,418
Prepaid expenses	10,252	10,727
Investment securities:
Investments in trading securities	—	65,961
Investments in available for sale securities, of which $1,022 and $2,809 are restricted as of December 31, 2010 and 2009, respectively.	13,854	11,893
Restricted cash	6,594	7,597
UBS put right related to auction rate securities	—	8,322
Other current assets	7,121	9,435

Total current assets	123,397	180,370

Property and equipment, net	213,791	192,742
Equity investment in Affiliates Insurance Company	5,076	5,000
Restricted cash	14,535	9,383
Restricted investments in available for sale securities	3,259	5,287
Goodwill and other intangible assets	15,722	16,182
Other long term assets	4,014	4,136

	$379,794	$413,100

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,659	$28,727
Accrued expenses	21,488	20,330
Accrued compensation and benefits	38,473	36,769
Due to affiliates	17,841	17,611
UBS secured revolving credit facility related to auction rate securities	—	39,141
Mortgage notes payable	135	157
Accrued real estate taxes	9,280	9,263
Security deposit liability	10,783	11,215
Other current liabilities	11,563	14,991

Total current liabilities	130,222	178,204

Long term liabilities:
Mortgage notes payable	7,689	12,284
Convertible senior notes	37,905	49,707
Continuing care contracts	2,247	2,438
Accrued self insurance obligations	27,928	21,833
Other long term liabilities	9,036	9,319

Total long term liabilities	84,805	95,581

Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock: none issued	—	—
Common stock, par value $0.01: 36,019,864 and 35,668,814 shares issued and outstanding at December 31, 2010 and 2009, respectively	360	356
Additional paid in capital	297,715	296,654
Accumulated deficit	(138,783)	(162,275)
Unrealized gain on investments in available for sale securities	5,475	4,580

Total shareholders' equity	164,767	139,315

	$379,794	$413,100

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	For the year ended December 31,
	2010	2009	2008
Revenues:
Senior living revenue	$1,061,402	$996,787	$908,516
Rehabilitation hospital revenue	100,041	100,460	98,428
Institutional pharmacy revenue	79,285	74,447	70,379

Total revenues	1,240,728	1,171,694	1,077,323

Operating expenses:
Senior living wages and benefits	532,118	507,622	449,894
Other senior living operating expenses	252,432	242,789	228,761
Rehabilitation hospital expenses	92,190	90,957	91,185
Institutional pharmacy expenses	77,552	73,946	69,535
Rent expense	188,380	177,258	158,140
General and administrative	55,486	52,590	47,829
Depreciation and amortization	16,802	16,296	14,653

Total operating expenses	1,214,960	1,161,458	1,059,997

Operating income	25,768	10,236	17,326
Interest, dividend and other income	1,820	2,993	5,915
Interest and other expense	(3,045)	(4,365)	(6,337)
Gain (loss) on investments in trading securities	4,856	3,495	(11,967)
(Loss) gain on UBS put right related to auction rate securities	(4,714)	(2,759)	11,081
Equity in losses of Affiliates Insurance Company	(1)	(134)	—
Gain on early extinguishment of debt	592	34,579	743
Gain on sale of available for sale securities	933	795	—
Impairment of investments in available for sale securities	—	(2,947)	(8,404)
Impairment of long lived assets	—	—	(3,650)
Impairment of goodwill	—	—	(5,930)

Income from continuing operations before income taxes	26,209	41,893	(1,223)
Provision for income taxes	(1,448)	(2,196)	(1,392)

Income (loss) from continuing operations	24,761	39,697	(2,615)
Loss from discontinued operations	(1,269)	(1,367)	(1,881)

Net income (loss)	$23,492	$38,330	$(4,496)

Weighted average shares outstanding—basic	35,736	33,558	31,872

Weighted average shares outstanding—diluted	39,207	38,775	31,872

Basic income (loss) per share from:
Continuing operations	$0.69	$1.18	$(0.08)
Discontinued operations	(0.03)	(0.04)	(0.06)

Net income (loss) per share—basic	$0.66	$1.14	$(0.14)

Diluted income (loss) per share from:
Continuing operations	$0.67	$1.08	$(0.08)
Discontinued operations	(0.03)	(0.03)	(0.06)

Net income (loss) per share—diluted	$0.64	$1.05	$(0.14)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unrealized Gain (Loss) on Investments	Total
Balance at December 31, 2007	31,818,144	$318	$286,734	$(196,109)	$(4,121)	$86,822
Comprehensive income:
Net loss	—	—	—	(4,496)	—	(4,496)
Unrealized loss on investments in available for sale securities	—	—	—	—	(5,865)	(5,865)
Other than temporary impairment on investments	—	—	—	—	8,404	8,404

Total comprehensive income	—	—	—	(4,496)	2,539	(1,957)
Stock grants to employees	387,460	4	470	—	—	474

Balance at December 31, 2008	32,205,604	322	287,204	(200,605)	(1,582)	85,339

Comprehensive income:
Net income	—	—	—	38,330	—	38,330
Unrealized gain on investments in available for sale securities	—	—	—	—	4,010	4,010
Realized gain on sale of available for sale securities	—	—	—	—	(795)	(795)
Other than temporary impairment on investments	—	—	—	—	2,947	2,947

Total comprehensive income	—	—	—	38,330	6,162	44,492
Stock grants to employees	263,210	2	522	—	—	524
Issuance of common shares to SNH	3,200,000	32	8,928	—	—	8,960

Balance at December 31, 2009	35,668,814	356	296,654	(162,275)	4,580	139,315

Comprehensive income:
Net income	—	—	—	23,492	—	23,492
Unrealized gain on investments in available for sale securities	—	—	—	—	1,828	1,828
Realized gain on sale of available for sale securities	—	—	—	—	(933)	(933)

Total comprehensive income	—	—	—	23,492	895	24,387
Stock grants to employees	351,050	4	1,060	—	—	1,064
Equity investment in Affiliates Insurance Company	—	—	1	—	—	1

Balance at December 31, 2010	36,019,864	$360	$297,715	$(138,783)	$5,475	$164,767

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$23,492	$38,330	$(4,496)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	16,802	16,296	14,653
Gain on early extinguishment of debt	(592)	(34,579)	(743)
Loss from discontinued operations	1,269	1,367	1,881
(Gain) loss on investments in trading securities	(4,856)	(3,495)	11,967
Loss (gain) on UBS put right related to auction rate securities	4,714	2,759	(11,081)
Gain on sale of available for sale securities	(933)	(795)	—
Impairment of investments in available for sale securities	—	2,947	8,404
Impairment of goodwill	—	—	5,930
Impairment of long lived assets	—	—	3,650
Equity in losses of Affiliates Insurance Company	1	134	—
Provision for losses on receivables	6,559	7,054	6,717
Changes in assets and liabilities:
Accounts receivable	(9,947)	(2,323)	(13,646)
Prepaid expenses and other assets	2,657	(5,503)	4,293
Investment securities	74,425	—	(12,810)
Accounts payable and accrued expenses	(7,044)	2,512	8,739
Accrued compensation and benefits	1,704	209	5,964
Due to affiliates	230	2,193	4,176
Other current and long term liabilities	268	1,300	11,172

Cash provided by operating activities	108,749	28,406	44,770

Net cash (used in) provided by discontinued operations	(1,269)	(162)	21

Cash flows from investing activities:
Payments from restricted cash and investment accounts, net	(3,166)	(5,226)	(5,733)
Acquisition of property and equipment	(54,585)	(63,311)	(80,822)
Acquisition of senior living communities, net of working capital assumed	(13,232)	(750)	(61,715)
Purchase of available for sale securities	(1,105)	—	—
Investment in Affiliates Insurance Company	(76)	(5,134)	—
Proceeds from disposition of property and equipment held for sale	31,894	36,701	69,420
Proceeds from sale of equipment to SNH	—	8,491	—
Proceeds from sale of available for sale securities	3,081	3,719	—

Cash used in investing activities	(37,189)	(25,510)	(78,850)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	10,649	59,055	38,875
Repayments of borrowings on credit facilities	(49,790)	(41,789)	(17,000)
Purchase and retirement of convertible senior notes	(10,780)	(39,932)	—
Repayments of mortgage notes payable	(4,617)	(149)	(2,677)
Proceeds from issuance of common shares to SNH	—	8,960	—

Cash (used in) provided by financing activities	(54,538)	(13,855)	19,198

Change in cash and cash equivalents	15,753	(11,121)	(14,861)
Cash and cash equivalents at beginning of period	5,017	16,138	30,999

Cash and cash equivalents at end of period	$20,770	$5,017	$16,138

Supplemental cash flow information:
Cash paid for interest	$2,419	$3,746	$3,323
Cash paid for income taxes	$1,056	$2,622	$2,337
Non-cash investing and financing activities:
Issuance of common stock	$1,064	$524	$474

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1. Organization and Business

        We were organized in 2000 as a wholly owned subsidiary of Senior Housing Properties Trust, or SNH. On December 31, 2001, SNH distributed substantially all of our shares of common stock, $0.01 par value, or common shares, to its shareholders. Concurrent with our spin off, we entered into agreements with SNH and others to establish our initial capitalization and other matters.

        We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2010, we leased or owned and operated 212 senior living communities containing 22,562 living units, including 172 primarily independent and assisted living communities with 18,845 living units and 40 SNFs with 3,717 living units.

        Of our 172 primarily independent and assisted living communities, we:

  •
  leased 144 communities containing 16,556 living units from SNH, our former parent;

  •
  leased four communities with 200 living units from Health Care Property Investors, or HCPI; and

  •
  owned 24 communities with 2,089 living units.

        Of our 40 SNFs, we:

  •
  leased 38 facilities with 3,446 living units from SNH; and

  •
  owned two facilities with 271 living units.

        In aggregate, our 212 senior living communities included 6,323 independent living apartments, 10,591 assisted living suites and 5,648 skilled nursing units. Excluded from the preceding data is one assisted living community containing 70 living units and three SNFs containing 329 living units leased from SNH that have been classified as discontinued operations.

        We also operate two rehabilitation hospitals with 321 beds that we lease from SNH. Our two rehabilitation hospitals provide inpatient rehabilitation services at the two hospitals and three satellite locations. In addition, we operate 13 outpatient rehabilitation clinics affiliated with these rehabilitation hospitals. We also own and operate five institutional pharmacies.

2. Summary of Significant Accounting Policies

        Basis of Presentation.    The accompanying consolidated financial statements include our accounts and those of all of our subsidiaries. All intercompany transactions have been eliminated.

        Use of Estimates.    Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Some significant estimates include the fair value of our investments in securities that are not actively traded on a major exchange, the value of our put right, our self insurance reserves, the allowance for doubtful accounts and contractual allowances.

        We are required to estimate income taxes payable in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

resulting from differing treatment of items for financial statement and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized.

        Our actual results could differ from our estimates. We periodically review estimates and assumptions and we reflect the effects of changes, if any, in the consolidated financial statements in the period that they are determined.

        Cash and Cash Equivalents.    Cash and cash equivalents, consisting of money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

        Equity Method Investments.    We currently own approximately 14.29% of Affiliates Insurance Company, or AIC. Although we own less than 20% of AIC, we use the equity method to account for our investment in AIC because we believe that we have significant influence over AIC since four of our five directors are directors of AIC and since we expect to procure some of our insurance from AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statement of income. If we determine there is an "other than temporary impairment" in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC's overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. As of December 31, 2010, we have invested $5,209 in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. For 2010, 2009 and 2008, we recognized a loss of $1, $134 and $0, respectively, related to our investment in AIC.

        Investment Securities.    Investment securities that are held principally for resale in the near term are classified as "trading" and are carried at fair value with changes in fair value recorded in earnings. We did not hold any trading securities at December 31, 2010. Trading securities at December 31, 2009 consisted entirely of auction rate securities, or ARS. In 2010, 2009 and 2008, our investments in these trading securities generated interest income of $566, $1,142 and $2,693, respectively, that is included in interest, dividend and other income.

        Securities not classified as "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity and "other than temporary" losses recorded in our consolidated statement of income. Realized gains and losses on all available for sale securities are recognized based on specific identification. Available for sale investments at December 31, 2010 and 2009 consisted primarily of preferred securities. At December 31, 2010, these investments had a fair value of $17,113 and an unrealized holding gain of $5,475. At December 31, 2009, these investments had a fair value of $17,180 and an unrealized holding gain of $4,580.

        In 2010 and 2009, our available for sale securities generated interest and dividend income of $1,078 and $1,347, respectively, and is included in interest, dividend and other income.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the fair value and gross unrealized losses related to our "available for sale" securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ending:

	December 31, 2010
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$1,361	$40	$—	$—	$1,361	$40

	December 31, 2009
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$—	$—	$1,146	$39	$1,146	$39

        We routinely evaluate our available for sale investments to determine if they have been impaired. If the book or carrying value of an investment is less than its estimated fair value and that situation is expected to continue for a more than a temporary period, we will remove the unrealized holding loss from equity and record an "other than temporary" loss in our consolidated statement of income. We determine the estimated fair value of our available for sale investments by reviewing the current market price; the ratings of the security; the financial condition of the issuer or obligor; and our intent and ability to retain the investment for a sufficient period to allow for recovery in the market value of the investment. In evaluating the factors described above for available for sale investments, we presume a decline in value to be "other than temporary" if the quoted market price of the security is below the investment's cost basis for an extended period. However, the presumption may be overcome if there is persuasive evidence indicating the decline is temporary in nature, such as if the issuer's/obligor's operating performance is strong, if dividends are being paid, or the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such if there is a plan to sell the security in the near term and the fair value is below our cost basis. We did not record an impairment charge for the year ended December 31, 2010. We recorded a charge of $2,947 for an "other than temporary" impairment in the value of our securities held by our captive insurance company for the year ended December 31, 2009.

        Restricted Cash.    Restricted cash as of December 31, 2010 and 2009 includes cash that we deposited as security for obligations arising from our self insurance programs and other amounts for

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

which we are required to establish escrows, including: Florida regulatory requirements, real estate taxes and capital expenditures as required by our mortgages, and certain resident security deposits.

	2010		2009
	Current	Long term	Current	Long term
Insurance reserves	$4,555	$14,535	$4,709	$8,865
Florida regulatory requirements	—	—	—	518
Real estate taxes and capital expenditures as required by our mortgages	1,152	—	1,540	—
Resident security deposits	887	—	1,348	—

Total	$6,594	$14,535	$7,597	$9,383

        Accounts Receivable and Allowance for Doubtful Accounts.    We record accounts receivable at their estimated net realizable value. We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to: the age of the receivable and the terms of the agreements; the residents', patients' or third party payers' stated intent to pay; the payers' financial capacity to pay; and other factors which may include likelihood and cost of litigation. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material.

        During 2010, 2009 and 2008, we increased our allowance of, and charged to expense, doubtful accounts of $6,559, $7,054 and $6,717, respectively, and wrote off accounts receivable of $7,321, $7,360 and $5,342, respectively.

        Included in accounts receivable as of December 31, 2010 and 2009 are amounts due from the Medicare program of $22,627 and $20,954, respectively, and amounts due from various state Medicaid programs of $17,272 and $17,886, respectively.

        Deferred Finance Costs.    We capitalize issuance costs related to borrowings and amortize the deferred costs over the terms of the respective loans. Our unamortized balance of deferred finance costs was $2,513 and $2,121 at December 31, 2010 and 2009, respectively. Accumulated amortization related to deferred finance costs was $1,237 and $806 at December 31, 2010 and 2009, respectively. At December 31, 2010, the weighted average amortization period remaining is approximately 14 years. The amortization expenses to be incurred during the next five years as of December 31, 2010 are $466 in each of 2011 and 2012, $187 in 2013 and $94 in each of 2014 and 2015.

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

        Self Insurance.    We self insure up to certain limits for workers compensation, professional liability claims and property losses. Claims in excess of these limits are insured up to contractual limits, over which we are self insured. We fully self insure all health related claims for our covered employees. Determining reserves for the casualty, liability, workers compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.

        Continuing Care Contracts.    Residents at one of our communities may enter into continuing care contracts with us. We offer two forms of continuing care contracts to new residents at this community. One form of contract provides that 10% of the resident admission fee becomes non-refundable upon occupancy, and the remaining 90% becomes non-refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months. The second form of contract provides that 30% of the resident admission fee is non-refundable upon occupancy and 70% is refundable. Three other forms of continuing care contracts are in effect for existing residents but are not offered to new residents. One

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

historical form of contract provides that the resident admission fee is 10% non-refundable upon occupancy and 90% refundable. A second historical form of contract provides that the resident admission fee is 100% refundable. A third historical form of contract provides that the resident admission fee is 1% refundable and 99% non-refundable upon admission. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay refunds of our admission fees when residents relocate from our communities. We report the refundable amount of these admission fees as current liabilities and the non-refundable amount as deferred revenue, a portion of which is classified as a current liability. The balance of refundable admission fees as of December 31, 2010 and 2009 were $6,006 and $6,372, respectively.

        Leases.    On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a capital lease or an operating lease. None of our leases have met any of the criteria to be classified as a capital lease under the Leases Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or the Codification, and, therefore, we have accounted for all of our leases as operating leases.

        Taxes.    The Income Taxes topic of the Codification prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. We can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2010, our tax returns filed for the 2003 through 2010 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

        We pay franchise taxes in certain states in which we have operations. We have included franchise taxes in general and administrative and other operating expenses in our consolidated statement of income.

        Fair Value of Financial Instruments.    Our financial instruments are limited to cash and cash equivalents, accounts receivable, available for sale securities, accounts payable, mortgage notes payable and our Convertible Senior Notes due 2026, or the Notes. Except for the Notes, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2010 and 2009. We estimate the fair values using market quotes when available, discounted cash flow analysis and current prevailing interest rates.

        Revenue Recognition.    We derive our revenues primarily from services to residents and patients at our senior living communities and rehabilitation hospitals and we record revenues when services are provided. We expect payment from governments or other third party payers for some of our services. We derived approximately 29%, 29% and 30% of our senior living revenues in 2010, 2009 and 2008, respectively, from payments under Medicare and Medicaid programs. For the years ended December 31, 2010, 2009 and 2008, we received approximately 64%, 64% and 63%, respectively, of our rehabilitation hospital revenues from these programs. Revenues under some of these programs are subject to audit and retroactive adjustment.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Medicare revenues from our senior living communities totaled $151,392, $140,573 and $132,031 during 2010, 2009 and 2008, respectively. Medicaid revenues from senior living communities totaled $154,592, $148,882 and $137,060 during 2010, 2009 and 2008, respectively. Medicaid and Medicare revenues from our rehabilitation hospitals were $63,685, $64,506 and $62,118 for the years ended December 31, 2010, 2009 and 2008, respectively.

        Per Common Share Amounts.    We computed income (loss) per share, or EPS, for the years ended December 31, 2010, 2009 and 2008, using the weighted average number of shares outstanding during each year. Diluted EPS reflects the potential dilution that could occur if the Notes were converted into our common shares and is separately reported where such conversion would result in a lower EPS amount.

        Reclassifications.    We have made reclassifications to the prior years' financial statements to conform to the current year's presentation. Material changes are limited to presenting accrued self insurance obligations separately from other current liabilities, presenting community fees separately from other long term liabilities and presenting restricted cash separately from cash and cash equivalents. These reclassifications had no effect on net income or shareholders' equity.

        Recently Issued Accounting Pronouncements.    In January 2010, FASB issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update requires reporting entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair values. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements on a gross basis in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010. The adoption of this update did not, and is not expected to, cause any material changes to the disclosures in our consolidated financial statements.

3. Property and Equipment

        Property and equipment, at cost, consists of the following:

	December 31, 2010	December 31, 2009
Land	$15,534	$14,774
Buildings and improvements	167,895	151,392
Furniture, fixtures and equipment	73,266	62,678

	256,695	228,844
Accumulated depreciation	(42,904)	(36,102)

	$213,791	$192,742

        As of December 31, 2010 and 2009, we had assets of $7,752 and $6,944, respectively, included in our property and equipment that we intend to sell to SNH as permitted by our leases.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Financial Data by Segment

        Our reportable segments consist of our senior living community business and our rehabilitation hospital business. In the senior living community segment, we operate independent living communities, assisted living facilities and SNFs, which are subject to centralized oversight and provide housing and services generally to elderly residents. Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics. We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business. Consequently, we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities. All of our operations and assets are located in the United States, except for the operations of our captive insurance company, which participates in our workers' compensation and liability insurance programs and is located in the Cayman Islands.

        We use segment operating profit as a means to evaluate our performance and for our business decision making purposes. Segment operating profit excludes interest, dividend and other income, interest and other expense, and corporate expenses.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Financial Data by Segment (Continued)

        Our revenues by segments and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Year ended December 31, 2010
Revenues	$1,061,402	$100,041	$79,285	$1,240,728
Segment expenses:
Operating expenses	784,550	92,190	77,552	954,292
Rent expense	178,392	9,988	—	188,380
Depreciation and amortization	13,144	135	3,523	16,802

Total segment expenses	976,086	102,313	81,075	1,159,474

Segment operating profit (loss)	85,316	(2,272)	(1,790)	81,254
General and administrative expenses(2)	—	—	(55,486)	(55,486)

Operating income (loss)	85,316	(2,272)	(57,276)	25,768
Interest, dividend and other income	118	—	1,702	1,820
Interest and other expense	(648)	—	(2,397)	(3,045)
Gain on investments in trading securities	—	—	4,856	4,856
Loss on UBS put right related to auction rate securities	—	—	(4,714)	(4,714)
Equity in income of Affiliates Insurance Company	—	—	(1)	(1)
Gain on early extinguishment of debt	—	—	592	592
Gain on sale of available for sale securities	—	—	933	933
Provision for income taxes	—	—	(1,448)	(1,448)

Income (loss) from continuing operations	$84,786	$(2,272)	$(57,753)	$24,761

Total Assets as of December 31, 2010	$291,420	$15,197	$73,177	$379,794

Long lived assets as of December 31, 2010	$220,419	$821	$35,158	$256,398

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Financial Data by Segment (Continued)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Year ended December 31, 2009
Revenues	$996,787	$100,460	$74,447	$1,171,694
Segment expenses:
Operating expenses	750,411	90,957	73,946	915,314
Rent expense	166,662	10,596	—	177,258
Depreciation and amortization	12,215	102	3,979	16,296

Total segment expenses	929,288	101,655	77,925	1,108,868

Segment operating profit (loss)	67,499	(1,195)	(3,478)	62,826
General and administrative expenses(2)	—	—	(52,590)	(52,590)

Operating income (loss)	67,499	(1,195)	(56,068)	10,236
Interest, dividend and other income	312	—	2,681	2,993
Interest and other expense	(800)	—	(3,565)	(4,365)
Unrealized gain on investments in trading securities	—	—	3,495	3,495
Unrealized loss on UBS put right related to auction rate securities	—	—	(2,759)	(2,759)
Equity in losses of Affiliates Insurance Company	—	—	(134)	(134)
Gain on early extinguishment of debt	—	—	34,579	34,579
Gain on sale of available for sale securities	—	—	795	795
Impairment of investments in available for sale securities	—	—	(2,947)	(2,947)
Provision for income taxes	—	—	(2,196)	(2,196)

Income (loss) from continuing operations	$67,011	$(1,195)	$(26,119)	$39,697

Total Assets as of December 31, 2009	$250,982	$17,779	$144,339	$413,100

Long lived assets as of December 31, 2009	$195,173	$3,428	$34,129	$232,730

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Financial Data by Segment (Continued)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Year ended December 31, 2008
Revenues	$908,516	$98,428	$70,379	$1,077,323
Segment expenses:
Operating expenses	678,655	91,185	69,535	839,375
Rent expense	147,392	10,748	—	158,140
Depreciation and amortization	10,111	943	3,599	14,653

Total segment expenses	836,158	102,876	73,134	1,012,168

Segment operating profit (loss)	72,358	(4,448)	(2,755)	65,155
General and administrative expenses(2)	—	—	(47,829)	(47,829)

Operating income (loss)	72,358	(4,448)	(50,584)	17,326
Interest, dividend and other income	1,330	—	4,585	5,915
Interest and other expense	(1,077)	—	(5,260)	(6,337)
Unrealized loss on investments in trading securities	—	—	(11,967)	(11,967)
Unrealized gain on UBS put right related to auction rate securities	—	—	11,081	11,081
Gain on early extinguishment of debt	743	—	—	743
Impairment of investments in available for sale securities	—	—	(8,404)	(8,404)
Impairment on long lived assets	(1,813)	(1,837)	—	(3,650)
Impairment on goodwill	—	—	(5,930)	(5,930)
Provision for income taxes	—	—	(1,392)	(1,392)

Income (loss) from continuing operations	$71,541	$(6,285)	$(67,871)	$(2,615)

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

5. Goodwill, Other Intangible and Long Lived Assets

        The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2010 and 2009 are as follows:

	Senior Living Communities(1)	Corporate and Other(2)	Total
Balance as of January 1, 2009	$10,973	$4,779	$15,752
Goodwill acquired (Note 12)	15	—	15
Intangible assets acquired	820	—	820
Amortization of intangibles	(15)	(390)	(405)

Balance as of December 31, 2009	11,793	4,389	16,182
Amortization of intangibles	(98)	(362)	(460)

Balance as of December 31, 2010	$11,695	$4,027	$15,722

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

        Goodwill.    During 2008, we concluded that goodwill recorded at our pharmacies was fully impaired and we recognized a non-cash impairment charge of $5,930 to eliminate all goodwill from our pharmacy business. During the fourth quarter of 2008 our market capitalization declined and was significantly below the then current book value. As a result, we determined an interim impairment test was necessary and performed the interim test on all of our reporting units as of December 31, 2008. In our evaluation we weighed all known quantitative and qualitative factors in determining if an impairment occurred and determined no additional impairment charge was warranted on our senior living community segment. In addition, during 2008 we wrote off $785 related to the reduction of an unrecognized tax benefit to state income taxes payable. During our 2010 and 2009 annual goodwill impairment reviews, we determined no impairment charges were appropriate.

        Intangible and other long lived assets.    We amortize intangible assets using the straight line method over the useful lives of the assets commencing on the date of acquisition. Total amortization expense for amortizable intangible assets for the years ended December 31, 2010, 2009 and 2008 was $460, $405 and $449, respectively. At December 31, 2010, the weighted average amortization period remaining is approximately 12 years. Amortization expense is estimated to be approximately $453 in each of 2011, 2012, 2013, 2014 and $381 in 2015.

        During 2008, we recorded an impairment of $1,837 resulting from long lived assets at our two rehabilitation hospitals. The impairment charge relating to these long lived assets was measured based upon the difference between projected undiscounted future operating cash flows and carrying value.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

6. Income Taxes

	2010	2009
Deferred tax assets:
Continuing care contracts	$1,877	$1,843
Allowance for doubtful accounts	2,087	2,400
Deferred gains on sale lease back transactions	2,214	2,542
Insurance reserves	3,299	4,821
Tax credits	4,351	2,755
Tax loss carry forwards	43,228	47,382
Impairment of securities	3,340	4,623
Other	5,575	5,479

Total deferred tax assets before valuation allowance	65,971	71,845
Valuation allowance:	(58,371)	(65,231)

Total deferred tax assets	7,600	6,614

Deferred tax liabilities:
Depreciable assets	(7,059)	(5,914)
Lease expense	(1,073)	(1,372)
Goodwill	133	379
Other	(245)	(193)

Total deferred tax liabilities	(8,244)	(7,100)

Net deferred tax liability	$(644)	$(486)

        We do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income because we currently do not believe that it is more likely than not that we will realize such benefit. In measuring our deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is unnecessary. In order to realize these deferred tax assets, we would be required to rely on our projections of future income. However, we believe that our history of losses coupled with the uncertainties surrounding the current changes to the healthcare industry and our declining occupancy rates creates sufficient negative evidence such that realization of the required forecasted income is not more likely than not. As a result, we believe a full valuation allowance against our deferred tax assets is required. Further, when we believe that we will more likely than not realize the benefit of our deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statement of income, which will affect our results of operations. As of December 31, 2010, our federal net operating loss carry forward, which begins to expire in 2025 if unused, was approximately $107,249, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $4,351. Our net operating loss carry

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

6. Income Taxes (Continued)

forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

        For the year ended December 31, 2010, we recognized tax expenses of $1,448, which includes tax expense of $1,290 for state taxes on operating income that are payable without regard to our tax loss carry forwards. Tax expense also includes $158 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

        The principal reasons for the difference between our effective tax (benefit) rate and the U.S. Federal statutory income tax (benefit) rate are as follows:

	For the years ended December 31,
	2010	2009	2008
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	(35.0)%
State and local income taxes, net of federal tax benefit	8.9%	8.6%	24.4%
Impairment Charge	0.0%	0.0%	26.3%
Tax credits	(7.9)%	(3.3)%	(7.9)%
Alternative Minimum Tax	1.5%	2.2%	0.0%
Change in valuation allowance	(33.1)%	(38.7)%	30.3%
Other differences, net	1.4%	1.6%	6.8%

Effective tax rate	5.8%	5.4%	44.9%

7. Earnings Per Share

        We compute basic earnings per share, or EPS, for the years ended December 31, 2010, 2009 and 2008 using the weighted average number of shares outstanding during the periods. Diluted EPS for the years ended December 31, 2010 and 2009 reflects additional common shares, related to the Notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance. The effect the Notes have on the loss per share is anti-dilutive for the year ended December 31, 2008. The weighted average shares outstanding used to calculate basic and diluted EPS include 511,960 and 463,130 unvested shares as of December 31, 2010 and 2009, respectively, issued to our officers and others under our 2001 Stock Option and Stock Plan, or the Share Award Plan.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Earnings Per Share (Continued)

        The following table provides a reconciliation of income from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Year Ended December 31,
	2010			2009			2008
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$24,761	35,736	$0.69	$39,697	33,558	$1.18	$(2,615)	31,872	$(0.08)
Effect of the Notes	1,652	3,471		2,198	5,217		—	—

Diluted income from continuing operations	$26,413	39,207	$0.67	$41,895	38,775	$1.08	$(2,615)	31,872	$(0.08)

Diluted loss from discontinued operations	$(1,269)	39,207	$(0.03)	$(1,367)	38,775	$(0.03)	$(1,881)	31,872	$(0.06)

8. Fair Values of Assets and Liabilities

        The table below presents the assets and liabilities measured at fair value at December 31, 2010, categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long lived assets held for sale(1)	$7,752	$—	$7,752	$—
Available for sale securities(2)
Equity securities
Financial services industry	8,517	8,517	—	—
REIT industry	2,632	2,632	—	—
Insurance industry	2,183	2,183	—	—
Other	1,640	1,640	—	—

Total equity securities	14,972	14,972	—	—
Debt securities
International convertible bond fund	204	204	—	—
International bond fund	1,937	1,937	—	—

Total debt securities	2,141	2,141	—	—

Total available for sale securities	17,113	17,113	—	—

Total	$24,865	$17,113	$7,752	$—

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

8. Fair Values of Assets and Liabilities (Continued)

(2)
Investments in available for sale securities are reported on our balance sheet as current investments in available for sale securities of $12,832 and long term restricted cash and investments of $1,022. We determine the estimated fair value of our available for sale securities by reviewing each security's current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an "other than temporary impairment" if the quoted market price of the security is below the security's cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses. When we determine that an impairment in the fair value of an available for sale security is an "other than temporary impairment", we record a charge to earnings. During the year ended December 31, 2009, we recorded an "other than temporary impairment" charge of $2,947, for certain of these securities.

        Our investments in available for sale securities had amortized costs of $11,638 and $12,518 as of December 31, 2010 and 2009, respectively, had unrealized gains of $5,515 and $4,701 as of December 31, 2010 and 2009, respectively, and had unrealized losses of $40 and $39 as of December 31, 2010 and 2009, respectively. At December 31, 2010, five of our securities we hold are in a loss position that has ranged from one to three months. During the years ended December 31, 2010 and 2009, we received gross proceeds of $3,081 and $3,719, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $940 and $820, respectively, and gross realized losses totaling $7 and $25, respectively.

        The table below presents the change in fair value of assets measured by using significant unobservable inputs (Level 3):

	Investments in trading securities	UBS Put Right
Balance at December 31, 2009	$65,961	$8,322
Sale of trading securities	(32,975)	(3,608)
Exercise of UBS Put Right	(37,842)	—
Change in value recognized in earnings	4,856	(4,714)

Balance at December 31, 2010	$—	$—

        During the year ended December 31, 2010, we did not change the type of inputs used to determine the fair value of our assets and liabilities that we measure at fair value. Accordingly, there were no transfers of assets or liabilities between levels of the fair hierarchy during 2010.

        We carry investments in available for sale securities, investments in trading securities, which consist solely of ARS, and the UBS Put Right related to auction rate securities at fair value. The carrying values of accounts receivable, the equity investment in AIC and our mortgage notes payable

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

8. Fair Values of Assets and Liabilities (Continued)

approximate fair value as of December 31, 2010 and 2009. The carrying value and fair value of our Notes was $37,905 and 35,631, respectively, as of December 31, 2010 and $49,707 and $37,777, respectively, as of December 31, 2009.

        In November 2008, we entered into a settlement agreement with UBS AG, or UBS, related to our investment in ARS and on June 30, 2010, we exercised our right, or the UBS Put Right, pursuant to this agreement to require UBS to acquire our ARS at par value. Prior to exercising the UBS Put Right, we measured the fair value of our ARS by reference to a valuation statement provided by UBS that was calculated with the assistance of a valuation model. This model considered, among other items, the collateral underlying the investments, the creditworthiness of the counterparty, the timing of expected future cash flows including possible refinancing of the securities and a determination of the appropriate discount rate. The analysis also included a comparison, when possible, to observable market data of securities with characteristics similar to our ARS. We reviewed the components of, and calculations made under, UBS's model. Due to the changes in fair value for our ARS for the year ended December 31, 2010, we have recorded a gain of $4,856.

        Prior to exercising the UBS Put Right, we valued the UBS Put Right by taking into consideration the fair value of our ARS, the amounts outstanding on our loan with UBS and a factor representing our credit party risk with UBS. The largest risk associated with the UBS Put Right was the continued financial solvency of UBS. The value of the UBS Put Right typically fluctuated inversely with the value of the ARS that we held. The increase in value of our ARS for the year ended December 31, 2010 caused a loss of $4,714 in the value of the UBS Put Right. We recorded the UBS Put Right at fair value since we expected that the changes in fair value of the UBS Put Right would be largely offset by the changes in the fair value in the ARS.

        We measured the fair value of our equity investment in AIC by considering, among other things, the individual assets and liabilities held by AIC, AIC's overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. We estimate the fair value of the Notes using quoted market data for these securities.

9. Indebtedness

        We have a $35,000 revolving line of credit and security agreement, or our Credit Agreement, that matures on March 18, 2013 when all amounts outstanding are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes. Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity. We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of December 31, 2010. We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries' accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder or upon the occurrence and continuation of certain events of default. As of December 31, 2010 and February 22, 2011, no amounts were outstanding under our Credit Agreement and we believe we are in compliance

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

9. Indebtedness (Continued)

with all applicable covenants under our Credit Agreement. Interest expense and other associated costs related to our Credit Agreement and our prior revolving line of credit were $508, $340 and $205 for the years ended December 31, 2010, 2009 and 2008, respectively.

        On July 1, 2010, we repaid the $6,264 outstanding balance of our non-recourse credit facility with UBS and terminated the facility. Interest expense and other associated costs related to this facility were $149, $551 and $75 for the years ended December 31, 2010, 2009 and 2008, respectively.

        At December 31, 2010, we had seven irrevocable standby letters of credit totaling $2,700. One letter of credit for $2,000 provides security for our professional liability program, and the remaining six letters of credit totaling $700 are security for our lease obligation to HCPI, to mortgagees of our properties encumbered by United States Department of Housing and Urban Development, or HUD, and to an automobile leasing company. The letters of credit are renewed annually. The maturity dates for these letters of credit range from January 2011 to September 2011. Our obligations under these letters of credit are secured by cash.

        In October 2006, we issued $126,500 principal amount of the Notes. Our net proceeds from this issuance were approximately $122,600. The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time. The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share. The Notes are guaranteed by certain of our wholly owned subsidiaries. The Notes mature on October 15, 2026. We may prepay the Notes at any time after October 20, 2011 and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021. If a "fundamental change", as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes. Interest expense and other associated costs related to the Notes was $1,738, $2,673 and $4,980 for the years ended December 31, 2010, 2009 and 2008, respectively. We issued these Notes pursuant to an indenture which contains various customary covenants. As of December 31, 2010 and February 22, 2011, we believe we are in compliance with all applicable covenants of this indenture.

        During the year ended December 31, 2010, we purchased $11,802 par value of outstanding Notes for $10,780, plus accrued interest and retired the Notes and recorded a gain of $726 net of related unamortized costs, on early extinguishment of debt. We funded these purchases principally with available cash. As a result of these purchases and other purchases we made in prior years, $37,905 in principal amount of the Notes remain outstanding.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

9. Indebtedness (Continued)

        At December 31, 2010, two of our communities were encumbered by HUD insured mortgage notes containing standard HUD mortgage covenants. The following table is a summary of these mortgage notes as of December 31, 2010:

Balance as of December 31, 2010	Interest Rate	Maturity Date	Monthly Payment
$4,644	5.55%	May 2039	$27
3,180	5.25%	June 2035	19

$7,824	5.43%(1)		$46

(1)
Weighted average interest rate

        In July 2010, we prepaid a HUD insured mortgage note with a balance of $4,635 and paid $134 in prepayment penalties.

        Mortgage interest expense, net of premium amortization, was $650 and $802 for the years ended December 31, 2010 and 2009, respectively. Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require HUD approval.

        Principal payments due under the terms of these mortgages are as follows:

2011	$135
2012	142
2013	150
2014	158
2015	167
Thereafter	7,072

$7,824

10. Leases

        As of December 31, 2010, we operated 212 senior living communities. We leased 182 of these senior living communities, as well as two rehabilitation hospitals and four senior living communities that we report as discontinued operations, under four non-cancelable leases with SNH, and we leased four of these communities under a lease with HCPI. These leases are "triple-net" leases which require that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from their operation during the lease term.

        Our leases with SNH require us to pay percentage rent at 179 of the senior living communities we lease from SNH equal to 4% of the amount by which gross revenues, as defined in our leases, exceeds gross revenues in a base year. We paid approximately $4,443 and $3,373 in percentage rent to SNH for the years ended December 31, 2010 and 2009, respectively.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

10. Leases (Continued)

        SNH may fund amounts that we request for renovations and improvements to communities and hospitals we lease from SNH in return for rent increases according to formulas in the leases. In 2010 and 2009, SNH funded $31,894 and $36,701, respectively, for renovations and improvements to some of our communities and hospitals and, as a result, our annual rent increased by $2,550 and $2,945, respectively.

        The following table is a summary of our leases (including one assisted living community and three SNFs that we have classified as discontinued operations):

		Number of properties	Annual minimum rent as of December 31, 2010	Initial expiration date	Renewal terms
1.	Lease No. 1 for SNFs and independent and assisted living communities.(1)	88	$53,027	December 31, 2024	Two 15-year renewal options.
2.	Lease No. 2 for SNFs, independent and assisted living communities and rehabilitation hospitals.	46	49,121	June 30, 2026	Two 10-year renewal options.
3.	Lease No. 3 for independent and assisted living communities.(2)	28	61,565	December 31, 2028	Two 15-year renewal options.
4.	Lease No. 4 for SNFs and independent and assisted living communities.	26	23,074	April 30, 2017	Two 15-year renewal options.
5.	One HCPI lease.	4	1,183	June 30, 2014	Two 10-year renewal options.

	Totals	192	$187,970

(1)
Lease No. 1 is comprised of four separate leases. Three of these four leases exist to accommodate mortgage financings in effect at the time SNH acquired the properties; we have agreed to combine all four of these leases into one lease as and when these mortgage financings are paid.

(2)
Lease No. 3 exists to accommodate certain mortgage financing by SNH.

        In August 2009, we entered into a lease realignment agreement with SNH, or the Lease Realignment Agreement. The Lease Realignment Agreement was entered into to assist SNH in obtaining mortgage financing, or the Loan, from FNMA, which is secured by 28 properties owned by SNH and leased to us, or the Properties. In connection with the Lease Realignment Agreement and the Loan, we reached an accommodation with SNH whereby we sold certain of our personal property at the Properties to SNH, we encumbered certain of our assets, such as accounts receivable, arising from our operation of the Properties, we sold 3,200,000 of our common shares to SNH, we agreed to certain reporting and other operating obligations required by FNMA and we were compensated by SNH by receiving a $2,000 annual rent reduction for the fixed term of Lease No. 2 and a cash payment of $18,600. In addition, SNH reimbursed us for out of pocket expenses incurred in connection with the

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

10. Leases (Continued)

negotiation and closing of the Loan. We also granted SNH certain registration rights with regard to our common shares sold to SNH in connection with the Loan.

        We allocated the cash payment from SNH pursuant to the Lease Realignment Agreement based on the fair value of assets conveyed or expenses reimbursed. We used our closing share price on the date of the Lease Realignment Agreement to value the 3,200,000 common shares we issued to SNH. We used our net book value, which approximates its fair value as of the date of sale, to value the personal property we sold to SNH. Accordingly, we allocated the $18,600 in proceeds from SNH as follows: $8,960 to issuance of common shares, $8,491 to the sale of personal property and $100 as reimbursement of costs incurred. We recorded the remaining unallocated balance of $1,049 as an inducement in connection with Lease No. 3 and we amortize this amount over the term of that lease as a reduction of rent expense.

        The future minimum rents required by our leases as of December 31, 2010, are as follows:

2011	$187,970
2012	187,970
2013	187,970
2014	187,378
2015	186,787
Thereafter	1,824,123

$2,762,198

11. Shareholders' Equity

        We issued 351,050 and 263,210 of our common shares in 2010 and 2009, respectively, to our directors, officers and others who provide services to us. We valued the shares at the average price of our common shares on the NYSE Amex on the dates of issue, or $1,980 in 2010, based on a $5.64 weighted average share price and $808 in 2009, based on a $2.99 weighted average share price, respectively. Shares issued to directors vest immediately; shares issued to our officers and others vest over five years and we recognize the cost ratably over the vesting period. As of December 31, 2010, 1,507,770 of our common shares remain available for issuance under our Share Award Plan.

12. Acquisitions

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Acquisitions (Continued)

        In August 2010, we acquired from an unrelated party a continuing care retirement community containing 110 living units located in Wisconsin for $14,700. We financed the acquisition with cash on hand and by the assumption of approximately $1,311 of resident deposits. We have included the results of this community's operations in our consolidated financial statements from the date of acquisition. We allocated the purchase price of this community to land, buildings and equipment. The majority of this community's revenues came from residents private resources. We acquired this community as part of our strategy of expanding our business in high quality senior living operations where residents pay for our services with private resources.

13. Discontinued Operations

        In March 2007, we agreed with SNH that it should sell two assisted living communities in Pennsylvania, which we lease from SNH. In November 2010, we decided to modify the business plan for, and continue to operate, one of these communities because we could not find a qualified buyer at an acceptable price. Consequently, the operating losses of this community totaling $897, $604 and $2,798 for the years ended December 31, 2010, 2009 and 2008, respectively are no longer included in discontinued operations and we have reclassified the consolidated statement of income to include the results of operations as continuing. The operating loss for 2008 includes an impairment of long lived assets totaling $1,813 related to these communities. We and SNH are in the process of selling the other assisted living community and, if and when it is sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

        In December 2007, we decided to sell one institutional pharmacy located in California and our mail order pharmacy located in Nebraska. We sold the institutional pharmacy in two separate transactions in 2009, which resulted in a gain on sale of $1,226. We were unable to sell the mail order pharmacy on acceptable terms and we ceased its operations on March 31, 2009.

        During 2009, at our request, SNH sold two SNFs, which we lease from qSNH. On October 1, 2009, SNH sold a SNF located in Iowa to an unaffiliated party for net proceeds of approximately $473 and our rent payable to SNH under Lease No. 1 decreased by approximately $47. On November 1, 2009, SNH sold a SNF located in Missouri to an unaffiliated party for net proceeds of approximately $1,247 and our rent payable to SNH under Lease No. 2 decreased by approximately $125.

        In August 2010, at our request, SNH sold four SNFs located in Nebraska which we lease from SNH to an unaffiliated party for net proceeds of approximately $1,450, and our annual rent payable to SNH decreased by approximately $145 per year.

        In November 2010, we agreed with SNH that it should sell three SNFs located in Georgia, which we lease from SNH. We and SNH are in the process of selling these SNFs and, if and when they are sold, our annual minimum rent payable to SNH will decrease by 10.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

        As of December 31, 2010, we had disposed of substantially all of our assets and liabilities related to the assisted living community and the three SNFs which we expect to sell and the four SNFs which were sold during 2010. We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

13. Discontinued Operations (Continued)

or are expected to be sold as discontinued. Below is a summary of the operating results of these discontinued operations included in the financial statements for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Revenues	$20,258	$28,752	$38,780
Expenses	(21,527)	(31,345)	(40,661)
Gain on sale	—	1,226	—

Net loss	$(1,269)	$(1,367)	$(1,881)

14. Off Balance Sheet Arrangement

        As of December 31, 2010 and 2009, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, third party guarantees, material joint ventures or partnerships, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $17,523 arising from our operation of 56 properties owned by SNH and leased to us to secure SNH's borrowing from FNMA.

15. Related Person Transactions

        We have adopted written Governance Guidelines which address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Directors and our Board of Directors reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Directors and (2) the affirmative vote of a majority of our Independent Directors. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Directors, or disinterested Directors or Independent Directors, as the case may be, shall act in accordance with any applicable provisions of our charter, consider all of the relevant facts and circumstances, and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Business Conduct and Ethics and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We were a 100% owned subsidiary of SNH before December 31, 2001, SNH is our largest landlord and SNH is our largest shareholder. On December 31, 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. At the time of our spin off from SNH, all of the

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Related Person Transactions (Continued)

persons serving as our Directors were trustees of SNH. In order to effect this spin off and to govern relations after the spin off, we entered into agreements with SNH and others, including Reit Management & Research, LLC, or RMR, CommonWealth REIT, or CWH, and Hospitality Properties Trust, or HPT. Since then we have entered into various leases with SNH and other agreements which include provisions that confirm and modify these undertakings. Among other matters, these agreements provide that:

  •
  so long as SNH remains a real estate investment trust, or REIT, we may not waive the share ownership restrictions in our charter on the ability of any person or group to acquire more than 9.8% of any class of our equity shares without the consent of SNH;

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

  •
  the resolution of disputes, claims and controversies arising from our leases with SNH may be referred to binding arbitration proceedings; and

  •
  so long as we are a tenant of SNH or so long as we have a business management agreement with RMR we will not acquire or finance any real estate of a type then owned or financed by SNH or any other company managed by RMR without first giving SNH or the other company managed by RMR, as applicable, the opportunity to acquire or finance real estate investments of the type in which SNH or the other company managed by RMR, respectively, invests.

        As of February 22, 2011, SNH owned 3,235,000 shares of our common stock, which represented approximately 9.0% of our outstanding common shares.

        RMR provides management services to both us and SNH; Mr. Barry Portnoy is one of our Managing Directors and is a Managing Trustee of SNH. Mr. Portnoy's son, Mr. Adam Portnoy, is also a Managing Trustee of SNH. All of SNH's officers, our President and our Treasurer are employees of RMR.

        As of December 31, 2010, we leased 186 of our 216 senior living communities (including four that we report as discontinued operations) and two rehabilitation hospitals from SNH. Under our leases with SNH, we pay SNH rent set at minimum annual amounts plus percentage rent based on increases in gross revenues at certain properties. For the years ended December 31, 2010, 2009 and 2008, our rent expense under our leases with SNH was $188,768, $177,673 and $158,553, respectively, net of $901, $868 and $0 amortization of a lease inducement from SNH, respectively.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Related Person Transactions (Continued)

        During 2010, we engaged in additional transactions with SNH, including:

  •
  Pursuant to the terms of our leases with SNH, we sold approximately $31,894 of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $2,550 in aggregate for the affected leases.

  •
  In August 2010, at our request, SNH sold four SNFs in Nebraska with an aggregate 196 living units that we leased from SNH for total consideration of $1,450 and our rent to SNH decreased by approximately $145 per year.

  •
  In November 2010, at our request, SNH agreed to sell three SNFs in Georgia with an aggregate 329 living units that are leased to us and we expect our annual rent to SNH to decrease by approximately $1,800 if and after this sale closes. The sale of these properties is contingent upon the buyer's completion of diligence and other customary closing conditions. We can provide no assurance that the closing of SNH's sale of these properties will be completed.

  •
  In November 2010, at our request, SNH agreed to sell one assisted living community in Pennsylvania with 70 living units that is leased to us and we expect our annual rent to SNH to decrease by approximately $72 if and after the sale closes. The sale of this property is contingent upon the buyer's completion of diligence and other customary closing conditions. We can provide no assurance that the closing of SNH's sale of this property will be completed.

        At the time we became a separate publicly owned company as a result of the distribution of our shares to SNH's shareholders, we entered a management and shared services agreement, or our business management agreement, with RMR. One of our Managing Directors, Mr. Barry Portnoy, is Chairman and majority owner of RMR. Our other Managing Director, Mr. Martin, is a Director of RMR. Mr. Mackey, our President and Chief Executive Officer, and Mr. Hoagland, our Treasurer and Chief Financial Officer, are both Senior Vice Presidents of RMR. Mr. Portnoy's son, Mr. Adam Portnoy, is an owner, President, Chief Executive Officer and a Director of RMR and serves as a Managing Trustee of SNH. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. Messrs. Mackey and Hoagland devote a substantial majority of their business time to our affairs and the remainder to RMR's business, which is separate from our business. Because at least 80% of Messrs. Mackey's and Hoagland's business time is devoted to services to us, 80% of Messrs. Mackey's and Hoagland 's total cash compensation (that is, the combined cash compensation paid by us and RMR, including base salary and cash bonus) was paid by us and the remainder was paid by RMR. We believe the compensation we paid to these officers reasonably reflected their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division. RMR has approximately 650 employees and provides management services to other companies in addition to us and SNH; and an affiliate of RMR is a registered investment advisor which manages two mutual funds.

        Our Board of Directors has given our Compensation Committee, which is comprised of our Independent Directors, authority to act with respect to our business management agreement with RMR. The charter of our Compensation Committee requires the Committee annually to review the business management agreement, evaluate RMR's performance under this agreement and renew, amend, terminate or allow to expire the business management agreement.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Related Person Transactions (Continued)

        Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our facilities, evaluation of business opportunities, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. The business management agreement provides for compensation to RMR at an annual business management fee equal to 0.6% of our total revenues from all sources reportable under generally accepted accounting principles in the United States. Also, RMR is compensated at a rate equal to 80% of the employment expenses of RMR's employees, other than its Chief Information Officer, actively engaged in servicing management information systems. The aggregate fees earned by RMR from us for management, administrative and information system services pursuant to the business management agreement totaled $11,214 in 2010, $10,546 in 2009 and $8,336 in 2008.

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs in providing this internal audit function was approximately $211 in 2010, $220 in 2009 and $213 in 2008. These allocated costs are in addition to the business management fees we paid to RMR.

        The business management agreement automatically renews for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate the business management agreement upon 60 days prior written notice. RMR may also terminate the business management agreement upon five business days notice if we undergo a change of control, as defined in the business management agreement. The current term for the business management agreement expires on December 31, 2011, and it will automatically renew thereafter unless earlier terminated.

        Under our business management agreement with RMR, we acknowledge that RMR provides management services to other businesses, including SNH. The fact that RMR has responsibilities to other entities, including our largest landlord and largest shareholder, SNH, could create conflicts; and in the event of such conflicts between us and RMR, any affiliate of RMR or any publicly owned company with which RMR has a relationship, including SNH, our business management agreement allows RMR to act on its own behalf and on behalf of SNH or such other company rather than on our behalf. Under the business management agreement, we afford SNH and any other company that is managed by RMR with a right of first refusal to invest in or finance any real estate property of a type then owned or financed by any of them before we do. Under the business management agreement, RMR has agreed not to provide business management services to any other business or enterprise, other than SNH, competitive with our business. The business management agreement also includes arbitration provisions for the resolution of disputes, claims and controversies.

        Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining favorable terms from such vendors and suppliers.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Related Person Transactions (Continued)

        As part of our annual restricted share grants under our Share Award Plan, we typically grant restricted shares to certain employees of RMR who are not also directors, officers or employees of ours. In 2010, we granted a total of 64,600 restricted shares to such persons, which had an aggregate value of $394 based upon the closing price of our common shares on the NYSE Amex on the date of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date.

        An affiliated company of RMR is the owner of the buildings in which our corporate headquarters and administrative offices are located. Our lease for this space expires in June 2011. These leases have been amended at various times to take into account our needs for increasing space. We incurred rent, which includes our proportional share of utilities and real estate taxes, under these leases during 2010, 2009 and 2008 of $1,228, $1,143 and $1,051, respectively. We believe these lease terms are commercially reasonable.

        In December 2006, we began leasing space for a regional office in Atlanta, Georgia from CWH. Our lease for this space expires in December 2011. We incurred rent, which includes our proportional share of utilities and real estate taxes, under this lease during 2010, 2009 and 2008 of $66, $66 and $60, respectively. We believe these lease terms are commercially reasonable.

        Our Independent Directors also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including SNH, CWH, HPT, Government Properties Income Trust, or GOV, and TravelCenters of America LLC, or TA. We understand that these other companies to which RMR provides management services also have relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding these relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        We, RMR, SNH, CWH, GOV, HPT and TA each currently own approximately 14.29% of AIC. Four of our Directors and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Directors and the affirmative vote of a majority of our Independent Directors. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes, claims and controversies.

        As of February 22, 2011, we have invested $5,209 in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. For 2010, 2009 and 2008, we recognized a loss of $1, $134 and $0, respectively, related to our investment in AIC. In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total premiums paid under this program in 2010 were approximately $2,900. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Related Person Transactions (Continued)

which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

16. Employee Benefit Plans

        We have several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code. All our employees are eligible to participate in at least one of our plans and are entitled upon termination or retirement to receive their vested portion of the plan assets. For some of our plans, we match a certain amount of employee contributions. We also pay certain expenses related to all of our plans. Expenses for all our plans, including our contributions, were $1,476, $1,235 and $1,484 for the years ended December 31, 2010, 2009 and 2008, respectively.

17. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$304,950	$308,407	$311,693	$315,678
Operating income	5,075	8,455	5,912	6,326
Net income from continuing operations	4,444	8,146	5,766	6,405
Net income	4,085	8,153	5,158	6,096
Net income per common share—Basic	$0.12	$0.22	$0.15	$0.17
Net income per common share—Diluted	$0.12	$0.22	$0.14	$0.16

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$288,804	$291,652	$291,771	$299,467
Operating income	3,462	4,403	1,406	965
Net income from continuing operations	25,063	9,380	4,377	877
Net income	25,372	8,578	4,108	272
Net income per common share—Basic	$0.76	$0.25	$0.12	$0.01
Net income per common share—Diluted	$0.69	$0.24	$0.11	$0.01

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
By:	/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr. President and Chief Executive Officer

Dated: February 23, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr.	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2011
/s/ PAUL V. HOAGLAND Paul V. Hoagland	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)	February 23, 2011
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	February 23, 2011
/s/ GERARD M. MARTIN Gerard M. Martin	Managing Director	February 23, 2011
/s/ BRUCE M. GANS Bruce M. Gans	Independent Director	February 23, 2011
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Director	February 23, 2011
/s/ DONNA D. FRAICHE Donna D. Fraiche	Independent Director	February 23, 2011