Form 10-Q
period 2011-03-31
FIVE STAR QUALITY CARE INC
filed 2011-04-28
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of April 28, 2011: 36,019,864.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

MARCH 31, 2011

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$26,008	$20,770
Accounts receivable, net of allowance of $5,970 and $5,224 at March 31, 2011 and December 31, 2010, respectively	64,419	64,806
Investments in available for sale securities, of which $1,018 and $1,022 are restricted at March 31, 2011 and December 31, 2010, respectively	14,062	13,854
Restricted cash	6,838	6,594
Acquisition deposits	13,000	—
Prepaid expenses and other current assets	19,872	17,084
Assets of discontinued operations	12,542	12,857
Total current assets	156,741	135,965

Property and equipment, net	201,277	201,223
Equity investment in Affiliates Insurance Company	5,117	5,076
Restricted cash	15,771	14,535
Restricted investments in available for sale securities	3,359	3,259
Goodwill and other intangible assets	15,609	15,722
Other long term assets	3,821	4,014
	$401,695	$379,794
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$5,000	$—
Accounts payable	25,992	20,356
Accrued expenses	22,412	21,449
Accrued compensation and benefits	45,385	37,783
Due to affiliates	17,823	17,841
Accrued real estate taxes	8,102	9,258
Security deposit liability	10,390	10,783
Other current liabilities	11,325	11,563
Liabilities of discontinued operations	8,905	8,878
Total current liabilities	155,334	137,911

Long term liabilities:
Convertible senior notes	37,282	37,905
Continuing care contracts	2,213	2,247
Accrued self insurance obligations	28,640	27,928
Other long term liabilities	8,728	9,036
Total long term liabilities	76,863	77,116

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 36,019,864 shares issued and outstanding at March 31, 2011 and December 31, 2010	360	360
Additional paid in capital	297,908	297,715
Accumulated deficit	(134,650)	(138,783)
Accumulative other comprehensive income	5,880	5,475
Total shareholders’ equity	169,498	164,767
	$401,695	$379,794

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Senior living revenue	$263,379	$255,215
Rehabilitation hospital revenue	25,625	24,052
Institutional pharmacy revenue	19,337	19,577
Total revenues	308,341	298,844

Operating expenses:
Senior living wages and benefits	130,337	126,079
Other senior living operating expenses	63,349	62,234
Rehabilitation hospital expenses	24,053	22,657
Institutional pharmacy expenses	18,889	19,022
Rent expense	47,662	46,708
General and administrative	13,670	13,147
Depreciation and amortization	4,311	3,886
Total operating expenses	302,271	293,733

Operating income	6,070	5,111

Interest, dividend and other income	319	662
Interest and other expense	(501)	(659)
Gain on investments in trading securities	—	669
Loss on UBS put right related to auction rate securities	—	(670)
Equity in income (losses) of Affiliates Insurance Company	37	(28)
Gain on sale of available for sale securities	76	—

Income from continuing operations before income taxes	6,001	5,085
Provision for income taxes	(379)	(493)
Income from continuing operations	5,622	4,592
Loss from discontinued operations	(1,489)	(507)

Net income	$4,133	$4,085

Weighted average shares outstanding - basic	36,020	35,669

Weighted average shares outstanding - diluted	38,909	39,492

Basic income per share from:
Continuing operations	$0.16	$0.13
Discontinued operations	(0.04)	(0.01)
Net income per share - basic	$0.12	$0.12

Diluted income per share from:
Continuing operations	$0.15	$0.13
Discontinued operations	(0.04)	(0.01)
Net income per share - diluted	$0.11	$0.12

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$4,133	$4,085
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,311	3,886
Loss from discontinued operations	1,489	507
Gain on investments in trading securities	—	(669)
Loss on UBS put right related to auction rate securities	—	670
Gain on sale of available for sale securities	(76)	—
Equity in (income) losses of Affiliates Insurance Company	(37)	28
Provision for losses on receivables	2,688	1,918
Changes in assets and liabilities:
Accounts receivable	(2,301)	(606)
Prepaid expenses and other assets	(2,613)	2,066
Investment securities	—	6,050
Accounts payable and accrued expenses	6,599	(6,935)
Accrued compensation and benefits	7,602	8,295
Due to affiliates	(18)	(600)
Other current and long term liabilities	(1,417)	(3,522)
Cash provided by operating activities	20,360	15,173

Net cash used in discontinued operations	(1,114)	(92)

Cash flows from investing activities:
Deposits into restricted cash and investment accounts, net	(1,292)	(363)
Acquisition deposits	(13,000)	—
Acquisition of property and equipment	(15,089)	(11,923)
Investment in Affiliates Insurance Company	—	(20)
Proceeds from disposition of property and equipment held for sale	10,837	6,179
Proceeds from sale of available for sale securities	173	—
Cash used in investing activities	(18,371)	(6,127)

Cash flows from financing activities:
Proceeds from borrowings on our credit facilities	5,000	10,557
Repayments of borrowings on our credit facilities	—	(13,350)
Purchase and retirement of convertible senior notes	(604)	—
Repayments of mortgage notes payable	(33)	(38)
Cash provided by (used in) financing activities	4,363	(2,831)

Change in cash and cash equivalents during the period	5,238	6,123
Cash and cash equivalents at beginning of period	20,770	5,017
Cash and cash equivalents at end of period	$26,008	$11,140

Supplemental cash flow information:
Cash paid for interest	$119	$193
Cash paid for income taxes	$184	$189

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, which we refer to as the Company, we, us or our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For discussion of our liquidity and capital resources see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of March 31, 2011, we leased or owned and operated 210 senior living communities containing 22,291 living units, including 172 primarily independent and assisted living communities with 18,845 living units and 38 SNFs with 3,446 living units.

We leased our 38 SNFs containing 3,446 living units from Senior Housing Properties Trust, or SNH, our former parent.  Of our 172 primarily independent and assisted living communities, we:

•                                          leased 144 communities containing 16,556 living units from SNH;

•                                          leased four communities with 200 living units from HCP, Inc.; and

•                                          owned 24 communities with 2,089 living units.

In total, our 210 senior living communities included 6,323 independent living apartments, 10,591 assisted living suites and 5,377 skilled nursing units.  Excluded from the preceding data is one assisted living community containing 70 living units and three SNFs containing in aggregate 329 living units leased from SNH and two SNFs owned by us containing 271 living units that we have classified as discontinued operations.

We operate two rehabilitation hospitals with 321 beds that we lease from SNH.  Our two rehabilitation hospitals provide inpatient rehabilitation services at the two hospitals and three satellite locations.  In addition, we operate 13 outpatient rehabilitation clinics affiliated with these rehabilitation hospitals.  We also own and operate five institutional pharmacies.

Note 2. Property and Equipment

Property and equipment, at cost, consists of the following:

	March 31, 2011	December 31, 2010
Land	$14,254	$14,254
Buildings and improvements	154,874	155,552
Furniture, fixtures and equipment	76,161	71,225
	245,289	241,031
Accumulated depreciation	(44,012)	(39,808)
	$201,277	$201,223

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

As of March 31, 2011 and December 31, 2010, we had assets of $6,486 and $7,752, respectively, included in our property and equipment that we intend to sell to SNH as permitted by our leases.

Note 3. Comprehensive Income

Cumulative other comprehensive income represents the net realized appreciation of investments and our share of Affiliates Insurance Company, or AIC’s, comprehensive income.  Comprehensive income for the three months ended March 31, 2011 and 2010 is summarized below:

	Three months ended March 31,
	2011	2010
Net income	$4,133	$4,085
Net change in unrealized appreciation of investments	405	921
Increase in share of investee’s other comprehensive income	4	—
Comprehensive income	$4,542	$5,006

Note 4.  Financial Data by Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living communities, assisted living communities and SNFs, which are subject to centralized oversight and provide housing and services generally to elderly residents.  Our rehabilitation hospital segment provides inpatient rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business.  Consequently, we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company, which participates in our workers’ compensation and liability insurance programs and is located in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest, dividend and other income, interest and other expense, and corporate expenses.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Our revenues by segments and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations for the three months ended March 31, 2011 and 2010 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended March 31, 2011
Revenues	$263,379	$25,625	$19,337	$308,341
Segment expenses:
Operating expenses	193,686	24,053	18,889	236,628
Rent expense	45,081	2,581	—	47,662
Depreciation and amortization	3,480	42	789	4,311
Total segment expenses	242,247	26,676	19,678	288,601

Segment operating profit (loss)	21,132	(1,051)	(341)	19,740
General and administrative expenses(2)	—	—	(13,670)	(13,670)
Operating income (loss)	21,132	(1,051)	(14,011)	6,070
Interest, dividend and other income	19	—	300	319
Interest and other expense	—	—	(501)	(501)
Equity in income of Affiliates Insurance Company	—	—	37	37
Gain on sale of available for sale securities	—	—	76	76
Provision for income taxes	—	—	(379)	(379)
Income (loss) from continuing operations	$21,151	$(1,051)	$(14,478)	$5,622

Total Assets as of March 31, 2011	$308,995	$15,334	$77,366	$401,695

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended March 31, 2010
Revenues	$255,215	$24,052	$19,577	$298,844
Segment expenses:
Operating expenses	188,313	22,657	19,022	229,992
Rent expense	44,284	2,424	—	46,708
Depreciation and amortization	2,884	30	972	3,886
Total segment expenses	235,481	25,111	19,994	280,586

Segment operating profit (loss)	19,734	(1,059)	(417)	18,258
General and administrative expenses(2)	—	—	(13,147)	(13,147)
Operating profit (loss)	19,734	(1,059)	(13,564)	5,111
Interest, dividend and other income	27	—	635	662
Interest and other expense	(86)	—	(573)	(659)
Gain on investments in trading securities	—	—	669	669
Loss on UBS put right related to auction rate securities	—	—	(670)	(670)
Equity in losses of Affiliates Insurance Company	—	—	(28)	(28)
Provision for income taxes	—	—	(493)	(493)
Income (loss) from continuing operations	$19,675	$(1,059)	$(14,024)	$4,592

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other intangible assets from January 1, 2011 to March 31, 2011 are as follows:

	Senior Living Communities(1)	Corporate and Other(2)	Total
Balance as of January 1, 2011	$11,695	$4,027	$15,722

Amortization of intangibles	(23)	(90)	(113)

Balance as of March 31, 2011	11,672	3,937	15,609

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 6.  Income Taxes

We do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income because we currently do not believe that it is more likely than not that we will realize such benefit.  In measuring our deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets.  Judgment is required in considering the relative impact of negative and positive evidence.  The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.  The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is unnecessary.  We believe that our history of losses coupled with the uncertainties surrounding the current changes to the healthcare industry and our declining occupancy rates are sufficient negative evidence that realization of our deferred tax assets is not more likely than not.  As a result, we believe a full valuation allowance against our deferred tax assets is required.  When we believe that we will more likely than not realize the benefit of our deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statement of income, which will affect our results of operations.  As of December 31, 2010, our federal net operating loss carry forward, which begins to expire in 2025 if unused, was approximately $107,249, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $4,351.  Our net operating loss carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

For the three months ended March 31, 2011, we recognized tax expenses of $379, which includes tax expense of $341 for state taxes on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also includes $38 related to a non-cash deferred liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Note 7.  Earnings Per Share

We computed basic earnings per share, or EPS, for the three months ended March 31, 2011 and 2010 using the weighted average number of shares outstanding during the periods.  Diluted EPS for the periods ended March 31, 2011 and 2010 reflects additional shares of our common stock, $0.01 par value per share, or our common shares, related to our convertible senior notes due in 2026, or the Notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include approximately 511,560 and 435,610 unvested shares as of March 31, 2011 and 2010, respectively, issued to our officers and others under our 2001 Stock Option and Stock Plan.

The following table provides a reconciliation of income from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended March 31,
	2011			2010
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$5,622	36,020	$0.16	$4,592	35,669	$0.13
Effect of the Notes	344	2,889		433	3,823
Diluted income from continuing operations	$5,966	38,909	$0.15	$5,025	39,492	$0.13
Diluted loss from discontinued operations	$(1,489)	38,909	$(0.04)	$(507)	39,492	$(0.01)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 8.  Fair Values of Assets and Liabilities

The table below presents the assets and liabilities measured at fair value at March 31, 2011, categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long lived assets held for sale (1)	$6,486	$—	$6,486	$—
Available for sale securities (2)
Equity securities
Financial services industry	8,848	8,848	—	—
REIT industry	2,532	2,532	—	—
Insurance industry	2,242	2,242	—	—
Other	1,655	1,655	—	—
Total equity securities	15,277	15,277	—	—
Debt securities
International convertible bond fund	205	205	—	—
International bond fund	1,939	1,939	—	—
Total debt securities	2,144	2,144	—	—
Total available for sale securities	17,421	17,421	—	—
Total	$23,907	$17,421	$6,486	$—

(1)    Long lived assets held for sale consist of property and equipment we expect to sell to SNH as permitted by our leases.  We expect to sell these assets to SNH at their recorded cost and we have either recently acquired the assets or the assets are part of active construction projects. Accordingly, the cost of these assets approximates their fair value.

(2)       Investments in available for sale securities are reported on our balance sheet as current investments in available for sale securities of $14,062 and long term restricted investments in available for sale securities of $3,359 and are carried at fair value.  We determine the estimated fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.  In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.

Our investments in available for sale securities with amortized costs of $11,541 and $11,638 as of March 31, 2011 and December 31, 2010, respectively, had unrealized gains of $5,886 and $5,515 as of March 31, 2011 and December 31, 2010, respectively, and had unrealized losses of $6 and $40 as of March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011, three of the securities we hold have been in a loss position for three to five months.  During the three months ended March 31, 2011, we received proceeds of $173 in connection with the sale of available for sale securities and recorded a realized gain totaling $76 and no realized losses.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

During the three months ended March 31, 2011, we did not change the type of inputs used to determine the fair value of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair hierarchy during the period ended March 31, 2011.

The carrying values of accounts receivable, acquisition deposits, the equity investment in AIC and our mortgage notes payable approximate fair value as of March 31, 2011 and December 31, 2010.  The carrying value and fair value of the Notes was $37,282 and $35,931, respectively, as of March 31, 2011 and $37,905 and $35,631, respectively, as of December 31, 2010.  We estimate the fair value of the Notes using quoted market data for these securities. We measured the fair value of our equity investment in AIC by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

Note 9.  Indebtedness

We have a $35,000 revolving secured line of credit, or our Credit Agreement, that matures on March 18, 2013 when all amounts outstanding are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points or 6% as of March 31, 2011.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder or upon the occurrence and continuation of certain events of default.  As of March 31, 2011 and April 28, 2011, $5,000 and $0, respectively, was outstanding and $30,000 and $35,000, respectively, was available under our Credit Agreement. As of March 31, 2011 and April 28, 2011 we believe we are in compliance with all applicable covenants under our Credit Agreement. Interest expense and other associated costs related to our Credit Agreement and our prior revolving line of credit were $147 and $63 for the three months ended March 31, 2011 and 2010, respectively.

On July 1, 2010, we repaid our outstanding balance and terminated our non-recourse credit facility with UBS AG, or UBS. Interest expense and other associated costs related to this facility were $0 and $56 for the three months ended March 31, 2011 and 2010, respectively.

In October 2006, we issued $126,500 principal amount of the Notes.  Our net proceeds from this issuance were approximately $122,600.  The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time.  The initial and current conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents a conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  Interest expense and other associated costs related to the Notes was $354 and $454 for the three months ended March 31, 2011 and 2010, respectively.  We issued these Notes pursuant to an indenture which contains various customary covenants.  As of March 31, 2011 and April 28, 2011, we believe we are in compliance with all applicable covenants of this indenture.

During the three months ended March 31, 2011, we purchased and retired $623 par value of our outstanding Notes for $604, plus accrued interest and retired the Notes and recorded a gain of $1, net of related unamortized costs, on early extinguishment of debt included in interest, dividend and other income.  We funded these purchases

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

principally with available cash.  As a result of these purchases and other purchases we made in prior years, $37,282 in principal amount of the Notes remain outstanding.

At March 31, 2011, two of our communities, included in discontinued operations, were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgage notes totaling $7,791 that contained standard HUD mortgage covenants.  The weighted average interest rate on these notes was 5.43%.  Payments of principal and interest are due monthly until the mortgage notes mature; one note matures in June 2035 and the other matures in May 2039.  Mortgage interest expense, including premium amortization, was $111 and $199 for the three months ended March 31, 2011 and 2010, respectively.

Note 10. Off Balance Sheet Arrangements

As of March 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $18,002 arising from our operation of 56 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender.

Note 11. Related Person Transactions

SNH is our former parent company, our largest landlord and our largest shareholder (owning approximately 9.0% of our outstanding common shares as of March 31, 2011).  Reit Management and Research LLC, or RMR, provides management services to both us and SNH.  As of March 31, 2011, we leased 186 senior living communities, including four that we report as discontinued operations, and two rehabilitation hospitals from SNH.  Under our leases with SNH, we pay SNH rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.

During the three months ended March 31, 2011 and 2010 our rent expense under our leases with SNH was $47,728 and $46,895, respectively, net of $225 amortization of a lease inducement from SNH in each period.  During the three months ended March 31, 2011, pursuant to the terms of our leases with SNH, we sold $10,837 of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $869.  Our total minimum annual rent payable to SNH under our leases with SNH as of March 31, 2011 was $187,656, excluding percentage rent.  Additional information regarding our leases with SNH appears in Item 2 of our Annual Report under the section captioned “Our SNH Leases”.

During the three months ended March 31, 2011 and 2010, the aggregate fees earned by RMR from us for management, administrative and information system services pursuant to a business management and shared services agreement, or our business management agreement, totaled $2,807 and $2,774, respectively.

In November 2010, at our request, SNH agreed to sell three SNFs in Georgia with a total of 329 living units that are leased to us and we expect our annual rent to SNH to decrease by approximately $1,800 if and after this sale closes.  The sale of these properties is contingent upon customary closing conditions; accordingly, we can provide no assurance that the closing of SNH’s sale of these properties will be completed.

In November 2010, at our request, SNH agreed to sell one assisted living community in Pennsylvania with 70 living units that are leased to us and we expect our annual rent to SNH to decrease by approximately $72 if and after this sale closes.  The sale of this property is contingent upon customary closing conditions; accordingly, we can provide no assurance that the closing of SNH’s sale of this property will be completed.

In March 2011, SNH agreed to acquire for approximately $304,000, excluding closing costs, 20 senior living communities with 2,111 living units located in five states.  SNH reported that it expects to acquire these communities during the second quarter of 2011, subject to required regulatory approvals and lender approval of SNH’s assumption of mortgage debts on certain properties.  We expect to manage 15 of the 20 communities, costing approximately $211,500, under a long term contract.  We expect to lease the remaining five

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

communities under one or more of the combination leases currently in effect between us and SNH.  The terms of the agreements between us and SNH are subject to approval by special committees of each of our Board of Directors and SNH’s board of trustees composed solely of Independent Directors and trustees who are not also Directors or trustees of the other party.

We, RMR, SNH and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  Four of our Directors and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because four of our Directors are directors of AIC.  As of March 31, 2011, we have invested approximately $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  This investment had a carrying value of $5,117 and $5,076 as of March 31, 2011 and December 31, 2010, respectively.  During the three months ended March 31, 2011 and 2010, we recognized income of $37 and a loss of $28, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total premiums paid under this program in 2010 were approximately $2,900.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about our related person transactions, including our dealings with SNH, RMR, AIC, our Managing Directors and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the Securities and Exchange Commission, or the SEC, and, in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 23, 2011 relating to our 2011 Annual Meeting of Shareholders.  Our Annual Report and Proxy Statement are available at the SEC web site: www.sec.gov.

Note 12.  Discontinued Operations

In March 2007, we agreed with SNH that it should sell two assisted living communities located in Pennsylvania, which we lease from SNH.  In November 2010, we decided to modify the business plan for, and continue to operate, one of these communities because we could not find a qualified buyer at an acceptable price.  Consequently, the operating losses of this community totaling $266 and $228 for the three months ended March 31, 2011 and 2010, respectively, are no longer included in discontinued operations and we have reclassified the consolidated statements of income to include the results of operations as continuing.  We and SNH are in the process of selling the other assisted living community and, if and when it is sold, our annual minimum rent payable to SNH will decrease by $72, in accordance with the terms of our lease with SNH.

In November 2010, we agreed with SNH that it should sell three SNFs located in Georgia with a total of 329 living units that are leased to us and we expect our annual rent to SNH to decrease by approximately $1,800 if and after this sale closes.  SNH expects the sale of these properties to occur during the second quarter of 2011.  The sale of these properties is contingent upon customary closing conditions.  We can provide no assurance that the closing of SNH’s sale of this property will be completed.

In March 2011, we decided to sell two SNFs that we own located in Michigan with a total of 271 living units for approximately $12,500, which includes the buyers assumption of $7,791 HUD insured mortgage notes and our providing approximately $3,500 of seller financing.  We expect the sale of these properties to occur before or during

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

the third quarter of 2011.  The sale of these properties is contingent upon the buyer’s diligence and other customary closing conditions.  We can provide no assurance that the closing of our sale of these properties will be completed.

We have reclassified our consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Revenues	$9,963	$12,125
Expenses	(11,452)	(12,632)
Net loss	$(1,489)	$(507)

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate independent living communities, assisted living communities and SNFs, which are subject to centralized oversight and provide housing and services generally to elderly residents.  Our rehabilitation hospital segment provides inpatient health rehabilitation services at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business. Consequently, we report our institutional pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company, which participates in our workers’ compensation and liability insurance programs and is located in the Cayman Islands.

We use segment operating profit as an important measure to evaluate our performance and for business decision making purposes.  Segment operating profit excludes interest, dividend and other income, interest and other expense and certain corporate expenses.

Key Statistical Data For the Three Months Ended March 31, 2011 and 2010:

The following tables present a summary of our operations for the three months ended March 31, 2011 and 2010:

Senior living communities:

	Three months ended March 31,
(dollars in thousands, except average daily rate)	2011	2010	$ Change	% Change
Senior living revenue	$263,379	$255,215	$8,164	3.2%
Senior living wages and benefits	(130,337)	(126,079)	(4,258)	(3.4)%
Other senior living operating expenses	(63,349)	(62,234)	(1,115)	(1.8)%
Rent expense	(45,081)	(44,284)	(797)	(1.8)%
Depreciation and amortization expense	(3,480)	(2,884)	(596)	(20.7)%
Interest and other expense	—	(86)	86	100.0%
Interest, dividend and other income	19	27	(8)	(29.6)%
Senior living income from continuing operations	$21,151	$19,675	$1,476	7.5%

No. of communities (end of period)	210	209	1	0.5%
No. of living units (end of period)	22,291	22,181	110	0.5%
Occupancy %	85.5%	86.2%	n/a	(0.7)%
Average daily rate	$152.05	$146.97	$5.08	3.5%
Percent of senior living revenue from Medicare	16.0%	14.2%	n/a	1.8%
Percent of senior living revenue from Medicaid	12.8%	13.0%	n/a	(0.2)%
Percent of senior living revenue from private and other sources	71.2%	72.8%	n/a	(1.6)%

Comparable communities (senior living communities that we have operated continuously since January 1, 2010):

	Three months ended March 31,
(dollars in thousands, except average daily rate)	2011	2010	$ Change	% Change
Senior living revenue	$262,440	$255,215	$7,225	2.8%
Senior living wages and benefits	(129,921)	(126,079)	(3,842)	(3.0)%
Other senior living operating expenses	(63,126)	(62,234)	(892)	(1.4)%
No. of communities (end of period)	209	209	n/a	—
No. of living units (end of period)	22,181	22,181	n/a	—
Occupancy %	85.4%	86.2%	n/a	(0.8)%
Average daily rate	$152.36	$146.97	$5.39	3.7%
Percent of senior living revenue from Medicare	16.1%	14.2%	n/a	1.9%
Percent of senior living revenue from Medicaid	12.8%	13.0%	n/a	(0.2)%
Percent of senior living revenue from private and other sources	71.1%	72.8%	n/a	(1.7)%

Rehabilitation hospitals:

	Three months ended March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Rehabilitation hospital revenues	$25,625	$24,052	$1,573	6.5%
Rehabilitation hospital expenses	(24,053)	(22,657)	(1,396)	(6.2)%
Rent expense	(2,581)	(2,424)	(157)	(6.5)%
Depreciation and amortization expense	(42)	(30)	(12)	(40.0)%
Rehabilitation hospital loss from continuing operations	$(1,051)	$(1,059)	$8	0.8%

Corporate and Other:(1)

	Three months ended March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Institutional pharmacy revenue	$19,337	$19,577	$(240)	(1.2)%
Institutional pharmacy expenses	(18,889)	(19,022)	133	0.7%
Depreciation and amortization expense	(789)	(972)	183	18.8%
General and administrative expense(2)	(13,670)	(13,147)	(523)	(4.0)%
Gain on investments in trading securities	—	669	(669)	(100.0)%
Loss on UBS put right related to auction rate securities	—	(670)	670	100.0%
Equity in income (losses) of Affiliates Insurance Company	37	(28)	65	232.1%
Gain on sale of available for sale securities	76	—	76	—
Interest, dividend and other income	300	635	(335)	(52.8)%
Interest and other expense	(501)	(573)	72	12.6%
Provision for income taxes	(379)	(493)	114	23.1%
Corporate and Other (loss) income from continuing operations	$(14,478)	$(14,024)	$(454)	(3.2)%

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

Consolidated:

	Three months ended March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Summary of revenue:
Senior living revenue	$263,379	$255,215	$8,164	3.2%
Rehabilitation hospital revenue	25,625	24,052	1,573	6.5%
Corporate and other	19,337	19,577	(240)	(1.2)%
Total revenue	$308,341	$298,844	$9,497	3.2%

Summary of income from continuing operations:
Senior living communities	$21,151	$19,675	$1,476	7.5%
Rehabilitation hospitals	(1,051)	(1,059)	8	0.8%
Corporate and other	(14,478)	(14,024)	(454)	(3.2)%
Income from continuing operations	$5,622	$4,592	$1,030	22.4%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Senior living communities:

The 3.2% increase in senior living revenue for the three months ended March 31, 2011 compared to the comparable period in 2010 was due primarily to revenues from the community we acquired and began to operate during the third quarter of 2010, plus increased per diem charges to residents, offset by a decrease in occupancy.  The 2.8% increase in senior living revenue at the communities that we have operated continuously since January 1, 2010, or our comparable communities, was due primarily to increased per diem charges to residents, offset by a decrease in occupancy.

Our 3.4% increase in senior living wages and benefits costs for the three months ended March 31, 2011 compared to the comparable period in 2010 was primarily due to wages and benefits from the community we acquired and began to operate during the third quarter of 2010, plus increased health insurance and workers compensation costs at our comparable communities.  The 1.8% increase in other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, primarily resulted from expenses at the community we acquired and began to operate during the third quarter of 2010, plus increased purchased service expenses.  The senior living wages and benefits costs for our comparable communities increased by 3.0% due primarily to moderate wage increases and higher health insurance and workers compensation insurance and benefits costs.  Other senior living operating costs at our comparable communities increased by 1.4% due primarily to increases in purchased service expenses.  The 1.8% rent expense increase was primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2010.

The 20.7% increase in depreciation and amortization expense for the three months ended March 31, 2011 compared to the comparable period in 2010 was primarily attributable to capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Interest and other expense decreased by 100.0% for the three months ended March 31, 2011 compared to the comparable period in 2010 primarily due to our prepayment in July 2010 of one HUD insured mortgage.

Rehabilitation hospitals:

The 6.5% increase in rehabilitation hospital revenues for the three months ended March 31, 2011 compared to the comparable period in 2010 was primarily due to an increase in Medicare payment rates, partially offset by a slight decrease in occupancy.

The 6.2% increase in rehabilitation hospital expenses for the three months ended March 31, 2011 compared to the comparable period in 2010 was primarily due to moderate wage increases, partially offset by decreases in labor and benefits expenses resulting from a slight decrease in occupancy.

The 6.5% increase in rent expense for the three months ended March 31, 2011 compared to the comparable period in 2010 was due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH since January 1, 2010.

Corporate and other:

The 1.2% decrease in institutional pharmacy revenues and 0.7% decrease in institutional pharmacy expenses for the three months ended March 31, 2011 compared to the comparable period in 2010 was primarily due to fewer customers served as a result of the loss of several accounts and lower occupancy at senior living communities served by our pharmacies.

The 4.0% increase in general and administrative expenses for the three months ended March 31, 2011 compared to the comparable period in 2010 was primarily the result of increased regional support costs and expenses associated with the community we began to operate during the third quarter of 2010 as well as wage increases.  Our general and administrative expenses were 4.4% of total revenues for the three month periods ended March 31, 2011 and 2010.

Our interest, dividend and other income decreased by 52.8% for the three months ended March 31, 2011 compared to the comparable period in 2010 primarily as a result of having less investable cash and lower yields realized on our investments.

Our interest and other expense decreased by 12.6% for the three months ended March 31, 2011 compared to the comparable period in 2010 primarily as a result of our purchase and retirement of $12.4 million of the outstanding Notes since January 1, 2010.

During the three months ended March 31, 2011, we recognized a gain of $76,000 on sale of available for sale securities.

During the three months ended March 31, 2010, we recognized a gain of $669,000 on investments in trading securities related to holdings of our auction rate securities, or ARS, and a loss of $670,000 on the value of our right pursuant to an agreement with UBS to require UBS to acquire our ARS at par value.

During the three months ended March 31, 2010, we purchased and retired $623,000 par value of the outstanding Notes for $604,000 plus accrued interest, and recorded a gain of $1,000 net of related unamortized costs on early extinguishment of debt included in interest, dividend and other income.

For the three months ended March 31, 2011, we recognized tax expense of $379,000, consisting of $341,000 for state taxes on operating income that are payable without regard to our tax loss carry forwards and $38,000 for a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2011, we generated $20.4 million of cash from continuing operations.  As of March 31, 2011, we had unrestricted cash and cash equivalents of $26.0 million and $30.0 million available to borrow on our $35.0 million revolving line of credit.

We believe that the combination of our existing cash, cash equivalents, net cash from operations and our ability to borrow on our Credit Agreement will provide us with adequate cash flow to run our businesses and invest in and maintain our properties for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies continue to decline and we are unable to generate positive cash flow for some period, we will explore alternatives to fund our operations.  Such alternatives may include further reducing costs across the Company, incurring debt in addition to our Credit Agreement, engaging in sale leaseback transactions relating to our owned communities and issuing new equity or debt securities.  We have an effective shelf registration statement that allows us to issue public securities, but this registration statement does not assure that there will be buyers for such securities.

Assets and Liabilities

Our total current assets at March 31, 2011 were $156.7 million, compared to $136.0 million at December 31, 2010.  At March 31, 2011, we had cash and cash equivalents of $26.0 million compared to $20.8 million at December 31, 2010.  Our current liabilities were $155.3 million at March 31, 2011 compared to $137.9 million at December 31, 2010.  The increase in cash and cash equivalents is primarily the result of our borrowings on our Credit Agreement and cash flow generated from operations.  The increase in current liabilities is primarily the result of our borrowing on our Credit Agreement and the timing of bonus and other employee benefit payments.

We had cash flows from continuing operations of $20.4 million for the three months ended March 31, 2011 compared to $15.2 million for the same period in 2010.  Acquisitions of property and equipment, on a net basis after considering the proceeds from sales of fixed assets to SNH, were $4.3 million and $5.7 million for the three months ended March 31, 2011 and 2010, respectively.

Potential Acquisition

In February 2011, we executed an agreement to acquire an independent and assisted living community with 116 living units located in Arizona for approximately $25.6 million, excluding closing costs.  We expect to close this acquisition during the second quarter of 2011 and to fund it with cash on hand and by assuming a Federal National Mortgage Association, or FNMA, mortgage note with an outstanding balance of approximately $18.7 million.  The acquisition is subject to customary closing conditions and to lender approval of our assumption of the mortgage note obligation.  The majority of this community’s revenues come from residents’ private resources.

Our Leases with SNH

As of March 31, 2011, we leased 182 senior living communities, two rehabilitation hospitals and four senior living communities which have been classified as discontinued operations from SNH under four leases.  Our total annual rent payable to SNH as of March 31, 2011 was $187.7 million, excluding percentage rent based on increases in gross revenues at certain properties.  We paid approximately $1.3 million and $1.0 million in percentage rent to SNH for the three months ended March 31, 2011 and 2010, respectively.

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas.  During the three months ended March 31, 2011, SNH reimbursed us $10.8 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent being increased by approximately $869,000.

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

At some of our senior living communities (principally our SNFs) and at our rehabilitation hospitals and clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I of our Annual Report, under the caption “Government Regulation and Reimbursement.”  Medicare and Medicaid revenues were earned primarily at our SNFs, our two rehabilitation hospitals and our pharmacy operations.  We derived 32.8% and 31.0% of our total revenues from these programs during the three months ended March 31, 2011 and 2010, respectively.

Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $57.7 million and $50.3 million during the three months ended March 31, 2011 and 2010, respectively.  Our net Medicaid revenues from services to senior living community residents and at our rehabilitation hospitals totaled $34.0 million and $33.8 million during the three months ended March 31, 2011 and 2010, respectively.  Our pharmacy revenues from Medicare and Medicaid were $7.4 million and $1.1 million in 2011 and $6.6 million and $1.3 million in 2010, respectively.  The Federal Centers for Medicare and Medicaid Services, or CMS, adopted rules that took effect on October 1, 2010 that it estimates will increase aggregate Medicare payment rates for SNFs by approximately 1.7% and increase aggregate Medicare payment rates for inpatient rehabilitation facilities, or IRFs, by approximately 2.16% in federal fiscal year 2011.  Actions of Congress or CMS may change these estimates.  CMS has recently adopted rules under the Patient Protection and Affordable Care Act, or PPACA, adopted in March 2010 and discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement,” that will require pharmacies to dispense most Medicare Part D-covered brand name prescription drugs to residents of SNFs or nursing facilities in supplies for 14 or fewer days, effective January 1, 2013.  Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.  Also, Congress extended certain increases in federal payments to states for Medicaid programs, in effect since October 1, 2008, that were scheduled to expire on December 31, 2010, for an additional six months through June 30, 2011, but at substantially reduced levels.  We expect the phasing out of these temporary federal payments, combined with the anticipated slow recovery of state revenues, to result in continued difficult state fiscal conditions.  Some state budget deficits likely will increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

Appeals are pending from two federal U.S. District Court decisions holding PPACA or parts of it to be unconstitutional.  In addition, one house of Congress has voted to repeal PPACA, and members of Congress have proposed legislation to deny funding to implement PPACA or parts of PPACA.  Members of Congress have also proposed various reforms to Medicare and Medicaid, including substantial structural changes to the programs and long-term reductions in federal funding.

The U.S. House of Representatives recently approved a budget outline intended to limit the long term growth of federal Medicare and Medicaid expenditures by changing Medicare to a system of premium support payments to assist new beneficiaries in purchasing private health insurance starting in 2022, changing Medicaid to a system of block grants to the states starting in 2013, and repealing key provisions of PPACA.  The Obama Administration had proposed a plan intended to control the long term growth of federal Medicare and Medicaid expenditures by expanding the authority of the Independent Payment Advisory Board established by PPACA, building on other PPACA changes, making Medicaid more flexible for the states without using block grants and authorizing CMS to negotiate directly with pharmaceutical manufacturers to secure reductions in Medicare Part D prescription drug prices.

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be material to our operations and may affect our future results of operations.  Similarly, we are unable to predict the impact on us of the insurance reforms, payment reforms, and health care delivery systems reforms contained in and to be developed pursuant to PPACA, or the impact the various challenges and potential changes to PPACA may have on its implementation.  Expanded insurance availability may provide more paying customers for the services we provide.  However, if the changes to be implemented under PPACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be adversely and materially affected.

Debt Financings and Covenants

In October 2006, we issued $126.5 million principal amount of the Notes.  Our net proceeds from this issuance were approximately $122.6 million.  The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time.  The initial and current conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of the Notes, which represents a conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021.  We issued the Notes pursuant to an indenture which contains various customary covenants.  As of March 31, 2011 and April 28, 2011, we believe we are in compliance with all applicable covenants of this indenture.

During the three months ended March 31, 2011, we purchased $623,000 par value of outstanding Notes for $604,000 plus accrued interest, retired the Notes and recorded a gain of $1,000, net of related unamortized costs on early extinguishment of debt included in interest, dividend and other income.  We funded these purchases principally with available cash.  As a result of these purchases and other purchases we made in prior years, $37.3 million in principal amount of the Notes remain outstanding.

We have a $35.0 million Credit Agreement that matures on March 18, 2013 when all amounts outstanding are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of March 31, 2011.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our

Credit Agreement also provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.  As of March 31, 2011 and April 28, 2011, $5.0 million and $0, respectively, was outstanding and $30.0 million and $35.0 million, respectively, was available under our Credit Agreement.  As of March 31, 2011 and April 28, 2011, we believe we are in compliance with all applicable covenants under our Credit Agreement.

At March 31, 2011, two of our communities, included in discontinued operations, were encumbered by HUD insured mortgages notes totaling $7.8 million.  The weighted average interest rate on these notes is 5.43%.  Payments of principal and interest are due monthly until the mortgage notes mature; one of the notes matures in June 2035 and the other matures in May 2039.  These mortgages contain standard HUD mortgage covenants.  As of March 31, 2011 and April 28, 2011, we believe we are in compliance with all covenants under these mortgages.

Off Balance Sheet Arrangements

As of March 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $18.0 million arising from our operation of 56 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender.

Related Person Transactions

SNH is our former parent company, our largest landlord and our largest shareholder (owning approximately 9.0% of our outstanding common shares as of March 31, 2011).  RMR provides management services to both us and SNH.  As of March 31, 2011, we leased 186 senior living communities, including four that we report as discontinued operations, and two rehabilitation hospitals from SNH.  Under our leases with SNH, we pay SNH rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.

During the three months ended March 31, 2011 and 2010 our rent expense under our leases with SNH was approximately $47.7 million and $46.9 million, respectively, net of $225,000 amortization of a lease inducement from SNH in each period.  During the three months ended March 31, 2011, pursuant to the terms of our leases with SNH, we sold approximately $10.8 million of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $869,000.  Our total minimum annual rent payable to SNH under our leases with SNH as of March 31, 2011 was approximately $187.7 million, excluding percentage rent.  Additional information regarding our leases with SNH appears in Item 2 of our Annual Report under the section captioned “Our SNH Leases”.

During each of the three months ended March 31, 2011 and 2010, the aggregate fees earned by RMR from us for management, administrative and information system services pursuant to our business management agreement totaled approximately $2.8 million.

In November 2010, at our request, SNH agreed to sell three SNFs in Georgia with a total of 329 living units that are leased to us and we expect our annual rent to SNH to decrease by approximately $1.8 million if and after this sale closes.  The sale of these properties is contingent upon customary closing conditions; accordingly, we can provide no assurance that the closing of SNH’s sale of these properties will be completed.

In November 2010, at our request, SNH agreed to sell one assisted living community in Pennsylvania with 70 living units that are leased to us and we expect our annual rent to SNH to decrease by approximately $72,000 if and after this sale closes.  The sale of this property is contingent upon customary closing conditions; accordingly, we can provide no assurance that the closing of SNH’s sale of this property will be completed.

In March 2011, SNH agreed to acquire for approximately $304.0 million, excluding closing costs, 20 senior living communities with 2,111 living units located in five states.  SNH reported that it expects to acquire these communities during the second quarter of 2011, subject to required regulatory approvals and lender approval of SNH’s assumption of mortgage debts on certain properties.  We expect to manage 15 of the 20 communities, costing approximately $211.5 million, under a long term contract.  We expect to lease the remaining five communities under one or more of the combination leases currently in effect between us and SNH.  The terms of the agreements between us and SNH are subject to approval by special committees of each of our

Board of Directors and SNH’s board of trustees composed solely of Independent Directors and trustees who are not also Directors or trustees of the other party.

We, RMR, SNH and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  Four of our Directors and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because four of our Directors are directors of AIC.  As of March 31, 2011, we have invested approximately $5.2 million in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  This investment had a carrying value of $5.1 million as of March 31, 2011 and December 31, 2010.  During the three months ended March 31, 2011 and 2010, we recognized income of $36,777 and a loss of $28,060, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total premiums paid under this program in 2010 were approximately $2.9 million.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about our related person transactions, including our dealings with SNH, RMR, AIC, our Managing Directors and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 23, 2011 relating to our 2011 Annual Meeting of Shareholders.  Our Annual Report and Proxy Statement are available at the SEC web site: www.sec.gov.

Seasonality

Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, SNF and assisted living residents are sometimes discharged to join family celebrations and relocations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home and assisted living residents which can result in increased costs or discharges to hospitals. As a result of these factors, SNF and assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flow to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2010.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Changes in market interest rates affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $7.8 million mortgage debt and $37.3 million outstanding Notes on March 31, 2011 would decline by approximately $2.0 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $7.8 million mortgage debt and $37.3 million outstanding Notes on March 31, 2011, would increase by approximately $2.2 million.

Our Credit Agreement bears interest at floating rates and matures on March 18, 2013.  As of March 31, 2011 and April 28, 2011, $5.0 million and $0, respectively, was outstanding under the Credit Agreement.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of any outstanding floating rate debt but could affect our operating results.  For example, if the maximum amount of $35.0 million were drawn under our Credit Agreement and interest rates above the floor or minimum rate decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $350,000, or $0.01 per share, based on currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS PROFITABLY;

•                  OUR ABILITY TO MEET OUR DEBT OBLIGATIONS;

•                  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER RATE SETTING AND REGULATORY REQUIREMENTS;

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

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

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS;

•                  COMPETITION WITHIN THE SENIOR LIVING INDUSTRY AND OUR OTHER BUSINESSES;

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS;

•                  CHANGES IN MEDICARE AND MEDICAID POLICIES WHICH COULD RESULT IN REDUCED RATES OF PAYMENT OR A FAILURE OF THESE RATES TO COVER OUR COST INCREASES;

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SNH, RMR AND ITS RELATED ENTITIES AND CLIENTS; AND

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

•      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO ENTER INTO A LONG TERM CONTRACT WITH SNH.  THE TERMS OF THIS LONG TERM CONTRACT ARE SUBJECT TO APPROVAL BY SPECIAL COMMITTEES OF OUR BOARD OF DIRECTORS AND SNH’S BOARD OF TRUSTEES COMPOSED OF INDEPENDENT DIRECTORS AND TRUSTEES WHO ARE NOT ALSO DIRECTORS OR TRUSTEES OF BOTH PARTIES.  ACCORDINGLY, THIS AGREEMENT MAY NOT BE CONCLUDED;

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

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2010, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR ANNUAL REPORT IS AVAILABLE AT THE SEC WEBSITE: WWW.SEC.GOV.

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
Dated: April 28, 2011

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: April 28, 2011