Form 10-Q
period 2011-06-30
FIVE STAR QUALITY CARE INC
filed 2011-07-28
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s shares of common stock, $0.01 par value, outstanding as of July 28, 2011: 47,557,362.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2011

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$43,158	$20,770
Accounts receivable, net of allowance of $6,322 and $5,224 at June 30, 2011 and December 31, 2010, respectively	63,031	64,806
Investments in available for sale securities, of which $6,851 and $1,022 are restricted as of June 30, 2011 and December 31, 2010, respectively	19,954	13,854
Restricted cash	4,072	6,594
Prepaid expenses and other current assets	17,505	17,084
Assets of discontinued operations	12,436	12,857
Total current assets	160,156	135,965

Property and equipment, net	273,208	201,223
Equity investment in Affiliates Insurance Company	5,202	5,076
Restricted cash	3,712	14,535
Restricted investments in available for sale securities	12,445	3,259
Acquisition deposits	7,509	—
Goodwill and other intangible assets	15,496	15,722
Other long term assets	3,823	4,014
	$481,551	$379,794
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,621	$20,356
Accrued expenses	22,395	21,449
Accrued compensation and benefits	46,882	37,783
Due to affiliates	17,417	17,841
Mortgage notes payable	321	—
Bridge loan from Senior Housing Properties Trust	9,000	—
Accrued real estate taxes	10,428	9,258
Security deposit liability	10,434	10,783
Other current liabilities	16,094	11,563
Liabilities of discontinued operations	8,582	8,878
Total current liabilities	160,174	137,911

Long term liabilities:
Mortgage notes payable	19,614	—
Convertible senior notes	37,282	37,905
Continuing care contracts	2,133	2,247
Accrued self insurance obligations	24,415	27,928
Other long term liabilities	8,304	9,036
Total long term liabilities	91,748	77,116

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $0.01; 47,557,362 and 36,019,864 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	475	360
Additional paid in capital	352,414	297,715
Accumulated deficit	(129,454)	(138,783)
Cumulative other comprehensive income	6,194	5,475
Total shareholders’ equity	229,629	164,767
	$481,551	$379,794

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Senior living revenue	$266,066	$257,306	$529,445	$512,521
Rehabilitation hospital revenue	26,337	25,109	51,962	49,161
Institutional pharmacy revenue	19,573	19,913	38,910	39,490
Management fee revenue (including $562 of reimbursed costs incurred on behalf of managed communities)	587	—	587	—
Total revenues	312,563	302,328	620,904	601,172

Operating expenses:
Senior living wages and benefits	133,570	128,076	263,907	254,155
Other senior living operating expenses	61,143	58,614	124,390	120,847
Costs incurred on behalf of managed communities	562	—	562	—
Rehabilitation hospital expenses	23,445	22,960	47,498	45,617
Institutional pharmacy expenses	18,642	19,484	37,531	38,506
Rent expense	48,003	46,980	95,665	93,689
General and administrative	14,154	14,077	27,824	27,224
Depreciation and amortization	4,620	3,949	8,931	7,836
Total operating expenses	304,139	294,140	606,308	587,874

Operating income	8,424	8,188	14,596	13,298

Interest, dividend and other income	331	637	649	1,299
Interest and other expense	(870)	(813)	(1,371)	(1,472)
Acquisition related costs	(1,202)	—	(1,304)	—
Gain on investments in trading securities	—	4,187	—	4,856
Loss on UBS put right related to auction rate securities	—	(4,044)	—	(4,714)
Equity in income (losses) of Affiliates Insurance Company	46	(24)	83	(52)
Gain on early extinguishment of debt	—	418	1	418
Gain on sale of available for sale securities	51	—	127	—

Income from continuing operations before income taxes	6,780	8,549	12,781	13,633
Provision for income taxes	(441)	(560)	(820)	(1,053)
Income from continuing operations	6,339	7,989	11,961	12,580
(Loss) income from discontinued operations	(1,143)	164	(2,632)	(342)

Net income	$5,196	$8,153	$9,329	$12,238

Weighted average shares outstanding - basic	37,179	35,700	36,602	35,684

Weighted average shares outstanding - diluted	40,046	39,484	39,481	39,488

Basic income per share from:
Continuing operations	$0.17	$0.22	$0.33	$0.35
Discontinued operations	(0.03)	0.01	(0.07)	(0.01)
Net income per share - basic	$0.14	$0.23	$0.26	$0.34

Diluted income per share from:
Continuing operations	$0.17	$0.21	$0.32	$0.34
Discontinued operations	(0.03)	0.01	(0.07)	(0.01)
Net income per share - diluted	$0.14	$0.22	$0.25	$0.33

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$9,329	$12,238
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,931	7,848
Gain on early extinguishment of debt	(1)	(418)
Loss from discontinued operations	2,632	342
Gain on investments in trading securities	—	(4,856)
Loss on UBS put right related to auction rate securities	—	4,714
Gain on sale of available for sale securities	(127)	—
Equity in (income) losses of Affiliates Insurance Company	(83)	52
Stock-based compensation	464	411
Provision for losses on receivables	4,266	3,327
Changes in assets and liabilities:
Accounts receivable	(2,451)	(3,504)
Prepaid expenses and other assets	172	7,432
Investment securities	—	32,963
Accounts payable and accrued expenses	(789)	(8,143)
Accrued compensation and benefits	9,099	10,143
Due to affiliates	(424)	(520)
Other current and long term liabilities	502	(693)
Cash provided by operating activities	31,520	61,336

Net cash used in discontinued operations	(2,440)	(219)

Cash flows from investing activities:
Acquisition of property and equipment	(30,052)	(24,868)
Acquisition of senior living communities, net of working capital assumed	(45,977)	—
Acquisition deposits	(7,509)	—
Payments from restricted cash and investment accounts, net	(2,419)	(10)
Investment in Affiliates Insurance Company	—	(44)
Proceeds from disposition of property and equipment held for sale	15,322	15,810
Proceeds from sale of available for sale securities	1,281	—
Cash used in investing activities	(69,354)	(9,112)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	54,350	—
Proceeds from borrowings on credit facilities	12,000	10,649
Repayments of borrowings on credit facilities	(12,000)	(43,526)
Proceeds from borrowing on the Bridge loan from Senior Housing Properties Trust	41,000	—
Repayments of borrowing on the Bridge loan from Senior Housing Properties Trust	(32,000)	—
Purchase and retirement of convertible senior notes	(604)	(6,945)
Repayments of mortgage notes payable	(84)	(62)
Cash provided by (used in) financing activities	62,662	(39,884)

Change in cash and cash equivalents during the period	22,388	12,121
Cash and cash equivalents at beginning of period	20,770	5,017
Cash and cash equivalents at end of period	$43,158	$17,138

Supplemental cash flow information:
Cash paid for interest	$1,195	$1,378
Cash paid for income taxes	$1,042	$781

Non-cash activities:
Issuance of common stock	$298	$174
Real estate acquisition	$(19,952)	$—
Assumption of mortgage notes payable	$19,952	$—
Due from UBS	$—	$41,462
Investment in trading securities	$—	$(41,462)

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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of June 30, 2011, we operated 228 senior living communities containing 24,004 living units, including 190 primarily independent and assisted living communities with 20,581 living units and 38 SNFs with 3,423 living units.  We own 27 communities (2,413 living units), we lease 191 communities (20,767 living units) and we manage 10 communities (824 living units).  Our 228 senior living communities included 6,935 independent living apartments, 11,715 assisted living suites and 5,354 skilled nursing units.  Two SNFs owned by us containing 271 living units that we have classified as discontinued operations are excluded from the preceding data.

We also lease and operate two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and three satellite locations.  In addition, we operate 13 outpatient clinics affiliated with these rehabilitation hospitals.  We also own and operate five institutional pharmacies.

Note 2. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update clarifies the application of existing fair value measurement requirements.  The update also requires reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. The update is effective for interim and annual reporting periods beginning after December 15, 2011.

In June 2011, FASB issued an accounting standards update requiring additional disclosure regarding comprehensive income.  The update requires reporting entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement of comprehensive income or in two separate consecutive statements. The update also requires reporting entities to present the components of other comprehensive income in their interim and annual financial statements.  The update is effective for interim and annual reporting periods beginning after December 15, 2011.

The adoption of these updates is not expected to cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30, 2011	December 31, 2010
Land	$18,804	$14,254
Buildings and improvements	215,571	155,552
Furniture, fixtures and equipment	86,195	71,225
	320,570	241,031
Accumulated depreciation	(47,362)	(39,808)
	$273,208	$201,223

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

As of June 30, 2011 and December 31, 2010, we had assets of $8,568 and $7,752, respectively, included in our property and equipment that we intend to sell to Senior Housing Properties Trust, or SNH, as permitted by our leases with SNH.

Note 4. Other Comprehensive Income

Other comprehensive income for the three and six months ended June 30, 2011 and 2010 is summarized below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$5,196	$8,153	$9,329	$12,238
Net change in unrealized appreciation of investments	322	(400)	676	521
Our share of Affiliates Insurance Company’s other comprehensive income	39	—	43	—
Comprehensive income	$5,557	$7,753	$10,048	$12,759

Cumulative other comprehensive income represents the net unrealized appreciation of investments and our share of Affiliates Insurance Company, or AIC’s, other comprehensive income.

Note 5.  Financial Data by Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.  In the senior living community segment we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services generally to elderly residents.  Our rehabilitation hospital segment provides inpatient rehabilitation services to patients at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business.  Consequently, we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company, which participates in our workers’ compensation, liability and automobile insurance programs and is located in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest, dividend and other income, interest and other expense, and corporate expenses.

Our revenues by segments and a reconciliation of segment operating profit (loss) to income from continuing operations for the three and six months ended June 30, 2011 and 2010 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended June 30, 2011
Revenues	$266,066	$26,337	$19,573	$311,976
Management fee revenue (including $562 of reimbursed costs incurred on behalf of managed communities)	587	—	—	587
Total segment revenues	266,653	26,337	19,573	312,563

Segment expenses:
Operating expenses	194,713	23,445	18,642	236,800
Costs incurred on behalf of managed communities	562	—	—	562
Rent expense	45,423	2,580	—	48,003
Depreciation and amortization	3,766	44	810	4,620
Total segment expenses	244,464	26,069	19,452	289,985

Segment operating profit	22,189	268	121	22,578
General and administrative expenses(2)	—	—	(14,154)	(14,154)
Operating income (loss)	22,189	268	(14,033)	8,424
Interest, dividend and other income	19	—	312	331
Interest and other expense	(215)	—	(655)	(870)
Acquisition related costs	(1,202)	—	—	(1,202)
Equity in income of Affiliates Insurance Company	—	—	46	46
Gain on sale of available for sale securities	—	—	51	51
Provision for income taxes	—	—	(441)	(441)
Income (loss) from continuing operations	$20,791	$268	$(14,720)	$6,339

Total Assets as of June 30, 2011	$387,133	$15,071	$79,347	$481,551

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended June 30, 2010
Revenues	$257,306	$25,109	$19,913	$302,328
Segment expenses:
Operating expenses	186,690	22,960	19,484	229,134
Rent expense	44,508	2,472	—	46,980
Depreciation and amortization	2,999	32	918	3,949
Total segment expenses	234,197	25,464	20,402	280,063

Segment operating profit (loss)	23,109	(355)	(489)	22,265
General and administrative expenses(2)	—	—	(14,077)	(14,077)
Operating profit (loss)	23,109	(355)	(14,566)	8,188
Interest, dividend and other income	125	—	512	637
Interest and other expense	(85)	—	(728)	(813)
Gain on investments in trading securities	—	—	4,187	4,187
Loss on UBS put right related to auction rate securities	—	—	(4,044)	(4,044)
Equity in losses of Affiliates Insurance Company	—	—	(24)	(24)
Gain on early extinguishment of debt	—	—	418	418
Provision for income taxes	—	—	(560)	(560)
Income (loss) from continuing operations	$23,149	$(355)	$(14,805)	$7,989

(1)             Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business, as well as income and expenses that are not attributable to a specific segment.

(2)             General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and expenses of our home office activities.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Six months ended June 30, 2011
Revenues	$529,445	$51,962	$38,910	$620,317
Management fee revenue (including $562 of reimbursed costs incurred on behalf of managed communities)	587	—	—	587
Total segment revenues	530,032	51,962	38,910	620,904

Segment expenses:
Operating expenses	388,297	47,498	37,531	473,326
Costs incurred on behalf of managed communities	562	—	—	562
Rent expense	90,504	5,161	—	95,665
Depreciation and amortization	7,245	86	1,600	8,931
Total segment expenses	486,608	52,745	39,131	578,484

Segment operating profit (loss)	43,424	(783)	(221)	42,420
General and administrative expenses(2)	—	—	(27,824)	(27,824)
Operating income (loss)	43,424	(783)	(28,045)	14,596
Interest, dividend and other income	68	—	581	649
Interest and other expense	(214)	—	(1,157)	(1,371)
Acquisition related costs	(1,304)	—	—	(1,304)
Equity in income of Affiliates Insurance Company	—	—	83	83
Gain on early extinguishment of debt	—	—	1	1
Gain on sale of available for sale securities	—	—	127	127
Provision for income taxes	—	—	(820)	(820)
Income (loss) from continuing operations	$41,974	$(783)	$(29,230)	$11,961

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Six months ended June 30, 2010
Revenues	$512,521	$49,161	$39,490	$601,172
Segment expenses:
Operating expenses	375,002	45,617	38,506	459,125
Rent expense	88,794	4,895	—	93,689
Depreciation and amortization	5,883	62	1,891	7,836
Total segment expenses	469,679	50,574	40,397	560,650

Segment operating profit (loss)	42,842	(1,413)	(907)	40,522
General and administrative expenses(2)	—	—	(27,224)	(27,224)
Operating profit (loss)	42,842	(1,413)	(28,131)	13,298
Interest, dividend and other income	152	—	1,147	1,299
Interest and other expense	(171)	—	(1,301)	(1,472)
Gain on investments in trading securities	—	—	4,856	4,856
Loss on UBS put right related to auction rate securities	—	—	(4,714)	(4,714)
Equity in losses of Affiliates Insurance Company	—	—	(52)	(52)
Gain on early extinguishment of debt	—	—	418	418
Provision for income taxes	—	—	(1,053)	(1,053)
Income (loss) from continuing operations	$42,823	$(1,413)	$(28,830)	$12,580

(1)             Corporate and Other includes operations that we do not consider significant, separately reportable segments of our business, as well as income and expenses that are not attributable to a specific segment.

(2)             General and administrative expenses are not attributable to a specific segment and include items such as corporate payroll and benefits and expenses of our home office activities.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other intangible assets from January 1, 2011 to June 30, 2011 are as follows:

	Senior Living Communities(1)	Corporate and Other(2)	Total
Balance as of January 1, 2011	$11,695	$4,027	$15,722

Amortization of intangibles	(45)	(181)	(226)

Balance as of June 30, 2011	$11,650	$3,846	$15,496

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

For the six months ended June 30, 2011, we recognized tax expenses of $820, which includes tax expense of $744 for state taxes on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also includes $76 related to a non-cash deferred liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Note 8.  Earnings Per Share

We computed basic earnings per share, or EPS, for the three and six months ended June 30, 2011 and 2010 using the weighted average number of shares outstanding during the periods.  Diluted EPS for the periods ended June 30, 2011 and 2010 reflects additional shares of our common stock, $0.01 par value per share, or our common shares, related to our convertible senior notes due in 2026, or the Notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include 511,560 and 435,090 unvested common shares as of June 30, 2011 and 2010, respectively, issued to our officers and others under our 2001 Stock Option and Stock Plan.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

The following table provides a reconciliation of income from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended June 30,
	2011			2010
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$6,339	37,179	$0.17	$7,989	35,700	$0.22
Effect of the Notes	335	2,867		432	3,784
Diluted income from continuing operations	$6,674	40,046	$0.17	$8,421	39,484	$0.21

Diluted loss from discontinued operations	$(1,143)	40,046	$(0.03)	$164	39,484	$0.01

	Six Months Ended June 30,
	2011			2010
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$11,961	36,602	$0.33	$12,580	35,684	$0.35
Effect of the Notes	668	2,879		866	3,804
Diluted income from continuing operations	$12,629	39,481	$0.32	$13,446	39,488	$0.34

Diluted loss from discontinued operations	$(2,632)	39,481	$(0.07)	$(342)	39,488	$(0.01)

Note 9.  Fair Values of Assets and Liabilities

The following table presents the assets and liabilities measured at fair value at June 30, 2011, categorized by the level of inputs used in the valuation of each asset:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long lived assets held for sale (1)	$8,568	$—	$8,568	$—
Available for sale securities (2)
Equity securities
Financial services industry	9,027	9,027	—	—
REIT industry	2,381	2,381	—	—
Insurance industry	2,321	2,321	—	—
Other	1,566	1,566	—	—
Total equity securities	15,295	15,295	—	—
Debt securities
International bond fund	2,181	2,181	—	—
Industrial bonds	7,519	7,519	—	—
Government bonds	5,451	5,451	—	—
Financial bonds	1,080	1,080	—	—
Other	873	873	—	—
Total debt securities	17,104	17,104	—	—
Total available for sale securities	32,399	32,399	—	—

Total	$40,967	$32,399	$8,568	$—

(1)             Long lived assets held for sale consist of property and equipment we expect to sell to SNH as permitted by our leases.  We have either recently acquired the assets or the assets are part of active construction projects and we expect to sell these assets to SNH at their recorded cost.  Accordingly, the cost of these assets approximates their fair value.

(2)             Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are carried at fair value of $19,954 and $12,445, respectively.  We determine the estimated fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.  In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

Our investments in available for sale securities with amortized costs of $26,247 and $11,638 as of June 30, 2011 and December 31, 2010, respectively, had unrealized gains of $6,193 and $5,515 as of June 30, 2011 and December 31, 2010, respectively, and had unrealized losses of $41 and $40 as of June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, eight of the securities we hold have been in a loss position for one to three months.  During the three months ended June 30, 2011, we received proceeds of $1,108 in connection with the sale of available for sale securities and recorded a realized gain totaling $53 and a realized loss totaling $2.

During the six months ended June 30, 2011, we did not change the type of inputs used to determine the fair value of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair hierarchy during the period ended June 30, 2011.

The carrying values of accounts receivable, acquisition deposits, the equity investment in AIC and our mortgage notes payable approximate fair value as of June 30, 2011 and December 31, 2010.  The carrying value and fair value of the Notes was $37,282 and $35,623, respectively, as of June 30, 2011 and $37,905 and $35,631, respectively, as of December 31, 2010.  We estimate the fair value of the Notes using quoted market data for these securities. We measured the fair value of our equity investment in AIC by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

Note 10.  Acquisitions

In May 2011, we acquired a senior living community containing 116 living units located in Arizona for $25,600, excluding closing costs.  We financed the acquisition with cash on hand and by assuming a Federal National Mortgage Association, or FNMA, mortgage note for $19,952.  We have included the results of this community’s operations in our consolidated financial statements from the date of acquisition. We allocated the purchase price of this community to land, building and equipment. This community primarily provides independent and assisted living services and all of the residents pay for their services with private resources.

Also in May 2011, we agreed to acquire six senior living communities located in Indiana containing 738 living units for $122,760, excluding closing costs and including the assumption of approximately $19,500 of mortgage notes.  The six communities primarily offer independent and assisted living services, which are paid by residents from their private

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

resources.  In June 2011, we completed the acquisition of two of these communities containing 197 living units for an aggregate purchase price, excluding closing costs, of $40,360 and funded the acquisition with proceeds of a bridge loan from SNH, or the Bridge Loan (see Note 11).  In July 2011, we completed the acquisition of an additional community containing 151 living units for a purchase price, excluding closing costs, of $30,400 and funded the acquisition with the proceeds of a public offering of our common shares (see Note 12) and by borrowing $15,000 under the Bridge Loan.  We expect to complete the acquisition of the remaining three communities containing 390 living units for an aggregate purchase price, excluding closing costs, of $52,000 and fund the acquisition by assuming approximately $19,500 of mortgage notes secured by these communities, using the proceeds of a public offering of our common shares, using drawings under the Bridge Loan and using cash on hand for the balance.

For the six months ended June 30, 2011, we incurred $1,304 in acquisition related costs.  These costs include transaction closing costs, professional fees (legal and accounting) and other acquisition related expenses for completed and pending transactions.

Note 11.  Indebtedness

We have a $35,000 revolving secured line of credit, or our Credit Agreement, that matures on March 18, 2013 when all amounts outstanding are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of June 30, 2011.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder or upon the occurrence and continuation of certain events of default.  As of June 30, 2011 and July 28, 2011, no amounts were outstanding under our Credit Agreement. We believe we are in compliance with all applicable covenants under our Credit Agreement. Interest expense and other associated costs related to our Credit Agreement and our prior revolving line of credit were $216 and $155 for the three months ended June 30, 2011 and 2010, respectively, and $363 and $218 for the six months ended June 30, 2011 and 2010, respectively.

In May 2011, we and SNH entered into a Bridge Loan agreement, under which SNH agreed to lend us up to $80,000 to fund a part of the purchase price for the acquisition of the Indiana communities described above.  In June 2011, we acquired two of the Indiana communities and, in connection with that acquisition, borrowed $41,000 under the Bridge Loan.  We subsequently repaid $32,000 of this advance in June 2011 with the proceeds of a public offering of our common shares.  We borrowed $15,000 under the Bridge Loan in July 2011 in connection with the acquisition of an additional Indiana community.  The Bridge Loan is secured by mortgages on seven of our senior living communities.  The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to SNH’s borrowings under its revolving credit facility, plus 1%, or 2.8% as of June 30, 2011.  The Bridge Loan agreement contains various covenants, including restrictions on our ability to incur liens upon or dispose of the collateral securing the Bridge Loan.  The Bridge Loan agreement also contains events of default including non-payment, a change in control of us and certain events of insolvency.  As of June 30, 2011 and July 28, 2011, $9,000 and $24,000, respectively, was outstanding under the Bridge Loan and, as of July 28, 2011, $24,000 was available under the Bridge Loan to fund a portion of the cash purchase price of the remaining three Indiana communities.  We believe we are in compliance with all applicable covenants under the Bridge Loan agreement.  Interest expense and other associated costs related to the Bridge Loan were $58 for the three and six months ended June 30, 2011.

On July 1, 2010 we repaid our outstanding balance and terminated our non-recourse credit facility with UBS AG, or UBS. Interest expense and other associated costs related to this facility were $0 and $93 for the three months ended June 30, 2011 and 2010, respectively, and $0 and $149 for the six months ended June 30, 2011 and 2010, respectively.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

In October 2006, we issued $126,500 principal amount of the Notes.  Our net proceeds from this issuance were approximately $122,600.  The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time.  The initial and current conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents a conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  Interest expense and other associated costs related to the Notes were $382 and $480 for the three months ended June 30, 2011 and 2010, respectively, and $736 and $934 for the six months ended June 30, 2011 and 2010, respectively.  We issued these Notes pursuant to an indenture, which contains various customary covenants.  As of June 30, 2011 and July 28, 2011, we believe we are in compliance with all applicable covenants of this indenture.

During the six months ended June 30, 2011, we purchased and retired $623 par value of the outstanding Notes and recorded a gain of $1, net of related unamortized costs, on early extinguishment of debt.  We funded these purchases principally with available cash.  As a result of these purchases and other purchases we made in prior years, $37,282 in principal amount of the Notes remain outstanding.

At June 30, 2011, two of our communities, which are included in discontinued operations, were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgage notes and one of our communities was encumbered by a FNMA mortgage note, totaling $27,693.  These mortgages contain HUD and FNMA standard mortgage covenants.  We recorded a mortgage premium in connection with our assumption of the FNMA mortgage note in order to record the assumed mortgage note at its estimated fair value.  We are amortizing the mortgage premium as a reduction of interest expense until the maturity of the mortgage.  The weighted average interest rate on these notes was 6.30%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039.  As of June 30, 2011 and July 28, 2011, we believe we are in compliance with all applicable covenants under these mortgages.  Mortgage interest expense, including premium amortization, was $325 and $198 for the three months ended June 30, 2011 and 2010, respectively, and $436 and $397 for the six months ended June 30, 2011 and 2010, respectively, including interest expense recorded in discontinued operations.

Note 12. Shareholders’ Equity

In June 2011, we issued 11,500,000 of our common shares in a public offering, raising net proceeds of approximately $54,138.  We used proceeds from this offering to repay outstanding borrowings under the Bridge Loan and subsequently to fund a portion of the cash purchase price of the Indiana communities described above.

Note 13. Off Balance Sheet Arrangements

As of June 30, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $18,840 arising from our operation of 56 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender, FNMA.

Note 14. Related Person Transactions

SNH is our former parent company, our largest landlord and our largest shareholder (owning approximately 4,235,000 of our common shares, which represented approximately 8.9% of our outstanding common shares as of June 30, 2011).  Reit Management & Research LLC, or RMR, provides management services to both us and SNH.  One of our Managing Directors is also a managing trustee of SNH and our other Directors also serve as directors or trustees of other companies managed by RMR.  As of June 30, 2011, we leased 187 senior living communities and two

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

rehabilitation hospitals from SNH and managed 10 communities for the account of SNH.  Under our leases with SNH, we pay SNH rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.

On May 1, 2011, we commenced leasing a senior living community from SNH with 73 living units located in Illinois and we acquired 14 acres of vacant land adjacent to the community for possible expansion for $1,250 from an unrelated party.  Our rent payable to SNH for this community is $608 per year.  Percentage rent, based on increases in gross revenues at this community, will commence in 2013.  We added this community to our Lease No. 1 with SNH, which has a current term expiring in 2024.

In March 2011, SNH agreed to acquire, from an unrelated party, 20 senior living communities with 2,111 living units located in five states in the Southeast United States.  These senior living communities primarily offer independent and assisted living services, which are primarily paid by residents from their private resources.  On May 12, 2011, we entered into long term contracts with SNH to manage 15 of these communities, or the Managed Communities, and agreed to lease the remaining five communities, or the Leased Communities, when SNH acquired them.  In June 2011, we began to manage 10 of the Managed Communities with 824 living units and to lease four of the Leased Communities with 523 living units.  In July, we began to manage two of the remaining five Managed Communities and began to lease the remaining Leased Community.  We expect to begin managing the remaining three Managed Communities for SNH during the third or fourth quarter of 2011.  Our minimum rent payable to SNH for the Leased Communities is approximately $6,900 per year.  Percentage rent, based on increases in gross revenues at the Leased Communities, will commence in 2013.  We added the Leased Communities to our Leases Nos. 1, 2 and 4 with SNH, which have current terms expiring at varying dates ranging from April 2017 to June 2026.

The management contracts for the Managed Communities, or the Management Contracts, provide us with a management fee equal to 3% of the gross revenues realized at the Managed Communities, plus reimbursement for our direct costs and expenses related to the Managed Communities and an incentive fee equal to 35% of the net operating income of the Managed Communities after SNH realizes a return equal to 8% of its invested capital. The Management Contracts have an initial term of 20 years, and we have options to extend all, but not less than all, of the Management Contracts for two consecutive renewal terms of 15 years each. After December 31, 2017, SNH has the right, subject to our cure rights, to terminate the Management Contracts if it does not receive its minimum return in each of three consecutive years. We have a limited right to require the sale of underperforming communities.  Special committees of each of our Board of Directors and SNH’s board of trustees composed solely of our Independent Directors and SNH’s independent trustees who are not also Directors or trustees of the other party and who were represented by separate counsel reviewed and approved the terms of the Management Contracts.  For the three and six months ended June 30, 2011, we recorded $25 in management fee revenue and $562 of reimbursed costs incurred on behalf of the Managed Communities.

In November 2010, at our request, SNH agreed to sell one assisted living community in Pennsylvania with 70 living units that was leased to us. SNH sold this community in May 2011 and our annual rent to SNH decreased by approximately $72.

Also in November 2010, at our request, SNH agreed to sell three SNFs in Georgia with a total of 329 living units that were leased to us. SNH sold two of these communities in May and one community in June and our annual rent to SNH decreased by approximately $1,792.

Our rent expense under our leases with SNH was $95,531 and $93,936 for the six months ended June 30, 2011 and 2010, respectively, net of $450 amortization of a lease inducement from SNH in each period.  During the three and six months ended June 30, 2011, pursuant to the terms of our leases with SNH, we sold $4,485 and $15,322, respectively of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $359 and $1,228, respectively.  Our total minimum annual rent payable to SNH under our leases with SNH as of June 30, 2011 was $192,915, excluding percentage rent.  Additional information regarding our leases with SNH appears in Item 2 of our Annual Report under the section captioned “Our SNH Leases”.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

As discussed in Note 11, in May 2011, we and SNH entered into a Bridge Loan agreement, under which SNH agreed to lend us up to $80,000.  The terms of the Bridge Loan agreement were reviewed and approved by special committees of each of our Board of Directors and SNH’s board of trustees composed solely of our Independent Directors and SNH’s independent trustees who are not also Directors or trustees of the other party and who were represented by separate counsel.  As of June 30, 2011 and July 28, 2011, there was $9,000 and $24,000, respectively, outstanding on the Bridge Loan.  We recognized interest expense of $58 for the three and six months ended June 30, 2011, which is included in interest and other expenses on our condensed consolidated statement of income.

RMR provides us with certain management, administrative and information systems services under a business management and shared services agreement, or the Business Management Agreement.  Pursuant to the Business Management Agreement, we incurred expenses for those services of approximately $2,840 and $2,770 during each of the three months ended June 30, 2011 and 2010, respectively, and $5,647 and $5,544 during each of the six months ended June 30, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statement of income.  In May 2011, we and RMR entered into an amendment to the Business Management Agreement.  The amendment adjusted the determination of the fees payable by us to RMR under the Business Management Agreement.  The Business Management Agreement provides for compensation to RMR at an annual business management fee equal to 0.6% of our revenues.  As amended, revenues are defined as our total revenues from all sources reportable under GAAP less any revenues reportable by us with respect to facilities and other properties for which we provide management services plus the gross revenues at those facilities and other properties determined in accordance with GAAP.  In addition, the amendment also amended certain procedures for the arbitration of disputes pursuant to the Business Management Agreement.  The terms of the amendment described above were reviewed and approved by the Compensation Committee of our Board of Directors, which consists solely of our Independent Directors.

Historically we have leased office space for our headquarters operations in two buildings from companies affiliated with RMR.  In May 2011, we entered into a new lease which consolidates our headquarters into one building owned by an affiliate of RMR.  This new lease requires us to pay current annual rent of approximately $730.  The terms of this new lease were reviewed and approved by a special committee of our Board of Directors composed solely of our Independent Directors.  For more information concerning this lease, please see our Current Report on Form 8-K filed with the SEC on May 13, 2011, or our May 13th Current Report, which is available at the Securities and Exchange Commission, or SEC, website: www.sec.gov.  We also lease a regional management office in Atlanta, Georgia from another company managed by RMR, CommonWealth REIT, for annual rent of approximately $64, but this regional office lease was not changed.

We, RMR, SNH and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  All of our Directors and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  As of June 30, 2011, we have invested approximately $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  This investment had a carrying value of $5,202 and $5,076 as of June 30, 2011 and December 31, 2010, respectively.  During the three and six months ended June 30, 2011 and 2010, we recognized income of $46 and $83 and a loss of $(24) and $(52), respectively, related to this investment.  In 2010, AIC has designed a combination property insurance program for us and other AIC shareholders in which AIC participates as a reinsurer. Our total premiums under this program for the policy years expiring May 31, 2011 and 2012 were approximately $2,900 and $4,500, respectively.  We are currently investigating possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about the relationships among us, our Directors and executive officers, SNH, RMR, AIC and other companies to which RMR provides management services,  and about the risks which may arise from these relationships, please refer to our Annual Report and our other filings with the SEC, including the sections captioned “Business,” “Risk

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report, the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 23, 2011 relating to our 2011 Annual Meeting of Shareholders, or our Proxy Statement, and our May 13th Current Report. Our Annual Report, Proxy Statement and May 13th Current Report are available at the SEC website: www.sec.gov.

Note 15.  Discontinued Operations

Early in 2011, we decided to offer for sale two SNFs that we own located in Michigan with a total of 271 living units.  In March 2011, we agreed to sell these communities for $12,500; but this sale was not completed.  While we continue to market these properties, we can provide no assurance that a sale of these SNFs will be completed.

We have reclassified the consolidated statement of income for all periods presented to show the results of operations of the communities and pharmacies which are expected to be sold or have been sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$7,549	$11,961	$17,512	$24,086
Expenses	(8,692)	(11,797)	(20,144)	(24,428)
Net income (loss)	$(1,143)	$164	$(2,632)	$(342)

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services generally to elderly residents.  Our rehabilitation hospital segment provides inpatient rehabilitation services to patients at two hospital locations and three satellite locations and outpatient rehabilitation services at 13 outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business.  Consequently, we report our institutional pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company, which participates in our workers’ compensation, liability and automobile insurance programs and is located in the Cayman Islands.

We use segment operating profit as an important measure to evaluate our performance and for business decision making purposes.  Segment operating profit excludes interest, dividend and other income, interest and other expense and certain corporate expenses.

Key Statistical Data For the Three Months Ended June 30, 2011 and 2010:

The following tables present a summary of our operations for the three months ended June 30, 2011 and 2010:

Senior living communities:

	Three months ended June 30,
(dollars in thousands, except average daily rate)	2011	2010	$ Change	% Change
Senior living revenue	$266,066	$257,306	$8,760	3.4%
Management fee revenue (including $562 of reimbursed costs incurred on behalf of managed communities)	587	—	587	—
Senior living wages and benefits	(133,570)	(128,076)	(5,494)	(4.3)%
Other senior living operating expenses	(61,143)	(58,614)	(2,529)	(4.3)%
Costs incurred on behalf of managed communities	(562)	—	(562)	—
Rent expense	(45,423)	(44,508)	(915)	(2.1)%
Depreciation and amortization expense	(3,766)	(2,999)	(767)	(25.6)%
Interest and other expense	(215)	(85)	(130)	(152.9)%
Interest, dividend and other income	19	125	(106)	(84.8)%
Acquisition related costs	(1,202)	—	(1,202)	—
Senior living income from continuing operations	$20,791	$23,149	$(2,358)	(10.2)%

Total number of communities (end of period):
Leased and owned communities	218	209	9	4.3%
Managed communities	10	—	10	—
Number of total communities	228	209	19	9.1%

Total number of living units (end of period):
Leased and owned living units	23,180	22,150	1,030	4.7%
Managed living units	824	—	824	—
Number of total living units	24,004	22,150	1,854	8.4%
Occupancy %(1)	85.2%	86.3%	n/a	(1.1)%
Average daily rate(1)	$150.73	$146.54	$4.19	2.9%
Percent of senior living revenue from Medicaid(1)	12.6%	13.2%	n/a	(0.6)%
Percent of senior living revenue from Medicare(1)	15.4%	14.2%	n/a	1.2%
Percent of senior living revenue from private and other sources(1)	72.0%	72.6%	n/a	(0.6)%

(1)      For owned and leased communities.

Comparable communities (senior living communities that we have operated continuously since April 1, 2010):

	Three months ended June 30,
(dollars in thousands, except average daily rate)	2011	2010	$ Change	% Change
Senior living revenue	$262,829	$257,306	$5,523	2.1%
Senior living wages and benefits	(132,291)	(128,076)	(4,215)	(3.3)%
Other senior living operating expenses	(60,408)	(58,614)	(1,794)	(3.1)%
No. of communities (end of period)	209	209	n/a	—
No. of living units (end of period)	22,150	22,150	n/a	—
Occupancy %	85.1%	86.3%	n/a	(1.2)%
Average daily rate	$151.65	$146.54	$5.11	3.5%
Percent of senior living revenue from Medicaid	12.7%	13.2%	n/a	(0.5)%
Percent of senior living revenue from Medicare	15.6%	14.2%	n/a	1.4%
Percent of senior living revenue from private and other sources	71.7%	72.6%	n/a	(0.9)%

Rehabilitation hospitals:

	Three months ended June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Rehabilitation hospital revenues	$26,337	$25,109	$1,228	4.9%
Rehabilitation hospital expenses	(23,445)	(22,960)	(485)	(2.1)%
Rent expense	(2,580)	(2,472)	(108)	(4.4)%
Depreciation and amortization expense	(44)	(32)	(12)	(37.5)%
Rehabilitation hospital income (loss) from continuing operations	$268	$(355)	$623	175.5%

Corporate and Other:(1)

	Three months ended June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Institutional pharmacy revenue	$19,573	$19,913	$(340)	(1.7)%
Institutional pharmacy expenses	(18,642)	(19,484)	842	4.3%
Depreciation and amortization expense	(810)	(918)	108	11.8%
General and administrative expense(2)	(14,154)	(14,077)	(77)	(0.5)%
Gain on investments in trading securities	—	4,187	(4,187)	(100.0)%
Loss on UBS put right related to auction rate securities	—	(4,044)	4,044	(100.0)%
Equity in income (losses) of Affiliates Insurance	46	(24)	70	291.7%
Gain on early extinguishment of debt	—	418	(418)	(100.0)%
Gain on sale of available for sale securities	51	—	51	—
Interest, dividend and other income	312	512	(200)	(39.1)%
Interest and other expense	(655)	(728)	73	10.0%
Provision for income taxes	(441)	(560)	119	21.3%
Corporate and Other loss from continuing operations	$(14,720)	$(14,805)	$85	—

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

Consolidated:

	Three months ended June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Summary of revenue:
Senior living communities	$266,653	$257,306	$9,347	3.6%
Rehabilitation hospital revenue	26,337	25,109	1,228	4.9%
Corporate and other	19,573	19,913	(340)	(1.7)%
Total revenue	$312,563	$302,328	$10,235	3.4%

Summary of income from continuing operations:
Senior living communities	$20,791	$23,149	$(2,358)	(10.2)%
Rehabilitation hospitals	268	(355)	623	175.5%
Corporate and other	(14,720)	(14,805)	85	—
Income from continuing operations	$6,339	$7,989	$(1,650)	(20.7)%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Senior living communities:

Our senior living revenue increased by 3.4% for the three months ended June 30, 2011 compared to the same period in 2010 primarily because the number of communities that we owned and leased increased from 209 to 218 as of the end of each period and increased per diem charges to residents, offset by a decrease in occupancy.  Our senior living revenue at the communities that we have operated continuously since April 1, 2010, or our comparable communities, increased by 2.1% due primarily to increased per diem charges to residents, offset by a decrease in occupancy.

Our senior living wages and benefits increased by 4.3% for the three months ended June 30, 2011 compared to the same period in 2010 primarily because the number of communities that we owned and leased increased from 209 to 218 as of the end of each period and increased health insurance costs at our comparable communities.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs increased by 4.3% because the number of communities that we owned and leased increased from 209 to 218, plus increased purchased service expenses and general maintenance expenses.  The senior living wages and benefits costs for our comparable communities increased by 3.3% due primarily to moderate wage increases and higher health insurance costs.  Other senior living operating expenses at our comparable communities increased by 3.1% due primarily to increases in purchased service expenses and general maintenance expenses.  Senior living rent expense increased by 2.1% primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH since April 1, 2010.

In June 2011, we began to manage 10 of the Managed Communities and for the three months ended June 30, 2011, we recorded management fee revenue of approximately $587,000 that included $562,000 of reimbursed costs we incurred on behalf of the Managed Communities.

Our senior living depreciation and amortization expense increased by 25.6% for the three months ended June 30, 2011 compared to the same period in 2010 primarily due to capital expenditures (net of sales of capital improvements to SNH); including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Our interest and other expenses increased by 152.9% for the three months ended June 30, 2011 compared to the comparable period in 2010 primarily as a result of the assumption of a FNMA mortgage note offset by the prepayment in July 2010 of one HUD insured mortgage.

During the three months ended June 30, 2011, we incurred $1.2 million of acquisition related costs for completed and pending transactions.

Rehabilitation hospitals:

Rehabilitation hospital revenues increased by 4.9% for the three months ended June 30, 2011 compared to the same period in 2010 primarily due to an increase in Medicare payment rates and a slight increase in occupancy.

Rehabilitation hospital expenses increased by 2.1% for the three months ended June 30, 2011 compared to the same period in 2010 primarily due to moderate wage increases and increases in labor and benefits expenses resulting from a slight increase in occupancy.

Rehabilitation hospital rent expense increased by 4.4% for the three months ended June 30, 2011 compared to the same period in 2010 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH since April 1, 2010.

Corporate and other:

Institutional pharmacy revenues and institutional pharmacy expenses decreased by 1.7% and 4.3%, respectively, for the three months ended June 30, 2011 compared to the same period in 2010 due to fewer customers served as a result of the loss of several accounts, lower occupancy at senior living communities served by our pharmacies and a number of commonly dispensed name brand drugs that became available as lower priced generic drugs.

General and administrative expenses increased by 0.5% for the three months ended June 30, 2011 compared to the same period in 2010 primarily as the result of increased regional support costs and expenses associated with the additional communities we began to operate subsequent to June 30, 2010, plus wage increases.  Our general and administrative expenses as a percentage of total revenue was 4.5% for the three months ended June 30, 2011 compared to 4.7% for the same period last year.

Our interest, dividend and other income decreased by 39.1% for the three months ended June 30, 2011 compared to the same period in 2010 primarily as a result of having less investable cash and lower yields realized on our investments.

During the three months ended June 30, 2010 we recognized a gain of $4.2 million on investments in trading securities related to our holdings of our auction rate securities, or ARS, and a loss of $4.0 million on the value of our right pursuant to an agreement with UBS to require UBS to acquire our ARS at par value.

During the three months ended June 30, 2010, we purchased and retired $7.7 million par value of the outstanding Notes for $6.9 million, plus accrued interest.  As a result of this purchase we recorded a gain on extinguishment of debt of $552,000, net of related unamortized costs.  This gain was partially offset by a $134,000 prepayment penalty related to one of our HUD insured mortgages.

For the three months ended June 30, 2011, we recognized an income tax expense of $441,000 which includes $403,000 of state taxes that are payable without regard to our tax loss carry forwards.  Tax expense also includes $38,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Key Statistical Data For the Six Months Ended June 30, 2011 and 2010:

The following tables present a summary of our operations for the six months ended June 30, 2011 and 2010:

Senior living communities:

	Six months ended June 30,
(dollars in thousands, except average daily rate)	2011	2010	$ Change	% Change
Senior living revenue	$529,445	$512,521	$16,924	3.3%
Management fee revenue (including $562 of reimbursed costs incurred on behalf of managed communities)	587	—	587	—
Senior living wages and benefits	(263,907)	(254,155)	(9,752)	(3.8)%
Other senior living operating expenses	(124,390)	(120,847)	(3,543)	(2.9)%
Costs incurred on behalf of managed communities	(562)	—	(562)	—
Rent expense	(90,504)	(88,794)	(1,710)	(1.9)%
Depreciation and amortization expense	(7,245)	(5,883)	(1,362)	(23.2)%
Interest and other expense	(214)	(171)	(43)	(25.1)%
Interest, dividend and other income	68	152	(84)	(55.3)%
Acquisition related costs	(1,304)	—	(1,304)	—
Senior living income from continuing operations	$41,974	$42,823	$(849)	(2.0)%

Total number of communities (end of period):
Leased and owned communities	218	209	9	4.3%
Managed communities	10	—	10	—
Number of total communities	228	209	19	9.1%

Number of living units:
Leased and owned living units	23,180	22,150	1,030	4.7%
Managed living units	824	—	824	—
Number of total living units	24,004	22,150	1,854	8.4%
Occupancy %(1)	85.4%	86.4%	n/a	(1.0)%
Average daily rate(1)	$151.38	$146.75	$4.63	3.2%
Percent of senior living revenue from Medicaid(1)	12.7%	13.1%	n/a	(0.4)%
Percent of senior living revenue from Medicare(1)	15.7%	14.2%	n/a	1.5%
Percent of senior living revenue from private and other sources(1)	71.6%	72.7%	n/a	(1.1)%

(1)                  For owned and leased communities.

Comparable communities (senior living communities that we have operated continuously since January 1, 2010):

	Six months ended June 30,
(dollars in thousands, except average daily rate)	2011	2010	$ Change	% Change
Senior living revenue	$525,268	$512,521	$12,747	2.5%
Senior living wages and benefits	(262,212)	(254,155)	(8,057)	(3.2)%
Other senior living operating expenses	(123,433)	(120,847)	(2,586)	(2.1)%
No. of communities (end of period)	209	209	n/a	—
No. of living units (end of period)	22,150	22,150	n/a	—
Occupancy %	85.3%	86.4%	n/a	(1.1)%
Average daily rate	$152.00	$146.75	$5.25	3.6%
Percent of senior living revenue from Medicaid	12.8%	13.1%	n/a	(0.3)%
Percent of senior living revenue from Medicare	15.8%	14.2%	n/a	1.6%
Percent of senior living revenue from private and other sources	71.4%	72.7%	n/a	(1.3)%

Rehabilitation hospitals:

	Six months ended June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Rehabilitation hospital revenues	$51,962	$49,161	$2,801	5.7%
Rehabilitation hospital expenses	(47,498)	(45,617)	(1,881)	(4.1)%
Rent expense	(5,161)	(4,895)	(266)	(5.4)%
Depreciation and amortization expense	(86)	(62)	(24)	(38.7)%
Rehabilitation hospital loss from continuing operations	$(783)	$(1,413)	$630	44.6%

Corporate and other:(1)

	Six months ended June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Institutional pharmacy revenue	$38,910	$39,490	$(580)	(1.5)%
Institutional pharmacy expenses	(37,531)	(38,506)	975	2.5%
Depreciation and amortization expense	(1,600)	(1,891)	291	15.4%
General and administrative(2)	(27,824)	(27,224)	(600)	(2.2)%
Gain on investments in trading securities	—	4,856	(4,856)	(100.0)%
Loss on UBS put right related to auction rate securities	—	(4,714)	4,714	100.0%
Equity in losses of Affiliates Insurance	83	(52)	135	259.6%
Gain on early extinguishment of debt	1	418	(417)	(99.8)%
Gain on sale of available for sale securities	127	—	127	—
Interest, dividend and other income	581	1,147	(566)	(49.3)%
Interest and other expense	(1,157)	(1,301)	144	11.1%
Provision for income taxes	(820)	(1,053)	233	22.1%
Corporate and Other loss from continuing operations	$(29,230)	$(28,830)	$(400)	(1.4)%

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

Consolidated:

	Six months ended June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Summary of revenue:
Senior living communities	$530,032	$512,521	$17,511	3.4%
Rehabilitation hospital revenue	51,962	49,161	2,801	5.7%
Corporate and Other	38,910	39,490	(580)	(1.5)%
Total revenue	$620,904	$601,172	$19,732	3.3%

Summary of income from continuing operations:
Senior living communities	$41,974	$42,823	$(849)	(2.0)%
Rehabilitation hospitals	(783)	(1,413)	630	44.6%
Corporate and Other	(29,230)	(28,830)	(400)	(1.4)%
Income from continuing operations	$11,961	$12,580	$(619)	(4.9)%

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

Senior living communities:

Our senior living revenue increased by 3.3% for the six months ended June 30, 2011 compared to the same period in 2010 primarily because the number of communities that we owned and leased increased from 209 to 218 as of the end of each period and increased per diem charges to residents, offset by a decrease in occupancy.  Our senior living revenue at the communities that we have operated continuously since January 1, 2010, or our comparable communities, increased by 2.5% due primarily to increased per diem charges to residents, offset by a decrease in occupancy.

Our senior living wages and benefits increased by 3.8% for the six months ended June 30, 2011 compared to the same period in 2010 primarily because the number of communities that we owned and leased increased from 209 to 218 as of the end of each period and increased health insurance costs at our comparable communities.   Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 2.9% due to the number of communities that we owned and leased increased from 209 to 218, plus increased purchased service expenses and general maintenance expenses, offset by a decrease in utilities.  Our senior living wages and benefits at our comparable communities increased by 3.2% due primarily to moderate wage increases and higher health insurance costs.  Our other senior living operating costs at our comparable communities increased by 2.1% for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to increases in our purchased service expenses and general maintenance expenses, offset by a decrease in utilities.  Our senior living rent expense increased by 1.9% primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2010.

In June 2011, we began to manage 10 of the Managed Communities and for the six months ended June 30, 2011, we recorded management fee revenue of approximately $587,000 that included $562,000 of reimbursed costs we incurred on behalf of the Managed Communities.

Our senior living depreciation and amortization increased by 23.2% for the six months ended June 30, 2011 compared to the comparable period in 2010 primarily due to capital expenditures (net of sales of capital improvements to SNH); including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

During the six months ended June 30, 2011, we incurred $1.3 million of acquisition related costs for completed and pending transactions.

Rehabilitation hospitals:

Our rehabilitation hospital revenues increased by 5.7% for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to an increase in Medicare payment rates and a slight increase in occupancy.

Our rehabilitation hospital expenses increased by 4.1% for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to moderate wage increases and increases in labor and benefits expenses resulting from a slight increase in occupancy.

Our rehabilitation hospital rent expense increased by 5.4% for the six months ended June 30, 2011 compared to the same period in 2010 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH since January 1, 2010.

Corporate and other:

Institutional pharmacy revenues and institutional pharmacy expenses decreased by 1.5% and 2.5%, respectively, for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to fewer customers served as a result of the loss of several accounts, lower occupancy at senior living communities served by our pharmacies and a number of commonly dispensed name brand drugs that became available as lower priced generic drugs.

Our general and administrative expenses increased by 2.2% for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to the result of increased regional support costs at the additional communities we began to operate subsequent to June 30, 2010 and wage increases.  Our general and administrative expenses as a percentage of total revenue was 4.5% for the six months ended June 30, 2011 and 2010.

During the six months ended June 30, 2010, we recognized a gain of $4.9 million investments in trading securities related to holdings of our ARS, and a loss of $4.7 million on the value of our right pursuant to an agreement with UBS to require UBS to acquire our ARS at par value.

During the six months ended June 30, 2011, we purchased and retired $623,000 par value of the outstanding Notes for $604,000 plus accrued interest, and recorded a gain of $1,000 net of related unamortized costs on early extinguishment of debt.

During the six months ended June 30, 2010, we purchased and retired $7.7 million par value of the outstanding Notes for $6.9 million plus accrued interest.  As a result of the purchase we recorded a gain on extinguishment of debt of $552,000, net of related unamortized costs.  This gain is offset by $134,000 related to a penalty to prepay one of our HUD insured mortgages.

Our interest, dividend and other income decreased by 49.3% for the six months ended June 30, 2011 compared to the same period in 2010 primarily as a result of our having less investable cash and lower yields realized on our investments.

Our interest and other expense decreased by 11.1% for the six months ended June 30, 2011 compared to the same period in 2010 primarily as a result of the purchase and retirement of $12.4 million of the outstanding Notes since January 1, 2010.

For the six months ended June 30, 2011, we recognized income tax expense of $820,000, which includes expense of $744,000 tax for state taxes on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also includes $76,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had unrestricted cash and cash equivalents of $43.2 million, $35.0 million available to borrow on our $35.0 million revolving line of credit and $39.0 million available under the Bridge Loan for acquisitions of the remaining Indiana communities.

We believe that a combination of our existing cash, cash equivalents, net cash from operations and our ability to borrow on our Credit Agreement will provide us with adequate cash flow to run our businesses, invest in and maintain our properties and fund our acquisition commitments for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies continue to decline and we are unable to generate positive cash flow for some period, we will explore alternatives to fund our operations.  Such alternatives may include further reducing our costs, incurring debt in addition to our Credit Agreement, engaging in sale leaseback transactions of our owned communities and issuing new equity or debt securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but this registration statement does not assure that there will be buyers for such securities.

Assets and Liabilities

Our total current assets at June 30, 2011 were $160.2 million, compared to $136.0 million at December 31, 2010.  At June 30, 2011, we had cash and cash equivalents of $43.2 million compared to $20.8 million at December 31, 2010.  Our current and long term liabilities were $160.2 million and $91.7 million, respectively, at June 30, 2011 compared to $137.9 million and $77.1 million, respectively, at December 31, 2010.  The increase in cash and cash equivalents is primarily the result of our borrowings under the Bridge Loan, the proceeds of our sale of common shares and cash flow generated from operations.  The increase in current liabilities is primarily the result of our borrowing under the Bridge Loan, and the accrual of bonus and other employee benefit payments. The increase in long term liabilities is primarily the result of the assumption of the FNMA mortgage note in connection with the senior living community we acquired in May 2011.

We had cash flows of $31.5 million from continuing operations for the six months ended June 30, 2011 compared to $61.3 million for the same period in 2010.  Acquisitions of property plant and equipment, other than those sold to SNH, were $14.7 million and $9.1 million for the six months ended June 30, 2011 and 2010, respectively.

Acquisitions

In May 2011, we acquired a senior living community containing 116 living units located in Arizona for $25.6 million, excluding closing costs.  We financed the acquisition with cash on hand and by assuming a FNMA mortgage note for $20.0 million.  We have included the results of this community’s operations in our consolidated financial statements from the date of acquisition. We allocated the purchase price of this community to land, building and equipment. This community primarily provides independent and assisted living services and all of the residents pay for their services with private resources.

Also in May 2011, we agreed to acquire six senior living communities located in Indiana containing 738 living units for $122.8 million, excluding closing costs and including the assumption of approximately $19.5 million of mortgage notes.  The six communities primarily offer independent and assisted living services, which are paid by residents from their private resources.  In June 2011, we completed the acquisition of two of these communities containing 197 living units for an aggregate purchase price, excluding closing costs, of $40.4 million and funded the acquisition with proceeds of the Bridge Loan.  In July 2011, we completed the acquisition of an additional community containing 151 living units for a purchase price, excluding closing costs, of $30.4 million and funded the acquisition with the proceeds of a public offering of our common shares and by borrowing $15.0 million under the Bridge Loan.  We expect to complete the acquisition of the remaining three communities containing 390 living units for an aggregate purchase price, excluding closing costs, of $52.0 million and fund the acquisition by assuming approximately $19.5 million of mortgage notes secured by these communities, using the proceeds of a public offering of our common shares, using drawings under the Bridge Loan and using cash on hand for the balance.

Shareholders’ Equity

In June 2011, we issued 11,500,000 of our common shares in a public offering, raising net proceeds of approximately $54.1 million.  We used proceeds from this offering to repay outstanding borrowings under the Bridge Loan and subsequently to fund a portion of the cash purchase price of the Indiana communities described above.

Our Leases and Management Agreements with SNH

As of June 30, 2011, we leased 187 senior living communities and two rehabilitation hospitals from SNH and managed 10 senior living communities for the account of SNH.  Our total annual rent payable to SNH as of June 30, 2011 was $192.9 million, excluding percentage rent based on increases in gross revenues at certain properties.  We paid approximately $1.2 million and $1.0 million in percentage rent to SNH for the three months ended June 30, 2011 and 2010, respectively, and $2.5 million and $2.1 million in percentage rent to SNH for the six months ended June 30, 2011 and 2010, respectively.

On May 1, 2011, we commenced leasing a senior living community from SNH with 73 living units located in Illinois and we acquired approximately 14 acres of vacant land adjacent to the community for possible expansion for $1.3 million from an unrelated third party.  Our rent payable to SNH for this community is $608,000 per year.  Percentage rent, based on increases in gross revenues at this community will commence in 2013.  We added this community to our Lease No. 1 with SNH, which has a current term expiring in 2024.

In March 2011, SNH agreed to acquire 20 senior living communities with 2,111 living units located in five states in the Southeast United States.  These senior living communities primarily offer independent and assisted living services, which are primarily paid by residents from their private resources.  On May 12, 2011, we entered into long term contracts with SNH to manage the Managed Communities, and agreed to lease the Leased Communities, when SNH acquired them.  In June, 2011, we began to manage 10 of the Managed Communities with 824 living units and to lease four of the Leased Communities with 523 living units.  In July, we began to manage two of the remaining five Managed Communities and began to lease the remaining Leased Community.  We expect to begin managing the remaining three Managed Communities for SNH during the third or fourth quarter of 2011.  Our minimum rent payable to SNH for the Leased Communities is approximately $6.9 million per year.  Percentage rent, based on increases in gross revenues at the Leased Communities, will commence in 2013.  We added the Leased Communities to Leases Nos. 1, 2 and 4 with SNH, which have current terms expiring at varying dates ranging from April 2017 to June 2026.

In November 2010, at our request, SNH agreed to sell one assisted living community in Pennsylvania with 70 living units that was leased to us.  SNH sold this community in May 2011 and our annual rent to SNH decreased by approximately $72,000.

Also in November 2010, at our request, SNH agreed to sell three SNFs in Georgia with a total of 329 living units that were leased to us.  SNH sold two of these communities in May and one community in June and our annual rent to SNH decreased by approximately $1.8 million.

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas.  During the six months ended June 30, 2011, SNH reimbursed us $15.3 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent increasing by approximately $1.2 million.

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

At some of our senior living communities (principally our SNFs) and at our rehabilitation hospitals and clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I of our Annual Report, under the caption “Government Regulation and Reimbursement,” and in Part 1, Item 2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2011, under the caption “Our Revenues.”  Medicare and Medicaid revenues were earned primarily at our SNFs, our two rehabilitation hospitals and our pharmacy operations.  We derived 33.3% and 32.0% of our total revenues from these programs during the six months ended June 30, 2011 and 2010, respectively.

Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $115.4 million and $101.8 million during the six months ended June 30, 2011 and 2010, respectively.  Our net Medicaid revenues from services to senior living community residents and at our rehabilitation hospitals totaled $67.7 million and $68.3 million during the six months ended June 30, 2011 and 2010, respectively.  Our pharmacy revenues from Medicare and Medicaid were $19.5 million and $2.4 million during the six months ended June 30, 2011, respectively, and $18.1 million and $2.5 million during the six months ended June 30 2010, respectively.

The Federal Centers for Medicare and Medicaid Services, or CMS, has recently issued proposed rules to update Medicare prospective payment rates for SNFs, which will affect the 5,354 skilled nursing units we operate.  The proposed rules include an increase in the Medicare payment rates for SNFs that CMS estimates to be approximately 1.5% in federal fiscal year 2012, as the result of an annual increase of approximately 2.7% to account for inflation, reduced by a productivity adjustment of 1.2% pursuant to the Patient Protection and Affordable Care Act, or PPACA, which is discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement.”  However, the proposed rules also include a recalibration of the case mix indexes to more accurately reflect budget neutrality in expenditures between the RUG IV system implemented in federal fiscal year 2011 and the previous case mix classification system that might result in a net reduction in Medicare rates for SNFs.  If CMS implements the recalibration as part of the final rules, it estimates that the rules would result in a net reduction in aggregate Medicare payments rates for SNFs of approximately 11.0% in federal fiscal year 2012.  Applying the current proposed rulemaking and CMS’s estimate to our SNF Medicare revenues in the year ended December 31, 2010 and the six months ended June 30, 2011, our revenues would have increased by approximately $2.0 million and $1.1 million, respectively, if the full increase was implemented without the recalibration and would have been reduced by approximately $14.9 million and $8.0 million respectively, if the full recalibration was implemented as part of the final rules.  We are unable to predict the final rule’s impact on Medicare payment rates; however, such impact may be adverse and material to our operations and our future financial results of operations.

CMS has also recently issued proposed rules to update Medicare prospective payment rates for inpatient rehabilitation facilities, or IRFs, which will affect the two rehabilitation hospitals we operate.  The proposed rules include an increase in the Medicare payment rates for IRFs that CMS estimates to be approximately 1.8% overall in federal fiscal year 2012, as the result of a rebased annual increase of approximately 2.8% to account for inflation, reduced by 0.1% and by a productivity adjustment of 1.2%, both pursuant to PPACA, and increased by 0.3% in estimated outlier payments due to an update in the outlier threshold.  Medicare revenues realized at our IRFs in the year ended December 31, 2010 and the six months ended June 30, 2011, were approximately $60.3 million and $33.1 million, respectively.  The calculation of Medicare rate adjustments applicable at our IRFs is complex and will depend upon patient case mixes. Accordingly, we cannot predict the final impact of the proposed Medicare rate adjustments to our IRF results at this time.

Two federal U.S. District Court decisions holding PPACA or parts of it to be unconstitutional have been appealed.   Several U.S. District Court decisions dismissing constitutional challenges to PPACA have also been appealed.   A U.S. Court of Appeals recently upheld a District Court decision that held a challenged section of PPACA to be constitutional.  The other appeals are pending.  In addition, one house of Congress has voted to repeal PPACA, and members of Congress have proposed legislation to deny funding to implement PPACA or parts of PPACA.  Members of Congress have also proposed various reforms to Medicare and Medicaid, including substantial structural changes to the programs and long-term reductions in federal funding.

The U.S. House of Representatives earlier in 2011 approved a budget outline intended to limit the long term growth of federal Medicare and Medicaid expenditures by changing Medicare to a system of premium support payments to assist new beneficiaries in purchasing private health insurance starting in 2022, changing Medicaid to a system of block grants to the states starting in 2013, and repealing key provisions of PPACA.  The Obama Administration had proposed a plan intended to control the long term growth of federal Medicare and Medicaid expenditures by expanding the authority of the Independent Payment Advisory Board established by PPACA, building on other PPACA changes, making Medicaid more flexible for the states without using block grants and authorizing CMS to negotiate directly with pharmaceutical manufacturers to secure reductions in Medicare Part D prescription drug prices.  Recently there have been media reports that the Obama Administration is considering additional measures to reduce or slow the long term growth of federal Medicare and Medicaid expenditures, including reducing Medicare rates of payment to some providers including SNFs and changing the formula for federal payments to states for Medicaid programs.

Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.  Also, effective June 30, 2011, Congress ended certain increases in federal payments to states for Medicaid programs, in effect since October 1, 2008.  We expect the phasing out of these temporary federal payments, combined with the anticipated slow recovery of state revenues, to result in continued difficult state fiscal conditions.  Some state budget deficits likely will increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be material to our operations and may affect our future results of operations.  Similarly, we are unable to predict the impact on us of the insurance changes, payment changes, and health care delivery systems changes contained in and to be developed pursuant to PPACA, or the impact the various challenges and potential changes to PPACA may have on its implementation.  Expanded insurance availability may provide more paying customers for the services we provide.  However, if the changes to be implemented under PPACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be materially and adversely affected.

Debt Financings and Covenants

We have a $35.0 million Credit Agreement that matures on March 18, 2013 when all amounts outstanding are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of June 30, 2011.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder or upon the occurrence and continuation of certain events of default.  As of June 30, 2011 and July 28, 2011, no amounts were outstanding under our Credit Agreement.  We believe we are in compliance with all applicable covenants under our Credit Agreement.

In May 2011, we and SNH entered into a Bridge Loan agreement under which SNH agreed to lend us up to $80.0 million to fund a part of the purchase price for the acquisition of the Indiana communities described above.  In June 2011, we acquired two of the Indiana communities and, in connection with that acquisition, borrowed $41.0 million under the Bridge Loan.  We subsequently repaid $32.0 million of this advance in June 2011 with the proceeds of a public offering of our common shares.  We borrowed $15.0 million under the Bridge Loan in July 2011 in connection with the acquisition of an additional Indiana community.  The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to SNH’s borrowings under its revolving credit facility, plus 1%, or 2.8%, as of June 30, 2011.  The Bridge Loan agreement contains various covenants, including restrictions on our ability to incur liens upon or dispose of the collateral securing the Bridge Loan.  The Bridge Loan agreement also contains events of default including non-payment, a change in control of us and certain events of insolvency.  As of June 30, 2011 and July 28, 2011, $9.0 million and $24.0 million, respectively, was outstanding under the Bridge Loan and, as of July 28, 2011, $24.0 million was available under the Bridge Loan to fund a portion of the cash purchase price of the remaining three Indiana communities.  We believe we are in compliance with all applicable covenants under the Bridge Loan agreement.  Interest expense and other associated costs related to the Bridge Loan were $58,000 for the three and six months ended June 30, 2011.

In October 2006, we issued $126.5 million principal amount of the Notes.  Our net proceeds from this issuance were approximately $122.6 million.  The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time.  The initial and current conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of the Notes, which represents a conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  We issued these Notes pursuant to an indenture, which contains various customary covenants.  As of June 30, 2011 and July 28, 2011, we believe we are in compliance with all applicable covenants of this indenture.

During the six months ended June 30, 2011, we purchased and retired $623,000 par value of the outstanding Notes and recorded a gain of $1,000, net of related unamortized costs on early extinguishment of debt.  We funded these purchases principally with available cash.  As a result of these purchases and other purchases we made in prior years, $37.3 million in principal amount of the Notes remain outstanding.

At June 30, 2011, two of our communities, which are included in discontinued operations, were encumbered by HUD insured mortgage notes and one of our communities was encumbered by a FNMA mortgage note totaling $27.7 million.  These mortgages contain HUD and FNMA standard mortgage covenants.  We recorded a mortgage premium in connection with the FNMA mortgage note in order to record the assumed mortgage note at its estimated fair value.  We are amortizing the mortgage premium as a reduction of interest expense until the maturity of the mortgage note. The weighted average interest rate on these notes was 6.30%.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039.  As of June 30, 2011 and July 28, 2011, we believe we are in compliance with all applicable covenants under these mortgages.

Off Balance Sheet Arrangements

As of June 30, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $18.8 million arising from our operation of 56 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender, FNMA.

Related Person Transactions

SNH is our former parent company, our largest landlord and our largest shareholder (owning approximately 4,235,000 of our common shares, which represented approximately 8.9% of our outstanding common shares as of June 30, 2011).  RMR provides management services to both us and SNH.  One of our Managing Directors is also a managing trustee of SNH and our other Directors also serve as directors or trustees of other companies managed by RMR.  As of June 30, 2011, we leased 187 senior living communities and two rehabilitation hospitals from SNH and managed 10 communities for the account of SNH.  Under our leases with SNH, we pay SNH rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.

On May 1, 2011, we commenced leasing a senior living community from SNH with 73 living units located in Illinois and we acquired approximately 14 acres of vacant land adjacent to the community for possible expansion for approximately $1.3 million from an unrelated party.  Our rent payable to SNH for this community is $608,000 per year.  Percentage rent, based on increases in gross revenues at this community, will commence in 2013.  We added this community to our Lease No. 1 with SNH, which has a current term expiring in 2024.

In March 2011, SNH agreed to acquire, from an unrelated party, 20 senior living communities with 2,111 living units located in five states in the Southeast United States.  These senior living communities primarily offer independent and assisted living services, which are primarily paid by residents from their private resources.  On May 12, 2011, we entered into long term contracts with SNH to manage the 15 Managed Communities and agreed to lease the five Leased Communities when SNH acquired them.  In June 2011, we began to manage 10 of the Managed Communities with 824 living units and to lease four of the Leased Communities with 523 living units.  In July, we began to manage two of the remaining five Managed Communities and began to lease the remaining Leased Community.  We expect to begin managing the remaining three Managed Communities for SNH during the third or fourth quarter of 2011.  Our minimum rent payable to SNH for the Leased Communities is approximately $6.9 million per year.  Percentage rent, based on increases in gross revenues at the Leased Communities, will commence in 2013.  We added the Leased Communities to Leases Nos. 1, 2 and 4 with SNH, which have current terms expiring at varying dates ranging from April 2017 to June 2026.

The management contracts for the Managed Communities provide us with a management fee equal to 3% of the gross revenues realized at the Managed Communities, plus reimbursement for our direct costs and expenses related to the Managed Communities and an incentive fee equal to 35% of the net operating income of the Managed Communities after SNH realizes a return equal to 8% of its invested capital. The Management Contracts have an initial term of 20 years, and we have options to extend all, but not less than all, of the Management Contracts for two consecutive renewal terms of 15 years each.  After December 31, 2017, SNH has the right, subject to our cure rights, to terminate the Management Contracts if it does not receive its minimum return in each of three consecutive years. We have a limited right to require the sale of underperforming communities.  Special committees of each of our Board of Directors and SNH’s board of trustees composed solely of our Independent Directors and SNH’s independent trustees who are not also Directors or trustees of the other party and who were represented by separate counsel reviewed and approved the terms of the Management Contracts.  For the three and six months ended June 30, 2011, we recorded $25,000 in management fee revenue and $562,000 of reimbursed costs incurred on behalf of the Managed Communities.

In November 2010, at our request, SNH agreed to sell one assisted living community in Pennsylvania with 70 living units that was leased to us. SNH sold this community in May 2011 and our annual rent to SNH decreased by approximately $72,000.

Also in November 2010, at our request, SNH agreed to sell three SNFs in Georgia with a total of 329 living units that were leased to us. SNH sold two of these communities in May and one community in June and our annual rent to SNH decreased by approximately $1.8 million.

Our rent expense under our leases with SNH was approximately $95.5 million and $93.9 million for the six months ended June 30, 2011 and 2010, respectively, net of $450,000 amortization of a lease inducement from SNH in each period.  During the three and six months ended June 30, 2011, pursuant to the terms of our leases with SNH, we sold approximately $4.5 million and $15.3 million, respectively, of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $359,000 and $1.2 million, respectively.   Our total minimum annual rent payable to SNH under our leases with SNH as of June 30, 2011 was approximately $192.9 million, excluding percentage rent.  Additional information regarding our leases with SNH appears in Item 2 of our Annual Report under the section captioned “Our SNH Leases”.

As discussed above, in May 2011, we and SNH entered into a Bridge Loan agreement, under which SNH agreed to lend us up to $80.0 million.  The terms of the Bridge Loan agreement were reviewed and approved by special committees of each of our Board of Directors and SNH’s board of trustees composed solely of our Independent Directors and SNH’s independent trustees who are not also Directors or trustees of the other party and who were represented by separate counsel.  As of June 30, 2011 and July 28, 2011, there was $9.0 million and $24.0 million, respectively, outstanding on the Bridge Loan.  We recognized interest expense of $58,000 for the three and six months ended June 30, 2011, which is included in interest and other expenses on our condensed consolidated statement of income.

RMR provides us with certain management, administrative and information systems services under the Business Management Agreement.  Pursuant to the Business Management Agreement, we incurred expenses for those services of approximately $2.8 million during each of the three months ended June 30, 2011 and 2010, and $5.6 million and $5.5 million during each of the six months ended June 30, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statement of income.  In May 2011, we and RMR entered into an amendment to the Business Management Agreement.  The amendment adjusted the determination of the fees payable by us to RMR under the Business Management Agreement.  The Business Management Agreement provides for compensation to RMR at an annual business management fee equal to 0.6% of our revenues.  As amended, revenues are defined as our total revenues from all sources reportable under GAAP less any revenues reportable by us with respect to facilities and other properties for which we provide management services plus the gross revenues at those facilities and other properties determined in accordance with GAAP.  In addition, the amendment also amended certain procedures for the arbitration of disputes pursuant to the Business Management Agreement.  The terms of the amendment described above were reviewed and approved by the Compensation Committee of our Board of Directors, which consists solely of our Independent Directors.

Historically we have leased office space for our headquarters operations in two buildings from companies affiliated with RMR.  In May 2011, we entered into a new lease which consolidates our headquarters into one building owned by an affiliate of RMR.  This new lease requires us to pay current annual rent of approximately $730,000.  The terms of this new lease were reviewed and approved by a special committee of our Board of Directors composed solely of our Independent Directors.  For more information concerning this lease, please see our May 13th Current Report.  We also lease a regional management office in Atlanta, Georgia from another company managed by RMR, CommonWealth REIT, for annual rent of approximately $64,000, but this regional office lease was not changed.

We, RMR, SNH and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  All of our Directors and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  As of June 30, 2011, we have invested approximately $5.2 million in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  This investment had a carrying value of $5.2 million and $5.1 million as of June 30, 2011 and December 31, 2010, respectively.  During the three and six months ended June 30, 2011 and 2010, we recognized income of $46,290 and $83,067 and a loss of $(23,695) and $(51,755), respectively, related to this investment.  In 2010, AIC has designed a combination property insurance program for us and other AIC shareholders in which AIC participates as a reinsurer. Our total premiums under this program for the policy years expiring May 31, 2011 and 2012 were approximately $2.9 million and $4.5 million, respectively.  We are currently investigating possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about the relationships among us, our Directors and executive officers, SNH, RMR, AIC and other companies to which RMR provides management services, and about the risks which may arise from these relationships, please refer to our Annual Report and our other filings with the SEC, including the sections captioned “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report, the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement and our May 13th Current Report.  Our Annual Report, Proxy Statement and May 13th Current Report are available at the SEC website: www.sec.gov.

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

Changes in market interest rates affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $27.7 million mortgage debt and $37.3 million outstanding Notes on June 30, 2011 would decline by approximately $3.0 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $27.7 million mortgage debt and $37.3 million outstanding Notes on June 30, 2011, would increase by approximately $3.2 million.

Our Credit Agreement bears interest at floating rates and matures on March 18, 2013.  As of June 30, 2011 and July 28, 2011, no amounts were outstanding under our Credit Agreement.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of our Credit Agreement but could affect our operating results.  For example, if the maximum amount of $35.0 million were drawn under our Credit Agreement and interest rates above the floor or minimum rate decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $350,000, or $0.01 per share, based on our currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

The Bridge Loan bears interest at floating rates and matures on July 1, 2012.  As of June 30, 2011 and July 28, 2011, $9.0 million and $24.0 million, respectively was outstanding under the Bridge Loan.  We borrow in U.S. dollars and borrowings under the Bridge Loan bear interest at a rate equal to the annual rates of interest applicable to SNH’s borrowings under its revolving credit facility, plus 1%, or 2.8% as of June 30, 2011.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of the Bridge Loan but could affect our operating results.  For example, if the $24.0 million outstanding under our Bridge Loan remains outstanding and interest rates decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $240,000, or $0.01 per share, based on our currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS;

•                  COMPETITION WITHIN THE SENIOR LIVING INDUSTRY AND OUR OTHER BUSINESSES;

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS;

•                  CHANGES IN MEDICARE AND MEDICAID POLICIES WHICH COULD RESULT IN REDUCED RATES OF PAYMENT OR A FAILURE OF THESE RATES TO COVER OUR COST INCREASES;

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SNH, RMR AND THEIR RELATED PERSONS AND ENTITIES; AND

•                  COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES.

FOR EXAMPLE:

•                  THE VARIOUS GOVERNMENTS WHICH PAY US FOR THE GOODS AND SERVICES WE PROVIDE TO OUR RESIDENTS AND PATIENTS WHO ARE ELIGIBLE FOR MEDICARE AND MEDICAID ARE CURRENTLY EXPERIENCING SEVERE BUDGET SHORTFALLS AND MAY LOWER THE MEDICARE AND MEDICAID RATES THEY PAY US.  BECAUSE WE OFTEN CAN NOT ETHICALLY LOWER THE QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE AND MEDICAID RATES, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL;

•                  THE CLOSINGS OF THE REMAINING INDIANA COMMUNITIES ARE SUBJECT TO OUR OBTAINING REGULATORY APPROVALS AND CERTAIN LENDER CONSENTS AND SATISFACTION OF OTHER CLOSING CONDITIONS. WE CURRENTLY EXPECT THAT ALL OF THE REQUIRED APPROVALS AND CONSENTS WILL BE OBTAINED AND OTHER CONDITIONS WILL BE SATISFIED, BUT SUCH APPROVALS, CONSENTS AND SATISFACTION OF CONDITIONS ARE NOT ASSURED AND WE CANNOT CONTROL THE TIMING OF REGULATORY APPROVALS, LENDER CONSENTS OR SATISFACTION OF CLOSING CONDITIONS. ACCORDINGLY, IT IS POSSIBLE THAT OUR ACQUISITION OF SOME OF THESE COMMUNITIES MAY BE DELAYED OR MAY NOT OCCUR;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE PURCHASE OF CERTAIN INDIANA COMMUNITIES BY US WAS FUNDED, IN PART, BY THE BRIDGE LOAN FROM SNH WHICH MATURES ON JULY 1, 2012.  THE BRIDGE LOAN AGREEMENT PROVIDES THAT IF THE BRIDGE LOAN IS NOT REPAID ON OR BEFORE ITS MATURITY DATE, SNH MAY SATISFY THE BRIDGE LOAN BY ACQUIRING CERTAIN OF THE COMMUNITIES SECURING REPAYMENT OF THE BRIDGE LOAN AND LEASING THEM TO US.  WE EXPECT TO BE ABLE TO REPAY THE BRIDGE LOAN BEFORE ITS MATURITY; HOWEVER, OUR ABILITY TO DO SO IS LARGELY DEPENDENT UPON MARKET CONDITIONS WHICH ARE BEYOND OUR CONTROL.  ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO REPAY OR REFINANCE THE BRIDGE LOAN OR REGARDING THE TERMS OF ANY SUCH REFINANCING;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE TERMS OF THE BRIDGE LOAN AGREEMENT AND THE MANAGEMENT CONTRACTS BETWEEN US AND SNH WERE APPROVED BY SPECIAL COMMITTEES OF EACH OF OUR BOARD OF DIRECTORS AND SNH’S BOARD OF TRUSTEES COMPOSED SOLELY OF OUR INDEPENDENT DIRECTORS AND SNH’S INDEPENDENT TRUSTEES WHO ARE NOT ALSO DIRECTORS OR TRUSTEES OF THE OTHER PARTY AND WHO WERE REPRESENTED BY SEPARATE COUNSEL.  THIS QUARTERLY REPORT ON FORM 10-Q ALSO STATES THAT THE TERMS OF THE AMENDMENT TO THE BUSINESS MANAGEMENT AGREEMENT WERE REVIEWED AND APPROVED BY THE COMPENSATION COMMITTEE OF OUR BOARD OF DIRECTORS COMPOSED SOLELY OF OUR INDEPENDENT DIRECTORS AND THAT THE TERMS OF OUR LEASE FOR OUR HEADQUARTERS WITH AN AFFILIATE OF RMR WERE APPROVED BY A SPECIAL COMMITTEE OF OUR BOARD OF DIRECTORS COMPOSED SOLELY OF OUR INDEPENDENT DIRECTORS WHO WERE REPRESENTED BY SEPARATE COUNSEL.  THE IMPLICATION OF THESE STATEMENTS MAY BE THAT THESE TERMS ARE ARMS LENGTH AND FAIR.  HOWEVER, BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, SNH AND RMR AND ITS AFFILIATES, THESE TERMS MAY BE EXPOSED TO CLAIMS THAT THEY ARE SOMEHOW UNFAIR, AND DEFENDING SUCH CLAIMS CAN BE EXPENSIVE AND DISTRACTING TO MANAGEMENT;

•                  OUR RESIDENTS AND PATIENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS; AND

•                  WE EXPECT TO OPERATE OUR REHABILITATION HOSPITALS AND PHARMACIES PROFITABLY.  HOWEVER, WE HAVE HISTORICALLY EXPERIENCED LOSSES FROM THESE OPERATIONS AND WE MAY BE UNABLE TO OPERATE THESE BUSINESSES PROFITABLY.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NEW LEGISLATION AFFECTING OUR BUSINESS, CHANGES IN OUR REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC WEBSITE: WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II.   Other Information

Item 6.  Exhibits

3.1	Composite Copy of Articles of Amendment and Restatement of the Company, dated as of December 5, 2001, as amended to date. (Filed herewith.)

3.2	Composite Copy of Articles of Amendment and Restatement of the Company, dated as of December 5, 2001, as amended to date (marked). (Filed herewith.)

10.1

Purchase and Sale Agreement, dated as of March 18, 2011, among Residential Care I, L.L.C., Residential Care III, Inc., Clearwater Garden Homes, L.L.C., Rosewalk Garden Homes, L.L.C. and American Senior Home Care, L.L.C., as sellers, and the Company, as buyer (with respect to the Clearwater Commons community and the Rosewalk Commons and Garden Homes community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.2

First Amendment to Purchase and Sale Agreement, dated as of April 27, 2011, among Residential Care I, L.L.C., Residential Care III, Inc., Clearwater Garden Homes, L.L.C., Rosewalk Garden Homes, L.L.C. and American Senior Home Care, L.L.C., as sellers, and the Company, as buyer (with respect to the Clearwater Commons community and the Rosewalk Commons and Garden Homes community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.3

Second Amendment to Purchase and Sale Agreement, dated as of May 9, 2011, among Residential Care I, L.L.C., Residential Care III, Inc., Clearwater Garden Homes, L.L.C., Rosewalk Garden Homes, L.L.C. and American Senior Home Care, L.L.C., as sellers, and the Company, as buyer (with respect to the Clearwater Commons community and the Rosewalk Commons and Garden Homes community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.4

Third Amendment to Purchase and Sale Agreement, dated as of May 11, 2011, among Residential Care I, L.L.C., Residential Care III, Inc., Clearwater Garden Homes, L.L.C., Rosewalk Garden Homes, L.L.C. and American Senior Home Care, L.L.C., as sellers, and the Company, as buyer (with respect to the Clearwater Commons community and the Rosewalk Commons and Garden Homes community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.5

Fourth Amendment to Purchase and Sale Agreement, dated as of May 12, 2011, among Residential Care I, L.L.C., Residential Care III, Inc., Clearwater Garden Homes, L.L.C., Rosewalk Garden Homes, L.L.C. and American Senior Home Care, L.L.C., as sellers, and the Company, as buyer (with respect to the Clearwater Commons community and the Rosewalk Commons and Garden Homes community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.6

Purchase and Sale Agreement, dated as of March 18, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as sellers, and the Company, as buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.7

First Amendment to Purchase and Sale Agreement, dated as of April 27, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as sellers, and the Company, as buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.8

Second Amendment to Purchase and Sale Agreement, dated as of May 9, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as sellers, and the Company, as buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.9

Third Amendment to Purchase and Sale Agreement, dated as of May 11, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as sellers, and the Company, as buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.10

Fourth Amendment to Purchase and Sale Agreement, dated as of May 12, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as sellers, and the Company, as buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.11

Fifth Amendment to Purchase and Sale Agreement, dated as of July 1, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as sellers, and the Company, as buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Filed herewith.)

10.12

Purchase and Sale Agreement, dated as of March 18, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as sellers, and the Company, as buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.13

First Amendment to Purchase and Sale Agreement, dated as of April 27, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as sellers, and the Company, as buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.14

Second Amendment to Purchase and Sale Agreement, dated as of May 9, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as sellers, and the Company, as buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.15

Third Amendment to Purchase and Sale Agreement, dated as of May 11, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as sellers, and the Company, as buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.16

Fourth Amendment to Purchase and Sale Agreement, dated as of May 12, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as sellers, and the Company, as buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.17

Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2011, by and among certain subsidiaries of Senior Housing Properties Trust, as landlord, and Five Star Quality Care Trust, as tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2011.)

10.18

Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2011, by and among certain subsidiaries of Senior Housing Properties Trust, as landlord, and Five Star Quality Care Trust, as tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2011.)

10.19

Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as landlord, and Five Star Quality Care Trust, as tenant. (Filed herewith.)

10.20

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as landlord, and certain subsidiaries of the Company, as tenant. (Filed herewith.)

10.21

Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, by and among certain subsidiaries of Senior Housing Properties Trust, as landlord, and certain subsidiaries of the Company, as tenant. (Filed herewith.)

10.22

Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, by and among certain subsidiaries of Senior Housing Properties Trust, as landlord, and certain subsidiaries of the Company, as tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2011.)

10.23

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as landlord, and certain subsidiaries of the Company, as tenant. (Filed herewith.)

10.24

$80,000,000 Bridge Loan Agreement, dated as of May 12, 2011, between Senior Housing Properties Trust, as lender, and the Company, together with certain affiliates thereof, collectively as borrower. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.25

Representative Form of Management Contract, dated as of May 12, 2011, between FVE Managers, Inc., as manager, and SNH SE Burlington Tenant LLC, as owner. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.26

Pooling Agreement, dated as of May 12, 2011, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.27

First Amendment to Amended and Restated Business Management and Shared Services Agreement, dated as of May 12, 2011, between RMR and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.28	Summary of Director Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)

99.1

Confirmation of and Joinder to Guarantees and Confirmation of and Joinder and Amendment to Security Agreements, dated as of May 1, 2011, by and among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Filed herewith.)

99.2

Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of June 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Filed herewith.)

99.3

Amendment to and Confirmation of Guarantees and Security Agreements, dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Filed herewith.)

99.4	Lease Agreement, dated as of June 23, 2011, between SNH/LTA SE Wilson LLC, as landlord, and FVE SE Wilson LLC, as tenant. (Filed herewith.)

99.5	Guaranty Agreement, dated as of June 23, 2011, from the Company in favor of SNH/LTA SE Wilson LLC. (Filed herewith.)

99.6

Joinder and Amendment to and Confirmation of Guarantees and Security Agreements, dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Filed herewith.)

99.7	Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE Home Place New Bern LLC, as landlord, and FVE SE Home Place New Bern LLC, as tenant. (Filed herewith.)

99.8	Guaranty Agreement, dated as of June 20, 2011, from the Company in favor of SNH/LTA SE Home Place New Bern LLC. (Filed herewith.)

99.9	Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE McCarthy New Bern LLC, as Landlord, and FVE SE McCarthy New Bern LLC, as Tenant. (Filed herewith.)

99.10	Guaranty Agreement, dated as of June 20, 2011, from the Company in favor of SNH/LTA SE McCarthy New Bern LLC. (Filed herewith.)

99.11

Joinder to and Confirmation of Guarantees and Joinder and Amendment to and Confirmation of Security Documents, dated as of July 22, 2011, by and among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Filed herewith.)

99.12

Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Filed herewith.)

99.13

Joinder and Amendment to and Confirmation of Guarantees and Security Agreements, dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Filed herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: July 28, 2011

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: July 28, 2011