Form 10-Q
period 2011-09-30
FIVE STAR QUALITY CARE INC
filed 2011-10-28
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of October  27, 2011: 47,557,362.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

SEPTEMBER 30, 2011

As used herein the terms “we”, “us”, “our” and “Five Star” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$41,946	$20,770
Accounts receivable, net of allowance of $5,761 and $5,224 at September 30, 2011 and December 31, 2010, respectively	59,972	64,806
Investments in available for sale securities, of which $6,012 and $1,022 are restricted as of September 30, 2011 and December 31, 2010, respectively	17,283	13,854
Restricted cash	5,171	6,594
Prepaid expenses and other current assets	21,001	17,084
Assets of discontinued operations	8,812	12,857
Total current assets	154,185	135,965

Property and equipment, net	353,639	201,223
Equity investment in Affiliates Insurance Company	5,245	5,076
Restricted cash	4,306	14,535
Restricted investments in available for sale securities	12,987	3,259
Goodwill and other intangible assets	15,383	15,722
Other long term assets	3,334	4,014
	$549,079	$379,794
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,512	$20,356
Accrued expenses	27,433	21,449
Accrued compensation and benefits	44,091	37,783
Due to related persons	16,306	17,841
Mortgage notes payable	1,012	—
Bridge loan from Senior Housing Properties Trust	48,000	—
Accrued real estate taxes	14,833	9,258
Security deposit liability	10,677	10,783
Other current liabilities	15,477	11,563
Liabilities of discontinued operations	8,854	8,878
Total current liabilities	208,195	137,911

Long term liabilities:
Mortgage notes payable	38,977	—
Convertible senior notes	37,282	37,905
Continuing care contracts	2,068	2,247
Accrued self insurance obligations	27,074	27,928
Other long term liabilities	7,715	9,036
Total long term liabilities	113,116	77,116

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01; 47,557,362 and 36,019,864 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	476	360
Additional paid in capital	352,501	297,715
Accumulated deficit	(129,983)	(138,783)
Cumulative other comprehensive income	4,774	5,475
Total shareholders’ equity	227,768	164,767
	$549,079	$379,794

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Senior living revenue	$275,605	$259,767	$803,647	$770,729
Rehabilitation hospital revenue	26,273	24,756	78,235	73,917
Institutional pharmacy revenue	18,914	20,280	57,824	59,770
Management fee revenue	359	—	383	—
Reimbursed costs incurred on behalf of managed communities	8,324	—	8,887	—
Total revenues	329,475	304,803	948,976	904,416

Operating expenses:
Senior living wages and benefits	136,135	129,071	398,975	382,095
Other senior living operating expenses	68,669	62,487	193,123	182,791
Costs incurred on behalf of managed communities	8,324	—	8,887	—
Rehabilitation hospital expenses	23,300	22,579	70,798	68,196
Institutional pharmacy expenses	18,472	19,717	56,003	58,223
Rent expense	50,140	47,176	145,480	140,809
General and administrative	14,418	13,751	42,242	40,975
Depreciation and amortization	5,858	4,047	14,779	11,872
Total operating expenses	325,316	298,828	930,287	884,961

Operating income	4,159	5,975	18,689	19,455

Interest, dividend and other income	368	321	1,017	1,621
Interest and other expense	(1,034)	(578)	(2,405)	(2,050)
Acquisition related costs	(226)	—	(1,530)	—
Gain on investments in trading securities	—	—	—	4,856
Loss on UBS put right related to auction rate securities	—	—	—	(4,714)
Equity in income (losses) of Affiliates Insurance Company	28	35	111	(17)
Gain on early extinguishment of debt	—	66	1	484
Gain on sale of available for sale securities	529	—	656	—

Income from continuing operations before income taxes	3,824	5,819	16,539	19,635
(Provision) benefit for income taxes	(186)	123	(1,006)	(930)
Income from continuing operations	3,638	5,942	15,533	18,705
Loss from discontinued operations	(4,166)	(784)	(6,733)	(1,309)

Net income (loss)	$(528)	$5,158	$8,800	$17,396

Weighted average shares outstanding - basic	47,557	35,724	40,294	35,698

Weighted average shares outstanding - diluted	47,557	38,937	43,169	39,302

Basic income (loss) per share from:
Continuing operations	$0.08	$0.17	$0.39	$0.52
Discontinued operations	(0.09)	(0.02)	(0.17)	(0.03)
Net income (loss) per share - basic	$(0.01)	$0.15	$0.22	$0.49

Diluted income (loss) per share from:
Continuing operations	$0.08	$0.16	$0.38	$0.51
Discontinued operations	(0.09)	(0.02)	(0.16)	(0.03)
Net income (loss) per share - diluted	$(0.01)	$0.14	$0.22	$0.48

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,800	$17,396
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,779	11,872
Gain on early extinguishment of debt	(1)	(484)
Loss from discontinued operations	6,733	1,309
Gain on investments in trading securities	—	(4,856)
Loss on UBS put right related to auction rate securities	—	4,714
Gain on sale of available for sale securities	(656)	—
Equity in (income) losses of Affiliates Insurance Company	(111)	17
Stock-based compensation	949	514
Provision for losses on receivables	5,536	(6)
Changes in assets and liabilities:
Accounts receivable	(662)	(1,068)
Prepaid expenses and other assets	(2,760)	1,243
Investment securities	—	74,425
Accounts payable and accrued expenses	6,975	(11,248)
Accrued compensation and benefits	6,308	10,205
Due to related persons	(1,535)	105
Other current and long term liabilities	5,400	5,838
Net cash provided by operating activities	49,755	109,976

Net cash used in discontinued operations	(2,703)	(597)

Cash flows from investing activities:
Acquisition of property and equipment	(45,005)	(37,127)
Acquisition of senior living communities, net of working capital assumed	(107,165)	(13,232)
Payments from restricted cash and investment accounts, net	(3,117)	(32)
Investment in Affiliates Insurance Company	—	(75)
Proceeds from disposition of property and equipment held for sale	25,877	23,768
Proceeds from sale of available for sale securities	2,504	514
Net cash used in investing activities	(126,906)	(26,184)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	53,953	—
Proceeds from borrowings on credit facilities	12,000	10,649
Repayments of borrowings on credit facilities	(12,000)	(49,790)
Proceeds from borrowing on the Bridge loan from Senior Housing Properties Trust	80,000	—
Repayments of borrowing on the Bridge loan from Senior Housing Properties Trust	(32,000)	—
Purchase and retirement of convertible senior notes	(623)	(7,778)
Repayments of mortgage notes payable	(300)	(4,584)
Net cash provided by (used in) financing activities	101,030	(51,503)

Change in cash and cash equivalents during the period	21,176	31,692
Cash and cash equivalents at beginning of period	20,770	5,017
Cash and cash equivalents at end of period	$41,946	$36,709

Supplemental cash flow information:
Cash paid for interest	$1,454	$1,527
Cash paid for income taxes	$1,257	$987

Non-cash activities:
Issuance of common stock	$298	$174
Real estate acquisition	$(40,289)	$—
Assumption of mortgage notes payable	$40,289	$—

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, which we refer to as the Company, we, us or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  For discussion of our liquidity and capital resources see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

We operate and manage senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of September 30, 2011, we operated and managed 236 senior living communities containing 25,181 living units, including 198 primarily independent and assisted living communities with 21,758 living units and 38 SNFs with 3,423 living units.  We own and operate 31 communities (2,954 living units), we lease and operate 191 communities (20,811 living units) and we manage 14 communities (1,416 living units).  Our 236 senior living communities included 7,263 independent living apartments, 12,535 assisted living suites and 5,383 skilled nursing units.  Two SNFs owned and operated by us containing 271 living units and one assisted living community leased from Senior Housing Properties Trust, or SNH, and operated by us containing 103 living units that we have classified as discontinued operations are excluded from all the preceding data in this paragraph.

We also lease and operate two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and at three satellite locations.  In addition, we lease and operate 13 outpatient clinics affiliated with these rehabilitation hospitals.  We also own and operate five institutional pharmacies.

Note 2. Recent Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board issued an accounting standards update requiring healthcare entities to change the presentation of their statements of operations by reclassifying any provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue. The update also requires enhanced disclosure about policies for recognizing revenue and assessing bad debts.  The update is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of this update is not expected to cause any material changes to our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30, 2011	December 31, 2010
Land	$21,849	$14,254
Buildings and improvements	284,609	155,552
Furniture, fixtures and equipment	100,212	71,225
	406,670	241,031
Accumulated depreciation	(53,031)	(39,808)
	$353,639	$201,223

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

As of September 30, 2011 and December 31, 2010, we had assets of $4,722 and $7,752, respectively, included in our property and equipment that we intend to sell to SNH for increased rent pursuant to the terms of our leases with SNH; however, we are not obligated to make these sales and SNH is not obligated to purchase the property and equipment.

Note 4. Other Comprehensive Income

Other comprehensive income for the three and nine months ended September 30, 2011 and 2010 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(528)	$5,158	$8,800	$17,396
Net change in unrealized appreciation of investments	(1,435)	1,593	(759)	2,114
Our share of Affiliates Insurance Company’s other comprehensive income	15	—	58	—
Comprehensive income (loss)	$(1,948)	$6,751	$8,099	$19,510

Cumulative other comprehensive income represents the net unrealized appreciation of investments and our share of Affiliates Insurance Company’s, or AIC’s, (see Note 14), other comprehensive income.

Note 5.  Financial Data by Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment we operate for our own account, manage for the account of SNH and manage for the account of an unaffiliated third party, independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services generally to elderly residents.  Our rehabilitation hospital segment provides inpatient rehabilitation services to patients at two hospital locations and at three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business.  Consequently, we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company, which participates in our workers’ compensation, liability and automobile insurance programs and which operates in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest, dividend and other income, interest and other expense, and corporate expenses.

Our revenues by segments and a reconciliation of segment operating profit (loss) to income from continuing operations for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended September 30, 2011
Revenues	$275,605	$26,273	$18,914	$320,792
Management fee revenue	359	—	—	359
Reimbursed costs incurred on behalf of managed communities	8,324	—	—	8,324
Total segment revenues	284,288	26,273	18,914	329,475

Segment expenses:
Operating expenses	204,804	23,300	18,472	246,576
Costs incurred on behalf of managed communities	8,324	—	—	8,324
Rent expense	47,543	2,597	—	50,140
Depreciation and amortization	4,923	46	889	5,858
Total segment expenses	265,594	25,943	19,361	310,898

Segment operating profit	18,694	330	(447)	18,577
General and administrative expenses(2)	—	—	(14,418)	(14,418)
Operating income (loss)	18,694	330	(14,865)	4,159
Interest, dividend and other income	19	—	349	368
Interest and other expense	(294)	—	(740)	(1,034)
Acquisition related costs	—	—	(226)	(226)
Equity in income of Affiliates Insurance Company	—	—	28	28
Gain on sale of available for sale securities	—	—	529	529
Provision for income taxes	—	—	(186)	(186)
Income (loss) from continuing operations	$18,419	$330	$(15,111)	$3,638

Total Assets as of September 30, 2011	$454,938	$14,104	$80,037	$549,079

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended September 30, 2010
Revenues	$259,767	$24,756	$20,280	$304,803
Segment expenses:
Operating expenses	191,558	22,579	19,717	233,854
Rent expense	44,635	2,541	—	47,176
Depreciation and amortization	3,156	35	856	4,047
Total segment expenses	239,349	25,155	20,573	285,077

Segment operating profit (loss)	20,418	(399)	(293)	19,726
General and administrative expenses(2)	—	—	(13,751)	(13,751)
Operating profit (loss)	20,418	(399)	(14,044)	5,975
Interest, dividend and other income	21	—	300	321
Interest and other expense	(29)	—	(549)	(578)
Equity in income of Affiliates Insurance Company	—	—	35	35
Gain on early extinguishment of debt	—	—	66	66
Benefit for income taxes	—	—	123	123
Income (loss) from continuing operations	$20,410	$(399)	$(14,069)	$5,942

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Nine months ended September 30, 2011
Revenues	$803,647	$78,235	$57,824	$939,706
Management fee revenue	383	—	—	383
Reimbursed costs incurred on behalf of managed communities	8,887	—	—	8,887
Total segment revenues	812,917	78,235	57,824	948,976

Segment expenses:
Operating expenses	592,098	70,798	56,003	718,899
Costs incurred on behalf of managed communities	8,887	—	—	8,887
Rent expense	137,722	7,758	—	145,480
Depreciation and amortization	12,159	132	2,488	14,779
Total segment expenses	750,866	78,688	58,491	888,045

Segment operating profit (loss)	62,051	(453)	(667)	60,931
General and administrative expenses(2)	—	—	(42,242)	(42,242)
Operating income (loss)	62,051	(453)	(42,909)	18,689
Interest, dividend and other income	100	—	917	1,017
Interest and other expense	(509)	—	(1,896)	(2,405)
Acquisition related costs	—	—	(1,530)	(1,530)
Equity in income of Affiliates Insurance Company	—	—	111	111
Gain on early extinguishment of debt	—	—	1	1
Gain on sale of available for sale securities	—	—	656	656
Provision for income taxes	—	—	(1,006)	(1,006)
Income (loss) from continuing operations	$61,642	$(453)	$(45,656)	$15,533

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Nine months ended September 30, 2010
Revenues	$770,729	$73,917	$59,770	$904,416
Segment expenses:
Operating expenses	564,886	68,196	58,223	691,305
Rent expense	133,373	7,436	—	140,809
Depreciation and amortization	9,028	97	2,747	11,872
Total segment expenses	707,287	75,729	60,970	843,986

Segment operating profit (loss)	63,442	(1,812)	(1,200)	60,430
General and administrative expenses(2)	—	—	(40,975)	(40,975)
Operating profit (loss)	63,442	(1,812)	(42,175)	19,455
Interest, dividend and other income	174	—	1,447	1,621
Interest and other expense	(199)	—	(1,851)	(2,050)
Gain on investments in trading securities	—	—	4,856	4,856
Loss on UBS put right related to auction rate securities	—	—	(4,714)	(4,714)
Equity in losses of Affiliates Insurance Company	—	—	(17)	(17)
Gain on early extinguishment of debt	—	—	484	484
Provision for income taxes	—	—	(930)	(930)
Income (loss) from continuing operations	$63,417	$(1,812)	$(42,900)	$18,705

(1)          Corporate and Other includes operations that we do not consider a material, separately reportable segment of our business and income and expenses that are not attributable to a reportable specific segment.

(2)          General and administrative expenses are not attributable to a reportable specific segment and include items such as corporate payroll and benefits and expenses of our home office activities.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other intangible assets from January 1, 2011 to September 30, 2011 are as follows:

	Senior Living Communities(1)	Corporate and Other(2)	Total
Balance as of January 1, 2011	$11,695	$4,027	$15,722

Amortization of intangibles	(68)	(271)	(339)

Balance as of September 30, 2011	$11,627	$3,756	$15,383

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

Note 7.  Income Taxes

We do not currently recognize the benefit of all of our deferred tax assets, including tax loss carry forwards that may be used to offset future taxable income because we currently do not believe that it is more likely than not that we will realize such benefit.  In measuring our deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for all or a portion of the deferred tax assets.  Judgment is required in considering the relative impact of negative and positive evidence.  The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.  The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is unnecessary.  In order to realize these deferred tax assets, we need future taxable income.  We believe that our history of losses coupled with the uncertainties surrounding the current changes to the healthcare industry and our recently declining occupancy rates is sufficient evidence for these purposes that realization of the necessary future taxable income is not more likely than not.  As a result, we believe a full valuation allowance against our deferred tax assets is required.  When we believe that we will more likely than not realize the benefit of our deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statement of operations, which will affect our results of operations.  As of December 31, 2010, our federal net operating loss carry forward, which begins to expire in 2025 if unused, was approximately $107,507, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $5,315.  Our net operating loss carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

For the nine months ended September 30, 2011, we recognized tax expenses of $1,006, which includes tax expense of $892 for state taxes on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also includes $114 related to a non-cash deferred liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Note 8.  Earnings Per Share

We computed basic earnings per share, or EPS, for the three and nine months ended September 30, 2011 and 2010 using the weighted average number of shares outstanding during the periods.  Diluted EPS for the periods ended September 30, 2011 and 2010 reflects additional shares of our common stock, $.01 par value per share, or our common shares, related to our convertible senior notes due in 2026, or the Notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include 485,720 and 435,090 unvested common shares as of September 30, 2011 and 2010, respectively, issued to our officers and others under our 2001 Stock Option and Stock Plan.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

The following table provides a reconciliation of income from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended September 30,
	2011			2010
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$3,638	47,557,362	$0.08	$5,942	35,723,814	$0.17
Effect of the Notes	—	—		380	3,212,985
Diluted income from continuing operations	$3,638	47,557,362	$0.08	$6,322	38,936,799	$0.16
Diluted loss from discontinued operations	$(4,166)	47,557,362	$(0.09)	$(784)	38,936,799	$(0.02)

	Nine Months Ended September 30,
	2011			2010
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$15,533	40,294,221	$0.39	$18,705	35,697,624	$0.52
Effect of the Notes	1,007	2,874,868		1,266	3,604,788
Diluted income from continuing operations	$16,540	43,169,089	$0.38	$19,971	39,302,412	$0.51
Diluted loss from discontinued operations	$(6,733)	43,169,089	$(0.16)	$(1,309)	39,302,412	$(0.03)

Note 9.  Fair Values of Assets and Liabilities

The following table presents the assets and liabilities measured at fair value at September 30, 2011, categorized by the level of inputs used in the valuation of each asset:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long lived assets held for sale (1)	$4,722	$—	$4,722	$—
Available for sale securities (2)
Equity securities
Financial services industry	7,512	7,512	—	—
REIT industry	3,190	3,190	—	—
Insurance industry	1,037	1,037	—	—
Other	1,326	1,326	—	—
Total equity securities	13,065	13,065	—	—
Debt securities
International bond fund	2,225	2,225	—	—
Industrial bonds	7,499	7,499	—	—
Government bonds	5,520	5,520	—	—
Financial bonds	1,086	1,086	—	—
Other	875	875	—	—
Total debt securities	17,205	17,205	—	—
Total available for sale securities	30,270	30,270	—	—
Total	$34,992	$30,270	$4,722	$—

(1)          Long lived assets held for sale consist of property and equipment we intend to sell to SNH for increased rent pursuant to the terms of our leases with SNH; however, we are not obligated to make these sales and SNH is not obligated to purchase the property and equipment.  We have either recently acquired the assets or the assets are part of active construction projects and we expect that any sale of these assets to SNH would be for an amount equal to their recorded cost.  Accordingly, the cost of these assets approximates their fair value.

(2)          Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are carried as of September 30, 2011, at fair value, as of that date, of $17,283 and $12,987, respectively.  We determine the estimated fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.  In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains or losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

Our investments in available for sale securities with amortized costs of $25,552 and $11,638 as of September 30, 2011 and December 31, 2010, respectively, had unrealized gains of $4,842 and $5,515 as of September 30, 2011 and December 31, 2010, respectively, and had unrealized losses of $124 and $40 as of September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, ten of the securities we hold, with a total carrying value of $5,309, have been in a loss position for one to six months.  Since these securities have not been in a loss period for an extended period of time, we do not believe these securities are impaired.  During the three months ended September 30, 2011, we received proceeds of $1,225 in connection with the sale of available for sale securities and recorded a realized gain totaling $529.

During the nine months ended September 30, 2011, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the period ended September 30, 2011.

The carrying values of accounts receivable, acquisition deposits, the equity investment in AIC and our mortgage notes payable approximate fair value as of September 30, 2011 and December 31, 2010.  The carrying value and fair value of the Notes was $37,282 and $35,045, respectively, as of September 30, 2011, and $37,905 and $35,631, respectively, as of December 31, 2010.  We estimate the fair value of the Notes using quoted market data for these securities. We measured the fair value of our equity investment in AIC by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

Note 10.  Acquisitions

In May 2011, we agreed to purchase the majority of the assets of six senior living communities located in Indiana, or the Indiana Communities, containing 738 living units for an aggregate purchase price, excluding closing costs, of $122,760.  The Indiana Communities primarily offer independent and assisted living services, which are primarily paid by residents from their private resources.  In June 2011, we completed our acquisitions of the majority of the assets of two of these Indiana Communities containing 197 living units for an aggregate purchase price, excluding closing costs, of $40,360 and funded the acquisitions with proceeds of a bridge loan, or the Bridge Loan, from SNH (see Note 11) and the assumption of net working capital liabilities of those two Indiana Communities.  In July 2011, we completed our acquisition of the majority of the assets of an additional Indiana Community containing 151 living units for a purchase price, excluding closing costs, of $30,400 and funded the acquisition with a portion of the proceeds of a public offering of our common shares, or the Public Offering, (see Note 12), by borrowing an additional $15,000 under the Bridge Loan and by assuming net working capital liabilities of that Indiana Community.  In September 2011, we completed our acquisitions of the majority of the assets of the remaining three Indiana Communities containing 390 living units for an

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

aggregate purchase price, excluding closing costs, of $52,000.  We funded these acquisitions with $24,000 of borrowings under the Bridge Loan, by assuming approximately $19,260 of mortgage notes secured by these three Indiana Communities, by assuming net working capital liabilities of those three Indiana Communities and with cash on hand, including a portion of the proceeds of the Public Offering.  We recorded the acquired land, building and equipment of these Indiana Communities at estimated fair value.

For the nine months ended September 30, 2011, we incurred $1,530 in acquisition related costs.  These costs include transaction closing costs, professional fees (legal and accounting) and other acquisition related expenses for completed transactions.

Note 11.  Indebtedness

We have a $35,000 revolving secured line of credit, or our Credit Agreement, that matures on March 18, 2013 when all amounts outstanding under that agreement are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of September 30, 2011.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder or upon the occurrence and continuation of certain events of default.  As of September 30, 2011, no amounts were outstanding under our Credit Agreement. As of September 30, 2011, we believe we are in compliance with all applicable covenants under our Credit Agreement. We incurred interest expense and other associated costs related to our Credit Agreement of $185 and $137 for the three months ended September 30, 2011 and 2010, respectively, and $548 and $355 for the nine months ended September 30, 2011 and 2010, respectively.

In May 2011, we and SNH entered into a Bridge Loan agreement, under which SNH agreed to lend us up to $80,000 to fund a part of the purchase price for the acquisitions of the majority of the assets of the Indiana Communities described above.  In June 2011, we completed our acquisitions of the majority of the assets of two of the Indiana Communities and, in connection with the acquisitions, borrowed $41,000 under the Bridge Loan.  We subsequently repaid $32,000 of this advance in June 2011 with proceeds from the Public Offering.  We borrowed an additional $39,000 under the Bridge Loan in connection with our acquisitions of the majority of the assets of the remaining four Indiana Communities.  No additional amounts are available for borrowing by us under the Bridge Loan. The Bridge Loan is secured by mortgages on seven of our senior living communities.  The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to SNH’s borrowings under its revolving credit facility, plus 1%.  As of September 30, 2011, the interest rate was 2.8% under the Bridge Loan.  The Bridge Loan agreement contains various covenants, including restrictions on our ability to incur liens upon or dispose of the collateral securing the Bridge Loan.  The Bridge Loan agreement also contains events of default including non-payment, a change in control of us and certain events of insolvency, as determined under the Bridge Loan.  As of September 30, 2011, an aggregate principal amount of $48,000 was outstanding under the Bridge Loan.  As of September 30, 2011, we believe we are in compliance with all applicable covenants in the Bridge Loan agreement.  We incurred interest expense and other associated costs related to the Bridge Loan of $187 and $245 for the three and nine months ended September 30, 2011, respectively.

On July 1, 2010 we repaid our outstanding balance and terminated our non-recourse credit facility with UBS AG, or UBS. Interest expense and other associated costs related to this facility was $0 for the three months ended September 30, 2011 and 2010, respectively, and $0 and $149 for the nine months ended September 30, 2011 and 2010, respectively.

In October 2006, we issued $126,500 principal amount of the Notes.  Our net proceeds from this issuance were approximately $122,600.  The Notes bear interest at a rate of 3.75% per annum and are convertible at the election of the holders of the Notes into our common shares at any time.  The initial and current conversion rate, which is subject to

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents a conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  We incurred interest expense and other associated costs related to the Notes of $366 and $412 for the three months ended September 30, 2011 and 2010, respectively, and $1,102 and $1,346 for the nine months ended September 30, 2011 and 2010, respectively.  We issued these Notes pursuant to an indenture, which contains various customary covenants.  As of September 30, 2011, we believe we are in compliance with all applicable covenants of this indenture.

During the nine months ended September 30, 2011, we purchased and retired $623 par value of the outstanding Notes and recorded a gain of $1, net of related unamortized costs, on early extinguishment of debt.  We funded these purchases principally with available cash.  As a result of these purchases and other purchases we made in prior years, $37,282 in principal amount of the Notes remain outstanding.

As of September 30, 2011, two of our communities, which are included in discontinued operations, were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgage notes, one of our communities was encumbered by a Federal National Mortgage Association, or FNMA, mortgage note, and three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes, totaling $47,713.  These mortgages contain HUD, FNMA and FMCC standard mortgage covenants.  We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.  The weighted average interest rate on these notes was 6.69% as of September 30, 2011.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039.  We incurred mortgage interest expense, including premium amortization, of $405 and $141 for the three months ended September 30, 2011 and 2010, respectively, and $842 and $538 for the nine months ended September 30, 2011 and 2010, respectively, including interest expense recorded in discontinued operations.  As of September 30, 2011, we believe we are in compliance with all applicable covenants under these mortgages.

Note 12. Shareholders’ Equity

In June 2011, we issued 11,500,000 of our common shares in the Public Offering, raising net proceeds of approximately $53,953.  We used proceeds from the Public Offering to repay outstanding borrowings under the Bridge Loan and to fund a portion of the cash purchase price of the Indiana Communities described above.

Note 13. Off Balance Sheet Arrangements

As of September 30, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $19,536 arising from our operation of 56 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender, FNMA.

Note 14. Related Person Transactions

SNH is our former parent company and our largest landlord, and we manage senior living communities for SNH.  SNH is also our largest stockholder and, as of the date of this report, SNH owned 4,235,000 of our common shares which represent approximately 8.9% of our outstanding common shares.  As of September 30, 2011, we leased 187 senior living communities and two rehabilitation hospitals from SNH and managed 13 senior living communities for the

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

account of SNH.  Under our leases with SNH, we generally pay SNH rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.

In March 2011, SNH agreed to acquire, from an unrelated party, 20 senior living communities with 2,111 living units located in five states in the southeastern United States.  These senior living communities primarily offer independent and assisted living services, which are primarily paid by residents from their private resources.  On May 12, 2011, we entered into long term contracts with SNH to manage 15 of these communities, or the Managed Communities, and agreed to lease the remaining five communities, or the Leased Communities, when SNH acquired them.  As of September 30, 2011, we are leasing the five Leased Communities with 651 living units from SNH and are managing 13 of the Managed Communities with 1,214 living units for SNH’s account.  Of the remaining two of the 15 Managed Communities, which are not currently owned by SNH, we are currently managing one of those Managed Communities with 67 living units, and we may agree to manage the other Managed Community with 224 living units, for the account of the existing owner, pending SNH’s acquisition of those two Managed Communities.  SNH’s acquisitions of those two remaining Managed Communities are subject to conditions and may not occur.  We added the Leased Communities to our existing leases with SNH, which have current terms expiring at varying dates ranging from April 2017 to June 2026.    There have been no changes in the terms of our management contracts with SNH for the Managed Communities from those described in our prior reports filed with the Securities and Exchange Commission, or SEC.  For the three and nine months ended September 30, 2011, we recorded $326 and $351, respectively, in management fee revenue and $8,008 and $8,570, respectively, of reimbursed costs incurred in connection with the Managed Communities that we manage on behalf of SNH.  Special committees of each of our Board of Directors and SNH’s board of trustees composed solely of our Independent Directors and SNH’s independent trustees who are not also Directors or trustees of the other party and who were represented by separate counsel reviewed and approved the terms of the management contracts.  We expect we may enter into additional similar management arrangements with SNH for additional senior living communities SNH may acquire in the future.

Our total rent expense under all of our leases with SNH was $144,988 and $141,214 for the nine months ended September 30, 2011 and 2010, respectively, net of $659 amortization of a lease inducement from SNH in each period.  During the three and nine months ended September 30, 2011, pursuant to the terms of our leases with SNH, we sold $10,554 and $25,877, respectively of improvements made to our properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $845 and $2,073, respectively.  Our total minimum annual rent payable to SNH under our leases with SNH as of September 30, 2011 was $194,598, excluding percentage rent.  Additional information regarding our leases with SNH appears in Item 2 of our Annual Report under the section captioned “Our SNH Leases”.

As discussed in Note 11, in May 2011, we and SNH entered into a Bridge Loan agreement, under which SNH agreed to lend us up to $80,000.  As of September 30, 2011, there was $48,000 aggregate principal amount outstanding under the Bridge Loan.  No additional amounts are available for borrowing by us under the Bridge Loan.  We recognized interest expense of $187 and $245 for the three and nine months ended September 30, 2011, which is included in interest and other expenses on our condensed consolidated statement of operations.

Reit Management & Research LLC, or RMR, provides management services to both us and SNH.  One of our Managing Directors, Barry Portnoy, is Chairman and majority owner of RMR and serves as managing trustee of SNH.  Our other Managing Director, Gerard Martin, is a director of RMR.  Our President and Chief Executive Officer, our Treasurer and Chief Financial Officer and our Vice President, General Counsel and Secretary are officers of RMR.  Mr. Portnoy’s son, Adam Portnoy, is an owner, President, Chief Executive Officer and a director of RMR and serves as a managing trustee of SNH.  SNH’s executive officers are officers of RMR and SNH’s president and chief operating officer is also a director of RMR.  Some of our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Portnoy serves as a managing director or managing trustee of those companies and his son serves as a managing trustee of a majority of those companies.

RMR provides us with certain business management and shared services under a business management and shared services agreement, or the Business Management Agreement.  There have been no changes in the terms of the Business

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

Management Agreement from those described in our prior reports filed with the SEC (other than as may be described in those reports).  We incurred expenses for these services of approximately $3,021 and $2,880 for each of the three months ended September 30, 2011 and 2010, respectively, and $8,668 and $8,424 for each of the nine months ended September 30, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statement of operations.

We lease our headquarters from an affiliate of RMR for annual rent of approximately $730.  For more information concerning this lease, please see our Current Report on Form 8-K filed with the SEC on May 13, 2011, which is available at the SEC’s website at www.sec.gov.  We also lease a regional management office in Atlanta, Georgia from CommonWealth REIT, another company to which RMR provides management services, for annual rent of approximately $64.

We and the other six current shareholders currently each own approximately 14.29% of AIC’s outstanding equity.  The other shareholders of AIC are RMR and five other companies, including SNH, to which RMR provides management services.  All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  As of September 30, 2011, we have invested approximately $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  Our investment had a carrying value of $5,245 and $5,076 as of September 30, 2011 and December 31, 2010, respectively.  During the three and nine months ended September 30, 2011 and 2010 we recognized income of $28 and $111 and income of $35 and a loss of $17, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. This program was modified and extended in June 2011 for a one year term.  Our total premiums under this program for the policy years expiring May 31, 2011 and 2012 were approximately $2,900 and $4,500, respectively.  The amounts we expensed in relation to those insurance premiums for the nine months ended September 30, 2011 and 2010, were $2,667 and $707, respectively, and for the three months ended September 30, 2011 and 2010, were $1,489 and $707, respectively.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about these and other relationships among us, our Directors, our executive officers, SNH, RMR, AIC, other companies to which RMR provides management services, and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements”, and our Annual Report, our Proxy Statement for our 2011 Annual Meeting of Stockholders dated February 23, 2011, or our Proxy Statement and our other filings with the SEC, including the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warnings Concerning Forward Looking Statements”, in our Annual Report, and the information regarding our Directors and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  In addition, please see the “Risk Factors” section of our Annual Report for a description of risks which may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, including our lease agreements, Bridge Loan agreement and form of management agreement and related pooling agreement we have with SNH and our Business Management Agreement with RMR.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

(unaudited)

Note 15.  Discontinued Operations

Early in 2011, we decided to offer for sale two SNFs that we own located in Michigan with a total of 271 living units.  In March 2011, we agreed to sell these communities but this sale was not completed.  In September 2011, we recorded an asset impairment charge of $3,938 to reduce the carrying value of these two SNFs to their estimated fair value based upon expected sales prices less costs to sell.  While we continue to market these properties, we can provide no assurance that a sale of these SNFs will be completed.

In August 2011, we agreed with SNH that it should sell one assisted living community located in Pennsylvania with 103 living units, which we lease from SNH.  We and SNH are in the process of selling this assisted living community and, if sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

We have reclassified the consolidated statement of operations for all periods presented to show the results of operations of the communities which are expected to be sold or have been sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$6,294	$11,335	$25,208	$36,981
Expenses	(10,460)	(12,119)	(31,941)	(38,290)
Net loss	$(4,166)	$(784)	$(6,733)	$(1,309)

Note 16.   Unaudited Pro Forma Financial Information

The following table shows operating results attributable to the Indiana Communities we acquired during 2011 that are included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2011.

	Three months	Nine months
Revenues	$3,481	$4,107
Net income	$771	$1,098

The pro forma financial information in the table below gives effect to the following transactions as if they had occurred as of January 1, 2011 for the 2011 information and as if they had occurred as of January 1, 2010 for the 2010 information: (i) our acquisition of the majority of the assets of the Indiana Communities; (ii) our assumption of $19,260 of mortgage notes with respect to three of the Indiana Communities; (iii) our net borrowings of $48,000 under the Bridge Loan in connection with our acquisition of the assets of these Indiana Communities; (iv) our assumption of net working capital liabilities of the Indiana Communities; and (v) the Public Offering.   This pro forma financial information includes estimated information for the period September 1, 2011 through our acquisition date of September 29, 2011 for the three Indiana Communities acquired on September 29, 2011 since the actual information is not yet available.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$331,859	$310,100	$961,934	$920,088
Income from continuing operations	3,785	6,560	15,958	20,443

Weighted average shares outstanding - basic	47,557	47,224	47,539	47,198
Weighted average shares outstanding - diluted	47,557	50,437	47,539	50,802

Earnings per share from continuing operations:
Basic	$0.08	$0.14	$0.34	$0.43
Diluted	$0.08	$0.14	$0.34	$0.43

This pro forma financial information is presented for informational purposes only and is not necessarily indicative of our consolidated operating results that would have been reported had the transactions been completed as described herein, and the pro forma financial information is not necessarily indicative of our consolidated operating results for any future period.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment we operate for our own account, manage for the account of SNH and manage for the account of an unaffiliated third party, independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services generally to elderly residents.  Our rehabilitation hospital segment provides inpatient rehabilitation services to patients at two hospital locations and at three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business.  Consequently, we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company, which participates in our workers’ compensation, liability and automobile insurance programs and which operates in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest, dividend and other income, interest and other expense, and corporate expenses.

Key Statistical Data For the Three Months Ended September 30, 2011 and 2010:

The following tables present a summary of our operations for the three months ended September 30, 2011 and 2010:

Senior living communities:

	Three months ended September 30,
(dollars in thousands, except average daily rate)	2011	2010	$ Change	% Change
Senior living revenue	$275,605	$259,767	$15,838	6.1%
Management fee revenue	359	—	359	100.0%
Reimbursed costs incurred on behalf of managed communities	8,324	—	8,324	100.0%
Total revenue	284,288	259,767	24,521	9.4%
Senior living wages and benefits	(136,135)	(129,071)	(7,064)	(5.5)%
Other senior living operating expenses	(68,669)	(62,487)	(6,182)	(9.9)%
Costs incurred on behalf of managed communities	(8,324)	—	(8,324)	100.0%
Rent expense	(47,543)	(44,635)	(2,908)	(6.5)%
Depreciation and amortization expense	(4,923)	(3,156)	(1,767)	(56.0)%
Interest and other expense	(294)	(29)	(265)	(913.8)%
Interest, dividend and other income	19	21	(2)	(9.5)%
Senior living income from continuing operations	$18,419	$20,410	$(1,991)	(9.8)%

Total number of communities (end of period):
Leased and owned communities	222	209	13	6.2%
Managed communities	14	—	14	100.0%
Number of total communities	236	209	27	12.9%

Total number of living units (end of period):
Leased and owned living units	23,765	22,176	1,589	7.2%
Managed living units	1,416	—	1,416	100.0%
Number of total living units	25,181	22,176	3,005	13.6%

Leased and owned communities:
Occupancy %	86.0%	86.2%	n/a	(0.2)%
Average daily rate	$147.46	$146.55	$0.91	0.6%
Percent of senior living revenue from Medicaid	12.3%	13.8%	n/a	(1.5)%
Percent of senior living revenue from Medicare	14.7%	13.8%	n/a	0.9%
Percent of senior living revenue from private and other sources	73.0%	72.4%	n/a	0.6%

Comparable communities (senior living communities that we have leased or owned and operated continuously since July 1, 2010):

	Three months ended September 30,
(dollars in thousands, except average daily rate)	2011	2010	$ Change	% Change
Senior living revenue	$265,002	$259,134	$5,868	2.3%
Senior living wages and benefits	(132,307)	(128,807)	(3,500)	(2.7)%
Other senior living operating expenses	(65,969)	(62,317)	(3,652)	(5.9)%
No. of communities (end of period)	208	208	n/a	—
No. of living units (end of period)	22,066	22,066	n/a	—
Occupancy %	85.6%	86.2%	n/a	(0.6)%
Average daily rate	$150.92	$146.74	$4.18	2.8%
Percent of senior living revenue from Medicaid	12.8%	13.8%	n/a	(1.0)%
Percent of senior living revenue from Medicare	15.2%	13.8%	n/a	1.4%
Percent of senior living revenue from private and other sources	72.0%	72.4%	n/a	(0.4)%

Rehabilitation hospitals:

	Three months ended September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Rehabilitation hospital revenues	$26,273	$24,756	$1,517	6.1%
Rehabilitation hospital expenses	(23,300)	(22,579)	(721)	(3.2)%
Rent expense	(2,597)	(2,541)	(56)	(2.2)%
Depreciation and amortization expense	(46)	(35)	(11)	(31.4)%
Rehabilitation hospital income (loss) from continuing operations	$330	$(399)	$729	182.7%

Corporate and Other:(1)

	Three months ended September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Institutional pharmacy revenue	$18,914	$20,280	$(1,366)	(6.7)%
Institutional pharmacy expenses	(18,472)	(19,717)	1,245	6.3%
Depreciation and amortization expense	(889)	(856)	(33)	(3.9)%
General and administrative expense(2)	(14,418)	(13,751)	(667)	(4.9)%
Acquisition related costs	(226)	—	(226)	100.0%
Equity in income of Affiliates Insurance Company	28	35	(7)	20.0%
Gain on early extinguishment of debt	—	66	(66)	(100.0)%
Gain on sale of available for sale securities	529	—	529	100.0%
Interest, dividend and other income	349	300	49	16.3%
Interest and other expense	(740)	(549)	(191)	(34.8)%
(Provision) benefit for income taxes	(186)	123	(309)	251.2%
Corporate and Other loss from continuing operations	$(15,111)	$(14,069)	$(1,042)	(7.4)%

(1)                    Corporate and Other includes operations that we do not consider a material, separately reportable segment of our business and income and expenses that are not attributable to a reportable specific segment.

(2)                    General and administrative expenses are not attributable to a reportable specific segment and include items such as corporate payroll and benefits and expenses of our home office activities.

Consolidated:

	Three months ended September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Summary of revenue:
Senior living communities	$284,288	$259,767	$24,521	9.4%
Rehabilitation hospital revenue	26,273	24,756	1,517	6.1%
Corporate and other	18,914	20,280	(1,366)	(6.7)%
Total revenue	$329,475	$304,803	$24,672	8.1%

Summary of income from continuing operations:
Senior living communities	$18,419	$20,410	$(1,991)	(9.8)%
Rehabilitation hospitals	330	(399)	729	182.7%
Corporate and other	(15,111)	(14,069)	(1,042)	(7.4)%
Income from continuing operations	$3,638	$5,942	$(2,304)	(38.8)%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Senior living communities:

Our senior living revenue increased by 6.1% for the three months ended September 30, 2011 compared to the same period in 2010 primarily because the number of communities that we leased and owned increased from 209 to 222 as of the end of each period and increased per diem charges to residents, offset by a decrease in occupancy.  Our senior living revenue at the communities that we have operated continuously since July 1, 2010, or our comparable communities, increased by 2.3% due primarily to increased per diem charges to residents, offset by a decrease in occupancy.

In 2011, we began to manage 14 of the Managed Communities.  For the three months ended September 30, 2011, we recorded management fee revenue of approximately $359,000 and $8.3 million of reimbursed costs incurred on behalf of the Managed Communities.

Our senior living wages and benefits increased by 5.5% for the three months ended September 30, 2011 compared to the same period in 2010 primarily because the number of communities that we leased and owned increased from 209 to 222 as of the end of each period and increased employee health insurance costs at our comparable communities.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs increased by 9.9% because the number of communities that we leased and owned increased from 209 to 222, plus increased purchased service expenses and general maintenance expenses.  The senior living wages and benefits costs for our comparable communities increased by 2.7% due primarily to wage increases and higher employee health insurance costs.  Other senior living operating expenses at our comparable communities increased by 5.9% due primarily to increases in purchased service expenses and general maintenance expenses.  Senior living rent expense increased by 6.5% primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH since July 1, 2010.

Our senior living depreciation and amortization expense increased by 56.0% for the three months ended September 30, 2011 compared to the same period in 2010 primarily due to capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Our interest and other expenses increased by 913.8% for the three months ended September 30, 2011 compared to the comparable period in 2010 primarily as a result of the assumption of a FNMA mortgage note in May 2011.

Rehabilitation hospitals:

Rehabilitation hospital revenues increased by 6.1% for the three months ended September 30, 2011 compared to the same period in 2010 primarily due to an increase in Medicare payment rates.

Rehabilitation hospital expenses increased by 3.2% for the three months ended September 30, 2011 compared to the same period in 2010 primarily due to increases in labor and benefits expenses.

Rehabilitation hospital rent expense increased by 2.2% for the three months ended September 30, 2011 compared to the same period in 2010 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH since October 1, 2010.

Corporate and other:

Institutional pharmacy revenues and institutional pharmacy expenses decreased by 6.7% and 6.3%, respectively, for the three months ended September 30, 2011 compared to the same period in 2010 due to fewer customers served as a result of the loss of several accounts, lower occupancy at senior living communities served by our pharmacies and a number of commonly dispensed name brand drugs that became available as lower priced generic drugs.

General and administrative expenses increased by 4.9% for the three months ended September 30, 2011 compared to the same period in 2010 primarily as the result of increased regional support costs and expenses associated with the additional communities we began to operate subsequent to September 30, 2010, plus wage increases.

During the three months ended September 30, 2011, we incurred $226,000 of acquisition related costs, all of which relate to completed transactions.

During the three months ended September 30, 2010, we purchased and retired $925,000 par value of the outstanding Notes for $833,000, plus accrued interest.  As a result of this purchase we recorded a gain on extinguishment of debt of $66,000, net of related unamortized costs.

For the three months ended September 30, 2011, we recognized an income tax expense of $186,000 which includes $148,000 of state taxes that are payable without regard to our tax loss carry forwards.  Tax expense also includes $38,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

Key Statistical Data For the Nine Months Ended September 30, 2011 and 2010:

The following tables present a summary of our operations for the nine months ended September 30, 2011 and 2010:

Senior living communities:

	Nine months ended September 30,
(dollars in thousands, except average daily rate)	2011	2010	$ Change	% Change
Senior living revenue	$803,647	$770,729	$32,918	4.3%
Management fee revenue	383	—	383	100.0%
Reimbursed costs incurred on behalf of managed communities	8,887	—	8,887	100.0%
Total revenue	812,917	770,729	42,188	5.5%
Senior living wages and benefits	(398,975)	(382,095)	(16,880)	(4.4)%
Other senior living operating expenses	(193,123)	(182,791)	(10,332)	(5.7)%
Costs incurred on behalf of managed communities	(8,887)	—	(8,887)	100.0%
Rent expense	(137,722)	(133,373)	(4,349)	(3.3)%
Depreciation and amortization expense	(12,159)	(9,028)	(3,131)	(34.7)%
Interest and other expense	(509)	(199)	(310)	(155.8)%
Interest, dividend and other income	100	174	(74)	(42.5)%
Senior living income from continuing operations	$61,642	$63,417	$(1,775)	(2.8)%

Total number of communities (end of period):
Leased and owned communities	222	209	13	6.2%
Managed communities	14	—	14	100.0%
Number of total communities	236	209	27	12.9%

Number of living units:
Leased and owned living units	23,765	22,176	1,589	7.2%
Managed living units	1,416	—	1,416	100.0%
Number of total living units	25,181	22,176	3,005	13.6%

Leased and owned communities
Occupancy %	85.6%	86.3%	n/a	(0.7)%
Average daily rate	$150.15	$146.85	$3.30	2.2%
Percent of senior living revenue from Medicaid	12.6%	13.3%	n/a	(0.7)%
Percent of senior living revenue from Medicare	15.4%	14.1%	n/a	1.3%
Percent of senior living revenue from private and other sources	72.0%	72.6%	n/a	(0.6)%

Comparable communities (senior living communities that we have leased or owned and operated continuously since January 1, 2010):

	Nine months ended September 30,
(dollars in thousands, except average daily rate)	2011	2010	$ Change	% Change
Senior living revenue	$788,870	$770,096	$18,774	2.4%
Senior living wages and benefits	(393,461)	(381,831)	(11,630)	(3.0)%
Other senior living operating expenses	(189,462)	(182,621)	(6,841)	(3.7)%
No. of communities (end of period)	208	208	n/a	—
No. of living units (end of period)	22,066	22,066	n/a	—
Occupancy %	85.4%	86.3%	n/a	(0.9)%
Average daily rate	$151.78	$146.92	$4.86	3.3%
Percent of senior living revenue from Medicaid	12.8%	13.3%	n/a	(0.5)%
Percent of senior living revenue from Medicare	15.6%	14.1%	n/a	1.5%
Percent of senior living revenue from private and other sources	71.6%	72.5%	n/a	(0.9)%

Rehabilitation hospitals:

	Nine months ended September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Rehabilitation hospital revenues	$78,235	$73,917	$4,318	5.8%
Rehabilitation hospital expenses	(70,798)	(68,196)	(2,602)	(3.8)%
Rent expense	(7,758)	(7,436)	(322)	(4.3)%
Depreciation and amortization expense	(132)	(97)	(35)	(36.1)%
Rehabilitation hospital loss from continuing operations	$(453)	$(1,812)	$1,359	75.0%

Corporate and other:(1)

	Nine months ended September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Institutional pharmacy revenue	$57,824	$59,770	$(1,946)	(3.3)%
Institutional pharmacy expenses	(56,003)	(58,223)	2,220	3.8%
Depreciation and amortization expense	(2,488)	(2,747)	259	9.4%
General and administrative(2)	(42,242)	(40,975)	(1,267)	(3.1)%
Acquisition related costs	(1,530)	—	(1,530)	100.0%
Gain on investments in trading securities	—	4,856	(4,856)	(100.0)%
Loss on UBS put right related to auction rate securities	—	(4,714)	4,714	100.0%
Equity in losses of Affiliates Insurance Company	111	(17)	128	752.9%
Gain on early extinguishment of debt	1	484	(483)	(99.8)%
Gain on sale of available for sale securities	656	—	656	100.0%
Interest, dividend and other income	917	1,447	(530)	(36.6)%
Interest and other expense	(1,896)	(1,851)	(45)	(2.4)%
Provision for income taxes	(1,006)	(930)	(76)	(8.2)%
Corporate and Other loss from continuing operations	$(45,656)	$(42,900)	$(2,756)	(6.4)%

(1)                    Corporate and Other includes operations that we do not consider a material, separately reportable segment of our business and income and expenses that are not attributable to a reportable specific segment.

(2)                    General and administrative expenses are not attributable to a reportable specific segment and include items such as corporate payroll and benefits and expenses of our home office activities.

Consolidated:

	Nine months ended September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Summary of revenue:
Senior living communities	$812,917	$770,729	$42,188	5.5%
Rehabilitation hospital revenue	78,235	73,917	4,318	5.8%
Corporate and Other	57,824	59,770	(1,946)	(3.3)%
Total revenue	$948,976	$904,416	$44,560	4.9%

Summary of income from continuing operations:
Senior living communities	$61,642	$63,417	$(1,775)	(2.8)%
Rehabilitation hospitals	(453)	(1,812)	1,359	75.0%
Corporate and Other	(45,656)	(42,900)	(2,756)	(6.4)%
Income from continuing operations	$15,533	$18,705	$(3,172)	(17.0)%

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

Senior living communities:

Our senior living revenue increased by 4.3% for the nine months ended September 30, 2011 compared to the same period in 2010 primarily because the number of communities that we leased and owned increased from 209 to 222 as of the end of each period and increased per diem charges to residents, offset by a decrease in occupancy.  Our senior living revenue at the communities that we have operated continuously since January 1, 2010, or our comparable communities, increased by 2.4% due primarily to increased per diem charges to residents, offset by a decrease in occupancy.

In 2011, we began to manage 14 of the Managed Communities.  For the nine months ended September 30, 2011, we recorded management fee revenue of approximately $383,000 and $8.9 million of reimbursed costs incurred on behalf of the Managed Communities.

Our senior living wages and benefits increased by 4.4% for the nine months ended September 30, 2011 compared to the same period in 2010 primarily because the number of communities that we leased and owned increased from 209 to 222 as of the end of each period and increased employee health insurance costs at our comparable communities.   Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 5.7% due to the number of communities that we leased and owned increased from 209 to 222, plus increased purchased service expenses and general maintenance expenses.  Our senior living wages and benefits at our comparable communities increased by 3.0% due primarily to wage increases and higher employee health insurance costs.  Our other senior living operating costs at our comparable communities increased by 3.7% for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to increases in our purchased service expenses and general maintenance expenses.  Our senior living rent expense increased by 3.3% primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2010.

Our senior living depreciation and amortization increased by 34.7% for the nine months ended September 30, 2011 compared to the comparable period in 2010 primarily due to capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Rehabilitation hospitals:

Our rehabilitation hospital revenues increased by 5.8% for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to an increase in Medicare payment rates and a slight increase in occupancy.

Our rehabilitation hospital expenses increased by 3.8% for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to increases in labor and benefits expenses.

Our rehabilitation hospital rent expense increased by 4.3% for the nine months ended September 30, 2011 compared to the same period in 2010 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH since January 1, 2010.

Corporate and other:

Institutional pharmacy revenues and institutional pharmacy expenses decreased by 3.3% and 3.8%, respectively, for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to fewer customers served as a result of the loss of several accounts, lower occupancy at senior living communities served by our pharmacies and a number of commonly dispensed name brand drugs that became available as lower priced generic drugs.

General and administrative expenses increased by 3.1% for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to the result of increased regional support costs at the additional communities we began to operate subsequent to September 30, 2010, plus wage increases.

During the nine months ended September 30, 2011, we incurred $1.5 million of acquisition related costs, all of which relate to completed transactions.

During the nine months ended September 30, 2010, we recognized a gain of $4.9 million on investments in trading securities related to our holdings of auction rate securities, and a loss of $4.7 million on the value of our right pursuant to an agreement with UBS to require UBS to acquire our auction rate securities at par value.

During the nine months ended September 30, 2011, we purchased and retired $623,000 par value of the outstanding Notes for $604,000 plus accrued interest, and recorded a gain of $1,000 net of related unamortized costs on early extinguishment of debt.

During the nine months ended September 30, 2010, we purchased and retired $8.6 million par value of the outstanding Notes for $7.7 million plus accrued interest.  As a result of the purchase we recorded a gain on extinguishment of debt of $618,000, net of related unamortized costs.  This gain is offset by $134,000 related to a penalty we incurred to prepay one of our HUD insured mortgages.

Our interest, dividend and other income decreased by 36.6% for the nine months ended September 30, 2011 compared to the same period in 2010 primarily as a result of our having less investable cash and lower yields realized on our investments.

For the nine months ended September 30, 2011, we recognized income tax expense of $1.0 million, which includes expense of $892,000 tax for state taxes on operating income that are payable without regard to our tax loss carry forwards.  Tax expense also includes $114,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had unrestricted cash and cash equivalents of $41.9 million and $35.0 million available to borrow on our $35.0 million Credit Agreement.

We believe that a combination of our existing cash, cash equivalents, net cash from operations and our ability to borrow under our Credit Agreement will provide us with adequate cash flow to run our business, invest in and maintain our properties and fund our acquisition commitments for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies continue to decline and we are unable to generate positive cash flow for an extended period, we would expect that we may explore alternatives to fund our operations.  Such alternatives may include further reducing our costs, incurring debt in addition to our Credit Agreement, engaging in sale leaseback transactions of our owned communities and issuing new equity or debt securities.  As of September 30, 2011, we have a working capital deficit of $54.0 million, which includes $48.0 million due under the Bridge Loan that matures July 1, 2012.  We expect to be able to repay the Bridge Loan before its maturity; however, our ability to do so is largely dependent on market conditions which are beyond our control.  The Bridge Loan agreement provides that if the Bridge Loan is not repaid on or before its maturity date, SNH may satisfy the Bridge Loan by acquiring certain of the communities securing repayment of the Bridge Loan and leasing them to us.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but this registration statement does not assure that there will be buyers for such securities.

Assets and Liabilities

Our total current assets at September 30, 2011 were $154.2 million, compared to $136.0 million at December 31, 2010.  At September 30, 2011, we had cash and cash equivalents of $41.9 million compared to $20.8 million at December 31, 2010.  Our current and long term liabilities were $208.2 million and $113.1 million, respectively, at September 30, 2011 compared to $137.9 million and $77.1 million, respectively, at December 31, 2010.  The increase in cash and cash equivalents is primarily from the proceeds from our sale of common shares in the Public Offering and net cash flow generated from our operations.  The increase in current liabilities is primarily the result of our net borrowings under the Bridge Loan, the timing of real estate tax payments, and the accrual of bonus and other employee benefit payments. The increase in long term liabilities is primarily the result of the assumption of the one FNMA and the three FMCC mortgage notes in connection with the senior living communities we acquired during 2011.

We had net cash flows of $49.8 million from continuing operations for the nine months ended September 30, 2011 compared to $110.0 million for the same period in 2010.  Acquisitions of property and equipment, net of those sold to SNH, were $19.1 million and $13.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Acquisitions

In May 2011, we agreed to purchase the majority of the assets of the Indiana Communities for an aggregate purchase price, excluding closing costs, of $122.8 million.  The Indiana Communities primarily offer independent and assisted living services, which are primarily paid by residents from their private resources.  In June 2011, we completed our acquisitions of the majority of the assets of two of the Indiana Communities containing 197 living units for an aggregate purchase price, excluding closing costs, of $40.4 million and funded our acquisitions with proceeds of the Bridge Loan and the assumption of net working capital liabilities of those two Indiana Communities.  In July 2011, we completed our acquisition of the majority of the assets of an additional Indiana Community containing 151 living units for a purchase price, excluding closing costs, of $30.4 million and funded our acquisition with a portion of the proceeds of the Public Offering, by borrowing an additional $15.0 million under the Bridge Loan and by assuming net working capital liabilities of that Indiana Community.  In September 2011, we completed our acquisitions of the majority of the assets of the remaining three Indiana Communities containing 390 living units for an aggregate purchase price, excluding closing costs, of $52.0 million.  We funded these acquisitions with $24.0 million of borrowings under the Bridge Loan, by assuming approximately $19.3 million of mortgage notes secured by these three Indiana Communities, by assuming net working capital liabilities of those three Indiana Communities and with cash on hand, including a portion of the proceeds of the Public Offering.

Shareholders’ Equity

In June 2011, we issued 11,500,000 of our common shares in the Public Offering, raising net proceeds of approximately $54.0 million.  We used proceeds from the Public Offering to repay outstanding borrowings under the Bridge Loan and to fund a portion of the cash purchase price of the Indiana Communities described above.

Our Leases and Management Agreements with SNH

As of September 30, 2011, we leased 187 senior living communities and two rehabilitation hospitals from SNH and managed 13 senior living communities for the account of SNH.  Our total annual rent payable to SNH as of September 30, 2011 was $194.6 million, excluding percentage rent based on increases in gross revenues at certain properties.  We paid approximately $1.3 million and $1.1 million in percentage rent to SNH for the three months ended September 30, 2011 and 2010, respectively, and $3.8 million and $3.2 million in percentage rent to SNH for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, we managed 13 of our 15 Managed Communities for SNH’s account pursuant to long term contracts with SNH.  Of the remaining two of the 15 Managed Communities, which are not currently owned by SNH, we are currently managing one of those Managed Communities, and we may agree to manage the other Managed Community, for the account of the existing owner, pending SNH’s acquisition of those two Managed Communities.  SNH’s acquisition of those two remaining Managed Communities are subject to conditions and may not occur.  For the three and nine months ended September 30, 2011, we recorded $326,000 and $351,000, respectively, in management fee revenue and $8.0 million and $8.6 million, respectively, of reimbursed costs incurred in connection with the Managed Communities that we manage on behalf of SNH.  We expect that we may enter into additional similar management arrangements with SNH for additional senior living communities SNH may acquire in the future.

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, we are not obligated to continue to make these sales and SNH is not obligated to continue to purchase such capital improvements.  During the nine months ended September 30, 2011, SNH reimbursed us $10.6 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent increasing by approximately $845,000.

For further information regarding our leases and management agreements with SNH, see “—Related Person Transactions” and Note 14 to the Condensed Consolidated Financial Statements above.

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

At some of our senior living communities (principally our SNFs) and at our rehabilitation hospitals and clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I of our Annual Report, under the caption “Government Regulation and Reimbursement,” and in Part 1, Item 2 of our Quarterly Report on Form 10-Q for the periods ended March 31 and June 30, 2011, under the caption “Our Revenues.”  Medicare and Medicaid revenues were earned primarily at our SNFs, our two rehabilitation hospitals and our pharmacy operations.  We derived 34.0% and 33.2% of our total revenues from these programs during the nine months ended September 30, 2011 and 2010, respectively.

Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $173.0 million and $152.3 million during the nine months ended September 30, 2011 and 2010, respectively.  Our net Medicaid revenues from services to senior living community residents and at our rehabilitation hospitals totaled $102.0 million and $104.4 million during the nine months ended September 30, 2011 and 2010, respectively.  Our pharmacy revenues from Medicare and Medicaid were $38.1 million and $3.6 million during the nine months ended September 30, 2011, respectively, and $37.7 million and $3.9 million during the nine months ended September 30, 2010, respectively.

Effective October 1, 2011, the Federal Centers for Medicare and Medicaid Services, or CMS, adopted a final rule that updates Medicare prospective payment rates for SNFs, which affects the 5,354 skilled nursing units we operate. CMS estimates that the final rule will result in a net reduction of approximately 11.1% in aggregate Medicare payment rates for SNFs in federal fiscal year 2012. The rule includes a net reduction of approximately 12.6% as the result of a recalibration of the SNF case mix indexes under the Resource Utilization Group, or RUG, IV system. The reduction is partly offset by a net increase of approximately 1.7% as the result of an annual increase of approximately 2.7% to account for inflation, reduced by a productivity adjustment of 1.0% pursuant to the Patient Protection and Affordable Care Act, or PPACA, which is discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement.”  The rule also implements changes relating to the payment of group therapy services and new resident assessment policies. Applying the final rule for the SNF Medicare payment rate and the estimated decrease of 11.1% to our SNF Medicare revenues in the year ended December 31, 2010 and the nine months ended September 30, 2011, would reduce our revenues by approximately $14.9 million and $16.6 million, respectively.

Also effective October 1, 2011, CMS adopted a final rule that updates Medicare prospective payment rates for inpatient rehabilitation facilities, or IRFs, which affects the two rehabilitation hospitals we operate.  The final rule includes an increase in the Medicare payment rates for IRFs that CMS estimates to be approximately 2.2% in federal fiscal year 2012, as the result of a rebased annual increase of approximately 2.9% to account for inflation, reduced by 0.1% and by a productivity adjustment of 1.0%, both pursuant to PPACA, and increased by 0.4% in estimated outlier payments due to an update in the outlier threshold. As a result of changes in applicable wage indexes and Low Income Patient (LIP) percentages contained in the rule, we estimate that the increase in our hospitals’ Medicare payment rates may be approximately 1.0%. The rule also establishes a new quality reporting program that provides for a 2% reduction in the annual payment update beginning in 2014 for failure to report required quality data to the federal Secretary of Health and Human Services.  Medicare revenues realized at our IRFs in the year ended December 31, 2010 and the nine months ended September 30, 2011, were approximately $60.3 million and $50.7 million, respectively.  The calculation of Medicare rate adjustments applicable at our IRFs is complex and will depend upon patient case mixes. Accordingly, we cannot predict the final impact of the Medicare rate adjustments to our IRF results at this time.

We anticipate that the U.S Supreme Court may rule on the constitutionality of PPACA in 2012. Three U.S Circuit Courts of Appeals have recently ruled on appeals from U.S District Court decisions on PPACA, and petitions for U.S. Supreme Court reviews have been filed in these cases. One Court of Appeals ruled that the PPACA mandate requiring individuals to buy health insurance is unconstitutional, but overruled a District Court ruling that PPACA as a whole is unconstitutional; a second Court of Appeals affirmed a District Court decision upholding the constitutionality of PPACA; and a third Court of Appeals vacated two District Court decisions and remanded the cases for dismissal based on lack of subject matter jurisdiction. Several other cases challenging PPACA are pending in U.S. District Courts and Courts of Appeals.

The U.S House of Representatives has voted to repeal PPACA, and members of Congress have proposed legislation to deny funding to implement PPACA or parts of PPACA.  Members of Congress and the Obama administration have also proposed various reforms to Medicare and Medicaid, such as substantial structural changes to the programs and long-term reductions in federal funding, including reducing Medicare rates of payment to some providers including SNFs and IRFs and changing the formula for federal payments to states for Medicaid programs.

Pursuant to the Budget Control Act of 2011, Congress created a 12-member bipartisan committee called the Joint Select Committee on Deficit Reduction, or the Joint Committee. The Joint Committee has until November 23, 2011 to report legislation to Congress for achieving at least $1.2 trillion in budget savings over ten years. Congress will consider the legislation under fast track procedures and has until December 23, 2011 to pass or reject the legislation. Failure to enact the legislation by the deadline will trigger automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. Members of Congress and the Obama administration have made various cost cutting recommendations to the Joint Committee, such as reductions in Medicare and Medicaid payments to healthcare providers including SNFs, IRFs, and pharmaceutical companies and substantial changes to the Medicare and Medicaid programs and to PPACA. We are unable to predict the financial impact on us of the legislation to be proposed by the Joint Committee, if enacted, or of the automatic payment cuts beginning in 2013 if the legislation is not enacted; however, such impact may be adverse and material to our operations and out future financial results of operations.

Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.  Also, effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs which had been in effect since October 1, 2008.  We expect the ending of these temporary federal payments, combined with the anticipated slow recovery of state revenues, to result in continued difficult state fiscal conditions.  As a result, some state budget deficits likely will increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be material to our operations and may adversely affect our future results of operations.  Similarly, we are unable to predict the impact on us of the insurance changes, payment changes, and healthcare delivery systems changes contained in and to be developed pursuant to PPACA, or the impact the various challenges and potential changes to PPACA may have on its implementation.  If the changes to be implemented under PPACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be materially and adversely affected.

Debt Financings and Covenants

We have a $35.0 million Credit Agreement that matures on March 18, 2013 when all amounts outstanding under that agreement are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of September 30, 2011.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder or upon the occurrence and continuation of certain events of default.  As of September 30, 2011, no amounts were outstanding under our Credit Agreement.  As of September 30, 2011, we believe we are in compliance with all applicable covenants under our Credit Agreement.

In May 2011, we and SNH entered into a Bridge Loan agreement under which SNH agreed to lend us up to $80.0 million to fund a part of the purchase price for the acquisitions of the majority of the assets of the Indiana Communities described above.  As of September 30, 2011, an aggregate principal amount of $48.0 million was outstanding under the Bridge Loan and no additional amounts remain available for borrowing under the Bridge Loan.  The Bridge Loan is secured by mortgages on seven of our senior living communities.  The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to SNH’s borrowings under its revolving credit facility, plus 1%.  As of September 30, 2011, the interest rate was 2.8% under the Bridge Loan.  The Bridge Loan agreement contains various covenants, including restrictions on our ability to incur liens upon or dispose of the collateral securing the Bridge Loan.  The Bridge Loan agreement also contains events of default including non-payment, a change in control of us and certain events of insolvency, as determined under the Bridge Loan agreement.  As of September 30, 2011, we believe we are in compliance with all applicable covenants in the Bridge Loan agreement.

In October 2006, we issued $126.5 million principal amount of the Notes.  Our net proceeds from this issuance were approximately $122.6 million.  The Notes bear interest at a rate of 3.75% per annum and are convertible at the election of our holders of the Notes into our common shares at any time.  The initial and current conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of the Notes, which represents a conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time after October 20, 2011 and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  We issued these Notes pursuant to an indenture, which contains various customary covenants.  As of September 30, 2011, we believe we are in compliance with all applicable covenants of this indenture.

During the nine months ended September 30, 2011, we purchased and retired $623,000 par value of the outstanding Notes and recorded a gain of $1,000, net of related unamortized costs on early extinguishment of debt.  We funded these purchases principally with available cash.  As a result of these purchases and other purchases we made in prior years, $37.3 million in principal amount of the Notes remain outstanding.

As of September 30, 2011, two of our communities, which are included in discontinued operations, were encumbered by HUD insured mortgage notes, one of our communities was encumbered by a FNMA mortgage note and three of our communities were encumbered by FMCC mortgage notes, totaling $47.7 million.  These mortgages contain HUD, FNMA and FMCC standard mortgage covenants.  We recorded a mortgage premium in connection with the FNMA and FMCC mortgage notes in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes. The weighted average interest rate on these notes was 6.69% as of September 30, 2011.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039.  As of September 30, 2011, we believe we are in compliance with all applicable covenants under these mortgages.

Off Balance Sheet Arrangements

As of September 30, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $19.5 million arising from our operation of 56 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender, FNMA.

Related Person Transactions

SNH is our former parent company and our largest landlord, and we manage senior living communities for SNH.  SNH is also our largest stockholder and, as of the date of this report, SNH owned 4,235,000 of our common shares which represent approximately 8.9% of our outstanding common shares.  As of September 30, 2011, we leased 187 senior living communities and two rehabilitation hospitals from SNH and managed 13 senior living communities for the account of SNH.  Under our leases with SNH, we generally pay SNH rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.

We expect that we may enter into additional management arrangements with SNH for additional senior living communities SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH.  For instance, SNH has previously announced that it has agreed to acquire nine large senior living communities that are currently operated by Vi® as Classic Residence communities and which were formerly known as Classic Residence by Hyatt® communities.  We expect that we would manage those communities for SNH’s account.  The nine senior living communities include 2,226 living units of which 1,708 are independent living apartments, 471 are assisted living suites and 47 are suites offering specialized Alzheimer’s care.  The communities are located in six states, with four located in Florida and one in each of Maryland, Nevada, New Jersey, New York and Texas.  SNH’s acquisitions of these communities are subject to conditions and may not occur.

We also have a Bridge Loan agreement with SNH under which SNH agreed to lend us up to $80.0 million.  As of September 30, 2011, there was $48.0 million aggregate principal amount outstanding under the Bridge Loan and no additional amounts remain available for borrowing under the Bridge Loan.

RMR provides management services to both us and SNH.  One of our Managing Directors, Barry Portnoy, is Chairman and majority owner of RMR and serves as managing trustee of SNH.  Our other Managing Director, Gerard Martin, is a director of RMR.  Our President and Chief Executive Officer, our Treasurer and Chief Financial Officer and our Vice President, General Counsel and Secretary are officers of RMR.  Mr. Portnoy’s son, Adam Portnoy, is an owner, President, Chief Executive Officer and a director of RMR and serves as a managing trustee of SNH.  SNH’s executive officers are officers of RMR and SNH’s president and chief operating officer is also a director of RMR.  Some of our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Portnoy serves as a managing director or managing trustee of those companies and his son serves as a managing trustee of a majority of those companies.

We lease our headquarters from an affiliate of RMR and we lease a regional management office in Atlanta, Georgia from CommonWealth REIT, another company to which RMR provides management services.

We and the other six current shareholders currently each own approximately 14.29% of AIC’s outstanding equity.  The other shareholders of AIC are RMR and five other companies, including SNH, to which RMR provides management services.  All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. That program was modified and extended in June 2011 for a one year term.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about these and other relationships among us, our Directors, our executive officers, SNH, RMR, AIC, other companies to which RMR provides management services, and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see Note 14 to the Notes to our Condensed Consolidated  Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please also see elsewhere in this report, including “Warning Concerning Forward Looking Statements”, and our Annual Report, our Proxy Statement and our other filings with the SEC, including the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warnings Concerning Forward Looking Statements”, in our Annual Report, and the information regarding our Directors and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  In addition, please see the “Risk Factors” section of our Annual Report for a description of risks which may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, including our lease agreements, Bridge Loan agreement and form of management agreement and related pooling agreement we have with SNH and our Business Management Agreement with RMR.

We believe that our agreements with SNH, RMR and AIC are on commercially reasonable terms.  We also believe that our relationships with SNH, RMR, AIC and their affiliated and related persons and entities benefit us, and provide us with advantages in operating and growing our business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates has not materially changed from December 31, 2010.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Changes in market interest rates affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example: based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $47.7 million aggregate principal amount of outstanding mortgage debt and $37.3 million aggregate principal amount of outstanding Notes on September 30, 2011 would decline by approximately $3.9 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $47.7 million aggregate principal amount of outstanding mortgage debt and $37.3 million aggregate principal amount of outstanding Notes on September 30, 2011, would increase by approximately $4.2 million.

Our Credit Agreement bears interest at floating rates and matures on March 18, 2013.  As of September 30, 2011, no amounts were outstanding under our Credit Agreement.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of our Credit Agreement but could affect our operating results.  For example, if the maximum amount of $35.0 million were drawn under our Credit Agreement and interest rates above the floor or minimum rate decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $350,000, or $0.01 per share, based on our currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

The Bridge Loan bears interest at floating rates and matures on July 1, 2012.  As of September 30, 2011, $48.0 million aggregate principal amount was outstanding under the Bridge Loan.  We borrow in U.S. dollars and borrowings under the Bridge Loan bear interest at a rate equal to the annual rates of interest applicable to SNH’s borrowings under its revolving credit facility, plus 1%.  As of September 30, 2011, the interest rate was 2.8% under the Bridge Loan.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of the Bridge Loan but could affect our operating results.  For example, if the $48.0 million aggregate principal amount outstanding under our Bridge Loan remains outstanding and interest rates decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $480,000, or $0.01 per share, based on our currently outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES, REHABILITATION HOSPITALS AND INSTITUTIONAL PHARMACIES PROFITABLY;

•                  OUR ABILITY TO MEET OUR DEBT OBLIGATIONS;

•                  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER RATE SETTING AND REGULATORY REQUIREMENTS;

•                  OUR ABILITY TO MANAGE THOSE SENIOR LIVING COMMUNITIES THAT WE MANAGE ON BEHALF OF A THIRD PARTY;

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

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS;

•                  COMPETITION WITHIN THE SENIOR LIVING INDUSTRY AND OUR OTHER BUSINESSES;

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS;

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SNH, RMR AND THEIR RELATED PERSONS AND ENTITIES; AND

•                  COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS THAT COULD IMPOSE FURTHER COSTS AND ADMINISTRATIVE BURDENS THAT REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS.

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

QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE AND MEDICAID RATES, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE ACQUISITIONS OF THE INDIANA COMMUNITIES BY US WERE FUNDED, IN PART, BY THE BRIDGE LOAN FROM SNH WHICH MATURES ON JULY 1, 2012.  THE BRIDGE LOAN AGREEMENT PROVIDES THAT IF THE BRIDGE LOAN IS NOT REPAID ON OR BEFORE ITS MATURITY DATE, SNH MAY SATISFY THE BRIDGE LOAN BY ACQUIRING CERTAIN OF THE COMMUNITIES SECURING REPAYMENT OF THE BRIDGE LOAN AND LEASING THEM TO US.  WE EXPECT TO BE ABLE TO REPAY THE BRIDGE LOAN BEFORE ITS MATURITY; HOWEVER, OUR ABILITY TO DO SO IS LARGELY DEPENDENT UPON MARKET CONDITIONS WHICH ARE BEYOND OUR CONTROL. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO REPAY OR REFINANCE THE BRIDGE LOAN OR REGARDING THE TERMS OF ANY SUCH REFINANCING;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE ARE CURRENTLY MANAGING ONE COMMUNTY, AND THAT WE MAY AGREE TO MANAGE ANOTHER COMMUNITY, FOR THE ACCOUNT OF THE CURRENT OWNER PENDING SNH’S ACQUISITION OF THOSE TWO COMMUNITIES, AND THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT ARRANGEMENTS WITH SNH SIMILAR TO THOSE CURRENTLY IN EFFECT FOR US TO MANAGE ON BEHALF OF SNH ADDITIONAL SENIOR LIVING COMMUNITIES SNH MAY AQUIRE IN THE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE THAT SNH WILL AQUIRE THOSE OR OTHER COMMUNITIES THAT WE WOULD MANAGE ON SNH’S ACCOUNT OR THAT WE AND SNH WOULD ENTER INTO ANY SUCH ADDITIONAL MANAGEMENT ARRANGEMENTS;

•                  OUR ABILITY TO OPERATE AND MANAGE NEW SENIOR LIVING COMMUNITIES PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW COMMUNITIES INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE DEMAND FOR OUR SERVICES ARISING FROM ECONOMIC CONDITIONS GENERALLY.  WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW COMMUNITIES OR OPERATE AND MANAGE NEW COMMUNITIES PROFITABLY;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAD $41.9 MILLION OF CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2011, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR REVOLVING CREDIT FACILITY AND THAT WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND INTEND TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH; ALL OF WHICH MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY.  HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT SPECIAL COMMITTEES OF EACH OF OUR BOARD OF DIRECTORS AND SNH’S BOARD OF TRUSTEES COMPOSED SOLELY OF OUR INDEPENDENT DIRECTORS AND SNH’S INDEPENDENT TRUSTEES WHO ARE NOT ALSO DIRECTORS OR TRUSTEES OF THE OTHER PARTY AND WHO WERE REPRESENTED BY SEPARATE COUNSEL APPROVED THE MANAGEMENT CONTRACTS BETWEEN US AND SNH.  THE IMPLICATION OF THIS STATEMENT MAY BE THAT THESE TERMS ARE AS FAVORABLE TO US AS TERMS WE COULD OBTAIN FOR SIMILAR ARRANGEMENTS FROM UNRELATED THIRD PARTIES.  HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, SNH AND RMR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING SUCH CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT;

•                  OUR RESIDENTS AND PATIENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN

DECREASED OCCUPANCY AND REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS;

•                  WE INTEND TO OPERATE OUR REHABILITATION HOSPITALS AND PHARMACIES PROFITABLY.  HOWEVER, WE HAVE HISTORICALLY EXPERIENCED LOSSES FROM THESE OPERATIONS AND WE MAY BE UNABLE TO OPERATE THESE BUSINESSES PROFITABLY;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE CONTINUE TO MARKET FOR SALE TWO SNFs THAT WE OWN LOCATED IN MICHIGAN AND THAT WE AND SNH ARE IN THE PROCESS OF SELLING AN ASSISTED LIVING COMMUNITY IN PENNSYLVANIA THAT WE LEASE FROM SNH.  WE AND SNH MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE; AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH SNH, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NEW LEGISLATION AFFECTING OUR BUSINESS, CHANGES IN OUR REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II.   Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our Annual Report and below.  The risks so described may not be the only risks we face.  Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also impair our business operations or financial results.  If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained in this Quarterly Report on Form 10-Q under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.

Some of our current operations, especially our SNFs, IRFs and pharmacy operations receive significant revenues from the Medicare and Medicaid programs.  During the year ended December 31, 2010, and the nine months ended September 30, 2011, we received approximately 29% and 28%, respectively, of our senior living revenues, 64% and 67%, respectively, of our hospital revenues and 70% and 72%, respectively, of our pharmacy revenues from these programs.  The Obama administration and some members of Congress have proposed Medicare and Medicaid policy changes and rate reductions to take effect during the next several years. PPACA includes provisions that reduce annual Medicare rate increases to account for inflation affecting IRFs and that may result in future payment rates for a fiscal year being less than payment rates for a preceding fiscal year for SNFs and IRFs. Effective as of October 1, 2011, CMS reduced aggregate Medicare payment rates for SNFs by an estimated 11.1% for federal fiscal year 2012.  We expect this reduction to be material and adverse to our future financial results of operations.

Pursuant to the Budget Control Act of 2011, Congress created the Joint Select Committee on Deficit Reduction to report legislation to Congress by November 23, 2011 for achieving at least $1.2 trillion in federal budget savings over 10 years.  Congress will have until December 23, 2011 to pass or reject any such proposed legislation.  Failure to enact the legislation will, under existing law, trigger automatic spending reductions starting in 2013, including reductions of not more than 2% to Medicare providers, but exempting reductions to certain Medicaid and Medicare benefits.  Members of Congress and the Obama administration have made various cost cutting recommendations to the Joint Committee and Congress, such as reductions in Medicare and Medicaid payments to healthcare providers, including SNFs and IRFs, and substantial structural changes to the Medicare and Medicaid programs and to PPACA.  We are unable to predict the financial impact on us of the Joint Committee’s legislation, if proposed and enacted, or of the automatic payments cuts starting in 2013 if the legislation is not enacted; however such impact may be adverse and material to our operations and our future financial results of operations.

Congress extended the process to allow medically necessary exceptions to annual caps on Medicare Part B payments for outpatient rehabilitation services to individual patients through December 31, 2011. We cannot predict whether the exception process will be extended beyond that date. Also, our Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule that is scheduled to be reduced by approximately 30% on January 1, 2012, unless Congress extends the moratorium on the scheduled reduction. Failure to extend the moratorium would result in a similar reduction to our Medicare Part B rates for outpatient therapy services in our clinics and SNFs which may be materially adverse to our future financial results of operations.  Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs, have frozen or reduced Medicaid rates, or are expected to freeze or reduce Medicaid rates.  Many states are experiencing difficult fiscal conditions, increasing the likelihood of Medicaid rate reductions, freezes or increases that are insufficient to offset increased operating costs. Also, certain increases in federal payments to states for Medicaid programs in effect since October 1, 2008, were extended through June 30, 2011, but at substantially reduced levels. The ending of these temporary federal payments, combined with the anticipated slow recovery of state revenues, is expected to result in continued difficult state fiscal conditions. Some state budget deficits likely will increase, and it is possible that certain states will reduce Medicaid payments to healthcare service providers like us as part of an effort to balance their budgets.

We cannot currently estimate the magnitude of the potential Medicare and Medicaid rate reductions, the impact of the failure of these programs to increase rates to match increasing expenses and the impact on us of potential Medicare and Medicaid policy changes proposed by members of Congress and the Obama administration, but they may be material to our operations and may affect our future results of operations. We cannot now predict whether future Medicare and

Medicaid rates will be sufficient to cover our future cost increases. Future Medicare and Medicaid rate declines or a failure of these rates to cover increasing costs could result in our experiencing materially lower earnings or losses.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including medical records, financial transactions and records, personal identifying information, payroll data and workforce scheduling information.  We purchase some of our information technology from vendors, on whom our systems depend.  We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential patient, resident and other customer information, such as individually identifiable information, including information relating to health.  Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks.  Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information.  Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Part II.   Other Information

Item 6.  Exhibits

10.1

Sixth Amendment to Purchase and Sale Agreement, dated as of August 1, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as sellers, and the Company, as buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Filed herewith.)

10.2

Seventh Amendment to Purchase and Sale Agreement, dated as of September 1, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as sellers, and the Company, as buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Filed herewith.)

10.3	Consulting and Cooperation Agreement, dated August 19, 2011, by and between Travis K. Smith and the Company. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: October 28, 2011

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial Officer)
Dated: October 28, 2011