Form 10-K
period 2011-12-31
FIVE STAR QUALITY CARE INC
filed 2012-02-17
CIK 1159281

Use these links to rapidly review the document

Exhibits and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of common stock, $.01 par value, or common shares, of the registrant held by non-affiliates was $244.9 million based on the $5.81 closing price per common share on the New York Stock Exchange on June 30, 2011. For purposes of this calculation, an aggregate of 5,413,227.7 common shares, including 4,235,000 common shares held by Senior Housing Properties Trust, or SNH, are held by the directors and officers of the registrant and SNH and have been included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 16, 2012: 47,899,312.

        In this Annual Report on Form 10-K, the terms the "Company", "Five Star", "we", "us" or "our", refer to Five Star Quality Care, Inc., and its consolidated subsidiaries, unless otherwise noted.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2012, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES, REHABILITATION HOSPITALS AND INSTITUTIONAL PHARMACIES PROFITABLY,

  •
  OUR ABILITY TO MEET OUR DEBT OBLIGATIONS,

  •
  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER RATE SETTING AND REGULATORY REQUIREMENTS,

  •
  OUR ABILITY TO MANAGE THOSE SENIOR LIVING COMMUNITIES THAT WE MANAGE ON BEHALF OF THIRD PARTIES,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  CHANGES IN MEDICARE AND MEDICAID POLICIES WHICH COULD RESULT IN REDUCED RATES OF PAYMENT OR A FAILURE OF THESE RATES TO COVER OUR COSTS,

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,

  •
  COMPETITION WITHIN THE SENIOR LIVING INDUSTRY AND OUR OTHER BUSINESSES,

  •
  INCREASES IN INSURANCE AND TORT LIABILITY COSTS,

  •
  MAINTAINING OUR COMMERCIAL ARRANGEMENTS AND RELATIONSHIPS, INCLUDING WITH SENIOR HOUSING PROPERTIES TRUST, OR SNH, AND RMR,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SNH, RMR AND THEIR RELATED PERSONS AND ENTITIES, AND

  •
  COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS THAT COULD IMPOSE FURTHER COSTS AND ADMINISTRATIVE BURDENS THAT REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS.

        FOR EXAMPLE:

  •
  THE VARIOUS GOVERNMENTS WHICH PAY US FOR THE GOODS AND SERVICES WE PROVIDE TO OUR RESIDENTS AND PATIENTS WHO ARE ELIGIBLE FOR MEDICARE AND MEDICAID ARE CURRENTLY EXPERIENCING SEVERE BUDGET SHORTFALLS AND MAY LOWER THE MEDICARE AND MEDICAID RATES THEY PAY US. BECAUSE WE OFTEN CANNOT ETHICALLY LOWER THE QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE AND MEDICAID RATES, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT CERTAIN OF OUR RECENT ACQUISITIONS WERE FUNDED, IN PART, BY THE BRIDGE LOAN FROM SNH WHICH MATURES ON JULY 1, 2012. THE BRIDGE LOAN AGREEMENT PROVIDES THAT IF THE BRIDGE LOAN IS NOT REPAID ON OR BEFORE ITS MATURITY DATE, SNH MAY SATISFY THE BRIDGE LOAN BY ACQUIRING CERTAIN OF OUR COMMUNITIES THAT SECURE REPAYMENT OF THE BRIDGE LOAN AND LEASING THEM TO US. WE EXPECT TO BE ABLE TO REPAY THE BRIDGE LOAN BEFORE ITS MATURITY; HOWEVER, OUR ABILITY TO DO SO IS LARGELY DEPENDENT UPON MARKET CONDITIONS WHICH ARE BEYOND OUR CONTROL. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO REPAY OR REFINANCE THE BRIDGE LOAN OR REGARDING THE TERMS OF ANY SUCH REFINANCING,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE ARE CURRENTLY MANAGING OR HAVE AGREED TO MANAGE TWO COMMUNITIES FOR THE ACCOUNT OF THE CURRENT OWNER PENDING SNH'S ACQUISITION OF THOSE COMMUNITIES AND THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT ARRANGEMENTS WITH SNH SIMILAR TO THOSE CURRENTLY IN EFFECT FOR US TO MANAGE ON BEHALF OF SNH ADDITIONAL SENIOR LIVING COMMUNITIES SNH MAY ACQUIRE IN THE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE THAT SNH WILL ACQUIRE THOSE OR OTHER COMMUNITIES THAT WE WOULD MANAGE ON SNH'S ACCOUNT OR THAT WE AND SNH WOULD ENTER INTO ANY SUCH ADDITIONAL MANAGEMENT ARRANGEMENTS,

  •
  OUR ABILITY TO OPERATE AND MANAGE NEW SENIOR LIVING COMMUNITIES PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW COMMUNITIES INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE DEMAND FOR OUR SERVICES ARISING FROM ECONOMIC CONDITIONS GENERALLY. WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW COMMUNITIES OR OPERATE AND MANAGE NEW COMMUNITIES PROFITABLY,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE HAD $28.4 MILLION OF CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2011, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR REVOLVING CREDIT FACILITY AND THAT WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND INTEND TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO

    OUR LEASES WITH SNH; ALL OF WHICH MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT SPECIAL COMMITTEES OF EACH OF OUR BOARD OF DIRECTORS AND SNH'S BOARD OF TRUSTEES COMPOSED SOLELY OF OUR INDEPENDENT DIRECTORS AND SNH'S INDEPENDENT TRUSTEES WHO ARE NOT ALSO DIRECTORS OR TRUSTEES OF THE OTHER PARTY AND WHO WERE REPRESENTED BY SEPARATE COUNSEL APPROVED THE MANAGEMENT CONTRACTS BETWEEN US AND SNH. AN IMPLICATION OF THIS STATEMENT MAY BE THAT THESE TERMS ARE AS FAVORABLE TO US AS TERMS WE COULD OBTAIN FOR SIMILAR ARRANGEMENTS FROM UNRELATED THIRD PARTIES. HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, SNH AND RMR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING EVEN MERITLESS CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT,

  •
  OUR RESIDENTS AND PATIENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS AND INCREASED RELIANCE ON GOVERNMENT AND OTHER PAYORS,

  •
  WE INTEND TO OPERATE OUR REHABILITATION HOSPITALS AND PHARMACIES PROFITABLY. HOWEVER, WE HAVE HISTORICALLY EXPERIENCED LOSSES FROM THESE OPERATIONS AND WE MAY BE UNABLE TO OPERATE THESE BUSINESSES PROFITABLY,

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

  •
  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE ARE CURRENTLY NEGOTIATING A NEW $150.0 MILLION SENIOR SECURED REVOLVING CREDIT FACILITY WITH A GROUP OF POTENTIAL LENDERS, WHICH WE EXPECT WOULD BE SECURED BY SENIOR LIVING COMMUNITIES WE OWN. THESE NEGOTIATIONS ARE IN THE EARLY STAGES AND THERE CAN BE NO ASSURANCE WE WILL ENTER INTO THIS FACILITY OR WHAT THE ULTIMATE TERMS OF ANY SUCH FACILITY MAY PROVIDE, INCLUDING THE AMOUNT OF BORROWINGS THAT MAY BE AVAILABLE TO US UNDER THE FACILITY,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE CONTINUE TO MARKET FOR SALE TWO SNFs THAT WE OWN LOCATED IN MICHIGAN AND THAT WE AND SNH ARE IN THE PROCESS OF SELLING AN ASSISTED LIVING COMMUNITY IN PENNSYLVANIA THAT WE LEASE FROM SNH. WE AND SNH MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE BELIEVE THAT OUR RELATIONSHIPS WITH SNH, RMR, COMMONWEALTH REIT, OR CWH, AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR

    BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NEW LEGISLATION AFFECTING OUR BUSINESS, CHANGES IN OUR REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION ARE AVAILABLE ON ITS WEBSITE AT WWW.SEC.GOV.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

        EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

FIVE STAR QUALITY CARE, INC.

2011 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

GENERAL

        We operate and manage senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2011, we operated 245 senior living communities located in 30 states containing 27,159 living units, including 207 primarily independent and assisted living communities with 23,736 living units and 38 SNFs with 3,423 living units. We own and operate 31 communities (2,954 living units), we lease and operate 191 communities (20,811 living units) and we manage 23 communities (3,394 living units). Our 245 senior living communities included 8,699 independent living apartments, 13,069 assisted living suites and 5,391 skilled nursing units. Two SNFs owned and operated by us containing 271 living units and one assisted living community leased from SNH and operated by us containing 103 living units that we have classified as discontinued operations are excluded from all the preceding data in this paragraph.

        We also lease and operate two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and at three satellite locations. In addition, we lease and operate 13 outpatient clinics affiliated with these rehabilitation hospitals. We also own and operate five institutional pharmacies.

        We were created by SNH in April 2000 to operate 54 SNFs and two assisted living communities repossessed from former SNH tenants. As of December 31, 2011, we leased from SNH 188 senior living communities (including one assisted living community we have classified as discontinued operations) and two rehabilitation hospitals pursuant to four long term leases. For more information about our leases with SNH see "Properties—Our SNH Leases" of this Annual Report on Form 10-K. We were incorporated in Delaware in April 2000 and reincorporated in Maryland on September 17, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding shares of common stock, $.01 par value, or our common shares, to its shareholders and we became a separate, publicly owned company listed on the American Stock Exchange (now the NYSE Amex). In February 2011, we transferred the listing of our common shares to the New York Stock Exchange, or the NYSE.

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

        Independent Living Communities.    Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly maid service or services of a social director. Additional services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the community are dedicated to assisted living or nursing services. As of December 31, 2011, our business included 8,699 independent living apartments in 75 communities that we operate or manage.

        Assisted Living Communities.    Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community as requested or at regularly scheduled times. As of December 31, 2011, our business included 13,069 assisted living suites in 185 communities that we operate or manage.

        Skilled Nursing Facilities.    SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF generally includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2011, our business included 5,391 skilled nursing units in 69 communities that we operate or manage.

        Rehabilitation Hospitals.    Rehabilitation hospitals, also known as inpatient rehabilitation facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in SNFs. Patients in IRFs generally receive a minimum of three hours of daily rehabilitation services. IRFs also provide onsite pharmacy, radiology, laboratory, telemetry, hemodialysis and orthotics/prosthetics services. Outpatient satellite clinics are often included as part of the services offered by IRFs. As of December 31, 2011, our two rehabilitation hospitals had 321 beds available for inpatient services and provided rehabilitation services at the two hospitals and three satellite locations. In addition, we operate 13 outpatient clinics affiliated with our rehabilitation hospitals where patients discharged from hospitals can continue their therapy programs and receive amputee, brain injury, neurorehabilitation, cardio-pulmonary, orthopedic, spinal cord injury and stroke rehabilitation services.

        Institutional Pharmacies.    Institutional pharmacies provide large quantities of drugs at locations where patients with recurring pharmacy requirements are concentrated. Our five institutional pharmacies are located in six leased commercial spaces, one space included at a senior living community we lease from SNH and one owned commercial building containing a total of approximately 67,759 square feet plus parking areas for our employees and delivery vehicles.

OUR RECENT HISTORY

Senior living

        We have grown our business through acquisitions, through initiation of long term leases of independent and assisted living communities where residents' private resources account for a large majority of revenues and through entering into long term contracts to manage independent and assisted living communities.

        In 2011:

  •
  We acquired from unrelated parties seven assisted living communities containing 854 living units with one located in Arizona and the other six located in Indiana, or the Indiana Communities, for a combined purchase price of $148.4 million, excluding closing costs.

  •
  We commenced leasing from SNH six senior living communities containing 724 living units with one located in each of Illinois and Florida and two located in each of North Carolina and Virginia. Our rent payable to SNH for these communities is $7.5 million per year. We also acquired from an unrelated party 14 acres of vacant land adjacent to the community located in Illinois for possible expansion for $1.3 million, excluding closing costs.

  •
  We began managing 22 communities containing 3,327 living units for the account of SNH pursuant to long term contracts with SNH and one community with 67 living units for the account of the existing owner pending sale of the community to SNH. These communities are located in nine states in the eastern and southern United States.

Discontinued Operations

        Under our leases with SNH, we may request SNH to sell certain noneconomic properties that we lease pursuant to those leases, which if sold, would reduce our rent payable to SNH, as determined pursuant to the lease. For more information see "Properties—Our SNH Leases" of this Annual Report on Form 10-K. During 2010, at our request, SNH agreed to sell seven SNFs and one assisted living community that we leased from SNH. In August 2010, SNH sold four of those seven SNFs, all four of which were located in Nebraska, to an unrelated third party for net proceeds of approximately $1.5 million, and our annual rent payable to SNH decreased by approximately $145,000 per year. In May 2011, SNH sold an assisted living community located in Pennsylvania for net proceeds of approximately $796,000, and our annual rent to SNH decreased by approximately $72,000 per year. Also, in May 2011 SNH sold two SNFs located in Georgia for net proceeds of approximately $12.8 million, and our annual rent to SNH decreased by approximately $1.3 million per year. In June 2011, SNH sold the remaining of these seven SNFs, which was located in Georgia, for net proceeds of approximately $5.2 million and our annual rent payable to SNH decreased by approximately $521,000 per year.

        Also in 2011:

        We decided to sell two SNFs we own that are located in Michigan with an aggregate of 271 living units. In September 2011, we recorded a $3.9 million asset impairment charge to reduce the carrying value of these two SNFs to their estimated fair value based upon expected sales prices less costs to sell. While we continue to market these SNFs, we can provide no assurance that a sale will be completed.

        In August 2011, we agreed with SNH that SNH should sell one assisted living community located in Pennsylvania with 103 living units, that we lease from SNH. We and SNH are in the process of selling this assisted living community and if sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH. While we market this property all operations have been ceased and the community has been shut down.

Debt Financings and Equity Offering

        In 2006, we issued $126.5 million principal amount of Convertible Senior Notes due 2026, or the Notes. The Notes bear interest at 3.75% per annum, payable semi-annually, and will mature on October 15, 2026. We may prepay the Notes at anytime and the Note holders may require that we purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021. In 2011, we purchased and retired $623,000 par value of the outstanding Notes and recorded a gain of $1,000, net of related unamortized costs, on early extinguishment of debt. We funded these purchases principally with available cash. As a result of these purchases and other purchases we made in prior years, $37.3 million in principal amount of the Notes remain outstanding.

        In May 2011, we entered into a bridge loan agreement with SNH, or the Bridge Loan, under which SNH agreed to lend us up to $80.0 million to fund a part of the purchase price for our acquisitions of the majority of the assets of the Indiana Communities. During 2011, we completed our acquisitions of the majority of the assets of the Indiana Communities and, in connection with the acquisitions, borrowed $80.0 million under the Bridge Loan. We subsequently repaid $42.0 million of this advance with proceeds from a public offering of our common shares, or the Public Offering, and cash generated by operations. As of December 31, 2011, $38.0 million remained outstanding under the Bridge Loan. No additional amounts are available for borrowing by us under the Bridge Loan. The Bridge Loan is secured by mortgages on seven of our senior living communities. The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to SNH's borrowings under its revolving credit facility, plus 1%, which resulted in an interest rate of 2.9% as of December 31, 2011.

        Also in 2011, in connection with the acquisition of four senior living communities we assumed one Federal National Mortgage Association, or FNMA, mortgage note and three Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes totaling approximately $38.0 million in principal amount. These mortgages contain FNMA and FMCC standard mortgage covenants. We recorded a mortgage premium in connection with our assumption of these mortgage notes in order to record the mortgage notes at their estimated fair value. We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.

        In June 2011, we issued 11,500,000 of our common shares in the Public Offering raising net proceeds of approximately $54.0 million. We used proceeds from the Public Offering to repay amounts outstanding under the Bridge Loan and to fund a portion of the cash purchase price of the Indiana Communities.

OUR GROWTH STRATEGY

        We believe that the aging of the U.S. population will increase demand for senior living communities. Our principal growth strategy is to profit from this anticipated demand by operating communities that provide high quality services to residents who pay with private resources.

        We seek to improve the profitability of our existing operations by increasing our revenues and improving our operating margins. We attempt to increase revenues by increasing rates and occupancies. We attempt to improve margins by limiting increases in expenses and otherwise improving operating efficiencies. For example, during the last few years, the senior living industry has generally experienced declining occupancies as a result of a slowdown in the U.S. economy. During this same period, we have improved operating margins and profitability by increasing rates and limiting increases in our expenses. To the extent that the U.S. economy and the housing market improve, we expect that our occupancies may increase and our profitability may grow; however, the condition of the U.S. economy and the housing market are beyond our control and may not improve.

        In addition to managing our existing operations, we currently intend to continue to grow our business by adding to our operations independent and assisted living communities we operate and manage where residents' private resources account for a large majority of revenues. We expect some of these increases may be achieved by our entering leases or management agreements and some may be achieved by our purchasing communities. Since we became a public company in late 2001, we have added 183 primarily independent and assisted living communities to our business; in the year ended December 31, 2011, these 183 communities realized approximately 85% of their revenues from residents' private resources, rather than from Medicare and Medicaid. Historically, we have principally expanded our operations by entering operating leases. Recently, we have started to expand our operations by acquiring senior living communities for our own account and entering agreements to manage senior living communities which are owned by others. For more information about our operations see "Business—Our Recent History" of this Annual Report on Form 10-K. In the future, we expect to continue to grow our business by adding communities that we either own, lease or manage.

OPERATING STRUCTURE

        We have four operating divisions. Three of our divisions are each responsible for multiple regions with respect to our independent and assisted living communities. One of our divisions is responsible for our SNFs and oversees our institutional pharmacies and rehabilitation hospital businesses. Each division is headed by a divisional vice president with extensive experience in the senior living industry. Our SNF divisional vice president also has extensive experience in the institutional pharmacy and rehabilitation industries. We have several regional offices within our divisions. Each regional office is responsible for multiple communities and is headed by a regional director of operations with extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist. Regional staffs are responsible for all of our senior living community operations within a region, including:

  •
  resident services;

  •
  Medicare and Medicaid billing;

  •
  marketing and sales;

  •
  hiring of community personnel;

  •
  compliance with applicable legal and regulatory requirements; and

  •
  supporting our development and acquisition plans within their region.

        Our corporate office staff, located in Massachusetts, provides services such as:

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

        As described in this Annual Report on Form 10-K, we have a business management and shared services agreement, or the Business Management Agreement, with RMR pursuant to which RMR provides to us certain business management, administrative and information system services, including internal audit, investor relations and tax services, among other matters.

STAFFING

        Independent and Assisted Living Community Staffing.    Each of the independent and assisted living communities we operate has an executive director responsible for the day to day operations of the community, including quality of care, resident services, sales and marketing, financial performance and staff supervision. The executive director is supported by department heads who oversee the care and service of the residents, a wellness director who is responsible for coordinating the services necessary to meet the healthcare needs of our residents and a marketing director who is responsible for selling our services. Other important staff include the dining services coordinator, the activities coordinator and the property maintenance coordinator.

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

        Rehabilitation Hospital Staffing.    Each of our rehabilitation hospitals is operated under the leadership of a hospital based chief executive officer with the support of senior staff, including a medical director, chief financial officer, director of patient care services, director of rehabilitation and director of case management. The hospitals are also staffed with board certified physicians who primarily specialize in internal medicine, neurology or physiatry, as well as other licensed professionals, including rehabilitation nurses, physical therapists, occupational therapists, speech and language pathologists, nutrition counselors, neuropsychologists and pharmacists. Each outpatient clinic associated with our rehabilitation hospitals is managed by an outpatient director who is a registered occupational or physical therapist.

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

EMPLOYEES

        As of February 15, 2012, we had approximately 25,600 employees, including 16,100 full time equivalents. Approximately 77 of these employees, including approximately 57 full time equivalents, are represented under one collective bargaining agreement that has a remaining term of approximately one year. We have no employment agreements with our employees except for two assumed contracts, one with a former owner operator and one with an employee of an institutional pharmacy. We believe our relations with our union and non-union employees are good.

GOVERNMENT REGULATION AND REIMBURSEMENT

        Our operations must comply with numerous federal, state and local statutes and regulations. Also, the healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments. At some of our senior living communities (principally our SNFs) and at our rehabilitation hospitals and clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services. We derived approximately 31% of our consolidated revenues from these programs for each of the years ended December 31, 2011, 2010 and 2009.

        Independent Living Communities.    Government benefits generally are not available for services at independent living communities and residents use private resources to pay for the resident charges in these communities. However, a number of federal Supplemental Security Income program benefits pay housing costs for elderly or disabled residents to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of Supplemental Security Income residents reside or are likely to reside. Categories of living arrangements that may be subject to these state standards include independent living communities and assisted living communities. Because independent living communities usually offer common dining facilities, in many locations they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In many states, state or county health departments, social service agencies or offices on aging with jurisdiction over group residential communities for seniors license independent living communities. To the extent that independent living communities include units which provide assisted living or nursing services, these units are subject to applicable state licensing regulations, and if the communities receive Medicaid or Medicare funds, to certification standards. In some states, insurance or consumer protection agencies regulate independent living communities in which residents pay entrance fees or prepay for services.

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

        As a result of the large number of states using Medicaid to purchase services at assisted living communities and the growth of assisted living in recent years, states have adopted licensing standards applicable to assisted living communities. According to NCAL, all states regulate assisted living/residential care communities, though state regulatory models vary; no national consensus on a definition of assisted living exists, and states do not use any uniform approach to regulate assisted living communities. Most state licensing standards apply to assisted living communities whether or not they accept Medicaid funding. Also, a few states require certificates of need from state health planning authorities before new assisted living communities may be developed. Based on our analysis of current economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid or other public payments for a majority of their revenues may decline in value because Medicaid and other public rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living communities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

        HHS, the Government Accountability Office, or the GAO, and the Senate Special Committee on Aging have studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to SNFs. Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living facilities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the assisted living industry's current regulatory environment unless it also undertakes expanded funding obligations. Although CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the Deficit Reduction Act of 2005, or the DRA, the Patient Protection and Affordable Care Act, or PPACA, adopted in March 2010, and other authorities, we do not believe a materially increased financial commitment from the federal government to fund assisted living is presently likely. We anticipate that states' policies regarding licensing and regulating assisted living communities will continue to vary.

        Skilled Nursing Facilities—Reimbursement.    A majority of all nursing home revenues in the United States comes from publicly funded programs. According to CMS, Medicaid is the largest source of public funding for nursing homes, followed by Medicare. In 2010 (the most recent date for which information is publicly available) approximately 32% of nursing home revenues came from Medicaid and 22% from Medicare. SNFs are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at SNFs. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. Under the Medicare prospective payment system, or the PPS, for SNFs, capital costs are part of the prospective rate and are not community specific. The PPS and other recent legislative and regulatory actions with respect to state Medicaid rates limit the reimbursement levels for some nursing home services. At the same time, federal and state enforcement has increased oversight of SNFs, making licensing and certification of these communities more rigorous.

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

        Effective October 1, 2010, CMS adopted rules that it estimated would increase aggregate Medicare payment rates for SNFs by approximately 1.7% overall in federal fiscal year 2011. These rules also implemented a new PPS case mix classification system known as RUG IV and a new resident assessment instrument, Minimum Data Set 3.0, which SNFs must use to collect clinical data to assign residents to RUG IV reimbursement categories. RUG IV expanded the number of categories to which residents may be assigned and eliminated the "look back" period for preadmission services to include only services furnished during the SNF stay. CMS also set limits on payments to SNFs for concurrent therapies. The net effect of these changes was to increase our SNF Medicare revenue in federal fiscal year 2011.

        Effective October 1, 2011, CMS adopted a final rule that updates Medicare PPS rates for SNFs, which CMS estimates will result in a reduction in aggregate Medicare payment rates for SNFs of approximately 11.1% in federal fiscal year 2012. The rule includes a net reduction of approximately 12.6% as the result of a recalibration of the SNF case mix indexes under the RUG IV system. The reduction is partly offset by a net increase of approximately 1.7% as the result of an annual increase of approximately 2.7% to account for inflation, reduced by a productivity adjustment of 1.0% pursuant to PPACA. The rule also implements changes relating to the payment of group therapy services and new resident assessment policies. Applying the final rule for the SNF Medicare payment rate and the estimated decrease of 11.1% to our SNF Medicare revenues in the years ended December 31, 2010 and 2011 would reduce our revenues by approximately $14.9 million and $16.0 million, respectively. We expect the reduction to our Medicare SNF rates in federal fiscal year 2012 to be material and adverse to our future financial results of operations.

        Under the DRA, the federal government is slowing the growth of Medicare and Medicaid payments for nursing home services by several methods. The government reduced Medicare bad debt reimbursement from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid. The government also implemented limits on Medicare payments for outpatient therapies in 2006, with an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. Subsequent laws have extended the Medicare outpatient therapy cap exception process through February 29, 2012. This expiration of the Medicare outpatient therapy cap exception process may result in a reduction in our outpatient therapy revenues in 2012. In addition, the DRA increased the "look-back" period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and placing added burdens on SNFs to collect charges directly from residents and their transferees.

        The DRA established a five year demonstration project that in 2007 awarded competitive grants to 30 states to provide home and community based long term care services to qualified individuals relocated from SNFs, providing increased federal medical assistance for each qualifying beneficiary for a limited time period. PPACA expanded eligibility for this program and extended this program for an additional five years, and 44 states have received program funds, according to the Kaiser Family Foundation. The DRA also established a post acute care payment reform demonstration program under which CMS compared and assessed patient care needs, and costs and outcomes of services at different post acute care sites over three years. In January 2012 CMS issued a report to Congress which stated that CMS successfully used a new uniform patient assessment tool to measure patient acuity in acute care hospitals and post acute settings, providing the basis for the potential development of new standardized information reporting requirements and more uniform post acute case mix payment systems. Since January 2007, states may include home and community based services as optional services under their Medicaid state plans. PPACA expands the services that states may provide and limits their ability to set caps on enrollment, waiting lists or geographic limitations on home and community based services.

        Skilled Nursing Facilities—Survey and Enforcement.    More than 20 years ago, Congress enacted major reforms to federal and state regulatory systems for SNFs that participate in the Medicare and Medicaid programs, under the Omnibus Reconciliation Act of 1987. Since then, the GAO reports that, while much progress has been made, substantial problems remain in the effectiveness of federal and state regulatory activities. Since 1999, the HHS Office of Inspector General, or OIG, issued several reports concerning quality of care in SNFs and the GAO issued several reports, most recently in 2011, recommending that CMS and states strengthen their compliance and enforcement practices, including federal oversight of state actions, to make them more timely and effective and to better ensure that SNFs provide adequate care and states act more consistently. The Senate Special Committee on Aging and other congressional committees have also held hearings on these issues. As a result, CMS has undertaken an initiative to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities. CMS is taking steps to focus more survey and enforcement efforts on SNFs with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated communities with patterns of noncompliance. CMS has increased its oversight of state survey agencies. In addition, CMS adopted regulations expanding federal and state authority to impose civil monetary penalties in instances of noncompliance. When state agencies or CMS identify deficiencies under state licensing and Medicare and Medicaid standards, they may impose sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight, temporary management or receivership and loss of Medicare and Medicaid participation or licensure on nursing home operators. Our communities incur sanctions and penalties from time to time. If we are unable to cure deficiencies that have been identified or that are identified in the future, or if appeals of proposed sanctions or penalties are not successful, additional sanctions or penalties may be imposed, and if imposed, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

        Rehabilitation Hospital Regulation and Rate Setting.    Our two rehabilitation hospitals are subject to federal, state and local regulation that affects their business activities and determines the rates they receive for services. Governmental and non-governmental agencies periodically inspect these IRFs to ensure continued compliance with various licensure and accreditation standards. In addition, CMS certifies these facilities to participate in the Medicare program and these facilities receive a significant portion of their revenues from that program.

        CMS has a rule, known as the "60% Rule," that establishes Medicare standards IRFs must meet in order to participate as IRFs in the Medicare program. As amended by the Medicare, Medicaid and SCHIP Extension Act of 2007, the 60% Rule generally provides that, to be considered an IRF and receive reimbursement for services under the PPS for IRFs, at least 60% of a facility's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. Under the 60% Rule, to maintain their revenue levels many rehabilitation hospitals have needed to reduce the number of non-qualifying patients treated and replace them with qualifying patients, establish other sources of revenues or both. We believe our hospitals have been and are operating in compliance with this rule and we are taking actions to assure continued compliance; however, we can provide no assurance that we will be able to continue to comply with this rule, or that CMS will not make a determination that we were non-compliant in a prior year. The Obama Administration has recently proposed raising the 60% Rule to 75% beginning in federal fiscal year 2013. If Congress enacts such an increase, maintaining our compliance with the rule will become more difficult.

        Medicare reimburses IRFs under a per discharge PPS implemented in 2001 pursuant to the BBA. Under the PPS, CMS classifies patients into case mix groups based on their clinical characteristics and expected resource needs IRFs must assign each patient to a group, and separate payment rates are calculated for each group. Payments under the PPS cover substantially all costs of furnishing covered inpatient rehabilitation services, and capital costs are not facility-specific. Effective on October 1, 2010, CMS adopted rules that it estimated would increase aggregate Medicare payment rates for IRFs by approximately 2.2% overall in federal fiscal year 2011.

        Effective October 1, 2011, CMS adopted a final rule that updates Medicare PPS rates for IRFs, which CMS estimates will result in a net increase of approximately 2.2% in aggregate Medicare payment rates for IRFs in federal fiscal year 2012. The rule includes a rebased annual increase of approximately 2.9% to account for inflation, reduced by 0.1% and by a productivity adjustment of 1.0%, both pursuant to PPACA, and increased by 0.4% due to an update in the outlier threshold for high cost cases to maintain estimated outlier payments at 3% of total estimated IRF payments. As a result of changes in applicable wage indexes and Low Income Patient, or LIP, percentages contained in the rule, we estimate that the increase in our hospitals' Medicare payment rates may be approximately 1.0%. The rule also establishes a new quality reporting program that provides for a 2% reduction in the annual payment update beginning in 2014 for failure to report required quality data to the Secretary of HHS. Medicare revenues realized at our IRFs in the years ended December 31, 2010 and 2011 were approximately $60.3 million and $68.6 million, respectively. The calculation of Medicare rate adjustments applicable at our IRFs is complex and will depend upon patient case mixes. Accordingly, we cannot predict the final impact of the Medicare rate adjustments to our IRF results at this time.

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

        Healthcare Reform.    PPACA includes insurance changes, payment systems changes and healthcare delivery systems changes, intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. Beginning in federal fiscal year 2012, PPACA reduces the Medicare SNF and IRF annual adjustments for inflation by a productivity adjustment that may result in payment rates for a fiscal year being less than for the preceding fiscal year. PPACA also reduced the Medicare IRF adjustment for inflation by 0.25% for federal fiscal years 2010 and 2011, for discharges on and after April 1, 2010. PPACA reduces current and future IRF Medicare market basket updates by amounts ranging from 0.1% to 0.3% for federal fiscal years 2012 through 2016, and by 0.75% for federal fiscal years 2017 through 2019. We are unable to predict the impact of these reductions on Medicare rates for SNFs and IRFs, but their impact may be adverse and material to our operations and our future financial results of operations.

        PPACA establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect they may be adverse and material to our financial results. PPACA includes various other provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. PPACA also provides for a Medicare post-acute care pilot program, to be established by January 2013, to develop and evaluate making bundled payments for services provided during an episode of care, to include hospital and physician services and post-acute care such as SNF and IRF services. The pilot program will be expanded by January 2016 if it meets its goals. PPACA also includes the development of Medicare value based purchasing plans to include quality measures as a basis for bonuses, a government sponsored long term care insurance program, and several initiatives to encourage states to develop and expand home and community based services under Medicaid. The Secretary of HHS announced in October 2011 that HHS is unable to implement the long term care insurance program as prescribed by PPACA.

        The U.S. Supreme Court is expected to rule on the constitutionality of PPACA in 2012. The Court has granted certiorari in cases decided by two U.S. Circuit Courts of Appeal. In March 2012, the Court will hear oral arguments on the constitutionality of the PPACA mandate requiring individuals to buy health insurance or pay a penalty and the PPACA requirement that states expand their Medicaid programs. The Court will also hear arguments on whether challenges to the individual mandate may be brought before a penalty is levied, and whether, if the individual mandate is found to be unconstitutional, it is severable from the remainder of PPACA. Several other cases challenging PPACA are pending in federal courts.

        The U.S. House of Representative has voted to repeal PPACA, and members of Congress have proposed legislation to deny funding to implement PPACA or parts of PPACA and to make substantial changes to PPACA. Members of Congress and the Obama Administration have also proposed various reforms to Medicare and Medicaid, such as substantial structural changes to the programs and long-term reductions in federal funding, reducing Medicare rates of payment to some providers including SNFs, IRFs and pharmaceutical companies, and changing the formula for federal payments to states for Medicaid programs.

        Pursuant to the Budget Control Act of 2011, the federal budget will include automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. We are unable to predict the financial impact on us of the automatic payment cuts beginning in 2013; however such impact may be adverse and material to our operations and our future financial results of operations.

        We cannot currently estimate the type and magnitude of the potential Medicare and Medicare policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be material to our operations and may affect our future results of operations. Similarly, we are unable to predict the impact on us of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to PPACA. Expanded insurance availability may provide more paying customers for the services we provide. However, if the changes to be implemented under PPACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our costs, our future financial results could be adversely and materially affected.

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

        Other legislative proposals introduced in Congress, proposed by federal or state agencies or under consideration by some state governments include the option of block grants for states rather than federal matching money for certain state Medicaid services, additional policies encouraging state Medicaid programs to use home and community based long term care services rather than SNFs, laws authorizing or directing Medicare to negotiate rate reductions for prescription drugs, additional Medicare and Medicaid enforcement procedures and federal and state cost containment measures, such as freezing Medicare or Medicaid nursing home and rehabilitation hospital payment rates at their current levels and reducing or eliminating annual Medicare or Medicaid inflation allowances or gradually reducing rates for SNFs and rehabilitation hospitals.

        Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increased costs or have frozen or reduced, or are likely to freeze or reduce, Medicaid rates. Also, effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since October 1, 2008. We expect the ending of these temporary federal payments, combined with the anticipated slow recovery of state revenues, to result in continued difficult state fiscal conditions. As a result, some state budget deficits likely will increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

INSURANCE

        Litigation against senior living and healthcare companies has increased during the past few years. As a result, liability insurance costs have risen. Also, our insurance costs for workers' compensation and employee healthcare have increased. To partially offset these insurance cost increases, we have taken a number of actions including the following:

  •
  we have become fully self insured for all health related claims of covered employees;

  •
  we have increased the deductible or retention amounts for which we are liable under our liability insurance;

  •
  we have established an offshore captive insurance company which participates in our liability, workers' compensation and automobile insurance programs. These programs may allow us to reduce our net insurance costs by allowing us to retain the earnings on our reserves, provided that our claims experience matches that projected by various statutory and actuarial formulas;

  •
  we have increased the amounts that some of our employees are required to pay for health insurance coverage and as co-payments for health services and pharmaceutical prescriptions and decreased the amount of certain healthcare benefits as well as adding a high deductible health insurance plan as an option for our employees;

  •
  we have hired professional advisors to help us establish programs to reduce our insured workers' compensation and professional and general liabilities, including a program to monitor and proactively settle liability claims and to reduce workplace injuries;

  •
  we have hired insurance and other professionals to help us establish appropriate reserves for our retained liabilities and captive insurance programs; and

  •
  in order to obtain more control over our insurance costs, we, RMR and five other companies, including SNH, to which RMR provides management services, organized and are current shareholders of AIC. In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. This program was modified and extended in June 2011 for a one year term. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.

        We partially self insure up to certain limits for workers' compensation, professional liability and property coverage. Claims in excess of these limits are insured up to contractual limits, over which we are self insured. Our current insurance arrangements are generally renewable annually in June. We do not know if our insurance charges and self insurance reserve requirements will increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means in the future. For more information about our new insurance initiative see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K.

COMPETITION

        The senior living services, pharmacy and rehabilitation hospital businesses are highly competitive. We compete with service providers offering alternate types of services, such as home healthcare services, as well as other companies providing facility based services and rehabilitation services. We have large lease obligations and limited financeable assets. Many of our competitors have greater financial resources than we do. We may expand our business with SNH and our relationships with SNH and RMR may provide us with competitive advantages; however, SNH is not obligated to provide us with opportunities to lease additional properties. Some of our competitors are operated by not for profit entities which have endowment income and may not have the same financial pressures that we experience. For all of these reasons and others, we cannot provide any assurance that we will be able to compete successfully for business. For additional information on competition and the risks associated with our business, please see "Risk Factors" of this Annual Report on Form 10-K.

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

        The current political debate about world climate changes has resulted in various existing and proposed treaties, laws and regulations which are intended to limit carbon emissions. We believe treaties, laws and regulations which may limit carbon emissions may cause energy costs at our communities to increase. In the long term, we believe any such increased costs will be passed through and paid by our patients, residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

INTERNET WEBSITE

        Our internet website address is www.fivestarseniorliving.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, our policy outlining procedures for handling concerns or complaints about internal accounting controls or auditing matters and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, Massachusetts, 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly

Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any shareholder or other interested party who desires to communicate with our non-management Directors, individually or as a group, may do so by filling out a report on our website. Our Board of Directors also provides a process for security holders to send communications to our entire Board of Directors. Information about the process for sending communications to our Board of Directors can be found on our website. Our website address and website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.    Risk Factors

        Our business faces many risks. The risks described below may not be the only risks we face but are the risks we know of that we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

RISKS RELATED TO OUR BUSINESS

A small percentage decline in our revenues or increase in our expenses could have a material negative impact upon our operating results.

        For the year ended December 31, 2011, our revenues were $1.28 billion and our operating expenses were $1.26 billion. A small percentage decline in our revenues or increase in our expenses could have a material negative impact on our operating results because some of our fixed costs, such as our base rent, would not decrease during times of lower economic activity.

The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.

        Some of our current operations, especially our SNFs, IRFs and pharmacy operations receive significant revenues from Medicare and Medicaid. During the years ended December 31, 2010 and 2011, we received approximately 28% and 27%, respectively, of our senior living revenues, 64% and 68%, respectively, of our hospital revenues and 50% and 55%, respectively, of our pharmacy revenues from these programs. The Obama Administration and some members of Congress have proposed Medicare and Medicaid policy changes and rate reductions to take effect during the next several years. PPACA includes provisions that reduce annual Medicare rate increases to account for inflation affecting IRFs and that may result in future payment rates for a fiscal year being less than payment rates for a preceding fiscal year for SNFs and IRFs. Effective as of October 1, 2011, CMS reduced aggregate Medicare payment rates for SNFs by an estimated 11.1% for federal fiscal year 2012. We expect this reduction to be material and adverse to our future financial results of operations.

        Pursuant to the Budget Control Act of 2011, the federal budget will include automatic spending reductions starting in 2013, including reductions of not more than 2% to Medicare providers, but exempting reductions to certain Medicaid and Medicare benefits. We are unable to predict the financial impact on us of the automatic payments cuts starting in 2013; however such impact may be adverse and material to our operations and our future financial results of operations.

        Congress extended the process to allow medically necessary exceptions to annual caps on Medicare Part B payments for outpatient rehabilitation services to individual patients through February 29, 2012. We cannot predict whether the exception process will be extended beyond that date. Also, our Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule that is scheduled to be reduced by approximately 27% on February 29, 2012, unless Congress extends the moratorium on the scheduled reduction. Failure to extend the moratorium would result in a similar reduction to our Medicare Part B rates for outpatient therapy services in our clinics and SNFs which may be materially adverse to our future financial results of operations. Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs, have frozen or reduced Medicaid rates, or are expected to freeze or reduce Medicaid rates. Many states are experiencing difficult fiscal conditions, increasing the likelihood of Medicaid rate reductions, freezes or increases that are insufficient to offset increased operating costs. Also, certain temporary increases in federal payments to states for Medicaid programs ended as of June 30, 2011. The ending of these temporary federal payments, combined with the anticipated slow recovery of state revenues, has resulted in and is expected to result in continued difficult state fiscal conditions. Some state budget deficits likely will increase, and it is possible that certain states will reduce Medicaid payments to healthcare service providers like us as part of an effort to balance their budgets.

        We cannot currently estimate the magnitude of the potential Medicare and Medicaid rate reductions, the impact of the failure of these programs to increase rates to match increasing expenses and the impact on us of potential Medicare and Medicaid policy changes proposed by members of Congress and the Obama Administration, but they may be material to our operations and may affect our future results of operations. We cannot now predict whether future Medicare and Medicaid rates will be sufficient to cover our costs. Future Medicare and Medicaid rate declines or a failure of these rates to cover our costs could result in our experiencing materially lower earnings or losses.

Circumstances that adversely affect the ability of seniors, or their families, to pay for our services could have a material adverse effect on us.

        Our residents paid approximately 73% of our senior living revenues during the year ended December 31, 2011 from their private resources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation, continued high levels of unemployment, market declines affecting the value and liquidity of personal assets, or other circumstances that adversely affect the ability of the elderly or their families to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

Seniors' inability to sell real estate may delay their moving into senior living facilities.

        Recent and continuing housing price declines and reduced home mortgage financing availability have negatively affected the U.S. housing market. Many economists now predict a prolonged period with little improvement in housing markets. These current difficulties may have a negative effect on our revenues or lead to increased reliance on Medicare and Medicaid for our revenues. Specifically, if seniors have a difficult time selling their homes, fewer seniors may be able to relocate to our senior living communities or finance their stays at our facilities with private resources.

Our rehabilitation hospitals may be subject to Medicare reclassifications resulting in lower Medicare rates, or to retroactive repayments.

        Medicare pays a significant amount of the revenues at our rehabilitation hospitals. For cost reporting periods starting on and after July 1, 2006, 60% of an IRF's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions in order for the IRF to participate in the Medicare program. While we believe we are in compliance with the 60% Rule, and we expect to remain in compliance with this rule, we may not be able to remain in compliance, or CMS could determine that we were non-compliant in a prior year. Such an event would result in these hospitals being subject to Medicare reclassification to a different type of provider and our receiving lower Medicare payment rates retroactively or prospectively. Reductions in our Medicare payments as a result of the reclassification of our rehabilitation hospitals would materially and adversely affect our financial conditions and results of operations. If Congress enacts the Obama Administration's proposal to raise the 60% Rule to 75% beginning in federal fiscal year 2013, maintaining our compliance with the rule will become more difficult. Also, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. If our hospitals or clinics were required to make substantial retroactive repayments to Medicare, our financial condition and results of operations may be materially and adversely affected.

Private third party payers continue to try to reduce healthcare costs.

        Private third party payers continue their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. These third party payers increasingly demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. These continuing efforts of third party payers to limit the amount of payments we receive for healthcare services could adversely affect us. Reimbursement payments under third party payer programs may not remain at levels comparable to present levels or be sufficient to cover the costs allocable to patients participating in such programs. Future changes in the reimbursement rates or methods of third party payers, or the implementation of other measures to reduce payments for our services could result in a substantial reduction in our net operating revenues. At the same time, as a result of competitive pressures, our ability to maintain operating margins through price increases to private pay patients may be limited.

Provisions of the Patient Protection and Affordable Care Act could reduce our income and increase our costs.

        PPACA contains insurance changes, payment changes and healthcare delivery systems changes that will affect us. PPACA includes provisions that will take effect in federal fiscal year 2012 that may result in SNF and IRF Medicare payment rates for a fiscal year being less than for the preceding fiscal year, by using a productivity factor to reduce annual updates for inflation. PPACA also reduced the Medicare IRF market basket update for inflation by 0.25% for federal fiscal years 2010 and 2011, for discharges on and after April 1, 2010. PPACA reduces Medicare IRF updates for inflation by amounts ranging from 0.1% to 0.3% for federal fiscal years 2012 through 2016, and by 0.75% for federal fiscal years 2017 through 2019. We are unable to predict the impact of these reductions on Medicare rates for SNFs and IRFs, but their impact may be adverse and material to our operations and our future financial results of operations. PPACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect they may be adverse and material to our financial results. PPACA includes various other changes that may affect us, including enforcement reforms and Medicare and Medicaid program integrity control initiatives, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, and a Medicare post-acute care pilot program to develop and evaluate making a bundled payment for services, including hospital, physician, SNF and IRF services, provided during an episode of care. We are unable to predict the impact on us of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to PPACA. If the changes to be implemented under PPACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be adversely and materially affected.

Increases in our labor costs may have a material adverse effect on us.

        Wages and employee benefits were approximately 52% of our 2011 total operating costs. We compete with other operators of senior living communities and rehabilitation hospitals to attract and retain qualified personnel responsible for the day to day operations of each of our communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, we may have to compete with numerous other employers for lesser skilled workers. Further, when we acquire new facilities, we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers' compensation insurance costs, have materially increased in recent years. Although we have determined our self insurance reserves with guidance from third party professionals, our reserves may be inadequate. Increasing employee health and workers' compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and negatively affect our earnings. No assurance can be given that our labor costs will not increase or that any increase will be matched by corresponding increases in rates we charge to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

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

        Licensing and Medicare and Medicaid laws require operators of senior living communities, rehabilitation hospitals, clinics, and pharmacies to comply with extensive standards governing operations and physical environments. Various federal and state laws also prohibit fraud and abuse by senior living and rehabilitation hospital and clinic operators and pharmacy providers, including civil and criminal laws that prohibit false claims and that regulate patient referrals in Medicare, Medicaid and other programs. In recent years, federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare generally. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. When federal or state agencies identify violations of anti-fraud, false claims, anti-kickback and physician referral laws, they may impose or seek civil or criminal penalties, treble damages and other governmental sanctions, and may revoke the healthcare facility's license or make conditional or exclude the healthcare facility from Medicare or Medicaid participation. When federal or state agencies identify quality of care deficiencies or uncover improper billing, they may impose or seek various remedies or sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, governmental oversight, temporary management, loss of licensure and criminal penalties. Certain states and the federal government may determine that citations affecting one facility affect other facilities operated by the same entity or related entities. Such a determination may affect an operator's ability to maintain or renew other licenses or Medicare or Medicaid certifications or to secure new licenses or certifications. Our communities incur sanctions and penalties from time to time. As a result of this extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures, and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase. Also, we have been subjected to sanctions and penalties in the past but none have been material to us; and if we become subject to additional regulatory sanctions or repayment obligations at any of our existing facilities, or as a result of purchasing facilities with prior deficiencies which we are unable to correct or resolve, our business may be adversely affected and we might experience financial losses. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments, or sanctions, and the increasing costs of required compliance with applicable federal and state laws, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

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

Our growth strategy may not succeed.

        We have grown our business through acquisitions, through initiation of long term leases of independent and assisted living communities where residents' private resources account for a large majority of revenues and through entering into long term contracts to manage independent and assisted living communities. Our business plan includes taking advantage of an increasing demand for senior living facilities and acquiring additional senior living communities. Our growth strategy involves risks, including the following:

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

  •
  to the extent we incur acquisition debt or leases, our operating leverage and resulting risks of debt defaults may increase; and, to the extent we issue additional equity to fund our acquisitions, our stockholders' percentage of ownership will be diluted; and

  •
  combining our present operations with newly acquired operations may disrupt operations or cost more than anticipated.

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

Our failure or inability to meet certain terms of our Credit Agreement would adversely affect our business.

        Our revolving line of credit and security agreement, or our Credit Agreement, includes various conditions to our borrowing and various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our Credit Agreement we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our Credit Agreement at a time when borrowed amounts are outstanding under this instrument, our lenders may demand immediate payment. Any default under our Credit Agreement would likely have serious and adverse consequences to us and would likely cause the market price of our securities to materially decline.

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

        We are required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including information relating to health. Under HIPAA, we are required to comply with the HIPAA privacy rule, security standards, and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and rules regarding state privacy rights may be more stringent than HIPAA. Other federal and state laws govern the privacy of other personal information. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our financial condition and results of operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and manage or support a variety of business processes, including medical records, financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential patient, resident and other customer information, such as individually identifiable information, including information relating to health. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

        We compete with numerous other companies that provide senior living, rehabilitation hospital and pharmacy services, including home healthcare companies and other real estate based service providers. Although some states require certificates of need to develop new SNFs and assisted living communities, there are fewer barriers to competition for home healthcare or for independent and assisted living services. Many of our existing competitors are larger and have greater financial resources than us. Some of our competitors are not for profit entities which have endowment income and may not have the same financial pressures that we face. We cannot provide any assurances that we will be able to attract a sufficient number of residents to our communities or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully or to operate profitably.

We are subject to possible conflicts of interest; we have engaged in, and expect to continue to engage in, transactions with parties that may be considered related parties.

        Our business is subject to possible conflicts of interest as follows:

  •
  as of December 31, 2011, we leased from SNH 188 of our 245 senior living communities (including one that we have classified as discontinued operations) and our two rehabilitation hospitals for total annual rent of approximately $195.2 million plus percentage rent based on increases in gross revenues at certain properties;

  •
  As of December 31, 2011, we managed 22 senior living communities which are owned by SNH, and during 2011, we realized $835,000 in management fees from SNH plus reimbursement of approximately $19.8 million of operating expenses which we incurred at these managed communities;

  •
  we purchase various management services from RMR, the manager of SNH, and we lease our headquarters building from an affiliate of RMR;

  •
  our Chief Executive Officer, Bruce J. Mackey Jr., our Chief Financial Officer, Paul V. Hoagland and our General Counsel, Vern D. Larkin, are also employees of RMR, our Managing Directors, Barry M. Portnoy and Gerard M. Martin, are directors of RMR, Mr. Barry Portnoy is a managing trustee of SNH and is also the majority beneficial owner and the chairman of RMR; and

  •
  RMR's simultaneous contractual obligations to us and SNH create potential conflicts of interest, or the appearance of such conflicts of interest, and under the Business Management Agreement with RMR, in the event of a conflict between SNH and us, RMR may act on behalf of SNH rather than on our behalf.

        On December 31, 2001, SNH distributed substantially all of its ownership of our common shares to its shareholders. Simultaneously with the spin off, we entered into agreements with SNH and RMR which, among other things, limit (subject to certain exceptions) ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of SNH as a real estate investment trust, or REIT, and limit our ability to acquire real estate of types which are owned by SNH or other businesses managed by RMR. As a result of these agreements, our leases and management contracts with SNH, and our business management agreement with RMR, SNH, RMR and their respective affiliates have significant roles in our business and we do not anticipate any changes to those roles in the future. In addition, as of December 31, 2011, SNH owned 4.2 million of our common shares, or approximately 8.8% of our outstanding common shares, and SNH is our largest shareholder.

        We believe our affiliations with SNH and RMR have been and will be beneficial to us. Although we do not believe the potential conflicts have adversely affected, or will adversely affect, our business, not everyone may agree with our position. In the past, in particular following periods of financial distress or volatility in the market price of a company's securities, stockholder litigation, dissident stockholder director nominations and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with directors, affiliated persons and entities. Our relationships with SNH, RMR, Messrs. Portnoy and Martin, and RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention, even if the allegations are not substantiated.

Our leases of certain of our senior living communities are subordinated to mortgage debt of SNH, and a default by SNH could result in the termination of those leases.

        Our leases with SNH for 58 of our senior living communities, which had 2011 revenues totaling $329.3 million, are subordinated to mortgage financing secured by such communities. As a result, in the event SNH was to default on such mortgage financing, by reason of our default under our leases or for reasons unrelated to us or beyond our control, and its lender were to foreclose on such properties, our leases would terminate as a matter of law. While we may be able to enter into new leases with the lenders or the purchaser or purchasers of such properties, or they may elect to continue our occupancy under the terms of the lease as if there had been no foreclosure, such parties are not obligated to pursue either such option and, if we are able to retain possession, the terms of our continued occupancy may not be as favorable to us as those contained in our leases with SNH. If we do not enter into new leases of such communities following a foreclosure, we would lose the right to continue to operate these facilities and may incur material obligations to residents, employees and other parties as a result of such loss, each of which could have a material and adverse effect on our results of operations.

Disputes with SNH and RMR and stockholder litigation against us or our Directors and officers may be referred to arbitration proceedings.

        Our contracts with SNH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly our bylaws provide that actions by our stockholders against us or against our Directors and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our stockholders would not be able to pursue litigation for these disputes in courts against SNH, RMR, or our Directors and officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such proceedings.

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

        We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, RMR, SNH and four other companies to which RMR provides management services each own approximately 14.29% of AIC and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may be insufficiently capitalized. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

Ownership limitations and anti-takeover provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland law, may prevent our stockholders from receiving a takeover premium or implementing beneficial changes.

        Our charter and bylaws contain separate provisions which prohibit any stockholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares of stock. These provisions inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our charter and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be considered beneficial by some stockholders, including, for example, provisions relating to:

  •
  the division of our Directors into three classes, with the term of one class expiring each year and in each case, until a successor is elected and qualifies, which could delay a change in our control;

  •
  stockholder voting rights and standards for the election of Directors and other provisions which require larger majorities for approval of actions which are not approved by our Directors than for actions which are approved by our Directors;

  •
  the power of our Board of Directors, without a stockholders' vote, to authorize and issue additional shares and create classes of shares on terms that it determines;

  •
  required qualifications for an individual to serve as a Director and a requirement that certain of our Directors be "Independent Directors" and other Directors be "Managing Directors" as defined in our bylaws;

  •
  limitations on the ability of, and various requirements that must be satisfied in order for, our stockholders to propose nominees for election as Directors and propose other business to be considered at a meeting of stockholders;

  •
  limitations on the ability of our stockholders to remove our Directors;

  •
  the authority of our Board of Directors, and not our stockholders, to adopt, amend or repeal our bylaws;

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Directors or for another proposal of business not approved by our Board of Directors may be required to receive pre-clearance from the concerned insurance regulators; and

  •
  the authority of our Board of Directors to adopt certain amendments to our charter without stockholder approval to increase or decrease the number of shares of stock or the number of shares of any class or series that we have authority to issue.

        The terms of our leases and management contracts with SNH and our business management agreement with RMR provide that our rights under these agreements may be cancelled by SNH and RMR, respectively, upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change in control events, as defined in those documents including, in certain of the SNH leases, the adoption of any proposal (other than a precatory proposal) or the election to our Board of Directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. If the breach of these ownership limitations causes a lease default, stockholders causing the default may become liable to us or to other stockholders for damages. Additionally, we maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our stockholders, other than such person or group, will be entitled to purchase additional shares or other securities or our property at a discount. In addition, a termination of our business management agreement , or a change in control event of us, including upon, the acquisition by any person or group of more than 9.8% of our voting stock, is a default under our credit facility unless approved by our lender. Also, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our stockholders may be unable to realize a change of control premium for securities they own or otherwise effect a change of our policies or a change of our control.

Our rights and the rights of our stockholders to take action against our Directors and officers are limited.

        Our charter limits the liability of our Directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Directors and officers will not have any liability to us and our stockholders for money damages other than liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  active and deliberate dishonesty by such director or officer that was established by a final judgment as being material to the cause of action adjudicated.

        Our charter and contractual obligations authorize and may require us to indemnify our present and former Directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our charter or bylaws or by our Board of Directors or stockholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights against our present and former Directors and officers than might otherwise exist absent the provisions in our charter and contracts or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

RISKS RELATED TO OUR NOTES AND COMMON SHARES

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        We conduct substantially all of our business through subsidiaries. Consequently, our ability to pay debt service on the outstanding Notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Certain of our subsidiaries guarantee our obligations under the Notes and those subsidiaries and additional subsidiaries guarantee our obligations under our Credit Agreement. In addition, as of December 31, 2011, our subsidiaries which have not guaranteed the Notes had approximately $47.4 million of secured indebtedness outstanding, and we may incur additional secured indebtedness that would effectively rank senior to the outstanding Notes. The Notes are unsecured and, as such, effectively subordinated to our secured debt. In addition, non-guarantor subsidiaries have substantial additional obligations, including trade payables and lease obligations, to which the Notes are and will be effectively subordinated.

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

        In certain change of control circumstances, current and future noteholders and some of our lenders may have the right to require us to purchase the notes which they own or repay our debt owing to them at their principal amount plus accrued interest and a premium.

The Notes may permit redemption before maturity, and our noteholders may be unable to reinvest proceeds at the same or a higher rate.

        The terms of the Notes permit us, and the terms of future notes may permit us, to redeem all or a portion of the Notes after a certain amount of time, or up to a certain percentage of the outstanding Notes prior to certain dates. Generally, the redemption price will equal the principal amount being redeemed, plus accrued interest to the redemption date, plus any applicable premium. If a redemption occurs, our noteholders may be unable to reinvest the money they receive in the redemption at a rate that is equal to or higher than the rate of return on the applicable notes.

There may be no public market for notes we may issue and one may not develop.

        There is currently a limited trading market for the Notes. In addition, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for price quotations to be made available through any automated quotation system. There is no assurance that an active trading market for any of our notes will exist in the future.

Even if a market develops, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for the senior living industry generally. Also, we have purchased and retired $89.2 million face amount of the outstanding Notes. These purchases reduced the number and amount of outstanding Notes and may decrease the liquidity of the Notes.

Increased leverage may harm our financial condition and results of operations.

        Our total consolidated long term debt as of December 31, 2011 was approximately $76.0 million and represented approximately 21% of our total book capitalization as of that date. In addition to our indebtedness, we have substantial lease and other obligations. The indenture governing the Notes does not limit the amount of additional indebtedness, including senior or secured indebtedness, which we can create, incur, assume or guarantee, nor does the indenture limit the amount of indebtedness or other liabilities that our subsidiaries can create, incur, assume or guarantee.

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

        In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may also cause the market price of our common shares to decline. Stockholders may be unable to resell our common shares at or above the price at which they purchased our common shares.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

OUR SENIOR LIVING COMMUNITIES

        As of December 31, 2011, we owned or leased and operated 222 senior living communities which we have categorized into two groups as follows:

		Type of units
						Average occupancy for the year ended Dec. 31, 2011		Percent of revenues from private resources
Type of community	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2011
							(in thousands)
Independent and assisted living communities	184	6,888	11,428	2,026	20,342	86.4%	$849,770	85.0%
SNFs	38	69	18	3,336	3,423	82.2%	216,616	24.6%

Totals:	222	6,957	11,446	5,362	23,765	85.8%	$1,066,386	72.7%

        Excluded from the preceding data are 22 independent and assisted living communities containing 1,742 independent living apartments, 1,556 assisted living suites and 29 skilled nursing beds that we manage for the account of SNH, and one assisted living community containing 67 assisted living suites that we manage for the existing owner, pending SNH's acquisition. Also excluded are two SNFs containing 271 living units that we own and one assisted living community containing 103 living units that we lease from SNH that are being offered for sale and that we have classified as discontinued operations.

Independent and Assisted Living Communities

        As of December 31, 2011, we owned or leased and operated 184 independent and assisted living communities. We leased 149 of these communities from SNH and four of these communities from HCP, Inc., or HCP. We own the remaining 31 communities. These communities have 20,342 living units and are located in 26 states. The following table provides additional information about these communities and their operations as of December 31, 2011:

		Type of units
						Average occupancy for the year ended Dec. 31, 2011		Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2011
							(in thousands)
1. Alabama	8	—	367	—	367	92.5%	$13,961	100.0%
2. Arizona	5	471	390	188	1,049	79.8%	42,113	78.2%
3. California	9	496	423	59	978	83.7%	45,094	91.6%
4. Delaware	6	336	322	341	999	81.7%	64,663	66.1%
5. Florida	9	1,180	718	155	2,053	89.9%	75,312	75.3%
6. Georgia	11	111	524	40	675	84.9%	24,596	92.4%
7. Illinois	2	112	73	—	185	91.7%	4,108	100.0%
8. Indiana	16	946	577	140	1,663	89.3%	51,891	84.0%
9. Kansas	3	332	67	200	599	93.2%	31,352	71.4%
10. Kentucky	9	491	281	183	955	91.1%	44,978	80.8%
11. Maryland	10	270	661	—	931	91.3%	49,577	99.9%
12. Massachusetts	1	—	124	—	124	78.7%	6,891	100.0%
13. Minnesota	1	—	230	—	230	81.0%	12,705	94.5%
14. Mississippi	2	—	114	—	114	90.5%	3,676	100.0%
15. Missouri	1	111	—	—	111	94.7%	2,733	100.0%
16. Nebraska	2	31	108	68	207	86.3%	9,060	57.3%
17. New Jersey	5	211	563	60	834	86.1%	36,154	82.1%
18. New Mexico	1	114	35	60	209	84.9%	12,993	76.7%
19. North Carolina	15	143	1,295	—	1,438	83.2%	52,926	98.1%
20. Ohio	1	143	115	60	318	89.3%	18,619	83.1%
21. Pennsylvania	10	—	1,002	—	1,002	83.3%	35,374	100.0%
22. South Carolina	18	101	857	100	1,058	79.1%	38,303	89.4%
23. Tennessee	11	7	670	—	677	96.2%	23,748	100.0%
24. Texas	10	898	636	298	1,832	82.5%	84,973	82.1%
25. Virginia	12	284	773	—	1,057	86.7%	35,844	100.0%
26. Wisconsin	6	100	503	74	677	92.2%	28,126	68.0%

Totals:	184	6,888	11,428	2,026	20,342	86.4%	$849,770	85.0%

Skilled Nursing Facilities

        As of December 31, 2011, we operated 38 SNFs that we lease from SNH. These facilities have 3,423 living units and are located in nine states. The following table provides additional information about these facilities and their operations as of December 31, 2011:

		Type of units
						Average occupancy for the year ended Dec. 31, 2011		Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2011
							(in thousands)
1. Arizona	1	—	18	102	120	85.5%	$8,123	18.4%
2. California	4	—	—	373	373	93.5%	34,525	10.8%
3. Colorado	7	46	—	754	800	83.6%	55,704	33.0%
4. Iowa	6	19	—	413	432	85.2%	27,162	17.7%
5. Kansas	1	4	—	56	60	92.1%	3,516	28.5%
6. Missouri	1	—	—	112	112	55.2%	3,850	17.3%
7. Nebraska	10	—	—	613	613	86.0%	32,788	29.1%
8. Wisconsin	6	—	—	722	722	74.5%	40,664	28.5%
9. Wyoming	2	—	—	191	191	75.2%	10,284	20.2%

Totals:	38	69	18	3,336	3,423	82.2%	$216,616	24.6%

OUR INPATIENT REHABILITATION HOSPITALS

        As of December 31, 2011, we operated two inpatient rehabilitation hospitals that we lease from SNH. These hospitals are located in Braintree and Woburn, Massachusetts and have 321 beds dedicated to inpatient rehabilitation services to patients at the two hospital locations and at three satellite locations. In addition, we lease and operate 13 outpatient clinics affiliated with these hospitals. For the year ended December 31, 2011, the combined revenues of these operations were $105.3 million, of which approximately 65% came from Medicare, 3% came from Medicaid and the remaining 32% came from health insurance companies or other sources. The average occupancy at these inpatient facilities for the year ended December 31, 2011 was 55.1%.

OUR SNH LEASES AND MANAGEMENT AGREEMENTS

SNH Leases

        The following table provides a summary of our leases (including one assisted living community that we have classified as discontinued operations) and is followed by a summary of the material terms of our leases with SNH. Because it is a summary, it does not contain all of the information that may be important to you. If you would like more information, you should read the leases which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference.

	Number of properties	Annual rent as of December 31, 2011	Initial expiration date	Renewal terms
1. Lease No. 1 for SNFs and independent and assisted living communities(1)	89	$56.0 million	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs, independent and assisted living communities and rehabilitation hospitals	48	52.5 million	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities(2)	28	63.0 million	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities(3)	25	23.7 million	April 30, 2017	Two 15-year renewal options.

Totals	190	$195.2 million

(1)
Lease No. 1 is comprised of four separate leases. Three of these four leases exist to accommodate mortgage financings in effect at the time SNH acquired the properties; we have agreed with SNH to combine all four of these leases into one lease as and when these mortgage financings are paid.

(2)
Lease No. 3 exists to accommodate certain mortgage financing by SNH.

(3)
Lease No. 4 is comprised of three separate leases. Two of these three leases exist to accommodate mortgage obligations in effect at the time SNH acquired the properties; we have agreed with SNH to combine all three of these leases into one lease when these mortgage financings are paid.

        Percentage Rent.    Our leases with SNH require us to pay percentage rent at 181 of the 188 senior living communities we lease from SNH (including the one assisted living community we lease from SNH that has been classified as discontinued operations) equal to 4% of the amount by which gross revenues, as defined in our leases, of each property exceeds gross revenues in a specific base year. We paid total percentage rent of $4.9 million in 2011. Different base years apply to those communities that pay percentage rent. The base year is usually the first full calendar year after each community is leased. We do not pay percentage rent for our rehabilitation hospitals.

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

        Lease Subordination.    Our leases may be subordinated to any mortgages on properties leased from SNH. As of December 31, 2011, SNH had mortgages on 58 of our communities to which our leases were subordinated. These 58 communities had 7,316 living units and 2011 revenues totaling $329.3 million. SNH's outstanding borrowing secured by mortgages on these 58 communities totaled $601.3 million as of December 31, 2011.

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

        Our Relationship with SNH.    SNH is our largest landlord. We were a 100% owned subsidiary of SNH before December 31, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. Both we and SNH receive management services from RMR. SNH owns 4,235,000, or 8.8%, of our outstanding common shares as of February 15, 2012. For more information about our dealings with SNH, and about the risks which may arise as a result of these related person transactions, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K.

Management Contracts

        The management contracts for the communities we manage for SNH's account, or the Management Contracts, provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital. The Management Contracts have an initial term of 20 years and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The Management Contracts provide that we and SNH each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. As of December 31, 2011, all of our Management Contracts with SNH have been made subject to a pooling agreement we entered with SNH in connection with the 20 communities SNH agreed to acquire in March 2011 referred to above, except for a community we manage for SNH's account that only includes independent living apartments. Communities with only independent living apartments will be subject to a separate pooling agreement. Under the pooling agreement currently in effect, determinations of fees and expenses of the various communities that are subject to the applicable pooled Management Contracts are aggregated, including determination of SNH's return of its invested capital and our incentive fees. Under the pooling agreement, after December 31, 2017, SNH has the right, subject to our cure rights, to terminate all, but not less than all, the Management Contracts that are subject to the pooling agreement if it does not receive its minimum return in each of three consecutive years. In addition, under the pooling agreement, we have a limited right to require the sale of underperforming communities. Also under the pooling agreement, any nonrenewal notice given by us with respect to a community that is subject to the pooling agreement would be deemed a nonrenewal with respect to all the communities (and related Management Contracts) that are the subject of the pooling agreement.

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares were traded on the NYSE Amex (symbol: FVE) through February 3, 2011. Beginning on February 4, 2011, our common shares are traded on the NYSE (symbol: FVE). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE Amex or the NYSE:

	High	Low
2010
First Quarter	$3.88	$2.75
Second Quarter	3.80	2.81
Third Quarter	5.29	2.72
Fourth Quarter	7.43	4.95
2011
First Quarter	$8.62	$5.95
Second Quarter	8.95	5.00
Third Quarter	6.15	2.42
Fourth Quarter	3.39	2.15

        The closing price of our common shares on the NYSE on February 15, 2012 was $3.60 per share.

        As of February 15, 2012, there were approximately 2,480 shareholders of record, and we estimate that as of such date there were in excess of 24,900 beneficial owners of our common shares.

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

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. Our comparative results are impacted by community acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this

Annual Report on Form 10-K and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Operating data:
Total revenues	$1,281,764	$1,213,261	$1,142,740	$1,049,122	$931,591
Net income from continuing operations	68,277	25,562	40,420	98	25,908
Net loss from discontinued operations	(4,076)	(2,070)	(2,090)	(4,594)	(2,582)
Net income (loss)	64,201	23,492	38,330	(4,496)	23,326
Basic net income (loss) per share:
Income from continuing operations	1.62	0.72	1.20	—	0.82
Loss from discontinued operations	(0.10)	(0.06)	(0.06)	(0.14)	(0.08)
Net income (loss)	1.52	0.66	1.14	(0.14)	0.74
Diluted net income (loss) per share:
Income from continuing operations	1.54	0.69	1.10	—	0.74
Loss from discontinued operations	(0.09)	(0.05)	(0.05)	(0.14)	(0.06)
Net income (loss)	1.45	0.64	1.05	(0.14)	0.68
Balance sheet data (as of December 31):
Total assets	583,477	379,794	413,100	412,638	360,454
Total long term indebtedness	75,996	37,905	54,167	152,864	134,323
Other long term obligations	37,956	39,211	33,590	37,344	27,259
Total shareholders' equity	280,194	164,767	139,315	85,339	86,822

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

        The increasing availability of assisted living facilities in the 1990s caused occupancy at many SNFs to decline. This fact, together with restrictions on development of new SNFs by most states and assisted living facilities in some states, has generally caused nursing care to be delivered in older facilities. We believe that many SNFs currently in operation are becoming physically obsolete and that political pressures from an aging population will eventually cause governmental authorities to permit increased new construction.

        Beginning in 2007, problems in certain domestic credit markets presaged a global credit crisis that led to a recession in the United States. The recession resulted in aggressive government spending in the United States, significant business layoffs, reduced availability of credit on reasonable terms in most markets, and lower real estate prices. During the past three years, weak economic conditions throughout the country have negatively affected our occupancy. These conditions have impacted many companies both within and outside of our industry and it is unclear when current economic conditions, especially the housing market, may materially and sustainably improve. Although many of the services we provide are needs driven, some of those needs may be deferred during recessions; for example, relocating to a senior living community may be delayed when sales of houses are delayed. Also, we have experienced some pricing pressures from competition.

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

OPERATIONS

        We earn our senior living revenue primarily by providing housing and services to our senior living residents. During 2011, approximately 27% of our senior living revenues came from the Medicare and Medicaid programs and approximately 73% of our senior living revenues came from residents' private resources. We bill all private pay residents in advance for the housing and services to be provided in the following month.

        Our material expenses are:

  •
  Wages and benefits—includes wages for our employees working at our senior living communities and wage related expenses such as health insurance, workers' compensation insurance and other benefits.

  •
  Other senior living operating expenses—includes utilities, housekeeping, dietary, maintenance, marketing, insurance and community level administrative costs at our senior living communities.

  •
  Rent expense—we lease 187 senior living communities (excluding one senior living community classified as discontinued operations) and two rehabilitation hospitals from SNH and four senior living communities from HCP.

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

  •
  Costs incurred on behalf of managed communities—includes wages and benefits for staff and other operating expenses related to the communities that we manage for the account of SNH or for the account of the current owner, pending SNH's acquisition of the communities.

  •
  Depreciation and amortization expense—we incur depreciation expense on buildings and furniture and equipment that we own, and we incur amortization expense on certain identifiable intangible assets related to our pharmacy acquisitions.

  •
  Interest and other expenses—primarily includes interest on outstanding debt and amortization of deferred financing costs.

        Our reportable segments consist of our senior living community business and our rehabilitation hospital business. In the senior living community segment we operate for our own account, manage for the account of SNH or for another owner, pending SNH's acquisition, independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services generally to elderly residents. Our rehabilitation hospital segment provides inpatient rehabilitation services to patients at two hospital locations and at three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics. We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business. Consequently, we report our institutional pharmacy revenues and expense as separate items within our corporate and other activities. All of our operations and assets are located in the United States, except for the operations of our captive insurance company, which participates in our workers' compensation, professional liability and automobile insurance programs and operates in the Cayman Islands. See our consolidated financial statements included in "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further financial information on our operating segments.

        We use segment operating profit as a means to evaluate our performance and for our business decision making purposes. Segment operating profit excludes interest, dividend and other income, interest and other expense, and corporate income and expenses.

INVESTMENT ACTIVITIES

        In August 2010, we acquired from an unrelated party a continuing care retirement community containing 110 living units located in Wisconsin for a purchase price of $14.7 million, including assumed net working capital liabilities of $1.5 million.

        In 2011, we acquired from unrelated parties seven senior living communities containing 854 living units with one community located in Arizona and six communities located in Indiana for an aggregate purchase price of $148.4 million, excluding closing costs and including $38.0 million of assumed mortgage notes and $2.6 million of assumed net working capital liabilities.

        During 2011 and 2010, we made capital expenditures for property, plant and equipment, on a net basis after considering the proceeds from sales of property and equipment to SNH, of $27.6 million and $22.1 million, respectively, and acquisitions of senior living communities, net of working capital assumed, of $107.8 million and $13.2 million, respectively.

        During 2011 and 2010, we received gross proceeds of $10.9 million and $3.1 million, respectively, in connection with the sale of available for sale securities and recorded a net realized gain of $4.1 million and $933,000, respectively.

Key Statistical Data For the Years Ended December 31, 2011 and 2010

        The following tables present a summary of our operations for the years ended December 31, 2011 and 2010:

Senior living communities:

	For the years ended December 31,
(dollars in thousands, except average daily rate)	2011	2010	Change	% Change
Senior living revenue	$1,078,380	$1,033,935	$44,445	4.3%
Management fee revenue	898	—	898	100.0%
Reimbursed costs incurred on behalf of managed communities	20,552	—	20,552	100.0%

Total revenue	1,099,830	1,033,935	65,895	6.4%
Senior living wages and benefits	(536,386)	(513,462)	(22,924)	(4.5)%
Other senior living operating expenses	(259,655)	(244,109)	(15,546)	(6.4)%
Costs incurred on behalf of managed communities	(20,552)	—	(20,552)	(100.0)%
Rent expense	(185,053)	(178,316)	(6,737)	(3.8)%
Depreciation and amortization expense	(17,576)	(12,376)	(5,200)	(42.0)%
Interest and other expense	(1,128)	(199)	(929)	(466.8)%
Interest, dividend and other income	78	114	(36)	(31.6)%
Impairment of long lived assets	(3,500)	—	(3,500)	(100.0)%

Senior living income from continuing operations	$76,058	$85,587	$(9,529)	(11.1)%

Total number of communities (end of period):
Owned and leased communities	222	209	13	6.2%
Managed communities	23	—	23	100.0%

Number of total communities	245	209	36	17.2%

Total number of living units (end of period):
Owned and leased living units	23,765	22,176	1,589	7.2%
Managed living units	3,394	—	3,394	100.0%

Number of total living units	27,159	22,176	4,983	22.5%

Owned and leased communities:
Occupancy %	85.8%	86.2%	n/a	(0.4)%
Average daily rate	$148.47	$147.28	$1.19	0.8%
Percent of senior living revenue from Medicaid	12.7%	13.3%	n/a	(0.6)%
Percent of senior living revenue from Medicare	14.6%	14.4%	n/a	0.2%
Percent of senior living revenue from private and other sources	72.7%	72.3%	n/a	0.4%

Comparable communities (senior living communities that we have owned or leased and operated continuously since January 1, 2010):

	For the years ended December 31,
(dollars in thousands, except average daily rate)	2011	2010	Change	% Change
Senior living revenue	$1,050,202	$1,032,357	$17,845	1.7%
Senior living wages and benefits	(526,256)	(512,755)	(13,501)	(2.6)%
Other senior living operating expenses	(252,546)	(243,762)	(8,784)	(3.6)%
No. of communities (end of period)	208	208	n/a	—
No. of living units (end of period)	22,066	22,066	n/a	—
Occupancy %	85.5%	86.2%	n/a	(0.7)%
Average daily rate	$150.86	$147.41	$3.45	2.3%
Percent of senior living revenue from Medicaid	12.9%	13.4%	n/a	(0.5)%
Percent of senior living revenue from Medicare	15.1%	14.4%	n/a	0.7%
Percent of senior living revenue from private and other sources	72.0%	72.2%	n/a	(0.2)%

Rehabilitation hospitals:

	For the years ended December 31,
(dollars in thousands)	2011	2010	Change	% Change
Rehabilitation hospital revenues	$105,320	$100,041	$5,279	5.3%
Rehabilitation hospital expenses	(95,305)	(92,190)	(3,115)	(3.4)%
Rent expense	(10,362)	(9,988)	(374)	(3.7)%
Depreciation and amortization expense	(180)	(135)	(45)	(33.3)%

Rehabilitation hospital loss from continuing operations	$(527)	$(2,272)	$1,745	76.8%

Corporate and Other:(1)

	For the years ended December 31,
(dollars in thousands)	2011	2010	Change	% Change
Institutional pharmacy revenue	$76,614	$79,285	$(2,671)	(3.4)%
Institutional pharmacy expenses	(74,436)	(77,552)	3,116	4.0%
Depreciation and amortization expense	(3,371)	(3,523)	152	4.3%
General and administrative expenses(2)	(57,540)	(55,486)	(2,054)	(3.7)%
Gain on investments in trading securities	—	4,856	(4,856)	(100.0)%
Loss on put right related to auction rate securities	—	(4,714)	4,714	100.0%
Equity in income (losses) of Affiliates Insurance Company	139	(1)	140	14000.0%
Gain on early extinguishment of debt	1	592	(591)	(99.8)%
Gain on sale of available for sale securities	4,116	933	3,183	341.2%
Interest, dividend and other income	1,217	1,702	(485)	(28.5)%
Interest and other expense	(2,789)	(2,397)	(392)	(16.4)%
Acquisition related costs	(1,759)	—	(1,759)	(100.0)%
Benefit (provision) for income taxes	50,554	(1,448)	52,002	3591.3%

Corporate and Other loss from continuing operations	$(7,254)	$(57,753)	$50,499	87.4%

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

Consolidated:

	For the years ended December 31,
(dollars in thousands)	2011	2010	Change	% Change
Summary of revenue:
Senior living communities	$1,099,830	$1,033,935	$65,895	6.4%
Rehabilitation hospital revenue	105,320	100,041	5,279	5.3%
Corporate and Other	76,614	79,285	(2,671)	(3.4)%

Total revenue	$1,281,764	$1,213,261	$68,503	5.6%

Summary of income from continuing operations:
Senior living communities	$76,058	$85,587	$(9,529)	(11.1)%
Rehabilitation hospitals	(527)	(2,272)	1,745	76.8%
Corporate and Other	(7,254)	(57,753)	50,499	87.4%

Income from continuing operations	$68,277	$25,562	$42,715	167.1%

Year ended December 31, 2011 Compared to year ended December 31, 2010

Senior living communities:

        Our senior living revenue increased by 4.3% for the year ended December 31, 2011 compared to the same period in 2010 primarily because the number of communities that we owned and leased as of the end of the period increased from 209 to 222 and increased per diem charges to residents, partially offset by a decrease in occupancy and the CMS 11.1% reduction in aggregate Medicare payment rates for SNFs. Our senior living revenue at the communities that we operated continuously since January 1, 2010 through December 31, 2011, or our current year comparable communities, increased 1.7% due primarily to increased per diem charges to residents, offset by a decrease in occupancy and the CMS 11.1% reduction in aggregate Medicare payment rates for SNFs.

        In 2011, we began to manage 23 communities. For the year ended December 31, 2011, we recorded management fee revenue of approximately $898,000 and $20.6 million of reimbursed costs incurred at these communities.

        Our senior living wages and benefits increased 4.5% for the year ended December 31, 2011 compared to the same period in 2010 primarily because the number of communities that we owned and leased as of the end of the period increased from 209 to 222 and wage increases and increased employee health insurance costs at our current year comparable communities. Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 6.4% due to an increase in the number of communities that we owned and leased from 209 to 222, plus increased charges from various service providers, marketing costs and general maintenance expenses. Our senior living wages and benefits at our current year comparable communities increased by 2.6% due primarily to wage increases and higher employee health insurance costs. Our other senior living operating expenses at our current year comparable communities increased by 3.6% primarily due to increases in charges from various service providers, marketing costs and general maintenance expenses. Our senior living rent expense increased by 3.8% compared to the same period in 2010 primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2010.

        Our senior living depreciation and amortization expense increased by 42.0% for the year ended December 31, 2011 compared to the same period in 2010 primarily due to capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

        Interest and other expense increased by 466.8% for the year ended December 31, 2011 compared to the same period in 2010 primarily due to our assumption of four mortgage notes totaling $39.2 million in connection with our acquisition of four senior living communities during 2011.

        During our evaluation of long lived and other intangible assets, we identified and recorded an impairment of long lived assets of $3.5 million related to several senior living communities.

Rehabilitation hospitals:

        Our rehabilitation hospital revenues increased by 5.3% for the year ended December 31, 2011 compared to the same period in 2010 primarily due to an increase in Medicare payment rates during the first three quarters of 2011 and a slight increase in occupancy.

        Our rehabilitation hospital expenses increased by 3.4% for the year ended December 31, 2011 compared to the same period in 2010 primarily due to increases in labor and benefits.

        Our rehabilitation hospital rent expense increased by 3.7% for the year ended December 31, 2011 compared to the same period in 2010 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH since January 1, 2010.

Corporate and Other:

        Institutional pharmacy revenue and institutional pharmacy expenses decreased by 3.4% and 4.0%, respectively, for the year ended December 31, 2011 compared to the same period in 2010 primarily due to a decline in customer accounts, lower occupancy at senior living communities served by our pharmacies and a number of commonly dispensed name brand drugs that became available as lower priced generic drugs.

        General and administrative expenses increased by 3.7% for the year ended December 31, 2011 compared to the same period in 2010 primarily due to increased regional support costs resulting from our acquisitions of additional communities during 2011, plus wage increases.

        During the year ended December 31, 2011, we recognized a gain of $4.1 million on sales of available for sale securities held by our captive insurance company and we incurred $1.8 million of acquisition related costs, all of which relate to completed transactions.

        During the year ended December 31, 2010, we recognized a gain of $4.9 million on investments in trading securities related to our holdings of auction rate securities, or ARS, a loss of $4.7 million on the value of our right pursuant to an agreement with UBS AG, or UBS, to require UBS to acquire our auction rate securities at par value and a gain of $933,000 on a sale of available for sale securities held by our captive insurance company.

        During the year ended December 31, 2011, we purchased and retired $623,000 par value of the then outstanding Notes for $622,000 plus accrued interest, and recorded a gain of $1,000 net of related unamortized costs on early extinguishment of debt.

        During the year ended December 31, 2010, we purchased and retired $11.8 million par value of the then outstanding Notes for $10.8 million plus accrued interest and prepaid a $4.6 million United States Department of Housing and Urban Development, or HUD, insured mortgage note. As a result of the purchase and prepayment, we recorded a gain on extinguishment of debt of $592,000, net of related unamortized costs and prepayment penalties.

        Our interest, dividend and other income decreased by 28.5% for the year ended December 31, 2011 compared to the same period in 2010 due to less investable cash and lower yields realized on our investments.

        Our interest and other expense increased by 16.4% for the year ended December 31, 2011 compared to the same period in 2010 primarily due to interest on our outstanding balance on the Bridge Loan, partially offset by our purchase and retirement of $12.4 million par value of the outstanding Notes since January 1, 2010.

        For the year ended December 31, 2011, we recognized a tax benefit from continuing operations of $50.6 million, which includes a deferred tax benefit of $52.1 million attributable to a reduction of valuation allowance and current tax expense of $1.4 million for state taxes on operating income that are payable without regard to our tax loss carry forwards. The tax benefit also includes $152,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes. As of December 31, 2011, our federal net operating loss carry forward, which will begin to expire in 2025 if unused, was approximately $100.7 million, and our tax credit carry forward, which will begin to expire in 2022 if unused, was approximately $6.8 million.

Discontinued operations:

        Loss from discontinued operations for the year ended December 31, 2011 increased $2.0 million to $4.1 million, compared to a loss of $2.1 million for the year ended December 31, 2010. The losses in both years are primarily due to losses we incurred at assisted living communities and SNFs that we have sold or expect to sell. Loss from discontinued operations for the year ended December 31, 2011 includes an asset impairment charge of $3.9 million to reduce the carrying value of two SNFs to their estimated value based upon expected sales prices less costs to sell.

Key Statistical Data For the Years Ended December 31, 2010 and 2009:

        The following tables present a summary of our operations for the years ended December 31, 2010 and 2009:

Senior living communities:

	For the year ended December 31,
(dollars in thousands, except average daily rate)	2010	2009	Change	% Change
Senior living revenue	$1,033,935	$967,833	$66,102	6.8%
Senior living wages and benefits	(513,462)	(487,850)	(25,612)	(5.2)%
Other senior living operating expenses	(244,109)	(234,112)	(9,997)	(4.3)%
Rent expense	(178,316)	(166,584)	(11,732)	(7.0)%
Depreciation and amortization expense	(12,376)	(11,492)	(884)	(7.7)%
Interest and other expense	(199)	(365)	166	45.5%
Interest, dividend and other income	114	304	(190)	(62.5)%

Senior living income from continuing operations	$85,587	$67,734	$17,853	26.4%

Total number of owned and leased communities (end of period):	209	208	1	0.5%
Total number of owned and leased living units (end of period):	22,176	22,066	110	0.5%
Occupancy %	86.2%	86.5%	n/a	(0.3)%
Average daily rate	$147.28	$143.02	$4.26	3.0%
Percent of senior living revenue from Medicaid	13.3%	13.7%	n/a	(0.4)%
Percent of senior living revenue from Medicare	14.4%	14.1%	n/a	0.3%
Percent of senior living revenue from private and other sources	72.3%	72.2%	n/a	0.1%

Comparable communities (senior living communities that we have owned, leased and operated continuously since January 1, 2009):

	For the year ended December 31,
(dollars in thousands, except average daily rate)	2010	2009	Change	% Change
Senior living revenue	$988,464	$960,430	$28,034	2.9%
Senior living wages and benefits	(490,516)	(483,982)	(6,534)	(1.4)%
Other senior living operating expenses	(233,962)	(232,534)	(1,428)	(0.6)%
No. of communities (end of period)	197	197	n/a	—
No. of living units (end of period)	21,123	21,123	n/a	—
Occupancy %	86.1%	86.4%	n/a	(0.3)%
Average daily rate	$147.53	$142.97	$4.56	3.2%
Percent of senior living revenue from Medicaid	13.6%	13.7%	n/a	(0.1)%
Percent of senior living revenue from Medicare	14.8%	14.2%	n/a	0.6%
Percent of senior living revenue from private and other sources	71.6%	72.1%	n/a	(0.5)%

Rehabilitation hospitals:

	For the year ended December 31,
(dollars in thousands)	2010	2009	Change	% Change
Rehabilitation hospital revenues	$100,041	$100,460	$(419)	(0.4)%
Rehabilitation hospital expenses	(92,190)	(90,957)	(1,233)	(1.4)%
Rent expense	(9,988)	(10,596)	608	5.7%
Depreciation and amortization expense	(135)	(102)	(33)	(32.4)%

Rehabilitation hospital loss from continuing operations	$(2,272)	$(1,195)	$(1,077)	(90.1)%

Corporate and Other:(1)

	For the year ended December 31,
(dollars in thousands)	2010	2009	Change	% Change
Institutional pharmacy revenue	$79,285	$74,447	$4,838	6.5%
Institutional pharmacy expenses	(77,552)	(73,946)	(3,606)	(4.9)%
Depreciation and amortization expense	(3,523)	(3,979)	456	11.5%
General and administrative expenses(2)	(55,486)	(52,590)	(2,896)	(5.5)%
Gain on investments in trading securities	4,856	3,495	1,361	38.9%
Loss on put right related to auction rate securities	(4,714)	(2,759)	(1,955)	(70.9)%
Equity in losses of AIC	(1)	(134)	133	99.3%
Gain on early extinguishment of debt	592	34,579	(33,987)	(98.3)%
Gain on sale of available for sale securities	933	795	138	17.4%
Impairment on investments in available for sale securities	—	(2,947)	2,947	100.0%
Interest, dividend and other income	1,702	2,681	(979)	(36.5)%
Interest and other expense	(2,397)	(3,565)	1,168	32.8%
Provision for income taxes	(1,448)	(2,196)	748	34.1%

Corporate and Other loss from continuing operations	$(57,753)	$(26,119)	$(31,634)	(121.1)%

(1)
Corporate and Other includes operations that we do not consider material, separately reportable segments of our business and income and expenses that are not attributable to a reportable specific segment.

(2)
General and administrative expenses are not attributable to a reportable specific segment and include items such as corporate payroll and benefits and expenses of our home office activities.

Consolidated:

	For the year ended December 31,
(dollars in thousands)	2010	2009	Change	% Change
Summary of revenue:
Senior living communities	$1,033,935	$967,833	$66,102	6.8%
Rehabilitation hospital revenue	100,041	100,460	(419)	(0.4)%
Corporate and Other	79,285	74,447	4,838	6.5%

Total revenue	$1,213,261	$1,142,740	$70,521	6.2%

Summary of income from continuing operations:
Senior living communities	$85,587	$67,734	$17,853	26.4%
Rehabilitation hospitals	(2,272)	(1,195)	(1,077)	(90.1)%
Corporate and Other	(57,753)	(26,119)	(31,634)	(121.1)%

Income from continuing operations	$25,562	$40,420	$(14,858)	(36.8)%

Year ended December 31, 2010 Compared to year ended December 31, 2009

Senior living communities:

        Our senior living revenue increased by 6.8% for the year ended December 31, 2010 compared to the same period in 2009 primarily due to revenues from the 11 communities we began to operate in the fourth quarter of 2009 and the one community we acquired in the third quarter of 2010, plus increased per diem charges to residents, offset by a decrease in occupancy. Our senior living revenue at the communities that we operated continuously from January 1, 2009 through December 31, 2010, or our prior year comparable communities, increased by 2.9% due primarily to increased per diem charges to residents, partially offset by a decrease in occupancy.

        Our senior living wages and benefits increased by 5.2% for the year ended December 31, 2010 compared to the same period in 2009 primarily due to wages and benefits from the 11 communities we began to operate in the fourth quarter of 2009 and the one community we acquired in the third quarter of 2010, plus slightly higher than historical workers' compensation expense at our prior year comparable communities and moderate wage increases, offset by a reduction in our health insurance costs. Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs increased by 4.3% primarily due to expenses at the 11 communities we began to operate in the fourth quarter of 2009 and the one community we acquired in the third quarter of 2010, plus increased charges from various service providers. Our senior living wages and benefits at our prior year comparable communities increased by 1.4% due primarily to moderate wage increases and slightly higher than historical workers' compensation costs, partially offset by a reduction in our health insurance costs. Our other senior living operating expenses at our prior year comparable communities increased by 0.6% due primarily to increases in food and other general administrative costs, partially offset by a decrease in supplies and other purchased service expenses. Our senior living rent expense increased by 7.0% primarily due to the addition of 11 communities that we began to lease in the fourth quarter of 2009 and our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2009.

        Our senior living depreciation and amortization expense increased by 7.7% for the year ended December 31, 2010 compared to the same period in 2009 primarily due to capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

        Interest and other expense decreased by 45.5% for the year ended December 31, 2010 compared to the same period in 2009 primarily due to our prepayment in July 2010 of a mortgage note insured by HUD.

        Our senior living interest, dividend and other income decreased by 62.5% for the year ended December 31, 2010 compared to the same period in 2009 due to lower yields on our investments.

Rehabilitation hospitals:

        Our rehabilitation hospital revenues decreased by 0.4% for the year ended December 31, 2010 compared to the same period in 2009 primarily due to a decrease in occupancy, partially offset by increased third party insurance provider rates.

        Our rehabilitation hospital expenses increased by 1.4% for the year ended December 31, 2010 compared to the same period in 2009 primarily due to higher operating and plant expenses and slightly higher than historical workers' compensation costs, partially offset by decreases in labor and benefit expenses resulting from a decrease in occupancy.

        Our rehabilitation hospital rent expense decreased by 5.7% for the year ended December 31, 2010 compared to the same period in 2009 due to rent reductions resulting from the lease Realignment agreement we entered with SNH, or the Lease Realignment Agreement, offset by our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH since January 1, 2009.

Corporate and Other:

        Institutional pharmacy revenue and institutional pharmacy expenses increased by 6.5% and 4.9%, respectively, for the year ended December 31, 2010 compared to the same period in 2009 primarily due to adding new customers, partially offset by decreased revenues per prescription due to a higher percentage of our pharmacy sales for 2010 consisting of generic drugs.

        Our depreciation and amortization expense decreased by 11.5% for the year ended December 31, 2010 compared to the same period in 2009 primarily attributable to fewer purchases of furniture and fixtures and computers and related software for our institutional pharmacies and corporate and regional offices.

        General and administrative expenses increased by 5.5% for the year ended December 31, 2010 compared to the same period in 2009 primarily due to increased regional support costs, wage increases and expenses associated with the 11 communities we began to operate in the fourth quarter of 2009 and the one community we acquired in the third quarter of 2010.

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

  •
  an "other than temporary impairment" of $2.9 million on investments in securities held by our captive insurance company due to several notable bankruptcies and government actions involving the companies that issued the securities we held; and

  •
  a gain of $795,000 on sale of available for sale securities held by our captive insurance company.

        During the year ended December 31, 2010, we purchased and retired $11.8 million par value of the outstanding Notes for $10.8 million plus accrued interest and prepaid a $4.6 million HUD insured mortgage note. As a result of the purchase and prepayment, we recorded a gain on extinguishment of debt of $592,000, net of related unamortized costs and prepayment penalties.

        During the year ended December 31, 2009, we purchased and retired $76.8 million par value of the outstanding Notes that we had purchased for $39.9 million, plus accrued interest. As a result of these purchases, we recorded a gain on extinguishment of debt of $34.6 million, net of related unamortized costs.

        Our interest, dividend and other income decreased by 36.5% for the year ended December 31, 2010 compared to the same period in 2009, primarily due to lower yields realized on our investments.

        Our interest and other expense decreased by 32.8% for the year ended December 31, 2010 compared to the same period in 2009, primarily due to our purchase and retirement of $88.6 million par value of the outstanding Notes since January 1, 2009.

        For the year ended December 31, 2010, we recognized tax expense of $1.4 million, which included tax expense of $1.3 million for state taxes on operating income that were payable without regard to our tax loss carry forwards. Tax expense also included $158,000 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes. As of December 31, 2010, our federal net operating loss carry forward, which will begin to expire in 2025 if unused, was approximately $107.2 million, and our tax credit carry forward, which will begin to expire in 2022 if unused, was approximately $4.4 million.

Discontinued operations:

        Loss from discontinued operations for the years ended December 31, 2010 and 2009 are primarily due to losses we incurred at assisted living communities, SNFs and pharmacies that we have sold or expect to sell.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2011, we had unrestricted cash and cash equivalents of $28.4 million and $35.0 million available to borrow on our $35.0 million Credit Agreement.

        We believe that a combination of our existing cash, cash equivalents, net cash from operations and our ability to borrow under our Credit Agreement will provide us with adequate cash flow to fund our debt obligations and run our business, invest in and maintain our properties and fund future acquisition commitments for the next 12 months and for the foreseeable future thereafter. If, however, our occupancies continue to decline and we are unable to generate positive cash flow for an extended period, we expect that we would explore alternatives to fund our operations. Such alternatives may include further reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement, engaging in sale leaseback transactions of our owned communities and issuing new equity or debt securities. In addition, we may from time to time consider raising additional capital or obtaining additional financing to explore business opportunities, such as acquisitions. As of December 31, 2011, we have a working capital deficit of $47.8 million, which includes $38.0 million due under the Bridge Loan, which matures on July 1, 2012. We expect to be able to repay the Bridge Loan prior to its maturity; however, our ability to do so is largely dependent on market conditions, which are beyond our control. The Bridge Loan agreement provides that if the Bridge Loan is not repaid on or before its maturity date, SNH may satisfy the Bridge Loan by acquiring certain of the communities securing repayment of the Bridge Loan and leasing them to us. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but this registration statement does not assure that there will be buyers for such securities.

Auction Rate and Available for Sale Securities

        Until June 30, 2010, we held investments in trading securities which consisted of ARS that were primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program. Pursuant to their terms, the ARS were subject to periodic auctions, which impacted their liquidity and terms. Due to events in the credit markets, auctions for these ARS failed starting in the first quarter of 2008. In November 2008, we entered into a settlement agreement with UBS related to our investment in ARS and on June 30, 2010, we exercised our right, or the UBS Put Right, pursuant to this agreement to require UBS to acquire our remaining ARS at par value. UBS settled and paid to us $41.5 million on July 1, 2010, which was net of our outstanding balance on our UBS secured revolving credit facility of $6.3 million.

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

        We routinely evaluate our available for sale investments to determine if they have been impaired. If the book or carrying value of an investment is less than its estimated fair value and we expect that situation to continue for a more than a temporary period, we will record an "other than temporary impairment" loss in our consolidated statement of income. We estimate the fair value of our available for sale investments by reviewing each security's current market price, the ratings of the security, the financial condition of the issuer, and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an "other than temporary impairment" if the quoted market price of the security is below the security's cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that an impairment in the fair value of an available for sale security is an "other than temporary impairment", we record a charge to earnings. We did not record an impairment charge for the year ended December 31, 2011. We recorded a charge of $2.9 million for an "other than temporary impairment" in the value of our securities held by our captive insurance company for the year ended December 31, 2009 due to several bankruptcies and government actions involving the companies that issued the securities we held.

Assets and Liabilities

        Our total current assets at December 31, 2011 were $141.5 million, compared to $136.0 million at December 31, 2010. At December 31, 2011, we had cash and cash equivalents of $28.4 million compared to $20.8 million at December 31, 2010. The increase in cash and cash equivalents is primarily due to the proceeds from our sale of common shares in the Public Offering and net cash flow generated from our operations. Our current and long term liabilities were $189.3 million and $114.0 million, respectively, at December 31, 2011 compared to $137.9 million and $77.1 million, respectively, at December 31, 2010. The increase in current liabilities is primarily the result of our net borrowings outstanding under the Bridge Loan, the timing of real estate tax payments, and the accrual of bonus and other employee benefit payments. The increase in long term liabilities is primarily the result of the assumption of the one FNMA and the three FMCC mortgage notes in connection with the senior living communities we acquired during 2011.

        We had cash flows from continuing operations of $44.4 million for the year ended December 31, 2011 compared to $109.8 million for the year ended December 31, 2010. Cash flows from continuing operations included a deferred tax benefit of $52.1 million attributable to a reduction of valuation allowance. Acquisitions of property and equipment, including the acquisition of senior living communities, on a net basis after considering the proceeds from sales of fixed assets to SNH, were $135.4 million and $35.3 million for the years ended December 31, 2011 and 2010, respectively. During 2011 and 2010, we purchased and retired a total of $623,000 and $11.8 million, respectively, par value of the outstanding Notes for $622,000 and $10.8 million, respectively, plus accrued interest. During 2010, we prepaid HUD insured mortgage debt of $4.6 million.

Acquisitions and Related Financings

        In August 2010, we acquired from an unrelated party a continuing care retirement community, which offers independent, assisted living and skilled nursing services, containing 110 living units located in Wisconsin for $14.7 million, excluding closing costs. We financed the acquisition with cash on hand and the assumption of $1.3 million of resident deposits.

        In May 2011, we acquired from an unrelated third party an assisted living community containing 116 living units located in Arizona for $25.6 million, excluding closing costs. We financed the acquisition with cash on hand and by assuming a FNMA mortgage note for $18.7 million. We have included the results of this community's operations in our consolidated financial statements from the date of acquisition. We allocated the purchase price of this community to land, building and equipment. This community primarily provides independent and assisted living services and, as of December 31, 2011, all of the residents pay for their services with private resources.

        In May 2011, we agreed to purchase the majority of the assets of the Indiana Communities for an aggregate purchase price, excluding closing costs, of $122.8 million. The Indiana Communities primarily offer independent and assisted living services, which are currently primarily paid by residents from their private resources. In June 2011, we completed our acquisitions of the majority of the assets of two of the Indiana Communities containing 197 living units for an aggregate purchase price, excluding closing costs, of $40.4 million and funded our acquisitions with proceeds of the Bridge Loan and the assumption of net working capital liabilities of those two Indiana Communities. In July 2011, we completed our acquisition of the majority of the assets of an additional Indiana Community containing 151 living units for a purchase price, excluding closing costs, of $30.4 million and funded our acquisition with a portion of the proceeds of the Public Offering, by borrowing an additional $15.0 million under the Bridge Loan and by assuming net working capital liabilities of that Indiana Community. In September 2011, we completed our acquisitions of the majority of the assets of the remaining three Indiana Communities containing 390 living units for an aggregate purchase price, excluding closing costs, of $52.0 million. We funded these acquisitions with $24.0 million of borrowings under the Bridge Loan, by assuming approximately $19.3 million of mortgage notes secured by these three Indiana Communities, by assuming net working capital liabilities of those three Indiana Communities and with cash on hand, including a portion of the proceeds of the Public Offering.

Our Leases and Management Agreements with SNH

        In 2009, we leased from SNH 11 additional senior living communities with a total of 952 living units. Ten of these communities are assisted living communities and were added to Lease No. 1, which has a current term expiring in 2024. One of these communities is a continuing care retirement community and was added to Lease No. 4, which has a current term expiring in 2017. Our rent payable to SNH for these 11 communities is $10.3 million per year. Percentage rent, based on increases in gross revenues of these communities commenced in 2012.

        In March 2011, SNH agreed to acquire 20 senior living communities containing 2,111 living units located in five states in the southeastern United States. These senior living communities primarily offer independent and assisted living services, which are primarily paid by residents from their private resources. In May 2011, we entered into long term contracts with SNH to manage 15 of these communities and agreed to lease the remaining five communities when SNH acquired them. As of December 31, 2011, we leased those five communities containing 651 living units from SNH and managed 13 of the 15 communities containing 1,214 living units for SNH's account. We are currently managing or have agreed to manage the remaining two communities containing 291 living units for the account of the existing owner, pending SNH's acquisition of those two communities. SNH's acquisitions of those two remaining communities are subject to conditions and may not occur. Our minimum rent payable to SNH for the five communities we are leasing is approximately $6.9 million per year. Percentage rent based on increases in gross revenues at these communities we are leasing, will commence in 2013. We added the five communities we are leasing to our existing leases with SNH, which have current terms expiring at varying dates ranging from April 2017 to June 2026.

        In May 2011, we commenced leasing a senior living community from SNH with 73 living units located in Illinois and we acquired from an unrelated third party 14 acres of vacant land adjacent to the community for possible expansion for $1.3 million. Our rent payable to SNH for this community is $608,000 per year. Percentage rent, based on increases in gross revenues at this community, will commence in 2013. We added this community to our Lease No. 1 with SNH, which has a current term expiring in 2024.

        In July 2011, SNH agreed to acquire nine large senior living communities then operated by Vi® as Classic Residence communities and which were formerly known as Classic Residence by Hyatt® communities. The nine senior living communities include 2,226 living units of which 1,708 are independent living apartments, 471 are assisted living suites and 47 are suites offering specialized Alzheimer's care. The communities are located in six states, with four located in Florida and one located in each of Maryland, Nevada, New Jersey, New York and Texas. In December 2011, SNH completed the acquisition of eight of those communities and we entered into long term management contracts with SNH to manage those eight communities. The one remaining community that has not yet been acquired by SNH is located in New York. That acquisition is subject to conditions, including licensing approval. It is currently expected that that acquisition will be completed during 2012 but there can be no assurances that the acquisition will be completed. If SNH completes that acquisition, we expect that we will enter into a long term management contract with SNH to manage that community on terms substantially consistent with those that we have previously entered into with SNH.

        In December 2011, SNH acquired a senior living community with 57 units located in California and we entered into a long term management contract with SNH to manage this community on terms substantially consistent with those that we have previously entered into with SNH for communities that include assisted living units.

        As of December 31, 2011, we leased 187 senior living communities, two rehabilitation hospitals and one assisted living community which has been classified as discontinued operations from SNH under four leases. Our total annual rent payable to SNH as of December 31, 2011 was $195.2 million, excluding percentage rent based on increases in gross revenues at certain properties. We paid approximately $4.9 million and $4.4 million in percentage rent to SNH for the years ended December 31, 2011 and 2010, respectively.

        In February 2012, SNH acquired a senior living community with 92 units located in Alabama and we entered into a long term management contract with SNH to manage this community on terms substantially consistent with those that we have previously entered into with SNH for communities that include assisted living units.

        Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH. During the year ended December 31, 2011, SNH reimbursed us $33.3 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent being increased by approximately $2.7 million.

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

        At some of our senior living communities (principally our SNFs) and at our rehabilitation hospitals and clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services. Medicare and Medicaid revenues were earned primarily at our SNFs and our two rehabilitation hospitals. We derived 31% of our consolidated revenues from these programs for each of the years ended December 31, 2011, 2010 and 2009.

        Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $224.8 million, $207.6 million and 197.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our net Medicaid revenues from services to senior living community residents and at our rehabilitation hospitals totaled $137.6 million, $140.3 million and $134.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. CMS has recently adopted rules that took effect on October 1, 2011 that it estimates will reduce aggregate Medicare payment rates for SNFs by approximately 11.1% in federal fiscal year 2011. Actions of Congress or CMS may change these estimates. We expect the reduction to our Medicare SNF rates in federal fiscal year 2012 to be material and adverse to our future financial results of operations. Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. Also, certain temporary increases in federal payments to states for Medicaid programs ended as of June 30, 2011. We expect the ending of these temporary federal payments, combined with the anticipated slow recovery of state revenues, to result in continued difficult state fiscal conditions. Some state budget deficits likely will increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets. We cannot currently estimate the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our expenses, but they may be material to our operations and may affect our future results of operations. Similarly, we are unable to predict the impact on us of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to PPACA. Expanded insurance availability may provide more paying customers for the services we provide. However, if the changes to be implemented under PPACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs, our future financial results could be adversely and materially affected.

        Medicare and Medicaid programs provided approximately 68%, 64% and 64% of our revenues from our rehabilitation hospitals for the years ended December 31, 2011, 2010 and 2009, respectively. Effective October 1, 2011, CMS adopted an update of approximately 2.2% in aggregate Medicare payment rates for IRFs in federal fiscal year 2012, including a rebased annual increase of approximately 2.9% to account for inflation, reduced by a productivity adjustment of 1.0%, both pursuant to PPACA, and increased by 0.4% in estimated outlier payments. As a result of changes in applicable wage indexes and LIP percentages contained in the rule, we estimate that the increase in our hospitals' Medicare payment rates may be approximately 1.0%.

        CMS has issued the 60% Rule establishing revised Medicare criteria that rehabilitation hospitals must meet in order to participate as IRFs in the Medicare program. As amended, the rule requires that for cost reporting periods starting on and after July 1, 2006, 60% of a facility's inpatient population must require intensive rehabilitation services for one of the CMS's designated medical conditions. An IRF that fails to meet the requirements of this rule is subject to reclassification as a different type of healthcare provider; and the effect of such reclassification would be to lower Medicare payment rates. We believe our rehabilitation hospitals are operating in compliance with the CMS requirements to remain IRFs. However, the actual percentage of patients at our IRFs who meet these Medicare requirements may not be or remain as high as we believe or anticipate or may decline. Our failure to remain in compliance, or a CMS finding of noncompliance, if it occurs, will result in our receiving lower Medicare rates than we currently receive at our IRFs.

Insurance

        Increases over time in the costs of insurance, especially professional liability insurance, workers' compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase re-insurance for claims in excess of the self insurance amounts. These increased costs may continue in the future. We, RMR and other companies to which RMR provides management services own an insurance company, which has designed and reinsured in part a property insurance program under which we and the other owners participate. For more information about our existing insurance see "Business—Insurance" of this Annual Report on Form 10-K.

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

Discontinued Operations

        In 2009, we sold one institutional pharmacy located in California in two separate transactions which resulted in a $1.2 million gain on sale. We were unable to sell our mail order pharmacy on acceptable terms and we ceased its operations on March 31, 2009.

        During 2009, at our request, SNH sold two SNFs that we leased from SNH. In October 2009, SNH sold a SNF located in Iowa to an unrelated party for net proceeds of approximately $473,000 and our annual rent payable to SNH decreased by approximately $47,300 per year. In November 2009, SNH sold a SNF located in Missouri to an unrelated party for net proceeds of approximately $1.2 million, and our annual rent payable to SNH decreased by approximately $124,700 per year.

        During 2010, at our request, SNH agreed to sell seven SNFs and one assisted living community that we leased from SNH. In August 2010, SNH sold four of those seven SNFs, all four of which were located in Nebraska, to an unrelated third party for net proceeds of approximately $1.5 million, and our annual rent payable to SNH decreased by approximately $145,000 per year. In May 2011, SNH sold an assisted living community located in Pennsylvania for net proceeds of approximately $796,000, and our annual rent to SNH decreased by approximately $72,000 per year. Also, in May 2011 SNH sold two SNFs located in Georgia for net proceeds of approximately $12.8 million, and our annual rent to SNH decreased by approximately $1.3 million per year. In June 2011, SNF sold the remaining of these seven SNFs, which was located in Georgia, for net proceeds of approximately $5.2 million and our annual rent payable to SNH decreased by approximately $521,000 per year.

        In 2011, we decided to sell two SNFs we own that are located in Michigan with an aggregate of 271 living units. In September 2011, we recorded a $3.9 million asset impairment charge to reduce the carrying value of these two SNFs to their estimated fair value based upon expected sales prices less costs to sell. While we continue to market these properties, we can provide no assurance that a sale of these SNFs will be completed.

        In August 2011, we agreed with SNH that SNH should sell one assisted living community located in Pennsylvania with 103 living units, which we lease from SNH. We and SNH are in the process of selling this assisted living community and if sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

        We have reclassified the consolidated balance sheet and the consolidated statement of income for all periods presented to show the financial position and results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued. Below is a summary of the operating results of these discontinued operations included in the financial statements for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	For the years ended December 31,
	2011	2010	2009
Revenues	$31,074	$47,725	$57,705
Expenses	(33,951)	(49,795)	(61,021)
Impairment on assets	(3,938)	—	—
Benefit for income taxes	2,739	—	—
Gain on sale	—	—	1,226

Net loss	$(4,076)	$(2,070)	$(2,090)

Contractual Obligations Table

        As of December 31, 2011, our contractual obligations from continuing and discontinued operations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long Term Debt Obligations(1)	$84,713	$1,171	$2,560	$2,880	$78,102
Projected Interest on Long Term Debt Obligations(2)	52,729	4,193	8,168	7,848	32,520
Bridge Loan agreement with SNH(3)	38,000	38,000	—	—	—
Operating Lease Obligations(4)	2,689,745	196,411	392,230	390,456	1,710,648
Continuing care contracts(5)	2,045	—	938	699	408
Accrued Self Insurance Obligations(6)	28,496	—	23,010	5,486	—

Total	$2,895,728	$239,775	$426,906	$407,369	$1,821,678

(1)
Long Term Debt Obligations consist of the amounts due under one FNMA, three FMCC and two HUD insured mortgages as well as the outstanding Notes.

(2)
Projected Interest on Long Term Debt Obligations consists of the amounts due under one FNMA, three FMCC and two HUD insured mortgages as well as the projected interest on the outstanding Notes.

(3)
The Bridge Loan matures on July 1, 2012.

(4)
Operating Lease Obligations consist of the annual lease payments to SNH and HCP through the lease terms ending between 2014 and 2028. These amounts do not include percentage rent that may become payable under these leases.

(5)
Non-refundable resident continuing care contracts. See Note 2 to the Notes to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K for further information regarding these contracts.

(6)
Accrued Self Insurance Obligations reflected on our balance sheet are insurance reserves related to workers' compensation and professional liability insurance.

Debt Financings and Covenants

        We have a $35.0 million Credit Agreement that matures on March 18, 2013 when all amounts outstanding under that agreement are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes. Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity. We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of December 31, 2011. We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries' accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder or upon the occurrence and continuation of certain events of default. As of December 31, 2011, no amounts were outstanding under our Credit Agreement. As of December 31, 2011, we believe we were in compliance with all applicable covenants under our Credit Agreement.

        In October 2006, we issued $126.5 million principal amount of the Notes. Our net proceeds from this issuance were approximately $122.6 million. The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time. The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of the Notes, which represents an initial conversion price of $13.00 per share. The Notes are guaranteed by certain of our wholly owned subsidiaries. The Notes mature on October 15, 2026. We may prepay the Notes at any time and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021. If a "fundamental change", as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes. We issued these Notes pursuant to an indenture which contains various customary covenants. As of December 31, 2011, we believe we were in compliance with all applicable covenants of this indenture.

        During the year ended December 31, 2011, we purchased and retired $623,000 par value of the outstanding Notes and recorded a gain of $1,000, net of related unamortized costs, on early extinguishment of debt. We funded these purchases principally with available cash. As a result of these purchases and other purchases we made in prior years, $37.3 million in principal amount of the Notes remain outstanding.

        On July 1, 2010, we repaid the outstanding balance of and terminated our non-recourse credit facility with UBS.

        At December 31, 2011, we had six irrevocable standby letters of credit totaling $736,000. The six letters of credit are security for our lease obligation to HCP, to an automobile leasing company, and to a mortgagee of our property encumbered by a FNMA insured mortgage. The letters of credit are renewed annually. The maturity dates for these letters of credit range from April 2012 to September 2012. Our obligations under these letters of credit are secured by cash.

        In July 2010, we prepaid one HUD insured mortgage that was secured by one of our senior living communities. We paid $4.6 million to retire this note, which consisted of approximately $4.5 million in principal and interest and $134,000 in prepayment penalties.

        In May 2011, we entered into the Bridge Loan agreement with which SNH agreed to lend us up to $80.0 million to fund a part of the purchase price for the acquisitions of the majority of the assets of the Indiana Communities described above. As of December 31, 2011, an aggregate principal amount of $38.0 million was outstanding under the Bridge Loan and no additional amounts remain available for borrowing under the Bridge Loan. The Bridge Loan is secured by mortgages on seven of our senior living communities. The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to SNH's borrowings under its revolving credit facility, plus 1%. As of December 31, 2011, the interest rate was 2.9% under the Bridge Loan. The Bridge Loan contains various covenants, including restrictions on our ability to incur liens upon or dispose of the collateral securing the Bridge Loan. The Bridge Loan agreement also contains events of default including non-payment, a change in control of us and certain events of insolvency, as determined under the Bridge Loan. As of December 31, 2011, we believe we were in compliance with all applicable covenants in the Bridge Loan.

        We are currently negotiating a new $150.0 million senior secured revolving credit facility with a group of potential lenders, which we expect would be secured by senior living communities we own. These negotiations are in the early stages and there can be no assurance we will enter into this facility or what the ultimate terms of any such facility may provide, including the amount of borrowings that would be available to us under the facility.

        As of December 31, 2011, two of our communities, which we have classified as discontinued operations, were encumbered by HUD insured mortgage notes, one of our communities was encumbered by a FNMA mortgage note and three of our communities were encumbered by FMCC mortgage notes, totaling $47.4 million. These mortgages contain HUD, FNMA and FMCC standard mortgage covenants. The weighted average interest rate on these notes was 6.69% as of December 31, 2011. Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039. As of December 31, 2011, we believe we were in compliance with all applicable covenants under these mortgages.

Off Balance Sheet Arrangements

        As of December 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $21.0 million arising from our operation of 56 properties owned by SNH and leased to us which secures SNH's borrowings from its lender, FNMA.

Related Person Transactions

        We have relationships among us, our Directors, our executive officers, SNH, RMR, CWH and AIC and other companies to which RMR provides management services and others affiliated with or related to them. For example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also directors or officers of ours or RMR, including: SNH, which is our former parent, our largest landlord and our largest stockholder; CWH, which leased to us a regional office space in Atlanta; and AIC, an Indiana insurance company, of which we, RMR, SNH and four other companies to which RMR provides management services each currently own 14.29%, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. Also, as a further example, RMR assists us with various aspects of our business pursuant to a business management agreement. For further information about these and other such relationships and related person transactions and about the risks which may arise as a result of those and other related person transactions and relationships, please see Note 15 to the Notes to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see elsewhere in this report, including "Warning Concerning Forward Looking Statements" and the "Risk Factors" section for a description of risks which may arise from these transactions and relationships. Descriptions of our agreements with SNH, RMR, CWH and AIC in this Annual Report on Form 10-K are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference. In addition, copies of certain of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with SNH, RMR, CWH and AIC are on commercially reasonable terms. We also believe that our relationships with SNH, RMR, CWH, AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Critical Accounting Policies

        Our critical accounting policies concern revenue recognition, our assessments of the net realizable value of our accounts receivable, reserves related to our self insurance programs and our valuations of our goodwill, other intangibles and long lived assets.

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

        Determining reserves for the casualty, liability, workers' compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.

        We review goodwill annually during our fourth quarter, or more frequently, if events or changes in circumstances exist, for impairment. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount to fair value. We evaluate goodwill for impairment at the reporting unit level, and our reporting units are equivalent to our operating segments. All of our goodwill is located in our senior living reporting unit. We evaluated goodwill for impairment by comparing the fair value of the senior living reporting unit, as determined by discounted cash flows and market approaches such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow analysis include expected future revenue growth, gross margins and our weighted average cost of capital. The key assumption in the market approach is the selection of guideline companies and the determination of earnings multiples. If the carrying value of the reporting unit exceeds our estimate of its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows as reflected in our baseline forecast may differ from actual cash flows due to, among other things, changes in economic conditions that adversely affect occupancy rates, reductions in government or third party reimbursement rates, changes to our business model or changes in operating performance affecting our gross margins. As a result of our annual goodwill impairment review, we believe that our goodwill was not impaired as of December 31, 2011.

        As of our evaluation date, the fair value of the senior living reporting unit exceeds its carrying value by approximately 15%. As of December 31, 2011, our carrying amount of goodwill was $11.0 million. The key variables that affect the cash flows of our senior living reporting unit are estimated revenue growth rates, estimated operating expenses excluding interest and taxes, estimated capital expenditures, growth rate assumptions and the weighted average cost of our capital. We select the revenue growth rate based on our view of the growth prospects of the senior living reporting unit considering expected occupancy rates and private pay and government and third party reimbursement rates. Estimated operating expenses and capital expenditures consider our historical and expected future operating experience. These assumptions are subject to uncertainty, including our ability to increase a reporting unit's revenue and improve its profitability. For the senior living reporting unit, relatively small declines in the future performance and cash flows or small changes in other key assumptions may result in a goodwill impairment charges. Future events that could have a negative effect on the fair value of the senior living reporting unit include, but are not limited to:

  •
  Decreases in revenues due to decreases in the occupancy rates and our daily rates,

  •
  Decreases in revenues and profitability at our senior living communities due to the inability of residents who pay for our services with their private resources to afford our services,

  •
  Future Medicare and Medicaid rate reductions and other changes from the PPACA which impact our daily rates,

  •
  Decreases in the reporting unit's gross margins and profitability due to increased labor or other costs, or our inability to successfully stabilize an acquired community's operations,

  •
  Increases in the weighted average cost of our capital including the market risk component, and

  •
  Changes in the structure of our business as a result of changes in relationships with our related parties.

        Changes in one or more of these factors could result in an impairment charge.

        We review the carrying value of intangibles and long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected undiscounted cash flows that our asset or asset groups are expected to generate. This process requires that estimates be made and if we misjudge or estimate incorrectly this could have a material effect on our financial statements. As a result of our evaluation, we reduced the value of our long lived assets by $3.5 million reported on our balance sheet as of December 31, 2011 related to several of our senior living communities.

        Some of our judgments and estimates are based upon published industry statistics and in some cases third party professionals. Any misjudgments or incorrect estimates affecting our critical accounting policy could have a material effect on our financial statements.

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

        In July 2011, FASB issued an accounting standards update requiring healthcare entities to change the presentation of their statements of operations by reclassifying any provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue. The update also requires enhanced disclosure about policies for recognizing revenue and assessing bad debts. The update is effective for interim and annual reporting periods beginning after December 15, 2011.

        The adoption of these updates did not, and is not expected to, cause any material changes to the disclosures in or the presentation of, our consolidated financial statements.

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

        Deflation would likely have a negative impact upon us. A large component of our expenses consists of our fixed minimum rental obligations. Accordingly, we believe that a general decline in price levels which could cause our charges to residents to decline would likely not be fully offset by a decline in our expenses.

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

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our communities to increase. In the longer term, we believe any such increased costs will be passed through and paid by our patients, residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

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

        Changes in market interest rates affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. For example based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $47.4 million aggregate principal amount of outstanding mortgage debt and $37.3 million aggregate principal amount of the outstanding Notes on December 31, 2011 would decline by approximately $3.7 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $47.4 million aggregate principal amount of outstanding mortgage debt and $37.3 million aggregate principal amount of the outstanding Notes on December 31, 2011 would increase by approximately $4.0 million.

        Our Credit Agreement bears interest at floating rates and matures on March 18, 2013. As of December 31, 2011, no amounts were outstanding under our Credit Agreement. We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of our Credit Agreement but could affect our operating results. For example, if the maximum amount of $35.0 million were drawn under our Credit Agreement and interest rates above the floor or minimum rate decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $350,000, or $0.01 per share, based on our outstanding common shares. If interest rates were to change gradually over time, the impact would occur over time.

        The Bridge Loan bears interest at floating rates and matures on July 1, 2012. As of December 31, 2011, $38.0 million aggregate principal amount was outstanding under the Bridge Loan. We borrow in U.S. dollars and borrowings under the Bridge Loan bear interest at a rate equal to the annual rates of interest applicable to SNH's borrowings under its revolving credit facility, plus 1%. As of December 31, 2011, the interest rate was 2.9% under the Bridge Loan. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of the Bridge Loan but could affect our operating results. For example, if the $38.0 million aggregate principal amount outstanding under our Bridge Loan remains outstanding and interest rates decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $380,000, or $0.01 per share, based on our currently outstanding common shares. If interest rates were to change gradually over time, the impact would occur over time.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2011 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information

        (a)   Vern D. Larkin, our Vice President, General Counsel and Secretary, has been appointed as our Director of Internal Audit, effective March 1, 2012, and he will cease serving as our Vice President, General Counsel and Secretary, and resign from those offices, on or about that same date.

        (b)   On February 14, 2012, our Board of Directors adopted amended and restated bylaws of the Company, effective that same day. The amended and restated bylaws now provide that in an uncontested election for Directors, a plurality of all the votes cast at a meeting of stockholders duly called and at which a quorum is present shall be sufficient to elect a Director. Prior to this amendment, the bylaws required a majority of all the votes cast at a meeting of stockholders duly called and at which a quorum is present to elect a Director in an uncontested election.

        A copy of the amended and restated bylaws is attached as Exhibit 3.3 and which amended and restated bylaws are incorporated herein by reference. In addition, a marked copy of the Company's amended and restated bylaws indicating changes made to the Company's bylaws as they existed immediately prior to the adoption of those amended and restated bylaws is attached as Exhibit 3.4.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        We have a Code of Business Conduct and Ethics that applies to all our representatives, including our officers, Directors and employees and employees of RMR. Our Code of Business Conduct and Ethics is posted on our website, www.fivestarseniorliving.com. A printed copy of our Code of Business Conduct and Ethics is also available free of charge to any person who requests a copy by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, MA 02458. We intend to disclose any amendments or waivers to our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        We may grant options and common shares to our officers, Directors, employees and other individuals who render services to us, under our equity compensation plan, as amended, or the Share Award Plan. In addition, each of our Directors received 7,500 shares in 2011 under the Share Award Plan as part of his or her annual compensation for serving as a Director. The terms of grants made under the Share Award Plan are determined by the Board of Directors, or a committee thereof, at the time of the grant. The following table is as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—Share Award Plan	None	None	1,128,320	(1)
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	1,128,320

(1)
Pursuant to the terms of the Share Award Plan, in no event shall the number of common shares issued under the Share Award Plan exceed 3,000,000.

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

(b)    Exhibits

Exhibit No.	Description
3.1	Composite Copy of Articles of Amendment and Restatement of the Company, dated as of December 5, 2001, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
3.2	Articles Supplementary, as corrected by Certificate of Correction, dated as of March 19, 2004. (Incorporated by reference to the Company's Form 8-A dated March 19, 2004 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively.)
3.3	Amended and Restated Bylaws of the Company, adopted February 14, 2012. (Filed herewith.)
3.4	Amended and Restated Bylaws of the Company, adopted February 14, 2012 (marked copy). (Filed herewith.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
4.2	Rights Agreement, dated as of March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004.)
4.3	Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004.)

Exhibit No.	Description
4.4	Indenture related to 3.75% Convertible Senior Notes due 2026, dated as of October 18, 2006, among the Company, each of the guarantors named therein and U.S. Bank National Association, as Trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 24, 2006.)
10.1	2001 Stock Option and Stock Incentive Plan of the Company, as amended.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 25, 2006.)
10.2	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.3	Representative form of Indemnification Agreement.(+) (Filed herewith.)
10.4	Summary of Director Compensation.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.5	Credit and Security Agreement, dated as of March 18, 2010, among the Company, each of the Guarantors party thereto, Jefferies Finance LLC, as Arranger, Administrative Agent and Collateral Agent, and Jefferies Group Inc., as Issuing Bank. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 24, 2010.)
10.6	Transaction Agreement, dated December 7, 2001, among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust, the Company, certain subsidiaries of the Company, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust (now known as CommonWealth REIT) and Reit Management & Research LLC. (Incorporated by reference to Senior Housing Properties Trust's Current Report on Form 8-K dated December 13, 2001.)
10.7	Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.8	Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.9	Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.10	Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.11	Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

Exhibit No.	Description
10.12	Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2011, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2011.)
10.13	Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2011, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2011.)
10.14	Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.15	Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.16	Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.17	Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.18	Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.19	Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.20	Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

Exhibit No.	Description
10.21	Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.22	Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.23	First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.24	Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2011.)
10.25	Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.26	Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.27	Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.28	Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit No.	Description
10.29	Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of SNH Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, relating to the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.30	Representative form of Subordination, Assignment and Security Agreement. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.31	Lease Realignment Agreement, dated as of August 4, 2009, among Senior Housing Properties Trust and certain of its subsidiaries and the Company and certain of its subsidiaries. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.32	Purchase and Sale Agreement, dated as of March 18, 2011, among Residential Care I, L.L.C., Residential Care III, Inc., Clearwater Garden Homes, L.L.C., Rosewalk Garden Homes, L.L.C. and American Senior Home Care, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Clearwater Commons community and the Rosewalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.33	First Amendment to Purchase and Sale Agreement, dated as of April 27, 2011, among Residential Care I, L.L.C., Residential Care III, Inc., Clearwater Garden Homes, L.L.C., Rosewalk Garden Homes, L.L.C. and American Senior Home Care, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Clearwater Commons community and the Rosewalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.34	Second Amendment to Purchase and Sale Agreement, dated as of May 9, 2011, among Residential Care I, L.L.C., Residential Care III, Inc., Clearwater Garden Homes, L.L.C., Rosewalk Garden Homes, L.L.C. and American Senior Home Care, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Clearwater Commons community and the Rosewalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.35	Third Amendment to Purchase and Sale Agreement, dated as of May 11, 2011, among Residential Care I, L.L.C., Residential Care III, Inc., Clearwater Garden Homes, L.L.C., Rosewalk Garden Homes, L.L.C. and American Senior Home Care, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Clearwater Commons community and the Rosewalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.36	Fourth Amendment to Purchase and Sale Agreement, dated as of May 12, 2011, among Residential Care I, L.L.C., Residential Care III, Inc., Clearwater Garden Homes, L.L.C., Rosewalk Garden Homes, L.L.C. and American Senior Home Care, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Clearwater Commons community and the Rosewalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)

Exhibit No.	Description
10.37	Purchase and Sale Agreement, dated as of March 18, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.38	First Amendment to Purchase and Sale Agreement, dated as of April 27, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.39	Second Amendment to Purchase and Sale Agreement, dated as of May 9, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.40	Third Amendment to Purchase and Sale Agreement, dated as of May 11, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.41	Fourth Amendment to Purchase and Sale Agreement, dated as of May 12, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.42	Fifth Amendment to Purchase and Sale Agreement, dated as of July 1, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

Exhibit No.	Description
10.43	Sixth Amendment to Purchase and Sale Agreement, dated as of August 1, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)
10.44	Seventh Amendment to Purchase and Sale Agreement, dated as of September 1, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)
10.45	Purchase and Sale Agreement, dated as of March 18, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.46	First Amendment to Purchase and Sale Agreement, dated as of April 27, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.47	Second Amendment to Purchase and Sale Agreement, dated as of May 9, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.48	Third Amendment to Purchase and Sale Agreement, dated as of May 11, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.49	Fourth Amendment to Purchase and Sale Agreement, dated as of May 12, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.50	Registration Rights Agreement, dated as of August 4, 2009, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.51	Amended and Restated Shareholders Agreement, dated as of December 16, 2009, among Affiliates Insurance Company, the Company, Government Properties Income Trust, Hospitality Properties Trust, HRPT Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC and Reit Management & Research LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)

Exhibit No.	Description
10.52	Amended and Restated Business Management and Shared Services Agreement, dated as of January 4, 2010, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 2010.)
10.53	First Amendment to Amended and Restated Business Management and Shared Services Agreement, dated as of May 12, 2011, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.54	$80,000,000 Bridge Loan Agreement, dated as of May 12, 2011, between Senior Housing Properties Trust, as Lender, and the Company, together with certain affiliates thereof, collectively as Borrower. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.55	Representative Form of Management Contract for assisted living communities, dated as of May 12, 2011, between FVE Managers, Inc., as Manager, and SNH SE Burlington Tenant LLC, as Owner. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.56	Pooling Agreement, dated as of May 12, 2011, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.57	Representative Form of Accession Agreement, dated as of December 1, 2011, by SNH CALI Tenant LLC in favor of FVE Managers, Inc. (Filed herewith.)
10.58	Separation Agreement, dated as of December 14, 2010, between the Company and Maryann Hughes.(+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.)
10.59	Consulting and Cooperation Agreement, dated August 19, 2011, between Travis K. Smith and the Company. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)
10.60	Letter agreement, dated November 18, 2011, between the Company and Rosemary Esposito. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated November 22, 2011.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
99.1	Reimbursement Agreement, dated as of October 17, 2008, among the Company, Reit Management & Research LLC and TravelCenters of America LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

Exhibit No.	Description
99.2	Lease Agreement, dated as of November 19, 2004, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant (with respect to 4 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
99.3	Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein (with respect to 4 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
99.4	Lease Agreement, dated as of November 19, 2004, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant (with respect to 16 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
99.5	Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein (with respect to 16 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
99.6	Amended and Restated Security Agreement (Lease No. 1), dated as of August 4, 2009, among Five Star Quality Care Trust, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.7	Amended and Restated Subtenant Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.8	Amended and Restated Subtenant Security Agreement (Lease No. 1), dated as of August 4, 2009, made by certain affiliates of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.9	Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of October 1, 2009, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
99.10	Confirmation of and Joinder to Guarantees and Confirmation of and Joinder and Amendment to Security Agreements, dated as of November 17, 2009, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)

Exhibit No.	Description
99.11	Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of December 10, 2009, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
99.12	Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of August 1, 2010, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
99.13	Amended and Restated Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.14	Amended and Restated Subtenant Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.15	Amended and Restated Subtenant Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.16	Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of November 1, 2009, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
99.17	Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of August 1, 2010, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
99.18	Amended and Restated Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit No.	Description
99.19	Amended and Restated Subtenant Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.20	Amended and Restated Subtenant Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.21	Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of October 1, 2009, among the Company, certain subsidiaries of the Company, and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
99.22	Amendment to Subtenant Security Agreement, dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
99.23	Master Lease Agreement, dated as of September 1, 2008, among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care-RMI, LLC, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.24	Guaranty Agreement, dated as of September 1, 2008, made by the Company for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.25	Lease Agreement, dated as of May 12, 2011, between 400 Centre Street LLC and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
99.26	Confirmation of and Joinder to Guarantees and Confirmation of and Joinder and Amendment to Security Agreements, dated as of May 1, 2011, by and among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.27	Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of June 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.28	Amendment to and Confirmation of Guarantees and Security Agreements, dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

Exhibit No.	Description
99.29	Joinder and Amendment to and Confirmation of Guarantees and Security Agreements, dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.30	Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE Home Place New Bern LLC, as Landlord, and FVE SE Home Place New Bern LLC, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.31	Guaranty Agreement, dated as of June 20, 2011, from the Company in favor of SNH/LTA SE Home Place New Bern LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.32	Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE McCarthy New Bern LLC, as Landlord, and FVE SE McCarthy New Bern LLC, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.33	Guaranty Agreement, dated as of June 20, 2011, from the Company in favor of SNH/LTA SE McCarthy New Bern LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.34	Lease Agreement, dated as of June 23, 2011, between SNH/LTA SE Wilson LLC, as Landlord, and FVE SE Wilson LLC, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.35	Guaranty Agreement, dated as of June 23, 2011, from the Company in favor of SNH/LTA SE Wilson LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.36	Confirmation of Guarantees and Confirmation of and Amendment to Security Agreements, dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.37	Joinder and Amendment to and Confirmation of Guarantees and Security Agreements, dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.38	Joinder to and Confirmation of Guarantees and Joinder and Amendment to and Confirmation of Security Documents, dated as of July 22, 2011, by and among certain subsidiaries of Senior Housing Properties Trust, the Company and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.39	Representative Form of Management Contract for independent living communities, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Filed herewith.)

Exhibit No.	Description
101.1	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited the accompanying consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 17, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Five Star Quality Care, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Five Star Quality Care Inc.'s Annual Report on Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Five Star Quality Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Five Star Quality Care, Inc. and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 17, 2012

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$28,374	$20,770
Accounts receivable, net of allowance of $4,703 and $5,224 at December 31, 2011 and 2010, respectively	64,265	64,806
Prepaid expenses	11,302	10,126
Investments in available for sale securities, of which $5,905 and $1,022 are restricted as of December 31, 2011 and 2010, respectively.	9,114	13,854
Restricted cash	4,838	6,594
Other current assets	14,948	6,958
Assets of discontinued operations	8,675	12,857

Total current assets	141,516	135,965

Property and equipment, net	353,065	201,223
Equity investment in Affiliates Insurance Company	5,291	5,076
Restricted cash	4,092	14,535
Restricted investments in available for sale securities	13,115	3,259
Goodwill and other intangible assets	15,270	15,722
Other long term assets	51,128	4,014

	$583,477	$379,794

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,899	$20,356
Accrued expenses	21,705	21,449
Accrued compensation and benefits	39,704	37,783
Due to related persons	18,659	17,841
Mortgage notes payable	1,027	—
Bridge loan from Senior Housing Properties Trust (or SNH)	38,000	—
Accrued real estate taxes	11,505	9,258
Security deposit liability	10,606	10,783
Other current liabilities	15,745	11,563
Liabilities of discontinued operations, of which $7,690 and $7,824 relate to mortgage notes payable at December 31, 2011 and 2010, respectively.	8,481	8,878

Total current liabilities	189,331	137,911

Long term liabilities:
Mortgage notes payable	38,714	—
Convertible senior notes	37,282	37,905
Continuing care contracts	2,045	2,247
Accrued self insurance obligations	28,496	27,928
Other long term liabilities	7,415	9,036

Total long term liabilities	113,952	77,116

Commitments and contingencies	—	—
Shareholders' equity:
Common stock, par value $.01: 47,899,312 and 36,019,864 shares issued and outstanding at December 31, 2011 and 2010, respectively	479	360
Additional paid in capital	352,819	297,714
Accumulated deficit	(74,582)	(138,783)
Cumulative other comprehensive income	1,478	5,476

Total shareholders' equity	280,194	164,767

	$583,477	$379,794

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	For the year ended December 31,
	2011	2010	2009
Revenues:
Senior living revenue	$1,078,380	$1,033,935	$967,833
Rehabilitation hospital revenue	105,320	100,041	100,460
Institutional pharmacy revenue	76,614	79,285	74,447
Management fee revenue	898	—	—
Reimbursed costs incurred on behalf of managed communities	20,552	—	—

Total revenues	1,281,764	1,213,261	1,142,740

Operating expenses:
Senior living wages and benefits	536,386	513,462	487,850
Other senior living operating expenses	259,655	244,109	234,112
Costs incurred on behalf of managed communities	20,552	—	—
Rehabilitation hospital expenses	95,305	92,190	90,957
Institutional pharmacy expenses	74,436	77,552	73,946
Rent expense	195,415	188,304	177,180
General and administrative	57,540	55,486	52,590
Depreciation and amortization	21,127	16,034	15,573

Total operating expenses	1,260,416	1,187,137	1,132,208

Operating income	21,348	26,124	10,532
Interest, dividend and other income	1,295	1,816	2,985
Interest and other expense	(3,917)	(2,596)	(3,930)
Acquisition related costs	(1,759)	—	—
Gain on investments in trading securities	—	4,856	3,495
Loss on UBS put right related to auction rate securities	—	(4,714)	(2,759)
Equity in income (losses) of Affiliates Insurance Company	139	(1)	(134)
Gain on early extinguishment of debt	1	592	34,579
Gain on sale of available for sale securities	4,116	933	795
Impairment of long lived assets	(3,500	—	—
Impairment of investments in available for sale securities	—	—	(2,947)

Income from continuing operations before income taxes	17,723	27,010	42,616
Benefit (provision) for income taxes	50,554	(1,448)	(2,196)

Income from continuing operations	68,277	25,562	40,420
Loss from discontinued operations	(4,076)	(2,070)	(2,090)

Net income	$64,201	$23,492	$38,330

Weighted average shares outstanding—basic	42,161	35,736	33,558

Weighted average shares outstanding—diluted	45,034	39,207	38,775

Basic income per share from:
Continuing operations	$1.62	$0.72	$1.20
Discontinued operations	(0.10)	(0.06)	(0.06)

Net income per share—basic	$1.52	$0.66	$1.14

Diluted income per share from:
Continuing operations	$1.54	$0.69	$1.10
Discontinued operations	(0.09)	(0.05)	(0.05)

Net income per share—diluted	$1.45	$0.64	$1.05

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2008	32,205,604	$322	$287,204	$(200,605)	$(1,582)	$85,339
Comprehensive income:
Net income	—	—	—	38,330	—	38,330
Unrealized gain on investments in available for sale securities	—	—	—	—	4,010	4,010
Realized gain on sale of available for sale securities	—	—	—	—	(795)	(795)
Other than temporary impairment on investments	—	—	—	—	2,947	2,947

Total comprehensive income	—	—	—	38,330	6,162	44,492
Grants under share award plan and share based compensation	263,210	2	522	—	—	524
Issuance of common shares to SNH	3,200,000	32	8,928	—	—	8,960

Balance at December 31, 2009	35,668,814	356	296,654	(162,275)	4,580	139,315

Comprehensive income:
Net income	—	—	—	23,492	—	23,492
Unrealized gain on investments in available for sale securities	—	—	—	—	1,828	1,828
Realized gain on sale of available for sale securities	—	—	—	—	(933)	(933)

Total comprehensive income	—	—	—	23,492	895	24,387
Grants under share award plan and share based compensation	351,050	4	1,060	—	—	1,064
Unrealized gain on equity investment in Affiliates Insurance Company	—	—	—	—	1	1

Balance at December 31, 2010	36,019,864	360	297,714	(138,783)	5,476	164,767

Comprehensive income:
Net income	—	—	—	64,201	—	64,201
Unrealized gain on investments in available for sale securities	—	—	—	—	42	42
Realized gain on sale of available for sale securities	—	—	—	—	(4,116)	(4,116)

Total comprehensive income	—	—	—	64,201	(4,074)	60,127
Grants under share award plan and share based compensation	379,448	4	1,267	—	—	1,271
Issuance of stock, pursuant to equity offering	11,500,000	115	53,838	—	—	53,953
Unrealized gain on equity investment in Affiliates Insurance Company	—	—	—	—	76	76

Balance at December 31, 2011	47,899,312	$479	$352,819	$(74,582)	$1,478	$280,194

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$64,201	$23,492	$38,330
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,127	16,033	15,573
Gain on early extinguishment of debt	(1)	(592)	(34,579)
Loss from discontinued operations	4,076	2,070	2,090
Gain on investments in trading securities	—	(4,856)	(3,495)
Loss on UBS put right related to auction rate securities	—	4,714	2,759
Gain on sale of available for sale securities	(4,116)	(933)	(795)
Impairment of long lived assets	3,500	—	—
Impairment of investments in available for sale securities	—	—	2,947
Equity in (income) losses of Affiliates Insurance Company	(139)	1	134
Stock-based compensation	1,271	1,064	524
Deferred income taxes	(54,699)	—	—
Provision for losses on receivables	7,149	6,559	7,054
Changes in assets and liabilities:
Accounts receivable	(6,568)	(9,947)	(2,323)
Prepaid expenses and other assets	(1,127)	2,669	(5,549)
Investment securities	—	74,425	—
Accounts payable and accrued expenses	3,633	(7,088)	2,532
Accrued compensation and benefits	1,921	1,664	121
Due to related persons	818	230	2,193
Other current and long term liabilities	3,368	274	1,320

Cash provided by operating activities	44,414	109,779	28,836

Net cash used in discontinued operations	(156)	(1,823)	(1,393)

Cash flows from investing activities:
Payments from restricted cash and investment accounts, net	(2,570)	(4,230)	(5,750)
Acquisition of property and equipment	(60,926)	(53,997)	(61,986)
Acquisition of senior living communities, net of working capital liabilities assumed	(107,765)	(13,232)	(750)
Purchase of available for sale securities	(206)	(1,105)	—
Investment in Affiliates Insurance Company	—	(76)	(5,134)
Proceeds from disposition of property and equipment	33,269	31,894	45,192
Proceeds from sale of available for sale securities	10,896	3,081	3,719

Cash used in investing activities	(127,302)	(37,665)	(24,709)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	53,953	—	—
Proceeds from borrowings on credit facilities	12,000	10,649	59,055
Repayments of borrowings on credit facilities	(12,000)	(49,790)	(41,789)
Proceeds from borrowings on a bridge loan from SNH	80,000	—	—
Repayments of borrowings on a bridge loan from SNH	(42,000)	—	—
Purchase and retirement of convertible senior notes	(622)	(10,780)	(39,932)
Repayments of mortgage notes payable	(683)	(4,617)	(149)
Proceeds from issuance of common shares to SNH	—	—	8,960

Cash provided by (used in) financing activities	90,648	(54,538)	(13,855)

Change in cash and cash equivalents	7,604	15,753	(11,121)
Cash and cash equivalents at beginning of period	20,770	5,017	16,138

Cash and cash equivalents at end of period	$28,374	$20,770	$5,017

Supplemental cash flow information:
Cash paid for interest	$3,540	$2,419	$3,746
Cash paid for income taxes	$1,336	$1,056	$2,622
Non-cash activities:
Real estate acquisition	$(40,289)	$—	$—
Assumption of mortgage note payable	$40,289	$—	$—

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1. Organization and Business

        We were organized in 2000 as a wholly owned subsidiary of Senior Housing Properties Trust, or SNH. On December 31, 2001, SNH distributed substantially all of our shares of common stock, $.01 par value, or common shares, to its shareholders. Concurrent with our spin off, we entered into agreements with SNH and others to establish our initial capitalization and other matters.

        We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2011, we operated 245 senior living communities located in 30 states containing 27,159 living units, including 207 primarily independent and assisted living communities with 23,736 living units and 38 SNFs with 3,423 living units. We own and operate 31 communities (2,954 living units), we lease and operate 191 communities (20,811 living units) and we manage 23 communities (3,394 living units). Our 245 senior living communities included 8,699 independent living apartments, 13,069 assisted living suites and 5,391 skilled nursing units. Two SNFs owned and operated by us containing 271 living units and one assisted living community leased from SNH and operated by us containing 103 living units that we have classified as discontinued operations are excluded from all the preceding data in this paragraph.

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

        Use of Estimates.    Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Some significant estimates include the fair value of our investments in securities that are not actively traded on a major exchange, our self insurance reserves, the allowance for doubtful accounts, goodwill and long lived assets and contractual allowances.

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

        Earnings Per Share.    We calculate basic earnings per common share, or EPS, by dividing net income or loss (and income from continuing operations and loss from discontinued operations) by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive share securities. Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

        Cash and Cash Equivalents.    Cash and cash equivalents, consisting of money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

        Equity Method Investments.    We and the other six current shareholders each currently own approximately 14.29% of Affiliates Insurance Company, or AIC's, outstanding equity. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statement of income. If we determine there is an "other than temporary impairment" in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC's overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. As of December 31, 2011, we have invested $5,209 in AIC. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.

        Investment Securities.    Investment securities that are held principally for resale in the near term are classified as "trading" and are carried at fair value with changes in fair value recorded in earnings. We did not hold any trading securities at December 31, 2011 or 2010. In 2010 and 2009, our investments in these trading securities generated interest income of $566 and $1,142, respectively, that is included in interest, dividend and other income.

        Securities not classified as "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity and "other than temporary impairment" losses recorded in our consolidated statement of income. Realized gains and losses on all available for sale securities are recognized based on specific identification. Our available for sale investments at December 31, 2011 and 2010 consisted primarily of preferred securities. Restricted investments are kept as security for obligations arising from our self insurance programs. At December 31, 2011, these investments had a fair value of $22,229 and an unrealized holding gain of $1,401. At December 31, 2010, these investments had a fair value of $17,113 and an unrealized holding gain of $5,475.

        In 2011 and 2010, our available for sale securities generated interest and dividend income of $1,122 and $1,078, respectively, which is included in interest, dividend and other income.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the fair value and gross unrealized losses related to our "available for sale" securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ending:

	December 31, 2011
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$6,414	$185	$—	$—	$6,414	$185

	December 31, 2010
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$1,361	$40	$—	$—	$1,361	$40

        We routinely evaluate our available for sale investments to determine if they have been impaired. If the book or carrying value of an investment is less than its estimated fair value and we expect that situation to continue for more than a temporary period, we will record an "other than temporary impairment" loss in our consolidated statement of income. We estimate the fair value of our available for sale investments by reviewing each security's current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an "other than temporary impairment" if the quoted market price of the security is below the security's cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that an impairment in the fair value of an available for sale security is an "other than temporary impairment", we record a charge to earnings. We did not record such an impairment charge for the year ended December 31, 2011. We recorded a charge of $2,947 for an "other than temporary impairment" in the value of our securities held by our captive insurance company for the year ended December 31, 2009.

        Restricted Cash.    Restricted cash as of December 31, 2011 and 2010 includes cash that we deposited as security for obligations arising from our self insurance programs and other amounts for

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

which we are required to establish escrows, including: real estate taxes and capital expenditures as required by our mortgages, and certain resident security deposits.

	2011		2010
	Current	Long term	Current	Long term
Insurance reserves	$1,842	$4,092	$4,555	$14,535
Real estate taxes and capital expenditures as required by our mortgages	2,335	—	1,152	—
Resident security deposits	661	—	887	—

Total	$4,838	$4,092	$6,594	$14,535

        Accounts Receivable and Allowance for Doubtful Accounts.    We record accounts receivable at their estimated net realizable value. Included in accounts receivable as of December 31, 2011 and 2010 are amounts due from the Medicare program of $22,805 and $22,627, respectively, and amounts due from various state Medicaid programs of $14,368 and $17,272, respectively.

        We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to: the age of the receivable and the terms of the agreements; the residents', patients' or third party payers' stated intent to pay; the payers' financial capacity to pay; and other factors which may include likelihood and cost of litigation. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material. During 2011, 2010 and 2009, we recorded, with a corresponding charge to expense, an allowance for doubtful accounts of $7,149, $6,559 and $7,054, respectively, and wrote off accounts receivable of $7,670, $7,321 and $7,360, respectively.

        Deferred Finance Costs.    We capitalize issuance costs related to borrowings and amortize the deferred costs over the terms of the respective loans. Our unamortized balance of deferred finance costs was $2,552 and $2,513 at December 31, 2011 and 2010, respectively. Accumulated amortization related to deferred finance costs was $1,852 and $1,237 at December 31, 2011 and 2010, respectively. At December 31, 2011, the weighted average amortization period remaining is approximately 12 years. The amortization expenses to be incurred during the next five years as of December 31, 2011 is $564 in 2012, $222 in 2013 and $125 in each of 2014, 2015 and 2016.

        Property and Equipment.    Property and equipment is stated at cost, except for property and equipment acquired in connection with the acquisitions described in Note 12 which was recorded at estimated fair market value. We record depreciation on property and equipment on a straight line basis over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements and up to seven years for personal property. We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected cash flows of properties using standard industry valuation techniques. As a result of our evaluation, we reduced the value of our property and

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

equipment by $3,500 reported on our balance sheet as of December 31, 2011 related to several of our senior living communities.

        Goodwill and Other Intangible Assets.    Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We review goodwill annually during the fourth quarter, or more frequently, if events or changes in circumstances exist, for impairment. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount of goodwill to fair value. We evaluate goodwill for impairment at the reporting unit level, which we determined to be the segments we operate, by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches, such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow analysis include future revenue growth, gross margins and our weighted average cost of capital. We select a growth rate based on our view of the growth prospect of each of our reporting units. If the carrying value of the reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of the potential impairment loss.

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

        Self Insurance.    We self insure up to certain limits for workers' compensation, professional liability claims, automobile claims and property losses. Claims in excess of these limits are insured up to contractual limits, over which we are self insured. We fully self insure all health related claims for our covered employees. Determining reserves for the casualty, liability, workers' compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.

        Continuing Care Contracts.    Residents at one of our communities may enter into continuing care contracts with us. We offer two forms of continuing care contracts to new residents at this community. One form of contract provides that 10% of the resident admission fee becomes non-refundable upon

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

occupancy, and the remaining 90% becomes non-refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months. The second form of contract provides that 30% of the resident admission fee is non-refundable upon occupancy and 70% is refundable. Three other forms of continuing care contracts are in effect for existing residents but are not offered to new residents. One historical form of contract provides that the resident admission fee is 10% non-refundable upon occupancy and 90% refundable. A second historical form of contract provides that the resident admission fee is 100% refundable. A third historical form of contract provides that the resident admission fee is 1% refundable and 99% non-refundable upon admission. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay refunds of our admission fees when residents relocate from our communities. We report the refundable amount of these admission fees as current liabilities and the non-refundable amount as deferred revenue, a portion of which is classified as a current liability. The balance of refundable admission fees as of December 31, 2011 and 2010 were $5,082 and $6,006, respectively.

        Leases.    On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a capital lease or an operating lease. None of our leases have met any of the criteria to be classified as a capital lease under the Leases Topic of the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification™, or the Codification, and, therefore, we have accounted for all of our leases as operating leases.

        Taxes.    The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. We can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2011, our tax returns filed for the 2003 through 2011 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expenses.

        We pay franchise taxes in certain states in which we have operations. We have included franchise taxes in general and administrative and other senior living operating expenses in our consolidated statement of income.

        Fair Value of Financial Instruments.    Our financial instruments are limited to cash and cash equivalents, accounts receivable, available for sale securities, accounts payable, mortgage notes payable, Bridge Loan with SNH and our Convertible Senior Notes due 2026, or the Notes. Except for the Notes, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2011 and 2010. We estimate the fair values using market quotes when available, discounted cash flow analysis and current prevailing interest rates.

        Revenue Recognition.    We derive our revenues primarily from services to residents and patients at our senior living communities, rehabilitation hospitals and institutional pharmacies and we record revenues when services are provided. We expect payment from governments or other third party payers for some of our services. We derived approximately 27%, 28% and 28% of our senior living revenues in

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

2011, 2010 and 2009, respectively, from payments under Medicare and Medicaid programs. For the years ended December 31, 2011, 2010 and 2009, we received approximately 68%, 64% and 64%, respectively, of our rehabilitation hospital revenues and 55%, 50% and 50%, respectively, of our institutional pharmacy revenues from these programs. Revenues under some of these programs are subject to audit and retroactive adjustment.

        Medicare revenues from our senior living communities totaled $156,198, $147,300 and $135,660 during 2011, 2010 and 2009, respectively. Medicaid revenues from senior living communities totaled $134,900, $136,879 and $131,901 during 2011, 2010 and 2009, respectively. Medicaid and Medicare revenues from our rehabilitation hospitals were $71,244, $63,685 and $64,506 for the years ended December 31, 2011, 2010 and 2009, respectively. Medicaid and Medicare revenues from our institutional pharmacies were $41,788, $39,284, and $37,127 for the years ended December 31, 2011, 2010 and 2009, respectively.

        Reclassifications.    We have made reclassifications to the prior years' financial statements and notes to conform to the current year's presentation. These reclassifications had no effect on net income or shareholders' equity.

        Recently Issued Accounting Pronouncements.    In May 2011, the FASB issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update clarifies the application of existing fair value measurement requirements. The update also requires reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. The update is effective for interim and annual reporting periods beginning after December 15, 2011.

        In June 2011, the FASB issued an accounting standards update requiring additional disclosure regarding comprehensive income. The update requires reporting entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement of comprehensive income or in two separate consecutive statements. The update also requires reporting entities to present the components of other comprehensive income in their interim and annual financial statements. The update is effective for interim and annual reporting periods beginning after December 15, 2011.

        In July 2011, the FASB issued an accounting standards update requiring healthcare entities to change the presentation of their statements of operations by reclassifying any provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue. The update also requires enhanced disclosure about policies for recognizing revenue and assessing bad debts. The update is effective for interim and annual reporting periods beginning after December 15, 2011.

        The adoption of these updates is not expected to cause any material changes to the disclosures in, or the presentation of, our condensed consolidated financial statements.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

3. Property and Equipment

        Property and equipment, at cost, consists of the following:

	December 31, 2011	December 31, 2010
Land	$21,849	$14,254
Buildings and improvements	287,585	155,552
Furniture, fixtures and equipment	99,303	71,225

	408,737	241,031
Accumulated depreciation	(55,672)	(39,808)

	$353,065	$201,223

        As of December 31, 2011 and 2010, we had assets of $7,076 and $7,752, respectively, included in our property and equipment that we intend to sell to SNH for increased rent pursuant to the terms of our leases with SNH; however, we are not obligated to make these sales and SNH is not obligated to purchase the property and equipment.

4. Financial Data by Segment

        Our reportable segments consist of our senior living community business and our rehabilitation hospital business. In the senior living community segment we operate for our own account, manage for the account of SNH and another owner, independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services generally to elderly residents. Our rehabilitation hospital segment provides inpatient rehabilitation services to patients at two hospital locations and at three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics. We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business. Consequently, we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities. All of our operations and assets are located in the United States, except for the operations of our captive insurance company, which participates in our workers' compensation, professional liability and automobile insurance programs and which operates in the Cayman Islands.

        We use segment operating profit as a means to evaluate our performance and for our business decision making purposes. Segment operating profit excludes interest, dividend and other income, interest and other expense, and corporate income and expenses.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

4. Financial Data by Segment (Continued)

        Our revenues by segment and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Year ended December 31, 2011
Revenues	$1,078,380	$105,320	$76,614	$1,260,314
Management fee revenue	898	—	—	898
Reimbursed costs incurred on behalf of managed communities	20,552	—	—	20,552

Total segment revenues	1,099,830	105,320	76,614	1,281,764

Segment expenses:
Operating expenses	796,041	95,305	74,436	965,782
Costs incurred on behalf of managed communities	20,552	—	—	20,552
Rent expense	185,053	10,362	—	195,415
Depreciation and amortization	17,576	180	3,371	21,127

Total segment expenses	1,019,222	105,847	77,807	1,202,876

Segment operating profit (loss)	80,608	(527)	(1,193)	78,888
General and administrative expenses(2)	—	—	(57,540)	(57,540)

Operating income (loss)	80,608	(527)	(58,733)	21,348
Interest, dividend and other income	78	—	1,217	1,295
Interest and other expense	(1,128)	—	(2,789)	(3,917)
Acquisition related costs	—	—	(1,759)	(1,759)
Equity in income of AIC	—	—	139	139
Gain on early extinguishment of debt	—	—	1	1
Gain on sale of available for sale securities	—	—	4,116	4,116
Impairment of long lived assets	(3,500)	—	—	(3,500)
Benefit for income taxes	—	—	50,554	50,554

Income (loss) from continuing operations	$76,058	$(527)	$(7,254)	$68,277

Total Assets as of December 31, 2011	$491,304	$15,655	$76,518	$583,477

Long lived assets as of December 31, 2011	$404,880	$1,536	$35,545	$441,961

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

4. Financial Data by Segment (Continued)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Year ended December 31, 2010
Revenues	$1,033,935	$100,041	$79,285	$1,213,261
Segment expenses:
Operating expenses	757,571	92,190	77,552	927,313
Rent expense	178,316	9,988	—	188,304
Depreciation and amortization	12,376	135	3,523	16,034

Total segment expenses	948,263	102,313	81,075	1,131,651

Segment operating profit (loss)	85,672	(2,272)	(1,790)	81,610
General and administrative expenses(2)	—	—	(55,486)	(55,486)

Operating income (loss)	85,672	(2,272)	(57,276)	26,124
Interest, dividend and other income	114	—	1,702	1,816
Interest and other expense	(199)	—	(2,397)	(2,596)
Gain on investments in trading securities	—	—	4,856	4,856
Loss on UBS put right related to auction rate securities	—	—	(4,714)	(4,714)
Equity in losses of AIC	—	—	(1)	(1)
Gain on early extinguishment of debt	—	—	592	592
Gain on sale of available for sale securities	—	—	933	933
Provision for income taxes	—	—	(1,448)	(1,448)

Income (loss) from continuing operations	$85,587	$(2,272)	$(57,753)	$25,562

Total Assets as of December 31, 2010	$291,420	$15,197	$73,177	$379,794

Long lived assets as of December 31, 2010	$207,851	$821	$35,157	$243,829

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

4. Financial Data by Segment (Continued)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Year ended December 31, 2009
Revenues	$967,833	$100,460	$74,447	$1,142,740
Segment expenses:
Operating expenses	721,962	90,957	73,946	886,865
Rent expense	166,584	10,596	—	177,180
Depreciation and amortization	11,492	102	3,979	15,573

Total segment expenses	900,038	101,655	77,925	1,079,618

Segment operating profit (loss)	67,795	(1,195)	(3,478)	63,122
General and administrative expenses(2)	—	—	(52,590)	(52,590)

Operating income (loss)	67,795	(1,195)	(56,068)	10,532
Interest, dividend and other income	304	—	2,681	2,985
Interest and other expense	(365)	—	(3,565)	(3,930)
Gain on investments in trading securities	—	—	3,495	3,495
Loss on UBS put right related to auction rate securities	—	—	(2,759)	(2,759)
Equity in losses of AIC	—	—	(134)	(134)
Gain on early extinguishment of debt	—	—	34,579	34,579
Gain on sale of available for sale securities	—	—	795	795
Impairment of investments in available for sale securities	—	—	(2,947)	(2,947)
Provision for income taxes	—	—	(2,196)	(2,196)

Income (loss) from continuing operations	$67,734	$(1,195)	$(26,119)	$40,420

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

5. Goodwill, Other Intangible and Long Lived Assets

        The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2011 and 2010 are as follows:

	Senior Living Communities(1)	Corporate and Other(2)	Total
Balance as of January 1, 2010	$11,793	$4,389	$16,182
Amortization of intangibles	(98)	(362)	(460)

Balance as of December 31, 2010	11,695	4,027	15,722
Amortization of intangibles	(91)	(361)	(452)

Balance as of December 31, 2011	$11,604	$3,666	$15,270

(1)
Goodwill and other intangible assets in our Senior Living Communities segment relate to management agreements and trademarks we acquired in connection with one of the leases we initiated with SNH in 2009 and goodwill of $11,626 we recorded in connection with our senior living community acquisitions in previous years.

(2)
Intangible assets in our Corporate and Other segment relate to customer agreements we acquired in connection with our pharmacy acquisitions.

        Goodwill.    We review goodwill annually during our fourth quarter, or more frequently, if events or changes in circumstances exist, for impairment. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount to fair value. We evaluate goodwill for impairment at the reporting unit level, and our reporting units are equivalent to our operating segments. All of our goodwill is located in our senior living reporting unit. We evaluated goodwill for impairment by comparing the fair value of the senior living reporting unit, as determined by discounted cash flows and market approaches such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow analysis include expected future revenue growth, gross margins and our weighted average cost of capital. The key assumption in the market approach is the selection of guideline companies and the determination of earnings multiples. If the carrying value of the reporting unit exceeds our estimate of its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows as reflected in our baseline forecast may differ from actual cash flows due to, among other things, changes in economic conditions that adversely affect occupancy rates, reductions in government or third party reimbursement rates, changes to our business model or changes in operating performance affecting our gross margins. As a result of our annual goodwill impairment review, we believe that our goodwill was not impaired as of December 31, 2011.

        As of our evaluation date, the fair value of the senior living reporting unit exceeds its carrying value by approximately 15%. As of December 31, 2011, our carrying amount of goodwill was $10,988. The key variables that affect the cash flows of our senior living reporting unit are estimated revenue growth rates, estimated operating expenses excluding interest and taxes, estimated capital expenditures, growth rate assumptions and the weighted average cost of our capital. We select the revenue growth rate based on our view of the growth prospects of the senior living reporting unit considering expected

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

5. Goodwill, Other Intangible and Long Lived Assets (Continued)

occupancy rates and private pay and government and third party reimbursement rates. Estimated operating expenses and capital expenditures consider our historical and expected future operating experience. These assumptions are subject to uncertainty, including our ability to increase a reporting unit's revenue and improve its profitability. For the senior living reporting unit, relatively small declines in the future performance and cash flows or small changes in other key assumptions may result in a goodwill impairment charges. Future events that could have a negative effect on the fair value of the senior living reporting unit include, but are not limited to:

  •
  Decreases in revenues due to decreases in the occupancy rates and our daily rates,

  •
  Decreases in revenues and profitability at our senior living communities due to the inability of residents who pay for our services with their private resources to afford our services,

  •
  Future Medicare and Medicaid rate reductions and other changes from the Patient Protection and Affordable Care Act which impact our daily rates,

  •
  Decreases in the reporting unit's gross margins and profitability due to increased labor or other costs, or our inability to successfully stabilize an acquired community's operations,

  •
  Increases in the weighted average cost of our capital including the market risk component, and

  •
  Changes in the structure of our business as a result of changes in relationships with our related parties.

        Changes in one or more of these factors could result in an impairment charge.

        Intangible and other long lived assets.    We amortize intangible assets using the straight line method over the useful lives of the assets commencing on the date of acquisition. Total amortization expense for amortizable intangible assets for the years ended December 31, 2011, 2010 and 2009 was $452, $460 and $405, respectively. At December 31, 2011, the weighted average amortization period remaining for those intangible assets is approximately 11 years. Amortization expense is estimated to be approximately $453 in each of 2012, 2013, 2014, $381 in 2015, and $357 in 2016.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

6. Income Taxes

	2011	2010
Current deferred tax assets:
Continuing care contracts	$1,185	$1,373
Allowance for doubtful accounts	1,867	2,087
Insurance reserves	954	756
Deferred gains on sale lease back transactions	1,171	1,158
Other	904	1,293

Total current deferred tax assets before valuation allowance	6,081	6,667
Valuation allowance:	(153)	(5,899)

Total current deferred tax assets before valuation allowance	5,928	768

Non-current deferred tax assets:
Continuing care contracts	436	505
Deferred gains on sale lease back transactions	935	1,056
Insurance reserves	3,022	2,543
Tax credits	6,820	4,351
Tax loss carry forwards	40,607	43,228
Impairment of securities	1,675	3,340
Other	6,864	4,281

Total non-current deferred tax assets before valuation allowance	60,359	59,304
Valuation allowance:	(1,521)	(52,472)

Total non-current deferred tax assets	58,838	6,832

Non-current deferred tax liabilities:
Depreciable assets	(9,647)	(7,059)
Lease expense	(773)	(1,073)
Goodwill	(109)	133
Other	(181)	(245)

Total non-current deferred tax liabilities	(10,710)	(8,244)

Net deferred tax asset (liability)	$54,056	$(644)

        We recorded an income tax benefit of $56,696 in the consolidated statement of income for the year ended December 31, 2011, which was attributable to the partial reduction of our previously deferred income tax valuation allowance. As prescribed by FASB ASC 740, Accounting for Income Taxes, during the fourth quarter of 2011 we evaluated the positive and negative evidence as to the realizability of our net deferred tax assets, which are comprised principally of net operating loss carry forwards. Based on our recent earnings history and expectations of operating performance over the next five years, we have determined that it is more likely than not that we will realize the benefit of our deferred tax assets including our net operating loss carry forwards.

        As of December 31, 2011, our federal net operating loss carry forward, which begins to expire in 2025 if unused, was approximately $100,710, and our tax credit carry forward, which begins to expire in

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

6. Income Taxes (Continued)

2022 if unused, was approximately $6,820. Our net operating loss carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

        For the year ended December 31, 2011, we recognized a tax benefit from continuing operations of $50,554, which includes a deferred tax benefit of $52,111 attributable to a reduction of valuation allowance and current tax expense of $1,405 for state taxes on operating income that are payable without regard to our tax loss carry forwards. Tax benefit also includes $152 related to a non-cash deferred tax liability arising from the amortization of goodwill for tax purposes but not for book purposes. We also recognized a tax benefit from discontinued operations of $2,739 attributable to a reduction of valuation allowance.

        The principal reasons for the difference between our effective tax (benefit) rate on continuing operations and the U.S. Federal statutory income tax (benefit) rate are as follows:

	For the years ended December 31,
	2011	2010	2009
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	10.9%	8.7%	8.5%
Tax credits	(15.1)%	(7.5)%	(3.2)%
Alternative Minimum Tax	1.2%	1.5%	2.1%
Change in valuation allowance	(321.1)%	(33.5)%	(38.8)%
Other differences, net	4.5%	1.3%	1.6%

Effective tax rate	(284.6)%	5.5%	5.2%

        We recorded a large tax benefit in 2011 reflecting the release of valuation allowance, which results in a large negative effective tax rate. Our effective tax rate on continuing operations exclusive of the release of valuation allowance is 34.5%.

7. Earnings Per Share

        We computed basic EPS for the years ended December 31, 2011, 2010 and 2009 using the weighted average number of shares outstanding during the periods. Diluted EPS for the years ended December 31, 2011, 2010 and 2009 reflects additional common shares, related to the Notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance. The weighted average shares outstanding used to calculate basic and diluted EPS include 582 and 512 unvested common shares as of December 31, 2011 and 2010, respectively, issued to our officers and others under our equity compensation plan, or the Share Award Plan. Unvested shares issued under our Share Award Plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

7. Earnings Per Share (Continued)

        The following table provides a reconciliation of income from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Year Ended December 31,
	2011			2010			2009
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$68,277	42,161	$1.62	$25,562	35,736	$0.72	$40,420	33,558	$1.20
Effect of the Notes	962	2,873		1,652	3,471		2,198	5,217

Diluted income from continuing operations	$69,239	45,034	$1.54	$27,214	39,207	$0.69	$42,618	38,775	$1.10

Diluted loss from discontinued operations	$(4,076)	45,034	$(0.09)	$(2,070)	39,207	$(0.05)	$(2,090)	38,775	$(0.05)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

8. Fair Values of Assets and Liabilities

        The table below presents the assets and liabilities measured at fair value at December 31, 2011, categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Long lived assets held for sale(1)	$7,076	$—	$7,076
Long lived assets of discontinued operations(2)	8,037	—	8,037
Cash equivalents(3)	19,745	19,745	—
Available for sale securities:(4)
Equity securities
Financial services industry	3,752	3,752	—
REIT industry	472	472	—
Other	789	789	—

Total equity securities	5,013	5,013	—
Debt securities
International bond fund	2,246	2,246	—
Industrial bonds	7,467	7,467	—
Government bonds	5,524	5,524	—
Financial bonds	1,104	1,104	—
Other	875	875	—

Total debt securities	17,216	17,216	—

Total available for sale securities	22,229	22,229	—

Total	$57,087	$41,974	$15,113

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

(2)
In September 2011, we recorded a $3,938 asset impairment charge to reduce the carrying value of two SNFs we own that we have classified as discontinued operations to their estimated fair value based upon expected sales prices less costs to sell.

(3)
Cash equivalents, consisting of money market funds held principally for obligations arising from our self insurance programs.

(4)
Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $9,114 and $13,115, respectively, at December 31, 2011. Our investments in available for sale securities had amortized costs of $20,827 and $11,638 as of December 31, 2011 and 2010, respectively, had unrealized gains of $1,586 and $5,515 as of December 31, 2011 and 2010, respectively, and had unrealized losses of $185 and $40 as of December 31, 2011 and 2010, respectively. At December 31, 2011, 10 of the securities we hold are in a loss position that has ranged from one to eight months. Since these securities have not been in a loss period for an extended period of time, we do not believe these securities are impaired. During the years ended December 31, 2011 and 2010, we received gross proceeds of $10,896 and $3,081, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $4,118 and $940, respectively, and gross realized losses totaling $2 and $7, respectively.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

8. Fair Values of Assets and Liabilities (Continued)

        During the year ended December 31, 2011, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value. Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the year ended December 31, 2011.

        The carrying values of accounts receivable, available for sale securities, accounts payable, mortgage notes payable and the Bridge Loan with SNH approximate fair value as of December 31, 2011 and 2010. The carrying value and fair value of the Notes was $37,282 and $33,181, respectively, as of December 31, 2011, and $37,905 and $35,631, respectively, as of December 31, 2010. We estimate the fair value of the Notes using quoted market data for these securities. We measured the fair value of our equity investment in AIC by considering, among other things, the individual assets and liabilities held by AIC, AIC's overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

9. Indebtedness

        We have a $35,000 revolving secured line of credit, or our Credit Agreement, that matures on March 18, 2013 when all amounts outstanding under our Credit Agreement are due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes. Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity. We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of December 31, 2011. We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries' accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder or upon the occurrence and continuation of certain events of default. As of December 31, 2011, no amounts were outstanding under our Credit Agreement. As of December 31, 2011, we believe we were in compliance with all applicable covenants under our Credit Agreement. We incurred interest expense and other associated costs related to our Credit Agreement of $726, $508 and $340 for the years ended December 31, 2011, 2010 and 2009, respectively.

        In May 2011, we entered into a bridge loan agreement with SNH, or the Bridge Loan, under which SNH agreed to lend us up to $80,000 to fund a part of the purchase price for the acquisitions of the majority of the assets of six senior living communities located in Indiana, or the Indiana Communities. During 2011, we completed our acquisitions of the majority of the assets of the Indiana Communities and, in connection with the acquisitions, borrowed $80,000 under the Bridge Loan. We subsequently repaid $42,000 of this advance with proceeds from a public offering of our common shares, or the Public Offering, and cash generated by operations (see Note 12). As of December 31, 2011, an aggregate principal amount of $38,000 was outstanding under the Bridge Loan. No additional amounts are available for borrowing by us under the Bridge Loan. The Bridge Loan is secured by mortgages on seven of our senior living communities. The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to SNH's borrowings under its

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

9. Indebtedness (Continued)

revolving credit facility, plus 1%. As of December 31, 2011, the interest rate was 2.9% under the Bridge Loan. The Bridge Loan contains various covenants, including restrictions on our ability to incur liens upon or dispose of the collateral securing the Bridge Loan. The Bridge Loan agreement also contains events of default including non-payment, a change in control of us and certain events of insolvency, as determined under the Bridge Loan. As of December 31, 2011, we believe we were in compliance with all applicable covenants in the Bridge Loan. We incurred interest expense and other associated costs related to the Bridge Loan of $593 for the year ended December 31, 2011.

        On July 1, 2010, we repaid our outstanding balance and terminated our non-recourse credit facility with UBS AG, or UBS. Interest expense and other associated costs related to this facility were $0, $149 and $551 for the years ended December 31, 2011, 2010 and 2009, respectively.

        At December 31, 2011, we had six irrevocable standby letters of credit totaling $736. The six letters of credit are security for our lease obligation to HCP, Inc., or HCP, to an automobile leasing company, and to a mortgagee of our property encumbered by a Federal National Mortgage Association, or FNMA, insured mortgage. The letters of credit are renewed annually. The maturity dates for these letters of credit range from April 2012 to September 2012. Our obligations under these letters of credit are secured by cash.

        In October 2006, we issued $126,500 principal amount of the Notes. Our net proceeds from this issuance were approximately $122,600. The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time. The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share. The Notes are guaranteed by certain of our wholly owned subsidiaries. The Notes mature on October 15, 2026. We may prepay the Notes at any time and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021. If a "fundamental change", as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes. Interest expense and other associated costs related to the Notes was $1,470, $1,738 and $2,673 for the years ended December 31, 2011, 2010 and 2009, respectively. We issued these Notes pursuant to an indenture which contains various customary covenants. As of December 31, 2011, we believe we were in compliance with all applicable covenants of this indenture.

        During the years ended December 31, 2011 and 2010, we purchased and retired $623 and $11,802 par value of the outstanding Notes, respectively, and recorded a gain of $1 and $726, respectively, net of related unamortized costs, on early extinguishment of debt. We funded these purchases principally with available cash. As a result of these purchases and other purchases we made in prior years, $37,282 in principal amount of the Notes remain outstanding.

        At December 31, 2011, two of our communities, which we have classified as discontinued operations, were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgage notes, one of our communities was encumbered by a FNMA mortgage note, and three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes. These mortgages contain HUD, FNMA and FMCC standard mortgage

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

9. Indebtedness (Continued)

covenants. We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes in order to record the assumed mortgage notes at their estimated fair value. We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes. In July 2010, we prepaid a HUD insured mortgage note with a balance of $4,635 and paid $134 in prepayment penalties. The following table is a summary of these mortgage notes as of December 31, 2011:

Balance as of December 31, 2011	Effective Interest Rate	Cash Interest Rate	Maturity Date	Monthly Payment
$19,767	6.64%	5.86%	June 2023	$123
7,091	8.99%	5.46%	February 2025	63
3,071	6.36%	6.70%	September 2028	25
9,813	6.20%	6.70%	September 2032	72
3,114	5.25%	5.25%	June 2035	19
4,575	5.55%	5.55%	May 2039	27

$47,431	6.69%(1)	5.96%(1)		$329

(1)
Weighted average interest rate.

        We incurred mortgage interest expense, including premium amortization, of $1,588, $650 and $802 for the years ended December 31, 2011, 2010 and 2009, respectively, including interest expense recorded in discontinued operations. Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable HUD, FNMA and FMCC approval. As of December 31, 2011, we believe we were in compliance with all applicable covenants under these mortgages.

        Principal payments due under the terms of these mortgages (including mortgages included in discontinued operations) are as follows:

2012	$1,171
2013	1,242
2014	1,318
2015	1,398
2016	1,483
Thereafter	40,819

$47,431

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

10. Leases

        As of December 31, 2011, we leased 187 senior living communities, two rehabilitation hospitals and one assisted living community that we have classified as discontinued operations, under four non-cancelable leases with SNH. As of December 31, 2011, we also leased four senior living communities under a lease with HCP. These leases are "triple-net" leases which require that we pay all costs incurred in the operation of the communities and hospitals, including the cost of insurance and real estate taxes, maintaining the communities and hospitals, and indemnifying the landlord for any liability which may arise from their operation during the lease term.

        Our leases with SNH require us to pay percentage rent at 181 of the senior living communities we lease from SNH equal to 4% of the amount by which gross revenues, as defined in our leases, exceeds gross revenues in a base year. We recorded approximately $4,879 and $4,443 in percentage rent to SNH for the years ended December 31, 2011 and 2010, respectively.

        SNH may fund amounts that we request for renovations and improvements to communities and hospitals we lease from SNH in return for rent increases according to formulas in the leases; however, SNH is not obligated to purchase these renovations and improvements from us and we are not required to sell them to SNH. In 2011 and 2010, SNH funded $33,269 and $31,894, respectively, for renovations and improvements to some of our communities and hospitals and, as a result, our annual rent increased by $2,665 and $2,550, respectively.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

10. Leases (Continued)

        The following table is a summary of our real property leases (including one assisted living community that we have classified as discontinued operations):

		Number of properties	Annual minimum rent as of December 31, 2011	Initial expiration date	Renewal terms
1.	Lease No. 1 for SNFs and independent and assisted living communities(1)	89	$56,004	December 31, 2024	Two 15-year renewal options.
2.	Lease No. 2 for SNFs, independent and assisted living communities and rehabilitation hospitals	48	52,536	June 30, 2026	Two 10-year renewal options.
3.	Lease No. 3 for independent and assisted living communities(2)	28	62,968	December 31, 2028	Two 15-year renewal options.
4.	Lease No. 4 for SNFs and independent and assisted living communities(3)	25	23,720	April 30, 2017	Two 15-year renewal options.
5.	One HCP lease	4	1,183	June 30, 2014	Two 10-year renewal options.

	Totals	194	$196,411

(1)
Lease No. 1 is comprised of four separate leases. Three of these four leases exist to accommodate mortgage financings in effect at the time SNH acquired the properties; we have agreed with SNH to combine all four of these leases into one lease as and when these mortgage financings are paid.

(2)
Lease No. 3 exists to accommodate certain mortgage financing by SNH.

(3)
Lease No. 4 is comprised of three separate leases. Two of these three leases exist to accommodate mortgage obligations in effect at the time SNH acquired the properties; we have agreed with SNH to combine all three of these leases into one lease when these mortgage financings are paid.

        The future minimum rents required by our leases as of December 31, 2011, are as follows:

2012	$196,411
2013	196,411
2014	195,819
2015	195,228
2016	195,228
Thereafter	1,710,648

$2,689,745

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

11. Shareholders' Equity

        We issued 379 and 351 of our common shares in 2011 and 2010, respectively, to our Directors, officers and others who provide services to us. We valued the shares at the average price of our common shares on the exchange on which they were listed on the dates of issue, or $1,044 in 2011, based on a $2.75 weighted average share price, or $1,980 in 2010, based on a $5.64 weighted average share price. Shares issued to Directors vest immediately; one fifth of the shares issued to our officers and others vest on the date of grant and on the four succeeding anniversaries of the date of grant. We recognize the cost ratably over the vesting period. As of December 31, 2011, 1,128 of our common shares remain available for issuance under our Share Award Plan.

        In June 2011, we issued 11,500 of our common shares in the Public Offering, raising net proceeds of approximately $53,953. We used proceeds from the Public Offering to repay amounts outstanding under the Bridge Loan and to fund a portion of the cash purchase price of the majority of the assets of the Indiana Communities described in Note 12.

12. Acquisitions

        In August 2010, we acquired from an unrelated party a continuing care retirement community, which offers independent, assisted living and skilled nursing services, containing 110 living units located in Wisconsin for $14,700. We financed the acquisition with cash on hand and by the assumption of approximately $1,311 of resident deposits. We have included the results of this community's operations in our consolidated financial statements from the date of acquisition. We allocated the purchase price of this community to land, buildings and equipment. As of December 31, 2011, the majority of this community's revenues comes from residents private resources. We acquired this community as part of our strategy of expanding our business in high quality senior living operations where residents pay for our services with private resources.

        In May 2011, we acquired an assisted living community containing 116 living units located in Arizona for $25,600, excluding closing costs. We financed the acquisition with cash on hand and by assuming a FNMA mortgage note for $18,652. We have included the results of this community's operations in our consolidated financial statements from the date of acquisition. We allocated the purchase price of this community to land, building and equipment. This community primarily provides independent and assisted living services and as of December 31, 2011, all of the residents pay for their services with private resources.

        In May 2011, we agreed to purchase the majority of the assets of the Indiana Communities containing 738 living units for an aggregate purchase price, excluding closing costs, of $122,760. The Indiana Communities primarily offer independent and assisted living services, which are currently primarily paid by residents from their private resources. In June 2011, we completed our acquisitions of the majority of the assets of two of these Indiana Communities containing 197 living units for an aggregate purchase price, excluding closing costs, of $40,360 and funded the acquisitions with proceeds from the Bridge Loan and the assumption of net working capital liabilities of those two Indiana Communities. In July 2011, we completed our acquisition of the majority of the assets of an additional Indiana Community containing 151 living units for a purchase price, excluding closing costs, of $30,400 and funded the acquisition with a portion of the proceeds of the Public Offering, by borrowing an additional $15,000 under the Bridge Loan and by assuming net working capital liabilities of that Indiana Community. In September 2011, we completed our acquisitions of the majority of the assets of

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

12. Acquisitions (Continued)

the remaining three Indiana Communities containing 390 living units for an aggregate purchase price, excluding closing costs, of $52,000. We funded these acquisitions with $24,000 of borrowings under the Bridge Loan, by assuming approximately $19,260 of mortgage notes secured by these three Indiana Communities, by assuming net working capital liabilities of those three Indiana Communities and with cash on hand, including a portion of the proceeds of the Public Offering. We recorded the acquired land, building and equipment of these Indiana Communities at estimated fair value. The values assigned to the land, buildings and equipment of our Indiana Communities are based upon preliminary estimates of the fair value of assets acquired. Consequently, amounts preliminarily assigned to assets acquired could change from those reported in these consolidated financial statements.

        For the year ended December 31, 2011, we incurred $1,759 in acquisition related costs. These costs include transaction closing costs, professional fees (legal and accounting) and other acquisition related expenses for completed transactions.

13. Discontinued Operations

        In December 2007, we decided to sell our institutional pharmacy located in California and our mail order pharmacy located in Nebraska. We sold the institutional pharmacy in two separate transactions during the year ended December 31, 2009, which resulted in a $1,226 gain on sale. We were unable to sell the mail order pharmacy on acceptable terms and we ceased its operations on March 31, 2009.

        During 2009, at our request, SNH sold two SNFs that we lease from SNH. In October 2009, SNH sold one of those SNFs, which was located in Iowa, to an unrelated party for net proceeds of approximately $473 and our annual rent payable to SNH decreased by approximately $47 per year. In November 2009, SNH sold the other of those two SNFs, which was located in Missouri, to an unrelated party for net proceeds of approximately $1,247 and our annual rent payable to SNH decreased by approximately $125 per year.

        In August 2010, at our request, SNH sold four SNFs located in Nebraska which we leased from SNH to an unrelated party for net proceeds of approximately $1,450, and our annual rent payable to SNH decreased by approximately $145 per year.

        In November 2010, at our request, SNH agreed to sell one assisted living community in Pennsylvania with 70 living units that was leased to us. SNH sold this community in May 2011, and our annual rent to SNH decreased by approximately $72 per year.

        Also in November 2010, at our request, SNH agreed to sell three SNFs in Georgia with an aggregate of 329 living units that were leased to us. SNH consummated the sale of two of these communities in May 2011 and one community in June 2011, and our annual rent to SNH decreased by approximately $1,790 per year.

        Early in 2011, we decided to offer for sale two SNFs we own that are located in Michigan with an aggregate of 271 living units. In September 2011, we recorded a $3,938 asset impairment charge to reduce the carrying value of these two SNFs to their estimated fair value based upon expected sales prices less costs to sell. While we continue to market these properties, we can provide no assurance that a sale of these SNFs will be completed.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

13. Discontinued Operations (Continued)

        In August 2011, we agreed with SNH that SNH should sell one assisted living community located in Pennsylvania with 103 living units, which we lease from SNH. We and SNH are in the process of selling this assisted living community and, if sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

        We have reclassified the consolidated balance sheet and the consolidated statement of income for all periods presented to show the financial position and results of operations of the communities and pharmacies which have been sold or are expected to be sold as discontinued. Below is a summary of the operating results of these discontinued operations included in the financial statements for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Revenues	$31,074	$47,725	$57,705
Expenses	(33,951)	(49,795)	(61,021)
Impairment on assets	(3,938)	—	—
Benefit for income taxes	2,739	—	—
Gain on sale	—	—	1,226

Net loss	$(4,076)	$(2,070)	$(2,090)

14. Off Balance Sheet Arrangement

        As of December 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $21,024 arising from our operation of 56 properties owned by SNH and leased to us which secures SNH's borrowings from its lender, FNMA.

15. Related Person Transactions

        We have adopted written Governance Guidelines that address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Directors and our Board of Directors reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Directors and (2) the affirmative vote of a majority of our Independent Directors. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Directors, or disinterested Directors or Independent Directors, as the case may be, shall act in accordance with any applicable provisions of our charter, consider all of the relevant facts and

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

15. Related Person Transactions (Continued)

circumstances, and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Business Conduct and Ethics and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        As of December 31, 2011, we leased 188 of our 245 senior living communities (including one that we have classified as discontinued operations) and two rehabilitation hospitals from SNH and managed 22 senior living communities for the account of SNH.

        We were a 100% owned subsidiary of SNH before December 31, 2001; and SNH is today our largest landlord and our largest stockholder. As of February 15, 2012, SNH owned 4,235 of our common shares (which includes 1,000 of our common shares SNH acquired from the underwriters in our public equity offering we completed in June 2011), which represented approximately 8.8% of our outstanding common shares. On December 31, 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. At the time of our spin off from SNH, all of the persons serving as our Directors were trustees of SNH. In order to effect this spin off and to govern relations after the spin off, we entered into agreements with SNH and others, including Reit Management & Research LLC, or RMR, CommonWealth REIT, or CWH, and Hospitality Properties Trust, or HPT. Since then we have entered into various leases with SNH and other agreements that include provisions that confirm and modify these undertakings. Among other matters, these agreements provide that:

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

  •
  SNH has the option to cancel all of our rights under the leases we have with SNH upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events affecting us, as defined in those documents, including the adoption of any stockholder proposal (other than a precatory proposal) or the election to our Board of Directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual;

  •
  the resolution of disputes, claims and controversies arising from our leases with SNH may be referred to binding arbitration proceedings; and

  •
  so long as we are a tenant of SNH or so long as we have a business management agreement with RMR, we will not acquire or finance any real estate of a type then owned or financed by SNH or any other company managed by RMR without first giving SNH or the other company managed by RMR, as applicable, the opportunity to acquire or finance real estate investments of the type in which SNH or the other company managed by RMR, respectively, invests.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

15. Related Person Transactions (Continued)

        Under our leases with SNH, we pay SNH rent set at minimum annual amounts plus percentage rent based on increases in gross revenues at certain properties. Our total minimum annual rent payable to SNH under those leases as of December 31, 2011 was $195,228, excluding percentage rent based on increases in gross revenues at certain properties. For the years ended December 31, 2011, 2010 and 2009 our rent expense under our leases with SNH was $194,524, $188,768 and $177,673, respectively, net of $901, $901 and $868, respectively, amortization of a lease inducement from SNH.

        In 2009 and 2010 there were additional transactions between us and SNH, including a Lease Realignment Agreement that we entered into with respect to certain properties leased to us by SNH and to which SNH obtained mortgage refinancing from FNMA. A further description of the terms of certain of those transactions is included in our annual reports to stockholders and our Annual Reports on Form 10-K filed with the Securities and Exchange Commission, or SEC, in each case for the years ended December 31, 2010 and December 31, 2009. Since January 2011, we engaged in additional transactions with SNH, including:

  •
  In November 2010, at our request, SNH agreed to sell three SNFs in Georgia with an aggregate of 329 living units that were leased to us. SNH consummated the sale of two of these communities in May 2011 and one community in June 2011, and our annual rent to SNH decreased by approximately $1,790.

  •
  Also in November 2010, at our request, SNH agreed to sell one assisted living community in Pennsylvania with 70 living units that was leased to us. SNH sold this community in May 2011, and our annual rent to SNH decreased by approximately $72.

  •
  In March 2011, SNH agreed to acquire 20 senior living communities with 2,111 living units located in five states in the southeastern United States. In May 2011, we entered into long term contracts with SNH to manage 15 of these communities and agreed to lease the remaining five communities, when SNH acquired them. As of December 31, 2011, we leased those five communities with 651 living units from SNH and managed 13 of the 15 communities with 1,214 living units for SNH's account. We are currently managing or have agreed to manage the remaining two communities with 291 living units for the account of the existing owner, pending SNH's acquisition of those two communities. SNH's acquisitions of those two remaining communities are subject to conditions and may not occur. Our minimum rent payable to SNH for the communities we are leasing is approximately $6,900 per year. Percentage rent, based on increases in gross revenues at these communities we are leasing, will commence in 2013. We added these communities we are leasing to our existing leases with SNH, which have current terms expiring at varying dates ranging from April 2017 to June 2026.

  •
  In May 2011, we commenced leasing a senior living community from SNH with 73 living units located in Illinois and we acquired 14 acres of vacant land adjacent to the community for possible expansion for $1,250 from an unrelated party. Our rent payable to SNH for this community is $608 per year. Percentage rent, based on increases in gross revenues at this community, will commence in 2013. We added this community to our Lease No. 1 with SNH, which has a current term expiring in 2024.

  •
  In July 2011, SNH agreed to acquire nine large senior living communities then operated by Vi® as Classic Residence communities and which were formerly known as Classic Residence by

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

15. Related Person Transactions (Continued)

    Hyatt® communities. The nine senior living communities include 2,226 living units of which 1,708 are independent living apartments, 471 are assisted living suites and 47 are suites offering specialized Alzheimer's care. The communities are located in six states, with four located in Florida and one in each of Maryland, Nevada, New Jersey, New York and Texas. In December 2011, SNH completed the acquisition of eight of those communities and we entered into long term management contracts with SNH to manage those eight communities. The one remaining community that has not yet been acquired by SNH is located in New York. That acquisition is subject to conditions, including licensing approval. It is currently expected that that acquisition will be completed during 2012 but there can be no assurances that the acquisition will be completed. If SNH completes that acquisition, we expect that we will enter into a long term management contract with SNH to manage that community on terms substantially consistent with those that we have previously entered into with SNH.

  •
  In August 2011, we agreed with SNH that SNH should sell one assisted living community located in Pennsylvania with 103 living units, which we lease from SNH. We and SNH are in the process of selling this assisted living community and, if sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

  •
  In December 2011, SNH acquired a senior living community with 57 units and we entered into a long term management contract with SNH to manage this community on terms substantially consistent with those that we have previously entered into with SNH for communities that include assisted living units.

  •
  In February 2012, SNH acquired a senior living community containing 92 units and we entered into a long term management contract with SNH to manage this community on terms substantially consistent with those that we have previously entered into with SNH for communities that include assisted living units.

        The management contracts for the communities we manage for SNH's account, or the Management Contracts, provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital. The Management Contracts have an initial term of 20 years and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The Management Contracts provide that we and SNH each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. As of December 31, 2011, all of our Management Contracts with SNH have been made subject to a pooling agreement we entered with SNH in connection with the 20 communities SNH agreed to acquire in March 2011 referred to above, except for a community we manage for SNH's account that only includes independent living apartments. Communities with only

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

15. Related Person Transactions (Continued)

independent living apartments will be subject to a separate pooling agreement. Under the pooling agreement currently in effect, determinations of fees and expenses of the various communities that are subject to the applicable pooled Management Contracts are aggregated, including determination of SNH's return of its invested capital and our incentive fees. Under the pooling agreement, after December 31, 2017, SNH has the right, subject to our cure rights, to terminate all, but not less than all, the Management Contracts that are subject to the pooling agreement if it does not receive its minimum return in each of three consecutive years. In addition, under the pooling agreement, we have a limited right to require the sale of underperforming communities. Also, under the pooling agreement, any nonrenewal notice given by us with respect to a community that is subject to the pooling agreement would be deemed a nonrenewal with respect to all the communities (and related Management Contracts) that are the subject of the pooling agreement. Special committees of each of our Board of Directors and SNH's board of trustees composed solely of our Independent Directors and SNH's independent trustees who are not also directors or trustees of the other party and who were represented by separate counsel reviewed and approved the terms of the initial Management Contracts and pooling agreement. We expect the terms of the pooling agreement for communities with only independent living apartments will be on substantially the same terms. The terms of the subsequent Management Contracts and pooling agreement were approved by our Independent Directors and Board of Directors and by the independent trustees and board of trustees of SNH. For the year ended December 31, 2011, we recorded $835 in management fee revenue and $19,762 of reimbursed costs incurred on behalf of the communities we manage for SNH's account.

        We expect that we may enter into additional management arrangements with SNH for senior living communities SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH, although there can be no assurances that we will do so. For example, in February 2012, SNH agreed to acquire an independent living community located in Missouri, which we understand is expected to close in the first half of 2012 and which we expect we would manage for SNH's account pursuant to a long term management contract on terms similar to those management arrangements we currently have with SNH and which we expect would be included in a separate pooling agreement that would include Management Contracts for communities consisting of only independent living apartments. However, this acquisition is subject to conditions and may not close.

        During the years ended December 31, 2011, 2010 and 2009, pursuant to the terms of our leases with SNH, SNH purchased $33,269, $31,894 and $36,700, respectively, of improvements made to its properties leased to us, and, as a result, the annual rent payable by us to SNH increased by approximately $2,665, $2,550 and $2,945, respectively.

        Simultaneously with our negotiation of the management contract terms described above, in May 2011 we entered into the Bridge Loan, under which SNH agreed to lend us up to $80,000. The Bridge Loan matures on July 1, 2012, and bears interest at a rate equal to the annual rates of interest applicable to SNH's borrowings under its revolving credit facility, plus 1%, or 2.9% as of December 31, 2011. As of December 31, 2011, there was $38,000 aggregate principal amount outstanding under the Bridge Loan and no additional amounts were available for borrowing under the Bridge Loan. Proceeds of the Bridge Loan were used to fund our acquisitions, completed in September 2011, of the majority of the assets of the Indiana Communities. The Bridge Loan is secured by mortgages on three of these

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

15. Related Person Transactions (Continued)

six communities we acquired and on four other senior living communities that we own, in each case including related furniture, fixtures and equipment.

        The terms of the leases and Bridge Loan between us and SNH were reviewed and approved by special committees of each of our Board of Directors and SNH's board of trustees composed solely of Independent Directors or independent trustees who are not also directors or trustees of the other party and who were represented by separate counsel. Our leases, management agreements and Bridge Loan with SNH include arbitration provisions for the resolution of certain disputes, claims and controversies.

        At the time we became a separate publicly owned company as a result of the distribution of our shares to SNH's shareholders, we entered a management and shared services agreement, or a business management agreement, with RMR. One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Director, Mr. Martin, is a Director of RMR. Mr. Mackey, our President and Chief Executive Officer, is an Executive Vice President of RMR, and Mr. Hoagland, our Treasurer and Chief Financial Officer, and Mr. Larkin, our Vice President, General Counsel and Secretary, are each a Senior Vice President of RMR. Mr. Portnoy's son, Mr. Adam Portnoy, is an owner of RMR and serves as President and Chief Executive Officer and as a Director of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. RMR provides management services to both us and SNH; Mr. Barry Portnoy and Mr. Adam Portnoy are Managing Trustees of SNH. SNH's executive officers are officers of RMR and SNH's president and chief operating officer is also a director of RMR. Messrs. Mackey, Hoagland and Larkin devote a substantial majority of their business time to our affairs and the remainder to RMR's business, which is separate from our business. Because at least 80% of Messrs. Mackey's, Hoagland's and Larkin's business time is devoted to services to us, 80% of their total cash compensation (that is, the combined cash compensation paid by us and RMR, including base salary and cash bonus) was paid by us and the remainder was paid by RMR. We believe the compensation we paid to these officers reasonably reflected their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division. RMR has approximately 740 employees and provides management services to other companies in addition to us and SNH.

        Our Board of Directors has given our Compensation Committee, which is comprised exclusively of our Independent Directors, authority to act on our behalf with respect to our business management agreement with RMR. The charter of our Compensation Committee requires the Committee annually to review the business management agreement, evaluate RMR's performance under this agreement and renew, amend, terminate or allow to expire the business management agreement.

        Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our facilities, evaluation of business opportunities, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. In May 2011, we and RMR entered into an amendment to the business management agreement. The amendment adjusted the determination of the fees payable by us to RMR under the business management agreement. The business management agreement provides for compensation to RMR at an annual business

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

15. Related Person Transactions (Continued)

management fee equal to 0.6% of our revenues. As amended, revenues are defined as our total revenues from all sources reportable under generally accepted accounting principles in the United States, or GAAP, less any revenues reportable by us with respect to communities for which we provide management services plus the gross revenues at those communities determined in accordance with GAAP. In addition, the amendment also amended certain procedures for the arbitration of disputes pursuant to the business management agreement. The business management agreement further provides that RMR is compensated at a rate equal to 80% of the employment expenses of RMR's employees, other than its Chief Information Officer, actively engaged in providing management information systems for us. The terms of the amendment described above were reviewed and approved by the Compensation Committee of our Board of Directors, which consists solely of our Independent Directors. The aggregate fees earned by RMR from us for management, administrative and information system services pursuant to the business management agreement totaled $11,726 in 2011, $11,214 in 2010 and $10,546 in 2009.

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs of providing this internal audit function was approximately $247 in 2011, $211 in 2010 and $220 in 2009. These allocated costs are in addition to the business management fees paid to RMR. We are also generally responsible for all of our expenses and certain expenses incurred by RMR on our behalf.

        The business management agreement automatically renews for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate the business management agreement upon 60 days prior written notice. RMR may also terminate the business management agreement upon five business days notice if we undergo a change of control, as defined in the business management agreement. The current term for the business management agreement expires on December 31, 2012, and will be subject to automatic renewal unless earlier terminated.

        Under our business management agreement with RMR, we acknowledge that RMR provides management services to other businesses, including SNH. The fact that RMR has responsibilities to other entities, including our largest landlord and largest stockholder, SNH, could create conflicts; and in the event of such conflicts between us and RMR, any affiliate of RMR or any other publicly owned company for which RMR provides services, including SNH, our business management agreement allows RMR to act on its own behalf and on behalf of SNH or such other company rather than on our behalf. Under the business management agreement, we afford SNH and any other company that is managed by RMR with a right of first refusal to invest in or finance any real estate property of a type then owned or financed by any of them before we do. Under the business management agreement, RMR has agreed not to provide business management services to any other business or enterprise, other than SNH, competitive with our business. The business management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies.

        Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

15. Related Person Transactions (Continued)

management services for the purpose of obtaining more favorable terms with such vendors and suppliers.

        As part of our annual restricted share grants under our Share Award Plan, we typically grant restricted shares to certain employees of RMR who are not also Directors, officers or employees of ours. In 2011, 2010 and 2009, we granted a total of 77, 65 and 55 restricted shares, respectively, with an aggregate value of $168, $394 and $168, respectively, to such persons, based upon the closing price of our common shares on the date of grant on the New York Stock Exchange for the grants made in 2011 and on the NYSE Amex for the grants made in 2010 and 2009. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we pay to RMR.

        An affiliated company of RMR is the owner of the buildings in which we leased our corporate headquarters and administrative offices until the expiration of those leases in June 2011. In May 2011, we entered into a new lease that consolidated our headquarters into one building owned by an affiliate of RMR. This new lease requires us to pay current annual rent of approximately $730. The terms of this new lease were reviewed and approved by a special committee of our Board of Directors composed solely of our Independent Directors. During 2011, we incurred rent, which included our proportionate share of utilities and real estate taxes, under the expired leases and the new lease of $1,337. We believe the terms of the expired leases and the new lease were and are commercially reasonable.

        In December 2006, we began leasing space for a regional office in Atlanta, Georgia from CWH. Our lease for this space expired in December 2011 and was not renewed. We incurred rent, which included our proportionate share of utilities and real estate taxes, under this lease during 2011, 2010 and 2009 of $71, $66 and $66, respectively. We believe that the terms of that lease were commercially reasonable.

        Our Independent Directors also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including SNH, CWH, HPT, Government Properties Income Trust, or GOV, and TravelCenters of America LLC, or TA. We understand that the other companies to which RMR provides management services also have certain other relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        We, RMR, SNH, CWH, HPT, GOV and TA each currently own approximately 14.29% of AIC. All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Directors and the affirmative vote of a majority of our Independent Directors. The shareholders agreement that we, the other shareholders of AIC and AIC are parties to includes arbitration provisions for the resolution of certain disputes, claims and controversies.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

15. Related Person Transactions (Continued)

        As of February 16, 2012, we have invested $5,209 in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. For 2011, 2010 and 2009, we recognized income of $139 and a loss of $1 and $134, respectively, related to our investment in AIC. In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified and extended in June 2011 for a one year term. Our annual premiums for this property insurance of approximately $4,500 and $2,900 were paid in June 2011 and 2010, respectively. The amounts we expensed in relation to those insurance premiums for year 2011 and 2010 were $3,832 and $1,414, respectively. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

16. Employee Benefit Plans

        We have several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code. All our employees are eligible to participate in at least one of our plans and are entitled upon termination or retirement to receive their vested portion of the plan assets. For some of our plans, we match a certain amount of employee contributions. We also pay certain expenses related to all of our plans. Expenses for all our plans, including our contributions, were $1,451, $1,476 and $1,235 for the years ended December 31, 2011, 2010 and 2009, respectively.

17. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2011 and 2010:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$307,615	$311,886	$329,475	$332,788
Operating income	6,456	8,075	4,158	2,659
Net income from continuing operations	5,905	5,991	3,637	52,744
Net income	4,132	5,196	(528)	55,401
Net income per common share—Basic	$0.12	$0.14	$(0.01)	$1.16
Net income per common share—Diluted	$0.11	$0.14	$(0.01)	$1.10

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

17. Selected Quarterly Financial Data (Unaudited) (Continued)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$298,046	$301,567	$304,803	$308,845
Operating income	5,185	8,276	5,967	6,696
Net income from continuing operations	4,664	8,080	5,934	6,884
Net income	4,085	8,153	5,158	6,096
Net income per common share—Basic	$0.12	$0.22	$0.15	$0.17
Net income per common share—Diluted	$0.12	$0.22	$0.14	$0.16

Note 18. Unaudited Pro Forma Financial Information

        The following table shows operating results attributable to the majority of the assets of the Indiana Communities we acquired during 2011 that are included in our condensed consolidated statement of operations from the date of the acquisition through December 31, 2011.

Revenues	$9,165
Net income	$1,725

        The pro forma financial information in the table below gives effect to the following transactions as if they had occurred as of January 1, 2011 for the 2011 information and as if they had occurred as of January 1, 2010 for the 2010 information: (i) our acquisition of the majority of the assets of the Indiana Communities; (ii) our assumption of $19,260 of mortgage notes with respect to three of the Indiana Communities; (iii) our net borrowings of $48,000 under the Bridge Loan in connection with our acquisition of the majority of the assets of these Indiana Communities; (iv) our assumption of net working capital liabilities of the Indiana Communities; and (v) the Public Offering.

	2011	2010
Revenues	$1,294,722	$1,234,352
Income from continuing operations	68,702	27,918
Weighted average shares outstanding—basic	47,581	47,236
Weighted average shares outstanding—diluted	50,598	50,707
Earnings per share from continuing operations:
Basic	$1.44	$0.59
Diluted	$1.38	$0.58

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

Dated: February 17, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr.	President and Chief Executive Officer (Principal Executive Officer)	February 17, 2012
/s/ PAUL V. HOAGLAND Paul V. Hoagland	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)	February 17, 2012
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	February 17, 2012
/s/ GERARD M. MARTIN Gerard M. Martin	Managing Director	February 17, 2012
/s/ BRUCE M. GANS Bruce M. Gans	Independent Director	February 17, 2012
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Director	February 17, 2012
/s/ DONNA D. FRAICHE Donna D. Fraiche	Independent Director	February 17, 2012