Form 10-Q
period 2012-03-31
FIVE STAR QUALITY CARE INC
filed 2012-05-01
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of registrant’s shares of common stock, $.01 par value, outstanding as of April 30, 2012: 47,899,312.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

MARCH 31, 2012

As used herein the terms “we”, “us”, and “our” refer to Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise noted.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$26,645	$28,374
Accounts receivable, net of allowance of $4,426 and $4,703 at March 31, 2012 and December 31, 2011, respectively	65,106	64,265
Investments in available for sale securities, of which $5,426 and $5,905 are restricted at March 31, 2012 and December 31, 2011, respectively	8,773	9,114
Restricted cash	5,749	4,838
Prepaid expenses and other current assets	26,294	26,250
Assets of discontinued operations	8,515	8,675
Total current assets	141,082	141,516

Property and equipment, net	353,539	353,065
Equity investment in Affiliates Insurance Company	5,335	5,291
Restricted cash	6,317	4,092
Restricted investments in available for sale securities	12,871	13,115
Goodwill and other intangible assets	15,157	15,270
Other long term assets	50,966	51,128
	$585,267	$583,477
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,831	$23,899
Accrued expenses	24,027	21,705
Accrued compensation and benefits	44,632	39,704
Due to related persons	13,467	18,659
Mortgage notes payable	1,044	1,027
Bridge loan from Senior Housing Properties Trust	38,000	38,000
Accrued real estate taxes	9,878	11,505
Security deposit liability	10,724	10,606
Other current liabilities	15,532	15,745
Liabilities of discontinued operations, of which $7,654 and $7,690 relate to mortgage notes payable at March 31, 2012 and December 31, 2011, respectively.	8,932	8,481
Total current liabilities	189,067	189,331

Long term liabilities:
Mortgage notes payable	38,446	38,714
Convertible senior notes	37,282	37,282
Continuing care contracts	1,883	2,045
Accrued self insurance obligations	30,438	28,496
Other long term liabilities	7,184	7,415
Total long term liabilities	115,233	113,952

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01; 47,899 shares issued and outstanding at March 31, 2012 and December 31, 2011	479	479
Additional paid in capital	353,036	352,819
Accumulated deficit	(74,213)	(74,582)
Cumulative other comprehensive income	1,665	1,478
Total shareholders’ equity	280,967	280,194
	$585,267	$583,477

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Senior living revenue	$276,220	$262,654
Rehabilitation hospital revenue	26,787	25,625
Institutional pharmacy revenue	18,621	19,337
Management fee revenue	1,088	—
Reimbursed costs incurred on behalf of managed communities	23,405	—
Total revenues	346,121	307,616

Operating expenses:
Senior living wages and benefits	138,374	129,761
Other senior living operating expenses	66,962	62,980
Costs incurred on behalf of managed communities	23,405	—
Rehabilitation hospital expenses	24,119	24,053
Institutional pharmacy expenses	18,750	18,889
Rent expense	50,227	47,499
General and administrative	15,455	13,670
Depreciation and amortization	6,316	4,307
Total operating expenses	343,608	301,159

Operating income	2,513	6,457

Interest, dividend and other income	217	319
Interest and other expense	(1,426)	(501)
Acquisition related costs	—	(102)
Equity in income of Affiliates Insurance Company	45	37
(Loss) gain on sale of available for sale securities reclassified from other comprehensive income	(1)	76

Income from continuing operations before income taxes	1,348	6,286
Provision for income taxes	(602)	(379)
Income from continuing operations	746	5,907
Loss from discontinued operations	(377)	(1,774)

Net income	$369	$4,133

Weighted average shares outstanding - basic	47,899	36,020

Weighted average shares outstanding - diluted	47,899	38,909

Basic income per share from:
Continuing operations	$0.02	$0.16
Discontinued operations	(0.01)	(0.04)
Net income per share - basic	$0.01	$0.12

Diluted income per share from:
Continuing operations	$0.02	$0.15
Discontinued operations	(0.01)	(0.04)
Net income per share - diluted	$0.01	$0.11

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011

Net income	$369	$4,133
Other comprehensive income
Unrealized gain on investments in available for sale securities	187	481
Less: Realized loss (gain) on investments in available for sale securities reclassified and included in net income	1	(76)
Unrealized (loss) gain on equity investment in Affiliates Insurance Company	(1)	4
Other comprehensive income	187	409
Comprehensive income	$556	$4,542

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$369	$4,133
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,316	4,307
Loss from discontinued operations	377	1,774
Loss (gain) on sale of available for sale securities	1	(76)
Equity in income of Affiliates Insurance Company	(45)	(37)
Stock-based compensation	217	193
Provision for losses on receivables	1,408	2,688
Changes in assets and liabilities:
Accounts receivable	(2,249)	(2,301)
Prepaid expenses and other assets	118	(2,613)
Accounts payable and accrued expenses	1,254	6,599
Accrued compensation and benefits	4,928	7,602
Due to related persons	(5,192)	(18)
Other current and long term liabilities	(173)	(1,417)
Cash provided by operating activities	7,329	20,834

Net cash provided by (used in) discontinued operations	269	(1,395)

Cash flows from investing activities:
Payments from restricted cash and investment accounts, net	(3,136)	(1,485)
Acquisition deposits	—	(13,000)
Acquisition of property and equipment	(12,995)	(15,089)
Proceeds from disposition of property and equipment held for sale	6,318	10,837
Proceeds from sale of available for sale securities	772	173
Cash used in investing activities	(9,041)	(18,564)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	—	5,000
Purchase and retirement of convertible senior notes	—	(604)
Repayments of mortgage notes payable	(286)	(33)
Cash (used in) provided by financing activities	(286)	4,363

Change in cash and cash equivalents during the period	(1,729)	5,238
Cash and cash equivalents at beginning of period	28,374	20,770
Cash and cash equivalents at end of period	$26,645	$26,008

Supplemental cash flow information:
Cash paid for interest	$1,002	$119
Cash paid for income taxes	$122	$139

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, which we refer to as we, us or our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of March 31, 2012, we operated 247 senior living communities located in 30 states containing 27,503 living units, including 209 primarily independent and assisted living communities with 24,080 living units and 38 SNFs with 3,423 living units.  We own and operate 31 communities (2,954 living units), we lease and operate 191 communities (20,811 living units) and we manage 25 communities (3,738 living units).  Our 247 senior living communities included 8,838 independent living apartments, 13,196 assisted living suites and 5,469 skilled nursing units.  Two SNFs owned and operated by us containing 271 living units and one assisted living community leased from Senior Housing Properties Trust or its subsidiaries, or SNH, and operated by us containing 103 living units that we have classified as discontinued operations are excluded from all the preceding data in this paragraph.

We also lease and operate two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and at three satellite locations.  In addition, we lease and operate 13 outpatient clinics affiliated with these rehabilitation hospitals.  We also own and operate five institutional pharmacies.

Note 2. Property and Equipment

Property and equipment, at cost, consists of the following:

	March 31, 2012	December 31, 2011
Land	$21,849	$21,849
Buildings and improvements	288,421	287,585
Furniture, fixtures and equipment	105,133	99,303
	415,403	408,737
Accumulated depreciation	(61,864)	(55,672)
	$353,539	$353,065

As of March 31, 2012 and December 31, 2011, we had assets of $6,461 and $7,076, respectively, included in our property and equipment that we intend to sell to SNH for increased rent pursuant to the terms of our leases with SNH; however, we are not obligated to make these sales and SNH is not obligated to purchase the property and equipment.

Note 3.  Financial Data by Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate for our own account, manage for the account of SNH, or for another owner pending SNH’s acquisition, independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services generally to elderly residents.  Our

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

(unaudited)

rehabilitation hospital segment provides inpatient rehabilitation services to patients at two hospital locations and at three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business.  Consequently, we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which operates in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest, dividend and other income, interest and other expense, provision for income taxes, and corporate income and expenses.

Our revenues by segment and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations for the three months ended March 31, 2012 and 2011 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended March 31, 2012
Revenues	$276,220	$26,787	$18,621	$321,628
Management fee revenue	1,088	—	—	1,088
Reimbursed costs incurred on behalf of managed communities	23,405	—	—	23,405
Total segment revenues	300,713	26,787	18,621	346,121
Segment expenses:
Operating expenses	205,336	24,119	18,750	248,205
Costs incurred on behalf of managed communities	23,405	—	—	23,405
Rent expense	47,611	2,616	—	50,227
Depreciation and amortization	5,381	52	883	6,316
Total segment expenses	281,733	26,787	19,633	328,153

Segment operating profit (loss)	18,980	—	(1,012)	17,968
General and administrative expenses(2)	—	—	(15,455)	(15,455)
Operating income (loss)	18,980	—	(16,467)	2,513
Interest, dividend and other income	21	—	196	217
Interest and other expense	(607)	—	(819)	(1,426)
Equity in income of Affiliates Insurance Company	—	—	45	45
Loss on sale of available for sale securities	—	—	(1)	(1)
Provision for income taxes	—	—	(602)	(602)
Income (loss) from continuing operations	$18,394	$—	$(17,648)	$746

Total Assets as of March 31, 2012	$489,770	$15,834	$79,663	$585,267

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended March 31, 2011
Revenues	$262,654	$25,625	$19,337	$307,616
Segment expenses:
Operating expenses	192,741	24,053	18,889	235,683
Rent expense	44,918	2,581	—	47,499
Depreciation and amortization	3,476	42	789	4,307
Total segment expenses	241,135	26,676	19,678	287,489

Segment operating profit (loss)	21,519	(1,051)	(341)	20,127
General and administrative expenses(2)	—	—	(13,670)	(13,670)
Operating profit (loss)	21,519	(1,051)	(14,011)	6,457
Interest, dividend and other income	19	—	300	319
Interest and other expense	—	—	(501)	(501)
Acquisition related costs	—	—	(102)	(102)
Equity in losses of Affiliates Insurance Company	—	—	37	37
Gain on sale of available for sale securities	—	—	76	76
Provision for income taxes	—	—	(379)	(379)
Income (loss) from continuing operations	$21,538	$(1,051)	$(14,580)	$5,907

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

(unaudited)

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other intangible assets from January 1, 2012 to March 31, 2012 are as follows:

	Senior Living Communities(1)	Corporate and Other(2)	Total
Balance as of January 1, 2012	$11,604	$3,666	$15,270

Amortization of intangibles	(23)	(90)	(113)

Balance as of March 31, 2012	11,581	3,576	15,157

(1)             Goodwill and other intangible assets in our Senior Living Communities segment relate to management agreements and trademarks we acquired in connection with a lease we entered into with SNH in 2009 and goodwill of $10,988 we recorded in connection with our senior living community acquisitions in previous years.

(2)             Intangible assets in our Corporate and Other segment relate to customer agreements we acquired in connection with our pharmacy acquisitions.

In May 2011, we agreed to purchase certain assets of six senior living communities located in Indiana, or the Indiana Communities, containing 738 living units for a total purchase price, excluding closing costs, of $122,760.  The Indiana Communities primarily offer independent and assisted living services, which are currently primarily paid by residents from their private resources.  During 2011, we completed our acquisitions of the assets of these Indiana Communities and funded the acquisitions with proceeds of a public offering, or the Public Offering, of shares of our common stock, $.01 par value per share, or our common shares, proceeds of a bridge loan from SNH, or the Bridge Loan, by assuming approximately $19,260 of mortgage notes secured by three of the Indiana Communities, by assuming net working capital liabilities of the Indiana Communities and with cash on hand.  We recorded the acquired land, building and equipment of these Indiana Communities at estimated fair value.  The values assigned to the land, buildings and equipment of our Indiana Communities are based upon preliminary estimates of the fair value of assets acquired.  Consequently, amounts preliminarily assigned to assets acquired could change from those reported in these consolidated financial statements.

Note 5.  Income Taxes

During the fourth quarter of 2011 we evaluated the realizability of certain of our net deferred tax assets, which include, among other things, our net operating losses and tax credits, and determined that it is more likely than not

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

(unaudited)

that we will realize the benefit of such deferred tax assets, and as a result, we realized in the fourth quarter of 2011, the full amount of the valuation allowance we had previously maintained against these deferred tax assets of $52,111.  For the three months ended March 31, 2012, we recognized tax expense from continuing operations of $602.  We also recognized a tax benefit from discontinued operations of $300.  Our effective income tax rate increased during the three months ended March 31, 2012 to 44.7% compared to 8.4% in the prior year period primarily because our previous rate had been reduced from the statutory rate due to the full utilization of the previously maintained valuation allowance against our net operating loss, or NOL, carry forwards.  As of December 31, 2011, our federal NOL carry forward, which begins to expire in 2025 if unused, was approximately $100,710, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $6,820.  Our NOL carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

We do not currently recognize the benefit of certain deferred tax assets related to capital losses because we do not believe it is more likely than not that we will realize such benefit.  As a result, we maintain a partial valuation allowance against these deferred tax assets.  When we believe that we will more likely than not realize the benefit of these deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statement of income, which will affect our results of operations.

Note 6.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three months ended March 31, 2012 and 2011 using the weighted average number of shares outstanding during the periods.  Diluted EPS for the periods ended March 31, 2012 and 2011 reflects additional common shares related to our convertible senior notes due in 2026, or the Notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include 565 and 512 unvested common shares as of March 31, 2012 and 2011, respectively, issued to our officers and others under our equity compensation plan, or our Share Award Plan.  Unvested shares issued under our Share Award Plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

The following table provides a reconciliation of income from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended March 31,
	2012			2011
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$746	47,899	$0.02	$5,907	36,020	$0.16
Effect of the Notes	—	—		344	2,889
Diluted income from continuing operations	$746	47,899	$0.02	$6,251	38,909	$0.15

Diluted loss from discontinued operations	$(377)	47,899	$(0.01)	$(1,774)	38,909	$(0.04)

Note 7.  Fair Values of Assets and Liabilities

The information below presents the assets and liabilities that are measured at fair value on a recurring and non recurring basis at March 31, 2012, categorized by the level of inputs used in the valuation of each asset and liability.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

(unaudited)

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Long lived assets held for sale (1)	$6,461	$—	$6,461
Long lived assets of discontinued operations (2)	7,960	—	7,960
Cash equivalents (3)	23,244	23,244	—
Available for sale securities (4)
Equity securities
Financial services industry	4,028	4,028	—
REIT industry	477	477	—
Other	253	253	—
Total equity securities	4,758	4,758	—
Debt securities
International bond fund	2,268	2,268	—
Industrial bonds	7,279	7,279	—
Government bonds	5,499	5,499	—
Financial bonds	974	974	—
Other	866	866	—
Total debt securities	16,886	16,886	—
Total available for sale securities	21,644	21,644	—

Total	$59,309	$44,888	$14,421

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

(4)  Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $8,773 and $12,871, respectively, at March 31, 2012.  We estimate the fair value of our available for sale investments by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.   In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.

Our investments in available for sale securities had amortized costs of $20,055 and $20,827 as of March 31, 2012 and December 31, 2011, respectively, had unrealized gains of $1,724 and $1,586 as of March 31, 2012 and December 31, 2011, respectively, and had unrealized losses of $135 and $185 as of March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012, nine of the securities we hold are in a loss position that has ranged from one to 11 months.  Since these

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

(unaudited)

securities have not been in a loss period for an extended period of time, we do not believe these securities are impaired.  During the three months ended March 31, 2012, we received gross proceeds of $772 in connection with the sales of available for sale securities and recorded gross realized gains totaling $2 and gross realized losses totaling $3.

During the three months ended March 31, 2012, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2012.

The carrying values of our accounts receivable, available for sale securities, accounts payable, mortgage notes payable and the Bridge Loan with SNH approximate fair value as of March 31, 2012 and December 31, 2011.  The carrying value and fair value of the Notes was $37,282 and $35,437, respectively, as of March 31, 2012 and $37,282 and $33,181, respectively, as of December 31, 2011 and are categorized in level one of the fair hierarchy in their entirety.  We estimate the fair value of the Notes using quoted market data for these securities. We measured the fair value of our equity investment in Affiliates Insurance Company, or AIC, which is an Indiana insurance company that we currently own in equal proportion as the other six shareholders of that company (see Note 10), categorized in level two of the fair hierarchy in its entirety, by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

Note 8.  Indebtedness

We have a $35,000 revolving secured line of credit, or our Credit Agreement, that matures on March 18, 2013 when all amounts outstanding will be due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of March 31, 2012.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder or upon the occurrence and continuation of certain events of default.  As of March 31, 2012, no amounts were outstanding under our Credit Agreement. As of March 31, 2012, we believe we were in compliance with all applicable covenants under our Credit Agreement. We incurred interest expense and other associated costs related to our Credit Agreement of $176 and $147 for the three months ended March 31, 2012 and 2011, respectively.

In May 2011, we entered into the Bridge Loan agreement with SNH under which SNH agreed to lend us up to $80,000 to fund a part of the purchase price for our acquisitions of certain assets of the Indiana Communities.  During 2011, we completed our acquisitions of the assets of the Indiana Communities and, in connection with the acquisitions, borrowed $80,000 under the Bridge Loan.  We subsequently repaid $42,000 of this advance with proceeds from the Public Offering and cash generated by operations.  As of March 31, 2012, an aggregate principal amount of $38,000 was outstanding under the Bridge Loan.  In April 2012, we repaid in full the principal amount outstanding under the Bridge Loan, resulting in termination of the Bridge Loan.  We incurred interest expense and other associated costs related to the Bridge Loan of $275 for the three months ended March 31, 2012.

On April 13, 2012, we entered into a new $150,000 secured revolving credit facility with Citibank, N.A. and a syndicate of other lenders, or our New Credit Facility, which is in addition to our existing Credit Agreement.  The maturity date of our New Credit Facility is April 13, 2015, and, subject to the payment of extension fees and meeting certain other conditions, we have options to extend the maturity date for two, one year periods.  The proceeds of our New Credit Facility are available for general business purposes, including the repayment of debt.  We initially borrowed $35,500 under our New Credit Facility, which was applied, together with cash on hand, to repay in full the $38,000 principal amount outstanding under the Bridge Loan.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

(unaudited)

Our New Credit Facility bears interest, at our election, at LIBOR plus 250 basis points or Citibank N.A.’s base rate plus 150 basis points.  Borrowings under our New Credit Facility are guaranteed by certain of our subsidiaries and secured by our guarantor subsidiaries’ accounts receivable and related collateral and real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries.  Funds available under our New Credit Facility may be drawn, repaid and redrawn until maturity and there are no scheduled principal payments prior to maturity.  Our New Credit Facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including a change of control of us.  Our New Credit Facility contains a number of financial covenants which generally restrict our ability to incur debts in excess of calculated amounts, require us to maintain a minimum net worth and require us to maintain various financial ratios.

In connection with our New Credit Facility, we amended our existing Credit Agreement to release certain of the guarantor subsidiaries and collateral thereunder, as well as receive the consent of the agent and lenders under our Credit Agreement to our New Credit Facility.

In October 2006, we issued $126,500 principal amount of the Notes.  Our net proceeds from this issuance were approximately $122,600.  The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  Interest expense and other associated costs related to the Notes was $367 and $354 for the three months ended March 31, 2012 and 2011, respectively.  We issued the Notes pursuant to an indenture which contains various customary covenants.  As of March 31, 2012, we believe we were in compliance with all applicable covenants of the indenture governing the Notes.

During the three months ended March 31, 2011, we purchased and retired $623 par value of the outstanding Notes and recorded a gain of $1, net of related unamortized costs, on early extinguishment of debt included in interest, dividend and other income.  We funded these purchases principally with cash on hand.  As a result of these purchases and other purchases we made in prior years, at March 31, 2012, $37,282 in principal amount of the Notes remained outstanding.  In April 2012, we purchased and retired $12,410 par value of the outstanding Notes and will record a gain of $45, net of related unamortized costs, on early extinguishment of debt.  We funded this purchase principally with borrowings under our New Credit Facility and cash on hand.   As a result of this purchase and other purchases we made in prior years, $24,872 in principal amount of the Notes remain outstanding.

At March 31, 2012, two of our communities, which we have classified as discontinued operations, were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgage notes, one of our communities was encumbered by a Federal National Mortgage Association, or FNMA, mortgage note, and three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes.  These mortgages contain HUD, FNMA and FMCC standard mortgage covenants.  We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.  The weighted average interest rate on these six notes was 6.68% as of March 31, 2012.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039.  We incurred mortgage interest expense, including premium amortization, of $717 and $111 for the three months ended March 31, 2012 and 2011, respectively, with respect to these six notes.  As of March 31, 2012, we believe we were in compliance with all applicable covenants under these mortgages.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

(unaudited)

Note 9. Off Balance Sheet Arrangements

As of March 31, 2012, we had no off balance sheet arrangements that we expect have had or which we believe would be reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $21,602 arising from our operation of 56 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender, FNMA.

Note 10. Related Person Transactions

We were formerly a 100% owned subsidiary of SNH.  In 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders.  SNH is our largest stockholder and, as of the date of this report, SNH owned 4,235 of our common shares, or approximately 8.8% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is also a managing trustee of SNH.  Mr. Portnoy’s son, Mr. Adam Portnoy, serves as a managing trustee of SNH.  SNH is our largest landlord and we manage several senior living communities for SNH.  As of March 31, 2012, we leased 188 of our 247 senior living communities (including one that we have classified as discontinued operations) and two rehabilitation hospitals from SNH and managed 23 senior living communities for the account of SNH.

Under our leases with SNH, we generally pay SNH rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Our total minimum annual rent payable to SNH under those leases as of March 31, 2012 was $195,746, excluding percentage rent.  Our total rent expense under all of our leases with SNH was $49,804 and $47,728 for the three months ended March 31, 2012 and 2011, respectively, net of $225 amortization of a lease inducement from SNH in each period. During the three months ended March 31, 2012 and 2011, pursuant to the terms of our existing leases with SNH, we sold $6,318 and $10,837, respectively, of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $512 and $869, respectively, pursuant to the terms of the leases.

We manage certain of SNH’s senior living communities pursuant to management agreements.  We and SNH have entered into a pooling agreement, which pools SNH’s managed assisted living communities, and pursuant to which the determinations of fees and expenses of the various communities that are subject to the pooled management contracts are aggregated, including determination of our incentive fees and SNH’s return of its invested capital.  We expect that managed communities with only independent living apartments will be subject to a future separate pooling agreement, which would similarly aggregate the managed independent living apartments.  We began managing communities for the account of SNH in June 2011 in connection with SNH’s acquisition of certain senior living communities at that time.  For the three months ended March 31, 2012, we recorded $1,068 in management fee revenue and $22,962 of reimbursed costs incurred in connection with the communities that we manage for the account of SNH.  We expect that we may enter into additional management arrangements with SNH for senior living communities that SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH, including two communities SNH has agreed to acquire and which we are currently managing for the current owner pending SNH’s acquisition and another independent living community SNH has recently agreed to acquire.  SNH’s acquisitions of those communities are subject to conditions and may not occur.  There can be no assurances that we will manage additional senior living communities for SNH’s account.

As discussed above in Note 8, in May 2011, we and SNH entered into the Bridge Loan, under which SNH agreed to lend us up to $80,000 to help fund our purchase of the Indiana Communities.  As of March 31, 2012, there was $38,000 aggregate principal amount outstanding under the Bridge Loan.  We incurred interest expense of $275 for the three months ended March 31, 2012, which is included in interest and other expenses in our condensed consolidated statement of income.  In April 2012, we repaid in full the outstanding principal amount under the Bridge Loan, resulting in termination of the Bridge Loan.

Reit Management & Research LLC, or RMR, provides us with certain business management and shared services under a business management and shared services agreement, or our business management agreement.  RMR also provides management services to SNH.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Director, Mr. Gerard Martin, is a director of RMR.  Our

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

(unaudited)

President and Chief Executive Officer and our Treasurer and Chief Financial Officer are officers of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner, President, Chief Executive Officer and a director of RMR and serves as a managing trustee of SNH.  Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and his son serves as a managing trustee of a majority of those companies.  Pursuant to our business management agreement with RMR, we incurred expenses of $3,228 and $2,807 for the three months ended March 31, 2012 and 2011, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statement of income.  We lease our headquarters from an affiliate of RMR for annual rent of approximately $730, and our rent expense, which included our proportionate share of utilities and real estate taxes, under this lease for the three months ended March 31, 2012 and 2011 was $381 and $297, respectively.

We, SNH, RMR and four other companies to which RMR provides management services each currently own approximately 14.3% of AIC, an Indiana insurance company.  All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  During the three months ended March 31, 2012 and 2011, we recognized income of $45 and $37, respectively, related to this investment.  In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2011 for a one year term and we paid a premium of $4,500 in connection with that renewal, which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in that program. We currently expect that we will renew this program, as it may be modified, in June 2012.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 21, 2012, or our Proxy Statement, and our other filings with the Securities and Exchange Commission, or the SEC, including Note 15 to our Consolidated Financial Statements included in our Annual Report, the sections captioned  “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our leases, forms of management agreements and related pooling agreement and Bridge Loan agreement with SNH, our business management agreement and headquarters lease with RMR and its affiliate and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share data)

(unaudited)

Note 11.  Discontinued Operations

In 2011, we decided to offer for sale two SNFs we own that are located in Michigan with a total of 271 living units.  While we continue to market these properties, we can provide no assurance that a sale of these SNFs will be completed.

In August 2011, we agreed with SNH that SNH should sell one assisted living community located in Pennsylvania with 103 living units, which we lease from SNH.  We and SNH are in the process of selling this assisted living community and, if sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

We have reclassified the consolidated balance sheet and the consolidated statement of income for all periods presented to show the financial position and results of operations of the communities which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Revenues	$5,547	$10,687
Expenses	(5,924)	(12,461)
Net loss	$(377)	$(1,774)

Note 12.   Unaudited Pro Forma Financial Information

The following table shows operating results attributable to the Indiana Communities we acquired during 2011 that are included in our condensed consolidated statement of operations for the three months ended March 31, 2012.

Revenues	$5,422
Net income	$1,294

The pro forma financial information in the table below gives effect to the following transactions as if they had occurred as of January 1, 2011: (i) our acquisition of the assets of the Indiana Communities; (ii) our assumption of $19,260 of mortgage notes with respect to three of the Indiana Communities; (iii) our net borrowings of $48,000 under the Bridge Loan in connection with our acquisition of the assets of the Indiana Communities; (iv) our assumption of net working capital liabilities of the Indiana Communities; and (v) the Public Offering.

Three months ended March 31, 2011
Revenues	$312,986
Income from continuing operations	7,006

Weighted average shares outstanding - basic	47,520
Weighted average shares outstanding - diluted	50,409

Earnings per share from continuing operations:
Basic	$0.15
Diluted	$0.15

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.   In the senior living community segment, we operate for our own account, manage for the account of SNH, or for another owner pending SNH’s acquisition, independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services generally to elderly residents.  Our rehabilitation hospital segment provides inpatient rehabilitation services to patients at two hospital locations and at three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business. Consequently, we report our institutional pharmacy revenues and expense as separate items within our corporate and other activities.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and operates in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit excludes interest, dividend and other income, interest and other expense, provision for income taxes, and corporate income and expenses.

Key Statistical Data For the Three Months Ended March 31, 2012 and 2011:

The following tables present a summary of our operations for the three months ended March 31, 2012 and 2011:

Senior living communities:

	Three months ended March 31,
(dollars in thousands, except average daily rate)	2012	2011	$ Change	% Change
Senior living revenue	$276,220	$262,654	$13,566	5.2%
Management fee revenue	1,088	—	1,088	100.0%
Reimbursed costs incurred on behalf of managed communities	23,405	—	23,405	100.0%
Total revenue	300,713	262,654	38,059	14.5%
Senior living wages and benefits	(138,374)	(129,761)	(8,613)	(6.6)%
Other senior living operating expenses	(66,962)	(62,980)	(3,982)	(6.3)%
Costs incurred on behalf of managed communities	(23,405)	—	(23,405)	(100.0)%
Rent expense	(47,611)	(44,918)	(2,693)	(6.0)%
Depreciation and amortization expense	(5,381)	(3,476)	(1,905)	(54.8)%
Interest and other expense	(607)	—	(607)	(100.0)%
Interest, dividend and other income	21	19	2	10.5%
Senior living income from continuing operations	$18,394	$21,538	$(3,144)	(14.6)%

Total number of communities (end of period):
Owned and leased communities	222	209	13	6.2%
Managed communities	25	—	25	100.0%
Number of total communities	247	209	38	18.2%

Total number of living units (end of period):
Owned and leased living units	23,765	22,176	1,589	7.2%
Managed living units	3,738	—	3,738	100.0%
Number of total living units	27,503	22,176	5,327	24.0%

Owned and leased communities:
Occupancy %	85.9%	85.6%	n/a	0.3%
Average daily rate	$146.50	$152.27	$(5.77)	(3.8)%
Percent of senior living revenue from Medicaid	12.5%	12.8%	n/a	(0.3)%
Percent of senior living revenue from Medicare	13.0%	16.0%	n/a	(3.0)%
Percent of senior living revenue from private and other sources	74.5%	71.2%	n/a	3.3%

Comparable communities (senior living communities that we have owned or leased and operated continuously since January 1, 2011):

	Three months ended March 31,
(dollars in thousands, except average daily rate)	2012	2011	$ Change	% Change
Senior living revenue	$263,606	$262,654	$952	0.4%
Senior living wages and benefits	(134,142)	(129,761)	(4,381)	(3.4)%
Other senior living operating expenses	(63,797)	(62,980)	(817)	(1.3)%
No. of communities (end of period)	209	209	n/a	—
No. of living units (end of period)	22,176	22,176	n/a	—
Occupancy %	85.6%	85.6%	n/a	—
Average daily rate	$150.64	$152.27	$(1.63)	(1.1)%
Percent of senior living revenue from Medicaid	13.0%	12.8%	n/a	0.2%
Percent of senior living revenue from Medicare	13.6%	16.0%	n/a	(2.4)%
Percent of senior living revenue from private and other sources	73.4%	71.2%	n/a	2.2%

Rehabilitation hospitals:

	Three months ended March 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Rehabilitation hospital revenues	$26,787	$25,625	$1,162	4.5%
Rehabilitation hospital expenses	(24,119)	(24,053)	(66)	(0.3)%
Rent expense	(2,616)	(2,581)	(35)	(1.4)%
Depreciation and amortization expense	(52)	(42)	(10)	(23.8)%
Rehabilitation hospital loss from continuing operations	$—	$(1,051)	$1,051	100.0%

Corporate and Other:(1)

	Three months ended March 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Institutional pharmacy revenue	$18,621	$19,337	$(716)	(3.7)%
Institutional pharmacy expenses	(18,750)	(18,889)	139	0.7%
Depreciation and amortization expense	(883)	(789)	(94)	(11.9)%
General and administrative expense(2)	(15,455)	(13,670)	(1,785)	(13.1)%
Equity in income of Affiliates Insurance Company	45	37	8	21.6%
(Loss) gain on sale of available for sale securities reclassified from other comprehensive income	(1)	76	(77)	(101.3)%
Interest, dividend and other income	196	300	(104)	(34.7)%
Interest and other expense	(819)	(501)	(318)	(63.5)%
Acquisition related costs	—	(102)	102	100.0%
Provision for income taxes	(602)	(379)	(223)	(58.8)%
Corporate and Other loss from continuing operations	$(17,648)	$(14,580)	$(3,068)	(21.0)%

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

Consolidated:

	Three months ended March 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Summary of revenue:
Senior living revenue	$300,713	$262,654	$38,059	14.5%
Rehabilitation hospital revenue	26,787	25,625	1,162	4.5%
Corporate and other	18,621	19,337	(716)	(3.7)%
Total revenue	$346,121	$307,616	$38,505	12.5%

Summary of income from continuing operations:
Senior living communities	$18,394	$21,538	$(3,144)	(14.6)%
Rehabilitation hospitals	—	(1,051)	1,051	100.0%
Corporate and other	(17,648)	(14,580)	(3,068)	(21.0)%
Income from continuing operations	$746	$5,907	$(5,161)	(87.4)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Senior living communities:

Our senior living revenue increased by 5.2% for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to an increase from 209 to 222 in the number of communities that we owned and leased during these periods, respectively, and to a slight increase in occupancy, partially offset by a 9.1% reduction in aggregate Medicare payment rates for SNFs.  Our senior living revenue at the communities that we operated continuously since January 1, 2011, or our comparable communities, increased 0.4% for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to increased per diem charges to residents at our independent and assisted living communities, offset by a 9.1% reduction in aggregate Medicare payment rates for our SNFs.

In June 2011, we began managing senior living communities for SNH, or for another owner pending SNH’s acquisition, and as of March 31, 2012, we are managing 25 such communities.  For the three months ended March 31, 2012, we recorded management fee revenue of approximately $1.1 million and $23.4 million of reimbursed costs incurred at these communities.

Our senior living wages and benefits increased 6.6% for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to an increase from 209 to 222 in the number of communities that we owned and leased during these periods, respectively, and to wage increases and increased employee health insurance costs at our comparable communities.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 6.3% due to an increase in the number of communities that we owned and leased from 209 to 222, plus increased charges from various service providers, marketing costs and general maintenance expenses.  Our senior living wages and benefits at our comparable communities increased by 3.4% primarily due to wage increases and higher employee health insurance costs.  Our other senior living operating expenses at our comparable communities increased by 1.3% primarily due to increases in charges from various service providers, marketing costs and general maintenance expenses.  Our senior living rent expense increased by 6.0% compared to the same period in 2011 primarily due to the addition of six communities we began to lease during the second quarter of 2011 and our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2011.

Our senior living depreciation and amortization expense increased by 54.8% for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to additional depreciation resulting from the seven owned senior living communities that we acquired in the second and third quarters of 2011 and capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Interest and other expense increased by 100.0% for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to our assumption of four mortgage notes in connection with our acquisition of four senior living communities during the second and third quarters of 2011.

Rehabilitation hospitals:

Our rehabilitation hospital revenues increased by 4.5% for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to a higher Medicare census and increased third party payer rates, partially offset by a slight decrease in occupancy.

Our rehabilitation hospital expenses increased by 0.3% for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in labor and benefits.

Our rehabilitation hospital rent expense increased by 1.4% for the three months ended March 31, 2012 compared to the same period in 2011 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH since January 1, 2011.

Corporate and Other:

Institutional pharmacy revenue and institutional pharmacy expenses decreased by 3.7% and 0.7%, respectively, for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to a decline in customer accounts and a number of commonly dispensed name brand drugs that became available as lower priced generic drugs.

General and administrative expenses increased by 13.1% for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increased regional personnel and information technology costs resulting from our acquisitions of additional communities during 2011, plus wage increases.

Our interest, dividend and other income decreased by 34.7% for the three months ended March 31, 2012 compared to the same period in 2011 due to less investable cash and lower yields realized on our investments.

Our interest and other expense increased by 63.5% for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to interest on our outstanding balance on the Bridge Loan, partially offset by our purchase and retirement of $623,000 par value of the outstanding Notes since during the three months ended March 31, 2011.

For the three months ended March 31, 2012, we recognized tax expense from continuing operations of $602,000.  We also recognized a tax benefit from discontinued operations of $300,000.  Our effective income tax rate increased during the three months ended March 31, 2012 to 44.7% compared to 8.4% in the prior year period primarily because our previous rate had been reduced from the statutory rate due to our previous valuation allowance for our deferred tax asset relating to our NOL carry forwards which we reversed as of December 31, 2011. During the fourth quarter of 2011 we evaluated the realizability of certain of our net deferred tax assets, which include, among other things, our net operating losses and tax credits, and determined that it is more likely than not that we will realize the benefit of such deferred tax assets.  As of December 31, 2011, our federal NOL carry forward, which will begin to expire in 2025 if unused, was approximately $100.7 million, and our tax credit carry forward, which will begin to expire in 2022 if unused, was approximately $6.8 million.

Discontinued operations:

Loss from discontinued operations for the three months ended March 31, 2012 decreased $1.4 million to $377,000, compared to a loss of $1.8 million for the three months ended March 31, 2011.  The losses in both years are primarily due to losses we incurred at assisted living communities and SNFs that we have sold or expect to sell.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had unrestricted cash and cash equivalents of $26.6 million and $35.0 million available to borrow on our $35.0 million Credit Agreement.

We believe that a combination of our existing cash, cash equivalents, net cash from operations and our ability to borrow under our Credit Agreement and our New Credit Facility, as described in Note 8 to our Condensed Consolidated Financial Statements in Item 1 above, will provide us with adequate cash flow to fund our debt obligations and run our business, invest in and maintain our properties and fund future acquisition commitments for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies continue to decline from historic levels or if the rates we receive for our services decline, such as if government reimbursement rates are further reduced, and we are unable to generate positive cash flow for an extended period, we expect that we would explore alternatives to fund our operations.  Such alternatives may include further reducing our costs, incurring debt under, and perhaps in addition to, our existing Credit Agreement and our New Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our communities that are not subject to existing mortgages and issuing new equity or debt securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but this registration statement does not assure that there will be buyers for such securities.  As of March 31, 2012, we had a working capital deficit of $48.0 million, which included $38.0 million due under the Bridge Loan.  In April 2012, we repaid in full the principal amount outstanding under the Bridge Loan by using proceeds from our New Credit Facility and cash on hand.

Assets and Liabilities

Our total current assets at March 31, 2012 were $141.1 million, compared to $141.5 million at December 31, 2011.  At March 31, 2012, we had cash and cash equivalents of $26.6 million compared to $28.4 million at December 31, 2011.  Our current liabilities were $189.1 million at March 31, 2012 compared to $189.3 million at December 31, 2011.  The increase in current liabilities is not meaningful and results from timing of payment and accrual differences.

We had net cash flows from continuing operations of $7.3 million for the three months ended March 31, 2012 compared to $20.8 million for the same period in 2011.  Acquisitions of property and equipment on a net basis after considering the proceeds from sales of fixed assets to SNH, were $6.7 million and $4.3 million for the three months ended March 31, 2012 and 2011, respectively.

Our Leases and Management Agreements with SNH

As of March 31, 2012, we leased 188 senior living communities (including one that we have classified as discontinued operations) and two rehabilitation hospitals from SNH under four leases.  Our total annual rent payable to SNH as of March 31, 2012 was $195.7 million, excluding percentage rent based on increases in gross revenues at certain properties.  We paid approximately $1.2 million in percentage rent to SNH for the three months ended March 31, 2012 and 2011.

In February 2012, SNH acquired a senior living community with 92 units located in Alabama and we entered into a long term management contract with SNH to manage this community on terms substantially consistent with those that we have previously entered into with SNH for communities that include assisted living units, and added this agreement to our existing management pooling agreement with SNH.

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH.  During the three months ended March 31, 2012, SNH paid us $6.3 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent being increased by approximately $512,000.

For further information regarding our leases and management agreements with SNH, please see Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics and our pharmacies are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt, and our capital expenditures.

During the past four years, weak economic conditions throughout the country have negatively affected our occupancy.  These conditions have impacted many companies both within and outside of our industry and it is unclear when current economic conditions, especially the housing market, may materially improve.  Although many of the services we provide are needs driven, some of those needs may be deferred during recessions; for example, relocating to a senior living community may be delayed when sales of houses are delayed.

At some of our senior living communities Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement”.  Medicare and Medicaid revenues were earned primarily at our SNFs, our two rehabilitation hospitals and our pharmacy operations.  We derived 30.9% and 33.3% of our total revenues from these programs during the three months ended March 31, 2012 and 2011, respectively.

Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $52.8 million and $57.7 million during the three months ended March 31, 2012 and 2011, respectively.  Our net Medicaid revenues from services to senior living community residents and at our rehabilitation hospitals totaled $35.0 million and $34.0 million during the three months ended March 31, 2012 and 2011, respectively.  Our pharmacy revenues from Medicare and Medicaid were $9.2 million and $1.1 million, respectively, during the three months ended March 31, 2012 and $8.8 million and $1.1 million, respectively, during the three months ended March 31, 2011.

Effective October 1, 2011, the Federal Centers for Medicare and Medicaid Services, or CMS, adopted a rule that updates Medicare prospective payment rates for SNFs, which affects the 5,398 skilled nursing units we operate. As discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement”, CMS estimates that the final rule will result in a net reduction of approximately 11.1% in aggregate Medicare payment rates for SNFs in federal fiscal year 2012.  The impact on our SNF Medicare revenues in the three months ended March 31, 2012 was approximately $3.1 million.  We expect the reduction to our Medicare SNF rates in federal fiscal year 2012 to be material and adverse to our future financial results of operations.

Also effective October 1, 2011, CMS adopted a rule that updates Medicare prospective payment rates for inpatient rehabilitation facilities, or IRFs, which affects the two rehabilitation hospitals we operate.  This rule includes an increase in the Medicare payment rates for IRFs that CMS estimates to be approximately 2.2% in federal fiscal year 2012.  However, as discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement”, we estimate that the increase in our rehabilitation hospitals’ Medicare payment rates may be approximately 1.0%. The rule also establishes a new quality reporting program that provides for a 2% reduction in the annual payment update beginning in 2014 for failure to report required quality data to the Secretary of Health and Human Services.  Medicare revenues realized at our IRFs in the year ended December 31, 2011 and the three months ended March 31, 2012, were approximately $68.6 million and $17.3 million, respectively.  The calculation of Medicare rate adjustments applicable at our IRFs is complex and will depend upon patient case mixes. Accordingly, we cannot predict the final impact of the Medicare rate adjustments to our IRF results at this time.

Our Medicare Part B outpatient rehabilitation therapy revenue rates are tied to the Medicare Physician Fee Schedule that was scheduled to be reduced by approximately 27% on February 29, 2012.  Congress recently extended a delay on this reduction until the end of 2012, but the reduction, now scheduled for 2013, would be more than 27%.  If and when this rate reduction takes effect, it may be material and adverse to our future financial results of operations.   Also, Congress recently extended the process to allow medically necessary exceptions to annual caps on Medicare payments for outpatient rehabilitation services to individual patients through the end of 2012.  We cannot predict whether the exception process will be extended beyond that date, but any failure to do so may have a material adverse impact upon our revenues and earnings.

We anticipate that the U.S. Supreme Court may rule in 2012 on the constitutionality of the Patient Protection and Affordable Care Act, or PPACA, which is discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement”.  Various lawsuits have challenged the constitutionality of provisions of PPACA.  The Supreme Court has accepted petitions for review of resulting U.S. Circuit Courts of Appeals decisions on PPACA, and recently heard oral arguments in these cases.  We are unable to predict the impact of a finding that the PPACA is unconstitutional will have on us at this time.

Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.  Also, effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs which had been in effect since October 1, 2008.  We expect the ending of these temporary federal payments, combined with the anticipated slow recovery of state tax revenues, to result in continued difficult state fiscal conditions.  As a result, some state budget deficits likely will increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations.  Similarly, we are unable to predict the impact on us of the insurance changes, payment changes, and healthcare delivery systems changes contained in and to be developed pursuant to PPACA, or the impact the various challenges and potential changes to PPACA may have on its implementation, if it is implemented.  If the changes to be implemented under PPACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs, our future financial results could be materially and adversely affected.

Debt Financings and Covenants

We have a $35.0 million Credit Agreement that matures on March 18, 2013 when all amounts outstanding will be due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of March 31, 2012.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder or upon the occurrence and continuation of certain events of default.  As of March 31, 2012, no amounts were outstanding under our Credit Agreement.  As of March 31, 2012, we believe we were in compliance with all applicable covenants under our Credit Agreement.

On April 13, 2012, we entered into a new $150.0 million secured revolving credit facility with Citibank, N.A. and a syndicate of other lenders.  The maturity date of our New Credit Facility is April 13, 2015, and, subject to the payment of extension fees and meeting certain other conditions, we have options to extend the maturity date for two, one year periods.  The proceeds of our New Credit Facility are available for general business purposes, including the repayment of debt.  We initially borrowed $35.5 million under our New Credit Facility, which was applied, together with cash on hand, to repay in full the $38.0 million principal amount outstanding under the Bridge Loan.

Our New Credit Facility bears interest, at our election, at LIBOR plus 250 basis points or Citibank’s base rate plus 150 basis points.  Borrowings under our New Credit Facility are guaranteed by certain of our subsidiaries and secured by our guarantor subsidiaries’ accounts receivable and related collateral and real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries.  Funds available under our New Credit Facility may be drawn, repaid and redrawn until maturity and there are no scheduled principal payments prior to maturity.  Our New Credit Facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including a change of control of us.  Our New Credit Facility contains a number of financial covenants which generally restrict our ability to incur debts in excess of calculated amounts, require us to maintain a minimum net worth and require us to maintain various financial ratios.

In connection with our New Credit Facility, we amended our existing Credit Agreement to release certain of the guarantor subsidiaries and collateral thereunder, as well as receive the consent of the agent and lenders under our existing Credit Agreement to our New Credit Facility.

In October 2006, we issued $126.5 million principal amount of the Notes.  Our net proceeds from this issuance were approximately $122.6 million.  The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of the Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  We issued these Notes pursuant to an indenture which contains various customary covenants.  As of March 31, 2012, we believe we were in compliance with all applicable covenants of this indenture.

During the three months ended March 31, 2011, we purchased and retired $623,000 par value of the outstanding Notes and recorded a gain of $1,000, net of related unamortized costs, on early extinguishment of debt.  We funded these purchases principally with available cash.  As a result of these purchases and other purchases we made in prior years, $37.3 million in principal amount of the Notes remained outstanding as of March 31, 2012.  In April 2012, we purchased and retired $12.4 million par value of the outstanding Notes and will record a gain of $45,000, net of related unamortized costs, on early extinguishment of debt.  We funded this purchase principally with borrowings under our New Credit Facility and cash on hand.

In May 2011, we entered into the Bridge Loan with SNH pursuant to which SNH agreed to lend us up to $80.0 million to fund a part of the purchase price for our acquisitions of certain assets of the Indiana Communities as described above.  As of March 31, 2012, an aggregate principal amount of $38.0 million was outstanding under the Bridge Loan.  In April 2012, we repaid in full the principal amount outstanding under the Bridge Loan, resulting in termination of the Bridge Loan.

As of March 31, 2012, two of our communities, which we have classified as discontinued operations, were encumbered by HUD insured mortgage notes, one of our communities was encumbered by a FNMA mortgage note and three of our communities were encumbered by FMCC mortgage notes, totaling $47.1 million.  These mortgages contain HUD, FNMA and FMCC standard mortgage covenants.  The weighted average interest rate on these six notes was 6.68% as of March 31, 2012.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039.  As of March 31, 2012, we believe we were in compliance with all applicable covenants under these mortgages.

Off Balance Sheet Arrangements

As of March 31, 2012, we had no off balance sheet arrangements that we expect have had or which we believe would be reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the pledge of certain of our assets, such as accounts receivable, with a carrying value of $21.6 million arising from our operation of 56 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender, FNMA.

Related Person Transactions

We have relationships and historical and continuing transactions with our Directors, our executive officers, SNH, RMR and AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example: we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also Directors or officers of ours or RMR, including SNH, which is our former parent, our largest landlord and our largest stockholder; and AIC, an Indiana insurance company, which we, SNH, RMR and four other companies to which RMR provides management services each currently own approximately 14.3% of, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement and our other filings with the SEC, including Note 15 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such

Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our leases, forms of management agreements and related pooling agreement and Bridge Loan agreement with SNH, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholder agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with SNH, RMR and AIC are on commercially reasonable terms.  We also believe that our relationships with SNH, RMR and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates has not materially changed from December 31, 2011.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Changes in market interest rates affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.   For example based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $47.1 million aggregate principal amount of outstanding mortgage debt and $37.3 million aggregate principal amount of the outstanding Notes on March 31, 2012 would decline by approximately $3.7 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $47.1 million aggregate principal amount of outstanding mortgage debt and $37.3 million aggregate principal amount of the outstanding Notes on March 31, 2012 would increase by approximately $4.0 million.

Our Credit Agreement bears interest at floating rates and matures on March 18, 2013.  As of March 31, 2012, no amounts were outstanding under our Credit Agreement.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates, all other credit market conditions remaining unchanged, would not affect the value of our Credit Agreement but could affect our operating results.  For example, if the maximum amount of $35.0 million were drawn under our Credit Agreement and interest rates above the floor or minimum rate decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $350,000, or $0.01 per share, based on our outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

Our New Credit Facility bears interest at floating rates and matures on April 13, 2015.  As of March 31, 2012, no amounts were outstanding under our New Credit Facility.  We borrow in U.S. dollars and borrowings under our New Credit Facility bear interest, at our election, at LIBOR plus 250 basis points or Citibank N.A.’s base rate plus 150 basis points.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates.  A change in interest rates, all other credit market conditions remaining unchanged, would not affect the value of our New

Credit Facility but could affect our operating results.  For example, if the maximum amount of $150.0 million were drawn under our New Credit Facility and interest rates decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $1.5 million, or $0.03 per share, based on our outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES, REHABILITATION HOSPITALS AND INSTITUTIONAL PHARMACIES PROFITABLY,

•                  OUR ABILITY TO MEET OUR DEBT OBLIGATIONS,

•                  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER RATE SETTING AND REGULATORY REQUIREMENTS,

•                  OUR ABILITY TO MANAGE THOSE SENIOR LIVING COMMUNITIES THAT WE MANAGE ON BEHALF OF THIRD PARTIES,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

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

•                  CHANGES IN MEDICARE AND MEDICAID POLICIES WHICH COULD RESULT IN REDUCED RATES OF PAYMENT OR A FAILURE OF THESE RATES TO COVER OUR COSTS,

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,

•                  COMPETITION WITHIN THE SENIOR LIVING INDUSTRY AND OUR OTHER BUSINESSES,

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS,

•                  MAINTAINING OUR COMMERCIAL ARRANGEMENTS AND RELATIONSHIPS, INCLUDING WITH SNH AND RMR,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE ARE CURRENTLY MANAGING OR HAVE AGREED TO MANAGE TWO COMMUNITIES FOR THE ACCOUNT OF THE CURRENT OWNER PENDING SNH’S ACQUISITION OF THOSE COMMUNITIES AND THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT ARRANGEMENTS WITH SNH SIMILAR TO THOSE CURRENTLY IN EFFECT FOR US TO MANAGE ON BEHALF OF SNH ADDITIONAL SENIOR LIVING COMMUNITIES SNH MAY ACQUIRE IN THE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE THAT SNH WILL ACQUIRE THOSE OR OTHER COMMUNITIES THAT WE WOULD MANAGE ON SNH’S ACCOUNT OR THAT WE AND SNH WOULD ENTER INTO ANY SUCH ADDITIONAL MANAGEMENT ARRANGEMENTS,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAD $26.6 MILLION OF CASH AND CASH EQUIVALENTS AT MARCH 31, 2012, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR CREDIT AGREEMENT AT THAT DATE, THAT WE HAVE SUBSEQUENTLY ENTERED INTO OUR NEW CREDIT FACILITY AND THAT WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND INTEND TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH; ALL OF WHICH MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY.  HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•                  OUR RESIDENTS AND PATIENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS AND INCREASED RELIANCE ON GOVERNMENT AND OTHER PAYERS,

•                  WE INTEND TO OPERATE OUR REHABILITATION HOSPITALS AND PHARMACIES PROFITABLY.  HOWEVER, WE HAVE HISTORICALLY EXPERIENCED LOSSES FROM THESE OPERATIONS AND WE MAY BE UNABLE TO OPERATE THESE BUSINESSES PROFITABLY,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR CREDIT AGREEMENT AND UNDER OUR NEW CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

•                  THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR NEW CREDIT FACILITY AND CREDIT AGREEMENT ARE SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF THE PROPERTIES SECURING OUR NEW CREDIT FACILITY AND THE VALUE OF OUR ACCOUNTS RECEIVABLES AND INVENTORY SECURING OUR CREDIT AGREEMENT.  ACCORDINGLY, THE AVAILABILITY OF BORROWINGS UNDER

OUR NEW CREDIT FACILITY AND OUR CREDIT AGREEMENT AT ANY TIME MAY BE LESS THAN $150.0 MILLION AND $35.0 MILLION, RESPECTIVELY,

•                  THIS QUARTERLY REPORT ON FORM 10-Q DISCUSSES THE INTEREST TO BE PAID ON DRAWINGS UNDER OUR CREDIT AGREEMENT AND UNDER OUR NEW CREDIT FACILITY.  HOWEVER, ACTUAL ANNUAL COSTS UNDER OUR CREDIT AGREEMENT AND UNDER OUR NEW CREDIT FACILITY WILL BE HIGHER THAN THE INTEREST RATES DESCRIBED HEREIN BECAUSE OF OTHER CUSTOMARY FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT AGREEMENT AND OUR NEW CREDIT FACILITY,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE PROPERTY INSURANCE PURSUANT TO A PROGRAM ARRANGED BY AIC THAT WE EXPECT TO RENEW, AS IT MAY BE MODIFIED, IN JUNE 2012.  IN FACT, WE MAY NOT RENEW THIS INSURANCE PROGRAM, OR IF WE DO, THE TERMS, INCLUDING COSTS TO US, MAY CHANGE SIGNIFICANTLY, AND, AS A RESULT, WE MAY INCUR INCREASED COSTS TO OBTAIN INSURANCE OR THE COVERAGE UNDER ANY SUCH RENEWED OR NEW PROGRAM OR POLICY MAY BE REDUCED FROM CURRENT LEVELS,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE CONTINUE TO MARKET FOR SALE TWO SNFs THAT WE OWN LOCATED IN MICHIGAN AND THAT WE AND SNH ARE IN THE PROCESS OF SELLING AN ASSISTED LIVING COMMUNITY IN PENNSYLVANIA THAT WE LEASE FROM SNH.  WE AND SNH MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR RELATIONSHIPS WITH SNH, RMR AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION AFFECTING OUR BUSINESS, CHANGES IN OUR REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE at WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II.  Other Information

Item 6.  Exhibits

3.1

Composite Copy of Articles of Amendment and Restatement of the Company, dated as of December 5, 2001, as amended to date. (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

3.2

Articles Supplementary, as corrected by Certificate of Correction, dated as of March 19, 2004. (Incorporated by reference to our Form 8-A dated March 19, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively.)

3.3	Amended and Restated Bylaws of the Company, adopted February 14, 2012. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011.)

4.1	Form of Common Share Certificate. (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.2	Rights Agreement, dated as of March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to our Current Report on Form 8-K dated March 10, 2004.)

4.3

Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to our Current Report on Form 8-K dated December 13, 2004.)

10.1

Credit Agreement, dated as of April 13, 2012, among Five Star Quality Care, Inc., the Guarantors named therein, Citibank, N.A. and the other parties thereto. (Incorporated by reference to our Current Report on Form 8-K dated April 13, 2012).

10.2

Amendment and Consent under Credit and Security Agreement, dated as of April 13, 2012, among Five Star Quality Care, Inc., the Guarantors named therein, Jefferies Finance LLC, Jefferies Group, Inc. and the other parties thereto. (Incorporated by reference to our Current Report on Form 8-K dated April 13, 2012).

10.3	Representative form of Indemnification Agreement. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)

101.1

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Income, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.  (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: May 1, 2012

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 1, 2012