Form 10-Q
period 2012-06-30
FIVE STAR QUALITY CARE INC
filed 2012-08-01
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of registrant’s shares of common stock, $.01 par value, outstanding as of July 31, 2012: 47,927,432.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2012

As used herein the terms “we”, “us” and “our” refer to Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise noted.

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$23,635	$28,374
Accounts receivable, net of allowance of $4,348 and $4,703 at June 30, 2012 and December 31, 2011, respectively	63,130	64,265
Investments in available for sale securities, of which $5,851 and $5,905 are restricted as of June 30, 2012 and December 31, 2011, respectively	14,993	9,114
Restricted cash	6,507	4,838
Prepaid expenses and other current assets	22,073	26,250
Assets of discontinued operations	8,401	8,675
Total current assets	138,739	141,516

Property and equipment, net	337,836	335,256
Equity investment in Affiliates Insurance Company	5,408	5,291
Restricted cash	6,313	4,092
Restricted investments in available for sale securities	11,299	13,115
Goodwill and other intangible assets	31,857	33,079
Other long term assets	50,233	51,128
	$581,685	$583,477
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility, secured, principally by real estate	$37,500	$—
Revolving credit facility, secured, principally by accounts receivable	—	—
Accounts payable	24,766	23,899
Accrued expenses	23,742	21,705
Accrued compensation and benefits	45,388	39,704
Due to related persons	15,956	18,659
Mortgage notes payable	1,060	1,027
Bridge loan from Senior Housing Properties Trust	—	38,000
Accrued real estate taxes	11,378	11,505
Security deposit liability	10,033	10,606
Other current liabilities	17,421	15,745

Liabilities of discontinued operations, of which $7,619 and $7,690 relate to mortgage notes payable at June 30, 2012 and December 31, 2011, respectively	8,491	8,481
Total current liabilities	195,735	189,331

Long term liabilities:
Mortgage notes payable	38,175	38,714
Convertible senior notes	24,872	37,282
Continuing care contracts	1,838	2,045
Accrued self insurance obligations	28,296	28,496
Other long term liabilities	6,800	7,415
Total long term liabilities	99,981	113,952

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01; 47,927 and 47,899 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	479	479
Additional paid in capital	353,309	352,819
Accumulated deficit	(69,575)	(74,582)
Cumulative other comprehensive income	1,756	1,478
Total shareholders’ equity	285,969	280,194
	$581,685	$583,477

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Senior living revenue	$278,076	$265,387	$554,296	$528,041
Rehabilitation hospital revenue	26,386	26,337	53,173	51,962
Institutional pharmacy revenue	17,232	19,573	35,853	38,910
Management fee revenue	1,302	25	2,390	25
Reimbursed costs incurred on behalf of managed communities	26,098	562	49,503	562
Total revenues	349,094	311,884	695,215	619,500

Operating expenses:
Senior living wages and benefits	136,618	133,079	274,992	262,840
Other senior living operating expenses	66,242	61,473	133,204	124,453
Costs incurred on behalf of managed communities	26,098	562	49,503	562
Rehabilitation hospital expenses	23,872	23,445	47,991	47,498
Institutional pharmacy expenses	17,258	18,642	36,008	37,531
Rent expense	50,297	47,841	100,524	95,340
General and administrative	15,389	14,154	30,844	27,824
Depreciation and amortization	6,709	4,616	13,025	8,921
Total operating expenses	342,483	303,812	686,091	604,969

Operating income	6,611	8,072	9,124	14,531

Interest and other income	246	331	463	649
Interest and other expense	(1,605)	(870)	(3,031)	(1,371)
Acquisition related costs	—	(1,202)	—	(1,304)
Equity in income of Affiliates Insurance Company	76	46	121	83
Gain on settlement	3,365	—	3,365	—
Gain on early extinguishment of debt	45	—	45	1
Gain (loss) on sale of available for sale securities reclassified from other comprehensive income	—	51	(1)	127

Income from continuing operations before income taxes	8,738	6,428	10,086	12,716
Provision for income taxes	(3,807)	(441)	(4,409)	(820)
Income from continuing operations	4,931	5,987	5,677	11,896
Loss from discontinued operations	(293)	(791)	(670)	(2,567)

Net income	$4,638	$5,196	$5,007	$9,329

Weighted average shares outstanding - basic	47,914	37,179	47,906	36,602

Weighted average shares outstanding - diluted	49,953	40,046	47,906	39,481

Basic income per share from:
Continuing operations	$0.10	$0.16	$0.12	$0.33
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.07)
Net income per share - basic	$0.09	$0.14	$0.11	$0.26

Diluted income per share from:
Continuing operations	$0.10	$0.16	$0.12	$0.32
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.07)
Net income per share - diluted	$0.09	$0.14	$0.11	$0.25

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$4,638	$5,196	$5,007	$9,329
Other comprehensive income
Unrealized gain on investments in available for sale securities	94	322	281	803
Less: Realized (gain) loss on investments in available for sale securities reclassified and included in net income	—	(51)	1	(127)
Unrealized (loss) gain on equity investment in Affiliates Insurance Company	(3)	39	(4)	43
Other comprehensive income	91	310	278	719
Comprehensive income	$4,729	$5,506	$5,285	$10,048

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$5,007	$9,329
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,025	8,921
Gain on early extinguishment of debt	(45)	(1)
Loss from discontinued operations	670	2,567
Loss (gain) on sale of available for sale securities	1	(127)
Equity in income of Affiliates Insurance Company	(121)	(83)
Stock-based compensation	490	464
Provision for losses on receivables	2,651	4,266
Changes in assets and liabilities:
Accounts receivable	(1,516)	(2,451)
Prepaid expenses and other assets	4,747	172
Accounts payable and accrued expenses	2,904	(789)
Accrued compensation and benefits	5,684	9,099
Due to related persons	(2,703)	(424)
Other current and long term liabilities	(46)	502
Cash provided by operating activities	30,748	31,445

Net cash used in discontinued operations	(316)	(2,365)

Cash flows from investing activities:
Acquisition of property and equipment	(28,478)	(30,052)
Acquisition of senior living communities, net of working capital assumed	—	(53,486)
Payments from restricted cash and investment accounts, net	(3,890)	(2,419)
Purchase of available for sale securities	(4,554)	—
Proceeds from disposition of property and equipment held for sale	14,093	15,322
Proceeds from sale of available for sale securities	772	1,281
Cash used in investing activities	(22,057)	(69,354)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	54,350
Proceeds from borrowings on credit facilities	47,500	12,000
Repayments of borrowings on credit facilities	(10,000)	(12,000)
Proceeds from borrowings on bridge loan from Senior Housing Properties Trust	—	41,000
Repayments of borrowings on bridge loan from Senior Housing Properties Trust	(38,000)	(32,000)
Purchase and retirement of convertible senior notes	(12,038)	(604)
Repayments of mortgage notes payable	(576)	(84)
Cash (used in) provided by financing activities	(13,114)	62,662

Change in cash and cash equivalents during the period	(4,739)	22,388
Cash and cash equivalents at beginning of period	28,374	20,770
Cash and cash equivalents at end of period	$23,635	$43,158

Supplemental cash flow information:
Cash paid for interest	$2,751	$1,195
Cash paid for income taxes	$1,235	$1,042

Non-cash activities:
Issuance of common stock	$114	$298
Real estate acquisition	$—	$(19,952)
Assumption of mortgage notes payable	$—	$19,952

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of June 30, 2012, we operated 247 senior living communities located in 30 states containing 27,497 living units, including 209 primarily independent and assisted living communities with 24,074 living units and 38 SNFs with 3,423 living units.  As of June 30, 2012, we owned and operated 31 communities (2,954 living units), we leased and operated 191 communities (20,805 living units) and we managed 25 communities (3,738 living units).  Our 247 senior living communities included 8,838 independent living apartments, 13,196 assisted living suites and 5,463 skilled nursing units.  Two SNFs owned and operated by us containing 271 living units and one assisted living community leased from Senior Housing Properties Trust or its subsidiaries, or SNH, and operated by us containing 103 living units that we have classified as discontinued operations are excluded from all the preceding data in this paragraph.

We also lease and operate two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and at three satellite locations.  In addition, we lease and operate 13 outpatient clinics affiliated with these rehabilitation hospitals.  We also own and operate five institutional pharmacies.  On July 6, 2012, we entered into an agreement, or the Purchase Agreement, to sell our pharmacy business to Omnicare, Inc. and certain of its subsidiaries, or Omnicare (see Note 15).

Note 2. Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30, 2012	December 31, 2011
Land	$21,339	$21,339
Buildings and improvements	275,714	272,384
Furniture, fixtures and equipment	104,223	97,205
	401,276	390,928
Accumulated depreciation	(63,440)	(55,672)
	$337,836	$335,256

As of June 30, 2012 and December 31, 2011, we had assets of $8,354 and $7,076, respectively, included in our property and equipment that we intend to sell to SNH for increased rent pursuant to the terms of our leases with SNH; however, we are not obligated to make these sales and SNH is not obligated to purchase the property and equipment.

Note 3.  Financial Data by Segment

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.  In the senior living community segment, we operate for our own account and manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents.  Our rehabilitation hospital segment provides inpatient rehabilitation services to patients

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

at two hospital locations and at three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business.  Consequently, we report our institutional pharmacy revenues and expenses as separate items within our corporate and other activities.  On July 6, 2012, we entered into the Purchase Agreement to sell our pharmacy business to Omnicare (see Note 15). All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which operates in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit for our two reportable segments excludes interest and other income, interest and other expense, provision for income taxes, equity in income of Affiliates Insurance Company, or AIC, gains on settlement of litigation, sales of securities, and corporate income and expenses.

Our revenues by segment and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations for the three and six months ended June 30, 2012 and 2011 are as follows:

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended June 30, 2012
Segment revenues:
Senior living, rehabilitation hospital and institutional pharmacy revenues	$278,076	$26,386	$17,232	$321,694
Management fee revenue	1,302	—	—	1,302
Reimbursed costs incurred on behalf of managed communities	26,098	—	—	26,098
Total segment revenues	305,476	26,386	17,232	349,094

Segment expenses:
Operating expenses	202,860	23,872	17,258	243,990
Costs incurred on behalf of managed communities	26,098	—	—	26,098
Rent expense	47,641	2,656	—	50,297
Depreciation and amortization	5,770	53	886	6,709
Total segment expenses	282,369	26,581	18,144	327,094

Segment operating profit (loss)	23,107	(195)	(912)	22,000
General and administrative expenses(2)	—	—	(15,389)	(15,389)
Operating income (loss)	23,107	(195)	(16,301)	6,611
Interest and other income	19	—	227	246
Interest and other expense	(599)	—	(1,006)	(1,605)
Equity in income of Affiliates Insurance Company	—	—	76	76
Gain on settlement	—	—	3,365	3,365
Gain on sale of available for sale securities	—	—	45	45
Provision for income taxes	—	—	(3,807)	(3,807)
Income (loss) from continuing operations	$22,527	$(195)	$(17,401)	$4,931

Total Assets as of June 30, 2012	$486,428	$15,216	$80,041	$581,685

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Three months ended June 30, 2011
Segment revenues:
Senior living, rehabilitation hospital and institutional pharmacy revenues	$265,387	$26,337	$19,573	$311,297
Management fee revenue	25	—	—	25
Reimbursed costs incurred on behalf of managed communities	562	—	—	562
Total segment revenues	265,974	26,337	19,573	311,884

Segment expenses:
Operating expenses	194,552	23,445	18,642	236,639
Costs incurred on behalf of managed communities	562	—	—	562
Rent expense	45,261	2,580	—	47,841
Depreciation and amortization	3,762	44	810	4,616
Total segment expenses	244,137	26,069	19,452	289,658

Segment operating profit	21,837	268	121	22,226
General and administrative expenses(2)	—	—	(14,154)	(14,154)
Operating profit (loss)	21,837	268	(14,033)	8,072
Interest and other income	19	—	312	331
Interest and other expense	(215)	—	(655)	(870)
Acquisition related costs	—	—	(1,202)	(1,202)
Equity in income of Affiliates Insurance Company	—	—	46	46
Gain on sale of available for sale securities	—	—	51	51
Provision for income taxes	—	—	(441)	(441)
Income (loss) from continuing operations	$21,641	$268	$(15,922)	$5,987

(1)                  Corporate and Other includes operations that we do not consider a material, separately reportable segment of our business and income and expenses that are not attributable to a reportable specific segment.

(2)                  General and administrative expenses are not attributable to a specific reportable segment and include items such as corporate payroll and benefits and expenses of our home office activities.

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Six months ended June 30, 2012
Segment revenues:
Senior living, rehabilitation hospital and institutional pharmacy revenues	$554,296	$53,173	$35,853	$643,322
Management fee revenue	2,390	—	—	2,390
Reimbursed costs incurred on behalf of managed communities	49,503	—	—	49,503
Total segment revenues	606,189	53,173	35,853	695,215

Segment expenses:
Operating expenses	408,196	47,991	36,008	492,195
Costs incurred on behalf of managed communities	49,503	—	—	49,503
Rent expense	95,252	5,272	—	100,524
Depreciation and amortization	11,151	105	1,769	13,025
Total segment expenses	564,102	53,368	37,777	655,247

Segment operating profit (loss)	42,087	(195)	(1,924)	39,968
General and administrative expenses(2)	—	—	(30,844)	(30,844)
Operating income (loss)	42,087	(195)	(32,768)	9,124
Interest and other income	39	—	424	463
Interest and other expense	(1,206)	—	(1,825)	(3,031)
Equity in income of Affiliates Insurance Company	—	—	121	121
Gain on settlement	—	—	3,365	3,365
Gain on early extinguishment of debt	—	—	45	45
Loss on sale of available for sale securities	—	—	(1)	(1)
Provision for income taxes	—	—	(4,409)	(4,409)
Income (loss) from continuing operations	$40,920	$(195)	$(35,048)	$5,677

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Senior Living Communities	Rehabilitation Hospitals	Corporate and Other(1)	Total
Six months ended June 30, 2011
Segment revenues:
Senior living, rehabilitation hospital and institutional pharmacy revenues	$528,041	$51,962	$38,910	$618,913
Management fee revenue	25	—	—	25
Reimbursed costs incurred on behalf of managed communities	562	—	—	562
Total segment revenues	528,628	51,962	38,910	619,500

Segment expenses:
Operating expenses	387,293	47,498	37,531	472,322
Costs incurred on behalf of managed communities	562	—	—	562
Rent expense	90,179	5,161	—	95,340
Depreciation and amortization	7,235	86	1,600	8,921
Total segment expenses	485,269	52,745	39,131	577,145

Segment operating profit (loss)	43,359	(783)	(221)	42,355
General and administrative expenses(2)	—	—	(27,824)	(27,824)
Operating income (loss)	43,359	(783)	(28,045)	14,531
Interest and other income	68	—	581	649
Interest and other expense	(214)	—	(1,157)	(1,371)
Acquisition related costs	—	—	(1,304)	(1,304)
Equity in income of Affiliates Insurance Company	—	—	83	83
Gain on early extinguishment of debt	—	—	1	1
Gain on sale of available for sale securities	—	—	127	127
Provision for income taxes	—	—	(820)	(820)
Income (loss) from continuing operations	$43,213	$(783)	$(30,534)	$11,896

(1)                  Corporate and Other includes operations that we do not consider a material, separately reportable segment of our business and income and expenses that are not attributable to a reportable specific segment.

(2)                  General and administrative expenses are not attributable to a specific reportable segment and include items such as corporate payroll and benefits and expenses of our home office activities.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other intangible assets from January 1, 2012 to June 30, 2012 are as follows:

	Senior Living Communities(1)	Corporate and Other(2)	Total
Balance as of January 1, 2012	$29,413	$3,666	$33,079

Amortization of intangibles	(1,041)	(181)	(1,222)

Balance as of June 30, 2012	$28,372	$3,485	$31,857

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

(1)             The goodwill and other intangible assets balance in our Senior Living Communities segment relate to management agreements and trademarks we acquired in connection with a lease we entered into with SNH in 2009, goodwill and resident agreements we acquired in connection with our purchase of six senior living communities located in Indiana (See Note 8) and goodwill of $10,988 we recorded in connection with our senior living community acquisitions in previous years.

(2)             Intangible assets in our Corporate and Other segment relate to customer agreements we acquired in connection with our pharmacy acquisitions.

Note 5.  Income Taxes

During the fourth quarter of 2011 we evaluated the realizability of our net deferred tax assets, which include, among other things, our net operating losses, or NOL, and tax credits, and determined that it is more likely than not that we will realize the benefit of our deferred tax assets.  As a result, we realized in the fourth quarter of 2011, the full amount of the valuation allowance we had previously maintained against these deferred tax assets of $52,111.  For the six months ended June 30, 2012, we recognized tax expense from continuing operations of $4,409.  We also recognized a tax benefit from discontinued operations of $505.  Our effective income tax rate increased during the six months ended June 30, 2012 to 43.7% compared to 8.4% in the prior year period primarily because our previous rate had been reduced from the statutory rate due to the full utilization of the previously maintained valuation allowance against our NOL carry forwards.  As of December 31, 2011, our federal NOL carry forward, which begins to expire in 2025 if unused, was approximately $100,710, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $6,820.  Our NOL carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

We do not currently recognize the benefit of certain deferred tax assets related to capital losses because we have not historically been able to demonstrate that it is more likely than not we will realize such benefit.  As further described in Note 15, on July 6, 2012, we entered into the Purchase Agreement to sell our pharmacy business to Omnicare.  If that sale is completed, we expect to recognize a capitalized gain that would be sufficient an amount to allow us to realize the benefit of these deferred tax assets as an income tax benefit in our consolidated statement of income.

Note 6.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three and six months ended June 30, 2012 and 2011 using the weighted average number of shares outstanding during the periods.  Diluted EPS for the periods ended June 30, 2012 and 2011 reflects additional shares of our common stock, $.01 par value per share, or our common shares, related to our convertible senior notes due in 2026, or the Notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include 556 and 512 unvested common shares as of June 30, 2012 and 2011, respectively, issued to our officers and others under our equity compensation plan, or our Share Award Plan.  Unvested shares issued under our Share Award Plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

The following table provides a reconciliation of income from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended June 30,
	2012			2011
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$4,931	47,914	$0.10	$5,987	37,179	$0.16
Effect of the Notes	149	2,039		335	2,867
Diluted income from continuing operations	$5,080	49,953	$0.10	$6,322	40,046	$0.16

Diluted loss from discontinued operations	$(293)	49,953	$(0.01)	$(791)	40,046	$(0.02)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2012			2011
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$5,677	47,906	$0.12	$11,896	36,602	$0.33
Effect of the Notes	—	—		668	2,879
Diluted income from continuing operations	$5,677	47,906	$0.12	$12,564	39,481	$0.32

Diluted loss from discontinued operations	$(670)	47,906	$(0.01)	$(2,567)	39,481	$(0.07)

Note 7.  Fair Values of Assets and Liabilities

The information below presents the assets and liabilities that are measured at fair value on a recurring and non recurring basis at June 30, 2012, categorized by the level of inputs used in the valuation of each asset and liability.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Long lived assets held for sale (1)	$8,354	$—	$8,354
Long lived assets of discontinued operations (2)	8,401	—	8,401
Cash equivalents (3)	19,636	19,636	—
Available for sale securities (4)
Equity securities
Financial services industry	6,661	6,661	—
REIT industry	498	498	—
Other	263	263	—
Total equity securities	7,422	7,422	—
Debt securities
International bond fund	2,297	2,297	—
High yield fund	2,007	2,007
Industrial bonds	7,212	7,212	—
Government bonds	5,501	5,501	—
Financial bonds	980	980	—
Other	873	873	—
Total debt securities	18,870	18,870	—
Total available for sale securities	26,292	26,292	—

Total	$62,683	$45,928	$16,755

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

(4) Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $14,993 and $11,299, respectively, at June 30, 2012.  We estimate the fair value of our available for sale investments by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.  In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.

Our investments in available for sale securities had amortized costs of $24,608 and $20,827 as of June 30, 2012 and December 31, 2011, respectively, had unrealized gains of $1,887 and $1,586 as of June 30, 2012 and December 31, 2011, respectively, and had unrealized losses of $203 and $185 as of June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012, 11 of the securities we hold are in a loss position that has ranged from two to 14 months.  Since these securities have not been in a loss period for an extended period of time, we do not believe these securities are impaired.  During the six months ended June 30, 2012, we received gross proceeds of $772 in connection with the sales of available for sale securities and recorded gross realized gains totaling $2 and gross realized losses totaling $3.

During the six months ended June 30, 2012, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2012.

The carrying values of accounts receivable, available for sale securities, accounts payable, mortgage notes payable and the bridge loan from SNH, or the Bridge Loan (see Note 9), approximate fair value as of June 30, 2012 and December 31, 2011.  The carrying value and fair value of the Notes was $24,872 and $23,970, respectively, as of June 30, 2012 and $37,282 and $33,181, respectively, as of December 31, 2011 and are categorized in level one of the fair value hierarchy in their entirety.  We estimate the fair value of the Notes using quoted market data for these securities. We measured the fair value of our equity investment in AIC, which is an Indiana insurance company that we currently own in equal proportions as the other seven shareholders of that company (see Note 11), categorized in level two of the fair hierarchy in its entirety, by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

Note 8.  Acquisitions

In May 2011, we agreed to purchase certain assets of six senior living communities located in Indiana, or the Indiana Communities, containing 738 living units for a total purchase price, excluding closing costs, of $122,760.  The Indiana Communities primarily offer independent and assisted living services, which are currently primarily paid by residents from their private resources.  During 2011, we completed our acquisitions of the assets of the Indiana Communities and funded the acquisitions with proceeds of a public offering, or the Public Offering, of our common shares, proceeds of the Bridge Loan, by assuming approximately $19,260 of mortgage notes secured by three of the Indiana Communities, by assuming net working capital liabilities of the Indiana Communities and with cash on hand.

We completed the purchase accounting of the fair value of the assets acquired after we considered the results from a third party valuation report, and, as a result, made adjustments to property and equipment, goodwill and other intangible assets.  The amounts previously reported as of December 31, 2011 that have been restated to reflect these adjustments, are as follows:

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	As of December 31, 2011
	Preliminary Amounts Recorded	Measurement Period Adjustment	Revised Amounts Recorded
Land	$4,715	$(510)	$4,205
Building and improvements	106,240	(15,200)	91,040
Furniture, fixtures and equipment	11,805	(2,099)	9,706
Property and equipment	$122,760	$(17,809)	$104,951

Goodwill related to home health services	$—	$14,565	$14,565

Other intangible assets related to resident agreements	$—	$3,244	$3,244

For the six months ended June 30, 2011 we incurred $1,304 in acquisition related costs.  These costs include transaction closing costs, professional fees (legal and accounting) and other acquisition related expenses.

Note 9.  Indebtedness

We have a $35,000 revolving secured line of credit, or our Credit Agreement, that matures on March 18, 2013 when all amounts outstanding will be due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of June 30, 2012.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us.  As of June 30, 2012, no amounts were outstanding under our Credit Agreement. As of June 30, 2012, we believe we were in compliance with all applicable covenants under our Credit Agreement. We incurred interest expense and other associated costs related to our Credit Agreement of $287 and $216 for the three months ended June 30, 2012 and 2011, respectively, and $463 and $363 for the six months ended June 30, 2012 and 2011, respectively.

In April 2012, we entered into a new $150,000 secured revolving credit facility with a syndicate of lenders, or our New Credit Facility, which is in addition to our Credit Agreement.  The maturity date of our New Credit Facility is April 13, 2015, and, subject to the payment of extension fees and meeting certain other conditions, we have options to extend the maturity date for two, one year periods.  The proceeds of our New Credit Facility are available for general business purposes, including the repayment of debt.

Our New Credit Facility bears interest, at our election, at LIBOR plus 250 basis points or a base rate plus 150 basis points.  Borrowings under our New Credit Facility are guaranteed by certain of our subsidiaries and secured by real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral.  Funds available under our New Credit Facility may be drawn, repaid and redrawn until maturity and there are no scheduled principal payments prior to maturity.  Our New Credit Facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including a change of control of us.  Our New Credit Facility contains a number of financial covenants which generally restrict our ability to incur debts in excess of calculated amounts, require us to maintain a minimum net worth and require us to maintain various financial ratios.  As of June 30, 2012, $37,500 was outstanding under our New Credit Facility.  As of June 30, 2012, we believe we were in compliance with all applicable covenants under our New Credit Facility.  We incurred interest expense and other associated costs related to our New Credit Facility of $416 for the three and six months ended June 30, 2012.

In May 2011, we entered into the Bridge Loan agreement with SNH under which SNH agreed to lend us up to $80,000 to fund a part of the purchase price for our acquisitions of certain assets of the Indiana Communities.  During 2011, we

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

completed our acquisitions of the assets of the Indiana Communities and, in connection with the acquisitions, borrowed $80,000 under the Bridge Loan.  During 2011, we repaid $42,000 of this advance with proceeds from the Public Offering and cash generated by operations.  In April 2012, we repaid in full the principal amount then outstanding under the Bridge Loan, resulting in termination of the Bridge Loan.  We funded the repayments of the Bridge Loan with borrowings under our New Credit Facility and cash on hand.  We incurred interest expense and other associated costs related to the Bridge Loan of $39 and $314 for the three and six months ended June 30, 2012.

In October 2006, we issued $126,500 principal amount of the Notes.  Our net proceeds from this issuance were approximately $122,600.  The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  Interest expense and other associated costs related to the Notes were $264 and $382 for the three months ended June 30, 2012 and 2011, respectively, and $631 and $736 for the six months ended June 30, 2012 and 2011, respectively.  We issued the Notes pursuant to an indenture which contains various customary covenants.  As of June 30, 2012, we believe we were in compliance with all applicable covenants of the indenture governing the Notes.

During the six months ended June 30, 2012, we purchased and retired $12,410 par value of the outstanding Notes and recorded a gain of $45, net of related unamortized costs, on early extinguishment of debt included in interest and other income.  We funded this purchase principally with borrowings under our New Credit Facility and cash on hand.  During the six months ended June 30, 2011, we purchased and retired $623 par value of the outstanding Notes and recorded a gain of $1, net of related unamortized costs, on early extinguishment of debt included in interest and other income.  We funded this purchase principally with cash on hand.  As a result of these purchases and other purchases we made in prior years, $24,872 in principal amount of the Notes remain outstanding.  We may purchase additional outstanding principal amounts of the Notes from time to time.

At June 30, 2012, six of our senior living communities were encumbered by mortgage notes totaling $46,854: (1) two of our communities, which we have classified as discontinued operations, were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgage notes; (2) one of our communities was encumbered by a Federal National Mortgage Associate, or FNMA, mortgage note and; (3) three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes.  These mortgages contain HUD, FNMA and FMCC standard mortgage covenants.  We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.  The weighted average interest rate on these notes was 6.68% as of June 30, 2012.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039.  We incurred mortgage interest expense, including premium amortization, of $708 and $325 for the three months ended June 30, 2012 and 2011, respectively, and $1,425 and $437 for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, we believe we were in compliance with all applicable covenants under these mortgages.

Note 10. Off Balance Sheet Arrangements

We have pledged certain of our assets, such as accounts receivable, with a carrying value as of June 30, 2012, of $22,270 arising from our operation of 56 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender, FNMA.  As of June 30, 2012, we had no other off balance sheet arrangements that have had or that

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 11. Related Person Transactions

We were formerly a 100% owned subsidiary of SNH.  In 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders.  SNH is our largest stockholder and, as of the date of this report, SNH owned 4,235 of our common shares, or approximately 8.8% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is also a managing trustee of SNH.  Mr. Portnoy’s son, Mr. Adam Portnoy, serves as a managing trustee of SNH.  SNH is our largest landlord and we manage several senior living communities for SNH.  As of June 30, 2012, we leased 188 senior living communities (including one that we have classified as discontinued operations) and two rehabilitation hospitals from SNH and managed 24 senior living communities for the account of SNH.

Under our leases with SNH, we generally pay SNH rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Our total minimum annual rent payable to SNH under those leases as of June 30, 2012 was $196,371, excluding percentage rent.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization, was $49,920 and $47,803 for the three months ended June 30, 2012 and 2011, respectively, and $99,723 and $95,531 for the six months ended June 30, 2012 and 2011, respectively.  During the six months ended June 30, 2012, pursuant to the terms of our existing leases with SNH, we sold $14,093 of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $1,137.

We began managing communities for SNH’s account in June 2011 in connection with SNH’s acquisition of certain senior living communities at that time.  Since that time, we have begun managing additional communities that SNH has acquired.  We manage the SNH managed communities pursuant to long term management agreements.  We and SNH have entered into a pooling agreement that combines our management agreements with SNH.  The pooling agreement aggregates the determinations of fees and expenses of the various communities that are subject to that pooling agreement, including determination of our incentive fees and SNH’s return of its invested capital.  We earned management fee revenue of $1,080 and $2,148, respectively, for the three and six months ended June 30, 2012, and $25 for the three and six months ended June 30, 2011, with respect to the communities we manage for the account of SNH.  We expect that we may enter into additional management arrangements with SNH for senior living communities that SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH, including, as further disclosed below, with respect to 10 senior living communities SNH is currently leasing to Sunrise Senior Living, Inc., or Sunrise.  Our management of those 10 communities is subject to conditions and may not occur.  Also, there can be no assurances that we will manage any additional senior living communities for SNH’s account in the future.

In May 2012, we and SNH entered into an operations transfer agreement, or the Operations Transfer Agreement, with Sunrise.  Pursuant to the Operations Transfer Agreement, SNH and Sunrise agreed to accelerate the December 31, 2013 termination date of Sunrise’s leases for 10 senior living communities, or the 10 Communities, owned by SNH, and we agreed to begin to operate the 10 Communities as a manager for SNH’s account, pursuant to long term management agreements.  The Operations Transfer Agreement provides that these transactions will occur when we and SNH have obtained regulatory approvals to operate the applicable 10 Communities.  We expect the long term management agreements with SNH for each of the 10 Communities will be on terms substantially similar to the management agreements previously entered into between us and SNH for communities that include assisted living units and which are owned by SNH and managed by us, and may be included in our pooling agreement with SNH for managed communities.

In May 2012, we entered into a long term management agreement with SNH, on terms substantially consistent with the terms of our other management agreements that we have previously entered into with SNH for communities that include assisted living units, to manage for SNH’s account a senior living community in South Carolina with 59 assisted living units, which community we had been managing for the prior owner’s account pending SNH’s acquisition.  Also, in July 2012, we entered into a long term management agreement with SNH, on terms substantially consistent with the terms of our other management agreements that we have previously entered into with SNH for communities that include assisted

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

living units, to manage for SNH’s account a senior living community in South Carolina with 232 units, which community we had previously been managing for the prior owner’s account pending SNH’s acquisition.

As discussed above in Note 8 and Note 9, in May 2011, we and SNH entered into the Bridge Loan, under which SNH agreed to lend us up to $80,000 to help fund our purchase of the Indiana Communities.  In April 2012, we repaid in full the then outstanding principal amount under the Bridge Loan, resulting in termination of the Bridge Loan.  We incurred interest expense on the Bridge Loan of $39 and $314, respectively, for the three and six months ended June 30, 2012, and $58 for the three and six months ended June 30, 2011, which amounts are included in interest and other expense in our condensed consolidated statement of income.

Reit Management & Research LLC, or RMR, provides us with certain business management and shared services under a business management and shared services agreement, or our business management agreement.  RMR also provides management services to SNH.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Director, Mr. Gerard Martin, is a director of RMR.  Our President and Chief Executive Officer and our Treasurer and Chief Financial Officer are officers of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner, President, Chief Executive Officer and a director of RMR and serves as a managing trustee of SNH.  SNH’s executive officers are officers of RMR and SNH’s president and chief operating officer is a director of RMR.  Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and his son serves as a managing trustee of a majority of those companies.  Pursuant to our business management agreement with RMR, we incurred expenses of $3,285 and $2,840 for the three months ended June 30, 2012 and 2011, respectively, and $6,578 and $5,647 for the six months ended June 30, 2012 and 2011, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statement of income.  We lease our headquarters from an affiliate of RMR for annual rent of approximately $730.  We incurred rent of $183 and $268 for the three months ended June 30, 2012 and 2011, respectively, and $365 and $535 for the six months ended June 30, 2012 and 2011, respectively, which amounts include rent for an office space lease we had with an affiliate of RMR during the six months ended June 30, 2011.  In connection with these leases we incurred utilities expense and real estate taxes of $172 and $32 for the three months ended June 30, 2012 and 2011, respectively, and $344 and $64 for the six months ended June 30, 2012 and 2011.

We, SNH, RMR and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company.  One of those five other companies became a shareholder of AIC during the quarter ended June 30, 2012.  All of our Directors and nearly all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  We recognized income of $76 and $46 for the three months ended June 30, 2012 and 2011, respectively, and $121 and $83 for the six months ended June 30, 2012 and 2011, respectively, related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term and we paid a premium, including taxes and fees, of $6,264 in connection with that renewal, which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in that program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 21, 2012, or our Proxy Statement, and our other filings with the Securities and Exchange Commission, or the SEC,

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

including Note 15 to our Consolidated Financial Statements included in our Annual Report, the sections captioned  “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our leases, forms of management agreements and related pooling agreement and Bridge Loan agreement with SNH, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Note 12.  Discontinued Operations

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

We have reclassified the consolidated balance sheet and the consolidated statement of income for all periods presented to show the financial position and results of operations of the communities which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the financial statements for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$5,521	$8,227	$11,069	$18,914
Expenses	(5,814)	(9,018)	(11,739)	(21,481)
Net loss	$(293)	$(791)	$(670)	$(2,567)

Note 13.   Unaudited Pro Forma Financial Information

The following table shows operating results attributable to the Indiana Communities we acquired during 2011 that are included in our condensed consolidated statement of operations for the three and six months ended June 30, 2012.

	Three months	Six months
Revenues	$5,350	$10,772
Net income	$1,005	$2,299

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30, 2011	Six months ended June 30, 2011
Revenues	$317,088	$630,074
Income from continuing operations	6,434	12,887

Weighted average shares outstanding - basic	47,541	47,529
Weighted average shares outstanding - diluted	50,408	50,408

Earnings per share from continuing operations:
Basic	$0.14	$0.27
Diluted	$0.13	$0.27

This pro forma financial information is presented for informational purposes only and is not necessarily indicative of our consolidated operating results that would have been reported had the transactions been completed as described herein, and the pro forma financial information is not necessarily indicative of our consolidated operating results for any future period.

Note 14.   Litigation Settlement

On May 29, 2012, we entered into a settlement agreement, or the Settlement Agreement, with Sunrise, pursuant to which we agreed to settle our long running litigation with Sunrise, involving amounts charged by Sunrise to us for certain insurance programs for senior living communities managed by Sunrise for us.  Pursuant to the Settlement Agreement, Sunrise paid us $4,000 in cash and we recorded a gain of $3,365, net of legal fees, in our condensed consolidated statement of income.

Note 15.  Subsequent Event

On July 6, 2012, we entered into the Purchase Agreement to sell our pharmacy business to Omnicare for $30,650, plus the value of certain items of net working capital invested in our pharmacy business as of the closing of the transaction.  We currently anticipate the sale of this business will result in a capital gain of approximately $23,500.  Based on June 30, 2012 amounts, the net amount to us from our selling to Omnicare or retaining net working capital invested in our pharmacy business would equal approximately $9,395.  In aggregate, we expect our net cash receipts resulting from this sale to be approximately $39,940, before third party transaction costs.  Our pharmacy business operates in 13 states and provides institutional pharmacy services to 247 senior living communities with approximately 12,300 living units. As of June 30, 2012, the operations and assets of our pharmacy business are reported in continuing operations since our Board of Directors authorized the sale to Omnicare on July 6, 2012.

Completion of this sale is subject to various customary closing conditions, including licensing approvals.  We expect this sale will be completed during the second half of 2012.  The parties have certain rights to terminate the Purchase Agreement, including for material breaches that remain uncured after any applicable cure period and, subject to certain exceptions, if the closing of the transaction has not occurred within 120 days after the date of the Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our reportable segments consist of our senior living community business and our rehabilitation hospital business.  In the senior living community segment, we operate for our own account and manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents.  Our rehabilitation hospital segment provides inpatient rehabilitation services to patients at two hospital locations and at three satellite locations and outpatient rehabilitation services at 13 affiliated outpatient clinics.  We do not consider our institutional pharmacy operations to be a material, separately reportable segment of our business.  Consequently, we report our institutional pharmacy revenues and expense as separate items within our corporate and other activities.  On July 6, 2012, we entered into the Purchase Agreement to sell our pharmacy business to Omnicare. See Note 15 to our Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and operates in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit for our two reportable segments excludes interest and other income, interest and other expense, provision for income taxes, equity in income of AIC, gains on settlement of litigation, sales of securities, and corporate income and expenses.

Key Statistical Data For the Three Months Ended June 30, 2012 and 2011:

The following tables present a summary of our operations for the three months ended June 30, 2012 and 2011:

Senior living communities:

	Three months ended June 30,
(dollars in thousands, except average daily rate)	2012	2011	$ Change	% Change
Senior living revenue	$278,076	$265,387	$12,689	4.8%
Management fee revenue	1,302	25	1,277	5,108.3%
Reimbursed costs incurred on behalf of managed communities	26,098	562	25,536	4,543.8%
Total revenue	305,476	265,974	39,502	14.9%
Senior living wages and benefits	(136,618)	(133,079)	(3,539)	(2.7%)
Other senior living operating expenses	(66,242)	(61,473)	(4,769)	(7.8%)
Costs incurred on behalf of managed communities	(26,098)	(562)	(25,536)	(4,543.8%)
Rent expense	(47,641)	(45,261)	(2,380)	(5.3%)
Depreciation and amortization expense	(5,770)	(3,762)	(2,008)	(53.4%)
Interest and other expense	(599)	(215)	(384)	(178.6%)
Interest and other income	19	19	—	—
Senior living income from continuing operations	$22,527	$21,641	$886	4.1%

Total number of communities (end of period):
Owned and leased communities	222	217	5	2.3%
Managed communities	25	10	15	150.0%
Number of total communities	247	227	20	8.8%

Total number of living units (end of period):
Owned and leased living units	23,759	23,122	637	2.8%
Managed living units	3,738	934	2,804	300.2%
Number of total living units	27,497	24,056	3,441	14.3%

Owned and leased communities:
Occupancy %	85.6%	85.2%	n/a	0.4%
Average daily rate	$147.89	$150.93	$(3.04)	(2.0%)
Percent of senior living revenue from Medicaid	12.9%	12.6%	n/a	0.3%
Percent of senior living revenue from Medicare	12.9%	15.4%	n/a	(2.5%)
Percent of senior living revenue from private and other sources	74.2%	72.0%	n/a	2.2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable senior living communities (senior living communities that we have owned or leased and operated continuously since April 1, 2011):

	Three months ended June 30,
(dollars in thousands, except average daily rate)	2012	2011	$ Change	% Change
Senior living revenue	$265,480	$263,095	$2,385	0.9%
Senior living wages and benefits	(132,498)	(132,215)	(283)	(0.2%)
Other senior living operating expenses	(63,030)	(60,940)	(2,090)	(3.4%)
No. of communities (end of period)	209	209	n/a	—
No. of living units (end of period)	22,170	22,170	n/a	—
Occupancy %	85.2%	85.2%	n/a	—
Average daily rate	$152.05	$151.55	$0.50	0.3%
Percent of senior living revenue from Medicaid	13.5%	12.7%	n/a	0.8%
Percent of senior living revenue from Medicare	13.5%	15.6%	n/a	(2.1%)
Percent of senior living revenue from private and other sources	73.0%	71.7%	n/a	1.3%

Rehabilitation hospitals:

	Three months ended June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Rehabilitation hospital revenues	$26,386	$26,337	$49	0.2%
Rehabilitation hospital expenses	(23,872)	(23,445)	(427)	(1.8%)
Rent expense	(2,656)	(2,580)	(76)	(2.9%)
Depreciation and amortization expense	(53)	(44)	(9)	(20.5%)
Rehabilitation hospital income (loss) from continuing operations	$(195)	$268	$(463)	(172.8%)

Corporate and Other:(1)

	Three months ended June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Institutional pharmacy revenue	$17,232	$19,573	$(2,341)	(12.0%)
Institutional pharmacy expenses	(17,258)	(18,642)	1,384	7.4%
Depreciation and amortization expense	(886)	(810)	(76)	(9.4%)
General and administrative expense(2)	(15,389)	(14,154)	(1,235)	(8.7%)
Equity in income of Affiliates Insurance Company	76	46	30	65.2%
Gain on settlement	3,365	—	3,365	100.0%
Gain on early extinguishment of debt	45	—	45	100.0%
Gain on sale of available for sale securities	—	51	(51)	(100.0%)
Interest and other income	227	312	(85)	(27.2%)
Interest and other expense	(1,006)	(655)	(351)	(53.6%)
Acquisition related costs	—	(1,202)	1,202	100.0%
Provision for income taxes	(3,807)	(441)	(3,366)	(763.3%)
Corporate and Other loss from continuing operations	$(17,401)	$(15,922)	$(1,479)	(9.3%)

(1)       Corporate and Other includes operations that we do not consider a material, separately reportable segment of our business and income and expenses that are not attributable to a reportable specific segment.

(2)       General and administrative expenses are not attributable to a specific reportable segment and include items such as corporate payroll and benefits and expenses of our home office activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated:

	Three months ended June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Summary of revenue:
Senior living communities	$305,476	$265,974	$39,502	14.9%
Rehabilitation hospital revenue	26,386	26,337	49	0.2%
Corporate and other	17,232	19,573	(2,341)	(12.0%)
Total revenue	$349,094	$311,884	$37,210	11.9%

Summary of income (loss) from continuing operations:
Senior living communities	$22,527	$21,641	$886	4.1%
Rehabilitation hospitals	(195)	268	(463)	(172.8%)
Corporate and other	(17,401)	(15,922)	(1,479)	(9.3%)
Income from continuing operations	$4,931	$5,987	$(1,056)	(17.6%)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Senior living communities:

Our senior living revenue increased by 4.8% for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to an increase from 209 to 222 in the number of communities that we owned and leased since April 1, 2011 and a slight increase in occupancy, partially offset by a 7.6% reduction in aggregate Medicare payment rates for SNFs.  Our senior living revenue at the communities that we operated continuously since April 1, 2011, or our current quarter comparable communities, increased 0.9% for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to increased per diem charges to residents and an increase in Medicaid payment rates in certain states, partially offset by a 7.6% reduction in aggregate Medicare payment rates for our SNFs.

In June 2011, we began managing 10 senior living communities for SNH and for another owner pending SNH’s acquisition.  Our management fee revenue and reimbursed costs incurred at these communities increased significantly during the three months ended June 30, 2012 compared to the same period in the previous year due to an increase from 10 to 25 in the number of communities we manage and because we managed these communities for the full quarter in 2012 and began managing them in June 2011.

Our senior living wages and benefits increased 2.7% for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to an increase from 209 to 222 in the number of communities that we owned and leased during these periods, respectively, and to wage increases at our current quarter comparable communities.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 7.8% due to an increase in the number of communities that we owned and leased from 209 to 222, plus net increased charges for purchased services and increased service provider fees at our current quarter comparable communities.  Our senior living wages and benefits at our current quarter comparable communities increased by 0.2% primarily due to wage increases.  Our other senior living operating expenses at our current quarter comparable communities increased by 3.4% primarily due to net increased charges for purchased services and increased service provider fees.  Our senior living rent expense increased by 5.3% compared to the same period in 2011 primarily due to the addition of six communities we began to lease during the second quarter of 2011 and our payment of additional rent for senior living community capital improvements purchased by SNH since April 1, 2011.

Our senior living depreciation and amortization expense increased by 53.4% for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to additional depreciation and amortization resulting from the seven owned senior living communities that we acquired in the second and third quarters of 2011 and capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and other expense attributable to our senior living communities increased by 178.6% for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to our assumption of three mortgage notes in connection with our acquisition of three of the Indiana Communities during the third quarter of 2011.

Rehabilitation hospitals:

Our rehabilitation hospital revenues increased by 0.2% for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a higher number of Medicare patients being serviced and increased third party payer rates, partially offset by a decrease in occupancy.

Our rehabilitation hospital expenses increased by 1.8% for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to increases in labor and benefit costs.

Our rehabilitation hospital rent expense increased by 2.9% for the three months ended June 30, 2012 compared to the same period in 2011 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH since April 1, 2011.

Corporate and Other:

Institutional pharmacy revenue and institutional pharmacy expenses decreased by 12.0% and 7.4%, respectively, for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a decline in customer accounts and a number of commonly dispensed name brand drugs that became available as lower priced generic drugs.

General and administrative expenses increased by 8.7% for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to increased regional personnel and information technology costs resulting from our acquisitions of additional communities during 2011, legal costs associated with our agreement to sell our pharmacy business and wage increases.

Our interest and other income decreased by 27.2% for the three months ended June 30, 2012 compared to the same period in 2011 due to less investable cash and lower yields realized on our investments.

Our interest and other expense increased by 53.6% for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to interest paid on the Bridge Loan and the New Credit Facility, partially offset by our purchase and retirement of $12.4 million par value of the outstanding Notes since June 30, 2011.

During the three months ended June 30, 2012, we recorded a gain of $3.4 million, net of legal fees, pursuant to the Settlement Agreement with Sunrise.  See Note 14 to our Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

During the three months ended June 30, 2011, we incurred $1.2 million of acquisition related costs for completed and pending transactions.

For the three months ended June 30, 2012, we recognized tax expense from continuing operations of $3.8 million.  We also recognized a tax benefit from discontinued operations of $205,000.  Our effective income tax rate increased during the three months ended June 30, 2012 to 43.7% compared to 8.4% in the prior year period primarily because our previous rate had been reduced from the statutory rate due to our previous valuation allowance for our deferred tax asset relating to our NOL carry forwards which we reversed as of December 31, 2011. During the fourth quarter of 2011 we evaluated the realizability of certain of our net deferred tax assets, which include, among other things, our net operating losses and tax credits, and determined that it is more likely than not that we will realize the benefit of such deferred tax assets.  As of December 31, 2011, our federal NOL carry forward, which will begin to expire in 2025 if unused, was approximately $100.7 million, and our tax credit carry forward, which will begin to expire in 2022 if unused, was approximately $6.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued operations:

Loss from discontinued operations for the three months ended June 30, 2012 decreased $498,000 to $293,000, compared to a loss of $791,000 for the three months ended June 30, 2011.  The losses in both years are primarily due to losses we incurred at assisted living communities and SNFs that we have sold or expect to sell.

Key Statistical Data For the Six Months Ended June 30, 2012 and 2011:

The following tables present a summary of our operations for the six months ended June 30, 2012 and 2011:

Senior living communities:

	Six months ended June 30,
(dollars in thousands, except average daily rate)	2012	2011	$ Change	% Change
Senior living revenue	$554,296	$528,041	$26,255	5.0%
Management fee revenue	2,390	25	2,365	9,460.0%
Reimbursed costs incurred on behalf of managed communities	49,503	562	48,941	8,708.4%
Total revenue	606,189	528,628	77,561	14.7%
Senior living wages and benefits	(274,992)	(262,840)	(12,152)	(4.6%)
Other senior living operating expenses	(133,204)	(124,453)	(8,751)	(7.0%)
Costs incurred on behalf of managed communities	(49,503)	(562)	(48,941)	(8,708.4%)
Rent expense	(95,252)	(90,179)	(5,073)	(5.6%)
Depreciation and amortization expense	(11,151)	(7,235)	(3,916)	(54.1%)
Interest and other expense	(1,206)	(214)	(992)	(463.6%)
Interest and other income	39	68	(29)	(42.6%)
Senior living income from continuing operations	$40,920	$43,213	$(2,293)	(5.3%)

Total number of communities (end of period):
Owned and leased communities	222	217	5	2.3%
Managed communities	25	10	15	150.0%
Number of total communities	247	227	20	8.8%

Number of living units:
owned and leased living units	23,759	23,122	637	2.8%
Managed living units	3,738	934	2,804	300.2%
Number of total living units	27,497	24,056	3,441	14.3%

Owned and leased communities:
Occupancy %	85.7%	85.4%	n/a	0.3%
Average daily rate	$147.19	$151.60	$(4.41)	(2.9%)
Percent of senior living revenue from Medicaid	12.7%	12.7%	n/a	—
Percent of senior living revenue from Medicare	13.0%	15.7%	n/a	(2.7%)
Percent of senior living revenue from private and other sources	74.3%	71.6%	n/a	2.7%

Comparable senior living communities             (senior living communities that we have owned or leased and operated continuously since January 1, 2011):

	Six months ended June 30,
(dollars in thousands, except average daily rate)	2012	2011	$ Change	% Change
Senior living revenue	$529,087	$525,749	$3,338	0.6%
Senior living wages and benefits	(266,641)	(261,976)	(4,665)	(1.8%)
Other senior living operating expenses	(126,827)	(123,920)	(2,907)	(2.3%)
No. of communities (end of period)	209	209	n/a	—
No. of living units (end of period)	22,170	22,170	n/a	—
Occupancy %	85.4%	85.4%	n/a	—
Average daily rate	$151.34	$151.91	$(0.57)	(0.4%)
Percent of senior living revenue from Medicaid	13.2%	12.8%	n/a	0.4%
Percent of senior living revenue from Medicare	13.6%	15.8%	n/a	(2.2%)
Percent of senior living revenue from private and other sources	73.2%	71.4%	n/a	1.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rehabilitation hospitals:

	Six months ended June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Rehabilitation hospital revenues	$53,173	$51,962	$1,211	2.3%
Rehabilitation hospital expenses	(47,991)	(47,498)	(493)	(1.0%)
Rent expense	(5,272)	(5,161)	(111)	(2.2%)
Depreciation and amortization expense	(105)	(86)	(19)	(22.1%)
Rehabilitation hospital loss from continuing operations	$(195)	$(783)	$588	75.1%

Corporate and other:(1)

	Six months ended June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Institutional pharmacy revenue	$35,853	$38,910	$(3,057)	(7.9%)
Institutional pharmacy expenses	(36,008)	(37,531)	1,523	4.1%
Depreciation and amortization expense	(1,769)	(1,600)	(169)	(10.6%)
General and administrative(2)	(30,844)	(27,824)	(3,020)	(10.9%)
Equity in losses of Affiliates Insurance Company	121	83	38	45.8%
Gain on settlement	3,365	—	3,365	100.0%
Gain on early extinguishment of debt	45	1	44	4,400.0%
(Loss) gain on sale of available for sale securities	(1)	127	(128)	(100.8%)
Interest and other income	424	581	(157)	(27.0%)
Interest and other expense	(1,825)	(1,157)	(668)	(57.7%)
Acquisition related costs	—	(1,304)	1,304	100.0%
Provision for income taxes	(4,409)	(820)	(3,589)	(437.7%)
Corporate and Other loss from continuing operations	$(35,048)	$(30,534)	$(4,514)	(14.8%)

(1)             Corporate and Other includes operations that we do not consider material, separately reportable segments of our business, and income and expenses that are not attributable to a reportable specific segment.

(2)             General and administrative expenses are not attributable to a specific reportable segment and include items such as corporate payroll and benefits and expenses of our home office activities.

Consolidated:

	Six months ended June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Summary of revenue:
Senior living communities	$606,189	$528,628	$77,561	14.7%
Rehabilitation hospital revenue	53,173	51,962	1,211	2.3%
Corporate and Other	35,853	38,910	(3,057)	(7.9%)
Total revenue	$695,215	$619,500	$75,715	12.2%

Summary of income (loss) from continuing operations:
Senior living communities	$40,920	$43,213	$(2,293)	(5.3%)
Rehabilitation hospitals	(195)	(783)	588	75.1%
Corporate and Other	(35,048)	(30,534)	(4,514)	(14.8%)
Income from continuing operations	$5,677	$11,896	$(6,219)	(52.3%)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Senior living communities:

Our senior living revenue increased by 5.0% for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to an increase from 209 to 222 in the number of communities that we owned and leased during these periods, respectively, and a slight increase in occupancy, partially offset by a 7.6% reduction in aggregate Medicare payment rates for SNFs.  Our senior living revenue at the communities that we operated continuously since January 1, 2011, or our comparable communities, increased 0.6% for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to an increase in Medicaid payment rates in certain states, partially offset by a 7.6% reduction in aggregate Medicare payment rates for our SNFs.

In June 2011, we began managing 10 senior living communities for SNH and for another owner pending SNH’s acquisition.  Our management fee revenue and reimbursed costs incurred at these communities increased significantly during the six months ended June 30, 2012 due to an increase from 10 to 25 in the number of communities we manage and because we managed these communities for the full quarter in 2012 versus our beginning to manage them in June 2011.

Our senior living wages and benefits increased 4.6% for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to an increase from 209 to 222 in the number of communities that we owned and leased during these periods, respectively, and to wage increases at our comparable communities.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 7.0% due to an increase in the number of communities that we owned and leased from 209 to 222, plus net increased charges for purchased services and increased service provider fees at our comparable communities, partially offset by a decrease in our utility costs as a result of mild weather experienced throughout the U.S. during the first quarter of 2012.  Our senior living wages and benefits at our comparable communities increased by 1.8% primarily due to wage increases.  Our other senior living operating expenses at our comparable communities increased by 2.3% primarily due to net increased charges for purchased services and increased service provider fees, partially offset by a decrease in our utility costs as a result of mild weather experienced throughout the U.S. during the first quarter of 2012.  Our senior living rent expense increased by 5.6% compared to the same period in 2011 primarily due to the addition of six communities we began to lease during the second quarter of 2011 and our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2011.

Our senior living depreciation and amortization expense increased by 54.1% for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to additional depreciation and amortization resulting from the seven owned senior living communities that we acquired in the second and third quarters of 2011 and capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Interest and other expense attributable to our senior living communities increased by 463.6% for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to our assumption of four mortgage notes in connection with our acquisition of four senior living communities during the second and third quarters of 2011.

Rehabilitation hospitals:

Our rehabilitation hospital revenues increased by 2.3% for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to a higher number of Medicare patients being serviced and increased third party payer rates, partially offset by a decrease in occupancy.

Our rehabilitation hospital expenses increased by 1.0% for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to increases in labor and benefit costs, partially offset by a decrease in our utility costs as a result of mild weather experienced throughout the U.S. during the first quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our rehabilitation hospital rent expense increased by 2.2% for the six months ended June 30, 2012 compared to the same period in 2011 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH since January 1, 2011.

Corporate and Other:

Institutional pharmacy revenue and institutional pharmacy expenses decreased by 7.9% and 4.1%, respectively, for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to a decline in customer accounts and a number of commonly dispensed name brand drugs that became available as lower priced generic drugs.

General and administrative expenses increased by 10.9% for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to increased regional personnel and information technology costs resulting from our acquisitions of additional communities during 2011, legal costs associated with our pharmacy sale and wage increases.

Our interest and other income decreased by 27.0% for the six months ended June 30, 2012 compared to the same period in 2011 due to less investable cash and lower yields realized on our investments.

Our interest and other expense increased by 57.7% for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to interest on our outstanding balance on the Bridge Loan, partially offset by our purchase and retirement of $623,000 par value of the outstanding Notes since during the six months ended June 30, 2011.

During the six months ended June 30, 2012, we recorded a gain of $3.4 million, net of legal fees, pursuant to the Settlement Agreement with Sunrise.

During the six months ended June 30, 2011, we incurred $1.3 million of acquisition related costs for completed and pending acquisitions.

For the six months ended June 30, 2012, we recognized tax expense from continuing operations of $4.4 million.  We also recognized a tax benefit from discontinued operations of $505,000.  Our effective income tax rate increased during the six months ended June 30, 2012 to 43.7% compared to 8.4% in the prior year period primarily because our previous rate had been reduced from the statutory rate due to our previous valuation allowance for our deferred tax asset relating to our NOL carry forwards which we reversed as of December 31, 2011. During the fourth quarter of 2011 we evaluated the realizability of certain of our net deferred tax assets, which include, among other things, our net operating losses and tax credits, and determined that it is more likely than not that we will realize the benefit of such deferred tax assets.  As of December 31, 2011, our federal NOL carry forward, which will begin to expire in 2025 if unused, was approximately $100.7 million, and our tax credit carry forward, which will begin to expire in 2022 if unused, was approximately $6.8 million.

Discontinued operations:

Loss from discontinued operations for the six months ended June 30, 2012 decreased $1.9 million to $670,000, compared to a loss of $2.6 million for the six months ended June 30, 2011.  The losses in both years are primarily due to losses we incurred at assisted living communities and SNFs that we have sold or expect to sell.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had unrestricted cash and cash equivalents of $23.6 million, $35.0 million available to borrow under our Credit Agreement and $110.6 million available to borrow under our New Credit Facility.

We believe that a combination of our existing cash, cash equivalents, net cash from operations and our ability to borrow under our Credit Agreement and our New Credit Facility, as described in Note 9 to our Condensed Consolidated Financial Statements in Item 1 above, will provide us with adequate cash flow to fund our debt obligations and run our business, invest in and maintain our properties and fund future acquisitions, if any, for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies decline from historic levels or if the rates we receive for our services decline, such as if government reimbursement rates are further reduced, and we are unable to generate positive cash flow for an extended period, we expect that we would explore alternatives to fund our operations.  Such alternatives

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

may include further reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our New Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our communities that are not subject to existing mortgages and issuing new equity or debt securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but this registration statement does not assure that there will be buyers for such securities.  As of June 30, 2012, we had a working capital deficit of $57.0 million.

Assets and Liabilities

Our total current assets at June 30, 2012 were $138.7 million, compared to $141.5 million at December 31, 2011.  At June 30, 2012, we had cash and cash equivalents of $23.6 million compared to $28.4 million at December 31, 2011.  Our current liabilities were $195.7 million at June 30, 2012 compared to $189.3 million at December 31, 2011.  The decrease in our cash and cash equivalents results from part of our repayment of the Bridge Loan and a portion of the outstanding Notes during 2012 with cash on hand.  The increase in current liabilities results from timing of payment and accrual differences.

We had net cash flows from continuing operations of $30.7 million for the six months ended June 30, 2012 compared to $31.4 million for the same period in 2011.  Acquisitions of property plant and equipment on a net basis after considering the proceeds from sales of fixed assets to SNH, were $14.4 million and $14.7 million for the six months ended June 30, 2012 and 2011, respectively.

Acquisitions

In May 2011, we agreed to purchase certain assets of the Indiana Communities containing 738 living units for a total purchase price, excluding closing costs, of $122.8 million.  The Indiana Communities primarily offer independent and assisted living services, which are currently primarily paid by residents from their private resources.  During 2011, we completed our acquisitions of the assets of the Indiana Communities and funded the acquisitions with proceeds of our Public Offering, proceeds of the Bridge Loan, by assuming approximately $19.3 million of mortgage notes secured by three of the Indiana Communities, by assuming net working capital liabilities of the Indiana Communities and with cash on hand.  We have completed the purchase accounting of the fair value of the assets acquired after we considered the results from a third party valuation report we received and, as a result, we allocated $4.2 million to land, $100.7 million to building and equipment, $3.2 million to resident agreements and recorded $14.6 million of goodwill associated with the cash flow for additional home health services provided by the Indiana Communities.

Our Leases and Management Agreements with SNH

As of June 30, 2012, we leased 188 senior living communities (including one that we classify as discontinued operations) and two rehabilitation hospitals from SNH under four leases and we managed 24 senior living communities for the account of SNH, as well as one other senior living community for the account of the then existing owner pending SNH’s acquisition of that community which occurred in July 2012.  Our total minimum annual rent payable to SNH under those leases as of June 30, 2012 was $196.4 million, excluding percentage rent.  We paid approximately $1.2 million in percentage rent to SNH for the three months ended June 30, 2012 and 2011 and $2.4 million and $2.5 million in percentage rent to SNH for the six months ended June 30, 2012 and 2011, respectively.  We earned management fee revenue of $1.1 million and $2.1 million, respectively, for the three and six months ended June 30, 2012, and $25,000 for the three and six months ended June 30, 2011, with respect to the communities we managed for the account of SNH during those periods.

In February 2012, SNH acquired a senior living community with 92 units located in Alabama and we entered into a long term management agreement with SNH to manage this community on terms substantially consistent with those that we have previously entered into with SNH for communities that include assisted living units, and added this agreement to our existing pooling agreement with SNH for managed communities that include assisted living units.

In May 2012, we and SNH entered into the Operations Transfer Agreement with Sunrise.  Pursuant to the Operations Transfer Agreement, SNH and Sunrise agreed to accelerate the December 31, 2013 termination date of Sunrise’s leases for the 10 Communities, and we agreed to begin to operate the 10 Communities as a manager for SNH’s account, pursuant to long term management agreements.  The Operations Transfer Agreement provides that these transactions will occur when we and SNH have obtained regulatory approvals to operate the applicable 10 Communities.  We expect the long term management agreements with SNH for each of the 10 Communities will be on terms substantially similar to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

the management agreements previously entered into between us and SNH for communities that include assisted living units and which are owned by SNH and managed by us, and these agreements will be included in our pooling agreement with SNH for managed communities.

In May 2012, we entered into a long term management agreement with SNH, on terms substantially consistent with the terms of our other management agreements that we have previously entered into with SNH for communities that include assisted living units, to manage for SNH’s account a senior living community in South Carolina with 59 assisted living units, which community we had been managing for the prior owner’s account pending SNH’s acquisition.  In July 2012, we entered into a long term management agreement with SNH, on terms substantially consistent with the terms of our other management agreements that we have previously entered into with SNH for communities that include assisted living units, to manage for SNH’s account a senior living community in South Carolina with 232 units, which community we had previously been managing for the prior owner’s account pending SNH’s acquisition.

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH.  During the six months ended June 30, 2012, SNH paid us $14.1 million for capitalized improvements at the properties leased from SNH and these purchases resulted in our annual rent increasing by approximately $1.1 million. As of June 30, 2012, we had assets of $8.4 million included in our property and equipment that we intend to sell to SNH for increased rent pursuant to the terms of our leases with SNH; however, we are not obligated to make these sales and SNH is not obligated to purchase the property and equipment.

For further information regarding our leases and management agreements with SNH , please see Note 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Pharmacy Sale

On July 6, 2012, we entered into the Purchase Agreement to sell our pharmacy business to Omnicare for $30.7 million, plus the value of certain items of net working capital invested in our pharmacy business as of the closing of the transaction.  We currently anticipate the sale of this business will result in a capital gain of approximately $23.5 million.  Based on June 30, 2012 amounts, the net amount to us from our selling to Omnicare or retaining net working capital invested in our pharmacy business would equal approximately $9.4 million.  In aggregate, we expect our net cash receipts resulting from this sale to be approximately $39.9 million, before third party transaction costs.  Our pharmacy business operates in 13 states and provides institutional pharmacy services to 247 senior living communities with approximately 12,300 living units.

Completion of this sale is subject to various customary closing conditions, including licensing approvals.  We expect this sale will be completed during the second half of 2012.  The parties have certain rights to terminate the Purchase Agreement, including for material breaches that remain uncured after any applicable cure period and, subject to certain exceptions, if the closing of the transaction has not occurred within 120 days after the date of the Purchase Agreement.

Litigation Settlement

On May 29, 2012, we entered into the Settlement Agreement with Sunrise pursuant to which we agreed to settle our long running litigation with Sunrise involving amounts charged by Sunrise to us for certain insurance programs for senior living communities managed by Sunrise for us.  Pursuant to the Settlement Agreement, Sunrise paid us $4.0 million in cash and we recorded a gain of $3.4 million, net of legal fees, in our condensed consolidated statement of income.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics, our pharmacies, sales of capital expenditures to SNH for increased rent and borrowings under our credit facilities are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and capital expenditures.

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

At some of our senior living communities Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement,” and in Part 1, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, under the caption “Our Revenues.”  Medicare and Medicaid revenues were earned primarily at our SNFs, our two rehabilitation hospitals and our pharmacy operations.  We derived 30.8% and 32.9% of our total revenues from these programs during the six months ended June 30, 2012 and 2011, respectively.  We have entered into the Purchase Agreement to sell our pharmacy business, which is subject to conditions. See Note 15 to our Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $105.5 million and $115.4 million during the six months ended June 30, 2012 and 2011, respectively.  Our net Medicaid revenues from services to senior living community residents and at our rehabilitation hospitals totaled $71.2 million and $67.7 million during the six months ended June 30, 2012 and 2011, respectively.  Our pharmacy revenues from Medicare and Medicaid were $16.8 million and $2.0 million, respectively, during the six months ended June 30, 2012 and $16.7 million and $2.4 million, respectively, during the six months ended June 30, 2011.

Effective October 1, 2011, the Federal Centers for Medicare and Medicaid Services, or CMS, adopted a rule that updates Medicare prospective payment rates for SNFs, which affects the 5,392 skilled nursing units we operate.  As discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement”, CMS estimates that the final rule will result in a net reduction of approximately 11.1% in aggregate Medicare payment rates for SNFs in federal fiscal year 2012.  The impact on our SNF Medicare revenues in the six months ended June 30, 2012 was approximately $5.3 million.  Recently CMS issued updated Medicare prospective payment rates for SNFs effective October 1, 2012, which CMS estimates will result in a net increase of approximately 1.8% in aggregate Medicare payment rates for SNFs in federal fiscal year 2013. However, we expect the net reduction to our Medicare SNF rates in federal fiscal years 2012 and 2013 to be material and adverse to our future financial results of operations.

Also effective October 1, 2011, CMS adopted a rule that updates Medicare prospective payment rates for inpatient rehabilitation facilities, or IRFs, which affects the two rehabilitation hospitals we operate.  This rule includes an increase in the Medicare payment rates for IRFs that CMS estimates to be approximately 2.2% in federal fiscal year 2012.  However, as discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement”, we estimate that the increase in our rehabilitation hospitals’ Medicare payment rates may be approximately 1.0%.  The rule also establishes a new quality reporting program that provides for a 2% reduction in the annual payment update beginning in 2014 for failure to report required quality data to the Secretary of Health and Human Services.  Medicare revenues realized at our IRFs in the year ended December 31, 2011 and the six months ended June 30, 2012, were approximately $68.6 million and $34.7 million, respectively.  Recently CMS issued updated Medicare prospective payment rates for IRFs effective October 1, 2012, which CMS estimates will result in a net increase of approximately 2.1% in aggregate Medicare payment rates for IRFs in federal fiscal year 2013.  However, due to a number of factors, we estimate that the increase in our hospitals’ Medicare payment rates may be approximately 1.0%. The calculation of Medicare rate adjustments applicable at our IRFs is complex and will depend upon patient case mixes.  Accordingly, we cannot predict the final impact of the Medicare rate adjustments to our IRF results at this time.

Our Medicare Part B outpatient rehabilitation therapy revenue rates are based, in part, upon the Medicare Physician Fee Schedule that was scheduled to be reduced by approximately 27% on February 29, 2012.  Congress recently extended a delay on this reduction until the end of 2012, but the reduction, now scheduled for 2013, would be more than 27%.  If and when this rate reduction takes effect, it may be material and adverse to our future financial results of operations.  Also, Congress recently extended the process to allow medically necessary exceptions to annual caps on Medicare payments for outpatient rehabilitation services to individual patients through the end of 2012.  We cannot predict whether the exception process will be extended beyond that date, but any failure to do so may have a material adverse impact upon our revenues and earnings.

The U.S. Supreme Court recently upheld two major provisions of the Patient Protection and Affordable Care Act, or PPACA, which is discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement”.  These two provisions are the individual mandate and the Medicaid expansion, which required states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty line.  In upholding the Medicaid expansion, the Supreme Court found that it violated the U.S. Constitution as drafted, but remedied the violation by modifying the expansion to preclude the Secretary of the U.S. Department of Health and Human Services from withholding existing federal Medicaid funds from states that fail to comply with the Medicaid expansion, instead allowing the Secretary only to deny new Medicaid expansion funding.  As

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

a result of the Court’s ruling, some states may choose not to participate in the Medicaid expansion or may delay their participation.

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

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations.  Similarly, we are unable to predict the impact on us of the insurance changes, payment changes, and healthcare delivery systems changes contained in and to be developed pursuant to PPACA, or the impact the various remaining challenges and potential changes to PPACA may have on its implementation.  If the changes to be implemented under PPACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to residents, our future financial results could be materially and adversely affected.

Debt Financings and Covenants

We have a $35.0 million Credit Agreement that matures on March 18, 2013 when all amounts outstanding will be due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points, or 6% as of June 30, 2012.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us.  As of June 30, 2012, no amounts were outstanding under our Credit Agreement. As of June 30, 2012, we believe we were in compliance with all applicable covenants under our Credit Agreement.

In May 2011, we entered into the Bridge Loan agreement with SNH under which SNH agreed to lend us up to $80.0 million to fund part of the purchase price for our acquisitions of certain assets of the Indiana Communities.  During 2011, we completed our acquisitions of the assets of the Indiana Communities and, in connection with the acquisitions, borrowed $80.0 million under the Bridge Loan.  We subsequently repaid $42.0 million of this advance with proceeds from the Public Offering and cash generated by operations.  In April 2012, we repaid in full the then principal amount outstanding under the Bridge Loan, resulting in termination of the Bridge Loan.

In April 2012, we entered into our $150.0 million New Credit Facility.  The maturity date of our New Credit Facility is April 13, 2015, and, subject to the payment of extension fees and meeting certain other conditions, we have options to extend the maturity date for two, one year periods.  The proceeds of our New Credit Facility are available for general business purposes, including the repayment of debt.  Our New Credit Facility bears interest, at our election, at LIBOR plus 250 basis points or a base rate plus 150 basis points.  Borrowings under our New Credit Facility are guaranteed by certain of our subsidiaries and secured by real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral.  Funds available under our New Credit Facility may be drawn, repaid and redrawn until maturity and there are no scheduled principal payments prior to maturity.  Our New Credit Facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including a change of control of us.  Our New Credit Facility contains a number of financial covenants which generally restrict our ability to incur debts in excess of calculated amounts, require us to maintain a minimum net worth and require us to maintain various financial ratios.  As of June 30, 2012, $37.5 million was outstanding under our New Credit Facility.  As of June 30, 2012, we believe we were in compliance with all applicable covenants under our New Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the general effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our Credit Agreement and our New Credit Facility.

In October 2006, we issued $126.5 million principal amount of the Notes.  Our net proceeds from this issuance were approximately $122.6 million.  The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of the Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  We issued the Notes pursuant to an indenture which contains various customary covenants.  As of June 30, 2012, we believe we were in compliance with all applicable covenants of the indenture governing the Notes.

During the six months ended June 30, 2012, we purchased and retired $12.4 million par value of the outstanding Notes and recorded a gain of $45,000, net of related unamortized costs, on early extinguishment of debt included in interest and other income.  We funded this purchase principally with borrowings under our New Credit Facility and cash on hand.  During the six months ended June 30, 2011, we purchased and retired $623,000 par value of the outstanding Notes and recorded a gain of $1,000, net of related unamortized costs, on early extinguishment of debt included in interest and other income.  We funded this purchase principally with cash on hand.  As a result of these purchases and other purchases we made in prior years, $24.9 million in principal amount of the Notes remain outstanding.  We may purchase additional outstanding principal amounts of the Notes from time to time.

At June 30, 2012, six of our senior living communities were encumbered by mortgage notes totaling $46.9 million: (1) two of our communities, which we have classified as discontinued operations, were encumbered by HUD insured mortgage notes; (2) one of our communities was encumbered by a FNMA mortgage note and; (3) three of our communities were encumbered by FMCC mortgage notes.  These mortgages contain HUD, FNMA and FMCC standard mortgage covenants.  The weighted average interest rate on these notes was 6.68% as of June 30, 2012.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039.  As of June 30, 2012, we believe we were in compliance with all applicable covenants under these mortgages.

Off Balance Sheet Arrangements

We have pledged certain of our assets, such as accounts receivable, with a carrying value , as of June 30, 2012, of $22.3 million arising from our operation of 56 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender, FNMA.  As of June 30, 2012, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

We have relationships and historical and continuing transactions with our Directors, our executive officers, SNH, RMR and AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example: we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also directors or officers of ours or RMR, including SNH, which is our former parent, our largest landlord and our largest stockholder; and AIC, an Indiana insurance company, of which we, SNH, RMR and five other companies to which RMR provides management services each currently own 12.5%, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  Also, as a further example, RMR assists us with various aspects of our business pursuant to a business management agreement.  For further information about these and other such relationships and related person

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

transactions, please see Note 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement and our other filings with the SEC, including Note 15 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our leases, forms of management agreements and related pooling agreement and Bridge Loan agreement with SNH, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Changes in market interest rates affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  For example, based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $46.9 million aggregate principal amount of outstanding mortgage debt and $24.9 million aggregate principal amount of the outstanding Notes on June 30, 2012 would decline by approximately $3.2 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $46.9 million aggregate principal amount of outstanding mortgage debt and $24.9 million aggregate principal amount of the outstanding Notes on June 30, 2012, would increase by approximately $3.4 million.

Our Credit Agreement bears interest at floating rates and matures on March 18, 2013.  As of June 30, 2012, no amounts were outstanding under our Credit Agreement.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus 400 basis points.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates, all other credit market conditions remaining unchanged, would not affect the value of our Credit Agreement but could affect our operating results.  For example, if the maximum amount of $35.0 million were drawn under our Credit Agreement and interest rates above the floor or minimum rate decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $350,000, or $0.01 per share, based on our outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

Our New Credit Facility bears interest at floating rates and matures on April 13, 2015.  As of June 30, 2012, $37.5 million was outstanding under our New Credit Facility.  We borrow in U.S. dollars and borrowings under our New Credit Facility bear interest, at our election, at LIBOR plus 250 basis points or a base rate plus 150 basis points.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates.  A change in interest rates, all other credit market conditions remaining unchanged, would not affect the value of our New Credit Facility but could affect our operating results.  For example, if the amount outstanding as of June 30, 2012 under our New Credit Facility were to remain unchanged and interest rates increased by 1% our annual interest expense would increase by $375,000.  Moreover, as a further example, if the maximum amount of $150.0 million were drawn under our New Credit Facility and interest rates decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $1.5 million, or $0.03 per share, based on our outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO COMPLETE THE SALE OF OUR PHARMACY BUSINESS AS CONTEMPLATED,

•                  OUR ABILITY TO MEET OUR DEBT OBLIGATIONS,

•                  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER RATE SETTING AND REGULATORY REQUIREMENTS,

•                  OUR ABILITY TO MANAGE EFFECTIVELY THOSE SENIOR LIVING COMMUNITIES THAT WE MANAGE ON BEHALF OF THIRD PARTIES,

•                  OUR ABILITY TO MAINTAIN OUR COMMERCIAL ARRANGEMENTS AND RELATIONSHIPS, INCLUDING WITH SNH AND RMR,

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

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,

•                  COMPETITION WITHIN THE SENIOR LIVING INDUSTRY AND OUR OTHER BUSINESSES,

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SNH, RMR AND THEIR RELATED PERSONS AND ENTITIES, AND

•                  COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS, COSTS AND ADMINISTRATIVE BURDENS THAT REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS.

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT ARRANGEMENTS WITH SNH SIMILAR TO THOSE CURRENTLY IN EFFECT FOR US TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES SNH MAY ACQUIRE IN THE FUTURE.  HOWEVER, THERE CAN BE NO ASSURANCE THAT SNH WILL ACQUIRE OTHER COMMUNITIES OR THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL MANAGEMENT ARRANGEMENTS,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE WILL BEGIN MANAGING 10 SENIOR LIVING COMMUNITIES OWNED BY SNH AND CURRENTLY LEASED TO SUNRISE AFTER ALL APPROPRIATE REGULATORY APPROVALS ARE OBTAINED.  THE TRANSFER OF OPERATING CONTROL OF EACH OF THESE 10 COMMUNITIES IS SUBJECT TO REGULATORY APPROVALS IN THE STATE WHERE EACH COMMUNITY IS LOCATED AS WELL AS CERTAIN APPROVALS FROM THIRD PARTY PAYORS AT CERTAIN COMMUNITIES.  WE CANNOT CONTROL THE RESULTS OR TIMING OF THESE APPROVAL PROCESSES.  ACCORDINGLY, SOME OF THESE APPROVALS MAY BE DELAYED OR NOT OCCUR AND OUR BEGINNING TO MANAGE THESE COMMUNITIES MAY BE DELAYED OR MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO A PURCHASE AGREEMENT TO SELL OUR PHARMACY BUSINESS FOR $30.7 MILLION TO OMNICARE AND WE EXPECT THIS SALE TO CLOSE DURING THE SECOND HALF OF 2012.  THIS SALE IS SUBJECT TO VARIOUS CLOSING CONDITIONS, INCLUDING OMNICARE’S OBTAINING LICENSING TO OPERATE THE PHARMACY BUSINESS.  SOME OF THESE CONDITIONS MAY NOT BE MET, THE SALE MAY NOT OCCUR OR THE SALE MAY BE DELAYED.  ALSO, AS A RESULT OF FAILURE OF CERTAIN CONDITIONS, THE FINAL SALE PRICE MAY BE REDUCED, INCLUDING A SPECIFIED REDUCTION OF UP TO APPROXIMATELY $2.5 MILLION IF CERTAIN THIRD PARTY CONSENTS ARE NOT OBTAINED PRIOR TO CLOSING; ANY REDUCTION OF THE SALE PRICE WOULD REDUCE THE AMOUNT OF OUR EXPECTED CASH PROCEEDS AND GAIN FROM THIS SALE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE PURCHASE AGREEMENT PROVIDES THAT WE WILL SELL TO OMNICARE, OR RETAIN, CERTAIN ITEMS OF NET WORKING CAPITAL INVESTED IN OUR PHARMACY BUSINESS AS OF THE CLOSING, WHICH BASED ON JUNE 30, 2012 AMOUNTS WOULD EQUAL APPROXIMATELY $9.4 MILLION.  THE ACTUAL AMOUNT OF NET WORKING CAPITAL WHICH WE MAY SELL, OR RETAIN, UPON THE SALE OF OUR PHARMACY BUSINESS WILL DEPEND ON MANY FACTORS, INCLUDING THE FINANCIAL RESULTS OF OPERATIONS OF OUR PHARMACY BUSINESS BEFORE CLOSING.  ACCORDINGLY, THE AMOUNT OF NET WORKING CAPITAL THAT MAY BE SOLD OR RETAINED BY US IS NOT ASSURED AND MAY BE LESS THAN $9.4 MILLION, IN WHICH CASE THE AMOUNT OF OUR EXPECTED GAIN FROM THIS SALE WOULD BE REDUCED,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAD $23.6 MILLION OF CASH AND CASH EQUIVALENTS AT JUNE 30, 2012, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR CREDIT AGREEMENT AT THAT DATE, THAT WE MAY BORROW ADDITIONAL AMOUNTS UNDER OUR NEW CREDIT FACILITY AND THAT WE HAVE IN THE PAST SOLD

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

•                  OUR RESIDENTS AND PATIENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS AND INCREASED RELIANCE ON GOVERNMENT AND OTHER PAYERS,

•                  WE INTEND TO OPERATE OUR REHABILITATION HOSPITALS PROFITABLY.  HOWEVER, WE HAVE HISTORICALLY EXPERIENCED LOSSES FROM OUR REHABILITATION HOSPITALS AND WE MAY BE UNABLE TO OPERATE OUR REHABILITATION HOSPITALS PROFITABLY,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE MAY PURCHASE ADDITIONAL OUTSTANDING PRINCIPAL AMOUNTS OF THE NOTES FROM TIME TO TIME.  HOWEVER, THERE CAN BE NO ASSURANCE WE WILL DO SO,

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

Part II.          Other Information

Item 6.  Exhibits

3.1

Composite Copy of Articles of Amendment and Restatement of Five Star Quality Care, Inc., dated as of December 5, 2001, as amended to date. (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

3.2

Articles Supplementary, as corrected by Certificate of Correction, dated as of March 19, 2004. (Incorporated by reference to our Form 8-A dated March 19, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively.)

3.3	Amended and Restated Bylaws of Five Star Quality Care, Inc., adopted February 14, 2012. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011.)

4.1	Form of Common Share Certificate. (Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.2	Rights Agreement, dated as of March 10, 2004, between Five Star Quality Care, Inc. and EquiServe Trust Company, N.A. (Incorporated by reference to our Current Report on Form 8-K dated March 10, 2004.)

4.3

Appointment of Successor Rights Agent, dated as of December 13, 2004, between Five Star Quality Care, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to our Current Report on Form 8-K dated December 13, 2004.)

10.1

Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Filed herewith.)

10.2	Representative Form of Accession Agreement, dated as of December 1, 2011, by SNH CALI Tenant LLC in favor of FVE Managers, Inc. (Filed herewith.)

10.3	Summary of Director Compensation. (Incorporated by reference to our Current Report on Form 8-K dated May 15, 2012.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)

99.1	Amended and Restated Reimbursement Agreement, dated May 1, 2012, among Reit Management & Research LLC, TravelCenters of America LLC and Five Star Quality Care, Inc. (Filed herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Income, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.  (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: August 1, 2012

/s/ Paul V. Hoagland

Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 1, 2012