Form 10-Q
period 2012-09-30
FIVE STAR QUALITY CARE INC
filed 2012-10-30
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of registrant’s shares of common stock, $.01 par value, outstanding as of October 29, 2012: 47,924,472.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

SEPTEMBER 30, 2012

As used herein the terms “we”, “us” and “our” refer to Five Star Quality Care, Inc. and its consolidated subsidiaries, unless otherwise noted.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$14,295	$28,374
Accounts receivable, net of allowance of $3,475 and $3,957 at September 30, 2012 and December 31, 2011, respectively	54,880	56,509
Investments in available for sale securities, of which $5,200 and $5,905 are restricted as of September 30, 2012 and December 31, 2011, respectively	14,942	9,114
Restricted cash	5,904	4,838
Prepaid expenses and other current assets	25,441	20,395
Assets of discontinued operations	13,003	29,022
Total current assets	128,465	148,252

Property and equipment, net	336,889	332,185
Equity investment in Affiliates Insurance Company	5,558	5,291
Restricted cash	9,262	4,092
Restricted investments in available for sale securities	11,904	13,115
Goodwill and other intangible assets	28,081	29,414
Other long term assets	43,347	51,128
	$563,506	$583,477
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility, secured, principally by real estate	$—	$—
Revolving credit facility, secured, principally by accounts receivable	—	—
Accounts payable	24,500	22,736
Accrued expenses	20,840	21,698
Accrued compensation and benefits	48,118	38,975
Due to related persons	12,791	18,659
Mortgage notes payable	1,076	1,027
Bridge loan from Senior Housing Properties Trust	—	38,000
Accrued real estate taxes	14,909	11,466
Security deposit liability	9,948	10,606
Other current liabilities	16,958	15,745

Liabilities of discontinued operations, of which $7,583 and $7,690 relate to mortgage notes payable at September 30, 2012 and December 31, 2011, respectively	8,764	10,419
Total current liabilities	157,904	189,331

Long term liabilities:
Mortgage notes payable	37,900	38,714
Convertible senior notes	24,872	37,282
Continuing care contracts	1,820	2,045
Accrued self insurance obligations	31,868	28,496
Other long term liabilities	6,415	7,415
Total long term liabilities	102,875	113,952

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01; 47,924,472 and 47,899,312 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	479	479
Additional paid in capital	353,468	352,819
Accumulated deficit	(53,136)	(74,582)
Cumulative other comprehensive income	1,916	1,478
Total shareholders’ equity	302,727	280,194
	$563,506	$583,477

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Senior living revenue	$277,568	$275,605	$831,864	$803,647
Rehabilitation hospital revenue	26,328	26,273	79,501	78,235
Management fee revenue	1,277	359	3,666	383
Reimbursed costs incurred on behalf of managed communities	27,247	8,324	76,750	8,887
Total revenues	332,420	310,561	991,781	891,152

Operating expenses:
Senior living wages and benefits	137,816	136,135	412,808	398,975
Other senior living operating expenses	66,858	68,669	200,062	193,123
Costs incurred on behalf of managed communities	27,247	8,324	76,750	8,887
Rehabilitation hospital expenses	23,734	23,300	71,725	70,798
Rent expense	50,523	50,138	151,043	145,474
General and administrative	14,602	14,418	45,445	42,242
Depreciation and amortization	6,324	5,497	18,631	13,705
Total operating expenses	327,104	306,481	976,464	873,204

Operating income	5,316	4,080	15,317	17,948

Interest and other income	199	355	638	975
Interest and other expense	(1,762)	(1,034)	(4,793)	(2,405)
Acquisition related costs	(100)	(226)	(100)	(1,530)
Equity in earnings of Affiliates Insurance Company	115	28	236	111
Gain on settlement	—	—	3,365	—
Gain on early extinguishment of debt	—	—	45	1
Gain on sale of available for sale securities reclassified from other comprehensive income	63	529	62	656

Income from continuing operations before income taxes	3,831	3,732	14,770	15,756
Provision for income taxes	(426)	(186)	(4,835)	(1,006)
Income from continuing operations	3,405	3,546	9,935	14,750
Income (loss) from discontinued operations	13,034	(4,074)	11,511	(5,950)

Net income (loss)	$16,439	$(528)	$21,446	$8,800

Weighted average shares outstanding - basic	47,927	47,557	47,913	40,294

Weighted average shares outstanding - diluted	50,388	47,557	47,913	43,169

Basic income (loss) per share from:
Continuing operations	$0.07	$0.08	$0.21	$0.37
Discontinued operations	0.27	(0.09)	0.24	(0.15)
Net income (loss) per share — basic	$0.34	$(0.01)	$0.45	$0.22

Diluted income (loss) per share from:
Continuing operations	$0.07	$0.08	$0.21	$0.36
Discontinued operations	0.26	(0.09)	0.24	(0.14)
Net income (loss) per share - diluted	$0.33	$(0.01)	$0.45	$0.22

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income (loss)	$16,439	$(528)	$21,446	$8,800
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available for sale securities	188	(906)	469	(103)
Less: Realized gain on investments in available for sale securities reclassified and included in net income	(63)	(529)	(62)	(656)
Unrealized gains on equity investment in Affiliates Insurance Company	35	15	31	58
Other comprehensive income (loss)	160	(1,420)	438	(701)
Comprehensive income (loss)	$16,599	$(1,948)	$21,884	$8,099

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$21,446	$8,800
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,631	13,705
Gain on early extinguishment of debt	(45)	(1)
(Gain) loss from discontinued operations	(11,511)	5,950
Gain on sale of available for sale securities	(62)	(656)
Equity in earnings of Affiliates Insurance Company	(236)	(111)
Stock-based compensation	649	949
Provision for losses on receivables	3,949	5,178
Changes in assets and liabilities:
Accounts receivable	(2,320)	(2,118)
Prepaid expenses and other assets	2,408	(2,735)
Accounts payable and accrued expenses	906	7,028
Accrued compensation and benefits	9,143	6,096
Due to related persons	(5,868)	(1,535)
Other current and long term liabilities	6,145	5,407
Cash provided by operating activities	43,235	45,957

Net cash (used in) provided by discontinued operations	(8,317)	652

Cash flows from investing activities:
Acquisition of property and equipment	(40,251)	(44,562)
Acquisition of senior living communities, net of working capital assumed	—	(107,165)
Payments from restricted cash and investment accounts, net	(6,236)	(3,117)
Purchase of available for sale securities	(5,076)	—
Proceeds from sale of pharmacy business	34,298	—
Proceeds from disposition of property and equipment held for sale	18,249	25,877
Proceeds from sale of available for sale securities	928	2,504
Cash provided by (used in) investing activities	1,912	(126,463)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	53,953
Proceeds from borrowings on credit facilities	47,500	12,000
Repayments of borrowings on credit facilities	(47,500)	(12,000)
Proceeds from borrowings on bridge loan from Senior Housing Properties Trust	—	80,000
Repayments of borrowings on bridge loan from Senior Housing Properties Trust	(38,000)	(32,000)
Purchase and retirement of convertible senior notes	(12,038)	(623)
Repayments of mortgage notes payable	(871)	(300)
Cash (used in) provided by financing activities	(50,909)	101,030

Change in cash and cash equivalents during the period	(14,079)	21,176
Cash and cash equivalents at beginning of period	28,374	20,770
Cash and cash equivalents at end of period	$14,295	$41,946

Supplemental cash flow information:
Cash paid for interest	$3,711	$1,454
Cash paid for income taxes	$1,552	$1,257

Non-cash activities:
Issuance of common stock	$114	$298
Real estate acquisition	$—	$(40,289)
Assumption of mortgage notes payable	$—	$40,289

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, which we refer to as we, us or our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of September 30, 2012, we operated 252 senior living communities located in 30 states containing 28,262 living units, including 214 primarily independent and assisted living communities with 24,839 living units and 38 SNFs with 3,423 living units.  As of September 30, 2012, we owned and operated 31 communities (2,952 living units), we leased and operated 191 communities (20,812 living units) and we managed 30 communities (4,498 living units).  Our 252 senior living communities included 9,160 independent living apartments, 13,579 assisted living suites and 5,523 skilled nursing units.  We have classified as discontinued operations two SNFs owned and operated by us containing 271 living units and one assisted living community leased from Senior Housing Properties Trust or its subsidiaries, or SNH, and operated by us containing 103 living units, and have excluded such SNFs and assisted living community from all the preceding data in this paragraph.

We also lease and operate two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and at three satellite locations.  In addition, we lease and operate 13 outpatient clinics affiliated with these rehabilitation hospitals.

Note 2. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued an accounting standards update 2012-01, Health Care Entities (Topic 954), Continuing Care Retirement Communities — Refundable Advance Fees, or ASU 2012-01.  ASU 2012-01 affects continuing care retirement communities, or CCRCs, that have resident contracts that provide for a payment of a refundable advance fee upon reoccupancy of that unit by a subsequent resident.  The amendments in ASU 2012-01 clarify that an entity should classify an advance fee as deferred revenue when a CCRC has a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy.  Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for as a liability.  ASU 2012-01 is effective for fiscal periods beginning after December 15, 2012 and we are currently evaluating its impact on our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30, 2012	December 31, 2011
Land	$21,901	$21,234
Buildings and improvements	278,760	271,311
Furniture, fixtures and equipment	101,395	91,493
	402,056	384,038
Accumulated depreciation	(65,167)	(51,853)
	$336,889	$332,185

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

As of December 31, 2011, we had assets of $7,076 included in our property and equipment that we subsequently sold during the nine months ended September 30, 2012 to SNH for increased rent pursuant to the terms of our leases with SNH.  As of September 30, 2012, we had $11,772 of assets included in our property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to purchase such assets.

Note 4.  Financial Data by Segment

We have one reportable segment which consists of our senior living community business.  In the senior living community segment, we operate for our own account and manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents.  We do not consider our rehabilitation hospital operations to be a material, separately reportable segment of our business.  Consequently, we report our rehabilitation hospital operations within our corporate and other activities.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit for our one reportable segment excludes certain interest and other income, certain interest and other expense, provision for income taxes, equity in earnings of Affiliates Insurance Company, or AIC, gain on settlement of litigation, sales of securities, and corporate income and expenses.

Our revenues by segment and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Senior Living Communities	Corporate and Other(1)	Total
Three months ended September 30, 2012
Segment revenues:
Senior living and rehabilitation hospital	$277,568	$26,328	$303,896
Management fee revenue	1,277	—	1,277
Reimbursed costs incurred on behalf of managed communities	27,247	—	27,247
Total segment revenues	306,092	26,328	332,420

Segment expenses:
Operating expenses	204,674	23,734	228,408
Costs incurred on behalf of managed communities	27,247	—	27,247
Rent expense	47,844	2,679	50,523
Depreciation and amortization	5,741	583	6,324
Total segment expenses	285,506	26,996	312,502

Segment operating profit (loss)	20,586	(668)	19,918
General and administrative expenses(2)	—	(14,602)	(14,602)
Operating income (loss)	20,586	(15,270)	5,316
Interest and other income	22	177	199
Interest and other expense	(601)	(1,161)	(1,762)
Acquisition related costs	—	(100)	(100)
Equity in earnings of Affiliates Insurance Company	—	115	115
Gain on sale of available for sale securities	—	63	63
Provision for income taxes	—	(426)	(426)
Income (loss) from continuing operations	$20,007	$(16,602)	$3,405

Total Assets as of September 30, 2012	$447,455	$116,051	$563,506

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Senior Living Communities	Corporate and Other(1)	Total
Three months ended September 30, 2011
Segment revenues:
Senior living and rehabilitation hospital	$275,605	$26,273	$301,878
Management fee revenue	359	—	359
Reimbursed costs incurred on behalf of managed communities	8,324	—	8,324
Total segment revenues	284,288	26,273	310,561

Segment expenses:
Operating expenses	204,804	23,300	228,104
Costs incurred on behalf of managed communities	8,324	—	8,324
Rent expense	47,541	2,597	50,138
Depreciation and amortization	4,923	574	5,497
Total segment expenses	265,592	26,471	292,063

Segment operating profit (loss)	18,696	(198)	18,498
General and administrative expenses(2)	—	(14,418)	(14,418)
Operating profit (loss)	18,696	(14,616)	4,080
Interest and other income	19	336	355
Interest and other expense	(294)	(740)	(1,034)
Acquisition related costs	—	(226)	(226)
Equity in earnings of Affiliates Insurance Company	—	28	28
Gain on sale of available for sale securities	—	529	529
Provision for income taxes	—	(186)	(186)
Income (loss) from continuing operations	$18,421	$(14,875)	$3,546

(1)

Corporate and Other includes operations that we do not consider a material, separately reportable segment of our business and income and expenses that are not attributable to a specific reportable segment.

(2)	General and administrative expenses are not attributable to a specific reportable segment and include items such as corporate payroll and benefits and expenses of our home office activities.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Senior Living Communities	Corporate and Other(1)	Total
Nine months ended September 30, 2012
Segment revenues:
Senior living and rehabilitation hospital	$831,864	$79,501	$911,365
Management fee revenue	3,666	—	3,666
Reimbursed costs incurred on behalf of managed communities	76,750	—	76,750
Total segment revenues	912,280	79,501	991,781

Segment expenses:
Operating expenses	612,870	71,725	684,595
Costs incurred on behalf of managed communities	76,750	—	76,750
Rent expense	143,092	7,951	151,043
Depreciation and amortization	16,893	1,738	18,631
Total segment expenses	849,605	81,414	931,019

Segment operating profit (loss)	62,675	(1,913)	60,762
General and administrative expenses(2)	—	(45,445)	(45,445)
Operating income (loss)	62,675	(47,358)	15,317
Interest and other income	61	577	638
Interest and other expense	(1,807)	(2,986)	(4,793)
Acquisition related costs	—	(100)	(100)
Equity in earnings of Affiliates Insurance Company	—	236	236
Gain on settlement	—	3,365	3,365
Gain on early extinguishment of debt	—	45	45
Gain on sale of available for sale securities	—	62	62
Provision for income taxes	—	(4,835)	(4,835)
Income (loss) from continuing operations	$60,929	$(50,994)	$9,935

	Senior Living Communities	Corporate and Other(1)	Total
Nine months ended September 30, 2011
Segment revenues:
Senior living, rehabilitation hospital and institutional pharmacy revenues	$803,647	$78,235	$881,882
Management fee revenue	383	—	383
Reimbursed costs incurred on behalf of managed communities	8,887	—	8,887
Total segment revenues	812,917	78,235	891,152

Segment expenses:
Operating expenses	592,098	70,798	662,896
Costs incurred on behalf of managed communities	8,887	—	8,887
Rent expense	137,716	7,758	145,474
Depreciation and amortization	12,159	1,546	13,705
Total segment expenses	750,860	80,102	830,962

Segment operating profit (loss)	62,057	(1,867)	60,190
General and administrative expenses(2)	—	(42,242)	(42,242)
Operating income (loss)	62,057	(44,109)	17,948
Interest and other income	100	875	975
Interest and other expense	(509)	(1,896)	(2,405)
Acquisition related costs	—	(1,530)	(1,530)
Equity in earnings of Affiliates Insurance Company	—	111	111
Gain on early extinguishment of debt	—	1	1
Gain on sale of available for sale securities	—	656	656
Provision for income taxes	—	(1,006)	(1,006)
Income (loss) from continuing operations	$61,648	$(46,898)	$14,750

(1)

Corporate and Other includes operations that we do not consider a material, separately reportable segment of our business and income and expenses that are not attributable to a specific reportable segment.

(2)	General and administrative expenses are not attributable to a specific reportable segment and include items such as corporate payroll and benefits and expenses of our home office activities.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 5. Goodwill and Other Intangible Assets

The goodwill and other intangible assets balance are attributable to our Senior Living Communities segment and relate to management agreements and trademarks we acquired in connection with a lease we entered into with SNH in 2009, goodwill and resident agreements we acquired in connection with our purchase of six senior living communities in 2011 (See Note 9) and goodwill we recorded in connection with our other senior living community acquisitions in previous years.  The changes in the carrying amount of goodwill and other intangible assets from January 1, 2012 to September 30, 2012 are as follows:

Total
Balance as of January 1, 2012	$29,414

Amortization of intangibles	(1,333)

Balance as of September 30, 2012	$28,081

Note 6.  Income Taxes

During the fourth quarter of 2011, we evaluated the realizability of our deferred tax assets, which include, among other things, our net operating losses, or NOL, and tax credits, and determined that it is more likely than not that we will realize the benefit of our deferred tax assets, and as a result, we realized in the fourth quarter of 2011, the full amount of the valuation allowance we had previously maintained against these deferred tax assets of $52,111.  For the nine months ended September 30, 2012, we recognized tax expense from continuing operations of $4,835.  We also recognized tax expense from discontinued operations of $7,135.  Our effective income tax rate increased during the nine months ended September 30, 2012 to 32.7% compared to 8.4% in the prior year period primarily because our previous rate had been reduced from the statutory rate due to the full utilization of the previously maintained valuation allowance against our NOL carry forwards.  As of December 31, 2011, our federal NOL carry forward, which begins to expire in 2025 if unused, was approximately $97,822, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $8,787.  Our NOL carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

During the third quarter of 2012, we released a valuation allowance of $752 related to capital losses which were used to offset a capital gain incurred in the sale of our pharmacy business.  We maintain a partial valuation allowance against certain deferred tax assets related to impaired investments.  When we believe that we will more likely than not realize the benefit of these deferred tax assets, we will record deferred tax assets as an income tax benefit in our condensed consolidated statements of income, which will affect our results of operations.

Note 7.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three and nine months ended September 30, 2012 and 2011 using the weighted average number of shares outstanding during the periods.  Diluted EPS for the periods ended September 30, 2012 and 2011 reflects additional shares of our common stock, $.01 par value per share, or our common shares, related to our convertible senior notes due in 2026, or the Notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include 553 and 486 unvested common shares as of September 30, 2012 and 2011, respectively, issued to our officers and others under our equity compensation plan, or our Share Award Plan.  Unvested shares issued under our Share Award Plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

The following table provides a reconciliation of income from continuing operations and income (loss) from discontinued operations and the number of common shares used in the computations of diluted EPS:

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2012			2011
	Income	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$3,405	47,927	$0.07	$3,546	47,557	$0.08
Effect of the Notes	166	2,461		—	—
Diluted income from continuing operations	$3,571	50,388	$0.07	$3,546	47,557	$0.08

Diluted income (loss) from discontinued operations	$13,034	50,388	$0.26	$(4,074)	47,557	$(0.09)

	Nine Months Ended September 30,
	2012			2011
	Income	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$9,935	47,913	$0.21	$14,750	40,294	$0.37
Effect of the Notes	—	—		1,007	2,875
Diluted income from continuing operations	$9,935	47,913	$0.21	$15,757	43,169	$0.36

Diluted income (loss) from discontinued operations	$11,511	47,913	$0.24	$(5,950)	43,169	$(0.14)

Note 8.  Fair Values of Assets and Liabilities

The information below presents the assets and liabilities that are measured at fair value on a recurring and non recurring basis at September 30, 2012, categorized by the level of inputs used in the valuation of each asset and liability.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Long lived assets held for sale (1)	$11,772	$—	$11,772
Long lived assets of discontinued operations (2)	8,644	—	8,644
Cash equivalents (3)	18,102	18,102	—
Available for sale securities (4)
Equity securities
Financial services industry	6,587	6,587	—
REIT industry	504	504	—
Other	792	792	—
Total equity securities	7,883	7,883	—
Debt securities
International bond fund	2,337	2,337	—
High yield fund	2,094	2,094
Industrial bonds	7,165	7,165	—
Government bonds	5,501	5,501	—
Financial bonds	993	993	—
Other	873	873	—
Total debt securities	18,963	18,963	—
Total available for sale securities	26,846	26,846	—

Total	$65,364	$44,948	$20,416

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

(2) In September 2012 and 2011, we recorded an asset impairment charge of $294 and $3,938, respectively, to reduce the carrying value of two SNFs we own that we have classified as discontinued operations to their estimated fair value based upon expected sales prices less costs to sell. In September 2012, in connection with the sale of our pharmacy business to Omnicare, Inc., or Omnicare, Omnicare did not acquire the real estate associated with one pharmacy.  We have decided to pursue the sale of this real estate and during the third quarter of 2012 we recorded a $350 asset impairment charge to reduce the carrying value of this property to its estimated fair value less costs to sell.  The estimated fair value of long-lived assets of discontinued operations was determined based on offers to purchase the properties and appraisals made by third parties (Level 2 inputs).

(3) Cash equivalents, consisting of money market funds held principally for obligations arising from our self insurance programs.

(4) Investments in available for sale securities are reported in our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $14,942 and $11,904, respectively, at September 30, 2012.  We estimate the fair value of our investments in available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.  In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.

Our investments in available for sale securities had amortized costs of $25,036 and $20,827 as of September 30, 2012 and December 31, 2011, respectively, had unrealized gains of $2,050 and $1,586 as of September 30, 2012 and December 31, 2011, respectively, and had unrealized losses of $240 and $185 as of September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, seven of the securities we hold, with a fair value of $5,928, have been in a loss position for less than 12 months.  At September 30, 2012, three of the securities we hold, with a fair value of $3,667, have been in a loss position for greater than 12 months.  Since these securities have not been in a loss period for an extended period of time, or we believe other factors support a conclusion that the loss is temporary, we do not believe these securities are impaired.  During the nine months ended September 30, 2012, we received gross proceeds of $928 in connection with the sales of available for sale securities and recorded gross realized gains totaling $65 and gross realized losses totaling $3.

During the nine months ended September 30, 2012, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2012.

The carrying values of accounts receivable, available for sale securities, accounts payable, mortgage notes payable and the bridge loan from SNH, or the Bridge Loan (see Note 10), approximate fair value as of September 30, 2012 and December 31, 2011.  The carrying value and fair value of the Notes were $24,872 and $24,499, respectively, as of September 30, 2012 and $37,282 and $33,181, respectively, as of December 31, 2011 and are categorized in level one of the fair value hierarchy in their entirety.  We estimate the fair value of the Notes using quoted market data for these securities. We measured the fair value of our equity investment in AIC, which is an Indiana insurance company that we currently own in equal proportion as each of the other seven shareholders of that company (see Note 12), categorized in level two of the fair hierarchy in its entirety, by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 9.  Acquisitions

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

For the nine months ended September 30, 2012 and 2011, we incurred acquisition related costs of $100 and $1,530, respectively.  These costs include transaction closing costs, professional fees (legal and accounting) and other acquisition related expenses.

Note 10.  Indebtedness

We have a $35,000 revolving secured line of credit, or our Credit Agreement, that matures on March 18, 2013 when all amounts outstanding will be due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus a spread.  As of September 30, 2012, the interest rate payable on borrowings under our Credit Agreement was 6% and we had $0 outstanding and $35,000 available under our Credit Agreement.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us.  As of September 30, 2012, we believe we were in compliance with all applicable covenants under our Credit Agreement. We incurred interest expense and other associated costs related to our Credit Agreement of $154 and $185 for the three months ended September 30, 2012 and 2011, respectively, and $509 and $548 for the nine months ended September 30, 2012 and 2011, respectively.

In April 2012, we entered into a new $150,000 secured revolving credit facility with a syndicate of lenders, or our New Credit Facility, which is in addition to our Credit Agreement.  The maturity date of our New Credit Facility is April 13, 2015, and, subject to our payment of extension fees and meeting certain other conditions, we have options to extend the

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

maturity date for two, one year periods.  The proceeds of our New Credit Facility are available for general business purposes, including the repayment of debt.  Borrowings under our New Credit Facility bear interest at LIBOR plus a spread.  As of September 30, 2012, the interest rate payable on borrowings under our New Credit Facility was 2.73% and we had $0 outstanding and $149,370 available under our New Credit Facility.  Borrowings under our New Credit Facility are guaranteed by certain of our subsidiaries and secured by real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral.  Funds available under our New Credit Facility may be drawn, repaid and redrawn until maturity and there are no scheduled principal payments prior to maturity.  Our New Credit Facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including a change of control of us.  Our New Credit Facility contains a number of financial covenants which generally restrict our ability to incur debts in excess of calculated amounts, require us to maintain a minimum net worth and require us to maintain various financial ratios.  As of September 30, 2012, we believe we were in compliance with all applicable covenants under our New Credit Facility.  We incurred interest expense and other associated costs related to our New Credit Facility of $762 and $1,287 for the three and nine months ended September 30, 2012, respectively.

In May 2011, we entered into the Bridge Loan agreement with SNH under which SNH agreed to lend us up to $80,000 to fund a part of the purchase price for our acquisitions of certain assets of the Indiana Communities.  During 2011, we completed our acquisitions of the assets of the Indiana Communities and, in connection with the acquisitions, borrowed $80,000 under the Bridge Loan.  During 2011, we repaid $42,000 of this advance with proceeds from the Public Offering and cash generated by operations.  In April 2012, we repaid in full the principal amount then outstanding under the Bridge Loan, resulting in termination of the Bridge Loan.  We funded the April 2012 repayment of the Bridge Loan with borrowings under our New Credit Facility and cash on hand.  We incurred interest expense and other associated costs related to the Bridge Loan of $0 and $187 for the three months ended September 30, 2012 and 2011, respectively, and $314 and $245 for the nine months ended September 30, 2012 and 2011, respectively.

In October 2006, we issued $126,500 principal amount of the Notes.  Our net proceeds from this issuance were approximately $122,600.  The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  Interest expense and other associated costs related to the Notes were $245 and $366 for the three months ended September 30, 2012 and 2011, respectively, and $876 and $1,102 for the nine months ended September 30, 2012 and 2011, respectively.  We issued the Notes pursuant to an indenture which contains various customary covenants.  As of September 30, 2012, we believe we were in compliance with all applicable covenants of the indenture governing the Notes.

During the nine months ended September 30, 2012, we purchased and retired $12,410 par value of the outstanding Notes and recorded a gain of $45, net of related unamortized costs, on early extinguishment of debt.  We funded this purchase principally with borrowings under our New Credit Facility and cash on hand.  During the nine months ended September 30, 2011, we purchased and retired $623 par value of the outstanding Notes and recorded a gain of $1, net of related unamortized costs, on early extinguishment of debt.  We funded this purchase principally with cash on hand.  As a result of these purchases and other purchases we made in prior years, $24,872 in principal amount of the Notes remain outstanding.  We may purchase additional outstanding principal amounts of the Notes from time to time.

At September 30, 2012, six of our senior living communities were encumbered by mortgage notes totaling $46,559: (1) two of our communities, which we have classified as discontinued operations, were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgage notes; (2) one of our communities was encumbered by a Federal National Mortgage Associate, or FNMA, mortgage note and; (3) three of our communities

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes.  These mortgages contain HUD, FNMA and FMCC standard mortgage covenants.  We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.  The weighted average interest rate on these notes was 6.68% as of September 30, 2012.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039.  We incurred mortgage interest expense, including premium amortization, of $709 and $405 for the three months ended September 30, 2012 and 2011, respectively, and $2,134 and $842 for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, we believe we were in compliance with all applicable covenants under these mortgages.

Note 11. Off Balance Sheet Arrangements

We have pledged certain of our assets, such as accounts receivable, with a carrying value, as of September 30, 2012, of $13,542 arising from our operation of 45 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender, FNMA.  As of September 30, 2012, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 12. Related Person Transactions

We were formerly a 100% owned subsidiary of SNH.  In 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders.  SNH is our largest stockholder and, as of the date of this report, SNH owned 4,235 of our common shares, or approximately 8.8% of our outstanding common shares.  SNH is our largest landlord and we manage several senior living communities for SNH.  As of September 30, 2012, we leased 188 senior living communities (including one that we have classified as discontinued operations) and two rehabilitation hospitals from SNH and managed 30 senior living communities for the account of SNH.  One of our Managing Directors, Mr. Barry Portnoy, is also a managing trustee of SNH.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, serves as a managing trustee of SNH.

Under our leases with SNH, we generally pay SNH rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Our total minimum annual rent payable to SNH as of September 30, 2012 was $196,704, excluding percentage rent.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization, was $50,119 and $50,456 for the three months ended September 30, 2012 and 2011, respectively, and $149,842 and $144,988 for the nine months ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012, pursuant to the terms of our leases with SNH, we sold $18,249 of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $1,472.  As of September 30, 2012, our property and equipment included $11,772 for similar improvements we have made to properties we lease from SNH that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to purchase such assets.

We began managing communities for SNH’s account in June 2011 in connection with SNH’s acquisition of certain senior living communities at that time.  We have since begun managing additional communities that SNH has acquired.  We manage the SNH managed communities pursuant to long term management agreements on substantially consistent terms.  In connection with these management agreements, we and SNH have entered into three pooling agreements, two pooling agreements which pool our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which pools our management agreements with SNH for communities consisting only of independent living units, or the IL Pooling Agreement.  We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012.  In connection with entering into the second AL Pooling Agreement, we and SNH amended and restated the initial AL Pooling Agreement so that it includes only the management agreements for 20 of the communities that include assisted living units that we and SNH agreed we would manage for SNH’s account.  The second AL Pooling Agreement includes the

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

management agreements for the remaining communities that include assisted living units that we currently manage for SNH’s account (other than with respect to the senior living community in New York described below).  We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities consisting only of independent living units.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determinations of fees and expenses of the various communities that are subject to each such pooling agreement, including determinations of our incentive fees and SNH’s return of its invested capital.  We earned management fee revenue of $1,284 and $3,431, respectively, for the three and nine months ended September 30, 2012, and $326 and $351 for the three and nine months ended September 30, 2011, respectively, with respect to the communities we manage for the account of SNH.  We expect that we may enter into additional management arrangements with SNH for senior living communities that SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH, including, as further disclosed below, with respect to two senior living communities SNH is currently leasing to Sunrise Senior Living, Inc., or Sunrise.  Our management of those two communities is subject to conditions, including receipt of regulatory approvals, and may not occur.  Also, there can be no assurances that we will manage any additional senior living communities for SNH’s account in the future.

In February 2012, we entered into a long term management agreement with SNH, on terms substantially consistent with the terms of our other management agreements that we have previously entered into with SNH for communities that include assisted living units, to manage for SNH’s account a senior living community in Alabama with 92 living units. This management agreement is included in the second AL Pooling Agreement.

In May 2012, we entered into a long term management agreement with SNH, on terms substantially consistent with the terms of our other management agreements that we have previously entered into with SNH for communities that include assisted living units, to manage for SNH’s account a senior living community in South Carolina with 59 living units, which community we had been managing for the prior owner’s account pending SNH’s acquisition.  This management agreement is included in the second AL Pooling Agreement.

Also in May 2012, we and SNH entered into an operations transfer agreement, or the Operations Transfer Agreement, with Sunrise.  Pursuant to the Operations Transfer Agreement, SNH and Sunrise agreed to accelerate the December 31, 2013 termination date of Sunrise’s leases for 10 senior living communities, or the 10 Communities, owned by SNH, and we agreed to operate the 10 Communities as a manager for SNH’s account pursuant to long term management agreements.  The Operations Transfer Agreement provides that these transactions will occur when we and SNH have obtained regulatory approvals to operate the affected 10 Communities.  As of October 30, 2012, we have entered into long term management agreements with SNH for eight of the 10 Communities, on terms substantially consistent with the terms of our other management agreements that we have previously entered into with SNH for communities that include assisted living units.  These management agreements are included in the second AL Pooling Agreement.  We currently expect that, following the termination of the leases for the remaining two of the 10 Communities, we will enter into long term management agreements with SNH, on terms substantially consistent with the terms of our other management agreements that we have previously entered into with SNH for communities that include assisted living units, to manage those communities for SNH’s account and that those communities will also be added to the second AL Pooling Agreement.  The termination of the leases for those remaining two communities and our management of those communities for SNH’s account are subject to conditions, including receipt of regulatory approvals, and may not occur.

In July 2012, we entered into a long term management agreement with SNH, on terms substantially consistent with the terms of our other management agreements that we have previously entered into with SNH for communities that include assisted living units, to manage for SNH’s account a senior living community in South Carolina with 232 living units, which community we had previously been managing for the prior owner’s account pending SNH’s acquisition.  This management agreement was added to our second AL Pooling Agreement.

In August 2012, we entered into a long term management agreement with SNH, on terms substantially consistent with the terms of our other management agreement that we have previously entered into with SNH for communities consisting only of independent living units, to manage for SNH’s account a senior living community in Missouri with 87 living units.  This management agreement was added to our IL Pooling Agreement.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Also in August 2012, we entered into a long term management agreement with SNH to manage for SNH’s account a portion of a senior living community in New York that is not subject to the requirements of New York healthcare licensing laws, consisting of 198 living units, on terms substantially consistent with the terms of our other management agreements that we have previously entered into with SNH for communities that include assisted living units, except that the management fee payable to us is equal to 5% of the gross revenues realized at that portion of the community, instead of 3% of gross revenues as is typically provided under our management agreements with SNH, and there is no incentive fee payable to us under this management agreement.  In order to accommodate certain requirements of New York healthcare licensing laws, SNH subleased the portion of this senior living community that is subject to such requirements, consisting of 111 living units, to an entity, D&R Yonkers LLC, which is owned by SNH’s president and chief operating officer and its treasurer and chief financial officer, and we entered into a long term management agreement with D&R Yonkers LLC to manage that portion of the community for D&R Yonkers LLC’s account.  Pursuant to that management agreement, D&R Yonkers LLC pays us a management fee equal to 3% of the gross revenues realized at that portion of the community and we are not entitled to any incentive fee under that agreement.

As discussed above in Notes 9 and 10, in May 2011, we and SNH entered into the Bridge Loan, under which SNH agreed to lend us up to $80,000 to help fund our purchase of the Indiana Communities.  In April 2012, we repaid in full the then outstanding principal amount under the Bridge Loan, resulting in termination of the Bridge Loan.  We incurred interest expense on the Bridge Loan of $0 and $314, respectively, for the three and nine months ended September 30, 2012, and $187 and $245, respectively, for the three and nine months ended September 30, 2011, which amounts are included in interest and other expense in our condensed consolidated statements of income.

In August 2012, SNH prepaid certain outstanding debt it had borrowed from FNMA, which debt was secured by certain properties we lease from SNH and other assets relating to those properties.  As a result of this prepayment, 11 of the 28 properties securing that debt were released from the mortgage and, in connection with that release, we entered into amendments to our leases with SNH so that these 11 properties were removed from the lease that exists to accommodate this debt and added to our other leases with SNH.

Reit Management & Research LLC, or RMR, provides us with certain business management and shared services under a business management and shared services agreement, or our business management agreement.  RMR also provides management services to SNH.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Director, Mr. Gerard Martin, is a director of RMR.  Our President and Chief Executive Officer and our Treasurer and Chief Financial Officer are officers of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner, President, Chief Executive Officer and a director of RMR and serves as a managing trustee of SNH.  SNH’s executive officers are officers of RMR and SNH’s president and chief operating officer is a director of RMR.  Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and his son serves as a managing trustee of a majority of those companies.  Pursuant to our business management agreement with RMR, we incurred expenses of $3,218 and $3,021 for the three months ended September 30, 2012 and 2011, respectively, and $9,696 and $8,668 for the nine months ended September 30, 2012 and 2011, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  We lease our headquarters from an affiliate of RMR for annual rent of approximately $748.  We incurred rent of $187 and $183 for the three months ended September 30, 2012 and 2011, respectively, and $552 and $718 for the nine months ended September 30, 2012 and 2011, respectively, which amounts include rent for an office space lease we had with an affiliate of RMR during the six months ended June 30, 2011.  In connection with these leases we incurred utilities expense and real estate taxes of $172 and $142 for the three months ended September 30, 2012 and 2011, respectively, and $515 and $206 for the nine months ended September 30, 2012 and 2011.

We, SNH, RMR and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company.  All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  We

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

recognized income of $115 and $28 for the three months ended September 30, 2012 and 2011, respectively, and $236 and $111 for the nine months ended September 30, 2012 and 2011, respectively, related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term and we paid a premium, including taxes and fees, of $6,264 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in that program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2, “Warning Concerning Forward Looking Statements” in Part I, and “Other Information” in Part II, Item 5, and our Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 21, 2012, or our Proxy Statement, and our other filings with the Securities and Exchange Commission, or the SEC, including Note 15 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with our related parties, including our leases, forms of management agreements and related pooling agreements and Bridge Loan agreement with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Note 13.  Discontinued Operations

In 2011, we decided to offer for sale two SNFs we own that are located in Michigan with a total of 271 living units.  In October 2012, we entered into an agreement to sell these two SNFs for a sale price of $8,000, including the transfer of $7,583 of HUD mortgage debt to the buyer.  In connection with this agreement, we recorded a $294 asset impairment charge to reduce the carrying value of these properties to their estimated fair value less costs to sell.  Completion of this sale is subject to customary closing conditions and we can provide no assurance that a sale of these SNFs will be completed.

In August 2011, we agreed with SNH that SNH should sell one assisted living community located in Pennsylvania with 103 living units, which we lease from SNH.  We and SNH are in the process of offering this assisted living community for sale and, if sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

In September 2012, we completed the sale of our pharmacy business to Omnicare. We received $34,298 in sale proceeds from Omnicare, which included $3,789 in working capital.  Further, we retained certain additional items of net working capital invested in the pharmacy business of $3,501.  Accordingly, we expect to receive a total of $37,799 (before taxes and transaction costs) in net cash receipts resulting from the sale.  We recorded a pre-tax capital gain on sale of the pharmacy business of $23,347.  In connection with the sale, Omnicare did not acquire the real estate associated with one pharmacy located in South Carolina.  We have decided to pursue the sale of this real estate and we recorded a $350 asset impairment charge during the third quarter of 2012 to reduce the carrying value of this property to its estimated fair value less costs to sell.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

We have reclassified the condensed consolidated balance sheets and the condensed consolidated statements of income for all periods presented to show the financial position and results of operations of our pharmacies and the communities which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$17,583	$25,208	$64,505	$83,032
Expenses	(20,256)	(29,282)	(69,206)	(88,982)
Gain on sale	23,347	—	23,347	—
Provision for income taxes	(7,640)	—	(7,135)	—
Net income (loss)	$13,034	$(4,074)	$11,511	$(5,950)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We have one reportable segment which consists of our senior living community business.  In the senior living community segment, we operate for our own account and manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents.  We do not consider our rehabilitation hospital operations to be a material, separately reportable segment of our business.  Consequently, we report our rehabilitation hospital operations within our corporate and other activities.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and is organized in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit for our one reportable segment excludes certain interest and other income, certain interest and other expense, provision for income taxes, equity in earnings of AIC, gain on settlement of litigation, sales of securities, and corporate income and expenses.

Key Statistical Data For the Three Months Ended September 30, 2012 and 2011:

The following tables present a summary of our operations for the three months ended September 30, 2012 and 2011:

Senior living communities:

	Three months ended September 30,
(dollars in thousands, except average daily rate)	2012	2011	$ Change	% Change
Senior living revenue	$277,568	$275,605	$1,963	0.7%
Management fee revenue	1,277	359	918	255.6%
Reimbursed costs incurred on behalf of managed communities	27,247	8,324	18,923	227.3%
Total revenue	306,092	284,288	21,804	7.7%
Senior living wages and benefits	(137,816)	(136,135)	(1,681)	(1.2)%
Other senior living operating expenses	(66,858)	(68,669)	1,811	2.6%
Costs incurred on behalf of managed communities	(27,247)	(8,324)	(18,923)	(227.3)%
Rent expense	(47,844)	(47,541)	(303)	(0.6)%
Depreciation and amortization expense	(5,741)	(4,923)	(818)	(16.6)%
Interest and other expense	(601)	(294)	(307)	(104.4)%
Interest and other income	22	19	3	(15.8)%
Senior living income from continuing operations	$20,007	$18,421	$1,586	8.6%

Total number of communities (end of period):
Owned and leased communities	222	222	—	—
Managed communities	30	14	16	114.3%
Number of total communities	252	236	16	6.8%

Total number of living units (end of period):
Owned and leased living units	23,764	23,764	—	—
Managed living units	4,498	1,415	3,083	217.9%
Number of total living units	28,262	25,179	3,083	12.2%

Owned and leased communities:
Occupancy %	85.7%	86.0%	n/a	(0.3)%
Average daily rate	$145.56	$147.46	$(1.90)	(1.3)%
Percent of senior living revenue from Medicaid	12.4%	12.3%	n/a	0.1%
Percent of senior living revenue from Medicare	12.6%	14.7%	n/a	(2.1)%
Percent of senior living revenue from private and other sources	75.0%	73.0%	n/a	2.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable senior living communities     (senior living communities that we have owned, leased or managed and operated continuously since July 1, 2011):

	Three months ended September 30,
(dollars in thousands, except average daily rate)	2012	2011	$ Change	% Change
Senior living revenue	$274,414	$275,054	$(640)	(0.2)%
Management fee revenue	259	245	14	5.7%
Senior living wages and benefits	(136,887)	(135,821)	(1,066)	(0.8)%
Other senior living operating expenses	(65,880)	(68,437)	2,557	3.7%

No. of communities (end of period)
Owned and leased communities	218	218	—	—
Managed communities	10	10	—	—
Number of total communities	228	228	—	—

No. of living units (end of period)
Owned and leased living units	23,278	23,278	—	—
Managed living units	934	934	—	—
Number of total living units	24,212	24,212	—	—

Occupancy %	85.7%	86.0%	n/a	(0.3)%
Average daily rate	$146.88	$147.65	$(0.77)	(0.5)%
Percent of senior living revenue from Medicaid	12.6%	12.4%	n/a	0.2%
Percent of senior living revenue from Medicare	12.7%	14.7%	n/a	(2.0)%
Percent of senior living revenue from private and other sources	74.7%	72.9%	n/a	1.8%

Corporate and Other:(1)

	Three months ended September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Rehabilitation hospital revenues	$26,328	$26,273	$55	0.2%
Rehabilitation hospital expenses	(23,734)	(23,300)	(434)	(1.9)%
Rehabilitation hospital rent expense	(2,679)	(2,597)	(82)	(3.2)%
Depreciation and amortization expense	(583)	(574)	(9)	(1.6)%
General and administrative expense(2)	(14,602)	(14,418)	(184)	(1.3)%
Equity in earnings of Affiliates Insurance Company	115	28	87	310.7%
Gain on sale of available for sale securities	63	529	(466)	(88.1)%
Interest and other income	177	336	(159)	(47.3)%
Interest and other expense	(1,161)	(740)	(421)	(56.9)%
Acquisition related costs	(100)	(226)	126	55.8%
Provision for income taxes	(426)	(186)	(240)	(129.0)%
Corporate and Other loss from continuing operations	$(16,602)	$(14,875)	$(1,727)	(11.6)%

(1)

Corporate and Other includes operations that we do not consider a material, separately reportable segment of our business and income and expenses that are not attributable to a specific reportable segment.

(2)	General and administrative expenses are not attributable to a specific reportable segment and include items such as corporate payroll and benefits and expenses of our home office activities.

Consolidated:

	Three months ended September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Summary of revenue:
Senior living communities	$306,092	$284,288	$21,804	7.7%
Corporate and other	26,328	26,273	55	0.2%
Total revenue	$332,420	$310,561	$21,859	7.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of income (loss) from continuing operations:
Senior living communities	$20,007	$18,421	$1,586	8.6%
Corporate and other	(16,602)	(14,875)	(1,727)	(11.6)%
Income from continuing operations	$3,405	$3,546	$(141)	(4.0)%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Senior living communities:

Our senior living revenue increased by 0.7% for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to an increase from 218 to 222 in the number of communities that we owned and leased since July 1, 2011, partially offset by a 7.5% reduction in aggregate Medicare payment rates for SNFs.  Our senior living revenue at the communities that we operated continuously since July 1, 2011, or our current quarter comparable communities, decreased 0.2% for the three months ended September 30, 2012 compared to the same period in 2011, primarily due to decreased per diem charges to residents and a 7.5% reduction in aggregate Medicare payment rates for our SNFs, partially offset by an increase in Medicaid payment rates in certain states.

In the third quarter of 2011, we began managing four senior living communities for SNH’s account and for the account of another owner pending SNH’s acquisition of that other owner’s community.  These four managed senior living communities were in addition to the 10 we began managing in the second quarter of 2011 for SNH.  Our management fee revenue and reimbursed costs incurred at these communities increased significantly during the three months ended September 30, 2012 compared to the same period in the previous year due to an increase from 14 to 30 in the number of communities we manage and because we managed these communities for the full quarter in 2012 and began managing four of them in the third quarter of 2011.

Our senior living wages and benefits increased 1.2% for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to an increase from 218 to 222 in the number of communities that we owned and leased during these periods, respectively, and to wage increases at our current quarter comparable communities.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, decreased by 2.6% due to net decreased charges for purchased services and decreased utility and various medical supply expenses at our current quarter comparable communities, partially offset by an increase in the number of communities that we owned and leased from 218 to 222, plus increased service provider fees at our current quarter comparable communities.  Our senior living wages and benefits at our current quarter comparable communities increased by 0.8% primarily due to wage increases.  Our other senior living operating expenses at our current quarter comparable communities decreased by 3.7% primarily due to net decreased charges for purchased services and decreased utility and various medical supplies, partially offset by increased service provider fees.  Our senior living rent expense increased by 0.6% compared to the same period in 2011 primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH at our request since July 1, 2011.

Our senior living depreciation and amortization expense increased by 16.6% for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to additional depreciation and amortization resulting from the three owned senior living communities that we acquired in the third quarter of 2011 and capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Interest and other expense attributable to our senior living communities increased by 104.4% for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to our assumption of three mortgage notes in connection with our acquisition of three of the Indiana Communities during the third quarter of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate and Other:

Our rehabilitation hospital revenues increased by 0.2% for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to higher Medicare rates and an increase in occupancy, partially offset by a decrease in managed care revenue.

Our rehabilitation hospital expenses increased by 1.9% for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to increases in labor and benefit costs.

Our rehabilitation hospital rent expense increased by 3.2% for the three months ended September 30, 2012 compared to the same period in 2011 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH at our request since July 1, 2011.

General and administrative expenses increased by 1.3% for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to increased personnel and information technology costs resulting from our acquisitions of additional communities during 2011 and wage increases.

Our interest and other income decreased by 47.3% for the three months ended September 30, 2012 compared to the same period in 2011 due to less investable cash and lower yields realized on our investments.

Our interest and other expense increased by 56.9% for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to interest paid on the New Credit Facility, partially offset by our purchase and retirement of $12.4 million par value of the outstanding Notes since September 30, 2011.

For the three months ended September 30, 2012, we recognized tax expense from continuing operations of $426,000.  Our effective income tax rate increased during the three months ended September 30, 2012 to 32.7% compared to 8.4% in the prior year period primarily because our previous rate had been reduced from the statutory rate due to our previous valuation allowance for our deferred tax asset relating to our NOL carry forwards which we reversed as of December 31, 2011. During the fourth quarter of 2011 we evaluated the realizability of certain of our deferred tax assets, which include, among other things, our NOLs and tax credits, and determined that it was more likely than not that we will realize the benefit of such deferred tax assets.  As of December 31, 2011, our federal NOL carry forward, which will begin to expire in 2025 if unused, was approximately $97.8 million, and our tax credit carry forward, which will begin to expire in 2022 if unused, was approximately $8.8 million.

Discontinued operations:

Income from discontinued operations for the three months ended September 30, 2012 increased $17.1 million to $13.0 million, compared to a loss of $4.1 million for the three months ended September 30, 2011.  Income from discontinued operations for the three months ended September 30, 2012 is primarily due to the $23.3 million gain on sale, before income tax expense of $7.6 million, we recorded relating to the sale of our pharmacy business, partially offset by losses we incurred at assisted living communities and SNFs that we have sold or expect to sell.  The loss from discontinued operations for the three months ended September 30, 2011 is primarily due to an impairment charge of $3.9 million to reduce the carrying value of two SNFs we own to their estimated fair value.

Key Statistical Data For the Nine Months Ended September 30, 2012 and 2011:

The following tables present a summary of our operations for the nine months ended September 30, 2012 and 2011:

Senior living communities:

	Nine months ended September 30,
(dollars in thousands, except average daily rate)	2012	2011	$ Change	% Change
Senior living revenue	$831,864	$803,647	$28,217	3.5%
Management fee revenue	3,666	383	3,283	857.2%
Reimbursed costs incurred on behalf of managed communities	76,750	8,887	67,863	763.6%
Total revenue	912,280	812,917	99,363	12.2%
Senior living wages and benefits	(412,808)	(398,975)	(13,833)	(3.5)%
Other senior living operating expenses	(200,062)	(193,123)	(6,939)	(3.6)%
Costs incurred on behalf of managed communities	(76,750)	(8,887)	(67,863)	(763.6)%
Rent expense	(143,092)	(137,716)	(5,376)	(3.9)%
Depreciation and amortization expense	(16,893)	(12,159)	(4,734)	(38.9)%
Interest and other expense	(1,807)	(509)	(1,298)	(255.0)%
Interest and other income	61	100	(39)	(39.0)%
Senior living income from continuing operations	$60,929	$61,648	$(719)	(1.2)%

Total number of communities (end of period):
Owned and leased communities	222	222	—	—
Managed communities	30	14	16	114.3%
Number of total communities	252	236	16	6.8%

Number of living units:
Owned and leased living units	23,764	23,764	—	—
Managed living units	4,498	1,415	3,083	217.9%
Number of total living units	28,262	25,179	3,083	12.2%

Owned and leased communities:
Occupancy %	85.7%	85.6%	n/a	0.1%
Average daily rate	$146.64	$150.15	$(3.51)	(2.3)%
Percent of senior living revenue from Medicaid	12.7%	12.6%	n/a	0.1%
Percent of senior living revenue from Medicare	12.8%	15.4%	n/a	(2.6)%
Percent of senior living revenue from private and other sources	74.5%	72.0%	n/a	2.5%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable senior living communities     (senior living communities that we have owned or leased and operated continuously since January 1, 2011):

	Nine months ended September 30,
(dollars in thousands, except average daily rate)	2012	2011	$ Change	% Change
Senior living revenue	$794,096	$791,717	$2,379	0.3%
Senior living wages and benefits	(400,310)	(394,724)	(5,586)	(1.4)%
Other senior living operating expenses	(190,316)	(190,096)	(220)	(0.1)%
No. of communities (end of period)	209	209	—	—
No. of living units (end of period)	22,175	22,175	—	—
Occupancy %	85.4%	85.5%	—	(0.1)%
Average daily rate	$150.79	$151.48	$(0.69)	(0.5)%
Percent of senior living revenue from Medicaid	13.2%	12.7%	n/a	0.5%
Percent of senior living revenue from Medicare	13.4%	15.6%	n/a	(2.2)%
Percent of senior living revenue from private and other sources	73.4%	71.7%	n/a	1.7%

Corporate and other:(1)

	Nine months ended September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Rehabilitation hospital revenues	$79,501	$78,235	$1,266	1.6%
Rehabilitation hospital expenses	(71,725)	(70,798)	(927)	(1.3)%
Rehabilitation hospital rent expense	(7,951)	(7,758)	(193)	(2.5)%
Depreciation and amortization expense	(1,738)	(1,546)	(192)	(12.4)%
General and administrative(2)	(45,445)	(42,242)	(3,203)	(7.6)%
Equity in earnings of Affiliates Insurance Company	236	111	125	112.6%
Gain on settlement	3,365	—	3,365	100.0%
Gain on early extinguishment of debt	45	1	44	4,400.0%
Gain on sale of available for sale securities	62	656	(594)	(90.5)%
Interest and other income	577	875	(298)	(34.1)%
Interest and other expense	(2,986)	(1,896)	(1,090)	(57.5)%
Acquisition related costs	(100)	(1,530)	1,430	93.5%
Provision for income taxes	(4,835)	(1,006)	(3,829)	(380.6)%
Corporate and Other loss from continuing operations	$(50,994)	$(46,898)	$(4,096)	(8.7)%

(1)

Corporate and Other includes operations that we do not consider material, separately reportable segments of our business, and income and expenses that are not attributable to a specific reportable segment.

(2)	General and administrative expenses are not attributable to a specific reportable segment and include items such as corporate payroll and benefits and expenses of our home office activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated:

	Nine months ended September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Summary of revenue:
Senior living communities	$912,280	$812,917	$99,363	12.2%
Corporate and Other	79,501	78,235	1,266	1.6%
Total revenue	$991,781	$891,152	$100,629	11.3%

Summary of income (loss) from continuing operations:
Senior living communities	$60,929	$61,648	$(719)	(1.2)%
Corporate and Other	(50,994)	(46,898)	(4,096)	(8.7)%
Income from continuing operations	$9,935	$14,750	$(4,815)	(32.6)%

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Senior living communities:

Our senior living revenue increased by 3.5% for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to an increase from 209 to 222 in the number of communities that we owned and leased during these periods, respectively, partially offset by a 7.5% reduction in aggregate Medicare payment rates for SNFs.  Our senior living revenue at the communities that we operated continuously since January 1, 2011, or our comparable communities, increased 0.3% for the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to an increase in Medicaid payment rates in certain states, partially offset by a 7.5% reduction in aggregate Medicare payment rates for our SNFs.

In June 2011, we began managing 10 senior living communities for SNH.  In the third quarter of 2011 we began managing four additional senior living communities for SNH’s account and for the account of another owner pending SNH’s acquisition of that other owner’s community.  Our management fee revenue and reimbursed costs incurred at these communities increased significantly during the nine months ended September 30, 2012 due to an increase from 14 to 30 in the number of communities we manage and because we managed these communities for the full nine months in 2012 versus our beginning to manage 10 of them in June 2011 and four in the third quarter of 2011.

Our senior living wages and benefits increased 3.5% for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to an increase from 209 to 222 in the number of communities that we owned and leased during these periods, respectively, and to wage increases at our comparable communities.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 3.6% due to an increase in the number of communities that we owned and leased from 209 to 222, plus increased service provider fees at our comparable communities, partially offset by a decrease in various medical supplies and decreased utility costs as a result of mild weather experienced throughout the U.S. during the first quarter of 2012.  Our senior living wages and benefits at our comparable communities increased by 1.4% primarily due to wage increases.  Our other senior living operating expenses at our comparable communities increased by 0.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

primarily due to an increase in service provider fees, partially offset by a decrease in various medical supplies and decreased utility costs as a result of mild weather experienced throughout the U.S. during the first quarter of 2012.  Our senior living rent expense increased by 3.9% compared to the same period in 2011 primarily due to the addition of six communities we began to lease during the second quarter of 2011 and our payment of additional rent for senior living community capital improvements purchased by SNH at our request since January 1, 2011.

Our senior living depreciation and amortization expense increased by 38.9% for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to additional depreciation and amortization resulting from the seven owned senior living communities that we acquired in the second and third quarters of 2011 and capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Interest and other expense attributable to our senior living communities increased by 255.0% for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to our assumption of four mortgage notes in connection with our acquisition of four senior living communities during the second and third quarters of 2011.

Corporate and Other:

Our rehabilitation hospital revenues increased by 1.6% for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to higher Medicare and third party payer rates, partially offset by a decrease in occupancy.

Our rehabilitation hospital expenses increased by 1.3% for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to increases in labor and benefit costs, partially offset by a decrease in purchases relating to ancillary supplies.

Our rehabilitation hospital rent expense increased by 2.5% for the nine months ended September 30, 2012 compared to the same period in 2011 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH at our request since January 1, 2011.

General and administrative expenses increased by 7.6% for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to increased regional personnel and information technology costs resulting from our acquisitions of additional communities during 2011 and wage increases.

Our interest and other income decreased by 34.1% for the nine months ended September 30, 2012 compared to the same period in 2011 due to less investable cash and lower yields realized on our investments.

Our interest and other expense increased by 57.5% for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to interest paid on the New Credit Facility and the Bridge Loan, partially offset by our purchase and retirement of $12.4 million par value of the outstanding Notes since September 30, 2011.

During the nine months ended September 30, 2012, we recorded a gain of $3.4 million, net of legal fees, pursuant to a litigation settlement with Sunrise.

During the nine months ended September 30, 2012 and 2011, we incurred $100,000 and $1.5 million, respectively, of acquisition related costs in connection with our acquisition activity.

For the nine months ended September 30, 2012, we recognized tax expense from continuing operations of $4.8 million.  Our effective income tax rate increased during the nine months ended September 30, 2012 to 32.7% compared to 8.4% in the prior year period primarily because our previous rate had been reduced from the statutory rate due to our previous valuation allowance for our deferred tax asset relating to our NOL carry forwards which we reversed as of December 31, 2011. During the fourth quarter of 2011 we evaluated the realizability of certain of our deferred tax assets, which include, among other things, our NOLs and tax credits, and determined that it is more likely than not that we will realize the benefit of such deferred tax assets.  As of December 31, 2011, our federal NOL carry forward, which will begin to expire in 2025 if unused, was approximately $97.8 million, and our tax credit carry forward, which will begin to expire in 2022 if unused, was approximately $8.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued operations:

Income from discontinued operations for the nine months ended September 30, 2012 increased $17.5 million to $11.5 million, compared to a loss of $6.0 million for the nine months ended September 30, 2011.  Income from discontinued operations for the nine months ended September 30, 2012 is primarily due to the $23.3 million gain on sale, before income tax expense of $7.1 million, we recorded relating to the sale of our pharmacy business, partially offset by losses we incurred at assisted living communities and SNFs that we have sold or expect to sell.  The loss from discontinued operations for the three months ended September 30, 2011 is primarily due to an impairment charge of $3.9 million to reduce the carrying value of two SNFs we own to their estimated fair value and losses we incurred at assisted living communities and these SNFs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had unrestricted cash and cash equivalents of $14.3 million, $35.0 million available to borrow under our Credit Agreement and $149.4 million available to borrow under our New Credit Facility.

We believe that a combination of our existing cash, cash equivalents, net cash from operations and our ability to borrow under our Credit Agreement and our New Credit Facility, as described in Note 10 to our Condensed Consolidated Financial Statements in Item 1 above, will provide us with adequate cash flow to fund our debt obligations and run our business, invest in and maintain our properties and fund future acquisitions, if any, for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies decline from historic levels or if the non-government rates we receive for our services decline, if government reimbursement rates are reduced, and we are unable to generate positive cash flow for an extended period, we expect that we would explore alternatives to fund our operations.  Such alternatives may include further reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our New Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our communities that are not subject to existing mortgages and issuing new equity or debt securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but this registration statement does not assure that there will be buyers for such securities.

Assets and Liabilities

Our total current assets at September 30, 2012 were $128.5 million, compared to $148.3 million at December 31, 2011.  At September 30, 2012, we had cash and cash equivalents of $14.3 million compared to $28.4 million at December 31, 2011.  Our current liabilities were $157.9 million at September 30, 2012 compared to $189.3 million at December 31, 2011.  The decrease in our cash and cash equivalents results from part of our repayment of our New Credit Facility, the Bridge Loan and a portion of the outstanding Notes during 2012 with cash on hand, partially offset by cash received from the sale of our pharmacy business.  The decrease in current liabilities results from the repayment of the Bridge Loan, partially offset by timing of payment and accrual differences.

We had net cash flows from continuing operations of $43.2 million for the nine months ended September 30, 2012 compared to $46.0 million for the same period in 2011.  Acquisitions of property plant and equipment on a net basis after considering the proceeds from sales of fixed assets to SNH, were $22.0 million and $18.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Our Leases and Management Agreements with SNH

As of September 30, 2012, we leased 188 senior living communities (including one that we classify as discontinued operations) and two rehabilitation hospitals from SNH under four leases and we managed 30 senior living communities for the account of SNH.  Our total minimum annual rent payable to SNH under those leases as of September 30, 2012 was $196.7 million, excluding percentage rent.  We paid approximately $1.2 million and $1.3 million in percentage rent to SNH for the three months ended September 30, 2012 and 2011, respectively, and $3.6 million and $3.8 million in percentage rent to SNH for the nine months ended September 30, 2012 and 2011, respectively.

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH.  During the nine months ended September 30, 2012, pursuant to the terms of our

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

existing leases with SNH, we sold $18.2 million of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $1.5 million. As of September 30, 2012, our property and equipment included $11.8 million for similar improvements we have made to properties we lease from SNH that we currently expect to request that SNH purchase from us for an increase in future rent.

As of September 30, 2012, we managed 30 senior living communities for SNH’s account pursuant to long term management agreements, which, subject to certain exceptions, generally provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital.  We have entered into three pooling agreements with SNH, which combine our management agreements with SNH and aggregate the determinations of fees and expenses of the various communities that are subject to each such pooling agreement, including determinations of our incentive fees and SNH’s return of its invested capital.  We earned management fee revenue of $1.3 million and $3.4 million, respectively, for the three and nine months ended September 30, 2012, and $326,000 and $351,000, respectively, for the three and nine months ended September 30, 2011, with respect to the communities we managed for the account of SNH during those periods.

For further information regarding our leases and management agreements with SNH , please see Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Pharmacy Sale

In September 2012, we completed the sale of our pharmacy business.  We received $34.3 million in sale proceeds, which included $3.8 million in working capital.  Further, we retained certain additional items of net working capital invested in the pharmacy business of $3.5 million.  Accordingly, we expect to receive a total of $37.8 million (before taxes and transaction costs) in net cash receipts resulting from the sale.  We recorded a pre-tax capital gain on sale of the pharmacy business of $23.3 million.

Other Disposition Activity

In October 2012, we entered into an agreement to sell two SNFs with a total of 271 living units that we own which are located in Michigan for a sale price of $8.0 million, including the transfer of $7.6 million of HUD mortgage debt to the buyer.  Completion of this sale is subject to customary closing conditions and we can provide no assurance that a sale of these SNFs will be completed.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics, sales of capital expenditures to SNH for increased rent and borrowings under our credit facilities are our primary source of cash to fund our operating expenses, including rent, principal and interest payments on our debt and capital expenditures.

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

At some of our senior living communities, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement”, and in Part 1, Item 2 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, under the caption “Our Revenues”.  Medicare and Medicaid revenues were earned primarily at our SNFs and our two rehabilitation hospitals.  We derived 29.4% and 31.5% of our total revenues from these programs during the nine months ended September 30, 2012 and 2011, respectively.

Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $157.8 million and $173.0 million during the nine months ended September 30, 2012 and 2011, respectively.  Our net

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medicaid revenues from services to senior living community residents and at our rehabilitation hospitals totaled $105.9 million and $102.0 million during the nine months ended September 30, 2012 and 2011, respectively.

Effective October 1, 2011, the Federal Centers for Medicare and Medicaid Services, or CMS, adopted a rule that updated Medicare prospective payment rates for SNFs, which affects the 5,356 skilled nursing units we operate.  As discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement”, CMS estimates that the final rule will result in a net reduction of approximately 11.1% in aggregate Medicare payment rates for SNFs in federal fiscal year 2012.  The impact on our SNF Medicare revenues in the nine months ended September 30, 2012 was a reduction of approximately $7.9 million.  CMS also issued updated Medicare prospective payment rates for SNFs effective October 1, 2012, which CMS estimates will result in a net increase of approximately 1.8% in aggregate Medicare payment rates for SNFs in federal fiscal year 2013.  Despite this increase, Medicare payment rates for SNFs in federal fiscal year 2013 continue to be lower than rates two years ago in federal fiscal year 2011.  We expect Medicare payment rates for SNFs to continue to have a material and adverse effect on our future financial results of operations in federal fiscal year 2013.

Also effective October 1, 2011, CMS adopted a rule that updated Medicare prospective payment rates for inpatient rehabilitation facilities, or IRFs, which affects the two rehabilitation hospitals we operate.  This rule includes an increase in the Medicare payment rates for IRFs that CMS estimates to be approximately 2.2% in federal fiscal year 2012.  However, as discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement”, we estimate that the increase in our rehabilitation hospitals’ Medicare payment rates may be approximately 1.0%.  The rule also establishes a new quality reporting program that provides for a 2% reduction in the annual payment update beginning in 2014 for failure to report required quality data to the Secretary of Health and Human Services.  Medicare revenues realized at our IRFs in the year ended December 31, 2011 and the nine months ended September 30, 2012, were approximately $68.6 million and $52.8 million, respectively.  CMS also issued updated Medicare prospective payment rates for IRFs effective October 1, 2012, which CMS estimates will result in a net increase of approximately 2.1% in aggregate Medicare payment rates for IRFs in federal fiscal year 2013.  However, due to a number of factors, we again estimate that the increase in our hospitals’ Medicare payment rates may be approximately 1.0%. The calculation of Medicare rate adjustments applicable at our IRFs is complex and will depend upon patient case mixes.  Accordingly, we cannot predict the final impact of the Medicare rate adjustments to our IRF results at this time.

Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.  Also, effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs which had been in effect since October 1, 2008.  We expect the ending of these temporary federal payments, combined with the anticipated slow recovery of state tax revenues since the recent recession, to result in continued difficult state fiscal conditions.  As a result, some state budget deficits likely will increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations.  Similarly, we are unable to predict the impact on us of the insurance changes, payment changes, and healthcare delivery systems changes contained in and to be developed pursuant to the Patient Protection and Affordable Care Act, or PPACA, or the impact the various remaining challenges and potential changes to PPACA may have on its implementation.  If the changes to be implemented under PPACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to residents, our future financial results could be materially and adversely affected.

Debt Financings and Covenants

We have a $35.0 million Credit Agreement that matures on March 18, 2013 when all amounts outstanding will be due. Borrowings under our Credit Agreement are available for acquisitions, working capital and general business purposes.  Funds available under our Credit Agreement may be drawn, repaid and redrawn until maturity and no principal payment is due until maturity.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus a spread.  As of September 30, 2012, the interest rate payable on borrowings under our Credit Agreement was 6% and we had $0 outstanding and $35.0 million available under our Credit Agreement.  We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios, places limits on our ability to incur or assume debt or create liens with respect to certain of our properties and has other customary provisions. Our Credit Agreement also provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us.  As of September 30, 2012, we believe we were in compliance with all applicable covenants under our Credit Agreement.

In April 2012, we entered into our $150.0 million New Credit Facility.  The maturity date of our New Credit Facility is April 13, 2015, and, subject to our payment of extension fees and meeting certain other conditions, we have options to extend the maturity date for two, one year periods.  The proceeds of our New Credit Facility are available for general business purposes, including the repayment of debt.  Borrowings under our New Credit Facility bear interest at LIBOR plus a spread.  As of September 30, 2012, the interest rate payable on borrowings under our New Credit Facility was 2.73% and we had $0 outstanding and $149.4 million available under our New Credit Facility.  Borrowings under our New Credit Facility are guaranteed by certain of our subsidiaries and secured by real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral.  Funds available under our New Credit Facility may be drawn, repaid and redrawn until maturity and there are no scheduled principal payments prior to maturity.  Our New Credit Facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including a change of control of us.  Our New Credit Facility contains a number of financial covenants which generally restrict our ability to incur debts in excess of calculated amounts, require us to maintain a minimum net worth and require us to maintain various financial ratios.  As of September 30, 2012, we believe we were in compliance with all applicable covenants under our New Credit Facility.

There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the general effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our Credit Agreement and our New Credit Facility.

In October 2006, we issued $126.5 million principal amount of the Notes.  Our net proceeds from this issuance were approximately $122.6 million.  The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of the Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time and the holders may require that we purchase all or a portion of these Notes on each of October 15 of 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  We issued the Notes pursuant to an indenture which contains various customary covenants.  As of September 30, 2012, we believe we were in compliance with all applicable covenants of the indenture governing the Notes.

During the nine months ended September 30, 2012, we purchased and retired $12.4 million par value of the outstanding Notes and recorded a gain of $45,000, net of related unamortized costs, on early extinguishment of debt.  We funded this purchase principally with borrowings under our New Credit Facility and cash on hand.  During the nine months ended September 30, 2011, we purchased and retired $623,000 par value of the outstanding Notes and recorded a gain of $1,000, net of related unamortized costs, on early extinguishment of debt.  We funded this purchase principally with cash on hand.  As a result of these purchases and other purchases we made in prior years, $24.9 million in principal amount of the Notes remain outstanding.  We may purchase additional outstanding principal amounts of the Notes from time to time.

At September 30, 2012, six of our senior living communities were encumbered by mortgage notes totaling $46.6 million: (1) two of our communities, which we have classified as discontinued operations, were encumbered by HUD insured mortgage notes; (2) one of our communities was encumbered by a FNMA mortgage note; and (3) three of our communities were encumbered by FMCC mortgage notes.  These mortgages contain HUD, FNMA and FMCC standard mortgage covenants.  The weighted average interest rate on these notes was 6.68% as of September 30, 2012.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039.  As of September 30, 2012, we believe we were in compliance with all applicable covenants under these mortgages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off Balance Sheet Arrangements

We have pledged certain of our assets, such as accounts receivable, with a carrying value, as of September 30, 2012, of $13.5 million arising from our operation of 45 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender, FNMA.  As of September 30, 2012, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

We have relationships and historical and continuing transactions with our Directors, our executive officers, SNH, RMR and AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example: we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also directors or officers of ours or RMR, including SNH, which is our former parent, our largest landlord and our largest stockholder; D&R Yonkers LLC, which is owned by SNH’s executive officers and for which we manage that portion of a senior living community which it subleases from SNH in order to accommodate certain requirements of New York healthcare licensing laws; we, SNH, RMR and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  Also, as a further example, RMR assists us with various aspects of our business pursuant to a business management agreement.  For further information about these and other such relationships and related person transactions, please see Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and “Other Information” in Part II, Item 5, and our Annual Report, our Proxy Statement and our other filings with the SEC, including Note 15 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our leases, forms of management agreements and related pooling agreements and Bridge Loan agreement with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with SNH, RMR, D&R Yonkers LLC and AIC are on commercially reasonable terms.  We also believe that our relationships with SNH, RMR and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

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

Changes in market interest rates affect the fair value of our fixed rate debt; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  For example, based upon discounted cash flow analysis, if prevailing interest rates were to increase by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $46.6 million aggregate principal amount of outstanding mortgage debt and $24.9 million aggregate principal amount of the outstanding Notes on September 30, 2012 would decline by approximately $3.2 million; and, similarly, if prevailing interest rates were to decline by 10% of current interest rates and other credit market considerations remained unchanged, the aggregate market value of our $46.6 million aggregate principal amount of outstanding mortgage debt and $24.9 million aggregate principal amount of the outstanding Notes on September 30, 2012, would increase by approximately $3.4 million.

Borrowings under our Credit Agreement bear interest at floating rates and our Credit Agreement matures on March 18, 2013.  As of September 30, 2012, we had $0 outstanding and $35.0 million available under our Credit Agreement.  We borrow in U.S. dollars and borrowings under our Credit Agreement bear interest at LIBOR (with a floor of 2% per annum) plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates, all other credit market conditions remaining unchanged, would not affect the value of our Credit Agreement but could affect our operating results.  For example, if the maximum amount of $35.0 million were drawn under our Credit Agreement and interest rates above the floor or minimum rate decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $350,000, or $0.01 per share, based on our outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

Borrowings under our New Credit Facility bear interest at floating rates and our New Credit Facility matures on April 13, 2015.  As of September 30, 2012, we had $0 outstanding and $149.4 million available under our New Credit Facility.  We borrow in U.S. dollars and borrowings under our New Credit Facility bear interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates.  A change in interest rates, all other credit market conditions remaining unchanged, would not affect the value of our New Credit Facility but could affect our operating results.  For example, if the maximum amount of $149.4 million were drawn under our New Credit Facility and interest rates decreased or increased by 1% per annum, our annual interest expense would decrease or increase by $1.5 million, or $0.03 per share, based on our outstanding common shares.  If interest rates were to change gradually over time, the impact would occur over time.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS PROFITABLY,

•                  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER RATE SETTING AND REGULATORY REQUIREMENTS,

•                  OUR ABILITY TO MEET OUR DEBT AND RENT OBLIGATIONS,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  CHANGES IN MEDICARE AND MEDICAID POLICIES WHICH COULD RESULT IN REDUCED RATES OF PAYMENT,

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,

•                  COMPETITION WITHIN THE SENIOR LIVING INDUSTRY AND OUR OTHER BUSINESSES,

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SNH, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES, AND

•                  COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS, COSTS AND ADMINISTRATIVE BURDENS THAT REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS.

FOR EXAMPLE:

•                  THE VARIOUS GOVERNMENTS WHICH PAY US FOR THE SERVICES WE PROVIDE TO OUR RESIDENTS AND PATIENTS ARE CURRENTLY EXPERIENCING SEVERE BUDGET SHORTFALLS AND MAY LOWER THE MEDICARE, MEDICAID AND OTHER RATES THEY PAY US.  BECAUSE WE OFTEN CANNOT ETHICALLY LOWER THE QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE, MEDICAID AND OTHER RATES WE ARE PAID, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO BEGIN MANAGING THE REMAINING TWO COMMUNITIES OWNED BY SNH AND CURRENTLY LEASED BY SUNRISE BEFORE YEAR END 2012 AND AFTER ALL APPROPRIATE REGULATORY APPROVALS ARE OBTAINED.  THE TRANSFER OF OPERATING CONTROL OF THESE TWO COMMUNITIES IS SUBJECT TO REGULATORY APPROVALS IN THE STATE WHERE EACH COMMUNITY IS LOCATED.  WE CANNOT CONTROL THE RESULTS OR TIMING OF THESE APPROVAL PROCESSES.  ACCORDINGLY, SOME OF THESE APPROVALS MAY BE DELAYED OR NOT OCCUR AND OUR MANAGEMENT OF THESE COMMUNITIES MAY BE DELAYED OR MAY NOT OCCUR,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT AT SEPTEMBER 30, 2012, WE HAD $14.3 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR CREDIT FACILITIES, THAT WE HAD $184.4 MILLION AVAILABLE TO BORROW UNDER OUR CREDIT FACILITIES, AND THAT WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND INTEND TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH; ALL OF WHICH MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY.  HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•                  OUR RESIDENTS AND PATIENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS AND INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENT AND OTHER PAYERS,

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

•                  THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR CREDIT AGREEMENT AND OUR NEW CREDIT FACILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF OUR ACCOUNTS RECEIVABLES AND INVENTORY SECURING OUR CREDIT AGREEMENT AND THE VALUE OF THE PROPERTIES SECURING OUR NEW CREDIT FACILITY.  ACCORDINGLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT AGREEMENT AND UNDER OUR NEW CREDIT FACILITY AT ANY TIME MAY BE LESS THAN $35.0 MILLION AND $150.0 MILLION, RESPECTIVELY; FURTHER, OUR CREDIT AGREEMENT IS SCHEDULED TO EXPIRE IN MARCH 2013,

•                  THIS QUARTERLY REPORT ON FORM 10-Q DISCUSSES THE INTEREST TO BE PAID ON BORROWINGS UNDER OUR CREDIT AGREEMENT AND UNDER OUR NEW CREDIT FACILITY.  HOWEVER, ACTUAL COSTS UNDER OUR CREDIT AGREEMENT AND UNDER OUR NEW CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A SPREAD BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT AGREEMENT AND OUR NEW CREDIT FACILITY,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE MAY PURCHASE ADDITIONAL OUTSTANDING PRINCIPAL AMOUNTS OF THE NOTES FROM TIME TO TIME.  HOWEVER, THERE CAN BE NO ASSURANCE WE WILL DO SO,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR EXPECTED NET CASH RECEIPTS RESULTING FROM THE SALE OF OUR PHARMACY BUSINESS ARE $37.8 MILLION, BEFORE TRANSACTION COSTS.  THESE EXPECTED NET CASH RECEIPTS INCLUDE ACCOUNTS RECEIVABLE THAT WE RETAINED.  FURTHER, THE PURCHASE AGREEMENT INCLUDES CUSTOMARY INDEMNIFICATION OBLIGATIONS AND REQUIRES US TO ESCROW A PORTION OF THE PURCHASE PRICE IN CONNECTION WITH THE INDEMNIFICATION OBLIGATIONS.  IF WE ARE UNABLE TO COLLECT ACCOUNTS RECEIVABLE THAT WE HAVE RETAINED OR ARE REQUIRED TO PAY AMOUNTS (INCLUDING WITH ESCROWED PROCEEDS) TO SATISFY INDEMNIFICATION OBLIGATIONS IN THE FUTURE, THE ACTUAL NET CASH RECEIPTS WE MAY REALIZE FROM THIS SALE, AND ANY CORRESPONDING CAPITAL GAIN, MAY BE REDUCED,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO AN AGREEMENT TO SELL TWO SNFs THAT WE OWN LOCATED IN MICHIGAN.  THIS SALE IS SUBJECT TO CUSTOMARY CLOSING CONDITIONS.  SOME OF THESE CONDITIONS MAY NOT BE MET, THE SALE MAY NOT OCCUR OR THE SALE MAY BE DELAYED,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE AND SNH ARE OFFERING FOR SALE AN ASSISTED LIVING COMMUNITY IN PENNSYLVANIA THAT WE LEASE FROM SNH.  WE AND SNH MAY NOT BE ABLE TO SELL THIS PROPERTY ON ACCEPTABLE TERMS OR OTHERWISE, AND

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

Part II.   Other Information

Item 5.  Other Information

As discussed elsewhere in this Quarterly Report on Form 10-Q, in May 2011, we and SNH entered into an AL Pooling Agreement which pools our management agreements with SNH for communities that include assisted living units.  On October 30, 2012, we and SNH entered into an amendment and restatement of the initial AL Pooling Agreement so that it includes only the management agreements for 20 of the communities that include assisted living units that we and SNH agreed we would manage for SNH’s account.  Also on October 30, 2012, we and SNH entered into a second AL Pooling Agreement which pools our management agreements with SNH for the remaining communities that include assisted living units that we currently manage for SNH’s account (other than with respect to the senior living community in New York described in Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report).

The terms of the second AL Pooling Agreement are substantially similar to the terms of the amended and restated initial AL Pooling Agreement.  Descriptions of the first AL Pooling Agreement appear in Note 15 to our Consolidated Financial Statements included in our Annual Report and in the sections of our Annual Report captioned “Properties — Our SNH Leases and Management Agreements — Management Contracts” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Leases and Management Agreements with SNH” and “—Related Person Transactions,” which descriptions are hereby incorporated by reference.

For more information about the AL Pooling Agreements and the management agreements pooled under the AL Pooling Agreements, please see the descriptions of those agreements elsewhere in this Quarterly Report on Form 10-Q, including Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Leases and Management Agreements with SNH” and “—Related Person Transactions” in Part I, Item 2, and in our Annual Report, including the sections of the Annual Report referred to in the preceding paragraph.

The foregoing descriptions of the AL Pooling Agreements and the management agreements pooled under the AL Pooling Agreements are not complete and are subject to and qualified in their entirety by reference to the copy of the first AL Pooling Agreement filed as Exhibit 10.18 to our Current Report on Form 8-K dated May 13, 2011, or our May 2011 Current Report, the copy of the related representative form of accession agreement filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, the copies of the initial AL Pooling Agreement, as amended and restated, and the second AL Pooling Agreement filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q and the copy of the representative form of management agreement for assisted living communities filed as Exhibit 10.17 to our May 2011 Current Report, each of which is incorporated herein by reference.

The terms of the initial AL Pooling Agreement, as amended and restated, and the second AL Pooling Agreement were approved by our Independent Directors and Board of Directors and by the independent trustees and board of trustees of SNH.

For more information about our relationships and transactions with SNH, RMR and other companies to which RMR provides management services and others affiliated with or related to them, please see Part I of this Quarterly Report on Form 10-Q, including Note 12 to our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions.”

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

3.3	Amended and Restated Bylaws of Five Star Quality Care, Inc., adopted February 14, 2012. (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011.)

4.1	Form of Common Share Certificate. (Filed herewith.)

4.2	Rights Agreement, dated as of March 10, 2004, between Five Star Quality Care, Inc. and EquiServe Trust Company, N.A. (Incorporated by reference to our Current Report on Form 8-K dated March 10, 2004.)

4.3

Appointment of Successor Rights Agent, dated as of December 13, 2004, between Five Star Quality Care, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to our Current Report on Form 8-K dated December 13, 2004.)

10.1	Representative form of Indemnification Agreement. (Filed herewith.)

10.2

Amended and Restated Pooling Agreement No. 1, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust, amending the Pooling Agreement, dated as of May 12, 2011, between such parties. (Filed herewith.)

10.3	Pooling Agreement No. 2, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)

10.4

Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.5

Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain affiliates of Senior Housing Properties Trust, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant. (Filed herewith.)

10.6

Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Filed herewith.)

10.7

Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)

99.1	Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)

99.2	Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Filed herewith.)

99.3

Joinder to, Amendment and Confirmation of Guarantees and Security Agreements, dated as of August 31, 2012, by and among certain subsidiaries of Senior Housing Properties Trust, Five Star Quality Care, Inc. and certain subsidiaries of Five Star Quality Care, Inc. (Filed herewith.)

99.4

Joinder to, Amendment and Confirmation of Guarantees and Security Agreements, dated as of August 31, 2012, by and among certain subsidiaries of Senior Housing Properties Trust, Five Star Quality Care, Inc. and certain subsidiaries of Five Star Quality Care, Inc. (Filed herewith.)

99.5

Joinder to, Amendment and Confirmation of Guarantees and Security Agreements, dated as of August 31, 2012, by and among certain subsidiaries of Senior Housing Properties Trust, Five Star Quality Care, Inc. and certain subsidiaries of Five Star Quality Care, Inc. (Filed herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: October 30, 2012

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: October 30, 2012