Form 10-K
period 2012-12-31
FIVE STAR QUALITY CARE INC
filed 2013-02-19
CIK 1159281

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of common stock, $.01 par value, or common shares, of the registrant held by non-affiliates was $130.5 million based on the $3.07 closing price per common share on the New York Stock Exchange on June 29, 2012. For purposes of this calculation, an aggregate of 5,407,952.1 common shares, including 4,235,000 common shares held by Senior Housing Properties Trust, or SNH, are held by the directors and officers of the registrant and SNH and have been included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 15, 2013: 48,234,022.

        References in this Annual Report on Form 10-K to "we," "us" or "our" mean Five Star Quality Care, Inc. and its consolidated subsidiaries unless the context otherwise requires.

 DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 16, 2013, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS PROFITABLY,

  •
  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY AND RATE SETTING REQUIREMENTS,

  •
  OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

  •
  OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY,

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES,

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

  •
  COMPETITION WITHIN THE SENIOR LIVING SERVICES AND REHABILITATION HOSPITAL BUSINESSES,

  •
  INCREASES IN INSURANCE AND TORT LIABILITY COSTS,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SENIOR HOUSING PROPERTIES TRUST OR ITS SUBSIDIARIES, OR SNH, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES,

  •
  COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS, COSTS AND ADMINISTRATIVE BURDENS THAT MAY REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS, AND

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

        FOR EXAMPLE:

  •
  THE VARIOUS GOVERNMENTS WHICH PAY US FOR THE SERVICES WE PROVIDE TO OUR RESIDENTS AND PATIENTS ARE CURRENTLY EXPERIENCING, AND ARE EXPECTED TO CONTINUE TO EXPERIENCE, BUDGETARY PRESSURES AND CONSTRAINTS AND MAY LOWER THE MEDICARE, MEDICAID AND OTHER RATES THEY PAY US. BECAUSE WE OFTEN CANNOT ETHICALLY LOWER THE QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE, MEDICAID AND OTHER RATES WE ARE PAID, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT ARRANGEMENTS WITH SNH SIMILAR TO THOSE CURRENTLY IN EFFECT FOR US TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES SNH MAY ACQUIRE IN THE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE THAT SNH WILL ACQUIRE OTHER COMMUNITIES OR THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL MANAGEMENT ARRANGEMENTS,

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

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT AT DECEMBER 31, 2012, WE HAD $24.6 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR CREDIT FACILITIES, THAT WE HAD AN AGGREGATE OF $184.4 MILLION AVAILABLE TO BORROW UNDER OUR CREDIT FACILITIES, AND THAT WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND INTEND TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH; ALL OF WHICH MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, OUR $35.0 MILLION CREDIT FACILITY EXPIRES IN MARCH 2013, AND WE MAY NOT SEEK, OR BE SUCCESSFUL IF WE DO, A RENEWAL OR REPLACEMENT OF THAT CREDIT FACILITY. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT SPECIAL COMMITTEES OF EACH OF OUR BOARD OF DIRECTORS AND SNH'S BOARD OF TRUSTEES COMPOSED SOLELY OF OUR INDEPENDENT DIRECTORS AND SNH'S INDEPENDENT TRUSTEES WHO ARE NOT ALSO DIRECTORS OR TRUSTEES OF

    THE OTHER PARTY AND WHO WERE REPRESENTED BY SEPARATE COUNSEL REVIEWED AND APPROVED THE TERMS OF THE MANAGEMENT AGREEMENTS AND POOLING AGREEMENTS BETWEEN US AND SNH AND THAT A SPECIAL COMMITTEE OF OUR BOARD OF DIRECTORS COMPOSED SOLELY OF OUR INDEPENDENT DIRECTORS NEGOTIATED AND APPROVED THE TERMS OF OUR HEADQUARTERS LEASE WITH RMR. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THESE TERMS ARE AS FAVORABLE TO US AS TERMS WE COULD OBTAIN FOR SIMILAR ARRANGEMENTS FROM UNRELATED THIRD PARTIES. HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, SNH AND RMR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING EVEN MERITLESS CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT,

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

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

  •
  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

  •
  THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF OUR ACCOUNTS RECEIVABLE AND INVENTORY SECURING OUR $35.0 MILLION CREDIT FACILITY AND THE VALUE OF THE PROPERTIES SECURING OUR $150.0 MILLION CREDIT FACILITY. ACCORDINGLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES AT ANY TIME MAY BE LESS THAN $35.0 MILLION AND $150.0 MILLION, RESPECTIVELY; FURTHER, OUR $35.0 MILLION CREDIT FACILITY IS SCHEDULED TO EXPIRE IN MARCH 2013, AND WE MAY NOT SEEK, OR BE SUCCESSFUL IF WE DO, A RENEWAL OR REPLACEMENT OF THAT CREDIT FACILITY,

  •
  ACTUAL COSTS UNDER OUR CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A SPREAD BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT FACILITIES,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE MAY PURCHASE ADDITIONAL OUTSTANDING PRINCIPAL AMOUNTS OF OUR CONVERTIBLE SENIOR NOTES DUE IN 2026 FROM TIME TO TIME. HOWEVER, THERE CAN BE NO ASSURANCE WE WILL DO SO,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT OUR CASH RECEIPTS RESULTING FROM THE SALE OF OUR PHARMACY BUSINESS ARE $34.3 MILLION, BEFORE TAXES AND TRANSACTION COSTS. HOWEVER, THE PURCHASE AGREEMENT INCLUDED CUSTOMARY INDEMNIFICATION OBLIGATIONS AND

    REQUIRED US TO ESCROW A PORTION OF THE PURCHASE PRICE IN CONNECTION WITH THE INDEMNIFICATION OBLIGATIONS. IF WE ARE REQUIRED TO PAY AMOUNTS (INCLUDING WITH ESCROWED PROCEEDS) TO SATISFY INDEMNIFICATION OBLIGATIONS IN THE FUTURE, THE ACTUAL CASH RECEIPTS WE MAY REALIZE FROM THIS SALE, AND ANY CORRESPONDING CAPITAL GAIN, MAY BE REDUCED,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE HAVE ENTERED AN AGREEMENT TO SELL TWO SNFS LOCATED IN MICHIGAN THAT WE OWN. THIS SALE IS SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF SUCH TRANSACTIONS, INCLUDING REGULATORY APPROVALS. THESE TERMS AND CONDITIONS MAY NOT BE MET. AS A RESULT, THIS TRANSACTION MAY BE DELAYED OR MAY NOT OCCUR OR ITS TERMS MAY CHANGE,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE AND SNH ARE OFFERING FOR SALE AN ASSISTED LIVING COMMUNITY LOCATED IN PENNSYLVANIA THAT WE LEASE FROM SNH. WE AND SNH MAY NOT BE ABLE TO SELL THIS PROPERTY ON ACCEPTABLE TERMS OR OTHERWISE, AND

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH SNH, RMR AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION AFFECTING OUR BUSINESS, CHANGES IN OUR REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

        EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

FIVE STAR QUALITY CARE, INC.
2012 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

GENERAL

        We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2012, we operated 261 senior living communities located in 31 states containing 30,454 living units, including 223 primarily independent and assisted living communities with 27,031 living units and 38 SNFs with 3,423 living units. As of December 31, 2012, we owned and operated 31 communities (2,952 living units), we leased and operated 191 communities (20,812 living units) and we managed 39 communities (6,690 living units). Our 261 senior living communities included 10,311 independent living apartments, 14,309 assisted living suites and 5,834 skilled nursing units. We have classified as discontinued operations two SNFs owned and operated by us containing 271 living units and one assisted living community leased from SNH and operated by us containing 103 living units, and have excluded such SNFs and assisted living community from all the preceding data in this paragraph.

        We also lease and operate two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and at three satellite locations. In addition, we lease and operate 13 outpatient clinics affiliated with these rehabilitation hospitals.

        We were created by SNH in April 2000 to operate 54 SNFs and two assisted living communities repossessed from former SNH tenants. As of December 31, 2012, we leased from SNH 188 senior living communities (including one assisted living community we have classified as discontinued operations) and two rehabilitation hospitals pursuant to four long term leases. For more information about our leases with SNH see "Our SNH Leases and Management Agreements" in Item 2 of this Annual Report on Form 10-K. We were incorporated in Delaware in April 2000 and reincorporated in Maryland in September 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding shares of common stock, $.01 par value, or our common shares, to its shareholders and we became a separate, publicly owned company listed on the American Stock Exchange (now the NYSE MKT). In February 2011, we transferred the listing of our common shares to the New York Stock Exchange, or the NYSE.

        Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

TYPES OF PROPERTIES

        Our present business plan contemplates the ownership, leasing and management of independent living communities, assisted living communities, SNFs and rehabilitation hospitals. Some of our properties combine more than one type of service in a single building or campus.

        Independent Living Communities.    Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly maid service or services of a social director. Additional services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the community are dedicated to assisted living or nursing services. As of December 31, 2012, our business included 10,311 independent living apartments in 86 communities that we operate.

        Assisted Living Communities.    Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community as requested or at regularly scheduled times. As of December 31, 2012, our business included 14,309 assisted living suites in 202 communities that we operate.

        Skilled Nursing Facilities.    SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF generally includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2012, our business included 5,834 skilled nursing units in 79 communities that we operate.

        Rehabilitation Hospitals.    Rehabilitation hospitals, also known as inpatient rehabilitation facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in SNFs. Patients in IRFs generally receive a minimum of three hours of daily rehabilitation services. IRFs also provide onsite pharmacy, radiology, laboratory, telemetry, hemodialysis and orthotics/prosthetics services. Outpatient satellite clinics are often included as part of the services offered by IRFs. As of December 31, 2012, our two rehabilitation hospitals had 321 beds available for inpatient services and provided rehabilitation services at the two hospitals and at three satellite locations. In addition, we operate 13 outpatient clinics affiliated with our rehabilitation hospitals where patients discharged from hospitals can continue their therapy programs and receive amputee, brain injury, neurorehabilitation, cardio-pulmonary, orthopedic, spinal cord injury, stroke and other rehabilitation services.

OUR RECENT HISTORY

Senior Living

        We have grown our business through acquisitions, through initiation of long term leases of independent and assisted living communities where residents' private resources account for a large majority of revenues and through entering into long term contracts to manage independent and assisted living communities. In 2012 we began managing 17 additional communities containing 3,364 living units pursuant to long term contracts with SNH. These communities are located in 11 states throughout the United States.

Sale of Institutional Pharmacy Business

        We operated five institutional pharmacies providing large quantities of drugs at locations where patients with recurring pharmacy requirements are concentrated. In September 2012, we completed the sale of our pharmacy business to Omnicare, Inc., or Omnicare. We received $34.3 million in sale proceeds from Omnicare, which included $3.8 million in working capital. We recorded a pre-tax capital gain on the sale of the pharmacy business of $23.3 million. In connection with the sale, Omnicare did not acquire the real estate we owned associated with one pharmacy located in South Carolina. We intend to sell this real estate and we recorded a $350,000 asset impairment charge in the third quarter of 2012 to reduce the carrying value of this property to its estimated fair value less costs to sell.

Debt Financings

        In April 2012, we entered into a new $150.0 million secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions, and which is in addition to our $35.0 million revolving secured line of credit, or our Credit Agreement. The maturity date of our Credit Facility is April 13, 2015, and, subject to our payment of extension fees and meeting certain other conditions, includes options for us to extend the stated maturity date of our Credit Facility for two one-year periods. Borrowings under our Credit Facility typically bear interest at LIBOR plus a spread of 250 basis points, or 2.71% as of December 31, 2012. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. We are the borrower under our Credit Facility, and certain of our subsidiaries guarantee our obligations under our Credit Facility, which is secured by real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries and our guarantor subsidiaries' accounts receivable and related collateral. Our Credit Facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including a change of control of us. Our Credit Facility contains a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.

        In 2006, we issued $126.5 million principal amount of Convertible Senior Notes due 2026, or the Notes. The Notes bear interest at 3.75% per annum, payable semi-annually, and will mature on October 15, 2026. We may prepay the Notes at any time and holders of the Notes may require that we purchase all or a portion of the Notes on each of October 15, 2013, 2016 and 2021. In 2012, we purchased and retired $12.4 million par value of the outstanding Notes and recorded a gain of $45,000, net of related unamortized costs, on early extinguishment of debt. We funded these purchases principally with available cash. As a result of these purchases and other purchases we made in prior years, $24.9 million in principal amount of the Notes remain outstanding.

Discontinued Operations

        Under our leases with SNH, we may request SNH to sell certain noneconomic properties that we lease pursuant to those leases, which if sold, would reduce our rent payable to SNH, as determined pursuant to the lease. For more information about our leases with SNH see "Our SNH Leases and Management Agreements" in Item 2 of this Annual Report on Form 10-K. During 2011, we agreed with SNH that SNH should sell one assisted living community located in Pennsylvania with 103 living units, which we lease from SNH. We and SNH are in the process of offering this assisted living community for sale and, if sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our lease with SNH.

        In October 2012, we entered an agreement to sell two SNFs that we own that are located in Michigan with a total of 271 living units for $8.0 million, including the assumption by the buyer of $7.5 million of United States Department of Housing and Urban Development, or HUD, mortgage debt. In connection with this agreement, we recorded a $294,000 asset impairment charge to reduce the carrying value of these properties to their estimated fair value less costs to sell. Completion of this sale is subject to customary closing conditions, including regulatory approvals, and we can provide no assurance that a sale of these SNFs will be completed.

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

        In addition to managing our existing operations, we currently intend to continue to grow our business by adding to our operations primarily independent and assisted living communities we operate and manage where residents' private resources account for a large majority of revenues. We expect some of these increases may be achieved by our entering leases or management agreements and some may be achieved by our purchasing communities. Since we became a public company in late 2001, we have acquired or have begun to lease 183 primarily independent and assisted living communities; in the year ended December 31, 2012, these 183 communities realized approximately 86% of their revenues from residents' private resources, rather than from Medicare and Medicaid. Historically, we have principally expanded our operations by entering operating leases. Recently, we have started to expand our operations by acquiring senior living communities for our own account and entering agreements to manage senior living communities which are owned by others. In the future, we expect to continue to grow our business by adding communities that we either own, lease or manage.

OPERATING STRUCTURE

        We have four operating divisions. Three of our divisions are each responsible for multiple regions with respect to our communities that primarily consist of independent and assisted living units. One of our divisions is responsible for our SNFs and oversees our rehabilitation hospital business. Each division is headed by a divisional vice president with extensive experience in the senior living industry. Our SNF divisional vice president also has extensive experience in the rehabilitation industry. We have several regional offices within our divisions. Each regional office is responsible for multiple communities and is headed by a regional director of operations with extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist. Regional staffs are responsible for all of our senior living community operations within a region, including:

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

        As described in this Annual Report on Form 10-K, we have a business management and shared services agreement, or the business management agreement, with RMR pursuant to which RMR provides to us certain business management, administrative and information system services, including internal audit, capital markets, legal, investor relations and tax services, among other matters.

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

EMPLOYEES

        As of February 15, 2013, we had approximately 27,144 employees, including 17,032 full time equivalents. Approximately 84 of these employees, including approximately 55 full time equivalents, are represented under one collective bargaining agreement which expired in October 2012, but was extended until the end of February 2013 to facilitate negotiations. We believe our relations with our union and non-union employees are good.

GOVERNMENT REGULATION AND REIMBURSEMENT

        The healthcare industry is subject to extensive and frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, quality of medical care, facility requirements, government healthcare program participation, fraud and abuse, reimbursement for patient services and patient records.

        We are subject to, and our operations must comply with, these laws and regulations. From time to time, our facilities receive notices from federal, state and local agencies regarding noncompliance with such requirements. Upon receipt of these notices, we review them for correctness and, based on our review, we either take corrective action or contest the allegation of noncompliance. When corrective action is required, we work with the relevant agency to address and remediate any violations. Challenging and appealing any notices or allegations of noncompliance require the expenditure of significant legal fees and management attention. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement, any penalties, repayments or sanctions, and the increasing costs of required compliance with applicable laws may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

        The healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is affected by the budgetary policies of both the federal and state governments. Reimbursements under the Medicare and Medicaid programs for skilled nursing, physical therapy and rehabilitation services provide operating revenues at our rehabilitation hospitals and clinics and at some of our senior living communities (principally our SNFs). We derived approximately 29%, 31% and 31% of our consolidated revenues from Medicare and Medicaid programs for each of the years ended December 31, 2012, 2011 and 2010, respectively.

        In addition to existing government regulation, we are aware of numerous healthcare regulatory initiatives on the federal, state and local levels, which may affect our business operations if implemented.

        Independent Living Communities.    Government benefits are not generally available for services at independent living communities, and residents in those communities use private resources to pay for their living units and the services they receive. The rates in these communities are determined by local market conditions and operating costs. However, a number of federal Supplemental Security Income program benefits pay housing costs for elderly or disabled recipients to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of Supplemental Security Income recipients reside or are likely to reside. Categories of living arrangements that may be subject to these state standards include independent living communities and assisted living communities. Because independent living communities usually offer common dining facilities, in many jurisdictions they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In addition, in many states, state or county health departments, social service agencies or offices on aging with jurisdiction over group residential communities for seniors license independent living communities. To the extent that independent living communities include units to which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations. If the communities receive Medicaid or Medicare funds, they are subject to certification standards and conditions of participation. In some states, insurance or consumer protection agencies regulate independent living communities in which residents pay entrance fees or prepay for services.

        Assisted Living Communities.    According to the National Center for Assisted Living, or NCAL, a majority of states provide or are approved to provide Medicaid payments for personal care and medical services to some residents in licensed assisted living communities under waivers granted by or under Medicaid state plans approved by the Centers for Medicare and Medicaid Services, or CMS, of the United States Department of Health and Human Services, or HHS. State Medicaid programs control costs for assisted living and other home and community based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to assisted living community operators are generally lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher level of health services provided in SNFs. States that administer Medicaid programs for services in assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. Although states apply different standards in these matters, we believe that these monitoring processes are similar to the relevant states' inspection processes for SNFs.

        As a result of the large number of states using Medicaid funds to purchase services at assisted living communities and the growth of assisted living in recent years, states have adopted licensing standards applicable to assisted living communities. According to NCAL, all states regulate assisted living and residential care communities, although state regulatory models vary; no national consensus on a definition of assisted living exists, and states do not use any uniform approach to regulate assisted living communities. Most state licensing standards apply to assisted living communities regardless of whether they accept Medicaid funding. Also, a few states require certificates of need from state health planning authorities before new assisted living communities may be developed. Based on our analysis of recent economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid or other public payments for a majority of their revenues may decline in value because Medicaid and other public rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt certificate of need requirements or other limitations on the development of new assisted living communities may increase in value because those limitations may help ensure higher non-governmental rates.

        HHS, the Senate Special Committee on Aging, and the Government Accountability Office, or the GAO, have studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to SNFs. Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living facilities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. Based on our analysis of recent economic and regulatory trends, we do not believe that the federal government is likely to have a material impact on the assisted living industry's current regulatory environment unless it also undertakes expanded funding obligations. CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the Deficit Reduction Act of 2005, or the DRA, the ACA (as defined and described below) and other authorities, through the use of several programs. One such program, the Community First Choice, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. California was the only state to implement the CFC Option in fiscal year 2012, but at least six other states have reported that they plan to implement it in 2013. We are unable to predict the effect of the implementation of the CFC Option and other similar programs.

        Skilled Nursing Facilities—Reimbursement.    A majority of all nursing home revenues in the United States comes from publicly funded programs. According to CMS, Medicaid is the largest source of public funding for nursing homes, followed by Medicare. In 2010, approximately 32% of nursing home revenues came from Medicaid and 22% from Medicare. SNFs are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at SNFs. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. Under the Medicare prospective payment system, or the PPS, for SNFs, capital costs are part of the prospective rate and are not community specific. The PPS and other recent legislative and regulatory actions with respect to state Medicaid rates limit the reimbursement levels for some nursing home services. At the same time, federal and state enforcement has increased oversight of SNFs, making licensing and certification of these communities more rigorous.

        CMS implemented the PPS for SNFs pursuant to the Balanced Budget Act of 1997, or the BBA. Under the PPS, SNFs receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. The PPS requires SNFs to assign each resident to a care group depending on that resident's medical characteristics and service needs. These care groups are known as Resource Utilization Groups, or RUGs, and CMS establishes a per diem payment rate for each RUG. Medicare PPS payments cover substantially all services provided to Medicare residents in SNFs, including ancillary services such as rehabilitation therapies. CMS updates PPS payment rates each year by a market basket update to account for inflation and periodically implements changes to the RUG categories and payment rates. Effective October 1, 2010, CMS adopted rules that implemented a new PPS case mix classification system known as RUG-IV and a new resident assessment instrument, Minimum Data Set 3.0, which SNFs must use to collect clinical data to assign residents to RUG-IV reimbursement categories. RUG-IV expanded the number of categories to which residents may be assigned and eliminated the "look-back" period for preadmission services to include only services furnished during the SNF stay. CMS also set limits on payments to SNFs for concurrent therapies.

        Following the implementation of RUG-IV, Medicare billing increased nationally, partially because of the unexpectedly large proportion of patients grouped in the highest-paying RUG therapy categories. CMS did not intend for the implementation of RUG-IV to increase Medicare billing. Therefore, effective October 1, 2011, CMS adopted a final rule designed to recalibrate Medicare PPS rates for SNFs, which resulted in a reduction in aggregate Medicare payment rates for SNFs of approximately 11.1%, or $3.87 billion, in federal fiscal year 2012. The rule includes a net reduction of approximately 12.6% as a result of a recalibration of the SNF case mix indices under the RUG-IV system. The reduction is partly offset by a net increase of approximately 1.7% as a result of an annual increase of approximately 2.7% to account for inflation, reduced by a productivity adjustment of 1.0% pursuant to the ACA. The rule has reduced eligible Medicare billing per patient by changing policies relating to payment of group therapy services and new resident assessments. CMS issued a notice on August 2, 2012, which became effective on October 1, 2012, updating Medicare PPS rates for SNFs for 2013. The notice calls for an increase of 1.8% in rates, consisting of a 2.5% increase to account for inflation, reduced by a 0.7% productivity adjustment. CMS estimates an overall increase of $670 million in Medicare payments to SNFs in federal fiscal year 2013 as compared to federal fiscal year 2012. Due to the prior reduction of approximately 11.1% discussed above, however, Medicare payment rates will be lower for federal fiscal year 2013 than they were in federal fiscal year 2011. In addition, the Middle Class Tax Relief and Job Creation Act of 2012, enacted in February 2012, reduces the reimbursement rate for Medicare bad debt from 100% to 65% for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt is related to dual-eligible beneficiaries, this rule has a substantial effect on SNFs. The Middle Class Tax Relief and Job Creation Act of 2012 also reduced the Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65%. Additionally, the Budget Control Act of 2011 allows for automatic reductions in federal spending by means of a process called sequestration, which is expected to reduce Medicare payment rates by up to 2% starting in March 2013. In addition, sequestration could result in cuts of up to approximately $400 billion from Medicare and other federal health programs over the next decade. Although Medicaid is exempt from the sequestration process, the majority of states have instituted a nursing home rate cut or freeze since fiscal year 2011. These rules and any future reductions in Medicare payment rates may have an adverse effect on our financial condition.

        The federal government is slowing the growth of Medicare and Medicaid payments for nursing home services by several methods. In 2006, the government implemented limits on Medicare payments for outpatient therapies and then, pursuant to the DRA, created an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. Subsequent laws have extended the Medicare outpatient therapy cap exception process through December 31, 2013. Without further extensions, the expiration of the Medicare outpatient therapy cap exception process may result in a reduction in our outpatient therapy revenues in as early as 2014. In addition, the DRA increased the "look-back" period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and placing added burdens on SNFs to collect charges directly from residents and their transferees.

        The DRA established the five year Money Follows the Person demonstration project in 2007 to award competitive grants to 30 states to provide home and community based long term care services to qualified individuals relocated from SNFs, and to increase federal medical assistance for each qualifying beneficiary for a limited time period. The ACA expanded eligibility for this program and extended this program for an additional five years through 2016, and to date 43 states and the District of Columbia have received program funds, according to the Kaiser Family Foundation. The DRA also established the Post Acute Care Payment Reform demonstration project under which CMS compared and assessed patient care needs, costs and outcomes of services at different post acute care sites over three years. In January 2012 CMS issued a report to Congress regarding the project stating that CMS successfully used a new uniform patient assessment tool to measure patient acuity in acute care hospitals and post acute settings, providing the basis for the potential development of new standardized information reporting requirements and more uniform post acute case mix payment systems. Additionally, since January 2007, some states have included home and community based services as optional services under their Medicaid state plans. The ACA expands the services that states may provide and limits their ability to set caps on enrollment, waiting lists or geographic limitations on home and community based services.

        Skilled Nursing Facilities—Survey and Enforcement.    Approximately 25 years ago, Congress enacted major reforms to federal and state regulatory systems for SNFs that participate in the Medicare and Medicaid programs, under the Omnibus Reconciliation Act of 1987. Since then, the GAO has reported that, although much progress has been made, substantial problems remain in the effectiveness of federal and state regulatory activities. Since 1999, the HHS Office of Inspector General, or OIG, has issued several reports concerning quality of care in SNFs, and the GAO has issued several reports recommending that CMS and states strengthen their compliance and enforcement practices, including federal oversight of state actions and to ensure that SNFs provide adequate care and states act more consistently.

        The Senate Special Committee on Aging and other congressional committees have also held hearings on these issues. As a result, CMS has undertaken several initiatives to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities. CMS is taking steps to identify communities with, and focus enforcement efforts on, SNFs and chains of SNF operators with findings of substandard care or repeat violations of Medicare and Medicaid standards. CMS has increased its oversight of state survey agencies and has improved the process by which data is captured from these surveys. As an added measure of improving patient care, the ACA provides for the funding of a state background check system for job applicants to long term care providers who will have direct access to clients and patients. CMS has begun the administration of this program, to which approximately half of the states have already applied.

        In addition, CMS adopted regulations expanding federal and state authority to impose civil monetary penalties in instances of noncompliance. When CMS or state agencies identify deficiencies under state licensing and Medicare and Medicaid standards, they may impose sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight, temporary management or receivership and loss of Medicare and Medicaid participation or licensure on nursing home operators. Our communities incur sanctions and penalties from time to time. If we are unable to cure deficiencies that have been identified or that are identified in the future, or if appeals of proposed sanctions or penalties are not successful, decertification or additional sanctions or penalties may be imposed. These consequences may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

        Rehabilitation Facility Regulation and Rate Setting.    Our two IRFs are subject to federal, state and local regulation that affects their business activities and determines the rates they receive for services. Governmental and non-governmental agencies periodically inspect these IRFs to ensure continued compliance with various licensure and accreditation standards. In addition, CMS certifies these facilities to participate in the Medicare program, and these facilities receive a significant portion of their revenues from that program.

        CMS establishes standards that facilities must meet in order to be classified as IRFs under the Medicare program. One such standard is known as the "60% Rule." As amended by the Medicare, Medicaid and the SCHIP Extension Act of 2007, the 60% Rule provides that, to be considered an IRF and receive reimbursement under the IRF PPS, at least 60% of a facility's total inpatient population must receive the facility's services for treatment of at least one of 13 designated medical conditions. To comply with the 60% Rule and maintain revenue levels, many IRFs have reduced the number of non-qualifying patients treated and replaced them with qualifying patients, established other sources of revenues or both. We believe that our IRFs have been and are operating in compliance with the 60% Rule, and we are taking actions to assure continued compliance; however, we can provide no assurance that we will be able to continue to comply with this rule, or that CMS will not make a determination that we were non-compliant in a prior year. The Obama Administration has proposed in the past, and may propose in the future, changing the rule to a higher percentage, such that a greater percentage of a facility's population would need to receive services for treatment of a designated condition. If such an increase were enacted, maintaining our compliance with the rule will become more difficult.

        Medicare reimburses IRFs under a PPS implemented in 2002 pursuant to the BBA. Under the IRF PPS, reimbursement is paid at a predetermined per-discharge rate. To determine the per-discharge rate, CMS classifies patients into case mix groups based on their clinical characteristics and expected resource needs. IRFs must assign each patient to one of these groups, and separate payment rates are calculated for each group. The IRF PPS case mix group payment rates are calculated to cover all operating and capital costs that an IRF is expected to incur while furnishing that group's covered inpatient rehabilitation services. Capital costs are not facility-specific.

        Effective October 1, 2011, CMS adopted a final rule that updated Medicare IRF PPS rates which it estimated would result in an aggregate net increase of 2.2% in IRF Medicare payments for federal fiscal year 2012. The rule adjusts the aggregate rates by a rebased market basket update increase of approximately 2.9% to account for inflation, reduced by an automatic 0.1% and by a productivity adjustment of 1.0%, both pursuant to the ACA, and increased by 0.4% due to an update in the outlier threshold for high cost cases to maintain estimated outlier payments at 3% of total estimated IRF payments. The rule also contains new wage indices and Low Income Patient, or LIP, percentages, which are used to adjust the payment rates for individual facilities. In addition, the rule established a new quality reporting program to begin in 2014 that provides for a 2% reduction in the annual market basket update for facilities that fail to report required quality data to the Secretary of HHS.

        On July 30, 2012, CMS published a notice regarding IRF PPS rates for federal fiscal year 2013. No policy changes were proposed in the notice, and the calculation of the rates followed the same methodology as the federal fiscal year 2012 rates. Using that methodology, new rates effective October 1, 2012 are expected to result in a 2.1%, or $140 million, increase in aggregate IRF PPS payments for federal fiscal year 2013. Medicare revenues realized at our IRFs in the years ended December 31, 2011 and 2012 were approximately $68.6 million and $71.1 million, respectively. Because the calculation of Medicare rate adjustments applicable at our IRFs is complex and will depend upon patient case mixes, we cannot predict the final impact of the Medicare rate adjustments on our IRF results at this time.

        Certificates of Need.    As a mechanism to prevent overbuilding and subsequent healthcare price inflation, most states limit the number of SNFs and hospitals by requiring developers to obtain certificates of need before new facilities may be built or additional beds may be added to existing facilities. A few states also limit the number of assisted living facilities by requiring certificates of need. In addition, some states (such as California and Texas) that have eliminated certificate of need laws have retained other means of limiting new development, including moratoria, licensing laws or limitations upon participation in the state Medicaid program. These governmental requirements limit expansion, which we believe may make existing SNFs and hospitals more valuable by limiting competition.

        Healthcare Reform.    The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, signed into law in March 2010, has resulted in changes to insurance, payment systems and healthcare delivery systems. The ACA is intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. Some of the provisions of the ACA took effect immediately, whereas others will take effect at later dates. Due to the complexity of the ACA, its ramifications may only become apparent through later regulatory and judicial interpretations.

        The ACA automatically reduced the Medicare IRF PPS annual market basket adjustments by 0.25% for federal fiscal years 2010 (for discharges on and after April 1, 2010) and 2011, and 0.1% for federal fiscal year 2012. Going forward, the automatic reductions range from between 0.1% and 0.3% for federal fiscal years 2013 through 2016 and will be 0.75% for federal fiscal years 2017 through 2019. Beginning in federal fiscal year 2012, the ACA also reduced both the SNF PPS and IRF PPS annual adjustments for inflation by a productivity adjustment based on national economic productivity statistics. We are unable to predict the impact of these reductions on Medicare rates for SNFs and IRFs, but their impact may be adverse and material to our operations and our future financial results of operations.

        The ACA establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect they may be adverse and material to our financial results. The ACA also provides for the National Pilot Program on Payment Bundling to develop and evaluate making bundled payments for services provided during an episode of care, to include hospital and physician services and post-acute care such as SNF and IRF services. The pilot program can be expanded in January 2016 if it meets its goals. The ACA also includes the development of Medicare value-based purchasing plans to include quality measures as a basis for bonuses and several initiatives to encourage states to develop and expand home and community based services under Medicaid.

        The ACA includes various other provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. The ACA has resulted in several changes to existing healthcare fraud and abuse laws, established additional enforcement tools and funding to the government, and provided for increased cooperation between agencies by establishing mechanisms for sharing information relating to noncompliance. Furthermore, the ACA has resulted in enhanced criminal and administrative penalties for noncompliance. For example, the ACA amended the Anti-Kickback Statute to provide that a claim that includes items or services resulting from a violation of the Anti-Kickback Statute now constitutes a false or fraudulent claim for purposes of the False Claims Act.

        In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty line. In upholding the Medicaid expansion, the Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with Medicaid expansion, instead allowing the Secretary only to deny new expansion funding. As a result of the Court's ruling, some states may choose not to participate in the Medicaid expansion or may delay their participation. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs on us.

        We cannot estimate the type and magnitude of the potential Medicare and Medicare policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be material to and adversely affect our future results of operations. Similarly, we are unable to predict the impact on us of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. Expanded insurance availability may provide more paying customers for the services we provide. If the changes to be implemented under the ACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our costs, however, our future financial results could be adversely and materially affected.

        In addition, other aspects of the ACA that affect employers generally, including the employer shared responsibility provisions that become effective on January 1, 2014, may have an impact on the design and cost of the health coverage that we offer to our employees. Due to the scope and complexity of the provisions of the ACA that apply to employers and employer group health plans, it is difficult to predict the overall impact of the ACA on our employee benefit plans and our cost of doing business over the coming years. We will continue to analyze how to provide our employees with cost-effective coverage, taking into account the various requirements of the ACA and the impact of any changes on our ability to attract and retain employees. For information on some recent changes that we have made to the health insurance coverage we offer employees in response to the rising cost of health insurance generally, please see the information contained below under the caption "Insurance" in this Business section of this Annual Report on Form 10-K.

        Other Matters.    Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback laws, physician referral laws (including the Ethics in Patient Referrals Act of 1989) and privacy laws by Medicare and Medicaid providers and providers under other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009, and the ACA, provides significant civil money penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages, and program exclusions administratively for false claims or violations of the federal Anti-Kickback Statute. In addition, the

ACA increased penalties under federal sentencing guidelines by between 20% and 50% for healthcare fraud offenses involving more than $1.0 million.

        Governmental authorities are devoting increasing attention and resources to the prevention, detection, and prosecution of healthcare fraud and abuse. The HHS OIG has guidelines for SNFs and IRFs intended to assist them in developing voluntary compliance programs to prevent fraud and abuse; these guidelines recommend that CMS identify SNFs that are billing for higher paying RUGs and more closely monitor compliance with patient therapy assessments as methods of fraud prevention. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice's, or the DOJ's, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, OIG, DOJ and the states. In addition, the ACA requires all states to terminate any fraudulent provider that has been terminated by Medicare or by another state. HHS estimates that these fraud prevention and audit efforts will reduce Medicare payments by $2.1 billion over the next five years.

        Our facilities must comply with laws designed to protect the confidentiality and security of individually identifiable patient information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, our facilities that are "covered entities" within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and security rules for electronic PHI. HIPAA and the HITECH Act are intended to ensure patient privacy and the efficiency of healthcare claims and payment transactions. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of $1,500,000 per calendar year. On January 17, 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which will be effective on March 26, 2013 and requires compliance with most provisions by September 23, 2013. Pursuant to the Omnibus Rule, "covered entities" must make certain modifications to any business associate agreements that they have in place with their "business associates" within the meaning of HIPAA, depending on the circumstances. In addition, the Omnibus Rule requires "covered entities" to modify and redistribute their notices of privacy practices to include certain provisions relating to the use of PHI. Further, the Omnibus Rule modifies the standard for providing breach notices, which was previously based on an analysis of the harm resulting from any disclosure to a more objective analysis on whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and PHI. In some states, these laws are more burdensome than HIPAA. In instances in which the state provisions are more stringent than HIPAA, our facilities must comply with applicable federal and state standards.

        Our facilities must comply with the Americans with Disabilities Act, or the ADA, and similar state and local laws to the extent that such facilities are "public accommodations" as defined in those statutes. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our facilities and make appropriate modifications.

        Other legislative proposals introduced in Congress, proposed by federal or state agencies or under consideration by some state governments include the option of block grants for states rather than federal matching money for certain state Medicaid services, laws authorizing or directing Medicare to negotiate rate reductions for prescription drugs, additional Medicare and Medicaid enforcement procedures and federal and state cost containment measures, such as freezing Medicare or Medicaid nursing home and rehabilitation hospital payment rates at their current levels and reducing or eliminating annual Medicare or Medicaid inflation allowances or gradually reducing rates for SNFs and rehabilitation hospitals.

        Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increased costs or have frozen or reduced, or are likely to freeze or reduce, Medicaid rates. Also, effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since October 1, 2008. Despite these freezes, Medicaid enrollment is projected to increase at an average annual rate of 4.7%, representing a $619 billion increase in Medicaid expenditures through 2020, due to the expansion in Medicaid eligibility under the ACA beginning in 2014. We expect the ending of these temporary federal payments, combined with the anticipated slow recovery of state revenues, to result in continued challenging state fiscal conditions. As a result, some state budget deficits will likely increase, and certain states may continue to reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets. These state-level cuts have the potential to negatively impact our revenue from Medicaid sources.

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

  •
  we have hired insurance and other professionals to help us establish appropriate reserves for our retained liabilities and captive insurance programs; and

  •
  in order to obtain more control over our insurance costs, we, RMR and other companies, including SNH, to which RMR provides management services, organized AIC. We and the seven other current shareholders of AIC have purchased property insurance providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. The current program was entered into in June 2012 and has a one year period. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.

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

COMPETITION

        The senior living services and rehabilitation hospital businesses are highly competitive. We compete with numerous other companies that provide senior living and rehabilitation hospital services, including home healthcare companies and other real estate based service providers. We have large lease obligations and limited financeable assets. Many of our existing competitors are larger than us and have greater financial resources than us. We may expand our business with SNH and our relationships with SNH and RMR may provide us with competitive advantages; however, SNH is not obligated to provide us with opportunities to lease additional properties. Some of our competitors are not for profit entities which have endowment income and may not have the same financial pressures that we face. We cannot provide any assurance that we will be able to compete successfully for business. For additional information on competition and the risks associated with our business, please see "Risk Factors" of this Annual Report on Form 10-K.

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

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our communities to increase in the future. In the longer term, we believe any such increased costs will be passed through and paid by our patients, residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change."

INTERNET WEBSITE

        Our internet website address is www.fivestarseniorliving.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, our policy outlining procedures for handling concerns or complaints about internal accounting controls or auditing matters and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, Massachusetts, 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any stockholder or other interested party who desires to communicate with our non-management Directors, individually or as a group, may do so by filling out a report on our website. Our Board of Directors also provides a process for security holders to send communications to our entire Board of Directors. Information about the process for sending communications to our Board of Directors can be found on our website. Our website address and website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.

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

        For the year ended December 31, 2012, our revenues were $1.35 billion and our operating expenses were $1.33 billion. A small percentage decline in our revenues or increase in our expenses could have a material negative impact on our operating results because some of our fixed costs, such as our base rent, would not decrease during times of lower economic activity and could not be reduced to offset other expenses which may be increasing.

The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.

        Some of our current operations, especially our SNFs and our IRFs, receive significant revenues from Medicare and Medicaid. During the years ended December 31, 2011 and 2012, we received approximately 27% and 25%, respectively, of our senior living revenues, and 68% and 70%, respectively, of our IRF revenues, from these programs. The Obama Administration and some members of Congress have proposed Medicare and Medicaid policy changes and rate reductions to take effect during the next several years. The ACA includes provisions that reduce annual Medicare rate increases to account for inflation affecting IRFs and that may result in future payment rates for a fiscal year being less than payment rates for a preceding fiscal year for SNFs and IRFs. Effective as of October 1, 2011, CMS reduced aggregate Medicare payment rates for SNFs by approximately 11.1% for federal fiscal year 2012. We are unable to predict how the continued Medicare rate reductions under the ACA will affect our future financial results of operations.

        In addition, our revenues received from Medicare and Medicaid may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings and policy interpretations, and payment delays.

        Pursuant to the Budget Control Act of 2011, the federal budget has included automatic spending reductions due to take effect in March 2013, including reductions of up to 2% to Medicare providers, but exempting reductions to Medicaid and certain Medicare benefits. We are unable to predict the financial impact on us of the automatic payments cuts starting in 2013; however, such impact may be adverse and material to our operations and our future financial results of operations.

        Congress extended the process to allow medically necessary exceptions to annual caps on Medicare Part B payments for outpatient rehabilitation services to individual patients through December 31, 2013. In addition, our Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS. In light of the passage of the American Taxpayer Relief Act of 2012, MPFS rates, which had previously been scheduled to be reduced by more than 25% in 2013, are expected to remain fixed at the 2012 level throughout 2013. We believe that any future cuts to the MPFS would result in a reduction to our Medicare Part B rates for outpatient therapy services in our clinics and SNFs, which may be materially adverse to our future financial results of operations. Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs, have frozen or reduced Medicaid rates, or are expected to freeze or reduce Medicaid rates. Many states are experiencing difficult fiscal conditions, thus increasing the likelihood of Medicaid rate reductions, freezes or increases that are insufficient to offset increased operating costs. Also, certain temporary increases in federal payments to states for Medicaid programs ended on June 30, 2011. The ending of these temporary federal payments, combined with the anticipated slow recovery of state revenues, has resulted in and is expected to result in continued challenging state fiscal conditions. Some state budget deficits will likely increase, and it is possible that certain states will reduce Medicaid payments to healthcare service providers like us as part of an effort to balance their budgets. The ACA currently provides for an expansion of Medicaid eligibility beginning in 2014, which has the potential to increase Medicaid enrollment. However, whether such proposed expansions will remain in effect is uncertain.

        We cannot currently estimate the magnitude of the potential Medicare and Medicaid rate reductions, the impact of the failure of these programs to increase rates to match increasing expenses, the impact of expanded Medicaid eligibility and the impact on us of potential Medicare and Medicaid policy changes proposed by members of Congress and the Obama Administration, but they may be material to our operations and may affect our future results of operations. We cannot now predict whether future Medicare and Medicaid rates will be sufficient to cover our costs. Future Medicare and Medicaid rate declines or a failure of these rates to cover our costs could result in our experiencing materially lower earnings or losses.

Circumstances that adversely affect the ability of seniors or their families to pay for our services could have a material adverse effect on us.

        Our residents paid approximately 75% of our senior living revenues during the year ended December 31, 2012 from their private resources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation, continued high levels of unemployment, market declines affecting the value and liquidity of personal assets, or other circumstances that adversely affect the ability of the elderly or their families to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

Seniors' inability to sell real estate may delay their moving into senior living facilities.

        Recent housing price declines and reduced home mortgage financing availability have negatively affected the U.S. housing market. These difficulties may have a negative effect on our revenues or lead to increased reliance on Medicare and Medicaid for our revenues. Specifically, if seniors have a difficult time selling their homes, fewer seniors may relocate to our senior living communities or finance their stays at our facilities with private resources.

Private third party payers continue to try to reduce healthcare costs.

        Private third party payers such as insurance companies continue their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. These third party payers increasingly demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. These efforts of third party payers to limit the amount of payments we receive for healthcare services could adversely affect us. Reimbursement payments under third party payer programs may not remain at levels comparable to present levels or be sufficient to cover the costs allocable to patients participating in such programs. Future changes in, or renegotiations of, the reimbursement rates or methods of third party payers, or the implementation of other measures to reduce payments for our services could result in a substantial reduction in our net operating revenues. At the same time, as a result of competitive pressures, our ability to maintain operating margins through price increases to private pay patients may be limited.

Provisions of the Patient Protection and Affordable Care Act could reduce our income and increase our costs.

        The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, us. The ACA provides for multiple reductions to the annual market basket updates for inflation that may result in SNF and IRF Medicare payment rates for a fiscal year being less than for the preceding fiscal year. In addition, certain provisions of the ACA that affect employers generally, including the employer shared responsibility provisions that become effective on January 1, 2014, may have an impact on the design and cost of the health coverage that we offer to our employees. We are unable to predict the impact of the ACA on our future financial results of operations, but it may be adverse and material. In addition, maintaining compliance with the ACA will require us to expend management time and financial resources.

        The ACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect, they may be adverse and material to our financial results. The ACA includes other changes that may affect us, such as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, value-based purchasing plans and a Medicare post-acute care pilot program to develop and evaluate making a bundled payment for services, including hospital, physician, SNF and IRF services, provided during an episode of care. We are unable to predict the impact on us of the insurance, payment, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. If the changes to be implemented under the ACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be adversely and materially affected.

Increases in our labor costs may have a material adverse effect on us.

        Wages and employee benefits were approximately 49% of our 2012 total operating costs. We compete with other operators of senior living communities and rehabilitation hospitals to attract and retain qualified personnel responsible for the day to day operations of our communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, we may have to compete with numerous other employers for lesser skilled workers. Further, when we acquire new facilities we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers' compensation insurance costs, have materially increased in recent years and, as discussed above, we cannot predict the future impact of the ACA on the cost of employee health insurance. Although we have determined our self insurance reserves with guidance from third party professionals, our reserves may be inadequate. Increasing employee health and workers' compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and negatively affect our earnings. We cannot assure that our labor costs will not increase or that any increase will be matched by corresponding increases in rates we charge to residents. Any significant failure by us to control labor costs or to pass on any such increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to extensive regulation which increases our costs and may result in losses.

        Licensing and Medicare and Medicaid laws require operators of senior living communities, rehabilitation hospitals, and clinics to comply with extensive standards governing operations and physical environments. Federal and state laws also prohibit fraud and abuse by senior living providers, rehabilitation hospitals and clinic operators, including civil and criminal laws that prohibit false claims and that regulate patient referrals in Medicare, Medicaid and other programs. In recent years, federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare generally. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. When federal or state agencies identify violations of anti-fraud, false claims, anti-kickback and physician referral laws, they may impose or seek civil or criminal penalties, treble damages and other governmental sanctions, and may revoke the healthcare facility's license or make conditional or exclude the healthcare facility from Medicare or Medicaid participation. In addition, when these agencies determine that there have been quality of care deficiencies or improper billing, they may impose or seek various remedies or sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, governmental oversight, temporary management, loss of licensure and criminal penalties. Certain states and the federal government may determine that citations relating to one facility affect other facilities operated by the same entity or related entities, which may negatively impact an operator's ability to maintain or renew other licenses or Medicare or Medicaid certifications or to secure new licenses or certifications.

        Our communities incur sanctions and penalties from time to time. As a result of the healthcare industry's extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures, and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase. In addition, we have been subjected to sanctions and penalties in the past, but none have been material to us. If we become subject to additional regulatory sanctions or repayment obligations at any of our existing facilities (or any of our acquired facilities with prior deficiencies that we are unable to correct or resolve following the acquisition), however, our business may be adversely affected, and we might experience financial losses. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or any penalties, repayments, or sanctions, and the increasing costs of required compliance with applicable federal and state laws, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

Successful union organization of our employees may adversely affect our business, financial condition and results of operations.

        From time to time labor unions attempt to organize our employees. Certain of our employees have already chosen union representation. If federal legislation modifies the labor laws to make it easier for employee groups to unionize, then additional groups of employees may seek union representation. If more of our employees unionize it could result in business interruptions, work stoppages, the degradation of service levels at our senior living communities and rehabilitation hospitals due to work rules, or increased operating expenses that may adversely affect our results of operations.

The nature of our business exposes us to litigation risks.

        The nature of our business exposes us to litigation, and we are subject to lawsuits in the ordinary course of our business. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other senior living companies. Today, some lawyers and law firms specialize in bringing litigation against senior living companies. As a result of this litigation and potential litigation, the cost of our liability insurance has increased during the past few years. Medical liability insurance reform has become a topic of political debate and some states have enacted legislation to limit future liability awards. However, such reforms have not generally been adopted and we expect our insurance costs may continue to increase. Although our reserves for liability self insurance have been determined with guidance from third party professionals, our reserves may prove inadequate. Increasing liability insurance costs and increasing self insurance reserves could have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy may not succeed.

        We have grown our business through acquisitions, through initiation of long term leases of independent and assisted living communities where residents' private resources account for a large majority of revenues and through entering into long term contracts to manage independent and assisted living communities. Our business plan includes taking advantage of an increasing demand for senior living communities and acquiring additional senior living communities. Our growth strategy involves risks, including the following:

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

        Medicare pays a significant amount of the revenues at our rehabilitation hospitals. For cost reporting periods starting on and after July 1, 2006, at least 60% of an IRF's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions in order for the facility to be classified as an IRF by the Medicare program. Although we believe we are in compliance with the 60% Rule, and we expect to remain in compliance with this rule, we may not be able to remain in compliance, or CMS could determine that we were non-compliant in a prior year. Such an event would result in these hospitals being subject to Medicare reclassification to a different type of provider and our receiving lower Medicare payment rates retroactively or prospectively. Reductions in our Medicare payments as a result of the reclassification of our rehabilitation hospitals would materially and adversely affect our financial conditions and results of operations. If Congress were to raise the 60% Rule to a higher percentage, as the Obama Administration has proposed in the past and may propose in the future, maintaining our compliance with the rule would become more difficult. Also, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. If our facilities were required to make substantial retroactive repayments to Medicare, our financial condition and results of operations may be materially and adversely affected.

Our failure or inability to meet certain terms of our credit agreements would adversely affect our business.

        Our $35.0 million Credit Agreement and our $150.0 million Credit Facility agreement, or together, our credit agreements, include various conditions to our borrowing and various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our credit agreements we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our credit agreements at a time when borrowed amounts are outstanding under these instruments, our lenders may demand immediate payment. Any default under our credit agreements would likely have serious and adverse consequences to us and would likely cause the market price of our securities to materially decline.

        In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our credit agreements.

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

Failure to comply with laws governing the privacy and security of personal information, including relating to health, could materially and adversely affect our business, financial condition and results of operations.

        We are required to comply with federal and state laws governing the privacy, security, use and disclosure of personally identifiable information, including information relating to health. Under HIPAA, we are required to comply with the HIPAA privacy rule, security standards, and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and rules regarding state privacy rights may be more stringent than HIPAA. Other federal and state laws govern the privacy of other personal information. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including medical records, financial transactions and maintenance of records, which may include personally identifiable information of patients, residents and other customers, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as personally identifiable information relating to health and financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems' improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings.

        State regulations governing assisted living facilities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most resident agreements allow residents to terminate their agreements on 30 days' notice. Thus, we may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings could be materially and adversely affected. In addition, the advanced ages of our senior living residents makes the resident turnover rate in our senior living communities difficult to predict.

Our business requires us to make significant capital expenditures to maintain and improve our communities.

        Our communities sometimes require significant expenditures to address ongoing required maintenance and to make them attractive to residents. Physical characteristics of senior living communities and rehabilitation hospitals are mandated by various governmental authorities; changes in these regulations may require us to make significant expenditures. In addition, we often are required to make significant capital expenditures when we acquire new facilities. Our available financial resources may be insufficient to fund these expenditures. In addition to capital expenditures we are making at some of our senior living communities, we expect to make certain capital expenditures at our rehabilitation hospitals. SNH has historically provided most of the capital we need to improve the properties we lease from them; however, whenever SNH provides such capital, our rent increases and we may be unable to pay the increased rent without experiencing losses. In addition, for properties we manage for SNH, SNH funds these capital expenditures, resulting in the invested capital on which its returns are based increasing, which may reduce or prevent our receipt of incentive fees.

We face significant competition and we may be unable to operate profitably.

        We compete with numerous other companies that provide senior living and rehabilitation hospital services, including home healthcare companies and other real estate based service providers. Although some states require certificates of need to develop new SNFs and assisted living communities, there are fewer barriers to competition for home healthcare or for independent and assisted living services. Many of our existing competitors are larger and have greater financial resources than us. Some of our competitors are not for profit entities which have endowment income and may not have the same financial pressures that we face. We cannot assure that we will be able to attract a sufficient number of residents to our communities or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully or to operate profitably.

Increased leverage may harm our financial condition and results of operations.

        Our total consolidated long term debt as of December 31, 2012 was approximately $37.6 million and represented approximately 11% of our total book capitalization as of that date. In addition to our indebtedness, we have substantial lease and other obligations. The indenture governing the Notes does not limit the amount of additional indebtedness, including senior or secured indebtedness, which we can create, incur, assume or guarantee, nor does it limit the amount of indebtedness or other liabilities that our subsidiaries can create, incur, assume or guarantee.

        Our level of indebtedness could have important consequences to our business, because:

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

RISKS ARISING FROM CERTAIN RELATIONSHIPS OF OURS AND OUR ORGANIZATION AND STRUCTURE

We are subject to possible conflicts of interest; we have engaged in, and expect to continue to engage in, transactions with parties that may be considered related parties.

        Our business is subject to possible conflicts of interest as follows:

  •
  as of December 31, 2012, we leased from SNH 188 of our 261 senior living communities (including one that we have classified as discontinued operations) and our two rehabilitation hospitals for total annual rent of approximately $197.7 million plus percentage rent based on increases in gross revenues at certain properties;

  •
  as of December 31, 2012, we managed 39 senior living communities which are owned by SNH, and during 2012, we realized $5.6 million in management fees from SNH plus reimbursement of approximately $123.3 million of operating expenses which we incurred at these managed communities;

  •
  we manage a portion of a senior living community for D&R Yonkers LLC, which is owned by SNH's President and Chief Operating Officer and its Treasurer and Chief Financial Officer and to which SNH subleases such portion;

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

  •
  RMR's simultaneous contractual obligations to us and SNH create potential conflicts of interest, or the appearance of such conflicts of interest, and under the business management agreement with RMR, in the event of a conflict between SNH and us, RMR may act on behalf of SNH rather than on our behalf; and

  •
  we lease our headquarters from an affiliate of RMR.

        On December 31, 2001, SNH distributed substantially all of its ownership of our common shares to its shareholders. Simultaneously with the spin off, we entered into agreements with SNH and RMR which, among other things, limit (subject to certain exceptions) ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of SNH as a real estate investment trust, or REIT, and limit our ability to acquire real estate of types which are owned by SNH or other businesses managed by RMR. As a result of these agreements, our leases and management contracts with SNH, and our business management agreement with RMR, SNH, RMR and their respective affiliates have significant roles in our business and we do not anticipate any changes to those roles in the future. In addition, as of December 31, 2012, SNH owned 4.2 million of our common shares, or approximately 8.8% of our outstanding common shares, and SNH is our largest stockholder.

        We believe that our historical and ongoing business dealings with SNH, RMR and D&R Yonkers LLC have benefited us and that, despite the foregoing possible conflicts of interest, the transactions we have entered with SNH, RMR and D&R Yonkers LLC have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, in the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, stockholder litigation, dissident stockholder director nominations and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with SNH, RMR, D&R Yonkers LLC, AIC, the other businesses and entities to which RMR provides management services, Messrs. Portnoy and Martin and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention.

Our leases of certain of our senior living communities are subordinated to mortgage debt of SNH, and a default by SNH could result in the termination of those leases.

        Our leases with SNH for 31 of our senior living communities, which had 2012 revenues totaling $195.0 million, are subordinated to mortgage financing secured by such communities. As a result, in the event SNH was to default on such mortgage financing, by reason of our default under our leases or for reasons unrelated to us or beyond our control, and its lender were to foreclose on such properties, our leases would terminate as a matter of law. While we may be able to enter into new leases with the lenders or the purchaser or purchasers of such properties, or they may elect to continue our occupancy under the terms of the lease as if there had been no foreclosure, such parties are not obligated to pursue either such option and, if we are able to retain possession, the terms of our continued occupancy may not be as favorable to us as those contained in our leases with SNH. If we do not enter into new leases of such communities following a foreclosure, we would lose the right to continue to operate these communities and we may incur material obligations to residents, employees and other parties as a result of such loss, each of which could have a material and adverse effect on our results of operations.

Ownership limitations, anti-takeover and other provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland law, may prevent our stockholders from receiving a takeover premium or from implementing changes.

        Our charter and bylaws contain separate provisions which prohibit any stockholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares of stock. The 9.8% ownership limitation in our charter is consistent with our contractual obligations with SNH to not take actions that may conflict with SNH's status as a REIT under the Internal Revenue Code. The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of our net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our charter and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to our stockholders, including, for example, provisions relating to:

  •
  the division of our Directors into three classes, with the term of one class expiring each year, which could delay a change of control;

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

  •
  limitations on the ability of our stockholders to propose nominees for election as Directors and propose other business to be considered at a meeting of stockholders;

  •
  limitations on the ability of our stockholders to remove our Directors;

  •
  the authority of our Board of Directors, and not our stockholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Directors;

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

        The terms of our leases and management contracts with SNH and our business management agreement with RMR provide that our rights under these agreements may be cancelled by SNH and RMR, respectively, upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change in control events, as defined in those documents including, in certain of the SNH leases and management agreements, the adoption of any proposal (other than a precatory proposal) or the election to our Board of Directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. If the breach of these ownership limitations causes a default, stockholders causing the default may become liable to us or to other stockholders for damages. Additionally, we maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our stockholders, other than such person or group, will be entitled to purchase additional shares or other securities or our property at a discount. In addition, a termination of our business management agreement, or a change in control event of us, including upon the acquisition by any person or group of more than 9.8% of our voting stock, is a default under our Credit Agreement unless approved by our lender. Also, certain provisions of Maryland law may have an anti-takeover effect. For these reasons, among others, our stockholders may be unable to realize a change of control premium for securities they own or otherwise effect a change of our policies or a change of our control.

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

Disputes with SNH and RMR and stockholder litigation against us or our Directors and officers may be referred to binding arbitration.

        Our contracts with SNH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly, our bylaws provide that actions by our stockholders against us or against our Directors and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our stockholders may not be able to pursue litigation for these disputes in courts against SNH, RMR or our Directors or officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, SNH, RMR and five other companies to which RMR provides management services each own 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Climate change legislation and resulting increased energy costs at our communities could materially and adversely affect our business, financial condition and results of operations.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our communities to increase in the future. In the longer term, we believe any such increased costs will be passed through and paid by our patients, residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change."

RISKS RELATED TO OUR SECURITIES

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        We conduct substantially all of our business through, and substantially all of our communities are owned by, our subsidiaries. Consequently, our ability to pay debt service on the outstanding Notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on the outstanding Notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our non-guarantor subsidiaries. Certain of our subsidiaries guarantee our obligations under the Notes and those subsidiaries and additional subsidiaries guarantee our obligations under our credit agreements. In addition, as of December 31, 2012, our subsidiaries which have not guaranteed the Notes had approximately $46.3 million of debt. The Notes are unsecured and, as such, effectively subordinated to our and our subsidiary guarantor secured debt. We may incur additional secured indebtedness that would effectively rank senior to the outstanding Notes. In addition, our non-guarantor subsidiaries have substantial additional obligations, including trade payables and lease obligations, to which the Notes are and will be effectively subordinated.

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

        The terms of the Notes permit us, and the terms of future notes may permit us, to redeem all or a portion thereof after a certain amount of time, or up to a certain percentage of those outstanding notes prior to certain dates. Generally, the redemption price will equal the principal amount being redeemed, plus accrued interest to the redemption date, plus any applicable premium. If a redemption occurs, our noteholders may be unable to reinvest the money they receive in the redemption at a rate that is equal to or higher than the rate of return on the applicable notes.

There may be no public market for notes we may issue and one may not develop.

        There is currently a limited trading market for the Notes. In addition, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for price quotations to be made available through any automated quotation system. We cannot assure that an active trading market for any of our notes will exist in the future. Even if a market develops, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for the senior living industry generally. Also, we have purchased and retired $101.6 million face amount of the outstanding Notes. These purchases reduced the number and amount of the outstanding Notes and may decrease the liquidity of the Notes.

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

The market price of our common shares has fluctuated and a number of factors may cause the market price of our common shares to decline.

        The market price of our common shares has fluctuated and could fluctuate significantly in the future if any of the risks described herein occur or in response to various factors and events, including, but not limited to:

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

OUR SENIOR LIVING COMMUNITIES

        As of December 31, 2012, we owned or leased and operated 222 senior living communities which we have categorized into two groups as follows:

		Type of units
						Average occupancy for the year ended Dec. 31, 2012		Percent of revenues from private resources
Type of community	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2012
							(in thousands)
Independent and assisted living communities	184	6,895	11,426	2,020	20,341	86.6%	$880,432	86.5%
SNFs	38	69	18	3,336	3,423	80.6%	213,895	25.4%

Totals:	222	6,964	11,444	5,356	23,764	85.7%	$1,094,327	74.5%

        Excluded from the preceding data are 39 independent and assisted living communities containing 3,347 independent living apartments, 2,865 assisted living suites and 478 skilled nursing beds that we manage for the account of SNH. Also excluded are two SNFs containing 271 living units that we own and one assisted living community containing 103 living units that we lease from SNH that are being offered for sale and that we have classified as discontinued operations.

Independent and Assisted Living Communities

        As of December 31, 2012, we owned or leased and operated 184 independent and assisted living communities. We leased 149 of these communities from SNH and four of these communities from HCP, Inc., or HCP. We own the remaining 31 communities. These communities have 20,341 living units and are located in 26 states. The following table provides additional information about these communities and their operations as of December 31, 2012:

		Type of units
						Average occupancy for the year ended Dec. 31, 2012		Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2012
							(in thousands)
1. Alabama	8	—	367	—	367	88.1%	$13,279	100.0%
2. Arizona	5	471	390	188	1,049	77.4%	42,031	81.7%
3. California	9	496	423	59	978	80.9%	43,854	92.4%
4. Delaware	6	336	322	341	999	80.2%	64,967	65.8%
5. Florida	9	1,180	718	155	2,053	92.2%	79,050	76.7%
6. Georgia	11	111	524	40	675	86.8%	25,427	93.1%
7. Illinois	2	112	73	—	185	93.7%	5,246	100.0%
8. Indiana	16	949	577	140	1,666	87.3%	64,472	87.7%
9. Kansas	3	332	67	200	599	90.7%	29,669	72.6%
10. Kentucky	9	491	281	183	955	91.7%	44,876	83.9%
11. Maryland	10	270	661	—	931	91.8%	51,831	99.8%
12. Massachusetts	1	—	124	—	124	82.3%	7,430	100.0%
13. Minnesota	1	—	230	—	230	83.5%	12,798	95.4%
14. Mississippi	2	—	114	—	114	95.4%	3,887	100.0%
15. Missouri	1	111	—	—	111	92.9%	2,725	100.0%
16. Nebraska	2	31	108	62	201	86.9%	8,600	58.9%
17. New Jersey	5	215	563	60	838	90.1%	38,563	82.9%
18. New Mexico	1	114	35	60	209	80.9%	12,196	80.8%
19. North Carolina	15	143	1,295	—	1,438	84.5%	59,411	98.1%
20. Ohio	1	143	115	60	318	89.3%	18,389	86.4%
21. Pennsylvania	10	—	1,002	—	1,002	83.8%	37,478	100.0%
22. South Carolina	18	101	857	100	1,058	82.6%	40,292	91.9%
23. Tennessee	11	7	670	—	677	95.0%	24,273	100.0%
24. Texas	10	898	636	298	1,832	81.0%	82,531	84.1%
25. Virginia	12	284	771	—	1,055	88.8%	39,521	100.0%
26. Wisconsin	6	100	503	74	677	91.3%	27,636	66.1%

Totals:	184	6,895	11,426	2,020	20,341	86.6%	$880,432	86.5%

Skilled Nursing Facilities

        As of December 31, 2012, we operated 38 SNFs that we lease from SNH. These facilities have 3,423 living units and are located in nine states. The following table provides additional information about these facilities and their operations as of December 31, 2012:

		Type of units
						Average occupancy for the year ended Dec. 31, 2012		Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2012
							(in thousands)
1. Arizona	1	—	18	102	120	80.7%	$7,137	17.6%
2. California	4	—	—	373	373	91.5%	36,627	13.2%
3. Colorado	7	46	—	754	800	82.7%	53,769	32.1%
4. Iowa	6	19	—	413	432	83.4%	26,833	19.0%
5. Kansas	1	4	—	56	60	87.8%	3,309	26.9%
6. Missouri	1	—	—	112	112	59.1%	4,263	20.1%
7. Nebraska	10	—	—	613	613	85.5%	33,882	30.5%
8. Wisconsin	6	—	—	722	722	70.4%	36,484	30.5%
9. Wyoming	2	—	—	191	191	77.6%	11,591	23.2%

Totals:	38	69	18	3,336	3,423	80.6%	$213,895	25.4%

OUR INPATIENT REHABILITATION HOSPITALS

        As of December 31, 2012, we operated two inpatient rehabilitation hospitals that we lease from SNH. These hospitals are located in Massachusetts and have 321 beds dedicated to inpatient rehabilitation services to patients at the two hospital locations and at three satellite locations. In addition, we lease and operate 13 outpatient clinics affiliated with these hospitals. For the year ended December 31, 2012, the combined revenues of these operations were $107.0 million, of which approximately 67% came from Medicare, 3% came from Medicaid and the remaining 30% came from health insurance companies or other sources. The average occupancy at these inpatient facilities for the year ended December 31, 2012 was 60.3%.

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

	Number of properties	Annual minimum rent as of December 31, 2012	Initial expiration date	Renewal terms
1. Lease No. 1 for SNFs and independent and assisted living communities(1)	91	$58.8 million	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs, independent and assisted living communities and rehabilitation hospitals	53	70.4 million	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities(2)	17	34.0 million	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities(3)	29	34.5 million	April 30, 2017	Two 15-year renewal options.

Totals	190	$197.7 million

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

        Percentage Rent.    Our leases with SNH require us to pay percentage rent at 181 of the 188 senior living communities we lease from SNH (including the one assisted living community we lease from SNH that has been classified as discontinued operations) equal to 4% of the amount by which gross revenues, as defined in our leases, of each property exceeds gross revenues in a specific base year. These amounts are in addition to the minimum annual rent amounts payable by us to SNH. We paid total percentage rent of $4.9 million in 2012. Different base years apply to those communities that pay percentage rent. The base year is usually the first full calendar year after each community is leased. We do not pay percentage rent for our rehabilitation hospitals.

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

        Maintenance and Alterations.    We are required to operate continuously and maintain, at our expense, the leased properties in good order and repair, including structural and nonstructural components. We may request SNH to fund amounts needed for repairs and renovations in return for rent increases according to formulas in the leases; however, SNH is not obligated to fund such requests and we are not required to sell them to SNH. At the end of each lease term, we are required to surrender the leased properties in substantially the same condition as existed on the commencement date of the lease, subject to any permitted alterations and ordinary wear and tear.

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

        Damage, Destruction, Condemnation and Environmental Matters.    If any of the leased properties is damaged by fire or other casualty or taken for a public use, we are generally obligated to rebuild it unless the property cannot be restored. If the property cannot be restored, SNH will generally receive all insurance or taking proceeds and we are liable to SNH for the amount of any deductible or deficiency between the replacement cost and the insurance proceeds, and our rent will be adjusted pro rata. We are also required to remove and dispose of any hazardous substance at the leased properties in compliance with all applicable environmental laws and regulations.

        Events of Default.    Events of default under each lease generally include the following:

  •
  our failure to pay rent or any money due under the lease when it is due, which failure continues for five business days;

  •
  our failure to maintain the insurance required under such lease;

  •
  any person or group acquiring ownership of 9.8% or more of our outstanding voting stock or any change in our control, the adoption of any stockholder proposal (other than a precatory proposal) or the election to our Board of Directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual;

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

        Lease Subordination.    Our leases may be subordinated to any mortgages on properties leased from SNH. As of December 31, 2012, SNH had mortgages on 31 of our communities to which our leases were subordinated. These 31 communities had 4,233 living units and 2012 revenues totaling $195.0 million. SNH's outstanding borrowing secured by mortgages on these 31 communities totaled $361.7 million as of December 31, 2012.

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

        Our Relationship with SNH.    SNH is our largest landlord. We were a 100% owned subsidiary of SNH before December 31, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. Both we and SNH receive management services from RMR. SNH owns 4,235,000, or 8.8%, of our outstanding common shares as of December 31, 2012. For more information about our dealings with SNH, and about the risks which may arise as a result of these related person transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K.

Management Contracts

        We began managing communities for SNH's account in June 2011 in connection with SNH's acquisition of certain senior living communities at that time. We have since begun managing additional communities that SNH has acquired. With the exception of the management agreement for the senior living community in New York, described in Note 16 to the Notes to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, or Note 16, which is incorporated herein by reference, the management agreements for the communities we manage for SNH's account provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital. The management agreements generally expire on December 31, 2031, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements provide that we and SNH each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

        In connection with the management agreements, we and SNH have entered into three pooling agreements, two pooling agreements which pool our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which pools our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement. We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012. In connection with entering into the second AL Pooling Agreement, we and SNH amended and restated the initial AL Pooling Agreement so that it includes only 20 identified communities. The second AL Pooling Agreement includes the management agreements for the remaining communities that include assisted living units that we currently manage for SNH (other than with respect to the senior living community in New York as further described in Note 16). We entered into the IL Pooling Agreement in August 2012. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determinations of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our incentive fees and SNH's return of its invested capital. Under each of the pooling agreements, SNH has the right, after the period of time specified in the agreement has elapsed and subject to our cure rights, to terminate all, but not less than all, of the management agreements that are subject to the agreement if SNH does not receive its minimum return in each of three consecutive years. In addition, under each of the pooling agreements, we have a limited right to require the sale of underperforming communities. Also, under each of the pooling agreements, any nonrenewal notice given by us with respect to a community is deemed a nonrenewal with respect to all the communities that are subject to that agreement.

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares were traded on the NYSE Amex (now known as NYSE MKT) (symbol: FVE) through February 3, 2011. Beginning on February 4, 2011, our common shares are traded on the NYSE (symbol: FVE). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE MKT or the NYSE:

	High	Low
2011
First Quarter	$8.62	$5.95
Second Quarter	8.95	5.00
Third Quarter	6.15	2.42
Fourth Quarter	3.39	2.15
2012
First Quarter	$3.95	$2.92
Second Quarter	3.80	2.98
Third Quarter	5.29	3.09
Fourth Quarter	5.98	4.45

        The closing price of our common shares on the NYSE on February 15, 2013 was $5.40 per share.

        As of February 15, 2013, there were approximately 2,414 stockholders of record, and we estimate that as of such date there were approximately 22,947 beneficial owners of our common shares.

        We have never paid or declared any cash dividends on our common shares. At present, we intend to retain our future earnings, if any, to fund our operations and the growth of our business. Our future decisions concerning the payment of dividends on our common shares will depend upon our results of operations, financial condition, and capital expenditure and investment plans, as well as other factors as our Board of Directors, in its discretion, may consider relevant.

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

Annual Report on Form 10-K and our Consolidated Financial Statements and accompanying notes included in Item 15 of this Annual Report on Form 10-K.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Operating data:
Total revenues	$1,350,878	$1,205,150	$1,133,976	$1,068,293	$978,743
Net income from continuing operations	13,428	67,485	25,354	41,710	7,253
Net income (loss) from discontinued operations	11,517	(3,284)	(1,862)	(3,380)	(11,749)
Net income (loss)	24,945	64,201	23,492	38,330	(4,496)
Basic net income (loss) per share:
Income from continuing operations	0.28	1.60	0.71	1.24	0.23
Income (loss) from discontinued operations	0.24	(0.08)	(0.05)	(0.10)	(0.37)
Net income (loss)	0.52	1.52	0.66	1.14	(0.14)
Diluted net income (loss) per share:
Income from continuing operations	0.28	1.52	0.69	1.13	0.23
Income (loss) from discontinued operations	0.24	(0.07)	(0.05)	(0.08)	(0.37)
Net income (loss)	0.52	1.45	0.64	1.05	(0.14)
Balance sheet data (as of December 31):
Total assets	571,356	583,477	379,794	413,100	412,638
Total long term indebtedness	37,621	75,996	37,905	54,167	152,864
Other long term obligations	42,970	37,956	39,211	33,590	37,344
Total shareholders' equity	306,805	280,194	164,767	139,315	85,339

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INDUSTRY TRENDS

        The senior living industry generally is experiencing growth as a result of demographic factors. According to census data, the population in the United States over age 75 is growing much faster than the general population. A large number of independent and assisted living communities were built in the 1990s. This development activity caused an excess supply of new, high priced communities. Longer than projected fill up periods resulted in low occupancy, price discounting and financial distress for many independent and assisted living operators. Development activity was significantly reduced in the early part of the last decade. We believe that the nationwide supply and demand for these types of facilities is about balanced today. We believe that the aging of the United States population and the significant reliance of independent and assisted living services upon revenues from residents' private resources should mean that these types of facilities can be profitably operated.

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

        Beginning in 2007, problems in certain domestic credit markets presaged a global credit crisis that led to a recession in the United States. The recession resulted in aggressive government spending in the United States, significant employee layoffs, reduced availability of credit on reasonable terms in most markets, and lower real estate prices. The weakened economic conditions created by the recession negatively affected our occupancy. While the economy grew moderately in 2012, it is unclear when current economic conditions, especially the housing market, may materially and sustainably improve. Although many of the services we provide are needs driven, some of those needs may be deferred during recessions; for example, relocating to a senior living community may be delayed when sales of houses are delayed. Also, we have experienced some pricing pressures from competition.

        Rehabilitation hospitals provide intensive medical services, including physical therapy, occupational therapy and speech language services beyond the capability customarily available in SNFs. We believe that our experience in providing high quality rehabilitation services at our IRFs has assisted us in providing increasing amounts of rehabilitation services at our senior living communities.

OPERATIONS

        We earn our senior living revenue primarily by providing housing and services to our senior living residents. During 2012, approximately 25% of our senior living revenues came from the Medicare and Medicaid programs and approximately 75% of our senior living revenues came from residents' private resources. We bill all private pay residents in advance for the housing and services to be provided in the following month.

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

  •
  Rent expense—we lease 188 senior living communities (including one senior living community classified as discontinued operations) and two rehabilitation hospitals from SNH and four senior living communities from HCP.

  •
  Hospital expenses—includes wages and benefits for our hospital based staff and other operating expenses related to our hospital business.

  •
  General and administrative expenses—principally wage related costs for headquarters and regional staff supporting our communities and hospitals.

  •
  Costs incurred on behalf of managed communities—includes wages and benefits for staff and other operating expenses related to the communities that we manage for the account of SNH, which are reimbursed to us by SNH, including from revenues we receive from the applicable managed communities, pursuant to our management agreements with SNH.

  •
  Depreciation and amortization expense—we incur depreciation expense on buildings and furniture and equipment that we own and we incur amortization expense on certain identifiable intangible assets.

  •
  Interest and other expenses—primarily includes interest on outstanding debt and amortization of deferred financing costs.

        During 2012, we added managed communities to our senior living portfolio and sold our institutional pharmacy business. We reevaluated our segment reporting based on our focusing of our operations on our senior living portfolio, specifically independent and assisted living communities. Our reportable segment consists of our senior living community business. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation hospital operating segment does not meet the quantitative thresholds of a reportable segment as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standard Codification™ Topic 280 and it is not considered a core component of our business. Therefore, we do not consider our rehabilitation hospital operating segment to be a material, separately reportable segment of our business and its operations are reported within our corporate and other activities. This represents a change from our segment reporting in 2011 and 2010 and the presentation of these years has been revised to conform to our new segment reporting presentation. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers' compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands. See our Consolidated Financial Statements and accompanying notes included in Item 15 of this Annual Report on Form 10-K for further financial information on our operating segments.

        We use segment operating profit as a means to evaluate our performance and for our business decision making purposes. Segment operating profit for our one reportable segment excludes certain interest, dividend and other income, certain interest and other expense, benefit (provision) for income taxes, equity in earnings (losses) of AIC, gain on settlement of litigation, gain on early extinguishment of debt, sales of securities, and corporate income and expenses.

INVESTMENT ACTIVITIES

        In 2011, we acquired from unrelated parties seven senior living communities containing 854 living units with one community located in Arizona and six communities located in Indiana, or the Indiana Communities, for an aggregate purchase price of $148.4 million, excluding closing costs and including $38.0 million of assumed mortgage notes and $2.6 million of assumed net working capital liabilities.

        In 2012, we completed the sale of our pharmacy business to Omnicare. We received $34.3 million in sale proceeds from Omnicare, which included $3.8 million in working capital. We recorded a pre-tax capital gain on sale of our pharmacy business of $23.3 million.

        During 2012 and 2011, we made capital expenditures for property, plant and equipment, on a net basis after considering the proceeds from sales of property and equipment to SNH, of $26.9 million and $27.1 million, respectively, and acquisitions of senior living communities, net of working capital assumed, of $0 and $107.8 million, respectively.

        During 2012 and 2011, we received gross proceeds of $4.2 million and $10.9 million, respectively, in connection with the sale of available for sale securities and recorded a net realized loss of $19,000 and a net realized gain of $4.1 million, respectively.

        During 2012 and 2011, we purchased and retired $12.4 million and $623,000 par value of the outstanding Notes, respectively, and recorded a gain of $45,000 and $1,000, respectively, net of related unamortized costs, on early extinguishment of debt.

Key Statistical Data For the Years Ended December 31, 2012 and 2011

        The following tables present a summary of our operations for the years ended December 31, 2012 and 2011:

Senior living communities:

	For the years ended December 31,
(dollars in thousands, except average monthly rate)	2012	2011	Change	% Change
Senior living revenue	$1,111,018	$1,078,380	$32,638	3.0%
Management fee revenue	5,817	898	4,919	547.8%
Reimbursed costs incurred on behalf of managed communities	126,995	20,552	106,443	517.9%

Total revenue	1,243,830	1,099,830	144,000	13.1%
Senior living wages and benefits	(548,164)	(536,386)	(11,778)	(2.2)%
Other senior living operating expenses	(270,069)	(259,655)	(10,414)	(4.0)%
Costs incurred on behalf of managed communities	(126,995)	(20,552)	(106,443)	(517.9)%
Rent expense	(191,018)	(185,045)	(5,973)	(3.2)%
Depreciation and amortization expense	(22,772)	(17,576)	(5,196)	(29.6)%
Interest and other expense	(2,408)	(1,128)	(1,280)	(113.5)%
Interest, dividend and other income	80	78	2	2.6%
Impairment of long-lived assets	—	(3,500)	3,500	100.0%

Senior living income from continuing operations	$82,484	$76,066	$6,418	8.4%

Total number of communities (end of period):
Owned and leased communities	222	222	—	—
Managed communities	39	23	16	69.6%

Number of total communities	261	245	16	6.5%

Total number of living units (end of period):
Owned and leased living units	23,764	23,764	—	—
Managed living units	6,690	3,393	3,297	97.2%

Number of total living units	30,454	27,157	3,297	12.1%

Owned and leased communities:
Occupancy %	85.7%	85.8%	n/a	(0.1)%
Average monthly rate	$4,477	$4,516	$(39)	(0.9)%
Percent of senior living revenue from Medicaid	12.7%	12.7%	n/a	—
Percent of senior living revenue from Medicare	12.8%	14.6%	n/a	(1.8)%
Percent of senior living revenue from private and other sources	74.5%	72.7%	n/a	1.8%

Comparable communities (senior living communities that we have owned or leased and operated continuously since January 1, 2011):

	For the years ended December 31,
(dollars in thousands, except average monthly rate)	2012	2011	Change	% Change
Senior living revenue	$1,060,457	$1,054,019	$6,438	0.6%
Senior living wages and benefits	(531,569)	(527,947)	(3,622)	(0.7)%
Other senior living operating expenses	(256,888)	(253,401)	(3,487)	(1.4)%
No. of communities (end of period)	209	209	n/a	—
No. of living units (end of period)	22,175	22,175	n/a	—
Occupancy %	85.4%	85.6%	n/a	(0.2)%
Average monthly rate	$4,605	$4,580	$25	0.5%
Percent of senior living revenue from Medicaid	13.2%	12.9%	n/a	0.3%
Percent of senior living revenue from Medicare	13.4%	15.0%	n/a	(1.6)%
Percent of senior living revenue from private and other sources	73.4%	72.1%	n/a	1.3%

Corporate and Other:(1)

	For the years ended December 31,
(dollars in thousands)	2012	2011	Change	% Change
Rehabilitation hospital revenue	$107,048	$105,320	$1,728	1.6%
Rehabilitation hospital expenses	(96,488)	(95,305)	(1,183)	(1.2)%
Rehabilitation hospital rent expense	(10,623)	(10,362)	(261)	(2.5)%
Depreciation and amortization expense	(2,292)	(2,118)	(174)	(8.2)%
General and administrative expenses(2)	(61,599)	(57,540)	(4,059)	(7.1)%
Equity in earnings of Affiliates Insurance Company	316	139	177	127.3%
Gain on settlement	3,365	—	3,365	100.0%
Gain on early extinguishment of debt	45	1	44	4400.0%
(Loss) gain on sale of available for sale securities	(19)	4,116	(4,135)	(100.5)%
Interest, dividend and other income	801	1,162	(361)	(31.1)%
Interest and other expense	(3,860)	(2,789)	(1,071)	(38.4)%
Acquisition related costs	(108)	(1,759)	1,651	93.9%
(Provision) benefit for income taxes	(5,642)	50,554	(56,196)	(111.2)%

Corporate and Other loss from continuing operations	$(69,056)	$(8,581)	$(60,475)	(704.8)%

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

Consolidated:

	For the years ended December 31,
(dollars in thousands)	2012	2011	Change	% Change
Summary of revenue:
Senior living communities	$1,243,830	$1,099,830	$144,000	13.1%
Corporate and Other	107,048	105,320	1,728	1.6%

Total revenue	$1,350,878	$1,205,150	$145,728	12.1%

Summary of income from continuing operations:
Senior living communities	$82,484	$76,066	$6,418	8.4%
Corporate and Other	(69,056)	(8,581)	(60,475)	(704.8)%

Income from continuing operations	$13,428	$67,485	$(54,057)	(80.1)%

Year ended December 31, 2012 Compared to year ended December 31, 2011

Senior living communities:

        Our senior living revenue increased by 3.0% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily because we operated the 13 communities which we began operating in 2011 for a full year in 2012, partially offset by a slight decrease in occupancy and a 3.7% reduction in aggregate Medicare payment rates at our SNFs. Our senior living revenue at the communities that we operated continuously since January 1, 2011 through December 31, 2012, or our current year comparable communities, increased 0.6% primarily due to an increase in Medicaid payment rates in certain states, partially offset by a decrease in occupancy and a 3.7% reduction in aggregate Medicare payment rates at our SNFs.

        Our management fee revenue and reimbursed costs at our managed communities increased significantly during the year ended December 31, 2012 due to an increase in the number of communities we managed from 23 to 39 during 2012 and because we managed these 23 communities for a full year in 2012 compared to a partial year in 2011. For the year ended December 31, 2012, we recorded approximately $5.8 million of management fee revenue and $127.0 million of reimbursed costs incurred at these communities.

        Our senior living wages and benefits increased 2.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily because we operated 13 communities which we began operating in 2011 for a full year in 2012 and because of wage increases at our current year comparable communities. Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 4.0% because we operated 13 communities which we began operating in 2011 for a full year in 2012, and because of increased charges from various service providers, partially offset by a decrease in pharmacy expense and decreased utility costs as a result of mild weather experienced throughout the United States during the first quarter of 2012. Our senior living wages and benefits at our current year comparable communities increased by 0.7% due primarily to wage increases. Our other senior living operating expenses at our current year comparable communities increased by 1.4% primarily due to an increase in charges from various service providers, partially offset by a decrease in pharmacy expense and decreased utility costs as a result of mild weather experienced throughout the United States during the first quarter of 2012. Our senior living rent expense increased by 3.2% compared to the year ended December 31, 2011 primarily due to the addition of six communities we began to lease during the second quarter of 2011 and our payment of additional rent for senior living community capital improvements purchased by SNH at our request since January 1, 2011.

        Our senior living depreciation and amortization expense increased by 29.6% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to additional depreciation and amortization resulting from the seven owned senior living communities that we acquired in the second and third quarters of 2011 and capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

        Interest and other expense attributable to our senior living communities increased by 113.5% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to our assumption of four mortgage notes in connection with our acquisition of four senior living communities during the second and third quarters of 2011.

Corporate and Other:

        Our rehabilitation hospital revenues increased by 1.6% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to higher Medicare and third party payer rates, partially offset by a decrease in occupancy.

        Our rehabilitation hospital expenses increased by 1.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to increases in labor and benefit costs, partially offset by a decrease in purchases relating to ancillary supplies.

        Our rehabilitation hospital rent expense increased by 2.5% for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH at our request since January 1, 2011.

        General and administrative expenses increased by 7.1% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to increased regional personnel and information technology costs resulting from our acquisitions of additional communities during 2011, and wage increases.

        Our interest and other income decreased by 31.1% for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to lower investable cash balances and lower yields realized on our investments.

        Our interest and other expense increased by 38.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to interest paid on our Credit Facility and the bridge loan from SNH, or the Bridge Loan, partially offset by our purchase and retirement of $13.0 million par value of the outstanding Notes since January 1, 2011.

        For the year ended December 31, 2012, we recognized tax expense from continuing operations of $5.6 million, of which $1.2 million represents current state tax expense that is payable without regard to our tax loss carry forwards. During the fourth quarter of 2011 we evaluated the realizability of certain of our deferred tax assets, which include, among other things, our net operating losses and tax credits, and determined that it is more likely than not that we will realize the benefit of such deferred tax assets. As of December 31, 2012, our federal net operating loss carry forward, which will begin to expire in 2025 if unused, was approximately $67.8 million, and our tax credit carry forward, which will begin to expire in 2022 if unused, was approximately $8.6 million.

Discontinued operations:

        Income from discontinued operations for the year ended December 31, 2012 increased $14.8 million to $11.5 million, compared to a loss of $3.3 million for the year ended December 31, 2011. Income from discontinued operations for the year ended December 31, 2012 is primarily due to the $23.3 million gain on sale, before income tax expense of $7.1 million and transaction costs, that we recorded relating to the sale of our pharmacy business, partially offset by losses we incurred at assisted living communities and SNFs that we have sold or expect to sell. The loss from discontinued operations for the year ended December 31, 2011 is primarily due to an impairment charge of $3.9 million to reduce the carrying value of two SNFs we own to their estimated fair value, less costs to sell, and losses we incurred at assisted living communities and SNFs that we have sold or expect to sell, partially offset by income from our pharmacy business.

Key Statistical Data For the Years Ended December 31, 2011 and 2010:

        The following tables present a summary of our operations for the years ended December 31, 2011 and 2010:

Senior living communities:

	For the year ended December 31,
(dollars in thousands, except average monthly rate)	2011	2010	Change	% Change
Senior living revenue	$1,078,380	$1,033,935	$44,445	4.3%
Management fee revenue	898	—	898	100.0%
Reimbursed costs incurred on behalf of managed communities	20,552	—	20,552	100.0%

Total revenue	1,099,830	1,033,935	65,895	6.4%
Senior living wages and benefits	(536,386)	(513,462)	(22,924)	(4.5)%
Other senior living operating expenses	(259,655)	(244,109)	(15,546)	(6.4)%
Costs incurred on behalf of managed communities	(20,552)	—	(20,552)	(100.0)%
Rent expense	(185,045)	(178,308)	(6,737)	(3.8)%
Depreciation and amortization expense	(17,576)	(12,376)	(5,200)	(42.0)%
Interest and other expense	(1,128)	(199)	(929)	(466.8)%
Interest, dividend and other income	78	114	(36)	(31.6)%
Impairment of long-lived assets	(3,500)	—	(3,500)	(100.0)%

Senior living income from continuing operations	$76,066	$85,595	$(9,529)	(11.1)%

Total number of communities (end of period):
Owned and leased communities	222	209	13	6.2%
Managed communities	23	—	23	100.0%

Number of total communities	245	209	36	17.2%

Total number of living units (end of period):
Owned and leased living units	23,764	22,175	1,589	7.2%
Managed living units	3,393	—	3,393	100.0%

Number of total living units	27,157	22,175	4,982	22.5%

Occupancy %	85.8%	86.2%	n/a	(0.4)%
Average monthly rate	$4,516	$4,480	$36	0.8%
Percent of senior living revenue from Medicaid	12.7%	13.3%	n/a	(0.6)%
Percent of senior living revenue from Medicare	14.6%	14.4%	n/a	0.2%
Percent of senior living revenue from private and other sources	72.7%	72.3%	n/a	0.4%

Comparable communities (senior living communities that we have owned or leased and operated continuously since January 1, 2010):

	For the year ended December 31,
(dollars in thousands, except average monthly rate)	2011	2010	Change	% Change
Senior living revenue	$1,050,202	$1,032,357	$17,845	1.7%
Senior living wages and benefits	(526,256)	(512,755)	(13,501)	(2.6)%
Other senior living operating expenses	(252,546)	(243,762)	(8,784)	(3.6)%
No. of communities (end of period)	208	208	n/a	—
No. of living units (end of period)	22,065	22,065	n/a	—
Occupancy %	85.5%	86.2%	n/a	(0.7)%
Average monthly rate	$4,589	$4,484	$105	2.3%
Percent of senior living revenue from Medicaid	12.9%	13.4%	n/a	(0.5)%
Percent of senior living revenue from Medicare	15.1%	14.4%	n/a	0.7%
Percent of senior living revenue from private and other sources	72.0%	72.2%	n/a	(0.2)%

Corporate and Other:(1)

	For the year ended December 31,
(dollars in thousands)	2011	2010	Change	% Change
Rehabilitation hospital revenues	$105,320	$100,041	$5,279	5.3%
Rehabilitation hospital expenses	(95,305)	(92,190)	(3,115)	(3.4)%
Rehabilitation hospital rent expense	(10,362)	(9,988)	(374)	(3.7)%
Depreciation and amortization expense	(2,118)	(2,082)	(36)	(1.7)%
General and administrative expenses(2)	(57,540)	(55,486)	(2,054)	(3.7)%
Gain on investments in trading securities	—	4,856	(4,856)	(100.0)%
Loss on put right related to auction rate securities	—	(4,714)	4,714	100.0%
Equity in earnings (losses) of Affiliates Insurance Company	139	(1)	140	14000.0%
Gain on early extinguishment of debt	1	592	(591)	(99.8)%
Gain on sale of available for sale securities	4,116	933	3,183	341.2%
Interest, dividend and other income	1,162	1,643	(481)	(29.3)%
Interest and other expense	(2,789)	(2,397)	(392)	(16.4)%
Acquisition related costs	(1,759)	—	(1,759)	(100.0)%
Benefit (provision) for income taxes	50,554	(1,448)	52,002	3591.3%

Corporate and Other loss from continuing operations	$(8,581)	$(60,241)	$51,660	85.8%

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

Consolidated:

	For the year ended December 31,
(dollars in thousands)	2011	2010	Change	% Change
Summary of revenue:
Senior living communities	$1,099,830	$1,033,935	$65,895	6.4%
Corporate and Other	105,320	100,041	5,279	5.3%

Total revenue	$1,205,150	$1,133,976	$71,174	6.3%

Summary of income from continuing operations:
Senior living communities	$76,066	$85,595	$(9,529)	(11.1)%
Corporate and Other	(8,581)	(60,241)	51,660	85.8%

Income from continuing operations	$67,485	$25,354	$42,131	166.2%

Year ended December 31, 2011 Compared to year ended December 31, 2010

Senior living communities:

        Our senior living revenue increased by 4.3% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily because the number of communities that we owned and leased as of the end of the period increased from 209 to 222 and increased per diem charges to residents, partially offset by a decrease in occupancy and the CMS 11.1% reduction in aggregate Medicare payment rates for SNFs. Our senior living revenue at the communities that we operated continuously since January 1, 2010 through December 31, 2011, or our prior year comparable communities, increased 1.7% due primarily to increased per diem charges to residents, offset by a decrease in occupancy and the CMS 11.1% reduction in aggregate Medicare payment rates for SNFs.

        In 2011, we began to manage 23 communities. For the year ended December 31, 2011, we recorded management fee revenue of approximately $898,000 and $20.6 million of reimbursed costs incurred at these communities.

        Our senior living wages and benefits increased 4.5% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily because the number of communities that we owned and leased as of the end of the period increased from 209 to 222 and because of wage increases and increased employee health insurance costs at our prior year comparable communities. Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 6.4% due to an increase in the number of communities that we owned and leased from 209 to 222, plus increased charges from various service providers, marketing costs and general maintenance expenses. Our senior living wages and benefits at our prior year comparable communities increased by 2.6% due primarily to wage increases and higher employee health insurance costs. Our other senior living operating expenses at our prior year comparable communities increased by 3.6% primarily due to increases in charges from various service providers, marketing costs and general maintenance expenses. Our senior living rent expense increased by 3.8% compared to the year ended December 31, 2010 primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH at our request since January 1, 2010.

        Our senior living depreciation and amortization expense increased by 42.0% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

        Interest and other expense increased by 466.8% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to our assumption of four mortgage notes totaling $39.2 million in connection with our acquisition of four senior living communities during 2011.

        During our evaluation of long-lived and other intangible assets, we identified and recorded an impairment of long-lived assets of $3.5 million related to several senior living communities.

Corporate and Other:

        Our rehabilitation hospital revenues increased by 5.3% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to an increase in Medicare payment rates during the first three quarters of 2011 and a slight increase in occupancy.

        Our rehabilitation hospital expenses increased by 3.4% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to increases in labor and benefits.

        Our rehabilitation hospital rent expense increased by 3.7% for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH at our request since January 1, 2010.

        General and administrative expenses increased by 3.7% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to increased regional support costs resulting from our acquisitions of additional communities during 2011, plus wage increases.

        During the year ended December 31, 2011, we recognized a gain of $4.1 million on sales of available for sale securities held by our captive insurance company and we incurred $1.8 million of acquisition related costs, all of which relate to completed transactions.

        During the year ended December 31, 2010, we recognized a gain of $4.9 million on investments in trading securities related to our holdings of auction rate securities, or ARS, a loss of $4.7 million on the value of our right pursuant to an agreement with UBS AG, or UBS, to require UBS to acquire our ARS at par value and a gain of $933,000 on a sale of available for sale securities held by our captive insurance company.

        During the year ended December 31, 2011, we purchased and retired $623,000 par value of outstanding Notes for $622,000 plus accrued interest, and recorded a gain of $1,000 net of related unamortized costs on early extinguishment of debt.

        During the year ended December 31, 2010, we purchased and retired $11.8 million par value of outstanding Notes for $10.8 million plus accrued interest and prepaid a $4.6 million HUD insured mortgage note. As a result of the purchase and prepayment, we recorded a gain on extinguishment of debt of $592,000, net of related unamortized costs and prepayment penalties.

        Our interest, dividend and other income decreased by 29.3% for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to lower investable cash balances and lower yields realized on our investments.

        Our interest and other expense increased by 16.4% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to interest on our outstanding balance on the Bridge Loan, partially offset by our purchase and retirement of $12.4 million par value of the outstanding Notes since January 1, 2010.

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

Discontinued operations:

        Loss from discontinued operations for the year ended December 31, 2011 increased $1.4 million to $3.3 million, compared to a loss of $1.9 million for the year ended December 31, 2010. The losses in both years are primarily due to losses we incurred at assisted living communities and SNFs that we have sold or expect to sell, partially offset by income from our pharmacy business that we have sold. Loss from discontinued operations for the year ended December 31, 2011 includes an asset impairment charge of $3.9 million to reduce the carrying value of two SNFs to their estimated fair value based upon the then expected sale price less costs to sell.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2012, we had $24.6 million of unrestricted cash and cash equivalents and $35.0 million and $149.4 million available to borrow under our Credit Agreement and our Credit Facility, respectively. We expect to use cash balances, borrowings under our Credit Agreement, which is scheduled to expire in March 2013, and our Credit Facility, and the cash flow from our operations to fund our operations, debt repayments, investments in and maintenance of our properties, including those which are not improvements that we may sell to SNH for increased rent pursuant to our leases with SNH, future property acquisitions and other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter. If, however, our occupancies decline from historic levels, the non-government rates we receive for our services decline or government reimbursement rates are reduced and we are unable to generate positive cash flow for an extended period, we expect that we would explore alternatives to fund our operations. Such alternatives may include further reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our communities that are not subject to existing mortgages and issuing new equity or debt securities. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but this registration statement does not assure that there will be buyers for such securities.

Auction Rate and Available for Sale Securities

        We routinely evaluate our available for sale investments to determine if they have been impaired. If the book or carrying value of an investment is less than its estimated fair value and we expect that situation to continue for a more than a temporary period, we will record an "other than temporary impairment" loss in our consolidated statement of income. We estimate the fair value of our available for sale investments by reviewing each security's current market price, the ratings of the security, the financial condition of the issuer, and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an "other than temporary impairment" if the quoted market price of the security is below the security's cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of an available for sale security is an "other than temporary impairment", we record a charge to earnings. We did not record an impairment charge for the years ended December 31, 2012, 2011 or 2010.

        Until June 30, 2010, we held investments in trading securities which consisted of ARS that were primarily bonds issued by various entities to fund student loans pursuant to the Federal Family Education Loan Program. Pursuant to their terms, the ARS were subject to periodic auctions, which impacted their liquidity and terms. Due to events in the credit markets, auctions for these ARS failed starting in the first quarter of 2008. In November 2008, we entered into a settlement agreement with UBS related to our investment in ARS and on June 30, 2010, we exercised our right pursuant to this agreement to require UBS to acquire our remaining ARS at par value. UBS settled and paid to us $41.5 million on July 1, 2010, which was net of our outstanding balance on our UBS secured revolving credit facility of $6.3 million.

Assets and Liabilities

        Our total current assets at December 31, 2012 were $137.3 million, compared to $148.3 million at December 31, 2011. At December 31, 2012, we had cash and cash equivalents of $24.6 million compared to $28.4 million at December 31, 2011. The decrease in cash and cash equivalents results from repayment of a portion of the amount outstanding under our Credit Facility, repayment of the Bridge Loan and our purchase and retirement of a portion of the outstanding Notes during 2012, each with cash on hand, partially offset by cash received from operations and the sale of our pharmacy business. Our current and long term liabilities were $184.0 million and $80.6 million, respectively, at December 31, 2012 compared to $189.3 million and $114.0 million, respectively, at December 31, 2011. The decrease in current liabilities results from the repayment of the Bridge Loan, partially offset by the classification of the Notes in current liabilities at December 31, 2012 and timing of payment and accrual differences. The decrease in long term liabilities primarily results from the reclassification of the Notes into current liabilities, partially offset by an increase in accrued self insurance obligations.

        We had net cash flows from continuing operations of $56.8 million for the year ended December 31, 2012 compared to $40.3 million for the year ended December 31, 2011. Acquisitions of property and equipment, including the acquisition of senior living communities, on a net basis after considering the proceeds from sales of fixed assets to SNH, were $26.9 million and $134.9 million for the years ended December 31, 2012 and 2011, respectively. During 2012 and 2011, we purchased and retired a total of $12.4 million and $623,000, respectively, par value of the outstanding Notes for $12.0 million and $622,000, respectively, plus accrued interest.

Acquisitions and Related Financings

        In May 2011, we acquired from an unrelated third party an assisted living community containing 116 living units located in Arizona for $25.6 million, excluding closing costs. We financed the acquisition with cash on hand and by assuming a Federal National Mortgage Association, or FNMA, mortgage note for $18.7 million. We have included the results of this community's operations in our consolidated financial statements from the date of acquisition. We allocated the purchase price of this community to land, building and equipment. This community primarily provides independent and assisted living services and, as of December 31, 2012, all of the residents pay for their services with private resources.

        From June 2011 to September 2011, we purchased the Indiana Communities for an aggregate purchase price, excluding closing costs, of $122.8 million. The Indiana Communities primarily offer independent and assisted living services, which are currently primarily paid by residents from their private resources and contain 1,476 living units. We also entered into the Bridge Loan agreement with SNH under which SNH agreed to lend us up to $80.0 million to help fund the purchase of the Indiana Communities. In addition to the proceeds of the Bridge Loan, we also funded these acquisitions with a portion of the proceeds from a public offering of our common shares, or the Public Offering, by assuming mortgage notes secured by three of the Indiana Communities, by assuming net working capital liabilities of the Indiana Communities and with cash on hand. During 2011, we repaid $42.0 million of the principal amount then outstanding under the Bridge Loan with proceeds from the Public Offering and cash generated by operations. In April 2012, we repaid in full the principal amount then outstanding under the Bridge Loan, resulting in termination of the Bridge Loan. We funded the April 2012 repayment of the Bridge Loan with borrowings under our Credit Facility and cash on hand.

        In June 2011, we issued 11,500,000 of our common shares in the Public Offering, raising net proceeds of approximately $53,953. We used proceeds from the Public Offering to repay amounts outstanding under the Bridge Loan and to fund a portion of the cash purchase price of the Indiana Communities acquisition as described above.

Litigation Settlement

        On May 29, 2012, we entered into a settlement agreement, or the Settlement Agreement, with subsidiaries of Sunrise Senior Living Inc., or Sunrise, pursuant to which we agreed to settle our long running litigation with Sunrise, involving amounts charged by Sunrise to us for certain insurance programs for senior living communities managed by Sunrise for us. Pursuant to the Settlement Agreement, Sunrise paid us $4.0 million in cash and we recorded a gain of $3.4 million, net of legal fees, in our consolidated statements of income.

Our Leases and Management Agreements with SNH

        As of December 31, 2012, we leased 187 senior living communities, two rehabilitation hospitals and one assisted living community which has been classified as discontinued operations from SNH under four leases. Our total annual rent payable to SNH as of December 31, 2012 was $197.7 million, excluding percentage rent based on increases in gross revenues at certain properties. We paid approximately $4.9 million in percentage rent to SNH for the years ended December 31, 2012 and 2011.

        Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH. During the year ended December 31, 2012, SNH reimbursed us $30.5 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent being increased by approximately $2.5 million.

        During 2012, we entered into several management agreements and pooling agreements with SNH and its affiliates, as well as entered into lease amendments with SNH. For more information regarding these 2012 activities, see Note 16, which is incorporated herein by reference.

Our Revenues

        Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics are our primary source of cash to fund our operating expenses, including rent, capital expenditures and principal and interest payments on our debt.

        During the past several years, weak economic conditions throughout the country have negatively affected many entities both within and outside of our industry. These conditions have resulted in, among other things, a decrease in our communities' occupancy, and it is unclear when these conditions, especially in the housing market, may materially improve. Although many of the services that we provide are needs-driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of current economic circumstances.

        At our rehabilitation hospitals as well as clinics and some of our senior living communities (principally our SNFs), Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services. We derived approximately 29%, 31% and 31% of our consolidated revenues from these programs, primarily at our SNFs and our rehabilitation hospitals, for each of the years ended December 31, 2012, 2011 and 2010, respectively.

        Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $211.0 million, $224.8 million and 207.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our net Medicaid revenues from services to senior living community residents and at our rehabilitation hospitals totaled $142.1 million, $137.6 million and $140.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. CMS adopted a final rule that took effect on October 1, 2011, the effect of which was to reduce aggregate Medicare payment rates for SNFs by approximately 11.1%, or $3.87 billion, in federal fiscal year 2012. CMS also updated Medicare payment rates for SNFs effective October 1, 2012, which CMS estimates will increase aggregate Medicare payment rates for SNFs by 1.8%, or $670 million, for federal fiscal year 2013. Due to the prior reduction of approximately 11.1% discussed above, however, Medicare payment rates will be lower for federal fiscal year 2013 than they were in federal fiscal year 2011. We expect the reduction to Medicare SNF payment rates in federal fiscal year 2013 to be material and adverse to our future financial results of operations. Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. In addition, certain temporary increases in federal payments to states for Medicaid programs ended as of June 30, 2011. We expect the ending of these temporary federal payments, combined with the anticipated slow recovery of state revenues, to result in continued challenging state fiscal conditions. Some state budget deficits likely will increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets. We cannot currently estimate the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our expenses, but they may be material and adverse to our operations and may affect our future results of operations. Similarly, we are unable to predict the impact on us of the reforms to insurance, payment systems and healthcare delivery systems contained in and to be developed pursuant to the ACA. Although expanded insurance availability may provide additional paying consumers for the services we provide, if the changes to be implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs, our future financial results could be adversely and materially affected.

        Medicare and Medicaid programs provided approximately 70%, 68% and 64% of our revenues from our rehabilitation hospitals for the years ended December 31, 2012, 2011 and 2010, respectively. Effective October 1, 2011, CMS adopted a final rule that updated Medicare IRF PPS rates, which CMS estimated would result in an aggregate net increase of 2.2% in IRF Medicare payments for federal fiscal year 2012. The rule adjusts the aggregate rates by a rebased market basket update increase of approximately 2.9% to account for inflation, reduced by an automatic 0.1% and by a productivity adjustment of 1.0%, both pursuant to the ACA, and increased by 0.4% in estimated outlier payments. CMS subsequently adopted updated Medicare payment rates for IRFs effective October 1, 2012, which CMS estimates will increase aggregate Medicare payment rates for IRFs by 2.1%, or $140 million, for federal fiscal year 2013. The aggregate effect on our IRF Medicare payments for federal fiscal year 2013 may vary from CMS's estimate based on wage indexes and LIP percentages contained in the final rule.

        In addition, our two rehabilitation hospitals must satisfy the 60% Rule in order to be classified as an IRF by the Medicare program. Pursuant to the 60% Rule, at least 60% of a facility's inpatient population must require intensive rehabilitation services for one of CMS's 13 designated medical conditions. An IRF that fails to meet the requirements of the 60% Rule is subject to reclassification as a different type of healthcare provider, the effect of which would be to lower that IRF's Medicare payment rates. Although we believe that our IRFs are operating in compliance with the 60% Rule, the actual percentage of patients at our IRFs who receive services for a designated condition may not be as high as we believe, and it may decline. In addition, the Obama Administration has proposed in the past, and may propose in the future, changing the 60% Rule to a greater percentage, such that a higher percentage of a facility's population would have to receive services for treatment of a designated condition. If the percentage were increased, our IRFs' ability to maintain compliance with the rule would become more difficult. Our failure to remain in compliance, or a CMS finding of noncompliance, if it occurs, will result in our receiving lower Medicare rates than we currently receive at our IRFs and could materially and adversely affect our future financial results.

Insurance

        Increases over time in the costs of insurance, especially professional liability insurance, workers' compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase re-insurance for claims in excess of the self insurance amounts. These increased costs may continue in the future. We, RMR and other companies to which RMR provides management services are the shareholders of an insurance company, which has designed and reinsured in part a property insurance program under which we and the other shareholders participate. For more information about our existing insurance see "Business—Insurance" of this Annual Report on Form 10-K.

Rehabilitation Hospitals

        In October 2006, we began to operate two rehabilitation hospitals located in Massachusetts that provide extensive inpatient and outpatient health rehabilitation services. These hospitals are leased from SNH through June 30, 2026.

Discontinued Operations

        In August 2010, at our request, SNH sold four SNFs located in Nebraska which we leased from SNH to an unrelated party for net proceeds of approximately $1.5 million, and our annual rent payable to SNH decreased by approximately $145,000 per year.

        In November 2010, at our request, SNH agreed to sell one assisted living community located in Pennsylvania with 70 living units that was leased to us. SNH sold this community in May 2011, and our annual rent to SNH decreased by approximately $72,000 per year.

        Also in November 2010, at our request, SNH agreed to sell three SNFs located in Georgia with an aggregate of 329 living units that were leased to us. SNH consummated the sale of two of these communities in May 2011 and one community in June 2011, and our annual rent to SNH decreased by approximately $1.8 million per year.

        In 2011, we decided to offer for sale two SNFs we own that are located in Michigan with a total of 271 living units. In October 2012, we entered an agreement to sell these two SNFs for $8.0 million, including the assumption of $7.5 million of HUD mortgage debt by the buyer. In connection with this agreement, we recorded a $294,000 asset impairment charge to reduce the carrying value of these properties to their estimated fair value less costs to sell. Completion of this sale is subject to customary closing conditions and we can provide no assurance that a sale of these SNFs will be completed.

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

        In September 2012, we completed the sale of our pharmacy business to Omnicare. We received $34.3 million in sale proceeds from Omnicare, which included $3.8 million in working capital. We recorded a pre-tax capital gain on sale of the pharmacy business of $23.3 million. In connection with the sale, Omnicare did not acquire the real estate we owned associated with one pharmacy located in South Carolina. We intend to sell this real estate and we recorded a $350,000 asset impairment charge during the third quarter of 2012 to reduce the carrying value of this property to its estimated fair value less costs to sell.

        We have reclassified the consolidated balance sheets and the consolidated statements of income for all periods presented to show the financial position and results of operations of our pharmacies and the communities which have been sold or are expected to be sold as discontinued. Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Revenues	$70,382	$107,688	$127,009
Expenses	(74,638)	(109,770)	(128,871)
Impairment on assets	(644)	(3,938)	—
(Provision) benefit for income taxes	(6,930)	2,736	—
Gain on sale	23,347	—	—

Net income (loss)	$11,517	$(3,284)	$(1,862)

Contractual Obligations Table

        As of December 31, 2012, our contractual obligations from continuing and discontinued operations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long Term Debt Obligations(1)(2)	$71,132	$26,114	$2,716	$3,056	$39,246
Projected Interest on Long Term Debt Obligations(3)	29,874	3,460	5,217	4,876	16,321
Operating Lease Obligations(4)	2,351,411	198,871	395,968	372,396	1,384,176
Continuing care contracts(5)	1,708	—	794	582	332
Accrued Self Insurance Obligations(6)	34,647	—	27,910	6,737	—

Total	$2,488,772	$228,445	$432,605	$387,647	$1,440,075

(1)
Long Term Debt Obligations consist of the amounts due under one FNMA, three Federal Home Loan Mortgage Corporation, or FMCC, and two HUD insured mortgages as well as the outstanding Notes.

(2)
Holders of our outstanding Notes ($24,872 in principal amount outstanding) may require us to repurchase all or a portion of the outstanding Notes on each of October 15, 2013, 2016 and 2021,

  or upon the occurrence of certain change in control events prior to October 15, 2013. The amounts in the table reflect these Notes in the "Less than 1 year" category as we expect the holders of the Notes to require we repurchase them on October 15, 2013.

(3)
Projected Interest on Long Term Obligations is interest attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt payments, new debt issuances or change in interest rates.

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

Debt Financings and Covenants

        We have a $35.0 million Credit Agreement that is available for general business purposes, including acquisitions. The maturity date of our Credit Agreement is March 18, 2013. Borrowings under our Credit Agreement typically bear interest at LIBOR (with a floor of 2% per annum) plus a spread of 400 basis points, or 6% as of December 31, 2012. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. The weighted average interest rate for borrowings under our Credit Agreement was 6.25% for the years ended December 31, 2012 and 2011. There were no borrowings under our Credit Agreement during the year ended December 31, 2010. As of December 31, 2012 and February 15, 2013, we had $0 outstanding under our Credit Agreement.

        We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries' accounts receivable and related collateral. Our Credit Agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of the Business Management Agreement.

        In April 2012, we entered into our Credit Facility that is available for general business purposes, including acquisitions. The maturity date of our Credit Facility is April 13, 2015, and, subject to our payment of extension fees and meeting certain other conditions, includes options for us to extend the stated maturity date of our Credit Facility for two one-year periods. Borrowings under our Credit Facility typically bear interest at LIBOR plus a spread of 250 basis points, or 2.71% as of December 31, 2012. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. The weighted average interest rate for borrowings under our Credit Facility was 2.98% for the year ended December 31, 2012. As of December 31, 2012 and February 15, 2013, we had $0 outstanding under our Credit Facility.

        We are the borrower under our Credit Facility, and certain of our subsidiaries guarantee our obligations under our Credit Facility, which is secured by real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries and our guarantor subsidiaries' accounts receivable and related collateral. Our Credit Facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including a change of control of us.

        Our Credit Agreement and our Credit Facility contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.

        In May 2011, we entered into the Bridge Loan agreement with SNH under which SNH agreed to lend us up to $80.0 million to fund a part of the purchase price for our acquisitions of certain assets of the Indiana Communities. During 2011, we completed our acquisitions of the assets of the Indiana Communities and, in connection with the acquisitions, borrowed $80.0 million under the Bridge Loan. During 2011, we repaid $42.0 million of this advance with proceeds from the Public Offering and cash generated by operations. In April 2012, we repaid in full the principal amount then outstanding under the Bridge Loan, resulting in termination of the Bridge Loan. We funded the April 2012 repayment of the Bridge Loan with borrowings under our Credit Facility and cash on hand.

        At December 31, 2012, we had six irrevocable standby letters of credit totaling $755,000. The six letters of credit are security for our lease obligation to HCP, to an automobile leasing company and to a mortgagee of our property encumbered by a FNMA insured mortgage. The letters of credit are renewed annually. The maturity dates for these letters of credit range from April 2013 to September 2013. Our obligations under these letters of credit are secured by cash.

        In October 2006, we issued $126.5 million principal amount of the Notes. Our net proceeds from this issuance were approximately $122.6 million. The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time. The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of the Notes, which represents an initial conversion price of $13.00 per share. The Notes are guaranteed by certain of our wholly owned subsidiaries. The Notes mature on October 15, 2026. We may prepay the Notes at any time and the holders may require that we purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021. If a "fundamental change", as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes. As of December 31, 2012, we believe we were in compliance with all applicable covenants of this indenture.

        During the years ended December 31, 2012 and 2011, we purchased and retired $12.4 million and $623,000 par value of the outstanding Notes, respectively, and recorded a gain of $45,000 and $1,000, respectively, net of related unamortized costs, on early extinguishment of debt. We funded these purchases principally with available cash. As a result of these purchases and other purchases we made in prior years, $24.9 million in principal amount of the Notes remain outstanding.

        At December 31, 2012, six of our senior living communities were encumbered by mortgage notes with an aggregate outstanding principal balance of $46.3 million: (1) two of our communities, which we have classified as discontinued operations, were encumbered by HUD insured mortgage notes; (2) one of our communities was encumbered by a FNMA mortgage note and; (3) three of our communities were encumbered by FMCC mortgage notes. These mortgages contain HUD, FNMA and FMCC, respectively, standard mortgage covenants. The weighted average interest rate on these notes was 6.67% as of December 31, 2012. Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039. As of December 31, 2012, we believe we were in compliance with all applicable covenants under these mortgages.

Off Balance Sheet Arrangements

        We have pledged certain of our assets, such as accounts receivable, with a carrying value, as of December 31, 2012, of $12.6 million arising from our operation of 30 properties owned by SNH and leased to us which secures SNH's borrowings from its lender, FNMA. As of December 31, 2012, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

        We have relationships and historical and continuing transactions with our Directors, our executive officers, SNH, RMR, AIC and other companies to which RMR provides management services and others affiliated with them. For example: SNH, which is our former parent, our largest landlord and our largest stockholder and RMR provides management services to both us and SNH; D&R Yonkers LLC, which is owned by SNH's executive officers and for which we manage a portion of a senior living community which it subleases from SNH in order to accommodate certain requirements of New York healthcare licensing laws; we, RMR, SNH and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer; our Treasurer and Chief Financial Officer; and one of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to the business management agreement. For further information about these and other such relationships and related person transactions, please see Note 16, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our leases, forms of management agreements and related pooling agreements and former Bridge Loan agreement with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website at www.sec.gov.

        We believe that our agreements with SNH, RMR, D&R Yonkers LLC and AIC are on commercially reasonable terms. We also believe that our relationships with SNH, RMR, D&R Yonkers LLC and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Critical Accounting Policies

        Our critical accounting policies concern revenue recognition, our assessments of the net realizable value of our accounts receivable, reserves related to our self insurance programs and our valuations of our goodwill, other intangibles and long-lived assets.

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

        We review goodwill annually during our fourth quarter, or more frequently, if events or changes in circumstances exist, for impairment. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount to fair value. We evaluate goodwill for impairment at the reporting unit level, and our reporting units are equivalent to our operating segments. All of our goodwill is located in our senior living reporting unit. We evaluated goodwill for impairment by comparing the fair value of the senior living reporting unit, as determined by discounted cash flows and market approaches such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow analysis include expected future revenue growth, gross margins and our weighted average cost of capital. The key assumption in the market approach is the selection of guideline companies and the determination of earnings multiples. If the carrying value of the reporting unit exceeds our estimate of its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows as reflected in our baseline forecast may differ from actual cash flows due to, among other things, changes in economic conditions that adversely affect occupancy rates, reductions in government or third party reimbursement rates, changes to our business model or changes in operating performance affecting our gross margins. As a result of our annual goodwill impairment review, we believe that our goodwill was not impaired as of December 31, 2012.

        As of our evaluation date, the fair value of the senior living reporting unit exceeds its carrying value by approximately 29%. As of December 31, 2012, our carrying amount of goodwill was $25.6 million. The key variables that affect the cash flows of our senior living reporting unit are estimated revenue growth rates, estimated operating expenses excluding interest and taxes, estimated capital expenditures, growth rate assumptions and the weighted average cost of our capital. We select the revenue growth rate based on our view of the growth prospects of the senior living reporting unit considering expected occupancy rates and private pay and government and third party reimbursement rates. Estimated operating expenses and capital expenditures consider our historical and expected future operating experience. These assumptions are subject to uncertainty, including our ability to increase a reporting unit's revenue and improve its profitability. For the senior living reporting unit, relatively small declines in the future performance and cash flows or small changes in other key assumptions may result in a goodwill impairment charges. Future events that could have a negative effect on the fair value of the senior living reporting unit include, but are not limited to:

  •
  Decreases in revenues due to decreases in the occupancy rates and our monthly rates,

  •
  Decreases in revenues and profitability at our senior living communities due to the inability of residents who pay for our services with their private resources to afford our services,

  •
  Future Medicare and Medicaid rate reductions and other changes from the ACA which impact our monthly rates,

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

        We review the carrying value of intangibles and long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected undiscounted cash flows that our asset or asset groups are expected to generate. This process requires that estimates be made and if we misjudge or estimate incorrectly this could have a material effect on our financial statements. As a result of our intangibles and long lived assets impairment review, we believe that our intangibles and long lived assets were not impaired as of December 31, 2012.

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

Recently Announced Accounting Pronouncements

        In July 2012, the FASB issued an accounting standards update 2012-01, Health Care Entities (Topic 954), Continuing Care Retirement Communities—Refundable Advance Fees, or ASU 2012-01. ASU 2012-01 affects continuing care retirement communities, or CCRCs, that have resident contracts that provide for a payment of a refundable advance fee upon reoccupancy of that unit by a subsequent resident. The amendments in ASU 2012-01 clarify that an entity should classify an advance fee as deferred revenue when a CCRC has a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy. Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for as a liability. ASU 2012-01 is effective for fiscal periods beginning after December 15, 2012 and the adoption of this update is not expected to cause any material changes to the disclosures in, or the presentation of, our consolidated financial statements.

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

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our communities to increase in the future. In the longer term, we believe any such increased costs will be passed through and paid by our patients, residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

        There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy that impacted portions of the eastern United States in October 2012. Such severe weather that may result from climate change may have an adverse affect on individual properties we own, lease or operate. We mitigate these risks by owning, leasing and operating a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse affect on our business.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

        At December 31, 2012, our outstanding fixed rate debt consisted of the following (dollars in thousands, except per share data):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payments Due
Convertible senior notes	$24,872	3.75%	$933	2026(2)	Semi-Annually
Mortgages	19,435	6.64%	1,290	2023	Monthly
Mortgages	6,712	8.99%	603	2025	Monthly
Mortgages	2,968	6.36%	189	2028	Monthly
Mortgages	9,598	6.20%	595	2032	Monthly
Mortgages	3,045	5.25%	160	2035	Monthly
Mortgages	4,502	5.55%	250	2039	Monthly

	$71,132		$4,020

(1)
The principal balances, annual interest rates and annual interest expense are the amounts stated in the applicable contracts. In accordance with generally accepted accounting principles in the United States, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts.

(2)
The Notes, are convertible, if certain conditions are met (including certain changes in our control), into our common shares at any time. The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share. We may prepay the Notes at any time and holders of the Notes may require us to purchase all or a portion of the Notes on each of October 15, 2013, 2016 and 2021, or upon the occurrence of certain change in control events prior to October 15, 2013.

        Our mortgages require principal and interest payments through maturity pursuant to amortization schedules.

        Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above our per annum interest costs would increase or decrease by approximately $711,000.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2012, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would increase or decrease the fair value of those obligations by approximately $3.7 million and $3.3 million, respectively. Changes in the trading price of our common shares may also affect the fair value of the Notes.

        Our mortgages generally contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder. Also, we have in the past repurchased and retired some of our outstanding debts and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

        At December 31, 2012, our floating rate debt consisted of $0 outstanding under our Credit Facility and our Credit Agreement. Our Credit Facility matures in April 2015 and our Credit Agreement matures in March 2013. No principal repayments are required under our Credit Facility or our Credit Agreement prior to maturity, and prepayments may be made, and redrawn, subject to conditions, at any time without penalty. Borrowings under our Credit Facility and our Credit Agreement are in U.S. dollars and typically bear interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. There have been recent government inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our Credit Facility or our Credit Agreement, we are vulnerable to increases in interest rate spreads due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of debt outstanding under our Credit Facility and our Credit Agreement but would affect our operating results. The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2012 if we were fully drawn on our Credit Facility and our Credit Agreement (dollars in thousands):

	Impact of Increase in Interest Rates
	Weighted Average Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year	Earnings Per Common Share Effect
At December 31, 2012	3.01%	$184,370	$5,550	$0.12
100 basis point increase	4.01%	$184,370	$7,393	$0.15

        The foregoing tables show the impact of an immediate increase in the interest rates on our Credit Facility and Credit Agreement. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Facility or our Credit Agreement.

        Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2012 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        We may grant options and common shares to our officers, Directors, employees and other individuals who render services to us, under our equity compensation plan, as amended, or the Share Award Plan. In addition, each of our Directors received 7,500 shares in 2012 under the Share Award Plan as part of his or her annual compensation for serving as a Director. The terms of grants made under the Share Award Plan are determined by the Board of Directors, or a committee thereof, at the time of the grant. The following table is as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—Share Award Plan	None	None	793,610	(1)
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	793,610

(1)
Pursuant to the terms of the Share Award Plan, in no event shall the number of common shares issued under the Share Award Plan exceed 3,000,000.

        The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Index to Financial Statements

        All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)
Exhibits

Exhibit Number	Description
3.1	Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
3.2
Articles Supplementary, as corrected by Certificate of Correction, dated March 19, 2004. (Incorporated by reference to the Company's registration statement on Form 8-A dated March 19, 2004 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively.)
3.3	Amended and Restated Bylaws of the Company, adopted February 14, 2012. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
4.2	Rights Agreement, dated March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004.)
4.3
Appointment of Successor Rights Agent, dated December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004.)

Exhibit Number	Description
4.4	Indenture related to 3.75% Convertible Senior Notes due 2026, dated as of October 18, 2006, among the Company, each of the guarantors named therein and U.S. Bank National Association, as Trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 24, 2006.)
10.1	2001 Stock Option and Stock Incentive Plan of the Company, as amended. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 25, 2006.)
10.2	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.3	Representative form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.4	Summary of Director Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 15, 2012.)
10.5
Credit and Security Agreement, dated as of March 18, 2010, among the Company, each of the Guarantors party thereto, Jefferies Finance LLC, as Arranger, Administrative Agent and Collateral Agent, and Jefferies Group Inc., as Issuing Bank. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 24, 2010.)
10.6
Amendment and Consent under Credit and Security Agreement, dated as of April 13, 2012, among the Company, the Guarantors party thereto, Jefferies Finance LLC, Jefferies Group, Inc. and the other parties thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 13, 2012.)
10.7
Credit Agreement, dated as of April 13, 2012, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 13, 2012.)
10.8
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
10.9
Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.10
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.11
Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)

Exhibit Number	Description
10.12	Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.13
Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.14
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2011.)
10.15
Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2011.)
10.16
Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.17
Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.18
Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.19
Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.20
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)

Exhibit Number	Description
10.21	Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.22
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.23
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.24
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.25
Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
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
10.28
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2011.)
10.29
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.30
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

Exhibit Number	Description
10.31	Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.32
Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.33
Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.34
Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.35
Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, relating to the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.36	Representative form of Subordination, Assignment and Security Agreement. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.37
Lease Realignment Agreement, dated as of August 4, 2009, among Senior Housing Properties Trust and certain of its subsidiaries and the Company and certain of its subsidiaries. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.38
Registration Rights Agreement, dated as of August 4, 2009, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.39
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, the Company, Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

Exhibit Number	Description
10.40	Amended and Restated Business Management and Shared Services Agreement, dated as of November 23, 2012, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated November 23, 2012.)
10.41
Amended and Restated Pooling Agreement No. 1, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust, amending and restating the Pooling Agreement, dated as of May 12, 2011, between such parties. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.42
Pooling Agreement No. 2, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.43
Representative form of Accession Agreement, dated as of November 1, 2012, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 2, dated as of October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)
10.44
Representative form of Management Agreement for assisted living communities, dated as of May 12, 2011, between FVE Managers, Inc., as Manager, and SNH SE Burlington Tenant LLC, as Owner. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
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

Exhibit Number	Description
10.49	Fourth Amendment to Purchase and Sale Agreement, dated as of May 12, 2011, among Residential Care I, L.L.C., Residential Care III, Inc., Clearwater Garden Homes, L.L.C., Rosewalk Garden Homes, L.L.C. and American Senior Home Care, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Clearwater Commons community and the Rosewalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
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
10.51
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
10.52
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
10.53
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

Exhibit Number	Description
10.55	Fifth Amendment to Purchase and Sale Agreement, dated as of July 1, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.56
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
10.57
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
10.58
Purchase and Sale Agreement, dated as of March 18, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.59
First Amendment to Purchase and Sale Agreement, dated as of April 27, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.60
Second Amendment to Purchase and Sale Agreement, dated as of May 9, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.61
Third Amendment to Purchase and Sale Agreement, dated as of May 11, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.62
Fourth Amendment to Purchase and Sale Agreement, dated as of May 12, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)

Exhibit Number	Description
10.63	$80,000,000 Bridge Loan Agreement, dated as of May 12, 2011, between Senior Housing Properties Trust, as Lender, and the Company, together with certain subsidiaries thereof, collectively as Borrowers. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.64	Letter agreement, dated November 18, 2011, between the Company and Rosemary Esposito. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated November 22, 2011.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
99.1
Lease Agreement, dated as of November 19, 2004, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant (with respect to 4 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
99.2
Guaranty Agreement, dated as of November 19, 2004, made by the Company in favor of the Beneficiaries named therein (with respect to 4 properties). (Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-119955, as amended on November 29, 2004.)
99.3
Amended and Restated Security Agreement (Lease No. 1), dated as of August 4, 2009, among Five Star Quality Care Trust, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.4
Amended and Restated Subtenant Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.5
Amended and Restated Subtenant Security Agreement (Lease No. 1), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit Number	Description
99.6	Amended and Restated Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.7
Amended and Restated Subtenant Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.8
Amended and Restated Subtenant Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
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
99.10
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
99.11
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
99.12
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

Exhibit Number	Description
99.14	Guaranty Agreement, dated as of September 1, 2008, made by the Company for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.15	Lease Agreement, dated as of May 12, 2011, between 400 Centre Street LLC and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
99.16
Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE McCarthy New Bern LLC, as Landlord, and FVE SE McCarthy New Bern LLC, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.17
Guaranty Agreement, dated as of June 20, 2011, from the Company in favor of SNH/LTA SE McCarthy New Bern LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.18
Lease Agreement, dated as of June 23, 2011, between SNH/LTA SE Wilson LLC, as Landlord, and FVE SE Wilson LLC, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.19
Guaranty Agreement, dated as of June 23, 2011, from the Company in favor of SNH/LTA SE Wilson LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.20
Amended and Restated Reimbursement Agreement, dated May 1, 2012, among Reit Management & Research LLC, TravelCenters of America LLC and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)
99.21
Operations Transfer Agreement, dated as of May 29, 2012, among FVE Managers, Inc., certain subsidiaries of Sunrise Senior Living, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 29, 2012.)
99.22
Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
99.23
Representative form of Management Agreement for independent living communities, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.)
99.24
Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited the accompanying consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 19, 2013

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Five Star Quality Care, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A of Five Star Quality Care Inc.'s Annual Report on Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Five Star Quality Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of Five Star Quality Care, Inc. and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 19, 2013

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$24,638	$28,374
Accounts receivable, net of allowance of $3,324 and $3,957 at December 31, 2012 and 2011, respectively	53,134	56,509
Prepaid expenses	19,251	11,097
Investments in available for sale securities, of which $3,684 and $5,905 are restricted as of December 31, 2012 and 2011, respectively.	12,920	9,114
Restricted cash	6,548	4,838
Other current assets	10,393	9,298
Assets of discontinued operations	10,430	29,022

Total current assets	137,314	148,252

Property and equipment, net	335,612	332,185
Equity investment in Affiliates Insurance Company	5,629	5,291
Restricted cash	12,166	4,092
Restricted investments in available for sale securities	10,580	13,115
Goodwill and other intangible assets	27,788	29,414
Net deferred tax assets	38,099	48,128
Other long term assets	4,168	3,000

	$571,356	$583,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving credit facility, secured, principally by real estate	$—	$—
Revolving credit facility, secured, principally by accounts receivable	—	—
Current portion of convertible senior notes	24,872	—
Accounts payable	36,920	22,736
Accrued expenses	22,996	21,698
Accrued compensation and benefits	40,986	38,975
Due to related persons	11,715	18,659
Mortgage notes payable	1,092	1,027
Bridge loan from Senior Housing Properties Trust (or SNH)	—	38,000
Accrued real estate taxes	11,905	11,466
Security deposit liability	9,727	10,606
Other current liabilities	15,299	15,745
Liabilities of discontinued operations, of which $7,547 and $7,690 relate to mortgage notes payable at December 31, 2012 and 2011, respectively.	8,448	10,419

Total current liabilities	183,960	189,331

Long term liabilities:
Mortgage notes payable	37,621	38,714
Convertible senior notes	—	37,282
Continuing care contracts	1,708	2,045
Accrued self insurance obligations	34,647	28,496
Other long term liabilities	6,615	7,415

Total long term liabilities	80,591	113,952

Commitments and contingencies
Shareholders' equity:
Common stock, par value $.01: 48,234,022 and 47,899,312 shares issued and outstanding at December 31, 2012 and 2011, respectively	482	479
Additional paid in capital	354,083	352,819
Accumulated deficit	(49,637)	(74,582)
Cumulative other comprehensive income	1,877	1,478

Total shareholders' equity	306,805	280,194

	$571,356	$583,477

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the year ended December 31,
	2012	2011	2010
Revenues:
Senior living revenue	$1,111,018	$1,078,380	$1,033,935
Rehabilitation hospital revenue	107,048	105,320	100,041
Management fee revenue	5,817	898	—
Reimbursed costs incurred on behalf of managed communities	126,995	20,552	—

Total revenues	1,350,878	1,205,150	1,133,976

Operating expenses:
Senior living wages and benefits	548,164	536,386	513,462
Other senior living operating expenses	270,069	259,655	244,109
Costs incurred on behalf of managed communities	126,995	20,552	—
Rehabilitation hospital expenses	96,488	95,305	92,190
Rent expense	201,641	195,407	188,296
General and administrative	61,599	57,540	55,486
Depreciation and amortization	25,064	19,694	14,458
Impairment of long-lived assets	—	3,500	—

Total operating expenses	1,330,020	1,188,039	1,108,001

Operating income	20,858	17,111	25,975
Interest, dividend and other income	881	1,240	1,757
Interest and other expense	(6,268)	(3,917)	(2,596)
Acquisition related costs	(108)	(1,759)	—
Gain on investments in trading securities	—	—	4,856
Loss on UBS put right related to auction rate securities	—	—	(4,714)
Equity in earnings (losses) of Affiliates Insurance Company	316	139	(1)
Gain on settlement	3,365	—	—
Gain on early extinguishment of debt	45	1	592
(Loss) gain on sale of available for sale securities	(19)	4,116	933

Income from continuing operations before income taxes	19,070	16,931	26,802
(Provision) benefit for income taxes	(5,642)	50,554	(1,448)

Income from continuing operations	13,428	67,485	25,354
Income (loss) from discontinued operations	11,517	(3,284)	(1,862)

Net income	$24,945	$64,201	$23,492

Weighted average shares outstanding—basic	47,952	42,161	35,736

Weighted average shares outstanding—diluted	47,952	45,034	39,207

Basic income per share from:
Continuing operations	$0.28	$1.60	$0.71
Discontinued operations	0.24	(0.08)	(0.05)

Net income per share—basic	$0.52	$1.52	$0.66

Diluted income per share from:
Continuing operations	$0.28	$1.52	$0.69
Discontinued operations	0.24	(0.07)	(0.05)

Net income per share—diluted	$0.52	$1.45	$0.64

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended December 31,
	2012	2011	2010
Net income	$24,945	$64,201	$23,492
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities	358	42	1,828
Realized loss (gain) on investments in available for sale securities reclassified and included in net income	19	(4,116)	(933)
Unrealized gains on equity investment in Affiliates Insurance Company	22	76	1

Other comprehensive income (loss)	399	(3,998)	896

Comprehensive income	$25,344	$60,203	$24,388

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2009	35,668,814	$356	$296,654	$(162,275)	$4,580	$139,315
Comprehensive income:
Net income	—	—	—	23,492	—	23,492
Unrealized gain on investments in available for sale securities	—	—	—	—	1,828	1,828
Realized gain on investments in available for sale securities reclassified and included in net income	—	—	—	—	(933)	(933)
Unrealized gain on equity investment in Affiliates Insurance Company	—	—	—	—	1	1

Total comprehensive income	—	—	—	23,492	896	24,388
Grants under share award plan and share based compensation	351,050	4	1,060	—	—	1,064

Balance at December 31, 2010	36,019,864	360	297,714	(138,783)	5,476	164,767

Comprehensive income:
Net income	—	—	—	64,201	—	64,201
Unrealized gain on investments in available for sale securities	—	—	—	—	42	42
Realized gain on investments in available for sale securities reclassified and included in net income	—	—	—	—	(4,116)	(4,116)
Unrealized gain on equity investment in Affiliates Insurance Company	—	—	—	—	76	76

Total comprehensive income	—	—	—	64,201	(3,998)	60,203
Grants under share award plan and share based compensation	379,448	4	1,267	—	—	1,271
Issuance of stock, pursuant to equity offering	11,500,000	115	53,838	—	—	53,953

Balance at December 31, 2011	47,899,312	479	352,819	(74,582)	1,478	280,194

Comprehensive income:
Net income	—	—	—	24,945	—	24,945
Unrealized gain on investments in available for sale securities	—	—	—	—	358	358
Realized loss on investments in available for sale securities reclassified and included in net income	—	—	—	—	19	19
Unrealized gain on equity investment in Affiliates Insurance Company	—	—	—	—	22	22

Total comprehensive income	—	—	—	24,945	399	25,344
Grants under share award plan and share based compensation	334,710	3	1,264	—	—	1,267

Balance at December 31, 2012	48,234,022	$482	$354,083	$(49,637)	$1,877	$306,805

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$24,945	$64,201	$23,492
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,064	19,694	14,458
Gain on early extinguishment of debt	(45)	(1)	(592)
(Gain) loss from discontinued operations	(11,517)	3,284	1,862
Gain on investments in trading securities	—	—	(4,856)
Loss on UBS put right related to auction rate securities	—	—	4,714
Loss (gain) on sale of available for sale securities	19	(4,116)	(933)
Impairment of long-lived assets	—	3,500	—
Equity in (earnings) losses of Affiliates Insurance Company	(316)	(139)	1
Stock-based compensation	1,267	1,271	1,064
Deferred income taxes	10,556	(54,699)	—
Provision for losses on receivables	5,296	5,257	5,125
Changes in assets and liabilities:
Accounts receivable	(1,921)	(6,578)	(8,857)
Prepaid expenses and other assets	(11,270)	(1,025)	881
Investment securities	—	—	74,425
Accounts payable and accrued expenses	15,482	3,537	(6,085)
Accrued compensation and benefits	2,011	1,924	1,704
Due to related persons	(6,944)	818	230
Other current and long term liabilities	4,128	3,367	273

Cash provided by operating activities	56,755	40,295	106,906

Net cash (used in) provided by discontinued operations	(6,018)	3,417	662

Cash flows from investing activities:
Payments from restricted cash and investment accounts, net	(9,784)	(2,570)	(4,230)
Acquisition of property and equipment	(57,386)	(60,380)	(53,609)
Acquisition of senior living communities, net of working capital liabilities assumed	—	(107,765)	(13,232)
Purchase of available for sale securities	(5,076)	(206)	(1,105)
Proceeds from sale of pharmacy business	34,298	—	—
Investment in Affiliates Insurance Company	—	—	(76)
Proceeds from disposition of property and equipment	30,520	33,269	31,894
Proceeds from sale of available for sale securities	4,163	10,896	3,081

Cash used in investing activities	(3,265)	(126,756)	(37,277)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	53,953	—
Proceeds from borrowings on credit facilities	62,500	12,000	10,649
Repayments of borrowings on credit facilities	(62,500)	(12,000)	(49,790)
Proceeds from borrowings on a bridge loan from SNH	—	80,000	—
Repayments of borrowings on a bridge loan from SNH	(38,000)	(42,000)	—
Purchase and retirement of convertible senior notes	(12,038)	(622)	(10,780)
Repayments of mortgage notes payable	(1,170)	(683)	(4,617)

Cash (used in) provided by financing activities	(51,208)	90,648	(54,538)

Change in cash and cash equivalents	(3,736)	7,604	15,753
Cash and cash equivalents at beginning of period	28,374	20,770	5,017

Cash and cash equivalents at end of period	$24,638	$28,374	$20,770

Supplemental cash flow information:
Cash paid for interest	$4,921	$3,540	$2,419
Cash paid for income taxes	$2,132	$1,336	$1,056
Non-cash activities:
Real estate acquisition	$—	$(40,289)	$—
Assumption of mortgage note payable	$—	$40,289	$—

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1. Organization and Business

        We were organized in 2000 as a wholly owned subsidiary of Senior Housing Properties Trust, or SNH. On December 31, 2001, SNH distributed substantially all of our shares of common stock, $.01 par value, or our common shares, to its shareholders. Concurrent with our spin off, we entered into agreements with SNH and others to establish our initial capitalization and other matters.

        We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2012, we operated 261 senior living communities located in 31 states containing 30,454 living units, including 223 primarily independent and assisted living communities with 27,031 living units and 38 SNFs with 3,423 living units. As of December 31, 2012, we own and operate 31 communities (2,952 living units), we lease and operate 191 communities (20,812 living units) and we manage 39 communities (6,690 living units). Our 261 senior living communities included 10,311 independent living apartments, 14,309 assisted living suites and 5,834 skilled nursing units. We have classified as discontinued operations two SNFs owned and operated by us containing 271 living units and one assisted living community leased from SNH and operated by us containing 103 living units, and have excluded such SNFs and assisted living community from all the preceding data in this paragraph.

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

        Use of Estimates.    Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Some significant estimates include our self insurance reserves, the allowance for doubtful accounts, goodwill and long-lived assets and contractual allowances.

        We are required to estimate income taxes payable in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized.

        Our actual results could differ from our estimates. We periodically review estimates and assumptions and we reflect the effects of changes, if any, in the consolidated financial statements in the period that they are determined.

        Earnings Per Share.    We calculate basic earnings per common share, or EPS, by dividing net income (and income from continuing operations and income (loss) from discontinued operations) by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

share securities. Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

        Cash and Cash Equivalents.    Cash and cash equivalents, consisting of money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

        Equity Method Investments.    We and the other seven current shareholders each currently own approximately 12.5% of Affiliates Insurance Company, or AIC's, outstanding equity. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income. If we determine there is an "other than temporary impairment" in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC's overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. As of December 31, 2012, we have invested $5,209 in AIC. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.

        Investment Securities.    Investment securities that are held principally for resale in the near term are classified as "trading" and are carried at fair value with changes in fair value recorded in earnings. We did not hold any trading securities at December 31, 2012 or 2011. In 2010, our investments in these trading securities generated interest income of $566 that is included in interest, dividend and other income in our consolidated statements of income.

        Securities not classified as "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity and "other than temporary impairment" losses recorded in our consolidated statements of income. Realized gains and losses on all available for sale securities are recognized based on specific identification. Our available for sale investments at December 31, 2012 and 2011 consisted primarily of preferred securities. Restricted investments are kept as security for obligations arising from our self insurance programs. At December 31, 2012, these investments had a fair value of $23,500 and an unrealized holding gain of $1,780. At December 31, 2011, these investments had a fair value of $22,229 and an unrealized holding gain of $1,401.

        In 2012, 2011 and 2010, our available for sale securities generated interest and dividend income of $799, $1,122 and $1,078, respectively, which is included in interest, dividend and other income in our consolidated statements of income.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the fair value and gross unrealized losses related to our "available for sale" securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ending:

	December 31, 2012
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$4,052	$75	$3,268	$195	$7,320	$270

	December 31, 2011
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$6,414	$185	$—	$—	$6,414	$185

        We routinely evaluate our available for sale investments to determine if they have been impaired. If the book or carrying value of an investment is less than its estimated fair value and we expect that situation to continue for a more than temporary period, we will record an "other than temporary impairment" loss in our consolidated statements of income. We estimate the fair value of our available for sale investments by reviewing each security's current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an "other than temporary impairment" if the quoted market price of the security is below the security's cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of an available for sale security is an "other than temporary impairment", we record a charge to earnings. We did not record such an impairment charge for the years ended December 31, 2012, 2011 and 2010.

        Restricted Cash.    Restricted cash as of December 31, 2012 and 2011 includes cash that we deposited as security for obligations arising from our self insurance programs and other amounts for which we are required to establish escrows, including: real estate taxes and capital expenditures as required by our mortgages, indemnification obligations associated with the sale of our pharmacy business and certain resident security deposits.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

	2012		2011
	Current	Long term	Current	Long term
Insurance reserves	$3,053	$8,768	$1,842	$4,092
Real estate taxes and capital expenditures as required by our mortgages	2,761	—	2,335	—
Indemnification obligations associated with the sale of our pharmacy business	—	3,398	—	—
Resident security deposits	734	—	661	—

Total	$6,548	$12,166	$4,838	$4,092

        Accounts Receivable and Allowance for Doubtful Accounts.    We record accounts receivable at their estimated net realizable value. Included in accounts receivable as of December 31, 2012 and 2011 are amounts due from the Medicare program of $19,975 and $20,297, respectively, and amounts due from various state Medicaid programs of $13,325 and $14,146, respectively.

        We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents', patients' or third party payers' stated intent to pay, the payers' financial capacity to pay and other factors which may include likelihood and cost of litigation. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material. Allowance for doubtful accounts consists of the following:

Balance January 1, 2010	$4,614
Provision for doubtful accounts	5,125
Write-offs	(5,813)

Balance December 31, 2010	3,926

Provision for doubtful accounts	5,257
Write-offs	(5,226)

Balance December 31, 2011	3,957

Provision for doubtful accounts	5,296
Write-offs	(5,929)

Balance December 31, 2012	$3,324

        Deferred Finance Costs.    We capitalize issuance costs related to borrowings and amortize the deferred costs over the terms of the respective loans. Our unamortized balance of deferred finance costs was $3,822 and $2,552 at December 31, 2012 and 2011, respectively. Accumulated amortization related to deferred finance costs was $2,824 and $1,852 at December 31, 2012 and 2011, respectively. At December 31, 2012, the weighted average amortization period remaining is approximately 12 years. The amortization expenses to be incurred during the next five years as of December 31, 2012 are $1,392 in 2013, $1,282 in 2014, $332 in 2015 and $80 in each of 2016 and 2017.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Property and Equipment.    Property and equipment is stated at cost, except for property and equipment acquired in connection with the acquisitions described in Note 12 which were recorded at estimated fair market value. We record depreciation on property and equipment on a straight line basis over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements and up to seven years for personal property. We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected cash flows of properties using standard industry valuation techniques.

        Goodwill and Other Intangible Assets.    Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We review goodwill for impairment annually during the fourth quarter, or more frequently, if events or changes in circumstances exist. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount of goodwill to fair value. We evaluate goodwill for impairment at the reporting unit level, which we determined to be the segments we operate, by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches, such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow analysis include future revenue growth, gross margins and our weighted average cost of capital. We select a growth rate based on our view of the growth prospect of each of our reporting units. If the carrying value of the reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of the potential impairment loss.

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

        Long-lived assets and other intangible assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the carrying value of the asset held for use exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is generally written down to fair value.

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

        Continuing Care Contracts.    Residents at one of our communities may enter into continuing care contracts with us. We offer two forms of continuing care contracts to new residents at this community. One form of contract provides that 10% of the resident admission fee becomes non-refundable upon occupancy, and the remaining 90% becomes non-refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months. The second form of contract provides that 30% of the resident admission fee is non-refundable upon occupancy and 70% is refundable. Three other forms of continuing care contracts are in effect for existing residents but are not offered to new residents. One historical form of contract provides that the resident admission fee is 10% non-refundable upon occupancy and 90% refundable. A second historical form of contract provides that the resident admission fee is 100% refundable. A third historical form of contract provides that the resident admission fee is 1% refundable and 99% non-refundable upon admission. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay refunds of our admission fees when residents relocate from our communities. We report the refundable amount of these admission fees as current liabilities and the non-refundable amount as deferred revenue, a portion of which is classified as a current liability. The balance of refundable admission fees as of December 31, 2012 and 2011 were $4,255 and $5,082, respectively.

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

        Taxes.    The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. We can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2012, our tax returns filed for the 2003 through 2012 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of general and administrative expenses.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        We pay franchise taxes in certain states in which we have operations. We have included franchise taxes in general and administrative and other senior living operating expenses in our consolidated statements of income.

        Fair Value of Financial Instruments.    Our financial instruments are limited to cash and cash equivalents, accounts receivable, available for sale securities, accounts payable, mortgage notes payable, the bridge loan from SNH, or the Bridge Loan, and the Convertible Senior Notes due 2026, or the Notes. Except for our mortgage notes payable and the Notes, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2012 and 2011. We estimate the fair values using market quotes when available, discounted cash flow analysis and current prevailing interest rates.

        Revenue Recognition.    We derive our revenues primarily from services to residents and patients at our senior living communities and rehabilitation hospitals and we record revenues when services are provided. We expect payment from governments or other third party payers for some of our services. We derived approximately 25%, 27% and 28% of our senior living revenues in 2012, 2011 and 2010, respectively, from payments under Medicare and Medicaid programs. For the years ended December 31, 2012, 2011 and 2010, we received approximately 70%, 68% and 64%, respectively, of our rehabilitation hospital revenues from these programs. Revenues under some of these programs are subject to audit and retroactive adjustment.

        Medicare revenues from our senior living communities totaled $139,882, $156,198 and $147,300 during 2012, 2011 and 2010, respectively. Medicaid revenues from senior living communities totaled $138,866, $134,900 and $136,879 during 2012, 2011 and 2010, respectively. Medicaid and Medicare revenues from our rehabilitation hospitals were $74,355, $71,244 and $63,685 for the years ended December 31, 2012, 2011 and 2010, respectively.

        Reclassifications.    We have made reclassifications to the prior years' financial statements and notes to conform to the current year's presentation. These reclassifications had no effect on net income or shareholders' equity.

        Recently Issued Accounting Pronouncements.    In July 2012, the FASB issued an accounting standards update 2012-01, Health Care Entities (Topic 954), Continuing Care Retirement Communities—Refundable Advance Fees, or ASU 2012-01. ASU 2012-01 affects continuing care retirement communities, or CCRCs, that have resident contracts that provide for a payment of a refundable advance fee upon reoccupancy of that unit by a subsequent resident. The amendments in ASU 2012-01 clarify that an entity should classify an advance fee as deferred revenue when a CCRC has a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy. Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for as a liability. ASU 2012-01 is effective for fiscal periods beginning after December 15, 2012 and the adoption of this update is not expected to cause any material changes to the disclosures in, or the presentation of, our consolidated financial statements.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

3. Property and Equipment

        Property and equipment, at cost, consists of the following:

	December 31, 2012	December 31, 2011
Land	$21,935	$21,234
Buildings and improvements	276,205	271,311
Furniture, fixtures and equipment	104,267	91,493

	402,407	384,038
Accumulated depreciation	(66,795)	(51,853)

	$335,612	$332,185

        For the years ended December 31, 2012, 2011 and 2010, we recorded depreciation expense of $23,466, $19,631 and $14,387, respectively, relating to our property and equipment.

        As of December 31, 2011, we had assets of $7,076 included in our property and equipment that we subsequently sold during the year ended December 31, 2012 to SNH for increased rent pursuant to the terms of our leases with SNH. As of December 31, 2012, we had $8,024 of assets included in our property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.

4. Financial Data by Segment

        During 2012, we added managed communities to our senior living portfolio and sold our institutional pharmacy business. We reevaluated our segment reporting based on our focusing of our operations on our senior living portfolio, specifically independent and assisted living communities. Our reportable segment consists of our senior living community business. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation hospital operating segment does not meet the quantitative thresholds of a reportable segment as prescribed under FASB Codification Topic 280 and it is not considered a core component of our business. Therefore, we do not consider our rehabilitation hospital operating segment to be a material, separately reportable segment of our business and its operations are reported within our corporate and other activities. This represents a change from our segment reporting in 2011 and 2010 and the presentation of these years has been revised to conform to our new segment reporting presentation. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers' compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

        We use segment operating profit as a means to evaluate our performance and for our business decision making purposes. Segment operating profit for our one reportable segment excludes certain interest, dividend and other income, certain interest and other expense, benefit (provision) for income taxes, equity in earnings (losses) of AIC, gain on settlement of litigation, gain on early extinguishment of debt, sales of securities, and corporate income and expenses.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

4. Financial Data by Segment (Continued)

        Our revenues by segment and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Senior Living Communities	Corporate and Other(1)	Total
Year ended December 31, 2012
Segment revenues:
Senior living and rehabilitation hospital revenue	$1,111,018	$107,048	$1,218,066
Management fee revenue	5,817	—	5,817
Reimbursed costs incurred on behalf of managed communities	126,995	—	126,995

Total segment revenues	1,243,830	107,048	1,350,878

Segment expenses:
Operating expenses	818,233	96,488	914,721
Costs incurred on behalf of managed communities	126,995	—	126,995
Rent expense	191,018	10,623	201,641
Depreciation and amortization	22,772	2,292	25,064

Total segment expenses	1,159,018	109,403	1,268,421

Segment operating profit (loss)	84,812	(2,355)	82,457
General and administrative expenses(2)	—	(61,599)	(61,599)

Operating income (loss)	84,812	(63,954)	20,858
Interest, dividend and other income	80	801	881
Interest and other expense	(2,408)	(3,860)	(6,268)
Acquisition related costs	—	(108)	(108)
Equity in earnings of Affiliates Insurance Company	—	316	316
Gain on settlement	—	3,365	3,365
Gain on early extinguishment of debt	—	45	45
Loss on sale of available for sale securities	—	(19)	(19)
Provision for income taxes	—	(5,642)	(5,642)

Income (loss) from continuing operations	$82,484	$(69,056)	$13,428

Total Assets as of December 31, 2012	$488,160	$83,196	$571,356

Long-lived assets as of December 31, 2012	$397,995	$36,047	$434,042

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

4. Financial Data by Segment (Continued)

	Senior Living Communities	Corporate and Other(1)	Total
Year ended December 31, 2011
Segment revenues:
Senior living and rehabilitation hospital revenue	$1,078,380	$105,320	$1,183,700
Management fee revenue	898	—	898
Reimbursed costs incurred on behalf of managed communities	20,552	—	20,552

Total segment revenues	1,099,830	105,320	1,205,150

Segment expenses:
Operating expenses	796,041	95,305	891,346
Costs incurred on behalf of managed communities	20,552	—	20,552
Rent expense	185,045	10,362	195,407
Depreciation and amortization	17,576	2,118	19,694
Impairment of long-lived assets	3,500	—	3,500

Total segment expenses	1,022,714	107,785	1,130,499

Segment operating profit (loss)	77,116	(2,465)	74,651
General and administrative expenses(2)	—	(57,540)	(57,540)

Operating income (loss)	77,116	(60,005)	17,111
Interest, dividend and other income	78	1,162	1,240
Interest and other expense	(1,128)	(2,789)	(3,917)
Acquisition related costs	—	(1,759)	(1,759)
Equity in earnings of Affiliates Insurance Company	—	139	139
Gain on early extinguishment of debt	—	1	1
Gain on sale of available for sale securities	—	4,116	4,116
Benefit for income taxes	—	50,554	50,554

Income (loss) from continuing operations	$76,066	$(8,581)	$67,485

Total Assets as of December 31, 2011	$491,310	$92,167	$583,477

Long-lived assets as of December 31, 2011	$404,880	$30,345	$435,225

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

4. Financial Data by Segment (Continued)

	Senior Living Communities	Corporate and Other(1)	Total
Year ended December 31, 2010
Senior living and rehabilitation hospital revenue	$1,033,935	$100,041	$1,133,976
Segment expenses:
Operating expenses	757,571	92,190	849,761
Rent expense	178,308	9,988	188,296
Depreciation and amortization	12,376	2,082	14,458

Total segment expenses	948,255	104,260	1,052,515

Segment operating profit (loss)	85,680	(4,219)	81,461
General and administrative expenses(2)	—	(55,486)	(55,486)

Operating income (loss)	85,680	(59,705)	25,975
Interest, dividend and other income	114	1,643	1,757
Interest and other expense	(199)	(2,397)	(2,596)
Gain on investments in trading securities	—	4,856	4,856
Loss on UBS put right related to auction rate securities	—	(4,714)	(4,714)
Equity in losses of Affiliates Insurance Company	—	(1)	(1)
Gain on early extinguishment of debt	—	592	592
Gain on sale of available for sale securities	—	933	933
Provision for income taxes	—	(1,448)	(1,448)

Income (loss) from continuing operations	$85,595	$(60,241)	$25,354

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

5. Goodwill and Other Intangible Assets

        The goodwill and other intangible assets balance are attributable to our Senior Living Communities segment and relate to management agreements and trademarks we acquired in connection with a lease we entered into with SNH in 2009, goodwill and resident agreements we acquired in connection with our purchase of six senior living communities in 2011 (See Note 12) and goodwill we recorded in connection with our other senior living community acquisitions in previous

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

5. Goodwill and Other Intangible Assets (Continued)

years. The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2012 and 2011 are as follows:

	As of December 31,
	2012	2011
Goodwill	$25,553	$25,553
Other intangible assets, net of accumulated amortization of $1,829 and $203, respectively	2,235	3,861

	$27,788	$29,414

        Goodwill.    We review goodwill for impairment annually during our fourth quarter or more frequently if events or changes in circumstances exist. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount to fair value. We evaluate goodwill for impairment at the reporting unit level, and our reporting units are equivalent to our operating segments. All of our goodwill is located in our senior living reporting unit. We evaluated goodwill for impairment by comparing the fair value of the senior living reporting unit, as determined by discounted cash flows and market approaches such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow analysis include expected future revenue growth, gross margins and our weighted average cost of capital. The key assumption in the market approach is the selection of guideline companies and the determination of earnings multiples. If the carrying value of the reporting unit exceeds our estimate of its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows as reflected in our baseline forecast may differ from actual cash flows due to, among other things, changes in economic conditions that adversely affect occupancy rates, reductions in government or third party reimbursement rates, changes to our business model or changes in operating performance affecting our gross margins. As a result of our annual goodwill impairment review, we believe that our goodwill was not impaired as of December 31, 2012.

        As of our evaluation date, the fair value of the senior living reporting unit exceeds its carrying value by approximately 29%. As of December 31, 2012, our carrying amount of goodwill was $25,553. The key variables that affect the cash flows of our senior living reporting unit are estimated revenue growth rates, estimated operating expenses excluding interest and taxes, estimated capital expenditures, growth rate assumptions and the weighted average cost of our capital. We select the revenue growth rate based on our view of the growth prospects of the senior living reporting unit considering expected occupancy rates and private pay and government and third party reimbursement rates. Estimated operating expenses and capital expenditures consider our historical and expected future operating experience. These assumptions are subject to uncertainty, including our ability to increase a reporting unit's revenue and improve its profitability. For the senior living reporting unit, relatively small declines in the future performance and cash flows or small changes in other key assumptions may result in a goodwill impairment charges. Future events that could have a negative effect on the fair value of the senior living reporting unit include, but are not limited to:

  •
  Decreases in revenues due to decreases in the occupancy rates and our monthly rates,

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

5. Goodwill and Other Intangible Assets (Continued)

  •
  Decreases in revenues and profitability at our senior living communities due to the inability of residents who pay for our services with their private resources to afford our services,

  •
  Future Medicare and Medicaid rate reductions and other changes from the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which impact our monthly rates,

  •
  Decreases in the reporting unit's gross margins and profitability due to increased labor or other costs, or our inability to successfully stabilize an acquired community's operations,

  •
  Increases in the weighted average cost of our capital including the market risk component, and

  •
  Changes in the structure of our business as a result of changes in relationships with our related parties.

        Changes in one or more of these factors could result in an impairment charge.

        Intangible assets.    We amortize intangible assets using the straight line method over the useful lives of the assets commencing on the date of acquisition. Total amortization expense for amortizable intangible assets for the years ended December 31, 2012, 2011 and 2010 was $1,626, $90 and $98, respectively. At December 31, 2012, the weighted average amortization period remaining for those intangible assets is approximately three years. Amortization expense is estimated to be approximately $1,172 in 2013, $719 in 2014 and $91 in 2015, 2016 and 2017.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

6. Income Taxes

        Significant components of our deferred tax assets and liabilities at December 31, 2012 and 2011, were as follows:

	2012	2011
Current deferred tax assets:
Continuing care contracts	$1,011	$1,185
Allowance for doubtful accounts	1,323	1,867
Insurance reserves	980	954
Deferred gains on sale lease back transactions	1,301	1,171
Other	880	904

Total current deferred tax assets before valuation allowance	5,495	6,081
Valuation allowance:	(90)	(153)

Total current deferred tax assets	5,405	5,928

Non-current deferred tax assets:
Continuing care contracts	379	436
Deferred gains on sale lease back transactions	998	935
Insurance reserves	3,197	3,022
Tax credits	8,640	6,820
Tax loss carry forwards	29,884	40,607
Impairment of long-lived assets	3,847	3,728
Impairment of securities	900	1,675
Other	1,763	3,136

Total non-current deferred tax assets before valuation allowance	49,608	60,359
Valuation allowance:	(810)	(1,521)

Total non-current deferred tax assets	48,798	58,838

Non-current deferred tax liabilities:
Depreciable assets	(9,123)	(9,647)
Lease expense	(474)	(773)
Goodwill	(1,106)	(109)
Other	—	(181)

Total non-current deferred tax liabilities	(10,703)	(10,710)

Net deferred tax asset	$43,500	$54,056

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

6. Income Taxes (Continued)

        The movement in our valuation allowance for deferred tax assets was as follows:

	Balance at Beginning of Period	Amounts Charged/ (Credited) To Expense	Amounts Charged Off, Net of Recoveries	Balance at End of Period
Year Ended December 31, 2010	$65,231	$(6,860)	$—	$58,371

Year Ended December 31, 2011	$58,371	$(56,697)	$—	$1,674

Year Ended December 31, 2012	$1,674	$(774)	$—	$900

        During the fourth quarter of 2011, as prescribed by FASB Codification Topic 740, Accounting for Income Taxes, we evaluated the realizability of our net deferred tax assets, which include, among other things, our net operating losses and tax credits. We determined that it was more likely than not that we will realize the benefit of our deferred tax assets, and as a result, we recognized in the fourth quarter of 2011, an income tax benefit from continuing operations of $52,111 which was attributable to the partial reduction of our previously deferred income tax valuation allowance. During the third quarter of 2012, we released valuation allowances of $752 related to capital losses which were used to offset a capital gain incurred in the sale of our pharmacy business. We maintain a partial valuation allowance against certain deferred tax assets related to impaired investments. When we believe that we will more likely than not realize the benefit of these deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statements of income, which will affect our results of operations.

        As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2025 if unused, was approximately $67,775, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $8,640. Our net operating loss carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

        For the year ended December 31, 2012, we recognized income tax expense from continuing operations of $5,642, of which $1,235 represents current state tax expense that is payable without regard to our tax loss carry forwards. We also recognized tax expense from discontinued operations of $6,930, of which $775 represents current state tax expense that is payable without regard to our tax loss carry forwards.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

6. Income Taxes (Continued)

        The provision (benefit) for income taxes from continuing operations is as follows:

	Years Ended December 31,
	2012	2011	2010
Current tax provision:
State	$1,235	$1,405	$1,290

Total current tax provision	1,235	1,405	1,290
Deferred tax provision (benefit):
Federal	5,052	(46,428)	138
State	(645)	(5,531)	20

Total deferred tax provision (benefit)	4,407	(51,959)	158

Total tax provision (benefit)	$5,642	$(50,554)	$1,448

        The principal reasons for the difference between our effective tax (benefit) rate on continuing operations and the U.S. Federal statutory income tax rate are as follows:

	For the years ended December 31,
	2012	2011	2010
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	5.2%	10.9%	8.7%
Tax credits	(13.2)%	(15.1)%	(7.5)%
Alternative minimum tax	2.1%	1.2%	1.5%
Change in valuation allowance	0.1%	(321.1)%	(33.5)%
Other differences, net	0.4%	4.5%	1.3%

Effective tax rate	29.6%	(284.6)%	5.5%

7. Earnings Per Share

        We computed basic EPS for the years ended December 31, 2012, 2011 and 2010 using the weighted average number of shares outstanding during the periods. For the year ended December 31, 2012, the effect of the Notes was not included in the computation of diluted EPS because to do so would have been antidilutive. Diluted EPS for the years ended December 31, 2011 and 2010 reflects additional common shares, related to the Notes, that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance. The weighted average shares outstanding used to calculate basic and diluted EPS includes 547 and 582 unvested common shares as of December 31, 2012 and 2011, respectively, issued to our officers and others under our equity compensation plan, or the Share Award Plan. Unvested shares issued under our Share Award Plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

7. Earnings Per Share (Continued)

        The following table provides a reconciliation of income from continuing operations and income (loss) from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Year Ended December 31,
	2012			2011			2010
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$13,428	47,952	$0.28	$67,485	42,161	$1.60	$25,354	35,736	$0.71
Dilutive effect of the Notes	—	—		962	2,873		1,652	3,471

Diluted income from continuing operations	$13,428	47,952	$0.28	$68,447	45,034	$1.52	$27,006	39,207	$0.69

Diluted income (loss) from discontinued operations	$11,517	47,952	$0.24	$(3,284)	45,034	$(0.07)	$(1,862)	39,207	$(0.05)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

8. Fair Values of Assets and Liabilities

        The table below presents the assets and liabilities measured at fair value at December 31, 2012, categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale(1)	$8,024	$—	$8,024	$—
Long-lived assets of discontinued operations(2)	7,780	—	7,780	—
Cash equivalents(3)	22,149	22,149	—	—
Available for sale securities:(4)
Equity securities
Financial services industry	6,025	6,025	—	—
REIT industry	484	484	—	—
Other	775	775	—	—

Total equity securities	7,284	7,284	—	—
Debt securities
International bond fund	2,345	2,345	—	—
High yield fund	2,168	2,168
Industrial bonds	5,186	5,186	—	—
Government bonds	4,666	4,666	—	—
Financial bonds	982	982	—	—
Other	869	869	—	—

Total debt securities	16,216	16,216	—	—

Total available for sale securities	23,500	23,500	—	—
Convertible senior notes(5)	24,623	24,623	—	—
Mortgage notes payable(6)	43,168	—	—	43,168

Total	$129,244	$70,272	$15,804	$43,168

(1)
Long-lived assets held for sale consist of property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent pursuant to the terms of our leases with SNH; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts. We have either recently acquired the assets or the assets are part of active construction projects and we expect that any sale of these assets to SNH would be for an amount equal to their recorded cost. Accordingly, the cost of these assets approximates their fair value.

(2)
In September 2012 and 2011, we recorded asset impairment charges of $294 and $3,938, respectively, to reduce the carrying value of two SNFs we own that we have classified as discontinued operations to their estimated fair value based upon expected sales price less

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

8. Fair Values of Assets and Liabilities (Continued)

  costs to sell. In September 2012, in connection with the sale of our pharmacy business to Omnicare, Inc., or Omnicare, Omnicare did not acquire the real estate associated with one pharmacy. We intend to sell this real estate and during the third quarter of 2012 we recorded a $350 asset impairment charge to reduce the carrying value of this property to its estimated fair value less costs to sell. The estimated fair value of long-lived assets of discontinued operations was determined based on offers to purchase the properties and appraisals made by third parties (Level 2 inputs).

(3)
Cash equivalents, consisting of money market funds held principally for obligations arising from our self insurance programs.

(4)
Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $12,920 and $10,580, respectively, at December 31, 2012. Our investments in available for sale securities had amortized costs of $21,720 and $20,827 as of December 31, 2012 and 2011, respectively, had unrealized gains of $2,050 and $1,586 as of December 31, 2012 and 2011, respectively, and had unrealized losses of $270 and $185 as of December 31, 2012 and 2011, respectively. At December 31, 2012, seven of the securities we hold, with a fair value of $4,052, have been in a loss position for less than 12 months. At December 31, 2012, three of the securities we hold, with a fair value of $3,268, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time; the financial conditions of the issuers of our securities remain strong with solid fundamentals and other factors that support our conclusion that the loss is temporary. During the years ended December 31, 2012 and 2011, we received gross proceeds of $4,163 and $10,896, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $63 and $4,118, respectively, and gross realized losses totaling $82 and $2, respectively.

(5)
We estimate the fair value of the Notes using an average of the bid and ask price of our then outstanding Notes (Level 1 inputs) on or about December 31, 2012. The fair value of the Notes is less than the carrying value of $24,872 by $249 because the Notes were trading at a discount to their face amount.

(6)
We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs). Because our inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

        During the year ended December 31, 2012, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value. Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the year ended December 31, 2012.

        The carrying values of accounts receivable, accounts payable and the Bridge Loan (see Note 9), approximate fair value as of December 31, 2012 and 2011. We measured the fair value of our equity investment in AIC, which is an Indiana insurance company that we currently own in equal proportion as each of the other seven shareholders of that company (see Note 16), categorized in level two of the fair hierarchy in its entirety, by considering, among other things, the individual assets and liabilities

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

8. Fair Values of Assets and Liabilities (Continued)

held by AIC, AIC's overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

9. Indebtedness

        We have a $35,000 revolving secured line of credit, or our Credit Agreement, that is available for general business purposes, including acquisitions. The maturity date of our Credit Agreement is March 18, 2013. Borrowings under our Credit Agreement typically bear interest at LIBOR (with a floor of 2% per annum) plus a spread of 400 basis points, or 6% as of December 31, 2012. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. The weighted average interest rate for borrowings under our Credit Agreement was 6.25% for the years ended December 31, 2012 and 2011. There were no borrowings under our Credit Agreement during the year ended December 31, 2010. As of December 31, 2012 and February 15, 2013, we had $0 outstanding under our Credit Agreement. We incurred interest expense and other associated costs related to our Credit Agreement of $676, $726 and $508 for the years ended December 31, 2012, 2011 and 2010, respectively.

        We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries' accounts receivable and related collateral. Our Credit Agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement.

        In April 2012, we entered into a new $150,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions. The maturity date of our Credit Facility is April 13, 2015, and, subject to the payment of extension fees and meeting certain other conditions, includes options for us to extend the stated maturity date of our Credit Facility for two one-year periods. Borrowings under our Credit Facility typically bear interest at LIBOR plus a spread of 250 basis points, or 2.71% as of December 31, 2012. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. The weighted average interest rate for borrowings under our Credit Facility was 2.98% for the year ended December 31, 2012. As of December 31, 2012 and February 15, 2013, we had $0 outstanding under our Credit Facility. We incurred interest expense and other associated costs related to our Credit Facility of $1,746 for the year ended December 31, 2012.

        We are the borrower under our Credit Facility, and certain of our subsidiaries guarantee our obligations under our Credit Facility, which is secured by real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries and our guarantor subsidiaries' accounts receivable and related collateral. Our Credit Facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including a change of control of us.

        Our Credit Agreement and our Credit Facility contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

9. Indebtedness (Continued)

        In May 2011, we entered into the Bridge Loan agreement with SNH under which SNH agreed to lend us up to $80,000 to fund a part of the purchase price for our acquisitions of certain assets of six senior living communities located in Indiana, or the Indiana Communities. During 2011, we completed our acquisitions of the assets of the Indiana Communities and, in connection with the acquisitions, borrowed $80,000 under the Bridge Loan. During 2011, we repaid $42,000 of this advance with proceeds from a public offering of our common shares, or the Public Offering, and cash generated by operations. In April 2012, we repaid in full the principal amount then outstanding under the Bridge Loan, resulting in termination of the Bridge Loan. We funded the April 2012 repayment of the Bridge Loan with borrowings under our Credit Facility and cash on hand. We incurred interest expense and other associated costs related to the Bridge Loan of $314 and $593 for the years ended December 31, 2012 and 2011, respectively.

        On July 1, 2010, we repaid our outstanding balance and terminated our non-recourse credit facility with UBS AG, or UBS. Interest expense and other associated costs related to this facility were $0, $0 and $149 for the years ended December 31, 2012, 2011 and 2010, respectively.

        At December 31, 2012, we had six irrevocable standby letters of credit totaling $755. The six letters of credit are security for our lease obligation to HCP, Inc., or HCP, to an automobile leasing company and to a mortgagee of our property encumbered by a Federal National Mortgage Association, or FNMA, insured mortgage. The letters of credit are renewed annually. The maturity dates for these letters of credit range from April 2013 to September 2013. Our obligations under these letters of credit are secured by cash.

        In October 2006, we issued $126,500 principal amount of the Notes. Our net proceeds from this issuance were approximately $122,600. The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time. The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share. The Notes are guaranteed by certain of our wholly owned subsidiaries. The Notes mature on October 15, 2026. We may prepay the Notes at any time and the holders may require that we purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021. If a "fundamental change", as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes. Interest expense and other associated costs related to the Notes was $1,124, $1,470 and $1,738 for the years ended December 31, 2012, 2011 and 2010, respectively. We issued these Notes pursuant to an indenture which contains various customary covenants. As of December 31, 2012, we believe we were in compliance with all applicable covenants of this indenture.

        During the years ended December 31, 2012 and 2011, we purchased and retired $12,410 and $623 par value of the outstanding Notes, respectively, and recorded a gain of $45 and $1, respectively, net of related unamortized costs, on early extinguishment of debt. We funded these purchases principally with available cash. As a result of these purchases and other purchases we made in prior years, $24,872 in principal amount of the Notes remain outstanding.

        At December 31, 2012, six of our senior living communities were encumbered by mortgage notes with an aggregate outstanding principal balance of $46,260: (1) two of our communities, which we have

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

9. Indebtedness (Continued)

classified as discontinued operations, were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgage notes; (2) one of our communities was encumbered by a FNMA mortgage note and; (3) three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes. These mortgages contain HUD, FNMA and FMCC, respectively, standard mortgage covenants. We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes in order to record the assumed mortgage notes at their estimated fair value. We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes. In July 2010, we prepaid a HUD insured mortgage note with a balance of $4,635 and paid $134 in prepayment penalties. The following table is a summary of these mortgage notes as of December 31, 2012:

Balance as of December 31, 2012	Effective Interest Rate	Cash Interest Rate	Maturity Date	Monthly Payment
$19,435	6.64%	5.86%	June 2023	$123
6,712	8.99%	5.46%	February 2025	63
2,968	6.36%	6.70%	September 2028	25
9,598	6.20%	6.70%	September 2032	72
3,045	5.25%	5.25%	June 2035	19
4,502	5.55%	5.55%	May 2039	27

$46,260	6.67%(1)	5.96%(1)		$329

(1)
Weighted average interest rate.

        We incurred mortgage interest expense, including premium amortization, of $2,843, $1,588 and $650 for the years ended December 31, 2012, 2011 and 2010, respectively, including interest expense recorded in discontinued operations. Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable HUD, FNMA and FMCC approval. As of December 31, 2012, we believe we were in compliance with all applicable covenants under these mortgages.

        Principal payments due under the terms of these mortgages (including mortgages included in discontinued operations) are as follows:

2013	$1,242
2014	1,318
2015	1,398
2016	1,483
2017	1,573
Thereafter	39,246

$46,260

10. Leases

        As of December 31, 2012, we leased 188 senior living communities (including one that we classify as discontinued operations) and two rehabilitation hospitals from SNH under four leases. As of December 31, 2012, we also leased four senior living communities under a lease with HCP. These leases

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

10. Leases (Continued)

are "triple-net" leases which require that we pay all costs incurred in the operation of the communities and hospitals, including the cost of insurance and real estate taxes, maintaining the communities and hospitals, and indemnifying the landlord for any liability which may arise from their operation during the lease term.

        Our leases with SNH require us to pay percentage rent at 181 of the senior living communities we lease from SNH equal to 4% of the amount by which gross revenues, as defined in our leases, exceeds gross revenues in a base year. We recorded approximately $4,888, $4,879 and $4,443 in percentage rent to SNH for the years ended December 31, 2012, 2011 and 2010, respectively.

        SNH may fund amounts that we request for renovations and improvements to communities and hospitals we lease from SNH in return for rent increases according to formulas in the leases; however, SNH is not obligated to purchase these renovations and improvements from us and we are not required to sell them to SNH. In 2012, 2011 and 2010, SNH funded $30,520, $33,269 and $31,894, respectively, for renovations and improvements to some of our communities and hospitals and, as a result, our annual rent increased by $2,456, $2,665 and $2,550, respectively.

        The following table is a summary of our real property leases (including one assisted living community that we have classified as discontinued operations):

		Number of properties	Annual minimum rent as of December 31, 2012	Initial expiration date	Renewal terms
1.	Lease No. 1 for SNFs and independent and assisted living communities(1)	91	$58,779	December 31, 2024	Two 15-year renewal options.
2.	Lease No. 2 for SNFs, independent and assisted living communities and rehabilitation hospitals	53	70,442	June 30, 2026	Two 10-year renewal options.
3.	Lease No. 3 for independent and assisted living communities(2)	17	33,997	December 31, 2028	Two 15-year renewal options.
4.	Lease No. 4 for SNFs and independent and assisted living communities(3)	29	34,470	April 30, 2017	Two 15-year renewal options.
5.	One HCP lease	4	1,183	June 30, 2014	Two 10-year renewal options.

	Totals	194	$198,871

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

10. Leases (Continued)

        The future minimum rents required by our leases as of December 31, 2012, are as follows:

2013	$198,871
2014	198,280
2015	197,688
2016	197,688
2017	174,708
Thereafter	1,384,176

$2,351,411

11. Shareholders' Equity

        We issued 347, 379 and 351 of our common shares in 2012, 2011 and 2010, respectively, to our Directors, officers and others who provide services to us. We valued the shares at the average price of our common shares on the exchange on which they were listed on the dates of issue, or $1,638 in 2012, based on a $4.72 weighted average share price, $1,044 in 2011, based on a $2.75 weighted average share price, and $1,980 in 2010, based on a $5.64 weighted average share price. Shares issued to Directors vest immediately; one fifth of the shares issued to our officers and others vest on the date of grant and on the four succeeding anniversaries of the date of grant. We recognize the cost ratably over the vesting period. As of December 31, 2012, 794 of our common shares remain available for issuance under our Share Award Plan.

        In June 2011, we issued 11,500 of our common shares in the Public Offering, raising net proceeds of approximately $53,953. We used proceeds from the Public Offering to repay amounts outstanding under the Bridge Loan and to fund a portion of the cash purchase price of the Indiana Communities described in Note 12.

12. Acquisitions

        In August 2010, we acquired from an unrelated party a continuing care retirement community, which offers independent, assisted living and skilled nursing services, containing 110 living units located in Wisconsin for $14,700. We financed the acquisition with cash on hand and by the assumption of approximately $1,311 of resident deposits. We have included the results of this community's operations in our consolidated financial statements from the date of acquisition. We allocated the purchase price of this community to land, buildings and equipment. As of December 31, 2012, the majority of this community's revenues comes from residents' private resources. We acquired this community as part of our strategy of expanding our business in high quality senior living operations where residents pay for our services with private resources.

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

(in thousands, except per share data)

12. Acquisitions (Continued)

independent and assisted living services and as of December 31, 2012, all of the residents pay for their services with private resources.

        From June 2011 to September 2011, we purchased the Indiana Communities for an aggregate purchase price, excluding closing costs, of $122,760. The Indiana Communities primarily offer independent and assisted living services, which are currently primarily paid by residents from their private resources and contain 1,476 living units. We also entered into the Bridge Loan agreement with SNH under which SNH agreed to lend us up to $80,000 to help fund the purchase of the Indiana Communities. In addition to the proceeds of the Bridge Loan, we also funded these acquisitions with a portion of the proceeds from the Public Offering, by assuming mortgage notes secured by three of the Indiana Communities, by assuming net working capital liabilities of the Indiana Communities and with cash on hand.

        During 2012, we completed the purchase accounting of the fair value of the assets acquired after we considered the results from a third party valuation report, and, as a result, made adjustments to property and equipment, goodwill and other intangible assets. The amounts previously reported as of December 31, 2011 that have been revised to reflect these adjustments, are as follows:

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

        For the years ended December 31, 2012, 2011 and 2010 we incurred $108, $1,759 and $0 in acquisition related costs, respectively. These costs include transaction closing costs, professional fees (legal and accounting) and other acquisition related expenses.

13. Discontinued Operations

        In August 2010, at our request, SNH sold four SNFs located in Nebraska which we leased from SNH to an unrelated party for net proceeds of approximately $1,450, and our annual rent payable to SNH decreased by approximately $145 per year in accordance with the terms of our lease with SNH.

        In November 2010, at our request, SNH agreed to sell one assisted living community in Pennsylvania with 70 living units that was leased to us. SNH sold this community in May 2011, and our annual rent to SNH decreased by approximately $72 per year in accordance with the terms of our lease with SNH.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

13. Discontinued Operations (Continued)

        Also in November 2010, at our request, SNH agreed to sell three SNFs in Georgia with an aggregate of 329 living units that were leased to us. SNH consummated the sale of two of these communities in May 2011 and one community in June 2011, and our annual rent to SNH decreased by approximately $1,790 per year in accordance with the terms of our lease with SNH.

        In 2011, we decided to offer for sale two SNFs we own that are located in Michigan with a total of 271 living units. In October 2012, we entered an agreement to sell these two SNFs for $8,000, including the assumption of $7,547 of HUD mortgage debt by the buyer. In connection with this agreement, we recorded a $294 asset impairment charge to reduce the carrying value of these properties to their estimated fair value less costs to sell. Completion of this sale is subject to customary closing conditions and we can provide no assurance that a sale of these SNFs will be completed.

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

        In September 2012, we completed the sale of our pharmacy business to Omnicare. We received $34,298 in sale proceeds from Omnicare, which included $3,789 in working capital. We recorded a pre-tax capital gain on sale of the pharmacy business of $23,347. In connection with the sale, Omnicare did not acquire the real estate we owned associated with one pharmacy located in South Carolina. We intend to sell this real estate and we recorded a $350 asset impairment charge during the third quarter of 2012 to reduce the carrying value of this property to its estimated fair value less costs to sell.

        We have reclassified the consolidated balance sheets and the consolidated statements of income for all periods presented to show the financial position and results of operations of our pharmacies and the communities which have been sold or are expected to be sold as discontinued. Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Revenues	$70,382	$107,688	$127,009
Expenses	(74,638)	(109,773)	(128,871)
Impairment on assets	(644)	(3,938)	—
(Provision) benefit for income taxes	(6,930)	2,739	—
Gain on sale	23,347	—	—

Net income (loss)	$11,517	$(3,284)	$(1,862)

14. Off Balance Sheet Arrangement

        We have pledged certain of our assets, such as accounts receivable, with a carrying value, as of December 31, 2012, of $12,556 arising from our operation of 30 properties owned by SNH and leased to us which secures SNH's borrowings from its lender, FNMA. As of December 31, 2012, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

14. Off Balance Sheet Arrangement (Continued)

have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

15. Litigation Settlement

        On May 29, 2012, we entered into a settlement agreement, or the Settlement Agreement, with subsidiaries of Sunrise Senior Living Inc., or Sunrise, pursuant to which we agreed to settle our long running litigation with Sunrise, involving amounts charged by Sunrise to us for certain insurance programs for senior living communities managed by Sunrise for us. Pursuant to the Settlement Agreement, Sunrise paid us $4,000 in cash and we recorded a gain of $3,365, net of legal fees, in our consolidated statements of income.

16. Related Person Transactions

        We have adopted written Governance Guidelines that address the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Directors and our Board of Directors reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction must be reviewed and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Directors and (2) the affirmative vote of a majority of our Independent Directors. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Directors, or disinterested Directors or Independent Directors, as the case may be, shall act in accordance with any applicable provisions of our charter, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Business Conduct and Ethics and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We were formerly a 100% owned subsidiary of SNH, SNH is our largest landlord and our largest stockholder and we manage senior living communities for SNH. In 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. As of December 31, 2012, SNH owned 4,235 of our common shares, or approximately 8.8% of our outstanding common shares. One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of SNH. Mr. Barry Portnoy's son, Mr. Adam Portnoy, also serves as a managing trustee of SNH. In order to effect this spin off and to govern relations after the spin off, we entered into agreements with SNH and others, including RMR.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

16. Related Person Transactions (Continued)

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

  •
  so long as we are a tenant of, or manager for, SNH, we will not permit nor take any action that, in the reasonable judgment of SNH, might jeopardize the tax status of SNH as a REIT;

  •
  SNH has the option to cancel all of our rights under the leases and management agreements we have with SNH upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events affecting us, as defined in those documents, including the adoption of any stockholder proposal (other than a precatory proposal) or the election to our Board of Directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual;

  •
  the resolution of disputes arising from our leases and other agreements with SNH may be resolved by binding arbitration; and

  •
  so long as we are a tenant of, or manager for, SNH or so long as we have a business management agreement with RMR, we will not acquire or finance any real estate of a type then owned or financed by SNH or any other company managed by RMR without first giving SNH or the other company managed by RMR, as applicable, the opportunity to acquire or finance real estate of the type in which SNH or the other company managed by RMR, respectively, invests.

        As of December 31, 2012, we leased 188 senior living communities (including one that we have classified as discontinued operations) and two rehabilitation hospitals from SNH and managed 39 senior living communities for the account of SNH.

        Under our leases with SNH, we pay SNH minimum rent plus percentage rent based on increases in gross revenues at certain properties. Our total minimum annual rent payable to SNH as of December 31, 2012 was $197,688, excluding percentage rent. Our total rent expense under all of our leases with SNH, net of lease inducement amortization, was $200,036, $194,524 and $188,768 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, we had outstanding rent due and payable to SNH of $17,688 and $17,318, respectively. During the years ended December 31, 2012, 2011 and 2010, pursuant to the terms of our leases with SNH, we sold $30,520, $33,269 and $31,894, respectively, of improvements made to properties leased from SNH and, as a result, our annual rent payable to SNH increased by approximately $2,456, $2,665 and $2,550, respectively. As of December 31, 2012, our property and equipment included $8,024 for similar improvements we have made to properties we lease from SNH that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to purchase such assets.

        We began managing communities for SNH's account in June 2011 in connection with SNH's acquisition of certain senior living communities at that time. We have since begun managing additional

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

16. Related Person Transactions (Continued)

communities that SNH has acquired. With the exception of the management agreement for the senior living community in New York described below, the management agreements for the communities we manage for SNH's account provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital. The management agreements generally expire on December 31, 2031, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements provide that we and SNH each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

        In connection with the management agreements, we and SNH have entered into three pooling agreements, two pooling agreements which pool our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which pools our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement. We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012. In connection with entering into the second AL Pooling Agreement, we and SNH amended and restated the initial AL Pooling Agreement so that it includes only 20 identified communities. The second AL Pooling Agreement includes the management agreements for the remaining communities that include assisted living units that we currently manage for SNH (other than with respect to the senior living community in New York described below). We entered into the IL Pooling Agreement in August 2012. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determinations of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our incentive fees and SNH's return of its invested capital. Under each of the pooling agreements, SNH has the right, after the period of time specified in the agreement has elapsed and subject to our cure rights, to terminate all, but not less than all, of the management agreements that are subject to the agreement if SNH does not receive its minimum return in each of three consecutive years. In addition, under each of the pooling agreements, we have a limited right to require the sale of underperforming communities. Also, under each of the pooling agreements, any nonrenewal notice given by us with respect to a community is deemed a nonrenewal with respect to all the communities that are the subject of the agreement. Special committees of each of our Board of Directors and SNH's board of trustees composed solely of our Independent Directors and SNH's independent trustees who are not also directors or trustees of the other party and who were represented by separate counsel reviewed and approved the terms of these management agreements and pooling agreements.

        We earned management fees from SNH of $5,582 and $835 for the years ended December 31, 2012 and 2011, respectively. We expect that we may enter additional management arrangements with

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

16. Related Person Transactions (Continued)

SNH for senior living communities that SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH.

        For a detailed description of the transactions we entered with SNH during 2010 and 2011, please see our Annual Reports on Form 10-K filed with the SEC for those years. Since January 1, 2012, we entered the following transactions with SNH:

  •
  In February 2012, we entered into a long term management agreement with SNH on terms substantially consistent with the terms of our other management agreements with SNH for communities that include assisted living units to manage a senior living community in Alabama with 92 living units. This management agreement is included in the second AL Pooling Agreement.

  •
  In May 2012, we entered into a long term management agreement with SNH on terms substantially consistent with the terms of our other management agreements with SNH for communities that include assisted living units to manage a senior living community in South Carolina with 59 living units, which community we had been managing for the prior owner's account pending SNH's acquisition. This management agreement is included in the second AL Pooling Agreement.

  •
  Also in May 2012, we and SNH entered into an operations transfer agreement with Sunrise Senior Living Inc., or Sunrise. Pursuant to this operations transfer agreement, SNH and Sunrise agreed to accelerate the December 31, 2013 termination date of Sunrise's leases for 10 senior living communities owned by SNH, and we agreed to operate the 10 communities as a manager for SNH's account pursuant to long term management agreements. As of December 31, 2012, we had entered into long term management agreements with SNH for these 10 communities, on terms substantially consistent with the terms of our other management agreements with SNH for communities that include assisted living units. These management agreements are included in the second AL Pooling Agreement.

  •
  In July 2012, we entered into a long term management agreement with SNH on terms substantially consistent with the terms of our other management agreements with SNH for communities that include assisted living units to manage a senior living community in South Carolina with 232 living units, which community we had previously been managing for the prior owner's account pending SNH's acquisition. This management agreement was added to our second AL Pooling Agreement.

  •
  In August 2012, we entered into a long term management agreement with SNH on terms substantially consistent with the terms of our other management agreements with SNH for communities that include only independent living units to manage a senior living community in Missouri with 87 living units. This management agreement was added to our IL Pooling Agreement.

  •
  Also in August 2012, we entered into a long term management agreement with SNH to manage a portion of a senior living community in New York that is not subject to the requirements of New York healthcare licensing laws, consisting of 198 living units, on terms substantially consistent with the terms of our other management agreements with SNH for communities that

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

16. Related Person Transactions (Continued)

    include assisted living units, except that the management fee payable to us is equal to 5% of the gross revenues realized at that portion of the community and there is no incentive fee payable to us under this management agreement. In order to accommodate certain requirements of New York healthcare licensing laws, SNH subleased a portion of this senior living community that is subject to such requirements, consisting of 111 living units, to an entity, D&R Yonkers LLC, which is owned by SNH's President and Chief Operating Officer and its Treasurer and Chief Financial Officer, and we entered into a long term management agreement with D&R Yonkers LLC to manage that portion of the community. Pursuant to that management agreement, D&R Yonkers LLC pays us a management fee equal to 3% of the gross revenues realized at that portion of the community and we are not entitled to any incentive fee under that agreement. Our management agreement with D&R Yonkers LLC expires on August 31, 2017, and is subject to renewal for nine consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered.

  •
  In December 2012, we entered into a long term management agreement with SNH on terms substantially consistent with the terms of our other management agreements with SNH for communities that include assisted living units to manage a senior living community in Tennessee with 90 living units. This management agreement was added to our second AL Pooling Agreement.

  •
  Also in December 2012, we entered into a long term management agreement with SNH on terms substantially consistent with the terms of our other management agreements with SNH for communities that include assisted living units to manage a senior living community in Texas with 78 living units. This management agreement was added to our second AL Pooling Agreement.

        As discussed above in Notes 9 and 12, in May 2011, we and SNH entered into the Bridge Loan, under which SNH agreed to lend us up to $80,000. In April 2012, we repaid in full the then outstanding principal amount under the Bridge Loan, resulting in termination of the Bridge Loan. The Bridge Loan bore interest at a rate equal to the annual rates of interest applicable to SNH's borrowings under its revolving credit facility, plus 1%. We incurred interest expense on the Bridge Loan of $314 and $593 for the years ended December 31, 2012 and December 31, 2011, respectively, which amounts are included in interest and other expense in our consolidated statements of income.

        In August 2012, SNH prepaid certain outstanding debt it had borrowed from FNMA, which debt was secured by certain properties we lease from SNH and other assets relating to those properties. As a result of this prepayment, 11 of the 28 properties securing that debt were released from the mortgage and, in connection with that release, we entered into amendments to our leases with SNH so that these 11 properties were removed from the lease created to accommodate this debt and were added to our other multi-property leases with SNH.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

16. Related Person Transactions (Continued)

        RMR provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement. One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Mr. Barry Portnoy's son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR. Our other Managing Director, Mr. Gerard Martin, is a director of RMR. Mr. Bruce Mackey, our President and Chief Executive Officer, is an Executive Vice President of RMR and Mr. Paul Hoagland, our Treasurer and Chief Financial Officer is a Senior Vice President of RMR. SNH's executive officers are officers of RMR and SNH's President and Chief Operating Officer is a director of RMR. Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR or its affiliates provide management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including SNH, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies, including SNH. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        Messrs. Mackey and Hoagland were officers of RMR throughout all of 2010, 2011 and 2012. Because at least 80% of Messrs. Mackey's and Hoagland's business time is devoted to services to us, 80% of Messrs. Mackey's and Hoagland's total cash compensation (that is, the combined base salary and cash bonus paid by us and RMR) was paid by us and the remainder was paid by RMR. Messrs. Mackey and Hoagland are also eligible to participate in certain RMR benefit plans. We believe the compensation we paid to these officers reasonably reflected their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division. RMR has approximately 820 employees and provides management services to other companies in addition to us and SNH.

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

        Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our facilities, evaluation of business opportunities, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of our revenues. Revenues are defined as our total revenues from all sources reportable under generally accepted accounting principles in the United States, or GAAP, less any revenues reportable by us with respect to communities for which we provide management services plus the gross revenues at those communities determined in accordance with GAAP. This fee totaled $13,186, $11,726 and $11,214 for the years ended December 31, 2012, 2011 and 2010, respectively. RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

16. Related Person Transactions (Continued)

and other companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $209 for 2012, $247 for 2011 and $211 for 2010. These allocated costs are in addition to the business management fees earned by RMR.

        The business management agreement automatically renews for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate the business management agreement upon 60 days' prior written notice. RMR may also terminate the business management agreement upon five business days' notice if we undergo a change of control, as defined in the business management agreement. On November 23, 2012, we entered into an amended and restated business management agreement with RMR to: extend the term of the agreement until December 31, 2013; provide that fees payable by us to RMR are generally subordinate to amounts payable by us to SNH pursuant to any management or lease agreement; provide that our reimbursable share of the aggregate costs incurred by RMR for certain employment expenses of RMR's applicable employees actively engaged in providing management information services to us is subject to periodic approval by our Independent Directors as members of our Compensation Committee; amend certain procedures for the arbitration of disputes pursuant to the agreement; and make other clarification and administrative changes. The amended and restated business management agreement was reviewed and approved by our Compensation Committee consisting solely of our Independent Directors.

        Under our business management agreement, we acknowledge that RMR also provides management services to other companies, including SNH. The fact that RMR has responsibilities to other entities, including our largest landlord and largest stockholder, SNH, could create conflicts; and in the event of such conflicts between us and RMR, any affiliate of RMR or any other publicly owned entity with which RMR has a relationship, including SNH, our business management agreement allows RMR to act on its own behalf and on behalf of SNH or such other entity rather than on our behalf. Under the business management agreement, we afford SNH and any other company that is managed by RMR a right of first refusal to invest in or finance any real estate of a type then owned or financed by any of them before we do. Under the business management agreement, RMR has agreed not to provide business management services to any other business or enterprise, other than SNH, competitive with our business. The business management agreement also includes arbitration provisions for the resolution of disputes.

        We are generally responsible for all of our expenses and certain expenses incurred by RMR on our behalf. Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        RMR was the owner of two buildings we leased for our corporate headquarters and administrative offices until the expiration of those leases in June 2011. In May 2011, we entered into a new lease that consolidated our headquarters into one building owned by RMR. This new lease requires us to pay current annual rent of approximately $748. The terms of this new lease were negotiated and approved by a special committee of our Board of Directors composed solely of our Independent Directors.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

16. Related Person Transactions (Continued)

During 2012, 2011 and 2010, we incurred rent, which included our proportionate share of utilities and real estate taxes, under these leases of $1,426, $1,271 and $1,212, respectively. We believe the terms of the expired leases and the new lease were and are commercially reasonable.

        In December 2006, we began leasing space for a regional office in Atlanta, Georgia from CommonWealth REIT, or CWH, a public company managed by RMR. Our lease for this space expired in December 2011 and was not renewed. We incurred rent, which included our proportionate share of utilities and real estate taxes, under this lease during 2011 and 2010 of $71 and $66, respectively. We believe that the terms of this lease were commercially reasonable.

        Under our Share Award Plan, we typically grant restricted shares to certain employees of RMR who are not also Directors, officers or employees of ours. In 2012, 2011 and 2010, we granted a total of 81, 77 and 65 restricted shares, respectively, with an aggregate value of $399, $168 and $394, respectively, to such persons, based upon the closing price of our common shares on the dates of grants on the New York Stock Exchange, or the NYSE, for the grants made in 2012 and 2011 and on the NYSE Amex (now known as the NYSE MKT) for the grants made in 2010. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to both the fees we pay to RMR and our share grants to our Directors, officers and employees. On occasion, we have entered into arrangements with former employees of ours or RMR in connection with the termination of their employment with us or RMR, providing for the acceleration of vesting of restricted shares previously granted to them under our Share Award Plan.

        We, RMR, SNH and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company. All of our Directors, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our entire Board of Directors and a majority of our Independent Directors. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

        As of December 31, 2012, we have invested $5,209 in AIC since its formation in November 2008. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC. Our investment in AIC had a carrying value of $5,629 and $5,291 as of December 31, 2012 and 2011, respectively. For 2012, 2011 and 2010, we recognized income of $316 and $139 and a loss of $1, respectively, related to our investment in AIC. We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified and extended in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $6,264 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program. Our annual premiums for this property insurance in 2011 and 2010 were $4,500 and $2,900, respectively. We are also currently investigating the possibilities to expand our insurance relationships with AIC to include

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)

16. Related Person Transactions (Continued)

other types of insurance. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

17. Employee Benefit Plans

        We have several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code. All our employees are eligible to participate in at least one of our plans and are entitled upon termination or retirement to receive their vested portion of the plan assets. For some of our plans, we match a certain amount of employee contributions. We also pay certain expenses related to all of our plans. Expenses for all our plans, including our contributions, were $1,565, $1,451 and $1,476 for the years ended December 31, 2012, 2011 and 2010, respectively.

18. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2012 and 2011:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$327,500	$331,861	$332,420	$359,097
Operating income	3,001	7,000	5,316	5,541
Net income from continuing operations	1,222	5,308	3,405	3,493
Net income	369	4,638	16,439	3,499
Net income per common share—Basic	$0.01	$0.09	$0.34	$0.07
Net income per common share—Diluted	$0.01	$0.09	$0.33	$0.07

	2011(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$288,279	$292,312	$310,561	$313,998
Operating income (loss)	6,366	7,502	4,080	(837)
Net income from continuing operations	5,801	5,403	3,546	52,735
Net income (loss)	4,132	5,196	(528)	55,401
Net income (loss) per common share—Basic	$0.12	$0.14	$(0.01)	$1.16
Net income (loss) per common share—Diluted	$0.11	$0.14	$(0.01)	$1.10

(1)
The 2011 amounts have been revised to exclude our pharmacy operations which were sold in September 2012.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
By:	/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr. President and Chief Executive Officer

Dated: February 19, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr.	President and Chief Executive Officer (Principal Executive Officer)	February 19, 2013
/s/ PAUL V. HOAGLAND Paul V. Hoagland	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)	February 19, 2013
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	February 19, 2013
/s/ GERARD M. MARTIN Gerard M. Martin	Managing Director	February 19, 2013
/s/ BRUCE M. GANS Bruce M. Gans	Independent Director	February 19, 2013
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Director	February 19, 2013
/s/ DONNA D. FRAICHE Donna D. Fraiche	Independent Director	February 19, 2013