Form 10-Q
period 2013-03-31
FIVE STAR QUALITY CARE INC
filed 2013-05-01
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of registrant’s shares of common stock, $.01 par value, outstanding as of April 30, 2013: 48,234,022.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

MARCH 31, 2013

As used herein the terms “we”, “us” or “our” mean Five Star Quality Care, Inc. and its consolidated subsidiaries unless the context otherwise requires.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$15,156	$24,638
Accounts receivable, net of allowance of $3,870 and $3,324 at March 31, 2013 and December 31, 2012, respectively	56,547	53,134
Due from related persons	5,581	6,881
Investments in available for sale securities, of which $4,104 and $3,684 are restricted at March 31, 2013 and December 31, 2012, respectively	17,602	12,920
Restricted cash	11,502	6,548
Prepaid expenses and other current assets	21,156	29,644
Assets of discontinued operations	12,634	10,430
Total current assets	140,178	144,195

Property and equipment, net	333,773	335,612
Equity investment in Affiliates Insurance Company	5,697	5,629
Restricted cash	9,378	12,166
Restricted investments in available for sale securities	8,472	10,580
Goodwill and other intangible assets	27,495	27,788
Other long term assets	43,660	42,267
	$568,653	$578,237
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility, secured, principally by real estate	$—	$—
Revolving credit facility, secured, principally by accounts receivable	—	—
Convertible senior notes	24,872	24,872
Accounts payable	25,935	36,920
Accrued expenses	19,963	22,996
Accrued compensation and benefits	44,691	40,986
Due to related persons	18,410	18,596
Mortgage notes payable	1,109	1,092
Accrued real estate taxes	9,812	11,905
Security deposit liability	9,550	9,727
Other current liabilities	19,831	15,299
Liabilities of discontinued operations, of which $7,510 and $7,547 relate to mortgage notes payable at March 31, 2013 and December 31, 2012, respectively.	8,833	8,448
Total current liabilities	183,006	190,841

Long term liabilities:
Mortgage notes payable	37,337	37,621
Continuing care contracts	1,694	1,708
Accrued self-insurance obligations	31,485	34,647
Other long term liabilities	6,180	6,615
Total long term liabilities	76,696	80,591

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01; 75,000,000 shares authorized, 48,234,022 shares issued and outstanding at March 31, 2013 and December 31, 2012	482	482
Additional paid in capital	354,288	354,083
Accumulated deficit	(47,702)	(49,637)
Accumulated other comprehensive income	1,883	1,877
Total shareholders’ equity	308,951	306,805
	$568,653	$578,237

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Senior living revenue	$278,211	$275,870
Rehabilitation hospital revenue	27,481	26,787
Management fee revenue	2,302	1,088
Reimbursed costs incurred on behalf of managed communities	52,058	23,405
Total revenues	360,052	327,150

Operating expenses:
Senior living wages and benefits	139,212	138,374
Other senior living operating expenses	68,960	66,612
Costs incurred on behalf of managed communities	52,058	23,405
Rehabilitation hospital expenses	24,894	24,119
Rent expense	50,877	50,225
General and administrative	15,132	15,455
Depreciation and amortization	6,514	5,959
Total operating expenses	357,647	324,149

Operating income	2,405	3,001

Interest, dividend and other income	197	205
Interest and other expense	(1,456)	(1,426)
Equity in earnings of Affiliates Insurance Company	76	45
Gain (loss) on sale of available for sale securities reclassified from other comprehensive income	87	(1)

Income from continuing operations before income taxes	1,309	1,824
Benefit (provision) for income taxes	1,005	(602)
Income from continuing operations	2,314	1,222
Loss from discontinued operations	(379)	(853)

Net income	$1,935	$369

Weighted average shares outstanding - basic and diluted	48,234	47,899

Basic and diluted income per share from:
Continuing operations	$0.05	$0.03
Discontinued operations	(0.01)	(0.02)
Net income per share - basic and diluted	$0.04	$0.01

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012

Net income	$1,935	$369
Other comprehensive income:
Unrealized gain on investments in available for sale securities	101	187
Unrealized loss on equity investment in Affiliates Insurance Company	(8)	(1)
Less: Realized (gain) loss on investments in available for sale securities reclassified and included in net income	(87)	1
Other comprehensive income	6	187
Comprehensive income	$1,941	$556

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$1,935	$369
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,514	5,959
Loss from discontinued operations	379	853
(Gain) loss on sale of available for sale securities	(87)	1
Equity in earnings of Affiliates Insurance Company	(76)	(45)
Stock-based compensation	205	217
Provision for losses on receivables	1,772	1,161
Changes in assets and liabilities:
Accounts receivable	(5,185)	(1,551)
Prepaid expenses and other assets	7,102	(355)
Accounts payable and accrued expenses	(14,018)	1,356
Accrued compensation and benefits	3,705	4,788
Due from (to) related persons, net	1,114	(5,192)
Other current and long term liabilities	(1,349)	(169)
Cash provided by operating activities	2,011	7,392

Net cash (used in) provided by discontinued operations	(2,161)	107

Cash flows from investing activities:
Payments from restricted cash and investment accounts, net	(2,166)	(3,136)
Acquisition of property and equipment	(12,560)	(12,896)
Purchase of available for sale securities	(4,882)	—
Proceeds from disposition of property and equipment held for sale	8,171	6,318
Proceeds from sale of available for sale securities	2,409	772
Cash used in investing activities	(9,028)	(8,942)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	20,000	—
Repayments of borrowings on credit facilities	(20,000)	—
Repayments of mortgage notes payable	(304)	(286)
Cash used in financing activities	(304)	(286)

Change in cash and cash equivalents during the period	(9,482)	(1,729)
Cash and cash equivalents at beginning of period	24,638	28,374
Cash and cash equivalents at end of period	$15,156	$26,645

Supplemental cash flow information:
Cash paid for interest	$709	$1,002
Cash paid for income taxes	$296	$122

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, which we refer to as we, us or our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of March 31, 2013, we operated 261 senior living communities located in 31 states containing 30,450 living units, including 223 primarily independent and assisted living communities with 27,027 living units and 38 SNFs with 3,423 living units.  As of March 31, 2013, we owned and operated 31 communities (2,969 living units), we leased and operated 191 communities (20,799 living units) and we managed 39 communities (6,682 living units).  Our 261 senior living communities included 10,306 independent living apartments, 14,322 assisted living suites and 5,822 skilled nursing units.  We have classified as discontinued operations two SNFs owned and operated by us containing 271 living units and one assisted living community leased from Senior Housing Properties Trust or its subsidiaries, or SNH, and operated by us containing 103 living units, and have excluded such SNFs and assisted living community from all the preceding data in this paragraph.

We also lease and operate two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and at three satellite locations.  In addition, we lease and operate 13 outpatient clinics affiliated with these rehabilitation hospitals.

Note 2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued an accounting standards update 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02.  ASU 2013-02 sets requirements for presentation of significant items reclassified out of accumulated other comprehensive income, or AOCI, to net income in their entirety during the period and for items not reclassified in their entirety during the period, and requires companies to present information about reclassification out of AOCI in one place.  ASU 2013-02 is effective for fiscal periods beginning after December 15, 2012 and the adoption of this update did not cause any material changes to the disclosures in, or presentation of, our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment, at cost, consists of the following:

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	March 31, 2013	December 31, 2012
Land	$21,935	$21,935
Buildings and improvements	274,875	276,205
Furniture, fixtures and equipment	109,989	104,267
	406,799	402,407
Accumulated depreciation	(73,026)	(66,795)
	$333,773	$335,612

For the three months ended March 31, 2013 and 2012 we recorded depreciation expense of $6,228 and $5,943, respectively, relating to our property and equipment.

As of March 31, 2013, we had $6,190 of assets included in our property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to purchase these assets.

Note 4.  Financial Data by Segment

We have one reportable segment consisting of our senior living community business.  In this segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents.  Our rehabilitation hospital operating business does not meet the quantitative thresholds of a reportable segment as prescribed under FASB Codification Topic 280 and it is not considered a core component of our business.  Therefore, we do not consider our rehabilitation hospital operations to be a material, separately reportable segment of our business and its operations are reported within our corporate and other activities.  This represents a change from our segment reporting during the three months ended March 31, 2012 and the presentation of this period has been revised to conform to the current segment reporting presentation.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit for our one reportable segment excludes general and administrative expenses, certain interest, dividend and other income, certain interest and other expense, benefit (provision) for income taxes, equity in earnings of Affiliates Insurance Company, or AIC, sales of available for sale securities, and corporate income and expenses.

Our revenues by segment and a reconciliation of segment operating profit (loss) to income from continuing operations for the three months ended March 31, 2013 and 2012 are as follows:

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Senior Living Communities	Corporate and Other(1)	Total
Three months ended March 31, 2013
Segment revenues:
Senior living and rehabilitation hospital revenues	$278,211	$27,481	$305,692
Management fee revenue	2,302	—	2,302
Reimbursed costs incurred on behalf of managed communities	52,058	—	52,058
Total segment revenues	332,571	27,481	360,052
Segment expenses:
Operating expenses	208,172	24,894	233,066
Costs incurred on behalf of managed communities	52,058	—	52,058
Rent expense	48,160	2,717	50,877
Depreciation and amortization	6,063	451	6,514
Total segment expenses	314,453	28,062	342,515

Segment operating profit (loss)	18,118	(581)	17,537
General and administrative expenses(2)	—	(15,132)	(15,132)
Operating income (loss)	18,118	(15,713)	2,405
Interest, dividend and other income	19	178	197
Interest and other expense	(592)	(864)	(1,456)
Equity in earnings of Affiliates Insurance Company	—	76	76
Gain on sale of available for sale securities	—	87	87
Benefit for income taxes	—	1,005	1,005
Income (loss) from continuing operations	$17,545	$(15,231)	$2,314

Total assets as of March 31, 2013	$482,144	$86,509	$568,653

	Senior Living Communities	Corporate and Other(1)	Total
Three months ended March 31, 2012
Segment revenues:
Senior living and rehabilitation hospital revenues	$275,870	$26,787	$302,657
Management fee revenue	1,088	—	1,088
Reimbursed costs incurred on behalf of managed communities	23,405	—	23,405
Total segment revenues	300,363	26,787	327,150
Segment expenses:
Operating expenses	204,986	24,119	229,105
Costs incurred on behalf of managed communities	23,405	—	23,405
Rent expense	47,609	2,616	50,225
Depreciation and amortization	5,381	578	5,959
Total segment expenses	281,381	27,313	308,694

Segment operating profit (loss)	18,982	(526)	18,456
General and administrative expenses(2)	—	(15,455)	(15,455)
Operating income (loss)	18,982	(15,981)	3,001
Interest, dividend and other income	21	184	205
Interest and other expense	(607)	(819)	(1,426)
Equity in earnings of Affiliates Insurance Company	—	45	45
Loss on sale of available for sale securities	—	(1)	(1)
Provision for income taxes	—	(602)	(602)
Income (loss) from continuing operations	$18,396	$(17,174)	$1,222

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

Note 5.  Income Taxes

For the three months ended March 31, 2013, we recognized a net tax benefit from continuing operations of $1,005, which includes a tax benefit of $1,468 relating to a work opportunity tax credit program that expired in 2012 and which was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.  As prescribed by FASB ASC 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted; and the total effect of the reinstatement of the work opportunity tax credit program relating to 2012 employee wages is recorded as a component of income tax expense in continuing operations during the first quarter of 2013.  We also recognized a tax benefit from discontinued operations of $288.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2025 if unused, was approximately $67,775, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $8,640.  Our net operating loss, or NOL, carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

We maintain a partial valuation allowance against certain deferred tax assets related to impaired investments.  If and when we believe that we will more likely than not realize the benefit of these deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statements of income, which will affect our results of operations.

Note 6.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three months ended March 31, 2013 and 2012 using the weighted average number of shares outstanding during the periods.  For the three months ended March 31, 2013 and 2012, the effect of our convertible senior notes due in 2026, or the Notes, was not included in the computation of diluted EPS because to do so would have been antidilutive.  See Note 8 for further information regarding the Notes.  The weighted average shares outstanding used to calculate basic and diluted EPS include 547 and 565 unvested common shares as of March 31, 2013 and 2012, respectively, issued to our officers and others under our equity compensation plan, or the Share Award Plan.  Unvested shares issued under the Share Award Plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

The following table provides a reconciliation of income from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended March 31,
	2013			2012
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$2,314	48,234	$0.05	$1,222	47,899	$0.03
Diluted income from continuing operations	$2,314	48,234	$0.05	$1,222	47,899	$0.03

Diluted loss from discontinued operations	$(379)	48,234	$(0.01)	$(853)	47,899	$(0.02)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 7.  Fair Values of Assets and Liabilities

The table below presents the assets and liabilities measured at fair value at March 31, 2013 categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-lived assets held for sale (1)	$6,190	$—	$6,190	$—
Long-lived assets of discontinued operations (2)	7,905	—	7,905	—
Cash equivalents (3)	16,789	16,789	—	—
Available for sale securities (4)				—
Equity securities				—
Financial services industry	4,827	4,827	—	—
Non-equity investment instrument	746	746
REIT industry	650	650	—	—
Utilities industry	460	460
Other	1,561	1,561	—	—
Total equity securities	8,244	8,244	—	—
Debt securities
International bond fund	2,352	2,352	—	—
High yield bonds	2,230	2,230
Industrial bonds	5,458	5,458	—	—
Government bonds	4,909	4,909	—	—
Financial bonds	980	980	—	—
Other	1,901	1,901	—	—
Total debt securities	17,830	17,830	—	—
Total available for sale securities	26,074	26,074	—	—
Total	$56,958	$42,863	$14,095	$—

(1) Long-lived assets held for sale consist of property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent pursuant to the terms of our leases with SNH; however, we are not obligated to make these sales and SNH is not obligated to purchase these assets.  We have either recently acquired the assets or the assets are part of active construction projects and we expect that any sale of these assets to SNH would be for an amount equal to their recorded cost.  Accordingly, the cost of these assets approximates their fair value.

(2) Long-lived assets of discontinued operations consist of property and equipment of two SNFs we own and the real estate associated with one pharmacy not included in the sale of our pharmacy business to Omnicare, Inc., or Omnicare, as further described in Note 11.  Since January 1, 2011, we have recorded asset impairment charges totaling $4,232 to reduce the carrying value of our two SNFs classified as discontinued operations to their estimated fair value based upon an expected sale price less costs to sell.  On April 30, 2013, we sold these two SNFs for an aggregate sale price of $8,000.  See Note 11 for further information regarding the sale of these SNFs.  Also in 2012, we recorded impairment charges of $350 to reduce the carrying value of our pharmacy real estate classified as discontinued operations to its estimated fair value less costs to sell.  The estimated fair value of long-lived assets of discontinued operations was determined based on offers to purchase the properties and appraisals made by third parties (Level 2 inputs).

(3) Cash equivalents, consist of money market funds held principally for obligations arising from our self-insurance programs.

(4) Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $17,602 and $8,472, respectively, at March 31, 2013.  We estimate the fair

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.

Our investments in available for sale securities had amortized costs of $24,280 and $21,720 as of March 31, 2013 and December 31, 2012, respectively, had unrealized gains of $2,132 and $2,050 as of March 31, 2013 and December 31, 2012, respectively, and had unrealized losses of $338 and $270 as of March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, 31 of the securities we hold, with a fair value of $3,968, have been in a loss position for less than 12 months.   At March 31, 2013, five of the debt securities we hold, with a fair value of $5,265, have been in a loss position for 12 months or longer.  The amount of the unrealized losses for these investments was approximately $280.  We do not believe these securities are impaired primarily because the financial conditions of the issuers of these securities remain strong with solid fundamentals, we intend to hold these securities to maturity, the limited amounts of the losses compared to historical price changes for the securities and other factors.  During the three months ended March 31, 2013 and 2012, we received gross proceeds of $2,409 and $772, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $123 and $2, respectively, and gross realized losses totaling $36 and $3, respectively.

During the three months ended March 31, 2013, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value, and there were no transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2013.

The carrying values of accounts receivable and accounts payable approximate fair value as of March 31, 2013 and December 31, 2012.  The carrying value and fair value of the Notes were $24,872 and $24,903, respectively, as of March 31, 2013 and $24,872 and $24,623, respectively, as of December 31, 2012 and are categorized in Level 1 of the fair value hierarchy in their entirety.  We estimate the fair value of the Notes using an average of the bid and ask prices of our then outstanding Notes on or about March 31, 2013.  The carrying value and fair value of our mortgage notes payable were $45,956 and $42,789, respectively, as of March 31, 2013 and $46,260 and $43,168, respectively, as of December 31, 2012 and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.  Because these Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.  We measured the fair value of our equity investment in AIC, which is an Indiana insurance company that we currently own in equal proportion as each of the other seven shareholders of that company (see Note 10), and categorized that investment in Level 2 of the fair value hierarchy in its entirety, by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

Note 8.  Indebtedness

On March 15, 2013, we entered into an amendment to our $35,000 revolving secured line of credit, or our Credit Agreement, that is available for general business purposes, including acquisitions.  As a result of this amendment, the maturity date of our Credit Agreement was extended from March 18, 2013 to March 18, 2016.  In addition, the interest rate payable on borrowings under our Credit Agreement was reduced from LIBOR (with a floor of 200 basis points) plus a premium of 400 basis points, which would have equaled 6% as of March 31, 2013, to LIBOR (with no floor) plus a premium of 250 basis points, or 2.70% as of March 31, 2013.  We may draw, repay and redraw funds under our Credit Agreement until maturity, and no principal repayment is due until maturity.  We made no borrowings under our Credit Agreement during the three months ended March 31, 2013 and 2012.  As of March 31, 2013 and April 30, 2013, we had $0 outstanding under our Credit Agreement.  We incurred interest expense and

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

other associated costs related to our Credit Agreement of $152 and $176 for the three months ended March 31, 2013 and 2012, respectively.

We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management and shared services agreement, or our business management agreement, with Reit Management & Research LLC, or RMR.

We also have a $150,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions.  The maturity date of our Credit Facility is April 13, 2015, and, subject to the payment of extension fees and meeting certain other conditions, includes options for us to extend the stated maturity date of our Credit Facility for two one-year periods.  Borrowings under our Credit Facility typically bear interest at LIBOR plus a premium of 250 basis points, or 2.70% as of March 31, 2013.  We may draw, repay and redraw funds under our Credit Facility until maturity, and no principal repayment is due until maturity.  The weighted average interest rate for borrowings under our Credit Facility was 4.75% for the three months ended March 31, 2013.  We made no borrowings under our Credit Facility during the three months ended March 31, 2012.  As of March 31, 2013 and April 30, 2013, we had $0 outstanding under our Credit Facility.  We incurred interest expense and other associated costs related to our Credit Facility of $467 and $0 for the three months ended March 31, 2013 and 2012, respectively.

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

In October 2006, we issued $126,500 principal amount of the Notes.  Our net proceeds from this issuance were approximately $122,600.  The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1 principal amount of the Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time and the holders may require that we purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  As of March 31, 2013 and December 31, 2012, we had $24,872 principal amount of the Notes outstanding, which are classified as current liabilities in our condensed consolidated balance sheets.  We incurred interest expense and other associated costs related to the Notes of $245 and $367 for the three months ended March 31, 2013 and 2012, respectively.  We issued these Notes pursuant to an indenture which contains various customary covenants.  As of March 31, 2013, we believe we were in compliance with all applicable covenants of this indenture.

At March 31, 2013, six of our senior living communities were encumbered by mortgage notes with an aggregate outstanding principal balance of $45,956: (1) two of our communities, which we have classified as discontinued operations, were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgage notes (We subsequently sold these two communities on April 30, 2013, and in connection with the sale,

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

the buyer prepaid the $7,510 principal amount outstanding HUD mortgage debt.  See Note 11 for further information regarding the sale of these communities); (2) one of our communities was encumbered by a Federal National Mortgage Association, or FNMA, mortgage note and; (3) three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes.  These mortgages contain HUD, FNMA and FMCC, respectively, standard mortgage covenants.  We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes as part of our acquisitions of the encumbered communities in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.  The weighted average interest rate on these six notes was 6.67% as of March 31, 2013.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039.  We incurred mortgage interest expense, including premium amortization, of $699 and $717 for the three months ended March 31, 2013 and 2012, respectively, including interest expense recorded in discontinued operations.  Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable HUD, FNMA and FMCC approval.  As of March 31, 2013, we believe we were in compliance with all applicable covenants under these mortgages.

In May 2011, we entered into a bridge loan, or the Bridge Loan, agreement with SNH under which SNH agreed to lend us up to $80,000 to fund a part of the purchase price for our acquisitions of certain assets of six senior living communities located in Indiana, or the Indiana Communities. During 2011, we completed our acquisitions of the assets of the Indiana Communities and, in connection with the acquisitions, borrowed $80,000 under the Bridge Loan. During 2011, we repaid $42,000 of this advance with proceeds from a public offering of our common shares, or the Public Offering, and cash generated by operations. In April 2012, we repaid in full the principal amount then outstanding under the Bridge Loan, resulting in termination of the Bridge Loan. We funded the April 2012 repayment of the Bridge Loan with borrowings under our Credit Facility and cash on hand. We incurred interest expense and other associated costs related to the Bridge Loan of $275 for the three months ended March 31, 2012.

Note 9. Off Balance Sheet Arrangements

We have pledged certain of our assets, such as accounts receivable, with a carrying value, as of March 31, 2013, of $12,937 arising from our operation of 30 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender, FNMA.  As of March 31, 2013, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 10. Related Person Transactions

We were formerly a 100% owned subsidiary of SNH, SNH is our largest landlord and our largest stockholder and we manage senior living communities for SNH.  In 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders.  As of March 31, 2013, SNH owned 4,235 of our common shares, or approximately 8.8% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of SNH.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, also serves as a managing trustee of SNH.

As of March 31, 2013, we leased 188 senior living communities (including one that we have classified as discontinued operations) and two rehabilitation hospitals from SNH.  Under our leases with SNH, we pay SNH minimum rent plus percentage rent based on increases in gross revenues at certain properties.  Our total minimum annual rent payable to SNH as of March 31, 2013 was $198,357, excluding percentage rent.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization, was $50,600 and $49,804 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and 2012, we had outstanding rent due and payable to SNH of $17,756 and $17,492, respectively.  During the three months ended March 31, 2013, pursuant to the terms of our leases with SNH, we sold $8,171 of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $654.  As of March 31, 2013, our property and equipment included $6,190 for similar improvements we have made to properties we lease from SNH

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to purchase such assets.

As of March 31, 2013, we managed 39 senior living communities for the account of SNH.  We manage these SNH communities pursuant to long term management agreements on substantially similar terms.  In connection with the management agreements, we and SNH have entered into three pooling agreements, two pooling agreements which pool our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which pools our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement.  We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012.  In connection with entering into the second AL Pooling Agreement, we and SNH amended and restated the initial AL Pooling Agreement so that it includes only 20 identified communities.  The second AL Pooling Agreement includes the management agreements for the remaining communities that include assisted living units that we currently manage for SNH (other than with respect to the senior living community in New York described below).  We entered into the IL Pooling Agreement in August 2012.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determinations of fees and expenses of the various communities that are subject to the applicable pooling agreement, including determinations of our incentive fees.

We earned management fees from SNH of $2,295 and $1,068 for the three months ended March 31, 2013 and 2012, respectively, with respect to the communities we manage.  We expect that we may enter additional management arrangements with SNH for senior living communities that SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH.  For example, on April 16, 2013, SNH entered an agreement to acquire a senior living community located in Georgia with 93 assisted living units.  If this acquisition is completed, we expect to manage this senior living community pursuant to a long term management agreement with SNH on terms similar to those management arrangements we currently have with SNH for senior living communities that include assisted living units and that this management agreement would be added to the second AL Pooling Agreement.  This acquisition is subject to due diligence and other conditions and there can be no assurance that the acquisition will be completed or that we will manage this community.

We manage a portion of a senior living community in New York that is not subject to the requirements of New York healthcare licensing laws, consisting of 198 living units, pursuant to a long term management agreement with SNH.  The terms of this management agreement are substantially consistent with the terms of our other management agreements with SNH for communities that include assisted living units, except that the management fee payable to us is equal to 5% of the gross revenues realized at that portion of the community, and there is no incentive fee payable to us under this management agreement.  In order to accommodate certain requirements of New York healthcare licensing laws, SNH subleases a portion of this senior living community that is subject to those requirements, consisting of 111 living units, to an entity, D&R Yonkers LLC, which is owned by SNH’s President and Chief Operating Officer and its Treasurer and Chief Financial Officer.  We manage this portion of the community pursuant to a long term management agreement with D&R Yonkers LLC.  Pursuant to that management agreement, D&R Yonkers LLC pays us a management fee equal to 3% of the gross revenues realized at that portion of the community and we are not entitled to any incentive fee under that agreement.

As discussed above in Note 8, in May 2011, we and SNH entered into the Bridge Loan, under which SNH lent to us $80,000.  In April 2012, we repaid in full the then outstanding principal amount under the Bridge Loan, resulting in the termination of the Bridge Loan.  We incurred interest expense and other associated costs on the Bridge Loan of $275 for the three months ended March 31, 2012.

RMR provides business management and shared services to us pursuant to our business management agreement.  RMR also provides management services to SNH.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR.  Our other Managing Director, Mr. Gerard Martin, is a director of RMR.  Mr. Bruce Mackey, our President and Chief Executive Officer, is an Executive Vice President of RMR and Mr. Paul Hoagland, our Treasurer and Chief Financial Officer, is a Senior Vice President of

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

RMR.  SNH’s executive officers are officers of RMR and SNH’s President and Chief Operating Officer is a director of RMR.  Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR or its affiliates provide management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including SNH, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies, including SNH.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees for the three months ended March 31, 2013 and 2012 of $3,332 and $3,228, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  We also lease our headquarters from an affiliate of RMR for annual rent of approximately $748, which amount is subject to fixed increases, with the next increase scheduled for July 2013, when the annual rent will increase to approximately $767.  Our rent expense for our headquarters, which included our utilities and real estate taxes that we are required to pay as additional rent, under this lease, was $347 and $381 for the three months ended March 31, 2013 and 2012, respectively.

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

As of March 31, 2013, we have invested $5,209 in AIC since its formation in November 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $5,697 and $5,629 as of March 31, 2013 and December 31, 2012, respectively.  For the three months ended March 31, 2013 and 2012, we recognized income of $76 and $45, respectively, related to our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $6,264 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Note 11.  Discontinued Operations

In 2011, we decided to offer for sale two SNFs we owned located in Michigan with a total of 271 living units.  On April 30, 2013, we completed the sale of these two SNFs for an aggregate sales price of $8,000, which included as part of the sales price the prepayment by the buyer of the then outstanding $7,510 of HUD mortgage debt that encumbered these SNFs.

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

In September 2012, we completed the sale of our pharmacy business to Omnicare. We received $34,298 in sale proceeds from Omnicare, which included $3,789 in working capital.  We recorded a pre-tax capital gain on the sale

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

of the pharmacy business of $23,347.  In connection with the sale, Omnicare did not acquire the real estate we owned associated with one pharmacy located in South Carolina.  We intend to sell this real estate and we recorded a $350 asset impairment charge during the third quarter of 2012 to reduce the carrying value of this property to its estimated fair value less costs to sell.

We have reclassified the condensed consolidated balance sheets and the condensed consolidated statements of income for all periods presented to show the financial position and results of operations of our pharmacies and the communities which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the condensed consolidated financial statements for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Revenues	$5,775	$24,169
Expenses	(6,154)	(25,022)
Net loss	$(379)	$(853)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We have one reportable segment consisting of our senior living community business.  In this segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents.  Our rehabilitation hospital operating business does not meet the quantitative thresholds of a reportable segment as prescribed under FASB Codification Topic 280 and it is not considered a core component of our business.  Therefore, we do not consider our rehabilitation hospital operations to be a material, separately reportable segment of our business and its operations are reported within our corporate and other activities.  This represents a change from our segment reporting for the three months ended March 31, 2012 and the presentation of this period has been revised to conform to the current segment reporting presentation.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit for our one reportable segment excludes general and administrative expenses, certain interest, dividend and other income, certain interest and other expense, benefit (provision) for income taxes, equity in earnings of AIC, sales of available for sale securities, and corporate income and expenses.

Key Statistical Data For the Three Months Ended March 31, 2013 and 2012:

The following tables present a summary of our operations for the three months ended March 31, 2013 and 2012:

Senior living communities:

	Three months ended March 31,
(dollars in thousands, except average monthly rate)	2013	2012	$ Change	%/bps Change
Senior living revenue	$278,211	$275,870	$2,341	0.8%
Management fee revenue	2,302	1,088	1,214	111.6%
Reimbursed costs incurred on behalf of managed communities	52,058	23,405	28,653	122.4%
Total revenue	332,571	300,363	32,208	10.7%
Senior living wages and benefits	(139,212)	(138,374)	(838)	(0.6)%
Other senior living operating expenses	(68,960)	(66,612)	(2,348)	(3.5)%
Costs incurred on behalf of managed communities	(52,058)	(23,405)	(28,653)	(122.4)%
Rent expense	(48,160)	(47,609)	(551)	(1.2)%
Depreciation and amortization expense	(6,063)	(5,381)	(682)	(12.7)%
Interest and other expense	(592)	(607)	15	2.5%
Interest, dividend and other income	19	21	(2)	(9.5)%
Senior living income from continuing operations	$17,545	$18,396	$(851)	(4.6)%

Total number of communities (end of period):
Owned and leased communities	222	222	—	—
Managed communities	39	25	14	56.0%
Number of total communities	261	247	14	5.7%

Total number of living units (end of period):
Owned and leased living units	23,768	23,768	—	—
Managed living units	6,682	3,736	2,946	78.9%
Number of total living units	30,450	27,504	2,946	10.7%

Owned and leased communities:

Occupancy %	85.4%	85.9%	n/a	(50	) bps
Average monthly rate(1)	$4,507	$4,395	$112	2.5%
Percent of senior living revenue from Medicaid	12.3%	12.5%	n/a	(20	) bps
Percent of senior living revenue from Medicare	13.4%	13.0%	n/a	40	bps
Percent of senior living revenue from private and other sources	74.3%	74.5%	n/a	(20	) bps

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenue divided by occupied units, during the period and multiplying it by 30 days.

Comparable communities	(senior living communities that we have owned, leased or managed and operated continuously since January 1, 2012):

	Three months ended March 31,
(dollars in thousands, except average monthly rate)	2013	2012	$ Change	%/bps Change
Senior living revenue	$278,211	$275,870	$2,341	0.8%
Management fee revenue	1,115	1,070	45	4.2%
Senior living wages and benefits	(139,212)	(138,374)	(838)	(0.6)%
Other senior living operating expenses	(68,960)	(66,612)	(2,348)	(3.5)%
Total number of communities (end of period):
Owned and leased communities	222	222	n/a	—
Managed communities	23	23	n/a	—
Number of total communities	245	245	n/a	—

Total number of living units (end of period):
Owned and leased living units	23,768	23,768	n/a	—
Managed living units	3,391	3,391	n/a	—
Number of total living units	27,159	27,159	n/a	—

Occupancy %	85.4%	85.9%	n/a	(50	) bps
Average monthly rate(1)	$4,507	$4,395	$112	2.5%
Percent of senior living revenue from Medicaid	12.3%	12.5%	n/a	(20	) bps
Percent of senior living revenue from Medicare	13.4%	13.0%	n/a	40	bps
Percent of senior living revenue from private and other sources	74.3%	74.5%	n/a	(20	) bps

(1)             Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenue divided by occupied units, during the period and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate and Other:(1)

	Three months ended March 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Rehabilitation hospital revenue	$27,481	$26,787	$694	2.6%
Rehabilitation hospital expenses	(24,894)	(24,119)	(775)	(3.2)%
Rent expense	(2,717)	(2,616)	(101)	(3.9)%
Depreciation and amortization expense	(451)	(578)	127	22.0%
General and administrative expense(2)	(15,132)	(15,455)	323	2.1%
Equity in earnings of Affiliates Insurance Company	76	45	31	68.9%
Gain (loss) on sale of available for sale securities reclassified from other comprehensive income	87	(1)	88	8,800.0%
Interest, dividend and other income	178	184	(6)	(3.3)%
Interest and other expense	(864)	(819)	(45)	(5.5)%
Benefit (provision) for income taxes	1,005	(602)	1,607	266.9%
Corporate and Other loss from continuing operations	$(15,231)	$(17,174)	$1,943	11.3%

(1)

Corporate and Other includes operations that we do not consider a material, separately reportable segment of our business and income and expenses that are not attributable to a specific reportable segment.

(2)	General and administrative expenses are not attributable to a specific reportable segment and include items such as corporate payroll and benefits and expenses of our home office activities.

Consolidated:

	Three months ended March 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Summary of revenue:
Senior living revenue	$332,571	$300,363	$32,208	10.7%
Corporate and other	27,481	26,787	694	2.6%
Total revenue	$360,052	$327,150	$32,902	10.1%

Summary of income from continuing operations:
Senior living communities	$17,545	$18,396	$(851)	(4.6)%
Corporate and other	(15,231)	(17,174)	1,943	11.3%
Income from continuing operations	$2,314	$1,222	$1,092	89.4%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Senior living communities:

Our senior living revenue increased by 0.8% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increased per diem charges to residents partially offset by a decrease in occupancy.

Our management fee revenue and reimbursed costs at our managed communities increased significantly during the three months ended March 31, 2013 compared to the same period in 2012 due to an increase in the number of communities we managed from 25 to 39 during the remainder of 2012 and increases in our management fee revenues and reimbursed costs at our same store comparable managed communities, which was primarily due to increases in occupancy.

Our senior living wages and benefits increased by 0.6% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increased employee health insurance costs partially offset by lower wage costs.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 3.5% due to increased charges from various service providers and general

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

maintenance expenses.  Our senior living rent expense increased by 1.2% compared to the same period in 2012 primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH at our request since January 1, 2012.

Our senior living depreciation and amortization expense increased by 12.7% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Corporate and Other:

Our rehabilitation hospital revenues increased by 2.6% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in occupancy.

Our rehabilitation hospital expenses increased by 3.2% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increases in labor and benefit costs.

Our rehabilitation hospital rent expense increased by 3.9% for the three months ended March 31, 2013 compared to the same period in 2012 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH at our request since January 1, 2012.

General and administrative expenses decreased by 2.1% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to lower costs associated with third party services.

Our interest, dividend and other income decreased by 3.3% for the three months ended March 31, 2013 compared to the same period in 2012 due to lower investable cash balances and lower yields realized on our investments.

Our interest and other expense increased by 5.5% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to interest on borrowings under our Credit Facility, partially offset by our repayment and subsequent termination of the Bridge Loan in April 2012.

For the three months ended March 31, 2013, we recognized a net tax benefit from continuing operations of $1.0 million, which includes a tax benefit of $1.5 million relating to a work opportunity tax credit program that expired in 2012 which was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.  As prescribed by FASB ASC 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted; and the total effect of the reinstatement of the work opportunity tax credit program relating to 2012 employee wages is recorded as a component of income tax expense in continuing operations during the first quarter of 2013.  We also recognized a tax benefit from discontinued operations of $288,000.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2025 if unused, was approximately $67.8 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $8.6 million.  See Note 5 to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Discontinued operations:

Loss from discontinued operations for the three months ended March 31, 2013 decreased $474,000 to $379,000, compared to a loss of $853,000 for the three months ended March 31, 2012.  The losses in both years are primarily due to losses incurred at assisted living communities and SNFs that we have sold or expect to sell.  The loss for the three months ended March 31, 2013 is after giving effect to a tax benefit of $288,000 that we recognized for that period relating to our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $15.2 million of unrestricted cash and cash equivalents and $35.0 million and $149.4 million available to borrow under our Credit Agreement and our Credit Facility, respectively. We expect to use cash balances, borrowings under our Credit Agreement and our Credit Facility, and the cash flow from our operations to fund our operations, debt repayments, investments in and maintenance of our properties, including those which are

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

not improvements that we may sell to SNH for increased rent pursuant to our leases with SNH, future property acquisitions and other general business purposes.  We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies decline from historic levels, the non-government rates we receive for our services decline or government reimbursement rates are reduced and we are unable to generate positive cash flow for an extended period, we expect that we would explore alternatives to fund our operations.  Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our communities that we own and that are not subject to existing mortgages and issuing new equity or debt securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but this registration statement does not assure that there will be buyers for such securities.

Assets and Liabilities

Our total current assets at March 31, 2013 were $140.2 million, compared to $144.2 million at December 31, 2012.  At March 31, 2013, we had cash and cash equivalents of $15.2 million compared to $24.6 million at December 31, 2012.  The decrease in our cash and cash equivalents primarily results from using excess cash balances in our captive insurance program to invest in available for sale securities.  Our current liabilities were $183.0 million at March 31, 2013 compared to $190.8 million at December 31, 2012.  The decrease in current liabilities results from timing of payments.

We had net cash flows from continuing operations of $2.0 million for the three months ended March 31, 2013 compared to $7.4 million for the same period in 2012.  Acquisitions of property and equipment on a net basis after considering the proceeds from sales of fixed assets to SNH, were $4.4 million and $6.6 million for the three months ended March 31, 2013 and 2012, respectively.

Our Leases and Management Agreements with SNH

As of March 31, 2013, we leased 187 senior living communities, two rehabilitation hospitals and one assisted living community which has been classified as discontinued operations, from SNH under four leases.  Our total annual rent payable to SNH as of March 31, 2013 was $198.4 million, excluding percentage rent based on increases in gross revenues at certain properties.  Our total rent expense with SNH for the three months ended March 31, 2013 and 2012 was $50.6 million and $49.8 million, respectively, which included approximately $1.4 million and $1.2 million in percentage rent paid to SNH for the three months ended March 31, 2013 and 2012, respectively.

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH.  During the three months ended March 31, 2013, SNH purchased from us $8.2 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent being increased by approximately $654,000.

During 2012, we entered into several management agreements, pooling agreements and lease amendments with SNH and its affiliates.  For more information regarding these 2012 activities and our leases and management agreements with SNH, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 16 to our consolidated financial statements included in Item 15 of our Annual Report.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics are our primary source of cash to fund our operating expenses, including rent, capital expenditures and principal and interest payments on our debt.

During the past several years, weak economic conditions throughout the country have negatively affected many entities both within and outside of our industry. These conditions have resulted in, among other things, a decrease in our communities’ occupancy, and it is unclear when these conditions, especially in the housing market, may materially improve. Although many of the services that we provide are needs-driven, some of our prospective

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

residents may be deferring their decisions to relocate to senior living communities in light of current economic circumstances.

At our rehabilitation hospitals as well as clinics and some of our senior living communities (principally our SNFs), Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I of our Annual Report under the caption “Government Regulation and Reimbursement”.  We derived approximately 29.5% and 29.4% of our total revenues from these programs during the three months ended March 31, 2013 and 2012, respectively.

Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $54.6 million and $52.8 million during the three months ended March 31, 2013 and 2012, respectively.  Our net Medicaid revenues from services to senior living community residents and at our rehabilitation hospitals totaled $34.6 million and $35.0 million during the three months ended March 31, 2013 and 2012, respectively.  Our Medicare net revenue is heavily influenced by adjustments to the Prospective Payment System, or PPS, by The Centers for Medicare & Medicaid Services, or CMS. PPS is a method of reimbursement by which CMS makes Medicare payments for services based on a predetermined, fixed payment amount based on the classification system of that service, in contrast to a traditional fee-for-service model.  CMS updates PPS rates by facility type annually. For federal fiscal year 2012, CMS adopted a final rule that reduced aggregate Medicare PPS rates for SNFs by approximately 11.1%.  For federal fiscal year 2013, CMS increased Medicare PPS rates for SNFs by 1.8%.  Due to the prior reduction of approximately 11.1% discussed above, however, Medicare payment rates will be lower for federal fiscal year 2013 than they were in federal fiscal year 2011. In addition, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, reduces the reimbursement rate for Medicare bad debt from 100% to 65% for beneficiaries dually-eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual-eligible beneficiaries, this rule has a substantial effect on SNFs. The Middle Class Tax Relief and Job Creation Act of 2012 also reduced the Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65%. Additionally, the Budget Control Act of 2011 allows for automatic reductions in federal spending by means of a process called sequestration, which has reduced Medicare payments by 2% since April 1, 2013. Sequestration could result in reductions to our revenues from Medicare and certain other federal health programs over the next decade. Any future reductions in Medicare payment rates could be adverse and material to our operations and to our future financial results of operations.

Although Medicaid is exempt from the sequestration process, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. In addition, certain temporary increases in federal payments to states for Medicaid programs that had been in effect since October 1, 2008 ended as of June 30, 2011. Despite these freezes, according to the 2012 Actuarial Report on the Financial Outlook for Medicaid, Medicaid enrollment is projected to increase at an average annual rate of 3.4% through 2021, due in part to the expansion in Medicaid eligibility under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, beginning in 2014. We expect the ending of these temporary federal payments, combined with the anticipated slow recovery of state revenues, to result in continued challenging state fiscal conditions. Some state budget deficits likely will increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

Medicare and Medicaid programs provided approximately 67.4% and 68.0% of our revenues from our rehabilitation hospitals for the three months ended March 31, 2013 and 2012, respectively. For federal fiscal year 2012, CMS adopted a final rule that updated Medicare PPS rates for inpatient rehabilitation facilities, or IRFs, which includes our rehabilitation hospitals.  The updates included an aggregate net increase of 2.2% in IRF PPS rates.  This 2.2% increase is the net effect of the rate adjustments due to a rebased market basket update of approximately 2.9% to account for inflation, reduced by an automatic 0.1% and by a productivity adjustment of 1.0%, both pursuant to the ACA, and increased by 0.4% in estimated outlier payments.  CMS subsequently adopted updated Medicare PPS rates for federal fiscal year 2013 which CMS estimates will increase aggregate Medicare payment rates for IRFs by 2.1%.  The aggregate effect on our IRF Medicare payments for federal fiscal year 2013 may vary from CMS’s estimate based on wage indexes and low income patient percentages contained in the final rule.

In addition, our two rehabilitation hospitals must satisfy the so-called “60% Rule” in order to be classified as an IRF by the Medicare program. Pursuant to the 60% Rule, at least 60% of a facility’s inpatient population during each 12-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

month cost-reporting period must require intensive rehabilitation services for one of CMS’s 13 designated medical conditions. An IRF that fails to meet the requirements of the 60% Rule is subject to reclassification as a different type of healthcare provider, the effect of which would be to lower that IRF’s Medicare payment rates. Although we believe that our IRFs are operating in compliance with the 60% Rule, the actual percentage of patients at our IRFs who receive services for a designated condition may not be as high as we believe, and it may decline. In addition, President Obama’s Administration has proposed in the past, and may propose in the future, changing the 60% Rule to a greater percentage, such that a higher percentage of a facility’s population would have to receive services for treatment of a designated condition. If the percentage were increased, our IRFs’ ability to maintain compliance with the rule would become more difficult. Our failure to remain in compliance, or a CMS finding of noncompliance, if it occurs, will result in our receiving lower Medicare rates than we currently receive at our IRFs and could materially and adversely affect our future financial results.

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations.  Similarly, we are unable to predict the impact on us of the insurance changes, payment changes, and healthcare delivery systems changes contained in and to be developed pursuant to the ACA or the impact the various remaining challenges and potential changes to the ACA may have on its implementation.  If the changes to be implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to residents, our future financial results could be materially and adversely affected.

Debt Financings and Covenants

We maintain our Credit Agreement and Credit Facility and, as of March 31, 2013, we had no outstanding borrowings under either of those credit facilities.  As of March 31, 2013, we had $24.9 million aggregate principal amount of Notes outstanding and $46.0 million aggregate principal amount of mortgage notes outstanding.  On April 30, 2013, in connection with the sale of our two SNFs located in Michigan, the buyer prepaid $7.5 million of our then outstanding HUD mortgage debt that encumbered these SNFs.  As of March 31, 2013, we believe we were in compliance with all applicable covenants under those debt agreements and instruments.  In the past, we have repurchased some of our Notes then outstanding and may do so from time to time in the future, although we have not committed to do so and may elect not to do so.  For more information regarding our debt financings and covenants, including terms governing those debt financings and their maturities, and the Bridge Loan we repaid in full in April 2012, please see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Off Balance Sheet Arrangements

We have pledged certain of our assets, such as accounts receivable, with a carrying value, as of March 31, 2013, of $12.9 million arising from our operation of 30 properties owned by SNH and leased to us which secures SNH’s borrowings from its lender, FNMA.  As of March 31, 2013, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

We have relationships and historical and continuing transactions with our Directors, our executive officers, SNH, RMR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example: SNH is our former parent, our largest landlord and our largest stockholder and RMR provides management services to both us and SNH; D&R Yonkers LLC is owned by SNH’s executive officers and we manage a portion of a senior living community which it subleases from SNH in order to accommodate certain requirements of New York healthcare licensing laws; we, RMR, SNH and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer; our Treasurer and Chief Financial Officer; and one of our Managing Directors and which is

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to the business management agreement.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 16, 2013, or our Proxy Statement, and our other filings with the SEC, including Note 16 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our leases, forms of management agreements and related pooling agreements and former Bridge Loan agreement with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  THE VARIOUS GOVERNMENTS WHICH PAY US FOR THE SERVICES WE PROVIDE TO OUR RESIDENTS AND PATIENTS ARE CURRENTLY EXPERIENCING, AND ARE EXPECTED TO CONTINUE TO EXPERIENCE, BUDGETARY PRESSURES AND CONSTRAINTS AND MAY LOWER THE MEDICARE, MEDICAID AND OTHER RATES THEY PAY US.  BECAUSE WE OFTEN CANNOT ETHICALLY LOWER THE QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE, MEDICAID AND OTHER RATES WE ARE PAID, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL.

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT ARRANGEMENTS WITH SNH SIMILAR TO THOSE CURRENTLY IN EFFECT FOR US TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES SNH MAY ACQUIRE IN THE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE THAT SNH WILL ACQUIRE OTHER COMMUNITIES OR THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL MANAGEMENT ARRANGEMENTS.

•                  OUR ABILITY TO OPERATE AND MANAGE NEW SENIOR LIVING COMMUNITIES PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW COMMUNITIES INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE DEMAND FOR OUR SERVICES ARISING FROM ECONOMIC CONDITIONS GENERALLY.  WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW COMMUNITIES OR OPERATE AND MANAGE NEW COMMUNITIES PROFITABLY.

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT AT MARCH 31, 2013, WE HAD $15.2 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR CREDIT FACILITIES, THAT WE HAD AN AGGREGATE OF $184.4 MILLION AVAILABLE TO BORROW UNDER OUR CREDIT FACILITIES, AND THAT WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND INTEND TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH; ALL OF WHICH MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY.  HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY.

•                  THIS QUARTERLY REPORT STATES THAT DURING THE PAST SEVERAL YEARS, WEAK ECONOMIC CONDITIONS THROUGHOUT THE COUNTRY HAVE NEGATIVELY AFFECTED ENTITIES BOTH WITHIN AND OUTSIDE OF OUR INDUSTRY, THAT THESE CONDITIONS HAVE RESULTED IN, AMONG OTHER THINGS, A DECREASE IN OUR COMMUNITIES’ OCCUPANCIES AND THAT IT IS UNCLEAR WHEN THESE CONDITIONS MAY MATERIALLY IMPROVE.  THESE STATEMENTS MAY IMPLY THAT OUR BUSINESS AND RESULTS OF OPERATIONS WILL IMPROVE AS THESE CONDITIONS IMPROVE BUT THERE CAN BE NO ASSURANCE THAT OUR BUSINESS AND RESULTS OF OPERATIONS WILL IMPROVE AS THESE MAY CONDITIONS IMPROVE.

•                  OUR RESIDENTS AND PATIENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS AND INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENT AND OTHER PAYERS.

•                  WE INTEND TO OPERATE OUR REHABILITATION HOSPITALS PROFITABLY.  HOWEVER, WE HAVE HISTORICALLY EXPERIENCED LOSSES FROM OUR REHABILITATION HOSPITALS AND WE MAY BE UNABLE TO OPERATE OUR REHABILITATION HOSPITALS PROFITABLY.

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE.

•                  THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF OUR ACCOUNTS RECEIVABLE SECURING OUR $35.0 MILLION CREDIT AGREEMENT AND THE VALUE OF THE PROPERTIES SECURING OUR $150.0 MILLION CREDIT FACILITY.  ACCORDINGLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES AT ANY TIME MAY BE LESS THAN $35.0 MILLION AND $150.0 MILLION, RESPECTIVELY.  ADDITIONALLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS.

•                  ACTUAL COSTS UNDER OUR CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT FACILITIES.

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE MAY PURCHASE ADDITIONAL OUTSTANDING PRINCIPAL AMOUNTS OF OUR CONVERTIBLE SENIOR NOTES DUE IN 2026 FROM TIME TO TIME.  HOWEVER, THERE CAN BE NO ASSURANCE WE WILL DO SO.

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR CASH RECEIPTS RESULTING FROM THE SALE OF OUR PHARMACY BUSINESS ARE $34.3 MILLION, BEFORE TAXES AND TRANSACTION COSTS.  HOWEVER, THE PURCHASE AGREEMENT INCLUDED CUSTOMARY INDEMNIFICATION OBLIGATIONS AND REQUIRED US TO ESCROW A PORTION OF THE PURCHASE PRICE AT CLOSING IN CONNECTION WITH THE INDEMNIFICATION OBLIGATIONS.  IF WE ARE REQUIRED TO PAY AMOUNTS (INCLUDING WITH ESCROWED PROCEEDS) TO SATISFY INDEMNIFICATION OBLIGATIONS IN THE FUTURE, THE ACTUAL CASH RECEIPTS WE MAY REALIZE FROM THIS SALE, AND ANY CORRESPONDING CAPITAL GAIN, MAY BE REDUCED.

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE AND SNH ARE OFFERING FOR SALE AN ASSISTED LIVING COMMUNITY LOCATED IN PENNSYLVANIA THAT WE LEASE FROM SNH.  WE AND SNH MAY NOT BE ABLE TO SELL THIS PROPERTY ON ACCEPTABLE TERMS OR OTHERWISE. AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH SNH, RMR AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION AFFECTING OUR BUSINESS, CHANGES IN OUR REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR FILINGS WITH THE SEC INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II.       Other Information

Item 6.  Exhibits

Exhibit Number	Description
3.1

Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

3.2

Articles Supplementary, as corrected by Certificate of Correction, dated March 19, 2004. (Incorporated by reference to the Company’s registration statement on Form 8-A dated March 19, 2004 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively.)

3.3	Amended and Restated Bylaws of the Company, adopted February 14, 2012. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
4.2	Rights Agreement, dated March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)
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

10.1

Amendment No. 2 to the Credit and Security Agreement, dated as March 15, 2013, among the Company, the Guarantors named therein, and Jefferies Finance LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 15, 2013.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: May 1, 2013

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 1, 2013