Form 10-Q
period 2013-06-30
FIVE STAR QUALITY CARE INC
filed 2013-07-31
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of registrant’s shares of common stock, $.01 par value, outstanding as of July 30, 2013: 48,271,522.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2013

As used herein the terms “we”, “us” or “our” mean Five Star Quality Care, Inc. and its consolidated subsidiaries unless the context otherwise requires.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$19,311	$24,638
Accounts receivable, net of allowance of $4,396 and $3,240 at June 30, 2013 and December 31, 2012, respectively	56,763	49,886
Due from related persons	5,810	6,881
Investments in available for sale securities, of which $3,699 and $3,684 are restricted at June 30, 2013 and December 31, 2012, respectively	16,352	12,920
Restricted cash	11,202	6,548
Prepaid expenses and other current assets	19,382	29,394
Assets of discontinued operations	4,978	16,285
Total current assets	133,798	146,552

Property and equipment, net	331,172	333,335
Equity investment in Affiliates Insurance Company	5,703	5,629
Restricted cash	11,196	12,166
Restricted investments in available for sale securities	6,979	10,580
Goodwill and other intangible assets	27,122	27,708
Other long term assets	42,916	42,267
	$558,886	$578,237
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility, secured, principally by real estate	$—	$—
Revolving credit facility, secured, principally by accounts receivable	—	—
Convertible senior notes	24,872	24,872
Accounts payable	23,553	36,450
Accrued expenses	20,792	23,518
Accrued compensation and benefits	43,059	39,971
Due to related persons	18,840	18,596
Mortgage notes payable	1,125	1,092
Accrued real estate taxes	11,175	11,631
Security deposit liability	8,997	9,704
Other current liabilities	18,294	14,775
Liabilities of discontinued operations, of which $0 and $7,547 relate to mortgage notes payable at June 30, 2013 and December 31, 2012, respectively	2,175	10,232
Total current liabilities	172,882	190,841

Long term liabilities:
Mortgage notes payable	37,050	37,621
Continuing care contracts	1,681	1,708
Accrued self-insurance obligations	31,786	34,647
Other long term liabilities	5,674	6,615
Total long term liabilities	76,191	80,591

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01; 75,000,000 shares authorized, 48,271,522 and 48,234,022 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	482	482
Additional paid in capital	354,671	354,083
Accumulated deficit	(46,877)	(49,637)
Accumulated other comprehensive income	1,537	1,877
Total shareholders’ equity	309,813	306,805
	$558,886	$578,237

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Senior living revenue	$269,081	$269,040	$538,471	$535,776
Rehabilitation hospital revenue	28,343	26,386	55,824	53,173
Management fee revenue	2,281	1,302	4,583	2,390
Reimbursed costs incurred on behalf of managed communities	52,153	26,098	104,211	49,503
Total revenues	351,858	322,826	703,089	640,842

Operating expenses:
Senior living wages and benefits	130,466	130,240	263,086	262,026
Other senior living operating expenses	65,751	63,797	132,090	128,058
Costs incurred on behalf of managed communities	52,153	26,098	104,211	49,503
Rehabilitation hospital expenses	24,710	23,872	49,604	47,991
Rent expense	50,936	49,849	101,129	99,628
General and administrative	15,452	15,389	30,583	30,844
Depreciation and amortization	6,651	6,276	13,089	12,165
Total operating expenses	346,119	315,521	693,792	630,215

Operating income	5,739	7,305	9,297	10,627

Interest, dividend and other income	211	234	408	439
Interest and other expense	(1,355)	(1,605)	(2,811)	(3,031)
Acquisition related costs	(41)	—	(41)	—
Equity in earnings of Affiliates Insurance Company	79	76	155	121
Gain on settlement	—	3,365	—	3,365
Gain on early extinguishment of debt	—	45	—	45
Loss on sale of available for sale securities reclassified from other comprehensive income	(117)	—	(30)	(1)

Income from continuing operations before income taxes	4,516	9,420	6,978	11,565
Provision for income taxes	(1,854)	(4,108)	(850)	(5,063)
Income from continuing operations	2,662	5,312	6,128	6,502
Loss from discontinued operations	(1,837)	(674)	(3,368)	(1,495)

Net income	$825	$4,638	$2,760	$5,007

Weighted average shares outstanding - basic	48,253	47,914	48,244	47,906

Weighted average shares outstanding - diluted	48,253	49,953	48,244	50,360

Basic income per share from:
Continuing operations	$0.06	$0.10	$0.13	$0.14
Discontinued operations	(0.04)	(0.01)	(0.07)	(0.03)
Net income per share - basic	$0.02	$0.09	$0.06	$0.11

Diluted income per share from:
Continuing operations	$0.06	$0.10	$0.13	$0.14
Discontinued operations	(0.04)	(0.01)	(0.07)	(0.03)
Net income per share - diluted	$0.02	$0.09	$0.06	$0.11

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$825	$4,638	$2,760	$5,007
Other comprehensive income
Unrealized (loss) gain on investments in available for sale securities	(390)	94	(289)	281
Unrealized loss on equity investment in Affiliates Insurance Company	(73)	(3)	(81)	(4)
Realized loss on investments in available for sale securities reclassified and included in net income	117	—	30	1
Other comprehensive (loss) income	(346)	91	(340)	278
Comprehensive income	$479	$4,729	$2,420	$5,285

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,760	$5,007
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,089	12,165
Gain on early extinguishment of debt	—	(45)
Loss from discontinued operations	3,368	1,495
Loss on sale of available for sale securities	30	1
Equity in earnings of Affiliates Insurance Company	(155)	(121)
Stock-based compensation	588	490
Provision for losses on receivables	2,842	2,153
Changes in assets and liabilities:
Accounts receivable	(9,719)	(1,722)
Prepaid expenses and other assets	9,377	3,515
Accounts payable and accrued expenses	(15,623)	2,140
Accrued compensation and benefits	3,088	5,101
Due from (to) related persons, net	1,315	(2,703)
Other current and long term liabilities	(1,473)	984
Cash provided by operating activities	9,487	28,460

Net cash (used in) provided by discontinued operations	(81)	1,390

Cash flows from investing activities:
Acquisition of property and equipment	(26,255)	(27,770)
Payments from restricted cash and investment accounts, net	(3,684)	(3,890)
Purchase of available for sale securities	(5,333)	(4,554)
Proceeds from disposition of property and equipment held for sale	15,901	13,967
Proceeds from sale of available for sale securities	5,213	772
Cash used in investing activities	(14,158)	(21,475)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	20,000	47,500
Repayments of borrowings on credit facilities	(20,000)	(10,000)
Repayments of borrowings on bridge loan from Senior Housing Properties Trust	—	(38,000)
Purchase and retirement of convertible senior notes	—	(12,038)
Repayments of mortgage notes payable	(575)	(576)
Cash used in financing activities	(575)	(13,114)

Change in cash and cash equivalents during the period	(5,327)	(4,739)
Cash and cash equivalents at beginning of period	24,638	28,374
Cash and cash equivalents at end of period	$19,311	$23,635

Supplemental cash flow information:
Cash paid for interest	$1,788	$2,751
Cash paid for income taxes	$1,394	$1,235

Non-cash activities:
Issuance of common stock	$182	$114

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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of June 30, 2013, we operated 250 senior living communities (excluding those senior living communities we have classified as discontinued operations) located in 31 states containing 29,698 living units, including 219 primarily independent and assisted living communities with 26,876 living units and 31 SNFs with 2,822 living units.  As of June 30, 2013, we owned and operated 30 communities (2,946 living units), we leased and operated 181 communities (20,074 living units) and we managed 39 communities (6,678 living units).  These 250 senior living communities included 10,319 independent living apartments, 14,190 assisted living suites and 5,189 skilled nursing units.  We have classified as discontinued operations one assisted living community owned and operated by us containing 32 living units as well as seven SNFs and four assisted living communities we lease from Senior Housing Properties Trust or its subsidiaries, or SNH, and operate containing 824 living units.

We also lease and operate two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and at three satellite locations.  In addition, we lease and operate 13 outpatient clinics affiliated with these rehabilitation hospitals.

Note 2. Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30, 2013	December 31, 2012
Land	$21,714	$21,714
Buildings and improvements	274,413	275,030
Furniture, fixtures and equipment	109,436	102,472
	405,563	399,216
Accumulated depreciation	(74,391)	(65,881)
	$331,172	$333,335

We recorded depreciation expense of $6,365 and $5,266 for the three months ended June 30, 2013 and 2012, respectively, and $12,517 and $11,139 for the six months ended June 30, 2013 and 2012, respectively, relating to our property and equipment.

As of June 30, 2013, we had $5,679 of assets included in our property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent pursuant to the terms of our leases with SNH; however, we are not obligated to make these sales and SNH is not obligated to purchase these assets.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income for the six months ended June 30, 2013:

	Equity Investment in Affiliates Insurance Company	Investments in Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$99	$1,778	$1,877
Unrealized loss on investments	(81)	(289)	(370)
Reclassification adjustment:
Realized loss on investments	—	30	30
Balance at June 30, 2013	$18	$1,519	$1,537

Accumulated other comprehensive income represents the net unrealized appreciation of investments and our share of other comprehensive income of Affiliates Insurance Company, or AIC.

Note 4.  Financial Data by Segment

We have one reportable segment consisting of our senior living community business.  In this segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents.  Our rehabilitation hospital operating business does not meet the quantitative thresholds of a reportable segment as prescribed under Financial Accounting Standards Board, or FASB, Codification Topic 280 and it is not considered a core component of our business.  Therefore, we do not consider our rehabilitation hospital operations to be a material, separately reportable segment of our business and its operations are reported within our corporate and other activities.  This represents a change from our segment reporting during the three and six months ended June 30, 2012 and the presentation of this period has been revised to conform to the current segment reporting presentation.   All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit for our one reportable segment excludes general and administrative expenses, certain interest, dividend and other income, certain interest and other expense, acquisition related costs, provision for income taxes, equity in earnings of AIC, gain on settlement of litigation, gain on early extinguishment of debt, sales of available for sale securities, and corporate income and expenses.

Our revenues by segment and a reconciliation of segment operating profit (loss) to income (loss) from continuing operations for the three and six months ended June 30, 2013 and 2012 are as follows:

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Senior Living Communities	Corporate and Other(1)	Total
Three months ended June 30, 2013
Segment revenues:
Senior living and rehabilitation hospital revenues	$269,081	$28,343	$297,424
Management fee revenue	2,281	—	2,281
Reimbursed costs incurred on behalf of managed communities	52,153	—	52,153
Total segment revenues	323,515	28,343	351,858

Segment expenses:
Operating expenses	196,217	24,710	220,927
Costs incurred on behalf of managed communities	52,153	—	52,153
Rent expense	48,208	2,728	50,936
Depreciation and amortization	6,200	451	6,651
Total segment expenses	302,778	27,889	330,667

Segment operating profit	20,737	454	21,191
General and administrative expenses(2)	—	(15,452)	(15,452)
Operating income (loss)	20,737	(14,998)	5,739
Interest, dividend and other income	19	192	211
Interest and other expense	(586)	(769)	(1,355)
Acquisition related costs	—	(41)	(41)
Equity in earnings of Affiliates Insurance Company	—	79	79
Loss on sale of available for sale securities	—	(117)	(117)
Provision for income taxes	—	(1,854)	(1,854)
Income (loss) from continuing operations	$20,170	$(17,508)	$2,662

Total Assets as of June 30, 2013	$474,823	$84,063	$558,886

	Senior Living Communities	Corporate and Other(1)	Total
Three months ended June 30, 2012
Segment revenues:
Senior living and rehabilitation hospital revenues	$269,040	$26,386	$295,426
Management fee revenue	1,302	—	1,302
Reimbursed costs incurred on behalf of managed communities	26,098	—	26,098
Total segment revenues	296,440	26,386	322,826

Segment expenses:
Operating expenses	194,037	23,872	217,909
Costs incurred on behalf of managed communities	26,098	—	26,098
Rent expense	47,193	2,656	49,849
Depreciation and amortization	5,698	578	6,276
Total segment expenses	273,026	27,106	300,132

Segment operating profit (loss)	23,414	(720)	22,694
General and administrative expenses(2)	—	(15,389)	(15,389)
Operating profit (loss)	23,414	(16,109)	7,305
Interest, dividend and other income	19	215	234
Interest and other expense	(599)	(1,006)	(1,605)
Equity in earnings of Affiliates Insurance Company	—	76	76
Gain on settlement	—	3,365	3,365
Gain on early extinguishment of debt	—	45	45
Provision for income taxes	—	(4,108)	(4,108)
Income (loss) from continuing operations	$22,834	$(17,522)	$5,312

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Senior Living Communities	Corporate and Other(1)	Total
Six months ended June 30, 2013
Segment revenues:
Senior living and rehabilitation hospital revenues	$538,471	$55,824	$594,295
Management fee revenue	4,583	—	4,583
Reimbursed costs incurred on behalf of managed communities	104,211	—	104,211
Total segment revenues	647,265	55,824	703,089

Segment expenses:
Operating expenses	395,176	49,604	444,780
Costs incurred on behalf of managed communities	104,211	—	104,211
Rent expense	95,684	5,445	101,129
Depreciation and amortization	12,185	904	13,089
Total segment expenses	607,256	55,953	663,209

Segment operating profit (loss)	40,009	(129)	39,880
General and administrative expenses(2)	—	(30,583)	(30,583)
Operating income (loss)	40,009	(30,712)	9,297
Interest, dividend and other income	38	370	408
Interest and other expense	(1,179)	(1,632)	(2,811)
Acquisition related costs	—	(41)	(41)
Equity in earnings of Affiliates Insurance Company	—	155	155
Loss on sale of available for sale securities	—	(30)	(30)
Provision for income taxes	—	(850)	(850)
Income (loss) from continuing operations	$38,868	$(32,740)	$6,128

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Senior Living Communities	Corporate and Other(1)	Total
Six months ended June 30, 2012
Segment revenues:
Senior living and rehabilitation hospital revenues	$535,776	$53,173	$588,949
Management fee revenue	2,390	—	2,390
Reimbursed costs incurred on behalf of managed communities	49,503	—	49,503
Total segment revenues	587,669	53,173	640,842

Segment expenses:
Operating expenses	390,084	47,991	438,075
Costs incurred on behalf of managed communities	49,503	—	49,503
Rent expense	94,356	5,272	99,628
Depreciation and amortization	11,009	1,156	12,165
Total segment expenses	544,952	54,419	599,371

Segment operating profit (loss)	42,717	(1,246)	41,471
General and administrative expenses(2)	—	(30,844)	(30,844)
Operating income (loss)	42,717	(32,090)	10,627
Interest, dividend and other income	39	400	439
Interest and other expense	(1,206)	(1,825)	(3,031)
Equity in earnings of Affiliates Insurance Company	—	121	121
Gain on settlement	—	3,365	3,365
Gain on early extinguishment of debt	—	45	45
Loss on sale of available for sale securities	—	(1)	(1)
Provision for income taxes	—	(5,063)	(5,063)
Income (loss) from continuing operations	$41,550	$(35,048)	$6,502

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

Note 5.  Income Taxes

For the six months ended June 30, 2013, we recognized tax expense from continuing operations of $850, which includes a tax benefit of $1,468 relating to a work opportunity tax credit program that expired in 2012 and which was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.  As prescribed by FASB ASC 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted; and the total effect of the reinstatement of the work opportunity tax credit program relating to 2012 employee wages is recorded as a component of income tax expense in continuing operations during the first quarter of 2013.  For the six months ended June 30, 2013, we recognized a tax benefit from discontinued operations of $1,819.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2025 if unused, was approximately $67,775, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $8,640.  Our net operating loss carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

We maintain a partial valuation allowance against certain deferred tax assets related to impaired investments.  When we believe that we will more likely than not realize the benefit of these deferred tax assets, we will record deferred tax assets as an income tax benefit in our condensed consolidated statements of income, which will affect our results of operations.

Note 6.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three and six months ended June 30, 2013 and 2012 using the weighted average number of shares outstanding during the periods.  For the three and six months ended June 30, 2013, the effect of our convertible senior notes due in 2026, or the Notes, was not included in the computation of diluted EPS because to do so would have been antidilutive.  Diluted EPS for the three and six months ended June 30, 2012 reflects additional shares of our common stock, $.01 par value per share, or our common shares, related to the Notes that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include 540 and 556 unvested common shares as of June 30, 2013 and 2012, respectively, issued to our officers and others under our equity compensation plan, or the Share Award

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Plan.  Unvested shares issued under the Share Award Plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

The following table provides a reconciliation of income from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended June 30,
	2013			2012
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$2,662	48,253	$0.06	$5,312	47,914	$0.10
Effect of the Notes	—	—		149	2,039
Diluted income from continuing operations	$2,662	48,253	$0.06	$5,461	49,953	$0.10

Diluted loss from discontinued operations	$(1,837)	48,253	$(0.04)	$(674)	49,953	$(0.01)

	Six Months Ended June 30,
	2013			2012
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$6,128	48,244	$0.13	$6,502	47,906	$0.14
Effect of the Notes	—	—		345	2,454
Diluted income from continuing operations	$6,128	48,244	$0.13	$6,847	50,360	$0.14

Diluted loss from discontinued operations	$(3,368)	48,244	$(0.07)	$(1,495)	50,360	$(0.03)

Note 7.  Fair Values of Assets and Liabilities

The table below presents the assets and liabilities measured at fair value at June 30, 2013 categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-lived assets held for sale (1)	$5,679	$—	$5,679	$—
Long-lived assets of discontinued operations (2)	1,289	—	1,289	—
Cash equivalents (3)	19,603	19,603	—	—
Available for sale securities (4)
Equity securities
Financial services industry	3,860	3,860	—	—
Non-equity investment instrument	536	536	—	—
REIT industry	576	576	—	—
Utility industry	484	484	—	—
Other	1,637	1,637	—	—
Total equity securities	7,093	7,093	—	—
Debt securities
International bond fund	2,308	2,308	—	—
High yield fund	2,191	2,191	—	—
Industrial bonds	3,893	3,893	—	—
Government bonds	4,871	4,871	—	—
Financial bonds	964	964	—	—
Other	2,011	2,011	—	—
Total debt securities	16,238	16,238	—	—
Total available for sale securities	23,331	23,331	—	—

Total	$49,902	$42,934	$6,968	$—

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

(2) Long-lived assets of discontinued operations consist of property and equipment of one assisted living community we own and the real estate associated with one pharmacy not included in the sale of our pharmacy business to Omnicare, Inc., or Omnicare, as further described in Note 11.  In 2012, we recorded impairment charges of $350 to reduce the carrying value of our pharmacy real estate classified as discontinued operations to its estimated fair value less costs to sell.  The estimated fair value of long-lived assets of discontinued operations was determined based on offers to purchase the properties and appraisals made by third parties (Level 2 inputs).

(3) Cash equivalents, consisting of money market funds held principally for obligations arising from our self-insurance programs.

(4) Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $16,352 and $6,979, respectively, at June 30, 2013.  We estimate the fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.   In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.

Our investments in available for sale securities had amortized costs of $21,812 and $21,720 as of June 30, 2013 and December 31, 2012, respectively, had unrealized gains of $1,850 and $2,050 as of June 30, 2013 and December 31, 2012, respectively, and had unrealized losses of $331 and $270 as of June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013, 47 of the securities we hold, with a fair value of $7,448, have been in a loss position for less than 12 months.  At June 30, 2013, three of the debt securities we hold, with a fair value of $2,181, have been in a loss position for 12 months or longer.  The amount of the unrealized losses for these investments was approximately $68.  We do not believe these securities are impaired primarily because the financial conditions of the issuers of these securities remain strong with solid fundamentals, we intend to hold these securities to maturity, the limited amounts of the losses compared to historical price changes for the securities and other factors.  During the six months ended June 30, 2013 and 2012, we received gross proceeds of $5,213 and $772, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $264 and $2, respectively, and gross realized losses totaling $294 and $3, respectively.  We record gains and losses on the sales of our available for sale securities using the specific identification method.

During the six months ended June 30, 2013, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value, and there were no transfers of assets or liabilities between levels of the fair value hierarchy.

The carrying values of accounts receivable and accounts payable approximate fair value as of June 30, 2013 and December 31, 2012.  The carrying value and fair value of the Notes were $24,872 and $24,879, respectively, as of June 30, 2013 and $24,872 and $24,623, respectively, as of December 31, 2012 and are categorized in Level 1 of the fair

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

value hierarchy in their entirety.  We estimate the fair value of the Notes using an average of the bid and ask prices of our then outstanding Notes on or about June 30, 2013.  The carrying value and fair value of our mortgage notes payable were $38,175 and $32,689, respectively, as of June 30, 2013 and $46,260 and $43,168, respectively, as of December 31, 2012 and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.  Because these Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.  We measured the fair value of our equity investment in AIC, which is an Indiana insurance company that we currently own in equal proportion as each of the other seven shareholders of that company (see Note 10), and categorized that investment in Level 2 of the fair value hierarchy in its entirety, by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

Note 8.  Indebtedness

We have a $35,000 revolving secured line of credit, or our Credit Agreement, that is available for general business purposes, including acquisitions.  The maturity date of our Credit Agreement is March 18, 2016.  Borrowings under our Credit Agreement typically bear interest at LIBOR plus a premium of 250 basis points, or 2.69% as of June 30, 2013.  We may draw, repay and redraw funds under our Credit Agreement until maturity, and no principal repayment is due until maturity.  We made no borrowings under our Credit Agreement during the three and six months ended June 30, 2013 and 2012.  As of June 30, 2013 and July 30, 2013, we had $0 outstanding under our Credit Agreement.  We incurred facility costs related to our Credit Agreement of $90 and $287 for the three months ended June 30, 2013 and 2012, respectively, and $242 and $463 for the six months ended June 30, 2013 and 2012, respectively.

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

We also have a $150,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions.  The maturity date of our Credit Facility is April 13, 2015, and, subject to the payment of extension fees and meeting certain other conditions, includes options for us to extend the stated maturity date of our Credit Facility for two one-year periods.  Borrowings under our Credit Facility typically bear interest at LIBOR plus a premium of 250 basis points, or 2.69% as of June 30, 2013.  We may draw, repay and redraw funds under our Credit Facility until maturity, and no principal repayment is due until maturity.  The weighted average interest rate for borrowings under our Credit Facility was 4.75% for the six months ended June 30, 2013.  We made no borrowings under our Credit Facility during the three and six months ended June 30, 2012.  As of June 30, 2013 and July 30, 2013, we had $0 and $10,000, respectively, outstanding under our Credit Facility.  We incurred interest expense and other associated costs related to our Credit Facility of $433 and $416 for the three months ended June 30, 2013 and 2012, respectively, and $900 and $416 for the six months ended June 30, 2013 and 2012, respectively.

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

In October 2006, we issued $126,500 principal amount of the Notes.  Our net proceeds from this issuance were approximately $122,600.  The Notes bore interest at a rate of 3.75% per annum and were convertible into our common shares at any time.  The conversion rate, which was subject to adjustment, was 76.9231 common shares per $1 principal amount of the Notes, which represented a conversion price of $13.00 per share.  The Notes were guaranteed by certain of our wholly owned subsidiaries.  The Notes were scheduled to mature on October 15, 2026.  We could prepay the Notes at any time and the holders had rights to require us to purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.  As of June 30, 2013 and December 31, 2012, we had $24,872 principal amount of the Notes outstanding, which are classified as current liabilities in our condensed consolidated balance sheets.  We incurred interest expense and other associated costs related to the Notes of $245 and $264 for the three months ended June 30, 2013 and 2012, respectively, and $490 and $631 for the six months ended June 30, 2013 and 2012.  We issued these Notes pursuant to an indenture which contained various customary covenants.  As of June 30, 2013, we believe we were in compliance with all applicable covenants of this indenture.  On July 8, 2013, we redeemed all of the $24,872 principal amount of the Notes outstanding at a redemption price equal to the principal amount plus accrued and unpaid interest.  We expect to record a loss on early extinguishment of debt, net of unamortized issuance costs, of approximately $599 in the third quarter of 2013.

At June 30, 2013, four of our senior living communities were encumbered by mortgage notes with an aggregate outstanding principal balance of $38,175: (1) one of our communities was encumbered by a Federal National Mortgage Association, or FNMA, mortgage note and; (2) three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes.  These mortgages contain FNMA and FMCC, respectively, standard mortgage covenants.  We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes as part of our acquisitions of the encumbered communities in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.  The weighted average interest rate on these four notes was 6.91% as of June 30, 2013.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to September 2032.  We incurred mortgage interest expense, net of premium amortization, of $1,145 and $708 for the three months ended June 30, 2013 and 2012, respectively, and $1,844 and $1,425 for the six months ended June 30, 2013 and 2012, respectively, including some interest expense recorded in discontinued operations.  Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable FNMA and FMCC approval.  As of June 30, 2013, we believe we were in compliance with all applicable covenants under these mortgages.

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

Note 9. Off Balance Sheet Arrangements

We have pledged our accounts receivable and certain other assets, with a carrying value, as of June 30, 2013, of $12,719 arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of June 30, 2013, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 10. Related Person Transactions

We were formerly a 100% owned subsidiary of SNH, SNH is our largest landlord and our largest stockholder and we manage senior living communities for SNH.  In 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders.  As of June 30, 2013, SNH owned 4,235 of our common shares, or approximately 8.8% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of SNH.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, also serves as a managing trustee of SNH.

As of June 30, 2013, we leased 188 senior living communities (including 11 that we have classified as discontinued operations) and two rehabilitation hospitals from SNH.  Under our leases with SNH, we pay SNH minimum rent plus percentage rent based on increases in gross revenues at certain properties.  Our total minimum annual rent payable to SNH as of June 30, 2013 was $198,984, excluding percentage rent.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization, was $50,866 and $49,920 for the three months ended June 30, 2013 and 2012, respectively, and $101,466 and $99,723 for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and 2012, we had outstanding rent due and payable to SNH of $17,883 and $17,522, respectively.  During the six months ended June 30, 2013, pursuant to the terms of our leases with SNH, we sold $15,901 of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $1,272.  As of June 30, 2013, our property and equipment included $5,679 for similar improvements we have made to properties we lease from SNH that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to purchase those assets.

As of June 30, 2013, we managed 39 senior living communities for the account of SNH.  We manage these SNH communities pursuant to long term management agreements on substantially similar terms.  In connection with the management agreements, we and SNH have entered into three pooling agreements, two pooling agreements which pool our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which pools our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement.  One of our AL Pooling Agreements includes 20 identified communities.  The second AL Pooling Agreement includes the management agreements for the remaining communities that include assisted living units that we currently manage for SNH (other than with respect to the senior living community in New York described below).  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determinations of fees and expenses of the various communities that are subject to the applicable pooling agreement, including determinations of our incentive fees.

We earned management fees from SNH of $2,281 and $4,576 for the three and six months ended June 30, 2013, respectively, and $1,080 and $2,148 for the three and six months ended June 30, 2012, respectively, with respect to the communities we manage.  We expect that we may enter additional management arrangements with SNH for senior living communities that SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH.  For example, on April 16, 2013, SNH entered an agreement to acquire a senior living community located in Georgia with 93 assisted living units; on July 15, 2013, SNH entered an agreement to acquire a senior living community located in Tennessee with 60 assisted living units; and on July 29, 2013, SNH entered an agreement to acquire two senior living communities located in Georgia with a total of 153 assisted living units.  If these acquisitions are completed, we expect to manage these senior living communities pursuant to separate long term management agreements with SNH on terms similar to those management arrangements that we currently have with SNH for senior living communities that include assisted living units and that these management agreements would be added to the second AL Pooling Agreement.  Each of these acquisitions is subject to due diligence and other conditions and there can be no assurance that any of these acquisitions will be completed or that we will manage any of these communities.

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

We and SNH have agreed that SNH will offer for sale 10 senior living communities we lease from SNH, which we have classified as discontinued operations.  Our rent payable to SNH will be reduced if and as these sales may occur pursuant to our leases with SNH.  We can provide no assurance these communities will be sold or what the terms of any sale may provide. As of June 30, 2013, we and SNH had entered an agreement to sell one of these communities, a SNF with 112 living units, for a sales price of $2,550.  This sale is subject to conditions and may not occur, may be delayed or the terms may change.  If and when this SNF is sold, our annual minimum rent payable to SNH will decrease by 10% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease with SNH.

As discussed above in Note 8, in May 2011, we and SNH entered into the Bridge Loan, under which SNH lent to us $80,000.  In April 2012, we repaid in full the then outstanding principal amount under the Bridge Loan, resulting in the termination of the Bridge Loan.  We incurred interest expense and other associated costs on the Bridge Loan of $39 and $314 for the three and six months ended June 30, 2012, respectively.

RMR provides business management and shared services to us pursuant to our business management agreement.  RMR also provides management services to SNH.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR.  Our other Managing Director, Mr. Gerard Martin, is a director of RMR.  Mr. Bruce Mackey, our President and Chief Executive Officer, is an Executive Vice President of RMR and Mr. Paul Hoagland, our Treasurer and Chief Financial Officer, is a Senior Vice President of RMR.  SNH’s executive officers are officers of RMR and SNH’s President and Chief Operating Officer is a director of RMR.  Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR provide management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including SNH, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies, including SNH.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized aggregate business management, administrative and information system service fees of $3,829 and $3,285 for the three months ended June 30, 2013 and 2012, respectively, and $7,161 and $6,578 for the six months ended June 30, 2013 and 2012, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  We also lease our headquarters from an affiliate of RMR for annual rent as of July 2013 of approximately $767, which amount is subject to fixed increases.  Our rent expense for our headquarters, which included our utilities and real estate taxes that we are required to pay as additional rent, under this lease, was $347 and $355 for the three months ended June 30, 2013 and 2012, respectively, and $694 and $709 for the six months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013, we have invested $5,209 in AIC since its formation in November 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $5,703 and $5,629 as of June 30, 2013 and December 31, 2012, respectively.  We recognized income of $79 and $76 for the three months ended June 30, 2013 and 2012, respectively, and $155 and $121 for the six months ended June 30, 2013 and 2012, respectively, related to our investment in AIC. We and the other shareholders of AIC have purchased property

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2013 for a one year term, and we expect to pay a premium, including taxes and fees, of $5,428 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Note 11.  Discontinued Operations

In 2011, we decided to offer for sale two SNFs we owned located in Michigan with a total of 271 living units.  On April 30, 2013, we completed the sale of these two SNFs for an aggregate sales price of $8,000, which included as part of the sales price the prepayment by the buyer of the then outstanding $7,510 of United States Department of Housing and Urban Development mortgage debt that encumbered these SNFs.

In August 2011, we agreed with SNH that SNH should sell one assisted living community we lease from SNH located in Pennsylvania with 103 living units.  We and SNH are in the process of offering this assisted living community for sale and, if sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease with SNH.

In September 2012, we completed the sale of our pharmacy business to Omnicare. We received $34,298 in sale proceeds from Omnicare, including $3,789 in working capital and excluding transaction costs and taxes.  We recorded a pre-tax capital gain on the sale of the pharmacy business of $23,347.  In connection with the sale, Omnicare did not acquire the real estate we owned associated with one pharmacy located in South Carolina.  We intend to sell this real estate and we recorded a $350 asset impairment charge during the third quarter of 2012 to reduce the carrying value of this property to its estimated fair value less costs to sell.

In June 2013, we agreed with SNH that SNH will offer for sale 10 senior living communities we lease from SNH with 721 living units.  Seven of these 10 communities with 578 living units are SNFs and three of these communities with 143 living units are assisted living communities.  As of June 30, 2013, we and SNH had entered an agreement to sell one of these 10 communities, a SNF with 112 living units, for a sales price of $2,550.  This sale is subject to conditions and may not occur, may be delayed or the terms may change.  If and when this SNF is sold, our annual minimum rent payable to SNH will decrease by 10% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease with SNH.  We are in the process of offering the other nine communities for sale, and if sold, our annual minimum rent payable to SNH will decrease between 8.75% and 10% of the net proceeds of the sales to SNH, in accordance with the terms of our applicable leases with SNH.  We recorded a $1,231 asset impairment charge during the second quarter of 2013 to reduce the assets we own relating to these 10 communities to their estimated fair market values.

Also in June 2013, we decided to offer for sale one assisted living community we own with 32 living units.  We are in the process of offering this community for sale but we can provide no assurance that a sale of this community will occur.

We have reclassified the condensed consolidated balance sheets and the condensed consolidated statements of income for all periods presented to show the financial position and results of operations of our pharmacies and the communities which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012:

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$9,716	$31,589	$24,313	$64,952
Expenses	(11,853)	(32,564)	(28,269)	(67,101)
Impairment of long-lived assets	(1,231)	—	(1,231)	—
Benefit for income taxes	1,531	301	1,819	654
Net loss	$(1,837)	$(674)	$(3,368)	$(1,495)

Note 12.   Litigation Settlement

On May 29, 2012, we entered into a settlement agreement, or the Settlement Agreement, with subsidiaries of Sunrise Senior Living, Inc., or Sunrise, pursuant to which we agreed to settle our long running litigation with Sunrise, involving amounts charged by Sunrise to us for certain insurance programs for senior living communities previously managed by Sunrise for us.  Pursuant to the Settlement Agreement, Sunrise paid us $4,000 in cash and we recorded a gain of $3,365, net of legal fees, in our condensed consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We have one reportable segment consisting of our senior living community business.  In this segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents.  Our rehabilitation hospital operating business does not meet the quantitative thresholds of a reportable segment as prescribed under FASB Codification Topic 280 and it is not considered a core component of our business.  Therefore, we do not consider our rehabilitation hospital operations to be a material, separately reportable segment of our business and its operations are reported within our corporate and other activities.  This represents a change from our segment reporting for the three and six months ended June 30, 2012 and the presentation of these periods has been revised to conform to the current segment reporting presentation.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

We use segment operating profit as a means to evaluate our performance and for our business decision making purposes.  Segment operating profit for our one reportable segment excludes general and administrative expenses, certain interest, dividend and other income, certain interest and other expense, acquisition related costs, provision for income taxes, equity in earnings of AIC, gain on settlement of litigation, gain on early extinguishment of debt, sales of available for sale securities, and corporate income and expenses.

Key Statistical Data For the Three Months Ended June 30, 2013 and 2012:

The following tables present a summary of our operations for the three months ended June 30, 2013 and 2012:

Senior living communities:

	Three months ended June 30,
(dollars in thousands, except average monthly rate)	2013	2012	$ Change	% Change
Senior living revenue	$269,081	$269,040	$41	0.0%
Management fee revenue	2,281	1,302	979	75.2%
Reimbursed costs incurred on behalf of managed communities	52,153	26,098	26,055	99.8%
Total revenue	323,515	296,440	27,075	9.1%
Senior living wages and benefits	(130,466)	(130,240)	(226)	(0.2)%
Other senior living operating expenses	(65,751)	(63,797)	(1,954)	(3.1)%
Costs incurred on behalf of managed communities	(52,153)	(26,098)	(26,055)	(99.8)%
Rent expense	(48,208)	(47,193)	(1,015)	(2.2)%
Depreciation and amortization expense	(6,200)	(5,698)	(502)	(8.8)%
Interest and other expense	(586)	(599)	13	2.2%
Interest, dividend and other income	19	19	—	—
Senior living income from continuing operations	$20,170	$22,834	$(2,664)	(11.7)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	39	25	14	56.0%
Number of total communities (1)	250	236	14	5.9%

Total number of living units (end of period):
Owned and leased living units	23,020	23,020	—	—
Managed living units	6,678	3,735	2,943	78.8%
Number of total living units (1)	29,698	26,755	2,943	11.0%

Owned and leased communities:
Occupancy %	85.5%	86.0%	n/a	(50	)bps
Average monthly rate(2)	$4,443	$4,406	$37	0.8%
Percent of senior living revenue from Medicaid	10.7%	11.4%	n/a	(70	)bps
Percent of senior living revenue from Medicare	12.6%	12.8%	n/a	(20	)bps
Percent of senior living revenue from private and other sources	76.7%	75.8%	n/a	90	bps

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)             Excludes those senior living communities we have classified as discontinued operations.

(2)             Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenue divided by occupied units, during the period and multiplying it by 30 days.

Comparable senior living communities (senior living communities that we have owned, leased or managed and operated continuously since April 1, 2012):

	Three months ended June 30,
(dollars in thousands, except average monthly rate)	2013	2012	$ Change	% Change
Senior living revenue	$269,081	$269,040	$41	0.0%
Management fee revenue	1,246	1,302	(56)	(4.3)%
Senior living wages and benefits	(130,466)	(130,240)	(226)	(0.2)%
Other senior living operating expenses	(65,751)	(63,797)	(1,954)	(3.1)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	25	25	—	—
Number of total communities (1)	236	236	—	—

Total number of living units (end of period):
Owned and leased living units	23,020	23,020	—	—
Managed living units	3,735	3,735	—	—
Number of total living units (1)	26,755	26,755	—	—

Owned and leased communities:
Occupancy %	85.5%	86.0%	n/a	(50	)bps
Average monthly rate(2)	$4,443	$4,406	$37	0.8%
Percent of senior living revenue from Medicaid	10.7%	11.4%	n/a	(70	)bps
Percent of senior living revenue from Medicare	12.6%	12.8%	n/a	(20	)bps
Percent of senior living revenue from private and other sources	76.7%	75.8%	n/a	90	bps

(1)             Excludes those senior living communities we have classified as discontinued operations.

(2)             Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenue divided by occupied units, during the period and multiplying it by 30 days.

Corporate and Other:(1)

	Three months ended June 30,
(dollars in thousands)	2013	2012	$ Change	% Change
Rehabilitation hospital revenue	$28,343	$26,386	$1,957	7.4%
Rehabilitation hospital expenses	(24,710)	(23,872)	(838)	(3.5)%
Rent expense	(2,728)	(2,656)	(72)	(2.7)%
Depreciation and amortization expense	(451)	(578)	127	22.0%
General and administrative expense(2)	(15,452)	(15,389)	(63)	(0.4)%
Equity in earnings of Affiliates Insurance Company	79	76	3	3.9%
Gain on settlement	—	3,365	(3,365)	(100.0)%
Gain on early extinguishment of debt	—	45	(45)	(100.0)%
Loss on sale of available for sale securities	(117)	—	(117)	(100.0)%
Interest, dividend and other income	192	215	(23)	(10.7)%
Interest and other expense	(769)	(1,006)	237	23.6%
Acquisition related costs	(41)	—	(41)	(100.0)%
Provision for income taxes	(1,854)	(4,108)	2,254	54.9%
Corporate and Other loss from continuing operations	$(17,508)	$(17,522)	$14	(0.1)%

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

Consolidated:

	Three months ended June 30,
(dollars in thousands)	2013	2012	$ Change	% Change
Summary of revenue:
Senior living revenue	$323,515	$296,440	$27,075	9.1%
Corporate and Other	28,343	26,386	1,957	7.4%
Total revenue	$351,858	$322,826	$29,032	9.0%

Summary of income from continuing operations:
Senior living communities	$20,170	$22,834	$(2,664)	(11.7)%
Corporate and Other	(17,508)	(17,522)	14	(0.1)%
Income from continuing operations	$2,662	$5,312	$(2,650)	(49.9)%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Senior living communities:

Our senior living revenue was almost unchanged for the three months ended June 30, 2013 compared to the same period in 2012, with increased per diem charges to residents offset by a decrease in occupancy during the second quarter 2013 compared to the same period in 2012.

Our management fee revenue and reimbursed costs at our managed communities increased significantly during the three months ended June 30, 2013 compared to the same period in 2012 due to an increase in the number of communities we managed from 25 to 39 during the respective periods.

Our senior living wages and benefits increased by 0.2% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increased employee health insurance costs partially offset by certain lower wage costs.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 3.1% due to increased charges from various service providers and general maintenance expenses.  Our senior living rent expense increased by 2.2% compared to the same period in 2012 primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH since April 1, 2012.

Our senior living depreciation and amortization expense increased by 8.8% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate and Other:

Our rehabilitation hospital revenues increased by 7.4% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to higher Medicare rates and an increase in occupancy, partially offset by a decrease in managed care revenue.

Our rehabilitation hospital expenses increased by 3.5% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in bad debt expense and labor and benefit costs.

Our rehabilitation hospital rent expense increased by 2.7% for the three months ended June 30, 2013 compared to the same period in 2012 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH since April 1, 2012.

General and administrative expenses increased by 0.4% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increased business management fees resulting from the increased size of our business, partially offset by lower costs associated with certain third party services.

Our interest, dividend and other income decreased by 10.7% for the three months ended June 30, 2013 compared to the same period in 2012 due to lower investable cash balances and lower yields realized on our investments.

Our interest and other expense decreased by 23.6% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to our purchase and retirement of $12.4 million par value of the outstanding Notes since April 1, 2012 and our repayment and subsequent termination of the Bridge Loan in April 2012.

For the three months ended June 30, 2013, we recognized tax expense from continuing operations of $1.9 million.  During this period, we also recognized a tax benefit from discontinued operations of $1.5 million.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2025 if unused, was approximately $67.8 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $8.6 million.  For more information about our taxes, see Note 5 to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Discontinued operations:

Loss from discontinued operations for the three months ended June 30, 2013 increased $1.2 million to $1.8 million, compared to a loss of $674,000 for the three months ended June 30, 2012.  The losses in both years are primarily due to losses incurred at assisted living communities and SNFs that we have sold or expect to sell, which includes an impairment of long-lived assets during the three months ended June 30, 2013 of $1.2 million.  The loss for the three months ended June 30, 2013 is after giving effect to a tax benefit of $1.5 million that we recognized in that period relating to our discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Six Months Ended June 30, 2013 and 2012:

The following tables present a summary of our operations for the six months ended June 30, 2013 and 2012:

Senior living communities:

	Six months ended June 30,
(dollars in thousands, except average monthly rate)	2013	2012	$ Change	% Change
Senior living revenue	$538,471	$535,776	$2,695	0.5%
Management fee revenue	4,583	2,390	2,193	91.8%
Reimbursed costs incurred on behalf of managed communities	104,211	49,503	54,708	110.5%
Total revenue	647,265	587,669	59,596	10.1%
Senior living wages and benefits	(263,086)	(262,026)	(1,060)	(0.4)%
Other senior living operating expenses	(132,090)	(128,058)	(4,032)	(3.1)%
Costs incurred on behalf of managed communities	(104,211)	(49,503)	(54,708)	(110.5)%
Rent expense	(95,684)	(94,356)	(1,328)	(1.4)%
Depreciation and amortization expense	(12,185)	(11,009)	(1,176)	(10.7)%
Interest and other expense	(1,179)	(1,206)	27	2.2%
Interest, dividend and other income	38	39	(1)	(2.6)%
Senior living income from continuing operations	$38,868	$41,550	$(2,682)	(6.5)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	39	25	14	56.0%
Number of total communities (1)	250	236	14	5.9%

Number of living units:
Owned and leased living units	23,020	23,020	—	—
Managed living units	6,678	3,735	2,943	78.8%
Number of total living units (1)	29,698	26,755	2,943	11.0%

Owned and leased communities:
Occupancy %	85.8%	86.2%	n/a	(40	)bps
Average monthly rate(2)	$4,458	$4,383	$75	1.7%
Percent of senior living revenue from Medicaid	10.8%	11.2%	n/a	(40	)bps
Percent of senior living revenue from Medicare	12.9%	12.9%	n/a	—
Percent of senior living revenue from private and other sources	76.3%	75.9%	n/a	40	bps

(1)             Excludes those senior living communities we have classified as discontinued operations.

(2)             Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenue divided by occupied units, during the period and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable senior living communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2012):

	Six months ended June 30,
(dollars in thousands, except average monthly rate)	2013	2012	$ Change	% Change
Senior living revenue	$538,471	$535,776	$2,695	0.5%
Management fee revenue	2,224	2,155	69	3.2%
Senior living wages and benefits	(263,086)	(262,026)	(1,060)	(0.4)%
Other senior living operating expenses	(132,090)	(128,058)	(4,032)	(3.1)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	23	23	—	—
Number of total communities (1)	234	234	—	—

Number of living units:
Owned and leased living units	23,020	23,020	—	—
Managed living units	3,390	3,390	—	—
Number of total living units (1)	26,410	26,410	—	—

Owned and leased communities:
Occupancy %	85.8%	86.2%	n/a	(40	)bps
Average monthly rate(2)	$4,458	$4,383	$75	1.7%
Percent of senior living revenue from Medicaid	10.8%	11.2%	n/a	(40	)bps
Percent of senior living revenue from Medicare	12.9%	12.9%	n/a	—
Percent of senior living revenue from private and other sources	76.3%	75.9%	n/a	40	bps

(1)             Excludes those senior living communities we have classified as discontinued operations.

(2)             Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenue divided by occupied units, during the period and multiplying it by 30 days.

Corporate and Other:(1)

	Six months ended June 30,
(dollars in thousands)	2013	2012	$ Change	% Change
Rehabilitation hospital revenues	$55,824	$53,173	$2,651	5.0%
Rehabilitation hospital expenses	(49,604)	(47,991)	(1,613)	(3.4)%
Rent expense	(5,445)	(5,272)	(173)	(3.3)%
Depreciation and amortization expense	(904)	(1,156)	252	21.8%
General and administrative(2)	(30,583)	(30,844)	261	0.8%
Equity in earnings of Affiliates Insurance Company	155	121	34	28.1%
Gain on settlement	—	3,365	(3,365)	(100.0)%
Gain on early extinguishment of debt	—	45	(45)	(100.0)%
Loss on sale of available for sale securities	(30)	(1)	(29)	2900.0%
Interest, dividend and other income	370	400	(30)	(7.5)%
Interest and other expense	(1,632)	(1,825)	193	10.6%
Acquisition related costs	(41)	—	(41)	(100.0)%
Provision for income taxes	(850)	(5,063)	4,213	83.2%
Corporate and Other loss from continuing operations	$(32,740)	$(35,048)	$2,308	6.6%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated:

	Six months ended June 30,
(dollars in thousands)	2013	2012	$ Change	% Change
Summary of revenue:
Senior living revenue	$647,265	$587,669	$59,596	10.1%
Corporate and Other	55,824	53,173	2,651	5.0%
Total revenue	$703,089	$640,842	$62,247	9.7%

Summary of income from continuing operations:
Senior living communities	$38,868	$41,550	$(2,682)	(6.5)%
Corporate and Other	(32,740)	(35,048)	2,308	6.6%
Income from continuing operations	$6,128	$6,502	$(374)	(5.8)%

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Senior living communities:

Our senior living revenue increased by 0.5% for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increased per diem charges to residents partially offset by a decrease in occupancy.

Our management fee revenue and reimbursed costs at our managed communities increased significantly during the six months ended June 30, 2013 compared to the same period in 2012 due to an increase in the number of communities we managed from 25 to 39 beginning in the second half of 2012 and increases in our management fee revenues and reimbursed costs at our same store comparable managed communities, which was primarily due to increases in occupancy.

Our senior living wages and benefits increased by 0.4% for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increased employee health insurance costs, partially offset by certain lower wage costs.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 3.1% due to increased charges from various service providers and general maintenance expenses.  Our senior living rent expense increased by 1.4% compared to the same period in 2012 primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2012.

Our senior living depreciation and amortization expense increased by 10.7% for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Corporate and Other:

Our rehabilitation hospital revenues increased by 5.0% for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to higher Medicare rates and an increase in occupancy, partially offset by a decrease in managed care revenue.

Our rehabilitation hospital expenses increased by 3.4% for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in bad debt expense and labor and benefit costs.

Our rehabilitation hospital rent expense increased by 3.3% for the six months ended June 30, 2013 compared to the same period in 2012 due to our payment of additional rent for rehabilitation hospital capital improvements purchased by SNH since January 1, 2012.

General and administrative expenses decreased by 0.8% for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to lower costs associated with certain third party services, partially offset by increased business management fees resulting from the increased size of our business.

Our interest, dividend and other income decreased by 7.5% for the six months ended June 30, 2013 compared to the same period in 2012 due to lower investable cash balances and lower yields realized on our investments.

Our interest and other expense decreased by 10.6% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to our purchase and retirement of $12.4 million par value of the outstanding Notes since January 1, 2012 and our repayment and subsequent termination of the Bridge Loan in April 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the six months ended June 30, 2013, we recognized tax expense from continuing operations of $850,000, which includes a tax benefit of $1.5 million relating to a work opportunity tax credit program that expired in 2012 and which was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.  As prescribed by FASB ASC 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted; and the total effect of the reinstatement of the work opportunity tax credit program relating to 2012 employee wages is recorded as a component of income tax expense in continuing operations during the first quarter of 2013.  We also recognized in the six months ended June 30, 2013 a tax benefit from discontinued operations of $1.8 million.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2025 if unused, was approximately $67.8 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $8.6 million.  For more information relating to our taxes, see Note 5 to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Discontinued operations:

Loss from discontinued operations for the six months ended June 30, 2013 increased $1.9 million to $3.4 million, compared to a loss of $1.5 million for the six months ended June 30, 2012.  The losses in both years are primarily due to losses incurred at assisted living communities and SNFs that we have sold or expect to sell, which includes an impairment of long-lived assets during the six months ended June 30, 2013 of $1.2 million.  The loss for the six months ended June 30, 2013 is after giving effect to a tax benefit of $1.8 million that we recognized in that period relating to our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had $19.3 million of unrestricted cash and cash equivalents and $35.0 million and $149.4 million available to borrow under our Credit Agreement and our Credit Facility, respectively. We expect to use the cash flow from our operations, our cash balances, borrowings under our Credit Agreement and our Credit Facility and proceeds from our sales to SNH of capital improvements we may make to our properties that we lease from SNH for increased rent pursuant to our leases with SNH to fund our operations, debt repayments, investments in and maintenance of our properties, including those which are not improvements that we may sell to SNH, future property acquisitions and other general business purposes.  We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies decline from historic levels, the non-government rates we receive for our services decline or government reimbursement rates are reduced and we are unable to generate positive cash flow for an extended period, we expect that we would explore alternatives to fund our operations.  Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our communities that we own and that are not subject to existing mortgages and issuing new equity or debt securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but this registration statement does not assure that there will be buyers for such securities.

Assets and Liabilities

Our total current assets at June 30, 2013 were $133.8 million, compared to $146.6 million at December 31, 2012.  At June 30, 2013, we had cash and cash equivalents of $19.3 million compared to $24.6 million at December 31, 2012.  The decrease in our cash and cash equivalents primarily results from using excess cash balances in our captive insurance program to invest in available for sale securities.  Our current liabilities were $172.9 million at June 30, 2013 compared to $190.8 million at December 31, 2012.

We had net cash flows from continuing operations of $9.5 million for the six months ended June 30, 2013 compared to $28.5 million for the same period in 2012.  Acquisitions of property, plant and equipment on a net basis after considering the proceeds from sales of fixed assets to SNH, were $10.4 million and $13.8 million for the six months ended June 30, 2013 and 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Leases and Management Agreements with SNH

As of June 30, 2013, we leased 177 senior living communities, two rehabilitation hospitals and 11 senior living communities which have been classified as discontinued operations, from SNH under four leases.  Our total annual rent payable to SNH as of June 30, 2013 was $199.0 million, excluding percentage rent based on increases in gross revenues at certain properties.  Our total rent expense with SNH was $50.9 million and $49.9 million for the three months ended June 30, 2013 and 2012, respectively, and $101.5 million and $99.7 million for the six months ended June 30, 2013 and 2012, respectively, which included approximately $1.5 million and $1.2 million in percentage rent paid to SNH for the three months ended June 30, 2013 and 2012, respectively, and $2.9 million and $2.4 million for the six months ended June 30, 2013 and 2012, respectively.

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH.  During the six months ended June 30, 2013, SNH purchased from us $15.9 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent being increased by approximately $1.3 million.

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

Litigation Settlement

On May 29, 2012, we entered into the Settlement Agreement with Sunrise pursuant to which we agreed to settle our long running litigation with Sunrise involving amounts charged by Sunrise to us for certain insurance programs for senior living communities previously managed by Sunrise for us.  Pursuant to the Settlement Agreement, Sunrise paid us $4.0 million in cash and we recorded a gain of $3.4 million, net of legal fees, in our condensed consolidated statements of income.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and clinics are our primary source of cash to fund our operating expenses, including rent, capital expenditures and principal and interest payments on our debt.

During the past several years, weak economic conditions throughout the country have negatively affected many entities both within and outside of our industry. These conditions have resulted in, among other things, a decrease in our communities’ occupancy, and it is unclear when these conditions, especially in the housing market, may materially improve. Although many of the services that we provide are needs-driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of current economic circumstances.  Recently, economic indicators reflect an improving housing market; however, even with those improvements, housing activity remains below pre-recession levels and it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services.

At our rehabilitation hospitals as well as clinics and some of our senior living communities (principally our SNFs), Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I, Item 1 of our Annual Report under the caption “Government Regulation and Reimbursement”.  We derived approximately 27.9% and 28.2% of our total revenues from these programs during the six months ended June 30, 2013 and 2012, respectively.

Our net Medicare revenues from services to senior living community residents and at our rehabilitation hospitals totaled $104.8 million and $102.7 million during the six months ended June 30, 2013 and 2012, respectively.  Our net Medicaid revenues from services to senior living community residents and at our rehabilitation hospitals totaled $59.0 million and $61.0 million during the six months ended June 30, 2013 and 2012, respectively.  Our Medicare net revenue is heavily influenced by adjustments to the Prospective Payment System, or PPS, by the Centers for Medicare & Medicaid Services, or CMS. PPS is a method of reimbursement by which CMS makes Medicare payments for services based on a predetermined, fixed payment amount based on the classification system of that service, in contrast to a traditional fee-for-service model.  CMS updates PPS rates by facility type annually. For federal fiscal year 2012, CMS adopted a final

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

rule that reduced aggregate Medicare PPS rates for SNFs by approximately 11.1%.  For federal fiscal year 2013, CMS increased Medicare PPS rates for SNFs by 1.8%.  Due to the prior reduction of approximately 11.1%, however, Medicare payment rates will be lower for federal fiscal year 2013 than they were in federal fiscal year 2011. In addition, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, gradually reduces the reimbursement rate for Medicare bad debt from 100% to 65% in federal fiscal year 2015 for beneficiaries dually-eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual-eligible beneficiaries, this rule has a substantial adverse effect on SNFs. The Middle Class Tax Relief and Job Creation Act of 2012 also reduced the Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65%. Additionally, the Budget Control Act of 2011 allows for automatic reductions in federal spending by means of a process called sequestration, which has reduced Medicare payments by 2% since April 1, 2013. Sequestration could result in reductions to our revenues from Medicare and certain other federal health programs over the next decade. Any future reductions in Medicare payment rates could be adverse and material to our operations and to our future financial results of operations.

Although Medicaid is exempt from the sequestration process, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. In addition, certain temporary increases in federal payments to states for Medicaid programs that had been in effect since October 1, 2008 ended as of June 30, 2011. Despite these freezes and reduced payments to states, according to the 2012 Actuarial Report on the Financial Outlook for Medicaid, Medicaid enrollment is projected to increase at an average annual rate of 3.4% through 2021, due in part to the expansion in Medicaid eligibility under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, beginning in 2014. Under the ACA, the federal government would pay for 100% of a state’s expansion in the Medicaid program to groups not currently covered by Medicaid for the first three years and gradually reduce its subsidy to 90% by 2020.  As of June 30, 2013, however, more than 20 states elected not to broaden Medicaid eligibility and, instead, to forgo the federal funds that would otherwise be available for Medicaid expansion.  We expect the ending of temporary federal payments, combined with the anticipated slow recovery of state revenues from the recent economic recession, as well as other costs and budgetary constraints for state governments, to result in continued challenging state fiscal conditions. Some state budget deficits may increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

Medicare and Medicaid programs provided approximately 67.6% and 68.6% of our revenues from our rehabilitation hospitals for the six months ended June 30, 2013 and 2012, respectively. For federal fiscal year 2012, CMS adopted a final rule that updated Medicare PPS rates for inpatient rehabilitation facilities, or IRFs, which includes our rehabilitation hospitals.  The updates included an aggregate net increase of 2.2% in IRF PPS rates.  This 2.2% increase is the net effect of the rate adjustments due to a rebased market basket update of approximately 2.9% to account for inflation, reduced by an automatic 0.1% and by a productivity adjustment of 1.0%, both pursuant to the ACA, and increased by 0.4% in estimated outlier payments.  CMS subsequently adopted updated Medicare PPS rates for federal fiscal year 2013 which CMS estimates will increase aggregate Medicare payment rates for IRFs by 2.1%.  The aggregate effect on our IRF Medicare payments for federal fiscal year 2013 may vary from CMS’s estimate based on wage indexes and low income patient percentages contained in the final rule.

In addition, our two rehabilitation hospitals must satisfy the so-called “60% Rule” in order to be classified as an IRF by the Medicare program. Pursuant to the 60% Rule, at least 60% of a facility’s inpatient population during each 12-month cost-reporting period must require intensive rehabilitation services for one of CMS’s 13 designated medical conditions. An IRF that fails to meet the requirements of the 60% Rule is subject to reclassification as a different type of healthcare provider, the effect of which would be to lower that IRF’s Medicare payment rates. Although we believe that our IRFs are operating in compliance with the 60% Rule, the actual percentage of patients at our IRFs who receive services for a designated condition may not be as high as we believe, may vary from time to time depending on the needs of our patients then seeking our services and may decline. In addition, President Obama’s administration has proposed in the past, and may propose in the future, changing the 60% Rule to a greater percentage, such that a higher percentage of a facility’s population would have to receive services for treatment of a designated condition. If the percentage were increased, our IRFs’ ability to maintain compliance with the rule would become more difficult. Our failure to remain in compliance, or a CMS finding of noncompliance if it occurs, will result in our receiving lower Medicare rates than we currently receive at our IRFs and could materially and adversely affect our future financial results.

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

Debt Financings and Covenants

As of June 30, 2013, we had no outstanding borrowings under either of our Credit Agreement or our Credit Facility.  As of June 30, 2013, we had $24.9 million aggregate principal amount of Notes outstanding and $38.2 million aggregate principal amount of mortgage notes outstanding.  On July 8, 2013, we redeemed our entire $24.9 million aggregate principal amount outstanding Notes at a redemption price equal to the principal amount, plus accrued and unpaid interest.  We funded this redemption with cash on hand and borrowings under our Credit Facility.  As of June 30, 2013, we believe we were in compliance with all applicable covenants under those debt agreements and instruments.  As of July 30, 2013, we had $0 and $10,000, respectively, outstanding under our Credit Agreement and Credit Facility.  For more information regarding our debt financings and covenants, including terms governing those debt financings and their maturities, and the Bridge Loan we repaid in full in April 2012, please see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Off Balance Sheet Arrangements

We have pledged our accounts receivable and certain other assets, with a carrying value, as of June 30, 2013, of $12.7 million arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of June 30, 2013, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

We have relationships and historical and continuing transactions with our Directors, our executive officers, SNH, RMR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example: SNH is our former parent, our largest landlord and our largest stockholder and RMR provides management services to both us and SNH; we provide management services to D&R Yonkers LLC which is owned by SNH’s executive officers and we manage a portion of a senior living community which D&R Yonkers LLC subleases from SNH in order to accommodate certain requirements of New York healthcare licensing laws; we, RMR, SNH and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer, our Treasurer and Chief Financial Officer, and one of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management and shared services agreement.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 16, 2013, or our Proxy Statement, and our other filings with the Securities and Exchange Commission, or SEC, including Note 16 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our leases, forms of management agreements and related

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

pooling agreements and former Bridge Loan agreement with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS PROFITABLY,

•                  OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•                  OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY AND TO SELL PROPERTIES WE OFFER FOR SALE,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  CHANGES IN MEDICARE AND MEDICAID POLICIES WHICH COULD RESULT IN REDUCED RATES OF PAYMENT TO US,

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,

•                  COMPETITION WITHIN THE SENIOR LIVING SERVICES AND REHABILITATION HOSPITAL BUSINESSES,

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS,

•                  INCREASES IN OUR LABOR COSTS OR IN COSTS WE PAY FOR GOODS AND SERVICES,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SNH, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES,

•                  COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS, COSTS AND

ADMINISTRATIVE BURDENS THAT MAY REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS, AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  THE VARIOUS GOVERNMENTS WHICH PAY US FOR THE SERVICES WE PROVIDE TO OUR RESIDENTS AND PATIENTS ARE CURRENTLY EXPERIENCING, AND ARE EXPECTED TO CONTINUE TO EXPERIENCE, BUDGETARY PRESSURES AND CONSTRAINTS AND MAY LOWER THE MEDICARE, MEDICAID AND OTHER RATES THEY PAY US.  BECAUSE WE OFTEN CANNOT ETHICALLY LOWER THE QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE, MEDICAID AND OTHER RATES WE ARE PAID, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT ARRANGEMENTS WITH SNH SIMILAR TO THOSE CURRENTLY IN EFFECT FOR US TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES SNH MAY ACQUIRE IN THE FUTURE, INCLUDING WITH RESPECT TO THOSE SENIOR LIVING COMMUNITIES SNH CURRENTLY HAS UNDER AGREEMENT TO PURCHASE. HOWEVER, THERE CAN BE NO ASSURANCE THAT SNH WILL ACQUIRE OTHER COMMUNITIES OR THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL MANAGEMENT ARRANGEMENTS;

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT AT JUNE 30, 2013, WE HAD $19.3 MILLION OF CASH AND CASH EQUIVALENTS, THAT AT JULY 30, 2013, WE HAD $10.0 MILLION OF BORROWINGS OUTSTANDING UNDER OUR CREDIT FACILITIES, LEAVING $175.0 MILLION OF AVAILABILITY, AND THAT WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH; ALL OF WHICH MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY.  HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY;

•                  THIS QUARTERLY REPORT STATES THAT DURING THE PAST SEVERAL YEARS, WEAK ECONOMIC CONDITIONS THROUGHOUT THE COUNTRY HAVE NEGATIVELY AFFECTED ENTITIES BOTH WITHIN AND OUTSIDE OF OUR INDUSTRY, THAT THESE CONDITIONS HAVE RESULTED IN, AMONG OTHER THINGS, A DECREASE IN OUR COMMUNITIES’ OCCUPANCIES AND THAT IT IS UNCLEAR WHEN THESE CONDITIONS MAY MATERIALLY IMPROVE.  THESE STATEMENTS MAY IMPLY THAT OUR BUSINESS AND RESULTS OF OPERATIONS WILL IMPROVE AS THESE CONDITIONS IMPROVE BUT THERE CAN BE NO ASSURANCE THAT OUR BUSINESS AND RESULTS OF OPERATIONS WILL IMPROVE AS THESE MAY CONDITIONS IMPROVE;

•                  OUR RESIDENTS AND PATIENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND REHABILITATION HOSPITALS AND INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENT AND OTHER PAYERS;

•                  WE INTEND TO OPERATE OUR REHABILITATION HOSPITALS PROFITABLY.  HOWEVER, WE HAVE HISTORICALLY EXPERIENCED LOSSES FROM OUR REHABILITATION HOSPITALS AND WE MAY BE UNABLE TO OPERATE OUR REHABILITATION HOSPITALS PROFITABLY;

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE;

•                  THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF OUR ACCOUNTS RECEIVABLE SECURING OUR $35.0 MILLION CREDIT AGREEMENT AND THE VALUE OF THE PROPERTIES SECURING OUR $150.0 MILLION CREDIT FACILITY.  ACCORDINGLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES AT ANY TIME MAY BE LESS THAN $35.0 MILLION AND $150.0 MILLION, RESPECTIVELY.  ADDITIONALLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS;

•                  ACTUAL COSTS UNDER OUR CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT FACILITIES;

•                  THIS QUARTERLY REPORT ON FORM 10-Q REPORTS OUR CASH RECEIPTS RESULTING FROM THE SALE OF OUR PHARMACY BUSINESS TO BE $34.3 MILLION, BEFORE TAXES AND TRANSACTION COSTS.  HOWEVER, THE PURCHASE AGREEMENT INCLUDED CUSTOMARY INDEMNIFICATION OBLIGATIONS AND REQUIRED US TO ESCROW A PORTION OF THE PURCHASE PRICE AT CLOSING IN CONNECTION WITH THE INDEMNIFICATION OBLIGATIONS.  IF WE ARE REQUIRED TO PAY AMOUNTS (INCLUDING WITH ESCROWED PROCEEDS) TO SATISFY INDEMNIFICATION OBLIGATIONS IN THE FUTURE, THE ACTUAL CASH RECEIPTS WE MAY REALIZE FROM THIS SALE, AND ANY CORRESPONDING CAPITAL GAIN, MAY BE REDUCED;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE AND SNH HAVE ENTERED AN AGREEMENT TO SELL ONE SNF THAT WE LEASE FROM SNH.  THIS SALE IS SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF SUCH TRANSACTIONS.  THESE TERMS AND CONDITIONS MAY NOT BE MET.  AS A RESULT, THIS TRANSACTION MAY BE DELAYED OR MAY NOT OCCUR OR ITS TERMS MAY CHANGE;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE AND SNH HAVE DECIDED TO OFFER FOR SALE NINE OTHER SENIOR LIVING COMMUNITIES THAT WE LEASE FROM SNH AND THAT WE HAVE DECIDED TO OFFER FOR SALE ONE COMMUNITY WHICH WE OWN.  HOWEVER, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SELL THESE COMMUNITIES ON TERMS ACCEPTABLE TO US OR OTHERWISE; AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH SNH, RMR AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION, REGULATIONS OR RULE MAKING AFFECTING OUR BUSINESS, CHANGES IN OUR REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

10.1	Summary of Director Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2013.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: July 31, 2013

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: July 31, 2013