Form 10-K/A
period 2012-12-31
FIVE STAR QUALITY CARE INC
filed 2014-04-16
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Number of the registrant’s common shares outstanding as of February 15, 2013: 48,234,022.

References in this Annual Report on Form 10-K to “we,” “us” or “our” mean Five Star Quality Care, Inc. and its consolidated subsidiaries unless the context otherwise requires.

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

THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

FIVE STAR QUALITY CARE, INC.

2012 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

(dollars in thousands)

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012, or this Amended 2012 Annual Report, to amend and restate financial statements and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2012, or our 2012 Annual Report, which was filed with the Securities and Exchange Commission, or the SEC, on February 19, 2013.

As more fully described in Note 18 to the Notes to our Consolidated Financial Statements included in Item 15 of this Amended 2012 Annual Report, subsequent to the filing of our 2012 Annual Report our management and the Audit Committee of our Board of Directors, or our Audit Committee, concluded that our consolidated financial statements for the years ended December 31, 2012 and 2011 contained within our 2012 Annual Report should be restated, and that those financial statements previously filed with the SEC should no longer be relied upon.  We are restating our consolidated financial statements for the years ended December 31, 2012 and 2011 contained within this Amended 2012 Annual Report to correct certain errors in the accounting for income taxes and other errors.  Specifically, the accounting for income tax errors relate to, among other things, the measurement of deferred tax assets for net operating losses and tax credits and the measurement of deferred tax assets and liabilities for temporary differences related to fixed assets, intangible assets and investments.  In addition, as part of the restatement we have corrected certain other errors related to insurance receivables, security deposits, accrual of fixed asset additions, classification of senior living operating expenses and certain other immaterial items.  The net impact of correcting the errors resulted in an increase to our shareholders’ equity of $6,749 and $8,127 at December 31, 2012 and 2011, respectively, and a decrease to net income of $1,404 for the year ended December 31, 2012 and an increase to net income of $6,586 for the year ended December 31, 2011.  We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total.  The restated financial statements include the proceeds from the sale of our pharmacy business of $34,298 for the year ended December 31, 2012 as cash provided by investing activities of discontinued operations and reflect the correction of other errors in the separate disclosures of cash flows for continuing operations and discontinued operations.  We have also corrected the footnote presentation of the classification of $11,550 and $11,692 of our available for sale debt securities as of December 31, 2012 and December 31, 2011, respectively, from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable which increased $9,947 and $8,956 as of December 31, 2012 and December 31, 2011, respectively.

In the second quarter of 2013, we and Senior Housing Properties Trust, or SNH, offered for sale 10 senior living communities that we lease from SNH and classified those communities as discontinued operations.  Also, during the second quarter of 2013, we offered for sale one senior living community we own and classified this community as discontinued operations.  In the third quarter of 2013, in connection with entering into a purchase agreement with SNH and certain unrelated parties, we reclassified our rehabilitation hospital business as discontinued operations.  These 11 senior living communities and our rehabilitation hospital business are retrospectively presented as discontinued operations throughout this Amended 2012 Annual Report.  Please see Note 18 to the Notes to our Consolidated Financial Statements included in Item 15 of this Amended 2012 Annual Report for more information regarding the effect of the retrospective adjustments to reflect discontinued operations and the correction of errors for the years ended December 31, 2012 and 2011.

As a result of the errors described above, we determined that our disclosure controls and procedures were not effective as of December 31, 2012, and we reassessed the effectiveness of our internal control over financial reporting and determined that we had material weaknesses in our internal controls over accounting for income taxes, that we lacked sufficient personnel with requisite technical accounting competencies and that we had an insufficient level of oversight in the financial statement close process.  As a result, we concluded that our internal control over financial reporting was ineffective as of December 31, 2012.

Amendments to our 2012 Annual Report included in this Amended 2012 Annual Report

The following sections of our 2012 Annual Report are amended and being filed in their entirety in this Amended 2012 Annual Report:

•                  Part I, Item 1. Business;

•                  Part I, Item 1A. Risk Factors;

•                  Part I, Item 2. Properties;

•                  Part II, Item 6. Selected Financial Data;

•                  Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•                  Part II, Item 9A. Controls and Procedures; and

•                  Part IV, Item 15. Exhibits and Financial Statement Schedules.

This Amended 2012 Annual Report contains only the items and exhibits to our 2012 Annual Report that are being amended and restated, and unaffected items are not included herein.

PART I

Item 1.  Business

GENERAL

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of December 31, 2012, we operated 250 senior living communities located in 31 states containing 29,701 living units, including 219 primarily independent and assisted living communities with 26,856 living units and 31 SNFs with 2,845 living units.  As of December 31, 2012, we owned and operated 30 communities (2,920 living units), we leased and operated 181 communities (20,091 living units) and we managed 39 communities (6,690 living units).  Our 250 senior living communities included 10,311 independent living apartments, 14,116 assisted living suites and 5,274 skilled nursing units.  We have classified as discontinued operations two SNFs and one assisted living community owned and operated by us containing 303 living units as well as seven SNFs and four assisted living communities we lease from SNH and operate containing 824 living units and have excluded such SNFs and assisted living communities from all the preceding data in this paragraph.

As of December 31, 2013, we also leased from SNH and operated two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and at three satellite locations.  In addition, as of that date, we leased and operated 13 outpatient clinics affiliated with these rehabilitation hospitals. We have classified the rehabilitation hospital business as discontinued operations.

We were created by SNH in April 2000 to operate 54 SNFs and two assisted living communities repossessed from former SNH tenants.  As of December 31, 2012, we leased from SNH 188 senior living communities and two rehabilitation hospitals pursuant to four long term leases (including 11 senior living communities and two rehabilitation hospitals that we have classified as discontinued operations).  For more information about our leases with SNH see “Our SNH Leases and Management Agreements” in Item 2 of this Amended 2012 Annual Report.  We were incorporated in Delaware in April 2000 and reincorporated in Maryland in September 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding shares of common stock, $.01 par value, or our common shares, to its shareholders and we became a separate, publicly owned company listed on the American Stock Exchange (now the NYSE MKT).  In February 2011, we transferred the listing of our common shares to the New York Stock Exchange, or the NYSE.

The property information included in this Amended 2012 Annual Report retrospectively reports certain properties that we have classified as discontinued operations subsequent to the filing of our 2012 Annual Report.  This retrospective reporting is in accordance with accounting interpretations of the SEC that requires restated financial statements to reflect the effects of subsequent accounting matters requiring retrospective treatment that have been reflected in filings with the SEC subsequent to the original filing of the financial statements, and which subsequent filings are incorporated by reference into a registration statement.  Accordingly, 11 senior living communities and our rehabilitation hospital business which we classified as discontinued operations in the second and third quarters of 2013, respectively, are retrospectively accounted for as discontinued operations throughout this Amended 2012 Annual Report.

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

Independent Living Communities.  Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly maid service or services of a social director. Additional services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the community are dedicated to assisted living or nursing services.  As of December 31, 2012, our continuing operations included 10,311 independent living apartments in 86 communities that we operate.

Assisted Living Communities.  Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community as requested or at regularly scheduled times.  As of December 31, 2012, our continuing operations included 14,116 assisted living suites in 197 communities that we operate.

Skilled Nursing Facilities.  SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF generally includes one or two beds per room with a separate bathroom in each room and shared dining facilities.  SNFs are staffed by licensed nursing professionals 24 hours per day.  As of December 31, 2012, our continuing operations included 5,274 skilled nursing units in 72 communities that we operate.

Rehabilitation Hospitals.  Rehabilitation hospitals, also known as inpatient rehabilitation facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in SNFs.  Patients in IRFs generally receive a minimum of three hours of daily rehabilitation services.  IRFs also provide onsite pharmacy, radiology, laboratory, telemetry, hemodialysis and orthotics/prosthetics services.  Outpatient satellite clinics are often included as part of the services offered by IRFs.  As of December 31, 2012, our two rehabilitation hospitals had 321 beds available for inpatient services and provided rehabilitation services at the two hospitals and at three satellite locations.  In addition, we operate 13 outpatient clinics affiliated with our rehabilitation hospitals where patients discharged from hospitals can continue their therapy programs and receive amputee, brain injury, neurorehabilitation, cardio-pulmonary, orthopedic, spinal cord injury, stroke and other rehabilitation services.  We have classified our rehabilitation hospital business as discontinued operations.

OUR RECENT HISTORY

Senior Living

We have grown our business through acquisitions, through initiation of long term leases of independent and assisted living communities where residents’ private resources account for a large majority of revenues and through entering into long term contracts to manage independent and assisted living communities.  In 2012 we began managing 17 additional communities containing 3,364 living units pursuant to long term contracts with SNH.  These communities are located in 11 states throughout the United States.

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

Discontinued Operations

Under our leases with SNH, we may request SNH to sell certain noneconomic properties that we lease pursuant to those leases, which if sold, would reduce our rent payable to SNH, as determined pursuant to the lease. For more information about our leases with SNH see “Our SNH Leases and Management Agreements” in Item 2 of this Amended 2012 Annual Report.

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

In addition, 11 senior living communities, which we classified as discontinued operations in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and our rehabilitation hospital business, which we classified as discontinued operations during the third quarter of 2013, are retrospectively accounted for as discontinued operations throughout this Amended 2012 Annual Report.

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

In addition to managing our existing operations, we currently intend to continue to grow our business by adding to our operations primarily independent and assisted living communities we operate and manage where residents’ private resources account for a large majority of revenues.  We expect some of these increases may be achieved by our entering leases or management agreements and some may be achieved by our purchasing communities.  Since we became a public company in late 2001, we have acquired or have begun to lease 180 primarily independent and assisted living communities; in the year ended December 31, 2012, these 180 communities realized approximately 86% of their revenues from residents’ private resources, rather than from Medicare and Medicaid. Historically, we have principally expanded our operations by entering operating leases. Recently, we have started to expand our operations by acquiring senior living communities for our own account and entering agreements to manage senior living communities which are owned by others.  In the future, we expect to continue to grow our business by adding communities that we either own, lease or manage.

OPERATING STRUCTURE

We have four operating divisions.  Three of our divisions are each responsible for multiple regions with respect to our senior living communities that consist of independent, assisted living and skilled nursing units.  One of our divisions is responsible for our rehabilitation and wellness inpatient and outpatient clinics which are associated with our senior living communities.  Each division is headed by a divisional vice president with extensive experience in the senior living industry.  We have several regional offices within our divisions.  Each regional office is responsible for multiple communities and is headed by a regional director of operations with extensive experience in the senior living industry.  Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist.  Regional staffs are responsible for all of our senior living community operations within a region, including:

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

As described in this Amended 2012 Annual Report, we have a business management and shared services agreement, or the business management agreement, with RMR pursuant to which RMR provides to us certain business management, administrative and information system services, including internal audit, capital markets, legal, investor relations and tax services, among other matters.

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

The healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is affected by the budgetary policies of both the federal and state governments.  Reimbursements under the Medicare and Medicaid programs for skilled nursing, physical therapy and rehabilitation services provide operating revenues at our rehabilitation hospitals and affiliated clinics and at some of our senior living communities (principally our SNFs).  We derived approximately 24%, 26% and 26% of our consolidated revenues from continuing operations from Medicare and Medicaid programs for each of the years ended December 31, 2012, 2011 and 2010, respectively.  We derived approximately 70%, 68% and 64% of our rehabilitation hospital revenues, which we have classified as discontinued operations, from Medicare and Medicaid programs for each of the years ended December 31, 2012, 2011 and 2010, respectively.

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

Assisted Living Communities.  According to the National Center for Assisted Living, or NCAL, a majority of states provide or are approved to provide Medicaid payments for personal care and medical services to some residents in licensed assisted living communities under waivers granted by or under Medicaid state plans approved by the Centers for Medicare and Medicaid Services, or CMS, of the United States Department of Health and Human Services, or HHS. State Medicaid programs control costs for assisted living and other home and community based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to assisted living community operators are generally lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher level of health services provided in SNFs. States that administer Medicaid programs for services in assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. Although states apply different standards in these matters, we believe that these monitoring processes are similar to the relevant states’ inspection processes for SNFs.

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

HHS, the Senate Special Committee on Aging, and the Government Accountability Office, or the GAO, have studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to SNFs. Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living facilities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. Based on our analysis of recent economic and regulatory trends, we do not believe that the federal government is likely to have a material impact on the assisted living industry’s current regulatory environment unless it also undertakes expanded funding obligations. CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the Deficit Reduction Act of 2005, or the DRA, the ACA (as defined and described below) and other authorities, through the use of several programs.  One such program, the Community First Choice, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures.  California was the only state to implement the CFC Option in fiscal year 2012, but at least six other states have reported that they plan to implement it in 2013.  We are unable to predict the effect of the implementation of the CFC Option and other similar programs.

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

CMS implemented the PPS for SNFs pursuant to the Balanced Budget Act of 1997, or the BBA. Under the PPS, SNFs receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. The PPS requires SNFs to assign each resident to a care group depending on that resident’s medical characteristics and service needs. These care groups are known as Resource Utilization Groups, or RUGs, and CMS establishes a per diem payment rate for each RUG. Medicare PPS payments cover substantially all services provided to Medicare residents in SNFs, including ancillary services such as rehabilitation therapies. CMS updates PPS payment rates each year by a market basket update to account for inflation and periodically implements changes to the RUG categories and payment rates.

Effective October 1, 2010, CMS adopted rules that implemented a new PPS case mix classification system known as RUG-IV and a new resident assessment instrument, Minimum Data Set 3.0, which SNFs must use to collect clinical data to assign residents to RUG-IV reimbursement categories. RUG-IV expanded the number of categories to which residents may be assigned and eliminated the “look-back” period for preadmission services to include only services furnished during the SNF stay. CMS also set limits on payments to SNFs for concurrent therapies.

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

Rehabilitation Facility Regulation and Rate Setting.  Our two IRFs, which we have classified as discontinued operations, are subject to federal, state and local regulation that affects their business activities and determines the rates they receive for services.  Governmental and non-governmental agencies periodically inspect these IRFs to ensure continued compliance with various licensure and accreditation standards.  In addition, CMS certifies these facilities to participate in the Medicare program, and these facilities receive a significant portion of their revenues from that program.

CMS establishes standards that facilities must meet in order to be classified as IRFs under the Medicare program.  One such standard is known as the “60% Rule.”  As amended by the Medicare, Medicaid and the SCHIP Extension Act of 2007, the 60% Rule provides that, to be considered an IRF and receive reimbursement under the IRF PPS, at least 60% of a facility’s total inpatient population must receive the facility’s services for treatment of at least one of 13 designated medical conditions.  To comply with the 60% Rule and maintain revenue levels, many IRFs have reduced the number of non-qualifying patients treated and replaced them with qualifying patients, established other sources of revenues or both.  We believe that our IRFs have been and are operating in compliance with the 60% Rule, and we are taking actions to assure continued compliance; however, we can provide no assurance that we will be able to continue to comply with this rule, or that CMS will not make a determination that we were non-compliant in a prior year.  The Obama Administration has proposed in the past, and may propose in the future, changing the rule to a higher percentage, such that a greater percentage of a facility’s population would need to receive services for treatment of a designated condition.  If such an increase were enacted, maintaining our compliance with the rule will become more difficult.

Medicare reimburses IRFs under a PPS implemented in 2002 pursuant to the BBA. Under the IRF PPS, reimbursement is paid at a predetermined per-discharge rate.  To determine the per-discharge rate, CMS classifies patients into case mix groups based on their clinical characteristics and expected resource needs.  IRFs must assign each patient to one of these groups, and separate payment rates are calculated for each group.  The IRF PPS case mix group payment rates are calculated to cover all operating and capital costs that an IRF is expected to incur while furnishing that group’s covered inpatient rehabilitation services.  Capital costs are not facility-specific.

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

In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty line.  In upholding the Medicaid expansion, the Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with Medicaid expansion, instead allowing the Secretary only to deny new expansion funding.  As a result of the Court’s ruling, some states may choose not to participate in the Medicaid expansion or may delay their participation.  We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs on us.

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

In addition, other aspects of the ACA that affect employers generally, including the employer shared responsibility provisions that become effective on January 1, 2014, may have an impact on the design and cost of the health coverage that we offer to our employees. Due to the scope and complexity of the provisions of the ACA that apply to employers and employer group health plans, it is difficult to predict the overall impact of the ACA on our employee benefit plans and our cost of doing business over the coming years. We will continue to analyze how to provide our employees with cost-effective coverage, taking into account the various requirements of the ACA and the impact of any changes on our ability to attract and retain employees. For information on some recent changes that we have made to the health insurance coverage we offer employees in response to the rising cost of health insurance generally, please see the information contained below under the caption “Insurance” in this Business section of this Amended 2012 Annual Report.

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

Governmental authorities are devoting increasing attention and resources to the prevention, detection, and prosecution of healthcare fraud and abuse. The HHS OIG has guidelines for SNFs and IRFs intended to assist them in developing voluntary compliance programs to prevent fraud and abuse; these guidelines recommend that CMS identify SNFs that are billing for higher paying RUGs and more closely monitor compliance with patient therapy assessments as methods of fraud prevention. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits.  The ACA facilitates the Department of Justice’s, or the DOJ’s, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, OIG, DOJ and the states.  In addition, the ACA requires all states to terminate any fraudulent provider that has been terminated by Medicare or by another state.  HHS estimates that these fraud prevention and audit efforts will reduce Medicare payments by $2.1 billion over the next five years.

Our facilities must comply with laws designed to protect the confidentiality and security of individually identifiable patient information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, our facilities that are “covered entities” within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and security rules for electronic PHI.  HIPAA and the HITECH Act are intended to ensure patient privacy and the efficiency of healthcare claims and payment transactions.  There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws.  Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of $1,500,000 per calendar year.  On January 17, 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which will be effective on March 26, 2013 and requires compliance with most provisions by September 23, 2013.  Pursuant to the Omnibus Rule, “covered entities” must make certain modifications to any business associate agreements that they have in place with their “business associates” within the meaning of HIPAA, depending on the circumstances.  In addition, the Omnibus Rule requires “covered entities” to modify and redistribute their notices of privacy practices to include certain provisions relating to the use of PHI.  Further, the Omnibus Rule modifies the standard for providing breach notices, which was previously based on an analysis of the harm resulting from any disclosure to a more objective analysis on whether any PHI was actually acquired or viewed as a result of the breach.  In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and PHI.  In some states, these laws are more burdensome than HIPAA.  In instances in which the state provisions are more stringent than HIPAA, our facilities must comply with applicable federal and state standards.

Our facilities must comply with the Americans with Disabilities Act, or the ADA, and similar state and local laws to the extent that such facilities are “public accommodations” as defined in those statutes.  The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our facilities and make appropriate modifications.

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

INSURANCE

Litigation against senior living and healthcare companies has increased during the past few years.  As a result, liability insurance costs have risen.  Also, our insurance costs for workers’ compensation and employee healthcare have increased.  To partially offset these insurance cost increases, we have taken a number of actions including the following:

•                  we have become fully self insured for all health related claims of covered employees;

•                  we have increased the deductible or retention amounts for which we are liable under our liability insurance;

•                  we have established an offshore captive insurance company which participates in our liability, workers’ compensation and automobile insurance programs. These programs may allow us to reduce our net insurance costs by allowing us to retain the earnings on our reserves, provided that our claims experience matches that projected by various statutory and actuarial formulas;

•                  we have increased the amounts that some of our employees are required to pay for health insurance coverage and as co-payments for health services and pharmaceutical prescriptions and decreased the amount of certain healthcare benefits as well as adding a high deductible health insurance plan as an option for our employees;

•                  we have hired professional advisors to help us establish programs to reduce our insured workers’ compensation and professional and general liabilities, including a program to monitor and proactively settle liability claims and to reduce workplace injuries;

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

We partially self insure up to certain limits for workers’ compensation, professional liability and property coverage.  Claims in excess of these limits are insured up to contractual limits, over which we are self insured.  Our current insurance arrangements are generally renewable annually in June. We do not know if our insurance charges and self insurance reserve requirements will increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means in the future.  For more information about our new insurance initiative see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” of this Amended 2012 Annual Report.

COMPETITION

The senior living services and rehabilitation hospital businesses are highly competitive. We compete with numerous other companies that provide senior living and rehabilitation hospital services, including home healthcare companies and other real estate based service providers.  We have large lease obligations and limited financeable assets.

Many of our existing competitors are larger than us and have greater financial resources than us.  We may expand our business with SNH and our relationships with SNH and RMR may provide us with competitive advantages; however, SNH is not obligated to provide us with opportunities to lease additional properties. Some of our competitors are not for profit entities which have endowment income and may not have the same financial pressures that we face.  We cannot provide any assurance that we will be able to compete successfully for business.  For additional information on competition and the risks associated with our business, please see “Risk Factors” of this Amended 2012 Annual Report.

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

The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions.  We believe these laws being enacted or proposed may cause energy costs at our communities to increase in the future.  In the longer term, we believe any such increased costs will be passed through and paid by our patients, residents and other customers in higher charges for our services.  However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.  For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change.”

INTERNET WEBSITE

Our internet website address is www.fivestarseniorliving.com.  Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, our policy outlining procedures for handling concerns or complaints about internal accounting controls or auditing matters and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, Massachusetts, 02458 or at our website.  We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC.  Any stockholder or other interested party who desires to communicate with our non-management Directors, individually or as a group, may do so by filling out a report on our website.  Our Board of Directors also provides a process for security holders to send communications to our entire Board of Directors.  Information about the process for sending communications to our Board of Directors can be found on our website.  Our website address and website addresses of one or more unrelated third parties are included several times in this Amended 2012 Annual Report as textual references only and the information in any such website is not incorporated by reference into this Amended 2012 Annual Report.

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

For the year ended December 31, 2012, our revenues from our continuing operations were $1.21 billion and our operating expenses were $1.19 billion. A small percentage decline in our revenues or increase in our expenses could have a material negative impact on our operating results because some of our fixed costs, such as our base rent, would not decrease during times of lower economic activity and could not be reduced to offset other expenses which may be increasing.

The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.

Some of our current operations, especially our SNFs and our IRFs, receive significant revenues from Medicare and Medicaid. During the years ended December 31, 2011 and 2012, we received approximately 26% and 24%, respectively, of our senior living revenues from continuing operations, and 68% and 70%, respectively, of our IRF revenues, which we have classified as discontinued operations, from these programs. The Obama Administration and some members of Congress have proposed Medicare and Medicaid policy changes and rate reductions to take effect during the next several years. The ACA includes provisions that reduce annual Medicare rate increases to account for inflation affecting IRFs and that may result in future payment rates for a fiscal year being less than payment rates for a preceding fiscal year for SNFs and IRFs. Effective as of October 1, 2011, CMS reduced aggregate Medicare payment rates for SNFs by approximately 11.1% for federal fiscal year 2012. We are unable to predict how the continued Medicare rate reductions under the ACA will affect our future financial results of operations.

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

Our residents paid approximately 76% of our senior living revenues from our continuing operations during the year ended December 31, 2012 from their private resources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources.  Inflation, continued high levels of unemployment, market declines affecting the value and liquidity of personal assets, or other circumstances that adversely affect the ability of the elderly or their families to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

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

Wages and employee benefits from continuing operations were approximately 47% of our 2012 total operating costs. We compete with other operators of senior living communities and rehabilitation hospitals to attract and retain qualified personnel responsible for the day to day operations of our communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, we may have to compete with numerous other employers for lesser skilled workers. Further, when we acquire new facilities we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers’ compensation insurance costs, have materially increased in recent years and, as discussed above, we cannot predict the future impact of the ACA on the cost of employee health insurance. Although we have determined our self insurance reserves with guidance from third party professionals, our reserves may be inadequate. Increasing employee health and workers’ compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and negatively affect our earnings. We cannot assure that our labor costs will not increase or that any increase will be matched by corresponding increases in rates we charge to residents. Any significant failure by us to control labor costs or to pass on any such increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to extensive regulation which increases our costs and may result in losses.

Licensing and Medicare and Medicaid laws require operators of senior living communities, rehabilitation hospitals, and clinics to comply with extensive standards governing operations and physical environments. Federal and state laws also prohibit fraud and abuse by senior living providers, rehabilitation hospitals and clinic operators, including civil and criminal laws that prohibit false claims and that regulate patient referrals in Medicare, Medicaid and other programs. In recent years, federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare generally. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. When federal or state agencies identify violations of anti-fraud, false claims, anti-kickback and physician referral laws, they may impose or seek civil or criminal penalties, treble damages and other governmental sanctions, and may revoke the healthcare facility’s license or make conditional or exclude the healthcare facility from Medicare or Medicaid participation. In addition, when these agencies determine that there have been quality of care deficiencies or improper billing, they may impose or seek various remedies or sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, governmental oversight, temporary management, loss of licensure and criminal penalties. Certain states and the federal government may determine that citations relating to one facility affect other facilities operated by the same entity or related entities, which may negatively impact an operator’s ability to maintain or renew other licenses or Medicare or Medicaid certifications or to secure new licenses or certifications.

Our communities incur sanctions and penalties from time to time. As a result of the healthcare industry’s extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures, and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase. In addition, we have been subjected to sanctions and penalties in the past, but none have been material to us.  If we become subject to additional regulatory sanctions or repayment obligations at any of our existing facilities (or any of our acquired facilities with prior deficiencies that we are unable to correct or resolve following the acquisition), however, our business may be adversely affected, and we might experience financial losses. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or any penalties, repayments, or sanctions, and the increasing costs of required compliance with applicable federal and state laws, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

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

Our growth strategy may not succeed.

We have grown our business through acquisitions, through initiation of long term leases of independent and assisted living communities where residents’ private resources account for a large majority of revenues and through entering into long term contracts to manage independent and assisted living communities.  Our business plan includes taking advantage of an increasing demand for senior living communities and acquiring additional senior living communities. Our growth strategy involves risks, including the following:

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

•                        to the extent we incur acquisition debt or leases, our operating leverage and resulting risks of debt defaults may increase; and, to the extent we issue additional equity to fund our acquisitions, our stockholders’ percentage of ownership will be diluted; and

•                        combining our present operations with newly acquired operations may disrupt operations or cost more than anticipated.

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

Medicare pays a significant amount of the revenues at our rehabilitation hospitals. For cost reporting periods starting on and after July 1, 2006, at least 60% of an IRF’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions in order for the facility to be classified as an IRF by the Medicare program. Although we believe we are in compliance with the 60% Rule, and we expect to remain in compliance with this rule, we may not be able to remain in compliance, or CMS could determine that we were non-compliant in a prior year.  Such an event would result in these hospitals being subject to Medicare reclassification to a different type of provider and our receiving lower Medicare payment rates retroactively or prospectively.  Reductions in our Medicare payments as a result of the reclassification of our rehabilitation hospitals would materially and adversely affect our financial conditions and results of operations.  If Congress were to raise the 60% Rule to a higher percentage, as the Obama Administration has proposed in the past and may propose in the future, maintaining our compliance with the rule would become more difficult.  Also, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. If our facilities were required to make substantial retroactive repayments to Medicare, our financial condition and results of operations may be materially and adversely affected.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including medical records, financial transactions and maintenance of records, which may include personally identifiable information of patients, residents and other customers, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as personally identifiable information relating to health and financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings.

State regulations governing assisted living facilities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most resident agreements allow residents to terminate their agreements on 30 days’ notice. Thus, we may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings could be materially and adversely affected. In addition, the advanced ages of our senior living residents makes the resident turnover rate in our senior living communities difficult to predict.

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

Our total consolidated long term debt as of December 31, 2012 was approximately $37.6 million and represented approximately 10% of our total book capitalization as of that date. In addition to our indebtedness, we have substantial lease and other obligations. The indenture governing the Notes does not limit the amount of additional indebtedness, including senior or secured indebtedness, which we can create, incur, assume or guarantee, nor does it limit the amount of indebtedness or other liabilities that our subsidiaries can create, incur, assume or guarantee.

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

Our business is subject to possible conflicts of interest as follows:

•                        as of December 31, 2012, we leased from SNH 188 of our 261 senior living communities (including 11 senior living communities which we have classified as discontinued operations) and our two rehabilitation hospitals (which we have classified as discontinued operations) for total annual rent of approximately $197.7 million plus percentage rent based on increases in gross revenues at certain properties;

•                        as of December 31, 2012, we managed 39 senior living communities which are owned by SNH, and during 2012, we realized $5.6 million in management fees from SNH plus reimbursement of approximately $123.3 million of operating expenses which we incurred at these managed communities;

•                        we manage a portion of a senior living community for D&R Yonkers LLC, which is owned by SNH’s President and Chief Operating Officer and its Treasurer and Chief Financial Officer and to which SNH subleases such portion;

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

•                        RMR’s simultaneous contractual obligations to us and SNH create potential conflicts of interest, or the appearance of such conflicts of interest, and under the business management agreement with RMR, in the event of a conflict between SNH and us, RMR may act on behalf of SNH rather than on our behalf; and

•                        we lease our headquarters from an affiliate of RMR.

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

We believe that our historical and ongoing business dealings with SNH, RMR and D&R Yonkers LLC have benefited us and that, despite the foregoing possible conflicts of interest, the transactions we have entered with SNH, RMR and D&R Yonkers LLC have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, in the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, stockholder litigation, dissident stockholder director nominations and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with SNH, RMR, D&R Yonkers LLC, AIC, the other businesses and entities to which RMR provides management services, Messrs. Portnoy and Martin and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention.

Our leases of certain of our senior living communities are subordinated to mortgage debt of SNH, and a default by SNH could result in the termination of those leases.

Our leases with SNH for 31 of our senior living communities, which had 2012 revenues totaling $195.1 million, are subordinated to mortgage financing secured by such communities. As a result, in the event SNH was to default on such mortgage financing, by reason of our default under our leases or for reasons unrelated to us or beyond our control, and its lender were to foreclose on such properties, our leases would terminate as a matter of law. While we may be able to enter into new leases with the lenders or the purchaser or purchasers of such properties, or they may elect to continue our occupancy under the terms of the lease as if there had been no foreclosure, such parties are not obligated to pursue either such option and, if we are able to retain possession, the terms of our continued occupancy may not be as favorable to us as those contained in our leases with SNH. If we do not enter into new leases of such communities following a foreclosure, we would lose the right to continue to operate these communities and we may incur material obligations to residents, employees and other parties as a result of such loss, each of which could have a material and adverse effect on our results of operations.

Ownership limitations, anti-takeover and other provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland law, may prevent our stockholders from receiving a takeover premium or from implementing changes.

Our charter and bylaws contain separate provisions which prohibit any stockholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares of stock.  The 9.8% ownership limitation in our charter is consistent with our contractual obligations with SNH to not take actions that may conflict with SNH’s status as a REIT under the Internal Revenue Code.  The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of our net operating losses and other tax benefits.  We also believe these provisions promote good orderly governance.  These provisions inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our charter and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to our stockholders, including, for example, provisions relating to:

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

•                        the power of our Board of Directors, without a stockholders’ vote, to authorize and issue additional shares and create classes of shares on terms that it determines;

•                        required qualifications for an individual to serve as a Director and a requirement that certain of our Directors be “Independent Directors” and other Directors be “Managing Directors” as defined in our bylaws;

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

Our contracts with SNH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly, our bylaws provide that actions by our stockholders against us or against our Directors and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our stockholders may not be able to pursue litigation for these disputes in courts against SNH, RMR or our Directors or officers. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may experience losses from our business dealings with Affiliates Insurance Company.

We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, SNH, RMR and five other companies to which RMR provides management services each own 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Climate change legislation and resulting increased energy costs at our communities could materially and adversely affect our business, financial condition and results of operations.

The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our communities to increase in the future.  In the longer term, we believe any such increased costs will be passed through and paid by our patients, residents and other customers in higher charges for our services.  However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.  For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of Climate Change.”

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

•                        changes in our operating results;

•                        changes in analysts’ expectations; and

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

Item 2.   Properties

OUR SENIOR LIVING COMMUNITIES

As of December 31, 2012, we owned or leased and operated as continuing operations 211 senior living communities which we have categorized into two groups as follows:

								Percent of
		Type of units				Average	Revenues for	revenues
		Indep.	Assist.	Skilled	Total	occupancy for	the year ended	from private
	No. of	living	living	nursing	living	the year ended	Dec. 31, 2012	resources
Type of community	communities	apts.	suites	beds	units	Dec. 31, 2012	(Restated)	(Restated)
							(in thousands)
Independent and assisted living communities	180	6,895	11,251	2,020	20,166	86.8%	$876,632	86.4%
SNFs	31	69	—	2,776	2,845	82.8%	182,356	26.8%
Totals:	211	6,964	11,251	4,796	23,011	86.3%	$1,058,988	76.1%

Excluded from the preceding and following data are 39 independent and assisted living communities containing 3,347 independent living apartments, 2,865 assisted living suites and 478 skilled nursing beds that we manage for the account of SNH.  Also excluded are two SNFs and one assisted living community containing 303 living units that we own and seven SNFs and four assisted living communities containing 824 living units that we lease from SNH which we have classified as discontinued operations.  Unless specifically provided below or unless the context provides otherwise, the discussion and analysis provided below does not include the senior living communities we have classified as discontinued operations.

Independent and Assisted Living Communities

As of December 31, 2012, we owned or leased and operated 180 independent and assisted living communities.  We leased 146 of these communities from SNH and four of these communities from HCP, Inc., or HCP. We own the remaining 30 communities.  These communities have 20,166 living units and are located in 26 states.  The following table provides additional information about these communities and their operations as of December 31, 2012:

								Percent of
		Type of units				Average	Revenues for	revenues
		Indep.	Assist.	Skilled	Total	occupancy for	the year ended	from private
	No. of	living	living	nursing	living	the year ended	Dec. 31, 2012	resources
Location	communities	apts.	suites	beds	units	Dec. 31, 2012	(Restated)	(Restated)
							(in thousands)
1. Alabama	7	—	335	—	335	90.0%	$12,617	100.0%
2. Arizona	4	471	350	188	1,009	77.4%	41,601	81.5%
3. California	9	496	423	59	978	80.9%	43,863	92.4%
4. Delaware	6	336	322	341	999	80.2%	64,968	65.8%
5. Florida	9	1,180	718	155	2,053	92.2%	79,059	76.7%
6. Georgia	11	111	524	40	675	86.8%	25,445	93.1%
7. Illinois	2	112	73	—	185	93.7%	5,248	100.0%
8. Indiana	16	949	577	140	1,666	87.3%	64,481	87.8%
9. Kansas	3	332	67	200	599	90.7%	29,671	72.6%
10. Kentucky	9	491	281	183	955	91.7%	44,882	83.9%
11. Maryland	10	270	661	—	931	91.8%	51,852	99.8%
12. Massachusetts	1	—	124	—	124	82.3%	7,430	100.0%
13. Minnesota	1	—	230	—	230	83.5%	12,803	95.4%
14. Mississippi	2	—	114	—	114	95.4%	3,887	100.0%
15. Missouri	1	111	—	—	111	92.9%	2,725	100.0%
16. Nebraska	2	31	108	62	201	86.9%	8,599	58.9%
17. New Jersey	5	215	563	60	838	90.1%	38,563	82.9%
18. New Mexico	1	114	35	60	209	80.9%	12,196	80.7%
19. North Carolina	15	143	1,295	—	1,438	84.5%	59,421	98.1%
20. Ohio	1	143	115	60	318	89.3%	18,390	86.4%
21. Pennsylvania	10	—	1,002	—	1,002	83.8%	37,486	100.0%
22. South Carolina	18	101	857	100	1,058	82.6%	40,322	91.9%
23. Tennessee	11	7	670	—	677	95.0%	24,296	100.0%
24. Texas	9	898	588	298	1,784	81.7%	81,162	83.8%
25. Virginia	11	284	716	—	1,000	90.4%	37,998	100.0%
26. Wisconsin	6	100	503	74	677	91.3%	27,667	66.1%
Totals:	180	6,895	11,251	2,020	20,166	86.8%	$876,632	86.4%

Skilled Nursing Facilities

As of December 31, 2012, we operated 31 SNFs that we lease from SNH. These facilities have 2,845 living units and are located in seven states. The following table provides additional information about these facilities and their operations as of December 31, 2012:

		Type of units				Average		Percent of
		Indep.	Assist.	Skilled	Total	occupancy for	Revenues for	revenues
	No. of	living	living	nursing	living	the year ended	the year ended	from private
Location	communities	apts.	suites	beds	units	Dec. 31, 2012	Dec. 31, 2012	resources
							(in thousands)
1. California	4	—	—	373	373	91.5%	36,627	13.2%
2. Colorado	7	46	—	754	800	82.7%	53,769	32.1%
3. Iowa	4	19	—	285	304	82.5%	16,411	30.9%
4. Kansas	1	4	—	56	60	87.8%	3,309	26.9%
5. Nebraska	10	—	—	613	613	85.5%	33,882	30.5%
6. Wisconsin	3	—	—	504	504	74.5%	26,767	29.0%
7. Wyoming	2	—	—	191	191	77.6%	11,591	23.2%
Totals:	31	69	—	2,776	2,845	82.8%	$182,356	26.8%

OUR INPATIENT REHABILITATION HOSPITALS

As of December 31, 2012, we operated two inpatient rehabilitation hospitals that we lease from SNH.  These hospitals are located in Massachusetts and have 321 beds dedicated to inpatient rehabilitation services to patients at the two hospital locations and at three satellite locations.  In addition, we lease and operate 13 outpatient clinics affiliated with these hospitals.  For the year ended December 31, 2012, the combined revenues of these operations, which we have classified as discontinued operations, were $107.0 million, of which approximately 67% came from Medicare, 3% came from Medicaid and the remaining 30% came from health insurance companies or other sources.  The average occupancy at these inpatient facilities for the year ended December 31, 2012 was 60.3%.

OUR SNH LEASES AND MANAGEMENT AGREEMENTS

SNH Leases

The following table provides a summary of our leases (including with respect to 11 senior living communities which we have classified as discontinued operations) and is followed by a summary of the material terms of our leases with SNH.  Because it is a summary, it does not contain all of the information that may be important to you.  If you would like more information, you should read the leases which are among the exhibits listed in Item 15 of this Amended 2012 Annual Report and incorporated herein by reference.

	Number of properties	Annual minimum rent as of December 31, 2012	Initial expiration date	Renewal terms
1. Lease No. 1 for SNFs and independent and assisted living communities (1)	91	$58.8 million	December 31, 2024	Two 15-year renewal options.

2. Lease No. 2 for SNFs, independent and assisted living communities and rehabilitation hospitals	53	70.4 million	June 30, 2026	Two 10-year renewal options.

3. Lease No. 3 for independent and assisted living communities (2)	17	34.0 million	December 31, 2028	Two 15-year renewal options.

4. Lease No. 4 for SNFs and independent and assisted living communities (3)	29	34.5 million	April 30, 2017	Two 15-year renewal options.
Totals	190	$197.7 million

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

Percentage Rent.  Our leases with SNH require us to pay percentage rent at 181 of the 188 senior living communities we lease from SNH (including 11 senior living communities which we have classified as discontinued operations) equal to 4% of the amount by which gross revenues, as defined in our leases, of each property exceeds gross revenues in a specific base year.  These amounts are in addition to the minimum annual rent amounts payable by us to SNH.  We paid total percentage rent of $4.9 million in 2012.  Different base years apply to those communities that pay percentage rent. The base year is usually the first full calendar year after each community is leased.  We do not pay percentage rent for our rehabilitation hospitals.

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

Assignment and Subletting.  SNH’s consent is generally required for any direct or indirect assignment or sublease of any of the properties.  Also, in the event of any assignment or subletting, we remain liable under the applicable lease.

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

Lease Subordination.  Our leases may be subordinated to any mortgages on properties leased from SNH.  As of December 31, 2012, SNH had mortgages on 31 of our communities to which our leases were subordinated.  These 31 communities had 4,233 living units and 2012 revenues totaling $195.1 million.  SNH’s outstanding borrowing secured by mortgages on these 31 communities totaled $361.7 million as of December 31, 2012.

Financing Limitations; Security.  Our leases subject to mortgage financings of SNH require SNH’s consent before we incur debt secured by our investments in our tenant subsidiaries that lease or operate the properties subject to these leases. Further, our leases subject to mortgage financings prohibit our tenant subsidiaries from incurring liabilities, other than operating liabilities incurred in the ordinary course of business, secured by our accounts receivable or purchase money debt. We may pledge interests in our leases only if the pledge is approved by SNH.  In addition, in connection with our leases subject to mortgage financings with SNH, certain of our subsidiaries pledged to the lenders under such mortgage financings certain tangible and intangible personal property, such as accounts receivable and contract rights, located at, or arising from the operations of, the properties subject to such leases to secure their obligations under such leases and certain of their obligations relating to such mortgage financings.

Non-Economic Circumstances.  If we determine that continued operations of one or more properties is not economical, we may negotiate with SNH to close or sell that community, including SNH’s ownership in the property. In the event of such a sale, SNH receives the net proceeds and our rent for the remaining properties in the affected lease is reduced according to formulas contained in the applicable lease.

Our Relationship with SNH.  SNH is our largest landlord. We were a 100% owned subsidiary of SNH before December 31, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders.  Both we and SNH receive management services from RMR.  SNH owns 4,235,000, or 8.8%, of our outstanding common shares as of December 31, 2012.  For more information about our dealings with SNH, and about the risks which may arise as a result of these related person transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” of this Amended 2012 Annual Report.

Management Contracts

We began managing communities for SNH’s account in June 2011 in connection with SNH’s acquisition of certain senior living communities at that time.  We have since begun managing additional communities that SNH has acquired.  With the exception of the management agreement for the senior living community in New York, described in Note 15 to the Notes to our Consolidated Financial Statements included in Item 15 of this Amended 2012 Annual Report, or Note 15, which is incorporated herein by reference, the management agreements for the communities we manage for SNH’s account provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital.  The management agreements generally expire on December 31, 2031, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered.  The management agreements provide that we and SNH each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

In connection with the management agreements, we and SNH have entered into three pooling agreements, two pooling agreements which pool our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which pools our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement.  We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012.  In connection with entering into the second AL Pooling Agreement, we and SNH amended and restated the initial AL Pooling Agreement so that it includes only 20 identified communities.  The second AL Pooling Agreement includes the management agreements for the remaining communities that include assisted living units that we currently manage for SNH (other than with respect to the senior living community in New York as further described in Note 15).  We entered into the IL Pooling Agreement in August 2012.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determinations of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our incentive fees and SNH’s return of its invested capital.  Under each of the pooling agreements, SNH has the right, after the period of time specified in the agreement has elapsed and subject to our cure rights, to terminate all, but not less than all, of the management agreements that are subject to the agreement if SNH does not receive its minimum return in each of three consecutive years.  In addition, under each of the pooling agreements, we have a limited right to require the sale of underperforming communities.  Also, under each of the pooling agreements, any nonrenewal notice given by us with respect to a community is deemed a nonrenewal with respect to all the communities that are subject to that agreement.

Item 6.   Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated.  Our comparative results are impacted by community acquisitions and dispositions during the periods shown.  This data should be read in conjunction with, and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Amended 2012 Annual Report and our Consolidated Financial Statements and accompanying notes included in Item 15 of this Amended 2012 Annual Report.  For a more detailed discussion on the restatement of our previously issued financial statements, see Note 18 to the Notes to our Consolidated Financial Statements included in Item 15 of this Amended 2012 Annual Report.

	Year ended December 31,
	2012 (Restated)	2011 (Restated)	2010	2009	2008
	(in thousands, except per share data)
Operating data:
Total revenues	$1,207,145	$1,060,187	$991,195	$927,321	$841,137
Net income from continuing operations	11,824	74,168	24,705	40,650	12,298
Net income (loss) from discontinued operations	11,717	(3,381)	(1,213)	(2,320)	(16,794)
Net income (loss)	23,541	70,787	23,492	38,330	(4,496)
Basic net income (loss) per share:
Income from continuing operations	0.25	1.76	0.69	1.21	0.39
Income (loss) from discontinued operations	0.24	(0.08)	(0.03)	(0.07)	(0.53)
Net income (loss)	0.49	1.68	0.66	1.14	(0.14)
Diluted net income (loss) per share:
Income from continuing operations	0.25	1.67	0.67	1.10	0.39
Income (loss) from discontinued operations	0.24	(0.08)	(0.03)	(0.05)	(0.53)
Net income (loss)	0.49	1.59	0.64	1.05	(0.14)
Balance sheet data (as of December 31):
Total assets	592,569	599,346	379,897	413,100	412,638
Total long term indebtedness	37,621	75,996	37,905	54,167	152,865
Other long term obligations	43,067	38,039	39,211	33,590	37,344
Total shareholders’ equity	313,554	288,321	164,767	139,315	85,339

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INDUSTRY TRENDS

The senior living industry generally is experiencing growth as a result of demographic factors.  According to census data, the population in the United States over age 75 is growing much faster than the general population.  A large number of independent and assisted living communities were built in the 1990s.  This development activity caused an excess supply of new, high priced communities.  Longer than projected fill up periods resulted in low occupancy, price discounting and financial distress for many independent and assisted living operators.  Development activity was significantly reduced in the early part of the last decade.  We believe that the nationwide supply and demand for these types of facilities is about balanced today.  We believe that the aging of the United States population and the significant reliance of independent and assisted living services upon revenues from residents’ private resources should mean that these types of facilities can be profitably operated.

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

OPERATIONS

We earn our senior living revenue primarily by providing housing and services to our senior living residents.  During 2012, approximately 24% of our senior living revenues from continuing operations came from the Medicare and Medicaid programs and approximately 76% of our senior living revenues from continuing operations came from residents’ private resources.  We bill all private pay residents in advance for the housing and services to be provided in the following month.

Our material expenses are:

•                        Wages and benefits — includes wages for our employees working at our senior living communities and wage related expenses such as health insurance, workers’ compensation insurance and other benefits.

•                        Other senior living operating expenses — includes utilities, housekeeping, dietary, maintenance, marketing, insurance and community level administrative costs at our senior living communities.

•                        Rent expense — we lease 188 senior living communities (including 11 senior living communities which we have classified as discontinued operations) and two rehabilitation hospitals (which we have classified as discontinued operations) from SNH and four senior living communities from HCP.

•                        Hospital expenses — includes wages and benefits for our hospital based staff and other operating expenses related to our hospital business.

•                        General and administrative expenses — principally wage related costs for headquarters and regional staff supporting our communities and hospitals.

•                        Costs incurred on behalf of managed communities — includes wages and benefits for staff and other operating expenses related to the communities that we manage for the account of SNH, which are reimbursed to us by SNH, including from revenues we receive from the applicable managed communities, pursuant to our management agreements with SNH.

•                        Depreciation and amortization expense — we incur depreciation expense on buildings and furniture and equipment that we own and we incur amortization expense on certain identifiable intangible assets.

•                        Interest and other expenses — primarily includes interest on outstanding debt and amortization of deferred financing costs.

During 2012, we added managed communities to our senior living portfolio and sold our institutional pharmacy business. We have three operating segments: senior living communities, rehabilitation and wellness and rehabilitation hospitals. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or ASC, Topic 280, and as discussed further in Note 12 to the Notes to our Consolidated Financial Statements included in Item 15 of this Amended 2012 Report, our rehabilitation hospital operating segment has been reclassified as discontinued operations. After the reclassification of our rehabilitation hospital business as discontinued operations, our business is comprised of one reportable segment, senior living.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

As discussed further in Note 18 to the Notes to our Consolidated Financial Statements included in Item 15 of this Amended 2012 Annual Report, we are restating our consolidated financial statements for the years ended December 31, 2012 and 2011 to correct certain errors in the accounting for income taxes.   In addition, as part of the restatement we have corrected certain other errors related to insurance receivables, security deposits, accrual of fixed asset additions, classification of senior living operating expenses, and certain other immaterial items.  We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total, and corrected certain other immaterial errors in cash flow presentation.  We have also corrected the classification of certain of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable.

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

During 2012 and 2011, we made capital expenditures for property, plant and equipment in our continuing operations, on a net basis after considering the proceeds from sales of property and equipment to SNH, of $27.0 million and $26.1 million, respectively, and acquisitions of senior living communities, net of working capital assumed, of $0 and $107.8 million, respectively.

During 2012 and 2011, we received gross proceeds of $4.2 million and $10.9 million, respectively, in connection with the sale of available for sale securities and recorded a net realized loss before tax of $19,000 and a net realized gain before tax of $4.1 million, respectively.

During 2012 and 2011, we purchased and retired $12.4 million and $623,000 par value of the outstanding Notes, respectively, and recorded a gain of $45,000 and $1,000, respectively, net of related unamortized costs, on early extinguishment of debt.

Key Statistical Data For the Years Ended December 31, 2012 and 2011

The following tables present a summary of our operations for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
	2012	2011
(dollars in thousands, except average monthly rate)	(Restated)	(Restated)	Change	%/bps Change
Senior living revenue	$1,074,333	$1,038,737	$35,596	3.4%
Management fee revenue	5,817	898	4,919	547.8%
Reimbursed costs incurred on behalf of managed communities	126,995	20,552	106,443	517.9%
Total revenue	1,207,145	1,060,187	146,958	13.9%
Senior living wages and benefits	(522,444)	(510,012)	(12,432)	(2.4)%
Other senior living operating expenses	(259,749)	(249,491)	(10,258)	(4.1)%
Costs incurred on behalf of managed communities	(126,995)	(20,552)	(106,443)	(517.9)%
Rent expense	(190,184)	(183,950)	(6,234)	(3.4)%
General and administrative expenses	(61,777)	(57,443)	(4,334)	(7.5)%
Depreciation and amortization expense	(24,480)	(19,160)	(5,320)	(27.8)%
Impairment of long-lived assets	—	(3,080)	3,080	100.0%
Gain on settlement	3,365	—	3,365	100.0%
Interest, dividend and other income	881	1,240	(359)	(29.0)%
Interest and other expense	(6,268)	(3,917)	(2,351)	(60.0)%
Acquisition related costs	(108)	(1,759)	1,651	93.9%
Gain on early extinguishment of debt	45	1	44	4400.0%
(Loss) gain on sale of available for sale securities	(19)	4,116	(4,135)	(100.5)%
(Provision) benefit for income taxes	(7,904)	57,849	(65,753)	(113.7)%
Equity in earnings of Affiliates Insurance Company	316	139	177	127.3%
Income from continuing operations	$11,824	$74,168	$(62,344)	(84.1)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	39	23	16	69.6%
Number of total communities	250	234	16	6.8%

Total number of living units (end of period):
Owned and leased living units	23,011	23,011	—	—
Managed living units	6,690	3,393	3,297	97.2%
Number of total living units	29,701	26,404	3,297	12.5%

Owned and leased communities:
Occupancy %	86.3%	86.2%	n/a	10	bps
Average monthly rate	$4,373	$4,419	$(46)	(1.0)%
Percent of senior living revenue from Medicaid	11.2%	11.1%	n/a	10
Percent of senior living revenue from Medicare	12.7%	14.6%	n/a	(190	)bps
Percent of senior living revenue from private and other sources	76.1%	74.3%	n/a	180	bps

Comparable communities (senior living communities that we have owned or leased and operated continuously since January 1, 2011):

	For the years ended December 31,
	2012	2011
(dollars in thousands, except average monthly rate)	(Restated)	(Restated)	Change	%/bps Change
Senior living revenue	$1,023,752	$1,014,362	$9,390	0.9%
Senior living wages and benefits	(505,849)	(501,573)	(4,276)	(0.9)%
Other senior living operating expenses	(246,568)	(243,237)	(3,331)	(1.4)%
No. of communities (end of period)	198	198	n/a	—
No. of living units (end of period)	21,422	21,422	n/a	—
Occupancy %	85.9%	86.0%	n/a	(10	)bps
Average monthly rate	$4,499	$4,482	$17	0.4%
Percent of senior living revenue from Medicaid	11.7%	11.3%	n/a	40	bps
Percent of senior living revenue from Medicare	13.3%	14.9%	n/a	(160	)bps
Percent of senior living revenue from private and other sources	75.0%	73.8%	n/a	120	bps

Year ended December 31, 2012 Compared to year ended December 31, 2011

Our senior living revenue increased by 3.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily because we operated the 13 communities which we began operating in 2011 for a full year in 2012, partially offset by a 3.7% reduction in aggregate Medicare payment rates at our SNFs.  Our senior living revenue at the communities that we operated continuously since January 1, 2011 through December 31, 2012, or our current year comparable communities, increased 0.9% primarily due to an increase in Medicaid payment rates in certain states, partially offset by a slight decrease in occupancy and a 3.7% reduction in aggregate Medicare payment rates at our SNFs.

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

Our senior living wages and benefits increased 2.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily because we operated 13 communities which we began operating in 2011 for a full year in 2012 and because of wage increases at our current year comparable communities.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 4.1% because we operated 13 communities which we began operating in 2011 for a full year in 2012, and because of increased charges from various service providers, partially offset by a decrease in pharmacy expense and decreased utility costs as a result of mild weather experienced throughout the United States during the first quarter of 2012.  Our senior living wages and benefits at our current year comparable communities increased by 0.9% due primarily to wage increases.  Our other senior living operating expenses at our current year comparable communities increased by 1.4% primarily due to an increase in charges from various service providers, partially offset by a decrease in pharmacy expense and decreased utility costs as a result of mild weather experienced throughout the United States during the first quarter of 2012.  Our senior living rent expense increased by 3.4% compared to the year ended December 31, 2011 primarily due to the addition of six communities we began to lease during the second quarter of 2011 and our payment of additional rent for senior living community capital improvements purchased by SNH at our request since January 1, 2011.

Our depreciation and amortization expense increased by 27.8% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to additional depreciation and amortization resulting from the seven owned senior living communities that we acquired in the second and third quarters of 2011 and capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

General and administrative expenses increased by 7.5% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to increased regional personnel and information technology costs resulting from our acquisitions of additional communities during 2011, and wage increases.

Our interest, dividend and other income decreased by 29.0% for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to lower investable cash balances and lower yields realized on our investments.

Our interest and other expense increased by 60.0% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to our assumption of four mortgage notes in connection with our acquisition of four senior living communities during the second and third quarters of 2011, interest paid on our Credit Facility and the bridge loan from SNH, or the Bridge Loan, partially offset by our purchase and retirement of $13.0 million par value of the outstanding Notes since January 1, 2011.

For the year ended December 31, 2012, we recognized tax expense from continuing operations of $7.9 million, of which $1.2 million represents current state tax expense that is payable without regard to our tax loss carry forwards.  During the fourth quarter of 2011 we evaluated the realizability of certain of our deferred tax assets, which include, among other things, our net operating losses and tax credits, and determined that it is more likely than not that we will realize the benefit of such deferred tax assets.  As of December 31, 2012, our federal net operating loss carry forward, which will begin to expire in 2026 if unused, was approximately $70.8 million, and our tax credit carry forward, which will begin to expire in 2022 if unused, was approximately $11.7 million.

Discontinued operations:

Income from discontinued operations for the year ended December 31, 2012 increased $15.1 million to $11.7 million, compared to a loss of $3.4 million for the year ended December 31, 2011.  Income from discontinued operations for the year ended December 31, 2012 is primarily due to the $23.3 million gain on sale that we recorded relating to the sale of our pharmacy business, partially offset by income tax expense of $5.4 million and losses we incurred at assisted living communities, SNFs and our rehabilitation hospital business that we have sold or expect to sell.  The loss from discontinued operations for the year ended December 31, 2011 is primarily due to an impairment charge of $3.9 million to reduce the carrying value of two SNFs we own to their estimated fair value, less costs to sell, and losses we incurred at assisted living communities, SNFs and our rehabilitation hospital business that we have sold or expect to sell, partially offset by income from our pharmacy business.

Key Statistical Data For the Years Ended December 31, 2011 and 2010:

The following tables present a summary of our operations for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
(dollars in thousands, except average monthly rate)	2011 (Restated)	2010	Change	%/bps Change
Senior living revenue	$1,038,737	$991,195	$47,542	4.8%
Management fee revenue	898	—	898	100.0%
Reimbursed costs incurred on behalf of managed communities	20,552	—	20,552	100.0%
Total revenue	1,060,187	991,195	68,992	7.0%
Senior living wages and benefits	(510,012)	(486,386)	(23,626)	(4.9)%
Other senior living operating expenses	(249,491)	(233,080)	(16,411)	(7.0)%
Costs incurred on behalf of managed communities	(20,552)	—	(20,552)	(100.0)%
Rent expense	(183,950)	(176,839)	(7,111)	(4.0)%
General and administrative expenses	(57,443)	(55,486)	(1,957)	(3.5)%
Depreciation and amortization expense	(19,160)	(14,077)	(5,083)	(36.1)%
Impairment of long-lived assets	(3,080)	—	(3,080)	(100.0)%
Interest, dividend and other income	1,240	1,757	(517)	(29.4)%
Interest and other expense	(3,917)	(2,597)	(1,320)	(50.8)%
Acquisition related costs	(1,759)	—	(1,759)	(100.0)%
Gain on investments in trading securities	—	4,856	(4,856)	(100.0)%
Loss on put right related to auction rate securities	—	(4,714)	4,714	100.0%
Gain on early extinguishment of debt	1	592	(591)	(99.8)%
Gain on sale of available for sale securities	4,116	933	3,183	341.2%
Benefit (provision) for income taxes	57,849	(1,448)	59,297	4095.1%
Equity in earnings (losses) of Affiliates Insurance Company	139	(1)	140	14000.0%
Income from continuing operations	$74,168	$24,705	$49,463	200.2%

Total number of communities (end of period):
Owned and leased communities	211	198	13	6.6%
Managed communities	23	—	23	100.0%
Number of total communities	234	198	36	18.2%

Total number of living units (end of period):
Owned and leased living units	23,011	21,422	1,589	7.4%
Managed living units	3,393	—	3,393	100.0%
Number of total living units	26,404	21,422	4,982	23.3%

Occupancy %	86.2%	86.5%	n/a	(30	)bps
Average monthly rate	$4,419	$4,375	$44	1.0%
Percent of senior living revenue from Medicaid	11.1%	11.6%	n/a	(50	)bps
Percent of senior living revenue from Medicare	14.6%	14.3%	n/a	30	bps
Percent of senior living revenue from private and other sources	74.3%	74.1%	n/a	20	bps

Comparable communities (senior living communities that we have owned or leased and operated continuously since January 1, 2010):

	For the year ended December 31,
(dollars in thousands, except average monthly rate)	2011 (Restated)	2010	Change	%/bps Change
Senior living revenue	$1,010,545	$989,617	$20,928	2.1%
Senior living wages and benefits	(499,882)	(485,679)	(14,203)	(2.9)%
Other senior living operating expenses	(242,382)	(232,733)	(9,649)	(4.1)%
No. of communities (end of period)	197	197	n/a	—
No. of living units (end of period)	21,312	21,312	n/a	—
Occupancy %	86.0%	86.5%	n/a	(50	)bps
Average monthly rate	$4,491	$4,379	$112	2.6%
Percent of senior living revenue from Medicaid	11.3%	11.5%	n/a	(20	)bps
Percent of senior living revenue from Medicare	15.0%	14.4%	n/a	60	bps
Percent of senior living revenue from private and other sources	73.7%	74.1%	n/a	(40	)bps

Year ended December 31, 2011 Compared to year ended December 31, 2010

Our senior living revenue increased by 4.8% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily because the number of communities in our continuing operations that we owned and leased as of the end of the period increased from 198 to 211 and increased per diem charges to residents, partially offset by a decrease in occupancy and the CMS 11.1% reduction in aggregate Medicare payment rates for SNFs.  Our senior living revenue at the communities in our continuing operations that we operated continuously since January 1, 2010 through December 31, 2011, or our prior year comparable communities, increased 2.1% due primarily to increased per diem charges to residents, offset by a decrease in occupancy and the CMS 11.1% reduction in aggregate Medicare payment rates for SNFs.

In 2011, we began to manage 23 communities.  For the year ended December 31, 2011, we recorded management fee revenue of approximately $898,000 and $20.6 million of reimbursed costs incurred at these communities.

Our senior living wages and benefits increased 4.9% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily because the number of communities in our continuing operations that we owned and leased as of the end of the period increased from 198 to 211 and because of wage increases and increased employee health insurance costs at our prior year comparable communities.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 7.0% due to an increase in the number of communities in our continuing operations that we owned and leased from 198 to 211, plus increased charges from various service providers, marketing costs and general maintenance expenses.  Our senior living wages and benefits at our prior year comparable communities increased by 2.9% due primarily to wage increases and higher employee health insurance costs.  Our other senior living operating expenses at our prior year comparable communities increased by 4.1% primarily due to increases in charges from various service providers, marketing costs and general maintenance expenses.  Our senior living rent expense increased by 4.0% compared to the year ended December 31, 2010 primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH at our request since January 1, 2010.

Our depreciation and amortization expense increased by 36.1% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

During our evaluation of long-lived and other intangible assets, we identified and recorded an impairment of long-lived assets of $3.1 million related to several senior living communities.

General and administrative expenses increased by 3.5% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to increased regional support costs resulting from our acquisitions of additional communities during 2011, plus wage increases.

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

Our interest, dividend and other income decreased by 29.4% for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to lower investable cash balances and lower yields realized on our investments.

Our interest and other expense increased by 50.8% for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to our assumption of four mortgage notes totaling $39.2 million in connection with our acquisition of four senior living communities during 2011, interest on our outstanding balance on the Bridge Loan, partially offset by our purchase and retirement of $12.4 million par value of the outstanding Notes since January 1, 2010.

For the year ended December 31, 2011, we recognized a tax benefit from continuing operations of $57.8 million, which includes a deferred tax benefit of $58.9 million attributable to a reduction of valuation allowance and current tax expense of $1.0 million for state taxes on operating income that are payable without regard to our tax loss carry forwards.  As of December 31, 2011, our federal net operating loss carry forward, which will begin to expire in 2026 if unused, was approximately $98.2 million, and our tax credit carry forward, which will begin to expire in 2022 if unused, was approximately $10.5 million.

Discontinued operations:

Loss from discontinued operations for the year ended December 31, 2011 increased $2.2 million to $3.4 million, compared to a loss of $1.2 million for the year ended December 31, 2010.  The losses in both years are primarily due to losses we incurred at assisted living communities, SNFs and our rehabilitation hospital business that we have sold or expect to sell, partially offset by income from our pharmacy business that we have sold.  Loss from discontinued operations for the year ended December 31, 2011 includes an asset impairment charge of $3.9 million to reduce the carrying value of two SNFs to their estimated fair value based upon the then expected sale price less costs to sell.

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

Auction Rate and Available for Sale Securities

We routinely evaluate our available for sale investments to determine if they have been impaired.  If the book or carrying value of an investment is less than its estimated fair value and we expect that situation to continue for a more than a temporary period, we will record an “other than temporary impairment” loss in our consolidated statement of income.  We estimate the fair value of our available for sale investments by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer, and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses.  When we determine that impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.  We did not record an impairment charge for the years ended December 31, 2012, 2011 or 2010.

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

Assets and Liabilities

Our total current assets at December 31, 2012 were $158.6 million, compared to $162.6 million at December 31, 2011.  At December 31, 2012, we had cash and cash equivalents of $24.6 million compared to $28.4 million at December 31, 2011.  The decrease in cash and cash equivalents results from repayment of a portion of the amount outstanding under our Credit Facility, repayment of the Bridge Loan and our purchase and retirement of a portion of the outstanding Notes during 2012, each with cash on hand, partially offset by cash received from operations and the sale of our pharmacy business.  Our current and long term liabilities were $198.3 million and $80.7 million, respectively, at December 31, 2012 compared to $197.0 million and $114.0 million, respectively, at December 31, 2011.  The increase in current liabilities primarily results from the reclassification of the Notes into current liabilities at December 31, 2012 and timing of payment and accrual differences, partially offset by the repayment of the Bridge Loan.  The decrease in long term liabilities primarily results from the reclassification of the Notes into current liabilities, partially offset by an increase in accrued self insurance obligations.

We had net cash flows from continuing operations of $47.5 million for the year ended December 31, 2012 compared to $42.0 million for the year ended December 31, 2011. Acquisitions of property and equipment, including the acquisition of senior living communities, on a net basis after considering the proceeds from sales of fixed assets to SNH, were $27.0 million and $133.9 million for the years ended December 31, 2012 and 2011, respectively. During 2012 and 2011, we purchased and retired a total of $12.4 million and $623,000, respectively, par value of the outstanding Notes for $12.0 million and $622,000, respectively, plus accrued interest.

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

Our Leases and Management Agreements with SNH

As of December 31, 2012, we leased 177 senior living communities, which are included in our continuing operations, and 11 senior living communities and two rehabilitation hospitals which we have classified as discontinued operations, from SNH under four leases.  Our total annual rent payable to SNH as of December 31, 2012 was $197.7 million, excluding percentage rent based on increases in gross revenues at certain properties.  We paid approximately $4.9 million in percentage rent to SNH for the years ended December 31, 2012 and 2011.

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

During 2012, we entered into several management agreements and pooling agreements with SNH and its affiliates, as well as entered into lease amendments with SNH.  For more information regarding these 2012 activities, see Note 15, which is incorporated herein by reference.

Our Revenues

Our revenues from services to residents at our senior living communities and patients of our rehabilitation hospitals and affiliated clinics are our primary source of cash to fund our operating expenses, including rent, capital expenditures and principal and interest payments on our debt.

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

At some of our senior living communities (principally our SNFs) and our clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services. We derived approximately 24%, 26% and 26% of our consolidated revenues from continuing operations from these programs for each of the years ended December 31, 2012, 2011 and 2010, respectively.

Our net Medicare revenues from services to senior living community residents from continuing operations totaled $134.2 million, $149.9 million and $141.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $118.5 million, $113.8 million and $113.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Our net Medicare revenues from our rehabilitation hospital business, which we have classified as discontinued operations, totaled $71.1 million, $68.6 million and $60.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our net Medicaid revenues from our rehabilitation hospital business, which we have classified as discontinued operations, totaled $3.3 million, $2.7 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. CMS adopted a final rule that took effect on October 1, 2011, the effect of which was to reduce aggregate Medicare payment rates for SNFs by approximately 11.1%, or $3.87 billion, in federal fiscal year 2012.  CMS also updated Medicare payment rates for SNFs effective October 1, 2012, which CMS estimates will increase aggregate Medicare payment rates for SNFs by 1.8%, or $670 million, for federal fiscal year 2013.  Due to the prior reduction of approximately 11.1% discussed above, however, Medicare payment rates will be lower for federal fiscal year 2013 than they were in federal fiscal year 2011. We expect the reduction to Medicare SNF payment rates in federal fiscal year 2013 to be material and adverse to our future financial results of operations. Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. In addition, certain temporary increases in federal payments to states for Medicaid programs ended as of June 30, 2011. We expect the ending of these temporary federal payments, combined with the anticipated slow recovery of state revenues, to result in continued challenging state fiscal conditions. Some state budget deficits likely will increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets. We cannot currently estimate the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our expenses, but they may be material and adverse to our operations and may affect our future results of operations. Similarly, we are unable to predict the impact on us of the reforms to insurance, payment systems and healthcare delivery systems contained in and to be developed pursuant to the ACA.  Although expanded insurance availability may provide additional paying consumers for the services we provide, if the changes to be implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs, our future financial results could be adversely and materially affected.

Medicare and Medicaid programs provided approximately 70%, 68% and 64% of our revenues from our rehabilitation hospital business, which we have classified as discontinued operations, for the years ended December 31, 2012, 2011 and 2010, respectively. Effective October 1, 2011, CMS adopted a final rule that updated Medicare IRF PPS rates, which CMS estimated would result in an aggregate net increase of 2.2% in IRF Medicare payments for federal fiscal year 2012.  The rule adjusts the aggregate rates by a rebased market basket update increase of approximately 2.9% to account for inflation, reduced by an automatic 0.1% and by a productivity adjustment of 1.0%, both pursuant to the ACA, and increased by 0.4% in estimated outlier payments.  CMS subsequently adopted updated Medicare payment rates for IRFs effective October 1, 2012, which CMS estimates will increase aggregate Medicare payment rates for IRFs by 2.1%, or $140 million, for federal fiscal year 2013. The aggregate effect on our IRF Medicare payments for federal fiscal year 2013 may vary from CMS’s estimate based on wage indexes and LIP percentages contained in the final rule.

In addition, our two rehabilitation hospitals must satisfy the 60% Rule in order to be classified as an IRF by the Medicare program.  Pursuant to the 60% Rule, at least 60% of a facility’s inpatient population must require intensive rehabilitation services for one of CMS’s 13 designated medical conditions. An IRF that fails to meet the requirements of the 60% Rule is subject to reclassification as a different type of healthcare provider, the effect of which would be to lower that IRF’s Medicare payment rates.  Although we believe that our IRFs are operating in compliance with the 60% Rule, the actual percentage of patients at our IRFs who receive services for a designated condition may not be as high as we believe, and it may decline. In addition, the Obama Administration has proposed in the past, and may propose in the future, changing the 60% Rule to a greater percentage, such that a higher percentage of a facility’s population would have to receive services for treatment of a designated condition.  If the percentage were increased, our IRFs’ ability to maintain compliance with the rule would become more difficult.  Our failure to remain in compliance, or a CMS finding of noncompliance, if it occurs, will result in our receiving lower Medicare rates than we currently receive at our IRFs and could materially and adversely affect our future financial results.

Insurance

Increases over time in the costs of insurance, especially professional liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations.  Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase re-insurance for claims in excess of the self insurance amounts.  These increased costs may continue in the future.  We, RMR and other companies to which RMR provides management services are the shareholders of an insurance company, which has designed and reinsured in part a property insurance program under which we and the other shareholders participate.  For more information about our existing insurance see “Business — Insurance” of this Amended 2012 Annual Report.

Rehabilitation Hospitals

In October 2006, we began to operate two rehabilitation hospitals located in Massachusetts that provide extensive inpatient and outpatient health rehabilitation services. These hospitals are leased from SNH through June 30, 2026.  We have classified our rehabilitation hospital business as discontinued operations.

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

In the second quarter of 2013, we reclassified 11 of our held for sale senior living communities as discontinued operations.  In the third quarter of 2013, in connection with entering into a purchase agreement with SNH and certain unrelated parties, we reclassified our rehabilitation hospital business as discontinued operations.  These 11 senior living communities and our rehabilitation hospital business are retrospectively presented as discontinued operations throughout this amended 2012 Annual Report.  Please see Note 18 to the Notes to our Consolidated Financial Statements included in Item 15 of this Amended 2012 Report for more information regarding the effect of the retrospective adjustments to reflect discontinued operations and the correction of errors for the years ended December 31, 2012 and 2011.

We have reclassified the consolidated balance sheets and the consolidated statements of income for all periods presented to show the financial position and results of operations of our pharmacies, our rehabilitation hospital business and the communities which have been sold or are expected to be sold as discontinued. Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012 (Restated)	2011 (Restated)	2010
Revenues	$213,020	$251,604	$268,685
Expenses	(218,565)	(253,430)	(269,898)
Impairment on assets	(644)	(4,358)	—
(Provision) benefit for income taxes	(5,441)	2,803	—
Gain on sale	23,347	—	—
Net income (loss)	$11,717	$(3,381)	$(1,213)

Contractual Obligations Table

As of December 31, 2012, our contractual obligations from continuing and discontinued operations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long Term Debt Obligations (1) (2)	$71,132	$26,114	$2,716	$3,056	$39,246
Projected Interest on Long Term Debt Obligations (3)	29,874	3,460	5,217	4,876	16,321
Operating Lease Obligations (4)	2,351,411	198,871	395,968	372,396	1,384,176
Continuing care contracts (5)	1,708	—	794	582	332
Accrued Self Insurance Obligations (6)	34,647	—	27,910	6,737	—
Total	$2,488,772	$228,445	$432,605	$387,647	$1,440,075

(1)                                     Long Term Debt Obligations consist of the amounts due under one FNMA, three Federal Home Loan Mortgage Corporation, or FMCC, and two HUD insured mortgages as well as the outstanding Notes.

(2)                                     Holders of our outstanding Notes ($24,872 in principal amount outstanding) may require us to repurchase all or a portion of the outstanding Notes on each of October 15, 2013, 2016 and 2021, or upon the occurrence of certain change in control events prior to October 15, 2013.  The amounts in the table reflect these Notes in the “Less than 1 year” category as we expect the holders of the Notes to require we repurchase them on October 15, 2013.

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

(5)                                     Non-refundable resident continuing care contracts.  See Note 2 to the Notes to our Consolidated Financial Statements included in Item 15 of this Amended 2012 Annual Report for further information regarding these contracts.

(6)                                     Accrued Self Insurance Obligations reflected on our balance sheet are insurance reserves related to workers’ compensation and professional liability insurance.

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

In October 2006, we issued $126.5 million principal amount of the Notes.  Our net proceeds from this issuance were approximately $122.6 million.  The Notes bear interest at a rate of 3.75% per annum and are convertible into our common shares at any time.  The initial conversion rate, which is subject to adjustment, is 76.9231 common shares per $1,000 principal amount of the Notes, which represents an initial conversion price of $13.00 per share.  The Notes are guaranteed by certain of our wholly owned subsidiaries.  The Notes mature on October 15, 2026.  We may prepay the Notes at any time and the holders may require that we purchase all or a portion of these Notes on each of October 15 2013, 2016 and 2021.  If a “fundamental change”, as defined in the indenture governing the Notes, occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and, in certain circumstances, plus a make whole premium as defined in the indenture governing the Notes.  As of December 31, 2012, we believe we were in compliance with all applicable covenants of this indenture.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Directors, our executive officers, SNH, RMR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example: SNH, which is our former parent, our largest landlord and our largest stockholder and RMR provides management services to both us and SNH; D&R Yonkers LLC, which is owned by SNH’s executive officers and for which we manage a portion of a senior living community which it subleases from SNH in order to accommodate certain requirements of New York healthcare licensing laws; we, RMR, SNH and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer; our Treasurer and Chief Financial Officer; and one of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to the business management agreement.  For further information about these and other such relationships and related person transactions, please see Note 15, which is incorporated herein by reference, and the section captioned “Business” above in Part I, Item 1 of this Amended 2012 Annual Report.  In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Amended 2012 Annual Report, including “Warning Concerning Forward Looking Statements” and Part I, Item 1A, “Risk Factors.”  Copies of certain of our agreements with these related parties, including our leases, forms of management agreements and related pooling agreements and former Bridge Loan agreement with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website at www.sec.gov.

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

Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors.  Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved.  We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.

We review goodwill annually during our fourth quarter, or more frequently, if events or changes in circumstances exist, for impairment.  If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount to fair value.  We evaluate goodwill for impairment at the reporting unit level, and our reporting units are equivalent to our operating segments. All of our goodwill is located in our senior living reporting unit. We evaluated goodwill for impairment by comparing the fair value of the senior living reporting unit, as determined by discounted cash flows and market approaches such as capitalization rates and earnings multiples, with its carrying value.  The key assumptions used in the discounted cash flow analysis include expected future revenue growth, gross margins and our weighted average cost of capital.  The key assumption in the market approach is the selection of guideline companies and the determination of earnings multiples. If the carrying value of the reporting unit exceeds our estimate of its fair value, we compare the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows as reflected in our baseline forecast may differ from actual cash flows due to, among other things, changes in economic conditions that adversely affect occupancy rates, reductions in government or third party reimbursement rates, changes to our business model or changes in operating performance affecting our gross margins.  As a result of our annual goodwill impairment review, we believe that our goodwill was not impaired as of December 31, 2012.

As of our evaluation date, the fair value of the senior living reporting unit exceeds its carrying value by approximately 29%.  As of December 31, 2012, our carrying amount of goodwill was $25.5 million.  The key variables that affect the cash flows of our senior living reporting unit are estimated revenue growth rates, estimated operating expenses excluding interest and taxes, estimated capital expenditures, growth rate assumptions and the weighted average cost of our capital. We select the revenue growth rate based on our view of the growth prospects of the senior living reporting unit considering expected occupancy rates and private pay and government and third party reimbursement rates. Estimated operating expenses and capital expenditures consider our historical and expected future operating experience. These assumptions are subject to uncertainty, including our ability to increase a reporting unit’s revenue and improve its profitability.  For the senior living reporting unit, relatively small declines in the future performance and cash flows or small changes in other key assumptions may result in a goodwill impairment charges.  Future events that could have a negative effect on the fair value of the senior living reporting unit include, but are not limited to:

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

•                  Decreases in the reporting unit’s gross margins and profitability due to increased labor or other costs, or our inability to successfully stabilize an acquired community’s operations,

•                  Increases in the weighted average cost of our capital including the market risk component, and

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

Item 9A.  Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2012.  Based on that evaluation, at the time our 2012 Annual Report was filed with the SEC, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.  Subsequently, as a result of the errors described in Note 18 to the Notes to our Consolidated Financial Statements included in Item 15 of this Amended 2012 Annual Report, our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, identified material weaknesses, described below, in our internal control over financial reporting as of December 31, 2012.  As a result, our management reevaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the material weaknesses described below.

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

In connection with preparing our 2012 Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 Framework) and concluded that our internal control over financial reporting was effective as of December 31, 2012.

As more fully described in Note 18 to the Notes to our Consolidated Financial Statements included in Item 15 of this Amended 2012 Annual Report, subsequent to the filing of our 2012 Annual Report our management and our Audit Committee concluded that our consolidated financial statements for the years ended December 31, 2012 and 2011 contained within our 2012 Annual Report should be restated and that those financial statements should no longer be relied upon.

Accordingly, our management reevaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 Framework) and concluded that our internal control over financial reporting was not effective as of December 31, 2012 because of the material weaknesses described below.

We determined that we had a material weakness in our internal controls over accounting for income taxes, specifically, our internal controls did not provide for timely reconciliation and review of the income tax accounts.  We also determined we had material weaknesses in our internal controls due to a lack of sufficient personnel with requisite technical accounting competencies and that we had an insufficient level of oversight in the financial statement close process.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Amended 2012 Annual Report, has reissued an attestation report on our internal control over financial reporting.  Their report appears elsewhere herein.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are developing our remediation plan for the material weaknesses described above, which, at a minimum, will include:

•      Enhancing internal control around the accounting for income taxes to include additional layers of review by qualified persons, whether sourced internally or externally; and

•      Recruiting additional experienced personnel for certain accounting roles.

We have begun to implement the remediation plan while we continue to develop it.  Successful remediation of the material weaknesses described above will require review and evidence of the effectiveness of the related internal control processes as part of our periodic assessments of our internal controls over financial reporting.  As we continue to evaluate and work to enhance our internal control over financial reporting, we may determine that additional measures should be taken to address the material weaknesses described above or other control deficiencies, or that we should modify the remediation plan.  We expect that the remediation of the material weaknesses described above will be completed before December 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	2001 Stock Option and Stock Incentive Plan of the Company, as amended. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2006.)

10.2	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.3	Representative form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s

Exhibit Number	Description
Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.4	Summary of Director Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 15, 2012.)

10.5

Credit and Security Agreement, dated as of March 18, 2010, among the Company, each of the Guarantors party thereto, Jefferies Finance LLC, as Arranger, Administrative Agent and Collateral Agent, and Jefferies Group Inc., as Issuing Bank. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 24, 2010.)

10.6

Amendment and Consent under Credit and Security Agreement, dated as of April 13, 2012, among the Company, the Guarantors party thereto, Jefferies Finance LLC, Jefferies Group, Inc. and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 13, 2012.)

10.7

Credit Agreement, dated as of April 13, 2012, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 13, 2012.)

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

10.9

Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.10

Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.11

Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.)

10.12

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.)

10.13

Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

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

10.16	Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five

Exhibit Number	Description
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

10.18

Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.19

Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.20

Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.)

10.21

Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

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

10.25

Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.26

Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.27

First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.)

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

10.31

Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.32

Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.33

Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.34

Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.35

Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, relating to the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.36	Representative form of Subordination, Assignment and Security Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.37

Lease Realignment Agreement, dated as of August 4, 2009, among Senior Housing Properties Trust and certain of its subsidiaries and the Company and certain of its subsidiaries. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.38

Registration Rights Agreement, dated as of August 4, 2009, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.39

Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, the Company, Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

10.40	Amended and Restated Business Management and Shared Services Agreement, dated as of

Exhibit Number	Description
November 23, 2012, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 23, 2012.)

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

10.43

Representative form of Accession Agreement, dated as of November 1, 2012, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 2, dated as of October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 19, 2013.)

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

Exhibit Number	Description
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

10.56

Sixth Amendment to Purchase and Sale Agreement, dated as of August 1, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.57

Seventh Amendment to Purchase and Sale Agreement, dated as of September 1, 2011, among Residential Care II, L.L.C., Residential Care IV, L.L.C., Residential Care VI, L.L.C., E&F Realty Co., L.L.P., American Senior Home Care, L.L.C. and American Senior Home Care of Ft. Wayne, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Forest Creek Commons community, the Covington Commons community and the Northwoods Commons community). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.58

Purchase and Sale Agreement, dated as of March 18, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as Sellers, and the Company, as Buyer (with respect to the Riverwalk Commons and Garden Homes community). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.59	First Amendment to Purchase and Sale Agreement, dated as of April 27, 2011, among Residential Care VII, L.L.C. and Riverwalk Garden Homes, L.L.C., as Sellers, and the Company, as Buyer (with

Exhibit Number	Description
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

10.64	Letter agreement, dated November 18, 2011, between the Company and Rosemary Esposito. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 22, 2011.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

21.1

Subsidiaries of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 19, 2013.)

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

99.3

Amended and Restated Security Agreement (Lease No. 1), dated as of August 4, 2009, among Five Star Quality Care Trust, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

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

Exhibit Number	Description
Report on Form 10-Q for the quarter ended June 30, 2009.)

99.5

Amended and Restated Subtenant Security Agreement (Lease No. 1), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

99.6

Amended and Restated Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

99.7

Amended and Restated Subtenant Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

99.8

Amended and Restated Subtenant Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

99.9

Amended and Restated Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

99.10

Amended and Restated Subtenant Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

99.11

Amended and Restated Subtenant Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

99.12

Amendment to Subtenant Security Agreement, dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

99.13

Master Lease Agreement, dated as of September 1, 2008, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care-RMI, LLC, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

Exhibit Number	Description
99.14

Guaranty Agreement, dated as of September 1, 2008, made by the Company for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

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

99.20

Amended and Restated Reimbursement Agreement, dated May 1, 2012, among Reit Management & Research LLC, TravelCenters of America LLC and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

99.21

Operations Transfer Agreement, dated as of May 29, 2012, among FVE Managers, Inc., certain subsidiaries of Sunrise Senior Living, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 29, 2012.)

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

101.1

The following materials from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith.)

(+)   Management contract or compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Five Star Quality Care, Inc.

We have audited the accompanying consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 18 to the consolidated financial statements, the 2012 and 2011 financial statements have been restated to correct the accounting for income taxes and certain other errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Star Quality Care, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2013, except for the effect of the material weaknesses described in the sixth paragraph of that report, as to which the date is April 15, 2014, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 19, 2013, except for Note 12 and Note 18, as to which the date is April 15, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Five Star Quality Care, Inc.

We have audited Five Star Quality Care, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Five Star Quality Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated February 19, 2013, we expressed an unqualified opinion that Five Star Quality Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria. Management has subsequently determined that deficiencies in controls related to the accounting for income taxes, a lack of sufficient personnel with the requisite technical accounting competencies and an insufficient level of oversight in the financial statement close process exist, and has further concluded that such deficiencies represented material weaknesses as of December 31, 2012.  As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Assessment of Internal Control Over Financial Reporting, to conclude that Five Star Quality Care, Inc.’s internal control over financial reporting was not effective as of December 31, 2012. Accordingly, our present opinion on the effectiveness of Five Star Quality Care, Inc.’s internal control over financial reporting as of December 31, 2012, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the accounting for income taxes, a lack of sufficient personnel with the requisite technical accounting competencies and an insufficient level of oversight in the financial statement close process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated February 19, 2013, except for Note 12 and Note 18, as to which the date is, April 15, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Five Star Quality Care, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 19, 2013, except for the effect of the material weaknesses described in the sixth paragraph above, as to which the date is April 15, 2014

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
	(Restated)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$24,638	$28,374
Accounts receivable, net of allowance of $2,792 and $3,160 at December 31, 2012 and 2011, respectively	39,205	41,220
Due from related persons	6,881	—
Prepaid expenses	18,631	10,368
Investments in available for sale securities, of which $3,684 and $5,905 are restricted as of December 31, 2012 and 2011, respectively	12,920	9,114
Restricted cash	6,548	4,838
Current net deferred tax assets	14,907	13,819
Other current assets	4,780	3,000
Assets of discontinued operations	30,100	51,826
Total current assets	158,610	162,559

Property and equipment, net	337,494	332,982
Equity investment in Affiliates Insurance Company	5,629	5,291
Restricted cash	12,166	4,092
Restricted investments in available for sale securities	10,580	13,115
Goodwill and other intangible assets	27,708	29,334
Long term net deferred tax assets	36,214	48,820
Other long term assets	4,168	3,153
	$592,569	$599,346
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility, secured, principally by real estate	$—	$—
Revolving credit facility, secured, principally by accounts receivable	—	—
Current portion of convertible senior notes	24,872	—
Accounts payable	38,035	24,277
Accrued expenses	28,010	24,660
Accrued compensation and benefits	35,302	33,899
Due to related persons	19,484	19,494
Mortgage notes payable	1,092	1,027
Bridge loan from Senior Housing Properties Trust (or SNH)	—	38,000
Accrued real estate taxes	10,723	10,353
Security deposit liability	9,057	10,183
Other current liabilities	14,775	16,742
Liabilities of discontinued operations, of which $7,547 and $7,690 relate to mortgage notes payable at December 31, 2012 and 2011, respectively	16,977	18,355
Total current liabilities	198,327	196,990

Long term liabilities:
Mortgage notes payable	37,621	38,714
Convertible senior notes	—	37,282
Continuing care contracts	1,708	2,045
Accrued self insurance obligations	34,647	28,496
Other long term liabilities	6,712	7,498
Total long term liabilities	80,688	114,035

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, par value $.01; 75,000,000 shares authorized, 48,234,022 and 47,899,312 shares issued and outstanding at December 31, 2012 and 2011, respectively	482	479
Additional paid in capital	354,164	352,722
Accumulated deficit	(44,455)	(67,996)
Cumulative other comprehensive income	3,363	3,116
Total shareholders’ equity	313,554	288,321
	$592,569	$599,346

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the year ended December 31,
	2012	2011
	(Restated)	(Restated)	2010
Revenues:
Senior living revenue	$1,074,333	$1,038,737	$991,195
Management fee revenue	5,817	898	—
Reimbursed costs incurred on behalf of managed communities	126,995	20,552	—
Total revenues	1,207,145	1,060,187	991,195

Operating expenses:
Senior living wages and benefits	522,444	510,012	486,386
Other senior living operating expenses	259,749	249,491	233,080
Costs incurred on behalf of managed communities	126,995	20,552	—
Rent expense	190,184	183,950	176,839
General and administrative	61,777	57,443	55,486
Depreciation and amortization	24,480	19,160	14,077
Impairment of long-lived assets	—	3,080	—
Gain on settlement	(3,365)	—	—
Total operating expenses	1,182,264	1,043,688	965,868

Operating income	24,881	16,499	25,327

Interest, dividend and other income	881	1,240	1,757
Interest and other expense	(6,268)	(3,917)	(2,597)
Acquisition related costs	(108)	(1,759)	—
Gain on investments in trading securities	—	—	4,856
Loss on UBS put right related to auction rate securities	—	—	(4,714)
Gain on early extinguishment of debt	45	1	592
(Loss) gain on sale of available for sale securities	(19)	4,116	933

Income from continuing operations before income taxes and equity in earnings (losses) of Affiliates Insurance Company	19,412	16,180	26,154
(Provision) benefit for income taxes	(7,904)	57,849	(1,448)
Equity in earnings (losses) of Affiliates Insurance Company	316	139	(1)
Income from continuing operations	11,824	74,168	24,705
Income (loss) from discontinued operations	11,717	(3,381)	(1,213)

Net income	$23,541	$70,787	$23,492

Weighted average shares outstanding - basic	47,952	42,161	35,736

Weighted average shares outstanding - diluted	50,134	45,034	39,207

Basic income per share from:
Continuing operations	$0.25	$1.76	$0.69
Discontinued operations	0.24	(0.08)	(0.03)
Net income per share - basic	$0.49	$1.68	$0.66

Diluted income per share from:
Continuing operations	$0.25	$1.67	$0.67
Discontinued operations	0.23	(0.08)	(0.03)
Net income per share - diluted	$0.48	$1.59	$0.64

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended December 31,
	2012 (Restated)	2011 (Restated)	2010

Net income	$23,541	$70,787	$23,492
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax	214	24	1,828
Realized loss (gain) on investments in available for sale securities reclassified and included in net income, net of tax	11	(2,460)	(933)
Unrealized gains on equity investment in Affiliates Insurance Company	22	76	1
Other comprehensive income (loss)	247	(2,360)	896
Comprehensive income	$23,788	$68,427	$24,388

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Number of	Common	Additional Paid in	Accumulated	Cumulative Other Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance at December 31, 2009	35,668,814	$356	$296,654	$(162,275)	$4,580	$139,315

Comprehensive income:
Net income	—	—	—	23,492	—	23,492
Unrealized gain on investments in available for sale securities	—	—	—	—	1,828	1,828
Realized gain on investments in available for sale securities reclassified and included in net income	—	—	—	—	(933)	(933)
Unrealized gain on equity investment in Affiliates Insurance Company	—	—	—	—	1	1
Total comprehensive income	—	—	—	23,492	896	24,388
Grants under share award plan and share based compensation	351,050	4	1,060	—	—	1,064
Balance at December 31, 2010	36,019,864	360	297,714	(138,783)	5,476	164,767

Comprehensive income:
Net income (Restated)	—	—	—	70,787	—	70,787
Unrealized gain on investments in available for sale securities, net of tax (Restated)	—	—	—	—	24	24
Realized gain on investments in available for sale securities reclassified and included in net income, net of tax (Restated)	—	—	—	—	(2,460)	(2,460)
Unrealized gain on equity investment in Affiliates Insurance Company	—	—	—	—	76	76
Total comprehensive income (Restated)	—	—	—	70,787	(2,360)	68,427
Grants under share award plan and share based compensation (Restated)	379,448	4	1,170	—	—	1,174
Issuance of stock, pursuant to equity offering	11,500,000	115	53,838	—	—	53,953
Balance at December 31, 2011 (Restated)	47,899,312	479	352,722	(67,996)	3,116	288,321

Comprehensive income:
Net income (Restated)	—	—	—	23,541	—	23,541
Unrealized gain on investments in available for sale securities, net of tax (Restated)	—	—	—	—	214	214
Realized loss on investments in available for sale securities reclassified and included in net income, net of tax (Restated)	—	—	—	—	11	11
Unrealized gain on equity investment in Affiliates Insurance Company	—	—	—	—	22	22
Total comprehensive income (Restated)	—	—	—	23,541	247	23,788
Grants under share award plan and share based compensation (Restated)	334,710	3	1,442	—	—	1,445
Balance at December 31, 2012 (Restated)	48,234,022	$482	$354,164	$(44,455)	$3,363	$313,554

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2012	2011
	(Restated)	(Restated)	2010

Cash flows from operating activities:
Net income	$23,541	$70,787	$23,492
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,480	19,160	14,077
Gain on early extinguishment of debt	(45)	(1)	(592)
(Income) loss from discontinued operations	(17,158)	6,184	1,213
Gain on investments in trading securities	—	—	(4,856)
Loss on UBS put right related to auction rate securities	—	—	4,714
Loss (gain) on sale of available for sale securities	19	(4,116)	(933)
Impairment of long-lived assets	—	3,080	—
Equity in (earnings) losses of Affiliates Insurance Company	(316)	(139)	1
Stock-based compensation	1,445	1,173	1,064
Deferred income taxes	11,365	(61,491)	—
Provision for losses on receivables	4,446	4,197	3,613
Changes in assets and liabilities:
Accounts receivable	(2,431)	(8,344)	(7,246)
Prepaid expenses and other assets	(11,356)	(1,109)	1,182
Investment securities	—	—	74,425
Accounts payable and accrued expenses	16,701	5,848	(5,853)
Accrued compensation and benefits	1,403	2,770	1,081
Due to related persons	(6,891)	1,653	230
Other current and long term liabilities	2,305	2,384	324
Cash provided by operating activities	47,508	42,036	105,936

Cash flows from investing activities:
Payments from restricted cash and investment accounts, net	(9,784)	(2,570)	(4,230)
Acquisition of property and equipment	(51,805)	(57,451)	(48,155)
Acquisition of senior living communities, net of working capital liabilities assumed	—	(107,765)	(13,232)
Purchase of available for sale securities	(5,076)	(206)	(1,105)
Investment in Affiliates Insurance Company	—	—	(76)
Proceeds from disposition of property and equipment	24,818	31,317	24,548
Proceeds from sale of available for sale securities	4,163	10,896	3,081
Cash used in investing activities	(37,684)	(125,779)	(39,169)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	53,953	—
Proceeds from borrowings on credit facilities	62,500	12,000	10,649
Repayments of borrowings on credit facilities	(62,500)	(12,000)	(49,790)
Proceeds from borrowings on a bridge loan from SNH	—	80,000	—
Repayments of borrowings on a bridge loan from SNH	(38,000)	(42,000)	—
Purchase and retirement of convertible senior notes	(12,038)	(622)	(10,780)
Repayments of mortgage notes payable	(1,028)	(548)	(4,489)
Cash (used in) provided by financing activities	(51,066)	90,783	(54,410)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	1,763	2,405	2,722
Net cash provided by (used in) investing activities	35,885	(1,706)	802
Net cash used in financing activities	(142)	(135)	(128)
Net cash flows provided by discontinued operations	37,506	564	3,396

Change in cash and cash equivalents	(3,736)	7,604	15,753
Cash and cash equivalents at beginning of period	28,374	20,770	5,017
Cash and cash equivalents at end of period	$24,638	$28,374	$20,770

Supplemental cash flow information:
Cash paid for interest	$4,921	$3,540	$2,419
Cash paid for income taxes	$2,132	$1,336	$1,056

Non-cash activities:
Real estate acquisition	$—	$(40,289)	$—
Assumption of mortgage note payable	$—	$40,289	$—

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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of December 31, 2012, we operated 250 senior living communities located in 31 states containing 29,701 living units, including 219 primarily independent and assisted living communities with 26,856 living units and 31 SNFs with 2,845 living units.  As of December 31, 2012, we owned and operated 30 communities (2,920 living units), we leased and operated 181 communities (20,091 living units) and we managed 39 communities (6,690 living units).  Our 250 senior living communities included 10,311 independent living apartments, 14,116 assisted living suites and 5,274 skilled nursing units.  We have classified as discontinued operations two SNFs and one assisted living community owned and operated by us containing 303 living units as well as seven SNFs and four assisted living communities we lease from SNH and operate containing 824 living units and have excluded such SNFs and assisted living communities from all the preceding data in this paragraph.

As of December 31, 2012, we also leased from SNH and operated two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and at three satellite locations.  In addition, as of that date, we leased and operated 13 outpatient clinics affiliated with these rehabilitation hospitals.  We have classified the rehabilitation hospital business as discontinued operations.

2. Summary of Significant Accounting Policies

Restatement of Previously Issued Financial Statements.  As discussed further in Note 18, we are restating our consolidated financial statements for the years ended December 31, 2012 and 2011 to correct certain errors in the accounting for income taxes.   In addition, as part of the restatement we have corrected certain other errors related to insurance receivables, security deposits, accrual of fixed asset additions, classification of senior living operating expenses and certain other immaterial items.  We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total, and corrected certain other immaterial errors in cash flow presentation. We have also corrected the footnote presentation of certain of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Basis of Presentation.  The accompanying consolidated financial statements include our accounts and those of all of our subsidiaries. All intercompany transactions have been eliminated.

Use of Estimates.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  Some significant estimates include our self-insurance reserves, the allowance for doubtful accounts, goodwill and long-lived assets and contractual allowances.

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

Earnings Per Share.  We calculate basic earnings per common share, or EPS, by dividing net income (and income from continuing operations and income (loss) from discontinued operations) by the weighted average number of common shares outstanding during the year.  We calculate diluted EPS using the more dilutive of the two-class method or the treasury stock method.  The treasury stock method adjusts the weighted average shares outstanding assuming conversion of all potentially dilutive share securities.  Unvested shares issued under our share award plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

Cash and Cash Equivalents.  Cash and cash equivalents, consisting of money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Equity Method Investments.  We and the other seven current shareholders each currently own approximately 12.5% of Affiliates Insurance Company, or AIC’s, outstanding equity. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income.  If we determine there is an “other than temporary impairment” in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.  As of December 31, 2012, we have invested $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.

Investment Securities.   Investment securities that are held principally for resale in the near term are classified as “trading” and are carried at fair value with changes in fair value recorded in earnings.  We did not hold any trading securities at December 31, 2012 or 2011.  In 2010, our investments in these trading securities generated interest income of $566 that is included in interest, dividend and other income in our consolidated statements of income.

Securities not classified as “trading” are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and “other than temporary impairment” losses recorded in our consolidated statements of income.  Realized gains and losses on all available for sale securities are recognized based on specific identification.  Our available for sale investments at December 31, 2012

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

and 2011 consisted primarily of debt securities.  Restricted investments are kept as security for obligations arising from our self insurance programs.  At December 31, 2012, these investments had a fair value of $23,500 and an unrealized holding gain of $1,780.  At December 31, 2011, these investments had a fair value of $22,229 and an unrealized holding gain of $1,401.

In 2012, 2011 and 2010, our available for sale securities generated interest and dividend income of $799, $1,122 and $1,078, respectively, which is included in interest, dividend and other income in our consolidated statements of income.

The following table summarizes the fair value and gross unrealized losses related to our “available for sale” securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ending:

	December 31, 2012
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Investments	$4,052	$75	$3,268	$195	$7,320	$270

	December 31, 2011
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Investments	$6,414	$185	$—	$—	$6,414	$185

We routinely evaluate our available for sale investments to determine if they have been impaired.  If the book or carrying value of an investment is less than its estimated fair value and we expect that situation to continue for a more than temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of income.  We estimate the fair value of our available for sale investments by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses.  When we determine that impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.  We did not record such an impairment charge for the years ended December 31, 2012, 2011 and 2010.

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

Accounts Receivable and Allowance for Doubtful Accounts.  We record accounts receivable at their estimated net realizable value.  Included in our accounts receivable from continuing operations as of December 31, 2012 and 2011 are amounts due from the Medicare program of $11,858 and $11,546, respectively, and amounts due from various state Medicaid programs of $11,345 and $11,683, respectively.

We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents’, patients’ or third party payers’ stated intent to pay, the payers’ financial capacity to pay and other factors which may include likelihood and cost of litigation.  Accounts receivable allowances are estimates.  We periodically review and revise these estimates based on new information and these revisions may be material.  Allowance for doubtful accounts consists of the following:

Balance January 1, 2010	$3,537
Provision for doubtful accounts	3,613
Write-offs	(3,909)
Balance December 31, 2010	3,241
Provision for doubtful accounts	4,197
Write-offs	(4,278)
Balance December 31, 2011	3,160
Provision for doubtful accounts	4,446
Write-offs	(4,814)
Balance December 31, 2012	$2,792

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

Property and Equipment.  Property and equipment is stated at cost, except for property and equipment acquired in connection with the acquisitions described in Note 11 which were recorded at estimated fair market value.  We record depreciation on property and equipment on a straight line basis over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements and up to seven years for personal property.  We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our long-lived assets.  If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value.  We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected cash flows of properties using standard industry valuation techniques.

Goodwill and Other Intangible Assets.   Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired.  We review goodwill for impairment annually during the fourth quarter, or

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

more frequently, if events or changes in circumstances exist.  If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount of goodwill to fair value.  We evaluate goodwill for impairment at the reporting unit level, which we determined to be the segments we operate, by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches, such as capitalization rates and earnings multiples, with its carrying value.  The key assumptions used in the discounted cash flow analysis include future revenue growth, gross margins and our weighted average cost of capital.  We select a growth rate based on our view of the growth prospect of each of our reporting units.  If the carrying value of the reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of the potential impairment loss.

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

Self Insurance.  We self insure up to certain limits for workers’ compensation, professional liability claims, automobile claims and property losses.  Claims in excess of these limits are insured up to contractual limits, over which we are self insured.  We fully self insure all health related claims for our covered employees.  Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors.  Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved.  We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.

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

Leases.  On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a capital lease or an operating lease.  None of our leases have met any of the criteria to be classified as a capital lease under the Leases Topic of the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification™, or ASC, and, therefore, we have accounted for all of our leases as operating leases.

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

Revenue Recognition.  We derive our revenues primarily from services to residents and patients at our senior living communities and rehabilitation hospitals and we record revenues when services are provided.  We expect payment from governments or other third party payers for some of our services.  We derived approximately 24%, 26% and 26% of our senior living revenues from continuing operations in 2012, 2011 and 2010, respectively, from payments under Medicare and Medicaid programs.  For the years ended December 31, 2012, 2011 and 2010, we received approximately 70%, 68% and 64%, respectively, of our rehabilitation hospital business revenues, which we have classified as discontinued operations, from these programs.  Revenues under some of these programs are subject to audit and retroactive adjustment.

Medicare revenues from our senior living communities in continuing operations totaled $134,254, $149,876 and $140,980 during 2012, 2011 and 2010, respectively.  Medicaid revenues from our senior living communities in continuing operations totaled $118,505, $113,822 and $113,673 during 2012, 2011 and 2010, respectively.  Medicaid and Medicare revenues from our rehabilitation hospital business, which we have classified as discontinued operations, were $74,355, $71,244 and $63,685 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We are required to adopt ASU 2014-08 prospectively for all disposals or components of our business classified as held for sale during fiscal periods beginning after December 15, 2014 and are currently evaluating what impact, if any, its adoption will have to the presentation of our consolidated financial statements.

Segment Information.  We have three operating segments: senior living communities, rehabilitation and wellness and rehabilitation hospitals. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under FASB ASC Topic 280, and as discussed further in Note 12, our rehabilitation hospital operating segment has been reclassified as discontinued operations. After the reclassification of our rehabilitation hospital business as discontinued operations, our business is comprised of one reportable segment, senior living.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

3. Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31, 2012 (Restated)	December 31, 2011 (Restated)
Land	$21,714	$21,013
Buildings and improvements	277,330	271,601
Furniture, fixtures and equipment	103,707	91,084
	402,751	383,698
Accumulated depreciation	(65,257)	(50,716)
	$337,494	$332,982

For the years ended December 31, 2012, 2011 and 2010, we recorded depreciation expense of $22,882, $19,097 and $14,006, respectively, relating to our property and equipment.

As of December 31, 2011, we had assets of $7,114 included in our property and equipment that we subsequently sold during the year ended December 31, 2012 to SNH for increased rent pursuant to the terms of our leases with SNH.  As of December 31, 2012, we had $9,625 of assets included in our property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.

In the fourth quarter of 2011, during our evaluation of long lived and other intangible assets, we identified and recorded an impairment charge of $3,080 to reduce the carrying values of several senior living communities to their estimated fair market values based on discounted cash flow analyses and input from market participants.

4. Goodwill and Other Intangible Assets

The goodwill and other intangible assets balance are attributable to our Senior Living segment and relate to management agreements and trademarks we acquired in connection with a lease we entered into with SNH in 2009, goodwill and resident agreements we acquired in connection with our purchase of six senior living communities in 2011 (See Note 11) and goodwill we recorded in connection with our other senior living community acquisitions in previous years. The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2012 and 2011 are as follows:

	As of December 31,
	2012	2011
	(Restated)	(Restated)
Goodwill	$25,473	$25,473
Other intangible assets, net of accumulated amortization of $1,829 and $203, respectively	2,235	3,861
	$27,708	$29,334

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

We evaluated goodwill for impairment by comparing the fair value of the senior living reporting unit, as determined by discounted cash flows and market approaches such as capitalization rates and earnings multiples, with its carrying value.  The key assumptions used in the discounted cash flow analysis include expected future revenue growth, gross margins and our weighted average cost of capital.  The key assumption in the market approach is the selection of guideline companies and the determination of earnings multiples. If the carrying value of the reporting unit exceeds our estimate of its fair value, we compare the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows as reflected in our baseline forecast may differ from actual cash flows due to, among other things, changes in economic conditions that adversely affect occupancy rates, reductions in government or third party reimbursement rates, changes to our business model or changes in operating performance affecting our gross margins.  As a result of our annual goodwill impairment review, we believe that our goodwill was not impaired as of December 31, 2012.

As of our evaluation date, the fair value of the senior living reporting unit exceeds its carrying value by approximately 29%.  As of December 31, 2012, our carrying amount of goodwill was $25,473.  The key variables that affect the cash flows of our senior living reporting unit are estimated revenue growth rates, estimated operating expenses excluding interest and taxes, estimated capital expenditures, growth rate assumptions and the weighted average cost of our capital. We select the revenue growth rate based on our view of the growth prospects of the senior living reporting unit considering expected occupancy rates and private pay and government and third party reimbursement rates. Estimated operating expenses and capital expenditures consider our historical and expected future operating experience. These assumptions are subject to uncertainty, including our ability to increase a reporting unit’s revenue and improve its profitability.  For the senior living reporting unit, relatively small declines in the future performance and cash flows or small changes in other key assumptions may result in a goodwill impairment charges.  Future events that could have a negative effect on the fair value of the senior living reporting unit include, but are not limited to:

•                  Decreases in revenues due to decreases in the occupancy rates and our monthly rates,

•                  Decreases in revenues and profitability at our senior living communities due to the inability of residents who pay for our services with their private resources to afford our services,

•                  Future Medicare and Medicaid rate reductions and other changes from the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which impact our monthly rates,

•                  Decreases in the reporting unit’s gross margins and profitability due to increased labor or other costs, or our inability to successfully stabilize an acquired community’s operations,

•                  Increases in the weighted average cost of our capital including the market risk component, and

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

5.  Income Taxes

Significant components of our deferred tax assets and liabilities at December 31, 2012 and 2011, were as follows:

	2012	2011
	(Restated)	(Restated)
Current deferred tax assets:
Continuing care contracts	$607	$676
Allowance for doubtful accounts	1,559	1,795
Insurance reserves	1,015	1,092
Deferred gains on sale lease back transactions	1,278	1,126
Tax credits	465	420
Tax loss carry forwards	9,190	8,114
Other	1,220	1,217
Total current deferred tax assets before valuation allowance	15,334	14,440
Valuation allowance:	(297)	(481)
Total current deferred tax assets	15,037	13,959
Non-current deferred tax assets:
Continuing care contracts	228	249
Deferred gains on sale lease back transactions	981	899
Insurance reserves	2,919	2,768
Tax credits	11,264	10,121
Tax loss carry forwards	25,246	36,783
Impairment of securities	501	1,671
Other	1,431	1,842
Total non-current deferred tax assets before valuation allowance	42,570	54,333
Valuation allowance:	(1,891)	(2,882)
Total non-current deferred tax assets	40,679	51,451

Current deferred tax liabilities:
Employee stock grants	(130)	(140)

Non-current deferred tax liabilities:
Depreciable assets	(1,674)	187
Lease expense	(696)	(1,094)
Goodwill	(1,087)	(105)
Identifiable intangibles/other liabilities	(1,008)	(1,619)
Total non-current deferred tax liabilities	(4,465)	(2,631)
Net deferred tax asset	$51,121	$62,639

The movement in our valuation allowance for deferred tax assets was as follows:

	Balance at Beginning of Period (Restated)	Amounts Charged/ (Credited) To Expense (Restated)	Amounts Charged Off, Net of Recoveries	Balance at End of Period (Restated)

Year Ended December 31, 2010	$65,231	$(6,860)	$—	$58,371

Year Ended December 31, 2011	$58,371	$(55,008)	$—	$3,363

Year Ended December 31, 2012	$3,363	$(1,175)	$—	$2,188

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

During the fourth quarter of 2011, as prescribed by FASB ASC Topic 740, Accounting for Income Taxes, we evaluated the realizability of our net deferred tax assets, which include, among other things, our net operating losses and tax credits.  We determined that it was more likely than not that we will realize the benefit of the majority of our deferred tax assets, and as a result, we recognized in the fourth quarter of 2011, an income tax benefit from continuing operations of $57,849, of which $58,896 was attributable to the partial reduction of our previously deferred income tax valuation allowance.  During the third quarter of 2012, we released valuation allowances of $1,156 related to capital losses which were used to offset a capital gain incurred in the sale of our pharmacy business.  We maintain a partial valuation allowance against our state net operating losses and certain deferred tax assets related to impaired investments.  When we believe that we will more likely than not realize the benefit of these deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statements of income, which will affect our results of operations.

As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $70,765, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $11,729.  We have an additional $244 of federal net operating losses not reflected in the deferred taxes table above, that are attributable to stock option exercises which will be recorded as an increase to additional paid in capital once they are realized in accordance with FASB ASC Topic 718.  Our net operating loss carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

For the year ended December 31, 2012, we recognized income tax expense from continuing operations of $7,904, of which $1,183 represents current state tax expense that is payable without regard to our tax loss carry forwards.  We also recognized tax expense from discontinued operations of $5,441, of which $775 represents current state tax expense that is payable without regard to our tax loss carry forwards.

The provision (benefit) for income taxes from continuing operations is as follows:

	Years Ended December 31,
	2012 (Restated)	2011 (Restated)	2010
Current tax provision:
State	$1,183	$1,047	$1,290
Total current tax provision	1,183	1,047	1,290
Deferred tax provision (benefit):
Federal	5,440	(43,878)	138
State	1,281	(15,018)	20
Total deferred tax provision (benefit)	6,721	(58,896)	158
Total tax provision (benefit)	$7,904	$(57,849)	$1,448

The principal reasons for the difference between our effective tax (benefit) rate on continuing operations and the U.S. Federal statutory income tax rate are as follows:

	For the years ended December 31,
	2012	2011
	(Restated)	(Restated)	2010

Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	8.3%	(13.8)%	8.7%
Tax credits	(3.7)%	(16.6)%	(7.5)%
Change in valuation allowance	0.1%	(360.9)%	(33.5)%
US permanent differences	0.6%	0.6%	1.5%
Other differences, net	(0.2)%	1.2%	1.3%
Effective tax rate	40.1%	(354.5)%	5.5%

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

We utilize a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return.  The first step is a determination of whether the tax position should be recognized in the financial statements.  The second step determines the measurement of the tax position.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2012 and 2011:

	2012	2011
	(Restated)	(Restated)	2010
Unrecognized tax benefits at January 1	$893	$—	$—
Additions for tax positions of prior years	—	717	—
Additions for tax positions of current year	193	176	—
Unrecognized tax benefits at December 31	$1,086	$893	$—

As of December 31, 2012, the total amount of unrecognized tax benefits totaled $1,086, none of which if recognized would decrease our effective tax rate in a future period.  It is not expected that a significant amount of unrecognized tax benefits would be recognized in the next 12 months.

We recognize interest and penalties related to uncertain tax positions in income tax expense and such amounts were not material for the years ended December 31, 2012 and 2011.

6.  Earnings Per Share

We computed basic EPS for the years ended December 31, 2012, 2011 and 2010 using the weighted average number of shares outstanding during the periods.  Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two-class method or the treasury stock method. The treasury stock method reflects dilutive potential common shares related to the Notes that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The effect of the Notes for the year ended December 31, 2012 was not included in the calculation of diluted EPS because to do so would have been antidilutive.  The weighted average shares outstanding used to calculate basic and diluted EPS includes 547, 582 and 512 of unvested common shares as of December 31, 2012, 2011 and 2010, respectively, issued to our officers and others under our equity compensation plan, or the Share Award Plan.  Unvested shares issued under our Share Award Plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

The following table provides a reconciliation of income from continuing operations and income (loss) from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Year Ended December 31,
	2012 (Restated)			2011 (Restated)			2010
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$11,824	47,952	$0.25	$74,168	42,161	$1.76	$24,705	35,736	$0.69
Effect of the Notes	677	2,182		962	2,873		1,652	3,471
Diluted income from continuing operations	$11,824	50,134	$0.25	$75,130	45,034	$1.67	$26,357	39,207	$0.67

Diluted income (loss) from discontinued operations	$11,717	50,134	$0.23	$(3,381)	45,034	$(0.08)	$(1,213)	39,207	$(0.03)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

7.  Fair Values of Assets and Liabilities

Our assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820.  We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels.

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and quoted prices in inactive markets.

Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The table below presents the assets measured at fair value at December 31, 2012 and 2011 categorized by the level of inputs used in the valuation of each asset.

	As of December 31, 2012				As of December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1) (Restated)	Significant Other Observable Inputs (Level 2) (Restated)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1) (Restated)	Significant Other Observable Inputs (Level 2) (Restated)	Significant Unobservable Inputs (Level 3)

Cash equivalents (1)	22,149	22,149	—	—	19,745	19,745	—	—
Available for sale securities: (2)
Equity securities
Financial services industry	6,025	6,025	—	—	3,752	3,752	—	—
REIT industry	484	484	—	—	472	472	—	—
Other	775	775	—	—	789	789	—	—
Total equity securities	7,284	7,284	—	—	5,013	5,013	—	—
Debt securities
International bond fund (3)	2,345	—	2,345	—	2,246	—	2,246	—
High yield fund (4)	2,168	—	2,168	—	—	—	—	—
Industrial bonds	5,186	—	5,186	—	7,467	—	7,467	—
Government bonds	4,666	4,666	—	—	5,524	5,524	—	—
Financial bonds	982	—	982	—	1,104	—	1,104	—
Other	869	—	869	—	875	—	875	—
Total debt securities	16,216	4,666	11,550	—	17,216	5,524	11,692	—
Total available for sale securities	23,500	11,950	11,550	—	22,229	10,537	11,692	—
Total	$45,649	$34,099	$11,550	$—	$41,974	$30,282	$11,692	$—

(1) Cash equivalents, consisting of money market funds held principally for obligations arising from our self insurance programs.

(2) Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $12,920 and $10,580, respectively, at December 31, 2012.  Our investments in available for sale securities had amortized costs of $21,720 and $20,827 as of December 31, 2012 and 2011, respectively, had unrealized gains of $2,050 and $1,586 as of December 31, 2012 and 2011, respectively, and had unrealized losses of $270 and $185 as of December 31, 2012 and 2011, respectively.  At December 31, 2012, seven of the securities we hold, with a fair value of $4,052, have been in a loss position for less than 12 months.   At December 31, 2012, three of the securities we hold, with a fair value of $3,268, have been in a loss position for greater than 12 months.  We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time; the financial conditions of the issuers of our securities remain strong with solid fundamentals, we intend to hold these securities until recovery and other factors that support our conclusion that the loss is temporary.  During the years ended December 31, 2012 and 2011, we received gross proceeds of $4,163 and $10,896, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $63 and $4,118, respectively, and gross realized losses totaling $82 and $2, respectively.

(3) The investment strategy of this fund is to invest principally in fixed income securities.  The fund invests in such securities or investment vehicles as it considers appropriate to achieve the fund’s investment objective, which is to provide an above average rate of total return while attempting to limit investment risk by investing in a diversified portfolio of U.S. dollar investment grade fixed income securities. There are no unfunded commitments and the investment can be redeemed weekly.

(4) The investment strategy of this fund is to invest principally in fixed income securities.  The fund invests in such securities or investment vehicles as it considers appropriate to achieve the fund’s investment objective, which is to provide an above average rate of total return while attempting to limit investment risk by investing in a diversified portfolio of primarily fixed income securities issued by companies with below investment grade ratings.  There are no unfunded commitments and the investment can be redeemed weekly.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

During the years ended December 31, 2012 and 2011, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value; however as described in Note 18, we did correct the classification of $11,550 and $11,692 of our available for sale debt securities as of December 31, 2012 and December 31, 2011, respectively, from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable which increased $9,947 and $8,956 as of December 31, 2012 and December 31, 2011, respectively. There were no other transfers of assets or liabilities between levels of the fair value hierarchy during the years ended December 31, 2012 and 2011.

The carrying values of accounts receivable, accounts payable and the Bridge Loan (see Note 8), approximate fair value as of December 31, 2012 and 2011.  The carrying value and fair value of the Notes were $24,872 and $24,623, respectively, as of December 31, 2012 and $37,282 and $33,181, respectively, as of December 31, 2011 and were categorized in Level 2 of the fair value hierarchy in their entirety.  We estimated the fair value of the Notes using an average of the bid and ask price of our then outstanding Notes.  The carrying value and fair value of our mortgage notes payable were $46,260 and $53,115, respectively, as of December 31, 2012 and $47,431 and $52,521, respectively, as of December 31, 2011 and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.  Because these Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.  We measured the fair value of our equity investment in AIC, which is an Indiana insurance company that we currently own in equal proportion as each of the other seven shareholders of that company (see Note 15), categorized in Level 2 of the fair hierarchy in its entirety, by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table is a summary of these mortgage notes as of December 31, 2012:

Balance as of December 31, 2012	Effective Interest Rate		Cash Interest Rate		Maturity Date	Monthly Payment
$19,435	6.64%		5.86%		June 2023	$123
6,712	8.99%		5.46%		February 2025	63
2,968	6.36%		6.70%		September 2028	25
9,598	6.20%		6.70%		September 2032	72
3,045	5.25%		5.25%		June 2035	19
4,502	5.55%		5.55%		May 2039	27
$46,260	6.67	%(1)	5.96	%(1)		$329

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

Principal payments due under the terms of these mortgages (including mortgages securing properties that we have classified as discontinued operations) are as follows:

2013	$1,242
2014	1,318
2015	1,398
2016	1,483
2017	1,573
Thereafter	39,246
$46,260

9.  Leases

As of December 31, 2012, we leased 188 senior living communities and two rehabilitation hospitals from SNH under four leases (including 11 senior living communities and two rehabilitation hospitals that we have classified as discontinued operations).  As of December 31, 2012, we also leased four senior living communities under a lease with HCP.  These leases are “triple-net” leases which require that we pay all costs incurred in the operation of the communities and hospitals, including the cost of insurance and real estate taxes, maintaining the communities and hospitals, and indemnifying the landlord for any liability which may arise from their operation during the lease term.

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following table is a summary of our real property leases (including with respect to 11 senior living communities and two rehabilitation hospitals, which we have classified as discontinued operations):

	Number of properties	Annual minimum rent as of December 31, 2012	Initial expiration date	Renewal terms

1. Lease No. 1 for SNFs and independent and assisted living communities(1)	91	$58,779	December 31, 2024	Two 15-year renewal options.

2. Lease No. 2 for SNFs, independent and assisted living communities and rehabilitation hospitals	53	70,442	June 30, 2026	Two 10-year renewal options.

3. Lease No. 3 for independent and assisted living communities(2)	17	33,997	December 31, 2028	Two 15-year renewal options.

4. Lease No. 4 for SNFs and independent and assisted living communities (3)	29	34,470	April 30, 2017	Two 15-year renewal options.

5. One HCP lease	4	1,183	June 30, 2014	Two 10-year renewal options.

Totals	194	$198,871

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

10.   Shareholders’ Equity

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

In June 2011, we issued 11,500 of our common shares in the Public Offering, raising net proceeds of approximately $53,953.  We used proceeds from the Public Offering to repay amounts outstanding under the Bridge Loan and to fund a portion of the cash purchase price of the Indiana Communities described in Note 11.

We have adopted a Shareholders Rights Plan pursuant to which a right to purchase securities is distributable to shareholders in certain circumstances. Each right entitles the holder to purchase or to receive securities or other assets of ours upon the occurrence of certain events. The rights expire on April 10, 2014, and are redeemable at our option.

11.  Acquisitions

In August 2010, we acquired from an unrelated party a continuing care retirement community, which offers independent, assisted living and skilled nursing services, containing 110 living units located in Wisconsin for $14,700.  We financed the acquisition with cash on hand and by the assumption of approximately $1,311 of resident deposits.  We have included the results of this community’s operations in our consolidated financial statements from the date of acquisition. We allocated the purchase price of this community to land, buildings and equipment.  As of December 31, 2012, the majority of this community’s revenues comes from residents’ private resources.  We acquired this community as part of our strategy of expanding our business in high quality senior living operations where residents pay for our services with private resources.

In May 2011, we acquired an assisted living community containing 116 living units located in Arizona for $25,600, excluding closing costs.  We financed the acquisition with cash on hand and by assuming a FNMA mortgage note for $18,652.  We have included the results of this community’s operations in our consolidated financial statements from the date of acquisition. We allocated the purchase price of this community to land, building and equipment. This community primarily provides independent and assisted living services and as of December 31, 2012, all of the residents pay for their services with private resources.

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

12.  Discontinued Operations

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

In September 2012, we completed the sale of our pharmacy business to Omnicare. We received $34,298 in sale proceeds from Omnicare, which included $3,789 in working capital.  We recorded a pre-tax capital gain on sale of the pharmacy business of $23,347.  In connection with the sale, Omnicare did not acquire the real estate we owned associated with one pharmacy located in South Carolina.  We intend to sell this real estate and we recorded a $350 asset impairment charge during the third quarter of 2012 to reduce the carrying value of this property to its estimated fair value less costs to sell. The fair value of assets held for sale is determined based upon the use of appraisals, input from market participants and/or our experience selling similar assets.

In June 2013, we agreed with SNH that SNH will offer for sale 10 senior living communities we lease from SNH with 721 living units.  Seven of these 10 communities with 578 living units are SNFs and three of these 10 communities with 143 living units are assisted living communities.  Also in June 2013, we decided to offer for sale one assisted living community we own with 32 living units.  In August 2013, we and SNH entered into a purchase agreement with certain unrelated parties, pursuant to which SNH agreed to sell the real estate associated with two rehabilitation hospitals and certain related assets, and in connection with such sale, we agreed to transfer the operations of those hospitals and several leased in-patient and out-patient clinics that are affiliated with those hospitals to those third parties.  We and SNH completed the sale and transfer of our rehabilitation hospital business on December 31, 2013.  These 11 senior living communities which we classified as discontinued operations in our financial statements for the quarter ended June 30, 2013, and our rehabilitation hospital business which we classified as discontinued operations during the third quarter of 2013, are retrospectively accounted for as discontinued operations throughout these restated financial statements for the year ended December 31, 2012.

We have reclassified the consolidated balance sheets, the consolidated statements of income and the consolidated statements of cash flows for all periods presented to show the financial position, results of operations and cash flows of our pharmacies, our rehabilitation hospital business and the communities which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010:

	2012	2011
	(Restated)	(Restated)	2010
Revenues	$213,020	$251,604	$268,685
Expenses	(218,565)	(253,430)	(269,898)
Impairment on assets	(644)	(4,358)	—
(Provision) benefit for income taxes	(5,441)	2,803	—
Gain on sale	23,347	—	—
Net income (loss)	$11,717	$(3,381)	$(1,213)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

13.  Off Balance Sheet Arrangement

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

15. Related Person Transactions

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

As of December 31, 2012, we leased 188 senior living communities (including 11 senior living communities that we have classified as discontinued operations) and two rehabilitation hospitals (which we have classified as discontinued operations) from SNH and managed 39 senior living communities for the account of SNH.

Under our leases with SNH, we pay SNH minimum rent plus percentage rent based on increases in gross revenues at certain properties.  Our total minimum annual rent payable to SNH as of December 31, 2012 was $197,688, excluding percentage rent.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization, was $200,036, $194,524 and $188,768 for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012 and December 31, 2011, we had outstanding rent due and payable to SNH of $17,688 and $17,318, respectively.  During the years ended December 31, 2012, 2011 and 2010, pursuant to the terms of our leases with SNH, we sold $30,520, $33,269 and $31,894, respectively, of improvements made to properties leased from SNH and, as a result, our annual rent payable to SNH increased by approximately $2,456,  $2,665 and  $2,550, respectively.  As of December 31, 2012, our property and equipment included $9,625 for similar improvements we have made to properties we lease from SNH that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to purchase such assets.

We began managing communities for SNH’s account in June 2011 in connection with SNH’s acquisition of certain senior living communities at that time.  We have since begun managing additional communities that SNH has acquired.  With the exception of the management agreement for the senior living community in New York described below, the management agreements for the communities we manage for SNH’s account provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital.  The management agreements generally expire on December 31, 2031, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered.  The management agreements provide that we and SNH each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

In connection with the management agreements, we and SNH have entered into three pooling agreements, two pooling agreements which pool our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which pools our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement.  We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012.  In connection with entering into the second AL Pooling Agreement, we and SNH amended and restated the initial AL Pooling Agreement so that it includes only 20 identified communities.  The second AL Pooling Agreement includes the management

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

agreements for the remaining communities that include assisted living units that we currently manage for SNH (other than with respect to the senior living community in New York described below).  We entered into the IL Pooling Agreement in August 2012.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determinations of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our incentive fees and SNH’s return of its invested capital.  Under each of the pooling agreements, SNH has the right, after the period of time specified in the agreement has elapsed and subject to our cure rights, to terminate all, but not less than all, of the management agreements that are subject to the agreement if SNH does not receive its minimum return in each of three consecutive years.  In addition, under each of the pooling agreements, we have a limited right to require the sale of underperforming communities.  Also, under each of the pooling agreements, any nonrenewal notice given by us with respect to a community is deemed a nonrenewal with respect to all the communities that are the subject of the agreement.  Special committees of each of our Board of Directors and SNH’s board of trustees composed solely of our Independent Directors and SNH’s independent trustees who are not also directors or trustees of the other party and who were represented by separate counsel reviewed and approved the terms of these management agreements and pooling agreements.

We earned management fees from SNH of $5,582 and $835 for the years ended December 31, 2012 and 2011, respectively.  We expect that we may enter additional management arrangements with SNH for senior living communities that SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH.

For a detailed description of the transactions we entered with SNH during 2010 and 2011, please see our Annual Reports on Form 10-K filed with the Securities and Exchange Commission, or the SEC, for those years.  Since January 1, 2012, we entered the following transactions with SNH:

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

•                  Also in May 2012, we and SNH entered into an operations transfer agreement with Sunrise Senior Living Inc., or Sunrise.  Pursuant to this operations transfer agreement, SNH and Sunrise agreed to accelerate the December 31, 2013 termination date of Sunrise’s leases for 10 senior living communities owned by SNH, and we agreed to operate the 10 communities as a manager for SNH’s account pursuant to long term management agreements.  As of December 31, 2012, we had entered into long term management agreements with SNH for these 10 communities, on terms substantially consistent with the terms of our other management agreements with SNH for communities that include assisted living units.  These management agreements are included in the second AL Pooling Agreement.

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

As discussed above in Notes 8 and 11, in May 2011, we and SNH entered into the Bridge Loan, under which SNH agreed to lend us up to $80,000.  In April 2012, we repaid in full the then outstanding principal amount under the Bridge Loan, resulting in termination of the Bridge Loan.  The Bridge Loan bore interest at a rate equal to the annual rates of interest applicable to SNH’s borrowings under its revolving credit facility, plus 1%.  We incurred interest expense on the Bridge Loan of $314 and $593 for the years ended December 31, 2012 and December 31, 2011, respectively, which amounts are included in interest and other expense in our consolidated statements of income.

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Messrs. Mackey and Hoagland were officers of RMR throughout all of 2010, 2011 and 2012. Because at least 80% of Messrs. Mackey’s and Hoagland’s business time is devoted to services to us, 80% of Messrs. Mackey’s and Hoagland’s total cash compensation (that is, the combined base salary and cash bonus paid by us and RMR) was paid by us and the remainder was paid by RMR.  Messrs. Mackey and Hoagland are also eligible to participate in certain RMR benefit plans.  We believe the compensation we paid to these officers reasonably reflected their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division.  RMR has approximately 820 employees and provides management services to other companies in addition to us and SNH.

Our Board of Directors has given our Compensation Committee, which is comprised exclusively of our Independent Directors, authority to act on our behalf with respect to our business management agreement with RMR.  The charter of our Compensation Committee requires the Committee annually to review the business management agreement, evaluate RMR’s performance under this agreement and renew, amend, terminate or allow to expire the business management agreement.

Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our facilities, evaluation of business opportunities, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like.  Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of our revenues.  Revenues are defined as our total revenues from all sources reportable under generally accepted accounting principles in the United States, or GAAP, less any revenues reportable by us with respect to communities for which we provide management services plus the gross revenues at those communities determined in accordance with GAAP.  This fee totaled $13,186, $11,726 and $11,214 for the years ended December 31, 2012, 2011 and 2010, respectively.  RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee.  Our Audit Committee appoints our Director of Internal Audit.  Our share of RMR’s costs of providing this internal audit function was approximately $209 for 2012, $247 for 2011 and $211 for 2010.  These allocated costs are in addition to the business management fees earned by RMR.

The business management agreement automatically renews for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term.  We or RMR may terminate the business management agreement upon 60 days’ prior written notice.  RMR may also terminate the business management agreement upon five business days’ notice if we undergo a change of control, as defined in the business management agreement.  On November 23, 2012, we entered into an amended and restated business management agreement with RMR to: extend the term of the agreement until December 31, 2013; provide that fees payable by us to RMR are generally subordinate to amounts payable by us to SNH pursuant to any management or lease agreement; provide that our reimbursable share of the aggregate costs incurred by RMR for certain employment expenses of RMR’s applicable employees actively engaged in providing management information services to us is subject to periodic approval by our Independent Directors as members of our Compensation Committee; amend certain procedures for the arbitration of disputes pursuant to the agreement; and make other clarification and administrative changes.  The amended and restated business management agreement was reviewed and approved by our Compensation Committee consisting solely of our Independent Directors.

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

17.   Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2012 and 2011:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	$291,298	$296,493	$297,169	$322,185
Operating income	3,145	10,643	5,478	5,615
Income from continuing operations	1,167	5,576	3,088	1,993
Net income	472	4,910	16,213	1,946
Net income per common share - Basic	$0.01	$0.10	$0.34	$0.04
Net income per common share - Diluted	$0.01	$0.10	$0.33	$0.04

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	$252,714	$255,942	$274,306	$277,225
Operating income (loss)	7,230	6,572	3,838	(1,141)
Income from continuing operations (1)	6,511	4,541	3,225	59,891
Net income (loss)	4,310	4,946	(460)	61,991
Net income (loss) per common share - Basic	$0.12	$0.13	$(0.01)	$1.30
Net income (loss) per common share - Diluted	$0.12	$0.13	$(0.00)	$1.23

(1)                                     Income from continuing operations for the fourth quarter of 2011 includes an income tax benefit from continuing operations of $57,849, of which $58,896 was attributable to the partial reduction of our previously deferred income tax valuation allowance.

As more fully described in Note 18, we are restating our consolidated financial statements for the years ended December 31, 2012 and 2011 to correct certain errors in the accounting for income taxes.   In addition, as part of the restatement we have corrected certain other errors related to insurance receivables, security deposits, accrual of fixed asset additions, classification of senior living operating expenses and certain other immaterial items. We are also restating our unaudited interim period information for the years ended December 31, 2012 and 2011.

The impact of these errors to the condensed consolidated balance sheets and statements of income for the unaudited interim quarters of 2012 and 2011 are presented below. The As Reported columns represent the amounts as originally filed with the SEC on Form 10-Q for each period.

	As of September 30, 2012
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Balance Sheet:
Current assets:
Cash and cash equivalents	$14,295	$—	$14,295	$—	$14,295
Accounts receivable	54,880	1,446	56,326	(14,937)	41,389
Due from related persons	—	6,088	6,088	—	6,088
Investments in available for sale securities	14,942	—	14,942	—	14,942
Restricted cash	5,904	—	5,904	—	5,904
Prepaid expenses and other current assets(1)	25,441	6,499	31,940	(903)	31,037
Assets of discontinued operations	13,003	28	13,031	19,692	32,723
Total current assets	128,465	14,061	142,526	3,852	146,378

Property and equipment, net	336,889	872	337,761	(3,772)	333,989
Equity investment in Affiliates Insurance Company	5,558	—	5,558	—	5,558
Restricted cash	9,262	—	9,262	—	9,262
Restricted investments in available for sale securities	11,904	—	11,904	—	11,904
Goodwill and other intangible assets	28,081	—	28,081	(80)	28,001
Other long term assets(2)	43,347	2,010	45,357	—	45,357
Total assets	$563,506	$16,943	$580,449	$—	$580,449

Current liabilities:
Accounts payable	$24,500	$2,645	$27,145	$(1,847)	$25,298
Accrued expenses	20,840	458	21,298	(201)	21,097
Accrued compensation and benefits	48,118	—	48,118	(6,950)	41,168
Due to related persons	12,791	7,124	19,915	—	19,915
Mortgage notes payable	1,076	—	1,076	—	1,076
Accrued real estate taxes	14,909	(1,036)	13,873	(277)	13,596
Security deposit liability	9,948	(584)	9,364	(23)	9,341
Other current liabilities	16,958	—	16,958	(2)	16,956
Liabilities of discontinued operations	8,764	7	8,771	9,305	18,076
Total current liabilities	157,904	8,614	166,518	5	166,523

Long term liabilities:
Mortgage notes payable	37,900	—	37,900	—	37,900
Convertible senior notes	24,872	—	24,872	—	24,872
Continuing care contracts	1,820	—	1,820	—	1,820
Accrued self insurance obligations	31,868	—	31,868	—	31,868
Other long term liabilities	6,415	83	6,498	(5)	6,493
Total long term liabilities	102,875	83	102,958	(5)	102,953

Commitments and contingencies

Shareholders’ equity:
Common stock	479	—	479	—	479
Additional paid in capital	353,468	37	353,505	—	353,505
Accumulated deficit	(53,136)	6,735	(46,401)	—	(46,401)
Accumulated other comprehensive income	1,916	1,474	3,390	—	3,390
Total shareholders’ equity	302,727	8,246	310,973	—	310,973
Total liabilities and shareholders’ equity	$563,506	$16,943	$580,449	$—	$580,449

(1) The current portion of our net deferred tax assets are presented as a component of other current assets for interim reporting periods.

(2) The long term portion of our net deferred tax assets are presented as a component of other long term assets for interim reporting periods.

	As of June 30, 2012
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Balance Sheet:
Current assets:
Cash and cash equivalents	$23,635	$—	$23,635	$—	$23,635
Accounts receivable	63,130	1,664	64,794	(23,519)	41,275
Due from related persons	—	2,536	2,536	—	2,536
Investments in available for sale securities	14,993	—	14,993	—	14,993
Restricted cash	6,507	—	6,507	—	6,507
Prepaid expenses and other current assets(1)	22,073	7,925	29,998	(5,527)	24,471
Assets of discontinued operations	8,401	14	8,415	38,831	47,246
Total current assets	138,739	12,139	150,878	9,785	160,663

Property and equipment, net	337,836	447	338,283	(6,221)	332,062
Equity investment in Affiliates Insurance Company	5,408	—	5,408	—	5,408
Restricted cash	6,313	—	6,313	—	6,313
Restricted investments in available for sale securities	11,299	—	11,299	—	11,299
Goodwill and other intangible assets	31,857	—	31,857	(3,564)	28,293
Other long term assets(2)	50,233	588	50,821	—	50,821
Total assets	$581,685	$13,174	$594,859	$—	$594,859

Current liabilities:
Revolving credit facility, secured principally by real estate	$37,500	$—	$37,500	$—	$37,500
Accounts payable	24,766	2,539	27,305	(2,228)	25,077
Accrued expenses	23,742	(1,982)	21,760	(181)	21,579
Accrued compensation and benefits	45,388	—	45,388	(6,689)	38,699
Due to related persons	15,956	3,452	19,408	—	19,408
Mortgage notes payable	1,060	—	1,060	—	1,060
Accrued real estate taxes	11,378	(916)	10,462	(343)	10,119
Security deposit liability	10,033	(523)	9,510	(23)	9,487
Other current liabilities	17,421	2,048	19,469	—	19,469
Liabilities of discontinued operations	8,491	(5)	8,486	9,464	17,950
Total current liabilities	195,735	4,613	200,348	—	200,348

Long term liabilities:
Mortgage notes payable	38,175	—	38,175	—	38,175
Convertible senior notes	24,872	—	24,872	—	24,872
Continuing care contracts	1,838	—	1,838	—	1,838
Accrued self insurance obligations	28,296	—	28,296	—	28,296
Other long term liabilities	6,800	83	6,883	—	6,883
Total long term liabilities	99,981	83	100,064	—	100,064

Commitments and contingencies

Shareholders’ equity:
Common stock	479	—	479	—	479
Additional paid in capital	353,309	(8)	353,301	—	353,301
Accumulated deficit	(69,575)	6,961	(62,614)	—	(62,614)
Accumulated other comprehensive income	1,756	1,525	3,281	—	3,281
Total shareholders’ equity	285,969	8,478	294,447	—	294,447
Total liabilities and shareholders’ equity	$581,685	$13,174	$594,859	$—	$594,859

(1) The current portion of our net deferred tax assets are presented as a component of other current assets for interim reporting periods.

(2) The long term portion of our net deferred tax assets are presented as a component of other long term assets for interim reporting periods.

	As of March 31, 2012
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Balance Sheet:
Current assets:
Cash and cash equivalents	$26,645	$—	$26,645	$—	$26,645
Accounts receivable	65,106	1,638	66,744	(25,591)	41,153
Due from related persons	—	4,607	4,607	—	4,607
Investments in available for sale securities	8,773	—	8,773	—	8,773
Restricted cash	5,749	—	5,749	—	5,749
Prepaid expenses and other current assets(1)	26,294	7,737	34,031	(6,204)	27,827
Assets of discontinued operations	8,515	39	8,554	41,788	50,342
Total current assets	141,082	14,021	155,103	9,993	165,096

Property and equipment, net	353,539	1,053	354,592	(24,147)	330,445
Equity investment in Affiliates Insurance Company	5,335	—	5,335	—	5,335
Restricted cash	6,317	—	6,317	—	6,317
Restricted investments in available for sale securities	12,871	—	12,871	—	12,871
Goodwill and other intangible assets	15,157	—	15,157	14,154	29,311
Other long term assets(2)	50,966	907	51,873	—	51,873
Total assets	$585,267	$15,981	$601,248	$—	$601,248

Current liabilities:
Accounts payable	$22,831	$2,697	$25,528	$(2,139)	$23,389
Accrued expenses	24,027	(1,269)	22,758	(502)	22,256
Accrued compensation and benefits	44,632	—	44,632	(7,695)	36,937
Due to related persons	13,467	5,662	19,129	—	19,129
Mortgage notes payable	1,044	—	1,044	—	1,044
Bridge loan from Senior Housing Properties Trust	38,000	—	38,000	—	38,000
Accrued real estate taxes	9,878	(1,055)	8,823	(268)	8,555
Security deposit liability	10,724	(470)	10,254	(23)	10,231
Other current liabilities	15,532	2,113	17,645	—	17,645
Liabilities of discontinued operations	8,932	21	8,953	10,627	19,580
Total current liabilities	189,067	7,699	196,766	—	196,766

Long term liabilities:
Mortgage notes payable	38,446	—	38,446	—	38,446
Convertible senior notes	37,282	—	37,282	—	37,282
Continuing care contracts	1,883	—	1,883	—	1,883
Accrued self insurance obligations	30,438	—	30,438	—	30,438
Other long term liabilities	7,184	83	7,267	—	7,267
Total long term liabilities	115,233	83	115,316	—	115,316

Commitments and contingencies

Shareholders’ equity:
Common stock	479	—	479	—	479
Additional paid in capital	353,036	(53)	352,983	—	352,983
Accumulated deficit	(74,213)	6,689	(67,524)	—	(67,524)
Accumulated other comprehensive income	1,665	1,563	3,228	—	3,228
Total shareholders’ equity	280,967	8,199	289,166	—	289,166
Total liabilities and shareholders’ equity	$585,267	$15,981	$601,248	$—	$601,248

(1) The current portion of our net deferred tax assets are presented as a component of other current assets for interim reporting periods.

(2) The long term portion of our net deferred tax assets are presented as a component of other long term assets for interim reporting periods.

	As of September 30, 2011
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Balance Sheet:
Current assets:
Cash and cash equivalents	$41,946	$—	$41,946	$—	$41,946
Accounts receivable	59,972	(186)	59,786	(23,315)	36,471
Investments in available for sale securities	17,283	—	17,283	—	17,283
Restricted cash	5,171	—	5,171	—	5,171
Prepaid and other current assets	21,001	(245)	20,756	(6,986)	13,770
Assets of discontinued operations	8,812	13	8,825	40,910	49,735
Total current assets	154,185	(418)	153,767	10,609	164,376

Property and equipment, net	353,639	1,049	354,688	(6,773)	347,915
Equity investment in Affiliates Insurance Company	5,245	—	5,245	—	5,245
Restricted cash	4,306	—	4,306	—	4,306
Restricted investments in available for sale securities	12,987	—	12,987	—	12,987
Goodwill and other intangible assets	15,383	—	15,383	(3,836)	11,547
Other long term assets	3,334	—	3,334	—	3,334
Total assets	$549,079	$631	$549,710	$—	$549,710

Current liabilities:
Accounts payable	$21,512	$—	$21,512	$(2,368)	$19,144
Accrued expenses	27,433	(922)	26,511	(400)	26,111
Accrued compensation and benefits	44,091	—	44,091	(7,415)	36,676
Due to related persons	16,306	—	16,306	—	16,306
Mortgage notes payable	1,012	—	1,012	—	1,012
Bridge loan from Senior Housing Properties Trust	48,000	—	48,000	—	48,000
Accrued real estate taxes	14,833	—	14,833	(298)	14,535
Security deposit liability	10,677	(424)	10,253	(22)	10,231
Other current liabilities	15,477	2,058	17,535	(1)	17,534
Liabilities of discontinued operations	8,854	(4)	8,850	10,504	19,354
Total current liabilities	208,195	708	208,903	—	208,903

Long term liabilities:
Mortgage notes payable	38,977	—	38,977	—	38,977
Convertible senior notes	37,282	—	37,282	—	37,282
Continuing care contracts	2,068	—	2,068	—	2,068
Accrued self insurance obligations	27,074	—	27,074	—	27,074
Other long term liabilities	7,715	—	7,715	—	7,715
Total long term liabilities	113,116	—	113,116	—	113,116

Shareholders’ equity:
Common stock	476	—	476	—	476
Additional paid in capital	352,501	(72)	352,429	—	352,429
Accumulated deficit	(129,983)	(5)	(129,988)	—	(129,988)
Accumulated other comprehensive income	4,774	—	4,774	—	4,774
Total shareholders’ equity	227,768	(77)	227,691	—	227,691
Total liabilities and shareholders’ equity	$549,079	$631	$549,710	$—	$549,710

	As of June 30, 2011
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Balance Sheet:
Current assets:
Cash and cash equivalents	$43,158	$—	$43,158	$—	$43,158
Accounts receivable	63,031	(195)	62,836	(25,708)	37,128
Investments in available for sale securities	19,954	—	19,954	—	19,954
Restricted cash	4,072	—	4,072	—	4,072
Prepaid and other current assets	17,505	(245)	17,260	(7,223)	10,037
Assets of discontinued operations	12,436	19	12,455	43,396	55,851
Total current assets	160,156	(421)	159,735	10,465	170,200

Property and equipment, net	273,208	529	273,737	(6,539)	267,198
Equity investment in Affiliates Insurance Company	5,202	—	5,202	—	5,202
Restricted cash	3,712	—	3,712	—	3,712
Restricted investments in available for sale securities	12,445	—	12,445	—	12,445
Acquisition deposits	7,509	—	7,509	—	7,509
Goodwill and other intangible assets	15,496	—	15,496	(3,926)	11,570
Other long term assets	3,823	—	3,823	—	3,823
Total assets	$481,551	$108	$481,659	$—	$481,659

Current liabilities:
Accounts payable	$18,621	$—	$18,621	$(2,592)	$16,029
Accrued expenses	22,395	(1,289)	21,106	(610)	20,496
Accrued compensation and benefits	46,882	—	46,882	(8,884)	37,998
Due to related persons	17,417	—	17,417	—	17,417
Mortgage notes payable	321	—	321	—	321
Bridge loan from Senior Housing Properties Trust	9,000	—	9,000	—	9,000
Accrued real estate taxes	10,428	—	10,428	(335)	10,093
Security deposit liability	10,434	(436)	9,998	(28)	9,970
Other current liabilities	16,094	1,951	18,045	(5)	18,040
Liabilities of discontinued operations	8,582	3	8,585	12,454	21,039
Total current liabilities	160,174	229	160,403	—	160,403

Long term liabilities:
Mortgage notes payable	19,614	—	19,614	—	19,614
Convertible senior notes	37,282	—	37,282	—	37,282
Continuing care contracts	2,133	—	2,133	—	2,133
Accrued self insurance obligations	24,415	—	24,415	—	24,415
Other long term liabilities	8,304	—	8,304	—	8,304
Total long term liabilities	91,748	—	91,748	—	91,748

Shareholders’ equity:
Common stock	475	—	475	—	475
Additional paid in capital	352,414	(48)	352,366	—	352,366
Accumulated deficit	(129,454)	(73)	(129,527)	—	(129,527)
Accumulated other comprehensive income	6,194	—	6,194	—	6,194
Total shareholders’ equity	229,629	(121)	229,508	—	229,508
Total liabilities and shareholders’ equity	$481,551	$108	$481,659	$—	$481,659

	As of March 31, 2011
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Balance Sheet:
Current assets:
Cash and cash equivalents	$26,008	$—	$26,008	$—	$26,008
Accounts receivable	64,419	(115)	64,304	(26,934)	37,370
Investments in available for sale securities	14,062	—	14,062	—	14,062
Restricted cash	6,838	—	6,838	—	6,838
Acquisition deposits	13,000	—	13,000	—	13,000
Prepaid and other current assets	19,872	—	19,872	(6,833)	13,039
Assets of discontinued operations	12,542	115	12,657	44,838	57,495
Total current assets	156,741	—	156,741	11,071	167,812

Property and equipment, net	201,277	409	201,686	(7,055)	194,631
Equity investment in Affiliates Insurance Company	5,117	—	5,117	—	5,117
Restricted cash	15,771	—	15,771	—	15,771
Restricted investments in available for sale securities	3,359	—	3,359	—	3,359
Goodwill and other intangible assets	15,609	—	15,609	(4,016)	11,593
Other long term assets	3,821	—	3,821	—	3,821
Total assets	$401,695	$409	$402,104	$—	$402,104

Current liabilities:
Revolving line of credit, secured, principally by accounts receivable	$5,000	$—	$5,000	$—	$5,000
Accounts payable	25,992	—	25,992	(2,624)	23,368
Accrued expenses	22,412	(1,452)	20,960	31	20,991
Accrued compensation and benefits	45,385	—	45,385	(8,054)	37,331
Due to related persons	17,823	—	17,823	—	17,823
Accrued real estate taxes	8,102	—	8,102	(256)	7,846
Security deposit liability	10,390	(456)	9,934	(28)	9,906
Other current liabilities	11,325	2,064	13,389	(9)	13,380
Liabilities of discontinued operations	8,905	100	9,005	10,940	19,945
Total current liabilities	155,334	256	155,590	—	155,590

Long term liabilities:
Convertible senior notes	37,282	—	37,282	—	37,282
Continuing care contracts	2,213	—	2,213	—	2,213
Accrued self insurance obligations	28,640	—	28,640	—	28,640
Other long term liabilities	8,728	—	8,728	—	8,728
Total long term liabilities	76,863	—	76,863	—	76,863

Shareholders’ equity:
Common stock	360	—	360	—	360
Additional paid in capital	297,908	(24)	297,884	—	297,884
Accumulated deficit	(134,650)	177	(134,473)	—	(134,473)
Accumulated other comprehensive income	5,880	—	5,880	—	5,880
Total shareholders’ equity	169,498	153	169,651	—	169,651
Total liabilities and shareholders’ equity	$401,695	$409	$402,104	$—	$402,104

	For the three months ended December 31, 2012
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Statement of Income:
Revenues:
Senior living revenue	$279,154	$(422)	$278,732	$(8,942)	$269,790
Rehabilitation hospital revenue	27,547	—	27,547	(27,547)	—
Management fee revenue	2,150	—	2,150	—	2,150
Reimbursed costs incurred on behalf of managed communities	50,245	—	50,245	—	50,245
Total revenues	359,096	(422)	$358,674	(36,489)	$322,185

Operating expenses:
Senior living wages and benefits	135,356	31	135,387	(6,389)	128,998
Other senior living operating expenses	70,007	(182)	69,825	(2,712)	67,113
Costs incurred on behalf of managed communities	50,245	—	50,245	—	50,245
Rehabilitation hospital expenses	24,763	—	24,763	(24,763)	—
Rent expense	50,598	—	50,598	(2,865)	47,733
General and administrative	16,153	44	16,197	—	16,197
Depreciation and amortization	6,433	(19)	6,414	(130)	6,284
Total operating expenses	353,555	(126)	353,429	(36,859)	316,570

Operating income	5,541	(296)	5,245	370	5,615

Interest, dividend and other income	243	—	243	—	243
Interest and other expense	(1,475)	—	(1,475)	—	(1,475)
Acquisition related costs	(8)	—	(8)	—	(8)
Loss on sale of available for sale securities	(81)	—	(81)	—	(81)
Income from continuing operations before income taxes and earnings of Affiliates Insurance Company	4,220	(296)	3,924	370	4,294
Provision for income taxes	(807)	(1,424)	(2,231)	(150)	(2,381)
Equity in earnings of Affiliates Insurance Company	80	—	80	—	80
Income from continuing operations	3,493	(1,720)	1,773	220	1,993
Income (loss) from discontinued operations	6	167	173	(220)	(47)
Net income	$3,499	$(1,553)	$1,946	$—	$1,946

Per Share data:
Basic income per share from:
Continuing operations	$0.07		$0.04		$0.04
Discontinued operations	—		—		—
Net income per common share - Basic	$0.07		$0.04		$0.04

Diluted income per share from:
Continuing operations	$0.07		$0.04		$0.04
Discontinued operations	—		—		—
Net income per common share - Diluted	$0.07		$0.04		$0.04

	For the three months ended September 30, 2012
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Statement of Income:
Revenues:
Senior living revenue	$277,568	$(310)	$277,258	$(8,613)	$268,645
Rehabilitation hospital revenue	26,328	—	26,328	(26,328)	—
Management fee revenue	1,277	—	1,277	—	1,277
Reimbursed costs incurred on behalf of managed communities	27,247	—	27,247	—	27,247
Total revenues	332,420	(310)	332,110	(34,941)	297,169

Operating Expenses:
Senior living wages and benefits	137,816	22	137,838	(6,454)	131,384
Other senior living operating expenses	66,858	19	66,877	(2,298)	64,579
Costs incurred on behalf of managed communities	27,247	—	27,247	—	27,247
Rehabilitation hospital expenses	23,734	—	23,734	(23,734)	—
Rent expense	50,523	—	50,523	(2,864)	47,659
General and administrative	14,602	45	14,647	—	14,647
Depreciation and amortization	6,324	(20)	6,304	(129)	6,175
Total operating expenses	327,104	66	327,170	(35,479)	291,691

Operating income	5,316	(376)	4,940	538	5,478

Interest, dividend and other income	199	—	199	—	199
Interest and other expense	(1,762)	—	(1,762)	—	(1,762)
Acquisition related costs	(100)	—	(100)	—	(100)
Gain on sale of available for sale securities	63	—	63	—	63
Income from continuing operations before income taxes and earnings of Affiliates Insurance Company	3,716	(376)	3,340	538	3,878
Provision for income taxes	(426)	(260)	(686)	(219)	(905)
Equity in earnings of Affiliates Insurance Company	115	—	115	—	115
Income from continuing operations	3,405	(636)	2,769	319	3,088
Income from discontinued operations	13,034	410	13,444	(319)	13,125
Net income	$16,439	$(226)	$16,213	$—	$16,213

Per Share data:
Basic income per share from:
Continuing operations	$0.07		$0.06		$0.06
Discontinued operations	0.27		0.28		0.28
Net income per common share - Basic	$0.34		$0.34		$0.34

Diluted income per share from:
Continuing operations	$0.07		$0.06		$0.06
Discontinued operations	0.26		0.27		0.27
Net income per common share - Diluted	$0.33		$0.33		$0.33

	For the three months ended June 30, 2012
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Statement of Income:
Revenues:
Senior living revenue	$278,076	$(147)	$277,929	$(8,836)	$269,093
Rehabilitation hospital revenue	26,386	—	26,386	(26,386)	—
Institutional pharmacy revenue	17,232	—	17,232	(17,232)	—
Management fee revenue	1,302	—	1,302	—	1,302
Reimbursed costs incurred on behalf of managed communities	26,098	—	26,098	—	26,098
Total revenues	349,094	(147)	348,947	(52,454)	296,493

Operating expenses:
Senior living wages and benefits	136,618	12	136,630	(6,378)	130,252
Other senior living operating expenses	66,242	(200)	66,042	(2,245)	63,797
Costs incurred on behalf of managed communities	26,098	—	26,098	—	26,098
Rehabilitation hospital expenses	23,872	—	23,872	(23,872)	—
Institutional pharmacy expenses	17,258	—	17,258	(17,258)	—
Rent expense	50,297	—	50,297	(2,866)	47,431
General and administrative	15,389	45	15,434	—	15,434
Depreciation and amortization	6,709	(20)	6,689	(486)	6,203
Gain on settlement	(3,365)	—	(3,365)	—	(3,365)
Total operating expenses	339,118	(163)	338,955	(53,105)	285,850

Operating income	9,976	16	9,992	651	10,643

Interest, dividend and other income	246	—	246	(12)	234
Interest and other expense	(1,605)	—	(1,605)	—	(1,605)
Gain on early extinguishment of debt	45	—	45	—	45
Income from continuing operations before income taxes and earnings of Affiliates Insurance Company	8,662	16	8,678	639	9,317
Provision for income taxes	(3,807)	250	(3,557)	(260)	(3,817)
Equity in earnings of Affiliates Insurance Company	76	—	76	—	76
Income from continuing operations	4,931	266	5,197	379	5,576
Loss from discontinued operations	(293)	6	(287)	(379)	(666)
Net income	$4,638	$272	$4,910	$—	$4,910

Per Share data:
Basic income per share from:
Continuing operations	$0.10		$0.11		$0.12
Discontinued operations	(0.01)		(0.01)		(0.02)
Net income per common share - Basic	$0.09		$0.10		$0.10

Diluted income per share from:
Continuing operations	$0.10		$0.11		$0.11
Discontinued operations	(0.01)		(0.01)		(0.01)
Net income per common share - Diluted	$0.09		$0.10		$0.10

	For the three months ended March 31, 2012
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Statement of Income:
Revenues:
Senior living revenue	$276,220	$(220)	$276,000	$(9,195)	$266,805
Rehabilitation hospital revenue	26,787	—	26,787	(26,787)	—
Institutional pharmacy revenue	18,621	—	18,621	(18,621)	—
Management fee revenue	1,088	—	1,088	—	1,088
Reimbursed costs incurred on behalf of managed communities	23,405	—	23,405	—	23,405
Total revenues	346,121	(220)	345,901	(54,603)	291,298

Operating expenses:
Senior living wages and benefits	138,374	24	138,398	(6,588)	131,810
Other senior living operating expenses	66,962	(290)	66,672	(2,412)	64,260
Costs incurred on behalf of managed communities	23,405	—	23,405	—	23,405
Rehabilitation hospital expenses	24,119	—	24,119	(24,119)	—
Institutional pharmacy expenses	18,750	—	18,750	(18,750)	—
Rent expense	50,227	—	50,227	(2,866)	47,361
General and administrative	15,455	44	15,499	—	15,499
Depreciation and amortization	6,316	(19)	6,297	(479)	5,818
Total operating expenses	343,608	(241)	343,367	(55,214)	288,153

Operating income	2,513	21	2,534	611	3,145

Interest, dividend and other income	217	—	217	(12)	205
Interest and other expense	(1,426)	—	(1,426)	—	(1,426)
Loss on sale of available for sale securities	(1)	—	(1)	—	(1)
Income from continuing operations before income taxes and earnings of Affiliates Insurance Company	1,303	21	1,324	599	1,923
Provision for income taxes	(602)	45	(557)	(244)	(801)
Equity in earnings of Affiliates Insurance Company	45	—	45	—	45
Income from continuing operations	746	66	812	355	1,167
Loss from discontinued operations	(377)	37	(340)	(355)	(695)
Net income	$369	$103	$472	$—	$472

Per Share data:
Basic income per share from:
Continuing operations	$0.02		$0.02		$0.02
Discontinued operations	(0.01)		(0.01)		(0.01)
Net income per common share - Basic	$0.01		$0.01		$0.01

Diluted income per share from:
Continuing operations	$0.02		$0.02		$0.02
Discontinued operations	(0.01)		(0.01)		(0.01)
Net income per common share - Diluted	$0.01		$0.01		$0.01

	For the three months ended December 31, 2011
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Statement of Income:
Revenues:
Senior living revenue	$274,733	$(429)	$274,304	$(9,259)	$265,045
Rehabilitation hospital revenue	27,085	—	27,085	(27,085)	—
Institutional pharmacy revenue	18,790	—	18,790	(18,790)	—
Management fee revenue	515	—	515	(1)	514
Reimbursed costs incurred on behalf of managed communities	11,665	—	11,665	1	11,666
Total revenues	332,788	(429)	332,359	(55,134)	277,225

Operating expenses:
Senior living wages and benefits	137,411	21	137,432	(6,515)	130,917
Other senior living operating expenses	66,532	420	66,952	(2,409)	64,543
Costs incurred on behalf of managed communities	11,665	—	11,665	1	11,666
Rehabilitation hospital expense	24,507	—	24,507	(24,507)	—
Institutional pharmacy expense	18,433	—	18,433	(18,433)	—
Rent expense	49,935	—	49,935	(2,867)	47,068
General and administrative	15,298	(25)	15,273	—	15,273
Depreciation and amortization	6,348	(32)	6,316	(497)	5,819
Impairment of long lived assets	3,500	—	3,500	(420)	3,080
Total operating expenses	333,629	384	334,013	(55,647)	278,366

Operating loss	(841)	(813)	(1,654)	513	(1,141)

Interest, dividend and other income	278	—	278	(14)	264
Interest and other expenses	(1,512)	—	(1,512)	—	(1,512)
Acquisition related costs	(229)	—	(229)	—	(229)
Gain on sale of available for sale securities	3,460	—	3,460	—	3,460
Income from continuing operations before income taxes and earnings of Affiliates Insurance Company	1,156	(813)	343	499	842
Benefit for income taxes	51,560	7,666	59,226	(205)	59,021
Equity in earnings of Affiliates Insurance Company	28	—	28	—	28
Income from continuing operations	52,744	6,853	59,597	294	59,891
Income from discontinued operations	2,657	(263)	2,394	(294)	2,100
Net income	$55,401	$6,590	$61,991	$—	$61,991

Per Share data:
Basic income per share from:
Continuing operations	$1.11		$1.25		$1.26
Discontinued operations	0.05		0.05		0.04
Net income per common share - Basic	$1.16		$1.30		$1.30

Diluted income per share from:
Continuing operations	$1.05		$1.18		$1.19
Discontinued operations	0.05		0.05		0.04
Net income per common share - Diluted	$1.10		$1.23		$1.23

	For the three months ended September 30, 2011
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Statement of Income:
Revenues:
Senior living revenue	$275,605	$(342)	$275,263	$(9,640)	$265,623
Rehabilitation hospital revenue	26,273	—	26,273	(26,273)	—
Institutional pharmacy revenue	18,914	—	18,914	(18,914)	—
Management fee revenue	359	—	359	—	359
Reimbursed costs incurred on behalf of managed communities	8,324	—	8,324	—	8,324
Total revenues	329,475	(342)	329,133	(54,827)	274,306

Operating expenses:
Senior living wages and benefits	136,135	(63)	136,072	(6,808)	129,264
Other senior living operating expenses	68,669	(330)	68,339	(2,495)	65,844
Costs incurred on behalf of managed communities	8,324	—	8,324	—	8,324
Rehabilitation hospital expense	23,300	—	23,300	(23,300)	—
Institutional pharmacy expense	18,472	—	18,472	(18,472)	—
Rent expense	50,140	—	50,140	(2,866)	47,274
General and administrative	14,418	(24)	14,394	—	14,394
Depreciation and amortization	5,858	—	5,858	(490)	5,368
Total operating expenses	325,316	(417)	324,899	(54,431)	270,468

Operating income	4,159	75	4,234	(396)	3,838

Interest, dividend and other income	368	—	368	(13)	355
Interest and other expenses	(1,034)	—	(1,034)	—	(1,034)
Acquisition related costs	(226)	—	(226)	—	(226)
Gain on sale of available for sale securities	529	—	529	—	529
Income from continuing operations before income taxes and earnings of Affiliates Insurance Company	3,796	75	3,871	(409)	3,462
Provision for income taxes	(186)	(104)	(290)	25	(265)
Equity in earnings of Affiliates Insurance Company	28	—	28	—	28
Income from continuing operations	3,638	(29)	3,609	(384)	3,225
Loss from discontinued operations	(4,166)	97	(4,069)	384	(3,685)
Net loss	$(528)	$68	$(460)	$—	$(460)

Per Share data:
Basic income per share from:
Continuing operations	$0.08		$0.08		$0.07
Discontinued operations	(0.09)		(0.09)		(0.08)
Net loss per common share - Basic	$(0.01)		$(0.01)		$(0.01)

Diluted income per share from:
Continuing operations	$0.08		$0.08		$0.07
Discontinued operations	(0.09)		(0.08)		(0.07)
Net loss per common share - Diluted	$(0.01)		$(0.00)		$(0.00)

	For the three months ended June 30, 2011
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Statement of Income:
Revenues:
Senior living revenue	$266,066	$(358)	$265,708	$(10,353)	$255,355
Rehabilitation hospital revenue	26,337	—	26,337	(26,337)	—
Institutional pharmacy revenue	19,573	—	19,573	(19,573)	—
Management fee revenue	25	—	25	—	25
Reimbursed costs incurred on behalf of managed communities	562	—	562	—	562
Total revenues	312,563	(358)	312,205	(56,263)	255,942

Operating expenses:
Senior living wages and benefits	133,570	78	133,648	(7,120)	126,528
Other senior living operating expenses	61,143	(93)	61,050	(2,009)	59,041
Costs incurred on behalf of managed communities	562	—	562	—	562
Rehabilitation hospital expense	23,445	—	23,445	(23,445)	—
Institutional pharmacy expense	18,642	—	18,642	(18,642)	—
Rent expense	48,003	—	48,003	(3,028)	44,975
General and administrative	14,154	(24)	14,130	—	14,130
Depreciation and amortization	4,620	—	4,620	(486)	4,134
Total operating expenses	304,139	(39)	304,100	(54,730)	249,370

Operating income	8,424	(319)	8,105	(1,533)	6,572

Interest, dividend and other income	331	—	331	(14)	317
Interest and other expenses	(870)	—	(870)	—	(870)
Acquisition related costs	(1,202)	—	(1,202)	—	(1,202)
Gain on sale of available for sale securities	51	—	51	—	51
Income from continuing operations before income taxes and earnings of Affiliates Insurance Company	6,734	(319)	6,415	(1,547)	4,868
Provision for income taxes	(441)	(25)	(466)	93	(373)
Equity in earnings of Affiliates Insurance Company	46	—	46	—	46
Income from continuing operations	6,339	(344)	5,995	(1,454)	4,541
Income from discontinued operations	(1,143)	94	(1,049)	1,454	405
Net income	$5,196	$(250)	$4,946	$—	$4,946

Per Share data:
Basic income per share from:
Continuing operations	$0.17		$0.16		$0.12
Discontinued operations	(0.03)		(0.03)		0.01
Net income per common share - Basic	$0.14		$0.13		$0.13

Diluted income per share from:
Continuing operations	$0.17		$0.16		$0.12
Discontinued operations	(0.03)		(0.03)		0.01
Net income per common share - Diluted	$0.14		$0.13		$0.13

	For the three months ended March 31, 2011
				Retrospective
				Adjustments
	As	Error	As	for Discontinued	As
	Reported	Corrections	Corrected	Operations	Restated
Condensed Consolidated Statement of Income:
Revenues:
Senior living revenue	$263,379	$66	$263,445	$(10,731)	$252,714
Rehabilitation hospital revenue	25,625	—	25,625	(25,625)	—
Institutional pharmacy revenue	19,337	—	19,337	(19,337)	—
Total revenues	308,341	66	308,407	(55,693)	252,714

Operating expenses:
Senior living wages and benefits	130,337	206	130,543	(7,240)	123,303
Other senior living operating expenses	63,349	(390)	62,959	(2,896)	60,063
Rehabilitation hospital expense	24,053	—	24,053	(24,053)	—
Institutional pharmacy expense	18,889	—	18,889	(18,889)	—
Rent expense	47,662	—	47,662	(3,029)	44,633
General and administrative	13,670	(24)	13,646	—	13,646
Depreciation and amortization	4,311	—	4,311	(472)	3,839
Total operating expenses	302,271	(208)	302,063	(56,579)	245,484

Operating income	6,070	274	6,344	886	7,230

Interest, dividend and other income	319	—	319	(15)	304
Interest and other expenses	(501)	—	(501)	—	(501)
Acquisition related costs	—	—	—	(102)	(102)
Gain on early extinguishment of debt	—	—	—	1	1
Gain on sale of available for sale securities	76	—	76	—	76
Income from continuing operations before income taxes and earnings of Affiliates Insurance Company	5,964	274	6,238	770	7,008
Provision for income taxes	(379)	(109)	(488)	(46)	(534)
Equity in earnings of Affiliates Insurance Company	37	—	37	—	37
Income from continuing operations	5,622	165	5,787	724	6,511
Loss from discontinued operations	(1,489)	12	(1,477)	(724)	(2,201)
Net income	$4,133	$177	$4,310	$—	$4,310

Per Share data:
Basic income per share from:
Continuing operations	$0.16		$0.16		$0.18
Discontinued operations	(0.04)		(0.04)		(0.06)
Net income per common share - Basic	$0.12		$0.12		$0.12

Diluted income per share from:
Continuing operations	$0.15		$0.16		$0.18
Discontinued operations	(0.04)		(0.04)		(0.06)
Net income per common share - Diluted	$0.11		$0.12		$0.12

18.   Restatement of Previously Issued Financial Statements

Our consolidated financial statements for the years ended December 31, 2012 and 2011 are restated to correct certain errors related to the accounting for income taxes and other errors. Specifically, the accounting for income tax errors relate to, among other things, the measurement of deferred tax assets for net operating losses and tax credits and the measurement of deferred tax assets and liabilities for temporary differences related to fixed assets, intangible assets and investments.

Prior to 2011, we recognized a valuation allowance for most of our net deferred tax assets; therefore, errors in the measurement of our deferred tax assets and liabilities for years prior to 2011 were substantially offset by corresponding errors in the valuation allowance, with minimal net impact to our consolidated financial statements. We have corrected the errors relating to 2012 by increasing the income tax provision by $773. We have corrected the errors relating to 2011 by increasing the income tax benefit by $7,352.

Also in 2012 and 2011, we sustained losses resulting from Hurricane Sandy and Hurricane Irene, respectively.  In the fourth quarter of 2013, we determined that we erroneously recorded insurance recovery receivables in excess of amounts that were reimbursable under our policies. We have corrected the errors relating to 2012 by increasing other senior living operating expenses by $693. We have corrected the errors relating to 2011 by increasing other senior living operating expenses by $1,070.

In addition, as part of the restatement, our consolidated financial statements for the years ended December 31, 2012 and 2011 also have been adjusted to correct certain other errors in those periods, including:

•                  In 2013, we discovered certain errors relating to our security deposit liability as of December 31, 2012 and 2011.  We have corrected the errors relating to 2012 by increasing senior living revenues by $251.  We have corrected the errors relating to 2011 by increasing senior living revenues by $417.

•                  In the fourth quarter of 2013, we determined that certain assets acquired and placed into service at the end of 2012 and 2011 were not recorded in the proper time period.  We have corrected the balance sheet error by recording $5,622 and $5,518 of fixed asset additions and related accrued liabilities as of December 31, 2012 and 2011, respectively.

•                  During the first quarter of 2012, we were required to adopt ASU 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.  We did not record the current and retrospective impact of that new standard in 2012.  We have corrected the statement of income presentation by reducing senior living revenues and other senior living operating expenses by $1,346 and $1,464 for the years ended December 31, 2012 and 2011, respectively.  This presentation error had no impact on our net income.

•                  We also corrected classification errors pertaining to our related party balance sheet accounts by increasing due from related persons by $6,881 and increasing due to related persons by $7,769 at December 31, 2012.  We also corrected classification errors in our related party balance sheet accounts at December 31, 2011 by increasing due to related persons by $835 and decreasing accrued property taxes by the same amount.

•                  We made certain other immaterial corrections that impacted our consolidated statements of income, including adjustments to general and administrative and depreciation expense, and made other balance sheet classification changes that are not material, individually or in aggregate, in the restated consolidated financial statements included herein.

The net impact of correcting the errors resulted in an increase to our shareholders’ equity of $6,749 and $8,127 at December 31, 2012 and 2011, respectively, and a decrease to net income of $1,404, or $0.04 per diluted share, for the year ended December 31, 2012 and an increase to net income of $6,586, or $0.14 per diluted share, for the year ended December 31, 2011.

We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total.  The restated financial statements include the proceeds from the sale of our pharmacy business of $34,298 for the year ended December 31, 2012 as cash provided by investing activities of discontinued operations and reflect the correction of other errors in the separate disclosures of cash flows for continuing operations and discontinued operations.

As described in Note 7, we have also corrected the footnote presentation of the classification of $11,550 and $11,692 of our available for sale debt securities as of December 31, 2012 and December 31, 2011, respectively, from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable which increased $9,947 and $8,956 as of December 31, 2012 and December 31, 2011, respectively.

In the second quarter of 2013, we and SNH, offered for sale 10 senior living communities that we lease from SNH and classified those communities as discontinued operations.  Also, during the second quarter of 2013, we offered for sale one senior living community we own and classified this community as discontinued operations.  In the third quarter of 2013, in connection with entering into a purchase agreement with SNH and certain unrelated parties, we reclassified our rehabilitation hospital business as discontinued operations.  These 11 senior living communities and our rehabilitation hospital business are retrospectively presented as discontinued operations throughout the financial statements.  These reclassifications to discontinued operations had no impact upon our shareholders’ equity or net income as of December 31, 2012 and 2011, but these reclassifications increased our income from continuing operations by $770 and $101, and reduced our income from discontinued operations by those same amounts for the years ended December 31, 2012 and 2011, respectively.  For the year ended December 31, 2010, these reclassifications to discontinued operations decreased our income from continuing operations by $649 and decreased loss from discontinued operations by that same amount.

The financial information included in the financial statements and the Notes thereto reflect the effects of the corrections and retrospective adjustments described above.

The following tables summarize the effect of the retrospective adjustments to reflect discontinued operations and the correction of errors by financial statement line item for the years ended December 31, 2012 and 2011.  The As Reported columns represent the amounts as filed in our 2012 Annual Report:

	As of December 31, 2012
		Error Corrections							Retrospective
	As Reported	Income Taxes	Insurance Claims	Other Errors	Asset Additions and Related Accruals	Presentation and Classification	Total Error Corrections	As Corrected	Adjustments for Discontinued Operations	As Restated
Consolidated Balance Sheet data:
Accounts receivable	$53,134	$—	$—	$(331)	$—	$1,391	$1,060	$54,194	$(14,989)	$39,205
Due from related persons	—	—	—	—	—	6,881	6,881	6,881	—	6,881
Prepaid expenses	19,251	—	—	—	—	—	—	19,251	(620)	18,631
Current net deferred tax assets	5,400	9,507	—	—	—	—	9,507	14,907	—	14,907
Other current assets	4,993	—	(1,763)	—	—	1,681	(82)	4,911	(131)	4,780
Assets of discontinued operations	10,430	—	—	—	693	—	693	11,123	18,977	30,100
Total current assets	137,314	9,507	(1,763)	(331)	693	9,953	18,059	155,373	3,237	158,610
Property and equipment, net	335,612	—	—	110	4,929	—	5,039	340,651	(3,157)	337,494
Goodwill and other intangible assets	27,788	—	—	—	—	—	—	27,788	(80)	27,708
Long term net deferred tax assets	38,099	(1,885)	—	—	—	—	(1,885)	36,214	—	36,214
Total assets	571,356	7,622	(1,763)	(221)	5,622	9,953	21,213	592,569	—	592,569
Accounts payable	36,920	—	—	—	—	2,768	2,768	39,688	(1,653)	38,035
Accrued expenses	22,996	(544)	—	—	4,929	827	5,212	28,208	(198)	28,010
Accrued compensation and benefits	40,986	—	—	—	—	—	—	40,986	(5,684)	35,302
Due to related persons	11,715	—	—	—	—	7,769	7,769	19,484	—	19,484
Accrued real estate taxes	11,905	—	—	—	—	(888)	(888)	11,017	(294)	10,723
Security deposit liability	9,727	—	—	(647)	—	—	(647)	9,080	(23)	9,057
Other current liabilities	15,299	—	—	—	—	(523)	(523)	14,776	(1)	14,775
Liabilities of discontinued operations	8,448	—	—	(21)	693	—	672	9,120	7,857	16,977
Total current liabilities	183,960	(544)	—	(668)	5,622	9,953	14,363	198,323	4	198,327
Other long term liabilities	6,615	101	—	—	—	—	101	6,716	(4)	6,712
Total long term liabilities	80,591	101	—	—	—	—	101	80,692	(4)	80,688
Additional paid in capital	354,083	—	—	81	—	—	81	354,164	—	354,164
Accumulated deficit	(49,637)	6,579	(1,763)	366	—	—	5,182	(44,455)	—	(44,455)
Cumulative other comprehensive income	1,877	1,486	—	—	—	—	1,486	3,363	—	3,363
Total shareholders’ equity	306,805	8,065	(1,763)	447	—	—	6,749	313,554	—	313,554
Total liabilities and shareholders’ equity	$571,356	$7,622	$(1,763)	$(221)	$5,622	$9,953	$21,213	$592,569	$—	$592,569

	For the Year Ended December 31, 2012
								Retrospective
		Error Corrections						Adjustments
	As Reported	Income Taxes	Insurance Claims	Other Errors	Presentation and Classification	Total Error Corrections	As Corrected	for Discontinued Operations	As Restated
Consolidated Statement of Income data:
Senior living revenue	$1,111,018	$—	$—	$247	$(1,346)	$(1,099)	$1,109,919	$(35,586)	$1,074,333
Rehabilitation hospital revenue	107,048	—	—	—	—	—	107,048	(107,048)	—
Total revenues	1,350,878	—	—	247	(1,346)	(1,099)	1,349,779	(142,634)	1,207,145
Senior living wages and benefits	548,164	—	—	89	—	89	548,253	(25,809)	522,444
Other senior living operating expenses	270,069	—	693	—	(1,346)	(653)	269,416	(9,667)	259,749
Rehabilitation hospital expenses	96,488	—	—	—	—	—	96,488	(96,488)	—
Rent expense	201,641	—	—	—	—	—	201,641	(11,457)	190,184
General and administrative	61,599	—	—	178	—	178	61,777	—	61,777
Depreciation and amortization	25,064	—	—	(78)	—	(78)	24,986	(506)	24,480
Total operating expenses	1,330,020	—	693	189	(1,346)	(464)	1,329,556	(143,927)	1,185,629
Operating income	20,858	—	(693)	58	—	(635)	20,223	1,293	21,516
Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	18,754	—	(693)	58	—	(635)	18,119	1,293	19,412
Provision for income taxes	(5,642)	(1,739)	—	—	—	(1,739)	(7,381)	(523)	(7,904)
Income from continuing operations	13,428	(1,739)	(693)	58	—	(2,374)	11,054	770	11,824
Income from discontinued operations	11,517	966	—	4	—	970	12,487	(770)	11,717
Net income	$24,945	$(773)	$(693)	$62	$—	$(1,404)	$23,541	$—	$23,541

Per Share data:
Basic income per share from:
Continuing operations	$0.28						$0.23		$0.25
Discontinued operations	0.24						0.26		0.24
Net income per share - basic	$0.52						$0.49		$0.49

Diluted income per share from:
Continuing operations	$0.28						$0.22		$0.25
Discontinued operations	0.24						0.25		0.23
Net income per share - diluted	$0.52						$0.48		$0.48

	For the Year Ended December 31, 2012
	As Reported	Restatement Adjustments	As Restated
Consolidated Statement of Comprehensive Income:
Net income	$24,945	$(1,404)	$23,541
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax	358	(144)	214
Realized loss (gain) on investments in available for sale securities reclassified and included in net income, net of tax	19	(8)	11
Unrealized gains on equity investment in Affiliates Insurance Company	22	—	22
Other comprehensive income (loss)	399	(152)	247
Comprehensive income	$25,344	$(1,556)	$23,788

	For the Year Ended December 31, 2012
								Retrospective
		Error Corrections						Adjustments
	As Reported	Income Taxes	Insurance Claims	Other Errors	Presentation and Classification	Total Error Corrections	As Corrected	for Discontinued Operations	As Restated
Consolidated Statement of Cash Flows data:
Net income	24,945	(773)	(693)	62	—	(1,404)	23,541	—	23,541
Depreciation and amortization	25,064	—	—	(78)	—	(78)	24,986	(506)	24,480
Income from discontinued operations	(11,517)	—	—	(4)	(6,930)	(6,934)	(18,451)	1,293	(17,158)
Stock-based compensation	1,267	—	—	178	—	178	1,445	—	1,445
Deferred income taxes	10,556	809	—	—	—	809	11,365	—	11,365
Provision for losses on receivables	5,296	—	—	—	—	—	5,296	(850)	4,446
Changes in assets and liabilities:
Accounts receivable	(1,921)	—	—	89	641	730	(1,191)	(1,240)	(2,431)
Prepaid expenses and other assets	(11,270)	—	693	—	(665)	28	(11,242)	(114)	(11,356)
Accounts payable and accrued expenses	15,482	(54)	—	—	1,544	1,490	16,972	(271)	16,701
Accrued compensation and benefits	2,011	—	—	—	—	—	2,011	(608)	1,403
Due to related persons	(6,944)	—	—	—	53	53	(6,891)	—	(6,891)
Other current and long term liabilities	4,128	18	—	(247)	(1,573)	(1,802)	2,326	(21)	2,305
Cash provided by operating activities	56,755	—	—	—	(6,930)	(6,930)	49,825	(2,317)	47,508
Acquisition of property and equipment	(57,386)	—	—	—	—	—	(57,386)	5,581	(51,805)
Proceeds from sale of pharmacy business	34,298	—	—	—	(34,298)	(34,298)	—	—	—
Proceeds from disposition of property and equipment	30,520	—	—	—	—	—	30,520	(5,702)	24,818
Cash used in investing activities	(3,265)	—	—	—	(34,298)	(34,298)	(37,563)	(121)	(37,684)
Repayments of mortgage notes payable	(1,170)	—	—	—	142	142	(1,028)	—	(1,028)
Cash used in financing activities	(51,208)	—	—	—	142	142	(51,066)	—	(51,066)
Net cash (used in) provided by operating activities of discontinued operations	(6,018)	—	—	—	5,464	5,464	(554)	2,317	1,763
Net cash provided by investing activities of discontinued operations	—	—	—	—	35,764	35,764	35,764	121	35,885
Net cash used in financing activities of discontinued operations	—	—	—	—	(142)	(142)	(142)	—	(142)
Net cash flows (used in) provided by discontinued operations	(6,018)	—	—	—	41,086	41,086	35,068	2,438	37,506

	As of December 31, 2011
		Error Corrections							Retrospective
	As Reported	Income Taxes	Insurance Claims	Other Errors	Asset Additions and Related Accruals	Presentation and Classification	Total Error Corrections	As Corrected	Adjustments for Discontinued Operations	As Restated
Consolidated Balance Sheet data:
Accounts receivable	56,509	—	—	(242)	—	2,032	1,790	$58,299	(17,079)	$41,220
Prepaid expenses	11,097	—	—	—	—	—	—	11,097	(729)	10,368
Current net tax deferred assets	6,081	7,738	—	—	—	—	7,738	13,819		13,819
Other current assets	3,217	—	(1,070)	—	—	1,016	(54)	3,163	(163)	3,000
Assets of discontinued operations	29,022	—	—	—	996	—	996	30,018	21,808	51,826
Total current assets	148,252	7,738	(1,070)	(242)	996	3,048	10,470	158,722	3,837	162,559
Property and equipment, net	332,185	—	—	32	4,522	—	4,554	336,739	(3,757)	332,982
Goodwill and other intangible assets	29,414	—	—	—	—	—	—	29,414	(80)	29,334
Long term net deferred tax assets	48,128	692	—	—	—	—	692	48,820	—	48,820
Other long term assets	3,000	153	—	—	—	—	153	3,153	—	3,153
Total assets	583,477	8,583	(1,070)	(210)	5,518	3,048	15,869	599,346	—	599,346
Accounts payable	22,736	—	—	—	—	2,979	2,979	25,715	(1,438)	24,277
Accrued expenses	21,698	(490)	—	—	4,522	(928)	3,104	24,802	(142)	24,660
Accrued compensation and benefits	38,975	—	—	—	—	—	—	38,975	(5,076)	33,899
Due to related persons	18,659	—	—	—	—	835	835	19,494	—	19,494
Accrued real estate taxes	11,466	—	—	—	—	(835)	(835)	10,631	(278)	10,353
Security deposit liability	10,606	—	—	(400)	—	—	(400)	10,206	(23)	10,183
Other current liabilities	15,745	—	—	—	—	997	997	16,742	—	16,742
Liabilities of discontinued operations	10,419	—	—	(17)	996	—	979	11,398	6,957	18,355
Total current liabilities	189,331	(490)	—	(417)	5,518	3,048	7,659	196,990	—	196,990
Other long term liabilities	7,415	83	—	—	—	—	83	7,498	—	7,498
Total long term liabilities	113,952	83	—	—	—	—	83	114,035	—	114,035
Additional paid in capital	352,819	—	—	(97)	—	—	(97)	352,722	—	352,722
Accumulated deficit	(74,582)	7,352	(1,070)	304	—	—	6,586	(67,996)	—	(67,996)
Cumulative other comprehensive income	1,478	1,638	—	—	—	—	1,638	3,116	—	3,116
Total shareholders’ equity	280,194	8,990	(1,070)	207	—	—	8,127	288,321	—	288,321
Total liabilities and shareholders’ equity	583,477	8,583	(1,070)	(210)	5,518	3,048	15,869	599,346	—	599,346

	For the Year Ended December 31, 2011
								Retrospective
		Error Corrections						Adjustments
	As Reported	Income Taxes	Insurance Claims	Other Errors	Presentation and Classification	Total Error Corrections	As Corrected	for Discontinued Operations	As Restated
Consolidated Statement of Income data:
Senior living revenue	$1,078,380	$—	$—	$400	$(1,464)	$(1,064)	$1,077,316	$(38,579)	$1,038,737
Rehabilitation hospital revenue	105,320	—	—	—	—	—	105,320	(105,320)	—
Total revenues	1,205,150	—	—	400	(1,464)	(1,064)	1,204,086	(143,899)	1,060,187
Senior living wages and benefits	536,386	—	—	242	—	242	536,628	(26,616)	510,012
Other senior living operating expenses	259,655	—	1,070	—	(1,464)	(394)	259,261	(9,770)	249,491
Rehabilitation hospital expenses	95,305	—	—	—	—	—	95,305	(95,305)	—
Rent expense	195,407	—	—	—	—	—	195,407	(11,457)	183,950
General and administrative	57,540	—	—	(97)	—	(97)	57,443	—	57,443
Depreciation and amortization	19,694	—	—	(32)	—	(32)	19,662	(502)	19,160
Impairment of long-lived assets	3,500	—	—	—	—	—	3,500	(420)	3,080
Total operating expenses	1,188,039	—	1,070	113	(1,464)	(281)	1,187,758	(144,070)	1,043,688
Operating income	17,111	—	(1,070)	287	—	(783)	16,328	171	16,499
Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	16,792	—	(1,070)	287	—	(783)	16,009	171	16,180
Provision for income taxes	50,554	7,365	—	—	—	7,365	57,919	(70)	57,849
Income from continuing operations	67,485	7,365	(1,070)	287	—	6,582	74,067	101	74,168
Income from discontinued operations	(3,284)	(13)	—	17	—	4	(3,280)	(101)	(3,381)
Net income	64,201	7,352	(1,070)	304	—	6,586	70,787	—	70,787

Per Share data:
Basic income per share from:
Continuing operations	$1.60						$1.76		$1.76
Discontinued operations	(0.08)						(0.08)		(0.08)
Net income per share - basic	$1.52						$1.68		$1.68

Diluted income per share from:
Continuing operations	$1.52						$1.67		$1.67
Discontinued operations	(0.07)						(0.07)		(0.08)
Net income per share - diluted	$1.45						$1.59		$1.59

	For the Year Ended December 31, 2011
	As Reported	Restatement Adjustments	As Restated
Consolidated Statement of Comprehensive Income:
Net income	$64,201	$6,586	$70,787
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax	42	(18)	24
Realized loss (gain) on investments in available for sale securities reclassified and included in net income, net of tax	(4,116)	1,656	(2,460)
Unrealized gains on equity investment in Affiliates Insurance Company	76	—	76
Other comprehensive income (loss)	(3,998)	1,638	(2,360)
Comprehensive income	$60,203	$8,224	$68,427

	For the Year Ended December 31, 2011
								Retrospective
		Error Corrections						Adjustments
	As Reported	Income Taxes	Insurance Claims	Other Errors	Presentation and Classification	Total Error Corrections	As Corrected	for Discontinued Operations	As Restated
Consolidated Statement of Cash Flows data:
Net income	64,201	7,352	(1,070)	304	—	6,586	70,787	—	70,787
Depreciation and amortization	19,694	—	—	(32)	—	(32)	19,662	(502)	19,160
Loss from discontinued operations	3,284	—	—	(17)	2,746	2,729	6,013	171	6,184
Impairment of long-lived assets	3,500	—	—	—	—	—	3,500	(420)	3,080
Stock-based compensation	1,271	—	—	(98)	—	(98)	1,173	—	1,173
Deferred income taxes	(54,699)	(6,792)	—	—	—	(6,792)	(61,491)	—	(61,491)
Provision for losses on receivables	5,257	—	—	—	—	—	5,257	(1,060)	4,197
Changes in assets and liabilities:
Accounts receivable	(6,578)	—	—	243	(2,032)	(1,789)	(8,367)	23	(8,344)
Prepaid expenses and other assets	(1,025)	(153)	1,070	—	(1,016)	(99)	(1,124)	15	(1,109)
Accounts payable and accrued expenses	3,537	(490)	—	—	2,871	2,381	5,918	(70)	5,848
Accrued compensation and benefits	1,924	—	—	—	—	—	1,924	846	2,770
Due to related persons	818	—	—	—	835	835	1,653	—	1,653
Other current and long term liabilities	3,367	83	—	(400)	(658)	(975)	2,392	(8)	2,384
Cash provided by operating activities	40,295	—	—	—	2,746	2,746	43,041	(1,005)	42,036
Acquisition of property and equipment	(60,380)	—	—	—	—	—	(60,380)	2,929	(57,451)
Proceeds from disposition of property and equipment	33,269	—	—	—	—	—	33,269	(1,952)	31,317
Cash provided by (used in) investing activities	(126,756)	—	—	—	—	—	(126,756)	977	(125,779)
Repayments of mortgage notes payable	(683)	—	—	—	135	135	(548)	—	(548)
Cash provided by financing activities	90,648	—	—	—	135	135	90,783	—	90,783
Net cash provided by operating activities of discontinued operations	3,417	—	—	—	(2,017)	(2,017)	1,400	1,005	2,405
Net cash used in investing activities of discontinued operations	—	—	—	—	(729)	(729)	(729)	(977)	(1,706)
Net cash used in financing activities of discontinued operations	—	—	—	—	(135)	(135)	(135)	—	(135)
Net cash provided by discontinued operations	3,417	—	—	—	(2,881)	(2,881)	536	28	564

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.

By:	/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer

Dated:  April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce J. Mackey Jr.	President and Chief Executive Officer	April 15, 2014
Bruce J. Mackey Jr.	(Principal Executive Officer)

/s/ Paul V. Hoagland	Chief Financial Officer and Treasurer	April 15, 2014
Paul V. Hoagland	(Principal Financial Officer and Accounting Officer)

/s/ Barry M. Portnoy	Managing Director	April 15, 2014
Barry M. Portnoy

/s/ Gerard M. Martin	Managing Director	April 15, 2014
Gerard M. Martin

/s/ Bruce M. Gans	Independent Director	April 15, 2014
Bruce M. Gans

/s/ Barbara D. Gilmore	Independent Director	April 15, 2014
Barbara D. Gilmore

/s/ Donna D. Fraiche	Independent Director	April 15, 2014
Donna D. Fraiche