Form 10-Q/A
period 2013-03-31
FIVE STAR QUALITY CARE INC
filed 2014-04-16
CIK 1159281

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

FORM 10-Q/A

MARCH 31, 2013

INDEX

Explanatory Note

As used herein the terms “we”, “us” or “our” mean Five Star Quality Care, Inc. and its consolidated subsidiaries unless the context otherwise requires.

EXPLANATORY NOTE

(dollars in thousands)

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, or this Amended Quarterly Report, to amend and restate financial statements and other financial information in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, or our Quarterly Report, which was filed with the Securities and Exchange Commission, or the SEC, on May 1, 2013.

As more fully described in Note 12 to the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Amended Quarterly Report, subsequent to the filing of our Quarterly Report our management and the Audit Committee of our Board of Directors, or our Audit Committee, concluded that our consolidated financial statements for the years ended December 31, 2012 and 2011 contained within our Annual Report on Form 10-K for the year ended December 31, 2012, or our 2012 Annual Report, and our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013 contained within our Quarterly Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, respectively, should be restated, and that those financial statements previously filed with the SEC should no longer be relied upon.  We are restating our condensed consolidated financial statements for the quarters ended March 31, 2013 and 2012 contained within this Amended Quarterly Report to correct certain errors in the accounting for income taxes and other errors.  Specifically, the accounting for income tax errors relate to, among other things, the measurement of deferred tax assets for net operating losses and tax credits and the measurement of deferred tax assets and liabilities for temporary differences related to fixed assets, intangible assets and investments.  In addition, as part of the restatement we have corrected certain other errors related to insurance receivables, security deposits, accrual of fixed asset additions, classification of senior living operating expenses and certain other immaterial items.  The net impact of correcting the errors resulted in an increase to our shareholders’ equity of $6,948 and $6,749 at March 31, 2013 and December 31, 2012, respectively, and an increase to net income of $205 and $103 for the three months ended March 31, 2013 and 2012, respectively.  We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total and reflect the correction of other errors in the separate disclosures of cash flows for continuing operations and discontinued operations. These corrections increased cash provided by operating activities by $661 and $580 for the three months ended March 31, 2013 and 2012, respectively.  We have also corrected the footnote presentation of the classification of $13,221 and $11,550 as of March 31, 2013 and December 31, 2012, respectively, of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable which increased $10,142 and $9,947 as of March 31, 2013 and December 31, 2012, respectively.

In the second quarter of 2013, we and Senior Housing Properties Trust, or SNH, offered for sale 10 senior living communities that we lease from SNH and classified those communities as discontinued operations.  Also, during the second quarter of 2013, we offered for sale one senior living community we own and classified this community as discontinued operations.  In the third quarter of 2013, in connection with entering into a purchase agreement with SNH and certain unrelated parties, we reclassified our rehabilitation hospital business as discontinued operations.  These 11 senior living communities and our rehabilitation hospital business are retrospectively presented as discontinued operations throughout this Amended Quarterly Report.  Please see Note 12 to the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Amended Quarterly Report for more information regarding the effect of the retrospective adjustments to reflect discontinued operations and the correction of errors for the quarters ended March 31, 2013 and 2012.

As a result of the errors described above, we determined that our disclosure controls and procedures were not effective as of March 31, 2013.  In addition, we reassessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and determined that we had material weaknesses in our internal controls over accounting for income taxes, that we lacked sufficient personnel with requisite technical accounting competencies and that we had an insufficient level of oversight in the financial statement close process.  As a result, we concluded that our internal control over financial reporting was ineffective at December 31, 2012.  Those material weaknesses continued to exist as of March 31, 2013.

Amendments to our Quarterly Report included in this Amended Quarterly Report

The following sections of our Quarterly Report are amended and being filed in their entirety in this Amended Quarterly Report:

•      Part I, Item 1. Condensed Consolidated Financial Statements;

•      Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•      Part I, Item 4. Controls and Procedures; and

•      Part II, Item 6. Exhibits.

This Amended Quarterly Report contains only the items and exhibits to our Quarterly Report that are being amended and restated, and unaffected items are not included herein.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2013 (Restated)	December 31, 2012 (Restated)
ASSETS

Current assets:
Cash and cash equivalents	$15,156	$24,638
Accounts receivable, net of allowance of $3,479 and $2,792 at March 31, 2013 and December 31, 2012, respectively	42,955	39,205
Due from related persons	5,581	6,881
Investments in available for sale securities, of which $4,104 and $3,684 are restricted at March 31, 2013 and December 31, 2012, respectively	17,602	12,920
Restricted cash	11,502	6,548
Prepaid expenses and other current assets	30,346	38,318
Assets of discontinued operations	32,654	30,100
Total current assets	155,796	158,610

Property and equipment, net	330,707	337,494
Equity investment in Affiliates Insurance Company	5,697	5,629
Restricted cash	9,378	12,166
Restricted investments in available for sale securities	8,472	10,580
Goodwill and other intangible assets	27,415	27,708
Other long term assets	41,187	40,382
	$578,652	$592,569
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility, secured, principally by real estate	$—	$—
Revolving credit facility, secured, principally by accounts receivable	—	—
Convertible senior notes	24,872	24,872
Accounts payable	27,239	38,035
Accrued expenses	22,029	28,010
Accrued compensation and benefits	37,453	35,302
Due to related persons	19,514	19,484
Mortgage notes payable	1,109	1,092
Accrued real estate taxes	8,461	10,723
Security deposit liability	9,029	9,057
Other current liabilities	18,015	14,775
Liabilities of discontinued operations, of which $7,510 and $7,547 relate to mortgage notes payable at March 31, 2013 and December 31, 2012, respectively.	18,235	16,977
Total current liabilities	185,956	198,327

Long term liabilities:
Mortgage notes payable	37,337	37,621
Continuing care contracts	1,694	1,708
Accrued self-insurance obligations	31,485	34,647
Other long term liabilities	6,281	6,712
Total long term liabilities	76,797	80,688

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01; 75,000,000 shares authorized, 48,234,022 shares issued and outstanding at March 31, 2013 and December 31, 2012	482	482
Additional paid in capital	354,369	354,164
Accumulated deficit	(42,315)	(44,455)
Accumulated other comprehensive income	3,363	3,363
Total shareholders’ equity	315,899	313,554
	$578,652	$592,569

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2013 (Restated)	2012 (Restated)
Revenues:
Senior living revenue	$269,240	$266,805
Management fee revenue	2,302	1,088
Reimbursed costs incurred on behalf of managed communities	52,058	23,405
Total revenues	323,600	291,298

Operating expenses:
Senior living wages and benefits	132,427	131,810
Other senior living operating expenses	66,338	64,260
Costs incurred on behalf of managed communities	52,058	23,405
Rent expense	48,013	47,361
General and administrative	15,132	15,499
Depreciation and amortization	6,370	5,818
Total operating expenses	320,338	288,153

Operating income	3,262	3,145

Interest, dividend and other income	197	205
Interest and other expense	(1,456)	(1,426)
Gain (loss) on sale of available for sale securities reclassified from other comprehensive income	87	(1)

Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	2,090	1,923
Benefit (provision) for income taxes	775	(801)
Equity in earnings of Affiliates Insurance Company	76	45
Income from continuing operations	2,941	1,167
Loss from discontinued operations	(801)	(695)

Net income	$2,140	$472

Weighted average shares outstanding - basic	48,234	47,899

Weighted average shares outstanding - diluted	50,147	50,767

Basic and diluted income per share from:
Continuing operations	$0.06	$0.02
Discontinued operations	(0.02)	(0.01)
Net income per share - basic and diluted	$0.04	$0.01

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2013 (Restated)	2012 (Restated)

Net income	$2,140	$472
Other comprehensive income:
Unrealized gain on investments in available for sale securities, net of tax	60	112
Unrealized loss on equity investment in Affiliates Insurance Company	(8)	(1)
Less: Realized (gain) loss on investments in available for sale securities reclassified and included in net income, net of tax	(52)	1
Other comprehensive income	—	112
Comprehensive income	$2,140	$584

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2013 (Restated)	2012 (Restated)

Cash flows from operating activities:
Net income	$2,140	$472
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,370	5,818
Loss from discontinued operations	1,462	1,275
(Gain) loss on sale of available for sale securities	(87)	1
Equity in earnings of Affiliates Insurance Company	(76)	(45)
Stock-based compensation	205	261
Provision for losses on receivables	1,439	946
Changes in assets and liabilities:
Accounts receivable	(5,189)	(879)
Prepaid expenses and other assets	7,168	(608)
Accounts payable and accrued expenses	(12,346)	228
Accrued compensation and benefits	2,151	3,038
Due from (to) related persons, net	1,330	(4,972)
Other current and long term liabilities	(2,657)	702
Cash provided by operating activities	1,910	6,237

Cash flows from investing activities:
Payments from restricted cash and investment accounts, net	(2,166)	(3,136)
Acquisition of property and equipment	(11,250)	(11,046)
Purchase of available for sale securities	(4,882)	—
Proceeds from disposition of property and equipment held for sale	7,522	4,261
Proceeds from sale of available for sale securities	2,409	772
Cash used in investing activities	(8,367)	(9,149)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	20,000	—
Repayments of borrowings on credit facilities	(20,000)	—
Repayments of mortgage notes payable	(267)	(251)
Cash used in financing activities	(267)	(251)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(1,931)	1,443
Net cash (used in) provided by investing activities	(790)	26
Net cash used in financing activities	(37)	(35)
Net cash flows (used in) provided by discontinued operations	(2,758)	1,434

Change in cash and cash equivalents during the period	(9,482)	(1,729)
Cash and cash equivalents at beginning of period	24,638	28,374
Cash and cash equivalents at end of period	$15,156	$26,645

Supplemental cash flow information:
Cash paid for interest	$709	$1,002
Cash paid for income taxes	$296	$122

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

General

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, which we refer to as we, us or our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012, or our Amended 2012 Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of March 31, 2013, we operated 250 senior living communities located in 31 states containing 29,697 living units, including 219 primarily independent and assisted living communities with 26,852 living units and 31 SNFs with 2,845 living units.  As of March 31, 2013, we owned and operated 30 communities (2,937 living units), we leased and operated 181 communities (20,078 living units) and we managed 39 communities (6,682 living units).  Our 250 senior living communities included 10,306 independent living apartments, 14,129 assisted living suites and 5,262 skilled nursing units.  We have classified as discontinued operations two SNFs and one assisted living community owned and operated by us containing 303 living units as well as seven SNFs and four assisted living communities we lease from Senior Housing Properties Trust or its subsidiaries, or SNH, and operate containing 824 living units, and have excluded such SNFs and assisted living communities from all the preceding data in this paragraph.

As of March 31, 2013, we also leased from SNH and operated two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and at three satellite locations.  In addition, as of that date, we leased and operated 13 outpatient clinics affiliated with these rehabilitation hospitals.

In the second quarter of 2013, we reclassified 11 of our held for sale senior living communities as discontinued operations.  In the third quarter of 2013, in connection with entering into a purchase agreement with SNH and certain unrelated parties, we reclassified our rehabilitation hospital business as discontinued operations.  These 11 senior living communities and our rehabilitation hospital business are retrospectively presented as discontinued operations throughout this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, or our Amended Quarterly Report.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Restatement of Previously Issued Financial Statements

As discussed further in Note 12, we are restating our condensed consolidated financial statements for the quarters ended March 31, 2013 and 2012 contained within our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, or our Quarterly Report, to correct certain errors in the accounting for income taxes.   In addition, as part of the restatement we have corrected certain other errors related to insurance receivables, security deposits, accrual of fixed asset additions, classification of senior living operating expenses and certain other immaterial items.  We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total.  We have also corrected the footnote presentation of certain of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable.

Segment Information

We have three operating segments: senior living communities, rehabilitation and wellness and rehabilitation hospitals. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or ASC, Topic 280, and as discussed further in Note 11, our rehabilitation hospital operating segment has been reclassified as discontinued operations. After the reclassification of our rehabilitation hospital business as discontinued operations, our business is comprised of one reportable segment, senior living.

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

In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  We are required to adopt ASU 2014-08 prospectively for all disposals or components of our business classified as held for sale during fiscal period beginning after December 15, 2014 and are currently evaluating what impact, if any, its adoption will have to the presentation of our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment, at cost, consists of the following:

	March 31, 2013 (Restated)	December 31, 2012 (Restated)
Land	$21,714	$21,714
Buildings and improvements	273,188	277,330
Furniture, fixtures and equipment	107,145	103,707
	402,047	402,751
Accumulated depreciation	(71,340)	(65,257)
	$330,707	$337,494

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

For the three months ended March 31, 2013 and 2012 we recorded depreciation expense of $6,084 and $5,802, respectively, relating to our property and equipment.

As of March 31, 2013, we had $3,125 of assets included in our property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to purchase these assets.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income for the three months ended March 31, 2013:

	Equity Investment in Affiliates Insurance Company	Investments in Available for Sale Securities (Restated)	Accumulated Other Comprehensive Income (Restated)
Balance at January 1, 2013	$99	$3,264	$3,363
Unrealized (loss) gain on investments, net of tax	(8)	60	52
Reclassification adjustment:
Realized gain on investments, net of tax	—	(52)	(52)
Balance at March 31, 2013	$91	$3,272	$3,363

Accumulated other comprehensive income represents the net unrealized appreciation of investments and our share of other comprehensive income of Affiliates Insurance Company, or AIC.

Note 5.  Income Taxes

For the three months ended March 31, 2013, we recognized a net tax benefit from continuing operations of $775, which includes a tax benefit of $1,468 relating to a work opportunity tax credit program that expired in 2012 and which was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.  As prescribed by FASB ASC Topic 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted; and the total effect of the reinstatement of the work opportunity tax credit program relating to 2012 employee wages is recorded as a component of income tax expense in continuing operations during the first quarter of 2013.  We also recognized a tax benefit from discontinued operations of $661.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $70,765, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $11,729.  Our net operating loss carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

We maintain a partial valuation allowance against certain deferred tax assets related to impaired investments.  If and when we believe that we will more likely than not realize the benefit of these deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statements of income, which will affect our results of operations.

Note 6.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three months ended March 31, 2013 and 2012 using the weighted average number of shares outstanding during the periods.  Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two-class method or the treasury stock method. The treasury stock method reflects dilutive potential common shares related to the Notes that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  For the three months ended March 31, 2013

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

and 2012, the effect of our convertible senior notes due in 2026, or the Notes, was not included in the computation of diluted EPS because to do so would have been antidilutive.  See Note 8 for further information regarding the Notes.  The weighted average shares outstanding used to calculate basic and diluted EPS include 547 and 565 unvested common shares as of March 31, 2013 and 2012, respectively, issued to our officers and others under our equity compensation plan, or the Share Award Plan.  Unvested shares issued under the Share Award Plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

The following table provides a reconciliation of income from continuing operations to diluted loss from discontinued operations and a reconciliation of the number of common shares used in the computations of EPS from continuing operations to diluted EPS from continuing operations and diluted loss per share from discontinued operations:

	Three Months Ended March 31,
	2013 (Restated)			2012 (Restated)
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$2,941	48,234	$0.06	$1,167	47,899	$0.02
Effect of the Notes	171	1,913		221	2,868
Diluted income from continuing operations	$2,941	50,147	$0.06	$1,167	50,767	$0.02
Diluted loss from discontinued operations	$(801)	50,147	$(0.02)	$(695)	50,767	$(0.01)

Note 7.  Fair Values of Assets and Liabilities

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

The table below presents the assets measured at fair value at March 31, 2013 and December 31, 2012 categorized by the level of inputs used in the valuation of each asset.

	As of March 31, 2013				As of December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1) (Restated)	Significant Other Observable Inputs (Level 2) (Restated)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1) (Restated)	Significant Other Observable Inputs (Level 2) (Restated)	Significant Unobservable Inputs (Level 3)

Cash equivalents (1)	$16,789	$16,789	$—	$—	$22,149	$22,149	$—	$—
Available for sale securities: (2)
Equity securities
Financial services industry	4,827	4,827	—	—	6,025	6,025	—	—
Non-equity investment instrument	746	746	—	—	—	—	—	—
REIT industry	650	650	—	—	484	484	—	—
Utilities industry	460	460	—	—	—	—	—	—
Other	1,561	1,561	—	—	775	775	—	—
Total equity securities	8,244	8,244	—	—	7,284	7,284	—	—
Debt securities
International bond fund (3)	2,352	—	2,352	—	2,345	—	2,345	—
High yield fund (4)	2,230	—	2,230	—	2,168	—	2,168	—
Industrial bonds	5,458	—	5,458	—	5,186	—	5,186	—
Government bonds	4,909	4,609	300	—	4,666	4,666	—	—
Financial bonds	980	—	980	—	982	—	982	—
Other	1,901	—	1,901	—	869	—	869	—
Total debt securities	17,830	4,609	13,221	—	16,216	4,666	11,550	—
Total available for sale securities	26,074	12,853	13,221	—	23,500	11,950	11,550	—
Total	$42,863	$29,642	$13,221	$—	$45,649	$34,099	$11,550	$—

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

(1) Cash equivalents, consist of money market funds held principally for obligations arising from our self-insurance programs.

(2) Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $17,602 and $8,472, respectively, at March 31, 2013 and $12,920 and $10,580, respectively, at December 31, 2012.  We estimate the fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.   In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.

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

During the three months ended March 31, 2013, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value; however as described in Note 12, we did correct the classification of $13,221 and $11,550 as of March 31, 2013 and December 31, 2012, respectively, of our available for sale debt securities from Level 1 assets to Level 2 assets and corrected the disclosure of the fair value of our mortgage notes payable which increased $10,142 and $9,947 as of March 31, 2013 and December 31, 2012, respectively. There were no other transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2013.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The carrying values of accounts receivable and accounts payable approximate fair value as of March 31, 2013 and December 31, 2012.  The carrying value and fair value of the Notes were $24,872 and $24,903, respectively, as of March 31, 2013 and $24,872 and $24,623, respectively, as of December 31, 2012 and are categorized in Level 2 of the fair value hierarchy in their entirety.  We estimate the fair value of the Notes using an average of the bid and ask prices of our then outstanding Notes on or about March 31, 2013.  The carrying value and fair value of our mortgage notes payable were $45,956 and $52,931, respectively, as of March 31, 2013 and $46,260 and $53,115, respectively, as of December 31, 2012 and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.  Because these Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.  We measured the fair value of our equity investment in AIC, which is an Indiana insurance company that we currently own in equal proportion as each of the other seven shareholders of that company (see Note 10), and categorized that investment in Level 2 of the fair value hierarchy in its entirety, by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

Note 8.  Indebtedness

On March 15, 2013, we entered into an amendment to our $35,000 revolving secured line of credit, or our Credit Agreement, that is available for general business purposes, including acquisitions.  As a result of this amendment, the maturity date of our Credit Agreement was extended from March 18, 2013 to March 18, 2016.  In addition, the interest rate payable on borrowings under our Credit Agreement was reduced from LIBOR (with a floor of 200 basis points) plus a premium of 400 basis points, which would have equaled 6% as of March 31, 2013, to LIBOR (with no floor) plus a premium of 250 basis points, or 2.70% as of March 31, 2013.  We may draw, repay and redraw funds under our Credit Agreement until maturity, and no principal repayment is due until maturity.  We made no borrowings under our Credit Agreement during the three months ended March 31, 2013 and 2012.  As of March 31, 2013 and April 30, 2013, we had $0 outstanding under our Credit Agreement.  We incurred interest expense and other associated costs related to our Credit Agreement of $152 and $176 for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013, six of our senior living communities were encumbered by mortgage notes with an aggregate outstanding principal balance of $45,956: (1) two of our communities, which we have classified as discontinued operations, were encumbered by United States Department of Housing and Urban Development, or HUD, insured mortgage notes (We subsequently sold these two communities on April 30, 2013, and in connection with the sale, the buyer prepaid the $7,510 principal amount outstanding HUD mortgage debt.  See Note 11 for further information regarding the sale of these communities); (2) one of our communities was encumbered by a Federal National Mortgage Association, or FNMA, mortgage note and; (3) three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes.  These mortgages contain HUD, FNMA and FMCC, respectively, standard mortgage covenants.  We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes as part of our acquisitions of the encumbered communities in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.  The weighted average interest rate on these six notes was 6.67% as of March 31, 2013.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to May 2039.  We incurred mortgage interest expense, including premium amortization, of $699 and $717 for the three months ended March 31, 2013 and 2012, respectively, including interest expense recorded in discontinued operations.  Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable HUD, FNMA and FMCC approval.  As of March 31, 2013, we believe we were in compliance with all applicable covenants under these mortgages.

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

As of March 31, 2013, we leased 188 senior living communities (including 11 senior living communities that we have classified as discontinued operations) and two rehabilitation hospitals (which we have classified as discontinued operations) from SNH.  Under our leases with SNH, we pay SNH minimum rent plus percentage rent based on increases in gross revenues at certain properties.  Our total minimum annual rent payable to SNH as of March 31, 2013 was $198,357, excluding percentage rent.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization, was $50,600 and $49,804 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and 2012, we had outstanding rent due and payable to SNH of $17,756 and $17,492, respectively.  During the three months ended March 31, 2013, pursuant to the terms of our leases with SNH, we sold $8,171 of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $654.  As of March 31, 2013, our property and equipment and assets in our discontinued operations included $6,190 for similar improvements we have made to properties we lease from SNH that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to purchase such assets.

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

In June 2013, we agreed with SNH that SNH will offer for sale 10 senior living communities we lease from SNH with 721 living units.  Seven of these 10 communities with 578 living units are SNFs and three of these 10 communities with 143 living units are assisted living communities.  Also in June 2013, we decided to offer for sale one assisted living community we own with 32 living units.  In August 2013, we and SNH entered into a purchase agreement with certain unrelated parties, pursuant to which SNH agreed to sell the real estate associated with two rehabilitation hospitals and certain related assets, and in connection with such sale, we agreed to transfer the operations of those hospitals and several leased in-patient and out-patient clinics that are affiliated with those hospitals to those third parties. We and SNH completed the sale and transfer of our rehabilitation hospital business on December 31, 2013. These 11 senior living communities which we classified as discontinued operations in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and our rehabilitation hospital business which we classified as discontinued operations during the third quarter of 2013, are retrospectively accounted for as discontinued operations throughout this Amended Quarterly Report.

We have reclassified the condensed consolidated balance sheets, the condensed consolidated statements of income and the consolidated statement of cash flows for all periods presented to show the financial position, results of operations and cash flows of our pharmacies, our rehabilitation hospital business and the communities that have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the condensed consolidated financial statements for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013 (Restated)	2012 (Restated)
Revenues	$42,078	$60,151
Expenses	(43,540)	(61,426)
Income tax benefit	661	580
Net loss	$(801)	$(695)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 12.   Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our Quarterly Report, we identified certain errors primarily related to the accounting for income taxes. The Audit Committee of our Board of Directors, or our Audit Committee, after consideration of relevant facts and circumstances and after consultation with our management, concluded that our consolidated financial statements for the years ended December 31, 2012 and 2011 contained within our 2012 Annual Report, and our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013 contained within Quarterly Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, respectively, should be restated, and that those financial statements previously filed with the SEC should no longer be relied upon.

Our condensed consolidated financial statements for the quarters ended March 31, 2013 and 2012 are restated to correct certain errors related to the accounting for income taxes and other errors. We have corrected our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 to reflect the effects of the restatement of our 2011 and 2012 annual financial statements. The accounting for income tax errors relate to, among other things, the measurement of deferred tax assets for net operating losses and tax credits and the measurement of deferred tax assets and liabilities for temporary differences related to fixed assets, intangible assets and investments.

Prior to 2011, we recognized a valuation allowance for most of our net deferred tax assets; therefore, errors in the measurement of our deferred tax assets and liabilities for years prior to 2011 were substantially offset by corresponding errors in the valuation allowance, with minimal net impact to our consolidated financial statements. We have corrected the errors relating to the quarter ended March 31, 2013 by increasing the income tax benefit by $143.  We have corrected the errors relating to the quarter ended March 31, 2012 by decreasing the income tax provision by $81.

In addition, as part of the restatement, our condensed consolidated financial statements for the quarters ended March 31, 2013 and 2012 also have been adjusted to correct certain other errors in those periods, including:

•      In 2013, we discovered certain errors relating to our security deposit liability.  We have corrected the errors relating to the quarter ended March 31, 2013 by decreasing senior living revenues by $150.  We have corrected the errors relating to the quarter ended March 31, 2012 by increasing senior living revenues by $71.

•      In the fourth quarter of 2013, we determined that certain assets acquired and placed into service as of March 31, 2013 and December 31, 2012 were not recorded in the proper time period.  We have corrected the balance sheet error by recording $500 and $5,622 of fixed asset additions and related accrued liabilities as of March 31, 2013 and December 31, 2012, respectively.

•      We made certain other immaterial corrections that impacted our condensed consolidated statements of income, including adjustments to senior living wages and benefits and depreciation expense, and made other balance sheet classification changes that are not material, individually or in aggregate, in the restated condensed consolidated financial statements included herein.

The net impact of correcting the errors resulted in an increase to our shareholders’ equity of $6,948 and $6,749 at March 31, 2013 and December 31, 2012, respectively, and an increase to net income of $205 and $103 for the three months ended March 31, 2013 and 2012, respectively.

We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total, and corrected certain other immaterial errors in cash flow presentation. These corrections increased cash provided by operating activities by $661 and $580 for the three months ended March 31, 2013 and 2012, respectively.

We have also corrected the footnote presentation in Note 6 of the classification of $13,221 and $11,550 as of March 31, 2013 and December 31, 2012, respectively, of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable which increased $10,142 and $9,947 as of March 31, 2013 and December 31, 2012, respectively.

In the second quarter of 2013, we and SNH offered for sale 10 senior living communities that we lease from SNH and classified those communities as discontinued operations.  Also, during the second quarter of 2013, we offered for sale one senior living community we own and classified this community as discontinued operations.  In the third quarter of 2013, in connection with entering into a purchase agreement with SNH and certain unrelated parties, we reclassified our rehabilitation hospital business as discontinued operations.  These 11 senior living communities and our rehabilitation hospital business are retrospectively presented as discontinued operations throughout the financial statements.  These reclassifications to discontinued operations had no impact upon our shareholders’ equity or net income, but these reclassifications increased our income from continuing operations by $539 and increased our loss from discontinued operations by that same amount for the three months ended March 31, 2013.  These reclassifications increased our income from continuing operations by $73 and increased our loss from discontinued operations by that same amount for the three months ended March 31, 2012.

The financial information included in the financial statements and the Notes thereto reflect the effects of the corrections and retrospective adjustments described above.

The following tables summarize the effect of the retrospective adjustments to reflect discontinued operations and the correction of errors by financial statement line item for the three months ended March 31, 2013 and 2012, and as of December 31, 2012:

	As of March 31, 2013
		Error Corrections							Retrospective
	As Reported	Income Taxes	Insurance Claims	Other Errors	Asset Additions and Related Accruals	Presentation and Classification	Total Error Corrections	As Corrected	Adjustments for Discontinued Operations	As Restated
Consolidated Balance Sheet data:
Accounts receivable	$56,547	$—	$—	$(138)	$—	$1,953	$1,815	$58,362	$(15,407)	$42,955
Prepaid expenses and other current assets	21,156	10,430	(1,763)	—	—	1,361	10,028	31,184	(838)	30,346
Assets of discontinued operations	12,634	—	—	—	2	—	2	12,636	20,018	32,654
Total current assets	140,178	10,430	(1,763)	(138)	2	3,314	11,845	152,023	3,773	155,796
Property and equipment, net	333,773	—	—	129	498	—	627	334,400	(3,693)	330,707
Goodwill and other intangible assets	27,495	—	—	—	—	—	—	27,495	(80)	27,415
Other long term assets	43,660	(2,473)	—	—	—	—	(2,473)	41,187	—	41,187
Total assets	568,653	7,957	(1,763)	(9)	500	3,314	9,999	578,652	—	578,652
Accounts payable	25,935	—	—	—	—	3,028	3,028	28,963	(1,724)	27,239
Accrued expenses	19,963	(346)	—	—	498	2,099	2,251	22,214	(185)	22,029
Accrued compensation and benefits	44,691	—	—	—	—	—	—	44,691	(7,238)	37,453
Due to related persons	18,410	—	—	—	—	1,104	1,104	19,514	—	19,514
Accrued real estate taxes	9,812	—	—	—	—	(1,104)	(1,104)	8,708	(247)	8,461
Security deposits	9,550	—	—	(497)	—	—	(497)	9,053	(24)	9,029
Other current liabilities	19,831	—	—	—	—	(1,813)	(1,813)	18,018	(3)	18,015
Liabilities of discontinued operations	8,833	—	—	(21)	2	—	(19)	8,814	9,421	18,235
Total current liabilities	183,006	(346)	—	(518)	500	3,314	2,950	185,956	—	185,956
Other long term liabilities	6,180	101	—	—	—	—	101	6,281	—	6,281
Total long term liabilities	76,696	101	—	—	—	—	101	76,797	—	76,797
Additional paid in capital	354,288	—	—	81	—	—	81	354,369	—	354,369
Accumulated deficit	(47,702)	6,722	(1,763)	428	—	—	5,387	(42,315)	—	(42,315)
Cumulative other comprehensive income	1,883	1,480	—	—	—	—	1,480	3,363	—	3,363
Total shareholders’ equity	308,951	8,202	(1,763)	509	—	—	6,948	315,899	—	315,899
Total liabilities and shareholders’ equity	$568,653	$7,957	$(1,763)	$(9)	$500	$3,314	$9,999	$578,652	$—	$578,652

	For the Three Months Ended March 31, 2013
		Error Corrections				Retrospective Adjustments for
	As Reported	Income Taxes	Other Errors	Total Error Corrections	As Corrected	Discontinued Operations	As Restated
Consolidated Statement of Income data:
Senior living revenue	$278,211	$—	$(150)	$(150)	$278,061	$(8,821)	$269,240
Rehabilitation hospital revenue	27,481	—	—	—	27,481	(27,481)	—
Total revenues	360,052	—	(150)	$(150)	359,902	(36,302)	323,600
Senior living wages and benefits	139,212	—	(193)	(193)	139,019	(6,592)	132,427
Other senior living operating expenses	68,960	—	—	—	68,960	(2,622)	66,338
Rehabilitation hospital expenses	24,894	—	—	—	24,894	(24,894)	—
Rent expense	50,877	—	—	—	50,877	(2,864)	48,013
Depreciation and amortization	6,514	—	(19)	(19)	6,495	(125)	6,370
Total operating expenses	357,647	—	(212)	(212)	357,435	(37,097)	320,338
Operating income	2,405	—	62	62	2,467	795	3,262
Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	1,233	—	62	62	1,295	795	2,090
Benefit for income taxes	1,005	26	—	26	1,031	(256)	775
Income from continuing operations	2,314	26	62	88	2,402	539	2,941
Loss from discontinued operations	(379)	117	—	117	(262)	(539)	(801)
Net income	$1,935	$143	$62	$205	$2,140	$—	$2,140

Per Share Data:
Basic income per share from:
Continuing operations	$0.05				$0.05		$0.06
Discontinued operations	(0.01)				(0.01)		(0.02)
Net income per share - basic	$0.04				$0.04		$0.04

Diluted income per share from:
Continuing operations	$0.05				$0.05		$0.06
Discontinued operations	(0.01)				(0.01)		(0.02)
Net income per share - diluted	$0.04				$0.04		$0.04

	For the Three Months Ended March 31, 2013
	As Reported	Error Corrections	As Restated
Consolidated Statement of Comprehensive Income:
Net income	$1,935	$205	$2,140
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax	101	(41)	60
Realized loss (gain) on investments in available for sale securities reclassified and included in net income, net of tax	(87)	35	(52)
Unrealized gains on equity investment in Affiliates Insurance Company	(8)	—	(8)
Other comprehensive income (loss)	6	(6)	—
Comprehensive income	$1,941	$199	$2,140

	For the Three Months Ended March 31, 2013
		Error Corrections					Retrospective Adjustments
	As Reported	Income Taxes	Other Errors	Presentation and Classification	Total Error Corrections	As Corrected	for Discontinued Operations	As Restated
Consolidated Statement of Cash Flows data:
Net income	1,935	143	62	—	205	2,140	—	2,140
Depreciation and amortization	6,514	—	(19)	—	(19)	6,495	(125)	6,370
(Income) loss from discontinued operations	379	—	—	288	288	667	795	1,462
Provision for losses on receivables	1,772	—	—	—	—	1,772	(333)	1,439
Changes in assets and liabilities:
Accounts receivable	(5,185)	—	(193)	(562)	(755)	(5,940)	751	(5,189)
Prepaid expenses and other assets	7,102	(341)	—	320	(21)	7,081	87	7,168
Accounts payable and accrued expenses	(14,018)	198	—	1,532	1,730	(12,288)	(58)	(12,346)
Accrued compensation and benefits	3,705	—	—	—	—	3,705	(1,554)	2,151
Due to related persons, net	1,114	—	—	216	216	1,330	—	1,330
Other current and long term liabilities	(1,349)	—	150	(1,506)	(1,356)	(2,705)	48	(2,657)
Cash provided by operating activities	2,011	—	—	288	288	2,299	(389)	1,910
Acquisition of property and equipment	(12,560)	—	—	—	—	(12,560)	1,310	(11,250)
Proceeds from disposition of property and equipment held for sale	8,171	—	—	—	—	8,171	(649)	7,522
Cash used in investing activities	(9,028)	—	—	—	—	(9,028)	661	(8,367)
Repayments of mortgage notes payable	(304)	—	—	37	37	(267)	—	(267)
Cash used in financing activities	(304)	—	—	37	37	(267)	—	(267)
Net cash used in operating activities of discontinued operations	(2,161)	—	—	(159)	(159)	(2,320)	389	(1,931)
Net cash used in investing activities of discontinued operations	—	—	—	(129)	(129)	(129)	(661)	(790)
Net cash used in financing activities of discontinued operations	—	—	—	(37)	(37)	(37)	—	(37)
Net cash used in discontinued operations	(2,161)	—	—	(325)	(325)	(2,486)	(272)	(2,758)

	For the Three Months Ended March 31, 2012
		Error Corrections				Retrospective Adjustments for
	As Reported	Income Taxes	Other Errors	Total Error Corrections	As Corrected	Discontinued Operations	As Restated
Consolidated Statement of Income data:
Senior living revenue	$275,870	$—	$70	$70	$275,940	$(9,135)	$266,805
Rehabilitation hospital revenue	26,787	—	—	—	26,787	(26,787)	—
Total revenues	327,150	—	70	70	327,220	(35,922)	291,298
Senior living wages and benefits	138,374	—	24	24	138,398	(6,588)	131,810
Other senior living operating expenses	66,612	—	—	—	66,612	(2,352)	64,260
Rehabilitation hospital expenses	24,119	—	—	—	24,119	(24,119)	—
Rent expense	50,225	—	—	—	50,225	(2,864)	47,361
General and administrative	15,455	—	44	44	15,499	—	15,499
Depreciation and amortization	5,959	—	(19)	(19)	5,940	(122)	5,818
Total operating expenses	324,149	—	49	49	324,198	(36,045)	288,153
Operating income	3,001	—	21	21	3,022	123	3,145
Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	1,779	—	21	21	1,800	123	1,923
Provision for income taxes	(602)	(149)	—	(149)	(751)	(50)	(801)
Income from continuing operations	1,222	(149)	21	(128)	1,094	73	1,167
Loss from discontinued operations	(853)	230	1	231	(622)	(73)	(695)
Net income	369	81	22	103	472	—	472

Per Share Data:
Basic income per share from:
Continuing operations	$0.03				$0.02		$0.02
Discontinued operations	(0.02)				(0.01)		(0.01)
Net income per share - basic	$0.01				$0.01		$0.01

Diluted income per share from:
Continuing operations	$0.03				$0.02		$0.02
Discontinued operations	(0.02)				(0.01)		(0.01)
Net income per share - diluted	$0.01				$0.01		$0.01

	For the Three Months Ended March 31, 2012
	As Reported	Error Corrections	As Restated
Consolidated Statement of Comprehensive Income:
Net income	369	103	472
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax	187	(75)	112
Realized loss (gain) on investments in available for sale securities reclassified and included in net income, net of tax	1	—	1
Unrealized gains on equity investment in Affiliates Insurance Company	(1)	—	(1)
Other comprehensive income (loss)	187	(75)	112
Comprehensive income	556	28	584

	For the Three Months Ended March 31, 2012
		Error Corrections					Retrospective Adjustments
	As Reported	Income Taxes	Other Errors	Presentation and Classification	Total Error Corrections	As Corrected	for Discontinued Operations	As Restated
Consolidated Statement of Cash Flows data:
Net income	369	81	22	—	103	472	—	472
Depreciation and amortization	5,959	—	(19)	—	(19)	5,940	(122)	5,818
Loss from discontinued operations	853	—	(1)	300	299	1,152	123	1,275
Stock-based compensation	217	—	44	—	44	261	—	261
Provision for losses on receivables	1,161	—	—	—	—	1,161	(215)	946
Changes in assets and liabilities:
Accounts receivable	(1,551)	—	24	147	171	(1,380)	501	(879)
Prepaid expenses and other assets	(355)	(214)	—	24	(190)	(545)	(63)	(608)
Accounts payable and accrued expenses	1,356	133	—	(1,287)	(1,154)	202	26	228
Accrued compensation and benefits	4,788	—	—	—	—	4,788	(1,750)	3,038
Due to related persons, net	(5,192)	—	—	220	220	(4,972)	—	(4,972)
Other current and long term liabilities	(169)	—	(70)	896	826	657	45	702
Cash provided by operating activities	7,392	—	—	300	300	7,692	(1,455)	6,237
Acquisition of property and equipment	(12,896)	—	—	—	—	(12,896)	1,850	(11,046)
Proceeds from disposition of property and equipment held for sale	6,318	—	—	—	—	6,318	(2,057)	4,261
Cash used in investing activities	(8,942)	—	—	—	—	(8,942)	(207)	(9,149)
Repayments of mortgage notes payable	(286)	—	—	35	35	(251)	—	(251)
Cash used in financing activities	(286)	—	—	35	35	(251)	—	(251)
Net cash provided by operating activities of discontinued operations	107	—	—	(119)	(119)	(12)	1,455	1,443
Net provided by investing activities of discontinued operations	—	—	—	(181)	(181)	(181)	207	26
Net cash used in financing activities of discontinued operations	—	—	—	(35)	(35)	(35)	—	(35)
Net cash provided by discontinued operations	107	—	—	(335)	(335)	(228)	1,662	1,434

	As of December 31, 2012
		Error Corrections							Retrospective
	As Reported	Income Taxes	Insurance Claims	Other Errors	Asset Additions and Related Accruals	Presentation and Classification	Total Error Corrections	As Corrected	Adjustments for Discontinued Operations	As Restated
Consolidated Balance Sheet data:
Accounts receivable	$53,134	$—	$—	$(331)	$—	$1,391	$1,060	$54,194	$(14,989)	$39,205
Due from related persons	—	—	—	—	—	6,881	6,881	6,881	—	6,881
Prepaid and other current assets	29,644	9,507	(1,763)	—	—	1,681	9,425	39,069	(751)	38,318
Assets of discontinued operations	10,430	—	—	—	693	—	693	11,123	18,977	30,100
Total current assets	137,314	9,507	(1,763)	(331)	693	9,953	18,059	155,373	3,237	158,610
Property and equipment, net	335,612	—	—	110	4,929	—	5,039	340,651	(3,157)	337,494
Goodwill and other intangible assets	27,788	—	—	—	—	—	—	27,788	(80)	27,708
Other long term assets	42,267	(1,885)	—	—	—	—	(1,885)	40,382	—	40,382
Total assets	571,356	7,622	(1,763)	(221)	5,622	9,953	21,213	592,569	—	592,569
Accounts payable	36,920	—	—	—	—	2,768	2,768	39,688	(1,653)	38,035
Accrued expenses	22,996	(544)	—	—	4,929	827	5,212	28,208	(198)	28,010
Accrued compensation and benefits	40,986	—	—	—	—	—	—	40,986	(5,684)	35,302
Due to related persons	11,715	—	—	—	—	7,769	7,769	19,484	—	19,484
Accrued real estate taxes	11,905	—	—	—	—	(888)	(888)	11,017	(294)	10,723
Security deposits	9,727	—	—	(647)	—	—	(647)	9,080	(23)	9,057
Other current liabilities	15,299	—	—	—	—	(523)	(523)	14,776	(1)	14,775
Liabilities of discontinued operations	8,448	—	—	(21)	693	—	672	9,120	7,857	16,977
Total current liabilities	183,960	(544)	—	(668)	5,622	9,953	14,363	198,323	4	198,327
Other long term liabilities	6,615	101	—	—	—	—	101	6,716	(4)	6,712
Total long term liabilities	80,591	101	—	—	—	—	101	80,692	(4)	80,688
Additional paid in capital	354,083	—	—	81	—	—	81	354,164	—	354,164
Accumulated deficit	(49,637)	6,579	(1,763)	366	—	—	5,182	(44,455)	—	(44,455)
Cumulative other comprehensive income	1,877	1,486	—	—	—	—	1,486	3,363	—	3,363
Total shareholders’ equity	306,805	8,065	(1,763)	447	—	—	6,749	313,554	—	313,554
Total liabilities and shareholders’ equity	$571,356	$7,622	$(1,763)	$(221)	$5,622	$9,953	$21,213	$592,569	$—	$592,569

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We have three operating segments: senior living communities, rehabilitation and wellness and rehabilitation hospitals. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under FASB ASC Topic 280, and as discussed further in Note 11 to the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Amended Quarterly Report, our rehabilitation hospital operating segment has been reclassified as discontinued operations. After the reclassification of our rehabilitation hospital business as discontinued operations, our business is comprised of one reportable segment, senior living.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

As discussed further in Note 12, we are restating our condensed consolidated financial statements for the quarters ended March 31, 2013 and 2012 contained within our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, or our Quarterly Report, to correct certain errors in the accounting for income taxes.   In addition, as part of the restatement process we have corrected certain other errors related to insurance receivables, security deposits, accrual of fixed asset additions, classification of senior living operating expenses and certain other immaterial items.  We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total.  Also, as described in Note 7, we have corrected the footnote presentation of certain of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable.

Key Statistical Data For the Three Months Ended March 31, 2013 and 2012:

The following tables present a summary of our operations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(dollars in thousands, except average monthly rate)	2013 (Restated)	2012 (Restated)	$ Change	%/bps Change
Senior living revenue	$269,240	$266,805	$2,435	0.9%
Management fee revenue	2,302	1,088	1,214	111.6%
Reimbursed costs incurred on behalf of managed communities	52,058	23,405	28,653	122.4%
Total revenue	323,600	291,298	32,302	11.1%
Senior living wages and benefits	(132,427)	(131,810)	(617)	(0.5)%
Other senior living operating expenses	(66,338)	(64,260)	(2,078)	(3.2)%
Costs incurred on behalf of managed communities	(52,058)	(23,405)	(28,653)	(122.4)%
Rent expense	(48,013)	(47,361)	(652)	(1.4)%
General and administrative expense	(15,132)	(15,499)	367	2.4%
Depreciation and amortization expense	(6,370)	(5,818)	(552)	(9.5)%
Interest, dividend and other income	197	205	(8)	(3.9)%
Interest and other expense	(1,456)	(1,426)	(30)	(2.1)%
Gain (loss) on sale of available for sale securities reclassified from other comprehensive income	87	(1)	88	8800.0%
Benefit (provision) for income taxes	775	(801)	1,576	196.8%
Equity in earnings of Affiliates Insurance Company	76	45	31	68.9%
Income from continuing operations	$2,941	$1,167	$1,774	152.0%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	39	25	14	56.0%
Number of total communities	250	236	14	5.9%

Total number of living units (end of period):
Owned and leased living units	23,015	23,015	—	—
Managed living units	6,682	3,736	2,946	78.9%
Number of total living units	29,697	26,751	2,946	11.0%

Owned and leased communities:
Occupancy %	86.0%	86.4%	n/a	(40	)bps
Average monthly rate(1)	$4,471	$4,362	$109	2.5%
Percent of senior living revenue from Medicaid	10.9%	11.0%	n/a	(10	)bps
Percent of senior living revenue from Medicare	13.3%	12.9%	n/a	40	bps
Percent of senior living revenue from private and other sources	75.8%	76.1%	n/a	(30	)bps

(1)             Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenue divided by occupied units, during the period and multiplying it by 30 days.

Comparable communities	(senior living communities that we have owned, leased or managed and operated continuously since January 1, 2012):

	Three months ended March 31,
(dollars in thousands, except average monthly rate)	2013 (Restated)	2012 (Restated)	$ Change	%/bps Change
Senior living revenue	$269,240	$266,805	$2,435	0.9%
Management fee revenue	1,115	1,070	45	4.2%
Senior living wages and benefits	(132,427)	(131,810)	(617)	(0.5)%
Other senior living operating expenses	(66,338)	(64,260)	(2,078)	(3.2)%
Total number of communities (end of period):
Owned and leased communities	211	211	n/a	—
Managed communities	23	23	n/a	—
Number of total communities	234	234	n/a	—

Total number of living units (end of period):
Owned and leased living units	23,015	23,015	n/a	—
Managed living units	3,391	3,391	n/a	—
Number of total living units	26,406	26,406	n/a	—

Occupancy %	86.0%	86.4%	n/a	(40	)bps
Average monthly rate(1)	$4,471	$4,362	$109	2.5%
Percent of senior living revenue from Medicaid	10.9%	11.0%	n/a	(10	)bps
Percent of senior living revenue from Medicare	13.3%	12.9%	n/a	40	bps
Percent of senior living revenue from private and other sources	75.8%	76.1%	n/a	(30	)bps

(1)             Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenue divided by occupied units, during the period and multiplying it by 30 days.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Our senior living revenue increased 0.9% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increased per diem charges to residents partially offset by a decrease in occupancy.

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

Our senior living wages and benefits increased 0.5% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increased employee health insurance costs partially offset by lower wage costs.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased 3.2% due to increased charges from various service providers and general maintenance expenses.  Our senior living rent expense increased 1.4% compared to the same period in 2012 primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH at our request since January 1, 2012.

Our depreciation and amortization expense increased 9.5% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to capital expenditures (net of sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

General and administrative expenses decreased 2.4% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to lower costs associated with third party services.

Our interest, dividend and other income decreased 3.9% for the three months ended March 31, 2013 compared to the same period in 2012 due to lower investable cash balances and lower yields realized on our investments.

Our interest and other expense increased 2.1% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to interest on borrowings under our Credit Facility, partially offset by our repayment and subsequent termination of the Bridge Loan in April 2012.

For the three months ended March 31, 2013, we recognized a net tax benefit from continuing operations of $775,000, which includes a tax benefit of $1.5 million relating to a work opportunity tax credit program that expired in 2012 which was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.  As prescribed by FASB ASC Topic 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted; and the total effect of the reinstatement of the work opportunity tax credit program relating to 2012 employee wages is recorded as a component of income tax expense in continuing operations during the first quarter of 2013.  We also recognized a tax benefit from discontinued operations of $661,000.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $70.8 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $11.7 million.  See Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Amended Quarterly Report.

Discontinued operations:

Loss from discontinued operations for the three months ended March 31, 2013 increased $106,000 to $801,000, compared to a loss of $695,000 for the three months ended March 31, 2012.  The losses in both years are primarily due to losses incurred at assisted living communities, SNFs and rehabilitation hospitals and affiliated clinics that we have sold or expect to sell.  The loss for the three months ended March 31, 2013 is after giving effect to a tax benefit of $661,000 that we recognized for that period relating to our discontinued operations.

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

Assets and Liabilities

Our total current assets at March 31, 2013 were $155.8 million, compared to $158.6 million at December 31, 2012.  At March 31, 2013, we had cash and cash equivalents of $15.2 million compared to $24.6 million at December 31, 2012.  The decrease in our cash and cash equivalents primarily results from using excess cash balances in our captive insurance program to invest in available for sale securities.  Our current liabilities were $186.0 million at March 31, 2013 compared to $198.3 million at December 31, 2012.  The decrease in current liabilities results from timing of payments.

We had net cash flows from continuing operations of $1.9 million for the three months ended March 31, 2013 compared to $6.2 million for the same period in 2012.  Acquisitions of property and equipment were $11.3 million and $11.0 million for the three months ended March 31, 2013 and 2012, respectively, offset by proceeds from sales of fixed assets to SNH of $7.5 million and $4.3 million for the three months ended March 31, 2013 and 2012, respectively.

Our Leases and Management Agreements with SNH

As of March 31, 2013, we leased 177 senior living communities, which are included in our continuing operations and 11 senior living communities and two rehabilitation hospitals which we have classified as discontinued operations, from SNH under four leases.  Our total annual rent payable to SNH as of March 31, 2013 was $198.4 million, excluding percentage rent based on increases in gross revenues at certain properties.  Our total rent expense with SNH for the three months ended March 31, 2013 and 2012 was $50.6 million and $49.8 million, respectively, which included approximately $1.4 million and $1.2 million in percentage rent paid to SNH for the three months ended March 31, 2013 and 2012, respectively.

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

During 2012, we entered into several management agreements, pooling agreements and lease amendments with SNH and its affiliates.  For more information regarding these 2012 activities and our leases and management agreements with SNH, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Amended Quarterly Report and Note 15 to our consolidated financial statements included in Item 15 of our Amended 2012 Annual Report.

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

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I of our Amended 2012 Annual Report under the caption “Government Regulation and Reimbursement”.  We derived approximately 24.2% and 24.0% of our senior living community revenues from continuing operations from these programs during the three months ended March 31, 2013 and 2012, respectively.

Our net Medicare revenues from services to senior living community residents from continuing operations totaled $35.2 million and $34.1 million during the three months ended March 31, 2013 and 2012, respectively.  Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $29.0 million and $28.9 million during the three months ended March 31, 2013 and 2012, respectively.  Our net Medicare revenues from our rehabilitation hospital business, which we have classified as discontinued operations, totaled

$17.8 million and $17.3 million during the three months ended March 31, 2013 and 2012, respectively. Our net Medicaid revenues from our rehabilitation hospital business, which we have classified as discontinued operations, totaled $717,000 and $923,000 during the three months ended March 31, 2013 and 2012, respectively.  Our Medicare net revenue is heavily influenced by adjustments to the Prospective Payment System, or PPS, by The Centers for Medicare & Medicaid Services, or CMS. PPS is a method of reimbursement by which CMS makes Medicare payments for services based on a predetermined, fixed payment amount based on the classification system of that service, in contrast to a traditional fee-for-service model.  CMS updates PPS rates by facility type annually. For federal fiscal year 2012, CMS adopted a final rule that reduced aggregate Medicare PPS rates for SNFs by approximately 11.1%.  For federal fiscal year 2013, CMS increased Medicare PPS rates for SNFs by 1.8%.  Due to the prior reduction of approximately 11.1% discussed above, however, Medicare payment rates will be lower for federal fiscal year 2013 than they were in federal fiscal year 2011. In addition, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, reduces the reimbursement rate for Medicare bad debt from 100% to 65% for beneficiaries dually-eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual-eligible beneficiaries, this rule has a substantial effect on SNFs. The Middle Class Tax Relief and Job Creation Act of 2012 also reduced the Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65%. Additionally, the Budget Control Act of 2011 allows for automatic reductions in federal spending by means of a process called sequestration, which has reduced Medicare payments by 2% since April 1, 2013. Sequestration could result in reductions to our revenues from Medicare and certain other federal health programs over the next decade. Any future reductions in Medicare payment rates could be adverse and material to our operations and to our future financial results of operations.

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

Medicare and Medicaid programs provided approximately 67.4% and 68.0% of our revenues from our rehabilitation hospital business, which we have classified as discontinued operations, for the three months ended March 31, 2013 and 2012, respectively. For federal fiscal year 2012, CMS adopted a final rule that updated Medicare PPS rates for inpatient rehabilitation facilities, or IRFs, which includes our rehabilitation hospitals.  The updates included an aggregate net increase of 2.2% in IRF PPS rates.  This 2.2% increase is the net effect of the rate adjustments due to a rebased market basket update of approximately 2.9% to account for inflation, reduced by an automatic 0.1% and by a productivity adjustment of 1.0%, both pursuant to the ACA, and increased by 0.4% in estimated outlier payments.  CMS subsequently adopted updated Medicare PPS rates for federal fiscal year 2013 which CMS estimates will increase aggregate Medicare payment rates for IRFs by 2.1%.  The aggregate effect on our former IRF Medicare payments for federal fiscal year 2013 may vary from CMS’s estimate based on wage indexes and low income patient percentages contained in the final rule.

In addition, our two rehabilitation hospitals were required to satisfy the so-called “60% Rule” in order to be classified as an IRF by the Medicare program. Pursuant to the 60% Rule, at least 60% of a facility’s inpatient population during each 12-month cost-reporting period must require intensive rehabilitation services for one of CMS’s 13 designated medical conditions. An IRF that fails to meet the requirements of the 60% Rule is subject to reclassification as a different type of healthcare provider, the effect of which would be to lower that IRF’s Medicare payment rates. Although we believe that our former IRFs operated in compliance with the 60% Rule during the time we operated them, the actual percentage of patients at our IRFs who received services for a designated condition may not be as high as we believed.  Our failure to have complied, or a CMS finding of noncompliance, could result in our retroactively receiving lower Medicare rates and require us to refund prior amounts we may have received in excess of the assessed payment rate for services we previously provided at our former IRFs.

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

Debt Financings and Covenants

We maintain our Credit Agreement and Credit Facility and, as of March 31, 2013, we had no outstanding borrowings under either of those credit facilities.  As of March 31, 2013, we had $24.9 million aggregate principal amount of Notes outstanding and $46.0 million aggregate principal amount of mortgage notes outstanding.  On April 30, 2013, in connection with the sale of our two SNFs located in Michigan, the buyer prepaid $7.5 million of our then outstanding HUD mortgage debt that encumbered these SNFs.  As of March 31, 2013, we believe we were in compliance with all applicable covenants under those debt agreements and instruments.  In the past, we have repurchased some of our Notes then outstanding and may do so from time to time in the future, although we have not committed to do so and may elect not to do so.  For more information regarding our debt financings and covenants, including terms governing those debt financings and their maturities, and the Bridge Loan we repaid in full in April 2012, please see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Amended Quarterly Report, which is incorporated herein by reference.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Directors, our executive officers, SNH, RMR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example: SNH is our former parent, our largest landlord and our largest stockholder and RMR provides management services to both us and SNH; D&R Yonkers LLC is owned by SNH’s executive officers and we manage a portion of a senior living community which it subleases from SNH in order to accommodate certain requirements of New York healthcare licensing laws; we, RMR, SNH and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer, our Treasurer and Chief Financial Officer, and one of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to the business management agreement.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Amended Quarterly Report, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Amended Quarterly Report, including “Warning Concerning Forward Looking Statements” in Part I, and our Amended 2012 Annual Report, definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 16, 2013, or our Proxy Statement, and our other filings with the SEC, including Note 15 to our consolidated financial statements included in our Amended 2012 Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Amended 2012 Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Amended 2012 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Amended 2012 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our leases, forms of management agreements and related pooling agreements and former Bridge Loan agreement with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Item 4.  Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2013.  Based on that evaluation, at the time our Quarterly Report was filed with the SEC, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.  Subsequently, as a result of the errors described in Note 12 to the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Amended Quarterly Report, our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, identified material weaknesses, described below, in our internal control over financial reporting as of December 31, 2012.  As a result, our management reevaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2013 because of the material weaknesses described below.

As more fully described in Note 12 to the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Amended Quarterly Report, subsequent to the filing of our Quarterly Report our management and our Audit Committee concluded that our condensed consolidated financial statements for the quarter ended March 31, 2013 contained within our Quarterly Report should be restated and that those financial statements should no longer be relied upon.

We determined that we had material weaknesses in our internal controls over accounting for income taxes, lacked sufficient personnel with requisite technical accounting competencies and had an insufficient level of oversight in the financial statement close process.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

•                  THIS QUARTERLY REPORT STATES THAT DURING THE PAST SEVERAL YEARS, WEAK ECONOMIC CONDITIONS THROUGHOUT THE COUNTRY HAVE NEGATIVELY AFFECTED ENTITIES BOTH WITHIN AND OUTSIDE OF OUR INDUSTRY, THAT THESE CONDITIONS HAVE RESULTED IN, AMONG OTHER THINGS, A DECREASE IN OUR COMMUNITIES’ OCCUPANCIES AND THAT IT IS UNCLEAR WHEN THESE CONDITIONS MAY MATERIALLY IMPROVE.  THESE STATEMENTS MAY IMPLY THAT OUR BUSINESS AND RESULTS OF OPERATIONS WILL IMPROVE AS THESE CONDITIONS IMPROVE BUT THERE CAN BE NO ASSURANCE THAT OUR BUSINESS AND RESULTS OF OPERATIONS WILL IMPROVE AS THESE CONDITIONS IMPROVE;

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE MAY PURCHASE ADDITIONAL OUTSTANDING PRINCIPAL AMOUNTS OF OUR CONVERTIBLE SENIOR NOTES DUE IN 2026 FROM TIME TO TIME.  HOWEVER, THERE CAN BE NO ASSURANCE WE WILL DO SO;

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE AND SNH ARE OFFERING FOR SALE AN ASSISTED LIVING COMMUNITY LOCATED IN PENNSYLVANIA THAT WE LEASE FROM SNH.  WE AND SNH MAY NOT BE ABLE TO SELL THIS PROPERTY ON ACCEPTABLE TERMS OR OTHERWISE; AND

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
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith.)

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
Dated: April 15, 2014