Form 10-Q/A
period 2013-06-30
FIVE STAR QUALITY CARE INC
filed 2014-04-16
CIK 1159281

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

FORM 10-Q/A

JUNE 30, 2013

As used herein the terms “we”, “us” or “our” mean Five Star Quality Care, Inc. and its consolidated subsidiaries unless the context otherwise requires.

EXPLANATORY NOTE

(dollars in thousands)

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, or this Amended Quarterly Report, to amend and restate financial statements and other financial information in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, or our Quarterly Report, which was filed with the Securities and Exchange Commission, or the SEC, on July 31, 2013.

As more fully described in Note 12 to the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Amended Quarterly Report, subsequent to the filing of our Quarterly Report our management and the Audit Committee of our Board of Directors, or our Audit Committee, concluded that our consolidated financial statements for the years ended December 31, 2012 and 2011 contained within our Annual Report on Form 10-K for the year ended December 31, 2012, or our 2012 Annual Report, and our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013 contained within our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and our Quarterly Report, respectively, should be restated, and that those financial statements previously filed with the SEC should no longer be relied upon.  We are restating our condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 contained within this Amended Quarterly Report to correct certain errors in the accounting for income taxes and other errors.  Specifically, the accounting for income tax errors relate to, among other things, the measurement of deferred tax assets for net operating losses and tax credits and the measurement of deferred tax assets and liabilities for temporary differences related to fixed assets, intangible assets and investments.  In addition, as part of the restatement we have corrected certain other errors related to insurance receivables, security deposits, accrual of fixed asset additions, classification of senior living operating expenses and certain other immaterial items.  The net impact of correcting the errors resulted in an increase to our shareholders’ equity of $7,031 and $6,749 at June 30, 2013 and December 31, 2012, respectively, a decrease to net income of $27 and an increase to net income of $178 for the three and six months ended June 30, 2013, respectively, and an increase to net income of $272 and $375 for the three and six months ended June 30, 2012, respectively. We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total and reflect the correction of other errors in the separate disclosures of cash flows for continuing operations and discontinued operations. These corrections increased cash provided by operating activities by $1,602 and $1,050 for the six months ended June 30, 2013 and 2012, respectively. We have also corrected the footnote presentation of the classification of $11,656 and $11,550 as of June 30, 2013 and December 31, 2012, respectively, of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable which increased $9,469 and $9,947 as of June 30, 2013 and December 31, 2012, respectively.

In the third quarter of 2013, in connection with entering into a purchase agreement with Senior Housing Properties Trust and certain unrelated parties, we reclassified our rehabilitation hospital business as discontinued operations and our rehabilitation hospital business is retrospectively presented as discontinued operations throughout this Amended Quarterly Report.  Please see Note 12 to the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Amended Quarterly Report for more information regarding the effect of the retrospective adjustments to reflect discontinued operations and the correction of errors for the three and six months ended June 30, 2013 and 2012.

As a result of the errors described above, we determined that our disclosure controls and procedures were not effective as of June 30, 2013. In addition, we reassessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and determined that we had material weaknesses in our internal controls over accounting for income taxes, that we lacked sufficient personnel with requisite technical accounting competencies and that we had an insufficient level of oversight in the financial statement close process.  As a result, we concluded that our internal control over financial reporting was ineffective at December 31, 2012. Those material weaknesses continued to exist as of June 30, 2013.

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

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2013 (Restated)	December 31, 2012 (Restated)
ASSETS

Current assets:
Cash and cash equivalents	$19,311	$24,638
Accounts receivable, net of allowance of $3,905 and $2,792 at June 30, 2013 and December 31, 2012, respectively	44,440	39,205
Due from related persons	5,810	6,881
Investments in available for sale securities, of which $3,699 and $3,684 are restricted at June 30, 2013 and December 31, 2012, respectively	16,352	12,920
Restricted cash	11,202	6,548
Prepaid expenses and other current assets	28,522	38,318
Assets of discontinued operations	20,205	30,100
Total current assets	145,842	158,610

Property and equipment, net	330,685	337,494
Equity investment in Affiliates Insurance Company	5,703	5,629
Restricted cash	11,196	12,166
Restricted investments in available for sale securities	6,979	10,580
Goodwill and other intangible assets	27,122	27,708
Other long term assets	40,736	40,382
	$568,263	$592,569
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility, secured, principally by real estate	$—	$—
Revolving credit facility, secured, principally by accounts receivable	—	—
Convertible senior notes	24,872	24,872
Accounts payable	24,737	38,035
Accrued expenses	20,754	28,010
Accrued compensation and benefits	38,346	35,302
Due to related persons	19,790	19,484
Mortgage notes payable	1,125	1,092
Accrued real estate taxes	10,200	10,723
Security deposit liability	8,754	9,057
Other current liabilities	18,294	14,775
Liabilities of discontinued operations, of which $0 and $7,547 relate to mortgage notes payable at June 30, 2013 and December 31, 2012, respectively	8,255	16,977
Total current liabilities	175,127	198,327

Long term liabilities:
Mortgage notes payable	37,050	37,621
Continuing care contracts	1,681	1,708
Accrued self-insurance obligations	31,786	34,647
Other long term liabilities	5,775	6,712
Total long term liabilities	76,292	80,688

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01; 75,000,000 shares authorized, 48,271,522 and 48,234,022 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	482	482
Additional paid in capital	354,752	354,164
Accumulated deficit	(41,517)	(44,455)
Accumulated other comprehensive income	3,127	3,363
Total shareholders’ equity	316,844	313,554
	$568,263	$592,569

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013 (Restated)	2012 (Restated)	2013 (Restated)	2012 (Restated)
Revenues:
Senior living revenue	$268,827	$269,093	$538,067	$535,898
Management fee revenue	2,281	1,302	4,583	2,390
Reimbursed costs incurred on behalf of managed communities	52,153	26,098	104,211	49,503
Total revenues	323,261	296,493	646,861	587,791

Operating expenses:
Senior living wages and benefits	130,390	130,252	262,817	262,062
Other senior living operating expenses	65,752	63,797	132,090	128,057
Costs incurred on behalf of managed communities	52,153	26,098	104,211	49,503
Rent expense	48,279	47,431	96,292	94,792
General and administrative	15,451	15,434	30,583	30,933
Depreciation and amortization	6,585	6,203	12,955	12,021
Gain on settlement	—	(3,365)	—	(3,365)
Total operating expenses	318,610	285,850	638,948	574,003

Operating income	4,651	10,643	7,913	13,788

Interest, dividend and other income	211	234	408	439
Interest and other expense	(1,355)	(1,605)	(2,811)	(3,031)
Acquisition related costs	(41)	—	(41)	—
Gain on early extinguishment of debt	—	45	—	45
Loss on sale of available for sale securities reclassified from other comprehensive income	(117)	—	(30)	(1)

Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	3,349	9,317	5,439	11,240
Provision for income taxes	(1,131)	(3,817)	(356)	(4,618)
Equity in earnings of Affiliates Insurance Company	79	76	155	121
Income from continuing operations	2,297	5,576	5,238	6,743
Loss from discontinued operations	(1,499)	(666)	(2,300)	(1,361)

Net income	$798	$4,910	$2,938	$5,382

Weighted average shares outstanding - basic	48,253	47,914	48,244	47,906

Weighted average shares outstanding - diluted	50,166	49,953	50,157	50,360

Basic income per share from:
Continuing operations	$0.05	$0.12	$0.11	$0.14
Discontinued operations	(0.03)	(0.02)	(0.05)	(0.03)
Net income per share - basic	$0.02	$0.10	$0.06	$0.11

Diluted income per share from:
Continuing operations	$0.05	$0.11	$0.11	$0.14
Discontinued operations	(0.03)	(0.01)	(0.05)	(0.03)
Net income per share - diluted	$0.02	$0.10	$0.06	$0.11

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013 (Restated)	2012 (Restated)	2013 (Restated)	2012 (Restated)

Net income	$798	$4,910	$2,938	$5,382
Other comprehensive income
Unrealized (loss) gain on investments in available for sale securities, net of tax	(233)	56	(173)	168
Unrealized loss on equity investment in Affiliates Insurance Company	(73)	(3)	(81)	(4)
Realized loss on investments in available for sale securities reclassified and included in net income, net of tax	70	—	18	1
Other comprehensive (loss) income	(236)	53	(236)	165
Comprehensive income	$562	$4,963	$2,702	$5,547

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2013 (Restated)	2012 (Restated)
Cash flows from operating activities:
Net income	$2,938	$5,382
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,955	12,021
Gain on early extinguishment of debt	—	(45)
Loss from discontinued operations	3,902	2,411
Loss on sale of available for sale securities	30	1
Equity in earnings of Affiliates Insurance Company	(155)	(121)
Stock-based compensation	588	579
Provision for losses on receivables	2,740	1,828
Changes in assets and liabilities:
Accounts receivable	(7,975)	(1,883)
Prepaid expenses and other assets	9,560	3,443
Accounts payable and accrued expenses	(15,750)	1,865
Accrued compensation and benefits	3,044	4,800
Due from (to) related persons, net	1,377	(2,622)
Other current and long term liabilities	(1,132)	775
Cash provided by operating activities	12,122	28,434

Cash flows from investing activities:
Acquisition of property and equipment	(23,712)	(25,288)
Payments from restricted cash and investment accounts, net	(3,684)	(3,890)
Purchase of available for sale securities	(5,333)	(4,554)
Proceeds from disposition of property and equipment held for sale	13,334	11,067
Proceeds from sale of available for sale securities	5,213	772
Cash used in investing activities	(14,182)	(21,893)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	20,000	47,500
Repayments of borrowings on credit facilities	(20,000)	(10,000)
Repayments of borrowings on bridge loan from Senior Housing Properties Trust	—	(38,000)
Purchase and retirement of convertible senior notes	—	(12,038)
Repayments of mortgage notes payable	(538)	(506)
Cash used in financing activities	(538)	(13,044)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(3,822)	2,125
Net cash provided by (used in) investing activities	8,627	(291)
Net cash used in financing activities	(7,534)	(70)
Net cash (used in) provided by discontinued operations	(2,729)	1,764

Change in cash and cash equivalents during the period	(5,327)	(4,739)
Cash and cash equivalents at beginning of period	24,638	28,374
Cash and cash equivalents at end of period	$19,311	$23,635

Supplemental cash flow information:
Cash paid for interest	$1,788	$2,751
Cash paid for income taxes	$1,394	$1,235

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

General

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, which we refer to as we, us or our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2012, or our Amended 2012 Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

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

As of June 30, 2013, we also leased and operated two rehabilitation hospitals with 321 beds that provide inpatient rehabilitation services to patients at the two hospitals and at three satellite locations.  In addition, as of that date, we leased and operated 13 outpatient clinics affiliated with these rehabilitation hospitals.  In the third quarter of 2013, in connection with entering into a purchase agreement with SNH and certain unrelated parties, we reclassified our rehabilitation hospital business as discontinued operations and our rehabilitation hospital business is retrospectively presented as discontinued operations throughout this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, or this Amended Quarterly Report.

Restatement of Previously Issued Financial Statements

As discussed further in Note 12, we are restating our condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 contained within our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, or our Quarterly Report, to correct certain errors in the accounting for income taxes.  In addition, as part of the restatement we have corrected certain other errors related to insurance receivables, security deposits, accrual of fixed asset additions, classification of senior living operating expenses and certain other immaterial items. We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total. We have also corrected the footnote presentation of certain of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable.

Recently Issued Accounting Pronouncements

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Segment Information

We have three operating segments: senior living communities, rehabilitation and wellness and rehabilitation hospitals. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or ASC, Topic 280, and as discussed further in Note 10, our rehabilitation hospital operating segment has been reclassified as discontinued operations. After the reclassification of our rehabilitation hospital business as discontinued operations, our business is comprised of one reportable segment, senior living.

Note 2. Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30, 2013 (Restated)	December 31, 2012 (Restated)
Land	$21,714	$21,714
Buildings and improvements	274,215	277,330
Furniture, fixtures and equipment	108,573	103,707
	404,502	402,751
Accumulated depreciation	(73,817)	(65,257)
	$330,685	$337,494

We recorded depreciation expense of $6,298 and $5,193 for the three months ended June 30, 2013 and 2012, respectively, and $12,382 and $10,995 for the six months ended June 30, 2013 and 2012, respectively, relating to our property and equipment.

As of June 30, 2013, we had $5,199 of assets included in our property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent pursuant to the terms of our leases with SNH; however, we are not obligated to make these sales and SNH is not obligated to purchase these assets.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income for the six months ended June 30, 2013:

	Equity Investment in Affiliates Insurance Company	Investments in Available for Sale Securities (Restated)	Accumulated Other Comprehensive Income (Restated)
Balance at January 1, 2013	$99	$3,264	$3,363
Unrealized (loss) gain on investments, net of tax	(8)	60	52
Reclassification adjustment:
Realized gain on investments, net of tax	—	(52)	(52)
Balance at March 31, 2013	91	3,272	3,363
Unrealized (loss) gain on investments, net of tax	(73)	(233)	(306)
Reclassification adjustment:
Realized loss on investments, net of tax	—	70	70
Balance at June 30, 2013	$18	$3,109	$3,127

Accumulated other comprehensive income represents the net unrealized appreciation of investments and our share of other comprehensive income of Affiliates Insurance Company, or AIC.

Note 4.  Income Taxes

For the six months ended June 30, 2013, we recognized tax expense from continuing operations of $356, which includes a tax benefit of $1,468 relating to a work opportunity tax credit program that expired in 2012 and which was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.  As prescribed by FASB ASC Topic 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted; and the total effect of the reinstatement of the work opportunity tax credit program relating to 2012 employee wages is recorded as a component of income tax expense in continuing operations during the first quarter of 2013.  For the six months ended June 30, 2013, we recognized a tax benefit from discontinued operations of $1,602.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $70,765, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $11,729.  Our net operating loss carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

We maintain a partial valuation allowance against certain deferred tax assets related to impaired investments.  When we believe that we will more likely than not realize the benefit of these deferred tax assets, we will record deferred tax assets as an income tax benefit in our condensed consolidated statements of income, which will affect our results of operations.

Note 5.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three and six months ended June 30, 2013 and 2012 using the weighted average number of shares outstanding during the periods. Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two-class method or the treasury stock method. The treasury stock method reflects dilutive potential common shares related to the Notes that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance. For the six months ended June 30, 2013, the effect of our convertible senior notes due in 2026, or the Notes, was not included in the computation of diluted EPS because to do so would have been antidilutive.  Diluted EPS for the three months ended June 30, 2013 and for the three and six months ended June 30, 2012 reflects additional shares of our common stock, $.01 par value per share, or our common shares, related to the

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Notes that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include 540 and 556 unvested common shares as of June 30, 2013 and 2012, respectively, issued to our officers and others under our equity compensation plan, or the Share Award Plan.  Unvested shares issued under the Share Award Plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

The following table provides a reconciliation of income from continuing operations to diluted loss from discontinued operations and a reconciliation of the number of common shares used in the computations of EPS from continuing operations to diluted EPS from continuing operations and diluted loss per share from discontinued operations:

	Three Months Ended June 30,
	2013 (Restated)			2012 (Restated)
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$2,297	48,253	$0.05	$5,576	47,914	$0.12
Effect of the Notes	159	1,913		157	2,039
Diluted income from continuing operations	$2,297	50,166	$0.05	$5,737	49,953	$0.11

Diluted loss from discontinued operations	$(1,499)	50,166	$(0.03)	$(666)	49,953	$(0.01)

	Six Months Ended June 30,
	2013 (Restated)			2012 (Restated)
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$5,238	48,244	$0.11	$6,743	47,906	$0.14
Effect of the Notes	331	—		379	2,454
Diluted income from continuing operations	$5,238	50,157	$0.11	$6,743	50,360	$0.14

Diluted loss from discontinued operations	$(2,300)	50,157	$(0.05)	$(1,361)	50,360	$(0.03)

Note 6.  Fair Values of Assets and Liabilities

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

The table below presents the assets measured at fair value at June 30, 2013 and December 31, 2012 categorized by the level of inputs used in the valuation of each asset.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	As of June 30, 2013				As of December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1) (Restated)	Significant Other Observable Inputs (Level 2) (Restated)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1) (Restated)	Significant Other Observable Inputs (Level 2) (Restated)	Significant Unobservable Inputs (Level 3)

Cash equivalents (1)	$19,603	$19,603	$—	$—	$22,149	$22,149	$—	$—
Available for sale securities: (2)
Equity securities
Financial services industry	3,860	3,860	—	—	6,025	6,025	—	—
Non-equity investment instrument	536	536	—	—	—	—	—	—
REIT industry	576	576	—	—	484	484	—	—
Utilities industry	484	484	—	—	—	—	—	—
Other	1,637	1,637	—	—	775	775	—	—
Total equity securities	7,093	7,093	—	—	7,284	7,284	—	—
Debt securities
International bond fund (3)	2,308	—	2,308	—	2,345	—	2,345	—
High yield fund (4)	2,191	—	2,191	—	2,168	—	2,168	—
Industrial bonds	3,893	—	3,893	—	5,186	—	5,186	—
Government bonds	4,871	4,582	289	—	4,666	4,666	—	—
Financial bonds	964	—	964	—	982	—	982	—
Other	2,011	—	2,011	—	869	—	869	—
Total debt securities	16,238	4,582	11,656	—	16,216	4,666	11,550	—
Total available for sale securities	23,331	11,675	11,656	—	23,500	11,950	11,550	—
Total	$42,934	$31,278	$11,656	$—	$45,649	$34,099	$11,550	$—

(1) Cash equivalents, consisting of money market funds held principally for obligations arising from our self-insurance programs.

(2) Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $16,352 and $6,979, respectively, at June 30, 2013 and $12,920 and $10,580, respectively, at December 31, 2012.  We estimate the fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.   In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.

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

During the six months ended June 30, 2013, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value; however as described in Note 12, we did correct the classification of $11,656 and $11,550 as of June 30, 2013 and December 31, 2012, respectively, of our available for sale debt securities from Level 1 assets to Level 2 assets and corrected the disclosure of the fair value of our mortgage notes payable which increased $9,469 and $9,947 as of June 30, 2013 and December 31, 2012, respectively. There were no transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2013.

The carrying values of accounts receivable and accounts payable approximate fair value as of June 30, 2013 and December 31, 2012.  The carrying value and fair value of the Notes were $24,872 and $24,879, respectively, as of June 30, 2013 and $24,872 and $24,623, respectively, as of December 31, 2012 and are categorized in Level 2 of the fair value hierarchy in their entirety.  We estimate the fair value of the Notes using an average of the bid and ask prices of our then outstanding Notes on or about June 30, 2013.  The carrying value and fair value of our mortgage notes payable were $38,175 and $42,158, respectively, as of June 30, 2013 and $46,260 and $53,115, respectively, as of December 31, 2012 and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.  Because these Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.  We measured the fair value of our equity investment in AIC, which is an Indiana insurance company that we currently own in equal proportion as each of the other seven shareholders of that company (see Note 9), and categorized that investment in Level 2 of the fair value hierarchy in its entirety, by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

Note 7.  Indebtedness

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

In October 2006, we issued $126,500 principal amount of the Notes.  Our net proceeds from this issuance were approximately $122,600.  The Notes bore interest at a rate of 3.75% per annum and were convertible into our common shares at any time.  The conversion rate, which was subject to adjustment, was 76.9231 common shares per $1 principal amount of the Notes, which represented a conversion price of $13.00 per share.  The Notes were guaranteed by certain of our wholly owned subsidiaries.  The Notes were scheduled to mature on October 15, 2026.  We could prepay the Notes at any time and the holders had rights to require us to purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.  As of June 30, 2013 and December 31, 2012, we had $24,872 principal amount of the Notes outstanding, which are classified as current liabilities in our condensed consolidated balance sheets.  We incurred interest expense and other associated costs related to the Notes of $245 and $264 for the three months ended June 30, 2013 and 2012, respectively, and $490 and $631 for the six months ended June 30, 2013 and 2012.  We issued these Notes pursuant to an indenture which contained various customary covenants.  As of June 30, 2013, we believe we were in compliance with all applicable covenants of this indenture.  On July 8, 2013, we redeemed all of the $24,872 principal amount of the Notes outstanding at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest.  We will record a loss on early extinguishment of debt, net of unamortized issuance costs, of $599 in the third quarter of 2013.

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

Note 8. Off Balance Sheet Arrangements

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

Note 9. Related Person Transactions

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

As of June 30, 2013, we leased 188 senior living communities (including 11 senior living communities that we have classified as discontinued operations) and two rehabilitation hospitals (which we have classified as discontinued operations) from SNH.  Under our leases with SNH, we pay SNH minimum rent plus percentage rent based on increases in gross revenues at certain properties.  Our total minimum annual rent payable to SNH as of June 30, 2013 was $198,984, excluding percentage rent.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization, was $50,866 and $49,920 for the three months ended June 30, 2013 and 2012, respectively, and $101,466 and $99,723 for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and 2012, we had outstanding rent due and payable to SNH of $17,883 and $17,522, respectively.  During the six months ended June 30, 2013, pursuant to the terms of our leases with SNH, we sold $15,901 of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $1,272.  As of June 30, 2013, our property and equipment and assets in our discontinued operations included $5,679 for similar improvements we have made to properties we lease from SNH that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to purchase those assets.

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

As discussed above in Note 7, in May 2011, we and SNH entered into the Bridge Loan, under which SNH lent to us $80,000.  In April 2012, we repaid in full the then outstanding principal amount under the Bridge Loan, resulting in the termination of the Bridge Loan.  We incurred interest expense and other associated costs on the Bridge Loan of $39 and $314 for the three and six months ended June 30, 2012, respectively.

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

Note 10.  Discontinued Operations

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

In September 2012, we completed the sale of our pharmacy business to Omnicare. We received $34,298 in sale proceeds from Omnicare, including $3,789 in working capital and excluding transaction costs and taxes.  We recorded a pre-tax capital gain on the sale of the pharmacy business of $23,347.  In connection with the sale, Omnicare did not acquire the real estate we owned associated with one pharmacy located in South Carolina.  We intend to sell this real estate and we

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

recorded a $350 asset impairment charge during the third quarter of 2012 to reduce the carrying value of this property to its estimated fair value less costs to sell.  The fair value of assets held for sale is determined based upon the use of appraisals, input from market participants, and our experience selling similar assets.

In June 2013, we agreed with SNH that SNH will offer for sale 10 senior living communities we lease from SNH with 721 living units.  Seven of these 10 communities with 578 living units are SNFs and three of these 10 communities with 143 living units are assisted living communities.  As of June 30, 2013, we and SNH had entered an agreement to sell one of the 10 communities, a SNF with 112 living units, for a sales price of $2,550.  This sale is subject to conditions and may not occur, may be delayed or the terms may change.  If and when this SNF is sold, our annual minimum rent payable to SNH will decrease by 10% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease with SNH.  We are in the process of offering the other nine communities for sale, and if sold, our annual minimum rent payable to SNH will decrease between 8.75% and 10% of the net proceeds of the sales to SNH, in accordance with the terms of our applicable leases with SNH.  We recorded a $1,231 asset impairment charge during the second quarter of 2013 to reduce the assets we own relating to these 10 communities to their estimated fair market values.

Also in June 2013, we decided to offer for sale one assisted living community we own with 32 living units.  We are in the process of offering this community for sale but we can provide no assurance that a sale of this community will occur.

In August 2013, we and SNH entered into a purchase agreement with certain unrelated parties, pursuant to which SNH agreed to sell the real estate associated with two rehabilitation hospitals and certain related assets, and in connection with such sale, we agreed to transfer the operations of those hospitals and several leased in-patient and out-patient clinics that are affiliated with those hospitals to those third parties.  We and SNH completed the sale and transfer of our rehabilitation hospital business on December 31, 2013.  Our rehabilitation hospital business, which we classified as discontinued operations during the third quarter of 2013, is retrospectively accounted for as discontinued operations throughout this Amended Quarterly Report.

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

	Three months ended June 30,		Six months ended June 30,
	2013 (Restated)	2012 (Restated)	2013 (Restated)	2012 (Restated)
Revenues	$38,055	$57,976	$80,134	$118,127
Expenses	(39,264)	(59,112)	(82,805)	(120,538)
Impairment of long-lived assets	(1,231)	—	(1,231)	—
Benefit for income taxes	941	470	1,602	1,050
Net loss	$(1,499)	$(666)	$(2,300)	$(1,361)

Note 11.   Litigation Settlement

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

Note 12.   Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our Quarterly Report, we identified certain errors primarily related to the accounting for income taxes. The Audit Committee of our Board of Directors, or our Audit Committee, after consideration of relevant facts and circumstances and after consultation with our management, concluded that our consolidated financial statements for the years ended December 31, 2012 and 2011 contained within our 2012 Annual Report, and our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013 contained within our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and our Quarterly Report, respectively, should be restated, and that those financial statements previously filed with the SEC should no longer be relied upon.

Our condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 are restated to correct certain errors related to the accounting for income taxes and other errors. We have corrected our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 to reflect the effects of the restatement of our 2011 and 2012 annual financial statements. The accounting for income tax errors relate to, among other things, the measurement of deferred tax assets for net operating losses and tax credits and the measurement of deferred tax assets and liabilities for temporary differences related to fixed assets, intangible assets and investments.

Prior to 2011, we recognized a valuation allowance for most of our net deferred tax assets; therefore, errors in the measurement of our deferred tax assets and liabilities for years prior to 2011 were substantially offset by corresponding errors in the valuation allowance, with minimal net impact to our consolidated financial statements. We have corrected the errors relating to the quarter ended June 30, 2013 by decreasing the income tax provision by $133 and $277 for the three and six months ended June 30, 2013, respectively.  We have corrected the errors for the three and six months ended June 30, 2012 by decreasing the income tax provision by $255 and $336, respectively.

In addition, as part of the restatement, our condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 also have been adjusted to correct certain other errors in those periods, including:

•                  In 2013, we discovered certain errors relating to our security deposit liability.  We have corrected the errors relating to 2013 by decreasing senior living revenues by $256 and $407 for the three and six months ended June 30, 2013, respectively.  We have corrected the errors relating to the three and six months ended June 30, 2012 by increasing senior living revenues by $54 and $125, respectively.

•                  In the fourth quarter of 2013, we determined that certain assets acquired and placed into service as of June 30, 2013 and December 31, 2012 were not recorded in the proper time period.  We have corrected the balance sheet error by recording $126 and $5,622 of fixed asset additions and related accrued liabilities as of June 30, 2013 and December 31, 2012, respectively.

•                  We made certain other immaterial corrections that impacted our condensed consolidated statements of income, including adjustments to general and administrative and depreciation expense, and made other balance sheet classification changes that are not material, individually or in aggregate, in the restated condensed consolidated financial statements included herein.

The net impact of correcting the errors resulted in an increase to our shareholders’ equity of $7,031 and $6,749 at June 30, 2013 and December 31, 2012, respectively, and a decrease to net income of $27 and an increase to net income of $178 for the three and six months ended June 30, 2013, respectively, and an increase of $272 and $375 for the three and six months ended June 30, 2012, respectively.

We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total, and corrected certain other immaterial errors in cash flow presentation. These corrections increased cash provided by operating activities by $1,602 and $1,050 for the six months ended June 30, 2013 and 2012, respectively.

We have also corrected the footnote presentation in Note 6 of the classification of $11,656 and $11,550 as of June 30, 2013 and December 31, 2012, respectively, of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable which increased $9,469 and $9,947 as of June 30, 2013 and December 31, 2012, respectively.

In the third quarter of 2013, in connection with entering into a purchase agreement with SNH and certain unrelated parties, we reclassified our rehabilitation hospital business as discontinued operations and our rehabilitation hospital business is retrospectively presented as discontinued operations throughout the financial statements.  These reclassifications to discontinued operations had no impact upon our shareholders’ equity or net income but these reclassifications decreased our income from continuing operations by $626 and $866, and decreased our loss from discontinued operations by those same amounts for the three and six months ended June 30, 2013, respectively.  These reclassifications decreased our income from continuing operations by $26 and $143, and decreased our loss from discontinued operations by those same amounts for the three and six months ended June 30, 2012, respectively.

The financial information included in the financial statements and the Notes thereto reflect the effects of the corrections and retrospective adjustments described above.

The following tables summarize the effect of the retrospective adjustments to reflect discontinued operations and the correction of errors by financial statement line item for the three and six months ended June 30, 2013 and 2012, and as of December 31, 2012:

	As of June 30, 2013
		Error Corrections							Retrospective
	As Reported	Income Taxes	Insurance Claims	Other Errors	Asset Additions and Related Accruals	Presentation and Classification	Total Error Corrections	As Corrected	Adjustments for Discontinued Operations	As Restated
Consolidated Balance Sheet data:
Accounts receivable	$56,763	$—	$—	$(62)	$—	$1,612	$1,550	$58,313	$(13,873)	$44,440
Prepaid expenses and other current assets	19,382	10,450	(1,763)	—	—	1,045	9,732	29,114	(592)	28,522
Assets of discontinued operations	4,978	—	—	—	1	—	1	4,979	15,226	20,205
Total current assets	133,798	10,450	(1,763)	(62)	1	2,657	11,283	145,081	761	145,842
Property and equipment, net	331,172	—	—	149	125	—	274	331,446	(761)	330,685
Other long term assets	42,916	(2,180)	—	—	—	—	(2,180)	40,736	—	40,736
Total assets	558,886	8,270	(1,763)	87	126	2,657	9,377	568,263	—	568,263
Accounts payable	23,553	—	—	—	—	2,340	2,340	25,893	(1,156)	24,737
Accrued expenses	20,792	(277)	—	—	125	317	165	20,957	(203)	20,754
Accrued compensation and benefits	43,059	—	—	—	—	—	—	43,059	(4,713)	38,346
Due to related persons	18,840	—	—	—	—	950	950	19,790	—	19,790
Accrued real estate taxes	11,175	—	—	—	—	(950)	(950)	10,225	(25)	10,200
Security deposits	8,997	—	—	(243)	—	—	(243)	8,754	—	8,754
Liabilities of discontinued operations	2,175	—	—	(18)	1	—	(17)	2,158	6,097	8,255
Total current liabilities	172,882	(277)	—	(261)	126	2,657	2,245	175,127	—	175,127
Other long term liabilities	5,674	101	—	—	—	—	101	5,775	—	5,775
Total long term liabilities	76,191	101	—	—	—	—	101	76,292	—	76,292
Additional paid in capital	354,671	—	—	81	—		81	354,752	—	354,752
Accumulated deficit	(46,877)	6,856	(1,763)	267	—	—	5,360	(41,517)	—	(41,517)
Cumulative other comprehensive income	1,537	1,590	—	—	—	—	1,590	3,127	—	3,127
Total shareholders’ equity	309,813	8,446	(1,763)	348	—	—	7,031	316,844	—	316,844
Total liabilities and shareholders’ equity	$558,886	$8,270	$(1,763)	$87	$126	$2,657	$9,377	$568,263	$—	$568,263

	For the Three Months Ended June 30, 2013
		Error Corrections				Retrospective Adjustments for
	As Reported	Income Taxes	Other Errors	Total Error Corrections	As Corrected	Discontinued Operations	As Restated
Consolidated Statement of Income data:
Senior living revenue	$269,081	$—	$(253)	$(253)	$268,828	$(1)	$268,827
Rehabilitation hospital revenue	28,343	—	—	—	28,343	(28,343)	—
Total revenues	351,858	—	(253)	(253)	351,605	(28,344)	323,261
Senior living wages and benefits	130,466	—	(76)	(76)	130,390	—	130,390
Rehabilitation hospital expense	24,710	—	—	—	24,710	(24,710)	—
Rent expense	50,936	—	—	—	50,936	(2,657)	48,279
Depreciation and amortization	6,651	—	(20)	(20)	6,631	(46)	6,585
Total operating expenses	346,119	—	(96)	(96)	346,023	(27,413)	318,610
Operating income	5,739	—	(157)	(157)	5,582	(931)	4,651
Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	4,437	—	(157)	(157)	4,280	(931)	3,349
Provision for income taxes	(1,854)	418	—	418	(1,436)	305	(1,131)
Income from continuing operations	2,662	418	(157)	261	2,923	(626)	2,297
Loss from discontinued operations	(1,837)	(285)	(3)	(288)	(2,125)	626	(1,499)
Net income	$825	$133	$(160)	$(27)	$798	$—	$798

Per Share Data:
Basic income per share from:
Continuing operations	$0.06				$0.06		$0.05
Discontinued operations	(0.04)				(0.04)		(0.03)
Net income per share - basic	$0.02				$0.02		$0.02

Diluted income per share from:
Continuing operations	$0.06				$0.06		$0.05
Discontinued operations	(0.04)				(0.04)		(0.03)
Net income per share - diluted	$0.02				$0.02		$0.02

	For the Three Months Ended June 30, 2013
	As Reported	Error Corrections	As Restated
Consolidated Statement of Comprehensive Income:
Net income	$825	$(27)	$798
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax	(390)	157	(233)
Realized loss (gain) on investments in available for sale securities reclassified and included in net income, net of tax	117	(47)	70
Unrealized gains on equity investment in Affiliates Insurance Company	(73)	—	(73)
Other comprehensive income (loss)	(346)	110	(236)
Comprehensive income	$479	$83	$562

	For the Six Months Ended June 30, 2013
		Error Corrections				Retrospective Adjustments for
	As Reported	Income Taxes	Other Errors	Total Error Corrections	As Corrected	Discontinued Operations	As Restated
Consolidated Statement of Income data:
Senior living revenue	$538,471	$—	$(404)	$(404)	$538,067	$—	$538,067
Rehabilitation hospital revenue	55,824	—	—	—	55,824	(55,824)	—
Total revenues	703,089	—	(404)	(404)	702,685	(55,824)	646,861
Senior living wages and benefits	263,086	—	(269)	(269)	262,817	—	262,817
Rehabilitation hospital expense	49,604	—	—	—	49,604	(49,604)	—
Rent expense	101,129	—	—	—	101,129	(4,837)	96,292
Depreciation and amortization	13,089	—	(39)	(39)	13,050	(95)	12,955
Total operating expenses	693,792	—	(308)	(308)	693,484	(54,536)	638,948
Operating income	9,297	—	(96)	(96)	9,201	(1,288)	7,913
Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	6,823	—	(96)	(96)	6,727	(1,288)	5,439
Provision for income taxes	(850)	72	—	72	(778)	422	(356)
Income from continuing operations	6,128	72	(96)	(24)	6,104	(866)	5,238
Loss from discontinued operations	(3,368)	205	(3)	202	(3,166)	866	(2,300)
Net income	$2,760	$277	$(99)	$178	$2,938	$—	$2,938

Per Share Data:
Basic income per share from:
Continuing operations	$0.13				$0.13		$0.11
Discontinued operations	(0.07)				(0.07)		(0.05)
Net income per share - basic	$0.06				$0.06		$0.06

Diluted income per share from:
Continuing operations	$0.13				$0.14		$0.11
Discontinued operations	(0.07)				(0.08)		(0.05)
Net income per share - diluted	$0.06				$0.06		$0.06

	For the Six Months Ended June 30, 2013
	As Reported	Error Corrections	As Restated
Consolidated Statement of Comprehensive Income:
Net income	$2,760	$178	$2,938
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax	(289)	116	(173)
Realized loss (gain) on investments in available for sale securities reclassified and included in net income, net of tax	30	(12)	18
Unrealized gains on equity investment in Affiliates Insurance Company	(81)	—	(81)
Other comprehensive income (loss)	(340)	104	(236)
Comprehensive income	$2,420	$282	$2,702

	For the Six Months Ended June 30, 2013
							Retrospective
		Error Corrections					Adjustments
				Presentation			for
		Income		and	Total Error		Discontinued
	As Reported	Taxes	Other Errors	Classification	Corrections	As Corrected	Operations	As Restated
Consolidated Statement of Cash Flows data:
Net income	2,760	277	(99)	—	178	2,938	—	2,938
Depreciation and amortization	13,089	—	(39)	—	(39)	13,050	(95)	12,955
(Gain) loss from discontinued operations	3,368	—	3	1,819	1,822	5,190	(1,288)	3,902
Provision for losses on recievables	2,842	—	683	—	683	3,525	(785)	2,740
Changes in assets and liabilities:
Accounts receivable	(9,719)	—	(269)	(221)	(490)	(10,209)	2,234	(7,975)
Prepaid expenses and other assets	9,377	(544)	—	636	92	9,469	91	9,560
Accounts payable and accrued expenses	(15,623)	267	—	(415)	(148)	(15,771)	21	(15,750)
Accrued compensation and benefits	3,088	—	—	—	—	3,088	(44)	3,044
Due to related persons, net	1,315	—	—	62	62	1,377	—	1,377
Other current and long term liabilities	(1,473)	—	404	(62)	342	(1,131)	(1)	(1,132)
Cash provided by operating activities	9,487	—	683	1,819	2,502	11,989	133	12,122
Acquisition of property and equipment	(26,255)	—	—	—	—	(26,255)	2,543	(23,712)
Proceeds from disposition of property and equipment held for sale	15,901	—	—	—	—	15,901	(2,567)	13,334
Cash used in investing activities	(14,158)	—	—	—	—	(14,158)	(24)	(14,182)
Repayments of mortgage notes payable	(575)	—	—	37	37	(538)	—	(538)
Cash used in financing activities	(575)	—	—	37	37	(538)	—	(538)
Net cash used in operating activities of discontinued operations	(81)	—	—	(3,608)	(3,608)	(3,689)	(133)	(3,822)
Net cash provided by investing activities of discontinued operations	—	—	—	8,603	8,603	8,603	24	8,627
Net cash used in financing activities of discontinued operations	—	—	—	(7,534)	(7,534)	(7,534)	—	(7,534)
Net cash used in discontinued operations	(81)	—	—	(2,539)	(2,539)	(2,620)	(109)	(2,729)

	For the Three Months Ended June 30, 2012
						Retrospective
						Adjustments
		Error Corrections				for
		Income		Total Error		Discontinued
	As Reported	Taxes	Other Errors	Corrections	As Corrected	Operations	As Restated
Consolidated Statement of Income data:
Senior living revenue	$269,040	$—	$53	$53	$269,093	$—	$269,093
Rehabilitation hospital revenue	26,386	—	—	—	26,386	(26,386)	—
Total revenues	322,826	—	53	53	322,879	(26,386)	296,493
Senior living wages and benefits	130,240	—	12	12	130,252	—	130,252
Rehabilitation hospital expense	23,872	—	—	—	23,872	(23,872)	—
Rent expense	49,849	—	—	—	49,849	(2,418)	47,431
General and administrative	15,389	—	45	45	15,434	—	15,434
Depreciation and amortization	6,276	—	(20)	(20)	6,256	(53)	6,203
Total operating expenses	312,156	—	37	37	312,193	(26,343)	285,850
Operating income	10,670	—	16	16	10,686	(43)	10,643
Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	9,344	—	16	16	9,360	(43)	9,317
Provision for income taxes	(4,108)	274	—	274	(3,834)	17	(3,817)
Income from continuing operations	5,312	274	16	290	5,602	(26)	5,576
Income from discontinued operations	(674)	(19)	1	(18)	(692)	26	(666)
Net income	4,638	255	17	272	4,910	—	4,910

Per Share Data:
Basic income per share from:
Continuing operations	$0.10				$0.12		$0.12
Discontinued operations	(0.01)				(0.02)		(0.02)
Net income per share - basic	$0.09				$0.10		$0.10

Diluted income per share from:
Continuing operations	$0.10				$0.12		$0.11
Discontinued operations	(0.01)				(0.02)		(0.01)
Net income per share - diluted	$0.09				$0.10		$0.10

	For the Three Months Ended June 30, 2012
	As Reported	Error Corrections	As Restated
Consolidated Statement of Comprehensive Income:
Net income	4,638	272	4,910
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax	94	(38)	56
Realized loss (gain) on investments in available for sale securities reclassified and included in net income, net of tax	—	—	—
Unrealized gains on equity investment in Affiliates Insurance Company	(3)	—	(3)
Other comprehensive income (loss)	91	(38)	53
Comprehensive income	4,729	234	4,963

	For the Six Months Ended June 30, 2012
		Error Corrections				Retrospective Adjustments for
	As Reported	Income Taxes	Other Errors	Total Error Corrections	As Corrected	Discontinued Operations	As Restated
Consolidated Statement of Income data:
Senior living revenue	$535,775	$—	$123	$123	$535,898	$—	$535,898
Rehabilitation hospital revenue	53,173	—	—	—	53,173	(53,173)	—
Total revenues	640,842	—	123	123	640,965	(53,174)	587,791
Senior living wages and benefits	262,026	—	36	36	262,062	—	262,062
General and administrative	30,844	—	89	89	30,933	—	30,933
Rehabilitation hospital expense	47,991	—	—	—	47,991	(47,991)	—
Rent expense	99,628	—	—	—	99,628	(4,836)	94,792
Depreciation and amortization	12,165	—	(39)	(39)	12,126	(105)	12,021
Total operating expenses	626,850	—	86	86	626,936	(52,933)	574,003
Operating income	13,992	—	37	37	14,029	(241)	13,788
Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	11,444	—	37	37	11,481	(241)	11,240
Provision for income taxes	(5,063)	347	—	347	(4,716)	98	(4,618)
Income from continuing operations	6,502	347	37	384	6,886	(143)	6,743
Income from discontinued operations	(1,495)	(11)	2	(9)	(1,504)	143	(1,361)
Net income	5,007	336	39	375	5,382	—	5,382

Per Share Data:
Basic income per share from:
Continuing operations	$0.14				$0.14		$0.14
Discontinued operations	(0.03)				(0.03)		(0.03)
Net income per share - basic	$0.11				$0.11		$0.11

Diluted income per share from:
Continuing operations	$0.14				$0.14		$0.14
Discontinued operations	(0.03)				(0.03)		(0.03)
Net income per share - diluted	$0.11				$0.11		$0.11

	For the Six Months Ended June 30, 2012
	As Reported	Error Corrections	As Restated
Consolidated Statement of Comprehensive Income:
Net income	5,007	375	5,382
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax	281	(113)	168
Realized loss (gain) on investments in available for sale securities reclassified and included in net income, net of tax	1	—	1
Unrealized gains on equity investment in Affiliates Insurance Company	(4)	—	(4)
Other comprehensive income (loss)	278	(113)	165
Comprehensive income	5,285	262	5,547

	For the Six Months Ended June 30, 2012
		Error Corrections					Retrospective Adjustments
	As Reported	Income Taxes	Other Errors	Presentation and Classification	Total Error Corrections	As Corrected	for Discontinued Operations	As Restated
Consolidated Statement of Cash Flows data:
Net income	5,007	336	39	—	375	5,382	—	5,382
Depreciation and amortization	12,165	—	(39)	—	(39)	12,126	(105)	12,021
Loss from discontinued operations	1,495	—	(2)	1,159	1,157	2,652	(241)	2,411
Stock-based compensation	490	—	89	—	89	579	—	579
Provision for losses on receivables	2,153	—	—	—	—	2,153	(325)	1,828
Changes in assets and liabilities:
Accounts receivable	(1,722)	—	36	90	126	(1,596)	(287)	(1,883)
Prepaid expenses and other assets	3,515	(389)	—	292	(97)	3,418	25	3,443
Accounts payable and accrued expenses	2,140	53	—	(1,433)	(1,380)	760	1,105	1,865
Accrued compensation and benefits	5,101	—	—	—	—	5,101	(301)	4,800
Due to related persons, net	(2,703)	—	—	81	81	(2,622)	—	(2,622)
Other current and long term liabilities	984	—	(123)	970	847	1,831	(1,056)	775
Cash provided by operating activities	28,460	—	—	1,159	1,159	29,619	(1,185)	28,434
Acquisition of property and equipment	(27,770)	—	—	—	—	(27,770)	2,482	(25,288)
Proceeds from disposition of property and equipment held for sale	13,967	—	—	—	—	13,967	(2,900)	11,067
Cash used in investing activities	(21,475)	—	—	—	—	(21,475)	(418)	(21,893)
Repayments of mortgage notes payable	(576)	—	—	70	70	(506)	—	(506)
Cash used in financing activities	(13,114)	—	—	70	70	(13,044)	—	(13,044)
Net provided by operating activities of discontinued operations	1,390	—	—	(450)	(450)	940	1,185	2,125
Net cash used in investing activities of discontinued operations	—	—	—	(709)	(709)	(709)	418	(291)
Net cash used in financing activities of discontinued operations	—	—	—	(70)	(70)	(70)	—	(70)
Net cash provided by discontinued operations	1,390	—	—	(1,229)	(1,229)	161	1,603	1,764

	As of December 31, 2012
		Error Corrections							Retrospective
	As Reported	Income Taxes	Insurance Claims	Other Errors	Asset Additions and Related Accruals	Presentation and Classification	Total Error Corrections	As Corrected	Adjustments for Discontinued Operations	As Restated
Consolidated Balance Sheet data:
Accounts receivable	$53,134	$—	$—	$(331)	$—	$1,391	$1,060	$54,194	$(14,989)	$39,205
Due from related persons	—	—	—	—	—	6,881	6,881	6,881	—	6,881
Prepaid and other current assets	29,644	9,507	(1,763)	—	—	1,681	9,425	39,069	(751)	38,318
Assets of discontinued operations	10,430	—	—	—	693	—	693	11,123	18,977	30,100
Total current assets	137,314	9,507	(1,763)	(331)	693	9,953	18,059	155,373	3,237	158,610
Property and equipment, net	335,612	—	—	110	4,929	—	5,039	340,651	(3,157)	337,494
Goodwill and other intangible assets	27,788	—	—	—	—	—	—	27,788	(80)	27,708
Other long term assets	42,267	(1,885)	—	—	—	—	(1,885)	40,382	—	40,382
Total assets	571,356	7,622	(1,763)	(221)	5,622	9,953	21,213	592,569	—	592,569
Accounts payable	36,920	—	—	—	—	2,768	2,768	39,688	(1,653)	38,035
Accrued expenses	22,996	(544)	—	—	4,929	827	5,212	28,208	(198)	28,010
Accrued compensation and benefits	40,986	—	—	—	—	—	—	40,986	(5,684)	35,302
Due to related persons	11,715	—	—	—	—	7,769	7,769	19,484	—	19,484
Accrued real estate taxes	11,905	—	—	—	—	(888)	(888)	11,017	(294)	10,723
Security deposits	9,727	—	—	(647)	—	—	(647)	9,080	(23)	9,057
Other current liabilities	15,299	—	—	—	—	(523)	(523)	14,776	(1)	14,775
Liabilities of discontinued operations	8,448	—	—	(21)	693	—	672	9,120	7,857	16,977
Total current liabilities	183,960	(544)	—	(668)	5,622	9,953	14,363	198,323	4	198,327
Other long term liabilities	6,615	101	—	—	—	—	101	6,716	(4)	6,712
Total long term liabilities	80,591	101	—	—	—	—	101	80,692	(4)	80,688
Additional paid in capital	354,083	—	—	81	—	—	81	354,164	—	354,164
Accumulated deficit	(49,637)	6,579	(1,763)	366	—	—	5,182	(44,455)	—	(44,455)
Cumulative other comprehensive income	1,877	1,486	—	—	—	—	1,486	3,363	—	3,363
Total shareholders’ equity	306,805	8,065	(1,763)	447	—	—	6,749	313,554	—	313,554
Total liabilities and shareholders’ equity	$571,356	$7,622	$(1,763)	$(221)	$5,622	$9,953	$21,213	$592,569	$—	$592,569

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We have three operating segments: senior living communities, rehabilitation and wellness and rehabilitation hospitals. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under FASB ASC Topic 280, and as discussed further in Note 10 to the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Amended Quarterly Report, our rehabilitation hospital operating segment has been reclassified as discontinued operations. After the reclassification of our rehabilitation hospital business as discontinued operations, our business is comprised of one reportable segment, senior living.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

As discussed further in Note 12, we are restating our condensed consolidated financial statements for the three and six month periods ended June 30, 2013 and 2012 contained within our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, or our Quarterly Report, to correct certain errors in the accounting for income taxes.   In addition, as part of the restatement process we have corrected certain other errors related to insurance receivables, security deposits, accrual of fixed asset additions, classification of senior living operating expenses and certain other immaterial items. We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total.  Also, as described in Note 6, we have corrected the footnote presentation of certain of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair market value of our mortgage notes payable.

Key Statistical Data For the Three Months Ended June 30, 2013 and 2012:

The following tables present a summary of our operations for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
(dollars in thousands, except average monthly rate)	2013 (Restated)	2012 (Restated)	$ Change	%/bps Change
Senior living revenue	$268,827	$269,093	$(266)	(0.1)%
Management fee revenue	2,281	1,302	979	75.2%
Reimbursed costs incurred on behalf of managed communities	52,153	26,098	26,055	99.8%
Total revenue	323,261	296,493	26,768	9.0%
Senior living wages and benefits	(130,390)	(130,252)	(138)	(0.1)%
Other senior living operating expenses	(65,752)	(63,797)	(1,955)	(3.1)%
Costs incurred on behalf of managed communities	(52,153)	(26,098)	(26,055)	(99.8)%
Rent expense	(48,279)	(47,431)	(848)	(1.8)%
General and administrative expense	(15,451)	(15,434)	(17)	(0.1)%
Depreciation and amortization expense	(6,585)	(6,203)	(382)	(6.2)%
Gain on settlement	—	3,365	(3,365)	(100.0)%
Interest, dividend and other income	211	234	(23)	(9.8)%
Interest and other expense	(1,355)	(1,605)	250	15.6%
Acquisition related costs	(41)	—	(41)	(100.0)%
Gain on early extinguishment of debt	—	45	(45)	(100.0)%
Loss on sale of available for sale securities	(117)	—	(117)	(100.0)%
Provision for income taxes	(1,131)	(3,817)	2,686	70.4%
Equity in earnings of Affiliates Insurance Company	79	76	3	3.9%
Income from continuing operations	$2,297	$5,576	$(3,279)	(58.8)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	39	25	14	56.0%
Number of total communities (1)	250	236	14	5.9%

Total number of living units (end of period):
Owned and leased living units	23,020	23,020	—	—
Managed living units	6,678	3,735	2,943	78.8%
Number of total living units (1)	29,698	26,755	2,943	11.0%

Owned and leased communities:
Occupancy %	85.5%	86.0%	n/a	(50)	bps
Average monthly rate(2)	$4,438	$4,406	$32	0.7%
Percent of senior living revenue from Medicaid	10.7%	11.4%	n/a	(70	)bps
Percent of senior living revenue from Medicare	12.6%	12.8%	n/a	(20	)bps
Percent of senior living revenue from private and other sources	76.7%	75.8%	n/a	90	bps

(1)             Excludes those senior living communities we have classified as discontinued operations.

(2)             Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenue divided by occupied units, during the period and multiplying it by 30 days.

Comparable senior living communities (senior living communities that we have owned, leased or managed and operated continuously since April 1, 2012):

	Three months ended June 30,
(dollars in thousands, except average monthly rate)	2013 (Restated)	2012 (Restated)	$ Change	%/bps Change
Senior living revenue	$268,827	$269,093	$(266)	(0.1)%
Management fee revenue	1,246	1,302	(56)	(4.3)%
Senior living wages and benefits	(130,390)	(130,252)	(138)	(0.1)%
Other senior living operating expenses	(65,752)	(63,797)	(1,955)	(3.1)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	25	25	—	—
Number of total communities (1)	236	236	—	—

Total number of living units (end of period):
Owned and leased living units	23,020	23,020	—	—
Managed living units	3,735	3,735	—	—
Number of total living units (1)	26,755	26,755	—	—

Owned and leased communities:
Occupancy %	85.5%	86.0%	n/a	(50	)bps
Average monthly rate(2)	$4,438	$4,406	$32	0.7%
Percent of senior living revenue from Medicaid	10.7%	11.4%	n/a	(70	)bps
Percent of senior living revenue from Medicare	12.6%	12.8%	n/a	(20	)bps
Percent of senior living revenue from private and other sources	76.7%	75.8%	n/a	90	bps

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

Our senior living wages and benefits increased 0.1% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increased employee health insurance costs partially offset by certain lower wage costs.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased 3.1% due to increased charges from various service providers and general maintenance expenses.  Our rent expense increased 1.8% compared to the same period in 2012 primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH since April 1, 2012.

Our depreciation and amortization expense increased 6.2% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

General and administrative expenses increased 0.1% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increased business management fees resulting from the increased size of our business, partially offset by lower costs associated with certain third party services.

Our interest, dividend and other income decreased 9.8% for the three months ended June 30, 2013 compared to the same period in 2012 due to lower investable cash balances and lower yields realized on our investments.

Our interest and other expense decreased 15.6% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to our purchase and retirement of $12.4 million par value of the outstanding Notes since April 1, 2012 and our repayment and subsequent termination of the Bridge Loan in April 2012.

For the three months ended June 30, 2013, we recognized a tax expense from continuing operations of $1.1 million.  During this period, we also recognized a tax benefit from discontinued operations of $941,000.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $70.8 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $11.7 million.  For more information about our taxes, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Amended Quarterly Report.

Discontinued operations:

Loss from discontinued operations for the three months ended June 30, 2013 increased $833,000 to $1.5 million, compared to a loss of $666,000 for the three months ended June 30, 2012.  The losses in both years are primarily due to losses incurred at assisted living communities, SNFs and rehabilitation hospitals and affiliated clinics that we have sold or expect to sell, which includes an impairment of long-lived assets during the three months ended June 30, 2013 of $1.2 million.  The loss for the three months ended June 30, 2013 is after giving effect to a tax benefit of $941,000 that we recognized in that period relating to our discontinued operations.

Key Statistical Data For the Six Months Ended June 30, 2013 and 2012:

The following tables present a summary of our operations for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
(dollars in thousands, except average monthly rate)	2013 (Restated)	2012 (Restated)	$ Change	%/bps Change
Senior living revenue	$538,067	$535,898	$2,169	0.4%
Management fee revenue	4,583	2,390	2,193	91.8%
Reimbursed costs incurred on behalf of managed communities	104,211	49,503	54,708	110.5%
Total revenue	646,861	587,791	59,070	10.0%
Senior living wages and benefits	(262,817)	(262,062)	(755)	(0.3)%
Other senior living operating expenses	(132,090)	(128,057)	(4,033)	(3.1)%
Costs incurred on behalf of managed communities	(104,211)	(49,503)	(54,708)	(110.5)%
Rent expense	(96,292)	(94,792)	(1,500)	(1.6)%
General and administrative	(30,583)	(30,933)	350	1.1%
Depreciation and amortization expense	(12,955)	(12,021)	(934)	(7.8)%
Gain on settlement	—	3,365	(3,365)	(100.0)%
Interest, dividend and other income	408	439	(31)	(7.1)%
Interest and other expense	(2,811)	(3,031)	220	7.3%
Acquisition related costs	(41)	—	(41)	(100.0)%
Gain on early extinguishment of debt	—	45	(45)	(100.0)%
Loss on sale of available for sale securities	(30)	(1)	(29)	(2,900.0)%
Provision for income taxes	(356)	(4,618)	4,262	92.3%
Equity in earnings of Affiliates Insurance Company	155	121	34	28.1%
Income from continuing operations	$5,238	$6,743	$(1,505)	(22.3)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	39	25	14	56.0%
Number of total communities (1)	250	236	14	5.9%

Number of living units:
Owned and leased living units	23,020	23,020	—	—
Managed living units	6,678	3,735	2,943	78.8%
Number of total living units (1)	29,698	26,755	2,943	11.0%

Owned and leased communities:
Occupancy %	85.8%	86.2%	n/a	(40	)bps
Average monthly rate(2)	$4,455	$4,384	$71	1.6%
Percent of senior living revenue from Medicaid	10.8%	11.2%	n/a	(40	)bps
Percent of senior living revenue from Medicare	12.9%	12.9%	n/a	—
Percent of senior living revenue from private and other sources	76.3%	75.9%	n/a	40	bps

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

Comparable senior living communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2012):

	Six months ended June 30,
(dollars in thousands, except average monthly rate)	2013 (Restated)	2012 (Restated)	$ Change	%/bps Change
Senior living revenue	$538,067	$535,898	$2,169	0.4%
Management fee revenue	2,224	2,155	69	3.2%
Senior living wages and benefits	(262,817)	(262,062)	(755)	(0.3)%
Other senior living operating expenses	(132,090)	(128,057)	(4,033)	(3.1)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	23	23	—	—
Number of total communities (1)	234	234	—	—

Number of living units:
Owned and leased living units	23,020	23,020	—	—
Managed living units	3,390	3,390	—	—
Number of total living units (1)	26,410	26,410	—	—

Owned and leased communities:
Occupancy %	85.8%	86.2%	n/a	(40	)bps
Average monthly rate(2)	$4,455	$4,384	$71	1.6%
Percent of senior living revenue from Medicaid	10.8%	11.2%	n/a	(40	)bps
Percent of senior living revenue from Medicare	12.9%	12.9%	n/a	—
Percent of senior living revenue from private and other sources	76.3%	75.9%	n/a	40	bps

(1)             Excludes those senior living communities we have classified as discontinued operations.

(2)             Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenue divided by occupied units, during the period and multiplying it by 30 days.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Our senior living revenue increased 0.4% for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increased per diem charges to residents partially offset by a decrease in occupancy.

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

Our senior living wages and benefits increased 0.3% for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increased employee health insurance costs, partially offset by certain lower wage costs.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased 3.1% due to increased charges from various service providers and general maintenance expenses.  Our rent expense increased 1.6% compared to the same period in 2012 primarily due to our payment of additional rent for senior living community capital improvements purchased by SNH since January 1, 2012.

Our depreciation and amortization expense increased 7.8% for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

General and administrative expenses decreased 1.1% for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to lower costs associated with certain third party services, partially offset by increased business management fees resulting from the increased size of our business.

Our interest, dividend and other income decreased 7.1% for the six months ended June 30, 2013 compared to the same period in 2012 due to lower investable cash balances and lower yields realized on our investments.

Our interest and other expense decreased 7.3% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to our purchase and retirement of $12.4 million par value of the outstanding Notes since January 1, 2012 and our repayment and subsequent termination of the Bridge Loan in April 2012.

For the six months ended June 30, 2013, we recognized a tax expense from continuing operations of $356,000, which includes a tax benefit of $1.5 million relating to a work opportunity tax credit program that expired in 2012 and which was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.  As prescribed by FASB ASC Topic 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted; and the total effect of the reinstatement of the work opportunity tax credit program relating to 2012 employee wages is recorded as a component of income tax expense in continuing operations during the first quarter of 2013.  We also recognized in the six months ended June 30, 2013 a tax benefit from discontinued operations of $1.6 million.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $70.8 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $11.7 million.  For more information relating to our taxes, see Note 4 to our condensed consolidated financial statements included in Part I, Item I of this Amended Quarterly Report.

Discontinued operations:

Loss from discontinued operations for the six months ended June 30, 2013 increased $939,000 to $2.3 million, compared to a loss of $1.4 million for the six months ended June 30, 2012.  The losses in both years are primarily due to losses incurred at assisted living communities, SNFs and rehabilitation hospitals and affiliated clinics that we have sold or expect to sell, which includes an impairment of long-lived assets during the six months ended June 30, 2013 of $1.2 million.  The loss for the six months ended June 30, 2013 is after giving effect to a tax benefit of $1.6 million that we recognized in that period relating to our discontinued operations.

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

Assets and Liabilities

Our total current assets at June 30, 2013 were $145.8 million, compared to $158.6 million at December 31, 2012.  At June 30, 2013, we had cash and cash equivalents of $19.3 million compared to $24.6 million at December 31, 2012.  The decrease in our cash and cash equivalents primarily results from using excess cash balances in our captive insurance program to invest in available for sale securities.  Our current liabilities were $175.1 million at June 30, 2013 compared to $198.3 million at December 31, 2012.

We had net cash flows from continuing operations of $12.1 million for the six months ended June 30, 2013 compared to $28.4 million for the same period in 2012.  Acquisitions of property, plant and equipment in our continuing operations on a net basis after considering the proceeds from sales of fixed assets to SNH, were $10.4 million and $14.2 million for the six months ended June 30, 2013 and 2012, respectively.

Our Leases and Management Agreements with SNH

As of June 30, 2013, we leased 177 senior living communities, which are included in our continuing operations and 11 senior living communities and two rehabilitation hospitals which we have classified as discontinued operations, from SNH under four leases.  Our total annual rent payable to SNH as of June 30, 2013 was $199.0 million, excluding percentage rent based on increases in gross revenues at certain properties.  Our total rent expense with SNH was $50.9 million and $49.9 million for the three months ended June 30, 2013 and 2012, respectively, and $101.5 million and $99.7 million for the six months ended June 30, 2013 and 2012, respectively, which included approximately $1.5 million and $1.2 million in percentage rent paid to SNH for the three months ended June 30, 2013 and 2012, respectively, and $2.9 million and $2.4 million for the six months ended June 30, 2013 and 2012, respectively.

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

During 2012, we entered into several management agreements, pooling agreements and lease amendments with SNH and its affiliates.  For more information regarding these 2012 activities and our leases and management agreements with SNH, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Amended Quarterly Report and Note 15 to our consolidated financial statements included in Item 15 of our Amended 2012 Annual Report.

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

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I, Item 1 of our Amended 2012 Annual Report under the caption “Government Regulation and

Reimbursement”.  We derived approximately 23.8% and 24.1% of our senior living community revenues from continuing operations from these programs during the six months ended June 30, 2013 and 2012, respectively.

Our net Medicare revenues from services to senior living community residents from continuing operations totaled $68.7 million and $67.9 million during the six months ended June 30, 2013 and 2012, respectively.  Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $57.4 million and $59.2 million during the six months ended June 30, 2013 and 2012, respectively.  Our net Medicare revenues from our rehabilitation hospital business, which we have classified as discontinued operations, totaled $36.1 million and $34.7 million during the six months ended June 30, 2013 and 2012, respectively.  Our net Medicaid revenues from our rehabilitation hospital business, which we have classified as discontinued operations, totaled $1.6 million and $1.7 million during the six months ended June 30, 2013 and 2012, respectively.  Our Medicare net revenue is heavily influenced by adjustments to the Prospective Payment System, or PPS, by the Centers for Medicare & Medicaid Services, or CMS. PPS is a method of reimbursement by which CMS makes Medicare payments for services based on a predetermined, fixed payment amount based on the classification system of that service, in contrast to a traditional fee-for-service model.  CMS updates PPS rates by facility type annually. For federal fiscal year 2012, CMS adopted a final rule that reduced aggregate Medicare PPS rates for SNFs by approximately 11.1%.  For federal fiscal year 2013, CMS increased Medicare PPS rates for SNFs by 1.8%.  Due to the prior reduction of approximately 11.1%, however, Medicare payment rates will be lower for federal fiscal year 2013 than they were in federal fiscal year 2011. In addition, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, gradually reduces the reimbursement rate for Medicare bad debt from 100% to 65% in federal fiscal year 2015 for beneficiaries dually-eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual-eligible beneficiaries, this rule has a substantial adverse effect on SNFs. The Middle Class Tax Relief and Job Creation Act of 2012 also reduced the Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65%. Additionally, the Budget Control Act of 2011 allows for automatic reductions in federal spending by means of a process called sequestration, which has reduced Medicare payments by 2% since April 1, 2013. Sequestration could result in reductions to our revenues from Medicare and certain other federal health programs over the next decade. Any future reductions in Medicare payment rates could be adverse and material to our operations and to our future financial results of operations.

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

Medicare and Medicaid programs provided approximately 67.6% and 68.6% of our revenues from our rehabilitation hospital business, which we have classified as discontinued operations, for the six months ended June 30, 2013 and 2012, respectively. For federal fiscal year 2012, CMS adopted a final rule that updated Medicare PPS rates for inpatient rehabilitation facilities, or IRFs, which includes our rehabilitation hospitals.  The updates included an aggregate net increase of 2.2% in IRF PPS rates.  This 2.2% increase is the net effect of the rate adjustments due to a rebased market basket update of approximately 2.9% to account for inflation, reduced by an automatic 0.1% and by a productivity adjustment of 1.0%, both pursuant to the ACA, and increased by 0.4% in estimated outlier payments.  CMS subsequently adopted updated Medicare PPS rates for federal fiscal year 2013 which CMS estimates will increase aggregate Medicare payment rates for IRFs by 2.1%.  The aggregate effect on our former IRF Medicare payments for federal fiscal year 2013 may vary from CMS’s estimate based on wage indexes and low income patient percentages contained in the final rule.

In addition, our two rehabilitation hospitals were required to satisfy the so-called “60% Rule” in order to be classified as an IRF by the Medicare program. Pursuant to the 60% Rule, at least 60% of a facility’s inpatient population during each

12-month cost-reporting period must require intensive rehabilitation services for one of CMS’s 13 designated medical conditions. An IRF that fails to meet the requirements of the 60% Rule is subject to reclassification as a different type of healthcare provider, the effect of which would be to lower that IRF’s Medicare payment rates. Although we believe that our former IRFs operated in compliance with the 60% Rule during the time we operated them, the actual percentage of patients at our IRFs who received services for a designated condition may not be as high as we believed.  Our failure to have complied, or a CMS finding of noncompliance, could result in our retroactively receiving lower Medicare rates and require us to refund prior amounts we may have received in excess of the assessed payment rate for services we previously provided at our former IRFs and could materially and adversely affect our future financial results.

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

Debt Financings and Covenants

As of June 30, 2013, we had no outstanding borrowings under either of our Credit Agreement or our Credit Facility.  As of June 30, 2013, we had $24.9 million aggregate principal amount of Notes outstanding and $38.2 million aggregate principal amount of mortgage notes outstanding.  On July 8, 2013, we redeemed our entire $24.9 million aggregate principal amount outstanding Notes at a redemption price equal to the principal amount, plus accrued and unpaid interest.  We funded this redemption with cash on hand and borrowings under our Credit Facility.  As of June 30, 2013, we believe we were in compliance with all applicable covenants under those debt agreements and instruments.  As of July 30, 2013, we had $0 and $10,000, respectively, outstanding under our Credit Agreement and Credit Facility.  For more information regarding our debt financings and covenants, including terms governing those debt financings and their maturities, and the Bridge Loan we repaid in full in April 2012, please see Note 7 to our condensed consolidated financial statements in Part I, Item 1 of this Amended Quarterly Report, which is incorporated herein by reference.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Directors, our executive officers, SNH, RMR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example: SNH is our former parent, our largest landlord and our largest stockholder and RMR provides management services to both us and SNH; we provide management services to D&R Yonkers LLC which is owned by SNH’s executive officers and we manage a portion of a senior living community which D&R Yonkers LLC subleases from SNH in order to accommodate certain requirements of New York healthcare licensing laws; we, RMR, SNH and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer, our Treasurer and Chief Financial Officer, and one of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management and shared services agreement.  For further information about these and other such relationships and related person transactions, please see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Amended Quarterly Report, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Amended Quarterly Report, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 16, 2013, or our Proxy Statement, and our other filings with the SEC, including Note 15 to our consolidated financial statements included in our Amended 2012 Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Amended 2012 Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Amended 2012 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Amended 2012 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our leases, forms of management agreements and related pooling agreements and former Bridge Loan agreement with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Item 4.  Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2013.  Based on that evaluation, at the time our Quarterly Report was filed with the SEC, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.  Subsequently, as a result of the errors described in Note 12 to the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Amended Quarterly Report, our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, identified material weaknesses, described below, in our internal control over financial reporting as of December 31, 2012.  As a result, our management reevaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2013 because of the material weaknesses described below.

As more fully described in Note 12 to the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Amended Quarterly Report, subsequent to the filing of our Quarterly Report our management and our Audit Committee concluded that our condensed consolidated financial statements for the quarter ended June 30, 2013 contained within our Quarterly Report should be restated and that those financial statements should no longer be relied upon.

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
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

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