Form 10-Q
period 2013-09-30
FIVE STAR QUALITY CARE INC
filed 2014-04-16
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of April 14, 2014: 48,613,442.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

SEPTEMBER 30, 2013

As used herein the terms “we”, “us” or “our” mean Five Star Quality Care, Inc. and its consolidated subsidiaries unless the context otherwise requires.

Part I.    Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2013	December 31, 2012 (Restated)
ASSETS

Current assets:
Cash and cash equivalents	$19,580	$24,638
Accounts receivable, net of allowance of $4,308 and $2,792 at September 30, 2013 and December 31, 2012, respectively	38,226	39,205
Due from related persons	6,884	6,881
Investments in available for sale securities, of which $5,100 and $3,684 are restricted at September 30, 2013 and December 31, 2012, respectively	19,042	12,920
Restricted cash	8,913	6,548
Prepaid expenses and other current assets	34,534	38,318
Assets of discontinued operations	21,499	30,100
Total current assets	148,678	158,610

Property and equipment, net	331,108	337,494
Equity investment in Affiliates Insurance Company	5,781	5,629
Restricted cash	8,184	12,166
Restricted investments in available for sale securities	11,597	10,580
Goodwill and other intangible assets	26,829	27,708
Other long term assets	40,548	40,382
	$572,725	$592,569
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving credit facility, secured, principally by real estate	$10,000	$—
Revolving credit facility, secured, principally by accounts receivable	—	—
Convertible senior notes	—	24,872
Accounts payable	30,743	38,035
Accrued expenses	26,780	28,010
Accrued compensation and benefits	39,302	35,302
Due to related persons	21,227	19,484
Mortgage notes payable	1,142	1,092
Accrued real estate taxes	14,058	10,723
Security deposit liability	8,493	9,057
Other current liabilities	15,675	14,775
Liabilities of discontinued operations, of which $0 and $7,547 relate to mortgage notes payable at September 30, 2013 and December 31, 2012, respectively	9,232	16,977
Total current liabilities	176,652	198,327

Long term liabilities:
Mortgage notes payable	36,758	37,621
Continuing care contracts	1,635	1,708
Accrued self-insurance obligations	35,148	34,647
Other long term liabilities	5,583	6,712
Total long term liabilities	79,124	80,688

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01; 75,000,000 shares authorized, 48,271,522 and 48,234,022 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	482	482
Additional paid in capital	354,956	354,164
Accumulated deficit	(41,715)	(44,455)
Accumulated other comprehensive income	3,226	3,363
Total shareholders’ equity	316,949	313,554
	$572,725	$592,569

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012 (Restated)	2013	2012 (Restated)
Revenues:
Senior living revenue	$269,839	$268,645	$807,906	$804,543
Management fee revenue	2,290	1,277	6,873	3,667
Reimbursed costs incurred on behalf of managed communities	51,983	27,247	156,194	76,750
Total revenues	324,112	297,169	970,973	884,960

Operating expenses:
Senior living wages and benefits	130,824	131,384	393,641	393,446
Other senior living operating expenses	68,227	64,579	200,317	192,636
Costs incurred on behalf of managed communities	51,983	27,247	156,194	76,750
Rent expense	48,743	47,659	145,035	142,451
General and administrative	15,081	14,647	45,664	45,580
Depreciation and amortization	6,736	6,175	19,691	18,196
Gain on settlement	—	—	—	(3,365)
Total operating expenses	321,594	291,691	960,542	865,694

Operating income	2,518	5,478	10,431	19,266

Interest, dividend and other income	191	199	599	638
Interest and other expense	(1,179)	(1,762)	(3,990)	(4,793)
Acquisition related costs	(78)	(100)	(119)	(100)
(Loss) gain on early extinguishment of debt	(599)	—	(599)	45
Gain on sale of available for sale securities reclassified from other comprehensive income	36	63	6	62

Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	889	3,878	6,328	15,118
Provision for income taxes	(226)	(905)	(582)	(5,523)
Equity in earnings of Affiliates Insurance Company	64	115	219	236
Income from continuing operations	727	3,088	5,965	9,831
(Loss) income from discontinued operations	(925)	13,125	(3,225)	11,764

Net income (loss)	$(198)	$16,213	$2,740	$21,595

Weighted average shares outstanding - basic	48,272	47,927	48,253	47,913

Weighted average shares outstanding - diluted	48,417	49,840	49,571	50,185
			.
Basic income per share from:
Continuing operations	$0.02	$0.06	$0.12	$0.21
Discontinued operations	(0.02)	0.28	(0.06)	0.24
Net income per share - basic	$—	$0.34	$0.06	$0.45

Diluted income per share from:
Continuing operations	$0.02	$0.06	$0.12	$0.21
Discontinued operations	(0.02)	0.27	(0.06)	0.23
Net income per share - diluted	$—	$0.33	$0.06	$0.44

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012 (Restated)	2013	2012 (Restated)

Net income (loss)	$(198)	$16,213	$2,740	$21,595
Other comprehensive income:
Unrealized gain (loss) on investments in available for sale securities, net of tax	108	112	(65)	280
Unrealized gain (loss) on equity investment in Affiliates Insurance Company	13	35	(68)	31
Realized gain on investments in available for sale securities reclassified and included in net income, net of tax	(22)	(38)	(4)	(37)
Other comprehensive income (loss)	99	109	(137)	274
Comprehensive income (loss)	$(99)	$16,322	$2,603	$21,869

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2013	2012 (Restated)
Cash flows from operating activities:
Net income	$2,740	$21,595
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,691	18,196
Loss (gain) on early extinguishment of debt	599	(45)
Loss (income) from discontinued operations	5,382	(17,726)
Gain on sale of available for sale securities	(6)	(62)
Equity in earnings of Affiliates Insurance Company	(219)	(236)
Stock-based compensation	792	783
Provision for losses on receivables	4,414	2,958
Changes in assets and liabilities:
Accounts receivable	(3,435)	(3,127)
Prepaid expenses and other assets	3,319	2,296
Accounts payable and accrued expenses	(3,627)	1,199
Accrued compensation and benefits	4,000	7,269
Due from (to) related persons, net	1,740	(5,667)
Other current and long term liabilities	2,970	4,757
Cash provided by operating activities	38,360	32,190

Cash flows from investing activities:
Acquisition of property and equipment	(37,267)	(36,520)
Payments from (to) restricted cash and investment accounts, net	1,617	(6,236)
Purchase of available for sale securities	(13,416)	(5,076)
Proceeds from sales of improvements to Senior Housing Properties Trust	19,934	14,888
Proceeds from sale of available for sale securities	5,925	928
Cash (used in) provided by investing activities	(23,207)	(32,016)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	60,000	47,500
Repayments of borrowings on credit facilities	(50,000)	(47,500)
Repayments of borrowings on bridge loan from Senior Housing Properties Trust	—	(38,000)
Purchase and retirement of convertible senior notes	(24,872)	(12,038)
Repayments of mortgage notes payable	(813)	(765)
Cash used in financing activities	(15,685)	(50,803)

Net cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(4,595)	1,463
Net cash provided by investing activities	7,603	35,193
Net cash used in financing activities	(7,534)	(106)
Net cash (used in) provided by discontinued operations	(4,526)	36,550

Change in cash and cash equivalents during the period	(5,058)	(14,079)
Cash and cash equivalents at beginning of period	24,638	28,374
Cash and cash equivalents at end of period	$19,580	$14,295

Supplemental cash flow information:
Cash paid for interest	$2,656	$3,711
Cash paid for income taxes	$1,775	$1,552

Non-cash activities:
Issuance of common stock	$182	$114

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

General

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, which we refer to as we, us or our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, Items 1, 1A, 2, 6, 7, 9A and 15 of which were subsequently amended and restated to, among other things, correct errors in our accounting for income taxes.  Specifically, the accounting for income tax errors relate to, among other things, the measurement of deferred tax assets for net operating losses and tax credits and the measurement of deferred tax assets and liabilities for temporary differences related to fixed assets, intangible assets and investments.  In addition, as part of the restatement we have corrected certain other errors related to insurance receivables, security deposits, accrual of fixed asset additions, classification of senior living operating expenses, and certain other immaterial items.  We have also corrected the footnote presentation in Note 6 of certain of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy. Those amended and restated items, including our restated financial statements for the years ended December 31, 2012 and 2011 and related interim periods, are included in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission, or SEC, on April 15, 2014.  We refer in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, or this Quarterly Report, to our Annual Report on Form 10-K for the year ended December 31, 2012, as amended and restated in part by our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2012, as our Annual Report.  We have also restated our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013, and those restated financial statements are included in our Amendment No.1 to each of our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2013 and June 30, 2013, respectively.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of September 30, 2013, we operated 251 senior living communities (excluding those senior living communities we have classified as discontinued operations) located in 31 states containing 29,743 living units, including 220 primarily independent and assisted living communities with 26,921 living units and 31 SNFs with 2,822 living units.  As of September 30, 2013, we owned and operated 30 communities (2,946 living units), we leased and operated 181 communities (20,026 living units) and we managed 40 communities (6,771 living units).  These 251 senior living communities included 10,368 independent living apartments, 14,119 assisted living suites and 5,256 skilled nursing units.  We have excluded from the amounts above 48 living units of one senior living community that has been temporarily closed for renovations, but that senior living community is included in the 251 total senior living communities referenced above.  We have classified as discontinued operations one assisted living community owned and operated by us containing 32 living units as well as six SNFs and four assisted living communities we lease from Senior Housing Properties Trust or its subsidiaries, or SNH, and operate containing 712 living units; the 251 total senior living communities referenced above excludes these 11 communities classified as discontinued operations.

As of September 30, 2013, we also leased from SNH and operated two rehabilitation hospitals with 321 available beds that provide in-patient rehabilitation services to patients at the two hospitals and at three satellite locations.  In addition, as of that date, we leased and operated 13 out-patient clinics affiliated with these rehabilitation hospitals.  On December 31, 2013, we transferred the operations of these rehabilitation hospitals and the affiliated clinics to a third party in connection with SNH’s sale of the real estate associated with these rehabilitation hospitals.  We have classified our rehabilitation hospital business as discontinued operations as of the quarter ended September 30, 2013 (see Notes 9 and 10).

Restatement of Previously Issued Financial Statements

As discussed further in Note 12, we are restating our condensed consolidated financial statements for the three and nine months ended September 30, 2012 and for the year ended December 31, 2012, to correct certain errors in the accounting for income taxes. In addition, as part of the restatement we have corrected certain other errors related to insurance receivables, security deposits, accrual of fixed asset additions, classification of senior living operating expenses and certain other immaterial items. We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total. We have also corrected the footnote presentation of certain of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable.

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 2. Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30, 2013	December 31, 2012 (Restated)
Land	$21,714	$21,714
Buildings and improvements	275,948	277,330
Furniture, fixtures and equipment	113,704	103,707
	411,366	402,751
Accumulated depreciation	(80,258)	(65,257)
	$331,108	$337,494

We recorded depreciation expense of $6,442 and $5,889 for the three months ended September 30, 2013 and 2012, respectively, and $18,824 and $16,884 for the nine months ended September 30, 2013 and 2012, respectively, relating to our property and equipment.

As of September 30, 2013, we had $4,870 of assets included in our property and equipment that we expected to request that SNH purchase from us for an increase in future rent pursuant to the terms of our leases with SNH; however, we are not obligated to make these sales and SNH is not obligated to purchase those assets.

Note 3. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2013:

	Equity Investment in Affiliates Insurance Company	Investments in Available for Sale Securities (Restated)	Accumulated Other Comprehensive Income (Restated)
Balance at January 1, 2013	$99	$3,264	$3,363
Unrealized gain on investments, net of tax	—	60	60
Equity interest in investee’s unrealized loss on investments	(8)	—	(8)
Reclassification adjustment:
Realized gain on investments, net of tax	—	(52)	(52)
Balance at March 31, 2013	$91	$3,272	$3,363
Unrealized loss on investments, net of tax	—	(233)	(233)
Equity interest in investee’s unrealized loss on investments	(73)	—	(73)
Reclassification adjustment:
Realized loss on investments, net of tax	—	70	70
Balance at June 30, 2013	$18	$3,109	$3,127
Unrealized gain on investments, net of tax	—	108	108
Equity interest in investee’s unrealized gain on investments	13	—	13
Reclassification adjustment:
Realized gain on investments, net of tax	—	(22)	(22)
Balance at September 30, 2013	$31	$3,195	$3,226

Accumulated other comprehensive income represents the unrealized appreciation of our investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 4.  Income Taxes

For the nine months ended September 30, 2013, we recognized tax expense from continuing operations of $582, which includes a tax benefit of $1,468 related to the work opportunity tax credit program that expired in 2012 and was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.  As prescribed by FASB ASC Topic 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted.  The total effect of the reinstatement of work opportunity tax credits related to 2012 employee wages was required to be recorded as a component of income tax expense in continuing operations during the first quarter of 2013.  For the nine months ended September 30, 2013, we also recognized a tax benefit from discontinued operations of $2,157.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $70,765, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $11,729.  Our net operating loss carry forwards and tax credit carry forwards may be subject to audit and adjustments by the Internal Revenue Service.

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

Note 5.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three and nine months ended September 30, 2013 and 2012 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two-class method or the treasury stock method. The treasury stock method reflects dilutive potential common shares related to the Notes that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance.  The weighted average shares outstanding used to calculate basic and diluted EPS include 540 and 553 unvested common shares as of September 30, 2013 and 2012, respectively, issued to our officers and others under our equity compensation plan, or the Share Award Plan.  Unvested shares issued under the Share Award Plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

The following table provides a reconciliation of income from continuing operations to diluted income (loss) from discontinued operations and a reconciliation of the number of common shares used in the computations of EPS from continuing operations to diluted EPS from continuing operations and diluted loss per share from discontinued operations:

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2013			2012 (Restated)
	Income (loss)	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$727	48,272	$0.02	$3,088	47,927	$0.06
Effect of the Notes	13	145		149	1,913
Diluted income from continuing operations	$727	48,417	$0.02	$3,237	49,840	$0.06

Diluted (loss) income from discontinued operations	$(925)	48,417	$(0.02)	$13,125	49,840	$0.27

	Nine Months Ended September 30,
	2013			2012 (Restated)
	Income (loss)	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$5,965	48,253	$0.12	$9,831	47,913	$0.21
Effect of the Notes	344	1,318		528	2,272
Diluted income from continuing operations	$5,965	49,571	$0.12	$9,831	50,185	$0.21

Diluted (loss) income from discontinued operations	$(3,225)	49,571	$(0.06)	$11,764	50,185	$0.23

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

The table below presents the assets measured at fair value at September 30, 2013 and December 31, 2012 categorized by the level of inputs used in the valuation of each asset.

	As of September 30, 2013				As of December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1) (Restated)	Significant Other Observable Inputs (Level 2) (Restated)	Significant Unobservable Inputs (Level 3)

Cash equivalents (1)	$13,075	$13,075	$—	$—	$22,149	$22,149	$—	$—
Available for sale securities: (2)
Equity securities
Financial services industry	3,711	3,711	—	—	6,025	6,025	—	—
Non-equity investment instrument	1,021	1,021	—	—	—	—	—	—
REIT industry	606	606	—	—	484	484	—	—
Utilities industry	512	512	—	—	—	—	—	—
Other	2,177	2,177	—	—	775	775	—	—
Total equity securities	8,027	8,027	—	—	7,284	7,284	—	—
Debt securities
International bond fund (3)	2,322	—	2,322	—	2,345	—	2,345	—
High yield fund (4)	2,233	—	2,233	—	2,168	—	2,168	—
Industrial bonds	5,271	—	5,271	—	5,186	—	5,186	—
Government bonds	7,104	4,574	2,530	—	4,666	4,666	—	—
Energy industry bonds	1,876	—	1,876	—	—	—	—	—
Financial bonds	963	—	963	—	982	—	982	—
Other	2,843	—	2,843	—	869	—	869	—
Total debt securities	22,612	4,574	18,038	—	16,216	4,666	11,550	—
Total available for sale securities	30,639	12,601	18,038	—	23,500	11,950	11,550	—
Total	$43,714	$25,676	$18,038	$—	$45,649	$34,099	$11,550	$—

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

(1) Cash equivalents, consisting of money market funds held principally for obligations arising from our self-insurance programs.

(2) Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $19,042 and $11,597, respectively, at September 30, 2013 and $12,920 and $10,580, respectively, at December 31, 2012.  We estimate the fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity.   In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period.  However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile.  Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis.  When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses.  When we determine that an impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings.

(3) The investment strategy of this fund is to invest principally in fixed income securities.  The fund invests in such securities or investment vehicles as it considers appropriate to achieve the fund’s investment objective, which is to provide an above average rate of total return while attempting to limit investment risk by investing in a diversified portfolio of U.S.dollar investment grade fixed income securities. There are no unfunded commitments and the investment can be redeemed weekly.

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

Our investments in available for sale securities had amortized costs of $28,974 and $21,720 as of September 30, 2013 and December 31, 2012, respectively, had unrealized gains of $1,947 and $2,050 as of September 30, 2013 and December 31, 2012, respectively, and had unrealized losses of $282 and $270 as of September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013, 37 of the securities we hold, with a fair value of $5,391, have been in a loss position for less than 12 months.  At September 30, 2013, none of the securities we hold have been in a loss position for 12 months or longer.  We do not believe these securities are impaired primarily because the financial conditions of the issuers of these securities remain strong with solid fundamentals, we currently intend to hold these securities until recovery and other factors that support our conclusion that the loss is temporary.  During the nine months ended September 30, 2013 and 2012, we received gross proceeds of $5,925 and $928, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $314 and $65, respectively, and gross realized losses totaling $308 and $3, respectively.  We record gains and losses on the sales of our available for sale securities using the specific identification method.

During the nine months ended September 30, 2013, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value; however, we did correct the classification of $11,550 of our available for sale debt securities from Level 1 assets to Level 2 assets presented as of December 31, 2012 and corrected the disclosure of the fair value of our mortage notes which increased $9,947 at December 31, 2012. There were no other transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2013.

The carrying values of accounts receivable and accounts payable approximate fair value as of September 30, 2013 and December 31, 2012.  The carrying value and fair value of the Notes were $24,872 and $24,623, respectively, as of December 31, 2012 and were categorized in Level 2 of the fair value hierarchy in their entirety.  We estimated the fair value of the Notes using an average of the bid and ask prices of our then outstanding Notes.  The carrying value and fair value of our mortgage notes payable were $37,900 and $40,834, respectively, as of September 30, 2013 and $46,260 and $53,115 respectively, as of December 31, 2012 and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

currently prevailing market terms as of the measurement date.  Because these Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.  We measured the fair value of our equity investment in AIC, which is an Indiana insurance company that we currently own in equal proportion as each of the other seven shareholders of that company (see Note 9), and categorized that investment in Level 2 of the fair value hierarchy in its entirety, by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

Note 7.  Indebtedness

As of September 30, 2013, we had a $35,000 revolving secured line of credit, or our Credit Agreement, available for general business purposes, including acquisitions.  On December 31, 2013, in connection with the transfer of our rehabilitation hospitals’ operations, we reduced the borrowings available under our Credit Agreement to $25,000 because the accounts receivable generated at the two rehabilitation hospitals were no longer available as collateral.  The maturity date of our Credit Agreement is March 18, 2016.  Borrowings under our Credit Agreement typically bear interest at LIBOR plus a premium of 250 basis points, or 2.68% as of September 30, 2013.  We may draw, repay and redraw funds under our Credit Agreement until maturity, and no principal repayment is due until maturity.  We made no borrowings under our Credit Agreement during the three and nine months ended September 30, 2013 and 2012.  As of April 14, 2014 and September 30, 2013, we had $0 outstanding under our Credit Agreement.  We incurred facility costs related to our Credit Agreement of $35 and $154 for the three months ended September 30, 2013 and 2012, respectively, and $277 and $509 for the nine months ended September 30, 2013 and 2012, respectively.

We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement provides for acceleration of payment of all amounts outstanding thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes termination of our business management and shared services agreement, or our business management agreement, with Reit Management & Research LLC, or RMR.

We also have a $150,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions.  The maturity date of our Credit Facility is April 13, 2015, and, subject to the payment of extension fees and meeting certain other conditions, our Credit Facility includes options for us to extend its stated maturity date for two one-year periods.  Borrowings under our Credit Facility typically bear interest at LIBOR plus a premium of 250 basis points, or 2.68% as of September 30, 2013.  We may draw, repay and redraw funds under our Credit Facility until maturity, and no principal repayment is due until maturity.  The weighted average interest rate for borrowings under our Credit Facility was 3.15% and 2.92% for the nine months ended September 30, 2013 and September 30, 2012, respectively.  As of April 14, 2014 and September 30, 2013, we had $15,000 and $10,000, respectively, outstanding under our Credit Facility.  We incurred interest expense and other associated costs related to our Credit Facility of $542 and $762 for the three months ended September 30, 2013 and 2012, respectively, and $1,442 and $1,287 for the nine months ended September 30, 2013 and 2012, respectively.

We are the borrower under our Credit Facility, and certain of our subsidiaries guarantee our obligations under our Credit Facility, which is secured by real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral.  Our Credit Facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us.

Our Credit Agreement and our Credit Facility contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  Our Credit Agreement and Credit Facility require that we deliver quarterly and annual financial statements within the time periods specified within those agreements.  The lenders under each of our Credit Agreement and Credit Facility have waived, until April 15, 2014, any default resulting from our not timely delivering our financial statements for the quarter ended September 30, 2013, and until May 15, 2014, any default arising from our not timely delivering our financial statements for the year ended December 31, 2013, as required under those credit facilities.  Our financial statements for the quarter ended September 30, 2013 were delivered to our lenders contemporaneously with the filing of this Quarterly Report.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

In October 2006, we issued $126,500 principal amount of the Notes.  Our net proceeds from this issuance were approximately $122,600.  The Notes bore interest at a rate of 3.75% per annum and were convertible into our common shares at any time.  The conversion rate, which was subject to adjustment, was 76.9231 common shares per $1 principal amount of the Notes, which represented a conversion price of $13.00 per share.  The Notes were guaranteed by certain of our wholly owned subsidiaries.  The Notes were scheduled to mature on October 15, 2026.  We could prepay the Notes at any time and the holders had rights to require us to purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.  We had periodically repurchased Notes in open market transactions or in privately negotiated transactions, and, on July 8, 2013, we redeemed all of the $24,872 principal amount of the Notes then outstanding at a redemption price equal to the principal amount, plus accrued and unpaid interest.  We recorded a loss on early extinguishment of debt, net of unamortized issuance costs, of $599 in the third quarter of 2013.   As of September 30, 2013 and December 31, 2012, we had $0 and $24,872, respectively, principal amount of the Notes outstanding, which were classified as current liabilities in our condensed consolidated balance sheet as of December 31, 2012.  We incurred interest expense and other associated costs related to the Notes of $21 and $245 for the three months ended September 30, 2013 and 2012, respectively, and $511 and $876 for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013, four of our senior living communities were encumbered by mortgage notes with an aggregate outstanding principal balance of $37,900: (1) one of our communities was encumbered by a Federal National Mortgage Association, or FNMA, mortgage note and (2) three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes.  These mortgages contain FNMA and FMCC, respectively, standard mortgage covenants.  We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes as part of our acquisitions of the encumbered communities in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.  The weighted average interest rate on these four notes was 6.91% as of September 30, 2013.  Payments of principal and interest are due monthly until maturities at varying dates ranging from June 2023 to September 2032.  We incurred mortgage interest expense, net of premium amortization, of $581 and $709 for the three months ended September 30, 2013 and 2012, respectively, and $2,425 and $2,134 for the nine months ended September 30, 2013 and 2012, respectively, including some interest expense recorded in discontinued operations.  Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable FNMA and FMCC approval.  As of September 30, 2013, we believe we were in compliance with all applicable covenants under these mortgages.

In May 2011, we entered into a bridge loan, or the Bridge Loan, agreement with SNH under which SNH agreed to lend us up to $80,000 to fund a part of the purchase price for our acquisitions of certain assets of six senior living communities located in Indiana, or the Indiana Communities. During 2011, we completed our acquisitions of the assets of the Indiana Communities and, in connection with the acquisitions, borrowed $80,000 under the Bridge Loan. During 2011, we repaid $42,000 of this advance with proceeds from a public offering of our common shares and cash generated by operations. In April 2012, we repaid in full the principal amount then outstanding under the Bridge Loan, resulting in termination of the Bridge Loan. We funded the April 2012 repayment of the Bridge Loan with borrowings under our Credit Facility and cash on hand. We incurred interest expense and other associated costs related to the Bridge Loan of $314 for the nine months ended September 30, 2012.

Note 8. Off Balance Sheet Arrangements

We have pledged our accounts receivable and certain other assets, with a carrying value, as of September 30, 2013, of $12,706 arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of September 30, 2013, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 9. Related Person Transactions

We were formerly a 100% owned subsidiary of SNH, SNH is our largest landlord and our largest stockholder and we manage senior living communities for SNH.  In 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders.  As of September 30, 2013, SNH owned 4,235 of our common shares, or approximately 8.8% of our outstanding common shares.  One of our Managing Directors, Barry Portnoy, is a managing trustee of SNH.  Barry Portnoy’s son, Adam Portnoy, also serves as a managing trustee of SNH.

As of September 30, 2013, we leased 187 senior living communities (including 10 that we have classified as discontinued operations) and two rehabilitation hospitals (which we have also classified as discontinued operations) from SNH.  Under our leases with SNH, we pay SNH minimum rent plus percentage rent based on increases in gross revenues at certain properties.  Our total minimum annual rent payable to SNH as of September 30, 2013 was $199,257, excluding percentage rent.  Our total rent expense (which includes rent for all properties we lease from SNH, including properties that we have classified as discontinued operations) under all of our leases with SNH, net of lease inducement amortization, was $50,622 and $50,119 for the three months ended September 30, 2013 and 2012, respectively, and $152,089 and $149,842 for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013 and 2012, we had outstanding rent due and payable to SNH of $17,863 and $17,614, respectively.  During the nine months ended September 30, 2013, pursuant to the terms of our leases with SNH, we sold $22,501 of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $1,800.  As of September 30, 2013, our property and equipment included $4,870 for similar improvements we have made to properties we lease from SNH that we expected to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to purchase those assets.

In August 2013, we and SNH entered into an asset purchase agreement, or the Purchase Agreement, with certain unrelated third parties, pursuant to which SNH agreed to sell the real estate associated with two rehabilitation hospitals and certain related assets, and in connection with such sale, we agreed to transfer the operations of those hospitals and several leased in-patient and out-patient clinics that are affiliated with those hospitals to those third parties.  As a result of the transfer, we retained our net working capital investment in those hospitals of approximately $10,468.  Each hospital was leased to us by SNH under one of our combination leases with SNH, Lease No. 2, and the in-patient and out-patient clinics were leased to us by third parties.  In September 2013, we entered into an amendment to Lease No. 2 in connection with SNH’s agreement to sell the real estate associated with these rehabilitation hospitals and our agreement to transfer our related hospital operations.  The lease amendment provided, among other things, that effective upon the sale of the rehabilitation hospitals pursuant to the Purchase Agreement, Lease No. 2 would terminate with respect to the rehabilitation hospitals and the annual rent we pay to SNH under Lease No. 2 would be reduced by $9,500.  The lease amendment also provided for an allocation of indemnification obligations under the Purchase Agreement between SNH and us.  The transfer of the operations of the rehabilitation hospitals was completed on December 31, 2013.

We and SNH have agreed to offer for sale 10 senior living communities we lease from SNH, which we have classified as discontinued operations.  Our rent payable to SNH will be reduced if and as these sales occur pursuant to terms set in our leases with SNH.  In August 2013, SNH sold one of these communities, a SNF with 112 living units, for a sales price of $2,550, and as a result of this sale, our annual minimum rent payable to SNH decreased by $255, or 10% of the net proceeds of the sale to SNH, in accordance with the terms of the applicable lease with SNH.  In January 2014, SNH sold another one of these communities, an assisted living community with 48 living units, for a sales price of $2,400, and as a result of this sale, our annual minimum rent payable to SNH decreased by $210, or 8.75% of the net proceeds of the sale to SNH, in accordance with the terms of the applicable lease with SNH.  We can provide no assurance that the remaining eight senior living communities that we and SNH have agreed to offer for sale will be sold or what the terms of any sales may provide.

As of September 30, 2013, we managed 40 senior living communities for the account of SNH.  We manage these SNH communities pursuant to long term management agreements on substantially similar terms.  In connection with the management agreements, we and SNH have entered into four combination agreements, or pooling agreements, three pooling agreements that combine our management agreements with SNH for communities consisting only of assisted living units, or the AL Pooling Agreements, and a fourth pooling agreement, which combines our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement.  Each of our first and second AL Pooling Agreements includes 20 identified communities (including three assisted living

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

communities that we began managing in October 2013, the management agreements for which are included under the second AL Pooling Agreement).  We and SNH entered into the third AL Pooling Agreement in November 2013 and that pooling agreement currently includes the management agreement for the community we began managing in November 2013, as further described below.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to the applicable pooling agreement, including determinations of our incentive fees.  The senior living community in New York described below that we manage is not included in any of our Pooling Agreements.  We earned management fees from SNH of $2,290 and $1,284 for the three months ended September 30, 2013 and 2012, respectively, and $6,866 and $3,431 for the nine months ended September 30, 2013 and 2012, respectively.

In August 2013, we began managing for SNH a senior living community in Georgia with 93 assisted living units.  In October 2013, we began managing for SNH three senior living communities with an aggregate of 213 assisted living units; one of those communities is located in Tennessee, and the other two are located in Georgia.  In November 2013, we began managing for SNH a senior living community in Wisconsin with 68 assisted living units.  We entered into separate long term management agreements with SNH for each of those senior living communities on terms similar to those management agreements that we currently have with SNH for senior living communities that include assisted living units.  The management agreements for the senior living communities we began managing in August and October 2013 were added to the second AL Pooling Agreement and the management agreement for the senior living community we began managing in November 2013 was added to the third AL Pooling Agreement.  We expect that we may enter additional management arrangements with SNH for senior living communities that SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH.

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

As discussed above in Note 7, in May 2011, we and SNH entered into the Bridge Loan, under which SNH lent to us $80,000.  In April 2012, we repaid in full the then outstanding principal amount under the Bridge Loan, resulting in the termination of the Bridge Loan.  We incurred interest expense and other associated costs on the Bridge Loan of $314 for the nine months ended September 30, 2012.

RMR provides business management and shared services to us pursuant to our business management agreement.  RMR also provides management services to SNH.  One of our Managing Directors, Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Barry Portnoy’s son, Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR.  Our other Managing Director, Gerard Martin, is a director of RMR.  Bruce Mackey, our President and Chief Executive Officer, is an Executive Vice President of RMR and Paul Hoagland, our Treasurer and Chief Financial Officer, is a Senior Vice President of RMR.  SNH’s executive officers are officers of RMR and SNH’s President and Chief Operating Officer is a director of RMR.  Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Barry Portnoy serves as a managing director or managing trustee of those companies, including SNH, and Adam Portnoy serves as a managing trustee of a majority of those companies, including SNH.  In addition, officers of RMR serve as officers of those companies.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Pursuant to our business management agreement with RMR, we recognized aggregate business management, administrative and information system service fees of $3,014 and $3,218 for the three months ended September 30, 2013 and 2012, respectively, and $10,175 and $9,696 for the nine months ended September 30, 2013 and 2012, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  We also lease our headquarters from an affiliate of RMR for annual rent of approximately $767, which amount is subject to fixed increases.  Our rent expense for our headquarters, which included our utilities and real estate taxes that we are required to pay as additional rent, under this lease, was $355 and $359 for the three months ended September 30, 2013 and 2012, respectively, and $1,049 and $1,067 for the nine months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, we have invested $5,209 in AIC since its formation in 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $5,781 and $5,629 as of September 30, 2013 and December 31, 2012, respectively.  We recognized income of $64 and $115 for the three months ended September 30, 2013 and 2012, respectively, and $219 and $236 for the nine months ended September 30, 2013 and 2012, respectively, arising from our investment in AIC. We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2013 for a one year term, and we paid a premium, including taxes and fees, of $5,428 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

In July 2013, we, RMR, SNH and four other companies to which RMR provides management services purchased from an unrelated third party insurer a combined directors’ and officers’ liability insurance policy providing $10,000 of aggregate primary layer coverage and $5,000 of aggregate excess layer coverage.  We paid a premium of approximately $133 in connection with this policy.

Note 10.  Discontinued Operations

In 2011, we decided to offer for sale two SNFs we owned located in Michigan with a total of 271 living units.  On April 30, 2013, we sold these two SNFs for an aggregate sales price of $8,000, which included as part of the sales price the prepayment by the buyer of the then outstanding $7,510 of United States Department of Housing and Urban Development mortgage debt that encumbered these SNFs.

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

In September 2012, we sold our pharmacy business to Omnicare. We received $34,298 in sale proceeds from Omnicare, including $3,789 in working capital and excluding transaction costs and taxes.  We recorded a pre-tax capital gain on the sale of the pharmacy business of $23,347.  In connection with the sale, Omnicare did not acquire the real estate we

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

owned associated with one pharmacy located in South Carolina.  We intend to sell this real estate and we recorded a $350 asset impairment charge during the third quarter of 2012 to reduce the carrying value of this property to its estimated fair value less costs to sell.  The fair value of assets held for sale is determined based upon the use of appraisals, input from market participants and/or our experience selling similar assets.

In June 2013, we agreed with SNH that SNH will offer for sale 10 senior living communities we lease from SNH with 721 living units.  Seven of these 10 communities with 578 living units are SNFs and three of these 10 communities with 143 living units are assisted living communities.  In August 2013, SNH sold one of these communities, a SNF with 112 living units, for a sales price of $2,550, and as a result of this sale, our annual minimum rent payable to SNH decreased by $255, or 10% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease with SNH.  In January 2014, SNH sold another one of these communities, an assisted living community with 48 living units, for a sales price of $2,400, and as a result of this sale, our annual minimum rent payable to SNH decreased by $210, or 8.75% of the net proceeds of the sale to SNH, in accordance with the terms of the applicable lease with SNH.  We and SNH are in the process of offering the other eight communities for sale, and if sold, our annual minimum rent payable to SNH will decrease by 10% of the net proceeds of the sales to SNH, in accordance with the terms of our applicable leases with SNH.  We can provide no assurance that these eight communities will be sold or what the terms or timing for any sale of the communities may be.  We recorded a $1,231 asset impairment charge during the second quarter of 2013 to reduce the assets we own relating to these 10 communities to their estimated fair market values, less costs to sell.

Also in June 2013, we decided to offer for sale one assisted living community we own with 32 living units.  We are in the process of offering this community for sale but we can provide no assurance that this community will be sold or what the terms or timing for any sale of this community may be.

In August 2013, we and SNH entered into the Purchase Agreement with certain unrelated parties, pursuant to which SNH agreed to sell the real estate associated with two rehabilitation hospitals and certain related assets, and in connection with such sale, we agreed to transfer the operations of those hospitals and several leased in-patient and out-patient clinics that are affiliated with those hospitals to those third parties.  As of December 31, 2013, we completed the transfer of our rehabilitation hospital business, and, as a result of the transfer, we retained our net working capital investment in those hospitals of approximately $10,468 and our annual rent payable to SNH and others decreased by approximately $11,500.  We recorded a $1,029 asset impairment charge during the third quarter of 2013 to reduce the fixed assets we own relating to the rehabilitation hospitals to their estimated fair market values.

We have reclassified the condensed consolidated balance sheets, the condensed consolidated statements of income and the consolidated statement of cash flows for all periods presented to show the financial position, results of operations and cash flows of our rehabilitation hospitals, pharmacies and the communities that have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
		2012		2012
	2013	(Restated)	2013	(Restated)
Revenues	$35,198	$52,526	$115,332	$170,653
Expenses	(35,552)	(55,091)	(118,356)	(175,630)
Gain on sale	—	23,347	—	23,347
Impairment of long-lived assets	(1,127)	(644)	(2,358)	(644)
Benefit (provision) for income taxes	556	(7,013)	2,157	(5,962)
Net (loss) income	$(925)	$13,125	$(3,225)	$11,764

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

Note 12. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our Annual Report, we identified certain errors primarily related to the accounting for income taxes. The Audit Committee of our Board of Directors, or our Audit Committee, after consideration of relevant facts and circumstances and after consultation with our management, concluded that our consolidated financial statements for the years ended December 31, 2012 and 2011 contained within our Annual Report, and our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013 contained within our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, respectively, should be restated, and that those financial statements previously filed with the SEC should no longer be relied upon.

Our condensed consolidated financial statements for the three and nine months ended September 30, 2012 are restated to correct certain errors related to the accounting for income taxes and other errors. We have corrected our condensed consolidated  balance sheet as of December 31, 2012 to reflect the effects of the restatement of our 2012 and 2011 annual financial statements. The accounting for income tax errors relate to, among other things, the measurement of deferred tax assets for net operating losses and tax credits and the measurement of deferred tax assets and liabilities for temporary differences related to fixed assets, intangible assets and investments.

Prior to 2011, we recognized a valuation allowance for most of our net deferred tax assets; therefore, errors in the measurement of our deferred tax assets and liabilities for years prior to 2011 were substantially offset by corresponding errors in the valuation allowance, with minimal net impact to our consolidated financial statements. We have corrected the errors relating to the quarter ended September 30, 2012 by increasing the income tax provision by $260 and $312 for the three and nine months ended September 30, 2012, respectively.

In addition, as part of the restatement, our condensed consolidated financial statements for the three and nine months ended September 30, 2012 also have been adjusted to correct certain other errors in those periods, including:

•      In 2013, we discovered certain errors relating to our security deposit liability.  We have corrected the errors relating to the three and nine months ended September 30, 2012 by increasing senior living revenues by $61 and $184, respectively.

•      In the fourth quarter of 2013, we determined that certain assets acquired and placed into service as of December 31, 2012 were not recorded in the proper time period. We have corrected the balance sheet error by recording $5,622 of fixed asset additions and related accrued liabilities as of December 31, 2012.

•      We also corrected classification errors pertaining to our related party balance sheet accounts by increasing due from related persons by $6,881 and increasing due to related persons by $7,769 at December 31, 2012.

•      We also made certain other immaterial corrections that impacted our condensed consolidated statements of income, including adjustments to general and administrative and depreciation expense, and made other balance sheet classification changes that are not material, individually or in aggregate, in the restated condensed consolidated financial statements included herein.

The net impact of correcting the errors resulted in an increase to our shareholders’ equity of $6,749 at December 31, 2012 and an increase of $272 and $375 to net income for the three and nine months ended September 30, 2012, respectively.

We corrected the presentation and disclosure of our consolidated statements of cash flows to separately identify the net cash flows from discontinued operations, by category and in total.  The restated financial statements include the proceeds from the sale of our pharmacy business of $34,298 for the nine months ended September 30, 2012 as cash provided by investing activities of discontinued operations and reflect the correction of other errors in the separate disclosure of cash flows for continuing operations and discontinued operations.

We have also corrected the footnote presentation in Note 6 of the classification of $11,550 as of December 31, 2012 of our available for sale debt securities from Level 1 assets to Level 2 assets as defined in the fair value hierarchy and corrected the disclosure of the fair value of our mortgage notes payable which increased $9,947 as of December 31, 2012.

In the third quarter of 2013, in connection with entering into a purchase agreement with SNH and certain unrelated parties, we reclassified our rehabilitation hospital business as discontinued operations and our rehabilitation hospital business is retrospectively presented as discontinued operations throughout the financial statements. These reclassifications decreased our income from continuing operations by $319 and $547, and decreased our loss from discontinued operations by those same amounts for the three and nine months ended September 30, 2012, respectively.

The financial information included in the accompanying financial statements and the Notes thereto reflect the effects of the corrections and retrospective adjustments described above.

The following tables summarize the effect of the retrospective adjustments to reflect discontinued operations and the correction of errors by financial statement line item for the three and nine months ended September 30, 2012 and as of December 31, 2012:

	For the Three Months Ended September 30, 2012
		Error Corrections					Retrospective Adjustments for
	As Reported	Income Taxes	Insurance Claims	Other Errors	Total Error Corrections	As Corrected	Discontinued Operations	As Restated
Consolidated Statement of Income data:
Senior living revenue	$277,568	$—	$—	$(310)	(310)	277,258	(8,613)	$268,645
Rehabilitation hospital revenue	26,328	—	—	—	—	26,328	(26,328)	—
Total revenues	332,420	—	—	(310)	(310)	332,110	(34,941)	297,169
Senior living wages and benefits	137,816	—	—	22	22	137,838	(6,454)	131,384
Other senior living operating expenses	66,858	—	390	(371)	19	66,877	(2,298)	64,579
Rehabilitation hospital expense	23,734	—	—	—	—	23,734	(23,734)	—
Rent expense	50,523	—	—	—	—	50,523	(2,864)	47,659
General and administrative	14,602	—	—	45	45	14,647	—	14,647
Depreciation and amortization	6,324	—	—	(20)	(20)	6,304	(129)	6,175
Total operating expenses	327,104	—	390	(324)	66	327,170	(35,479)	291,691
Operating income	5,316	—	(390)	14	(376)	4,940	538	5,478
Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	3,716	—	(390)	14	(376)	3,340	538	3,878
Provision for income taxes	(426)	(260)	—	—	(260)	(686)	(219)	(905)
Income from continuing operations	3,405	(260)	(390)	14	(636)	2,769	319	3,088
Income from discontinued operations	13,034	408	—	2	410	13,444	(319)	13,125
Net income	16,439	148	(390)	16	(226)	16,213	—	16,213

Per Share data:
Basic income per share from:
Continuing operations	$0.07					$0.06		$0.06
Discontinued operations	0.27					0.28		0.28
Net income per share - basic	$0.34					$0.34		$0.34

Diluted income per share from:
Continuing operations	$0.07					$0.06		$0.06
Discontinued operations	0.26					0.27		0.27
Net income per share - diluted	$0.33					$0.33		$0.33

	For the Three Months Ended September 30, 2012
	As Reported	Error Corrections	As Restated
Consolidated Statement of Comprehensive Income:
Net income	16,439	(226)	16,213
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax	188	(76)	112
Realized loss (gain) on investments in available for sale securities reclassified and included in net income, net of tax	(63)	25	(38)
Unrealized gains on equity investment in Affiliates Insurance Company	35	—	35
Other comprehensive income (loss)	160	(51)	109
Comprehensive income	16,599	(277)	16,322

	For the Nine Months Ended September 30, 2012
		Error Corrections					Retrospective Adjustments for
	As Reported	Income Taxes	Insurance Claims	Other Errors	Total Error Corrections	As Corrected	Discontinued Operations	As Restated
Consolidated Statement of Income data:
Senior living revenue	$831,864	$—	$—	$(677)	$(677)	$831,187	$(26,644)	$804,543
Rehabilitation hospital revenue	79,501	—	—	—	—	79,501	(79,501)	—
Total revenues	991,781	—	—	(677)	(677)	991,104	(106,144)	884,960
Senior living wages and benefits	412,808	—	—	58	58	412,866	(19,420)	393,446
Other senior living operating expenses	200,062	—	390	(861)	(471)	199,591	(6,955)	192,636
Rehabilitation hospital expense	71,725	—	—	—	—	71,725	(71,725)	—
Rent expense	151,043	—	—	—	—	151,043	(8,592)	142,451
General and administrative	45,445	—	—	134	134	45,579	1	45,580
Depreciation and amortization	18,631	—	—	(59)	(59)	18,572	(376)	18,196
Total operating expenses	973,099	—	390	(728)	(338)	972,761	(107,067)	865,694
Operating income	18,682	—	(390)	51	(339)	18,343	923	19,266
Income from continuing operations before income taxes and equity in earnings of Affiliates Insurance Company	14,534	—	(390)	51	(339)	14,195	923	15,118
Provision for income taxes	(4,835)	(312)	—	—	(312)	(5,147)	(376)	(5,523)
Income from continuing operations	9,935	(312)	(390)	51	(651)	9,284	547	9,831
Income from discontinued operations	11,511	796	—	4	800	12,311	(547)	11,764
Net income	21,446	484	(390)	55	149	21,595	—	21,595

Per Share data:
Basic income per share from:
Continuing operations	$0.21					$0.19		$0.21
Discontinued operations	0.24					0.26		0.24
Net income per share - basic	$0.45					$0.45		$0.45

Diluted income per share from:
Continuing operations	$0.21					$0.19		$0.21
Discontinued operations	0.24					0.25		0.23
Net income per share - diluted	$0.45					$0.44		$0.44

	For the Nine Months Ended September 30, 2012
	As Reported	Error Corrections	As Restated
Consolidated Statement of Comprehensive Income:
Net income	21,446	149	21,595
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax	469	(189)	280
Realized loss (gain) on investments in available for sale securities reclassified and included in net income, net of tax	(62)	25	(37)
Unrealized gains on equity investment in Affiliates Insurance Company	31	—	31
Other comprehensive income (loss)	438	(164)	274
Comprehensive income	21,884	(15)	21,869

	For the Nine Months Ended September 30, 2012
		Error Corrections						Retrospective
	As Reported	Income Taxes	Insurance Claims	Other Errors	Presentation and Classification	Total Error Corrections	As Corrected	Adjustments for Discontinued Operations	As Restated
Consolidated Statement of Cash Flows data:
Net income	$21,446	484	(390)	55	—	149	21,595	—	21,595
Depreciation and amortization	18,631	—	—	(59)	—	(59)	18,572	(376)	18,196
Loss from discontinued operations	(11,511)	—	—	(4)	(7,134)	(7,138)	(18,649)	923	(17,726)
Stock-based compensation	649	—	—	134	—	134	783	—	783
Provision for losses on receivables	3,949	—	—	—	—	—	3,949	(991)	2,958
Changes in assets and liabilities:
Accounts receivable	(2,320)	—	—	58	286	344	(1,976)	(1,151)	(3,127)
Prepaid expenses and other assets	2,408	(429)	390	—	(105)	(144)	2,264	32	2,296
Accounts payable and accrued expenses	906	(55)	—	—	(181)	(236)	670	529	1,199
Accrued compensation and benefits	9,143	—	—	—	—	—	9,143	(1,874)	7,269
Due to related persons, net	(5,868)	—	—	—	201	201	(5,667)	—	(5,667)
Other current and long term liabilities	6,145	—	—	(184)	(201)	(385)	5,760	(1,003)	4,757
Cash provided by operating activities	43,235	—	—	—	(7,134)	(7,134)	36,101	(3,911)	32,190
Acquisition of property and equipment	(40,251)	—	—	—	—	—	(40,251)	3,731	(36,520)
Proceeds from sale of pharmacy business	34,298	—	—	—	(34,298)	(34,298)	—	—	0
Proceeds from disposition of property and equipment held for sale	18,249	—	—	—	—	—	18,249	(3,361)	14,888
Cash provided by investing activities	1,912	—	—	—	(34,298)	(34,298)	(32,386)	370	(32,016)
Repayments of mortgage notes payable	(871)	—	—	—	106	106	(765)	—	(765)
Cash used in financing activities	(50,909)	—	—	—	106	106	(50,803)	—	(50,803)
Net cash used in operating activities of discontinued operations	(8,317)	—	—	—	5,869	5,869	(2,448)	3,911	1,463
Net cash provided by investing activities of discontinued operations	—	—	—	—	35,563	35,563	35,563	(370)	35,193
Net cash used in financing activities of discontinued operations	—	—	—	—	(106)	(106)	(106)	—	(106)
Net cash provided by discontinued operations	(8,317)	—	—	—	41,326	41,326	(33,009)	3,541	36,550

	As of December 31, 2012
		Error Corrections							Retrospective Adjustments
	As Reported	Income Taxes	Insurance Claims	Other Errors	Asset Additions and Related Accruals	Presentation and Classification	Total Error Corrections	As Corrected	for Discontinued Operations	As Restated
Consolidated Balance Sheet data:
Accounts receivable	$53,134	$—	$—	$(331)	$—	$1,391	$1,060	$54,194	$(14,989)	$39,205
Due from related persons	—	—	—	—	—	6,881	6,881	6,881	—	6,881
Prepaid and other current assets	29,644	9,507	(1,763)	—	—	1,681	9,425	39,069	(751)	38,318
Assets of discontinued operations	10,430	—	—	—	693	—	693	11,123	18,977	30,100
Total current assets	137,314	9,507	(1,763)	(331)	693	9,953	18,059	155,373	3,237	158,610
Property and equipment, net	335,612	—	—	110	4,929	—	5,039	340,651	(3,157)	337,494
Goodwill and other intangible assets	27,788	—	—	—	—	—	—	27,788	(80)	27,708
Other long term assets	42,267	(1,885)	—	—	—	—	(1,885)	40,382	—	40,382
Total assets	571,356	7,622	(1,763)	(221)	5,622	9,953	21,213	592,569	—	592,569
Accounts payable	36,920	—	—	—	—	2,768	2,768	39,688	(1,653)	38,035
Accrued expenses	22,996	(544)	—	—	4,929	827	5,212	28,208	(198)	28,010
Accrued compensation and benefits	40,986	—	—	—	—	—	—	40,986	(5,684)	35,302
Due to related persons	11,715	—	—	—	—	7,769	7,769	19,484	—	19,484
Accrued real estate taxes	11,905	—	—	—	—	(888)	(888)	11,017	(294)	10,723
Security deposit liability	9,727	—	—	(647)	—	—	(647)	9,080	(23)	9,057
Other current liabilities	15,299	—	—	—	—	(523)	(523)	14,776	(1)	14,775
Liabilities of discontinued operations	8,448	—	—	(21)	693	—	672	9,120	7,857	16,977
Total current liabilities	183,960	(544)	—	(668)	5,622	9,953	14,363	198,323	4	198,327
Other long term liabilities	6,615	101	—	—	—	—	101	6,716	(4)	6,712
Total long term liabilities	80,591	101	—	—	—	—	101	80,692	(4)	80,688
Additional paid in capital	354,083	—	—	81	—	—	81	354,164	—	354,164
Accumulated deficit	(49,637)	6,579	(1,763)	366	—	—	5,182	(44,455)	—	(44,455)
Cumulative other comprehensive income	1,877	1,486	—	—	—	—	1,486	3,363	—	3,363
Total shareholders’ equity	306,805	8,065	(1,763)	447	—	—	6,749	313,554	—	313,554
Total liabilities and shareholders’ equity	$571,356	$7,622	$(1,763)	$(221)	$5,622	$9,953	$21,213	$592,569	$—	$592,569

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We have three operating segments: senior living communities, rehabilitation and wellness and rehabilitation hospitals. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under FASB ASC Topic 280, and as discussed further in Note 10 to the Notes to our condensed consolidated financial statements included in Item 1 of this Quarterly Report, our rehabilitation hospital operating segment has been reclassified as discontinued operations. After the reclassification of our rehabilitation hospital business as discontinued operations, our business is comprised of one reportable segment, senior living.  All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

Key Statistical Data For the Three Months Ended September 30, 2013 and 2012:

The following tables present a summary of our operations for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
(dollars in thousands, except average monthly rate)	2013	2012 (Restated)	$ Change	% / bps Change

Senior living revenue	$269,839	$268,645	$1,194	0.4%
Management fee revenue	2,290	1,277	1,013	79.3%
Reimbursed costs incurred on behalf of managed communities	51,983	27,247	24,736	90.8%
Total revenue	324,112	297,169	26,943	9.1%
Senior living wages and benefits	(130,824)	(131,384)	560	0.4%
Other senior living operating expenses	(68,227)	(64,579)	(3,648)	(5.6)%
Costs incurred on behalf of managed communities	(51,983)	(27,247)	(24,736)	(90.8)%
Rent expense	(48,743)	(47,659)	(1,084)	(2.3)%
General and administrative expense	(15,081)	(14,647)	(434)	(3.0)%
Depreciation and amortization expense	(6,736)	(6,175)	(561)	(9.1)%
Interest, dividend and other income	191	199	(8)	(4.0)%
Interest and other expense	(1,179)	(1,762)	583	33.1%
Acquisition related costs	(78)	(100)	22	22.0%
Loss on early extinguishment of debt	(599)	—	(599)	(100.0)%
Gain on sale of available for sale securities	36	63	(27)	(42.9)%
Provision for income taxes	(226)	(905)	679	75.0%
Equity in earnings of Affiliates Insurance Company	64	115	(51)	(44.3)%
Income from continuing operations	$727	$3,088	$(2,361)	(76.5)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	40	30	10	33.3%
Number of total communities (1)	251	241	10	4.1%

Total number of living units (end of period):
Owned and leased living units	22,972	22,972	—	—
Managed living units	6,771	4,488	2,283	50.9%
Number of total living units (2)	29,743	27,460	2,283	8.3%

Owned and leased communities:
Occupancy %	85.9%	86.2%	n/a	(30	)bps
Average monthly rate(3)	$4,407	$4,346	$61	1.4%
Percent of senior living revenue from Medicaid	10.9%	10.9%	n/a	—
Percent of senior living revenue from Medicare	12.0%	12.5%	n/a	(50	)bps
Percent of senior living revenue from private and other sources	77.1%	76.6%	n/a	50	bps

(1)             Excludes those senior living communities we have classified as discontinued operations.

(2)             Excludes 48 living units of one senior living community that has been temporarily closed for renovations.

(3)             Average monthly rate is calculated as total operating revenues divided by occupied units during the period, multiplied by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable senior living communities	(senior living communities that we have owned, leased or managed and operated continuously since July 1, 2012):

	Three months ended September 30,
(dollars in thousands, except average monthly rate)	2013	2012 (Restated)	$ Change	% / bps Change
Senior living revenue	$269,839	$268,645	$1,194	0.4%
Management fee revenue	1,246	1,171	75	6.4%
Senior living wages and benefits	(130,824)	(131,384)	560	0.4%
Other senior living operating expenses	(68,227)	(64,579)	(3,648)	(5.6)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	25	25	—	—
Number of total communities (1)	236	236	—	—

Total number of living units (end of period):
Owned and leased living units	22,972	22,972	—	—
Managed living units	3,735	3,735	—	—
Number of total living units (2)	26,707	26,707	—	—

Owned and leased communities:
Occupancy %	85.9%	86.2%	n/a	(30	)bps
Average monthly rate(3)	$4,407	$4,346	$61	1.4%
Percent of senior living revenue from Medicaid	10.9%	10.9%	n/a	—
Percent of senior living revenue from Medicare	12.0%	12.5%	n/a	(50	)bps
Percent of senior living revenue from private and other sources	77.1%	76.6%	n/a	50	bps

(1)             Excludes those senior living communities we have classified as discontinued operations.

(2)             Excludes 48 living units of one senior living community that has been temporarily closed for renovations.

(3)             Average monthly rate is calculated as total operating revenues divided by occupied units during the period, multiplied by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Our senior living revenue increased 0.4% for the three months ended September 30, 2013 compared to the same period in 2012, with increased per diem charges to private pay residents, partially offset by government sequestration rate cuts (see “Our Revenues” appearing later in this Quarterly Report) which negatively impacted our Medicare rates and a decrease in occupancy during the third quarter 2013 compared to the same period in 2012.

Our management fee revenue and reimbursed costs at our managed communities increased significantly during the three months ended September 30, 2013 compared to the same period in 2012 due to an increase in the number of communities we managed as of the end of each respective period from 30 to 40.

Our senior living wages and benefits decreased 0.4% for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to certain lower wage costs, partially offset by increased employee health insurance costs.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased 5.6% due to increased charges from various service providers, increased costs relating to our professional liability insurance program and general maintenance expenses.  Our rent expense increased 2.3% compared to the same period in 2012 primarily due to additional rent resulting from senior living community capital improvements we sold to SNH since July 1, 2012, pursuant to our leases with SNH.

General and administrative expenses increased 3.0% for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to the increased size of our business, partially offset by lower costs associated with certain third party services.

Our depreciation and amortization expense increased 9.1% for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Our interest, dividend and other income decreased 4.0% for the three months ended September 30, 2013 compared to the same period in 2012 due to lower investable cash balances and lower yields realized on our investments.

Our interest and other expense decreased significantly for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to our redemption of $24.9 million principal amount of the Notes outstanding in July 2013, and also due to fewer costs incurred under our Credit Agreement and our Credit Facility for the third quarter 2013 compared to the same period in 2012.

For the three months ended September 30, 2013, we recognized tax expense from continuing operations of $226,000.  During this period, we also recognized a tax benefit from discontinued operations of $556,000.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $70.8 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $11.7 million.  For more information about our taxes, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Discontinued operations:

We recorded a loss from discontinued operations for the three months ended September 30, 2013 of $925,000, compared to income from discontinued operations of $13.1 million for the three months ended September 30, 2012.  The loss is primarily due to losses incurred at assisted living communities, SNFs and our rehabilitation hospitals that we have sold or transferred or expect to sell or transfer, which includes an impairment charge for long-lived assets of $1.1 million.  Income from discontinued operations for the three months ended September 30, 2012 includes the $23.3 million gain on sale that we recorded relating to the sale of our pharmacy business, partially offset by income tax expense of $7.0 million and losses incurred at assisted living communities, SNFs and our rehabilitation hospitals that we have sold or transferred or expect to sell or transfer, and the recognition of an impairment charge for long-lived assets of $644,000.  The loss for the three months ended September 30, 2013 is after giving effect to an income tax benefit of $556,000 that we recognized in that period relating to our discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Nine Months Ended September 30, 2013 and 2012:

The following tables present a summary of our operations for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
(dollars in thousands, except average monthly rate)	2013	2012 (Restated)	$ Change	% / bps Change
Senior living revenue	$807,906	$804,543	$3,363	0.4%
Management fee revenue	6,873	3,667	3,206	87.4%
Reimbursed costs incurred on behalf of managed communities	156,194	76,750	79,444	103.5%
Total revenue	970,973	884,960	86,013	9.7%
Senior living wages and benefits	(393,641)	(393,446)	(195)	(0.0)%
Other senior living operating expenses	(200,317)	(192,636)	(7,681)	(4.0)%
Costs incurred on behalf of managed communities	(156,194)	(76,750)	(79,444)	(103.5)%
Rent expense	(145,035)	(142,451)	(2,584)	(1.8)%
General and administrative expense	(45,664)	(45,580)	(84)	(0.2)%
Depreciation and amortization expense	(19,691)	(18,196)	(1,495)	(8.2)%
Gain on settlement	—	3,365	(3,365)	(100.0)%
Interest, dividend and other income	599	638	(39)	(6.1)%
Interest and other expense	(3,990)	(4,793)	803	16.8%
Acquisition related costs	(119)	(100)	(19)	(19.0)%
(Loss) gain on early extinguishment of debt	(599)	45	(644)	(1,431.1)%
Gain on sale of available for sale securities	6	62	(56)	(90.3)%
Provision for income taxes	(582)	(5,523)	4,941	89.5%
Equity in earnings of Affiliates Insurance Company	219	236	(17)	(7.2)%
Income from continuing operations	$5,965	$9,831	$(3,866)	(39.3)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	40	30	10	33.3%
Number of total communities (1)	251	241	10	4.1%

Number of living units:
Owned and leased living units	22,972	22,972	—	—
Managed living units	6,771	4,488	2,283	50.9%
Number of total living units (2)	29,743	27,460	2,283	8.3%

Owned and leased communities:
Occupancy %	85.8%	86.2%	n/a	(40	)bps
Average monthly rate(3)	$4,444	$4,378	$66	1.5%
Percent of senior living revenue from Medicaid	10.9%	11.1%	n/a	(20	)bps
Percent of senior living revenue from Medicare	12.6%	12.8%	n/a	(20	)bps
Percent of senior living revenue from private and other sources	76.5%	76.1%	n/a	40	bps

(1)               Excludes those senior living communities we have classified as discontinued operations.

(2)               Excludes 48 living units of one senior living community that has been temporarily closed for renovations.

(3)              Average monthly rate is calculated as total operating revenue divided by occupied units during the period, multiplied by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable senior living communities	(senior living communities that we have owned, leased or managed and operated continuously since January 1, 2012):

	Nine months ended September 30,
(dollars in thousands, except average monthly rate)	2013	2012 (Restated)	$ Change	% / bps Change
Senior living revenue	$807,906	$804,543	$3,363	0.4%
Management fee revenue	3,344	3,218	126	3.9%
Senior living wages and benefits	(393,641)	(393,446)	(195)	(0.0)%
Other senior living operating expenses	(200,317)	(192,636)	(7,681)	(4.0)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	23	23	—	—
Number of total communities (1)	234	234	—	—

Number of living units:
Owned and leased living units	22,972	22,972	—	—
Managed living units	3,390	3,390	—	—
Number of total living units (2)	26,362	26,362	—	—

Owned and leased communities:
Occupancy %	85.8%	86.2%	n/a	(40	)bps
Average monthly rate(3)	$4,444	$4,378	$66	1.5%
Percent of senior living revenue from Medicaid	10.9%	11.1%	n/a	(20	)bps
Percent of senior living revenue from Medicare	12.6%	12.8%	n/a	(20	)bps
Percent of senior living revenue from private and other sources	76.5%	76.1%	n/a	40	bps

(1)               Excludes those senior living communities we have classified as discontinued operations.

(2)               Excludes 48 living units of one senior living community that has been temporarily closed for renovations.

(3)               Average monthly rate is calculated as total operating revenue divided by occupied units during the period, multiplied by 30 days.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Our senior living revenue increased 0.4% for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to increased per diem charges to private pay residents, partially offset by government sequestration rate cuts which negatively impacted our Medicare rates and a decrease in occupancy.

Our management fee revenue and reimbursed costs at our managed communities increased significantly during the nine months ended September 30, 2013 compared to the same period in 2012 due to an increase in the number of communities we managed as of the end of each respective period from 30 to 40, the senior living communities we began managing during the nine months ended September 30, 2012 being reflected for the full period for the nine months ended September 30, 2013, and increases in our management fee revenues and reimbursed costs at those communities we managed continuously since January 1, 2012, which was primarily due to increases in occupancy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our senior living wages and benefits were flat for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to increased employee health insurance costs, offset by certain lower wage costs.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased 4.0% due to increased charges from various service providers, increased costs relating to our professional liability insurance program and general maintenance expenses.  Our rent expense increased 1.8% compared to the same period in 2012 primarily due to additional rent resulting from senior living community capital improvements we sold to SNH since January 1, 2012, pursuant to our leases with SNH.

General and administrative expenses increased 0.2% for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to the increased size of our business, partially offset by lower costs associated with certain third party services.

Our depreciation and amortization expense increased 8.2% for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Our interest, dividend and other income decreased 6.1% for the nine months ended September 30, 2013 compared to the same period in 2012 due to lower investable cash balances and lower yields realized on our investments.

Our interest and other expense decreased 16.8% for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to our repurchase of $12.4 million par value of the outstanding Notes between January 2012 and April 2012, and our redemption of the remaining $24.9 million principal amount of the Notes outstanding in July 2013 and our repayment and subsequent termination of the Bridge Loan in April 2012.

For the nine months ended September 30, 2013, we recognized tax expense from continuing operations of $582,000, which includes a tax benefit of $1.5 million relating to a work opportunity tax credit program that expired in 2012 and which was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013.  As prescribed by FASB ASC Topic 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted; and the total effect of the reinstatement of the work opportunity tax credit program relating to 2012 employee wages is recorded as a component of income tax expense in continuing operations during the first quarter of 2013.  We also recognized in the nine months ended September 30, 2013 a tax benefit from discontinued operations of $2.2 million.  As of December 31, 2012, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $70.8 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $11.7 million.  For more information relating to our taxes, see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Discontinued operations:

We recorded a loss from discontinued operations for the nine months ended September 30, 2013 of $3.2 million, compared to income from discontinued operations of $11.8 million for the nine months ended September 30, 2012.  The loss in the current period is primarily due to losses incurred at assisted living communities, SNFs and our rehabilitation hospital business that we have sold or transferred or expect to sell or transfer, which includes an impairment charge for long-lived assets of $2.4 million.  Income from discontinued operations for the nine months ended September 30, 2012 includes the $23.3 million gain on sale that we recorded relating to the sale of our pharmacy business, partially offset by income tax expense of $6.0 million and losses incurred at assisted living communities, SNFs and our rehabilitation hospital business that we have sold or transferred or expect to sell or transfer, and the recognition of an impairment charge for long-lived assets of $644,000.  The loss for the nine months ended September 30, 2013 is after giving effect to a tax benefit of $2.2 million that we recognized in that period relating to our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had $19.6 million of unrestricted cash and cash equivalents and $35.0 million and $139.4 million available to borrow under our Credit Agreement and our Credit Facility, respectively.  On December 31, 2013, in connection with the transfer of the operations of our rehabilitation hospital business, we reduced the borrowings available under our Credit Agreement to $25.0 million because the accounts receivable generated at the two rehabilitation hospitals were no

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

longer available as collateral.  We expect to use the cash flow from our operations, our cash balances, borrowings under our Credit Agreement and our Credit Facility and proceeds from our sales to SNH of qualified capital improvements we may make to our properties that we lease from SNH for increased rent pursuant to our leases with SNH to fund our operations, debt repayments, investments in and maintenance of our properties, future property acquisitions and other general business purposes.  We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies decline from historic levels, the non-government rates we receive for our services decline or government rates are reduced or government payments are delayed or not paid and we are unable to generate positive cash flow for an extended period, we expect that we would explore alternatives to fund our operations.  Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our communities that we own and that are not subject to existing mortgages and issuing new equity or debt securities.

Assets and Liabilities

Our total current assets at September 30, 2013 were $148.7 million, compared to $158.6 million at December 31, 2012.  At September 30, 2013, we had cash and cash equivalents of $19.6 million compared to $24.6 million at December 31, 2012.  The decrease in our cash and cash equivalents primarily results from using excess cash balances in our captive insurance program to invest in available for sale securities.  Our current liabilities were $176.7 million at September 30, 2013 compared to $198.3 million at December 31, 2012.

We had net cash flows from continuing operations of $38.4 million for the nine months ended September 30, 2013 compared to $32.2 million for the same period in 2012.  Acquisitions of property, plant and equipment in our continuing operations on a net basis after considering the proceeds from sales of fixed assets to SNH, were $17.3 million and $21.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Our Leases and Management Agreements with SNH

As of September 30, 2013, we leased 177 senior living communities which are included in our continuing operations, and two rehabilitation hospitals and 10 senior living communities which have been classified as discontinued operations, from SNH under four leases.  Our total annual rent payable to SNH as of September 30, 2013 was $199.3 million, excluding percentage rent based on increases in gross revenues at certain properties.  Our total rent expense under all of our leases with SNH was $50.6 million and $50.1 million for the three months ended September 30, 2013 and 2012, respectively, and $152.1 million and $149.8 million for the nine months ended September 30, 2013 and 2012, respectively, which included approximately $1.1 million and $1.2 million in percentage rent paid to SNH for the three months ended September 30, 2013 and 2012, respectively, and $4.0 million and $3.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas under our applicable leases with SNH; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH.  During the nine months ended September 30, 2013, SNH purchased from us $22.5 million for capital expenditures made at the properties leased from SNH, including properties classified as discontinued operations, and these purchases resulted in our annual rent being increased by approximately $1.8 million.

During 2012 and 2013, we entered into several management agreements, pooling agreements and lease amendments with SNH and its affiliates.  For more information regarding these activities and our leases and management agreements with SNH, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, Notes 9 and 10 to our condensed consolidated financial statements included in Part I, Item 1 of our Amendment No. 1 to our Quarterly Reports on Form 10-Q/A for the quarters ended March 31 and June 30, 2013, respectively, and Note 15 to our consolidated financial statements included in Item 15 of our Annual Report.

Disposition Activity

In August 2013, SNH sold a SNF with 112 living units for net proceeds of approximately $2.6 million, and, as a result of this sale, our annual minimum rent payable to SNH decreased by $255,000 per year, or 10% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease with SNH.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In August 2013, we and SNH entered into the Purchase Agreement with certain third parties, pursuant to which SNH agreed to sell the real estate associated with two rehabilitation hospitals and certain related assets, and, in connection with such sale, we agreed to transfer the operations of those hospitals and several leased in-patient and out-patient clinics that are affiliated with those hospitals to those third parties.  We completed the transfer of the operations of our rehabilitation hospital business on December 31, 2013, and, as a result of this transfer, we retained our net working capital investment in those hospitals of approximately $10.5 million and our annual rent payable to SNH and others decreased by approximately $11.5 million.

In January 2014, SNH sold an assisted living community with 48 living units for a sales price of $2.4 million, and, as a result of this sale, our annual minimum rent payable to SNH decreased by $210,000, or 8.75% of the net proceeds of the sale to SNH, in accordance with the terms of the applicable lease with SNH.

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

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures (net of capital improvements we sell to SNH for increased rent, pursuant to our leases with SNH) and principal and interest payments on our debt.

During the past several years, weak economic conditions throughout the country have negatively affected many entities both in and outside of our industry. These conditions have resulted in, among other things, a decrease in our communities’ occupancy, and it is unclear when these conditions may materially improve. Although many of the services that we provide are needs-driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of current economic circumstances.  Recently, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services.

At some of our senior living communities (principally our SNFs), Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I, Item 1 of our Annual Report under the caption “Government Regulation and Reimbursement”.  We derived approximately 23.5% and 23.9% of our senior living community revenues from these programs during the nine months ended September 30, 2013 and 2012, respectively.

Our net Medicare revenues from services to senior living community residents totaled $100.6 million and $100.9 million during the nine months ended September 30, 2013 and 2012, respectively.  Our net Medicaid revenues from services to senior living community residents totaled $86.6 million and $88.1 million during the nine months ended September 30, 2013 and 2012, respectively.  Our Medicare net revenue is impacted by periodic adjustments to the Prospective Payment System, or PPS, by the Centers for Medicare & Medicaid Services, or CMS. PPS is a method of rate setting which CMS uses to make Medicare payments for services based on a predetermined, fixed payment amount based on the classification system of service deemed to be appropriate for patients, in contrast to a traditional fee-for-service model.  CMS updates PPS rates by facility type annually.  In federal fiscal year 2012, CMS reduced aggregate Medicare PPS rates for SNFs by approximately 11.1%.  CMS has increased these rates by 1.8% in federal fiscal year 2013 and by 1.3% for federal fiscal year 2014, effective October 1, 2013.

The Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduced Medicare payments by 2% starting in March 2013.  Sequestration remains in effect and could result in reductions to our revenues from Medicare and certain other federal health programs over the next decade.  Any future reductions in Medicare payment rates could be adverse and material to our operations and to our future financial results of operations.  Furthermore, the Middle Class Tax Relief and Job

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Creation Act of 2012, which was enacted in February 2012, gradually reduces the rate for Medicare bad debt reimbursement for SNFs from 100% to 65% for beneficiaries dually-eligible for Medicare and Medicaid. This reduction is currently taking place in phases over a three-year period from federal fiscal year 2013 to federal fiscal year 2015. Because nearly 90% of SNF bad debt has historically been related to dual-eligible beneficiaries, this reimbursement reduction is having, and will continue to have, a substantial adverse effect on SNFs, including some of those we operate. The same law also reduced the Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% as of federal fiscal year 2013.

Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. In addition, certain temporary increases in federal payments to states for Medicaid programs that had been in effect since October 1, 2008 ended as of June 30, 2011. Despite these freezes and reduced payments to states, according to the 2012 Actuarial Report on the Financial Outlook for Medicaid, Medicaid enrollment is projected to increase at an average annual rate of 3.4% through 2021, due in part to the expansion in Medicaid eligibility under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, beginning in 2014. Under the ACA, the federal government would pay for 100% of a state’s expansion in the Medicaid program to groups not currently covered by Medicaid for the first three years and gradually reduce its subsidy to 90% by 2020.  As of September 30, 2013, however, more than 20 states elected not to broaden Medicaid eligibility and, instead, to forgo the federal funds that would otherwise be available for Medicaid expansion.  We expect the ending of temporary federal payments, as well as other costs and budgetary constraints for state governments, to result in continued challenging state fiscal conditions. Some state budget deficits may increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

For federal fiscal year 2013, CMS adopted a final rule that updated Medicare PPS rates for in-patient rehabilitation facilities, or IRFs, which included our rehabilitation hospitals.  The updates included an aggregate net increase of 2.1% in IRF PPS rates.  In addition, our two rehabilitation hospitals and three in-patient satellite locations were required to satisfy the so-called “60% Rule” in order to be classified as an IRF by the Medicare program. Pursuant to the 60% Rule, at least 60% of a facility’s in-patient population during each 12-month cost-reporting period must require intensive rehabilitation services for one of CMS’s 13 designated medical conditions. An IRF that fails to meet the requirements of the 60% Rule is subject to reclassification as a different type of healthcare provider, the effect of which would be to lower that IRF’s Medicare payment rates. Although we believe that our former IRFs operated in compliance with the 60% Rule during the time we operated them, the actual percentage of patients at our former IRFs who received services for a designated condition may not be as high as we believed.  Our failure to have complied, or a CMS finding of noncompliance, could result in our retroactively receiving lower Medicare rates and require us to refund prior amounts we may have received in excess of the assessed payment rate for services we previously provided at our former IRFs.

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations.  Similarly, we are unable to predict the impact on us of the insurance changes, payment changes, and healthcare delivery systems changes contained in and to be developed pursuant to the ACA or the impact the various remaining challenges and potential changes to the ACA may have on its implementation.  If the changes to be implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to patients and residents, our future financial results could be materially and adversely affected.

Debt Financings and Covenants

As of September 30, 2013, we had no outstanding borrowings under our Credit Agreement and we had $10.0 million outstanding under our Credit Facility.  On December 31, 2013, in connection with the transfer of the operations of our rehabilitation hospital business, we reduced the borrowings available under our Credit Agreement to $25.0 million because the accounts receivable generated at the two rehabilitation hospitals were no longer available as collateral.  As of September 30, 2013, we had $37.9 million aggregate principal amount of mortgage notes outstanding.  As of September 30, 2013, we believe we were in compliance with all applicable covenants under our debt agreements.  Our Credit Agreement and Credit Facility require that we deliver quarterly and annual financial statements within the time periods specified within those agreements.  The lenders under each of our Credit Agreement and Credit Facility have waived, until April 15, 2014, any default resulting from our not timely delivering our financial statements for the quarter ended September 30, 2013, and until May 15, 2014, any default arising from our not timely delivering our financial statements for the year ended December 31, 2013, as required under those credit facilities.  Our financial statements for the quarter ended September 30, 2013 were delivered to our lenders contemporaneously with the filing of this Quarterly Report.  For more information regarding our debt financings and covenants, including terms governing those debt financings and their maturities, and regarding the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

redemption of the Notes in July 2013, please see Note 7 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

We have pledged our accounts receivable and certain other assets, with a carrying value, as of September 30, 2013, of $12.7 million, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of September 30, 2013, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

We have relationships and historical and continuing transactions with our Directors, our executive officers, SNH, RMR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example:  SNH is our former parent, our largest landlord and our largest stockholder and RMR provides management services to both us and SNH; we provide management services to SNH and to D&R Yonkers LLC which is owned by SNH’s executive officers and we manage a portion of a senior living community which D&R Yonkers LLC subleases from SNH in order to accommodate certain requirements of New York healthcare licensing laws; we, RMR, SNH and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer, our Treasurer and Chief Financial Officer, and one of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management and shared services agreement.  For further information about these and other such relationships and related person transactions, please see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for the Annual Meeting of Stockholders held on May 16, 2013, or our Proxy Statement, our Current Report on Form 8-K dated September 19, 2013, and our other filings with the SEC, including Note 15 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our leases, forms of management agreements and related pooling agreements and former Bridge Loan agreement with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

We believe that our agreements with SNH, RMR, D&R Yonkers LLC and AIC are on commercially reasonable terms.  We also believe that our relationships with SNH, RMR, D&R Yonkers LLC and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Seasonality

Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, nursing home and assisted living residents are sometimes discharged to join family celebrations and relocations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home and assisted living residents which can result in our experiencing increased costs or discharges to hospitals. As a result of these factors, nursing home and assisted living operations sometimes produce greater earnings in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flow to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. — “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

Item 4.  Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2013.  During this review and evaluation and subsequent thereto, our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, identified material weaknesses, described below, in our internal control over financial reporting as of December 31, 2012.  As a result, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2013 because of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

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

•                  COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS,

•                  INCREASES IN OUR LABOR COSTS OR IN COSTS WE PAY FOR GOODS AND SERVICES,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SNH, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES,

•                  DELAYS OR NONPAYMENTS OF GOVERNMENT PAYMENTS TO US THAT COULD RESULT FROM GOVERNMENT SHUTDOWNS, PAYMENT DEFAULTS OR PAYMENT PRIORITIZATION,

•                  COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS, COSTS AND

ADMINISTRATIVE BURDENS THAT MAY REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS, AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  THE VARIOUS GOVERNMENTS WHICH PAY US FOR THE SERVICES WE PROVIDE TO OUR RESIDENTS ARE CURRENTLY EXPERIENCING, AND ARE EXPECTED TO CONTINUE TO EXPERIENCE, BUDGETARY PRESSURES AND CONSTRAINTS AND MAY LOWER THE MEDICARE, MEDICAID AND OTHER RATES THEY PAY US.  BECAUSE WE OFTEN CANNOT ETHICALLY LOWER THE QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE, MEDICAID AND OTHER RATES WE ARE PAID, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL;

•                  THIS QUARTERLY REPORT STATES OR IMPLIES THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT ARRANGEMENTS OR POOLING AGREEMENTS WITH SNH SIMILAR TO THOSE CURRENTLY IN EFFECT FOR US TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES SNH MAY ACQUIRE IN THE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE THAT SNH WILL ACQUIRE OTHER COMMUNITIES OR THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL MANAGEMENT ARRANGEMENTS OR POOLING AGREEMENTS;

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

•                  THIS QUARTERLY REPORT STATES THAT AT SEPTEMBER 30, 2013, WE HAD $19.6 MILLION OF UNRESTRICTED CASH AND CASH EQUIVALENTS AND WE HAD $10 MILLION OF BORROWINGS OUTSTANDING UNDER OUR CREDIT FACILITIES, LEAVING $174.4 MILLION OF AVAILABILITY, AND THAT WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH; ALL OF WHICH MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY.  HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY;

•                  THIS QUARTERLY REPORT STATES THAT DURING THE PAST SEVERAL YEARS, WEAK ECONOMIC CONDITIONS THROUGHOUT THE COUNTRY HAVE NEGATIVELY AFFECTED ENTITIES BOTH IN AND OUTSIDE OF OUR INDUSTRY, THAT THESE CONDITIONS HAVE RESULTED IN, AMONG OTHER THINGS, A DECREASE IN OUR COMMUNITIES’ OCCUPANCIES AND THAT IT IS UNCLEAR WHEN THESE CONDITIONS MAY MATERIALLY IMPROVE.  THESE STATEMENTS MAY IMPLY THAT OUR BUSINESS AND RESULTS OF OPERATIONS WILL IMPROVE AS THESE CONDITIONS IMPROVE BUT THERE CAN BE NO ASSURANCE THAT OUR BUSINESS AND RESULTS OF OPERATIONS WILL IMPROVE IF AND AS THESE CONDITIONS IMPROVE;

•                  OUR RESIDENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENT AND OTHER PAYERS;

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE;

•                  THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF OUR ACCOUNTS RECEIVABLE SECURING OUR $25.0 MILLION CREDIT AGREEMENT AND THE VALUE OF THE PROPERTIES SECURING OUR $150.0 MILLION CREDIT FACILITY.  ACCORDINGLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES AT ANY TIME MAY BE LESS THAN $25.0 MILLION AND $150.0 MILLION, RESPECTIVELY.  ADDITIONALLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS;

•                  ACTUAL COSTS UNDER OUR CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT FACILITIES;

•                  THIS QUARTERLY REPORT STATES THAT OUR CASH RECEIPTS RESULTING FROM THE SALE OF OUR PHARMACY BUSINESS ARE $34.3 MILLION, BEFORE TAXES AND TRANSACTION COSTS.  HOWEVER, THE PURCHASE AGREEMENT INCLUDED CUSTOMARY INDEMNIFICATION OBLIGATIONS AND REQUIRED US TO ESCROW A PORTION OF THE PURCHASE PRICE AT CLOSING IN CONNECTION WITH THE INDEMNIFICATION OBLIGATIONS.  IF WE ARE REQUIRED TO PAY AMOUNTS (INCLUDING WITH ESCROWED PROCEEDS) TO SATISFY INDEMNIFICATION OBLIGATIONS IN THE FUTURE, THE ACTUAL CASH RECEIPTS WE MAY REALIZE FROM THIS SALE, AND ANY CORRESPONDING CAPITAL GAIN, MAY BE REDUCED;

•                  THIS QUARTERLY REPORT STATES THAT WE AND SNH HAVE DECIDED TO OFFER FOR SALE CERTAIN SENIOR LIVING COMMUNITIES THAT WE LEASE FROM SNH, WHICH HAVE NOT YET BEEN SOLD, AND THAT WE HAVE DECIDED TO OFFER FOR SALE ONE COMMUNITY WHICH WE OWN.  WE AND SNH MAY BE UNABLE TO SELL ANY OF THOSE COMMUNITIES WE LEASE FROM SNH, AND WE MAY BE UNABLE TO SELL THE ONE COMMUNITY WE OWN, ON ACCEPTABLE TERMS.  ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT THESE COMMUNITIES WILL BE SOLD OR WHAT THE TERMS OR TIMING OF ANY SALE WOULD BE; AND

•                  THIS QUARTERLY REPORT STATES OUR BELIEF THAT OUR CONTINUING RELATIONSHIPS WITH SNH, RMR AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION, REGULATIONS OR RULE MAKING AFFECTING OUR BUSINESS, CHANGES IN OUR REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT OR IN OUR FILINGS WITH THE SEC INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Part II.  Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our Annual Report, and below.  The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could decline and the trading price of our equity securities could decline.  Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

We and our independent registered public accounting firm have determined that we have material weaknesses in our internal control over financial reporting because we did not maintain adequate and effective internal control over our accounting for income taxes, we lacked sufficient personnel with requisite technical accounting competencies and we had an insufficient level of oversight in the financial statement close process.  Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations and the value of our common shares.

As a result of certain errors identified in our consolidated financial statements for the years ended December 31, 2011 and 2012 contained within our Annual Report 2013, we and our independent registered public accounting firm reassessed the effectiveness of our internal control over financial reporting and determined that we had material weaknesses because we did not maintain adequate and effective internal control over accounting for income taxes, we lacked sufficient personnel with requisite technical accounting competencies and we had an insufficient level of oversight in the financial statement close process.  As a result, we concluded that our internal control over financial reporting was ineffective as of December 31, 2012.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.  We are developing our remediation plan for the material weaknesses described above, which, at a minimum, will include enhancing internal control around the accounting for income taxes to include additional layers of review by qualified persons, whether sourced internally or externally, and recruiting additional experienced personnel for certain accounting roles.  We have begun to implement the remediation plan while we continue to develop it. Successful remediation of the material weaknesses described above will require review and evidence of the effectiveness of the related internal control processes as part of our periodic assessments of our internal controls over financial reporting.  As we continue to evaluate and work to enhance our internal control over financial reporting, we may determine that additional measures should be taken to address the material weaknesses described above or other control deficiencies, or that we should modify the remediation plan.  We expect that the remediation of the material weaknesses described above will be completed before December 31, 2014

If we fail to remediate these material weaknesses or to design, implement and maintain new or improved controls and procedures designed to prevent additional material weaknesses, or if our management or our independent registered public accounting firm were to conclude in their future reports that our internal control over financial reporting was not effective, our ability to meet our periodic reporting obligations may be adversely affected, and may result in additional errors and material misstatements not detected by management in our financial statements.  Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting.  Any such failure could also cause investors to lose confidence in our reported financial information and could therefore adversely affect our business, results of operations and the value of our common shares.

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

10.1

Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Filed herewith.)

10.2

Partial Termination of and Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of January 22, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Filed herewith.)

10.3

Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 19, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2013.)

10.4

Representative form of Accession Agreement, dated as of November 1, 2012, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 2, dated as of October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)

10.5	Form of Restricted Share Agreement. (Filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

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