Form 10-K
period 2013-12-31
FIVE STAR QUALITY CARE INC
filed 2014-09-17
CIK 1159281

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of common stock, $.01 par value, or common shares, of the registrant held by non-affiliates was $240.4 million based on the $5.61 closing price per common share on the New York Stock Exchange on June 28, 2013. For purposes of this calculation, an aggregate of 1,185,361.1 common shares held directly by, or by affiliates of, the directors and the officers of the registrant, plus 4,235,000 common shares held by Senior Housing Properties Trust, have been included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of September 8, 2014: 48,613,442.

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

  •
  OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

  •
  OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY, TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES AND TO SELL PROPERTIES WE OFFER FOR SALE,

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES,

  •
  THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, AS AMENDED BY THE HEALTHCARE AND EDUCATION RECONCILIATION ACT, OR COLLECTIVELY, THE ACA, AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  CHANGES IN MEDICARE AND MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE IMPACT OF THE ACA AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED RATES OF PAYMENT TO US,

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,

  •
  COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,

i

  •
  INCREASES IN INSURANCE AND TORT LIABILITY COSTS,

  •
  INCREASES IN OUR LABOR COSTS OR IN COSTS WE PAY FOR GOODS AND SERVICES,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SENIOR HOUSING PROPERTIES TRUST OR ITS SUBSIDIARIES, OR SNH, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES,

  •
  DELAYS OR NONPAYMENTS OF GOVERNMENT PAYMENTS TO US THAT COULD RESULT FROM GOVERNMENT SHUTDOWNS, PAYMENT DEFAULTS OR PAYMENT DELAYS,

  •
  COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS, COSTS AND ADMINISTRATIVE BURDENS THAT MAY REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS, AND

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

        FOR EXAMPLE:

  •
  THE VARIOUS GOVERNMENTS WHICH PAY US FOR THE SERVICES WE PROVIDE TO OUR RESIDENTS ARE CURRENTLY EXPERIENCING BUDGETARY CONSTRAINTS AND MAY LOWER THE MEDICARE, MEDICAID AND OTHER RATES THEY PAY US. BECAUSE WE OFTEN CANNOT ETHICALLY LOWER THE QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE, MEDICAID AND OTHER RATES WE ARE PAID, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES OR IMPLIES THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT ARRANGEMENTS OR POOLING AGREEMENTS WITH SNH SIMILAR TO THOSE CURRENTLY IN EFFECT FOR US TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES SNH MAY OWN OR ACQUIRE. HOWEVER, THERE CAN BE NO ASSURANCE THAT SNH WILL ACQUIRE OTHER COMMUNITIES OR THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL MANAGEMENT ARRANGEMENTS OR POOLING AGREEMENTS,

  •
  OUR ABILITY TO OPERATE AND MANAGE NEW SENIOR LIVING COMMUNITIES PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW COMMUNITIES INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE DEMAND FOR OUR SERVICES ARISING FROM ECONOMIC CONDITIONS GENERALLY AND COMPETITION FROM OTHER PROVIDERS OF SENIOR LIVING SERVICES. WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW COMMUNITIES OR OPERATE AND MANAGE NEW COMMUNITIES PROFITABLY,

  •
  OUR BELIEF THAT THE AGING OF THE U.S. POPULATION WILL INCREASE DEMAND FOR SENIOR LIVING COMMUNITIES MAY NOT BE REALIZED OR MAY NOT RESULT IN INCREASED DEMAND FOR OUR SERVICES,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT AT DECEMBER 31, 2013, WE HAD $23.6 MILLION OF CASH AND CASH EQUIVALENTS AND $35.0 MILLION OF BORROWINGS OUTSTANDING UNDER OUR CREDIT FACILITIES, LEAVING $139.4 MILLION OF AVAILABILITY, AND THAT WE HAVE IN THE PAST SOLD

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

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT SPECIAL COMMITTEES OF EACH OF OUR BOARD OF DIRECTORS AND SNH'S BOARD OF TRUSTEES COMPOSED SOLELY OF OUR INDEPENDENT DIRECTORS AND SNH'S INDEPENDENT TRUSTEES WHO ARE NOT ALSO DIRECTORS OR TRUSTEES OF THE OTHER PARTY AND WHO WERE REPRESENTED BY SEPARATE COUNSEL REVIEWED AND APPROVED THE TERMS OF THE MANAGEMENT AGREEMENTS AND POOLING AGREEMENTS BETWEEN US AND SNH AND THAT A SPECIAL COMMITTEE OF OUR BOARD OF DIRECTORS COMPOSED SOLELY OF OUR INDEPENDENT DIRECTORS NEGOTIATED AND APPROVED THE TERMS OF OUR HEADQUARTERS LEASE WITH RMR. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THE TERMS OF THE AGREEMENTS ARE AS FAVORABLE TO US AS TERMS WE COULD OBTAIN FROM UNRELATED THIRD PARTIES. HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE AGREEMENTS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, SNH AND RMR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING EVEN MERITLESS CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT DURING THE PAST SEVERAL YEARS, WEAK ECONOMIC CONDITIONS THROUGHOUT THE COUNTRY HAVE NEGATIVELY AFFECTED MANY ENTITIES BOTH IN AND OUTSIDE OF OUR INDUSTRY, THAT THESE CONDITIONS HAVE RESULTED IN, AMONG OTHER THINGS, A DECREASE IN OUR COMMUNITIES' OCCUPANCY, AND THAT ALTHOUGH THE ECONOMY MODESTLY IMPROVED IN 2013, IT IS UNCLEAR WHETHER THAT IMPROVEMENT WILL CONTINUE OR BE SUSTAINED, IN LIGHT OF THE MODEST, VARIABLE AND UNSTEADY ECONOMIC IMPROVEMENTS EXPERIENCED SINCE THE END OF THE RECENT U.S. ECONOMIC RECESSION. THESE STATEMENTS MAY IMPLY THAT OUR BUSINESS AND RESULTS OF OPERATIONS WILL IMPROVE AS GENERAL ECONOMIC CONDITIONS IMPROVE BUT THERE CAN BE NO ASSURANCE THAT OUR BUSINESS AND RESULTS OF OPERATIONS WILL IMPROVE IF AND AS GENERAL ECONOMIC CONDITIONS IMPROVE,

  •
  RESIDENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENT AND OTHER PAYERS,

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

  •
  ACTUAL COSTS UNDER OUR CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT FACILITIES,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT OUR LENDERS HAVE WAIVED, UNTIL OCTOBER 15, 2014, NOVEMBER 15, 2014 AND DECEMBER 15, 2014, RESPECTIVELY, ANY DEFAULT UNDER OUR CREDIT FACILITIES RESULTING FROM OUR NOT TIMELY DELIVERING OUR FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 2014, THE QUARTER ENDED JUNE 30, 2014 AND THE QUARTER ENDED SEPTEMBER 30, 2014, AS REQUIRED UNDER THESE CREDIT FACILITIES. THIS MAY IMPLY THAT WE WILL BE ABLE TO DELIVER THOSE FINANCIAL STATEMENTS BY THOSE DATES. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO DELIVER THOSE FINANCIAL STATEMENTS BY THOSE DATES OR THAT THE LENDERS WOULD GRANT US ANY FURTHER WAIVER OF ANY DEFAULT BEYOND OCTOBER 15, 2014, NOVEMBER 15, 2014 AND DECEMBER 15, 2014, AS APPLICABLE, IF WE ARE UNABLE TO DELIVER THOSE FINANCIAL STATEMENTS BY THOSE DATES,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE AND SNH HAVE DECIDED TO OFFER FOR SALE CERTAIN SENIOR LIVING COMMUNITIES THAT WE LEASE FROM SNH, WHICH HAVE NOT YET BEEN SOLD, AND THAT WE HAVE DECIDED TO OFFER FOR SALE ONE COMMUNITY WHICH WE OWN. SNH MAY BE UNABLE TO SELL ANY OF THOSE COMMUNITIES WE LEASE FROM SNH, AND WE MAY BE UNABLE TO SELL THE ONE COMMUNITY WE OWN, ON ACCEPTABLE TERMS. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT THESE COMMUNITIES WILL BE SOLD OR WHAT THE TERMS OR TIMING OF ANY SALE WOULD BE, AND

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH SNH, RMR AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION, REGULATIONS OR RULE MAKING AFFECTING OUR BUSINESS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

v

FIVE STAR QUALITY CARE, INC.

2013 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

GENERAL

        We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2013, we operated 255 senior living communities located in 31 states containing 30,023 living units, including 224 primarily independent and assisted living communities with 27,201 living units and 31 SNFs with 2,822 living units. As of December 31, 2013, we owned and operated 30 communities (2,946 living units), we leased and operated 181 communities (20,026 living units) and we managed 44 communities (7,051 living units). Our 255 senior living communities included 10,368 independent living apartments, 14,399 assisted living suites and 5,256 skilled nursing units. The foregoing numbers exclude, as of December 31, 2013: (i) 48 living units of an assisted living community that has been temporarily closed for a major renovation; (ii) one assisted living community with 32 living units that we own which is being offered for sale and is classified as a discontinued operation; and (iii) six SNFs and four assisted living communities with a total of 712 living units that are leased by us from SNH that are being offered for sale and are classified as discontinued operations.

        As of December 31, 2013, we and SNH completed the sale of the real estate and transfer of operations at two rehabilitation hospitals with 321 beds and 13 out-patient clinics affiliated with those rehabilitation hospitals to unrelated third parties. We previously leased the rehabilitation hospitals from SNH and the out-patient clinics from others. In accordance with generally accepted accounting principles, or GAAP, we have classified our historical rehabilitation hospital business as discontinued operations.

        We were created by SNH in April 2000 to operate 54 SNFs and two assisted living communities repossessed from former SNH tenants. As of December 31, 2013, we leased from SNH 187 senior living communities (including six SNFs and four assisted living communities we have classified as discontinued operations) pursuant to four long term leases. For more information about our leases with SNH see "Our SNH Leases and Management Agreements" in Item 2 of this Annual Report on Form 10-K. We were incorporated in Delaware in April 2000 and reincorporated in Maryland in September 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding shares of common stock, $.01 par value, or our common shares, to its shareholders and we became a separate, publicly owned company listed on the American Stock Exchange (now the NYSE MKT). In February 2011, we transferred the listing of our common shares to the New York Stock Exchange, or the NYSE.

        Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

TYPES OF PROPERTIES

        Our present business plan contemplates the ownership, leasing and management of independent living communities, assisted living communities and SNFs. Some of our properties combine more than one type of service in a single building or campus.

        Independent Living Communities.    Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly maid service or services of a social director. Additional services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the community are dedicated to assisted living or nursing services. As of December 31, 2013, our continuing operations included 10,368 independent living apartments in 86 communities.

        Assisted Living Communities.    Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community as requested or at regularly scheduled times. As of December 31, 2013, our continuing operations included 14,399 assisted living suites in 199 communities.

        Skilled Nursing Facilities.    SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF generally includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2013, our continuing operations included 5,256 skilled nursing units in 72 communities.

OUR RECENT HISTORY

Senior Living

        We have grown our business through acquisitions, through initiation of long term leases of independent and assisted living communities where residents' private resources account for a large majority of revenues and, beginning in 2011, through entering into long term contracts to manage independent and assisted living communities. In 2013 we began managing five additional communities containing 373 living units pursuant to long term contracts with SNH, bringing the total number of managed communities to 44 as of December 31, 2013.

Sale of Institutional Pharmacy Business

        We previously operated five institutional pharmacies providing large quantities of drugs at locations where patients with recurring pharmacy requirements are concentrated. In September 2012, we sold our pharmacy business to Omnicare, Inc., or Omnicare. We received $34.3 million in sale proceeds from Omnicare, including $3.8 million in working capital and excluding transaction costs and taxes. We recorded a pre-tax capital gain on the sale of the pharmacy business of $23.3 million. In connection with the sale of our pharmacy business, Omnicare did not acquire the real estate we own associated with one pharmacy located in South Carolina. In July 2014, we sold this real estate for a sales price of $205,000. We recorded an asset impairment charge of $57,000 during the fourth quarter of 2013 to reduce the carrying value of this real estate to its estimated fair value, less costs to sell.

Sale and Transfer of Operations at Rehabilitation Hospitals and Clinics

        As of December 31, 2013, we and SNH completed the sale of the real estate and the transfer of operations at two rehabilitation hospitals and 13 out-patient clinics affiliated with those rehabilitation hospitals to unrelated third parties. We previously leased the rehabilitation hospitals from SNH and the out-patient clinics from others. As a result of this transaction, SNH received proceeds of approximately $90.0 million for the sale of the real estate associated with the rehabilitation hospitals, we retained certain net assets of approximately $9.6 million and our annual rent payable to SNH and others decreased by approximately $11.5 million. In 2013, we recorded losses of $2.2 million relating to closing costs and legal fees associated with this transaction and we incurred $2.6 million of non-cash asset impairment charges to reduce the fixed assets we owned which are related to the rehabilitation hospitals to their estimated fair market values.

Debt Repayments

        In October 2006, we issued $126.5 million principal amount of Convertible Senior Notes due 2026, or the Notes. Our net proceeds from this issuance were approximately $122.6 million. The Notes bore interest at a rate of 3.75% per annum and were convertible into our common shares at any time. The conversion rate, which was subject to adjustment, was 76.9231 common shares per $1,000 principal amount of the Notes, which represented a conversion price of $13.00 per share. The Notes were guaranteed by certain of our wholly owned subsidiaries. The Notes were scheduled to mature on October 15, 2026. We were permitted to prepay the Notes at any time and the holders were permitted to require us to purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest. We have periodically repurchased Notes in open market transactions or in privately negotiated transactions, and, on July 8, 2013, we redeemed all of the $24.9 million principal amount of the Notes then outstanding at a redemption price equal to the principal amount, plus accrued and unpaid interest. We recorded a loss on early extinguishment of debt, net of unamortized issuance costs, of $599,000 in the third quarter of 2013. As of December 31, 2013 and 2012, we had $0 and $24.9 million, respectively, principal amount of the Notes outstanding, which were classified as current liabilities in our December 31, 2012 consolidated balance sheet.

Discontinued Operations

        Under our leases with SNH, we may request SNH to sell certain noneconomic properties that we lease pursuant to those leases, which if sold, would reduce our rent payable to SNH, as determined pursuant to the applicable leases. For more information about our leases with SNH, see "Our SNH Leases and Management Agreements" in Item 2 of this Annual Report on Form 10-K. During 2011, we agreed with SNH that SNH should sell one assisted living community located in Pennsylvania with 103 living units, which we lease from SNH. We and SNH are in the process of offering this assisted living community for sale and, if sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease.

        In 2011, we decided to offer for sale two SNFs we owned located in Michigan with a total of 271 living units. In April 2013, we sold these two SNFs for an aggregate sales price of $8.0 million, which included as part of the sales price the prepayment by the buyer of the then outstanding $7.5 million of United States Department of Housing and Urban Development, or HUD, guaranteed mortgage debt that encumbered these SNFs.

        In June 2013, we agreed with SNH that SNH would offer for sale 10 senior living communities we lease from SNH with 721 living units. Seven of these 10 communities with 578 living units are SNFs and three of these 10 communities with 143 living units are assisted living communities. In August 2013, SNH sold one of these communities, a SNF with 112 living units, for a sales price of $2.6 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $255,000, or 10% of the net proceeds of the sale to SNH, in accordance with the terms of the applicable lease. In January 2014, SNH sold another one of these communities, an assisted living community with 48 living units, for a sales price of $2.4 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $210,000, or 8.75% of the net proceeds of the sale to SNH, in accordance with the terms of the applicable lease. In June 2014, SNH sold two of these communities, both of which are SNFs, with a combined total of 155 living units, for a sales price of $4.5 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $450,000, or 10% of the net proceeds of the sale to SNH, in accordance with the terms of the applicable lease. We and SNH are in the process of offering the other six communities for sale, and if sold, our annual minimum rent payable to SNH will decrease in accordance with the terms of our applicable leases.

        Also in June 2013, we decided to offer for sale one assisted living community we own with 32 living units. We are in the process of offering this assisted living community for sale.

        We can provide no assurance that we or SNH will be able to sell any of these discontinued operations which are being offered for sale or what the terms or timing of any sales may be.

OUR GROWTH STRATEGY

        We believe that the aging of the U.S. population will increase demand for senior living communities. Our principal growth strategy is to profit from this anticipated demand by operating communities that provide high quality services to residents who pay with private resources.

        We seek to improve the profitability of our existing operations by increasing our revenues and improving our operating margins. We attempt to increase revenues by increasing rates and occupancies. We attempt to improve margins by limiting increases in expenses and otherwise improving operating efficiencies. For example, during the recent economic recession experienced in the United States, the senior living industry generally experienced declining occupancies as a result of this slowdown in the U.S. economy. During this same period, we improved our operating margins and profitability by increasing rates and limiting increases in our expenses. As the U.S. economy and the housing market gradually improve, we expect that our occupancies may increase and our profitability may grow; however, the condition of the U.S. economy and the housing market are beyond our control and may not improve. Further, the reductions in government payments for our services, such as the reductions we experienced during 2013 as a result of the sequestration rate cuts, negatively impacted our results of operations and may continue to do so. For more information about government payments for our services, see "Government Regulation and Reimbursement."

        In addition to managing our existing operations, we currently intend to continue to grow our business by adding to our operations primarily independent and assisted living communities where residents' private resources account for a large majority of revenues. We expect some of these increases may be achieved by our entering leases or management agreements and some may be achieved by our purchasing communities. Since we became a public company in late 2001, we have acquired or have begun to lease 180 primarily independent and assisted living communities that are included in our continuing operations as of December 31, 2013, which realized approximately 87% of their revenues from residents' private resources, rather than from Medicare and Medicaid in the year ended December 31, 2013. Historically, we have principally expanded our operations by entering operating leases. Recently, we have started to expand our operations by acquiring senior living communities for our own account and entering agreements to manage senior living communities which are owned by SNH. In the future, we expect to continue to grow our business by adding communities that we either own, lease or manage.

OPERATING STRUCTURE

        We have four operating divisions. Three of our divisions are each responsible for multiple geographic regions with respect to our senior living communities that consist of independent, assisted living and skilled nursing units. One of our divisions is responsible for our rehabilitation and wellness inpatient and outpatient clinics which are associated with our senior living communities. Each division is headed by a divisional vice president with extensive experience in the senior living industry. We have several regional offices within our divisions. Each regional office is responsible for multiple communities and is headed by a regional director of operations with extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist. Regional staff are responsible for all of our senior living community operations within a geographic region, including:

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

        As described in this Annual Report on Form 10-K, we have a business management and shared services agreement, or the business management agreement, with RMR, pursuant to which RMR provides to us certain business management, administrative and information system services, including internal audit, capital markets, legal, investor relations and tax services, among other matters.

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

EMPLOYEES

        As of September 8, 2014, we had approximately 25,100 employees, including approximately 15,500 full time equivalents. We believe our relations with our employees are good.

GOVERNMENT REGULATION AND REIMBURSEMENT

        The healthcare industry is subject to extensive and frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, quality of medical care, physical facility requirements, government healthcare program participation, fraud and abuse, payments for patient services and patient records.

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

        The healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is affected by the budgetary policies of both the federal and state governments. Reimbursements under the Medicare and Medicaid programs for skilled nursing, physical therapy and rehabilitation services provided operating revenues at our rehabilitation hospitals and affiliated clinics (the operations of which we transferred to third parties during the fourth quarter of 2013 in connection with SNH's sale of those rehabilitation hospitals), and provided operating revenues at our outpatient clinics and some of our senior living communities (principally our SNFs). We derived approximately 23%, 24% and 26% of our consolidated revenues from continuing operations from Medicare and Medicaid programs for each of the years ended December 31, 2013, 2012 and 2011, respectively. We derived approximately 68%, 70% and 68% of our rehabilitation hospital revenues from Medicare and Medicaid programs for each of the years ended December 31, 2013, 2012 and 2011, respectively.

        In addition to existing government regulation, we are aware of numerous healthcare regulatory initiatives on the federal, state and local levels, which may affect our business operations if implemented.

        Independent Living Communities.    Government benefits are not generally available for services at independent living communities, and residents in those communities use private resources to pay for their living units and the services they receive. The rates in these communities are determined by local market conditions and operating costs. However, a number of federal Supplemental Security Income program benefits pay housing costs for elderly or disabled recipients to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of Supplemental Security Income recipients reside or are likely to reside. Categories of living arrangements that may be subject to these state standards include independent living communities and assisted living communities. Because independent living communities usually offer common dining facilities, in many jurisdictions they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In addition, in many states, state or county health departments, social service agencies or offices on aging have jurisdiction over group residential communities for seniors and license independent living communities. To the extent that independent living communities include units to which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations. If the communities receive Medicaid or Medicare funds, they are subject to certification standards and conditions of participation. In some states, insurance or consumer protection agencies regulate independent living communities in which residents pay entrance fees or prepay for services.

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

        As a result of the large number of states using Medicaid funds to purchase services at assisted living communities and the growth of assisted living in recent years, states have adopted licensing standards applicable to assisted living communities. According to the National Center for Assisted Living, all states regulate assisted living and residential care communities, although states do not use a uniform approach. Most state licensing standards apply to assisted living communities regardless of whether they accept Medicaid funding. Also, a few states require certificates of need from state health planning authorities before new assisted living communities may be developed. Based on our analysis of recent economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid or other public payments for a majority of their revenues may decline in value because Medicaid and other public rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt certificate of need requirements or other limitations on the development of new assisted living communities may increase in value because those limitations may help ensure higher non-governmental rates.

        HHS, the Senate Special Committee on Aging, and the Government Accountability Office, or the GAO, have studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to SNFs. Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living facilities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the Deficit Reduction Act of 2005, or the DRA, the ACA (as defined and described below) and other authorities, through the use of several programs. One such program, the Community First Choice, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. California implemented the CFC Option in fiscal year 2012 followed by Oregon in 2013 and Maryland in 2014. At least five other states have reported that they are considering implementing it in 2014. We are unable to predict the effect of the implementation of the CFC Option and other similar programs, but their impact may be adverse and material to our operations and our future financial results of operations.

        Skilled Nursing Facilities—Reimbursement.    A majority of all nursing home revenues in the United States comes from publicly funded programs. According to CMS, Medicaid is the largest source of public funding for nursing homes, followed by Medicare. In 2012, approximately 31% of nursing care facility and continuing care retirement community revenues came from Medicaid and 23% from

Medicare. SNFs are highly regulated businesses. The federal and state governments regularly monitor the quality of care provided at SNFs. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. Under the Medicare prospective payment system, or the PPS, for SNFs, capital costs are part of the prospective rate and are not community specific. The PPS and other recent legislative and regulatory actions with respect to state Medicaid rates limit the reimbursement levels for some nursing home services. At the same time, federal and state enforcement has increased oversight of SNFs, making licensing and certification of these communities more rigorous.

        CMS implemented the PPS for SNFs pursuant to the Balanced Budget Act of 1997, or the BBA. Under the PPS, SNFs receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. The PPS requires SNFs to assign each resident to a care group depending on that resident's medical characteristics and service needs. These care groups are known as Resource Utilization Groups, or RUGs, and CMS establishes a per diem payment rate for each RUG. CMS currently uses the RUG-IV case mix classification system and a resident assessment instrument called the Minimum Data Set 3.0, which SNFs must use to collect clinical data to assign residents to RUG-IV reimbursement categories. Medicare PPS payments cover substantially all services provided to Medicare residents in SNFs, including ancillary services such as rehabilitation therapies.

        CMS updates PPS payment rates each year by a market basket update to account for inflation and periodically implements changes to the RUG categories and payment rates.

        In 2011, CMS adopted a final rule designed to recalibrate Medicare PPS rates for SNFs, which resulted in a reduction in aggregate Medicare payment rates for SNFs of approximately 11.1%, or $3.87 billion, in federal fiscal year 2012.

        For federal fiscal year 2013, CMS adopted a final rule updating Medicare PPS rates for SNFs which resulted in an increase in aggregate Medicare payment rates of approximately 1.8%. CMS estimated this update resulted in an overall increase of $670 million in Medicare payments to SNFs in federal fiscal year 2013 as compared to federal fiscal year 2012. On October 1, 2013, CMS adopted a final rule updating Medicare payments to SNFs for federal fiscal year 2014, which CMS estimates will increase payments to SNFs by an aggregate of 1.3%, or approximately $470 million, compared to federal fiscal year 2013. On July 31, 2014, CMS released its final rule for the Medicare prospective payment system for SNFs for federal fiscal year 2015 to be effective on October 1, 2014. As part of this rule, CMS will apply a net increase of 2.0% to Medicare payment rates for SNFs, which takes into account a 2.5% increase for inflation reduced by a 0.5% productivity adjustment and will result in an aggregate increase of approximately $750 million in payments to SNFs from federal fiscal year 2014. Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2011 discussed above, however, Medicare payment rates will be lower for federal fiscal year 2015 than they were in federal fiscal year 2011.

        The Middle Class Tax Relief and Job Creation Act of 2012, enacted in February 2012, incrementally reduces the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt is related to dual-eligible beneficiaries, this rule has a substantial negative effect on SNFs. The Middle Class Tax Relief and Job Creation Act of 2012 also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013 and going forward.

        In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by up to 2% through 2023. In February 2014, Congress approved an additional one year extension of Medicare sequestration, through 2024. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. The automatic 2% payment cuts took effect on April 1, 2013, and had an adverse effect on our operations and financial results during 2013. We are unable to predict the future financial impact on us of those automatic payment cuts; however, they may continue to have similar or worse impacts in the future.

        The federal government is seeking to slow the growth of Medicare and Medicaid payments for nursing home services by several methods. In 2006, the government implemented limits on Medicare payments for outpatient therapies and then, pursuant to the DRA, created an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 31, 2015, further postponing the implementation of firm limits on Medicare payments for outpatient therapies. PAMA also extended the 0.5% increase to the Medicare Physician Fee Schedule, or MPFS, rates through December 31, 2014 and provided no increase in the MPFS rates, to which our Medicare outpatient therapy rates are tied, in the period between January 1, 2015 and March 31, 2015. Unless further delayed, the MPFS rates are scheduled to be reduced by up to 24% effective April 1, 2015. Additionally, PAMA established a SNF value-based purchasing program. Under this program, HHS will assess SNFs based on hospital readmissions measures and make these assessments available to the public no later than October 1, 2017. Beginning in federal fiscal year 2019, SNFs will face a 2% withholding of SNF payments and will receive incentive payments based on the higher of their performance or improvement on certain hospital readmission measures. The collective amount of incentive payments to all SNFs are anticipated to be between 50% and 70% of the total payment amounts withheld. We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates, and the federal payments to states for Medicaid programs. In addition, the DRA increased the "look-back" period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and placing added burdens on SNFs to collect charges directly from residents and their transferees.

        The DRA also established the five year Money Follows the Person demonstration project in 2007 to award competitive grants to 30 states to provide home and community based long term care services to qualified individuals relocated from SNFs, and to increase federal medical assistance for each qualifying beneficiary for a limited time period. The ACA expanded eligibility for this program and extended this program for an additional five years through 2016. According to an April 25, 2014 Henry J. Kaiser Family Foundation report, as of August 2013, 41 states and the District of Columbia had active Money Follows the Person programs, two states were in the planning stages, and one state had an inactive program. The DRA also established the Post Acute Care Payment Reform demonstration project under which CMS compared and assessed patient care needs, costs and outcomes of services at different post acute care sites over three years. In January 2012 CMS issued a report to Congress regarding the project stating that CMS successfully used a new uniform patient assessment tool to measure patient acuity in acute care hospitals and post acute settings, providing the basis for the potential development of new standardized information reporting requirements and more uniform post acute case mix payment systems. States are also permitted to include home and community based services as optional services under their Medicaid state plans or through Medicaid waiver programs, and states opting to do so may establish more stringent needs based criteria for nursing home services than for home and community based services. The ACA expands the services that states may provide and limits their ability to set caps on enrollment, waiting lists or geographic limitations on home and community based services.

        Skilled Nursing Facilities—Survey and Enforcement.    Over 25 years ago, Congress enacted major reforms to federal and state regulatory systems for SNFs that participate in the Medicare and Medicaid programs, under the Omnibus Reconciliation Act of 1987. Since then, the GAO has reported that, although much progress has been made, substantial problems remain in the effectiveness of federal and state regulatory activities. The HHS Office of Inspector General, or OIG, has issued several reports concerning quality of care in SNFs, and the GAO has issued several reports recommending that CMS and states strengthen their compliance and enforcement practices, including federal oversight of state actions and to ensure that SNFs provide adequate care and states act more consistently.

        The Senate Special Committee on Aging and other congressional committees have also held hearings on these issues. As a result, CMS has undertaken several initiatives to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities. CMS has been taking steps to identify communities with, and focus enforcement efforts on, SNFs and chains of SNF operators with findings of substandard care or repeat violations of Medicare and Medicaid standards. CMS has increased its oversight of state survey agencies and has improved the process by which data is captured from these surveys. As an added measure of improving patient care, the ACA provides for the funding of a state background check system for job applicants to long term care providers who will have direct access to clients and patients. CMS has begun the administration of this program, to which approximately half of the states have already applied.

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

        Inpatient Rehabilitation Facility Regulation and Rate Setting.    We transferred our operations at our inpatient rehabilitation facilities, or IRFs, and affiliated clinics in the fourth quarter of 2013 to third parties in connection with SNH's sale of those IRFs. Our IRFs were subject to federal, state and local regulation that affected their business activities and determined the rates they received for services. CMS certified these facilities to participate in the Medicare program, and these facilities received a significant portion of their revenues from that program.

        CMS establishes standards that facilities must meet in order to be classified as IRFs under the Medicare program. One such standard is known as the "60% Rule." As amended by the Medicare, Medicaid and the SCHIP Extension Act of 2007, the 60% Rule provides that, to be considered an IRF and receive reimbursement under the IRF PPS, at least 60% of a facility's total inpatient population must receive the facility's services for treatment of at least one of 13 designated medical conditions. To comply with the 60% Rule and maintain revenue levels, many IRFs have reduced the number of non-qualifying patients treated and replaced them with qualifying patients, established other sources of revenues or both. We believe that our IRFs were operated in compliance with the 60% Rule during the period in which we operated them; however, we can provide no assurance that CMS will not make a determination that we were non-compliant during this period.

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

        CMS updates IRF Medicare payment rates each year. For federal fiscal year 2012, CMS adopted a final rule updating IRF Medicare payments, which CMS estimated would result in an aggregate net increase of 2.2% in IRF Medicare payments compared to the prior federal fiscal year. For federal fiscal year 2013, CMS adopted a final rule that updated IRF Medicare payments effective October 1, 2012, which resulted in a 2.1% increase in aggregate IRF PPS payments. Effective October 1, 2013, CMS updated IRF Medicare payment rates for federal fiscal year 2014, which CMS estimates will increase aggregate IRF PPS payments by 2.3% compared to the prior federal fiscal year. Medicare revenues realized at our IRFs in the years ended December 31, 2012 and 2013 were approximately $71.1 million and $71.3 million, respectively. As previously noted, in the fourth quarter of 2013, we transferred our operations at our IRFs and affiliated clinics to third parties in connection with SNH's sale of those IRFs.

        Certificates of Need.    As a mechanism to prevent overbuilding and subsequent healthcare price inflation, most states limit the number of SNFs and hospitals by requiring developers to obtain certificates of need before new facilities may be built or additional beds may be added to existing facilities. A few states also limit the number of assisted living facilities by requiring certificates of need. In addition, some states (such as California and Texas) that have eliminated certificate of need laws have retained other means of limiting new development, including moratoria, licensing laws or limitations upon participation in the state Medicaid program. These governmental requirements limit expansion, which we believe may make existing SNFs more valuable by limiting competition.

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

        The ACA automatically reduced the Medicare IRF PPS annual market basket adjustments by 0.25% for federal fiscal years 2010 (for discharges on and after April 1, 2010) and 2011, 0.1% for federal fiscal years 2012 and 2013, and 0.3% for federal fiscal year 2014. As previously noted, in the fourth quarter of 2013, we transferred our operations at our IRFs and affiliated clinics to third parties in connection with SNH's sale of those IRFs. Beginning in federal fiscal year 2012, the ACA also reduced both the SNF PPS and IRF PPS annual adjustments for inflation by a productivity adjustment based on national economic productivity statistics. We are unable to predict the impact of these reductions on Medicare rates for SNFs, but their impact may be adverse and material to our operations and our future financial results of operations.

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

        In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty level. In upholding the Medicaid expansion, the Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with Medicaid expansion, instead allowing the Secretary only to deny new expansion funding. Under the ACA, the federal government will pay for 100% of a state's Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years. As of August 28, 2014, 21 states have elected not to broaden Medicaid eligibility under the ACA at this time, and two remain undecided; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs on us.

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

        In addition, other aspects of the ACA that affect employers generally, including the employer shared responsibility provisions that the IRS will begin enforcing on January 1, 2015, may have an impact on the design and cost of the health coverage that we offer to our employees. Due to the scope and complexity of the provisions of the ACA that apply to employers and employer group health plans, it is difficult to predict the overall impact of the ACA on our employee benefit plans and our cost of doing business over the coming years. We will continue to analyze how to provide our employees with cost-effective coverage, taking into account the various requirements of the ACA and the impact of any changes on our ability to attract and retain employees. For information on some recent changes that we have made to the health insurance coverage we offer employees in response to the rising cost of health insurance generally, please see the information contained below under the caption "Insurance" in this Business section of this Annual Report on Form 10-K.

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

        Governmental authorities are devoting increasing attention and resources to the prevention, detection, and prosecution of healthcare fraud and abuse. The HHS OIG has guidelines for SNFs and IRFs intended to assist them in developing voluntary compliance programs to prevent fraud and abuse; these guidelines recommend that CMS identify SNFs that are billing for higher paying RUGs and more closely monitor compliance with patient therapy assessments as methods of fraud prevention. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice's, or the DOJ's, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, OIG, DOJ and the states. In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan.

        Our facilities must comply with laws designed to protect the confidentiality and security of individually identifiable patient information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, our facilities that are "covered entities" within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and security rules for electronic PHI. HIPAA and the HITECH Act are intended to ensure patient privacy and the efficiency of healthcare claims and payment transactions. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of $1.5 million per calendar year. On January 17, 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect on March 26, 2013 and required compliance with most provisions by September 23, 2013. Pursuant to the Omnibus Rule, "covered entities" were required to make certain modifications to any business associate agreements that they have in place with their "business associates" within the meaning of HIPAA, depending on the circumstances. In addition, the Omnibus Rule required "covered entities" to modify and redistribute their notices of privacy practices to include certain provisions relating to the use of PHI. Further, the Omnibus Rule modified the standard for providing breach notices, which was previously based on an analysis of the harm resulting from any disclosure, to a more objective analysis on whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and PHI. In some states, these laws are more burdensome than HIPAA. In instances in which the state provisions are more stringent than HIPAA, our facilities must comply with applicable federal and state standards.

        Our facilities must comply with the Americans with Disabilities Act, or the ADA, and similar state and local laws to the extent that such facilities are "public accommodations" as defined in those statutes. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our facilities and make appropriate modifications.

        Other legislative proposals introduced in Congress, proposed by federal or state agencies or under consideration by some state governments include the option of block grants for states rather than federal matching money for certain state Medicaid services, laws authorizing or directing Medicare to negotiate rate reductions for prescription drugs, additional Medicare and Medicaid enforcement procedures and federal and state cost containment measures, such as freezing Medicare or Medicaid SNF payment rates at their current levels and reducing or eliminating annual Medicare or Medicaid inflation allowances or gradually reducing rates for SNFs.

        Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increased costs or have frozen or reduced, or are likely to freeze or reduce, Medicaid rates. Despite these freezes, Medicaid expenditures are projected to increase by 12.2% in 2014 and by an average annual rate of 7.9% in 2015 and 2016, due in part to the expansion in Medicaid eligibility under the ACA beginning in 2014. From 2017 through 2022, Medicaid spending is expected to grow by an average annual rate of 6.6% per year, mainly driven by spending for aged and disabled beneficiaries. Effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since 2008. We expect the ending of these temporary federal payments, combined with other state budgetary pressures, to result in continued challenging state fiscal conditions, particularly in those states that are not participating in Medicaid expansion. As a result, some state budget deficits may increase, and certain states may continue to reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets. These state-level cuts have the potential to negatively impact our revenue from Medicaid sources.

INSURANCE

        Litigation against senior living and healthcare companies has increased during the past few years. As a result, liability insurance costs have risen. Also, our insurance costs for workers' compensation and employee healthcare have increased. To partially offset these insurance cost increases, we have taken a number of actions including the following:

  •
  we have become fully self-insured for all health related claims of covered employees;

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

  •
  we have hired insurance and other professionals to help us establish appropriate reserves for our retained liabilities and captive insurance programs; and

  •
  in order to obtain more control over our insurance costs, we, RMR and other companies, including SNH, to which RMR provides management services, organized AIC. We and the six other current shareholders of AIC have purchased property insurance providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. In June 2014, we renewed our participation in this program and paid AIC a premium, including taxes and fees, of approximately $3.9 million in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are covered in the policy. We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.

        We partially self-insure up to certain limits for workers' compensation, professional liability and property coverage. Claims in excess of these limits are insured up to contractual limits, over which we are self-insured. Our current insurance arrangements are generally renewable annually in June. We do not know if our insurance charges and self-insurance reserve requirements will increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self-insurance or other means in the future. For more information about our insurance initiatives see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K.

COMPETITION

        The senior living services business is highly competitive. We compete with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. We have large lease obligations and limited financeable assets. Many of our existing competitors are larger than us and have greater financial resources than us. We may expand our business with SNH and our relationships with SNH and RMR may provide us with competitive advantages; however, SNH is not obligated to provide us with opportunities to lease or manage additional properties. Some of our competitors are not for profit entities which have endowment income and may not have the same financial pressures that we face. We cannot provide any assurance that we will be able to compete successfully for business. For additional information on competition and the risks associated with our business, please see "Risk Factors" of this Annual Report on Form 10-K.

ENVIRONMENTAL AND CLIMATE CHANGE MATTERS

        Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances. Under our leases with SNH, we have also agreed to indemnify SNH for any such liabilities related to the properties we lease from SNH. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination, which lien may be senior in priority to our debt obligations or our leases. Based upon our review of environmental surveys of certain of our leased and owned communities, we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our communities to increase in the future. In the longer term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change."

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

        For the year ended December 31, 2013, our revenues were $1.30 billion and our operating expenses were $1.29 billion. A small percentage decline in our revenues or increase in our expenses could have a material negative impact on our operating results because some of our fixed costs, such as our base rent, would not decrease during times of lower revenues and could not be reduced to offset other expenses which may be increasing.

The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.

        Some of our current operations, especially our SNFs, receive significant revenues from Medicare and Medicaid. During the years ended December 31, 2012 and 2013, we derived approximately 24% and 23%, respectively, of our senior living revenues from continuing operations from these programs. The Obama Administration and some members of Congress have proposed Medicare and Medicaid policy changes and rate reductions to take effect during the next several years. The ACA includes provisions that may result in future payment rates for a fiscal year being less than payment rates for a preceding fiscal year for SNFs. Effective as of October 1, 2011, CMS reduced aggregate Medicare payment rates for SNFs by approximately 11.1% for federal fiscal year 2012. We are unable to predict how the continued Medicare rate reductions under the ACA will affect our future financial results of operations.

        In addition, our revenues received from Medicare and Medicaid may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings and policy interpretations, and payment delays.

        Pursuant to the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013, the federal budget includes automatic spending reductions through 2023, including reductions of up to 2% to Medicare providers, but exempting reductions to Medicaid and certain Medicare benefits. In February 2014, Congress approved an additional one year extension of Medicare sequestration, through 2024. We are unable to predict the future financial impact on us of the automatic payments cuts; however, these payment cuts had an adverse impact on our operations and financial results during 2013 and may continue to have similar or worse impacts in the future.

        Congress extended the process to allow medically necessary exceptions to annual caps on Medicare Part B payments for outpatient rehabilitation services to individual patients through March 31, 2015, but strict caps on reimbursement for these services will go into effect on April 1, 2015 if another extension is not granted. In addition, our Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS. Although the MPFS had previously been scheduled to be reduced by more than 25% in 2013, MPFS rates remained fixed at the 2012 level throughout 2013, increased 0.5% for the period between January 1, 2014 and December 31, 2014, and are scheduled to be reduced by up to 24% effective April 1, 2015. Unless the reduction is once again delayed, it will likely result in a reduction of our Medicare Part B rates for outpatient therapy services and could be materially adverse to our future financial results of operations.

        Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs, have frozen or reduced Medicaid rates, or are likely to freeze or reduce Medicaid rates. Many states are experiencing difficult fiscal conditions or budgetary constraints, thus increasing the likelihood of Medicaid rate reductions, freezes or increases that are insufficient to offset increased operating costs. Also, certain temporary increases in federal payments to states for Medicaid programs ended on June 30, 2011. The ending of these temporary federal payments, combined with the anticipated slow recovery of state revenues, has resulted in and is expected to result in continued challenging state fiscal conditions. Some state budget deficits will likely increase, and it is possible that certain states will reduce Medicaid payments to healthcare service providers like us as part of an effort to balance their budgets. The ACA currently provides for an expansion of Medicaid eligibility beginning in 2014, which has the potential to increase Medicaid enrollment. The U.S. Supreme Court has held, however, that states may choose not to participate in the Medicaid expansion program without risking the loss of federal Medicaid funding. As of August 28, 2014, 21 states have elected not to broaden Medicaid eligibility under the ACA at this time and, instead, forgo the federal funds that would otherwise be available for Medicaid expansion, and two remain undecided.

        We cannot currently estimate the magnitude of the potential Medicare and Medicaid rate reductions, the impact of the failure of these programs to increase rates to match increasing expenses, the impact of states that choose not to expand Medicaid eligibility and the impact on us of potential Medicare and Medicaid policy changes proposed by members of Congress and the Obama Administration, but they may be material to our operations and may affect our future results of operations. We cannot now predict whether future Medicare and Medicaid rates will be sufficient to cover our costs. Future Medicare and Medicaid rate declines or a failure of these rates to cover our costs could result in our experiencing materially lower earnings or losses.

Circumstances that adversely affect the ability of seniors or their families to pay for our services could have a material adverse effect on us.

        Our residents paid approximately 77% of our senior living revenues from continuing operations during the year ended December 31, 2013 from their private resources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation, continued high levels of unemployment, market declines affecting the value and liquidity of personal assets, or other circumstances that adversely affect the ability of the elderly or their families to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

Seniors' inability to sell real estate may delay their moving into senior living facilities.

        Recent housing price declines and reduced home mortgage financing availability have negatively affected the U.S. housing market. Although home prices and sales activity have recently been generally increasing, they continue to be below levels experienced prior to the recent economic recession in the United States. Further, although mortgage financing availability has improved since the recession, interest rates have generally increased; if interest rates rise sharply, the prices for homes or sales activity may decline. Difficulties in the U.S. housing market may have a negative effect on our revenues or lead to increased reliance on Medicare and Medicaid for our revenues. Specifically, if seniors have a difficult time selling their homes, fewer seniors may relocate to our senior living communities or finance their stays at our facilities with private resources.

Private third party payers continue to try to reduce healthcare costs.

        Private third party payers such as insurance companies continue their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. These third party payers increasingly demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. These efforts of third party payers to limit the amount of payments we receive for healthcare services could adversely affect us. Reimbursement payments under third party payer programs may not remain at levels comparable to present levels or be sufficient to cover the costs allocable to patients participating in such programs. Future changes in, or renegotiations of, the reimbursement rates or methods of third party payers, or the implementation of other measures to reduce payments for our services could result in a substantial reduction in our net operating revenues. At the same time, as a result of competitive pressures, our ability to maintain operating margins through price increases to private pay residents may be limited.

Provisions of the Patient Protection and Affordable Care Act could reduce our income and increase our costs.

        The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, us. The ACA provides for multiple reductions to the annual market basket updates for inflation that may result in reductions in SNF and IRF Medicare payment rates. In addition, certain provisions of the ACA that affect employers generally, including the employer shared responsibility provisions that become effective on January 1, 2015, may have an impact on the design and cost of the health coverage that we offer to our employees. We are unable to predict the impact of the ACA on our future financial results of operations, but it may be adverse and material. In addition, maintaining compliance with the ACA will require us to expend management time and financial resources.

        The ACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect, they may be adverse and material to our financial results. The ACA includes other changes that may affect us, such as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, value-based purchasing plans and a Medicare post-acute care pilot program to develop and evaluate making a bundled payment for services, including physician and SNF services, provided during an episode of care. We are unable to predict the impact on us of the insurance, payment, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. If the changes to be implemented under the ACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be adversely and materially affected.

We have determined that we have material weaknesses in our internal control over financial reporting because we did not maintain adequate and effective internal control over accounting for income taxes and accounts payable, and we lacked sufficient personnel with requisite accounting competencies and had an insufficient level of oversight in the financial statement close process. Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations and the value of our common shares.

        In connection with the preparation of this Annual Report on Form 10-K, we assessed the effectiveness of our internal control over financial reporting and determined that we had material weaknesses because: (1) we did not maintain adequate and effective internal control over accounting for income taxes due to our failure to timely reconcile and review our income tax accounts; (2) we did not maintain adequate and effective internal control over accounts payable due to our failure to timely identify certain incurred obligations; and (3) we lacked sufficient personnel with requisite accounting competencies and had an insufficient level of oversight in the financial statement close process. As a result, we concluded that our internal control over financial reporting was ineffective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We are continuing to develop our remediation plan for the material weaknesses described above, which currently includes enhancing internal control over accounting for income taxes to include additional layers of review by qualified persons, recruitment of additional experienced personnel for certain accounting positions, restructuring of our accounting department and providing enhanced training for employees regarding our accounting policies and procedures. We have begun to implement this remediation plan while we are continuing to develop it. Successful remediation of the material weaknesses described above requires review and evidence of the effectiveness of the related internal control processes as part of our periodic assessments of our internal controls over financial reporting. As we continue to evaluate and work to enhance our internal control over financial reporting, we may determine that additional measures should be taken to address the material weaknesses described above or other control deficiencies, or that we should modify the remediation plan. We expect that the remediation of the material weaknesses described above will be completed by December 31, 2015.

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

        Wages and employee benefits associated with our continuing operations were approximately 43% of our 2013 total operating costs. We compete with other operators of senior living communities to attract and retain qualified personnel responsible for the day to day operations of our communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, we may have to compete with numerous other employers for lesser skilled workers. Further, when we acquire new facilities we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers' compensation insurance costs, have materially increased in recent years and, as discussed above, we cannot predict the future impact of the ACA on the cost of employee health insurance. Although we have determined our self-insurance reserves with guidance from third party professionals, our reserves may be inadequate. Increasing employee health and workers' compensation insurance costs and increasing self-insurance reserves for labor related insurance may materially and negatively affect our earnings. We cannot assure that our labor costs will not increase or that any increase will be matched by corresponding increases in rates we charge to residents or other revenues. Any significant failure by us to control labor costs or to pass on any such increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to extensive regulation which increases our costs and may result in losses.

        Licensing and Medicare and Medicaid laws require operators of senior living communities and rehabilitation and wellness clinics to comply with extensive standards governing operations and physical environments. Federal and state laws also prohibit fraud and abuse by senior living providers, rehabilitation and wellness clinic operators, including civil and criminal laws that prohibit false claims and that regulate patient referrals in Medicare, Medicaid and other programs. In recent years, federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare generally. CMS contractors are expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. When federal or state agencies identify violations of anti-fraud, false claims, anti-kickback and physician referral laws, they may impose or seek civil or criminal penalties, treble damages and other governmental sanctions, and may revoke the healthcare facility's license or make conditional or exclude the healthcare facility from Medicare or Medicaid participation. The ACA amended the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers, and for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations. In addition, when these agencies determine that there have been quality of care deficiencies or improper billing, they may impose or seek various remedies or sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, governmental oversight, temporary management, loss of licensure and criminal penalties. Certain states and the federal government may determine that citations relating to one facility affect other facilities operated by the same entity or related entities, which may negatively impact an operator's ability to maintain or renew other licenses or Medicare or Medicaid certifications or to secure new licenses or certifications.

        Our communities incur sanctions and penalties from time to time. As a result of the healthcare industry's extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures, and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase. In addition, we have been subjected to sanctions and penalties in the past, but none have been material to us. If we become subject to additional regulatory sanctions or repayment obligations at any of our existing communities (or any of our acquired communities with prior deficiencies that we are unable to correct or resolve following the acquisition), our business may be adversely affected, and we might experience financial losses. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or any penalties, repayments, or sanctions, and the increasing costs of required compliance with applicable federal and state laws, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

Successful union organization of our employees may adversely affect our business, financial condition and results of operations.

        From time to time labor unions attempt to organize our employees. If federal legislation modifies the labor laws to make it easier for employee groups to unionize, then additional groups of employees may seek union representation. If more of our employees unionize it could result in business interruptions, work stoppages, the degradation of service levels at our senior living communities due to work rules, or increased operating expenses that may adversely affect our results of operations.

The nature of our business exposes us to litigation risks.

        The nature of our business exposes us to litigation, and we are subject to lawsuits in the ordinary course of our business. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other senior living companies. Some lawyers and law firms specialize in bringing litigation against senior living companies. As a result of this litigation and potential litigation, the cost of our liability insurance has increased during the past few years. Medical liability insurance reform has become a topic of political debate and some states have enacted legislation to limit future liability awards. However, such reforms have not generally been adopted and we expect our insurance costs may continue to increase. Although our reserves for liability self-insurance have been determined with guidance from third party professionals, our reserves may prove inadequate. Increasing liability insurance costs and increasing self-insurance reserves could have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy may not succeed.

        We have grown our business through acquisitions, through initiation of long term leases of senior living communities where residents' private resources account for a large majority of revenues and through entering into long term contracts to manage senior living communities. Our business plan includes seeking to take advantage of an expected increase in demand for senior living communities and acquiring, leasing or managing additional senior living communities. Our growth strategy involves risks, including the following:

  •
  we may be unable to identify and operate additional senior living communities that receive a large percentage of their revenues from private resources;

  •
  we may be unable to identify and operate senior living communities available for purchase at acceptable prices or lease or manage such senior living communities on acceptable terms;

  •
  we may be unable to access capital to make acquisitions or operate acquired businesses;

  •
  acquired, leased or managed additional operations may not perform in accord with our expectations;

  •
  we may be required to make significant capital expenditures to improve acquired or additional leased or managed facilities, including capital expenditures that may not have been anticipated by us at the time of the acquisition;

  •
  we may have difficulty retaining key employees and other personnel at acquired, leased or managed facilities;

  •
  acquired, leased or managed additional operations may subject us to unanticipated contingent liabilities or regulatory problems;

  •
  to the extent we incur acquisition debt or leases, our operating leverage and resulting risks of debt defaults may increase; and, to the extent we issue additional equity to fund our acquisitions, our stockholders' percentage of ownership of us will be diluted; and

  •
  combining our present operations with newly acquired, leased or managed operations may disrupt operations or cost more than anticipated.

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

        When we acquire, lease or manage new communities, we sometimes see a decline in community occupancy and it may take a period of time for us to stabilize acquired, leased or managed community operations. Our efforts to restore occupancy or stabilize acquired, leased or managed community operations may not be successful.

Our rehabilitation hospitals may be subject to retroactive Medicare reclassifications or repayments.

        During the period we operated our rehabilitation hospitals, which were sold in the fourth quarter of 2013, Medicare payments accounted for a significant amount of the rehabilitation hospitals' revenues. CMS has established a standard known as the "60% Rule," which provides that at least 60% of an IRF's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions in order for the facility to be classified as an IRF by the Medicare program. Although we believe that our IRFs were operated in compliance with the 60% Rule during the period in which we operated them, CMS could determine that we were non-compliant in a prior year. Such an event would result in these rehabilitation hospitals being subject to Medicare reclassification to a different type of provider and our receiving lower Medicare payment rates retroactively. Reductions in our Medicare payments as a result of the reclassification of our rehabilitation hospitals would materially and adversely affect our financial conditions and results of operations. Also, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. If our facilities were required to make substantial retroactive repayments to Medicare, our financial condition and results of operations could be materially and adversely affected.

Our failure to timely file periodic reports with the SEC limits us from quickly accessing the public markets to raise debt or equity capital.

        We did not file this Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 by the filing dates required by the SEC; therefore,

we are not eligible to use our current shelf registration statement on Form S-3 (or file a new Form S-3 registration statement) to conduct public offerings of our securities until our filings with the SEC have been timely made for a full year. Our ineligibility to use Form S-3 during this time period will have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement, which would be subject to an extended filing and possible review period.

Our failure or inability to meet certain terms of our credit agreements would adversely affect our business.

        Our $25.0 million Credit Agreement and our $150.0 million Credit Facility agreement, or together, our credit agreements, include various conditions to our borrowing and various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our credit agreements we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our credit agreements at a time when borrowed amounts are outstanding under these instruments, our lenders may demand immediate payment. In addition, if we default under our credit agreements, our lenders may cease to make borrowings available to us. Any default under our credit agreements would likely have serious and adverse consequences to us and would likely cause the market price of our securities to materially decline.

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

        We are required to comply with federal and state laws governing the privacy, security, use and disclosure of personally identifiable information, including information relating to health. Under HIPAA and the HITECH Act, as updated by the HIPAA Omnibus Rule, we are required to comply with the HIPAA privacy rule, security standards, and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and rules regarding state privacy rights may be more stringent than HIPAA. Other federal and state laws govern the privacy of other personal information. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including medical records, financial transactions and maintenance of records, which may include personally identifiable information of residents and other customers, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as personally identifiable information relating to health and financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems' improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

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

        Our communities sometimes require significant expenditures to address ongoing required maintenance and to make them attractive to residents. Physical characteristics of senior living communities are mandated by various governmental authorities; changes in these regulations may require us to make significant expenditures. In addition, we often are required to make significant capital expenditures when we acquire new communities. Our available financial resources may be insufficient to fund these expenditures. SNH has historically provided most of the capital we need to improve the communities we lease from them; however, whenever SNH provides such capital, our rent increases and we may be unable to pay the increased rent without experiencing losses. In addition, for properties we manage for SNH, SNH funds these capital expenditures, resulting in the invested capital on which its returns are based increasing, which may reduce or prevent our receipt of incentive fees.

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

        Our total consolidated long term debt as of December 31, 2013 was approximately $36.5 million and represented approximately 10% of our total book capitalization as of that date. In addition to our indebtedness, we have substantial lease and other obligations.

        Our level of indebtedness and substantial lease and other obligations could have important consequences to our business, because:

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

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our communities to increase in the future. In the longer term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change."

RISKS ARISING FROM CERTAIN RELATIONSHIPS OF OURS AND OUR ORGANIZATION AND STRUCTURE

We are subject to possible conflicts of interest; we have engaged in, and expect to continue to engage in, transactions with parties that may be considered related parties.

        Our business is subject to possible conflicts of interest as follows:

  •
  as of December 31, 2013, we leased from SNH 187 of our 255 senior living communities (including 10 that we have classified as discontinued operations) for total annual rent of approximately $190.1 million plus percentage rent based on increases in gross revenues at certain properties;

  •
  as of December 31, 2013, we managed 44 senior living communities which are owned by SNH, and during 2013, we realized $9.2 million in management fees from SNH;

  •
  we manage a portion of a senior living community for D&R Yonkers LLC, which is owned by SNH's President and Chief Operating Officer and its Treasurer and Chief Financial Officer and to which a subsidiary of SNH subleases that portion of the community;

  •
  RMR, the manager of SNH, provides business management and shared services to us;

  •
  our Chief Executive Officer, Bruce J. Mackey Jr., and our Chief Financial Officer, Paul V. Hoagland, are also officers of RMR; our Managing Directors, Barry M. Portnoy and Gerard M. Martin, are directors of RMR; and Mr. Barry Portnoy is a managing trustee of SNH and is also the majority beneficial owner and the chairman of RMR;

  •
  RMR's simultaneous contractual obligations to us and SNH create potential conflicts of interest, or the appearance of such conflicts of interest, and under the business management agreement with RMR, in the event of a conflict between SNH and us, RMR may act on behalf of SNH rather than on our behalf; and

  •
  we lease our headquarters from an affiliate of RMR.

        On December 31, 2001, SNH distributed substantially all of its ownership of our common shares to its shareholders. Simultaneously with the spin off, we entered into agreements with SNH and RMR which, among other things, limit (subject to certain exceptions) ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of SNH as a real estate investment trust, or REIT, and limit our ability to acquire real estate of types which are owned by SNH or other businesses managed by RMR. As a result of these agreements, our leases and management contracts with SNH, and our business management agreement with RMR, SNH, RMR and their respective affiliates have significant roles in our business and we do not anticipate any changes to those roles in the future. In addition, as of December 31, 2013, SNH owned 4.2 million of our common shares, or approximately 8.7% of our outstanding common shares, and SNH is our largest stockholder.

        We believe that our historical and ongoing business dealings with SNH, RMR and D&R Yonkers LLC have benefited us and that, despite the foregoing possible conflicts of interest, the transactions we have entered with SNH, RMR and D&R Yonkers LLC have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, in the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, stockholder litigation, dissident stockholder director nominations and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with SNH, RMR, D&R Yonkers LLC, AIC, the other businesses and entities to which RMR provides management services, Messrs. Portnoy and Martin and with other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention.

Our leases of certain of our senior living communities are subordinated to mortgage debt of SNH, and a default by SNH could result in the termination of those leases.

        As of December 31, 2013, our leases with SNH for 27 of our senior living communities, which had 2013 revenues totaling $187.6 million, were subordinated to mortgage financing secured by such communities. As a result, in the event SNH was to default on such mortgage financing, by reason of our default under our leases or for reasons unrelated to us or beyond our control, and its lender were to foreclose on those properties, our leases would terminate as a matter of law. While we may be able to enter into new leases with the lenders or the purchaser or purchasers of such properties, or they may elect to continue our occupancy under the terms of the lease as if there had been no foreclosure, they would not be obligated to pursue either of those options and, if we are able to retain possession, the terms of our continued occupancy may not be as favorable to us as those contained in our leases with SNH. If we do not enter into new leases of such communities following a foreclosure, we would lose the right to continue to operate these communities and we may incur material obligations to residents, employees and other parties as a result of such loss, each of which could have a material and adverse effect on our results of operations.

Ownership limitations and certain provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

        Our charter and bylaws contain separate provisions which prohibit any stockholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares of stock. The 9.8% ownership limitation in our charter is consistent with our contractual obligation with SNH to not take actions that may conflict with SNH's status as a REIT under the Internal Revenue Code. The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of our net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a stockholder may consider favorable. Additionally, provisions contained in our charter and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

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

  •
  required qualifications for an individual to serve as a Director and a requirement that certain of our Directors be "Independent Directors" and other Directors be "Managing Directors", as defined in our bylaws;

  •
  limitations on the ability of our stockholders to propose nominees for election as Directors and propose other business to be considered at a meeting of stockholders;

  •
  limitations on the ability of our stockholders to remove our Directors; and

  •
  the authority of our Board of Directors to create and issue new classes or series of stock (including stock with voting rights and other rights and privileges that may deter a change in control) and issue additional common stock.

        In addition, our shareholders agreement with respect to AIC provides that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control. The terms of our leases and management contracts with SNH and our business management agreement with RMR provide that our rights under these agreements may be cancelled by SNH and RMR, respectively, upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change in control events, as defined in those documents including, in certain of the SNH leases and management agreements, the adoption of any proposal (other than a precatory proposal) or the election to our Board of Directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. If the breach of these ownership limitations causes a default, stockholders causing the default may become liable to us or to other stockholders for damages. In addition, a termination of our business management agreement is a default under our Credit Agreement, and a change in control event of us, including upon the acquisition by any person or group of more than 9.8% (or 35% for the purposes of our Credit Facility) of our voting stock, is a default under our Credit Agreement and our Credit Facility, unless approved by our lenders.

Our ownership interest in AIC may prevent stockholders from accumulating large share ownership, from nominating or serving as Directors, or from taking actions to otherwise control our business.

        As an owner of AIC, we are licensed and approved as an insurance holding company; and any stockholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Directors or for another proposal of business not approved by our Board of Directors may be required to receive pre-clearance from the concerned insurance regulators. These pre-approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Directors or from taking other actions.

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

Disputes with SNH and RMR and stockholder litigation against us or our Directors and officers may be referred to binding arbitration proceedings.

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

We may experience losses from our business dealings with AIC.

        We have invested approximately $6.0 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, RMR and five other companies to which RMR provides management services each own approximately 14.3% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

RISKS RELATED TO OUR SECURITIES

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

OUR SENIOR LIVING COMMUNITIES

        As of December 31, 2013, we owned or leased and operated as continuing operations 211 senior living communities which we have categorized into two groups as follows:

		Type of units
						Average occupancy for the year ended Dec. 31, 2013		Percent of revenues from private resources
Type of community	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2013
							(in thousands)
Independent and assisted living communities	180	6,956	11,163	2,031	20,150	86.5%	$883,183	87.0%
SNFs	31	69	—	2,753	2,822	81.0%	180,664	25.6%

Totals:	211	7,025	11,163	4,784	22,972	85.8%	$1,063,847	76.6%

        Excluded from the preceding and following data are 44 independent and assisted living communities containing 3,343 independent living apartments, 3,236 assisted living suites and 472 skilled nursing beds that we manage for the account of SNH. Also excluded are 48 living units of an assisted living community that has been temporarily closed for a major renovation, one assisted living community containing 32 living units that we own and six SNFs and four assisted living communities containing 712 living units that we lease from SNH that we have classified as discontinued operations, each as of December 31, 2013. Unless specifically provided below or unless the context provides otherwise, the discussion and analysis provided below does not include the senior living communities we have classified as discontinued operations.

Independent and Assisted Living Communities

        As of December 31, 2013, we owned or leased and operated 180 independent and assisted living communities. We leased 146 of these communities from SNH and four of these communities from HCP, Inc., or HCP. We own the remaining 30 communities. These communities have 20,150 living units and are located in 26 states. The following table provides additional information about these communities and their operations as of December 31, 2013:

		Type of units
						Average occupancy for the year ended Dec. 31, 2013		Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2013
							(in thousands)
1. Alabama	7	—	287	—	287	88.4%	$11,269	100.0%
2. Arizona	4	471	350	204	1,025	76.0%	41,517	81.2%
3. California	8	496	423	59	978	83.4%	45,320	90.2%
4. Delaware	6	336	322	341	999	78.8%	63,777	66.6%
5. Florida	9	1,175	716	155	2,046	94.6%	80,989	78.5%
6. Georgia	11	111	524	40	675	89.4%	26,687	93.3%
7. Illinois	2	112	73	—	185	97.3%	5,412	100.0%
8. Indiana	16	950	577	140	1,667	85.6%	63,149	87.0%
9. Kansas	3	334	67	198	599	89.7%	30,206	68.6%
10. Kentucky	10	491	281	183	955	90.9%	45,196	84.2%
11. Maryland	10	270	661	—	931	91.5%	52,950	99.9%
12. Massachusetts	1	—	123	—	123	88.8%	8,232	100.0%
13. Minnesota	1	—	230	—	230	81.3%	12,228	97.5%
14. Mississippi	2	—	113	—	113	92.2%	3,684	100.0%
15. Missouri	1	110	—	—	110	90.7%	2,704	100.0%
16. Nebraska	2	27	111	62	200	84.5%	8,756	57.4%
17. New Jersey	5	215	555	60	830	90.4%	39,312	83.3%
18. New Mexico	1	114	35	60	209	84.5%	12,990	83.7%
19. North Carolina	15	211	1,225	—	1,436	85.4%	61,636	99.1%
20. Ohio	1	143	115	57	315	88.7%	18,767	87.0%
21. Pennsylvania	10	—	1,011	—	1,011	83.1%	37,816	100.0%
22. South Carolina	18	101	864	100	1,065	84.3%	41,541	93.3%
23. Tennessee	11	7	672	—	679	95.6%	25,486	100.0%
24. Texas	9	898	590	298	1,786	80.0%	80,486	85.6%
25. Virginia	11	284	718	—	1,002	90.6%	38,854	100.0%
26. Wisconsin	6	100	520	74	694	80.4%	24,219	71.4%

Totals:	180	6,956	11,163	2,031	20,150	86.5%	$883,183	87.0%

Skilled Nursing Facilities

        As of December 31, 2013, we operated 31 SNFs that we lease from SNH. These facilities have 2,822 living units and are located in seven states. The following table provides additional information about these facilities and their operations as of December 31, 2013:

		Type of units
						Average occupancy for the year ended Dec. 31, 2013		Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units		Revenues for the year ended Dec. 31, 2013
							(in thousands)
1. California	4	—	—	373	373	90.1%	34,886	13.2%
2. Colorado	7	46	—	755	801	80.1%	53,865	30.4%
3. Iowa	4	19	—	283	302	80.2%	15,846	30.3%
4. Kansas	1	4	—	56	60	84.3%	3,319	25.6%
5. Nebraska	10	—	—	611	611	84.2%	34,122	28.1%
6. Wisconsin	3	—	—	484	484	73.3%	27,529	25.9%
7. Wyoming	2	—	—	191	191	76.2%	11,096	25.5%

Totals:	31	69	—	2,753	2,822	81.0%	$180,664	25.6%

OUR SNH LEASES AND MANAGEMENT AGREEMENTS

SNH Leases

        The following table provides a summary of our leases as of December 31, 2013 (including with respect to 10 senior living communities that we have classified as discontinued operations) and is followed by a summary of the material terms of our leases as of December 31, 2013 with SNH. Because it is a summary, it does not contain all of the information that may be important to you. If you would like more information, you should read the leases which are among the exhibits listed in Part IV, Item 15 of this Annual Report on Form 10-K and incorporated herein by reference.

	Number of properties	Annual minimum rent as of December 31, 2013	Initial expiration date	Renewal terms
1. Lease No. 1 for SNFs and independent and assisted living communities(1)	90	$58.7 million	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs, independent and assisted living communities	51	62.5 million	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities(2)	17	34.2 million	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities(3)	29	34.7 million	April 30, 2017	Two 15-year renewal options.

Totals	187	$190.1 million

(1)
Lease No. 1 is comprised of three separate leases. Two of these three leases exist to accommodate mortgage financings in effect at the time SNH acquired the properties; we have agreed with SNH to combine all three of these leases into one lease as and when these mortgage financings are paid.

(2)
Lease No. 3 exists to accommodate certain mortgage financing by SNH.

(3)
Lease No. 4 is comprised of two separate leases. One of these two leases exists to accommodate mortgage obligations in effect at the time SNH acquired the property; we have agreed with SNH to combine both of these leases into one lease when the mortgage financing is paid. We and SNH have entered into an amendment to Lease No. 4 pursuant to which we and SNH added a third option for us to extend the term of Lease No. 4 from May 1, 2047 to April 30, 2062. In addition, we exercised the first of our existing options to extend the term of Lease No. 4, extending the term from April 30, 2017 to April 30, 2032.

        Percentage Rent.    Our leases with SNH require us to pay percentage rent at 180 of the 187 senior living communities we lease from SNH (including 10 senior living communities that we have classified as discontinued operations) equal to 4% of the amount by which gross revenues, as defined in our leases, of each property exceeds gross revenues in a specific base year. These amounts are in addition to the minimum annual rent amounts payable by us to SNH. We paid total percentage rent of $5.1 million in 2013. Different base years apply to those communities that pay percentage rent. The base year is usually the first full calendar year after each community is leased.

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

        Assignment and Subletting.    SNH's consent is generally required for any direct or indirect assignment or sublease of any of the properties. Also, in the event of any assignment or subletting, we remain liable under the terms of the applicable lease.

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

        Lease Subordination.    Our leases may be subordinated to any mortgages on properties leased from SNH. As of December 31, 2013, SNH had mortgages on 27 of our communities to which our leases were subordinated. These 27 communities had 4,001 living units and 2013 revenues totaling $187.6 million. SNH's outstanding borrowing secured by mortgages on these 27 communities totaled $346.2 million as of December 31, 2013.

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

        Non-Economic Circumstances.    If we determine that continued operations of one or more properties is not economical, we may negotiate with SNH to close or sell that community, including SNH's ownership in the property. In the event of such a sale, SNH receives the net proceeds and our rent for the remaining properties in the applicable lease is reduced according to formulas contained in the applicable lease.

        Our Relationship with SNH.    SNH is our largest landlord. We were a 100% owned subsidiary of SNH before December 31, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. Both we and SNH receive management services from RMR. SNH owns 4,235,000, or 8.7%, of our outstanding common shares as of December 31, 2013. For more information about our dealings with SNH, and about the risks which may arise as a result of these related person transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K.

Management Contracts

        We began managing communities for SNH's account in June 2011 in connection with SNH's acquisition of certain senior living communities at that time. We have since begun managing additional communities that SNH has acquired. With the exception of the management agreement for the senior living community in New York, described in Note 14 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, or Note 14, which is incorporated herein by reference, the management agreements for the communities we manage for SNH's account provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital. The management agreements provide that we and SNH each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

        In connection with the management agreements, we and SNH have entered into four combination agreements, or pooling agreements: three pooling agreements combine our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements, and a fourth pooling agreement combines our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement. We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012. The first AL Pooling Agreement includes 20 identified communities and the second AL Pooling Agreement currently includes 19 identified communities. We and SNH entered into our third AL Pooling Agreement in November 2013 and that pooling agreement currently includes the management agreement for the community we began managing in November 2013, as further discussed in Note 14. We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units. The senior living community in New York and the senior living community known as Villa Valencia that we manage for the account of SNH are not included in any of our pooling agreements. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determinations of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our incentive fees and SNH's return of its invested capital. Under each of the pooling agreements, SNH has the right, after the period of time specified in the agreement has elapsed and subject to our cure rights, to terminate all, but not less than all, of the management agreements that are subject to the pooling agreement if SNH does not receive its minimum return in each of three consecutive years. In addition, under each of the pooling agreements, we have a limited right to require the sale of underperforming communities. Also, under each of the pooling agreements, any nonrenewal notice given by us with respect to a community is deemed a nonrenewal with respect to all the communities that are the subject of the agreement. Special committees of each of our Board of Directors and SNH's board of trustees composed solely of our Independent Directors and SNH's independent trustees who are not also directors or trustees of the other party and who were represented by separate counsel reviewed and approved the terms of these management agreements and pooling agreements. Please see Note 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for further information relating to our management arrangements with SNH.

Item 3.    Legal Proceedings

        We are routinely involved in various legal and administrative proceedings incidental to the ordinary course of business, none of which we expect, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: FVE). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE:

	High	Low
2012
First Quarter	$3.95	$2.92
Second Quarter	3.80	2.98
Third Quarter	5.29	3.09
Fourth Quarter	5.98	4.45
2013
First Quarter	$6.72	$4.97
Second Quarter	6.87	4.44
Third Quarter	6.20	5.04
Fourth Quarter	5.66	4.41

        The closing price of our common shares on the NYSE on September 8, 2014 was $4.49 per share.

        As of September 8, 2014, there were approximately 2,200 stockholders of record of our common shares.

        We have never paid or declared any cash dividends on our common shares. At present, we intend to retain our future earnings, if any, to fund our operations and the growth of our business. Furthermore, our credit agreements restrict our payment of cash dividends on our common shares, unless certain requirements are met. Our future decisions concerning the payment of dividends on our common shares will depend upon our results of operations, financial condition, and capital expenditure and investment plans, as well as other factors as our Board of Directors, in its discretion, may consider relevant, and the extent to which the declaration or payment of dividends may be limited by agreements we have entered or cause us to lose the benefits of certain of our agreements.

        On December 11, 2013, pursuant to our equity compensation plan, as amended, or the Share Award Plan, we granted an aggregate of 347,900 of our common shares, valued at $4.53 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of RMR. We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. Our comparative results are impacted by community acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K and our Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K. As described in Notes 2 and 17 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, we identified errors related to our accounts payable and certain other errors for the years ended December 31, 2012 and 2011 and prior periods. The revisions for the prior period corrections, which we have concluded are immaterial to all prior period financial statements, are reflected in the table below, in the tables included in Part II, Item 7 and in the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Operating data:
Total revenues	$1,296,787	$1,207,806	$1,060,602	$991,195	$927,321
Net income from continuing operations	3,449	10,590	75,555	23,566	40,553
Net income (loss) from discontinued operations	(5,789)	11,717	(3,381)	(1,213)	(2,320)
Net income (loss)	(2,340)	22,307	72,174	22,353	38,233
Basic net income (loss) per share:
Income from continuing operations	0.07	0.23	1.79	0.65	1.21
Income (loss) from discontinued operations	(0.12)	0.24	(0.08)	(0.03)	(0.07)
Net income (loss)	(0.05)	0.47	1.71	0.62	1.14
Diluted net income (loss) per share:
Income from continuing operations	0.07	0.23	1.70	0.63	1.10
Income (loss) from discontinued operations	(0.12)	0.23	(0.08)	(0.03)	(0.05)
Net income (loss)	(0.05)	0.46	1.62	0.60	1.05
Balance sheet data (as of December 31):
Total assets	590,183	594,991	600,301	379,897	413,100
Total long term indebtedness	36,461	37,621	75,996	37,905	54,167
Other long term obligations	44,816	43,067	38,039	39,211	33,590

        As noted above, the consolidated statements of operations were revised to correct certain immaterial errors which increased (decreased) net income by $(1,234), $1,387, $(1,139) and $(97) for the years ended December 31, 2012, 2011, 2010 and 2009, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INDUSTRY TRENDS

        The senior living industry generally is experiencing growth as a result of demographic factors. According to census data, the population in the United States over age 75 is growing much faster than the general population. A large number of independent and assisted living communities were built in the 1990s. This development activity caused an excess supply of new, high priced communities. Longer than projected fill up periods resulted in low occupancy, price discounting and financial distress for many independent and assisted living operators. Development activity was significantly reduced beginning in the early part of the last decade. We believe that the nationwide supply and demand for these types of facilities is about balanced today. We believe that the aging of the United States population and the significant reliance of independent and assisted living services upon revenues from residents' private resources may enable these types of facilities to be profitably operated.

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

        Beginning in 2007, problems in certain domestic credit markets presaged a global credit crisis that led to a recession in the United States. The recession resulted in aggressive government spending in the United States, significant employee layoffs, reduced availability of credit on reasonable terms in most markets, and lower real estate prices. The weakened economic conditions created by the recession negatively affected our occupancy. While the economy continued to grow and the housing market continued to improve in 2013, it is unclear whether that growth and improvement will continue or be sustained, in light of the modest, variable and unsteady economic improvements experienced since the end of the recent United States economic recession. Although many of the services we provide are needs driven, some of those needs may be deferred during recessions; for example, relocating to a senior living community may be delayed when sales of houses are delayed. Also, we believe we experience greater pricing pressures from competition during periods when the industry as a whole has lower occupancy as a result of macro-economic conditions, such as those which occurred during the recent recession.

OPERATIONS

        We earn our senior living revenue primarily by providing housing and services to our senior living residents. During 2013, approximately 23% of our senior living revenues from continuing operations came from the Medicare and Medicaid programs and approximately 77% of our senior living revenues from continuing operations came from residents' private resources. We bill all private pay residents in advance for the housing and services to be provided in the following month.

        Our material expenses are:

  •
  Wages and benefits—includes wages and wage related expenses, such as health insurance, workers' compensation insurance and other benefits for our employees working at our senior living communities.

  •
  Other senior living operating expenses—includes utilities, housekeeping, dietary, maintenance, marketing, insurance and community level administrative costs at our senior living communities.

  •
  Rent expense—we lease 187 senior living communities (including 10 senior living communities that we have classified as discontinued operations) from SNH and four senior living communities from HCP.

  •
  General and administrative expenses—principally wage related costs for headquarters and regional staff supporting our communities.

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

        In 2013, we added four managed communities to our senior living portfolio, we sold two SNFs that we owned, SNH sold one SNF that we leased from SNH and we and SNH completed the sale of the real estate and the transfer of operations at two rehabilitation hospitals which we leased from SNH and

13 outpatient clinics which we leased from others to unrelated third parties. We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC, Topic 280. After the reclassification of our rehabilitation hospital business as discontinued operations, our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers' compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

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

        In 2012, we sold our pharmacy business to Omnicare. We received $34.3 million in sale proceeds from Omnicare, which included $3.8 million in working capital. We recorded a pre-tax capital gain on sale of our pharmacy business of $23.3 million.

        During 2013 and 2012, we made capital expenditures for property, plant and equipment related to our continuing operations, on a net basis after considering the proceeds from sales of property and equipment to SNH, of $29.1 million and $27.0 million, respectively.

        During 2013 and 2012, we received gross proceeds of $6.3 million and $4.2 million, respectively, in connection with the sale of available for sale securities and recorded a net realized loss of $5,000 and $19,000, respectively.

        During 2013 and 2012, we redeemed or purchased and retired $24.9 million and $12.4 million par value of the outstanding Notes, respectively, and recorded a loss of $599,000 and a gain of $45,000, respectively, net of related unamortized costs, on early extinguishment of debt.

Key Statistical Data For the Years Ended December 31, 2013 and 2012

        The following tables present a summary of our operations for the years ended December 31, 2013 and 2012:

	For the years ended December 31,
(dollars in thousands, except average monthly rate)	2013	2012	Change	%/bps Change
Senior living revenue	$1,077,062	$1,074,333	$2,729	0.3%
Management fee revenue	9,234	5,817	3,417	58.7%
Reimbursed costs incurred on behalf of managed communities	210,491	127,656	82,835	64.9%

Total revenue	1,296,787	1,207,806	88,981	7.4%
Senior living wages and benefits	(525,733)	(522,444)	(3,289)	(0.6)%
Other senior living operating expenses	(265,764)	(261,749)	(4,015)	(1.5)%
Costs incurred on behalf of managed communities	(210,491)	(127,656)	(82,835)	(64.9)%
Rent expense	(193,820)	(190,184)	(3,636)	(1.9)%
General and administrative expenses	(63,509)	(61,817)	(1,692)	(2.7)%
Depreciation and amortization expense	(27,022)	(24,480)	(2,542)	(10.4)%
Impairment of long-lived assets	(186)	—	(186)	(100.0)%
Gain on settlement	—	3,365	(3,365)	(100.0)%
Interest, dividend and other income	781	881	(100)	(11.4)%
Interest and other expense	(5,227)	(6,268)	1,041	16.6%
Acquisition related costs	(181)	(108)	(73)	(67.6)%
(Loss) gain on early extinguishment of debt	(599)	45	(644)	(1,431.1)%
Loss on sale of available for sale securities	(5)	(19)	14	73.7%
Provision for income taxes	(1,916)	(7,098)	5,182	73.0%
Equity in earnings of Affiliates Insurance Company	334	316	18	5.7%

Income from continuing operations	$3,449	$10,590	$(7,141)	(67.4)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	44	39	5	12.8%

Number of total communities(1)	255	250	5	2.0%

Total number of living units (end of period):
Owned and leased living units	22,972	22,972	—	—
Managed living units	7,051	6,678	373	5.6%

Number of total living units(2)	30,023	29,650	373	1.3%

Owned and leased communities:
Occupancy %	85.8%	86.2%	n/a	(40) bps
Average monthly rate(3)	$4,437	$4,382	$55	1.3%
Percent of senior living revenue from Medicaid	10.9%	11.2%	n/a	(30) bps
Percent of senior living revenue from Medicare	12.5%	12.7%	n/a	(20) bps
Percent of senior living revenue from private and other sources	76.6%	76.1%	n/a	50 bps

(1)
Excludes those senior living communities we have classified as discontinued operations.

(2)
Excludes 48 living units of one senior living community that has been temporarily closed for renovations.

(3)
Average monthly rate is calculated as total operating revenues divided by occupied units during the period, multiplied by 30 days.

Comparable communities (senior living communities that we have owned or leased and operated continuously since January 1, 2012):

	For the years ended December 31,
(dollars in thousands, except average monthly rate)	2013	2012	Change	%/bps Change
Senior living revenue	$1,077,062	$1,074,333	$2,729	0.3%
Management fee revenue	4,462	3,228	1,234	38.2%
Senior living wages and benefits	(525,733)	(522,444)	(3,289)	(0.6)%
Other senior living operating expenses	(265,764)	(261,749)	(4,015)	(1.5)%
Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	23	23	—	—

Number of total communities(1)	234	234	—	—

Total number of living units (end of period):
Owned and leased living units	22,972	22,972	—	—
Managed living units	3,390	3,390	—	—

Number of total living units(2)	26,362	26,362	—	—

Owned and leased communities:
Occupancy %	85.8%	86.2%	n/a	(40) bps
Average monthly rate(3)	$4,437	$4,382	$55	1.3%
Percent of senior living revenue from Medicaid	10.9%	11.2%	n/a	(30) bps
Percent of senior living revenue from Medicare	12.5%	12.7%	n/a	(20) bps
Percent of senior living revenue from private and other sources	76.6%	76.1%	n/a	50 bps

(1)
Excludes those senior living communities we have classified as discontinued operations.

(2)
Excludes 48 living units of one senior living community that has been temporarily closed for renovations.

(3)
Average monthly rate is calculated as total operating revenues divided by occupied units during the period, multiplied by 30 days.

Year ended December 31, 2013 Compared to year ended December 31, 2012

        Our senior living revenue increased by 0.3% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increased per diem charges to private pay residents, partially offset by a decrease in occupancy and federal government sequestration rate cuts which negatively impacted our Medicare rates.

        Our management fee revenue and reimbursed costs at our managed communities increased during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to an increase in the number of communities we managed from 39 to 44, the senior living communities we began managing during the year ended December 31, 2012 being reflected for the full period for the year ended December 31, 2013, and increases in our management fee revenues and reimbursed costs at our comparable managed communities, which was primarily due to increases in occupancy.

        Our senior living wages and benefits increased by 0.6% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increased employee health insurance and workers' compensation costs, partially offset by certain lower wage costs. Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 1.5% due to increased charges from various service providers, increased costs relating to our professional liability insurance program, increased utility costs due to severe weather conditions and general maintenance expenses. Our rent expense increased by 1.9% compared to the year ended December 31, 2012 primarily due to additional rent resulting from senior living community capital improvements we sold to SNH since January 1, 2012, in accordance with the terms of the applicable leases.

        General and administrative expenses increased by 2.7% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increased costs incurred in connection with the preparation of our restated 2012 annual and 2013 first and second quarter financial statements and our 2013 third quarter financial statements, increased business management fees resulting from the increased size of our business, partially offset by lower costs associated with certain third party services.

        Our depreciation and amortization expense increased by 10.4% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

        Our interest, dividend and other income decreased by 11.4% for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to lower investable cash balances and lower yields realized on our investments.

        Our interest and other expense decreased by 16.6% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to our redemption of $12.4 million par value of the outstanding Notes and our repayment and subsequent termination of the bridge loan from SNH, or the Bridge Loan, in 2012 and our redemption of all of the $24.9 million principal amount of the Notes outstanding in July 2013.

        For the year ended December 31, 2013, we recognized tax expense from continuing operations of $1.9 million of which $1.1 million represents current state tax expense that is payable without regard to our tax loss carry forwards. The current year tax provision also includes a tax benefit of $1.5 million relating to a work opportunity tax credit program that expired in 2012 and which was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013. As prescribed by FASB ASC Topic 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted; and the total effect of the reinstatement of the work opportunity tax credit program relating to 2012 employee wages was recorded as a component of income tax expense in continuing operations during the first quarter of 2013. We also recognized in the year ended December 31, 2013 a tax benefit from discontinued operations of $3.5 million. As of December 31, 2013, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $81.6 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $15.3 million.

Discontinued operations:

        We recorded a loss from discontinued operations for the year ended December 31, 2013 of $5.8 million, compared to income of $11.7 million for the year ended December 31, 2012. The loss in the current period is primarily due to losses incurred at assisted living communities, SNFs and our rehabilitation hospitals that we have sold or expect to sell, which includes an impairment charge for long-lived assets of $4.2 million. Income from discontinued operations for the year ended December 31, 2012 is primarily due to the $23.3 million gain on sale that we recorded relating to the sale of our pharmacy business, partially offset by income tax expense of $5.4 million and losses we incurred at assisted living communities, SNFs and our rehabilitation hospital business that we have sold or expect to sell. The loss for the year ended December 31, 2013 is after giving effect to a tax benefit of $3.5 million that we recognized in that period related to our discontinued operations.

Key Statistical Data For the Years Ended December 31, 2012 and 2011

        The following tables present a summary of our operations for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
(dollars in thousands, except average monthly rate)	2012	2011	Change	%/bps Change
Senior living revenue	$1,074,333	$1,038,737	$35,596	3.4%
Management fee revenue	5,817	898	4,919	547.8%
Reimbursed costs incurred on behalf of managed communities	127,656	20,967	106,689	508.8%

Total revenue	1,207,806	1,060,602	147,204	13.9%
Senior living wages and benefits	(522,444)	(510,012)	(12,432)	(2.4)%
Other senior living operating expenses	(261,749)	(248,547)	(13,202)	(5.3)%
Costs incurred on behalf of managed communities	(127,656)	(20,967)	(106,689)	(508.8)%
Rent expense	(190,184)	(183,950)	(6,234)	(3.4)%
General and administrative expenses	(61,817)	(57,540)	(4,277)	(7.4)%
Depreciation and amortization expense	(24,480)	(19,160)	(5,320)	(27.8)%
Impairment of long-lived assets	—	(3,080)	3,080	100.0%
Gain on settlement	3,365	—	3,365	100.0%
Interest, dividend and other income	881	1,240	(359)	(29.0)%
Interest and other expense	(6,268)	(3,917)	(2,351)	(60.0)%
Acquisition related costs	(108)	(1,759)	1,651	93.9%
Gain on early extinguishment of debt	45	1	44	4400.0%
Gain (loss) on sale of available for sale securities	(19)	4,116	(4,135)	(100.5)%
(Provision) benefit for income taxes	(7,098)	58,389	(65,487)	(112.2)%
Equity in earnings of Affiliates Insurance Company	316	139	177	127.3%

Income from continuing operations	$10,590	$75,555	$(64,965)	(86.0)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	39	23	16	69.6%

Number of total communities(1)	250	234	16	6.8%

Total number of living units (end of period):
Owned and leased living units	22,972	22,972	—	—
Managed living units	6,678	3,415	3,263	95.5%

Number of total living units(2)	29,650	26,387	3,263	12.4%

Occupancy %	86.2%	86.0%	n/a	20 bps
Average monthly rate(3)	$4,382	$4,430	$(48)	(1.1)%
Percent of senior living revenue from Medicaid	11.2%	11.1%	n/a	10 bps
Percent of senior living revenue from Medicare	12.7%	14.6%	n/a	(190) bps
Percent of senior living revenue from private and other sources	76.1%	74.3%	n/a	180 bps

(1)
Excludes those senior living communities we have classified as discontinued operations.

(2)
Excludes 48 living units of one senior living community that has been temporarily closed for renovations.

(3)
Average monthly rate is calculated as total operating revenue divided by occupied units during the period, multiplied by 30 days.

Comparable communities (senior living communities that we have owned or leased and operated continuously since January 1, 2011):

	For the year ended December 31,
(dollars in thousands, except average monthly rate)	2012	2011	Change	%/bps Change
Senior living revenue	$1,023,752	$1,014,362	$9,390	0.9%
Senior living wages and benefits	(505,849)	(501,573)	(4,276)	(0.9)%
Other senior living operating expenses	(248,568)	(242,293)	(6,275)	(2.6)%
No. of communities (end of period)(1)	198	198	n/a	—
No. of living units (end of period)(2)	21,387	21,387	n/a	—
Occupancy %	85.9%	85.9%	n/a	—
Average monthly rate(3)	$4,509	$4,494	$15	0.3%
Percent of senior living revenue from Medicaid	11.7%	11.3%	n/a	40 bps
Percent of senior living revenue from Medicare	13.3%	14.9%	n/a	(160) bps
Percent of senior living revenue from private and other sources	75.0%	73.8%	n/a	120 bps

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

Year ended December 31, 2012 Compared to year ended December 31, 2011

        Our senior living revenue increased by 3.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily because we operated the 13 communities which we began operating in 2011 for a full year in 2012, partially offset by a 3.7% reduction in aggregate Medicare payment rates at our SNFs. Our senior living revenue at the communities that we operated continuously since January 1, 2011 through December 31, 2012, or our prior year comparable communities, increased 0.9% primarily due to an increase in Medicaid payment rates in certain states, partially offset by a slight decrease in occupancy and a 3.7% reduction in aggregate Medicare payment rates at our SNFs.

        Our management fee revenue and reimbursed costs at our managed communities increased significantly during the year ended December 31, 2012 due to an increase in the number of communities we managed from 23 to 39 during 2012 and because we managed the 23 communities for a full year in 2012 compared to a partial year in 2011. For the year ended December 31, 2012, we recorded approximately $5.8 million of management fee revenue and $127.0 million of reimbursed costs incurred at these communities.

        Our senior living wages and benefits increased 2.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily because we operated 13 communities which we began operating in 2011 for a full year in 2012 and because of wage increases at our current year comparable communities. Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by

5.3% because we operated 13 communities which we began operating in 2011 for a full year in 2012, and because of increased charges from various service providers, partially offset by a decrease in pharmacy expense and decreased utility costs as a result of mild weather experienced throughout the United States during the first quarter of 2012. Our senior living wages and benefits at our prior year comparable communities increased by 0.9% due primarily to wage increases. Our other senior living operating expenses at our prior year comparable communities increased by 2.6% primarily due to an increase in charges from various service providers, partially offset by a decrease in pharmacy expense and decreased utility costs as a result of mild weather experienced throughout the United States during the first quarter of 2012. Our rent expense increased by 3.4% compared to the year ended December 31, 2011 primarily due to the addition of six communities we began to lease during the second quarter of 2011 and our payment of additional rent for senior living community capital improvements purchased by SNH at our request since January 1, 2011.

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

        General and administrative expenses increased by 7.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to increased regional personnel and information technology costs resulting from our acquisitions of additional communities during 2012 and wage increases.

        Our interest, dividend and other income decreased by 29.0% for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to lower investable cash balances and lower yields realized on our investments.

        Our interest and other expense increased by 60.0% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to our assumption of four mortgage notes in connection with our acquisition of four senior living communities during the second and third quarters of 2011, interest paid on our Credit Facility and the Bridge Loan, partially offset by our purchase and retirement of $13.0 million par value of the outstanding Notes since January 1, 2011.

        For the year ended December 31, 2012, we recognized tax expense from continuing operations of $7.1 million, of which $1.2 million represents current state tax expense that is payable without regard to our tax loss carry forwards. During the fourth quarter of 2011 we evaluated the realizability of certain of our deferred tax assets, which include, among other things, our net operating losses and tax credits, and determined that it is more likely than not that we will realize the benefit of such deferred tax assets. As of December 31, 2012, our federal net operating loss carry forward, which will begin to expire in 2026 if unused, was approximately $72.8 million, and our tax credit carry forward, which will begin to expire in 2022 if unused, was approximately $11.7 million.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2013, we had $23.6 million of unrestricted cash and cash equivalents and $25.0 million and $114.4 million available to borrow under our Credit Agreement and our Credit Facility, respectively. We expect to use cash balances, borrowings under our Credit Agreement and our Credit Facility, and the cash flow from our operations to fund our operations, debt repayments, investments in and maintenance of our properties, including those which are not improvements that we may sell to SNH for increased rent pursuant to our leases with SNH, future property acquisitions and other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter. If, however, our occupancies decline from historic levels, the non-government rates we receive for our services decline or government reimbursement rates are reduced and we are unable to generate positive cash flow for an extended period, we expect that we would explore alternatives to fund our operations. Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our communities that are not subject to existing mortgages and issuing new equity or debt securities.

Available for Sale Securities

        We routinely evaluate our available for sale investments to determine if they have been impaired. If the book or carrying value of an investment is less than its estimated fair value and we expect that situation to continue for a more than a temporary period, we will record an "other than temporary impairment" loss in our consolidated statement of operations. We estimate the fair value of our available for sale investments by reviewing each security's current market price, the ratings of the security, the financial condition of the issuer, and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an "other than temporary impairment" if the quoted market price of the security is below the security's cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of an available for sale security is an "other than temporary impairment", we record a charge to earnings. We did not record an impairment charge for the years ended December 31, 2013, 2012 or 2011.

Assets and Liabilities

        Our total current assets at December 31, 2013 were $150.9 million, compared to $159.7 million at December 31, 2012. The decrease in our current assets at December 31, 2013 compared to December 31, 2012 primarily results from decreases in our assets of discontinued operations due to the sale of two SNFs we owned and impairment charges on our other assets held for sale. At December 31, 2013, we had cash and cash equivalents of $23.6 million compared to $24.6 million at December 31, 2012. The decrease in our cash and cash equivalents primarily results from using excess cash balances in our captive insurance program to invest in available for sale securities. Our current and long term liabilities were $198.5 million and $81.3 million, respectively, at December 31, 2013 compared to $203.0 million and $80.7 million, respectively, at December 31, 2012.

        We had net cash flows from continuing operations of $35.8 million for the year ended December 31, 2013 compared to $47.5 million for the year ended December 31, 2012. Acquisitions of property and equipment, on a net basis after considering the proceeds from sales of fixed assets to

SNH, were $29.1 million and $27.0 million for the years ended December 31, 2013 and 2012, respectively. During 2013 and 2012, we redeemed or purchased and retired a total of $24.9 million and $12.4 million, respectively, par value of the outstanding Notes for $24.9 million and $12.0 million, respectively, plus accrued interest.

Litigation Settlement

        On May 29, 2012, we entered into a settlement agreement, or the Settlement Agreement, with subsidiaries of Sunrise Senior Living Inc., or Sunrise, pursuant to which we agreed to settle our long running litigation with Sunrise, involving amounts charged by Sunrise to us for certain insurance programs for senior living communities managed by Sunrise for us. Pursuant to the Settlement Agreement, Sunrise paid us $4.0 million in cash and we recorded a gain of $3.4 million, net of legal fees, in our consolidated statements of operations.

Our Leases and Management Agreements with SNH

        As of December 31, 2013, we leased 187 senior living communities (including 10 that we have classified as discontinued operations) from SNH under four leases. Our total annual rent payable to SNH as of December 31, 2013 was $190.1 million, excluding percentage rent based on increases in gross revenues at certain properties. We paid approximately $5.1 million and $4.9 million in percentage rent to SNH for the years ended December 31, 2013 and 2012, respectively.

        Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH. During the year ended December 31, 2013, SNH reimbursed us $27.2 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent being increased by approximately $2.2 million.

        Since January 1, 2012, we have entered into several management agreements, pooling agreements and lease amendments with SNH and its affiliates. For more information regarding these activities and our leases and management agreements with SNH, see Note 14, which is incorporated herein by reference.

Our Revenues

        Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures and principal and interest payments on our debt.

        During the past several years, weak economic conditions throughout the country have negatively affected many entities both in and outside of our industry. These conditions have resulted in, among other things, a decrease in our communities' occupancy, and although the economy modestly continued to improve in 2013, it is unclear whether that improvement will continue or be sustained, in light of the modest, variable and unsteady economic improvements experienced since the end of the recent U.S. economic recession. Although many of the services that we provide are needs-driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of current economic circumstances.

        At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services. We derived approximately 23%, 24% and 26% of our consolidated revenues from continuing operations from these programs for each of the years ended December 31, 2013, 2012 and 2011, respectively.

        Our net Medicare revenues for services to senior living community residents from continuing operations totaled $132.8 million, $134.2 million and $149.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our net Medicaid revenues for services to senior living community residents from continuing operations totaled $116.2 million, $118.5 million and $113.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our net Medicare revenues from our rehabilitation hospitals, which are included in our discontinued operations, totaled $71.3 million, $71.1 million and $68.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our net Medicaid revenues from our rehabilitation hospitals, which are included in our discontinued operations, totaled $3.8 million, $3.3 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        CMS adopted a final rule that took effect on October 1, 2011, the effect of which was to reduce aggregate Medicare payment rates for SNFs by approximately 11.1%, or $3.87 billion, in federal fiscal year 2012. CMS updated Medicare payment rates for SNFs effective October 1, 2012, which CMS estimated increased aggregate Medicare payments for SNFs by 1.8%, or $670 million, in federal fiscal year 2013 compared to federal fiscal year 2012. On October 1, 2013, CMS updated Medicare payments to SNFs for federal fiscal year 2014, which CMS estimates will increase payments to SNFs by 1.3%, or approximately $470 million compared to federal fiscal year 2013. On July 31, 2014 CMS released a final rule that will take effect on October 1, 2014, to update Medicare payment rates to SNFs for federal fiscal year 2015, which CMS estimates will increase payments to SNFs by 2.0%, or approximately $750 million compared to federal fiscal year 2014. Since April 1, 2013, federal sequestration has reduced Medicare payments to our SNFs by 2%. Pursuant to current federal law, these 2% reductions will continue through 2024. Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. Some states in which we operate are experiencing challenging budgetary pressures. Some of these states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets. We cannot currently estimate the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our expenses, but they may be material and adverse to our operations and may affect our future results of operations. Similarly, we are unable to predict the impact on us of the reforms to insurance, payment systems and healthcare delivery systems contained in and to be developed pursuant to the ACA. Although expanded insurance availability may provide additional paying consumers for the services we provide, if the changes to be implemented under the ACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our costs, our future financial results could be adversely and materially affected.

        Medicare and Medicaid programs provided approximately 68%, 70% and 68% of our revenues from our rehabilitation hospitals, which are included in our discontinued operations, for the years ended December 31, 2013, 2012 and 2011, respectively. Effective October 1, 2011, CMS adopted a final rule that updated Medicare IRF PPS rates, which CMS estimated would result in an aggregate net increase of 2.2% in IRF Medicare payments for federal fiscal year 2012 compared to the prior federal fiscal year. CMS subsequently adopted updated Medicare payment rates for IRFs effective October 1, 2012, which increased aggregate Medicare payments to IRFs by 2.1% in federal fiscal year 2013 compared to the prior federal fiscal year. Effective October 1, 2013, CMS updated IRF Medicare payment rates for federal fiscal year 2014, which CMS estimates will increase aggregate IRF PPS payments by 2.3% compared to the prior federal fiscal year.

        In addition, our rehabilitation hospitals were required to satisfy the 60% Rule in order to be classified as an IRF by the Medicare program. Pursuant to the 60% Rule, at least 60% of a facility's inpatient population must require intensive rehabilitation services for at least one of CMS's 13 designated medical conditions. An IRF that fails to meet the requirements of the 60% Rule is subject to reclassification as a different type of healthcare provider, the effect of which would be to lower that IRF's Medicare payment rates. We believe that our IRFs were operated in compliance with the 60% Rule during the period in which we operated them; however, we can provide no assurance that CMS will not make a determination that we were non-compliant during this period. As previously noted, in the fourth quarter of 2013, we transferred our operations at our IRFs and affiliated clinics to third parties in connection with SNH's sale of those IRFs.

Insurance

        Increases over time in the costs of insurance, especially professional liability insurance, workers' compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self-insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase re-insurance for claims in excess of the self-insurance amounts. These increased costs may continue in the future. We, RMR and other companies to which RMR provides management services are the shareholders of an insurance company which has designed and reinsured a property insurance program in which we and the other shareholders participate. For more information about our existing insurance see "Business—Insurance" of this Annual Report on Form 10-K.

Discontinued Operations

        In 2011, we decided to offer for sale two SNFs we owned located in Michigan with a total of 271 living units. On April 30, 2013, we sold these two SNFs for an aggregate sales price of $8.0 million, which included as part of the sales price the prepayment by the buyer of the then outstanding $7.5 million of HUD mortgage debt that encumbered these SNFs.

        In August 2011, we agreed with SNH that SNH should sell one assisted living community we lease from SNH located in Pennsylvania with 103 living units. We and SNH are in the process of offering this assisted living community for sale and, if sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease.

        In September 2012, we completed the sale of our pharmacy business to Omnicare. We received $34.3 million in sale proceeds from Omnicare, which included $3.8 million in working capital. We recorded a pre-tax capital gain on sale of the pharmacy business of $23.3 million. In connection with the sale, Omnicare did not acquire the real estate we own associated with one pharmacy located in South Carolina. In July 2014, we sold this real estate for a sales price of $205,000. We recorded an asset impairment charge of $57,000 during the fourth quarter of 2013 to reduce the carrying value of this real estate to its estimated fair value, less costs to sell.

        In June 2013, we agreed with SNH that SNH would offer for sale 10 senior living communities we lease from SNH with 721 living units. Seven of these 10 communities with 578 living units are SNFs and three of these 10 communities with 143 living units are assisted living communities. In August 2013, SNH sold one of these communities, a SNF with 112 living units, for a sales price of $2.6 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $255,000, or 10% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease. In January 2014, SNH sold one of these communities, an assisted living community with 48 living units, for a sales price of $2.4 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $210,000, or 8.75% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease. In June 2014, SNH sold two of these communities, both of which are SNFs, with a combined total of 155 living units, for a sales price of $4.5 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $450,000, or 10% of the net proceeds of the sale to SNH, in accordance with the terms of the applicable lease. We recorded a $1.2 million asset impairment charge during the second quarter of 2013 to reduce the assets we own relating to these 10 communities to their estimated fair market values, less costs to sell.

        Also in June 2013, we decided to offer for sale one assisted living community we own with 32 living units.

        We can provide no assurance that we will be able to sell the senior living community that we are offering for sale, or that we and SNH will be able to sell the senior living communities we lease from SNH that are being offered for sale, or what the terms or timing of any sales may be.

        As of December 31, 2013, we and SNH completed the sale of the real estate and the transfer of operations at two rehabilitation hospitals and 13 out-patient clinics affiliated with those rehabilitation hospitals to unrelated third parties. We previously leased the rehabilitation hospitals from SNH and the out-patient clinics from others. As a result of this transaction, SNH received proceeds of approximately $90.0 million for the sale of the real estate associated with the rehabilitation hospitals, we retained certain net assets of approximately $9.6 million and our annual rent payable to SNH and others decreased by approximately $11.5 million. In 2013, we recorded losses of $2.2 million relating to closing costs and legal fees associated with this transaction and we incurred $2.6 million of non-cash asset impairment charges to reduce the fixed assets we owned which are related to the rehabilitation hospitals to their estimated fair market values.

        We have reclassified our consolidated balance sheets and our consolidated statements of operations for all periods presented in our financial statements to show the financial position and results of operations of our rehabilitation hospitals, pharmacies and the communities which have been sold or are expected to be sold as discontinued operations. Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Revenues	$151,600	$213,020	$251,604
Expenses	(154,578)	(218,565)	(253,430)
Impairment on assets	(4,153)	(644)	(4,358)
Benefit (provision) for income taxes	3,539	(5,441)	2,803
(Loss) gain on sale	(2,197)	23,347	—

Net (loss) income	$(5,789)	$11,717	$(3,381)

Contractual Obligations Table

        As of December 31, 2013, our contractual obligations from continuing and discontinued operations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long term debt obligations(1)	$37,620	$1,159	$2,536	$2,859	$31,066
Projected interest on long term debt obligations(2)	20,582	2,251	4,283	3,961	10,087
Operating lease obligations(3)	2,097,188	192,667	385,487	327,794	1,191,240
Continuing care contracts(4)	1,531	—	719	463	349
Accrued self-insurance obligations(5)	38,002	—	21,133	8,126	8,743
Purchase commitments(6)	1,034	552	419	63	—

Total	$2,195,957	$196,629	$414,577	$343,266	$1,241,485

(1)
Long term debt obligations consist of the amounts due under one Federal National Mortgage Association, or FNMA, and three Federal Home Loan Mortgage Corporation, or FMCC, mortgages.

(2)
Projected interest on long term obligations is interest attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or change in interest rates.

(3)
Operating lease obligations consist of the annual lease payments to SNH and HCP through the lease terms ending between 2017 and 2028. These amounts do not include percentage rent that may become payable under these leases.

(4)
Non-refundable resident continuing care contracts. See Note 2 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding these contracts.

(5)
Accrued self-insurance obligations reflected on our balance sheet are insurance reserves related to workers' compensation and professional liability insurance.

(6)
Purchase commitments consist of information technology related support and hosting contracts we have with unrelated third party vendors.

Debt Financings and Covenants

        As of December 31, 2013, we had no outstanding borrowings under our Credit Agreement and $35.0 million outstanding under our Credit Facility. On December 31, 2013, in connection with the transfer of our rehabilitation hospitals' operations, we reduced the borrowings available under our Credit Agreement to $25.0 million because the accounts receivable generated at the two rehabilitation hospitals were no longer available as collateral. As of December 31, 2013, we had $37.6 million aggregate principal amount of mortgage notes outstanding. Our Credit Agreement and Credit Facility require that we deliver quarterly and annual financial statements within the time periods specified within those agreements. The lenders under each of our Credit Agreement and Credit Facility have waived, until September 19, 2014, October 15, 2014, November 15, 2014 and December 15, 2014, respectively, any default arising from our not timely delivering our financial statements for the year ended December 31, 2013, the quarter ended March 31, 2014, the quarter ended June 30, 2014 and the quarter ended September 30, 2014, as required under those credit facilities. Our annual financial statements for the year ended December 31, 2013 are being delivered to our lenders contemporaneously with the filing of this Annual Report on Form 10-K. For more information regarding our debt financings and covenants, including terms governing those debt financings and their maturities, the redemption of the Notes in July 2013 and repayment of the Bridge Loan in full in April 2012, see Note 8 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Off Balance Sheet Arrangements

        We have pledged certain of our assets, such as accounts receivable, with a carrying value, as of December 31, 2013, of $13.4 million arising from our operation of 26 properties owned by SNH and leased to us to secure SNH's borrowings from its lender, FNMA. As of December 31, 2013, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

        We have relationships and historical and continuing transactions with our Directors, our executive officers, SNH, RMR, AIC and other companies to which RMR provides management services and others affiliated with them. For example: SNH is our former parent, our largest landlord and our largest stockholder and RMR provides management services to both us and SNH; we provide management services to SNH and to D&R Yonkers LLC, which is owned by SNH's executive officers and we manage a portion of a senior living community which D&R Yonkers LLC subleases from SNH in order to accommodate certain requirements of New York healthcare licensing laws; we, RMR, SNH and four other companies to which RMR provides management services each currently own approximately 14.3% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer, our Treasurer and Chief Financial Officer, and one of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management and shared services agreement. For further information about these and other such relationships and related person transactions, please see Note 14, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our leases, forms of management agreements and related pooling agreements and former Bridge Loan agreement with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.

        We believe that our agreements with SNH, RMR, D&R Yonkers LLC and AIC are on commercially reasonable terms. We also believe that our relationships with SNH, RMR, D&R Yonkers LLC and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Critical Accounting Policies

        Our critical accounting policies concern revenue recognition, our assessments of the net realizable value of our accounts receivable, reserves related to our self-insurance programs and our valuations of our goodwill, other intangibles and long-lived assets.

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

        Our policies for valuing accounts receivable involve significant judgments based upon our experience, including consideration of the age of the receivables, the terms of the agreements with our residents, their third party payers or other obligors, the residents' or payers' stated intent to pay, the residents' or payers' financial capacity and other factors which may include litigation or rate and payment appeal proceedings.

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

        We review goodwill annually during the fourth quarter, or more frequently, if events or changes in circumstances exist, for impairment. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount to fair value. We evaluate goodwill for impairment at the reporting unit level; our reporting units are equivalent to our operating segments. All of our goodwill is located in our senior living reporting unit. We evaluated goodwill for impairment by comparing the fair value of the senior living reporting unit, as determined by discounted cash flows and market approaches such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow analysis include expected future revenue growth, gross margins and our weighted average cost of capital. The key assumption in the market approach is the selection of guideline companies and the determination of earnings multiples. If the carrying value of the reporting unit exceeds our estimate of its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows as reflected in our baseline forecast may differ from actual cash flows due to, among other things, changes in economic conditions that adversely affect occupancy rates, reductions in government or third party reimbursement rates, changes to our business model or changes in operating performance affecting our gross margins. As a result of our annual goodwill impairment review, we believe that our goodwill was not impaired as of December 31, 2013.

        As of our evaluation date, the fair value of the senior living reporting unit exceeds its carrying value by approximately 6%. As of December 31, 2013, our carrying amount of goodwill was $25.3 million. The key variables that affect the cash flows of our senior living reporting unit are estimated revenue growth rates, estimated operating expenses excluding interest and taxes, estimated capital expenditures, growth rate assumptions and the weighted average cost of our capital. We select the revenue growth rate based on our view of the growth prospects of the senior living reporting unit considering expected occupancy rates and private pay and government and third party payment rates. Estimated operating expenses and capital expenditures are based upon our historical and expected future operations. These assumptions are subject to uncertainty, including uncertainties related to our ability to increase the reporting unit's revenue and improve its profitability. For the senior living reporting unit, relatively small declines in the future occupancy, payment rates or expenses and cash flows or small changes in other key assumptions may result in a goodwill impairment charges. Future events that could have a negative effect on the fair value of our senior living reporting unit include, but are not limited to:

  •
  Decreases in revenues due to decreases in occupancy or our rates,

  •
  Decreases in revenues and profitability at our senior living communities due to the inability of residents who pay for our services with their private resources to afford our services,

  •
  Future Medicare and Medicaid rate reductions and other changes from the ACA that impact our revenues,

  •
  Decreases in the reporting unit's gross margins and profitability due to increased labor or other costs, or our inability to successfully stabilize a newly acquired, leased or managed community's operations,

  •
  Increases in the weighted average cost of our capital including changes in market interest rates, and

  •
  Changes in the structure of our business as a result of changes in relationships with our related parties.

        Changes in one or more of these factors could result in an impairment charge.

        We review the carrying value of intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected undiscounted cash flows that our asset or asset groups are expected to generate. This process requires that estimates be made and if we misjudge or estimate incorrectly this could have a material effect on our financial statements. As a result of our intangibles and long-lived assets impairment review, we recorded $186,000 of impairment charges to our intangibles and long-lived assets related to our continuing operations as of December 31, 2013.

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

        In June 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. ASU 2014-09 aims to clarify the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. We are required to retrospectively adopt ASU 2014-09 for fiscal periods beginning after December 15, 2016 and are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

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

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our communities to increase in the future. In the longer term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

        There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own, lease or operate. We mitigate these risks by owning, leasing and operating a portfolio of properties which is geographically diversified and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such weather activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

        At December 31, 2013, our outstanding fixed rate debt consisted of the following (dollars in thousands, except per share data):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payments Due
Mortgages	$19,083	6.64%	$1,267	2023	Monthly
Mortgages	6,312	8.99%	567	2025	Monthly
Mortgages	2,858	6.36%	182	2028	Monthly
Mortgages	9,367	6.20%	581	2032	Monthly

	$37,620		$2,597

(1)
The principal balances, annual interest rates and annual interest expense are, or are determined based upon, the amounts stated in the applicable contracts. In accordance with generally accepted accounting principles in the United States, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed certain of these debts.

        Our mortgages require principal and interest payments through maturity pursuant to amortization schedules.

        Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above our per annum interest costs would increase or decrease by approximately $376,000.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would increase or decrease the fair value of those obligations by approximately $2.5 million and $2.2 million, respectively.

        Our mortgages generally contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date. Where prepayment is permitted, we are generally allowed to make prepayments only at a premium which is often designed to preserve a stated yield to the note holder. These prepayment rights may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

        At December 31, 2013, our floating rate debt consisted of $35.0 million outstanding under our Credit Facility and $0 outstanding under our Credit Agreement. On December 31, 2013, in connection with the transfer of our rehabilitation hospitals' operations, we reduced the borrowings available under our Credit Agreement to $25.0 million because the accounts receivable generated at the two rehabilitation hospitals were no longer available as collateral. Our Credit Facility matures in April 2015 and our Credit Agreement matures in March 2016. No principal repayments are required under our Credit Facility or our Credit Agreement prior to maturity, and prepayments may be made, and redrawn, subject to conditions, at any time without penalty. Borrowings under our Credit Facility and our Credit Agreement are in U.S. dollars and typically bear interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. In addition, upon renewal or refinancing of our Credit Facility or our Credit Agreement, we are vulnerable to increases in interest rate spreads due to market conditions or our perceived credit risk. A change in interest rates generally would not affect the value of debt outstanding under our Credit Facility and our Credit Agreement but would affect our operating results.

        The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2013 (dollars in thousands):

	Impact of Increase in Interest Rates
	Weighted Average Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact(1)
At December 31, 2013	3.05%	$35,000	$1,068	$0.02
100 basis point increase	4.05%	$35,000	$1,418	$0.03

(1)
Based on the diluted weighted average shares outstanding for the year ended December 31, 2013.

        The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2013 if we were fully drawn on our Credit Facility and our Credit Agreement (dollars in thousands):

	Impact of Increase in Interest Rates
	Weighted Average Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact(1)
At December 31, 2013	3.05%	$174,370	$5,318	$0.11
100 basis point increase	4.05%	$174,370	$7,062	$0.14

(1)
Based on the diluted weighted average shares outstanding for the year ended December 31, 2013.

        The foregoing table shows the impact of an immediate increase in the interest rates on our Credit Facility and Credit Agreement. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Facility or our Credit Agreement.

        Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, identified material weaknesses, described below, in our internal control over financial reporting as of December 31, 2013. As a result, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weaknesses described below.

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

        In connection with preparing this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in

Internal Control—Integrated Framework (1992 Framework) and concluded that our internal control over financial reporting was not effective as of December 31, 2013 because of the material weaknesses described below.

        We determined that we had a material weakness in our internal controls over accounting for income taxes, specifically; our internal controls did not provide for timely reconciliation and review of our income tax accounts. We also determined that we had a material weakness in our internal controls over accounts payable; specifically our internal controls did not provide for timely identification of certain incurred obligations. Further, we determined we had material weaknesses in our internal controls due to a lack of sufficient personnel with requisite accounting competencies and that we had an insufficient level of oversight in the financial statement close process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

        Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Their report appears elsewhere herein.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

        We are continuing to develop our remediation plan for the material weaknesses described above, which currently includes:

  •
  enhancing internal control over accounting for income taxes to include additional layers of review by qualified persons;

  •
  recruitment of additional experienced personnel for certain accounting positions;

  •
  restructuring of our accounting department; and

  •
  providing enhanced training for employees regarding our accounting policies and procedures.

        We have begun to implement this remediation plan while we are continuing to develop it. To date, we have:

  •
  added qualified and experienced personnel by filling a newly created senior level accounting position and hiring certain personnel who are qualified as certified public accountants;

  •
  engaged consultants to supplement our existing accounting staff and to provide additional layers of review by qualified persons; and

  •
  begun restructuring our accounting and tax functions.

        Successful remediation of the material weaknesses described above requires review and evidence of the effectiveness of the related internal control processes as part of our periodic assessments of our internal controls over financial reporting. As we continue to evaluate and work to enhance our internal control over financial reporting, we may determine that additional measures should be taken to address the material weaknesses described above or other control deficiencies, or that we should modify the remediation plan. We expect that the remediation of the material weaknesses described above will be completed by December 31, 2015.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Our charter provides that the number of Directors shall be determined by our Board of Directors. Currently, the number of our Directors is fixed at five. Our charter also provides that our Board of Directors shall be divided into three groups, with Directors in each group serving three-year terms.

        The following are the ages and recent principal occupations, as of September 15, 2014, of our Directors and executive officers. The business address of our Directors and executive officers is c/o Five Star Quality Care, Inc., 400 Centre Street, Newton, Massachusetts 02458. Included in each Director's biography below is an assessment of such Director based on the qualifications, attributes, skills and experience our Board of Directors has determined are important to be represented on our Board of Directors.

DIRECTORS

Donna D. Fraiche

Independent Director since 2010

Group/Term: Group II with a term expiring at our 2015 Annual Meeting of Stockholders

Age: 62

Board Committees: Audit; Compensation; Nominating and Governance (Chair)

Other Public Company Boards: Select Income REIT (since 2012)

Ms. Fraiche is a shareholder in, and serves as chair of the nominating and governance committee of, Baker, Donelson, Bearman, Caldwell & Berkowitz, PC and has practiced law in the Health Law and Public Policy departments of that firm since 2004. Previously, Ms. Fraiche practiced law with the firm now known as Locke Lord LLP in New Orleans. Ms. Fraiche is Chair of the Louisiana Health Care Commission and has previously served as President of the organization now known as the American Health Lawyers Association, Chair of the Long Term Community Planning Task Force and Health Care Committee of the Louisiana Recovery Authority, delegate of the Louisiana Recovery Authority to the Louisiana Health Care Redesign Collaborative, Chair of the Louisiana Office of State Planning Task Force and Chair of the Board of Trustees of Loyola University, among numerous other business and civic responsibilities. Ms. Fraiche has testified before Congressional and Senate committees on the structure of the hospital industry and the Gulf Coast's reconstruction efforts after hurricanes Katrina and Rita. Ms. Fraiche has also served on the adjunct faculty of Tulane University's School of Public Health and Administration and as a preceptor for its residency program in health management systems and has been widely published on the topics of healthcare and the Gulf Coast's reconstruction efforts. Ms. Fraiche also serves as Honorary Consul General for Japan in New Orleans.

Specific Qualifications, Attributes, Skills and Experience:

  •
  extensive experience in and knowledge of the healthcare industry;

  •
  professional legal skills;

  •
  many leadership roles and experiences, including her service in numerous public policy and civic leadership roles;

  •
  institutional knowledge gained through service on our Board of Directors for four years; and

  •
  qualifying as an Independent Director in accordance with the requirements of the NYSE and the SEC, and our Bylaws.

Bruce M. Gans, M.D.

Independent Director since 2001

Group/Term: Group III with a term expiring at our 2016 Annual Meeting of Stockholders

Age: 67

Board Committees: Audit; Compensation (Chair); Nominating and Governance; Quality of Care (Chair)

Other Public Company Boards: Hospitality Properties Trust (since 2009)

Dr. Gans has been Executive Vice President and Chief Medical Officer at the Kessler Institute for Rehabilitation since 2001. He is also a Professor of Physical Medicine and Rehabilitation at Rutgers University—New Jersey Medical School. Previously, Dr. Gans served as President and Chief Executive Officer of the Rehabilitation Institute of Michigan. In Dr. Gans's extensive academic career, he has served as professor of physical medicine and rehabilitation at a number of universities, in addition to his current position at Rutgers University—New Jersey Medical School. Dr. Gans is editor of a standard medical textbook on physical medicine and rehabilitation, which is now in its fifth edition, and he has written or co-authored more than forty articles in peer-reviewed publications and twenty-eight abstracts and has served on editorial boards for many medical journals, including serving currently as Associate Editor of the American Journal of Physical Medicine and Rehabilitation. Dr. Gans has testified before the Senate Committee on Veterans' Affairs and has been called on to serve on technical expert panels and to advise the Medicare Payment Advisory Commission, the independent congressional agency established in 1997 to advise the U.S. Congress on issues affecting the Medicare program. Dr. Gans has also served as President of the American Academy of Physical Medicine and Rehabilitation, a medical society with more than 7,500 members, and as a leader in numerous other professional organizations.

Specific Qualifications, Attributes, Skills and Experience:

  •
  demonstrated leadership capability, including through his service in many healthcare management, professional, academic and civic leadership positions;

  •
  business experience as the chief executive of a large medical organization;

  •
  extensive experience in and knowledge of the healthcare industry and healthcare public policy matters;

  •
  work on public company boards and board committees;

  •
  many academic and professional achievements;

  •
  institutional knowledge gained through service on our Board of Directors for thirteen years; and

  •
  qualifying as an Independent Director in accordance with the requirements of the NYSE and the SEC, and our bylaws.

Barbara D. Gilmore

Independent Director since 2004

Group/Term: Group I with a term expiring at our 2014 Annual Meeting of Stockholders

Age: 64

Board Committees: Audit (Chair); Compensation; Nominating and Governance; Quality of Care

Other Public Company Boards: TravelCenters of America LLC (since 2007); Government Properties Income Trust (since 2009)

Ms. Gilmore has served as a professional law clerk at the United States Bankruptcy Court, Central Division of the District of Massachusetts, since 2001. Ms. Gilmore was a partner of the law firm of Sullivan & Worcester LLP from 1993 to 2000, during which time she was appointed and served as trustee or examiner in various cases involving business finance matters. Ms. Gilmore is also a registered nurse and practiced and taught nursing for several years before attending law school and her practice at Sullivan & Worcester LLP included representation of businesses in the healthcare sector.

Specific Qualifications, Attributes, Skills and Experience:

  •
  experience in and knowledge of the healthcare industry;

  •
  professional skills and experience in legal, business finance and healthcare regulatory matters, and nursing;

  •
  work on public company boards and board committees;

  •
  institutional knowledge gained through service on our Board of Directors for ten years; and

  •
  qualifying as an Independent Director in accordance with the requirements of the NYSE and the SEC, and our bylaws.

Gerard M. Martin

Managing Director since 2001

Group/Term: Group II with a term expiring at our 2015 Annual Meeting of Stockholders

Age: 79

Board Committees: Quality of Care

Mr. Martin was the founder and Chairman of Greenery Rehabilitation Group, Inc., a company in the business of owning and operating nursing homes and health rehabilitation facilities, which was publicly owned and first listed on Nasdaq and then the NYSE between 1985 and 1993. Mr. Martin is the owner and Treasurer of North Atlantic Medical Services, Inc., a private company in the business of providing diagnostic cardiac, respiratory and oxygen services, equipment and products for the care of patients in their homes or medical facilities. Mr. Martin has also been a Director and Vice President of RMR Advisors Inc., or RMR Advisors, an SEC registered investment advisor since 2002 and a Director of RMR and its predecessors since 1986. Mr. Martin was also an Interested Trustee of RMR Real Estate Income Fund and its predecessor funds since shortly after their formation (the earliest of which was in 2002) and was an Interested Trustee of RMR Funds Series Trust from shortly after its formation in 2007 until its dissolution in 2009 (RMR Funds Series Trust, together with RMR Real Estate Income Fund and its predecessor funds, are collectively referred to herein as the "RMR Funds").

Specific Qualifications, Attributes, Skills and Experience:

  •
  extensive experience in and knowledge of the healthcare industry;

  •
  experience as an operator of nursing facilities;

  •
  extensive public company director service;

  •
  institutional knowledge gained through prior service on our Board of Directors for thirteen years and in key leadership positions with RMR; and

  •
  qualifying as a Managing Director in accordance with the requirements of our bylaws.

Barry M. Portnoy

Managing Director since 2001

Group/Term: Group I with a term expiring at our 2014 Annual Meeting of Stockholders

Age: 69

Other Public Company Boards: Hospitality Properties Trust (since 1995); Senior Housing Properties Trust (since 1999); RMR Real Estate Income Fund (and its predecessor funds) (since 2002); TravelCenters of America LLC (since 2006); Government Properties Income Trust (since 2009); Select Income REIT (since 2011); Equity Commonwealth (formerly CommonWealth REIT) (1986-2014)

Mr. Portnoy is an owner of RMR and of RMR Advisors. Mr. Portnoy has been an owner and a Director of RMR (and its predecessor) since its founding in 1986, a full time employee of RMR since 1997, the Chairman of RMR since 1998 and a Director and Vice President of RMR Advisors since 2002. Mr. Portnoy was an Interested Trustee of RMR Funds Series Trust from shortly after its formation in 2007 until its dissolution in 2009. Mr. Portnoy practiced law for many years as a partner in, and chairman of, a law firm until 1997.

Specific Qualifications, Attributes, Skills and Experience:

  •
  demonstrated leadership capability;

  •
  extensive experience in and knowledge of the senior living industry and commercial real estate;

  •
  leadership position with RMR;

  •
  extensive public company director service;

  •
  professional skills and expertise in, among other things, finance, legal and regulatory matters;

  •
  institutional knowledge gained through prior service on our Board of Directors and in key leadership positions with RMR; and

  •
  qualifying as a Managing Director in accordance with the requirements of our bylaws.

EXECUTIVE OFFICERS

Bruce J. Mackey Jr.

President and Chief Executive Officer since 2008

Age: 44

Mr. Mackey has been an Executive Vice President of RMR since 2011, a Senior Vice President of RMR from 2006 to 2011 and was Vice President of RMR from 2001 to 2006. Prior to 2001, he served in various capacities for RMR and its affiliates. Mr. Mackey is a certified public accountant. From 2001 until 2008, Mr. Mackey was our Treasurer and Chief Financial Officer.

Paul V. Hoagland

Treasurer and Chief Financial Officer since 2010

Age: 62

Mr. Hoagland has been a Senior Vice President of RMR since 2010. Mr. Hoagland was our Vice President—Finance from 2009 to 2010. Prior to that time, he served as Executive Vice President of Administration, Chief Financial Officer and Treasurer of Friendly's Corporation from 2003 until 2008.

R. Scott Herzig

Senior Vice President and Chief Operating Officer since 2012

Age: 45

Mr. Herzig served as Divisional Vice President of our Western Division from 2007 to 2012, and prior to that served as one of our regional directors of operations from 2000 to 2007.

Katherine E. Potter

Vice President, General Counsel and Assistant Secretary since 2012

Age: 38

Ms. Potter has practiced law for over ten years, specializing in corporate, securities, mergers and acquisitions, corporate governance and other transactional matters. Ms. Potter was an associate at the law firm of Sullivan & Worcester LLP from 2005 to 2011, and was an attorney at the law firm of Burns & Levinson LLP from 2011 to 2012.

        There are no family relationships among any of our Directors or executive officers. Our executive officers serve at the discretion of our Board of Directors.

        RMR is a privately owned company that provides management services to public and private companies, including us, Government Properties Income Trust, Hospitality Properties Trust, Select Income REIT, SNH and TravelCenters of America LLC. Government Properties Income Trust is a publicly traded REIT that primarily invests in properties that are majority leased to government tenants. Hospitality Properties Trust is a publicly traded REIT that primarily owns hotels and travel centers. Select Income REIT is a publicly traded REIT that primarily owns single tenant office and industrial properties and leased lands in Hawaii. SNH is a publicly traded REIT that primarily owns senior living properties and medical office buildings. TravelCenters of America LLC is a publicly traded real estate based operating company in the travel center and convenience store businesses. RMR Advisors, an affiliate of RMR, is an SEC registered investment adviser to the RMR Funds, which are or were investment companies registered under the Investment Company Act of 1940, as amended. Because certain of our officers and Directors also serve as officers, directors or trustees of RMR and of the foregoing entities, RMR and these entities may be considered to be our affiliates. RMR also provides management services to Equity Commonwealth, a publicly traded REIT that primarily owns office buildings; however, none of the principals or officers of RMR serve as officers, directors or trustees of Equity Commonwealth, and we do not consider Equity Commonwealth to be our affiliate.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Our executive officers, Directors and certain persons who own more than 10% of our outstanding common shares are required by Section 16(a) of the Exchange Act and related regulations:

  •
  to file reports of their ownership of our common shares with the SEC and the NYSE; and

  •
  to furnish us with copies of the reports.

        We received written representations from each such person who did not file an annual statement on Form 5 with the SEC that no Form 5 was due. Based on our review of the reports and representations, we believe that all Section 16(a) reports were filed timely in 2013.

CODE OF BUSINESS CONDUCT AND ETHICS

        We have adopted a Code of Business Conduct and Ethics. Our stockholders, Directors, executive officers and persons involved in our business can ask questions about our Code and other ethics and compliance issues, or report potential violations as follows: by writing to the Director of Internal Audit at Five Star Quality Care, Inc., Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458; by calling toll-free (866) 230-1286; by e-mailing Internal.Audit@5sqc.com; or by filling out a report by visiting our website, www.fivestarseniorliving.com, clicking "Investor Relations", clicking "Governance" and then clicking "Reporting Compliance & Governance Concerns".

DIRECTOR NOMINATION PROCESS

        There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors as described in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders filed with the SEC on February 21, 2013.

AUDIT COMMITTEE

        Our Board of Directors has a standing Audit Committee which was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised solely of our Independent Directors: Donna D. Fraiche, Bruce M. Gans, M.D. and Barbara D. Gilmore. Ms. Gilmore serves as Chair of the Audit Committee. Each member of the Audit Committee meets the independence requirements of the NYSE, the Exchange Act and our Governance Guidelines. Each member of the Audit Committee is financially literate, knowledgeable and qualified to review financial statements. Our Board of Directors has determined that Ms. Gilmore is the Audit Committee's "financial expert" and is independent as defined by the rules of the SEC and the NYSE. Our Board of Directors' determination that Ms. Gilmore is the Audit Committee's financial expert was based upon her experience as: (i) a member of our Audit Committee and the audit committees of other publicly owned companies; (ii) a professional bankruptcy court law clerk; and (iii) a trustee or examiner in various bankruptcy cases involving business finance matters.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Overview

        This Compensation Discussion and Analysis provides a detailed description of our executive compensation philosophy and programs, the compensation decisions our Compensation Committee made under those programs in 2013 and the factors which impacted those decisions. This Compensation Discussion and Analysis discusses the compensation of our "named executive officers" for 2013, who are the officers for whom compensation disclosure is required to be made in this Annual Report on Form 10-K under SEC rules. For 2013, our named executive officers were:

Name	Title
Bruce J. Mackey Jr.	President and Chief Executive Officer
Paul V. Hoagland	Treasurer and Chief Financial Officer
Scott Herzig	Senior Vice President and Chief Operating Officer
Katherine E. Potter	Vice President and General Counsel

Compensation Philosophy and Process

        Our compensation program is designed to help us achieve our business objectives, which include increasing, on a long-term basis, the value of us by improving our financial and operating performance, improving our competitive position within our industry and managing risks facing us.

        Individual performance is an important factor in determining each element of compensation. Our Compensation Committee determines the compensation of our Chief Executive Officer and Chief Financial Officer and determines the amount and terms of share grants to all of our executive officers. Our Compensation Committee recommends to our Board of Directors and our Board of Directors determines all compensation, other than share grants, for our executive officers other than our Chief Executive Officer and Chief Financial Officer. There is no formulaic approach to the determinations of an executive officer's compensation; these determinations are made in the discretion of our Compensation Committee and our Board of Directors. Determinations of an executive officer's compensation are also not made as a direct result of benchmarking compensation against that of other companies.

        Our Compensation Committee and our Board of Directors believe it is important to further align the interests of our executive officers with those of our stockholders and therefore have determined that a significant portion of each executive officer's annual compensation will be paid in the form of share awards that vest subject to continued employment over a period of at least four years from the date of grant. Our Compensation Committee and our Board of Directors also believe that performance of our executive officers is improved by paying a substantial portion of each executive officer's cash compensation as an annual bonus. Our Compensation Committee and our Board of Directors currently limit the annual base salaries of our executive officers and utilize changes in annual cash bonus amounts as the primary mechanism for effecting annual compensation adjustments for our executive officers.

        The primary factor considered by our Compensation Committee and our Board of Directors when determining discretionary compensation for our executive officers is the historical cash and equity compensation paid to each executive officer and to our other executive officers with similar responsibilities. However, our Compensation Committee and our Board of Directors also consider, among other things, the executive officer's:

  •
  accomplishments during the year;

  •
  ability to identify areas for our improvement and to achieve benefits from those improvements;

  •
  quality of decisions made;

  •
  ability to lead employees both in routine activities and in special projects;

  •
  change in performance as compared to the prior year;

  •
  perceived potential for future development and for assuming additional or alternative duties in the future;

  •
  background, training, education and experience; and

  •
  specific areas of expertise and value to us, and the likelihood that we could find a suitable replacement on a timely and cost effective basis.

        In addition to the consideration of the various factors described in the preceding paragraphs, our Compensation Committee and our Board of Directors consider available compensation data for public companies that are engaged in businesses similar to our business or that possess size or other characteristics that are similar to us. In order to obtain a general understanding of current trends in compensation practices and ranges of amounts being awarded by other public companies, we compiled and reviewed comparative data regarding compensation paid by a group of public companies in the senior living industry.(1)

        Because the primary factor considered by our Compensation Committee and our Board of Directors is the historical compensation paid to each individual executive officer and to other executives with similar responsibilities, our Compensation Committee and our Board of Directors believe that our compensation philosophy with respect to our executive officers helps limit incentives for management to take excessive risk for short-term benefit.

Details of 2013 Compensation Process

        In September 2013, Dr. Gans, the Chair of our Compensation Committee, met with Mr. Barry Portnoy, one of our Managing Directors, Mr. Adam Portnoy, President and Chief Executive Officer of RMR, and the chairs of the compensation committees of the other public companies for which RMR provides services. RMR provides management services to us, Equity Commonwealth, Government Properties Income Trust, Hospitality Properties Trust, Select Income REIT, SNH and TravelCenters of America LLC. The purposes of this meeting were, among other things, to discuss compensation philosophy regarding potential share grants to be made by us and to consider the compensation payable to our Director of Internal Audit (who provides services to us and to other companies to which RMR provides management services), as well as to consider the allocation of internal audit and related services costs among us and other companies to which RMR provides such services.

        At Compensation Committee meetings in November and December 2013, our Compensation Committee conducted a review of executive and employee compensation and considered recommendations arising from the September 2013 meeting, recommendations provided by management and other factors such as: (i) the amount of cash compensation historically paid to each executive officer; (ii) the amounts and value of historical share awards made to each executive officer; (iii) the amounts of cash compensation and share awards paid to persons with similar levels of responsibility; (iv) the then current market prices of our common shares; (v) the performance of each executive officer during 2013; (vi) each executive officer's expected future contributions to us; (vii) each executive officer's relative mix of cash and noncash compensation; (viii) the comparative data about executive compensation trends and amounts that was assembled for management by an independent compensation consulting firm; and (ix) our financial position and operating performance in the past year and our perceived future prospects. Our Compensation Committee did not engage a compensation consultant to participate in the determination or to make recommendations of the amounts or form of compensation for our executive officers. Messrs. Mackey, Hoagland and Herzig and Ms. Potter participated in parts of the Compensation Committee meetings with regard to consideration of compensation generally, but they left the applicable meeting and did not participate in the Compensation Committee's determination and recommendation of their compensation. Messrs. Mackey and Hoagland participated in part of the consideration of the compensation of other officers and Mr. Mackey also participated in part of the consideration of Mr. Hoagland's compensation. Mr. Barry Portnoy participated in parts of the Compensation Committee meetings, but left the applicable meeting and did not participate in the final decisions and recommendations made by our Compensation Committee. All members of our Board of Directors participated in the Board of Directors' decisions on compensation which were not determined by our Compensation Committee.

(1)
This group of companies was comprised of Kindred Healthcare, Inc.; Emeritus Corporation; Capital Senior Living Corporation; Ensign Group, Inc.; National HealthCare Corporation; Brookdale Senior Living Inc.; and Extendicare, Inc.

Compensation Components

        The mix of base salary, cash bonus and equity compensation that we pay to our executive officers varies depending on the executive officer's position and responsibilities with us. Our Compensation Committee does not follow a set formula or specific guidelines in determining how to allocate the compensation components for our executives.

        The components of the compensation packages of our executive officers are as follows:

Base Salary

        Base salaries are reviewed annually and adjusted, if appropriate, on a subjective basis based upon consideration of a number of factors including, but not limited to, the individual performance factors described above, as well as: (i) the historical amount paid to each executive officer; (ii) a comparison of the executive officer's pay to that of other individuals within our company and the relative responsibilities, titles, roles, experiences and capabilities of such other individuals; (iii) the comparative data about executive compensation trends and amounts that was assembled for management by an independent compensation consulting firm; (iv) our financial position and operating performance throughout the relevant year; and (v) for officers other than our Chief Executive Officer and Chief Financial Officer, an evaluation of the officers' performance provided by Messrs. Mackey and Hoagland. In 2013, we continued our practice of limiting the annual base salaries of our executive officers to a maximum of $300,000. In December 2013, our Compensation Committee also determined to maintain the annual base salary for 2014 for each of Messrs. Mackey and Hoagland, and our Board of Directors determined to increase the annual base salary for 2014 for each of Mr. Herzig and Ms. Potter from $275,000 to $300,000.

Annual Bonus and Share Award Plan

        Each of our executive officers is eligible to receive an annual cash bonus and share award. There is no formulaic approach used in determining the amount of these annual cash and share awards. The cash bonus and share awards are determined on a subjective basis by our Compensation Committee and our Board of Directors, as the case may be, based upon consideration of a number of factors, which include the factors taken into account in connection with the base salary determinations discussed above. In addition, in determining cash bonus and share awards for our executive officers, our Compensation Committee and our Board of Directors also consider the recommendations of the Chair of our Compensation Committee, Dr. Gans, following his meeting with Messrs. Portnoy and the chairs of the compensation committees of other public companies for which RMR provides services. In light of the limitations imposed on the annual base salaries of our executive officers that are described above, changes in annual cash bonus amounts are the primary mechanism for effecting annual compensation adjustments for our executive officers. For bonus amounts paid to our executive officers for 2013, there were no bonus targets established. In addition, no bonus targets have been established for purposes of bonus amounts that may be paid to our executive officers in 2014.

        For 2013, our Compensation Committee awarded Mr. Mackey a bonus of $650,000 in cash and also awarded him 75,000 of our common shares that will vest in five equal annual installments beginning on the grant date. The shares awarded had a value at the grant date of $339,750; the vested portion of the share award was therefore $67,950 as of the grant date. In making this cash bonus and this share award, our Compensation Committee considered, among other things, Mr. Mackey's performance in continuing the integration of senior living communities that we acquired with our existing communities; his role in managing capital and operating expenditures in relation to the prevailing business levels in order to conserve liquidity; his role in expanding and transacting management arrangements for senior living communities that we manage; his role in managing the rate we charge our residents and reducing some of our operating expenses; his role in structuring and negotiating transactions for us, including the transfer of our rehabilitation hospital operations, the extension of our $35.0 million credit facility and the renewal of our leases with HCP with a future purchase option for those leased properties; his role in positioning us to operate and compete in the face of reductions in governmental reimbursement rates and increasing governmental budgetary constraints (including pursuing private pay revenue sources for us); his role in effectively managing our cash reserves and debt, including our redemption of our convertible notes; his role in identifying, pursuing and completing sales of properties; his role in transitioning senior management; his role in developing new and enhancing marketing programs and leveraging our competitive strengths to maintain and grow our business and position us for future growth; his role in our development of clinical initiatives and systems that help to improve the overall clinical outcomes of our residents and patients; his role in our development of customer service initiatives that help to improve the overall satisfaction of our residents and patients; and his role in overseeing our regulatory compliance. Our Compensation Committee determined that the share award would vest over time to ensure a continuing commonality of interest between Mr. Mackey and our stockholders, to provide Mr. Mackey with an incentive to remain with us to earn the unvested portion of the award and to encourage appropriate levels of risk taking in his decisions affecting our business in the short-term and in the long-term.

        The annual cash bonus for Mr. Hoagland was determined by our Compensation Committee after consideration of the same criteria described above with regard to Mr. Mackey as applied to Mr. Hoagland's performance and after consideration of the other matters noted above, as applicable, that our Compensation Committee considers in determining compensation generally. The annual cash bonuses for our executive officers, other than Messrs. Mackey and Hoagland, were recommended by our Compensation Committee and approved by our Board of Directors based upon the consideration and evaluation of each executive's performance and level of total compensation as well as the other matters noted above with regard to the compensation paid to Messrs. Mackey and Hoagland. These considerations included, but were not limited to, each executive officer's level of total compensation and our financial and operating performance during 2013.

        Because at least 80% of Messrs. Mackey's and Hoagland's business time is devoted to services to us, 80% of Messrs. Mackey's and Hoagland's total cash compensation (that is, the combined base salary and cash bonus paid by us and RMR) was paid by us and the remainder was paid by RMR. Messrs. Mackey and Hoagland are also eligible to participate in certain RMR benefit plans.

        We made equity awards under the Share Award Plan to our executive officers and others based upon factors that our Compensation Committee considered relevant to align the interests of the persons to whom awards were made with our business objectives, which include, but are not limited to, increasing, on a long-term basis, the value of us by improving our prospects, competitive position within our industry and financial and operating performance, managing risks facing us, as well as achieving strategic initiatives and objectives. In addition to the award of our common shares made to Mr. Mackey during 2013, our Compensation Committee awarded our common shares to each of our other executive officers who were employed by us at the grant date. These awards ranged in size and value from 15,000 common shares, having a grant date value of $67,950, to 35,000 common shares, having a grant date value of $158,550. In determining the size of each share award, our Compensation Committee considered the responsibilities of the executive, the prior year's share grant, the relation of the size of the award to the size of the share award made to Mr. Mackey and other factors, including their past and expected future performances and cash bonuses, the total value of the granted shares relative to the value of past grants, 2013 annual cash salaries, the executive officer's tenure with us and our operational results during 2013. In each case, our Compensation Committee determined that the share awards would vest in five equal annual installments for those other executive officers, in each case with the first tranche being vested on the date of the grant, to ensure a continuing commonality of interest between the recipients and our stockholders, to provide our executives with an incentive to remain with us to earn the unvested portion of the award and to encourage appropriate levels of risk taking in their long-term decisions affecting our business.

Other Benefits

        Our executive officers are entitled to participate in our benefit plans on the same terms as our other employees. These plans include medical, dental and life insurance plans and a defined contribution retirement plan.

All Other Payments

        The Summary Compensation Table below includes a column for amounts described as "All Other Compensation". Such amounts reflect the portion of executive life insurance premiums and accidental death and disability insurance premiums paid by us.

Say on Pay Results

        Our current policy, consistent with the prior vote of our stockholders, is to provide stockholders with an opportunity to approve, on an advisory basis, the compensation of our named executive officers each year at our Annual Meeting of Stockholders. In evaluating our compensation process for 2013, our Compensation Committee generally considered the results of the advisory vote of our stockholders on the compensation of our executive officers named in the proxy statement for our 2013 Annual Meeting of Stockholders. Our Compensation Committee noted that approximately 85% of votes cast approved the compensation of our named executive officers as described in our 2013 proxy statement. Our Compensation Committee considered these voting results as supportive of the committee's general executive compensation practices, which have been consistently applied since that prior vote of our stockholders on our executive compensation.

COMPENSATION COMMITTEE REPORT

        Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2013.

Bruce M. Gans, M.D., Chair Donna D. Fraiche Barbara D. Gilmore

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Our Compensation Committee is comprised entirely of our three Independent Directors listed above. No member of our Compensation Committee is a current, or during 2013 was a former, officer or employee of ours. During 2013, no member of our Compensation Committee had a relationship that must be described under SEC rules relating to disclosure of related person transactions. In 2013, none of our executive officers served (i) on the compensation committee of any entity that had one or more of its executive officers serving on our Board of Directors or our Compensation Committee, or (ii) on the board of directors or board of trustees of any entity that had one or more of its executive officers serving on our Compensation Committee. Members of our Compensation Committee serve as independent directors or independent trustees and compensation committee members of other public companies to which RMR provides management services.

EXECUTIVE COMPENSATION

        The following tables, narratives and footnotes discuss the compensation of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel during 2013, who are our named executive officers. The compensation information for the persons included in the compensation tables are for services rendered to us and our subsidiaries and do not include information regarding any compensation received by such persons for services rendered to RMR.

2013 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	All Other Compensation ($)**	Total ($)
Bruce J. Mackey Jr.	2013	$300,000	$650,000	$339,750	$946	$1,290,696
President and Chief	2012	300,000	635,000	369,000	964	1,304,964
Executive Officer	2011	300,000	575,000	163,500	1,129	1,039,629
Paul V. Hoagland	2013	300,000	290,000	158,550	946	749,496
Treasurer and Chief	2012	275,000	265,000	172,200	937	713,137
Financial Officer	2011	237,500	210,000	76,300	1,064	524,864
Scott Herzig(1)	2013	275,000	200,000	158,550	923	634,473
Senior Vice President and	2012	271,810	110,000	49,200	721	431,731
Chief Operating Officer
Katherine E. Potter(2)	2013	275,000	175,000	67,950	923	518,873
Vice President and	2012	215,713	150,000	73,800	871	440,384
General Counsel

*
Represents the grant date fair value of shares granted in 2013, 2012 and 2011, as applicable, compiled in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation." No assumptions are used in this calculation.

**
Reflects the portion of executive officer life insurance premiums and accidental death and disability insurance premiums that we paid.

(1)
Mr. Herzig became our Senior Vice President and Chief Operating Officer on September 4, 2012. Mr. Herzig's compensation for 2012 attributable to his services to us prior to becoming Senior Vice President and Chief Operating Officer is included in the compensation amounts listed for him.

(2)
Ms. Potter became our Vice President and General Counsel on February 27, 2012.

2013 Grants of Plan Based Awards

        Share awards granted by us to our named executive officers in 2013 provide that one fifth of each award vests on the grant date and one fifth vests on each of the next four anniversaries of the grant date. In the event a recipient who has been granted a share award ceases to perform duties for us or ceases to be an officer or an employee of RMR or any company that RMR manages during the vesting period, at our option, we may repurchase the common shares that have not yet vested for nominal consideration. Holders of vested and unvested shares awarded under the Share Award Plan are eligible to receive distributions that we make, if any, on our shares on the same terms as other holders of our common shares.

        The following table shows shares granted in 2013, including vested and unvested grants.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards*
Bruce J. Mackey Jr.	12/11/2013	75,000	$339,750
Paul V. Hoagland	12/11/2013	35,000	158,550
Scott Herzig	12/11/2013	35,000	158,550
Katherine E. Potter	12/11/2013	15,000	67,950

*
Equals the number of shares multiplied by the closing price on the date of grant, which is also the grant date fair value under FASB ASC Topic 718. No assumptions are used in this calculation.

2013 Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Year Granted	Number of Shares or Units of Stock That Have Not Vested (#)*	Market Value of Shares or Units of Stock That Have Not Vested ($)**
Bruce J. Mackey Jr.	2013	60,000	$329,400
	2012	45,000	247,050
	2011	30,000	164,700
	2010	12,000	65,880
Paul V. Hoagland	2013	28,000	153,720
	2012	21,000	115,290
	2011	14,000	76,860
	2010	6,000	32,940
Scott Herzig	2013	28,000	153,720
	2012	6,000	32,940
	2011	3,200	17,568
	2010	1,500	8,235
Katherine E. Potter	2013	12,000	65,880
	2012	9,000	49,410

*
The shares granted in 2013 were granted on December 11, 2013; the shares granted in 2012 were granted on November 19, 2012; the shares granted in 2011 were granted on November 22, 2011; and the shares granted in 2010 were granted on November 22, 2010.

**
Equals the number of shares multiplied by the closing price of our common shares on December 31, 2013.

2013 Stock Vested

        The following table shows share grants that vested in 2013, including shares granted in prior years.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)*
Bruce J. Mackey Jr.	69,000	$332,010
Paul V. Hoagland	27,000	129,510
Scott Herzig	13,100	61,539
Katherine E. Potter	6,000	28,260

*
Equals the number of shares multiplied by the closing price on the 2013 dates of vesting of grants made in 2013 and prior years.

Potential Payments upon Termination or Change in Control

        From time to time, we have entered into arrangements with former employees of ours or RMR in connection with the termination of their employment with us or RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the Share Award Plan and, in certain instances, payments for future services to us as a consultant or part time employee and continuation of health care and other benefits. Although we have no formal policy, plan or arrangement for payments to employees of ours or RMR in connection with their termination of employment with us or RMR, we may in the future provide on a discretionary basis for similar payments depending on various factors we then consider relevant and if we believe it is in our best interests to do so.

        On December 11, 2013, our Compensation Committee approved grants of 75,000 common shares to Mr. Bruce Mackey, 35,000 common shares to each of Messrs. Paul Hoagland and Scott Herzig and 15,000 common shares to Ms. Katherine Potter. These grants were valued at $4.53 per common share, the closing price of our common shares on the NYSE on the date of grant, and were made under the Share Award Plan. The award letter for each of these grants provides for vesting of the common shares in five equal installments beginning on the date of grant and acceleration of vesting of all share grants (including those previously awarded) upon the occurrence of (i) a change in control of us, or a Change in Control, or (ii) RMR ceasing to be the manager or shared services provider to us, or a Termination Event.

        The following table describes the potential payments to our named executive officers upon a Change in Control or Termination Event as of December 31, 2013.

Name	Number of Shares Vested Upon Change in Control or Termination Event (#)	Value Realized on Change in Control or Termination Event as of December 31, 2013 ($)*
Bruce J. Mackey Jr.	147,000	$807,030
Paul V. Hoagland	69,000	378,810
Scott Herzig	38,700	212,463
Katherine E. Potter	21,000	115,290

*
Equals the number of shares multiplied by the closing price of our common shares on December 31, 2013.

 DIRECTOR COMPENSATION

        The Compensation Committee is responsible for reviewing and determining the grants of our common shares awarded to our Directors and making recommendations to our Board of Directors regarding cash compensation paid to our Directors for Board, committee and committee chair services. Under our Compensation Committee's Charter, the committee is authorized to engage consultants or advisors in connection with its review and analysis of Director compensation, though it did not engage any consultants or advisors in 2013 with respect to Director compensation. Our Managing Directors do not receive cash compensation for their services as Directors but do receive grants of our common shares. The number of our common shares granted to each of our Managing Directors is the same as the number granted to each our Independent Directors.

        All of our Directors receive compensation in common shares to further align the interests of our Directors with those of our stockholders. In determining the amount and composition of each of our Director's compensation, our Compensation Committee takes various factors into consideration, including, but not limited to, the responsibilities of our Directors generally, as well as for service on committees and as committee chairs, and the forms of compensation paid to directors or trustees by comparable companies, including the compensation of directors and trustees of other companies managed by RMR. Our Board of Directors reviews our Compensation Committee's recommendations regarding Director cash compensation and determines the amount of such compensation.

2013 Annual Compensation

        After giving effect to the changes approved by our Board of Directors on May 16, 2013, each of our Independent Directors receives an annual fee of $35,000 for services as a Director, plus a fee of $1,000 for each meeting attended (prior to such date the meeting fee was $750). Up to two $1,000 fees (or, if prior to May 16, 2013, two $750 fees) are paid to each of our Independent Directors if a Board of Directors meeting and one or more Board of Directors committee meetings are held on the same date. In addition, each of our Directors received a grant of 7,500 of our common shares in 2013.

        Each of our Independent Directors who served as a committee chair of our Audit, Compensation, Nominating and Governance and Quality of Care Committees received an additional annual fee of $17,500, $7,500, $7,500 and $17,500, respectively. Our Directors are reimbursed for out of pocket costs they incur from attending continuing education programs and for travel expenses incurred in connection with their service as Directors.

        The following table details the total compensation of our Directors for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)**	Stock Awards ($)***	All Other Compensation ($)	Total ($)
Donna D. Fraiche	$62,750	$36,450	$—	$99,200
Bruce M. Gans, M.D.	83,750	36,450	—	120,200
Barbara D. Gilmore	76,250	36,450	—	112,700
Gerard M. Martin*	—	36,450	—	36,450
Barry M. Portnoy*	—	36,450	—	36,450

*
Managing Directors do not receive cash compensation for their services as Directors.

**
The amounts reported in the Fees Earned or Paid in Cash column reflect the cash fees earned by each Independent Director. In addition to the $35,000 annual cash fee, each of Ms. Fraiche, Dr. Gans and Ms. Gilmore earned an additional $7,500, $25,000 and $17,500, respectively, for service as a committee chair in 2013. Ms. Fraiche, Dr. Gans and Ms. Gilmore earned an additional $20,250, $23,750 and $23,750, respectively, in fees for meetings attended in 2013.

***
Equals the number of shares multiplied by the closing price of our common shares on the grant date. This is also the compensation cost for the award recognized by us for financial reporting purposes pursuant to FASB ASC Topic 718. No assumptions are used in this calculation. All share grants to Directors vest at the time of grant.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

        We may grant options and common shares to our officers, employees and other individuals who render services to us, under the Share Award Plan. In addition, each of our Directors received 7,500 shares in 2013 under the Share Award Plan as part of his or her annual compensation for serving as a Director. The terms of grants made under the Share Award Plan are determined by the Compensation Committee of our Board of Directors at the time of the grant. The following table is as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders—Share Award Plan	None	None	414,190	(1)
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	414,190

(1)
Pursuant to the terms of the Share Award Plan, in no event shall the number of common shares issued under the Share Award Plan exceed 3,000,000.

OWNERSHIP OF EQUITY SECURITIES

Directors and Executive Officers

        The following table sets forth information regarding beneficial ownership of our common shares by each Director, each individual named in the 2013 Summary Compensation Table above and our Directors and executive officers as a group, all as of September 15, 2014. Unless otherwise noted, voting power and investment power in our common shares are exercisable solely by the named person.

Name and Address*	Aggregate Number of Shares Beneficially Owned	Percent of Outstanding Shares**	Additional Information
Bruce J. Mackey Jr.	516,017.771	1.1%
Barry M. Portnoy	201,622.855	Less than 1%

SNH owns 4,235,000 of our common shares. In his capacity as a managing trustee of SNH and as Chairman, a director and majority beneficial owner of RMR, Mr. Barry Portnoy may also be deemed to beneficially own (and have shared voting and dispositive power over) the 4,235,000 common shares beneficially owned by SNH, but Mr. Barry Portnoy disclaims such beneficial ownership.

Gerard M. Martin	201,622	Less than 1%	Includes 12,372 common shares owned by a corporation of which Mr. Martin is the president and in that position exercises voting and investment power over those 12,372 shares.
Paul V. Hoagland	145,000	Less than 1%
Scott Herzig	78,909	Less than 1%
Barbara D. Gilmore	73,251	Less than 1%	Includes 10,000 common shares owned by Ms. Gilmore's husband. Ms. Gilmore disclaims beneficial ownership of these shares, except to the extent of her pecuniary interest in the shares.
Bruce M. Gans, M.D.	64,440	Less than 1%
Donna D. Fraiche	33,500	Less than 1%
Katherine E. Potter	31,000	Less than 1%

All Directors and executive officers as a group (nine persons)	1,345,632.626	2.8%

*
The address of each identified person or entity is: c/o Five Star Quality Care, Inc., 400 Centre Street, Newton, Massachusetts 02458.

**
Based on 48,613,442 of our common shares outstanding as of July 14, 2014.

Principal Stockholders

        Set forth in the table below is information about the number of shares held by persons we know to be the beneficial owners of more than 5% of our common shares.

Name and Address	Aggregate Number of Shares Beneficially Owned*	Percent of Outstanding Shares**	Additional Information
Senior Housing Properties Trust Two Newton Place 255 Washington Street Suite 300 Newton, Massachusetts 02458	4,235,000	8.7%	SNH owns and has sole voting and dispositive power over 4,235,000 common shares. Barry M. Portnoy and Adam D. Portnoy are managing trustees of SNH. RMR manages SNH. RMR is indirectly beneficially owned by Barry M. Portnoy and Adam D. Portnoy; Barry Portnoy is Chairman and a director of RMR and Adam Portnoy is President, Chief Executive Officer and a director of RMR. Barry Portnoy directly owns 201,622 common shares and Adam Portnoy directly owns 80,500 common shares (including 24,700 common shares subject to vesting periodically through 2017). Under certain regulatory definitions, RMR and Messrs. Barry and Adam Portnoy may be deemed to beneficially own (or to have shared voting and dispositive power over) the common shares owned by SNH; however, RMR and Messrs. Barry and Adam Portnoy have each disclaimed such beneficial ownership.
Wellington Management Company, LLP ("Wellington") 280 Congress Street Boston, Massachusetts 02210	3,047,279	6.3%

Based solely on a Schedule 13G filed with the SEC on February 14, 2014 by Wellington:

•

Wellington, in its capacity as investment adviser, may be deemed to beneficially own 3,047,279 common shares which are owned of record by clients of Wellington. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such common shares. Wellington has shared voting power over 1,586,879 common shares and shared dispositive power over 3,047,279 common shares.

BlackRock, Inc. ("BlackRock") 40 East 52nd Street New York, New York 10022	2,999,093	6.2%

Based solely on a Schedule 13G filed with the SEC on January 29, 2014 by BlackRock:

•

BlackRock beneficially owns 2,999,093 common shares, and has sole voting power over 2,926,430 common shares and sole dispositive power over 2,999,093 common shares. BlackRock is the parent holding company for certain subsidiaries that have acquired our shares and that are listed in that Schedule 13G.

Name and Address	Aggregate Number of Shares Beneficially Owned*	Percent of Outstanding Shares**	Additional Information
Dimensional Fund Advisors LP ("Dimensional") Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	2,812,616	5.8%

Based solely on a Schedule 13G/A filed with the SEC on February 10, 2014 by Dimensional:

•

Dimensional beneficially owns and has sole dispositive power over 2,812,616 common shares and has sole voting power over 2,745,810 common shares. Dimensional reports that it is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (the "Dimensional Funds"). Dimensional may act as an adviser or sub-adviser to certain of the Dimensional Funds and, in such role, Dimensional does not possess voting and/or investment power over the common shares held by the Dimensional Funds. Dimensional disclaims ownership of such common shares.

Name and Address	Aggregate Number of Shares Beneficially Owned*	Percent of Outstanding Shares**	Additional Information
William F. Thomas ("W.F. Thomas") Robert D. Thomas ("R.D. Thomas") 1516 South Boston Avenue Suite 301 Tulsa, Oklahoma 74119	2,486,725	5.1%

Based solely on a Schedule 13G filed with the SEC on September 6, 2013 by W.F. Thomas and R.D. Thomas:

•

W.F. Thomas beneficially owns and has sole dispositive power over 220,511 common shares and has shared voting power and dispositive power over 2,266,214 common shares. By virtue of (i) his role as an advisor to certain donor advised charitable funds, W.F. Thomas may be deemed to beneficially own 20,000 common shares and (ii) his role as an advisor to an individual retirement fund, W.F. Thomas may be deemed to beneficially own an additional 2,150 common shares; W.F. Thomas disclaims such beneficial ownership. R.D. Thomas does not beneficially own any common shares and has shared voting and dispositive power over 2,486,725 common shares. By virtue of his position in relation to family investment funds, R.D. Thomas may be deemed to have beneficial ownership of 39,800 common shares. By virtue of (x) his position in relation to a family trust account, R.D. Thomas may be deemed to have beneficial ownership of 18,500 common shares, and (y) his role as an advisor to certain donor advised charitable funds, R.D. Thomas may be deemed to beneficially own 252,000 common shares; R.D. Thomas disclaims such beneficial ownership. By virtue of (A) their respective roles as partners of an Oklahoma general partnership, W.F. Thomas and R.D. Thomas may be deemed to beneficially own 1,665,164 common shares, and (B) their respective roles as co-advisors to a donor advised charitable investment fund, W.F. Thomas and R.D. Thomas may be deemed to beneficially own 268,200 common shares; both W.F. Thomas and R.D. Thomas in their individual capacity each disclaim such beneficial ownership. By virtue of their business partnership and working relationship, W.F. Thomas and R.D. Thomas may each be deemed to beneficially own all common shares beneficially owned by the other as described above. W.F. Thomas disclaims beneficial ownership of any common shares that R.D. Thomas may beneficially own, and R.D. Thomas disclaims beneficial ownership of any common shares that W.F. Thomas may beneficially own.

*
Except for W.F. Thomas and R.D. Thomas, each as of December 31, 2013. The information provided with respect to W.F. Thomas and R.D. Thomas is as of August 28, 2013.

**
Our charter places restrictions on the ability of any person or group to acquire beneficial ownership of more than 9.8% of any class of our equity shares. Additionally, the terms of our leases with SNH and our agreement with RMR contain provisions whereby our rights under these agreements may be cancelled by SNH and RMR, respectively, upon the acquisition by any person or group of more than 9.8% of our voting stock or upon other change in control events, as defined. If the violation of these ownership limitations causes a lease or contract default, stockholders causing the default may become liable to us or to other stockholders for damages. In addition, in order to help us preserve the tax treatment of our net operating losses and other tax benefits, our bylaws generally provide that transfers of our shares to a person, entity or group that is then, or would become as a result, an owner of 5% or more of our outstanding shares under applicable standards would be void in total for transferees then already owning 5% or more of our shares, and for transferees that would otherwise become owners of 5% or more of our shares, to the extent the transfer would so result in such level of ownership by the proposed transferee and to the extent not approved by us. The 5% ownership limitation under our bylaws is determined based on applicable tax rules. Each of Wellington, BlackRock, Dimensional, W.F Thomas and R.D. Thomas have represented to us that they do not own 5% or more of our shares under those applicable tax rules or in violation of the 5% ownership limitation under our bylaws. The percentages indicated are based on 48,613,442 of our common shares outstanding as of December 31, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

        Note 14 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

        The descriptions in Note 14 of our agreements with SNH, RMR, D&R Yonkers LLC and AIC are summaries and are qualified in their entirety by the terms of the agreements. Copies of certain of the agreements evidencing these relationships are filed with the SEC and may be obtained from the SEC's website, www.sec.gov.

        We believe that our agreements with SNH, RMR, D&R Yonkers LLC and AIC are on commercially reasonable terms. We also believe that our relationships with SNH, RMR, D&R Yonkers LLC and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

        Other Relationship:    Mr. Randy Herzig is the brother of our Senior Vice President and Chief Operating Officer, Mr. R. Scott Herzig. Mr. Randy Herzig has been employed by us for most of the period since 2000, and prior to that with a predecessor of ours since 1997, and he currently serves in a non-executive officer capacity as a Divisional Director of Operations for our Skilled Nursing Division. During 2013, Mr. Randy Herzig received a base salary of $153,750, a bonus of $50,000 plus a share grant of 3,000 common shares valued at $4.53 per share, which was the closing price of our common shares on the date the shares were granted. Similar to shares we grant to our other employees, the shares granted to Mr. Randy Herzig vest in five equal annual installments, with the first installment vesting on the date of grant. During 2013, 2,200 shares we granted to Mr. Randy Herzig prior to 2013 vested and became no longer subject to repurchase by us. Mr. Randy Herzig's base salary for 2014 is $165,000. Assuming he remains in our employ, Mr. Randy Herzig may receive a bonus and/or share grant during 2014, within the discretion of our Board of Directors and our Compensation Committee, as applicable, and additional shares previously awarded to Mr. Randy Herzig may become vested and no longer subject to repurchase by us.

DIRECTOR INDEPENDENCE

        Under the corporate governance listing standards of the NYSE, our Board of Directors must consist of a majority of independent directors. Under NYSE corporate governance listing standards, to be considered independent:

  •
  the director must not have a disqualifying relationship, as defined in these NYSE standards; and

  •
  our Board of Directors must affirmatively determine that the director otherwise has no material relationship with us directly, or as an officer, stockholder or partner of an organization that has a relationship with us. To aid in the director independence assessment process, our Board of Directors has adopted written Governance Guidelines as described below.

        Our bylaws also require that a majority of our Board of Directors be Independent Directors. Under our bylaws, Independent Directors are not employees of ours or RMR, are not involved in our day to day activities and are persons who qualify as independent under the applicable rules of the NYSE and SEC.

        Our Board of Directors regularly, and at least annually, affirmatively determines whether Directors have a direct or indirect material relationship with us, including our subsidiaries, other than serving as our Directors. In making independence determinations, our Board of Directors observes NYSE and SEC criteria, as well as the requirements of our bylaws. When assessing a Director's relationship with us, our Board of Directors considers all relevant facts and circumstances, not merely from the Director's standpoint, but also from that of the persons or organizations with which the Director has an affiliation. As a result of its annual review, our Board of Directors has determined Donna D. Fraiche, Bruce M. Gans, M.D. and Barbara D. Gilmore currently qualify as independent directors under applicable NYSE rules and SEC criteria and are Independent Directors under our bylaws. In making these determinations, our Board of Directors reviewed and discussed additional information provided by the Directors and us with regard to each of the Independent Directors' relationships with RMR and the companies to which RMR and its affiliates provide management and advisory services. Our Board of Directors has concluded that none of these three Directors possessed or currently possesses any relationship that could impair his or her judgment in connection with his or her duties and responsibilities as an Independent Director or that could otherwise be a direct or indirect material relationship under applicable NYSE standards.

Item 14.    Principal Accountant Fees and Services

Audit Fees and Other Fees

        The following table shows the aggregate fees billed to us for audit and other services provided by Ernst & Young LLP for the fiscal years 2013 and 2012.

	2013 Fees*	2012 Fees*
Audit Fees	$2,972,292	$2,915,882
Audit-Related Fees	—	—
Tax Fees	28,000	28,000
All Other Fees	—	—

*
The audit fees include fees in connection with the restatement of certain of our previously issued financial statements.

        As of September 8, 2014, we have paid $3,894,174 for the services provided to us by Ernst & Young LLP for the fiscal years 2013 and 2012. The final amount of the fees we will pay for those services may vary from the amounts billed, as listed in the above table.

        Audit Fees.    This category includes fees associated with the annual financial statements audit and related audit procedures, the audit of internal control over financial reporting, work performed in connection with any registration statements and applicable Current Reports on SEC Form 8-K and the review of our Quarterly Reports on SEC Form 10-Q.

        Audit-Related Fees.    This category consists of services that are reasonably related to the performance of the audit or review of financial statements and are not included in "Audit Fees". These services principally include due diligence in connection with acquisitions, consultation on accounting and internal control matters, audits in connection with proposed or consummated acquisitions, information systems audits and other attest services.

        Tax Fees.    This category consists of fees for tax services, including tax compliance, tax advice and tax planning.

        All Other Fees.    This category consists of services that are not included in the above categories.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

        Our Audit Committee has established policies and procedures that are intended to control the services provided by our independent auditors and to monitor their continuing independence. Under these policies, no services may be undertaken by the independent auditors unless the engagement is specifically approved by our Audit Committee or the services are included within a category that has been approved by our Audit Committee. The maximum charge for services is established by our Audit Committee when the specific engagement or the category of services is approved. In certain circumstances, our management is required to notify our Audit Committee when approved services are undertaken and our Audit Committee or its Chair may approve amendments or modifications to the engagement or the maximum fees. Our Director of Internal Audit is responsible for reporting to our Audit Committee regarding compliance with these policies and procedures.

        Our Audit Committee will not approve engagements of the independent auditors to perform non-audit services for us if doing so will cause the independent auditors to cease to be independent within the meaning of applicable SEC or NYSE rules. In other circumstances, our Audit Committee considers, among other things, whether our independent auditors are able to provide the required services in a more or less effective and efficient manner than other available service providers and whether the services are consistent with the Public Company Accounting Oversight Board Rules.

        All services for which we engaged our independent auditors in 2013 and 2012 were approved by our Audit Committee. The aggregate fees billed to us for audit and non-audit services provided by Ernst & Young LLP in 2013 and 2012 are set forth above and include estimated fee amounts. The tax fees charged by Ernst & Young LLP during 2013 and 2012 were for tax compliance services, including those related to our income tax returns for the fiscal years ended December 31, 2012 and 2011, respectively. Our Audit Committee approved the engagement of Ernst & Young LLP to provide these non-audit services because it determined that Ernst & Young LLP providing these services would not compromise Ernst & Young LLP's independence and that the firm's familiarity with our record keeping and accounting systems would permit the firm to provide these services with equal or higher quality, more quickly and at a lower cost than we could obtain these services from other providers.

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
3.2
Articles Supplementary, as corrected by Certificate of Correction, dated March 19, 2004. (Incorporated by reference to the Company's registration statement on Form 8-A dated March 19, 2004 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively, File Number 001-16817.)
3.3	Articles Supplementary, dated April 16, 2014. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 16, 2014.)
3.4	Amended and Restated Bylaws of the Company, adopted February 14, 2012. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.)
4.1	Form of Common Stock Certificate. (Filed herewith.)
10.1	2001 Stock Option and Stock Incentive Plan of the Company, as amended. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 25, 2006, File Number 001-16817.)
10.2	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.3	Representative form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.4	Summary of Director Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 2013.)
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
10.7
Amendment No. 2 to the Credit and Security Agreement, dated as March 15, 2013, among the Company, the Guarantors named therein, and Jefferies Finance LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 15, 2013.)
10.8
Credit Agreement, dated as of April 13, 2012, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 13, 2012.)

Exhibit Number	Description
10.9	Transaction Agreement, dated December 7, 2001, among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust, the Company, certain subsidiaries of the Company, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust (now known as Equity Commonwealth) and Reit Management & Research LLC. (Incorporated by reference to Senior Housing Properties Trust's Current Report on Form 8-K dated December 13, 2001, File Number 001-15319.)
10.10
Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.11
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.12
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
10.14
Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.15
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
10.17
Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.18
Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

Exhibit Number	Description
10.19	Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.20
Partial Termination of and Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of January 22, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.21
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
10.25
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
10.27
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

Exhibit Number	Description
10.28	Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 19, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 19, 2013.)
10.29
Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 1, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Filed herewith.)
10.30
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
10.33
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2011.)
10.34
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.35
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.36
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated July 10, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 2014.)

Exhibit Number	Description
10.37	Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
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
10.40
Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.41
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
10.42	Representative form of Subordination, Assignment and Security Agreement. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.43
Lease Realignment Agreement, dated as of August 4, 2009, among Senior Housing Properties Trust and certain of its subsidiaries and the Company and certain of its subsidiaries. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.44
Registration Rights Agreement, dated as of August 4, 2009, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.45
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, the Company, Hospitality Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

Exhibit Number	Description
10.46	Amended and Restated Business Management and Shared Services Agreement, dated as of November 23, 2012, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated November 23, 2012.)
10.47
Amended and Restated Pooling Agreement No. 1, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust, amending and restating the Pooling Agreement, dated as of May 12, 2011, between such parties. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.48
Pooling Agreement No. 2, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.49	Pooling Agreement No. 3, dated as of November 1, 2013, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)
10.50
Representative form of Accession Agreement, dated as of November 1, 2012, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 2, dated as of October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.51
Representative form of Management Agreement for assisted living communities, dated as of May 12, 2011, between FVE Managers, Inc., as Manager, and SNH SE Burlington Tenant LLC, as Owner. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.52
Amendment to AL Management Agreements, dated July 10, 2014, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 2014.)
10.53
Villa Valencia Agreement, dated July 10, 2014, between SNH SE Tenant Inc. and certain other subsidiaries of Senior Housing Properties Trust and FVE Managers, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 2014.)
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

Exhibit Number	Description
99.2	Amended and Restated Subtenant Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
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
99.11
Master Lease Agreement, dated as of September 1, 2008, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care-RMI, LLC, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, File Number 001-16817.)
99.12
Guaranty Agreement, dated as of September 1, 2008, made by the Company for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, File Number 001-16817.)
99.13	Lease Agreement, dated as of May 12, 2011, between 400 Centre Street LLC and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
99.14
Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE McCarthy New Bern LLC, as Landlord, and FVE SE McCarthy New Bern LLC, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.15
Guaranty Agreement, dated as of June 20, 2011, from the Company in favor of SNH/LTA SE McCarthy New Bern LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
99.16
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
99.19
Operations Transfer Agreement, dated as of May 29, 2012, among FVE Managers, Inc., certain subsidiaries of Sunrise Senior Living, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 29, 2012.)

Exhibit Number	Description
99.20	Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
99.21
Representative form of Management Agreement for independent living communities, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.)
99.22
Amendment to IL Management Agreements, dated July 10, 2014, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 10, 2014.)
99.23
Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited the accompanying consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 17, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
September 17, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Five Star Quality Care, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses related to the accounting for income taxes, accounting for accounts payable, a lack of sufficient personnel with the requisite accounting competencies and an insufficient level of oversight in the financial statement close process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 consolidated financial statements and this report does not affect our report dated September 17, 2014 which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Five Star Quality Care, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts
September 17, 2014

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$23,628	$24,638
Accounts receivable, net of allowance of $4,281 and $2,792 at December 31, 2013 and 2012, respectively	36,940	39,205
Due from related persons	11,659	7,957
Prepaid expenses	13,838	18,631
Investments in available for sale securities, of which $4,690 and $3,684 are restricted as of December 31, 2013 and 2012, respectively.	19,150	12,920
Restricted cash	9,003	6,548
Current net deferred tax assets	13,289	14,907
Other current assets	6,672	4,780
Assets of discontinued operations	16,705	30,100

Total current assets	150,884	159,686

Property and equipment, net	340,276	337,494
Equity investment of an investee	5,913	5,629
Restricted cash	9,795	12,166
Restricted investments in available for sale securities	11,905	10,580
Goodwill and other intangible assets	26,407	27,708
Long term net deferred tax assets	41,830	37,560
Other long term assets	3,173	4,168

	$590,183	$594,991

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving credit facility, secured, principally by real estate	$35,000	$—
Current portion of convertible senior notes	—	24,872
Accounts payable and accrued expenses	69,343	69,648
Accrued compensation and benefits	31,888	35,302
Due to related persons	20,587	20,504
Mortgage notes payable	1,159	1,092
Accrued real estate taxes	9,934	10,723
Security deposits and current portion of continuing care contracts	8,025	9,057
Other current liabilities	18,607	14,775
Liabilities of discontinued operations, of which $0 and $7,547 relate to mortgage notes payable at December 31, 2013 and 2012, respectively.	3,985	16,977

Total current liabilities	198,528	202,950

Long term liabilities:
Mortgage notes payable	36,461	37,621
Continuing care contracts	1,531	1,708
Accrued self-insurance obligations	38,002	34,647
Other long term liabilities	5,283	6,712

Total long term liabilities	81,277	80,688

Commitments and contingencies
Shareholders' equity:
Common stock, par value $.01: 48,613,442 and 48,234,022 shares issued and outstanding at December 31, 2013 and 2012, respectively	486	482
Additional paid in capital	355,570	354,164
Accumulated deficit	(48,996)	(46,656)
Accumulated other comprehensive income	3,318	3,363

Total shareholders' equity	310,378	311,353

	$590,183	$594,991

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2013	2012	2011
Revenues:
Senior living revenue	$1,077,062	$1,074,333	$1,038,737
Management fee revenue	9,234	5,817	898
Reimbursed costs incurred on behalf of managed communities	210,491	127,656	20,967

Total revenues	1,296,787	1,207,806	1,060,602

Operating expenses:
Senior living wages and benefits	525,733	522,444	510,012
Other senior living operating expenses	265,764	261,749	248,547
Costs incurred on behalf of managed communities	210,491	127,656	20,967
Rent expense	193,820	190,184	183,950
General and administrative	63,509	61,817	57,540
Depreciation and amortization	27,022	24,480	19,160
Impairment of long-lived assets	186	—	3,080
Gain on settlement	—	(3,365)	—

Total operating expenses	1,286,525	1,184,965	1,043,256

Operating income	10,262	22,841	17,346
Interest, dividend and other income	781	881	1,240
Interest and other expense	(5,227)	(6,268)	(3,917)
Acquisition related costs	(181)	(108)	(1,759)
(Loss) gain on early extinguishment of debt	(599)	45	1
(Loss) gain on sale of available for sale securities reclassified from other comprehensive income	(5)	(19)	4,116

Income from continuing operations before income taxes and equity in earnings of an investee	5,031	17,372	17,027
Benefit (provision) for income taxes	(1,916)	(7,098)	58,389
Equity in earnings of an investee	334	316	139

Income from continuing operations	3,449	10,590	75,555
(Loss) income from discontinued operations	(5,789)	11,717	(3,381)

Net (loss) income	$(2,340)	$22,307	$72,174

Weighted average shares outstanding—basic	48,277	47,952	42,161

Weighted average shares outstanding—diluted	49,263	50,134	45,034

Basic (loss) income per share from:
Continuing operations	$0.07	$0.23	$1.79
Discontinued operations	(0.12)	0.24	(0.08)

Net (loss) income per share—basic	$(0.05)	$0.47	$1.71

Diluted (loss) income per share from:
Continuing operations	$0.07	$0.23	$1.70
Discontinued operations	(0.12)	0.23	(0.08)

Net (loss) income per share—diluted	$(0.05)	$0.46	$1.62

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2013	2012	2011
Net (loss) income	$(2,340)	$22,307	$72,174
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax of $138, $144 and $19, respectively	4	214	24
Realized loss (gain) on investments in available for sale securities reclassified and included in net income, net of tax provision (benefit) of $3, $8 and $(1,656), respectively	2	11	(2,460)
Equity in unrealized (loss) gain of an investee, net of tax	(51)	22	76

Other comprehensive income (loss)	(45)	247	(2,360)

Comprehensive (loss) income	$(2,385)	$22,554	$69,814

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	36,019,864	$360	$297,714	$(141,137)	$5,476	$162,413
Comprehensive income:
Net income	—	—	—	72,174	—	72,174
Unrealized gain on investments in available for sale securities, net of tax	—	—	—	—	24	24
Realized gain on investments in available for sale securities reclassified and included in net income, net of tax	—	—	—	—	(2,460)	(2,460)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	76	76

Total comprehensive income	—	—	—	72,174	(2,360)	69,814
Grants under share award plan and share based compensation	379,448	4	1,170	—	—	1,174
Issuance of stock, pursuant to equity offering	11,500,000	115	53,838	—	—	53,953

Balance at December 31, 2011	47,899,312	479	352,722	(68,963)	3,116	287,354

Comprehensive income:
Net income	—	—	—	22,307	—	22,307
Unrealized gain on investments in available for sale securities, net of tax	—	—	—	—	214	214
Realized loss on investments in available for sale securities reclassified and included in net income, net of tax	—	—	—	—	11	11
Equity in unrealized gain of an investee, net of tax	—	—	—	—	22	22

Total comprehensive income	—	—	—	22,307	247	22,554
Grants under share award plan and share based compensation	347,050	3	1,442	—	—	1,445
Repurchases under share award plan	(12,340)	—	—	—	—	—

Balance at December 31, 2012	48,234,022	482	354,164	(46,656)	3,363	311,353

Comprehensive income:
Net loss	—	—	—	(2,340)	—	(2,340)
Unrealized gain on investments in available for sale securities, net of tax	—	—	—	—	4	4
Realized loss on investments in available for sale securities reclassified and included in net income, net of tax	—	—	—	—	2	2
Equity in unrealized loss of an investee, net of tax	—	—	—	—	(51)	(51)

Total comprehensive loss	—	—	—	(2,340)	(45)	(2,385)
Grants under share award plan and share based compensation	385,400	4	1,406	—	—	1,410
Repurchases under share award plan	(5,980)	—	—	—	—	—

Balance at December 31, 2013	48,613,442	$486	$355,570	$(48,996)	$3,318	$310,378

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(2,340)	$22,307	$72,174
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,109	24,480	19,160
Loss (gain) on early extinguishment of debt	599	(45)	(1)
Loss (income) from discontinued operations	9,327	(17,158)	6,184
Loss (gain) on sale of available for sale securities	5	19	(4,116)
Impairment of long-lived assets	186	—	3,080
Equity in earnings of an investee	(334)	(316)	(139)
Stock-based compensation	1,410	1,445	1,173
Deferred income taxes	(2,793)	10,560	(62,031)
Provision for losses on receivables	6,412	4,446	4,197
Changes in assets and liabilities:
Accounts receivable	(4,147)	(2,431)	(8,344)
Prepaid expenses and other assets	2,334	(11,357)	(1,109)
Accounts payable and accrued expenses	(2,565)	18,623	5,283
Accrued compensation and benefits	(3,414)	1,403	2,770
Due (from) to related persons	(1,074)	(6,773)	1,371
Other current and long term liabilities	4,062	2,305	2,384

Cash provided by operating activities	35,777	47,508	42,036

Cash flows from investing activities:
Payments from restricted cash and investment accounts, net	(84)	(9,784)	(2,570)
Acquisition of property and equipment	(53,766)	(51,805)	(57,451)
Acquisition of senior living communities, net of working capital liabilities assumed	—	—	(107,765)
Purchase of available for sale securities	(13,974)	(5,076)	(206)
Proceeds from disposition of property and equipment	24,641	24,818	31,317
Proceeds from sale of available for sale securities	6,285	4,163	10,896

Cash used in investing activities	(36,898)	(37,684)	(125,779)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	—	53,953
Proceeds from borrowings on credit facilities	85,000	62,500	12,000
Repayments of borrowings on credit facilities	(50,000)	(62,500)	(12,000)
Proceeds from borrowings on a bridge loan from SNH	—	—	80,000
Repayments of borrowings on a bridge loan from SNH	—	(38,000)	(42,000)
Purchase and retirement of convertible senior notes	(24,872)	(12,038)	(622)
Repayments of mortgage notes payable	(1,093)	(1,028)	(548)

Cash provided by (used in) financing activities	9,035	(51,066)	90,783

Cash flows from discontinued operations:
Net cash (used in) provided by discontinued operations	(7,000)	1,763	2,405
Net cash provided by (used in) investing activities	5,610	35,885	(1,706)
Net cash used in financing activities	(7,534)	(142)	(135)

Net cash flows (used in) provided by discontinued operations	(8,924)	37,506	564

Change in cash and cash equivalents	(1,010)	(3,736)	7,604
Cash and cash equivalents at beginning of period	24,638	28,374	20,770

Cash and cash equivalents at end of period	$23,628	$24,638	$28,374

Supplemental cash flow information:
Cash paid for interest	$3,361	$4,921	$3,540
Cash paid for income taxes	$1,884	$2,132	$1,336
Non-cash activities:
Real estate acquisition	$—	$—	$(40,289)
Assumption of mortgage note payable	$—	$—	$40,289

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

        We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2013, we operated 255 senior living communities located in 31 states containing 30,023 living units, including 224 primarily independent and assisted living communities with 27,201 living units and 31 SNFs with 2,822 living units. As of December 31, 2013, we own and operate 30 communities (2,946 living units), we lease and operate 181 communities (20,026 living units) and we manage 44 communities (7,051 living units). Our 255 senior living communities, as of December 31, 2013, included 10,368 independent living apartments, 14,399 assisted living suites and 5,256 skilled nursing units. The foregoing numbers exclude: (i) 48 living units of an assisted living community that has been temporarily closed for a major renovation; (ii) one assisted living community with 32 living units that we own which is being offered for sale and is classified as a discontinued operation; and (iii) six SNFs and four assisted living communities with a total of 712 living units that are leased by us from SNH that are being offered for sale and are classified as discontinued operations.

2. Summary of Significant Accounting Policies

        Revisions to Prior Period Financial Statements.    As discussed further in Note 17, we identified errors related to our accounts payable and certain other errors for the years ended December 31, 2012 and 2011 and prior periods. The accounts payable errors related to certain obligations that we had incurred but not identified in a timely manner. A portion of the obligations not identified timely related to managed communities and, therefore, the errors also affected, in equal amounts, our due from related persons asset balance, revenue from reimbursed costs incurred on behalf of managed communities and expense from reimbursed costs incurred on behalf of managed communities for the applicable periods.

        Basis of Presentation.    The accompanying consolidated financial statements include our accounts and those of all of our consolidated subsidiaries. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

        Use of Estimates.    Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Some significant estimates are included in our revenue recognition, self-insurance reserves, the allowance for doubtful accounts, goodwill and long-lived assets and contractual allowances.

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

        Earnings Per Share.    We calculate basic earnings per common share, or EPS, by dividing net income (and income from continuing operations and income (loss) from discontinued operations) by the weighted average number of common shares outstanding during the year. We calculate diluted EPS using the more dilutive of the two-class method or the treasury stock method. The treasury stock method adjusts the weighted average shares outstanding assuming conversion of all potentially dilutive share securities. Unvested shares issued under our equity compensation plan, or the Share Award Plan, are deemed participating securities because they participate equally in earnings with all of our other common shares.

        Cash and Cash Equivalents.    Cash and cash equivalents, consisting of money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

        Equity Method Investments.    As of December 31, 2013, we and seven other shareholders each owned approximately 12.5% of the outstanding equity of Affiliates Insurance Company, or AIC. Although we owned less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Directors are also directors of AIC. Under the equity method, we recorded our percentage share of net earnings from AIC in our consolidated statements of operations. If we determine there is an "other than temporary impairment" in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC's overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. As of December 31, 2013, we have invested $5,209 in AIC.

        On March 25, 2014, as a result of the removal, without cause, of all of the trustees of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, this shareholder of AIC underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC. As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and those other shareholders purchased pro rata the AIC shares EQC owned. Pursuant to that purchase, we purchased approximately 3 AIC shares from EQC for $825. Following these purchases, we and the other remaining six shareholders each own approximately 14.3% of AIC. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.

        Investment Securities.    Investment securities that are held principally for resale in the near term are classified as "trading" and are carried at fair value with changes in fair value recorded in earnings. We did not hold any trading securities at December 31, 2013 or 2012.

        Securities not classified as "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity and "other than temporary impairment" losses recorded in our consolidated statements of operations. Realized gains and losses on all available for sale securities are recognized based on specific identification. Our

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

available for sale investments at December 31, 2013 and 2012 consisted primarily of debt securities and equities. Restricted investments are kept as security for obligations arising from our self-insurance programs. At December 31, 2013, these investments had a fair value of $31,055 and an unrealized holding gain of $1,928. At December 31, 2012, these investments had a fair value of $23,500 and an unrealized holding gain of $1,780.

        In 2013, 2012 and 2011, our available for sale securities generated interest and dividend income of $693, $799 and $1,122, respectively, which is included in interest, dividend and other income in our consolidated statements of operations.

        The following table summarizes the fair value and gross unrealized losses related to our "available for sale" securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ending:

	December 31, 2013
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$7,392	$257	$—	$—	$7,392	$257
	December 31, 2012
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$4,052	$75	$3,268	$195	$7,320	$270

        We routinely evaluate our available for sale investments to determine if they have been impaired. If the book or carrying value of an investment is less than its estimated fair value and we expect that situation to continue for a more than temporary period, we will record an "other than temporary impairment" loss in our consolidated statements of operations. We estimate the fair value of our available for sale investments by reviewing each security's current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an "other than temporary impairment" if the quoted market price of the security is below the security's cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of an available for sale security is an "other than temporary impairment", we record a charge to earnings. We did not record such an impairment charge for the years ended December 31, 2013, 2012 and 2011.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Restricted Cash.    Restricted cash as of December 31, 2013 and 2012 includes cash that we deposited as security for obligations arising from our self-insurance programs and other amounts for which we are required to establish escrows, including: real estate taxes and capital expenditures as required by our mortgages, indemnification obligations associated with the sale of our pharmacy business and certain resident security deposits.

	2013		2012
	Current	Long term	Current	Long term
Insurance reserves	$3,859	$9,795	$3,053	$8,768
Real estate taxes and capital expenditures as required by our mortgages	1,182	—	2,761	—
Indemnification obligations associated with the sale of our pharmacy business	3,248	—	—	3,398
Resident security deposits	714	—	734	—

Total	$9,003	$9,795	$6,548	$12,166

        Accounts Receivable and Allowance for Doubtful Accounts.    We record accounts receivable at their estimated net realizable value. Included in accounts receivable as of December 31, 2013 and 2012 are amounts due from the Medicare program of $11,173 and $11,858, respectively, and amounts due from various state Medicaid programs of $10,234 and $11,345, respectively.

        We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents' or third party payers' stated intent to pay, the payers' financial capacity to pay and other factors which may include likelihood and cost of litigation. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material. Our SNFs record their provision for doubtful accounts as a reduction of revenue and during 2013, 2012 and 2011 recorded a provision for doubtful accounts of $2,005, $1,346 and $1,464, respectively. Allowance for doubtful accounts consists of the following:

Balance January 1, 2011	$3,241
Provision for doubtful accounts	4,197
Write-offs	(4,278)

Balance December 31, 2011	3,160

Provision for doubtful accounts	4,446
Write-offs	(4,814)

Balance December 31, 2012	2,792

Provision for doubtful accounts	6,412
Write-offs	(4,923)

Balance December 31, 2013	$4,281

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Deferred Finance Costs.    We capitalize issuance costs related to borrowings and amortize the deferred costs over the terms of the respective loans. Our unamortized balance of deferred finance costs was $2,077 and $3,822 at December 31, 2013 and 2012, respectively. Accumulated amortization related to deferred finance costs was $2,263 and $2,824 at December 31, 2013 and 2012, respectively. At December 31, 2013, the weighted average amortization period remaining is approximately 12 years. The amortization expenses to be incurred during the next five years as of December 31, 2013 are $1,352 in 2014, $394 in 2015, and $34 in each of 2016, 2017 and 2018.

        Property and Equipment.    Property and equipment is stated at cost, less accumulated depreciation. We record depreciation on property and equipment on a straight line basis over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements and up to seven years for personal property. We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected cash flows of properties using standard industry valuation techniques.

        Goodwill and Other Intangible Assets.    Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We review goodwill for impairment annually during the fourth quarter, or more frequently, if events or changes in circumstances exist. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount of goodwill to fair value. We evaluate goodwill for impairment at the reporting unit level, which we determined to be the operating segments we operate, by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches, such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow analysis include future revenue growth, gross margins and our weighted average cost of capital. We select a growth rate based on our view of the growth prospect of each of our reporting units. If the carrying value of the reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of the potential impairment loss.

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

        Legal Proceedings and Claims.    We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with ASC Topic 450, Contingencies, or ASC 450. Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

        In August 2014, in connection with an ongoing and routine compliance audit of medical records, we became aware of potential inadequate medical record documentation and certain other issues at one of our SNFs. We have commenced a review of these concerns that is ongoing. We have determined that a loss in connection with this matter is reasonably possible, but cannot be reasonably estimated at this time; accordingly, we have not recorded any loss for this matter at this time.

        Self-Insurance.    We self-insure up to certain limits for workers' compensation, professional liability claims, automobile claims and property losses. Claims in excess of these limits are insured up to contractual limits, over which we are self-insured. We fully self-insure all health related claims for our covered employees. Determining reserves for the casualty, liability, workers' compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.

        Continuing Care Contracts.    Residents at one of our communities may enter into continuing care contracts with us. We offer two forms of continuing care contracts to new residents at this community. One form of contract provides that 10% of the resident admission fee becomes non-refundable upon occupancy, and the remaining 90% becomes non-refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months. The second form of contract provides that 30% of the resident admission fee is non-refundable upon occupancy and 70% is refundable. Three other forms of continuing care contracts are in effect for existing residents but are not offered to new residents. One historical form of contract provides that the resident admission fee is 10% non-refundable upon occupancy and 90% refundable. A second historical form of contract provides that the resident admission fee is 100% refundable. A third historical form of contract provides that the resident admission fee is 1% refundable and 99% non-refundable upon admission. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

resident, which is the expected period of occupancy by the resident. We pay refunds of our admission fees when residents relocate from our communities. We report the refundable amount of these admission fees as current liabilities and the non-refundable amount as deferred revenue, a portion of which is classified as a current liability. The balance of refundable admission fees as of December 31, 2013 and 2012 were $3,863 and $4,255, respectively.

        Leases.    On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a capital lease or an operating lease. None of our leases have met any of the criteria to be classified as a capital lease under the Leases Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC, and, therefore, we have accounted for all of our leases as operating leases.

        Taxes.    The Income Taxes Topic of the FASB ASC prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. We can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized. At December 31, 2013, our tax returns filed for the 2004 through 2013 tax years are subject to examination by taxing authorities.

        We pay franchise taxes in certain states in which we have operations. We have included franchise taxes in general and administrative and other senior living operating expenses in our consolidated statements of operations.

        Fair Value of Financial Instruments.    Our financial instruments are limited to cash and cash equivalents, accounts receivable, available for sale securities, accounts payable, mortgage notes payable and the Convertible Senior Notes due 2026, or the Notes. Except for our mortgage notes payable and the Notes, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2013 and 2012. We estimate the fair values using market quotes when available, discounted cash flow analysis and current prevailing interest rates.

        Revenue Recognition.    We derive our revenues primarily from services to residents at our senior living communities and we record revenues when services are provided. We receive payment from governments or other third party payers for some of our services. We derived approximately 23%, 24% and 26% of our senior living revenues in 2013, 2012 and 2011, respectively, from payments under Medicare and Medicaid programs. Revenues under some of these programs are subject to audit and retroactive adjustment.

        Medicare revenues from continuing operations from our senior living communities totaled $132,751, $134,254 and $149,876 during 2013, 2012 and 2011, respectively. Medicaid revenues from continuing operations from our senior living communities totaled $116,220, $118,505, and $113,822 during 2013, 2012 and 2011, respectively.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Substantially all community fees received are non-refundable and are recorded initially as deferred revenue. The deferred amounts are amortized over the life of the contract.

        Reclassifications.    We have made reclassifications to the prior years' financial statements and notes to conform to the current year's presentation. These reclassifications had no effect on net income or shareholders' equity.

        Recently Issued Accounting Pronouncements.    In February 2013, the FASB issued an accounting standards update 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. ASU 2013-02 sets requirements for presentation of significant items reclassified out of accumulated other comprehensive income, or AOCI, to net income in their entirety during the period and for items not reclassified in their entirety during the period, and requires companies to present information about reclassification out of AOCI in one place. ASU 2013-02 is effective for fiscal periods beginning after December 15, 2012 and the adoption of this update did not cause any material changes to the disclosures in, or presentation of, our condensed consolidated financial statements.

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

        In June 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. ASU 2014-09 aims to clarify the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. We are required to retrospectively adopt ASU 2014-09 for fiscal periods beginning after December 15, 2016 and are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

        Segment Information.    We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under FASB ASC Topic 280. After the reclassification of our rehabilitation hospital business as discontinued operations, our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers'

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

3. Property and Equipment

        Property and equipment, at cost, consists of the following:

	December 31, 2013	December 31, 2012
Land	$22,214	$21,714
Buildings and improvements	286,467	277,330
Furniture, fixtures and equipment	114,765	103,707

	423,446	402,751
Accumulated depreciation	(83,170)	(65,257)

	$340,276	$337,494

        For the years ended December 31, 2013, 2012 and 2011, we recorded depreciation expense of $25,871, $22,882 and $19,097, respectively, relating to our property and equipment.

        As of December 31, 2012, we had assets of $9,625 included in our property and equipment that we subsequently sold during the year ended December 31, 2013 to SNH for increased rent pursuant to the terms of our leases with SNH. As of December 31, 2013, we had $9,342 of assets included in our property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.

4. Goodwill and Other Intangible Assets

        The goodwill and other intangible assets balance relates to management agreements and trademarks we acquired in connection with a lease we entered into with SNH in 2009, goodwill and resident agreements we acquired in connection with our purchase of six senior living communities in 2011 and goodwill we recorded in connection with our other senior living community acquisitions in previous years. The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
Goodwill	$25,344	$25,473
Other intangible assets, net of accumulated amortization of $3,001 and $1,829, respectively	1,063	2,235

	$26,407	$27,708

        Goodwill.    We review goodwill for impairment annually during our fourth quarter or more frequently if events or changes in circumstances exist. If our review indicates that the carrying amount

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

4. Goodwill and Other Intangible Assets (Continued)

of goodwill exceeds its fair value, we reduce the carrying amount to fair value. We evaluate goodwill for impairment at the reporting unit level; our reporting units are equivalent to our operating segments. All of our goodwill is located in our senior living reporting unit. We evaluated goodwill for impairment by comparing the fair value of the senior living reporting unit, as determined by discounted cash flows and market approaches such as capitalization rates and earnings multiples, with its carrying value. The key assumptions used in the discounted cash flow analysis include expected future revenue growth, gross margins and our weighted average cost of capital. The key assumption in the market approach is the selection of guideline companies and the determination of earnings multiples. If the carrying value of the reporting unit exceeds our estimate of its fair value, we compare the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows as reflected in our baseline forecast may differ from actual cash flows due to, among other things, changes in economic conditions that adversely affect occupancy rates, reductions in government or third party reimbursement rates, changes to our business model or changes in operating performance affecting our gross margins. As a result of our annual goodwill impairment review, we believe that our goodwill was not impaired as of December 31, 2013.

        As of our evaluation date, the fair value of the senior living reporting unit exceeds its carrying value by approximately 6%. As of December 31, 2013, our carrying amount of goodwill was $25,344. The key variables that affect the cash flows of our senior living reporting unit are estimated revenue growth rates, estimated operating expenses excluding interest and taxes, estimated capital expenditures, growth rate assumptions and the weighted average cost of our capital. We select the revenue growth rate based on our view of the growth prospects of the senior living reporting unit considering expected occupancy rates and private pay and government and third party payment rates. Estimated operating expenses and capital expenditures are based upon our historical and expected future operations. These assumptions are subject to uncertainty, including uncertainties related to our ability to increase the reporting unit's revenue and improve its profitability. For the senior living reporting unit, relatively small declines in the future occupancy, payment rates or expenses and cash flows or small changes in other key assumptions may result in a goodwill impairment charge. Future events that could have a negative effect on the fair value of the senior living reporting unit include, but are not limited to:

  •
  Decreases in revenues due to decreases in occupancy or our rates,

  •
  Decreases in revenues and profitability at our senior living communities due to the inability of residents who pay for our services with their private resources to afford our services,

  •
  Future Medicare and Medicaid rate reductions and other changes from the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, that impact our revenues,

  •
  Decreases in the reporting unit's gross margins and profitability due to increased labor or other costs, or our inability to successfully stabilize a newly acquired, leased or managed community's operations,

  •
  Increases in the weighted average cost of our capital including changes in market interest rates, and

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

4. Goodwill and Other Intangible Assets (Continued)

  •
  Changes in the structure of our business as a result of changes in relationships with our related parties.

        Changes in one or more of these factors could result in an impairment charge.

        Intangible assets.    We amortize intangible assets using the straight line method over the useful lives of the assets which have identifiable useful lives commencing on the date of acquisition. Total amortization expense for amortizable intangible assets for the years ended December 31, 2013, 2012 and 2011 was $1,172, $1,626 and $90, respectively. At December 31, 2013, the weighted average amortization period remaining for these intangible assets is approximately two years. Amortization expense is estimated to be approximately $719 in 2014, $91 in 2015, 2016 and 2017, and $71 in 2018.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

5. Income Taxes

        Significant components of our deferred tax assets and liabilities at December 31, 2013 and 2012, were as follows:

	2013	2012
Current deferred tax assets:
Continuing care contracts	$134	$607
Allowance for doubtful accounts	2,376	1,559
Deferred gains on sale lease back transactions	1,383	1,278
Insurance reserves	1,188	1,015
Tax credits	352	465
Tax loss carry forwards	6,679	9,190
Other	1,746	1,220

Total current deferred tax assets before valuation allowance	13,858	15,334
Valuation allowance:	(454)	(297)

Total current deferred tax assets	13,404	15,037

Non-current deferred tax assets:
Continuing care contracts	592	228
Deferred gains on sale lease back transactions	735	981
Insurance reserves	2,880	2,919
Tax credits	14,883	11,264
Tax loss carry forwards	32,139	26,592
Impairment of securities	470	501
Depreciable assets	5,990	—
Other	1,054	1,431

Total non-current deferred tax assets before valuation allowance	58,743	43,916
Valuation allowance:	(3,149)	(1,891)

Total non-current deferred tax assets	55,594	42,025

Current deferred tax liabilities:
Employee stock grants	(115)	(130)
Non-current deferred tax liabilities:
Depreciable assets	—	(1,674)
Lease expense	(11,401)	(696)
Goodwill	(1,173)	(1,087)
Identifiable intangibles/other liabilities	(1,190)	(1,008)

Total non-current deferred tax liabilities	(13,764)	(4,465)

Net deferred tax asset	$55,119	$52,467

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

5. Income Taxes (Continued)

        The changes in our valuation allowance for deferred tax assets were as follows:

	Balance at Beginning of Period	Amounts Charged/ (Credited) To Expense	Amounts Charged Off, Net of Recoveries	Balance at End of Period
Year Ended December 31, 2011	$59,238	$(55,875)	$—	$3,363

Year Ended December 31, 2012	$3,363	$(1,175)	$—	$2,188

Year Ended December 31, 2013	$2,188	$1,415	$—	$3,603

        During the fourth quarter of 2011, as prescribed by FASB ASC Topic 740, Accounting for Income Taxes, we evaluated the realizability of our net deferred tax assets, which include, among other things, our net operating losses and tax credits. We determined that it was more likely than not that we will realize the benefit of our deferred tax assets, and as a result, we recognized in the fourth quarter of 2011, an income tax benefit from continuing operations of $58,389, of which $59,763 was attributable to the partial reduction of our previously deferred income tax valuation allowance. During the third quarter of 2012, we released valuation allowances of $1,156 related to capital losses which were used to offset a capital gain incurred in the sale of our pharmacy business. We maintain a partial valuation allowance against certain deferred tax assets related to impaired investments. When we believe that we will more likely than not realize the benefit of these deferred tax assets, we will record deferred tax assets as an income tax benefit in our consolidated statements of operations, which will affect our results of operations.

        As of December 31, 2013, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $81,583, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $15,235. We have an additional $278 of federal net operating losses not reflected in the deferred taxes table above, that are attributable to unvested stock grants which will be recorded as an increase to additional paid in capital once they are realized in accordance with FASB ASC Topic 718. Our net operating loss carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

        For the year ended December 31, 2013, we recognized tax expense from continuing operations of $1,916, of which $1,141 represents current state tax expense that is payable without regard to our tax loss carry forwards. The current year tax provision also includes a tax benefit of $1,468 related to the work opportunity tax credit program that expired in 2012 and was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013. As prescribed by FASB ASC Topic 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted. The total effect of the reinstatement of work opportunity tax credits related to 2012 employee wages was required to be recorded as a component of income tax expense in continuing operations during the first quarter of 2013. We also recognized a tax benefit from discontinued operations of $3,539.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

5. Income Taxes (Continued)

        The provision (benefit) for income taxes from continuing operations is as follows:

	Years Ended December 31,
	2013	2012	2011
Current tax provision:
State	$1,141	$1,183	$1,047

Total current tax provision	1,141	1,183	1,047
Deferred tax (benefit) provision:
Federal	(1,042)	4,775	(44,384)
State	1,817	1,140	(15,052)

Total deferred tax provision (benefit)	775	5,915	(59,436)

Total tax provision (benefit)	$1,916	$7,098	$(58,389)

        The principal reasons for the difference between our effective tax (benefit) rate on continuing operations and the U.S. federal statutory income tax rate are as follows:

	For the years ended December 31,
	2013	2012	2011
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	35.9%	8.7%	(12.9)%
Tax credits	(42.1)%	(4.2)%	(15.7)%
Change in valuation allowance	2.6%	0.1%	(348.1)%
Nondeductible meals and entertainment	1.7%	0.5%	0.5%
Nondeductible penalties	1.7%	0.7%	1.0%
Dividend received deduction	(1.1)%	(0.8)%	(0.9)%
Executive compensation	1.6%	0.3%	0.0%
Stock-based compensation	0.6%	0.1%	(1.2)%
Other differences, net	(0.2)%	(0.3)%	2.2%

Effective tax rate	35.7%	40.1%	(340.1)%

        We utilize a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2013, 2012 and 2011:

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

5. Income Taxes (Continued)

	For the years ended December 31,
	2013	2012	2011
Unrecognized tax benefits at January 1	$1,086	$893	$—
Additions for tax positions of prior years	—	—	717
Additions for tax positions of current year	159	193	176

Unrecognized tax benefits at December 31	$1,245	$1,086	$893

        As of December 31, 2013, the total amount of unrecognized tax benefits totaled $1,245, none of which if recognized would decrease our effective tax rate in a future period. It is not expected that a significant amount of unrecognized tax benefits would be recognized in the next 12 months.

        We recognize interest and penalties related to uncertain tax positions in income tax expense and such amounts were not material for the years ended December 31, 2013, 2012 and 2011.

6. Earnings Per Share

        We computed basic EPS for the years ended December 31, 2013, 2012 and 2011 using the weighted average number of shares outstanding during the periods. Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two-class method or the treasury stock method. The treasury stock method reflects dilutive potential common shares related to the Notes that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common shareholders that would result from their assumed issuance. The effect of the Notes for the year ended December 31, 2013 was not included in the calculation of diluted EPS because to do so would have been antidilutive. The weighted average shares outstanding used to calculate basic and diluted EPS includes 611, 547 and 582 unvested common shares as of December 31, 2013, 2012 and 2011, respectively, issued to our officers and others under the Share Award Plan. Unvested shares issued under the Share Award Plan are deemed participating securities because they participate equally in earnings with all of our other common shares.

        The following table provides a reconciliation of income from continuing operations and income (loss) from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Year Ended December 31,
	2013			2012			2011
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
Income from continuing operations	$3,449	48,277	$0.07	$10,590	47,952	$0.23	$75,555	42,161	$1.79
Effect of the Notes	344	986		677	2,182		962	2,873

Diluted income from continuing operations	$3,449	48,277	$0.07	$10,590	50,134	$0.23	$76,517	45,034	$1.70

Diluted income (loss) from discontinued operations	$(5,789)	48,277	$(0.12)	$11,717	50,134	$0.23	$(3,381)	45,034	$(0.08)

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

7. Fair Values of Assets and Liabilities

        Our assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with FASB ASC Topic 820. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels.

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

        The table below presents the assets measured at fair value at December 31, 2013 and 2012 categorized by the level of inputs used in the valuation of each asset.

	As of December 31, 2013				As of December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$14,866	$14,866	$—	$—	$22,149	$22,149	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	3,668	3,668	—	—	6,025	6,025	—	—
REIT industry	704	704	—	—	484	484	—	—
Other	3,875	3,875	—	—	775	775	—	—

Total equity securities	8,247	8,247	—	—	7,284	7,284	—	—
Debt securities
International bond fund(3)	2,329	—	2,329	—	2,345	—	2,345	—
High yield fund(4)	2,309	—	2,309	—	2,168	—	2,168	—
Industrial bonds	5,234	—	5,234	—	5,186	—	5,186	—
Government bonds	7,075	4,558	2,517	—	4,666	4,666	—	—
Financial bonds	1,154	—	1,154	—	982	—	982	—
Other	4,706	—	4,706	—	869	—	869	—

Total debt securities	22,807	4,558	18,249	—	16,216	4,666	11,550	—

Total available for sale securities	31,054	12,805	18,249	—	23,500	11,950	11,550	—

Total	$45,920	$27,671	$18,249	$—	$45,649	$34,099	$11,550	$—

(1)
Cash equivalents, consisting of money market funds held principally for obligations arising from our self-insurance programs.

(2)
Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $19,150 and $11,905, respectively, at December 31, 2013 and $12,920 and $10,580, respectively, at December 31, 2012. Our investments in available for sale securities had amortized costs of $29,127 and $21,720 as of December 31, 2013 and 2012, respectively, had unrealized gains of $2,185 and $2,050 as of December 31, 2013 and 2012, respectively, and had unrealized losses of $257 and $270 as of December 31, 2013 and 2012, respectively. At December 31, 2013, 36 of the securities we hold, with a fair value of $7,392, have been in a loss position for less than 12 months and none of the securities we hold have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, we intend to hold these securities until recovery and other factors that support our conclusion that the loss is temporary. During the years ended December 31, 2013 and 2012, we received gross proceeds of $6,285 and $4,163, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $329 and $63, respectively, and gross realized losses totaling $334 and $82, respectively.

(3)
The investment strategy of this fund is to invest principally in fixed income securities. The fund invests in such securities or investment vehicles as it considers appropriate to achieve the fund's investment objective, which is to provide an above average rate of total return while attempting to limit investment risk by investing in a diversified portfolio of U.S. dollar investment grade fixed income securities. There are no unfunded commitments and the investment can be redeemed weekly.

(4)
The investment strategy of this fund is to invest principally in fixed income securities. The fund invests in such securities or investment vehicles as it considers appropriate to achieve the fund's investment objective, which is to provide an above average rate of total return while attempting to limit investment risk by investing in a diversified portfolio of primarily fixed income securities issued by companies with below investment grade ratings. There are no unfunded commitments and the investment can be redeemed weekly.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

7. Fair Values of Assets and Liabilities (Continued)

        During the year ended December 31, 2013, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value. Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the year ended December 31, 2013.

        The carrying values of accounts receivable and accounts payable approximate fair value as of December 31, 2013 and 2012. The carrying value and fair value of the Notes were $24,872 and $24,623, respectively, as of December 31, 2012 and were categorized in Level 2 of the fair value hierarchy in their entirety. We estimated the fair value of the Notes using an average of the bid and ask price of our then outstanding Notes. The carrying value and fair value of our mortgage notes payable were $37,620 and $41,113, respectively, as of December 31, 2013 and $46,260 and $53,115, respectively, as of December 31, 2012 and are categorized in Level 3 of the fair value hierarchy in their entirety. We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date. Because these Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value. We measured the fair value of our equity investment in AIC, an Indiana insurance company that we owned at December 31, 2013 in equal proportion with each of the other seven shareholders of that company (see Note 14), categorized in Level 2 of the fair hierarchy in its entirety, by considering, among other things, the individual assets and liabilities held by AIC, AIC's overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

8. Indebtedness

        As of December 31, 2013, we had a $25,000 revolving secured line of credit, or our Credit Agreement, available for general business purposes, including acquisitions. On December 31, 2013, in connection with the transfer of the rehabilitation hospitals' operations, we reduced our Credit Agreement from $35,000 to $25,000 because the accounts receivable generated at the two rehabilitation hospitals were no longer available as collateral. The maturity date of our Credit Agreement is March 18, 2016. Borrowings under our Credit Agreement typically bear interest at LIBOR plus a premium of 250 basis points, or 2.67% as of December 31, 2013. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under the Credit Agreement. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. We made no borrowings under our Credit Agreement during the year ended December 31, 2013. The weighted average interest rate for borrowings under our Credit Agreement was 6.25% for the years ended December 31, 2012 and 2011. As of December 31, 2013 and September 8, 2014, we had no amounts outstanding under our Credit Agreement. We incurred interest expense and other associated costs related to our Credit Agreement of $386, $676 and $726 for the years ended December 31, 2013, 2012 and 2011, respectively.

        We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries' accounts receivable and related collateral. Our Credit Agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes termination of our business management and shared services agreement, or our business management agreement, with Reit Management & Research LLC, or RMR.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

8. Indebtedness (Continued)

        We also have a $150,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions. The maturity date of our Credit Facility is April 13, 2015, and, subject to the payment of extension fees and meeting certain other conditions, our Credit Facility includes options for us to extend its stated maturity date for two one year periods. Borrowings under our Credit Facility typically bear interest at LIBOR plus a premium of 250 basis points, or 2.67% as of December 31, 2013. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the Credit Facility. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. The weighted average interest rate for borrowings under our Credit Facility was 3.05% and 2.98% for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and September 8, 2014, we had $35,000 and $20,000 outstanding under our Credit Facility, respectively. We incurred interest expense and other associated costs related to our Credit Facility of $1,985 and $1,746 for the years ended December 31, 2013 and 2012, respectively.

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

        Our Credit Agreement and our Credit Facility contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. Our Credit Agreement and Credit Facility require that we deliver quarterly and annual financial statements within the time periods specified within those agreements. The lenders under each of our Credit Agreement and Credit Facility have waived, until September 19, 2014, October 15, 2014, November 15, 2014 and December 15, 2014, respectively, any default arising from our not timely delivering our financial statements for the year ended December 31, 2013, the quarter ended March 31, 2014, the quarter ended June 30, 2014 and the quarter ended September 30, 2014, as required under those credit facilities. Our annual financial statements for the year ended December 31, 2013 are being delivered to our lenders contemporaneously with the filing of this Annual Report on Form 10-K.

        In May 2011, we entered into the bridge loan from SNH, or the Bridge Loan, under which SNH agreed to lend us up to $80,000 to fund a part of the purchase price for our acquisitions of certain assets of six senior living communities located in Indiana, or the Indiana Communities. During 2011, we completed our acquisitions of the assets of the Indiana Communities and, in connection with the acquisitions, borrowed $80,000 under the Bridge Loan. During 2011, we repaid $42,000 of this advance with proceeds from a public offering of our common shares, or the Public Offering, and cash generated by operations. In April 2012, we repaid in full the principal amount then outstanding under the Bridge Loan, resulting in termination of the Bridge Loan. We funded the April 2012 repayment of the Bridge Loan with borrowings under our Credit Facility and cash on hand. We incurred interest expense and other associated costs related to the Bridge Loan of $0, $314 and $593 for the years ended December 31, 2013, 2012 and 2011, respectively.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

8. Indebtedness (Continued)

        At December 31, 2013, we had six irrevocable standby letters of credit totaling $950. The six letters of credit are security for our lease obligation to HCP, Inc., or HCP, to an automobile leasing company and to a mortgagee of our property encumbered by a Federal National Mortgage Association, or FNMA, insured mortgage. The letters of credit are renewed annually. The maturity dates for these letters of credit range from April 2014 to August 2014. Our obligations under these letters of credit are secured by cash.

        In October 2006, we issued $126,500 principal amount of the Notes. Our net proceeds from this issuance were approximately $122,600. The Notes bore interest at a rate of 3.75% per annum and were convertible into our common shares at any time. The conversion rate, which was subject to adjustment, was 76.9231 common shares per $1 principal amount of the Notes, which represented a conversion price of $13.00 per share. The Notes were guaranteed by certain of our wholly owned subsidiaries. The Notes were scheduled to mature on October 15, 2026. We were entitled to prepay the Notes at any time and the holders were entitled to require us to purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest. We have periodically repurchased Notes in open market transactions or in privately negotiated transactions. During the years ended December 31, 2012 and 2011, we redeemed or purchased and retired $12,410 and $623 par value of the outstanding Notes, respectively, and recorded a gain of $45 and $1, respectively, net of related unamortized costs, on early extinguishment of debt. We funded these purchases principally with available cash. On July 8, 2013, we redeemed all of the $24,872 principal amount of the Notes then outstanding at a redemption price equal to the principal amount, plus accrued and unpaid interest. We recorded a loss on early extinguishment of debt, net of unamortized issuance costs, of $599 in the third quarter of 2013. Interest expense and other associated costs related to the Notes was $511, $1,124 and $1,470 for the years ended December 31, 2013, 2012 and 2011, respectively.

        At December 31, 2013, four of our senior living communities were encumbered by mortgage notes with an aggregate outstanding principal balance of $37,620: (1) one of our communities was encumbered by a FNMA mortgage note and (2) three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes. These mortgages contain FNMA and FMCC, respectively, standard mortgage covenants. We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes as part of our acquisitions of the encumbered communities in order to record the assumed mortgage notes at their estimated fair value. We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

8. Indebtedness (Continued)

respective mortgage notes. The following table is a summary of these mortgage notes as of December 31, 2013:

Balance as of December 31, 2013	Effective Interest Rate	Cash Interest Rate	Maturity Date	Monthly Payment
$19,083	6.64%	5.86%	June 2023	$123
6,312	8.99%	5.46%	February 2025	63
2,858	6.36%	6.70%	September 2028	25
9,367	6.20%	6.70%	September 2032	72

$37,620	6.90%(1)	6.07%(1)		$283

(1)
Weighted average interest rate.

        We incurred mortgage interest expense, including premium amortization, of $3,010, $2,843 and $1,588 for the years ended December 31, 2013, 2012 and 2011, respectively, including interest expense recorded in discontinued operations. Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable FNMA and FMCC approval. As of December 31, 2013, we believe we were in compliance with all applicable covenants under these mortgages.

        Principal payments due under the terms of these mortgages are as follows:

2014	$1,159
2015	1,230
2016	1,306
2017	1,387
2018	1,472
Thereafter	31,066

$37,620

9. Leases

        As of December 31, 2013, we leased 187 senior living communities from SNH under four leases (including 10 communities that we have classified as discontinued operations). As of December 31, 2013, we also leased four senior living communities under a lease with HCP. These leases are "triple-net" leases which require that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from their operation during the lease term.

        Our leases with SNH require us to pay percentage rent at 180 of the senior living communities we lease from SNH equal to 4% of the amount by which gross revenues, as defined in our leases, exceeds gross revenues in a base year. We recorded approximately $5,149, $4,888 and $4,879 in percentage rent to SNH for the years ended December 31, 2013, 2012 and 2011, respectively.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

9. Leases (Continued)

        SNH may fund amounts that we request for renovations and improvements to communities we lease from SNH in return for rent increases according to formulas in the leases; however, SNH is not obligated to purchase these renovations and improvements from us and we are not required to sell them to SNH. In 2013, 2012 and 2011, SNH funded $27,208, $30,520 and $33,269, respectively, for renovations and improvements to some of our communities and, as a result, our annual rent increased by $2,177, $2,456 and $2,665, respectively.

        The following table is a summary of our real property leases as of December 31, 2013 (including the 10 senior living communities that we have classified as discontinued operations):

		Number of properties	Annual minimum rent as of December 31, 2013	Initial expiration date	Renewal terms
1.	Lease No. 1 for SNFs and independent and assisted living communities(1)	90	$58,726	December 31, 2024	Two 15-year renewal options.
2.	Lease No. 2 for SNFs and independent and assisted living communities	51	62,461	June 30, 2026	Two 10-year renewal options.
3.	Lease No. 3 for independent and assisted living communities(2)	17	34,205	December 31, 2028	Two 15-year renewal options.
4.	Lease No. 4 for SNFs and independent and assisted living communities(3)	29	34,743	April 30, 2017	Two 15-year renewal options.
5.	One HCP lease	4	2,500	April 30, 2028	One 10-year renewal option.

	Totals	191	$192,635

(1)
Lease No. 1 is comprised of three separate leases. Two of these three leases exist to accommodate mortgage financings in effect at the time SNH acquired the properties; we have agreed with SNH to combine all three of these leases into one lease as and when these mortgage financings are paid.

(2)
Lease No. 3 exists to accommodate certain mortgage financing by SNH.

(3)
Lease No. 4 is comprised of two separate leases. One of these two leases exists to accommodate mortgage obligations in effect at the time SNH acquired the property; we have agreed with SNH to combine both of these leases into one lease when the mortgage financing is paid. We and SNH have entered into an amendment to Lease No. 4 pursuant to which we and SNH added a third option for us to extend the term of Lease No. 4 from May 1, 2047 to April 30, 2062. In addition, we exercised the first of our existing options to extend the term of Lease No. 4, extending the term from April 30, 2017 to April 30, 2032.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

9. Leases (Continued)

        The future minimum rents required by our leases as of December 31, 2013, are as follows:

2014	$192,667
2015	192,718
2016	192,769
2017	169,661
2018	158,133
Thereafter	1,191,240

$2,097,188

10. Shareholders' Equity

        We issued 385, 347 and 379 of our common shares in 2013, 2012 and 2011, respectively, to our Directors, officers and others who provide services to us. We valued these shares at the average price of our common shares on the exchange on which they were listed on the dates of issue, or $1,758 in 2013, based on a $4.56 weighted average share price, $1,638 in 2012, based on a $4.72 weighted average share price, and $1,044 in 2011, based on a $2.75 weighted average share price. Shares issued to Directors vest immediately; one fifth of the shares issued to our officers and others vest on the date of grant and on the four succeeding anniversaries of the date of grant. We recognize the cost ratably over the vesting period. As of December 31, 2013, 414 of our common shares remain available for issuance under the Share Award Plan.

        We previously adopted a Shareholders Rights Plan pursuant to which a right to purchase securities was distributable to shareholders in certain circumstances. Each right entitled the holder to purchase or to receive securities or other assets of ours upon the occurrence of certain events. The Shareholder Rights Plan expired on April 10, 2014.

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

        In August 2011, we agreed with SNH that SNH should sell one assisted living community we lease from SNH located in Pennsylvania with 103 living units. We and SNH are in the process of offering this assisted living community for sale and, if sold, our annual minimum rent payable to SNH will decrease by 9.0% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease.

        In September 2012, we completed the sale of our pharmacy business to Omnicare. We received $34,298 in sale proceeds from Omnicare, which included $3,789 in working capital. We recorded a pre-tax capital gain on sale of the pharmacy business of $23,347. In connection with the sale, Omnicare did not acquire the real estate we own associated with one pharmacy located in South Carolina. In July 2014, we sold this real estate for a sales price of $205. We recorded an asset impairment charge of $57

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

11. Discontinued Operations (Continued)

during the fourth quarter of 2013 to reduce the carrying value of this real estate to its estimated fair value, less costs to sell.

        In June 2013, we agreed with SNH that SNH would offer for sale 10 senior living communities we lease from SNH with 721 living units. Seven of these 10 communities with 578 living units are SNFs and three of these 10 communities with 143 living units are assisted living communities. In August 2013, SNH sold one of these communities, a SNF with 112 living units, for a sales price of $2,550, and as a result of this sale, our annual minimum rent payable to SNH decreased by $255, or 10% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease. In January 2014, SNH sold one of these communities, an assisted living community with 48 living units, for a sales price of $2,400, and as a result of this sale, our annual minimum rent payable to SNH decreased by $210, or 8.75% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease. In June 2014, SNH sold two of these communities, both of which are SNFs, with a combined total of 155 living units, for a sales price of $4,500, and as a result of this sale, our annual minimum rent payable to SNH decreased by $450, or 10% of the net proceeds of the sale to SNH, in accordance with the terms of the applicable lease. We and SNH are in the process of offering the other six communities for sale, and if sold, our annual minimum rent payable to SNH will decrease in accordance with the terms of our applicable leases. We recorded a $1,231 asset impairment charge during the second quarter of 2013 to reduce the assets we own relating to these 10 communities to their estimated fair market values, less costs to sell.

        Also in June 2013, we decided to offer for sale one assisted living community we own with 32 living units. We are in the process of offering this community for sale.

        We can provide no assurance that we will be able to sell the senior living community that we are offering for sale, or that we and SNH will be able to sell the senior living communities we lease from SNH that are being offered for sale, or what the terms or timing of any sales may be.

        As of December 31, 2013, pursuant to an asset purchase agreement, or the Purchase Agreement, we and SNH completed the sale of the real estate and the transfer of operations at two rehabilitation hospitals and 13 out-patient clinics affiliated with those rehabilitation hospitals to unrelated third parties. We previously leased the rehabilitation hospitals from SNH and the out-patient clinics from others. As a result of this transaction, SNH received proceeds of approximately $90,000 for the sale of the real estate associated with the rehabilitation hospitals, we retained certain net assets of approximately $9,591 and our annual rent payable to SNH and others decreased by approximately $11,500. In 2013, we recorded losses of $2,197 relating to closing costs and legal fees associated with this transaction and we incurred $2,600 of non-cash asset impairment charges to reduce the fixed assets we owned which are related to the rehabilitation hospitals to their estimated fair market values.

        We have reclassified our consolidated balance sheets and consolidated statements of operations for all periods presented to show the financial position and results of operations of our pharmacies, rehabilitation hospitals and the communities which have been sold or are expected to be sold as

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

11. Discontinued Operations (Continued)

discontinued. Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Revenues	$151,600	$213,020	$251,604
Expenses	(154,578)	(218,565)	(253,430)
Impairment on discontinued assets	(4,153)	(644)	(4,358)
Benefit (provision) for income taxes	3,539	(5,441)	2,803
(Loss) gain on sale	(2,197)	23,347	—

Net (loss) income	$(5,789)	$11,717	$(3,381)

12. Off Balance Sheet Arrangement

        We have pledged our accounts receivable and certain other assets, with a carrying value, as of December 31, 2013, of $13,368, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH's borrowings from its lender, FNMA. As of December 31, 2013, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

13. Litigation Settlement

        On May 29, 2012, we entered into a settlement agreement, or the Settlement Agreement, with subsidiaries of Sunrise Senior Living Inc., or Sunrise, pursuant to which we agreed to settle our long running litigation with Sunrise, involving amounts charged by Sunrise to us for certain insurance programs for senior living communities managed by Sunrise for us. Pursuant to the Settlement Agreement, Sunrise paid us $4,000 in cash and we recorded a gain of $3,365, net of legal fees, in our consolidated statements of operations.

14. Related Person Transactions

        We have adopted written Governance Guidelines that address the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Directors and our Board of Directors reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction must be reviewed and approved or ratified by both (1) the affirmative vote of a majority of our Board of Directors and (2) the affirmative vote of a majority of our Independent Directors. In determining whether to approve or ratify a transaction, our Board of Directors, or disinterested Directors or Independent Directors, as the case may be, also act in accordance with any applicable provisions of our charter, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us and our

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

14. Related Person Transactions (Continued)

stockholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies and charter, each as described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Business Conduct and Ethics and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We were formerly a 100% owned subsidiary of SNH, SNH is our largest landlord and our largest stockholder and we manage senior living communities for SNH. In 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. As of December 31, 2013, SNH owned 4,235 of our common shares, or approximately 8.7% of our outstanding common shares. One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of SNH. Mr. Barry Portnoy's son, Mr. Adam Portnoy, also serves as a managing trustee of SNH. SNH's executive officers are officers of RMR and SNH's President and Chief Operating Officer is a director of RMR. In order to effect this spin-off and to govern relations after the spin-off, we entered into agreements with SNH and others. We have entered into various leases with SNH and other agreements that include provisions that confirm and modify these undertakings. Among other matters, these agreements provide that:

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

  •
  SNH has the option to cancel all of our rights under the leases and management agreements we have with SNH upon the acquisition by a person or group of more than 9.8% of our voting stock and upon other change in control events affecting us, as defined in those documents, including the adoption of any stockholder proposal (other than a precatory proposal) or the election to our Board of Directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual; and

  •
  so long as we are a tenant of, or manager for, SNH or so long as we have a business management agreement with RMR, we will not acquire or finance any real estate of a type then owned or financed by SNH or any other company managed by RMR without first giving SNH or the other company managed by RMR, as applicable, the opportunity to acquire or finance that real estate.

        As of December 31, 2013, we leased 187 senior living communities (including 10 that we have classified as discontinued operations) from SNH under four combination leases. Under our leases with SNH, we pay SNH minimum rent plus percentage rent based on increases in gross revenues at certain properties. Our total minimum annual rent payable to SNH as of December 31, 2013 was $190,135, excluding percentage rent. Our total rent expense (which includes rent for all properties we lease from SNH, including properties we have classified as discontinued operations) under all of our leases with SNH, net of lease inducement amortization, was $202,868, $200,036 and $194,524 for the years ended

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

14. Related Person Transactions (Continued)

December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, we had outstanding rent due and payable to SNH of $17,960 and $17,688, respectively. During the years ended December 31, 2013, 2012 and 2011, pursuant to the terms of our leases with SNH, we sold $27,208, $30,520 and $33,269, respectively, of improvements made to properties leased from SNH and, as a result, our annual rent payable to SNH increased by approximately $2,177, $2,456 and $2,665, respectively. As of December 31, 2013, our property and equipment included $9,342 for similar improvements we have made to properties we lease from SNH that we expected to request that SNH purchase from us for an increase in future rent.

        In December 2013, pursuant to the Purchase Agreement, we and SNH sold the real estate and transferred the operations at two rehabilitation hospitals and 13 out-patient clinics affiliated with those rehabilitation hospitals to unrelated third parties. As a result of this transaction, SNH received proceeds of approximately $90,000 for the sale of the real estate associated with those rehabilitation hospitals and we retained certain net assets of approximately $9,591. These rehabilitation hospitals were previously leased to us by SNH under one of our combination leases with SNH, Lease No. 2, and the affiliated clinics were leased to us by third parties. Pursuant to an amendment to Lease No. 2 that we entered into in September 2013 in connection with our and SNH's agreement to sell the real estate and transfer the operations at the rehabilitation hospitals, Lease No. 2 terminated with respect to the rehabilitation hospitals and our annual rent paid to SNH under Lease No. 2 was reduced by $9,500 upon the closing of this transaction. The lease amendment also provides for an allocation of indemnification obligations under the Purchase Agreement between SNH and us.

        We and SNH have agreed that SNH would offer for sale 10 senior living communities we lease from SNH, which we have classified as discontinued operations. Our rent payable to SNH will be reduced if and as these sales occur pursuant to terms set in our leases with SNH. In August 2013, SNH sold one of these communities, a SNF with 112 living units, for a sales price of $2,550, and as a result of this sale our annual minimum rent payable to SNH decreased by $255, or 10% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease. In January 2014, SNH sold another one of these communities, an assisted living community with 48 living units, for a sales price of $2,400, and as a result of this sale, our annual minimum rent payable to SNH decreased by $210, or 8.75% of the net proceeds of the sale to SNH, in accordance with the terms of our applicable lease. In June 2014, SNH sold two of these communities, both of which are SNFs, with a combined total of 155 living units, for a sales price of $4,500, and as a result of this sale, our annual minimum rent payable to SNH decreased by $450, or 10% of the net proceeds of the sale to SNH, in accordance with the terms of the applicable lease. We can provide no assurance that the remaining six senior living communities that we and SNH have agreed to offer for sale will be sold or what the terms of any sales may provide.

        Concurrent and in connection with entering into the Villa Valencia Agreement, described below, we and SNH entered into the Fifth Amendment to the Amended and Restated Master Lease Agreement (Lease No. 4), or Lease No. 4. Under this Lease No. 4 amendment, we exercised the first of our existing options under Lease No. 4, extending the term from April 30, 2017 to April 30, 2032, and a third option for us to extend the term of Lease No. 4 from May 1, 2047 to April 30, 2062, was added.

        As of December 31, 2013, we managed 44 senior living communities for the account of SNH. We began managing communities for the account of SNH in June 2011 in connection with SNH's

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

14. Related Person Transactions (Continued)

acquisition of certain senior living communities at that time. We have since begun managing additional communities that SNH has acquired. With the exception of the management agreement for the senior living community in New York described below, the management agreements for the communities we manage for SNH's account provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital. The management agreements provide that we and SNH each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

        In connection with these management agreements, we and SNH have entered into four combination agreements, or pooling agreements: three pooling agreements combine our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements, and a fourth pooling agreement combines our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement. We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012. The first AL Pooling Agreement includes 20 identified communities and the second AL Pooling Agreement currently includes 19 identified communities. We and SNH entered into our third AL Pooling Agreement in November 2013 and that pooling agreement currently includes the management agreement for the community we began managing in November 2013, as further described below. We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units. The senior living community in New York and the senior living community known as Villa Valencia described below that we manage for the account of SNH are not included in any of our pooling agreements. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determinations of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our incentive fees and SNH's return of its invested capital. Under each of the pooling agreements, SNH has the right, after the period of time specified in the agreement has elapsed and subject to our cure rights, to terminate all, but not less than all, of the management agreements that are subject to the pooling agreement if SNH does not receive its minimum return in each of three consecutive years. In addition, under each of the pooling agreements, we have a limited right to require the sale of underperforming communities. Also, under each of the pooling agreements, any nonrenewal notice given by us with respect to a community is deemed a nonrenewal with respect to all the communities that are the subject of the agreement. Special committees of each of our Board of Directors and SNH's board of trustees composed solely of our Independent Directors and SNH's independent trustees who are not also directors or trustees of the other party and who were represented by separate counsel reviewed and approved the terms of these management agreements and pooling agreements.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

14. Related Person Transactions (Continued)

        We earned management fees from SNH of $9,229, $5,582 and $835 for the years ended December 31, 2013, 2012 and 2011, respectively. We expect that we may enter additional management arrangements with SNH for senior living communities that SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH.

        In August 2013, we began managing for SNH a senior living community located in Georgia with 93 assisted living units. In October 2013, we began managing for SNH three additional senior living communities with an aggregate of 213 assisted living units; one of those communities is located in Tennessee, and the other two are located in Georgia. In November 2013, we began managing for SNH a senior living community in Wisconsin with 68 assisted living units. We entered into separate long term management agreements with SNH for each of those senior living communities on terms similar to those management agreements that we currently have with SNH for senior living communities that include assisted living units. The management agreements for the senior living communities we began managing in August and October 2013 were added to the second AL Pooling Agreement and the management agreement for the senior living community we began managing in November 2013 was added to the third AL Pooling Agreement. We expect that we may enter additional management arrangements with SNH for senior living communities that SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH.

        Our second AL Pooling Agreement previously included the management agreement pursuant to which the Company manages SNH's assisted living community known as Villa Valencia, which is located in California. On July 10, 2014, the Company entered into an agreement with SNH, or the Villa Valencia Agreement, pursuant to which the management agreement for Villa Valencia was removed from the second AL Pooling Agreement as of July 1, 2014. We expect that the management agreement affecting the Villa Valencia community will not be included in any pooling agreement until after extensive renovations planned at the community are completed.

        Also on July 10, 2014, we entered into an amendment to the management agreements with SNH that include assisted living units to (i) extend the term of each of the management agreements between us and SNH for Villa Valencia and the 19 assisted living communities currently included in the second AL Pooling Agreement from December 31, 2031 to December 31, 2033 and (ii) extend the term of the management agreement between us and SNH for the senior living community known as Willow Pointe, which is currently included in the third AL Pooling Agreement, from December 31, 2031 to December 31, 2035. On July 10, 2014, we also entered into an amendment to our management agreements with SNH that include only independent living units to extend the term of the management agreements between us and SNH for two independent living communities from December 31, 2031 to December 31, 2032. The term of the 20 management agreements included in the first AL Pooling Agreement were not affected by these amendments and those management agreements expire on December 31, 2031.

        We manage a portion of a senior living community in New York that is not subject to the requirements of New York healthcare licensing laws, consisting of 199 living units, pursuant to a long term management agreement with SNH. The terms of this management agreement are substantially consistent with the terms of our other management agreements with SNH for communities that include assisted living units, except that the management fee payable to us is equal to 5% of the gross revenues realized at that portion of the community, and there is no incentive fee payable to us under this

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

14. Related Person Transactions (Continued)

management agreement. In order to accommodate certain requirements of New York healthcare licensing laws, SNH subleases a portion of this senior living community that is subject to those requirements, consisting of 111 living units, to an entity, D&R Yonkers LLC, which is owned by SNH's President and Chief Operating Officer and its Treasurer and Chief Financial Officer. We manage this portion of the community pursuant to a long term management agreement with D&R Yonkers LLC. Pursuant to that management agreement, D&R Yonkers LLC pays us a management fee equal to 3% of the gross revenues realized at that portion of the community and we are not entitled to any incentive fee under that agreement. Our management agreement with D&R Yonkers LLC expires on August 31, 2017, and is subject to renewal for nine consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered.

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

        For a description of additional transactions we entered with SNH during 2011 and 2012, please see our Annual Reports on Form 10-K filed with the SEC for those years.

        RMR provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement. One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Mr. Barry Portnoy's son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR. Our other Managing Director, Mr. Gerard Martin, is a director of RMR. Mr. Bruce Mackey, our President and Chief Executive Officer, and Mr. Paul Hoagland, our Treasurer and Chief Financial Officer, are officers of RMR. Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR or its affiliates provide management services. Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of those companies.

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
(in thousands, except per share data)

14. Related Person Transactions (Continued)

however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division.

        Our Board of Directors has given our Compensation Committee, which is comprised exclusively of our Independent Directors, authority to act on our behalf with respect to our business management agreement with RMR. The charter of our Compensation Committee requires the committee to annually review the terms of the business management agreement, evaluate RMR's performance under this agreement and determine whether to renew, amend or terminate the business management agreement.

        Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our facilities, evaluation of business opportunities, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of our revenues. Revenues are defined as our total revenues from all sources reportable under generally accepted accounting principles in the United States, or GAAP, less any revenues reportable by us with respect to communities for which we provide management services plus the gross revenues at those communities determined in accordance with GAAP. Additionally, under the business management agreement, RMR provides information technology services to us in return for our reimbursement of RMR for a percentage of RMR's information technology employee expenses (other than RMR's Chief Information Officer), which percentage is subject to approval by our Compensation Committee. The fees we paid to RMR under the business management agreement, including for information technology services, totaled $13,965, $13,226 and $11,823 for the years ended December 31, 2013, 2012 and 2011, respectively.

        RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $203, $209 and $247 for 2013, 2012 and 2011, respectively. These allocated costs are in addition to the business management fees earned by RMR.

        The current term of our business management agreement with RMR ends on December 31, 2014 and automatically renews for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate the business management agreement upon 60 days' prior written notice. RMR may also terminate the business management agreement upon five business days' notice if we undergo a change of control, as defined in the business management agreement.

        Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including SNH. The fact that RMR has responsibilities to other entities, including our largest landlord and largest stockholder, SNH, could create conflicts; and in the event of such conflicts between us and RMR, any affiliate of RMR or any other publicly owned

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

14. Related Person Transactions (Continued)

entity with which RMR has a relationship, including SNH, our business management agreement allows RMR to act on its own behalf and on behalf of SNH or such other entity rather than on our behalf. Under the business management agreement, we afford SNH and any other company that is managed by RMR a right of first refusal to invest in or finance any real estate of a type then owned or financed by any of them before we do. Under the business management agreement, RMR has agreed not to provide business management services to any other business or enterprise, other than SNH, competitive with our business.

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

        RMR was the owner of two buildings we leased for our corporate headquarters and administrative offices until the expiration of those leases in June 2011. In May 2011, we entered into a new lease that consolidated our headquarters into one building owned by RMR. This new lease requires us to pay current annual rent of approximately $767, which amount is subject to fixed increases. The terms of this new lease were negotiated and approved by a special committee of our Board of Directors composed solely of our Independent Directors. Our rent expense for our headquarters, which included our utilities and real estate taxes that we are required to pay as additional rent, was $1,386, $1,426 and $1,271 for 2013, 2012 and 2011, respectively. We believe the terms of the expired leases and the new lease were and are commercially reasonable.

        Under the Share Award Plan, we grant restricted shares to certain employees of RMR who are not also Directors, officers or employees of ours. We granted a total of 82, 81 and 77 shares with an aggregate value of $373, $399 and $168 to such persons in 2013, 2012 and 2011, respectively, based upon the closing price of our common shares on the dates of grants on the New York Stock Exchange, or the NYSE. One fifth of those shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to both the fees we pay to RMR and our share grants to our Directors, officers and employees. On occasion, we have entered into arrangements with former employees of ours or RMR in connection with the termination of their employment with us or RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the Share Award Plan. Additionally, each of our President and Chief Executive Officer and Treasurer and Chief Financial Officer received grants of restricted shares of other companies to which RMR provides management services, including SNH, in their capacities as officers of RMR.

        As of December 31, 2013, we, RMR, SNH and five other companies to which RMR provides management services owned 12.5% of AIC. All of our Directors and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our Board of Directors and a majority of our Independent Directors.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

14. Related Person Transactions (Continued)

        On March 25, 2014, as a result of the removal, without cause, of all of the trustees of EQC, this shareholder of AIC underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC. As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and those other shareholders purchased pro rata the AIC shares EQC owned. Pursuant to that purchase, we purchased approximately 3 AIC shares from EQC for $825. Following these purchases, we and the other remaining six shareholders each own approximately 14.3% of AIC.

        As of December 31, 2013, we had invested approximately $5,209 in AIC since its formation in 2008. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Directors are also directors of AIC. Our investment in AIC had a carrying value of $5,913 and $5,629 as of December 31, 2013 and 2012, respectively. We recognized income of $334, $316 and $139 related to our investment in AIC for 2013, 2012 and 2011, respectively. In June 2013, we and the other shareholders of AIC purchased a one year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of approximately $5,428 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are covered in the policy. In June 2014, we renewed our participation in this program and paid AIC a premium, including taxes and fees, of approximately $3,901 in connection with that policy. Our annual premiums for this property insurance in 2012 and 2011 were $6,264 and $4,500, respectively, before adjustments made for acquisitions or dispositions we made during those periods. We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by reducing our insurance expenses and by realizing our pro rata share of any profits of this insurance business.

        Directors' and Officers' Liability Insurance:    In July 2013, we, RMR, SNH and four other companies RMR manages purchased a combined directors' and officers' liability insurance policy providing $10,000 in aggregate primary non-indemnifiable coverage and $5,000 in aggregate excess coverage. We paid a premium of approximately $133 in connection with this policy. In June 2014, we, RMR, SNH and three other companies to which RMR provides management services extended this combined directors' and officers' liability insurance policy through August 31, 2014. In September 2014, the Company purchased a two year combined directors' and officers' insurance policy with SNH, RMR and four other companies managed by RMR that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage. At that time, the Company also purchased separate additional one year directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage. The total premium payable by the Company for these policies purchased in September 2014 was approximately $357.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

15. Employee Benefit Plans

        We have several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code. All of our employees are eligible to participate in at least one of our plans and are entitled upon termination or retirement to receive their vested portion of the plan assets. For some of our plans, we match a certain amount of employee contributions. We also pay certain expenses related to all of our plans. Expenses for all our plans, including our contributions, were $1,617, $1,565 and $1,451 for the years ended December 31, 2013, 2012 and 2011, respectively.

16. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2013 and 2012:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$323,852	$323,447	$324,263	$325,225
Operating income (loss)	3,668	5,711	2,354	(1,471)
Net income (loss) from continuing operations	3,193	2,955	625	(3,324)
Net income (loss)	2,392	1,456	(758)	(5,430)
Net income (loss) per common share—Basic	$0.05	$0.03	$(0.02)	$(0.11)
Net income (loss) per common share—Diluted	$0.05	$0.03	$(0.02)	$(0.11)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$291,424	$296,572	$297,341	$322,469
Operating income	2,773	10,178	4,887	5,003
Net income from continuing operations	942	5,295	2,730	1,623
Net income	247	4,629	15,855	1,576
Net income per common share—Basic	$0.01	$0.09	$0.33	$0.04
Net income per common share—Diluted	$0.01	$0.09	$0.32	$0.03

        During the fourth quarter of 2013, we recognized increases in our operating expenses primarily due to increased costs in our workers' compensation and professional and general liability insurance programs and increases in our utility and general maintenance expenses as a result of harsh weather conditions. Also, during the fourth quarter of 2013, we recognized additional increases in our operating expenses due to costs incurred in connection with the restatement of certain of our previously issued financial statements.

        As described in Note 17, we identified errors related to our accounts payable and certain other errors that affected previously reported interim periods. We have revised the financial information included in this Note 16 to correct for these errors in the periods in which they originated. The

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

16. Selected Quarterly Financial Data (Unaudited) (Continued)

following tables set forth the effect of the revisions on each of the individual affected line items in our interim condensed consolidated statements of operations:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Consolidated Statements of Operations data:
Senior living revenue	$269,839	$6	$269,845	$807,906	$78	$807,984
Reimbursed costs incurred on behalf of managed communities	51,983	145	52,128	156,194	511	156,705
Total revenues	324,112	151	324,263	970,973	589	971,562
Senior living wages and benefits	130,824	202	131,026	393,641	668	394,309
Other senior living operating expenses	68,227	(285)	67,942	200,317	(2,077)	198,240
Costs incurred on behalf of managed communities	51,983	145	52,128	156,194	511	156,705
General and administrative	15,081	253	15,334	45,664	185	45,849
Total operating expenses	321,594	315	321,909	960,542	(713)	959,829
Operating income	2,518	(164)	2,354	10,431	1,302	11,733
Income from continuing operations before income taxes and equity in earnings of an investee	889	(164)	725	6,328	1,302	7,630
Provision for income taxes	(226)	62	(164)	(582)	(494)	(1,076)
Income from continuing operations	727	(102)	625	5,965	808	6,773
Loss from discontinued operations	(925)	(458)	(1,383)	(3,225)	(458)	(3,683)
Net (loss) income	$(198)	$(560)	$(758)	$2,740	$350	$3,090
Basic (loss) income per share from:
Continuing operations	$0.02	$(0.01)	$0.01	$0.12	$0.02	$0.14
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.06)	(0.01)	(0.07)

Net (loss) income per share—basic	$—	$(0.02)	$(0.02)	$0.06	$0.01	$0.07

Diluted (loss) income per share from:
Continuing operations	$0.02	$(0.01)	$0.01	$0.12	$0.02	$0.14
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.06)	(0.01)	(0.07)

Net (loss) income per share—diluted	$—	$(0.02)	$(0.02)	$0.06	$0.01	$0.07

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

16. Selected Quarterly Financial Data (Unaudited) (Continued)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Consolidated Statements of Operations data:
Senior living revenue	$268,827	$6	$268,833	$538,067	$72	$538,139
Reimbursed costs incurred on behalf of managed communities	52,153	180	52,333	104,211	366	104,577
Total revenues	323,261	186	323,447	646,861	438	647,299
Senior living wages and benefits	130,390	247	130,637	262,817	466	263,283
Other senior living operating expenses	65,752	(909)	64,843	132,090	(1,792)	130,298
Costs incurred on behalf of managed communities	52,153	180	52,333	104,211	366	104,577
General and administrative	15,451	(392)	15,059	30,583	(68)	30,515
Total operating expenses	318,610	(874)	317,736	638,948	(1,028)	637,920
Operating income	4,651	1,060	5,711	7,913	1,466	9,379
Income from continuing operations before income taxes and equity in earnings of an investee	3,349	1,060	4,409	5,439	1,466	6,905
Provision for income taxes	(1,131)	(402)	(1,533)	(356)	(556)	(912)
Income from continuing operations	2,297	658	2,955	5,238	910	6,148
Net income	$798	$658	$1,456	$2,938	$910	$3,848
Basic income per share from:
Continuing operations	$0.05	$0.01	$0.06	$0.11	$0.02	$0.13
Discontinued operations	(0.03)	—	(0.03)	(0.05)	—	(0.05)

Net income per share—basic	$0.02	$0.01	$0.03	$0.06	$0.02	$0.08

Diluted income per share from:
Continuing operations	$0.05	$0.01	$0.06	$0.11	$0.02	$0.13
Discontinued operations	(0.03)	—	(0.03)	(0.05)	—	(0.05)

Net income per share—diluted	$0.02	$0.01	$0.03	$0.06	$0.02	$0.08

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

16. Selected Quarterly Financial Data (Unaudited) (Continued)

	Three Months Ended March 31, 2013
	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations data:
Senior living revenue	$269,240	$66	$269,306
Reimbursed costs incurred on behalf of managed communities	52,058	186	52,244
Total revenues	323,600	252	323,852
Senior living wages and benefits	132,427	219	132,646
Other senior living operating expenses	66,338	(883)	65,455
Costs incurred on behalf of managed communities	52,058	186	52,244
General and administrative	15,132	324	15,456
Total operating expenses	320,338	(154)	320,184
Operating income	3,262	406	3,668
Income from continuing operations before income taxes and equity in earnings of an investee	2,090	406	2,496
Benefit for income taxes	775	(154)	621
Income from continuing operations	2,941	252	3,193
Net income	$2,140	$252	$2,392
Basic income per share from:
Continuing operations	$0.06	$0.01	$0.07
Discontinued operations	(0.02)	—	(0.02)

Net income per share—basic	$0.04	$0.01	$0.05

Diluted income per share from:
Continuing operations	$0.06	$0.01	$0.07
Discontinued operations	(0.02)	—	(0.02)

Net income per share—diluted	$0.04	$0.01	$0.05

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

16. Selected Quarterly Financial Data (Unaudited) (Continued)

	Three Months Ended December 31, 2012
	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations data:
Reimbursed costs incurred on behalf of managed communities	$50,245	$284	$50,529
Total revenues	322,185	284	322,469
Other senior living operating expenses	67,113	580	67,693
Costs incurred on behalf of managed communities	50,245	284	50,529
General and administrative	16,197	32	16,229
Total operating expenses	316,570	896	317,466
Operating income	5,615	(612)	5,003
Income from continuing operations before income taxes and equity in earnings of an investee	4,294	(612)	3,682
Provision for income taxes	(2,381)	242	(2,139)
Income from continuing operations	1,993	(370)	1,623
Net income	$1,946	$(370)	$1,576
Basic income per share from:
Continuing operations	$0.04	$—	$0.04
Discontinued operations	—	—	—

Net income per share—basic	$0.04	$—	$0.04

Diluted income per share from:
Continuing operations	$0.04	$(0.01)	$0.03
Discontinued operations	—	—	—

Net income per share—diluted	$0.04	$(0.01)	$0.03

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

16. Selected Quarterly Financial Data (Unaudited) (Continued)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Consolidated Statements of Operations data:
Reimbursed costs incurred on behalf of managed communities	27,247	172	27,419	76,750	377	77,127
Total revenues	297,169	172	297,341	884,960	377	885,337
Other senior living operating expenses	64,579	560	65,139	192,636	1,420	194,056
Costs incurred on behalf of managed communities	27,247	172	27,419	76,750	377	77,127
General and administrative	14,647	31	14,678	45,580	8	45,588
Total operating expenses	291,691	763	292,454	865,694	1,805	867,499
Operating income	5,478	(591)	4,887	19,266	(1,428)	17,838
Income from continuing operations before income taxes and equity in earnings of an investee	3,878	(591)	3,287	15,118	(1,428)	13,690
Provision for income taxes	(905)	233	(672)	(5,523)	564	(4,959)
Income from continuing operations	3,088	(358)	2,730	9,831	(864)	8,967
Net income	$16,213	$(358)	$15,855	$21,595	$(864)	$20,731
Basic income per share from:
Continuing operations	$0.06	$(0.01)	$0.05	$0.21	$(0.02)	$0.19
Discontinued operations	0.28	—	0.28	0.24	—	0.24

Net income per share—basic	$0.34	$(0.01)	$0.33	$0.45	$(0.02)	$0.43

Diluted income per share from:
Continuing operations	$0.06	$(0.01)	$0.05	$0.21	$(0.02)	$0.19
Discontinued operations	0.27	—	0.27	0.23	—	0.23

Net income per share—diluted	$0.33	$(0.01)	$0.32	$0.44	$(0.02)	$0.42

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

16. Selected Quarterly Financial Data (Unaudited) (Continued)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Consolidated Statements of Operations data:
Reimbursed costs incurred on behalf of managed communities	26,098	79	26,177	49,503	205	49,708
Total revenues	296,493	79	296,572	587,791	205	587,996
Other senior living operating expenses	63,797	440	64,237	128,057	860	128,917
Costs incurred on behalf of managed communities	26,098	79	26,177	49,503	205	49,708
General and administrative	15,434	25	15,459	30,933	(23)	30,910
Total operating expenses	285,850	544	286,394	574,003	1,042	575,045
Operating income	10,643	(465)	10,178	13,788	(837)	12,951
Income from continuing operations before income taxes and equity in earnings of an investee	9,317	(465)	8,852	11,240	(837)	10,403
Provision for income taxes	(3,817)	184	(3,633)	(4,618)	331	(4,287)
Income from continuing operations	5,576	(281)	5,295	6,743	(506)	6,237
Net income	$4,910	$(281)	$4,629	$5,382	$(506)	$4,876
Basic income per share from:
Continuing operations	$0.12	$(0.01)	$0.11	$0.14	$(0.01)	$0.13
Discontinued operations	(0.02)	—	(0.02)	(0.03)	—	(0.03)

Net income per share—basic	$0.10	$(0.01)	$0.09	$0.11	$(0.01)	$0.10

Diluted income per share from:
Continuing operations	$0.11	$(0.01)	$0.10	$0.14	$(0.01)	$0.13
Discontinued operations	(0.01)	—	(0.01)	(0.03)	—	(0.03)

Net income per share—diluted	$0.10	$(0.01)	$0.09	$0.11	$(0.01)	$0.10

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

16. Selected Quarterly Financial Data (Unaudited) (Continued)

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations data:
Reimbursed costs incurred on behalf of managed communities	23,405	126	23,531
Total revenues	291,298	126	291,424
Other senior living operating expenses	64,260	420	64,680
Costs incurred on behalf of managed communities	23,405	126	23,531
General and administrative	15,499	(48)	15,451
Total operating expenses	288,153	498	288,651
Operating income	3,145	(372)	2,773
Income from continuing operations before income taxes and equity in earnings of an investee	1,923	(372)	1,551
Provision for income taxes	(801)	147	(654)
Income from continuing operations	1,167	(225)	942
Net income	$472	$(225)	$247
Basic income per share from:
Continuing operations	$0.02	$—	$0.02
Discontinued operations	(0.01)	—	(0.01)

Net income per share—basic	$0.01	$—	$0.01

Diluted income per share from:
Continuing operations	$0.02	$—	$0.02
Discontinued operations	(0.01)	—	(0.01)

Net income per share—diluted	$0.01	$—	$0.01

17. Revisions to Prior Period Financial Statements

        We identified errors related to our accounts payable and certain other errors for the years ended December 31, 2012 and 2011 and prior periods. The accounts payable errors related to certain obligations that we had incurred but not identified in a timely manner. A portion of the obligations not identified timely related to managed communities and, therefore, the errors also affected, in equal amounts, our due from related persons asset balance, revenue from reimbursed costs incurred on behalf of managed communities and expense from reimbursed costs incurred on behalf of managed communities for the applicable periods.

        The errors also affected the (provision) benefit for income taxes in each year. In 2011, the release of our valuation allowance increased $867 related to the errors from prior periods.

        In accordance with the guidance in the FASB ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

17. Revisions to Prior Period Financial Statements (Continued)

the Effects of Prior Year Misstatements in Current Year Financial Statements, we concluded that our previously issued consolidated financial statements for the years ended December 31, 2012 and 2011 and prior periods were not materially misstated as a result of these errors, but that the cumulative effect of these errors, if recorded in 2013, would be material to our consolidated financial statements for the year ended December 31, 2013. As such, we revised our previously reported consolidated financial statements for the periods ended December 31, 2012 and 2011 presented in this Annual Report on Form 10-K, and reduced the 2011 opening shareholders' equity balance by $2,354, to correct for these errors. We also revised the quarterly periods in 2013 and 2012. See Note 16 "Selected Quarterly Financial Data (Unaudited)" for the impact of the revisions on each of the applicable interim prior periods.

        These errors had no impact on our cash flows from operating, investing or financing activities. The following tables set forth the effect of the revisions on each of the individual affected line items in our consolidated financial statements:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Consolidated Statements of Operations data:
Reimbursed costs incurred on behalf of managed communities	$126,995	$661	$127,656	$20,552	$415	$20,967
Total revenues	1,207,145	661	1,207,806	1,060,187	415	1,060,602
Other senior living operating expenses	259,749	2,000	261,749	249,491	(944)	248,547
Costs incurred on behalf of managed communities	126,995	661	127,656	20,552	415	20,967
General and administrative	61,777	40	61,817	57,443	97	57,540
Total operating expenses	1,182,264	2,701	1,184,965	1,043,688	(432)	1,043,256
Operating income	24,881	(2,040)	22,841	16,499	847	17,346
Income from continuing operations before income taxes and equity in earnings of an investee	19,412	(2,040)	17,372	16,180	847	17,027
(Provision) benefit for income taxes	(7,904)	806	(7,098)	57,849	540	58,389
Income from continuing operations	11,824	(1,234)	10,590	74,168	1,387	75,555
Net income	$23,541	$(1,234)	$22,307	$70,787	$1,387	$72,174
Basic income per share from:
Continuing operations	$0.25	$(0.02)	$0.23	$1.76	$0.03	$1.79
Discontinued operations	0.24	—	0.24	(0.08)	—	(0.08)

Net income per share—basic	$0.49	$(0.02)	$0.47	$1.68	$0.03	$1.71

Diluted income per share from:
Continuing operations	$0.25	$(0.02)	$0.23	$1.67	$0.03	$1.70
Discontinued operations	0.23	—	0.23	(0.08)	—	(0.08)

Net income per share—diluted	$0.48	$(0.02)	$0.46	$1.59	$0.03	$1.62

FIVE STAR QUALITY CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)

17. Revisions to Prior Period Financial Statements (Continued)

	As of December 31, 2012
	As Previously Reported	Adjustments	As Revised
Consolidated Balance Sheet data:
Due from related persons	$6,881	$1,076	$7,957
Total current assets	158,610	1,076	159,686
Long term net deferred tax assets	36,214	1,346	37,560
Total assets	592,569	2,422	594,991
Accounts payable and accrued expenses	66,045	3,603	69,648
Due to related persons	19,484	1,020	20,504
Total current liabilities	198,327	4,623	202,950
Accumulated deficit	(44,455)	(2,201)	(46,656)
Total shareholders' equity	313,554	(2,201)	311,353
Total liabilities and shareholders' equity	$592,569	$2,422	$594,991

18. Subsequent Event

        In May 2014, we acquired an assisted living community with 116 living units located in Dothan, Alabama for approximately $19,914, including the assumption of approximately $13,920 of mortgage debt and excluding closing costs. We funded this acquisition with cash on hand and borrowings under our Credit Facility. The purchase price accounting for this acquisition has not been completed yet.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
By:	/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr. President and Chief Executive Officer

Dated: September 17, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE J. MACKEY JR. Bruce J. Mackey Jr.	President and Chief Executive Officer (Principal Executive Officer)	September 17, 2014
/s/ PAUL V. HOAGLAND Paul V. Hoagland	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)	September 17, 2014
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Director	September 17, 2014
/s/ GERARD M. MARTIN Gerard M. Martin	Managing Director	September 17, 2014
/s/ BRUCE M. GANS Bruce M. Gans	Independent Director	September 17, 2014
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Director	September 17, 2014
/s/ DONNA D. FRAICHE Donna D. Fraiche	Independent Director	September 17, 2014