Form 10-Q
period 2014-03-31
FIVE STAR QUALITY CARE INC
filed 2014-12-17
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of December 12, 2014:  48,661,042.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

MARCH 31, 2014

As used herein the terms “we”, “us” or “our” mean Five Star Quality Care, Inc. and its consolidated subsidiaries unless the context otherwise requires.

Part I.   Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$21,285	$23,628
Accounts receivable, net of allowance of $5,081 and $4,281 at March 31, 2014 and December 31, 2013, respectively	37,566	36,940
Due from related persons	6,091	11,659
Investments in available for sale securities, of which $7,739 and $4,690 are restricted as of March 31, 2014 and December 31, 2013, respectively	22,441	19,150
Restricted cash	3,827	9,003
Prepaid and other current assets	36,576	33,799
Assets of discontinued operations	5,707	16,705
Total current assets	133,493	150,884

Property and equipment, net	339,222	340,276
Equity investment in an investee	5,835	5,913
Restricted cash	3,668	9,795
Restricted investments in available for sale securities	14,167	11,905
Goodwill and other intangible assets	26,114	26,407
Other long term assets	47,865	45,003
	$570,364	$590,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility, secured, principally by real estate	$15,000	$35,000
Accounts payable and accrued expenses	74,737	69,343
Accrued compensation and benefits	38,274	31,888
Due to related persons	19,801	20,587
Mortgage notes payable	1,177	1,159
Accrued real estate taxes	8,790	9,934
Security deposits and current portion of continuing care contracts	7,443	8,025
Other current liabilities	22,312	18,607
Liabilities of discontinued operations	1,627	3,985
Total current liabilities	189,161	198,528

Long term liabilities:
Mortgage notes payable	36,160	36,461
Continuing care contracts	1,462	1,531
Accrued self-insurance obligations	34,228	38,002
Other long term liabilities	5,400	5,283
Total long term liabilities	77,250	81,277

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value: 75,000,000 shares authorized, 48,613,442 shares issued and outstanding at March 31, 2014 and December 31, 2013	486	486
Additional paid in capital	355,826	355,570
Accumulated deficit	(55,755)	(48,996)
Accumulated other comprehensive income	3,396	3,318
Total shareholders’ equity	303,953	310,378
	$570,364	$590,183

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Senior living revenue	$271,781	$269,306
Management fee revenue	2,425	2,302
Reimbursed costs incurred on behalf of managed communities	54,205	52,244
Total revenues	328,411	323,852

Operating expenses:
Senior living wages and benefits	132,783	132,646
Other senior living operating expenses	72,817	65,455
Costs incurred on behalf of managed communities	54,205	52,244
Rent expense	49,074	48,013
General and administrative	19,748	15,456
Depreciation and amortization	7,276	6,370
Total operating expenses	335,903	320,184

Operating (loss) income	(7,492)	3,668

Interest, dividend and other income	196	197
Interest and other expense	(1,218)	(1,456)
Gain on sale of available for sale securities reclassified from other comprehensive income	313	87

(Loss) income from continuing operations before income taxes and equity in (loss) earnings of an investee	(8,201)	2,496
Benefit from income taxes	2,431	621
Equity in (loss) earnings of an investee	(97)	76
(Loss) income from continuing operations	(5,867)	3,193
Loss from discontinued operations	(892)	(801)

Net (loss) income	$(6,759)	$2,392

Weighted average shares outstanding—basic and diluted	48,002	48,234

Basic and diluted (loss) income per share from:
Continuing operations	$(0.12)	$0.07
Discontinued operations	(0.02)	(0.02)
Net (loss) income per share—basic and diluted	$(0.14)	$0.05

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(6,759)	$2,392
Other comprehensive income:
Unrealized gain on investments in available for sale securities, net of tax	253	60
Unrealized gain (loss) on equity investment in an investee	19	(8)
Less: Realized gain on investments in available for sale securities reclassified and included in net (loss) income, net of tax	(194)	(52)
Other comprehensive income	78	—
Comprehensive (loss) income	$(6,681)	$2,392

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(6,759)	$2,392
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	7,548	6,712
Loss from discontinued operations before income tax	1,365	1,462
Gain on sale of available for sale securities	(313)	(87)
Equity in loss (earnings) of an investee	97	(76)
Stock-based compensation	256	205
Deferred income taxes	(3,763)	(3,099)
Provision for losses on receivables	1,234	1,439
Changes in assets and liabilities:
Accounts receivable	(1,860)	(5,189)
Prepaid expenses and other assets	(2,218)	10,004
Accounts payable and accrued expenses	4,796	(11,699)
Accrued compensation and benefits	6,386	2,370
Due to related persons, net	3,885	124
Other current and long term liabilities	(1,672)	(2,648)
Cash provided by operating activities	8,982	1,910

Cash flows from investing activities:
Payments into (from) restricted cash and investment accounts, net	11,303	(2,166)
Acquisition of property and equipment	(13,058)	(11,250)
Purchase of available for sale securities	(9,512)	(4,882)
Proceeds from sale of property and equipment to Senior Housing Properties Trust	8,614	7,522
Proceeds from sale of available for sale securities	4,336	2,409
Cash provided by (used in) investing activities	1,683	(8,367)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	—	20,000
Repayments of borrowings on credit facilities	(20,000)	(20,000)
Repayments of mortgage notes payable	(283)	(267)
Cash used in financing activities	(20,283)	(267)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	7,275	(1,931)
Net cash used in investing activities	—	(790)
Net cash used in financing activities	—	(37)
Net cash flows provided by (used in) discontinued operations	7,275	(2,758)

Change in cash and cash equivalents	(2,343)	(9,482)
Cash and cash equivalents at beginning of period	23,628	24,638
Cash and cash equivalents at end of period	$21,285	$15,156

Supplemental cash flow information:
Cash paid for interest	$821	$709
Cash (refunded) paid for income taxes, net	$(21)	$296

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

General

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, which we refer to as we, us or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of March 31, 2014, we operated 255 senior living communities located in 31 states containing 29,999 living units, including 224 primarily independent and assisted living communities with 27,177 living units and 31 SNFs with 2,822 living units.  As of March 31, 2014, we owned and operated 30 communities (2,946 living units), we leased and operated 181 communities (20,002 living units) and we managed 44 communities (7,051 living units).  These 255 senior living communities included 10,397 independent living apartments, 14,392 assisted living suites and 5,210 skilled nursing units.  The foregoing numbers exclude: (i) 38 living units in one assisted living community that has been temporarily closed for a major renovation; (ii) one assisted living community with 32 living units that we own which is being offered for sale and is classified as a discontinued operation; and (iii) six SNFs and three assisted living communities with a total of 619 living units that we lease from Senior Housing Properties Trust or its subsidiaries, or SNH, that are being offered for sale and are classified as discontinued operations.

Revisions to Prior Period Financial Statements

As discussed further in the notes to our financial statements contained in our Annual Report, we identified errors related to our accounts payable and certain other matters that affected previously reported interim periods in 2013. We have revised the prior year’s condensed consolidated financial statements to correct for these errors in the periods in which they occurred.

Segment Information

We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds for a reportable segment as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standards Codification TM, or ASC, Topic 280 and therefore we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs, that is organized in the Cayman Islands.

Note 2. Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  The update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013
Land	$22,214	$22,214
Buildings and improvements	286,772	286,467
Furniture, fixtures and equipment	120,399	114,765
Property and equipment, at cost	429,385	423,446
Accumulated depreciation	(90,163)	(83,170)
Property and equipment, net	$339,222	$340,276

We recorded depreciation expense of $6,993 and $6,084 for the three months ended March 31, 2014 and 2013, respectively, relating to our property and equipment.

As of March 31, 2014, we had $7,525 of assets included in our property and equipment associated with certain senior living communities that we lease from SNH that we typically request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts. See Note 10.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2014:

	Equity Investment in an Investee	Investments in Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2014	$48	$3,270	$3,318
Unrealized gain on investments, net of tax	—	253	253
Equity interest in an investee’s unrealized gain on investments	19	—	19
Reclassification adjustment:
Realized gain on investments, net of tax	—	(194)	(194)
Balance at March 31, 2014	$67	$3,329	3,396

Accumulated other comprehensive income represents the unrealized appreciation of our investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC.

Note 5.  Income Taxes

For the three months ended March 31, 2014, we recognized a net tax benefit from continuing operations of $2,431.  We also recognized a tax benefit from discontinued operations of $473.  As of December 31, 2013, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $81,583. This includes $278 of federal net operating losses that are attributable to unvested stock grants which will be recorded as an increase to additional paid in capital once they are realized in accordance with FASB ASC Topic 718. As of December 31, 2013, our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $15,235.  Our net operating loss carry forwards and tax credit carry forwards are subject to possible audit and adjustments by the Internal Revenue Service.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

We maintain a partial valuation allowance against certain deferred tax assets related to impaired investments and certain state net operating loss carry forwards.  When we believe that we will more likely than not realize the benefit of these deferred tax assets, we will record deferred tax assets as an income tax benefit in our condensed consolidated statement of operations, which will affect our results of operations.

Note 6.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three months ended March 31, 2014 and 2013 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two-class method or the treasury stock method.  For the three months ended March 31, 2013, 1,913 potentially dilutive common shares related to our former convertible senior notes due in 2026, or the Notes,  were not included in the computation of diluted EPS because to do so would have been antidilutive.

The following table provides a reconciliation of income (loss) from continuing operations and loss from discontinued operations and the number of common shares used in the calculations of diluted EPS:

	Three Months Ended March 31,
	2014			2013
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
(Loss) income from continuing operations	$(5,867)	48,002	$(0.12)	$3,193	48,234	$0.07
Effect of the Notes	—	—		—	—
Diluted (loss) income from continuing operations	$(5,867)	48,002	$(0.12)	$3,193	48,234	$0.07
Diluted loss from discontinued operations	$(892)	48,002	$(0.02)	$(801)	48,234	$(0.02)

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

Recurring Fair Value Measures

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The tables below present the assets measured at fair value at March 31, 2014 and December 31, 2013 categorized by the level of inputs used in the valuation of each asset.

	As of March 31, 2014
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$7,097	$7,097	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	3,921	3,921	—	—
REIT industry	437	437	—	—
Other	3,610	3,610	—	—
Total equity securities	7,968	7,968	—	—
Debt securities
International bond fund(3)	2,352	—	2,352	—
High yield fund(4)	2,384	—	2,384	—
Industrial bonds	7,797	—	7,797	—
Government bonds	7,666	5,119	2,547	—
Financial bonds	2,680	—	2,680	—
Other	5,761	—	5,761	—
Total debt securities	28,640	5,119	23,521	—
Total available for sale securities	36,608	13,087	23,521	—
Total	$43,705	$20,184	$23,521	$—

	As of December 31, 2013
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$14,866	$14,866	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	3,668	3,668	—	—
REIT industry	704	704	—	—
Other	3,875	3,875	—	—
Total equity securities	8,247	8,247	—	—
Debt securities
International bond fund(3)	2,329	—	2,329	—
High yield fund(4)	2,309	—	2,309	—
Industrial bonds	5,234	—	5,234	—
Government bonds	7,075	4,558	2,517	—
Financial bonds	1,154	—	1,154	—
Other	4,706	—	4,706	—
Total debt securities	22,807	4,558	18,249	—
Total available for sale securities	31,054	12,805	18,249	—
Total	$45,920	$27,671	$18,249	$—

(1)

Cash equivalents, consisting of money market funds held principally for obligations arising from our self-insurance programs. Cash equivalents are reported on our balance sheet as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $5,269 and $13,181 of balances that are restricted at March 31, 2014 and December 31, 2013, respectively.

(2)

Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $22,441 and $14,167, respectively, at March 31, 2014 and $19,150 and $11,905, respectively, at December 31, 2013. Our investments in available for sale securities had amortized costs of $34,585 and $29,127 as of March 31, 2014 and December 31, 2013, respectively, had unrealized gains of $2,193 and $2,185 as of March 31, 2014 and December 31, 2013, respectively, and had unrealized losses of $170 and $257 as of March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, 28 of the securities we hold, with a fair value of

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

$6,797, have been in a loss position for less than 12 months and 10 of the securities we hold, with a fair value of $1,209, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, or we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the three months ended March 31, 2014 and 2013, we received gross proceeds of $4,336 and $2,409, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $324 and $123, respectively, and gross realized losses totaling $11 and $36, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

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

During the three months ended March 31, 2014, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2014.

The carrying values of accounts receivable and accounts payable approximate fair value as of March 31, 2014 and December 31, 2013.  The carrying value and fair value of our mortgage notes payable were $37,337 and $40,378, respectively, as of March 31, 2014 and $37,620 and $41,113, respectively, as of December 31, 2013, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.  Because these Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.  We measured the fair value of our equity investment in AIC, an Indiana insurance company that we owned at March 31, 2014 in equal proportion with each of the other then seven shareholders of that company (see Note 10), categorized in Level 2 of the fair value hierarchy in its entirety, by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

Non-Recurring Fair Value Measures

We evaluate the recoverability of goodwill assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired.  As of October 1, 2013, we evaluated our goodwill for impairment and determined that the fair value of our reporting units exceeded their carrying values on that date.  As of March 31, 2014, no events or changes in circumstances had occurred that would trigger the need for an additional impairment review.

Goodwill was valued primarily using discounted cash flow models that incorporate assumptions for each reporting unit’s short and long term revenue growth rates, operating margins, and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, and the implied rate of return that management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.

The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets and/or internally developed cash flow models, all of which are considered to be Level 3 fair value measurements.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

See Note 11 for discussion of fair value measurements related to an acquisition that occurred during the second quarter of 2014.

Note 8.  Indebtedness

We have a $25,000 revolving secured line of credit, or our Credit Agreement, that is available for general business purposes, including acquisitions.  The maturity date of our Credit Agreement is March 18, 2016.  Borrowings under our Credit Agreement typically bear interest at LIBOR plus a premium of 250 basis points, or 2.66% as of March 31, 2014.  We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under our Credit Agreement. We may draw, repay and redraw funds under our Credit Agreement until maturity, and no principal repayment is due until maturity.  We made no borrowings under our Credit Agreement during the three months ended March 31, 2014 and 2013.  As of March 31, 2014, we had no amounts outstanding under our Credit Agreement.  We incurred interest expense and other associated costs related to our Credit Agreement of $48 and $152 for the three months ended March 31, 2014 and 2013, respectively.

We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and certain related collateral. Our Credit Agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes termination of our business management and shared services agreement, or our business management agreement, with Reit Management & Research LLC, or RMR.

We also have a $150,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions.  The maturity date of our Credit Facility is April 13, 2015, and, subject to the payment of extension fees and meeting certain other conditions, our Credit Facility includes options for us to extend its stated maturity date for  two consecutive one-year periods.  Borrowings under our Credit Facility typically bear interest at LIBOR plus a premium of 250 basis points, or 2.66% as of March 31, 2014.  We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under our Credit Facility. We may draw, repay and redraw funds under our Credit Facility until maturity, and no principal repayment is due until maturity.  The weighted average interest rate for borrowings under our Credit Facility was 2.83% and 4.75% for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, we had $15,000 outstanding under our Credit Facility.  We incurred interest expense and other associated costs related to our Credit Facility of $593 and $467 for the three months ended March 31, 2014 and 2013, respectively.

We are the borrower under our Credit Facility, and certain of our subsidiaries guarantee our obligations under our Credit Facility, which is secured by real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and certain related collateral.  Our Credit Facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us.

Our Credit Agreement and our Credit Facility contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  Our Credit Agreement and Credit Facility require that we deliver quarterly and annual financial statements within the time periods specified within those agreements.  The lenders under each of our Credit Agreement and Credit Facility have waived until December 31, 2014 any default resulting from our not timely delivering our financial statements for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014 as required under those agreements.  Our condensed consolidated financial statements for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014, are being delivered to our lenders contemporaneously with the filing of this Quarterly Report on Form 10-Q and the filing of our Quarterly Reports on

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Form 10-Q for the quarters ended June 30, 2014, and September 30, 2014, which are being filed substantially concurrently with this Quarterly Report.

In October 2006, we issued $126,500 principal amount of the Notes.  Our net proceeds from this issuance were approximately $122,600.  The Notes bore interest at a rate of 3.75% per annum and were convertible into our common shares at any time.  The conversion rate, which was subject to adjustment, was 76.9231 common shares per $1 principal amount of the Notes, which represented a conversion price of $13.00 per share.  The Notes were guaranteed by certain of our wholly owned subsidiaries.  The Notes were scheduled to mature on October 15, 2026.  We were entitled to prepay the Notes at any time and the holders were entitled to require us to purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.  We periodically repurchased Notes in open market transactions or in privately negotiated transactions, and, on July 8, 2013, we redeemed all of the $24,872 principal amount of the Notes then outstanding at a redemption price equal to the principal amount, plus accrued and unpaid interest.  We incurred interest expense and other associated costs related to the Notes of $245 for the three months ended March 31, 2013.

At March 31, 2014, four of our senior living communities were encumbered by mortgage notes with an aggregate outstanding principal balance of $37,337 :  (1) one of our communities was encumbered by a Federal National Mortgage Association, or FNMA, mortgage note and (2) three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes.  These mortgages contain FNMA and FMCC, respectively, standard mortgage covenants.  We recorded mortgage premiums in connection with our assumption of the FNMA and FMCC mortgage notes at the time of our acquisitions of the encumbered communities in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.  The weighted average interest rate on these four notes was 6.90% as of March 31, 2014.  Payments of principal and interest are due monthly under these mortgage notes until maturities at varying dates ranging from June 2023 to September 2032.  We incurred mortgage interest expense, including premium amortization, of $577 and $699 for the three months ended March 31, 2014 and 2013, respectively, and including some interest expense recorded in discontinued operations.  Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable lender approvals.  As of March 31, 2014, we believe we were in compliance with all applicable covenants under these mortgages.

Note 9. Off Balance Sheet Arrangements

We have pledged certain of our assets, including our accounts receivable with a carrying value, as of March 31, 2014, of $14,268, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of March 31, 2014, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 10. Related Person Transactions

We were formerly a 100% owned subsidiary of SNH, SNH is our largest landlord and our largest stockholder and we manage senior living communities for SNH.  In 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders.  As of March 31, 2014, SNH owned 4,235 of our common shares, or approximately 8.7% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of SNH.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, also serves as a managing trustee of SNH.

As of March 31, 2014, we leased 186 senior living communities (including nine that we have classified as discontinued operations) from SNH.  Under our leases with SNH, we pay SNH minimum rent plus percentage rent based on increases in gross revenues at certain properties.  Our total minimum annual rent payable to SNH as of March 31, 2014 was $190,614, excluding percentage rent.  Our total rent expense (which includes rent for all properties we lease from SNH,

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

including properties that we have classified as discontinued operations) under all of our leases with SNH, net of lease inducement amortization, was $48,758 and $50,600 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, we had outstanding rent due and payable to SNH of $17,251 and $17,756, respectively.  During the three months ended March 31, 2014, pursuant to the terms of our leases with SNH, we sold $8,614 of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $689.  As of March 31, 2014, our property and equipment included $7,525 for similar improvements we have made to properties we lease from SNH that we typically request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts. In June 2014, we sold to SNH $8,809 of improvements for an increase in minimum annual rent payable to SNH of $706.  In September 2014, we sold to SNH $6,353 of improvements for an increase in minimum annual rent payable to SNH of $508.

We and SNH previously agreed that SNH would offer for sale 11 senior living communities we lease from SNH, which we have classified as discontinued operations.  Our rent payable to SNH is reduced as these sales occur pursuant to terms set in our leases with SNH.  In August 2013, we and SNH sold one of these communities, a SNF located in Missouri with 112 living units, for a sale price of $2,550, and as a result of this sale, our annual minimum rent payable to SNH decreased by $255 in accordance with the terms of the applicable lease.  In January 2014, we and SNH sold one of these communities, an assisted living community located in Texas with 48 assisted living units, for a sale price of $2,400, and as a result of this sale, our annual minimum rent payable to SNH decreased by $210 in accordance with the terms of the applicable lease. In June 2014, we and SNH sold two of these communities, both of which are SNFs located in Wisconsin, with a combined total of 139 living units, for a sale price of $4,500, and as a result of this sale, our annual minimum rent payable to SNH decreased by $450 in accordance with the terms of the applicable lease. In October 2014, we and SNH sold one of these communities, an assisted living community in Virginia with 55 assisted living units, for a sale price of $2,850, and as a result of this sale, our annual minimum rent payable to SNH decreased by $285 in accordance with the terms of the applicable lease.  Also in October 2014, we and SNH sold one assisted living community and one SNF located in Arizona with a combined total of 160 living units, for a sale price of $5,900, and as a result of this sale, our annual minimum rent payable to SNH decreased by $590 in accordance with the terms of the applicable lease. We can provide no assurance that the remaining four senior living communities that we and SNH have agreed to offer for sale will be sold or what the terms of any such sales may provide.

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

As of March 31, 2014, we managed 44 senior living communities for the account of SNH. In connection with these management agreements, we and SNH have entered into four combination agreements, or pooling agreements: three pooling agreements combine our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements, and a fourth pooling agreement combines our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement. The management agreements that are included in each of our pooling agreements are on substantially similar terms.  Our first AL Pooling Agreement includes 20 identified communities and our second AL Pooling Agreement includes 19 identified communities.  The third AL Pooling Agreement currently includes the management agreement for a community we began managing in November 2013 and two communities we began managing in December 2014.  The IL Pooling Agreement currently includes management agreements for two communities that have only independent living units.  A senior living community in New York and one senior living community in California described below that we manage for SNH are not included in any of our pooling agreements.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement,

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

including determinations of our incentive fees and SNH’s return on its invested capital.  We earned management fees from SNH of $2,425 and $2,295 for the three months ended March 31, 2014 and 2013, respectively.

Our second AL Pooling Agreement previously included the management agreement for the assisted living community known as Villa Valencia, which is located in California.  On July 10, 2014, we entered into an agreement with SNH, pursuant to which the management agreement for Villa Valencia was removed from the second AL Pooling Agreement as of July 1, 2014. We expect that the management agreement affecting the Villa Valencia community will not be included in any pooling agreement until after extensive renovations planned at that community are completed.

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

We manage a portion of a senior living community in New York that is not subject to the requirements of New York healthcare licensing laws, consisting of 199 living units, pursuant to a long term management agreement with SNH.  In order to accommodate certain requirements of New York healthcare licensing laws, SNH subleases another portion of this senior living community that is subject to those requirements, consisting of 111 living units, to an entity, D&R Yonkers LLC, which is owned by SNH’s President and Chief Operating Officer and its Treasurer and Chief Financial Officer.  We manage this portion of the community pursuant to a long term management agreement with D&R Yonkers LLC.

We may enter into additional management arrangements with SNH for us to manage senior living communities that SNH may acquire in the future.  We expect that these management arrangements will be pursuant to long term management agreements on terms similar to our existing management agreements and that those agreements may be added to our existing pooling agreements or that we may enter into additional pooling agreements with SNH with respect to these management agreements.

RMR provides business management and shared services to us pursuant to our business management agreement.  RMR also provides management services to SNH.  One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR.  Our other Managing Director, Mr. Gerard Martin, is a director of RMR.  Mr. Bruce Mackey, our President and Chief Executive Officer, and Mr. Paul Hoagland, our Treasurer and Chief Financial Officer, are officers of RMR.  RMR provides management services to SNH, SNH’s officers are executive officers of RMR and SNH’s President and Chief Operating Officer serves as a director of RMR.  Our Independent Directors also serve as independent directors or independent trustees of other public companies (but not SNH) to which RMR or its affiliates provide management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized aggregate business management, administrative and information system service fees of $3,525 and $3,332 for the three months ended March 31, 2014 and 2013, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

statements of operations.  We also lease our headquarters from an affiliate of RMR for annual rent of approximately $767, which amount is subject to fixed increases.  Our rent expense for our headquarters, which included our utilities and real estate taxes that we are required to pay as additional rent, under this lease, was $355 and $347 for the three months ended March 31, 2014 and 2013, respectively.

We, RMR, SNH, and four other companies to which RMR provides management services currently own AIC, an Indiana insurance company.  All of our Directors and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, EQC underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC. As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and those other shareholders purchased pro rata the AIC shares EQC owned.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the other remaining six shareholders each owned approximately 14.3% of AIC.

In June 2014, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC. In connection with that renewal, we purchased a one-year property insurance policy providing $500,000 of coverage with respect to which AIC is a reinsurer of certain coverage amounts.  We paid AIC a premium, including taxes and fees, of approximately $3,901 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy.

As of March 31, 2014, we have invested $5,209 in AIC since its formation in 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $5,835 and $5,913 as of March 31, 2014 and December 31, 2013, respectively.  We recognized a loss of $97 and income of $76 related to our investment in AIC for the three months ended March 31, 2014 and 2013, respectively.

In June 2014, we, RMR, SNH and three other companies to which RMR provides management services extended our and their combined directors’ and officers’ liability insurance policy through August 31, 2014.  In September 2014, we purchased a two year combined directors’ and officers’ insurance policy with RMR and five other companies managed by RMR that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage.  At that time, we also purchased separate additional one year directors’ and officers’ liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these policies purchased in September 2014 was approximately $357.

Note 11.  Acquisition

In May 2014, we acquired a senior living community with 116 living units located in Alabama for approximately $19,914, including the assumption of approximately $13,920 of mortgage debt and the assumption of approximately $68 of net working capital liabilities, but excluding closing costs. This community primarily offers independent and assisted living services that are currently 100% paid by residents from their private resources. We funded this acquisition with cash on hand and borrowings under our Credit Facility. We incurred acquisition related costs of $81 during the second quarter of 2014.  These costs include transaction costs, professional fees and other acquisition related expenses.  The preliminary allocation of the purchase price was based on management’s judgment after evaluating several factors, including valuation assessments of tangible and intangible assets and estimates of the fair value of liabilities assumed. The definite lived intangible assets were valued using the income approach and are categorized in Level 3 of the fair value hierarchy.  The valuation of certain tangible assets and liabilities acquired was determined using the cost approach.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

For personal property, we primarily used the cost approach to estimate reproduction or replacement cost.  The fair value of these assets and liabilities are also categorized in Level 3 of the fair value hierarchy.    The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Land	$1,208
Buildings and improvements	17,946
Furniture, fixtures and equipment	421
Total property, plant and equipment	19,575

Intangible assets	1,937
Net working capital liabilities assumed	(68)
Mortgage debt assumed	(13,920)
Premium on assumed mortgage debt	(1,598)
Net cash paid	$5,926

Note 12.  Discontinued Operations

In September 2012, we completed the sale of our pharmacy business to Omnicare, Inc., or Omnicare. In connection with the sale, Omnicare did not acquire the real estate we own associated with one pharmacy located in South Carolina.  In July 2014, we sold this real estate for a sale price of $205.

In June 2013, we decided to offer for sale one assisted living community we own with 32 living units.  We are in the process of offering this community for sale.

Please see Note 10 above for a discussion of 11 senior living communities that we lease or had leased from SNH which are included in discontinued operations for all of the periods presented in these condensed consolidated financial statements; two of which had been sold as of March 31, 2014 and five additional of which were sold in June and October 2014.

We can provide no assurance that we will be able to sell the senior living community that we are offering for sale, or that we and SNH will be able to sell the senior living communities we lease from SNH that are being offered for sale, or what the terms or timing of any such sales may be.

We have reclassified our condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented to show the financial position and results of operations of our senior living communities, pharmacies and rehabilitation hospitals which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the condensed consolidated financial statements for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Revenues	$7,501	$42,078
Expenses	(8,866)	(43,540)
Benefit from income taxes	473	661
Net loss	$(892)	$(801)

Note 13.  Legal Proceedings and Claims

We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of our business, some of which may

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

involve material amounts.  Also, the defense and resolution of these claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings may require us to incur significant expense.  We account for claims and litigation losses in accordance with ASC Topic 450, Contingencies, or ASC 450. Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

In August 2014, in connection with an ongoing and routine compliance audit of medical records, we became aware of certain potential inadequate medical record documentation and other possible failures to comply with appropriate policies at one of our SNFs.  We have commenced an in depth review of these matters that is ongoing.  We have determined that a loss in connection with this matter is reasonably possible, but cannot be reasonably estimated at this time; accordingly, we have not recorded any loss for this matter at this time.  However, such loss could have a material adverse impact on our business, financial condition, and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of SNH independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under FASB ASC Topic 280, and therefore we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs, that is organized in the Cayman Islands.

Key Statistical Data For the Three Months Ended March 31, 2014 and 2013:

The following tables present a summary of our operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(dollars in thousands, except average monthly rate)	2014	2013	Change	%/bps Change
Senior living revenue	$271,781	$269,306	$2,475	0.9%
Management fee revenue	2,425	2,302	123	5.3%
Reimbursed costs incurred on behalf of managed communities	54,205	52,244	1,961	3.8%
Total revenue	328,411	323,852	4,559	1.4%
Senior living wages and benefits	(132,783)	(132,646)	(137)	(0.1)%
Other senior living operating expenses	(72,817)	(65,455)	(7,362)	(11.2)%
Costs incurred on behalf of managed communities	(54,205)	(52,244)	(1,961)	(3.8)%
Rent expense	(49,074)	(48,013)	(1,061)	(2.2)%
General and administrative expenses	(19,748)	(15,456)	(4,292)	(27.8)%
Depreciation and amortization expense	(7,276)	(6,370)	(906)	(14.2)%
Interest, dividend and other income	196	197	(1)	(0.5)%
Interest and other expense	(1,218)	(1,456)	238	16.3%
Gain on sale of available for sale securities reclassified from other comprehensive income	313	87	226	259.8%
Benefit from income taxes	2,431	621	1,810	291.5%
Equity in (loss) earnings of an investee	(97)	76	(173)	(227.6)%
(Loss) income from continuing operations	$(5,867)	$3,193	$(9,060)	(283.7)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	44	39	5	12.8%
Number of total communities(1)	255	250	5	2.0%

Total number of living units (end of period):
Owned and leased living units	22,948	22,948	—	—
Managed living units	7,051	6,678	373	5.6%
Number of total living units(2)	29,999	29,626	373	1.3%

Owned and leased communities:
Occupancy %	85.9%	86.3%	n/a	(40) bps
Average monthly rate(3)	$4,534	$4,471	$63	1.4%
Percent of senior living revenue from Medicaid	10.9%	10.9%	n/a	—
Percent of senior living revenue from Medicare	12.4%	13.3%	n/a	(90) bps
Percent of senior living revenue from private and other sources	76.7%	75.8%	n/a	90 bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that has been temporarily closed for a major renovation.
(3)	Average monthly rate is calculated as total operating revenues divided by occupied units during the period multiplied by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2013):

	Three Months Ended March 31,
(dollars in thousands, except average monthly rate)	2014	2013	Change	%/bps Change
Senior living revenue	$271,781	$269,306	$2,475	0.9%
Management fee revenue	2,317	2,302	15	0.7%
Senior living wages and benefits	(132,783)	(132,646)	(137)	(0.1)%
Other senior living operating expenses	(72,817)	(65,455)	(7,362)	(11.2)%
Total number of communities (end of period):
Owned and leased communities	211	211	n/a	—
Managed communities	39	39	n/a	—
Number of total communities(1)	250	250	n/a	—
Total number of living units (end of period):
Owned and leased living units	22,948	22,948	n/a	—
Managed living units	6,678	6,678	n/a	—
Number of total living units(2)	29,626	29,626	n/a	—
Owned and leased communities:
Occupancy %	85.9%	86.3%	n/a	(40) bps
Average monthly rate(3)	$4,534	$4,471	$63	1.4%
Percent of senior living revenue from Medicaid	10.9%	10.9%	n/a	—
Percent of senior living revenue from Medicare	12.4%	13.3%	n/a	(90) bps
Percent of senior living revenue from private and other sources	76.7%	75.8%	n/a	90 bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that has been temporarily closed for a major renovation.
(3)	Average monthly rate is calculated as total operating revenues divided by occupied units during the period multiplied by 30 days.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Our senior living revenue increased by 0.9% for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increased charges to private pay residents, partially offset by federal government sequestration Medicare rate cuts and a decrease in occupancy during the first quarter 2014 compared to the same period in 2013.

Our management fee revenue increased by 5.3% for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in the number of communities we managed from 39 to 44 and an increase in occupancy, partially offset by a decrease in average monthly rates.

Our senior living wages and benefits increased by 0.1% for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to certain higher wage costs and increases in our workers’ compensation insurance program, partially offset by decreased employee health insurance costs and payroll taxes.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 11.2% due to increased charges from various service providers, increased costs for utilities and snow removal as a result of the unusually cold weather conditions, increased charges related to outsourcing certain of our housekeeping services and increased costs relating to our professional liability insurance program.  Our rent expense increased by 2.2% compared to the same period in 2013 primarily due to additional rent resulting from senior living community capital improvements purchased by SNH since January 1, 2013, pursuant to our leases with SNH.

General and administrative expenses increased by 27.8% for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increased costs incurred in connection with the preparation of our restatement of our previously issued financial statements and the delayed completion of our 2013 financial reporting.

Our depreciation and amortization expense increased by 14.2% for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our interest, dividend and other income decreased by 0.5% for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to lower investable cash balances.

Our interest and other expense decreased by 16.3% for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to our redemption of $24.9 million principal amount of the Notes outstanding in July 2013, the prepayment by the buyer of two of our SNFs we sold in April 2013 of our then outstanding mortgage debt that encumbered these SNFs, and lower costs incurred under our Credit Agreement, partially offset by increased costs under our Credit Facility for the first quarter 2014 compared to the same period in 2013.

For the three months ended March 31, 2014, we recognized a tax benefit from continuing operations of $2.4 million which includes certain adjustments in this quarter to our prior year federal net operating loss, our state net operating loss, certain state tax estimates and adjustments to deferred tax assets and liabilities.  During this period, we also recognized a tax benefit from discontinued operations of $0.5 million.  As of December 31, 2013, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $81.6 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $15.2 million.  For more information about our taxes, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Discontinued operations:

We recorded a loss from discontinued operations for the three months ended March 31, 2014 of $0.9 million, compared to a loss of $0.8 million for the three months ended March 31, 2013.  The losses in both periods were primarily due to losses incurred at assisted living communities, SNFs and our rehabilitation hospitals that we have sold or transferred or expect to sell or transfer.  The loss for the three months ended March 31, 2014 is after giving effect to a tax benefit of $0.5 million that we recognized in this period relating to our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had $21.3 million of unrestricted cash and cash equivalents and $25.0 million and $134.4 million available to borrow under our Credit Agreement and our Credit Facility, respectively. We expect to use the cash flow from our operations, our cash balances, borrowings under our Credit Agreement and our Credit Facility and proceeds from our sales to SNH of qualified capital improvements we may make to properties that we lease from SNH for increased rent pursuant to our leases with SNH to fund our operations, debt repayments, investments in and maintenance of our properties, future property acquisitions and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. We believe such amounts will be sufficient to fund our business activities for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies decline from historic levels, the non-government rates we receive for our services decline or government rates are reduced and we are unable to generate positive cash flow for an extended period, we expect that we would explore alternatives to fund our operations.  Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our owned communities that are not subject to existing mortgages and issuing new debt or equity securities.

Assets and Liabilities

At March 31, 2014, we had cash and cash equivalents of $21.3 million compared to $23.6 million at December 31, 2013. Our total current assets at March 31, 2014 were $133.5 million, compared to $150.9 million at December 31, 2013.    The decrease in our total current assets primarily relates to a decrease in our current assets at our discontinued operations due to the sale of our rehabilitation hospitals in December 2013 as well as timing differences for amounts due from related persons.  Our total current and long term liabilities were $189.2 million and $77.3 million, respectively, at March 31, 2014 compared to $198.5 million and $81.3 million, respectively, at December 31, 2013. The decrease in our total current liabilities relates to repayments we made under our Credit Facility, offset by increases in certain of our accrued expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We had cash flows from operating activities of $9.0 million for the three months ended March 31, 2014 compared to $1.9 million for the same period in 2013.  Acquisitions of property, plant and equipment on a net basis after considering the proceeds from sales of such assets to SNH, were $4.4 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively.

Our Leases and Management Agreements with SNH

As of March 31, 2014, we leased 186 senior living communities (including nine that we have classified as discontinued operations) from SNH under four leases.  Our total annual rent payable to SNH as of March 31, 2014 was $190.6 million, excluding percentage rent based on increases in gross revenues at certain properties.  Our total rent expense under all of our leases with SNH was $48.8 million and $50.6 million for the three months ended March 31, 2014 and 2013, respectively, which included approximately $1.4 million in percentage rent paid to SNH for each of the three months ended March 31, 2014 and 2013.

Upon our request, SNH may purchase certain capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.  During the three months ended March 31, 2014, SNH purchased from us $8.6 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent being increased by approximately $0.7 million.

During 2013 and 2014, we entered into several management agreements, pooling agreements and lease amendments with SNH and its affiliates.  For more information regarding these activities and our leases and management agreements with SNH, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and Note 14 to our consolidated financial statements included in Item 15 of our Annual Report.

Disposition Activity

In January 2014, we and SNH sold an assisted living community located in Texas with 48 assisted living units, for a sale price of $2.4 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.2 million in accordance with the terms of the applicable lease.

In June 2014, we and SNH sold two SNFs located in Wisconsin with a combined total of 139 living units for a sale price of $4.5 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.5 million in accordance with the terms of the applicable lease.

In October 2014, we and SNH sold an assisted living community in Virginia with 55 assisted living units for a sale price of $2.85 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.3 million in accordance with the terms of the applicable lease.

Also in October 2014, we and SNH sold one assisted living community and one SNF located in Arizona with a combined total of 160 living units, for a sale price of $5.9 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.6 million in accordance with the terms of the applicable lease.

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures (net of capital improvements we sell to SNH for increased rent, pursuant to our leases with SNH) and principal and interest payments on our debt.

During the past several years, weak economic conditions throughout the country have negatively affected many entities both in and outside of our industry. These conditions have resulted in, among other things, a decrease in our communities’ occupancy, and it is unclear when these conditions, especially in the housing market, may materially improve. Although many of the services that we provide are needs-driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of current economic circumstances.  In recent

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

years, economic indicators reflect an improving housing market; however, even with those improvements, housing sales activity remains below pre-recession levels and it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services.

At some of our senior living communities (principally our SNFs), Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I, Item 1 of our Annual Report under the caption “Government Regulation and Reimbursement”.  We derived approximately 23.3% and 24.2% of our total revenues from these programs during the three months ended March 31, 2014 and 2013, respectively.

Our net Medicare revenues from services to senior living community residents totaled $33.2 million and $35.2 million during the three months ended March 31, 2014 and 2013, respectively.  Our net Medicaid revenues from services to senior living community residents totaled $29.2 million and $29.0 million during the three months ended March 31, 2014 and 2013, respectively.  Our Medicare net revenue is impacted by periodic adjustments to the Prospective Payment System, or PPS, by the Centers for Medicare & Medicaid Services, or CMS. PPS is a method of rate setting which CMS uses to make Medicare payments for services based on a predetermined, fixed payment amount based on the classification system of service deemed to be appropriate for patients, in contrast to a traditional fee-for-service model.  CMS updates PPS rates by facility type annually.  In federal fiscal year 2012, CMS reduced aggregate Medicare PPS rates for SNFs by approximately 11.1%.  Since then, CMS has increased these rates from that reduced level by 1.8% in federal fiscal year 2013 and by 1.3% for federal fiscal year 2014, effective October 1, 2013.  On July 31, 2014, CMS released its final rule for the Medicare PPS for SNFs for federal fiscal year 2015, which went into effect on October 1, 2014.  As part of this rule, CMS will apply a net increase of 2% to Medicare payment rates for SNFs, which will result in an aggregate increase of approximately $750 million in payments to SNFs from federal fiscal year 2014.  Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012 discussed above, however, Medicare payment rates will be lower for federal fiscal year 2015 than they were in federal fiscal year 2012.

The Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which has reduced Medicare payments by 2% since April 1, 2013, and had an adverse effect on our operations and financial results.  Sequestration remains in effect and could result in reductions to our revenues from Medicare and certain other federal health programs over the next decade.  Any future reductions in Medicare payment rates could be adverse and material to our operations and to our future financial results of operations.  Furthermore, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, gradually reduces the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually-eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual-eligible beneficiaries, this rule has a substantial adverse effect on SNFs, including some of those we operate. The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013.

On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 31, 2015, further postponing the implementation of certain limits on Medicare payments for outpatient therapies.  PAMA also extended the 0.5% increase to the Medicare Physician Fee Schedule, or MPFS, rates through December 31, 2014 and provided no increase in the MPFS rates, to which Medicare outpatient therapy rates are tied, in the period between January 1, 2015 and March 31, 2015.  Unless further delayed, the MPFS rates are scheduled to be reduced by up to 24% effective April 1, 2015.  Additionally, PAMA established a SNF value-based purchasing program.  Under this program, the United States Department of Health and Human Services, or HHS, will assess SNFs based on hospital readmissions measures and make these assessments available to the public no later than October 1, 2017.  Beginning in federal fiscal year 2019, SNFs will face a 2% withholding of SNF payments and will receive incentive payments based on the higher of their performance or improvement on certain hospital readmission measures.  The collective amount of incentive payments to all SNFs are anticipated to be between 50% and 70% of the total payment amounts withheld.

On October 6, 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

reporting various types of data.  Specifically, the Secretary of HHS will require SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format by October 1, 2016 and begin reporting certain patient assessment data in such a format by October 1, 2018.  Beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2% reduction in their Medicare payment rates for that fiscal year.  Beginning October 1, 2018, the Secretary of HHS will make this data publicly available pursuant to certain procedures to be established.  The IMPACT Act also requires the Secretary of HHS and the Medicare Payment Advisory Commission to submit reports to Congress recommending a future Medicare prospective payment system for post-acute care providers and analyzing both its effects on the reported metrics and financial effect on post-acute care providers.

Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. In addition, certain temporary increases in federal payments to states for Medicaid programs that had been in effect since October 1, 2008 ended as of June 30, 2011. Despite these freezes and reduced payments to states, according to the 2013 Actuarial Report on the Financial Outlook for Medicaid, Medicaid enrollment is projected to increase at an average annual rate of 3.3% through 2022, due in part to the expansion in Medicaid eligibility under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, beginning in 2014. Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years. The U.S. Supreme Court has held, however, that states may choose not to participate in the Medicaid expansion program without risking the loss of federal Medicaid funding.  As of August 28, 2014, 21 states have elected not to broaden Medicaid eligibility under the ACA at this time, and two remain undecided; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose.  We expect the ending of temporary federal payments, as well as other costs and budgetary constraints for state governments, to result in continued challenging state fiscal conditions.  Some state budget deficits may increase, and certain states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations.  Similarly, we are unable to predict the impact on us of the insurance changes, payment changes, and healthcare delivery systems changes contained in and to be developed pursuant to the ACA.  If the changes to be implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to residents, our future financial results could be materially and adversely affected.

Debt Financings and Covenants

As of March 31, 2014, we had no outstanding borrowings under our Credit Agreement and $15.0 million outstanding under our Credit Facility.  As of March 31, 2014, we had $37.3 million aggregate principal amount of mortgage notes outstanding.  As of March 31, 2014, we believe we were in compliance with all applicable covenants under our debt agreements.  As of December 12, 2014, we had no amounts outstanding and $25.0 million outstanding under our Credit Agreement and Credit Facility, respectively. Our Credit Facility matures in April 2015 and our Credit Agreement matures in March 2016.  There can be no assurance that we will be successful in renewing, refinancing or replacing either facility and any such renewal, refinancing or replacement may be on terms less favorable to us than the current terms.  Our Credit Agreement and Credit Facility require that we deliver quarterly and annual financial statements within the time periods specified within those agreements. The lenders under each of our Credit Agreement and Credit Facility have waived until December 31, 2014 any default resulting from our not timely delivering our financial statements for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014 as required under those agreements. Our condensed consolidated financial statements for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014, are being delivered to our lenders contemporaneously with the filing of this Quarterly Report on Form 10-Q and the filing of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2014, and September 30, 2014, which

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

are being filed substantially concurrently with this Quarterly Report. For more information regarding our debt financings and covenants, including terms governing those financings and their maturities, please see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Off Balance Sheet Arrangements

We have pledged certain of our assets, including our accounts receivable with a carrying value, as of March 31, 2014, of $14.3 million, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of March 31, 2014, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

We have relationships and historical and continuing transactions with our Directors, our executive officers, SNH, RMR, AIC and other companies to which RMR provides management services and others affiliated with them.  For example:  SNH is our former parent, our largest landlord and our largest stockholder and RMR provides management services to both us and SNH; we provide management services to SNH and to D&R Yonkers LLC which is owned by SNH’s executive officers and we manage a portion of a senior living community which D&R Yonkers LLC subleases from SNH in order to accommodate certain requirements of New York healthcare licensing laws; we, RMR, SNH and four other companies to which RMR provides management services each currently owns approximately 14.3% of AIC; and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts; and RMR, a company that employs our President and Chief Executive Officer, our Treasurer and Chief Financial Officer, and one of our Managing Directors and which is majority owned by one of our Managing Directors, assists us with various aspects of our business pursuant to a business management and shared services agreement.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, our Annual Report, our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, or our Proxy Statement, and our other filings with the Securities and Exchange Commission, or SEC, including Note 14 to our consolidated financial statements included in our Annual Report, the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Directors and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our leases, forms of management agreements and related pooling agreements with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  During that review and evaluation and subsequent thereto, our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, identified material weaknesses, described below, in our internal control over financial reporting as of December 31, 2013. As a result, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2014 because of the material weaknesses described below.

We determined that we had a material weakness in our internal controls over accounting for income taxes; specifically, our internal controls did not provide for timely reconciliation and review of our income tax accounts. We also determined that we had a material weakness in our internal controls over accounts payable; specifically our internal controls did not provide for timely identification of certain incurred obligations. Further, we determined we had material weaknesses in our internal controls due to a lack of sufficient personnel with requisite accounting competencies and that we had an insufficient level of oversight in the financial statement close process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are continuing to develop our remediation plan for the material weaknesses described above, which currently includes:

•	enhancing internal control over accounting for income taxes to include additional layers of review by qualified persons;
•	recruitment of additional experienced personnel for certain accounting positions;
•	restructuring of our accounting department; and
•	providing enhanced training for employees regarding our accounting policies and procedures.

We have begun to implement this remediation plan while we are continuing to develop it. To date, we have:

•	added qualified and experienced personnel by filling a newly created senior level accounting position and hiring additional personnel who are qualified as certified public accountants;
•	engaged consultants to supplement our existing accounting staff and to provide additional layers of review by qualified persons; and
•	begun restructuring our accounting and tax functions.

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

Changes in Internal Control Over Financial Reporting

Except as noted above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting”, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY, TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES AND TO SELL PROPERTIES WE OFFER FOR SALE,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES,

•	OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES,

•	THE IMPACT OF THE ACA AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

•	OTHER MATTERS.

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

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT ARRANGEMENTS OR POOLING AGREEMENTS WITH SNH SIMILAR TO THOSE CURRENTLY IN EFFECT FOR US TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES SNH MAY ACQUIRE IN THE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE THAT SNH WILL ACQUIRE ADDITIONAL COMMUNITIES OR THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL MANAGEMENT ARRANGEMENTS OR POOLING AGREEMENTS,

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
•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT AT MARCH 31, 2014 WE HAD $21.3 MILLION OF CASH AND CASH EQUIVALENTS AND $15.0 MILLION OF BORROWINGS OUTSTANDING UNDER OUR CREDIT FACILITIES, LEAVING $159.4 MILLION OF AVAILABILITY, AND THAT WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH; ALL OF WHICH MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY.  HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT DURING THE PAST SEVERAL YEARS, WEAK ECONOMIC CONDITIONS THROUGHOUT THE COUNTRY HAVE NEGATIVELY AFFECTED MANY ENTITIES BOTH IN AND OUTSIDE OF OUR INDUSTRY, THAT THESE CONDITIONS HAVE RESULTED IN, AMONG OTHER THINGS, A DECREASE IN OUR COMMUNITIES’ OCCUPANCY, BUT THAT IN RECENT YEARS ECONOMIC INDICATORS REFLECT AN IMPROVING HOUSING MARKET AND THAT MANY OF THE SERVICES WE PROVIDE ARE NEEDS-DRIVEN.  THIS MAY IMPLY THAT ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE MAY BE PENT UP DEMAND FOR SERVICES THAT WE PROVIDE AND THAT OUR REVENUES AND PROFITABILITY WILL IMPROVE AS A RESULT.  HOWEVER, THERE CAN BE NO ASSURANCE THAT ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE EXISTS ANY PENT UP DEMAND FOR SERVICES WE PROVIDE OR THAT, EVEN IF THERE IS SUCH DEMAND, THAT WE WOULD BE SUCCESSFUL IN ATTRACTING THAT DEMAND, OR THAT OUR REVENUES AND PROFITS WOULD IMPROVE IF ECONOMIC CONDITIONS IMPROVED,

•

RESIDENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENTS AND OTHER PAYERS,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,
•

THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF OUR ACCOUNTS RECEIVABLE SECURING OUR $25.0 MILLION CREDIT AGREEMENT AND THE VALUE OF THE PROPERTIES SECURING OUR $150.0 MILLION CREDIT FACILITY. ACCORDINGLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES AT ANY TIME MAY BE LESS THAN $25.0 MILLION AND $150.0 MILLION, RESPECTIVELY.  ADDITIONALLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS.  ALSO, OUR CREDIT FACILITY MATURES IN APRIL 2015 AND OUR CREDIT AGREEMENT MATURES IN MARCH 2016.  THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN RENEWING OR REPLACING EITHER FACILITY, AND ANY SUCH RENEWAL, REFINANCING OR REPLACEMENT MAY BE ON LESS FAVORABLE TERMS TO US,

•	ACTUAL COSTS UNDER OUR CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT FACILITIES,
•

OUR FAILURE TO TIMELY FILE OUR 2013 ANNUAL REPORT AND OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDED MARCH 31, 2014, JUNE 30, 2014, AND SEPTEMBER 30, 2014, AND OUR CONSEQUENT INABILITY TO USE OUR SHELF REGISTRATION STATEMENT ON FORM S-3 UNTIL WE HAVE BEEN CURRENT IN OUR FILINGS UNDER THE EXCHANGE ACT FOR A PERIOD OF NOT LESS THAN ONE YEAR MAY NEGATIVELY IMPACT OUR ABILITY TO ISSUE NEW DEBT AND EQUITY SECURITIES,

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE AND SNH HAVE DECIDED TO OFFER FOR SALE CERTAIN SENIOR LIVING COMMUNITIES THAT WE LEASE FROM SNH, WHICH HAVE NOT YET BEEN SOLD, AND THAT WE HAVE DECIDED TO OFFER FOR SALE ONE COMMUNITY WHICH WE OWN. WE AND SNH MAY BE UNABLE TO SELL ANY OF THOSE COMMUNITIES WE LEASE FROM SNH, AND WE MAY BE UNABLE TO SELL THE ONE COMMUNITY WE OWN, ON ACCEPTABLE TERMS. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT THESE COMMUNITIES WILL BE SOLD OR WHAT THE TERMS OR TIMING OF ANY SALE WOULD BE, AND

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH SNH, RMR AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION, REGULATIONS OR RULE MAKING AFFECTING OUR BUSINESS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

Part II.Other Information

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

3.3	Composite Copy of Amended and Restated Bylaws, adopted February 14, 2012, as amended to date. (Filed herewith.)
3.4	Composite Copy of Amended and Restated Bylaws, adopted February 14, 2012, as amended to date (marked copy). (Filed herewith.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
10.1	Five Star Quality Care, Inc. 2014 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2014.)
10.2	Summary of Director Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2014.)
10.3

Partial Termination of and Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Filed herewith.)

10.4

Representative form of Accession Agreement, dated as of December 1, 2014, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 3, dated as of November 1, 2013, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)

10.5	Form of Restricted Share Agreement. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
/s/ Bruce J. Mackey Jr.

Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: December 16, 2014

/s/ Paul V. Hoagland

Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: December 16, 2014