Form 10-Q
period 2014-06-30
FIVE STAR QUALITY CARE INC
filed 2014-12-17
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

JUNE 30, 2014

As used herein the terms “we”, “us” or “our” mean Five Star Quality Care, Inc. and its consolidated subsidiaries unless the context otherwise requires.

Part I.   Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$35,085	$23,628
Accounts receivable, net of allowance of $4,035 and $4,281 at June 30, 2014 and December 31, 2013, respectively	38,588	36,940
Due from related persons	8,897	11,659
Investments in available for sale securities, of which $7,829 and $4,690 are restricted as of June 30, 2014 and December 31, 2013, respectively	22,738	19,150
Restricted cash	5,077	9,003
Prepaid and other current assets	33,229	33,799
Assets of discontinued operations	2,758	16,705
Total current assets	146,372	150,884

Property and equipment, net	357,046	340,276
Equity investment in an investee	6,801	5,913
Restricted cash	5,821	9,795
Restricted investments in available for sale securities	14,460	11,905
Goodwill and other intangible assets	27,357	26,407
Other long term assets	47,704	45,003
	$605,561	$590,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility, secured, principally by real estate	$20,000	$35,000
Accounts payable and accrued expenses	83,353	69,343
Accrued compensation and benefits	39,984	31,888
Due to related persons	21,647	20,587
Mortgage notes payable	1,805	1,159
Accrued real estate taxes	10,566	9,934
Security deposits and current portion of continuing care contracts	7,179	8,025
Other current liabilities	23,718	18,607
Liabilities of discontinued operations	543	3,985
Total current liabilities	208,795	198,528

Long term liabilities:
Mortgage notes payable	50,712	36,461
Continuing care contracts	1,422	1,531
Accrued self-insurance obligations	36,842	38,002
Other long term liabilities	5,143	5,283
Total long term liabilities	94,119	81,277

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value: 75,000,000 shares authorized, 48,613,442 shares issued and outstanding at June 30, 2014 and December 31, 2013	486	486
Additional paid in capital	356,129	355,570
Accumulated deficit	(57,646)	(48,996)
Accumulated other comprehensive income	3,678	3,318
Total shareholders’ equity	302,647	310,378
	$605,561	$590,183

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Senior living revenue	$275,388	$268,833	$547,169	$538,139
Management fee revenue	2,433	2,281	4,858	4,583
Reimbursed costs incurred on behalf of managed communities	54,978	52,333	109,183	104,577
Total revenues	332,799	323,447	661,210	647,299

Operating expenses:
Senior living wages and benefits	134,179	130,637	266,962	263,283
Other senior living operating expenses	70,334	64,884	143,151	130,339
Costs incurred on behalf of managed communities	54,978	52,333	109,183	104,577
Rent expense	49,203	48,279	98,277	96,292
General and administrative	16,574	15,059	36,322	30,515
Depreciation and amortization	7,975	6,585	15,251	12,955
Total operating expenses	333,243	317,777	669,146	637,961

Operating (loss) income	(444)	5,670	(7,936)	9,338

Interest, dividend and other income	213	211	409	408
Interest and other expense	(1,261)	(1,355)	(2,479)	(2,811)
Gain (loss) on sale of available for sale securities reclassified from other comprehensive income (loss)	13	(117)	326	(30)

(Loss) income from continuing operations before income taxes and equity in earnings of an investee	(1,479)	4,409	(9,680)	6,905
Benefit from (provision for) income taxes	364	(1,533)	2,795	(912)
Equity in earnings of an investee	118	79	21	155
(Loss) income from continuing operations	(997)	2,955	(6,864)	6,148
Loss from discontinued operations	(894)	(1,499)	(1,786)	(2,300)

Net (loss) income	$(1,891)	$1,456	$(8,650)	$3,848

Weighted average shares outstanding—basic	48,013	48,253	48,007	48,244

Weighted average shares outstanding—diluted	48,013	50,166	48,007	48,244

Basic and diluted (loss) income per share from:
Continuing operations	$(0.02)	$0.06	$(0.14)	$0.13
Discontinued operations	(0.02)	(0.03)	(0.04)	(0.05)
Net (loss) income per share—basic and diluted	$(0.04)	$0.03	$(0.18)	$0.08

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(1,891)	$1,456	$(8,650)	$3,848
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available for sale securities, net of tax	268	(233)	521	(173)
Unrealized gain (loss) on equity investment in an investee	22	(73)	41	(81)
Less: Realized (gain) loss on investments in available for sale securities reclassified and included in net (loss) income, net of tax	(8)	70	(202)	18
Other comprehensive income (loss)	282	(236)	360	(236)
Comprehensive (loss) income	$(1,609)	$1,220	$(8,290)	$3,612

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(8,650)	$3,848
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	15,774	13,595
Loss from discontinued operations before income tax	2,757	3,902
(Gain) loss on sale of available for sale securities	(326)	30
Equity in earnings of an investee	(21)	(155)
Stock-based compensation	559	588
Deferred income taxes	(4,756)	(1,597)
Provision for losses on receivables	2,607	2,740
Changes in assets and liabilities:
Accounts receivable	(4,255)	(7,975)
Prepaid expenses and other assets	1,832	10,922
Accounts payable and accrued expenses	15,096	(16,224)
Accrued compensation and benefits	8,096	3,510
Due from (to) related persons, net	2,742	(9)
Other current and long term liabilities	3,569	(1,053)
Cash provided by operating activities	35,024	12,122

Cash flows from investing activities:
Payments into (from) restricted cash and investment accounts, net	7,900	(3,684)
Acquisition of property and equipment	(28,906)	(23,712)
Acquisition of senior living community, net of liabilities assumed	(5,926)	—
Purchase of available for sale securities	(13,585)	(5,333)
Investment in Affiliates Insurance Company	(825)	—
Proceeds from sale of property and equipment to Senior Housing Properties Trust	17,423	13,334
Proceeds from sale of available for sale securities	8,225	5,213
Cash used in investing activities	(15,694)	(14,182)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	5,000	20,000
Repayments of borrowings on credit facilities	(20,000)	(20,000)
Repayments of mortgage notes payable	(621)	(538)
Cash used in financing activities	(15,621)	(538)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	7,748	(3,822)
Net cash provided by investing activities	—	8,627
Net cash used in financing activities	—	(7,534)
Net cash flows provided by (used in) discontinued operations	7,748	(2,729)

Change in cash and cash equivalents	11,457	(5,327)
Cash and cash equivalents at beginning of period	23,628	24,638
Cash and cash equivalents at end of period	$35,085	$19,311

Supplemental cash flow information:
Cash paid for interest	$1,599	$1,788
Cash paid for income taxes, net	$749	$1,394

Non-cash activities:
Issuance of common stock	$—	$182
Real estate acquisition	$(15,518)	$—
Assumption of mortgage note payable	$15,518	$—

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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of June 30, 2014, we operated 256 senior living communities located in 31 states containing 30,114 living units, including 225 primarily independent and assisted living communities with 27,292 living units and 31 SNFs with 2,822 living units.  As of June 30, 2014, we owned and operated 31 communities (3,061 living units), we leased and operated 181 communities (20,002 living units) and we managed 44 communities (7,051 living units).  These 256 senior living communities included 10,464 independent living apartments, 14,440 assisted living suites and 5,210 skilled nursing units.  The foregoing numbers exclude: (i) 38 living units in one assisted living community that has been temporarily closed for a major renovation; (ii) one assisted living community with 32 living units that we own which is being offered for sale and is classified as a discontinued operation; and (iii) four SNFs and three assisted living communities with a total of 480 living units that we lease from Senior Housing Properties Trust or its subsidiaries, or SNH, that are being offered for sale and are classified as discontinued operations.

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

Note 2. Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  The update is effective for the annual period ending after December 15, 2016, and for annual and interim

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

periods thereafter with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2014	2013
Land	$24,172	$22,214
Buildings and improvements	304,150	286,467
Furniture, fixtures and equipment	126,176	114,765
Property and equipment, at cost	454,498	423,446
Accumulated depreciation	(97,452)	(83,170)
Property and equipment, net	$357,046	$340,276

We recorded depreciation expense of $7,290 and $6,298 for the three months ended June 30, 2014 and 2013, respectively, and $14,283 and $12,382 for the six months ended June 30, 2014 and 2013, respectively, relating to our property and equipment.

As of June 30, 2014, we had $7,474 of assets included in our property and equipment associated with certain senior living communities that we lease from SNH that we typically request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.  See Note 10.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the six months ended June 30, 2014:

	Equity Investment in an Investee	Investments in Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2014	$48	$3,270	$3,318
Unrealized gain on investments, net of tax	—	253	253
Equity interest in an investee’s unrealized gain on investments	19	—	19
Reclassification adjustment:
Realized gain on investments, net of tax	—	(194)	(194)
Balance at March 31, 2014	67	3,329	3,396
Unrealized gain on investments, net of tax	—	268	268
Equity interest in an investee’s unrealized gain on investments	22	—	22
Reclassification adjustment:
Realized gain on investments, net of tax	—	(8)	(8)
Balance at June 30, 2014	$89	$3,589	$3,678

Accumulated other comprehensive income represents the unrealized appreciation of our investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC.

Note 5.  Income Taxes

For the six months ended June 30, 2014, we recognized a net tax benefit from continuing operations of $2,795.  We also recognized a tax benefit from discontinued operations of $971.  As of December 31, 2013, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $81,583. This includes $278 of federal net operating losses that are attributable to unvested stock grants which will be recorded as an increase to additional paid in capital once they are realized in accordance with FASB ASC Topic 718. As of December 31, 2013, our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $15,235.  Our net operating loss carry forwards and tax credit carry forwards are subject to possible audit and adjustments by the Internal Revenue Service.

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

Note 6.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three and six months ended June 30, 2014 and 2013 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two-class method or the treasury stock method.    For the six months ended June 30, 2013, 1,913 potentially dilutive common shares related to our former convertible senior notes due in 2026, or the Notes,  were not included in the computation of diluted EPS because to do so would have been antidilutive.

The following table provides a reconciliation of income (loss) from continuing operations and loss from discontinued operations and the number of common shares used in the calculations of diluted EPS:

	Three Months Ended June 30,
	2014			2013
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
(Loss) income from continuing operations	$(997)	48,013	$(0.02)	$2,955	48,253	$0.06
Effect of the Notes	—	—		159	1,913
Diluted (loss) income from continuing operations	$(997)	48,013	$(0.02)	$3,114	50,166	$0.06
Diluted loss from discontinued operations	$(894)	48,013	$(0.02)	$(1,499)	50,166	$(0.03)

	Six Months Ended June 30,
	2014			2013
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
(Loss) income from continuing operations	$(6,864)	48,007	$(0.14)	$6,148	48,244	$0.13
Effect of the Notes	—	—		—	—
Diluted (loss) income from continuing operations	$(6,864)	48,007	$(0.14)	$6,148	48,244	$0.13
Diluted loss from discontinued operations	$(1,786)	48,007	$(0.04)	$(2,300)	48,244	$(0.05)

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Recurring Fair Value Measures

The tables below present the assets measured at fair value at June 30, 2014 and December 31, 2013 categorized by the level of inputs used in the valuation of each asset.

	As of June 30, 2014
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$10,544	$10,544	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	4,000	4,000	—	—
REIT industry	403	403	—	—
Other	3,722	3,722	—	—
Total equity securities	8,125	8,125	—	—
Debt securities
International bond fund(3)	2,376	—	2,376	—
High yield fund(4)	2,445	—	2,445	—
Industrial bonds	4,503	—	4,503	—
Government bonds	7,498	4,931	2,567	—
Financial bonds	2,707	—	2,707	—
Other	9,544	—	9,544	—
Total debt securities	29,073	4,931	24,142	—
Total available for sale securities	37,198	13,056	24,142	—
Total	$47,742	$23,600	$24,142	$—

	As of December 31, 2013
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$14,866	$14,866	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	3,668	3,668	—	—
REIT industry	704	704	—	—
Other	3,875	3,875	—	—
Total equity securities	8,247	8,247	—	—
Debt securities
International bond fund(3)	2,329	—	2,329	—
High yield fund(4)	2,309	—	2,309	—
Industrial bonds	5,234	—	5,234	—
Government bonds	7,075	4,558	2,517	—
Financial bonds	1,154	—	1,154	—
Other	4,706	—	4,706	—
Total debt securities	22,807	4,558	18,249	—
Total available for sale securities	31,054	12,805	18,249	—
Total	$45,920	$27,671	$18,249	$—

(1)

Cash equivalents, consisting of money market funds held principally for obligations arising from our self-insurance programs. Cash equivalents are reported on our balance sheet as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $8,583 and $13,181 of balances that are restricted at June 30, 2014 and December 31, 2013, respectively.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

(2)

Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $22,738 and $14,460, respectively, at June 30, 2014 and $19,150 and $11,905, respectively, at December 31, 2013. Our investments in available for sale securities had amortized costs of $34,758 and $29,127 as of June 30, 2014 and December 31, 2013, respectively, had unrealized gains of $2,561 and $2,185 as of June 30, 2014 and December 31, 2013, respectively, and had unrealized losses of $121 and $257 as of June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, 17 of the securities we hold, with a fair value of $3,002, have been in a loss position for less than 12 months and nine of the securities we hold, with a fair value of $1,216, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, or we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the six months ended June 30, 2014 and 2013, we received gross proceeds of $8,225 and $5,213, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $349 and $264, respectively, and gross realized losses totaling $23 and $294, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

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

During the six months ended June 30, 2014, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2014.

The carrying values of accounts receivable and accounts payable approximate fair value as of June 30, 2014 and December 31, 2013.  The carrying value and fair value of our mortgage notes payable were $52,517 and $56,019, respectively, as of June 30, 2014 and $37,620 and $41,113, respectively, as of December 31, 2013, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.  Because these Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.  We measured the fair value of our equity investment in AIC, an Indiana insurance company that we owned at June 30, 2014 in equal proportion with each of the other six shareholders of that company (see Note 10), categorized in Level 2 of the fair value hierarchy in its entirety, by considering, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.

Non-Recurring Fair Value Measures

We evaluate the recoverability of goodwill assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired.  As of October 1, 2013, we evaluated our goodwill for impairment and determined that the fair value of our reporting units exceeded their carrying values on that date.  As of June 30, 2014, no events or changes in circumstances had occurred that would trigger the need for an additional impairment review.

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

Note 8.  Indebtedness

We have a $25,000 revolving secured line of credit, or our Credit Agreement, that is available for general business purposes, including acquisitions.  The maturity date of our Credit Agreement is March 18, 2016.  Borrowings under our Credit Agreement typically bear interest at LIBOR plus a premium of 250 basis points, or 2.65% as of June 30, 2014.  We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under our Credit Agreement. We may draw, repay and redraw funds under our Credit Agreement until maturity, and no principal repayment is due until maturity.  We made no borrowings under our Credit Agreement during the six months ended June 30, 2014 and 2013.  As of June 30, 2014, we had no amounts outstanding under our Credit Agreement.  We incurred interest expense and other associated costs related to our Credit Agreement of $48 and $90 for the three months ended June 30, 2014 and 2013, respectively, and $96 and $242 for the six months ended June 30, 2014 and 2013, respectively.

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

We also have a $150,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions.  The maturity date of our Credit Facility is April 13, 2015, and, subject to the payment of extension fees and meeting certain other conditions, our Credit Facility includes options for us to extend its stated maturity date for two consecutive one-year periods.  Borrowings under our Credit Facility typically bear interest at LIBOR plus a premium of 250 basis points, or 2.65% as of June 30, 2014.  We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under our Credit Facility.  We may draw, repay and redraw funds under our Credit Facility until maturity, and no principal repayment is due until maturity.  The weighted average interest rate for borrowings under our Credit Facility was 2.79% and 4.75% for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, we had $20,000 outstanding under our Credit Facility.  We incurred interest expense and other associated costs related to our Credit Facility of $542 and $433 for the three months ended June 30, 2014 and 2013, respectively, and $1,135 and $900 for the six months ended June 30, 2014 and 2013, respectively.

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

Our Credit Agreement and our Credit Facility contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  Our Credit Agreement and Credit Facility require that we deliver quarterly and annual financial statements within the time periods specified within those agreements.  The lenders under each of our Credit Agreement and Credit Facility have waived until December 31, 2014 any default resulting from our not timely delivering our financial statements for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014 as required under those agreements.  Our condensed consolidated financial statements for the

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

quarters ended March 31, 2014, June 30, 2014, and September 30, 2014, are being delivered to our lenders contemporaneously with the filing of this Quarterly Report on Form 10-Q and the filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, and September 30, 2014, which are being filed substantially concurrently with this Quarterly Report.

In October 2006, we issued $126,500 principal amount of the Notes.  Our net proceeds from this issuance were approximately $122,600.  The Notes bore interest at a rate of 3.75% per annum and were convertible into our common shares at any time.  The conversion rate, which was subject to adjustment, was 76.9231 common shares per $1 principal amount of the Notes, which represented a conversion price of $13.00 per share.  The Notes were guaranteed by certain of our wholly owned subsidiaries.  The Notes were scheduled to mature on October 15, 2026.  We were entitled to prepay the Notes at any time and the holders were entitled to require us to purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.  We periodically repurchased Notes in open market transactions or in privately negotiated transactions, and, on July 8, 2013, we redeemed all of the $24,872 principal amount of the Notes then outstanding at a redemption price equal to the principal amount, plus accrued and unpaid interest.  We incurred interest expense and other associated costs related to the Notes of $245 and $490 for the three and six months ended June 30, 2013, respectively.

At June 30, 2014, five of our senior living communities were encumbered by mortgage notes with an aggregate outstanding principal balance of $52,517 :  (1) two of our communities were encumbered by a Federal National Mortgage Association, or FNMA, mortgage note and (2) three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes.  These mortgages contain FNMA and FMCC, respectively, standard mortgage covenants.  We recorded mortgage premiums in connection with our assumption of the FNMA and FMCC mortgage notes at the time of our acquisitions of the encumbered communities in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.  The weighted average interest rate on these five notes was 6.77% as of June 30, 2014.  Payments of principal and interest are due monthly under these mortgage notes until maturities at varying dates ranging from June 2018 to September 2032.  We incurred mortgage interest expense, including premium amortization, of $671 and $1,145 for the three months ended June 30, 2014 and 2013, respectively and $1,248 and $1,844 for the six months ended June 30, 2014 and 2013, respectively, and including some interest expense recorded in discontinued operations.  Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable lender approvals.  As of June 30, 2014, we believe we were in compliance with all applicable covenants under these mortgages.

Note 9. Off Balance Sheet Arrangements

We have pledged certain of our assets, including our accounts receivable with a carrying value, as of June 30, 2014, of $14,191, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of June 30, 2014, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 10. Related Person Transactions

We were formerly a 100% owned subsidiary of SNH, SNH is our largest landlord and our largest stockholder and we manage senior living communities for SNH.  In 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders.  As of June 30, 2014, SNH owned 4,235 of our common shares, or approximately 8.7% of our outstanding common shares.  One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of SNH.  Mr. Barry Portnoy’s son, Mr. Adam Portnoy, also serves as a managing trustee of SNH.

As of June 30, 2014, we leased 184 senior living communities (including seven that we have classified as discontinued operations) from SNH.  Under our leases with SNH, we pay SNH minimum rent plus percentage rent based on increases in gross revenues at certain properties.  Our total minimum annual rent payable to SNH as of June 30, 2014 was

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

$190,867, excluding percentage rent.  Our total rent expense (which includes rent for all properties we lease from SNH, including properties that we have classified as discontinued operations) under all of our leases with SNH, net of lease inducement amortization, was $48,822 and $50,866 for the three months ended June 30, 2014 and 2013, respectively, and $97,581 and $101,466 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, we had outstanding rent due and payable to SNH of $17,252 and $17,883, respectively.  During the six months ended June 30, 2014, pursuant to the terms of our leases with SNH, we sold $17,423 of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $1,395.  As of June 30, 2014, our property and equipment included $7,474 for similar improvements we have made to properties we lease from SNH that we typically request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.  In September 2014, we sold to SNH $6,353 of improvements for an increase in minimum annual rent payable to SNH of $508.

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

As of June 30, 2014, we managed 44 senior living communities for the account of SNH.  In connection with these management agreements, we and SNH have entered into four combination agreements, or pooling agreements: three pooling agreements combine our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements, and a fourth pooling agreement combines our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement.  The management agreements that are included in each of our pooling agreements are on substantially similar terms.  Our first AL Pooling Agreement includes 20 identified communities and our second AL Pooling Agreement includes 19 identified communities.  The third AL Pooling Agreement currently includes the management agreement for a community we began managing in November 2013 and two communities we began managing in December 2014.  The IL Pooling Agreement currently includes management agreements for two communities that have only independent living units.  A senior living community in New York and one senior living community in California described below that we manage for SNH are not included in any of our pooling agreements.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our incentive fees and SNH’s return on its invested capital.  We earned management fees from SNH of $2,433 and $2,281 for the three months ended June 30, 2014 and 2013, respectively, and $4,858 and $4,576 for the six months ended June 30, 2014 and 2013, respectively.

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

Pursuant to our business management agreement with RMR, we recognized aggregate business management, administrative and information system service fees of $3,517 and $3,829 for the three months ended June 30, 2014 and 2013, respectively, and $7,043 and $7,161 for the six months ended June 30, 2014 and 2013, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.  We also lease our headquarters from an affiliate of RMR for annual rent of approximately $767, which amount is subject to fixed increases.  Our rent expense for our headquarters, which included our utilities and real estate taxes that we are required to pay as additional rent, under this lease, was $317 and $347 for the three months ended June 30, 2014 and 2013, respectively, and $672 and $694 for the six months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, we have invested $6,034 in AIC since its formation in 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Directors are also directors of AIC.  Our investment in AIC had a carrying value of $6,801 and $5,913 as of June 30, 2014 and December 31, 2013, respectively.  We recognized income of $118 and $79 for the three months ended June 30, 2014 and 2013, respectively, and $21 and $155 for the six months ended June 30, 2014 and 2013, respectively, related to our investment in AIC.

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

Please see Note 10 above for a discussion of 11 senior living communities that we lease or had leased from SNH which are included in discontinued operations for all of the periods presented in these condensed consolidated financial statements; four of which had been sold as of June  30, 2014 and three additional of which were sold in October 2014.

We can provide no assurance that we will be able to sell the senior living community that we are offering for sale, or that we and SNH will be able to sell the senior living communities we lease from SNH that are being offered for sale, or what the terms or timing of any such sales may be.

We have reclassified our condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented to show the financial position and results of operations of our senior living communities, pharmacies and rehabilitation hospitals which have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$6,302	$38,055	$13,803	$80,134
Expenses	(7,694)	(39,264)	(16,560)	(82,805)
Impairment on discontinued assets	—	(1,231)	—	(1,231)
Benefit from income taxes	498	941	971	1,602
Net loss	$(894)	$(1,499)	$(1,786)	$(2,300)

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

Key Statistical Data For the Three Months Ended June 30, 2014 and 2013:

The following tables present a summary of our operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(dollars in thousands, except average monthly rate)	2014	2013	Change	%/bps Change
Senior living revenue	$275,388	$268,833	$6,555	2.4%
Management fee revenue	2,433	2,281	152	6.7%
Reimbursed costs incurred on behalf of managed communities	54,978	52,333	2,645	5.1%
Total revenue	332,799	323,447	9,352	2.9%
Senior living wages and benefits	(134,179)	(130,637)	(3,542)	(2.7)%
Other senior living operating expenses	(70,334)	(64,884)	(5,450)	(8.4)%
Costs incurred on behalf of managed communities	(54,978)	(52,333)	(2,645)	(5.1)%
Rent expense	(49,203)	(48,279)	(924)	(1.9)%
General and administrative expenses	(16,574)	(15,059)	(1,515)	(10.1)%
Depreciation and amortization expense	(7,975)	(6,585)	(1,390)	(21.1)%
Interest, dividend and other income	213	211	2	0.9%
Interest and other expense	(1,261)	(1,355)	94	6.9%
Gain (loss) on sale of available for sale securities reclassified from other comprehensive income (loss)	13	(117)	130	111.1%
Benefit from (provision for) income taxes	364	(1,533)	1,897	123.7%
Equity in earnings of an investee	118	79	39	49.4%
(Loss) income from continuing operations	$(997)	$2,955	$(3,952)	(133.7)%

Total number of communities (end of period):
Owned and leased communities	212	211	1	0.5%
Managed communities	44	39	5	12.8%
Number of total communities(1)	256	250	6	2.4%

Total number of living units (end of period):
Owned and leased living units	23,063	22,948	115	0.5%
Managed living units	7,051	6,678	373	5.6%
Number of total living units(2)	30,114	29,626	488	1.6%

Owned and leased communities:
Occupancy %	85.8%	85.8%	n/a	—
Average monthly rate(3)	$4,537	$4,439	$98	2.2%
Percent of senior living revenue from Medicaid	10.7%	10.8%	n/a	(10) bps
Percent of senior living revenue from Medicare	12.2%	12.5%	n/a	(30) bps
Percent of senior living revenue from private and other sources	77.1%	76.7%	n/a	40 bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that has been temporarily closed for a major renovation.
(3)	Average monthly rate is calculated as total operating revenues divided by occupied units during the period multiplied by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned or leased and operated continuously since April 1, 2013):

	Three Months Ended June 30,
(dollars in thousands, except average monthly rate)	2014	2013	Change	%/bps Change
Senior living revenue	$274,630	$268,833	$5,797	2.2%
Management fee revenue	2,325	2,281	44	1.9%
Senior living wages and benefits	(133,888)	(130,637)	(3,251)	(2.5)%
Other senior living operating expenses	(70,154)	(64,884)	(5,270)	(8.1)%
Total number of communities (end of period):
Owned and leased communities	211	211	n/a	—
Managed communities	39	39	n/a	—
Number of total communities(1)	250	250	n/a	—
Total number of living units (end of period):
Owned and leased living units	22,948	22,948	n/a	—
Managed living units	6,678	6,678	n/a	—
Number of total living units(2)	29,626	29,626	n/a	—
Owned and leased communities:
Occupancy %	85.8%	85.8%	n/a	—
Average monthly rate(3)	$4,539	$4,439	$100	1.5%
Percent of senior living revenue from Medicaid	10.7%	10.8%	n/a	(10) bps
Percent of senior living revenue from Medicare	12.3%	12.5%	n/a	(20) bps
Percent of senior living revenue from private and other sources	77.0%	76.7%	n/a	30 bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that has been temporarily closed for a major renovation.
(3)	Average monthly rate is calculated as total operating revenues divided by occupied units during the period multiplied by 30 days.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Our senior living revenue increased by 2.4% for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to increased charges to private pay residents, partially offset by federal government sequestration Medicare rate cuts during the second quarter 2014 compared to the same period in 2013.

Our management fee revenue increased by 6.7% for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to an increase in the number of communities we managed from 39 to 44.

Our senior living wages and benefits increased by 2.7% for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to increased employee health insurance costs.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 8.4% due to increased charges from various service providers, increased charges related to outsourcing certain of our housekeeping services, increased costs relating to our professional liability insurance program,  and increased general maintenance expenses.  Our rent expense increased by 1.9% compared to the same period in 2013 primarily due to additional rent resulting from senior living community capital improvements purchased by SNH since April 1, 2013, pursuant to our leases with SNH.

General and administrative expenses increased by 10.1% for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to increased costs incurred in connection with the preparation of our restatement of our previously issued financial statements and the delayed completion of our 2013 financial reporting.

Our depreciation and amortization expense increased by 21.1% for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Our interest and other expense decreased by 6.9% for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to our redemption of $24.9 million principal amount of the Notes outstanding in July 2013, as well as lower costs incurred under our Credit Agreement, partially offset by increased costs under our Credit Facility for the second quarter 2014 compared to the same period in 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended June 30, 2014, we recognized a tax benefit from continuing operations of $0.4 million which includes certain adjustments in this quarter to our prior year federal net operating loss, our state net operating loss, certain state tax estimates and adjustments to deferred tax assets and liabilities.  During this period, we also recognized a tax benefit from discontinued operations of $0.5 million.  As of December 31, 2013, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $81.6 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $15.2 million.  For more information about our taxes, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Discontinued operations:

We recorded a loss from discontinued operations for the three months ended June 30, 2014 of $0.9 million, compared to a loss of $1.5 million for the three months ended June 30, 2013.  The losses in both periods were primarily due to losses incurred at assisted living communities, SNFs and our rehabilitation hospitals that we have sold or transferred or expect to sell or transfer.  The loss for the three months ended June 30, 2014 is after giving effect to a tax benefit of $0.5 million that we recognized in this period relating to our discontinued operations.

Key Statistical Data For the Six Months Ended June 30, 2014 and 2013:

The following tables present a summary of our operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(dollars in thousands, except average monthly rate)	2014	2013	Change	%/bps Change
Senior living revenue	$547,169	$538,139	$9,030	1.7%
Management fee revenue	4,858	4,583	275	6.0%
Reimbursed costs incurred on behalf of managed communities	109,183	104,577	4,606	4.4%
Total revenue	661,210	647,299	13,911	2.1%
Senior living wages and benefits	(266,962)	(263,283)	(3,679)	(1.4)%
Other senior living operating expenses	(143,151)	(130,339)	(12,812)	(9.8)%
Costs incurred on behalf of managed communities	(109,183)	(104,577)	(4,606)	(4.4)%
Rent expense	(98,277)	(96,292)	(1,985)	(2.1)%
General and administrative expenses	(36,322)	(30,515)	(5,807)	(19.0)%
Depreciation and amortization expense	(15,251)	(12,955)	(2,296)	(17.7)%
Interest, dividend and other income	409	408	1	0.2%
Interest and other expense	(2,479)	(2,811)	332	11.8%
Gain (loss) on sale of available for sale securities reclassified from other comprehensive income (loss)	326	(30)	356	1,186.7%
Benefit from (provision for) income taxes	2,795	(912)	3,707	406.5%
Equity in earnings of an investee	21	155	(134)	(86.5)%
(Loss) income from continuing operations	$(6,864)	$6,148	$(13,012)	(211.6)%

Total number of communities (end of period):
Owned and leased communities	212	211	1	0.5%
Managed communities	44	39	5	12.8%
Number of total communities(1)	256	250	6	2.4%

Total number of living units (end of period):
Owned and leased living units	23,063	22,948	115	0.5%
Managed living units	7,051	6,678	373	5.6%
Number of total living units(2)	30,114	29,626	488	1.6%

Owned and leased communities:
Occupancy %	85.9%	86.0%	n/a	(10) bps
Average monthly rate(3)	$4,535	$4,455	$80	1.8%
Percent of senior living revenue from Medicaid	10.8%	10.9%	n/a	(10) bps
Percent of senior living revenue from Medicare	12.3%	12.9%	n/a	(60) bps
Percent of senior living revenue from private and other sources	76.9%	76.2%	n/a	70 bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that has been temporarily closed for a major renovation.
(3)	Average monthly rate is calculated as total operating revenues divided by occupied units during the period multiplied by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned or leased and operated continuously since January 1, 2013):

	Six Months Ended June 30,
(dollars in thousands, except average monthly rate)	2014	2013	Change	%/bps Change
Senior living revenue	$546,411	$538,139	$8,272	1.5%
Management fee revenue	4,642	4,583	59	1.3%
Senior living wages and benefits	(266,671)	(263,283)	(3,388)	(1.3)%
Other senior living operating expenses	(142,971)	(130,339)	(12,632)	(9.7)%
Total number of communities (end of period):
Owned and leased communities	211	211	n/a	—
Managed communities	39	39	n/a	—
Number of total communities(1)	250	250	n/a	—
Total number of living units (end of period):
Owned and leased living units	22,948	22,948	n/a	—
Managed living units	6,678	6,678	n/a	—
Number of total living units(2)	29,626	29,626	n/a	—
Owned and leased communities:
Occupancy %	85.8%	86.0%	n/a	(20) bps
Average monthly rate(3)	$4,537	$4,455	$82	1.8%
Percent of senior living revenue from Medicaid	10.8%	10.9%	n/a	(10) bps
Percent of senior living revenue from Medicare	12.3%	12.9%	n/a	(60) bps
Percent of senior living revenue from private and other sources	76.9%	76.2%	n/a	70 bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that has been temporarily closed for a major renovation.
(3)	Average monthly rate is calculated as total operating revenues divided by occupied units during the period multiplied by 30 days.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Our senior living revenue increased by 1.7% for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to increased charges to private pay residents, partially offset by federal government sequestration Medicare rate cuts and a slight decrease in occupancy.

Our management fee revenue increased by 6.0% for the six months ended June 30, 2014 compared to the same period in 2013 due to an increase in the number of communities we managed from 39 to 44.

Our senior living wages and benefits increased by 1.4% for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to increased employee health insurance costs.  Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 9.8% due to increased charges from various service providers, increased costs for utilities and snow removal as a result of the unusually cold weather conditions,  increased charges related to outsourcing certain of our housekeeping services and increased costs relating to our professional liability insurance program.  Our rent expense increased by 2.1% compared to the same period in 2013 primarily due to additional rent resulting from senior living community capital improvements we sold to SNH since January 1, 2013, pursuant to our leases with SNH.

General and administrative expenses increased by 19.0% for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to increased costs incurred in connection with the preparation of our restatement of our previously issued financial statements and the delayed completion of our 2013 financial reporting.

Our depreciation and amortization expense increased by 17.7% for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Our interest and other expense decreased by 11.8% for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to our redemption of $24.9 million principal amount of the Notes outstanding in July 2013, the prepayment by the buyer of two of our SNFs we sold in April 2013 of our then outstanding mortgage debt that encumbered these SNFs, and lower costs incurred under our Credit Agreement, partially offset by increased costs under our Credit Facility for the six months ended June 30, 2014 compared to the same period in 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the six months ended June 30, 2014, we recognized a tax benefit from continuing operations of $2.8 million which includes certain adjustments in the current quarter to our prior year federal net operating loss, our state net operating loss, certain state tax estimates and adjustments to deferred tax assets and liabilities.  During this period, we also recognized a tax benefit from discontinued operations of $1.0 million.  As of December 31, 2013, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $81.6 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $15.2 million.  For more information about our taxes, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Discontinued operations:

We recorded a loss from discontinued operations for the six months ended June 30, 2014 of $1.8 million, compared to a loss of $2.3 million for the six months ended June 30, 2013.  The losses in both periods were primarily due to losses incurred at assisted living communities, SNFs and our rehabilitation hospitals that we have sold or transferred or expect to sell or transfer.  The loss for the six months ended June 30, 2014 is after giving effect to a tax benefit of $1.0  million that we recognized in this period relating to our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had $35.1 million of unrestricted cash and cash equivalents and $25.0 million and $129.4 million available to borrow under our Credit Agreement and our Credit Facility, respectively. We expect to use the cash flow from our operations, our cash balances, borrowings under our Credit Agreement and our Credit Facility and proceeds from our sales to SNH of qualified capital improvements we may make to properties that we lease from SNH for increased rent pursuant to our leases with SNH to fund our operations, debt repayments, investments in and maintenance of our properties, future property acquisitions and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. We believe such amounts will be sufficient to fund our business activities for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies decline from historic levels, the non-government rates we receive for our services decline or government rates are reduced and we are unable to generate positive cash flow for an extended period, we expect that we would explore alternatives to fund our operations.  Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our owned communities that are not subject to existing mortgages and issuing new debt or equity securities.

Assets and Liabilities

At June 30, 2014, we had cash and cash equivalents of $35.1 million compared to $23.6 million at December 31, 2013.    Our total current assets at June 30, 2014 were $146.4 million, compared to $150.9 million at December 31, 2013.  The decrease in our total current assets primarily relates to a decrease in our current assets at our discontinued operations due to the sale of our rehabilitation hospitals in December 2013 as well as timing differences for amounts due from related persons.  Our total current and long term liabilities were $208.8 million and $94.1 million, respectively, at June 30, 2014 compared to $198.5 million and $81.3 million, respectively, at December 31, 2013. The increase in our total current liabilities was primarily due to timing of certain accounts payable and accrued expenses, partially offset by repayments we made under our Credit Facility.  The increase in our total long term liabilities was primarily due to the assumption of mortgage debt in connection with our acquisition of a senior living community in the second quarter of 2014.

We had cash flows from operating activities of $35.0 million for the six months ended June 30, 2014 compared to $12.1 million for the same period in 2013.  Acquisitions of property, plant and equipment on a net basis after considering the proceeds from sales of such assets to SNH, were $11.5 million and $10.4 million for the six months ended June 30, 2014 and 2013, respectively.

Our Leases and Management Agreements with SNH

As of June 30, 2014, we leased 184 senior living communities (including seven that we have classified as discontinued operations) from SNH under four leases.  Our total annual rent payable to SNH as of June 30, 2014 was $190.9 million, excluding percentage rent based on increases in gross revenues at certain properties.  Our total rent expense under all of our leases with SNH was $48.8 million and $50.9 million for the three months ended June 30, 2014 and 2013,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

respectively, and $97.6 million and $101.5 million for the six months ended June 30, 2014 and 2013, respectively, which included approximately $1.4 million and $1.5 million in percentage rent paid to SNH for the three months ended June 30, 2014 and 2013, respectively, and $2.8 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively.

Upon our request, SNH may purchase certain capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.  During the six months ended June 30, 2014, SNH purchased from us $17.4 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent being increased by approximately $1.4 million.

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

During the past several years, weak economic conditions throughout the country have negatively affected many entities both in and outside of our industry. These conditions have resulted in, among other things, a decrease in our communities’ occupancy, and it is unclear when these conditions, especially in the housing market, may materially improve. Although many of the services that we provide are needs-driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of current economic circumstances.  In recent years, economic indicators reflect an improving housing market; however, even with those improvements, housing sales activity remains below pre-recession levels and it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services.

At some of our senior living communities (principally our SNFs), Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I, Item 1 of our Annual Report under the caption “Government Regulation and Reimbursement”.  We derived approximately 23.1% and 23.8% of our total revenues from these programs during the six months ended June 30, 2014 and 2013, respectively.

Our net Medicare revenues from services to senior living community residents totaled $66.4 million and $68.7 million during the six months ended June 30, 2014 and 2013, respectively.  Our net Medicaid revenues from services to senior living community residents totaled $58.3 million and $57.4 million during the six months ended June 30, 2014 and 2013, respectively.  Our Medicare net revenue is impacted by periodic adjustments to the Prospective Payment System, or PPS,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

by the Centers for Medicare & Medicaid Services, or CMS. PPS is a method of rate setting which CMS uses to make Medicare payments for services based on a predetermined, fixed payment amount based on the classification system of service deemed to be appropriate for patients, in contrast to a traditional fee-for-service model.  CMS updates PPS rates by facility type annually.  In federal fiscal year 2012, CMS reduced aggregate Medicare PPS rates for SNFs by approximately 11.1%.  Since then, CMS has increased these rates from that reduced level by 1.8% in federal fiscal year 2013 and by 1.3% for federal fiscal year 2014, effective October 1, 2013.  On July 31, 2014, CMS released its final rule for the Medicare PPS for SNFs for federal fiscal year 2015, which went into effect on October 1, 2014.  As part of this rule, CMS will apply a net increase of 2% to Medicare payment rates for SNFs, which will result in an aggregate increase of approximately $750 million in payments to SNFs from federal fiscal year 2014.  Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012 discussed above, however, Medicare payment rates will be lower for federal fiscal year 2015 than they were in federal fiscal year 2012.

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

On October 6, 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data.  Specifically, the Secretary of HHS will require SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format by October 1, 2016 and begin reporting certain patient assessment data in such a format by October 1, 2018.  Beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2% reduction in their Medicare payment rates for that fiscal year.  Beginning October 1, 2018, the Secretary of HHS will make this data publicly available pursuant to certain procedures to be established.  The IMPACT Act also requires the Secretary of HHS and the Medicare Payment Advisory Commission to submit reports to Congress recommending a future Medicare prospective payment system for post-acute care providers and analyzing both its effects on the reported metrics and financial effect on post-acute care providers.

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

Debt Financings and Covenants

As of June 30, 2014, we had no outstanding borrowings under our Credit Agreement and $20.0 million outstanding under our Credit Facility.  As of June 30, 2014, we had $52.5 million aggregate principal amount of mortgage notes outstanding.  As of June 30, 2014, we believe we were in compliance with all applicable covenants under our debt agreements.  As of December 12, 2014, we had no amounts outstanding and $25.0 million outstanding under our Credit Agreement and Credit Facility, respectively. Our Credit Facility matures in April 2015 and our Credit Agreement matures in March 2016.  There can be no assurance that we will be successful in renewing, refinancing or replacing either facility and any such renewal, refinancing or replacement may be on terms less favorable to us than the current terms.  Our Credit Agreement and Credit Facility require that we deliver quarterly and annual financial statements within the time periods specified within those agreements. The lenders under each of our Credit Agreement and Credit Facility have waived until December 31, 2014 any default resulting from our not timely delivering our financial statements for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014 as required under those agreements. Our condensed consolidated financial statements for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014, are being delivered to our lenders contemporaneously with the filing of this Quarterly Report on Form 10-Q and the filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, and September 30, 2014, which are being filed substantially concurrently with this Quarterly Report. For more information regarding our debt financings and covenants, including terms governing those financings and their maturities, please see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Off Balance Sheet Arrangements

We have pledged certain of our assets, including our accounts receivable with a carrying value, as of June 30, 2014, of $14.2 million, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of June 30, 2014, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  During that review and evaluation and subsequent thereto, our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, identified material weaknesses, described below, in our internal control over financial reporting as of December 31, 2013. As a result, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2014 because of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

Except as noted above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting”, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT AT JUNE 30, 2014 WE HAD $35.1 MILLION OF CASH AND CASH EQUIVALENTS AND $20.0 MILLION OF BORROWINGS OUTSTANDING UNDER OUR CREDIT FACILITIES, LEAVING $154.4 MILLION OF AVAILABILITY, AND THAT WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH; ALL OF WHICH MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY.  HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

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

3.3

Composite Copy of Amended and Restated Bylaws, adopted February 14, 2012, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

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
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

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