Form 10-K
period 2014-12-31
FIVE STAR QUALITY CARE INC
filed 2015-03-16
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001‑16817

FIVE STAR QUALITY CARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	04‑3516029 (IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

(Address of Principal Executive Offices) (Zip Code)

(Registrant’s Telephone Number, Including Area Code): 617‑796‑8387

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting shares of common stock, $.01 par value, or common shares, of the registrant held by non‑affiliates was $215.6 million based on the $5.01 closing price per common share on the New York Stock Exchange on June 30, 2014. For purposes of this calculation, an aggregate of 1,345,361.1 common shares held directly by, or by affiliates of, the directors and the officers of the registrant, plus 4,235,000 common shares held by Senior Housing Properties Trust, have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of March 13, 2015:  48,997,315.

References in this Annual Report on Form 10‑K to “we,” “us” or “our” mean Five Star Quality Care, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the close of the fiscal year ended December 31, 2014.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10‑K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”,  “EXPECT”,  “ANTICIPATE”,  “INTEND”,  “PLAN”,  “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

•

THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, AS AMENDED BY THE HEALTHCARE AND EDUCATION RECONCILIATION ACT, OR COLLECTIVELY, THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

i

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

•

WE MAY ENTER INTO ADDITIONAL OR CHANGED MANAGEMENT ARRANGEMENTS OR POOLING AGREEMENTS WITH SNH SIMILAR TO THOSE CURRENTLY IN EFFECT FOR US TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES SNH MAY ACQUIRE IN THE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE THAT SNH WILL ACQUIRE ADDITIONAL COMMUNITIES OR THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL MANAGEMENT ARRANGEMENTS OR POOLING AGREEMENTS,

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
•

AT DECEMBER 31, 2014, WE HAD $21.0 MILLION OF CASH AND CASH EQUIVALENTS, $35.0 MILLION OF BORROWINGS OUTSTANDING UNDER OUR CREDIT FACILITIES AND $139.4 MILLION OF REMAINING AVAILABILITY UNDER THESE CREDIT FACILITIES, AND WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE FACTS MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•

SPECIAL COMMITTEES OF EACH OF OUR BOARD OF DIRECTORS AND SNH’S BOARD OF TRUSTEES COMPOSED SOLELY OF OUR INDEPENDENT DIRECTORS AND SNH’S INDEPENDENT TRUSTEES WHO ARE NOT ALSO DIRECTORS OR TRUSTEES OF THE OTHER PARTY AND WHO WERE REPRESENTED BY SEPARATE COUNSEL REVIEWED AND APPROVED THE TERMS OF THE INITIAL MANAGEMENT AGREEMENTS AND POOLING AGREEMENTS BETWEEN US AND SNH AND THE TERMS OF THE SUBSEQUENT MANAGEMENT AGREEMENTS, POOLING AGREEMENTS AND AMENDMENTS WERE APPROVED BY OUR INDEPENDENT DIRECTORS AND BOARD OF DIRECTORS AND BY THE INDEPENDENT TRUSTEES OF SNH. AN IMPLICATION OF THIS STATEMENT MAY BE THAT THE TERMS OF THE AGREEMENTS ARE AS FAVORABLE TO US AS TERMS WE COULD OBTAIN FROM UNRELATED THIRD PARTIES. HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE AGREEMENTS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, SNH AND RMR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING EVEN MERITLESS CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT,

•

DURING THE PAST SEVERAL YEARS, WEAK ECONOMIC CONDITIONS THROUGHOUT THE COUNTRY HAVE NEGATIVELY AFFECTED MANY ENTITIES BOTH IN AND OUTSIDE OF OUR INDUSTRY, AND THESE CONDITIONS HAVE RESULTED IN, AMONG OTHER THINGS, A DECREASE IN OUR COMMUNITIES’ OCCUPANCY; HOWEVER, IN RECENT YEARS ECONOMIC INDICATORS REFLECT AN IMPROVING HOUSING MARKET AND MANY OF THE SERVICES WE PROVIDE ARE NEEDS-DRIVEN. THESE FACTORS MAY IMPLY THAT ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE MAY BE PENT UP DEMAND FOR SERVICES THAT WE PROVIDE AND THAT OUR REVENUES AND PROFITABILITY WILL IMPROVE AS A RESULT.  HOWEVER, THERE CAN BE NO ASSURANCE THAT ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE EXISTS ANY PENT UP DEMAND FOR SERVICES WE PROVIDE OR THAT, EVEN IF THERE IS SUCH DEMAND, WE WOULD BE SUCCESSFUL IN ATTRACTING SUCH DEMAND, OR THAT OUR REVENUES AND PROFITS WILL IMPROVE,

•

RESIDENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENTS AND OTHER PAYERS,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•

THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF THE ACCOUNTS RECEIVABLE SECURING OUR $25.0 MILLION CREDIT AGREEMENT AND THE VALUE OF THE PROPERTIES SECURING OUR $150.0 MILLION CREDIT FACILITY. ACCORDINGLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES AT ANY TIME MAY BE LESS THAN $25.0 MILLION AND $150.0 MILLION, RESPECTIVELY. ADDITIONALLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

•	ACTUAL COSTS UNDER OUR CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT FACILITIES,
•

WE HAVE VOLUNTARILY DISCLOSED CERTAIN MEDICARE BILLING DEFICIENCIES RELATED TO MEDICAL RECORDS AND OTHER MATTERS AT ONE OF OUR SKILLED NURSING FACILITIES, OR SNFs, TO THE UNITED STATES DEPARTMENT OF HEALTH AND HUMAN SERVICES OFFICE OF THE INSPECTOR GENERAL, OR THE OIG, AND WE HAVE INFORMED THE OIG THAT WE EXPECT OUR INVESTIGATION AND ASSESSMENT OF THESE MATTERS TO BE COMPLETED BY MAY 13, 2015; HOWEVER, THERE CAN BE NO ASSURANCE THAT OUR INVESTIGATION AND ASSESSMENT OF THESE MATTERS WILL BE COMPLETED BY THAT DATE. FURTHER, ALTHOUGH WE HAVE ACCRUED A REVENUE RESERVE OF $4.3 MILLION FOR MEDICARE REPAYMENTS AND WE HAVE ACCRUED OR EXPENSED $3.6 MILLION FOR OTHER RELATED COSTS RESULTING FROM THE IDENTIFIED DEFICIENCIES, THERE CAN BE NO ASSURANCE THAT OUR RESERVES WILL BE ADEQUATE TO COVER THE PAYMENT OBLIGATIONS WE ARE ULTIMATELY DETERMINED TO OWE FOR THIS MATTER. ALSO, DURING OUR ONGOING INVESTIGATION AND ASSESSMENT OF THESE MATTERS WE MAY LEARN OF ADDITIONAL COMPLIANCE DEFICIENCIES THAT COULD RESULT IN ADDITIONAL PAYMENT OBLIGATIONS THAT WE OWE,

•

WE AND SNH HAVE DECIDED TO OFFER FOR SALE CERTAIN SENIOR LIVING COMMUNITIES THAT WE LEASE FROM SNH, WHICH HAVE NOT YET BEEN SOLD, AND WE HAVE DECIDED TO OFFER FOR SALE ONE COMMUNITY WHICH WE OWN. WE AND SNH MAY BE UNABLE TO SELL ANY OF THOSE COMMUNITIES WE LEASE FROM SNH, AND WE MAY BE UNABLE TO SELL THE ONE COMMUNITY WE OWN, ON ACCEPTABLE TERMS. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT THESE COMMUNITIES WILL BE SOLD OR WHAT THE TERMS OR TIMING OF ANY SALE WOULD BE,

•

CONTINGENCIES IN OUR AND SNH’S APPLICABLE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR AND SNH’S APPLICABLE PENDING SALES OR ACQUISITIONS AND ANY RELATED MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE, AND

•

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

THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10‑K OR IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

v

FIVE STAR QUALITY CARE, INC.

2014 ANNUAL REPORT ON FORM 10‑K

PART I

Item 1.  Business

GENERAL

We operate senior living communities, including independent living communities, assisted living communities and SNFs. As of December 31, 2014, we operated 258 senior living communities located in 31 states with 30,379 living units, including 227 primarily independent and assisted living communities with 27,557 living units and 31 SNFs with 2,822 living units. As of December 31, 2014, we owned and operated 31 communities (3,061 living units), we leased and operated 181 communities (20,040 living units) and we managed 46 communities (7,278 living units). Our 258 senior living communities included 10,585 independent living apartments, 14,584 assisted living suites and 5,210 skilled nursing units. The foregoing numbers exclude, as of December 31, 2014:  (i) one assisted living community with 32 living units that we own which was being offered for sale and is classified as a discontinued operation; and (ii) three SNFs and one assisted living community with a total of 265 living units that are leased by us from SNH that were being offered for sale and are classified as discontinued operations.

As of December 31, 2014, we leased from SNH 181 senior living communities (including three SNFs and one assisted living community we have classified as discontinued operations) pursuant to four long term leases. For more information about our leases with SNH see “Our SNH Leases and Management Agreements” in Item 2 of this Annual Report on Form 10‑K.

Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796‑8387.

TYPES OF PROPERTIES

Our present business plan contemplates the ownership, leasing and management of independent living communities, assisted living communities and SNFs. Some of our properties combine more than one type of service in a single building or campus.

Independent Living Communities.  Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly maid service or services of a social director. Additional services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the community are dedicated to assisted living or nursing services. As of December 31, 2014, our continuing operations included 10,585 independent living apartments in 91 communities.

Assisted Living Communities.  Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community as requested or at regularly scheduled times. As of December 31, 2014, our continuing operations included 14,584 assisted living suites in 203 communities.

Skilled Nursing Facilities.  SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF generally includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2014, our continuing operations included 5,210 skilled nursing units in 72 communities.

OUR RECENT HISTORY

Senior Living

We have grown our business through acquisitions, through initiation of long term leases of independent and assisted living communities where residents’ private resources account for a large majority of revenues and, beginning in 2011, through entering into long term contracts to manage independent and assisted living communities.

In 2014:

•

We acquired a senior living community with 116 living units located in Alabama for approximately $19.9 million, including the assumption of approximately $13.9 million of mortgage debt and the assumption of approximately $0.1 million of net working capital liabilities, but excluding closing costs.

•

We began managing two communities with an aggregate of 228 living units located in Wisconsin pursuant to long term contracts with SNH, increasing the total number of our managed communities to 46 as of December 31, 2014.

Discontinued Operations

Under our leases with SNH, we may request that SNH sell certain noneconomic properties we lease from SNH, which, if sold, would reduce our rent payable to SNH, as determined pursuant to the applicable lease. For more information about our leases with SNH, see “Our SNH Leases and Management Agreements” in Item 2 of this Annual Report on Form 10‑K.

We and SNH previously agreed that SNH would offer for sale 11 senior living communities we lease from SNH, which we have classified as discontinued operations. In August 2013, we and SNH sold one of these communities, a SNF with 112 living units located in Missouri, for a sale price of $2.6 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.3 million in accordance with the terms of the applicable lease.

In 2014:

•

We and SNH sold an assisted living community with 48 living units located in Texas for a sale price of $2.4 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.2 million in accordance with the terms of the applicable lease.

•

We and SNH sold two SNFs with an aggregate of 139 living units located in Wisconsin for a sale price of $4.5 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.5 million in accordance with the terms of the applicable lease.

•

We and SNH sold an assisted living community with 55 living units located in Virginia for a sale price of $2.9 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.3 million in accordance with the terms of the applicable lease.

•

We and SNH sold an assisted living community and a SNF with an aggregate of 160 living units located in Arizona for a sale price of $5.9 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.6 million in accordance with the terms of the applicable lease.

In 2015:

•

We and SNH sold an assisted living community with 103 living units located in Pennsylvania for a sale price of $0.3 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $22,500 in accordance with the terms of the applicable lease.

We can provide no assurance that we and SNH will be able to sell the remaining three senior living communities we lease from SNH that are being offered for sale, or what the terms or timing of any sales may be.

OUR GROWTH STRATEGY

We believe that the aging of the U.S. population will increase demand for senior living communities. Our principal growth strategy is to profit from this anticipated demand by operating communities that provide high quality services to residents who pay with private resources.

We seek to improve the profitability of our existing operations by increasing our revenues and improving our operating margins. We attempt to increase revenues by increasing rates and occupancies. We attempt to improve margins by limiting increases in expenses and otherwise improving operating efficiencies. For example, during the recent economic recession experienced in the United States, the senior living industry generally experienced declining occupancies as a result of this slowdown in the U.S. economy. During this same period, we improved our operating margins and profitability by increasing rates and limiting increases in our expenses. As the U.S. economy and the housing market gradually improve, we expect that our occupancies may increase and our profitability may grow; however, the condition of the U.S. economy and the housing market are beyond our control and may not improve and could decline. Further, the reductions in government payments for our services, such as the reductions we experienced during 2013 and 2014 as a result of the sequestration rate cuts, negatively impacted our results of operations and may continue to do so. For more information about government payments for our services, see “Government Regulation and Reimbursement.”

We currently intend to continue to grow our business by adding to our operations primarily independent and assisted living communities where residents’ private resources account for a large majority of revenues. We expect some of these increases may be achieved by our entering leases or management agreements and some may be achieved by our purchasing communities. Since we became a public company in 2001, we have acquired or have begun to lease 181 primarily independent and assisted living communities that are included in our continuing operations as of December 31, 2014, which realized approximately 87% of their revenues from residents’ private resources, rather than from Medicare and Medicaid in the year ended December 31, 2014. Historically, we have principally expanded our operations by entering operating leases. Since 2011, we have started to expand our operations by acquiring senior living communities for our own account and entering agreements to manage senior living communities which are owned by SNH. In the future, we expect to continue to grow our business by adding communities that we either own, lease or manage.

OPERATING STRUCTURE

We have four operating divisions. Three of our divisions are each responsible for multiple geographic regions with respect to our senior living communities that consist of independent, assisted living and skilled nursing units. One of our divisions is responsible for our rehabilitation and wellness inpatient and outpatient clinics which are associated with our senior living communities. Each division is headed by a divisional vice president with extensive experience in the senior living industry. We have several regional offices within our divisions. Each regional office is responsible for multiple communities and is headed by a regional director of operations with extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist. Regional staff are responsible for all of our senior living community operations within a geographic region, including:

•	resident services;
•	Medicare and Medicaid billing;
•	marketing and sales;
•	hiring of community personnel;
•	compliance with applicable legal and regulatory requirements; and

•	supporting our development and acquisition plans within their region.

Our corporate office staff, located in Massachusetts, provides services such as:

•	the establishment of company wide policies and procedures relating to resident care;
•	human resources policies and procedures;
•	information technology;
•	private pay billing for our independent living apartments and assisted living communities;
•	maintenance of licensing and certification;
•	legal and compliance;
•	central purchasing;
•	budgeting and supervision of maintenance and capital expenditures;
•	implementation of our growth strategy; and
•	accounting, auditing and finance functions, including operations, budgeting, certain accounts receivable and collections functions, accounts payable, payroll, tax and financial reporting.

As described elsewhere in this Annual Report on Form 10‑K, we have a business management and shared services agreement, or the business management agreement, with RMR, pursuant to which RMR provides to us certain business management, administrative and information system services, including internal audit, capital markets, legal and investor relations, among other matters.

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

EMPLOYEES

As of March 13, 2015, we had approximately 25,000 employees, including approximately 15,500 full time equivalents. We believe our relations with our employees are good.

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

The healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is affected by the budgetary policies of both the federal and state governments. Reimbursements under the Medicare and Medicaid programs for skilled nursing, physical therapy and rehabilitation services provided operating revenues at our outpatient clinics and some of our senior living communities (principally our SNFs). We derived approximately 23%, 23% and 24% of our consolidated revenues from continuing operations from Medicare and Medicaid programs for each of the years ended December 31, 2014, 2013 and 2012, respectively.

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

As a result of the large number of states using Medicaid funds to purchase services at assisted living communities and the growth of assisted living in recent years, states have adopted licensing standards applicable to assisted living communities. According to the National Center for Assisted Living, all states regulate assisted living and residential care communities, although states do not use a uniform approach. Most state licensing standards apply to assisted living communities regardless of whether they accept Medicaid funding. Also, a few states require certificates of need from state health planning authorities before new assisted living communities may be developed. Based on our analysis of recent economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid or other public payments for a majority of their revenues may decline in value because Medicaid and other public rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt certificate of need, or CON, requirements or other limitations on the development of new assisted living communities may increase in value because those limitations may help ensure higher non‑governmental rates.

HHS, the Senate Special Committee on Aging, and the Government Accountability Office, or the GAO, have studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to SNFs. Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living facilities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the Deficit Reduction Act of 2005, or the DRA, the ACA (as defined and described below) and other authorities, through the use of several programs. One such program, the Community First Choice Option, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. California implemented the CFC Option in fiscal year 2012 followed by Oregon in 2013, and Maryland and Montana in 2014; at least six other states have reported that they are considering implementing it in 2015. We are unable to predict the effect of the implementation of the CFC Option and other similar programs, but their impact may be adverse and material to our operations and our future financial results of operations.

Skilled Nursing Facilities—Reimbursement.  A majority of all nursing home revenues in the United States comes from publicly funded programs. According to CMS, Medicaid is the largest source of public funding for nursing homes, followed by Medicare. In 2013, approximately 30% of nursing care facility and continuing care retirement community revenues came from Medicaid and 22% from Medicare. SNFs are highly regulated businesses. The federal and state governments regularly monitor the quality of care provided at SNFs. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. Under the Medicare prospective payment system, or the PPS, for SNFs, capital costs are part of the prospective rate and are not community specific. The PPS and other recent legislative and regulatory actions with respect to state Medicaid rates limit the reimbursement levels for some nursing home services. At the same time, federal and state enforcement has increased oversight of SNFs, making licensing and certification of these communities more rigorous.

CMS implemented the PPS for SNFs pursuant to the Balanced Budget Act of 1997, or the BBA. Under the PPS, SNFs receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. The PPS requires SNFs to assign each resident to a care group depending on that resident’s medical characteristics and service needs. These care groups are known as Resource Utilization Groups, or RUGs, and CMS establishes a per diem payment rate for each RUG. CMS currently uses the RUG‑IV case mix classification system and a resident assessment instrument called the Minimum Data Set 3.0, which SNFs must use to collect clinical data to assign residents to RUG‑IV reimbursement categories. Medicare PPS payments cover substantially all services provided to Medicare residents in SNFs, including ancillary services such as rehabilitation therapies.

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

For federal fiscal year 2013, CMS adopted a final rule updating Medicare PPS rates for SNFs which resulted in an increase in aggregate Medicare payment rates of approximately 1.8%. CMS estimated this update resulted in an overall increase of $670 million in Medicare payments to SNFs in federal fiscal year 2013 as compared to federal fiscal year 2012. On October 1, 2013, CMS adopted a final rule updating Medicare payments to SNFs for federal fiscal year 2014, which CMS estimated would increase payments to SNFs by an aggregate of 1.3%, or approximately $470 million, compared to federal fiscal year 2013. On July 31, 2014, CMS released a final rule updating Medicare payments to SNFs for federal fiscal year 2015, which CMS estimates will increase payments to SNFs by an aggregate of 2.0%, or approximately $750 million, compared to federal fiscal year 2014.  Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012 discussed above, however, Medicare payment rates will be lower for federal fiscal year 2015 than they were in federal fiscal year 2011.

The Middle Class Tax Relief and Job Creation Act of 2012, enacted in February 2012, incrementally reduces the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt is related to dual‑eligible beneficiaries, this rule has a substantial negative effect on SNFs. The Middle Class Tax Relief and Job Creation Act of 2012 also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013 and going forward.

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by up to 2% through 2023. In February 2014, Congress approved an additional one year extension of Medicare sequestration, through 2024. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. The automatic 2% payment cuts took effect on April 1, 2013, and had an adverse effect on our operations and financial results during 2014. We are unable to predict the future financial impact on us of those automatic payment cuts; however, they may continue to have similar or worse impacts in the future.

The federal government is seeking to slow the growth of Medicare and Medicaid payments for nursing home services by several methods. In 2006, the government implemented limits on Medicare payments for outpatient therapies and then, pursuant to the DRA, created an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 31, 2015, further postponing the implementation of firm limits on Medicare payments for outpatient therapies. PAMA also extended the 0.5% increase to the Medicare Physician Fee Schedule, or MPFS, rates through December 31, 2014 and provided no increase in the MPFS rates, to which our Medicare outpatient therapy rates are tied, in the period between January 1, 2015 and March 31, 2015. Unless further delayed, the MPFS rates are scheduled to be reduced by 21.2% effective April 1, 2015. Additionally, PAMA established a SNF value‑based purchasing program. Under this program, HHS will assess SNFs based on hospital readmissions measures and make these assessments available to the public no later than October 1, 2017. Beginning in federal fiscal year 2019, SNFs will face a 2% withholding of SNF payments and will receive incentive payments based on either their performance or improvement in certain hospital readmission measures. The collective amount of incentive payments to all SNFs are anticipated to be between 50% and 70% of the total payment amounts withheld. In addition, the DRA increased the “look‑back” period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and placing added burdens on SNFs to collect charges directly from residents and their transferees.

The DRA also established the five year Money Follows the Person demonstration project in 2007 to award competitive grants to 30 states to provide home and community based long term care services to qualified individuals relocated from SNFs, and to increase federal medical assistance for each qualifying beneficiary for a limited time period.

The ACA expanded eligibility for this program and extended this program for an additional five years through 2016. According to the Henry J. Kaiser Family Foundation, as of November 2014, 44 states and the District of Columbia had operational Money Follows the Person programs, one state had an inactive program and one state had withdrawn its program. The DRA also established the Post Acute Care Payment Reform demonstration project under which CMS compared and assessed patient care needs, costs and outcomes of services at different post acute care sites over three years. In January 2012 CMS issued a report to Congress regarding the project stating that CMS successfully used a new uniform patient assessment tool to measure patient acuity in acute care hospitals and post acute settings, providing the basis for the potential development of new standardized information reporting requirements and more uniform post acute case mix payment systems. States are also permitted to include home and community based services as optional services under their Medicaid state plans or through Medicaid waiver programs, and states opting to do so may establish more stringent needs based criteria for nursing home services than for home and community based services. The ACA expands the services that states may provide and limits their ability to set caps on enrollment, waiting lists or geographic limitations on home and community based services.

On October 6, 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data. Specifically, the Secretary of HHS will require SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format by October 1, 2016 and begin reporting certain patient assessment data in such a format by October 1, 2018. Beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2% reduction in their Medicare payment rates for that fiscal year. Beginning October 1, 2018, the Secretary of HHS will make this data publicly available pursuant to certain procedures to be established. The IMPACT Act also requires the Secretary of HHS and the Medicare Payment Advisory Commission to submit reports to Congress recommending a future Medicare PPS for post-acute care providers and analyzing both its effects on the reported metrics and financial effect on post-acute care providers. We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates, and the federal payments to states for Medicaid programs.

Skilled Nursing Facilities—Survey and Enforcement. Pursuant to the Omnibus Reconciliation Act of 1987, Congress enacted major reforms to federal and state regulatory systems for SNFs that participate in the Medicare and Medicaid programs. Since then, the GAO has reported that, although much progress has been made, substantial problems remain in the effectiveness of federal and state regulatory activities. The HHS Office of Inspector General, or OIG, has issued several reports concerning quality of care in SNFs, and the GAO has issued several reports recommending that CMS and states strengthen their compliance and enforcement practices, including federal oversight of state actions and to ensure that SNFs provide adequate care and states act more consistently.

The Senate Special Committee on Aging and other congressional committees have also held hearings on these issues. As a result, CMS has undertaken several initiatives to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities. CMS has been taking steps to identify and focus enforcement efforts on SNFs and chains of SNF operators with findings of substandard care or repeat violations of Medicare and Medicaid standards. CMS has increased its oversight of state survey agencies and has improved the process by which data is captured from these surveys. As an added measure of improving patient care, the ACA provides for the funding of a state background check system for job applicants to long term care providers who will have direct access to patients. CMS has begun the administration of this program, to which approximately half of the states have already applied.

In addition, CMS adopted regulations expanding federal and state authority to impose civil monetary penalties in instances of noncompliance. When CMS or state agencies identify deficiencies under state licensing and Medicare and Medicaid standards, they may impose sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight, temporary management or receivership and loss of Medicare and Medicaid participation or licensure on nursing home operators. Our communities may incur sanctions and penalties from time to time. If we are unable to cure deficiencies that have been identified or that are identified in the future, or if appeals of proposed sanctions or penalties are not successful, decertification or additional sanctions or penalties may be imposed. These consequences may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

Inpatient Rehabilitation Facility Regulation and Rate Setting.  We transferred our operations at our inpatient rehabilitation facilities, or IRFs, and affiliated clinics in the fourth quarter of 2013 to third parties in connection with SNH’s sale of those IRFs. Our IRFs were subject to federal, state and local regulation that affected their business activities and determined the rates they received for services. CMS certified these facilities to participate in the Medicare program, and these facilities received a significant portion of their revenues from that program.

CMS establishes standards that facilities must meet in order to be classified as IRFs under the Medicare program. One such standard is known as the “60% Rule.” As amended by the Medicare, Medicaid and the SCHIP Extension Act of 2007, the 60% Rule provides that, to be considered an IRF and receive reimbursement under the IRF PPS, at least 60% of a facility’s total inpatient population must receive the facility’s services for treatment of at least one of 13 designated medical conditions. To comply with the 60% Rule and maintain revenue levels, many IRFs have reduced the number of non‑qualifying patients treated and replaced them with qualifying patients, established other sources of revenues or both. We believe that we operated our IRFs in compliance with the 60% Rule during the period in which we operated them; however, we can provide no assurance that CMS will not make a determination that we were non‑compliant during this period.

Medicare reimburses IRFs under a PPS implemented in 2002 pursuant to the BBA. Under the IRF PPS, reimbursement is paid at a predetermined per‑discharge rate. CMS updates IRF Medicare payment rates each year. Medicare revenues realized at our IRFs in the years ended December 31, 2012 and 2013 were approximately $71.1 million and $71.3 million, respectively. IRF Medicare payments may be subject to subsequent upwards or downwards adjustments as part of the cost report settlement process. As previously noted, in the fourth quarter of 2013, we transferred our operations at our IRFs and affiliated clinics to third parties in connection with SNH’s sale of those IRFs.

Certificates of Need.  As a mechanism to prevent overbuilding and subsequent healthcare price inflation, most states limit the number of SNFs and hospitals by requiring developers to obtain certificates of need before new facilities may be built or additional beds may be added to existing facilities. A few states also limit the number of assisted living facilities by requiring certificates of need. In addition, some states (such as California and Texas) that have eliminated CON laws have retained other means of limiting new development, including moratoria, licensing laws or limitations upon participation in the state Medicaid program. These governmental requirements limit expansion, which we believe may make existing SNFs more valuable by limiting competition.

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

Beginning in federal fiscal year 2012, the ACA reduced the SNF PPS annual adjustment for inflation by a productivity adjustment based on national economic productivity statistics. We are unable to predict the impact of this reduction on Medicare rates for SNFs, but its impact may be adverse and material to our operations and our future financial results of operations.

The ACA establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect they may be adverse and material to our financial results. The ACA also provides for the National Pilot Program on Payment Bundling to develop and evaluate making bundled payments for services provided during an episode of care, to include hospital and physician services and post‑acute care such as SNF and IRF services. The pilot program can be expanded in January 2016 if it meets its goals. The ACA also includes the development of Medicare value‑based purchasing plans to include quality measures as a basis for bonuses and several initiatives to encourage states to develop and expand home and community based services under Medicaid.

The ACA includes various other provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. The ACA has resulted in several changes to existing healthcare fraud and abuse laws, established additional enforcement tools and funding to the government, and provided for increased cooperation between agencies by establishing mechanisms for sharing information relating to noncompliance. Furthermore, the ACA has resulted in enhanced criminal and administrative penalties for noncompliance. For example, the ACA amended the Anti‑Kickback Statute to provide that a claim that includes items or services resulting from a violation of the Anti‑Kickback Statute now constitutes a false or fraudulent claim for purposes of the False Claims Act.

In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty level. In upholding the Medicaid expansion, the Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with Medicaid expansion, instead allowing the Secretary only to deny new expansion funding. Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014‑2016) and gradually reduce its subsidy to 90% for 2020 and future years. As of January 27, 2015, 15 states had elected not to broaden Medicaid eligibility under the ACA, and seven remained undecided; those states that ultimately choose not to participate in Medicaid expansion will forgo the federal funds that would otherwise be available for that purpose. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs on us.

In addition, on November 7, 2014, the Supreme Court agreed to hear a lawsuit challenging the legality of an Internal Revenue Service, or IRS, regulation that allows eligible individuals in all states to receive subsidies for health insurance under the ACA, even in states that have not established their own health exchanges. Such subsidies have provided certain eligible taxpayers with the ability to purchase or maintain health insurance. We are unable to predict the outcome of that challenge or its impact on our business.

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

In addition, other aspects of the ACA that affect employers generally, including the employer shared responsibility provisions that the IRS began enforcing on January 1, 2015, may have an impact on the design and cost of the health coverage that we offer to our employees. Due to the scope and complexity of the provisions of the ACA that apply to employers and employer group health plans, it is difficult to predict the overall impact of the ACA on our employee benefit plans and our cost of doing business over the coming years. We will continue to analyze how to provide our employees with cost‑effective coverage, taking into account the various requirements of the ACA and the impact of any changes on our ability to attract and retain employees. For information on some recent changes that we have made to the health insurance coverage we offer employees in response to the rising cost of health insurance generally, please see the information contained below under the caption “Insurance” in this Business section of this Annual Report on Form 10‑K.

Other Matters.  Federal and state efforts to target false claims, fraud and abuse and violations of anti‑kickback laws, physician referral laws (including the Ethics in Patient Referrals Act of 1989), privacy laws and consumer protection laws by Medicare and Medicaid providers and providers under other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and

Recovery Act of 2009, and the ACA, provides significant civil money penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages, and program exclusions administratively for false claims or violations of the federal Anti‑Kickback Statute. In addition, the ACA increased penalties under federal sentencing guidelines by between 20% and 50% for healthcare fraud offenses involving more than $1.0 million. State Attorneys General typically enforce consumer protection laws relating to senior living services, clinics and other healthcare facilities.

Governmental authorities are devoting increasing attention and resources to the prevention, detection, and prosecution of healthcare fraud and abuse. The HHS OIG has guidelines for SNFs intended to assist them in developing voluntary compliance programs to prevent fraud and abuse; these guidelines recommend that CMS identify SNFs that are billing for higher paying RUGs and more closely monitor compliance with patient therapy assessments as methods of fraud prevention. CMS contractors are expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice’s, or the DOJ’s, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, OIG, DOJ and the states. In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. Moreover, state Medicaid fraud control agencies may investigate and prosecute assisted living communities and SNFs, clinics and other healthcare facilities under fraud and patient abuse and neglect laws.

Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our healthcare facilities exceeds the level of care for which a particular facility is licensed. A finding that a facility is delivering care beyond the scope of its license could result in the immediate discharge and transfer of residents. Some states and the federal government allow certain citations of one facility to impact other facilities operated by the same entity or a related entity, including facilities in other states. Revocation of a license or certification at one facility could therefore impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility as well as a related entity.

Our communities must comply with laws designed to protect the confidentiality and security of individually identifiable patient information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, our facilities that are “covered entities” within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and security rules for electronic PHI. HIPAA and the HITECH Act are intended to ensure patient privacy and the efficiency of healthcare claims and payment transactions. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of $1.5 million per calendar year. On January 17, 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect on March 26, 2013 and required compliance with most provisions by September 23, 2013. Pursuant to the Omnibus Rule, “covered entities” were required to make certain modifications to any business associate agreements that they have in place with their “business associates” within the meaning of HIPAA, depending on the circumstances. In addition, the Omnibus Rule required “covered entities” to modify and redistribute their notices of privacy practices to include certain provisions relating to the use of PHI. Further, the Omnibus Rule modified the standard for providing breach notices, which was previously based on an analysis of the harm resulting from any disclosure, to a more objective analysis on whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and PHI. In some states, these laws are more burdensome than HIPAA. In instances in which the state provisions are more stringent than or differ from HIPAA, our facilities must comply with applicable federal and state standards.

Our communities must comply with the Americans with Disabilities Act, or the ADA, and similar state and local laws to the extent that such facilities are “public accommodations” as defined in those statutes. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our communities and make appropriate modifications.

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

Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increased costs or have frozen or reduced, or are likely to freeze or reduce, Medicaid rates. Despite these freezes, Medicaid expenditures are projected to have increased by 12.8% in 2014 and to increase by 6.7% in 2015 and 8.6% in 2016, due in part to the expansion in Medicaid eligibility under the ACA, which began in 2014. From 2016 through 2023, Medicaid spending is expected to grow by an average annual rate of 6.8% per year, mainly driven by increased spending for aged and disabled beneficiaries and higher provider reimbursement rates. Effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since 2008. We expect the ending of these temporary federal payments, combined with other state budgetary pressures, to result in continued challenging state fiscal conditions, particularly in those states that are not participating in Medicaid expansion. As a result, some state budget deficits may increase, and certain states may continue to reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets. Despite these freezes and reduced payments to states, according to the 2013 Actuarial Report on the Financial Outlook for Medicaid, Medicaid enrollment is projected to increase at an average annual rate of 3.3% through 2022, due in part to the expansion in Medicaid eligibility under the ACA, beginning in 2014. These state-level cuts have the potential to negatively impact our revenue from Medicaid sources.

INSURANCE

Litigation against senior living and healthcare companies continues to increase. As a result, liability insurance costs have risen. Also, our insurance costs for workers’ compensation and employee healthcare have increased. To partially offset these insurance cost increases, we have taken a number of actions including the following:

•	we have become fully self‑insured for all health related claims of covered employees;
•	we have increased the deductible or retention amounts for which we are liable under our liability insurance;
•

we have established an offshore captive insurance company which participates in our liability, workers’ compensation and automobile insurance programs. These programs may allow us to reduce our net insurance costs by allowing us to retain the earnings on our reserves, provided that our claims experience matches that projected by various statutory and actuarial formulas;

•

we have increased the amounts that some of our employees are required to pay for health insurance coverage and co‑payments for health services and pharmaceutical prescriptions and decreased the amount of certain healthcare benefits as well as adding a high deductible health insurance plan as an option for our employees;

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

•

in order to obtain more control over our insurance costs, we, RMR and other companies, including SNH, to which RMR provides management services, organized AIC. We and the other six current shareholders of AIC have property insurance providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. In June 2014, we and the other shareholders of AIC renewed our participation in this program and paid AIC a premium, including taxes and fees, of approximately $3.9 million in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy. We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.

We partially self‑insure up to certain limits for workers’ compensation, professional liability and property coverage. Claims in excess of these limits are insured up to contractual limits, over which we are self‑insured. Our current insurance arrangements are generally renewable annually in June. We do not know if our insurance charges and self‑insurance reserve requirements will increase, and we cannot now predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self‑insurance or other means in the future. For more information about certain of our insurance initiatives see Note 15 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

COMPETITION

The senior living services business is highly competitive. We compete with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. We have large lease obligations and limited financeable assets. Many of our existing competitors are larger than us and have greater financial resources than we do. We may expand our business with SNH and our relationships with SNH and RMR may provide us with competitive advantages; however, SNH is not obligated to provide us with opportunities to lease or manage additional properties. Some of our competitors are not for profit entities which have endowment income and may not have the same financial pressures that we face. We cannot provide any assurance that we will be able to compete successfully for business. For additional information on competition and the risks associated with our business, please see “Risk Factors” of this Annual Report on Form 10‑K.

ENVIRONMENTAL AND CLIMATE CHANGE MATTERS

Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments or third parties for damages and costs they incur in connection with hazardous substances. Under our leases with SNH, we have also agreed to indemnify SNH for any such liabilities related to the properties we lease from SNH. We reviewed environmental conditions surveys of certain of our leased and owned communities. Based upon those surveys, we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition and results of operations.

The current political debate about global climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our communities to increase in the future. In the long term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change.”

INTERNET WEBSITE

Our internet website address is www.fivestarseniorliving.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, our policy outlining procedures for handling concerns or complaints about internal accounting controls or auditing matters and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Five Star Quality Care, Inc., 400 Centre Street, Newton, Massachusetts, 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10‑K, our Quarterly Reports on Form 10‑Q, our Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any stockholder or other interested party who desires to communicate with our non‑management Directors, individually or as a group, may do so by filling out a report on our website. Our Board of Directors also provides a process for security holders to send communications to our entire Board of Directors. Information about the process for sending communications to our Board of Directors can be found on our website. Our website address and website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10‑K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10‑K.

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

For the year ended December 31, 2014, our revenues were $1.33 billion and our operating expenses were $1.35 billion. A small percentage decline in our revenues or increase in our expenses could have a material negative impact on our operating results because some of our fixed costs, such as our base rent, would not decrease during times of lower revenues and could not be reduced to offset other expenses which may be increasing.

The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.

Some of our current operations, especially our SNFs, receive significant revenues from Medicare and Medicaid. During the years ended December 31, 2014 and 2013, we derived approximately 23% of our senior living revenues from continuing operations from these programs. The Obama Administration and some members of Congress have proposed Medicare and Medicaid policy changes and rate reductions to take effect during the next several years. The ACA includes provisions that may result in future payment rates for a fiscal year being less than payment rates for a preceding fiscal year for SNFs. Effective as of October 1, 2011, CMS reduced aggregate Medicare payment rates for SNFs by approximately 11.1% for federal fiscal year 2012. Even with the increases in Medicare payment rates to SNFs for federal fiscal years 2013, 2014 and 2015, Medicare payment rates to SNFs will be lower for federal fiscal year 2015 than they were in federal fiscal year 2011. We are unable to predict how the continued Medicare rate reductions under the ACA will affect our future financial results of operations.

In addition, our revenues received from Medicare and Medicaid may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set‑offs, administrative rulings and policy interpretations, and payment delays.

The Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, gradually reduces the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual-eligible beneficiaries, this rule has a substantial adverse effect on SNFs, including some of those we operate. The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013.  In addition, pursuant to the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013, the federal budget includes automatic spending reductions through 2023, including reductions of up to 2% to Medicare providers, but exempting reductions to Medicaid and certain Medicare benefits. In February 2014, Congress approved an additional one year extension of Medicare sequestration, through 2024. We are unable to predict the future financial impact on us of the automatic payments cuts; however, these payment cuts had an adverse and material impact on our operations and financial results during 2013 and may continue to have similar or worse impacts in the future.

Congress extended the process to allow medically necessary exceptions to annual caps on Medicare Part B payments for outpatient rehabilitation services to individual patients through March 31, 2015, but strict caps on reimbursement for these services will go into effect on April 1, 2015 if another extension is not granted. In addition, our Medicare Part B outpatient therapy revenue rates are tied to the MPFS. Although the MPFS had previously been scheduled to be reduced by more than 25% in 2013, MPFS rates remained fixed at the 2012 level throughout 2013 and increased 0.5% for the period between January 1, 2014 and December 31, 2014.  On April 1, 2014, PAMA, as defined above, extended the Medicare outpatient therapy cap exception process through March 31, 2015, further postponing the implementation of limits on Medicare payments for outpatient therapies. PAMA also extended the 0.5% increase to MPFS rates through December 31, 2014 and provided no increase in the MPFS rates in the period between January 1, 2015 and March 31, 2015. The MPFS rates are scheduled to be reduced by 21.2% effective April 1, 2015. Unless the reduction is once again delayed, it will likely result in a reduction of our Medicare Part B rates for outpatient therapy services and could be materially adverse to our future financial results of operations.

On October 6, 2014, President Obama signed into law the IMPACT Act, as defined above, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data. Specifically, the Secretary of HHS will require SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format by October 1, 2016 and begin reporting certain patient assessment data in such a format by October 1, 2018. Beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2% reduction in their Medicare payment rates for that fiscal year. Beginning October 1, 2018, the Secretary of HHS will make this data publicly available pursuant to certain procedures to be established. The IMPACT Act also requires the Secretary of HHS and the Medicare Payment Advisory Commission to submit reports to Congress recommending a future Medicare PPS for post-acute care providers and analyzing both its effects on the reported metrics and financial effect on post-acute care providers.

Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs, have frozen or reduced Medicaid rates, or are likely to freeze or reduce Medicaid rates. Many states are experiencing difficult fiscal conditions or budgetary constraints, thus increasing the likelihood of Medicaid rate reductions, freezes or increases that are insufficient to offset increased operating costs. Also, certain temporary increases in federal payments to states for Medicaid programs ended on June 30, 2011. The ending of these temporary federal payments, combined with the anticipated slow recovery of state revenues, has resulted in and is expected to result in continued challenging state fiscal conditions. Some state budget deficits will likely increase, and it is possible that certain states will reduce Medicaid payments to healthcare service providers like us as part of an effort to balance their budgets. The ACA authorized an expansion of Medicaid eligibility beginning in 2014, which has the potential to increase Medicaid enrollment. The U.S. Supreme Court has held, however, that states may choose not to participate in the Medicaid expansion program without risking the loss of federal Medicaid funding. As of December 17, 2014, 16 states had elected not to broaden Medicaid eligibility and, instead, forgo the federal funds that would otherwise be available for Medicaid expansion, and seven remained undecided.  Despite these freezes and reduced payments to states, according to the 2013 Actuarial Report on the Financial Outlook for Medicaid, Medicaid enrollment is projected to increase at an average annual rate of 3.3% through 2022, due in part to the expansion in Medicaid eligibility under the ACA, beginning in 2014.

We cannot currently estimate the magnitude of the potential Medicare and Medicaid rate reductions, the impact of the failure of these programs to increase rates to match increasing expenses, the impact of states that choose not to expand Medicaid eligibility and the impact on us of potential Medicare and Medicaid policy changes proposed by members of Congress and the Obama Administration, but they may be material to our operations and may affect our future results of operations. We cannot predict whether future Medicare and Medicaid rates will be sufficient to cover our costs. Future Medicare and Medicaid rate declines or a failure of these rates to cover our costs could result in our experiencing materially lower earnings or losses.

Circumstances that adversely affect the ability of seniors or their families to pay for our services could have a material adverse effect on us.

Our residents paid approximately 77% of our senior living revenues from continuing operations during the year ended December 31, 2014 from their private resources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation, continued high levels of unemployment, market declines affecting the value and liquidity of personal assets, or other circumstances that adversely affect the ability of the elderly or their families to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

Seniors’ inability to sell real estate may delay their moving into senior living facilities.

Housing price declines and reduced home mortgage financing availability have negatively affected the U.S. housing market. Although home prices and sales activity have recently been generally increasing, they continue to be generally below levels experienced prior to the recent economic recession in the United States. Further, although mortgage financing availability has improved since the recession, there are market expectations that interest rates in the United States will increase in the near term; if interest rates rise sharply, the prices for homes or home sales activity may decline. Difficulties in the U.S. housing market may have a negative effect on our revenues or lead to increased reliance on Medicare and Medicaid for our revenues. Specifically, if seniors have a difficult time selling their homes, fewer seniors may relocate to our senior living communities or finance their stays at our facilities with private resources.

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

The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, us. The ACA provides for multiple reductions to the annual market basket updates for inflation that may result in reductions in SNF Medicare payment rates. In addition, certain provisions of the ACA that affect employers generally, including the employer shared responsibility provisions that went into effect on January 1, 2015, may have an impact on the design and cost of the health coverage that we offer to our employees. We are unable to predict the impact of the ACA on our future financial results of operations, but it may be adverse and material. In addition, maintaining compliance with the ACA will require us to expend management time and financial resources.

The ACA also established an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect, they may be adverse and material to our financial results. The ACA includes other changes that may affect us, such as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, value‑based purchasing plans and a Medicare post‑acute care pilot program to develop and evaluate making a bundled payment for services, including physician and SNF services, provided during an episode of care. In addition, on November 7, 2014, the Supreme Court agreed to hear a lawsuit challenging the legality of an IRS regulation that allows eligible individuals in all states to receive subsidies for health insurance under the ACA, even in states that have not established their own health exchanges. Such subsidies have provided certain eligible taxpayers with the ability to purchase or maintain health insurance. We are unable to predict the impact on us of the insurance, payment, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA, as well as the pending legal challenge to the health insurance subsidies under the ACA. If the changes to be implemented under the ACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be adversely and materially affected.

Increases in our labor costs may have a material adverse effect on us.

Wages and employee benefits associated with our continuing operations were approximately 42% of our 2014 total operating costs. We compete with other operators of senior living communities to attract and retain qualified personnel responsible for the day to day operations of our communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, we may have to compete with numerous other employers for lesser skilled workers. Further, when we acquire new communities (or enter into leases or management agreements  for new communities) we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers’ compensation insurance costs, have materially increased in recent years and, as discussed above, we cannot predict the future impact of the ACA on the cost of employee health insurance. Although we have determined our self‑insurance reserves with guidance from third party professionals, our reserves may be inadequate. Increasing employee health and workers’ compensation insurance costs and increasing self‑insurance reserves for labor related insurance may materially and adversely affect our earnings. We cannot assure that our labor costs will not increase or that any increase will be matched by corresponding increases in rates we charge to residents or other revenues. Any significant failure by us to control labor costs or to pass on any such increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to extensive regulation which increases our costs and may result in losses.

Licensing and Medicare and Medicaid laws require operators of senior living communities and rehabilitation and wellness clinics to comply with extensive standards governing operations and physical environments. Federal and state laws also prohibit fraud and abuse by senior living providers and rehabilitation and wellness clinic operators, including civil and criminal laws that prohibit false claims and that regulate patient referrals in Medicare, Medicaid and other programs. In recent years, federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti‑fraud investigations in healthcare generally. CMS contractors are expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. When federal or state agencies identify violations of anti‑fraud, false claims, anti‑kickback and physician referral laws, they may impose or seek civil or criminal penalties, treble damages and other governmental sanctions, and may revoke the healthcare facility’s license or make conditional or exclude the healthcare facility from Medicare or Medicaid participation. The ACA amended the federal Anti‑Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers, and for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations. In addition, when these agencies determine that there have been quality of care deficiencies or improper billing, they may impose or seek various remedies or sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, governmental oversight, temporary management, loss of licensure and criminal penalties. Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our healthcare facilities exceeds the level of care for which a particular facility is licensed. A finding that a facility is delivering care beyond the scope of its license could result in the immediate discharge and transfer of residents. Certain states and the federal government may determine that citations relating to one facility affect other facilities operated by the same entity or related entities, which may negatively impact an operator’s ability to maintain or renew other licenses or Medicare or Medicaid certifications or to secure new licenses or certifications.

Our communities incur sanctions and penalties from time to time. As a result of the healthcare industry’s extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures, and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase. For example, as disclosed elsewhere in this Annual Report on Form 10-K, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014, we discovered potentially inadequate documentation and other issues at one of our leased SNFs, and as a result of these discoveries, we have made a voluntary disclosure of deficiencies to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol. As of December 31, 2014, we have accrued a revenue reserve of $4.3 million to account for historical Medicare payments we expect to repay and we have accrued or expensed compliance costs of $3.6 million including an expected penalty amount and certain costs of the investigation of this matter. As a result of the continuing investigation and assessment of these deficiencies, additional deficiencies may be discovered which could increase our liability to the OIG and other costs.

If we become subject to additional regulatory sanctions or repayment obligations at any of our existing communities (or at any of our newly acquired communities with prior deficiencies that we are unable to correct or resolve), our business may be adversely affected, and we might experience financial losses. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or any penalties, repayments, or sanctions, and the increasing costs of required compliance with applicable federal and state laws, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

Successful union organization of our employees may adversely affect our business, financial condition and results of operations.

From time to time labor unions attempt to organize our employees. If federal legislation modifies the labor laws to make it easier for employee groups to unionize, then additional groups of employees may seek union representation. If more of our employees unionize it could result in business interruptions, work stoppages, the degradation of service levels due to work rules, or increased operating expenses that may adversely affect our results of operations.

The nature of our business exposes us to litigation risks.

The nature of our business exposes us to litigation, and we are subject to lawsuits in the ordinary course of our business. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other senior living companies. Some lawyers and law firms specialize in bringing litigation against senior living companies. As a result of this litigation and potential litigation, the cost of our liability insurance continues to increase. Medical liability insurance reform has become a topic of political debate and some states have enacted legislation to limit future liability awards. However, such reforms have not generally been adopted and we expect our insurance costs may continue to increase. Although our reserves for liability self‑insurance have been determined with guidance from third party professionals, our reserves may prove inadequate. Increasing liability insurance costs and increasing self‑insurance reserves could have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy may not succeed.

We have grown our business through acquisitions, through initiation of long term leases of senior living communities and through entering into long term contracts to manage senior living communities where residents’ private resources account for a large majority of revenues. Our business plan includes seeking to take advantage of an expected increase in demand for senior living communities and acquiring, leasing or managing additional senior living communities. Our growth strategy involves risks, including the following:

•	we may be unable to identify and operate additional senior living communities that receive a large percentage of their revenues from residents’ private resources;
•	we may be unable to identify and operate senior living communities available for purchase at acceptable prices or lease or manage such senior living communities on acceptable terms;
•	we may be unable to access capital to make acquisitions or operate acquired businesses;
•	acquired, leased or managed additional operations may not perform in accordance with our expectations;
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
•

to the extent we incur acquisition debt or leases, our operating leverage and resulting risks of debt defaults may increase; and, to the extent we issue additional equity to fund our acquisitions, our stockholders’ percentage of ownership of us will be diluted;

•	combining our present operations with newly acquired, leased or managed operations may disrupt operations or cost more than anticipated; and
•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, for unknown liabilities such as liabilities for cleanup of undisclosed environmental contamination, claims by vendors, or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

For these reasons and others:

•	our business plan to grow may not succeed;
•	the benefits which we hope to achieve by growing may not be achieved;
•	we may suffer declines in profitability or suffer recurring losses; and
•	our existing operations may suffer from a lack of management attention or financial resources if such attention and resources are devoted to a failed growth strategy.

When we acquire, lease or manage new communities, we sometimes experience a decline in community occupancy and it may take a period of time for us to stabilize acquired, leased or managed community operations. Our efforts to restore occupancy or stabilize acquired, leased or managed community operations may not be successful.

We may be unable to use our federal and state tax credits or net operating loss carry forwards, or NOLs, before they expire or our ability to use our tax credits and NOLs may be limited.

As of December 31, 2014, our federal NOLs were approximately $112.2 million and our tax credit carry forwards were approximately $17.2 million. As of December 31, 2014, and after conferring with our accounting experts, we have established a full valuation allowance against these net deferred tax assets because we may not generate sufficient taxable income in time to use these NOLs or tax credits prior to their expiration beginning in 2026 and 2022, respectively. Also, if we use our NOLs or tax credits to reduce our future tax liabilities, the existence and amounts of these NOLs and tax credits may be subject to audit by the federal (and any applicable state) tax authorities and the amounts of these NOLs or tax credits may be reduced.

Our past failure to timely file periodic reports with the SEC limits us from quickly accessing the public markets to raise debt or equity capital.

We did not file our Annual Report on Form 10‑K for the year ended December 31, 2013 or our Quarterly Reports on Form 10‑Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 by the filing dates required by the SEC; therefore, we are not eligible to use our current shelf registration statement on Form S‑3 (or file a new Form S‑3 registration statement) to conduct public offerings of our securities until our filings with the SEC have been timely made for a full year. Our ineligibility to use Form S‑3 during this time period will have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long‑form registration statement, which would be subject to an extended filing and possible SEC review period.

Our credit agreements contain terms limiting our ability to incur additional debt. These terms, or our failure or inability to meet them, could adversely affect our business.

Our $25.0 million Credit Agreement and our $150.0 million Credit Facility agreement, or together, our credit agreements, include various conditions to our borrowing and various financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. Further, maintaining compliance with these covenants may limit our ability to pursue actions that may otherwise be beneficial to us and our stockholders.

 If we are unable to borrow under our credit agreements, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our credit agreements, our lenders may demand immediate payment and may elect not to make further borrowings available to us. Any default under our credit agreements that resulted in our obligations to repay outstanding indebtedness being accelerated or in our no longer being permitted to borrow under our credit agreements would likely have serious and adverse consequences to us and would likely cause the market price of our common shares to materially decline.

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our credit agreements. Defaults under our future debt could likely have the same consequences as described above

We have determined that we have material weaknesses in our internal control over financial reporting because we lacked sufficient personnel with requisite accounting competencies and had an insufficient level of oversight in the financial statement close process. Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations and the value of our common shares.

We have determined that we have material weaknesses in our internal control over financial reporting because we lacked sufficient personnel with requisite accounting competencies and had an insufficient level of oversight in the financial statement close process. As a result, we concluded that our internal control over financial reporting was ineffective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We are continuing to develop our remediation plan for the material weaknesses described above, which currently includes recruitment of additional experienced personnel for certain accounting positions, restructuring of our accounting department and providing enhanced training for employees regarding our accounting policies and procedures. We have begun to implement this remediation plan while we are continuing to develop it. Successful remediation of the material weaknesses described above requires review and evidence of the effectiveness of the related internal control processes as part of our periodic assessments of our internal controls over financial reporting. As we continue to evaluate and work to enhance our internal control over financial reporting, we may determine that additional measures should be taken to address the material weaknesses described above or other control deficiencies, or that we should modify the remediation plan. We expect that the remediation of the material weaknesses described above will be completed by December 31, 2015.

If we fail to remediate these material weaknesses or to design, implement and maintain new or improved controls and procedures designed to prevent additional material weaknesses, or if our management or our independent registered public accounting firm were to conclude in their future reports that our internal control over financial reporting was not effective, our ability to meet our periodic reporting obligations may be adversely affected, and may result in additional errors and material misstatements or omissions not detected by management in our financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. Any such failure could also cause investors to lose confidence in our reported financial information and could therefore adversely affect our business, results of operations and the value of our common shares.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including medical records, financial transactions and maintenance of records, which may include personal identifying information of residents and other customers, payroll data and workforce scheduling information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to health and financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break‑ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings.

State regulations governing assisted living facilities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most of our resident agreements allow residents to terminate their agreements on 30 days’ notice. Thus, we may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings could be materially and adversely affected. In addition, the advanced ages of our senior living residents make the resident turnover rate in our senior living communities difficult to predict.

Our former rehabilitation hospitals may be subject to retroactive Medicare reclassifications or repayments.

During the period we operated our rehabilitation hospitals, which were sold in the fourth quarter of 2013, Medicare payments accounted for a significant amount of the rehabilitation hospitals’ revenues. CMS has established a standard known as the “60% Rule,” which provides that at least 60% of an IRF’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions in order for the facility to be classified as an IRF by the Medicare program. Although we believe that our IRFs were operated in compliance with the 60% Rule during the period in which we operated them, CMS could determine that we were non‑compliant in a prior year. Such an event would result in these rehabilitation hospitals being subject to Medicare reclassification to a different type of provider and our receiving lower Medicare payment rates retroactively. Reductions in our Medicare payments as a result of the reclassification of our rehabilitation hospitals could materially and adversely affect our financial condition and results of operations. Also, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. If our facilities were required to make substantial retroactive repayments to Medicare, our financial condition and results of operations could be materially and adversely affected.

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

Our total consolidated long term debt as of December 31, 2014 was approximately $49.4 million and represented approximately 16% of our total book capitalization as of that date. In addition to our indebtedness, we have substantial lease and other obligations.

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

Increasing interest rates may adversely affect us.

Interest rates have been at historically low levels for an extended period of time and it is unclear how long rates will remain low. Increasing interest rates may adversely affect us, including in the following ways:

•

Amounts outstanding under our credit facilities bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to fund our operations and working capital.  Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

•

An increase in interest rates could adversely affect the housing market and reduce demand for our services and communities.  Further, increased interest rates may increase the rent we pay for new leases of senior living communities due to the landlord setting rent based on a required return on the landlord’s investment. Similarly, increased interest rates may reduce the likelihood that we earn incentive fees for senior living communities we may manage due to the owners of the communities requiring a minimum return on their investment prior to our being eligible to receive an incentive fee.

•

Interest rates may negatively impact the value of our shares, which may increase our cost of capital, including decreasing the amount of equity and debt we may be able to raise, increasing the extent of dilution from any equity offering we may make or increasing the costs to us for any such equity or debt offering.

Ownership and leasing of real estate is subject to environmental and climate change risks.

Ownership and leasing of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including properties we lease, including those created by prior owners or occupants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Under our leases with SNH, we have also agreed to indemnify SNH for any such liabilities related to the properties we lease from SNH. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

We believe any asbestos in our communities is contained in accordance with current regulations, and we have no current plans to remove it. If we removed the asbestos or demolished these communities, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own, lease or operate. Further, the current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase. In the long term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change.”

RISKS ARISING FROM CERTAIN RELATIONSHIPS OF OURS AND OUR ORGANIZATION AND STRUCTURE

We are subject to possible conflicts of interest; our agreements and relationships with SNH and RMR may restrict our ability to grow our business; and we have engaged in, and expect to continue to engage in, transactions with parties that may be considered related parties.

Our business is subject to possible conflicts of interest as follows:

•

as of December 31, 2014, we leased from SNH 181 of our 263 senior living communities (including four that we have classified as discontinued operations) for total annual rent of approximately $190.7 million plus percentage rent based on increases in gross revenues at certain properties;

•	as of December 31, 2014, we managed 46 senior living communities which are owned by SNH, and during 2014, we realized $9.8 million in management fees from SNH;
•

we manage a portion of a senior living community for D&R Yonkers LLC, which is owned by SNH’s President and Chief Operating Officer and its Treasurer and Chief Financial Officer and to which a subsidiary of SNH subleases that portion of the community;

•	RMR, the manager of SNH, provides business management and shared services to us;
•

our President and Chief Executive Officer, Bruce J. Mackey Jr., and our Treasurer and Chief Financial Officer, Paul V. Hoagland, are also officers and employees of RMR; our Managing Directors, Barry  Portnoy and Gerard M. Martin, are directors of RMR; and Mr. Barry Portnoy is a managing trustee of SNH and is also the majority beneficial owner and the chairman of RMR;

•

RMR’s simultaneous contractual obligations to us and SNH create potential conflicts of interest, or the appearance of such conflicts of interest, and under the business management agreement with RMR, in the event of a conflict between SNH and us, RMR may act on behalf of SNH rather than on our behalf; and

•	we lease our headquarters from an affiliate of RMR.

On December 31, 2001, SNH distributed substantially all of its ownership of our common shares to its shareholders. Simultaneously with the spin off, we entered into agreements with SNH and RMR which, among other things, limit (subject to certain exceptions) ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of SNH as a real estate investment trust and limit our ability to acquire real estate of types which are owned by SNH or other businesses managed by RMR. As a result of these agreements, our leases and management agreements with SNH, and our business management agreement with RMR, SNH, RMR and their respective affiliates have significant roles in our business and we do not anticipate any changes to those roles in the future. In addition, as of December 31, 2014, SNH owned 4.2 million of our common shares, or approximately 8.6% of our outstanding common shares, and SNH is our largest stockholder.

We believe that our historical and ongoing business dealings with SNH, RMR and D&R Yonkers LLC have benefited us and that, despite these possible conflicts of interest, the transactions we have entered with SNH, RMR and D&R Yonkers LLC have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, in the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, stockholder litigation, dissident stockholder director nominations and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with SNH, RMR, D&R Yonkers LLC, AIC, the other businesses and entities to which RMR provides management services, Messrs. Portnoy and Martin and with other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention, even if the action is unfounded.

Our leases of certain of our senior living communities are subordinated to mortgage debt of SNH, and a default by SNH could result in the termination of those leases.

As of December 31, 2014, our leases with SNH for 27 of our senior living communities, which had 2014 revenues totaling $188.6 million, were subordinated to mortgage financing secured by such communities. As a result, in the event SNH was to default on such mortgage financing, by reason of our default under our leases or for reasons unrelated to us or beyond our control, and its lender were to foreclose on those properties, our leases would terminate as a matter of law. While we may be able to enter into new leases with the lenders or the purchaser or purchasers of such properties, or they may elect to continue our occupancy under the terms of the lease as if there had been no foreclosure, they would not be obligated to pursue either of those options and, if we are able to retain possession, the terms of our continued occupancy may not be as favorable to us as those contained in our leases with SNH. If we do not enter into new leases of such communities following a foreclosure, we would lose the right to continue to operate these communities and we may incur material obligations to residents, employees and other parties as a result of such loss, each of which could have a material and adverse effect on our results of operations.

Ownership limitations and certain provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our charter and bylaws contain separate provisions which prohibit any stockholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares of stock. The 9.8% ownership limitation in our charter is consistent with our contractual obligation with SNH to not take actions that may conflict with SNH's status as a real estate investment trust under the Internal Revenue Code. The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of our NOLs and other tax benefits. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable. Additionally, provisions contained in our charter and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

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
•

required qualifications for an individual to serve as a Director and a requirement that certain of our Directors be “Independent Directors” and other Directors be “Managing Directors”, as defined in our bylaws;

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

In addition, our shareholders agreement with respect to AIC provides that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control. The terms of our leases and management contracts with SNH provide that our rights under these agreements may be cancelled by SNH upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change in control events, as defined in those documents including, in certain of the leases and management agreements, the adoption of any proposal (other than a precatory proposal) or the election to our Board of Directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. In addition, a termination of our business management agreement with RMR is a default under our Credit Agreement, and a change in control event of us, including upon the acquisition by any person or group of more than 9.8% (or 35% for the purposes of our Credit Facility) of our voting stock, is a default under our Credit Agreement and our Credit Facility, unless approved by our lenders.

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

Changes in market conditions, our operating results and investors’ perception of our prospects could adversely affect the market price of our common shares.

As with other publicly traded equity securities, the value of our common shares depends on various market conditions and other factors that may change from time to time, including:

•	the liquidity of the market for our common shares;
•	changes in our operating results;
•	changes in analysts’ expectations;
•	the extent of investor interest in our common shares;
•	market interest rates;
•	national economic conditions; and
•	general market conditions.

In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may also cause the market price of our common shares to decline. Stockholders may be unable to resell our common shares at or above the price at which they purchased our common shares.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

OUR SENIOR LIVING COMMUNITIES

As of December 31, 2014, we owned or leased and operated as continuing operations 212 senior living communities which we have categorized into two groups as follows:

		Type of units				Average		Percent of
		Indep.	Assist.	Skilled	Total	occupancy for	Revenues for	revenues
	No. of	living	living	nursing	living	the year ended	the year ended	from private
Type of community	communities	apts.	suites	beds	units	Dec. 31, 2014	Dec. 31, 2014	resources
							(in thousands)
Independent and assisted living communities	181	7,091	11,204	1,984	20,279	86.8%	$909,230	87.4%
SNFs	31	68	—	2,754	2,822	79.7%	179,049	25.6%
Totals:	212	7,159	11,204	4,738	23,101	86.0%	$1,088,279	77.2%

Excluded from the preceding and following data are 46 independent and assisted living communities with 3,426 independent living apartments, 3,380 assisted living suites and 472 skilled nursing beds that we manage for the account of SNH. Also excluded is one assisted living community with 32 living units that we own and three SNFs and one assisted living community with an aggregate of 265 living units that we lease from SNH that we have classified as discontinued operations, each as of December 31, 2014. Unless specifically provided below or unless the context provides otherwise, the discussion and analysis provided below does not include the senior living communities that we have classified as discontinued operations.

Independent and Assisted Living Communities

As of December 31, 2014, we owned or leased and operated 181 independent and assisted living communities. We leased 146 of these communities from SNH and four of these communities from HCP, Inc., or HCP. We own the remaining 31 communities. These communities have 20,279 living units and are located in 26 states. The following table provides additional information about these communities and their operations as of December 31, 2014:

		Type of units				Average		Percent of
		Indep.	Assist.	Skilled	Total	occupancy for	Revenues for	revenues
	No. of	living	living	nursing	living	the year ended	the year ended	from private
Location	communities	apts.	suites	beds	units	Dec. 31, 2014	Dec. 31, 2014	resources
							(in thousands)
1. Alabama	8	67	373	—	440	87.6%	$14,221	100.0%
2. Arizona	4	512	309	199	1,020	76.4%	43,325	80.2%
3. California	9	495	424	59	978	84.0%	46,357	91.2%
4. Delaware	6	336	322	341	999	80.2%	64,868	68.6%
5. Florida	9	1,179	712	155	2,046	96.0%	84,943	78.8%
6. Georgia	11	111	524	40	675	88.8%	27,370	91.8%
7. Illinois	2	112	73	—	185	95.9%	5,408	100.0%
8. Indiana	16	950	577	140	1,667	85.9%	63,645	88.3%
9. Kansas	3	334	67	198	599	87.6%	29,289	74.1%
10. Kentucky	9	491	281	183	955	89.4%	44,849	84.7%
11. Maryland	10	239	692	—	931	90.0%	54,009	99.8%
12. Massachusetts	1	123	—	—	123	89.6%	8,445	100.0%
13. Minnesota	1	—	230	—	230	87.2%	13,090	95.9%
14. Mississippi	2	—	113	—	113	85.7%	3,555	100.0%
15. Missouri	1	110	—	—	110	87.7%	2,714	100.0%
16. Nebraska	2	27	111	62	200	91.0%	9,511	54.4%
17. New Jersey	5	215	555	60	830	89.4%	40,755	84.0%
18. New Mexico	1	114	35	60	209	84.3%	13,217	85.1%
19. North Carolina	15	143	1,293	—	1,436	87.0%	65,517	99.5%
20. Ohio	1	143	115	57	315	87.2%	18,843	82.9%
21. Pennsylvania	10	—	1,011	—	1,011	87.0%	39,958	100.0%
22. South Carolina	18	101	887	58	1,046	85.7%	43,421	91.2%
23. Tennessee	11	7	672	—	679	94.4%	25,924	100.0%
24. Texas	9	898	590	298	1,786	80.2%	81,690	85.0%
25. Virginia	11	284	718	—	1,002	91.5%	39,977	100.0%
26. Wisconsin	6	100	520	74	694	77.5%	24,329	74.3%
Totals:	181	7,091	11,204	1,984	20,279	86.8%	$909,230	87.4%

Skilled Nursing Facilities

As of December 31, 2014, we operated 31 SNFs that we lease from SNH. These facilities have 2,822 living units and are located in seven states. The following table provides additional information about these facilities and their operations as of December 31, 2014:

		Type of units				Average		Percent of
		Indep.	Assist.	Skilled	Total	occupancy for	Revenues for	revenues
	No. of	living	living	nursing	living	the year ended	the year ended	from private
Location	communities	apts.	suites	beds	units	Dec. 31, 2014	Dec. 31, 2014	resources
							(in thousands)
1. California	4	—	—	373	373	84.5%	33,009	11.6%
2. Colorado	7	45	—	756	801	80.1%	55,022	29.7%
3. Iowa	4	19	—	283	302	82.5%	16,580	34.9%
4. Kansas	1	4	—	56	60	86.9%	3,332	20.9%
5. Nebraska	10	—	—	611	611	83.2%	33,897	27.9%
6. Wisconsin	3	—	—	484	484	70.0%	26,116	26.9%
7. Wyoming	2	—	—	191	191	74.8%	11,093	24.3%
Totals:	31	68	—	2,754	2,822	79.7%	$179,049	25.6%

OUR SNH LEASES AND MANAGEMENT AGREEMENTS

SNH Leases

The following table provides a summary of our leases as of December 31, 2014 (including with respect to four senior living communities that we have classified as discontinued operations) and is followed by a summary of the material terms of our leases as of December 31, 2014 with SNH. Because it is a summary, it does not contain all of the information that may be important to you. If you would like more information, you should read the leases which are among the exhibits listed in Part IV, Item 15 of this Annual Report on Form 10‑K and incorporated herein by reference.

		Annual Minimum
	Number of	Rent as of	Current Expiration
	Properties	December 31, 2014	date	Remaining Renewal Options
1. Lease No. 1 for SNFs and independent and assisted living communities(1)	86	$58.5 million	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs, independent and assisted living communities	49	62.9 million	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities(2)	17	34.4 million	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities(3)	29	34.9 million	April 30, 2032	Two 15-year renewal options.
Totals	181	$190.7 million

(1)

Lease No. 1 is comprised of two separate leases. One of these two leases exists to accommodate a mortgage financing in effect at the time SNH acquired the property; we have agreed with SNH to combine these two leases into one lease when this mortgage financing is paid in full.

(2)	Lease No. 3 exists to accommodate certain mortgage financing by SNH.
(3)

Lease No. 4 is comprised of two separate leases. One of these two leases exists to accommodate a mortgage financing in effect at the time SNH acquired the property; we have agreed with SNH to combine these two leases into one lease when the mortgage financing is paid in full.

Percentage Rent.  Our leases with SNH require us to pay percentage rent at 174 of the 181 senior living communities we lease from SNH (including four that we have classified as discontinued operations) equal to 4% of the amount by which gross revenues, as defined in our leases, of each property exceeds gross revenues in a specific base year. These amounts are in addition to the minimum annual rent amounts payable by us to SNH. We paid total percentage rent of $5.8 million in 2014. Different base years apply to those communities that pay percentage rent. The base year is usually the first full calendar year after each community is leased.

Operating Costs.  Each lease is a so‑called “triple‑net” lease which requires us to pay all costs incurred in the operation of the properties, including the costs of maintenance, personnel, services to residents, insurance and real estate and personal property taxes.

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

Maintenance and Alterations.  We are required to operate continuously and maintain, at our expense, the leased properties in good order and repair, including structural and nonstructural components. We may request that SNH fund amounts needed for repairs and renovations in return for rent increases according to formulas in the leases; however, SNH is not obligated to fund such requests and we are not required to sell them to SNH. At the end of each lease term, we are required to surrender the leased properties in substantially the same condition as existed on the commencement date of the lease, subject to any permitted alterations and ordinary wear and tear.

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

•	the occurrence of certain events with respect to our insolvency or dissolution;
•	our default under indebtedness which gives the holder the right to accelerate our repayment of the indebtedness;
•

our being declared ineligible to receive reimbursement under Medicare or Medicaid programs for any of the leased properties which participate in such programs or the revocation of any material license required for our operations; and

•	our failure to perform any terms, covenants or agreements of such lease and the continuance thereof for a specified period of time after written notice.

Remedies.  Upon the occurrence of any event of default, each lease provides that, among other things, SNH may, to the extent legally permitted:

•	accelerate the rents;
•	terminate the leases in whole or in part;
•	enter the property and take possession of any and all our personal property and retain or sell the same at a public or private sale;
•	make any payment or perform any act required to be performed by us under the leases; and

•	rent the property and recover from us the difference between the amount of rent which would have been due under the lease and the rent received from the re‑letting.

We are obligated to reimburse SNH for all costs and expenses incurred in connection with any exercise of the foregoing remedies.

Management.  We may not enter into any new management agreement affecting any leased property without the prior written consent of SNH.

Lease Subordination.  Our leases may be subordinated to any mortgages on properties leased from SNH. As of December 31, 2014, SNH had mortgages on 27 of our communities to which our leases were subordinated. These 27 communities had 4,001 living units and 2014 revenues totaling $188.6 million. SNH’s outstanding borrowing secured by mortgages on these 27 communities totaled $340.8 million as of December 31, 2014.

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

Non‑Economic Circumstances.  If we determine that continued operations of one or more properties is not economical, we may negotiate with SNH to close or sell that community, including SNH’s ownership in the property. In the event of such a sale, SNH receives the net proceeds and our rent for the remaining properties in the applicable lease is reduced according to formulas contained in the applicable lease.

Our Relationship with SNH.  SNH is our largest landlord. We were a 100% owned subsidiary of SNH before December 31, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. Both we and SNH receive management services from RMR. SNH owns 4,235,000, or 8.6%, of our outstanding common shares as of December 31, 2014. For more information about our dealings with SNH, and about the risks which may arise as a result of these related person transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” of this Annual Report on Form 10‑K.

Management Contracts

We began managing communities for SNH’s account in June 2011 in connection with SNH’s acquisition of certain senior living communities at that time. We have since begun managing additional communities that SNH has acquired. With the exception of the management agreement for the senior living community in New York, described in Note 15 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K, or Note 15, which is incorporated herein by reference, the management agreements for the communities we manage for SNH’s account provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital. The management agreements provide that we and SNH each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

In connection with the management agreements, we and SNH have entered into four combination agreements, or pooling agreements, three of which combine certain of our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements, and the fourth of which combines our management agreements with SNH for communities consisting only of independent living units, or the IL Pooling Agreement. The management agreements that are included in each of the pooling agreements are on substantially similar terms. The first AL Pooling Agreement, which we entered into in May 2011, includes 20 identified communities and the second AL Pooling Agreement, which we entered into in October 2012, includes 19 identified communities. We and SNH entered into our third AL Pooling Agreement in November 2013 and that pooling agreement currently includes three identified communities, as further discussed in Note 15. We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes two identified communities that have only independent living units. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our incentive fees and SNH's return of its invested capital. Under each of the pooling agreements, SNH has the right, after the period of time specified in the agreement has elapsed and subject to our cure rights, to terminate all, but not less than all, of the management agreements that are subject to the pooling agreement if SNH does not receive its minimum return in each of three consecutive years. In addition, under each of the pooling agreements, we have a limited right to require the sale of underperforming communities. Also, under each of the pooling agreements, any nonrenewal notice given by us with respect to a community is deemed a nonrenewal with respect to all the communities that are the subject of the agreement. We also manage for the accounts of SNH and an entity owned by SNH’s executive officers a senior living community in New York, and we manage for the account of SNH a senior living community in California; the management agreements for these communities are not included in any of our pooling agreements. The term of each of the management agreements between us and SNH for the 20 assisted living communities currently included in the first AL Pooling Agreement and for the portion of the senior living community in New York that we manage for SNH, referenced in the preceding sentence expires on December 31, 2031, the term of each of the management agreements for the two independent living communities currently included in the IL Pooling Agreement expires on December 31, 2032, the term of each of the management agreements between us and SNH for the senior living community in California referenced in the preceding sentence and the 19 assisted living communities currently included in the second AL Pooling Agreement expires on December 31, 2033, and the term of each of the management agreements between us and SNH for the senior living communities included in the third AL Pooling Agreement expires December 31, 2035. Special committees of each of our Board of Directors and SNH’s board of trustees composed solely of our Independent Directors and SNH’s independent trustees who are not also directors or trustees of the other party and who were represented by separate counsel reviewed and approved the terms of the initial management agreements and pooling agreements and the terms of subsequent management agreements, pooling agreements and amendments were approved by our Independent Directors and Board of Directors and by the Independent Trustees and Board of Trustees of SNH. Please see Note 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information relating to our management arrangements with SNH.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: FVE). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE:

	High	Low
2013
First Quarter	$6.72	$4.97
Second Quarter	6.87	4.44
Third Quarter	6.20	5.04
Fourth Quarter	5.66	4.41

2014
First Quarter	$6.09	$4.71
Second Quarter	5.35	4.59
Third Quarter	5.21	3.23
Fourth Quarter	4.67	3.68

The closing price of our common shares on the NYSE on March 13, 2015 was $3.57 per share.

As of March 13, 2015, there were approximately 2,200 stockholders of record of our common shares.

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

On December 15, 2014, pursuant to our 2014 equity compensation plan, or our Share Award Plan, we granted an aggregate of 353,050 of our common shares, valued at $4.40 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of RMR. We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

In 2014, employees and officers of ours who are recipients of our share awards were permitted to elect to have us withhold the number of their then vesting common shares with a fair market value equal to, but not greater than, the minimum required tax withholding obligations with respect to their vesting share awards in satisfaction of those withholding obligations. In December 2014, we acquired through this share withholding process an aggregate of 11,377 common shares with an aggregate value of approximately $47,000.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated. Our comparative results are impacted by community acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10‑K and our Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10‑K.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Operating data:
Total revenues	$1,328,075	$1,296,787	$1,207,806	$1,060,602	$991,195
Net (loss) income from continuing operations	(79,350)	3,449	10,590	75,555	23,566
Net (loss) income from discontinued operations	(6,056)	(5,789)	11,717	(3,381)	(1,213)
Net (loss) income	(85,406)	(2,340)	22,307	72,174	22,353
Basic net (loss) income per share:
(Loss) income from continuing operations	(1.65)	0.07	0.23	1.79	0.65
(Loss) income from discontinued operations	(0.13)	(0.12)	0.24	(0.08)	(0.03)
Net (loss) income	(1.78)	(0.05)	0.47	1.71	0.62
Diluted net (loss) income per share:
(Loss) income from continuing operations	(1.65)	0.07	0.23	1.70	0.63
(Loss) income from discontinued operations	(0.13)	(0.12)	0.23	(0.08)	(0.03)
Net (loss) income	(1.78)	(0.05)	0.46	1.62	0.60
Balance sheet data (as of December 31):
Total assets	534,973	590,183	594,991	600,301	379,897
Total long term indebtedness	49,373	36,461	37,621	75,996	37,905
Other long term obligations	43,426	44,816	43,067	38,039	39,211

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INDUSTRY TRENDS

The senior living industry generally is experiencing growth as a result of demographic factors. According to census data, the population in the United States over age 75 is growing much faster than the general population. A large number of independent and assisted living communities were built in the 1990s. This development activity caused an excess supply of new, high priced communities. Longer than projected fill up periods resulted in low occupancy, price discounting and financial distress for many independent and assisted living operators. Development activity was significantly reduced beginning in the early part of the last decade. We believe that the nationwide supply and demand for these types of facilities is about balanced today. We believe that the aging of the United States population and the significant reliance of independent and assisted living services upon revenues from residents’ private resources may enable these types of facilities to be profitably operated.

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

Beginning in 2007, problems in certain domestic credit markets presaged a global credit crisis that led to a recession in the United States. The recession resulted in aggressive government spending in the United States, significant employee layoffs, reduced availability of credit on reasonable terms in most markets, and lower real estate prices. The weakened economic conditions created by the recession negatively affected our occupancy. While the economy continued to grow and the housing market continued to improve in 2014, it is unclear whether that growth and improvement will continue or be sustained, in light of the modest, variable and unsteady economic improvements experienced since the end of the recent U.S. economic recession. Although many of the services we provide are needs driven, some of those needs may be deferred during recessions; for example, relocating to a senior living community may be delayed when sales of houses are delayed. Also, we believe we experience greater pricing pressures from competition during periods when the industry as a whole has lower occupancy as a result of macro‑economic conditions, such as those which occurred during the recent recession.

OPERATIONS

We earn our senior living revenue primarily by providing housing and services to our senior living residents. During 2014, approximately 23% of our senior living revenues from continuing operations came from the Medicare and

Medicaid programs and approximately 77% of our senior living revenues from continuing operations came from residents’ private resources. We bill all private pay residents in advance for the housing and services to be provided in the following month.

Our material expenses are:

•	Wages and benefits—includes wages and wage related expenses, such as health insurance, workers’ compensation insurance and other benefits for our employees working at our senior living communities.
•	Other senior living operating expenses—includes utilities, housekeeping, dietary, maintenance, marketing, insurance and community level administrative costs at our senior living communities.
•	Rent expense—as of December 31, 2014, we lease 181 senior living communities (including four that we have classified as discontinued operations) from SNH and four senior living communities from HCP.
•	General and administrative expenses—principally wage related costs for headquarters and regional staff supporting our communities.
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

We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of third parties independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC, Topic 280, and therefore, we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

INVESTMENT AND DISPOSITION ACTIVITIES

In September 2012, we completed the sale of our pharmacy business to Omnicare. We received $34.3 million in sale proceeds, which included $3.8 million in working capital. We recorded a pre‑tax capital gain on sale of the pharmacy business of $23.3 million. In connection with the sale, Omnicare did not acquire the real estate we own associated with one pharmacy located in South Carolina. In July 2014, we sold this real estate for a sales price of $0.2 million.

In April 2013, we sold two SNFs we owned with a total of 271 living units located in Michigan for an aggregate sale price of $8.0 million, which included the prepayment by the buyer of the then outstanding $7.5 million of HUD mortgage debt that encumbered those SNFs.

In June 2013, we decided to offer for sale an assisted living community we own with 32 living units located in Alabama.

In December 2013, we and SNH completed the sale of the real estate and the transfer of operations at two rehabilitation hospitals and 13 out‑patient clinics affiliated with those rehabilitation hospitals to unrelated third parties. We previously leased the rehabilitation hospitals from SNH and the out‑patient clinics from others. As a result of this transaction, SNH received proceeds of approximately $90.0 million for the sale of the real estate associated with the rehabilitation hospitals, we retained certain net assets of approximately $9.6 million and our annual rent payable to SNH and others decreased by approximately $11.5 million. In 2013, we recorded losses of $2.2 million relating to closing costs and legal fees associated with this transaction and we incurred $2.6 million of non‑cash asset impairment charges to reduce the fixed assets we owned which are related to the rehabilitation hospitals to their estimated fair market values.

We and SNH previously agreed that SNH would offer for sale 11 senior living communities we lease from SNH.    We and SNH have completed the following sales related to these properties:

In August 2013, we and SNH sold a SNF with 112 living units located in Missouri for a sale price of $2.6 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.3 million, or 10% of the net proceeds of the sale to SNH, in accordance with the terms of the applicable lease.

In January 2014, we and SNH sold an assisted living community with 48 living units located in Texas for a sale price of $2.4 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.2 million in accordance with the terms of the applicable lease.

In June 2014, we and SNH sold two SNFs with an aggregate of 139 living units located in Wisconsin for a sale price of $4.5 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.5 million in accordance with the terms of the applicable lease.

In October 2014, we and SNH sold an assisted living community with 55 living units located in Virginia for a sale price of $2.9 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.3 million in accordance with the terms of the applicable lease.

Also in October 2014, we and SNH sold an assisted living community and a SNF with an aggregate of 160 living units located in Arizona for a sale price of $5.9 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.6 million in accordance with the terms of the applicable lease.

In February 2015, we and SNH sold an assisted living community with 103 living units located in Pennsylvania for a sale price of $0.3 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by approximately $22,500 in accordance with the terms of the applicable lease.

We recorded $1.3 million of asset impairment charges during 2013 to reduce the assets we own relating to these 11 communities to their estimated fair market values, less costs to sell.

We can provide no assurance that we will be able to sell the senior living community that we are offering for sale, or that we and SNH will be able to sell the remaining three senior living communities we lease from SNH that are being offered for sale, or what the terms or timing of any sales may be.

In May 2014, we acquired a senior living community with 116 living units located in Alabama for approximately $19.9 million, including the assumption of approximately $13.9 million of mortgage debt and the assumption of approximately $0.1 million of net working capital liabilities, but excluding closing costs.

In December 2014, we began managing two senior living communities in Wisconsin. We manage these communities for SNH’s account pursuant to separate long term management agreements for communities that include assisted living units.

In March 2015, we entered into agreements to acquire two independent living communities with 68 and 84 living units, respectively, located in Tennessee for approximately $26.0 million, including the assumption of approximately $17.0  million of mortgage debt. We expect to fund this acquisition with cash on hand and borrowings under our Credit Facility. We expect this transaction to close during the second quarter of 2015.

During 2014 and 2013, we made capital expenditures for property, plant and equipment related to our continuing operations, on a net basis after considering the proceeds from sales of property and equipment to SNH, of $24.1 million and $29.1 million, respectively.

During 2014 and 2013, we received gross proceeds of $10.9 million and $6.3 million, respectively, in connection with the sale of available for sale securities and recorded a net realized gain of $0.4 million and a net realized loss of $5,000, respectively.

Key Statistical Data For the Years Ended December 31, 2014 and 2013

The following tables present a summary of our operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(dollars in thousands, except average monthly rate)	2014	2013	Change	%/bps Change
Senior living revenue	$1,099,228	$1,077,062	$22,166	2.1%
Management fee revenue	9,765	9,234	531	5.8%
Reimbursed costs incurred on behalf of managed communities	219,082	210,491	8,591	4.1%
Total revenue	1,328,075	1,296,787	31,288	2.4%
Senior living wages and benefits	(533,549)	(525,733)	(7,816)	(1.5)%
Other senior living operating expenses	(292,457)	(265,945)	(26,512)	(10.0)%
Costs incurred on behalf of managed communities	(219,082)	(210,491)	(8,591)	(4.1)%
Rent expense	(197,359)	(193,820)	(3,539)	(1.8)%
General and administrative expenses	(72,385)	(63,509)	(8,876)	(14.0)%
Depreciation and amortization expense	(31,834)	(27,022)	(4,812)	(17.8)%
Impairment of long-lived assets	(589)	(186)	(403)	(216.7)%
Interest, dividend and other income	867	781	86	11.0%
Interest and other expense	(5,131)	(5,227)	96	1.8%
Loss on early extinguishment of debt	—	(599)	599	100.0%
Gain (loss) on sale of available for sale securities	392	(5)	397	7,940.0%
Provision for income taxes	(56,385)	(1,916)	(54,469)	(2,842.8)%
Equity in earnings of an investee	87	334	(247)	(74.0)%
(Loss) income from continuing operations	$(79,350)	$3,449	$(82,799)	(2400.7)%

Total number of communities (end of period):
Owned and leased communities	212	211	1	0.5%
Managed communities	46	44	2	4.5%
Number of total communities(1)	258	255	3	1.2%

Total number of living units (end of period):
Owned and leased living units	23,101	22,986	115	0.5%
Managed living units	7,278	7,051	227	3.2%
Number of total living units	30,379	30,037	342	1.1%

Owned and leased communities:
Occupancy %	86.0%	85.9%	n/a	10	bps
Average monthly rate(2)	$4,516	$4,433	$83	1.9%
Percent of senior living revenue from Medicaid	10.9%	10.9%	n/a	—	bps
Percent of senior living revenue from Medicare	11.9%	12.5%	n/a	(60)	bps
Percent of senior living revenue from private and other sources	77.2%	76.6%	n/a	60	bps

(1)	Excludes those senior living communities we have classified as discontinued operations.
(2)	Average monthly rate is calculated as total operating revenues divided by occupied units during the period, multiplied by 30 days.

Comparable communities (senior living communities that we have owned or leased and operated continuously since January 1, 2013):

	Year Ended December 31,
(dollars in thousands, except average monthly rate)	2014	2013	Change	%/bps Change
Senior living revenue	$1,095,917	$1,077,062	$18,855	1.8%
Management fee revenue	9,249	9,234	15	0.2%
Senior living wages and benefits	(532,256)	(525,733)	(6,523)	(1.2)%
Other senior living operating expenses	(291,656)	(265,945)	(25,711)	(9.7)%
Total number of communities (end of period):
Owned and leased communities	211	211	n/a	—
Managed communities	39	39	n/a	—
Number of total communities(1)	250	250	n/a	—
Total number of living units (end of period):
Owned and leased living units	22,948	22,948	n/a	—
Managed living units	6,678	6,678	n/a	—
Number of total living units(2)	29,626	29,626	n/a	—

Owned and leased communities:
Occupancy %	86.0%	85.9%	n/a	10	bps
Average monthly rate(3)	$4,519	$4,433	$86	1.9%
Percent of senior living revenue from Medicaid	10.9%	10.9%	n/a	—	bps
Percent of senior living revenue from Medicare	11.9%	12.5%	n/a	(60)	bps
Percent of senior living revenue from private and other sources	77.2%	76.6%	n/a	60	bps

(1)	Excludes those senior living communities we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that was temporarily closed for a major renovation during part of 2013 and 2014.
(3)	Average monthly rate is calculated as total operating revenues divided by occupied units during the period, multiplied by 30 days.

Year ended December 31, 2014 Compared to year ended December 31, 2013

Our senior living revenue increased by 2.1% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to increased average monthly rates to residents who pay privately for our services and a modest increase in occupancy, partially offset by a $4.3 million revenue reserve to account for the repayment of Medicare payments that we have discovered were not received in compliance with applicable Medicare regulations.

Our management fee revenue and reimbursed costs at our managed communities increased 5.8% and 4.1%, respectively, during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to an increase during 2014 in the number of communities we managed from 44 to 46, the senior living communities we began managing during the year ended December 31, 2013 being reflected for the full period for the year ended December 31, 2014, and increases in our management fee revenues and reimbursed costs at our comparable managed communities, which was primarily due to increases in occupancy.

Our senior living wages and benefits increased by 1.5% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to increased employee health insurance costs.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 10.0% due to increased professional fees  and estimated penalties and other costs we have incurred or expect to incur in connection with an ongoing compliance related assessment at one of our SNFs, increased charges related to outsourcing certain of our housekeeping services, increased reserves and claims paid relating to our professional and general liability insurance program and increased utility and maintenance costs due to severe weather conditions experienced during the first quarter of 2014.

Our rent expense increased by 1.8% compared to the year ended December 31, 2013 primarily due to additional rent resulting from senior living community capital improvements we sold to SNH since January 1, 2014, in accordance with the terms of the applicable leases.

General and administrative expenses increased by 14.0% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to costs incurred in connection with the restatement of certain of our previously issued financial statements and the delayed preparation of our 2013 and 2014 financial statements.

Our depreciation and amortization expense increased by 17.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Impairment of long-lived assets increased for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to larger impairment charges recognized for 2014 than 2013 to reduce the carrying values of certain of our long-lived assets in continuing operations to their estimated fair values.

Our interest, dividend and other income increased by 11.0% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to increased dividends realized on our investments.

Our interest and other expense decreased by 1.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to our redemption in July 2013 of all of the $24.9 million in principal amount of the Notes then outstanding and the prepayment by the buyer of two of our SNFs we sold in April 2013 of our then outstanding mortgage debt that encumbered those SNFs, partially offset by increased costs incurred under our Credit Facility for the year ended December 31, 2014 compared to the year ended December 31, 2013. We recorded a loss on early extinguishment of debt, net of unamortized issuance costs, of $0.6 million related to the redemption of the Notes in 2013.

Gain (loss) on available for sale securities represents our realized gain or loss on investments.

For the year ended December 31, 2014, we recognized income tax expense from continuing operations of $56.4 million, of which $0.8 million represents current state tax expense that is payable without regard to our tax loss carry forwards. The increase in our provision for income taxes compared to the year ended December 31, 2013 is a result of our establishing a valuation allowance of $73.3 million against our net deferred tax assets. See Note 5 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information. We also recognized in the year ended December 31, 2014 income tax expense from discontinued operations of $0.1 million. As of December 31, 2014, our federal NOLs, which begin expiring in 2026 if unused, were approximately $112.2 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $17.2 million.

Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Discontinued operations:

We recorded a loss from discontinued operations for the year ended December 31, 2014 of $6.1 million, compared to loss of $5.8 million for the year ended December 31, 2013. The loss for 2014 was primarily due to losses incurred at assisted living communities and SNFs that we have sold or expect to sell. Loss from discontinued operations for the year ended December 31, 2013 is primarily due to losses we incurred at assisted living communities, SNFs and our rehabilitation hospital business that we have sold or expect to sell. The loss for the year ended December 31, 2014 included income tax expense of $0.1 million that we recognized in that period related to our discontinued operations.

Key Statistical Data For the Years Ended December 31, 2013 and 2012

The following tables present a summary of our operations for the years ended December 31, 2013 and 2012:

(dollars in thousands, except average monthly	For the years ended December 31,
rate)	2013	2012	Change	%/bps Change
Senior living revenue	$1,077,062	$1,074,333	$2,729	0.3%
Management fee revenue	9,234	5,817	3,417	58.7%
Reimbursed costs incurred on behalf of managed communities	210,491	127,656	82,835	64.9%
Total revenue	1,296,787	1,207,806	88,981	7.4%
Senior living wages and benefits	(525,733)	(522,444)	(3,289)	(0.6)%
Other senior living operating expenses	(265,945)	(261,857)	(4,088)	(1.6)%
Costs incurred on behalf of managed communities	(210,491)	(127,656)	(82,835)	(64.9)%
Rent expense	(193,820)	(190,184)	(3,636)	(1.9)%
General and administrative expenses	(63,509)	(61,817)	(1,692)	(2.7)%
Depreciation and amortization expense	(27,022)	(24,480)	(2,542)	(10.4)%
Impairment of long-lived assets	(186)	—	(186)	(100.0)%
Gain on settlement	—	3,365	(3,365)	(100.0)%
Interest, dividend and other income	781	881	(100)	(11.4)%
Interest and other expense	(5,227)	(6,268)	1,041	16.6%
(Loss) gain on early extinguishment of debt	(599)	45	(644)	(1,431.1)%
Loss on sale of available for sale securities	(5)	(19)	14	73.7%
Provision for income taxes	(1,916)	(7,098)	5,182	73.0%
Equity in earnings of Affiliates Insurance Company	334	316	18	5.7%
Income from continuing operations	$3,449	$10,590	$(7,141)	(67.4)%

Total number of communities (end of period):
Owned and leased communities	211	211	—	—
Managed communities	44	39	5	12.8%
Number of total communities(1)	255	250	5	2.0%
Total number of living units (end of period):
Owned and leased living units	22,986	22,986	—	—
Managed living units	7,051	6,678	373	5.6%
Number of total living units	30,037	29,664	373	1.3%

Occupancy %	85.9%	86.4%	n/a	(50)	bps
Average monthly rate(2)	$4,433	$4,373	$60	1.4%
Percent of senior living revenue from Medicaid	10.9%	11.2%	n/a	(30)	bps
Percent of senior living revenue from Medicare	12.5%	12.7%	n/a	(20)	bps
Percent of senior living revenue from private and other sources	76.6%	76.1%	n/a	50	bps

(1)	Excludes those senior living communities we have classified as discontinued operations.
(2)	Average monthly rate is calculated as total operating revenue divided by occupied units during the period, multiplied by 30 days.

Comparable communities (senior living communities that we have owned or leased and operated continuously since January 1, 2012):

(dollars in thousands, except average monthly rate)	2013	2012	Change	%/bps Change
Senior living revenue	$1,077,062	$1,074,333	$2,729	0.3%
Management fee revenue	4,462	3,228	1,234	38.2%
Senior living wages and benefits	(525,733)	(522,444)	(3,289)	(0.6)%
Other senior living operating expenses	(265,945)	(261,857)	(4,088)	(1.6)%
Total number of communities (end of period):
Owned and leased communities	211	211	n/a	—
Managed communities	23	23	n/a	—
Number of total communities(1)	234	234	n/a	—
Total number of living units (end of period):
Owned and leased living units	22,948	22,948	n/a	—
Managed living units	3,390	3,390	n/a	—
Number of total living units(2)	26,338	26,338	n/a	—

Owned and leased communities:
Occupancy %	85.9%	86.3%	n/a	(40)	bps
Average monthly rate(3)	$4,433	$4,373	$60	1.4%
Percent of senior living revenue from Medicaid	10.9%	11.2%	n/a	(30)	bps
Percent of senior living revenue from Medicare	12.5%	12.7%	n/a	(20)	bps
Percent of senior living revenue from private and other sources	76.6%	76.1%	n/a	50	bps

(1)	Excludes those senior living communities we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that was temporarily closed for a major renovation during part of 2013.
(3)	Average monthly rate is calculated as total operating revenue divided by occupied units during the period, multiplied by 30 days.

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

Our management fee revenue and reimbursed costs at our managed communities increased during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to an increase during 2013 in the number of communities we managed from 39 to 44, the senior living communities we began managing during the year ended December 31, 2012 being reflected for the full period for the year ended December 31, 2013, and increases in our management fee revenues and reimbursed costs at our comparable managed communities, primarily due to increases in occupancy.

Our senior living wages and benefits increased by 0.6% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increased employee health insurance and workers’ compensation costs, partially offset by certain lower wage costs.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 1.6% due to increased charges from various service providers, increased costs relating to our professional liability insurance program, increased utility costs due to severe weather conditions and general maintenance expenses.

Our rent expense increased by 1.9% compared to the year ended December 31, 2012 primarily due to additional rent resulting from senior living community capital improvements we sold to SNH since January 1, 2012, in accordance with the terms of the applicable lease.

General and administrative expenses increased by 2.7% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to costs incurred in connection with the restatement of certain of our previously issued financial statements and increased business management fees resulting from the increased size of our business, partially offset by lower costs associated with certain third party services.

Our depreciation and amortization expense increased by 10.4% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Impairment of long-lived assets increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to impairment charges recognized for 2013 to reduce the carrying values of certain of our long-lived assets in continuing operations to their estimated fair values.

Gain on settlement represents our gain recorded, net of legal fees, pursuant a settlement agreement, or the Settlement Agreement, with subsidiaries of Sunrise Senior Living Inc., or Sunrise.

Our interest, dividend and other income decreased by 11.4% for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to lower investable cash balances and lower yields realized on our investments.

Our interest and other expense decreased by 16.6% for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to our redemption of $12.4 million in principal amount of the Notes then outstanding and our repayment and subsequent termination of the bridge loan from SNH, or the Bridge Loan, in 2012 and our redemption of all of the $24.9 in million principal amount of the Notes then outstanding in 2013.

Loss on available for sale securities represents our realized loss on investments.

For the year ended December 31, 2013, we recognized tax expense from continuing operations of $1.9 million of which $1.1 million represents current state tax expense that is payable without regard to our tax loss carry forwards. The 2013 tax provision also includes a tax benefit of $1.5 million relating to a work opportunity tax credit program that expired in 2012 and which was retroactively reinstated on January 3, 2013 and extended by the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013. As prescribed by FASB ASC Topic 740, Accounting for Income Taxes, the effects of tax law changes are recognized in the period in which new legislation is enacted; and the total effect of the reinstatement of the work opportunity tax credit program relating to 2012 employee wages was recorded as a component of income tax expense in continuing operations during the first quarter of 2013. We also recognized in the year ended December 31, 2013 a tax benefit from discontinued operations of $3.5 million. As of December 31, 2013, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $81.6 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $15.3 million.

Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Discontinued operations:

We recorded a loss from discontinued operations for the year ended December 31, 2013 of $5.8 million, compared to income of $11.7 million for the year ended December 31, 2012. The loss in 2013 is primarily due to losses incurred at assisted living communities, SNFs and our rehabilitation hospitals that we have sold or expect to sell, which includes an impairment charge for long-lived assets of $4.2 million. Income from discontinued operations for the year ended December 31, 2012 is primarily due to the $23.3 million gain on sale that we recorded relating to the sale of our pharmacy business, partially offset by income tax expense of $5.4 million and losses we incurred at assisted living communities, SNFs and our rehabilitation hospital business that we have sold or expect to sell. The loss for the year ended December 31, 2013 is after giving effect to a tax benefit of $3.5 million that we recognized in that period related to our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had $21.0 million of unrestricted cash and cash equivalents and $25.0 million and $114.4 million available to borrow under our Credit Agreement and our Credit Facility, respectively. We expect to use the cash flow from our operations, our cash balances, borrowings under our Credit Agreement and our Credit Facility and proceeds from our sales to SNH of qualified capital improvements we may make to properties that we lease from SNH for increased rent pursuant to our leases with SNH to fund our operations, debt repayments, investments in and maintenance of our properties, future property acquisitions and other general business purposes. We have also in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter. If, however, our occupancies decline from historic levels, the non‑government rates we receive for our services decline or government reimbursement rates are reduced and we are unable to generate positive cash flow for an extended period, we expect that we would explore alternatives to fund our operations. Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our owned communities that are not subject to existing mortgages and issuing new debt or equity securities.

Available for Sale Securities

We routinely evaluate our available for sale investments to determine if they have been impaired. If the fair value of an investment is less than its book or carrying value and we expect that situation to continue for a more than a temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our available for sale investments by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer, and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings. We did not record an impairment charge for the years ended December 31, 2014, 2013 or 2012 for our available for sale securities.

Assets and Liabilities

At December 31, 2014, we had cash and cash equivalents of $21.0 million compared to $23.6 million at December 31, 2013. Our total current assets at December 31, 2014 were $121.8 million, compared to $150.9 million at December 31, 2013. The decrease in our total current assets at December 31, 2014 compared to December 31, 2013 primarily resulted from a decrease in our assets of discontinued operations, specifically the collection of accounts receivable from our former rehabilitation hospitals and the establishment of a full valuation allowance against our current deferred tax assets. Our current and long term liabilities were $215.4 million and $92.8 million, respectively, at December 31, 2014 compared to $198.5 million and $81.3 million, respectively, at December 31, 2013. The increase in our total current liabilities was primarily due to timing of certain accounts payable and accrued expenses, including reserves we have established in connection with our ongoing investigation and assessment of certain Medicare billing deficiencies. The increase in our total long term liabilities was primarily due to the assumption of mortgage debt in connection with our acquisition of a senior living community in the second quarter of 2014.

We had net cash flows from continuing operations of $22.3 million for the year ended December 31, 2014 compared to $35.8 million for the year ended December 31, 2013. Acquisitions of property and equipment, on a net basis after considering the proceeds from sales of such assets to SNH, were $24.1 million and $29.1 million for the years ended December 31, 2014 and 2013, respectively. During 2013, we redeemed and retired all of the $24.9 million in principal amount of the Notes then outstanding for $24.9 million, plus accrued interest.

Litigation Settlement

On May 29, 2012, we entered into the Settlement Agreement with Sunrise, pursuant to which we agreed to settle our long running litigation with Sunrise, involving amounts charged by Sunrise to us for certain insurance programs for senior living communities managed by Sunrise for us. Pursuant to the Settlement Agreement, Sunrise paid us $4.0 million in cash and we recorded a gain of $3.4 million, net of legal fees, in our consolidated statements of operations.

Compliance Matters

During 2014, as a result of our compliance program to review medical records related to our Medicare billing practices, we discovered potentially inadequate documentation and other issues at one leased SNF. This compliance review was not initiated in response to any specific complaint or allegation, but it was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we have made a voluntary disclosure of deficiencies to the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol. While our assessment of these matters is ongoing, we have informed the OIG that we expect our investigation and assessment to be completed by May 13, 2015. As of December 31, 2014, we have accrued a revenue reserve of $4.3 million to account for historical Medicare payments we expect to repay and we have accrued or expensed compliance costs of $3.6 million including an expected penalty amount and certain costs of the investigation of this matter. As a result of the continuing investigation and assessment of these deficiencies, additional deficiencies may be discovered which could increase our liability to the OIG and other costs.

Our Leases and Management Agreements with SNH

As of December 31, 2014, we leased 181 senior living communities (including four that we have classified as discontinued operations) from SNH under four leases. Our total annual rent payable to SNH as of December 31, 2014 was $190.7 million, excluding percentage rent based on increases in gross revenues at certain properties. We paid approximately $5.8 million, $5.1 million and $4.9 million in percentage rent to SNH for the years ended December 31, 2014, 2013 and 2012, respectively.

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH. During the year ended December 31, 2014, SNH reimbursed us $25.8 million for capital expenditures made at the properties leased from SNH and these purchases resulted in our annual rent being increased by approximately $2.1 million.

Since January 1, 2014, we have entered into several management agreements, pooling agreements and lease amendments with SNH and its affiliates. For more information regarding these activities and our leases and management agreements with SNH, see Note 15 to our Consolidated Financial Statements for the year ended December 31, 2014, in Part IV, Item 15 in this Annual Report on Form 10-K, which is incorporated herein by reference.

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent pursuant to our leases with SNH) and principal and interest payments on our debt.

During the past several years, weak economic conditions throughout the country have negatively affected many businesses both in and outside of our industry. These conditions have resulted in, among other things, a decrease in our communities’ occupancy, and it is unclear when these conditions, especially in the housing market, may materially improve. Although many of the services that we provide are needs-driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of current economic circumstances.  In recent years, economic indicators reflect an improving housing market; however, even with these improvements, housing sales activity remains below pre-recession levels and it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services.

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services. We derived approximately 23%, 23% and 24% of our consolidated revenues from continuing operations from these programs for each of the years ended December 31, 2014, 2013 and 2012, respectively.

Our net Medicare revenues from services to senior living community residents from continuing operations totaled $129.2 million, $132.8 million and $134.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $118.5 million, $116.2 million and $118.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

On July 31, 2014, CMS released its final rule for the Medicare PPS for SNFs for federal fiscal year 2015, which went into effect on October 1, 2014. As part of this rule, CMS will apply a net increase of 2% to Medicare payment rates for SNFs.

On April 1, 2014, PAMA extended the Medicare outpatient therapy cap exception process through March 31, 2015, further postponing the implementation of certain limits on Medicare payments for outpatient therapies. PAMA also extended the 0.5% increase to the MPFS rates through December 31, 2014 and provided no increase in the MPFS rates, to which Medicare outpatient therapy rates are tied, in the period between January 1, 2015 and March 31, 2015. Unless further delayed, the MPFS rates are scheduled to be reduced by 21.2% effective April 1, 2015.

Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce Medicaid rates. Despite these freezes and reduced payments to states, according to the 2013 Actuarial Report on the Financial Outlook for Medicaid, Medicaid enrollment is projected to increase at an average annual rate of 3.3% through 2022, due in part to the expansion in Medicaid eligibility under the ACA beginning in 2014.

In addition, on November 7, 2014, the Supreme Court agreed to hear a lawsuit challenging the legality of an IRS regulation that allows eligible individuals in all states to receive subsidies for health insurance under the ACA, even in states that have not established their own health exchanges. Such subsidies have provided certain eligible taxpayers with the ability to purchase or maintain health insurance. We are unable to predict the outcome of that challenge or the impact on our business.

Medicare and Medicaid programs provided approximately 68% and 70% of our revenues from our rehabilitation hospitals, which are included in our discontinued operations, for the years ended December 31, 2013 and 2012, respectively. IRF Medicare payments may be subject to subsequent upwards or downwards adjustments as part of the cost report settlement process.

In addition, our rehabilitation hospitals were required to satisfy the 60% Rule in order to be classified as an IRF by the Medicare program. Pursuant to the 60% Rule, at least 60% of a facility’s inpatient population must require intensive rehabilitation services for at least one of CMS’s 13 designated medical conditions. An IRF that fails to meet the requirements of the 60% Rule is subject to reclassification as a different type of healthcare provider, the effect of which would be to lower that IRF’s Medicare payment rates. We believe that we operated our IRFs in compliance with the 60% Rule during the period in which we operated them; however, we can provide no assurance that CMS will not make a determination that we were non‑compliant during this period. As previously noted, in the fourth quarter of 2013, we transferred our operations at our IRFs and affiliated clinics to third parties in connection with SNH’s sale of those IRFs.

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

For further information regarding government regulation and their possible impact on us and our business, revenues and operations, see “Business - Government Regulation and Reimbursement” of this Annual Report on Form 10-K.

Insurance

Increases over time in the costs of insurance, especially professional liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self‑insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase re‑insurance for claims in excess of the self‑insurance amounts. These increased costs may continue in the future. We, RMR and other companies to which RMR provides management services are the shareholders of an insurance company which has designed and reinsured a property insurance program in which we and the other shareholders participate. For more information about our existing insurance see “Business—Insurance” of this Annual Report on Form 10‑K.

Discontinued Operations

We have reclassified our consolidated balance sheets and our consolidated statements of operations for all periods presented in our financial statements to show the financial position and results of operations of our rehabilitation hospitals, pharmacies and the communities which have been sold or are expected to be sold as discontinued operations. Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Revenues	$22,051	$151,600	$213,020
Expenses	(28,028)	(154,578)	(218,565)
Impairment on assets	—	(4,153)	(644)
(Provision for) benefit from income taxes	(79)	3,539	(5,441)
(Loss) gain on sale	—	(2,197)	23,347
(Loss) income from discontinued operations	$(6,056)	$(5,789)	$11,717

Contractual Obligations Table

As of December 31, 2014, our contractual obligations from continuing and discontinued operations were as follows (dollars in thousands):

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations
Long term debt obligations(1)	$51,159	$1,786	$3,869	$16,190	$29,314
Projected interest on long term debt obligations(2)	20,029	2,692	5,086	4,011	8,240
Operating lease obligations(3)	2,433,556	193,247	386,649	386,864	1,466,796
Continuing care contracts(4)	1,370	—	673	410	287
Accrued self-insurance obligations(5)	37,268	—	26,474	8,318	2,476
Purchase commitments(6)	3,667	1,223	2,340	104	-
Total	$2,547,049	$198,948	$425,091	$415,897	$1,507,113

(1)	Long term debt obligations consist of the amounts due under two Federal National Mortgage Association, or FNMA, and three Federal Home Loan Mortgage Corporation, or FMCC, mortgages.

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

(4)

Non‑refundable resident continuing care contracts. See Note 2 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K for further information regarding these contracts.

(5)	Accrued self‑insurance obligations reflected on our balance sheet are insurance reserves related to workers’ compensation and professional liability insurance.
(6)	Purchase commitments consist of information technology related support and hosting contracts we have with unrelated third party vendors.

Debt Financings and Covenants

As of December 31, 2014, we had no outstanding borrowings under our Credit Agreement and $35.0 million outstanding under our Credit Facility. As of December 31, 2014, we had $51.2 million aggregate principal amount of mortgage notes outstanding. After giving effect to the amendment to our Credit Agreement discussed in Item 9B of this Annual Report on Form 10-K, as of December 31, 2014, we believe we were in compliance with all applicable covenants under our debt agreements. Our Credit Agreement matures in March 2016 and our Credit Facility matures April 2015. In March 2015, we notified the lenders under our Credit Facility of our intent to exercise our first one-year option to extend the maturity date of our Credit Facility to April 13, 2016. Subject to the payment of an extension fee and meeting certain other conditions, the lenders under our Credit Facility have agreed to extend our maturity date one year to April 13, 2016. There can be no assurance that we will be successful in renewing, refinancing or replacing either facility and any such renewal, refinancing or replacement may be on terms less favorable to us than the current terms. For more information regarding our debt financings and covenants, including terms governing such debt financings and their maturities, see Note 8 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K, which is incorporated herein by reference.

Off Balance Sheet Arrangements

We have pledged certain of our assets, such as accounts receivable, with a carrying value, as of December 31, 2014, of $13.7 million arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA. As of December 31, 2014, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

We have historical and continuing transactions with certain related persons, including: SNH which is our former parent company, our largest shareholder, our largest landlord and the owner of senior living communities that we manage; RMR which provides management services to both us and to SNH and employs our President and Chief Executive Officer and our Treasurer and Chief Financial Officer and one of our Managing Directors who is the majority owner of RMR; D&R Yongers LLC which is owned by officers of SNH and for which we provide management services; and AIC which we, SNH, RMR and four other companies to which RMR provides management services, jointly own and through which we and other AIC shareholders have arranged certain insurance. Also, both our Managing Directors are directors of RMR, all of our Independent Directors also serve as independent directors or independent trustees of other companies managed by RMR and we lease our headquarters building from an affiliate of RMR. For further information about these and other such relationships and related person transactions, please see Note 15 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our leases, forms of management agreements and related pooling agreements and former Bridge Loan agreement with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR, our headquarters lease with an affiliate of RMR and our shareholders agreement with AIC and its six other shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.

We believe that our agreements with SNH, RMR, D&R Yonkers LLC and AIC are on commercially reasonable terms. We also believe that our relationships with SNH, RMR, D&R Yonkers LLC and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Critical Accounting Policies

Our critical accounting policies concern revenue recognition, our assessments of the net realizable value of our accounts receivable and contractual allowances, reserves related to our self‑insurance programs, our valuations of our goodwill, other intangibles and long‑lived assets and our judgments and estimates concerning our provisions for income taxes.

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

Our policies for valuing accounts receivable involve significant judgments based upon our experience, including consideration of the age of the receivables, the terms of the agreements with our residents, their third party payers or other obligors, the residents’ or payers’ stated intent to pay, the residents’ or payers’ financial capacity and other factors which may include litigation or rate and payment appeal proceedings.

Determining reserves for Medicare repayment obligations and related costs including penalties, and the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents which we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material.

We review goodwill annually during the fourth quarter, or more frequently, if events or changes in circumstances exist, for impairment. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount to fair value. We evaluate goodwill for impairment at the reporting unit level; our reporting units are equivalent to our operating segments. All of our goodwill is located in our senior living reporting unit. We evaluated goodwill for impairment by comparing the fair value of the senior living reporting unit, as determined by discounted cash flows and market approaches, with its carrying value. The key assumptions used in the discounted cash flow analysis include expected future revenue growth, gross margins and our weighted average cost of capital. The key assumption in the market approach is the selection of guideline companies and the determination of earnings multiples. If the carrying value of the reporting unit exceeds our estimate of its fair value, we compare the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss. Our estimates of discounted cash flows as reflected in our baseline forecast may differ from actual cash flows due to, among other things, changes in economic conditions that adversely affect occupancy, reductions in government or third party reimbursement rates, changes to our business model or changes in operating performance affecting our gross margins. As a result of our annual goodwill impairment review, we believe that our goodwill was not impaired as of December 31, 2014.

As of our evaluation date, the fair value of the senior living reporting unit exceeds its carrying value by approximately 13%. As of December 31, 2014, our carrying amount of goodwill was $25.3 million. The key variables that affect the cash flows of our senior living reporting unit are estimated revenue growth rates, estimated operating expenses excluding interest and taxes, estimated capital expenditures, growth rate assumptions and the weighted average cost of our capital. We select the revenue growth rate based on our view of the growth prospects of the senior living reporting unit considering expected occupancy and private pay and government and third party payment rates. Estimated operating expenses and capital expenditures are based upon our historical and expected future operations. These assumptions are subject to uncertainty, including uncertainties related to our ability to increase the reporting unit’s revenue and improve its profitability. For the senior living reporting unit, relatively small declines in the future occupancy, payment rates or expenses and cash flows or small changes in other key assumptions may result in goodwill impairment charges. Future events that could have a negative effect on the fair value of our senior living reporting unit include, but are not limited to:

•	Decreases in revenues due to decreases in occupancy or our rates,
•	Decreases in revenues and profitability at our senior living communities due to the inability of residents who pay for our services with their private resources to afford our services,
•	Future Medicare and Medicaid rate reductions and other changes from the ACA or other regulations or regulatory rulemaking that impact our revenues,
•

Decreases in the reporting unit’s gross margins and profitability due to increased labor or other costs, or our inability to successfully stabilize a newly acquired, leased or managed community’s operations,

•	Increases in the weighted average cost of our capital including changes in market interest rates, and
•	Changes in the structure of our business as a result of changes in relationships with our related parties.

Changes in one or more of these factors could result in an impairment charge.

We review the carrying value of intangibles and long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected undiscounted cash flows that our asset or asset groups are expected to generate. This process requires that estimates be made and if we misjudge or estimate incorrectly this could have a material effect on our financial statements. As a result of our intangibles and long‑lived assets impairment review, we recorded $0.6 million of impairment charges to our intangibles and long‑lived assets related to our continuing operations as of December 31, 2014.

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States. Significant judgments and estimates are required in determining our income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we use to manage the underlying business. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income or loss.

As of December 31, 2014, we established a valuation allowance against our deferred tax assets. The decision to establish the valuation allowance was due to our assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important aspect of objective negative evidence evaluated was the significant losses incurred over the two-year period ending December 31, 2014 and, as a result of those losses, we expect to be in a cumulative loss position for the three-year period ending December 31, 2015. This objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of our deferred tax assets. For these reasons, we concluded that a full valuation allowance is required.

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

Impact of Inflation and Deflation

Inflation in the past several years in the United States has been modest. Future inflation might have both positive and negative impacts on our business. Rising price levels may allow us to increase occupancy charges to residents, but may cause our operating costs, including our percentage rent, to increase. Also, our ability to realize rate increases paid by Medicare and Medicaid programs may be limited despite inflation.

Deflation would likely have a negative impact upon us. A large component of our expenses consists of our fixed minimum rental obligations. Accordingly, we believe that a general decline in price levels which could cause our charges to residents to decline would likely not be fully offset by a decline in our expenses.

Seasonality

Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, nursing home and assisted living residents are sometimes discharged to join family celebrations and relocations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home and assisted living residents which can result in increased costs or discharges to hospitals. As a result of these factors, nursing home and assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lower earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flow to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

Impact of Climate Change

The current political debate about global climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our communities to increase in the future. In the long term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own or lease. We mitigate these risks by owning and leasing a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

At December 31, 2014, our outstanding fixed rate debt consisted of the following (dollars in thousands, except per share data):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Payments Due
Mortgages	$15,048	6.47%	$974	2018	Monthly
Mortgages	18,563	6.64%	1,233	2023	Monthly
Mortgages	5,832	8.99%	524	2025	Monthly
Mortgages	2,699	6.36%	172	2028	Monthly
Mortgages	9,017	6.20%	559	2032	Monthly
	$51,159		$3,461

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

Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above our per annum interest costs would increase or decrease by approximately $0.5 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2014, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would increase or decrease the fair value of those obligations by approximately $2.7 million and $2.5 million, respectively.

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

At December 31, 2014, our floating rate debt consisted of $35.0 million outstanding under our Credit Facility and no amounts outstanding under our Credit Agreement. Our Credit Facility matures in April 2016, subject to the payment of an extension fee and meeting certain other conditions, and our Credit Agreement matures in March 2016. No principal repayments are required under our Credit Facility or our Credit Agreement prior to maturity, and prepayments may be made, and redrawn, subject to conditions, at any time without penalty. Borrowings under our Credit Facility and our Credit Agreement are in U.S. dollars and typically bear interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. In addition, upon renewal or refinancing of our Credit Facility or our Credit Agreement, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. A change in interest rates generally would not affect the value of debt outstanding under our Credit Facility and our Credit Agreement but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2014 (dollars in thousands):

	Impact of Increase in Interest Rates
	Weighted			Annual Per
	Average		Total Interest	Common
	Interest Rate	Outstanding	Expense Per	Share
	Per Year	Debt	Year	Impact(1)
At December 31, 2014	2.76%	$35,000	$966	$0.02
100 basis point increase	3.76%	$35,000	$1,316	$0.03

(1)Based on the diluted weighted average shares outstanding for the year ended December 31, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2014 if we were fully drawn on our Credit Facility and our Credit Agreement (dollars in thousands):

	Impact of Increase in Interest Rates
	Weighted			Annual Per
	Average		Total Interest	Common
	Interest Rate	Outstanding	Expense Per	Share
	Per Year	Debt	Year	Impact(1)
At December 31, 2014	2.76%	$174,370	$4,813	$0.10
100 basis point increase	3.76%	$174,370	$6,556	$0.14

(1)	Based on the diluted weighted average shares outstanding for the year ended December 31, 2014.

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

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a‑15 and 15d‑15. Based upon that evaluation, our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, identified material weaknesses, described below, in our internal control over financial reporting as of December 31, 2014. As a result, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the material weaknesses described below.

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

In connection with preparing this Annual Report on Form 10‑K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework) and concluded that our internal control over financial reporting was not effective as of December 31, 2014 because of the material weaknesses described below.

We determined that we had material weaknesses in our internal controls due to a lack of sufficient personnel with requisite accounting competencies and that we had an insufficient level of oversight in the financial statement close process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

McGladrey LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting. Their report appears elsewhere herein.

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

Changes in Internal Control Over Financial Reporting

Except as noted above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting” there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Amendment and Restatement of Business Management Agreement.    On March 16, 2015, we and RMR entered into an amended and restated business management and shared services agreement. The current term of the business management agreement ends on December 31, 2015 and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. As amended, RMR may terminate the business management agreement upon 120 days’ written notice. Prior to the amendment, RMR could terminate the business management agreement upon 60 days’ written notice and could also terminate the business management agreement upon five business days’ notice if we underwent a change of control. Both prior to and after giving effect to the amendment, we have the right to terminate the business management agreement upon 60 days’ written notice, subject to approval by a majority vote of our Independent Directors.

As amended, if we terminate or elect not to renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination. Further, as amended, the business management agreement provides for certain proportional adjustments to the termination fee if we merge with another company to which RMR is providing business management and/or shared services or if we spin-off a subsidiary of ours to which we contributed assets and to which RMR is providing business management and/or shared services both at the time of the spin-off and on the date of the expiration or termination of the business management agreement. Also, as amended, RMR agrees to provide certain transition services to us for 120 days following termination by us or notice of termination by RMR. Certain other administrative, clarifying and conforming changes were also included in the amendment and restatement.  The business management agreement includes arbitration provisions for resolution of disputes.

The amendments to the business management agreement described above were negotiated, reviewed, approved and adopted by our Compensation Committee, which is comprised solely of Independent Directors. The foregoing descriptions of provisions of the business management agreement are not complete and are subject to and qualified in their entireties by reference to the amended and restated business management and shared services agreement, a copy of which is filed as Exhibit 10.51 to this Annual Report on Form 10-K, which is incorporated herein by reference.

For further information about our relationships and transactions with RMR, including the business management agreement, and the other entities to which RMR provides management services, and other related person transactions, please see Note 15 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Amended Credit Agreement.   On March 13, 2015, we and the lenders under our $25.0 million Credit Agreement entered into Amendment No. 3 to the Credit and Security Agreement, or the Amendment, which amended the defined term for EBITDA set forth in the Credit Agreement by excluding from the calculation of EBITDA certain costs associated with Medicare compliance deficiencies and made certain changes to the representations and warranties in the Credit Agreement to except certain failures to comply with Medicare billing, recordkeeping, reporting and related practices. The foregoing description of the Amendment is not complete and is subject to and qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.10, which is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We may grant options and common shares to our officers, Directors, employees and other individuals who render services to us under our Share Award Plan. In addition, each of our Directors received 10,000 shares in 2014 under the Share Award Plan as part of his or her annual compensation for serving as a Director. The terms of grants made under the Share Award Plan are determined by the Board of Directors, or a committee thereof, at the time of the grant. The following table is as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—Share Award Plan	None	None	4,518,940
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	4,518,940

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)Index to Financial Statements

Page
Consolidated Financial Statements of Five Star Quality Care, Inc.
Reports of Independent Registered Public Accounting Firms	F‑1 / F‑3
Consolidated Balance Sheets at December 31, 2014 and 2013	F‑4
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	F‑5
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012	F‑6
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012	F‑7
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F‑8
Notes to Consolidated Financial Statements	F‑9

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)Exhibits

Exhibit Number	Description
3.1

Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)

3.2

Articles Supplementary, as corrected by Certificate of Correction, dated March 19, 2004. (Incorporated by reference to the Company’s registration statement on Form 8‑A dated March 19, 2004 and the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2004, respectively, File Number 001‑16817.)

3.3	Articles Supplementary, dated April 16, 2014. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated April 16, 2014.)
3.4

Amended and Restated Bylaws of the Company, adopted February 14, 2012, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
10.1	2001 Stock Option and Stock Incentive Plan of the Company, as amended. (+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 25, 2006, File Number 001‑16817.)
10.2	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)
10.3	Five Star Quality Care, Inc. 2014 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2014.)
10.4	Form of Restricted Share Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
10.5	Representative form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)
10.6	Summary of Director Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2014.)
10.7

Credit and Security Agreement, dated as of March 18, 2010, among the Company, each of the Guarantors party thereto, Jefferies Finance LLC, as Arranger, Administrative Agent and Collateral Agent, and Jefferies Group Inc., as Issuing Bank. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated March 24, 2010.)

10.8

Amendment and Consent under Credit and Security Agreement, dated as of April 13, 2012, among the Company, the Guarantors party thereto, Jefferies Finance LLC, Jefferies Group, Inc. and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated April 13, 2012.)

10.9

Amendment No. 2 to the Credit and Security Agreement, dated as March 15, 2013, among the Company, the Guarantors named therein, and Jefferies Finance LLC. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated March 15, 2013.)

10.10

Amendment No. 3 to the Credit and Security Agreement, dated as of March 13, 2015, among the Company, the Guarantors named therein, each of the Lenders named therein and Jefferies Finance LLC. (Filed herewith.)

10.11

Credit Agreement, dated as of April 13, 2012, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated April 13, 2012.)

10.12

Transaction Agreement, dated December 7, 2001, among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust, the Company, certain subsidiaries of the Company, FSQ, Inc., Hospitality Properties Trust, Equity Commonwealth (formerly known as HRPT Properties Trust) and Reit Management & Research LLC. (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8‑K dated December 13, 2001, File Number 001‑15319.)

10.13

Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.14

Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009.)

10.15

Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009.)

10.16

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009.)

10.17

Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010.)

10.18

Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 8, 2011.)

10.19

Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 8, 2011.)

10.20

Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)

10.21

Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

10.22

Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)

10.23

Partial Termination of and Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of January 22, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)

10.24

Partial Termination of and Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

10.25

Partial Termination of and Twelfth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 31, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Filed herewith.)

10.26

Partial Termination of and Thirteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of February 17, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Filed herewith.)

10.27

Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.28

Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.29

Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009.)

10.30

Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010.)

10.31

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)

10.32

Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)

10.33

Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

10.34

Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 19, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated September 19, 2013.)

10.35

Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 1, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.36

Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.37

Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.38

First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009.)

10.39

Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 8, 2011.)

10.40

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)

10.41

Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

10.42

Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated July 10, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

10.43

Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.44

Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.45

Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.46

Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑ Q for the quarter ended September 30, 2012.)

10.47

Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, relating to the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.48	Representative form of Subordination, Assignment and Security Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)
10.49

Lease Realignment Agreement, dated as of August 4, 2009, among Senior Housing Properties Trust and certain of its subsidiaries and the Company and certain of its subsidiaries. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.50

Registration Rights Agreement, dated as of August 4, 2009, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.51

Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, the Company, Hospitality Properties Trust, Equity Commonwealth (formerly known as CommonWealth REIT), Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.)

10.52	Amended and Restated Business Management and Shared Services Agreement, dated as of March 16, 2015, between the Company and Reit Management & Research LLC. (+) (Filed herewith.)
10.53

Amended and Restated Pooling Agreement No. 1, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust, amending and restating the Pooling Agreement, dated as of May 12, 2011, between such parties. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

10.54

Pooling Agreement No. 2, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

10.55

Pooling Agreement No. 3, dated as of November 1, 2013, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.56

Representative form of Accession Agreement, dated as of November 1, 2012, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 2, dated as of October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)

10.57

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

10.58

Representative form of Management Agreement for assisted living communities, dated as of May 12, 2011, between FVE Managers, Inc., as Manager, and SNH SE Burlington Tenant LLC, as Owner. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 13, 2011.)

10.59

Amendment to AL Management Agreements, dated July 10, 2014, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

10.60

Villa Valencia Agreement, dated July 10, 2014, between SNH SE Tenant Inc. and certain other subsidiaries of Senior Housing Properties Trust and FVE Managers, Inc. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of McGladrey LLP. (Filed herewith.)
23.2	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
99.1

Amended and Restated Security Agreement (Lease No. 1), dated as of August 4, 2009, among Five Star Quality Care Trust, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

99.2

Amended and Restated Subtenant Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

99.3

Amended and Restated Subtenant Security Agreement (Lease No. 1), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

99.4

Amended and Restated Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

99.5

Amended and Restated Subtenant Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

99.6

Amended and Restated Subtenant Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

99.7

Amended and Restated Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

99.8

Amended and Restated Subtenant Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

99.9

Amended and Restated Subtenant Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

99.10

Amendment to Subtenant Security Agreement, dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010.)

99.11

Master Lease Agreement, dated as of September 1, 2008, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care‑RMI, LLC, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008, File Number 001‑16817.)

99.12

Guaranty Agreement, dated as of September 1, 2008, made by the Company for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008, File Number 001‑16817.)

99.13	Lease Agreement, dated as of May 12, 2011, between 400 Centre Street LLC and the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 13, 2011.)
99.14	First Amendment to Lease, dated as of December 23, 2014, between 400 Centre Street LLC and the Company. (Filed herewith.)
99.15

Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE McCarthy New Bern LLC, as Landlord, and FVE SE McCarthy New Bern LLC, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)

99.16

Guaranty Agreement, dated as of June 20, 2011, from the Company in favor of SNH/LTA SE McCarthy New Bern LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)

99.17

Lease Agreement, dated as of June 23, 2011, between SNH/LTA SE Wilson LLC, as Landlord, and FVE SE Wilson LLC, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)

99.18

Guaranty Agreement, dated as of June 23, 2011, from the Company in favor of SNH/LTA SE Wilson LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)

99.19

Amended and Restated Reimbursement Agreement, dated May 1, 2012, among Reit Management & Research LLC, TravelCenters of America LLC and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.)

99.20

Operations Transfer Agreement, dated as of May 29, 2012, among FVE Managers, Inc., certain subsidiaries of Sunrise Senior Living, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 29, 2012.)

99.21

Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

99.22

Representative form of Management Agreement for independent living communities, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2011.)

99.23

Amendment to IL Management Agreements, dated July 10, 2014, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

99.24

Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

99.25	First Amendment to Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Filed herewith.)
101.1

The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)  Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Five Star Quality Care, Inc.

We have audited the accompanying consolidated balance sheet of Five Star Quality Care, Inc. as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Star Quality Care, Inc. as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 16, 2015 expressed an opinion that Five Star Quality Care, Inc. had not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ McGladrey LLP

Boston, Massachusetts
March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited the accompanying consolidated balance sheet of Five Star Quality Care, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Quality Care, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
September 17, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Five Star Quality Care, Inc.

We have audited Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Five Star Quality Care, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. As of December 31, 2014, there were material weaknesses in the Company’s internal controls over financial reporting due to a lack of sufficient personnel with requisite accounting competencies and an insufficient level of oversight in the financial statement close process.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 16, 2015 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Five Star Quality Care, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Five Star Quality Care, Inc. and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Boston, Massachusetts

March 16, 2015

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$20,988	$23,628
Accounts receivable, net of allowance of $3,416 and $4,281 at December 31, 2014 and 2013, respectively	38,814	36,940
Due from related persons	12,641	11,659
Prepaid expenses	16,463	13,838
Investments in available for sale securities, of which $8,352 and $4,690 are restricted as of December 31, 2014 and 2013, respectively	23,436	19,150
Restricted cash	2,945	9,003
Current net deferred tax assets	—	13,289
Other current assets	5,031	6,672
Assets of discontinued operations	1,463	16,705
Total current assets	121,781	150,884

Property and equipment, net	357,186	340,276
Equity investment of an investee	6,827	5,913
Restricted cash	2,170	9,795
Restricted investments in available for sale securities	19,835	11,905
Goodwill and other intangible assets	25,904	26,407
Long term net deferred tax assets	—	41,830
Other long term assets	1,270	3,173
	$534,973	$590,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility, secured, principally by real estate	$35,000	$35,000
Accounts payable and accrued expenses	85,606	69,343
Accrued compensation and benefits	34,171	31,888
Due to related persons	20,338	20,587
Mortgage notes payable	1,786	1,159
Accrued real estate taxes	11,282	9,934
Security deposits and current portion of continuing care contracts	7,235	8,025
Other current liabilities	19,470	18,607
Liabilities of discontinued operations	504	3,985
Total current liabilities	215,392	198,528

Long term liabilities:
Mortgage notes payable	49,373	36,461
Continuing care contracts	1,370	1,531
Accrued self-insurance obligations	37,268	38,002
Other long term liabilities	4,788	5,283
Total long term liabilities	92,799	81,277

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 48,997,315 and 48,613,442 shares issued and outstanding at December 31, 2014 and 2013, respectively	490	486
Additional paid in capital	357,051	355,570
Accumulated deficit	(134,449)	(48,996)
Accumulated other comprehensive income	3,690	3,318
Total shareholders’ equity	226,782	310,378
	$534,973	$590,183

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2014	2013	2012
Revenues:
Senior living revenue	$1,099,228	$1,077,062	$1,074,333
Management fee revenue	9,765	9,234	5,817
Reimbursed costs incurred on behalf of managed communities	219,082	210,491	127,656
Total revenues	1,328,075	1,296,787	1,207,806

Operating expenses:
Senior living wages and benefits	533,549	525,733	522,444
Other senior living operating expenses	292,457	265,945	261,857
Costs incurred on behalf of managed communities	219,082	210,491	127,656
Rent expense	197,359	193,820	190,184
General and administrative	72,385	63,509	61,817
Depreciation and amortization	31,834	27,022	24,480
Impairment of long-lived assets	589	186	—
Gain on settlement	—	—	(3,365)
Total operating expenses	1,347,255	1,286,706	1,185,073

Operating (loss) income	(19,180)	10,081	22,733

Interest, dividend and other income	867	781	881
Interest and other expense	(5,131)	(5,227)	(6,268)
(Loss) gain on early extinguishment of debt	—	(599)	45
Gain (loss) on sale of available for sale securities reclassified from other comprehensive income (loss)	392	(5)	(19)

(Loss) income from continuing operations before income taxes and equity in earnings of an investee	(23,052)	5,031	17,372
Provision for income taxes	(56,385)	(1,916)	(7,098)
Equity in earnings of an investee	87	334	316
(Loss) income from continuing operations	(79,350)	3,449	10,590
(Loss) income from discontinued operations	(6,056)	(5,789)	11,717

Net (loss) income	$(85,406)	$(2,340)	$22,307

Weighted average shares outstanding—basic	48,028	48,277	47,952

Weighted average shares outstanding—diluted	48,028	49,263	50,134

Basic (loss) income per share from:
Continuing operations	$(1.65)	$0.07	$0.23
Discontinued operations	(0.13)	(0.12)	0.24
Net (loss) income per share—basic	$(1.78)	$(0.05)	$0.47

Diluted (loss) income per share from:
Continuing operations	$(1.65)	$0.07	$0.23
Discontinued operations	(0.13)	(0.12)	0.23
Net (loss) income per share—diluted	$(1.78)	$(0.05)	$0.46

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2014	2013	2012
Net (loss) income	$(85,406)	$(2,340)	$22,307
Other comprehensive income (loss):
Unrealized gain on investments in available for sale securities, net of tax of $151, $138 and $144, respectively	612	4	214
Equity in unrealized gain (loss) of an investee, net of tax	2	(51)	22
Realized (gain) loss on investments in available for sale securities reclassified and included in net income (loss), net of tax of $150, $3 and $8, respectively	(242)	2	11
Other comprehensive income (loss)	372	(45)	247
Comprehensive (loss) income	$(85,034)	$(2,385)	$22,554

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other
	Number of	Common	Paid in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance at December 31, 2011	47,899,312	$479	$352,722	$(68,963)	$3,116	$287,354
Comprehensive income:
Net income	—	—	—	22,307	—	22,307
Unrealized gain on investments in available for sale securities, net of tax	—	—	—	—	214	214
Realized loss on investments in available for sale securities reclassified and included in net income, net of tax	—	—	—	—	11	11
Equity in unrealized gain of an investee, net of tax	—	—	—	—	22	22
Total comprehensive income	—	—	—	22,307	247	22,554
Grants under share award plan and share based compensation	347,050	3	1,442	—	—	1,445
Repurchases under share award plan	(12,340)	—	—	—	—	—
Balance at December 31, 2012	48,234,022	482	354,164	(46,656)	3,363	311,353
Comprehensive loss:
Net loss	—	—	—	(2,340)	—	(2,340)
Unrealized gain on investments in available for sale securities, net of tax	—	—	—	—	4	4
Realized loss on investments in available for sale securities reclassified and included in net income, net of tax	—	—	—	—	2	2
Equity in unrealized loss of an investee, net of tax	—	—	—	—	(51)	(51)
Total comprehensive loss	—	—	—	(2,340)	(45)	(2,385)
Grants under share award plan and share based compensation	385,400	4	1,406	—	—	1,410
Repurchases under share award plan	(5,980)	—	—	—	—	—
Balance at December 31, 2013	48,613,442	$486	$355,570	$(48,996)	$3,318	$310,378
Comprehensive loss:
Net loss	—	—	—	(85,406)	—	(85,406)
Unrealized gain on investments in available for sale securities, net of tax	—	—	—	—	612	612
Realized gain on investments in available for sale securities reclassified and included in net income, net of tax	—	—	—	—	(242)	(242)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	2	2
Total comprehensive loss	—	—	—	(85,406)	372	(85,034)
Grants under share award plan and share based compensation	403,050	4	1,481	—	—	1,485
Repurchases under share award plan	(19,177)	—	—	(47)	—	(47)
Balance at December 31, 2014	48,997,315	$490	$357,051	$(134,449)	$3,690	$226,782

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(85,406)	$(2,340)	$22,307
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	33,470	28,109	24,480
Loss (gain) on early extinguishment of debt	—	599	(45)
Loss (gain) from discontinued operations before income tax	5,977	9,327	(17,158)
(Gain) loss on sale of available for sale securities	(392)	5	19
Impairment of long-lived assets	589	186	—
Equity in earnings of an investee	(87)	(334)	(316)
Stock-based compensation	1,485	1,410	1,445
Deferred income taxes	55,334	(2,793)	10,560
Provision for losses on receivables	4,777	6,412	4,446
Changes in assets and liabilities:
Accounts receivable	(6,651)	(4,147)	(2,431)
Prepaid expenses and other assets	(279)	2,334	(11,357)
Accounts payable and accrued expenses	13,387	(2,565)	18,623
Accrued compensation and benefits	2,283	(3,414)	1,403
Due to related persons, net	(1,601)	(1,074)	(6,773)
Other current and long term liabilities	(549)	4,062	2,305
Cash provided by operating activities	22,337	35,777	47,508

Cash flows from investing activities:
Deposits into (payments from) restricted cash and investment accounts, net	13,683	(84)	(9,784)
Acquisition of property and equipment	(49,916)	(53,766)	(51,805)
Acquisition of senior living communities, net of liabilities assumed	(5,926)	—	—
Purchase of available for sale securities	(22,431)	(13,974)	(5,076)
Investment in an investee	(825)	—	—
Proceeds from sale of property and equipment to Senior Housing Properties Trust	25,804	24,641	24,818
Proceeds from sale of available for sale securities	10,876	6,285	4,163
Cash used in investing activities	(28,735)	(36,898)	(37,684)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	20,000	85,000	62,500
Repayments of borrowings on credit facilities	(20,000)	(50,000)	(62,500)
Repayments of borrowings on a bridge loan from SNH	—	—	(38,000)
Purchase and retirement of convertible senior notes	—	(24,872)	(12,038)
Repayments of mortgage notes payable	(1,979)	(1,093)	(1,028)
Payment of employee tax obligations on withheld shares	(47)	—	—
Cash (used in) provided by financing activities	(2,026)	9,035	(51,066)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	5,519	(7,000)	1,763
Net cash provided by investing activities	265	5,610	35,885
Net cash used in financing activities	—	(7,534)	(142)
Net cash flows provided by (used in) discontinued operations	5,784	(8,924)	37,506

Change in cash and cash equivalents	(2,640)	(1,010)	(3,736)
Cash and cash equivalents at beginning of period	23,628	24,638	28,374
Cash and cash equivalents at end of period	$20,988	$23,628	$24,638

Supplemental cash flow information:
Cash paid for interest	$3,557	$3,361	$4,921
Cash paid for income taxes, net	$1,179	$1,884	$2,132

Non-cash activities:
Real estate acquisition	$(15,518)	$—	$—
Assumption of mortgage note payable	$15,518	$—	$—

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

1. Organization and Business

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2014, we operated 258 senior living communities located in 31 states with 30,379 living units, including 227 primarily independent and assisted living communities with 27,557 living units and 31 SNFs with 2,822 living units. As of December 31, 2014, we own and operate 31 communities (3,061 living units), we lease and operate 181 communities (20,040 living units) and we manage 46 communities (7,278 living units). Our 258 senior living communities, as of December 31, 2014, included 10,585 independent living apartments, 14,584 assisted living suites and 5,210 skilled nursing units. The foregoing numbers exclude: (i) one assisted living community with 32 living units that we own which is being offered for sale and is classified as a discontinued operation; and (ii) three SNFs and one assisted living community with a total of 265 living units that are leased by us from SNH that are being offered for sale and are classified as discontinued operations.

2. Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include our accounts and those of all of our consolidated subsidiaries. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

Use of Estimates.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Some significant estimates are included in our revenue recognition, self‑insurance reserves, the allowance for doubtful accounts, goodwill and long‑lived assets and contractual allowances.

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

Earnings Per Share.  We calculate basic earnings per common share, or EPS, by dividing net income (loss) (and income (loss) from continuing operations and income (loss) from discontinued operations) by the weighted average number of common shares outstanding during the year. We calculate diluted EPS using the more dilutive of the two‑class method or the treasury stock method.

Cash and Cash Equivalents.  Cash and cash equivalents, consisting of short term, highly liquid investments and money market funds with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

Equity Method Investments.  As of December 31, 2014, we and six other shareholders each owned approximately 14.3% of the outstanding equity of Affiliates Insurance Company, or AIC. Although we owned less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Directors are also directors of AIC. Under the equity method, we recorded our percentage share of net earnings from AIC in our consolidated statements of operations. If we determine there is an “other than temporary impairment” in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. As of December 31, 2014, we have invested $6,034 in AIC.

Investment Securities.  Investment securities that are held principally for resale in the near term are classified as “trading” and are carried at fair value with changes in fair value recorded in earnings. We did not hold any trading securities at December 31, 2014 or 2013.

Securities not classified as “trading” are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and “other than temporary impairment” losses recorded in our consolidated statements of operations. Realized gains and losses on all available for sale securities are recognized based on specific identification. Our available for sale investments at December 31, 2014 and 2013 consisted primarily of debt securities and equities. Restricted investments are kept as security for obligations arising from our self‑insurance programs. At December 31, 2014, these investments had a fair value of $43,271 and an unrealized holding gain of $2,298. At December 31, 2013, these investments had a fair value of $31,055 and an unrealized holding gain of $1,928.

In 2014, 2013 and 2012, our available for sale securities generated interest and dividend income of $788,  $693 and $799, respectively, which is included in interest, dividend and other income in our consolidated statements of operations.

The following table summarizes the fair value and gross unrealized losses related to our “available for sale” securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ending:

December 31, 2014
	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Investments	$7,761	$97	$1,797	$60	$9,558	$157

December 31, 2013
	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Investments	$7,392	$257	$—	$—	$7,392	$257

We routinely evaluate our available for sale investments to determine if they have been impaired. If the fair value of an investment is less than its book or carrying value and we expect that situation to continue for a more than temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our available for sale investments by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not fall within the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings. We did not record such an impairment charge for the years ended December 31, 2014, 2013 and 2012.

Restricted Cash.  Restricted cash as of December 31, 2014 and 2013 includes cash that we deposited as security for obligations arising from our self‑insurance programs and other amounts for which we are required to establish escrows, including: real estate taxes and capital expenditures as required by our mortgages, indemnification obligations associated with the sale of our pharmacy business and certain resident security deposits.

	2014		2013
	Current	Long term	Current	Long term
Insurance reserves	$913	$2,170	$3,859	$9,795
Real estate taxes and capital expenditures as required by our mortgages	1,376	—	1,182	—
Indemnification obligations associated with the sale of our pharmacy business	—	—	3,248	—
Resident security deposits	656	—	714	—
Total	$2,945	$2,170	$9,003	$9,795

Accounts Receivable and Allowance for Doubtful Accounts.  We record accounts receivable at their estimated net realizable value. Included in accounts receivable as of December 31, 2014 and 2013 are amounts due from the Medicare program of $12,409 and $11,173, respectively, and amounts due from various state Medicaid programs of $11,384 and $10,234, respectively.

We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents’ or third party payers’ stated intent to pay, the payers’ financial capacity to pay and other factors which may include likelihood and cost of litigation. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material. Our SNFs record their provision for doubtful accounts as a reduction of revenue, and during 2014, 2013 and 2012, we recorded a provision for doubtful accounts of $1,321,  $2,005 and $1,346, respectively. Allowance for doubtful accounts consists of the following:

Balance January 1, 2012	$3,160
Provision for doubtful accounts	4,446
Write-offs	(4,814)
Balance December 31, 2012	2,792
Provision for doubtful accounts	6,412
Write-offs	(4,923)
Balance December 31, 2013	4,281
Provision for doubtful accounts	4,777
Write-offs	(5,642)
Balance December 31, 2014	$3,416

Deferred Finance Costs.  We capitalize issuance costs related to borrowings and amortize the deferred costs over the terms of the respective loans. Our unamortized balance of deferred finance costs was $373 and $2,077 at December 31, 2014 and 2013, respectively. Accumulated amortization related to deferred finance costs was $3,414 and $2,263 at December 31, 2014 and 2013, respectively. At December 31, 2014, the weighted average amortization period remaining is approximately 1 year. The amortization expenses to be incurred during the next five years as of December 31, 2014 are $348 in 2015, $15 in 2016 and $2 in 2017,  2018 and 2019.

Property and Equipment.  Property and equipment is stated at cost, less accumulated depreciation. We record depreciation on property and equipment on a straight line basis over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements and up to seven years for personal property. We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our long‑lived assets. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent sales of similar assets, market conditions and projected cash flows of properties using standard industry valuation techniques.

Goodwill and Other Intangible Assets.  Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We review goodwill for impairment annually during the fourth quarter, or more frequently, if events or changes in circumstances exist. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount of goodwill to fair value. We evaluate goodwill for impairment at the reporting unit level, which we determined to be the operating segments we operate, by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches with its carrying value. The key assumptions used in the discounted cash flow analysis include future revenue growth, gross margins and our weighted average cost of capital. We select a growth rate based on our view of the growth prospect of each of our reporting units. If the carrying value of the reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of the potential impairment loss.

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

Legal Proceedings and Claims.  We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or ASC, Topic 450, Contingencies. Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

Compliance Matters.  As previously disclosed, as a result of our compliance program to review medical records related to  our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs.  This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules.  As a result of these discoveries, we have made a voluntary disclosure of deficiencies to the United States Department of Health and Human Services Office of the Inspector General (the “OIG”) pursuant to the OIG’s Provider Self-Disclosure Protocol.  While our assessment of these matters is ongoing, we have informed the OIG that we expect our investigation and assessment to be completed by May 13, 2015. As of December 31, 2014, we have accrued a revenue reserve of $4.3 million to account for historical Medicare payments we expect to repay and we have expensed ($1.4 million) and accrued ($2.2 million) to account for additional costs we have incurred or we expect to incur, including OIG imposed penalties as a result of this matter. As a result of the continuing investigation and assessment of these deficiencies, additional deficiencies may be discovered which could increase our liability to the OIG and other costs. Potential losses associated with such additional compliance deficiencies are reasonably possible but cannot be reasonably estimated at this time.

Self‑Insurance.  We self‑insure up to certain limits for workers’ compensation, professional liability claims, automobile claims and property losses. Claims in excess of these limits are insured up to contractual limits, over which we are self‑insured. We fully self‑insure all health related claims for our covered employees. Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material. Our total self-insurance reserves were $59,333 and $59,707 as of the year ended December 31, 2014 and 2013, respectively, and are included in accrued compensation and benefits, other current liabilities and accrued self-insurance obligations in our consolidated balance sheets.

Continuing Care Contracts.  Residents at one of our communities may enter into continuing care contracts with us. We offer two forms of continuing care contracts to new residents at this community. One form of contract provides that 10% of the resident admission fee becomes non‑refundable upon occupancy, and the remaining 90% becomes non‑refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months. The second form of contract provides that 30% of the resident admission fee is non‑refundable upon occupancy and 70% is refundable. Three other forms of continuing care contracts are in effect for existing residents but are not offered to new residents. One historical form of contract provides that the resident admission fee is 10% non‑refundable upon occupancy and 90% refundable. A second historical form of contract provides that the resident admission fee is 100% refundable. A third historical form of contract provides that the resident admission fee is 1% refundable and 99% non‑refundable upon admission. In each case, we amortize the non‑refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay refunds of our admission fees when residents relocate from our communities. We report the refundable amount of these admission fees as current liabilities and the non‑refundable amount as deferred revenue, a portion of which is classified as a current liability. The balance of refundable admission fees as of December 31, 2014 and 2013 were $3,425 and $3,863, respectively.

Leases.  On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a capital lease or an operating lease. None of our leases have met any of the criteria to be classified as a capital lease under FASB ASC Topic 840, Leases, and, therefore, we have accounted for all of our leases as operating leases.

Taxes.  FASB ASC Topic 740, Income Taxes, prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized. At December 31, 2014, our tax returns filed for the 2005 through 2014 tax years are subject to examination by taxing authorities.

We pay franchise taxes in certain states in which we have operations. We have included franchise taxes in general and administrative and other senior living operating expenses in our consolidated statements of operations.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences to be included in our financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, while the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the future, if we determine that we would be able to realize our deferred tax assets in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance and record an income tax benefit.

Fair Value of Financial Instruments.  Our financial instruments are limited to cash and cash equivalents, accounts receivable, available for sale securities, accounts payable and mortgage notes payable. Except for our mortgage notes payable, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2014 and 2013. We estimate the fair values using market quotes when available, discounted cash flow analysis and current prevailing interest rates.

Revenue Recognition.  We derive our revenues primarily from services to residents at our senior living communities and we record revenues when services are provided. We receive payment from governments or other third party payers for some of our services. We derived approximately 23%,  23% and 24% of our senior living revenues in 2014, 2013 and 2012, respectively, from payments under Medicare and Medicaid programs. Revenues under some of these programs are subject to audit and retroactive adjustment.

Medicare revenues from continuing operations at our senior living communities totaled $129,212,  $132,751 and $134,254 during 2014, 2013 and 2012, respectively. Medicaid revenues from continuing operations at our senior living communities totaled $118,536,  $116,220, and $118,505 during 2014, 2013 and 2012, respectively.

Substantially all community fees received are non‑refundable and are recorded initially as deferred revenue and are included in other current liabilities in our consolidated balance sheets. The deferred amounts are amortized over the life of the contract.

Reclassifications.  We have made reclassifications to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on net income or shareholders’ equity.

Recently Issued Accounting Pronouncements.  In June 2014, the FASB issued Accounting Standards Update 2014‑09, Revenue from Contracts with Customers (Topic 606), or ASU 2014‑09. ASU 2014‑09 aims to clarify the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. We are required to retrospectively adopt ASU 2014‑09 for fiscal periods beginning after December 15, 2016 and are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

Segment Information.  We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of third parties independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under FASB ASC Topic 280, and therefore, we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs and which is organized in the Cayman Islands.

3. Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2014	2013
Land	$24,172	$22,214
Buildings and improvements	308,779	286,467
Furniture, fixtures and equipment	136,839	114,765
Property and equipment, at cost	469,790	423,446
Accumulated depreciation	(112,604)	(83,170)
Property and equipment, net	$357,186	$340,276

For the years ended December 31, 2014, 2013 and 2012, we recorded depreciation expense of $29,434,  $25,871 and $22,882, respectively, relating to our property and equipment.

We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. As a result of our long-lived assets impairment review, we recorded $589 and $186 of impairment charges to certain of our long-lived assets in continuing operations for the years ended December 31, 2014 and 2013, respectively. We did not incur any impairment charges for the year ended December 31, 2012. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our asset or asset groups are expected to generate. The fair values of the impaired assets were $478 and $137 as of December 31, 2014 and 2013, respectively, and are considered to be a Level 3 fair value measurement.

As of December 31, 2013, we had assets of $9,342 included in our property and equipment that we subsequently sold during the year ended December 31, 2014 to SNH for increased rent pursuant to the terms of our leases with SNH. As of December 31, 2014, we had $7,799 of assets included in our property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.

4. Goodwill and Other Intangible Assets

The goodwill and other intangible assets balance relates to management agreements and trademarks we acquired in connection with a lease we entered into with SNH in 2009, goodwill and resident agreements we acquired in connection with our purchase of senior living communities in 2011 and 2014, and goodwill we recorded in connection with our other senior living community acquisitions in previous years. The changes in the carrying amount of goodwill and other intangible assets for the years ended December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013
Goodwill	$25,344	$25,344
Other intangible assets, net of accumulated amortization of $5,441 and $3,001 respectively	560	1,063
	$25,904	$26,407

Goodwill.  We review goodwill for impairment annually during our fourth quarter or more frequently if events or changes in circumstances exist. We evaluate goodwill for impairment at the reporting unit level; our reporting units are equivalent to our operating segments. All of our goodwill is located in our senior living reporting unit. As of October 1, 2014, we evaluated our goodwill for impairment and determined that the fair value of our reporting units exceeded their carrying values on that date. As December 31, 2014, no events or changes in circumstances had occurred that would trigger the need for an additional impairment review.

Intangible assets.  We amortize intangible assets using the straight line method over the useful lives of the assets which have identifiable useful lives commencing on the date of acquisition. Total amortization expense for amortizable intangible assets for the years ended December 31, 2014, 2013 and 2012 was $2,440,  $1,172 and $1,626, respectively. At December 31, 2014, the weighted average amortization period remaining for these intangible assets is approximately two years. Amortization expense is estimated to be approximately $306 in 2015, $91 in 2016, $84 in 2017, and $80 in 2018.

5. Income Taxes

Significant components of our deferred tax assets and liabilities at December 31, 2014 and 2013, were as follows:

	2014	2013
Current deferred tax assets:
Continuing care contracts	$124	$134
Allowance for doubtful accounts	1,467	2,376
Deferred gains on sale lease back transactions	1,525	1,383
Insurance reserves	1,226	1,188
Tax credits	30	352
Tax loss carry forwards	610	6,679
Other	2,794	1,746
Total current deferred tax assets before valuation allowance	7,776	13,858
Valuation allowance:	(6,528)	(454)
Total current deferred tax assets	1,248	13,404
Non-current deferred tax assets:
Continuing care contracts	565	592
Deferred gains on sale lease back transactions	579	735
Insurance reserves	2,773	2,880
Tax credits	17,160	14,883
Tax loss carry forwards	56,479	32,139
Impairment of securities	377	470
Depreciable assets	3,954	5,990
Other	800	1,054
Total non-current deferred tax assets before valuation allowance	82,687	58,743
Valuation allowance:	(70,392)	(3,149)
Total non-current deferred tax assets	12,295	55,594
Current deferred tax liabilities:
Employee stock grants	(75)	(115)
Non-current deferred tax liabilities:
Lease expense	(11,414)	(11,401)
Goodwill	(977)	(1,173)
Identifiable intangibles/other liabilities	(1,292)	(1,190)
Total non-current deferred tax liabilities	(13,683)	(13,764)
Net deferred tax asset (liabilities)	$(215)	$55,119

As of December 31, 2014, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2026 if unused, were approximately $112,182, and our tax credit carry forwards, which begin expiring in 2022 if unused, were approximately $17,191. We have an additional $333 of federal net operating loss carry forwards not reflected in the deferred taxes table above, that are attributable to unvested stock grants which will be recorded as an increase to additional paid in capital once they are realized in accordance with FASB ASC Topic 718. Our net operating loss carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important piece of objective negative evidence evaluated was the significant losses incurred over the two-year period ending December 31, 2014 and that, as a result of those losses, we expect to be in a cumulative loss position for the three-year period ending December 31, 2015. This objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence beyond our projections of future income to support the realizability of our deferred tax assets. Accordingly, on the basis of this assessment, as of December 31, 2014, we determined it is more likely than not that our net deferred tax assets will not be realized and concluded that a full valuation allowance is required, and we recorded increases to our valuation allowance totaling $73,318 during the year ended December 31, 2014. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

The changes in our valuation allowance for deferred tax assets were as follows:

		Amounts
	Balance at	Charged/	Amounts	Amounts
	Beginning of	(Credited) To	Charged Off,	Charged to	Balance at
	Period	Expense	Net of Recoveries	Equity	End of Period
Year Ended December 31, 2012	$3,363	$(1,175)	$—	$—	$2,188
Year Ended December 31, 2013	$2,188	$1,415	$—	$—	$3,603
Year Ended December 31, 2014	$3,603	$73,470	$—	$(152)	$76,921

For the year ended December 31, 2014, we recognized a provision for income taxes from continuing operations of $56,385, of which $848 represents current state tax expense that is payable without regard to our tax loss carry forwards. We also recognized a provision for income taxes from discontinued operations of $79.

The provision for income taxes from continuing operations is as follows:

	Years Ended December 31,
	2014	2013	2012
Current tax provision:
State	$848	$1,141	$1,183
Total current tax provision	848	1,141	1,183
Deferred tax (benefit) provision:
Federal	43,040	(1,042)	4,775
State	12,497	1,817	1,140
Total deferred tax provision	55,537	775	5,915
Total tax provision	$56,385	$1,916	$7,098

The principal reasons for the difference between our effective tax rate on continuing operations and the U.S. federal statutory income tax rate are as follows:

	For the years ended December 31,
	2014	2013	2012
Taxes at statutory U.S. federal income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	(6.5)%	35.9%	8.7%
Tax credits	(5.4)%	(42.1)%	(4.2)%
Change in valuation allowance	287.5%	2.6%	0.1%
Nondeductible meals and entertainment	0.5%	1.7%	0.5%
Nondeductible penalties	4.0%	1.7%	0.7%
Dividend received deduction	(0.3)%	(1.1)%	(0.8)%
Executive compensation	0.3%	1.6%	0.3%
Stock‑based compensation	0.2%	0.6%	0.1%
Other differences, net	0.3%	(0.2)%	(0.3)%
Effective tax rate	245.6%	35.7%	40.1%

We utilize a two‑step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2014, 2013 and 2012:

	For the years ended December 31,
	2014	2013	2012
Unrecognized tax benefits at January 1	$1,245	$1,086	$893
Additions for tax positions of prior years	—	—	—
Additions for tax positions of current year	134	159	193
Unrecognized tax benefits at December 31	$1,379	$1,245	$1,086

As of December 31, 2014, the total amount of unrecognized tax benefits totaled $1,379. It is reasonably possible the entire portion will be recognized in the next 12 months; an insignificant amount of which would impact the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense and such amounts were not material for the years ended December 31, 2014, 2013 and 2012.

6. Earnings Per Share

We computed basic EPS for the years ended December 31, 2014, 2013 and 2012 using the weighted average number of shares outstanding during the periods. Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two‑class method or the treasury stock method. Unvested shares issued under our equity compensation plan are deemed participating securities because they participate equally in earnings with all of our other common shares and are included in the calculation of diluted EPS. The effect of our former convertible senior notes due 2026, or the Notes, for the year ended December 31, 2013 was not included in the calculation of diluted EPS because to do so would have been antidilutive.

The following table provides a reconciliation of income (loss) from continuing operations and income (loss) from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Year Ended December 31,
	2014			2013			2012
	Income		Per	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share	(loss)	Shares	Share
(Loss) income from continuing operations	$(79,350)	48,028	$(1.65)	$3,449	48,277	$0.07	$10,590	47,952	$0.23
Effect of the Notes	—	—		344	986		677	2,182
Diluted (loss) income from continuing operations	$(79,350)	48,028	$(1.65)	$3,449	48,277	$0.07	$11,267	50,134	$0.23
Diluted (loss) income from discontinued operations	$(6,056)	48,028	$(0.13)	$(5,789)	48,277	$(0.12)	$11,717	50,134	$0.23

7. Fair Values of Assets and Liabilities

Our assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels.

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

Recurring Fair Value Measures

The table below presents the assets measured at fair value at December 31, 2014 and 2013 categorized by the level of inputs used in the valuation of each asset.

	As of December 31, 2014
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$4,632	$4,632	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	4,059	4,059	—	—
REIT industry	330	330	—	—
Other	3,841	3,841	—	—
Total equity securities	8,230	8,230	—	—
Debt securities
International bond fund(3)	2,385	—	2,385	—
High yield fund(4)	2,352	—	2,352	—
Industrial bonds	6,577	—	6,577	—
Government bonds	11,371	5,683	5,688	—
Financial bonds	2,704	—	2,704	—
Other	9,652	—	9,652	—
Total debt securities	35,041	5,683	29,358	—
Total available for sale securities	43,271	13,913	29,358	—
Total	$47,903	$18,545	$29,358	$—

	As of December 31, 2013
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$14,866	$14,866	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	3,668	3,668	—	—
REIT industry	704	704	—	—
Other	3,875	3,875	—	—
Total equity securities	8,247	8,247	—	—
Debt securities
International bond fund(3)	2,329	—	2,329	—
High yield fund(4)	2,309	—	2,309	—
Industrial bonds	5,234	—	5,234	—
Government bonds	7,075	4,558	2,517	—
Financial bonds	1,154	—	1,154	—
Other	4,706	—	4,706	—
Total debt securities	22,807	4,558	18,249	—
Total available for sale securities	31,054	12,805	18,249	—
Total	$45,920	$27,671	$18,249	$—

(1)

Cash equivalents, consisting of short term, highly liquid investments and money market funds held principally for obligations arising from our self-insurance programs. Cash equivalents are reported on our balance sheet as cash and cash equivalents and current and long term restricted cash. Cash equivalents include $2,792 and $13,181 of balances that are restricted at December 31, 2014 and 2013, respectively.

(2)

Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $23,436 and $19,835, respectively, at December 31, 2014 and $19,150 and $11,905, respectively, at December 31, 2013. Our investments in available for sale securities had amortized costs of $40,974 and $29,127 as of December 31, 2014 and 2013, respectively, had unrealized gains of $2,455 and $2,185 as of December 31, 2014 and 2013, respectively, and had unrealized losses of $157 and $257 as of December 31, 2014 and 2013, respectively. At December 31, 2014, 23 of the securities we hold, with a fair value of $7,761, have been in a loss position for less than 12 months and 10 of the securities we hold, with a fair value of $1,797, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, or we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the years ended December 31, 2014, 2013 and 2012, we received gross proceeds of $10,876,  $6,285 and $4,163, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $478,  $329 and $63, respectively, and gross realized losses totaling $86,  $334 and $82, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

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

During the year ended December 31, 2014, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value. Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the year ended December 31, 2014.

The carrying values of accounts receivable and accounts payable approximate fair value as of December 31, 2014 and December 31, 2013. The carrying value and fair value of our mortgage notes payable were $51,159 and $56,099, respectively, as of December 31, 2014 and $37,620 and $41,113, respectively, as of December 31, 2013, and are categorized in Level 3 of the fair value hierarchy in their entirety. We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 3 for discussion of fair value measurements related to impairments of our long-lived assets.

We evaluate the recoverability of goodwill assets on October 1 of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. See Note 4 for discussion of our annual review of goodwill impairment.

The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets and/or internally developed cash flow models, all of which are considered to be Level 3 fair value measurements.

See Note 11 for discussion of fair value measurements related to an acquisition that occurred during the second quarter of 2014.

8. Indebtedness

We have a $25,000 revolving secured line of credit, or our Credit Agreement, that is available for general business purposes, including acquisitions. The maturity date of our Credit Agreement is March 18, 2016. Borrowings under our Credit Agreement typically bear interest at LIBOR plus a premium of 250 basis points, or 2.66% as of December 31, 2014. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under the Credit Agreement. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. We made no borrowings under our Credit Agreement during the years ended December 31, 2014 and 2013 and, as of December 31, 2014, we had no amounts outstanding under our Credit Agreement. We incurred interest expense and other associated costs related to our Credit Agreement of $192,  $386 and $676 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

We also have a $150,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions. The maturity date of our Credit Facility was initially April 13, 2015, but, subject to the payment of extension fees and meeting certain other conditions, our Credit Facility includes options for us to extend its stated maturity date for two consecutive one-year periods. In March 2015, we notified the lenders under our Credit Facility of our intent to exercise our first one-year option to extend the maturity date of our Credit Facility to April 13, 2016.  Subject to the payment of an extension fee and meeting certain other conditions, the lenders under our Credit Facility have agreed to extend our maturity date one year to April 13, 2016. Borrowings under our Credit Facility typically bear interest at LIBOR plus a premium of 250 basis points, or 2.66% as of December 31, 2014. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the Credit Facility. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. The weighted average interest rate for borrowings under our Credit Facility was 2.76% and 3.05% for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had $35,000 outstanding under our Credit Facility. We incurred interest expense and other associated costs related to our Credit Facility of $2,272,  $1,985 and $1,746 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Our Credit Agreement and our Credit Facility contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. On March 13, 2015, we and the lenders under our Credit Agreement entered into Amendment No. 3 to the Credit and Security Agreement, which amended the defined term for EBITDA set forth in the Credit Agreement by excluding from the calculation of EBITDA certain costs associated with Medicare compliance deficiencies and made certain changes to the representations and warranties in the Credit Agreement to except certain failures to comply with Medicare billing, recordkeeping, reporting and related practices.

In May 2011, we entered into the bridge loan from SNH, or the Bridge Loan, under which SNH agreed to lend us up to $80,000 to fund a part of the purchase price for our acquisitions of certain assets of six senior living communities located in Indiana, or the Indiana Communities. During 2011, we completed our acquisitions of the assets of the Indiana Communities and, in connection with the acquisitions, borrowed $80,000 under the Bridge Loan. During 2011, we repaid $42,000 of this advance with proceeds from a public offering of our common shares and cash generated by operations. In April 2012, we repaid in full the principal amount then outstanding under the Bridge Loan, resulting in termination of the Bridge Loan. We funded the April 2012 repayment of the Bridge Loan with borrowings under our Credit Facility and cash on hand. We incurred interest expense and other associated costs related to the Bridge Loan of $314 for the year ended December 31, 2012.

At December 31, 2014, we had six irrevocable standby letters of credit outstanding totaling $963. The six letters of credit are security for our lease obligation to HCP, Inc., or HCP, to an automobile maintenance company and to a mortgagee of our property encumbered by a Federal National Mortgage Association, or FNMA, insured mortgage. The letters of credit are renewed annually. The maturity dates for these letters of credit range from April 2015 to August 2015. Our obligations under these letters of credit are secured by cash.

In October 2006, we issued $126,500 principal amount of the Notes. Our net proceeds from this issuance were approximately $122,600. The Notes bore interest at a rate of 3.75% per annum and were convertible into our common shares at any time. The conversion rate, which was subject to adjustment, was 76.9231 common shares per $1 principal amount of the Notes, which represented a conversion price of $13.00 per share. The Notes were guaranteed by certain of our wholly owned subsidiaries. The Notes were scheduled to mature on October 15, 2026. We were entitled to prepay the Notes at any time and the holders were entitled to require us to purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest. We have periodically repurchased Notes in open market transactions or in privately negotiated transactions. During 2012, we purchased and retired $12,410 par value of the outstanding Notes and recorded a gain on early extinguishment of debt, net of unamortized issuance costs, of $45. On July 8, 2013, we redeemed all of the $24,872 principal amount of the Notes then outstanding at a redemption price equal to the principal amount, plus accrued and unpaid interest. We recorded a loss on early extinguishment of debt, net of unamortized issuance costs, of $599. We funded these purchases principally with available cash and borrowings under our Credit Facility. Interest expense and other associated costs related to the Notes was $511 and $1,124 for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2014, five of our senior living communities were encumbered by mortgage notes with an aggregate outstanding principal balance of $51,159: (1) two of our communities were encumbered by FNMA mortgage notes and (2) three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes. These mortgages contain FNMA and FMCC, respectively, standard mortgage covenants. We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes as part of our acquisitions of the encumbered communities in order to record the assumed mortgage notes at their estimated fair value. We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes. The following table is a summary of these mortgage notes as of December 31, 2014:

Balance as of	Contractual Stated		Effective			Monthly
December 31, 2014	Interest Rate		Interest Rate		Maturity Date	Payment
$15,048	6.47%		3.45%		June 2018	95
18,563	6.64%		5.86%		June 2023	$123
5,832	8.99%		5.46%		February 2025	63
2,699	6.36%		6.70%		September 2028	25
9,017	6.20%		6.70%		September 2032	72
$51,159	6.77	%(1)	5.30	%(1)		$378

(1)	Weighted average interest rate.

We incurred mortgage interest expense, including premium amortization, of $2,665,  $3,010 and $2,843 for the years ended December 31, 2014, 2013 and 2012, respectively, including interest expense recorded in discontinued operations. Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable FNMA and FMCC approval. As of December 31, 2014, we believe we were in compliance with all applicable covenants under these mortgages.

Principal payments due under the terms of these mortgages are as follows:

2015	1,786
2016	1,883
2017	1,986
2018	14,660
2019	1,530
Thereafter	29,314
$51,159

9. Leases

As of December 31, 2014, we leased 181 senior living communities from SNH under four leases (including four that we have classified as discontinued operations). As of December 31, 2014, we also leased four senior living communities under a lease with HCP. These leases are “triple‑net” leases which require that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term.

Our leases with SNH require us to pay percentage rent at 174 of the senior living communities we lease from SNH equal to 4% of the amount by which gross revenues, as defined in our leases, exceeds gross revenues in a base year. We recorded approximately $5,775,  $5,149  and $4,888 in percentage rent to SNH for the years ended December 31, 2014, 2013 and 2012, respectively. Our lease with HCP contains a minimum annual escalator of 2%, but not greater than 4%, depending on increases in certain cost of living indexes.

At our request, SNH may purchase renovations and improvements to communities we lease from SNH in return for rent increases according to formulas in the leases; however, SNH is not obligated to purchase these renovations and improvements from us and we are not required to sell them to SNH. In 2014, 2013 and 2012, SNH funded $25,804,  $27,208 and $30,520, respectively, for renovations and improvements to some of our communities and, as a result, our annual rent increased by $2,066,  $2,177 and $2,456, respectively.

The following table is a summary of our real property leases as of December 31, 2014 (including four senior living communities that we have classified as discontinued operations):

		Annual
		Minimum Rent
		as of
	Number of	December 31,	Current
	Properties	2014	Expiration date	Remaining Renewal Options
1. Lease No. 1 for SNFs and independent and assisted living communities(1)	86	$58,475	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs and independent and assisted living communities	49	62,889	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities (2)	17	34,388	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities (3)	29	34,911	April 30, 2032	Two 15-year renewal options.
5. One HCP lease	4	2,550	April 30, 2028	One 10-year renewal option.
Totals	185	$193,213

(1)

Lease No. 1 is comprised of two separate leases. One of these two leases exists to accommodate a mortgage financing in effect at the time SNH acquired the property; we have agreed with SNH to combine these two leases into one lease when this mortgage financing is paid in full.

(2)	Lease No. 3 exists to accommodate certain mortgage financing by SNH.
(3)

Lease No. 4 is comprised of two separate leases. One of these two leases exists to accommodate a mortgage financing in effect at the time SNH acquired the property; we have agreed with SNH to combine these two leases into one lease when the mortgage financing is paid in full.

The future minimum rents required by our leases as of December 31, 2014, are as follows:

2015	193,247
2016	193,298
2017	193,351
2018	193,405
2019	193,459
Thereafter	1,466,796
$2,433,556

10. Shareholders’ Equity

We have common shares available for issuance under the terms of our equity compensation plan,  or our Share Award Plan. We issued 403,050,  385,400 and 347,050 of our common shares in 2014, 2013 and 2012, respectively, to our Directors, officers and others who provide services to us. We valued these shares at the average price of our common shares on the exchange on which they were listed on the dates of issue, or $1,742 in 2014, based on a $4.32 weighted average share price, $1,758 in 2013, based on a $4.56 weighted average share price, and $1,638 in 2012, based on a $4.72 weighted average share price. Shares issued to Directors vest immediately; one fifth of the shares issued to our officers and others (other than our Directors) vest on the date of grant and on the four succeeding anniversaries of the date of grant. Our unvested common shares totaled 647,330,  611,220 and 546,920 as of the years ended December 31, 2014, 2013 and 2012, respectively. Share based compensation expense is recognized ratably over the vesting period and is included in general and administrative expenses in our consolidated statements of operations. We recorded share based compensation expense of $1,485,  $1,410 and $1,445 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the estimated future stock compensation expense for unvested shares was $2,789 based on the grant date closing share price for awards granted to our Directors, officers and others, and based on the closing share price of $4.15 on December 31, 2014 for awards granted to non-employees. The weighted average period over which the stock compensation expense will be recorded is approximately 2.1 years. As of December 31, 2014, 4,518,940 of our common shares remain available for issuance under our Share Award Plan.

In 2014, employees and officers of ours who are recipients of our share awards were permitted to elect to have us withhold the number of their then vesting common shares with a fair market value equal to, but not greater than, the minimum required tax withholding obligations with respect to their vesting share awards in satisfaction of those withholding obligations. During 2014, we acquired through this share withholding process an aggregate of 11,377 common shares with an aggregate value of $47, which is reflected as an increase to accumulated deficit in our consolidated balance sheet.

11. Acquisition

In May 2014, we acquired a senior living community with 116 living units located in Alabama for approximately $19,914, including the assumption of approximately $13,920 of mortgage debt and the assumption of approximately $68 of net working capital liabilities, but excluding closing costs. This community primarily offers independent and assisted living services that are currently 100% paid by residents from their private resources. We funded this acquisition with cash on hand and borrowings under our Credit Facility. We incurred acquisition related costs of $81 during the second quarter of 2014. These costs include transaction costs, professional fees and other acquisition related expenses. The allocation of the purchase price was based on management’s judgment after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair value of liabilities assumed. The definite lived intangible assets were valued using the income approach and are categorized in Level 3 of the fair value hierarchy. The valuation of certain tangible assets and liabilities acquired was determined using the cost approach. For personal property, we primarily used the cost approach to estimate reproduction or replacement cost. The fair value of these assets and liabilities are also categorized in Level 3 of the fair value hierarchy. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Land	$1,208
Buildings and improvements	17,946
Furniture, fixtures and equipment	421
Total property, plant and equipment	19,575

Intangible assets	1,937
Premium on assumed mortgage debt	(1,598)
$19,914

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

In September 2012, we completed the sale of our pharmacy business to Omnicare, Inc., or Omnicare. We received $34,298 in sale proceeds from Omnicare, which included $3,789 in working capital. We recorded a pre‑tax capital gain on sale of the pharmacy business of $23,347. In connection with the sale, Omnicare did not acquire the real estate we own associated with one pharmacy located in South Carolina. In July 2014, we sold this real estate for a sales price of $205. We recorded an asset impairment charge of $57 during the fourth quarter of 2013 to reduce the carrying value of this real estate to its estimated fair value, less costs to sell.

In June 2013, we decided to offer for sale an assisted living community we own with 32 living units located in Alabama. We are in the process of offering this community for sale.

Please see Note 15 below for a discussion of 11 senior living communities and two rehabilitation hospitals that we lease or had leased from SNH which are included in discontinued operations for all of the periods presented in these consolidated financial statements; seven of which had been sold as of December 31, 2014 and one additional of which was sold in February 2015.

We can provide no assurance that we will be able to sell the senior living community that we are offering for sale, or that we and SNH will be able to sell the remaining three senior living communities that we lease from SNH that are being offered for sale, or what the terms or timing of any sales may be.

We have reclassified our consolidated balance sheets and consolidated statements of operations for all periods presented to show the financial position and results of operations of our pharmacies, rehabilitation hospitals and the communities which have been sold or are expected to be sold as discontinued. Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Revenues	$22,051	$151,600	$213,020
Expenses	(28,028)	(154,578)	(218,565)
Impairment on discontinued assets	—	(4,153)	(644)
(Provision for) benefit from income taxes	(79)	3,539	(5,441)
(Loss) gain on sale	—	(2,197)	23,347
(Loss) income from discontinued operations	$(6,056)	$(5,789)	$11,717

13. Off Balance Sheet Arrangement

We have pledged our accounts receivable and certain other assets, with a carrying value, as of December 31, 2014, of $13,744, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA. As of December 31, 2014, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

15. Related Person Transactions

We have adopted written Governance Guidelines that describe the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Directors and our Board of Directors reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board of Directors and (ii) the affirmative vote of a majority of our Independent Directors. In determining whether to approve or ratify a transaction, our Board of Directors, or disinterested Directors or Independent Directors, as the case may be, also act in accordance with any applicable provisions of our charter and bylaws, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us and our stockholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies, charter and bylaws, each as described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Business Conduct and Ethics and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.fivestarseniorliving.com.

SNH

We were formerly a 100% owned subsidiary of SNH, SNH is our largest landlord and our largest stockholder and we manage senior living communities for SNH. In 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. As of December 31, 2014, SNH owned 4,235,000 of our common shares, or approximately 8.6% of our outstanding common shares. One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of SNH. Mr. Barry Portnoy’s son, Mr. Adam Portnoy, also serves as a managing trustee of SNH. SNH’s executive officers are officers of RMR and SNH’s President and Chief Operating Officer is a director of RMR. In order to effect this spin‑off and to govern relations after the spin‑off, we entered into agreements with SNH and others. We have entered into various leases with SNH and other agreements that include provisions that confirm and modify these undertakings. Among other matters, these agreements provide that:

•

so long as SNH remains a real estate investment trust, we may not waive the share ownership restrictions in our charter on the ability of any person or group to acquire more than 9.8% of any class of our equity shares without the consent of SNH;

•

so long as we are a tenant of, or manager for, SNH, we will not permit nor take any action that, in the reasonable judgment of SNH, might jeopardize the tax status of SNH as a real estate investment trust;

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

As of December 31, 2014, we leased 181 senior living communities (including four that we have classified as discontinued operations) from SNH under four combination leases. Under our leases with SNH, we pay SNH minimum rent plus percentage rent based on increases in gross revenues at certain properties. Our total minimum annual rent payable to SNH as of December 31, 2014 was $190,663, excluding percentage rent. Our total rent expense (which includes rent for all properties we lease from SNH, including properties we have classified as discontinued operations) under all of our leases with SNH, net of lease inducement amortization, was $195,538,  $202,868 and $200,036 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, we had outstanding rent due and payable to SNH of $17,310 and $17,960, respectively. During the years ended December 31, 2014, 2013 and 2012, pursuant to the terms of our leases with SNH, we sold $25,804,  $27,208 and $30,520, respectively, of improvements made to properties leased from SNH and, as a result, our annual rent payable to SNH increased by approximately $2,066,  $2,177 and $2,456, respectively. As of December 31, 2014, our property and equipment included $7,799 for similar improvements we have made to properties we lease from SNH that we expected to request that SNH purchase from us for an increase in future rent; however, SNH is not obligated to purchase these improvements.

In December 2013, pursuant to the Purchase Agreement, we and SNH sold the real estate and transferred the operations at two rehabilitation hospitals and 13 out‑patient clinics affiliated with those rehabilitation hospitals to unrelated third parties. As a result of this transaction, SNH received proceeds of approximately $90,000 for the sale of the real estate associated with those rehabilitation hospitals and we retained certain net assets of approximately $9,591. These rehabilitation hospitals were previously leased to us by SNH under one of our combination leases with SNH, Lease No. 2, and the affiliated clinics were leased to us by third parties. Pursuant to an amendment to Lease No. 2 that we entered into in September 2013 in connection with our and SNH’s agreement to sell the real estate and transfer the operations at the rehabilitation hospitals, Lease No. 2 terminated with respect to the rehabilitation hospitals and our annual rent paid to SNH under Lease No. 2 was reduced by $9,500 upon the closing of this transaction. The lease amendment also provides for an allocation of indemnification obligations under the Purchase Agreement between SNH and us.

We and SNH previously agreed that SNH would offer for sale 11 senior living communities we lease from SNH, which we have classified as discontinued operations. Our rent payable to SNH is reduced as these sales occur pursuant to terms set in our leases with SNH.  In August 2013, we and SNH sold one of these communities, a SNF located in Missouri with 112 living units, for a sale price of $2,550, and as a result of this sale, our annual minimum rent payable to SNH decreased by $255 in accordance with the terms of the applicable lease. In January 2014, we and SNH sold one of these communities, an assisted living community located in Texas with 48 assisted living units, for a sale price of $2,400, and as a result of this sale, our annual minimum rent payable to SNH decreased by $210 in accordance with the terms of the applicable lease. In June 2014, we and SNH sold two of these communities, both of which are SNFs located in Wisconsin, with an aggregate of 139 living units, for a sale price of $4,500, and as a result of this sale, our annual minimum rent payable to SNH decreased by $450 in accordance with the terms of the applicable lease. In October 2014, we and SNH sold one of these communities, an assisted living community in Virginia with 55 assisted living units, for a sale price of $2,850, and as a result of this sale, our annual minimum rent payable to SNH decreased by $285 in accordance with the terms of the applicable lease. Also in October 2014, we and SNH sold an assisted living community and a SNF located in Arizona with an aggregate of 160 living units, for a sale price of $5,900, and as a result of this sale, our annual minimum rent payable to SNH decreased by $590 in accordance with the terms of the applicable lease. In February 2015, we and SNH sold an assisted living community located in Pennsylvania with 103 living units, for a sale price of $250, and as a result of this sale, our annual minimum rent payable to SNH decreased by $23 in accordance with the terms of the applicable lease. We can provide no assurance that we and SNH will be able to sell the remaining three senior living communities we lease from SNH that are being offered for sale, or what the terms or timing of any sales may be.

In July 2014, we and SNH entered into the Fifth Amendment to the Amended and Restated Master Lease Agreement (Lease No. 4), or Lease No. 4, pursuant to which we exercised the first of our existing lease extension options under Lease No. 4, extending the term from April 30, 2017 to April 30, 2032, and SNH granted us a third option for us to extend the term of Lease No. 4 from May 1, 2047 to April 30, 2062.

As of December 31, 2014, we managed 46 senior living communities for the account of SNH, each pursuant to long term management agreements on substantially similar terms. With the exception of the management agreement for the senior living community in New York described below, the management agreements for the communities we manage for SNH’s account provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital. The management agreements generally expire on December 31, 2031, 2032, 2033 or 2035, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements provide that we and SNH each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

In connection with these management agreements, we and SNH have entered into four combination agreements, or pooling agreements: three pooling agreements combine certain of our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements; and a fourth pooling agreement combines our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement. The management agreements that are included in each of the pooling agreements are on substantially similar terms. The first AL Pooling Agreement, which we entered into in May 2011, includes 20 identified communities and the second AL Pooling Agreement, which we entered into in October 2012, includes 19 identified communities. We and SNH entered into our third AL Pooling Agreement in November 2013 and that pooling agreement currently includes three identified communities. We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes two identified communities that have only independent living units. The senior living community in New York and the senior living community in California described below that we manage for the account of SNH are not included in any of our pooling agreements. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our incentive fees and SNH's return of its invested capital. Under each of the pooling agreements, SNH has the right, after the period of time specified in the agreement has elapsed and subject to our cure rights, to terminate all, but not less than all, of the management agreements that are subject to the pooling agreement if SNH does not receive its minimum return in each of three consecutive years. In addition, under each of the pooling agreements, we have a limited right to require the sale of underperforming communities. Also, under each of the pooling agreements, any nonrenewal notice given by us with respect to a community is deemed a nonrenewal with respect to all the communities that are the subject of the agreement. We earned management fees from SNH $9,765,  $9,229 and $5,582 for the years ended December 31, 2014, 2013 and 2012, respectively, with respect to the communities we manage.

In July 2014, we entered into an agreement with SNH, pursuant to which the management agreement for the assisted living community known as Villa Valencia, which is located in California, was removed from the second AL Pooling Agreement as of July 1, 2014. We expect that the management agreement affecting the Villa Valencia community will not be included in any pooling agreement until after extensive renovations planned at that community are completed.

In July 2014, we entered into an amendment to the management agreements with SNH that include assisted living units to (i) extend the term of each of the management agreements between us and SNH for Villa Valencia and the 19 assisted living communities currently included in the second AL Pooling Agreement from December 31, 2031 to December 31, 2033 and (ii) extend the term of the management agreement between us and SNH for the senior living community known as Willow Pointe, which is currently included in the third AL Pooling Agreement, from December 31, 2031 to December 31, 2035. In July 2014, we also entered into an amendment to our management agreements with SNH that include only independent living units to extend the term of the management agreements between us and SNH for two independent living communities from December 31, 2031 to December 31, 2032. All of the management agreements that are currently included in the third AL Pooling Agreement expire on December 31, 2035.

In December 2014, we began managing two senior living communities in Wisconsin. We manage these communities for SNH’s account pursuant to separate long term management agreements for communities that include assisted living units and these agreements are included in the third AL Pooling Agreement below.

We expect that we may enter into additional management arrangements with SNH for senior living communities that SNH may acquire in the future on terms similar to those management arrangements we currently have with SNH, including management agreements for some of the 38 senior living communities that SNH has recently announced that it expects to acquire, in the event SNH is unable to reach mutually acceptable agreements with the current managers of these properties.

We manage a portion of a senior living community in New York that is not subject to the requirements of New York healthcare licensing laws, consisting of 199 living units, pursuant to a long term management agreement with SNH. The terms of this management agreement are substantially consistent with the terms of our other management agreements with SNH for communities that include assisted living units, except that the management fee payable to us is equal to 5% of the gross revenues realized at that portion of the community, and there is no incentive fee payable to us under this management agreement. This management agreement expires on December 31, 2031. In order to accommodate certain requirements of New York healthcare licensing laws, SNH subleases a portion of this senior living community that is subject to those requirements, consisting of 111 living units, to an entity, D&R Yonkers LLC, which is owned by SNH’s President and Chief Operating Officer and its Treasurer and Chief Financial Officer. We manage this portion of the community pursuant to a long term management agreement with D&R Yonkers LLC. Pursuant to that management agreement, D&R Yonkers LLC pays us a management fee equal to 3% of the gross revenues realized at that portion of the community and we are not entitled to any incentive fee under that agreement. Our management agreement with D&R Yonkers LLC expires on August 31, 2017, and is subject to renewal for nine consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered.

As discussed above in Note 8, in May 2011, we and SNH entered into the Bridge Loan, under which SNH loaned us $80,000. In April 2012, we repaid in full the then outstanding principal amount under the Bridge Loan, resulting in termination of the Bridge Loan. The Bridge Loan bore interest at a rate equal to the annual rates of interest applicable to SNH’s borrowings under its revolving credit facility, plus 1%. We incurred interest expense on the Bridge Loan of $314 for the year ended December 31, 2012, which amount is included in interest and other expense in our consolidated statements of operations.

In August 2012, SNH prepaid certain outstanding debt it had borrowed from FNMA, which debt was secured by certain properties we lease from SNH and other assets relating to those properties. As a result of this prepayment, 11 of the 28 properties securing that debt were released from the mortgage and, in connection with that release, we entered into amendments to our leases with SNH so that these 11 properties were removed from the lease created to accommodate this debt and were added to our other multi‑property leases with SNH.

RMR

RMR provides business management and shared services to us pursuant to a business management and shared services agreement, or our business management agreement. One of our Managing Directors, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Mr. Barry Portnoy's son, Mr. Adam Portnoy, is an owner of RMR and serves as President, Chief Executive Officer and a director of RMR. Our other Managing Director, Mr. Gerard Martin, is a director of RMR. Mr. Bruce Mackey, our President and Chief Executive Officer, and Mr. Paul Hoagland, our Treasurer and Chief Financial Officer, are officers and employees of RMR. Our Independent Directors also serve as independent directors or independent trustees of other public companies to which RMR or its affiliates provide management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of us and of other companies to which RMR or its affiliates provide management services.

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

Pursuant to the business management agreement, RMR assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our facilities, evaluation of business opportunities, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal and tax matters, human resources, insurance programs, management information systems and the like. Under our business management agreement, we pay RMR an annual business management fee equal to 0.6% of our revenues. Revenues are defined as our total revenues from all sources reportable under generally accepted accounting principles in the United States, or GAAP, less any revenues reportable by us with respect to communities for which we provide management services plus the gross revenues at those communities determined in accordance with GAAP. Additionally, under the business management agreement, RMR has provided information technology services to us until October 1, 2014 in return for our reimbursement of RMR for a percentage of RMR's information technology employee expenses (other than RMR's Chief Information Officer), which percentage was subject to approval by our Compensation Committee. The fees we paid to RMR under the business management agreement, including for information technology services, totaled $12,485,  $13,965 and $13,226 for the years ended December 31, 2014, 2013 and 2012, respectively.

RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR’s costs of providing this internal audit function was approximately $286,  $203 and $209 for 2014, 2013 and 2012, respectively. These allocated costs are in addition to the business management fees earned by RMR.

The current term of the business management agreement ends on December 31, 2015 and automatically renews for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. On March 16, 2015, we and RMR entered into an amended and restated business management and shared services agreement, which was approved by our Compensation Committee, comprised solely of our Independent Directors. As amended, RMR may terminate the business management agreement upon 120 days’ written notice, and we continue to have the right to terminate the business management agreement upon 60 days’ written notice, subject to approval by a majority vote of our Independent Directors. As amended, if we terminate or elect not to renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination. Also, as amended, RMR agrees to provide certain transition services to us for 120 days following termination by us or notice of termination by RMR. The business management agreement includes arbitration provisions for resolution of disputes.

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

We lease our headquarters building from an affiliate of RMR. In December 2014, we and this affiliate agreed to amend this lease to add additional rental space to this lease for increased rent. As amended, this lease requires us to pay current annual rent of approximately $882, which amount is subject to fixed increases. Our rent expense for our headquarters, which included our utilities and real estate taxes that we are required to pay as additional rent, was $1,402,  $1,386, and $1,426 for 2014, 2013 and 2012, respectively. We believe the terms of our headquarters’ lease with this affiliate of RMR are commercially reasonable.

Under our Share Award Plan, we grant restricted shares to certain employees of RMR who are not also Directors, officers or employees of ours. We granted a total of 81,150,  82,300, and 81,050 shares with an aggregate value of $357,  $373 and $399 to such persons in 2014, 2013 and 2012, respectively, based upon the price of our common shares on the dates of grants on the New York Stock Exchange. One fifth of those shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to both the fees we pay to RMR and our share grants to our Directors, officers and employees. On occasion, we have entered into arrangements with former employees of ours or RMR in connection with the termination of their employment with us or RMR, providing for the acceleration of vesting of restricted shares previously granted to them under our Share Award Plan. Additionally, each of our President and Chief Executive Officer and Treasurer and Chief Financial Officer received grants of restricted shares of other companies to which RMR provides management services, including SNH, in their capacities as officers of RMR.

AIC

We, RMR, SNH and four other companies to which RMR provides management services currently own AIC, an Indiana insurance company, and are parties to an amended and restated shareholders agreement regarding AIC. On May 9, 2014, as a result of a change in control of Equity Commonwealth (formerly CommonWealth REIT), or EQC, as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement. Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825. Following these purchases, we and the other remaining six AIC shareholders each own approximately 14.3% of AIC. As of December 31, 2014, we have invested $6,034 in AIC since its formation in 2008.

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

In 2013 and 2012, we and the other shareholders of AIC purchased a one year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. Our annual premium for this property insurance was $5,428 and $6,264 in 2013 and 2012, before adjustments made for acquisitions or dispositions we made during that period. In June 2014, we and the other shareholders of AIC renewed our participation in this program. In connection with that renewal, we purchased a one year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts and we paid a premium, including taxes and fees, of approximately $3,901 in connection with that policy. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Directors are also directors of AIC. Our investment in AIC had a carrying value of $6,827 and $5,913 as of December 31, 2014 and 2013, respectively. We recognized income of $87,  $334 and $316 related to our investment in AIC for 2014, 2013 and 2012, respectively.

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

Directors’ and Officers’ Liability Insurance:  In July 2013, we, RMR, SNH and four other companies to which RMR provides management services purchased a combined directors’ and officers’ liability insurance policy providing $10,000 in aggregate primary non‑indemnifiable coverage and $5,000 in aggregate excess coverage. We paid a premium of approximately $133 in connection with this policy. In June 2014, we, RMR, SNH and three other companies to which RMR provides management services extended this combined directors’ and officers’ liability insurance policy through August 31, 2014. We paid a premium of approximately $15 for this extension. In September 2014, we purchased a two year combined directors’ and officers’ insurance policy with SNH, RMR and four other companies to which RMR provides management services that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage. At that time, we also purchased separate additional one year directors’ and officers’ liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non‑indemnifiable coverage. The total premium payable by us for these policies purchased in September 2014 was approximately $357.

16. Employee Benefit Plans

We have several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code. All of our employees are eligible to participate in at least one of our plans and are entitled upon termination or retirement to receive their vested portion of the plan assets. For some of our plans, we match a certain amount of employee contributions. We also pay certain expenses related to all of our plans. Expenses for all our plans, including our contributions, were $1,635, $1,617 and $1,565 for the years ended December 31, 2014, 2013 and 2012, respectively.

17. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2014 and 2013:

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$328,411	$332,799	$334,339	$332,526
Operating loss	(7,492)	(444)	(3,088)	(8,156)
Net loss from continuing operations	(5,867)	(997)	(2,374)	(70,112)
Net loss	(6,759)	(1,891)	(3,008)	(73,748)
Net loss per common share—Basic	$(0.14)	$(0.04)	$(0.06)	$(1.53)
Net loss per common share—Diluted	$(0.14)	$(0.04)	$(0.06)	$(1.53)

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$323,852	$323,447	$324,263	$325,225
Operating income (loss)	3,668	5,670	2,276	(1,533)
Net income (loss) from continuing operations	3,193	2,955	625	(3,324)
Net income (loss)	2,392	1,456	(758)	(5,430)
Net income (loss) per common share—Basic	$0.05	$0.03	$(0.02)	$(0.11)
Net income (loss) per common share—Diluted	$0.05	$0.03	$(0.02)	$(0.11)

18. Subsequent Event

In March 2015, we entered into agreements to acquire two independent living communities with 68 and 84 living units, respectively, located in Tennessee for approximately $26,000, including the assumption of approximately $17,000 of mortgage debt. We expect to fund this acquisition with cash on hand and borrowings under our Credit Facility. We expect this transaction to close during the second quarter of 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
By:	/s/ Bruce J. Mackey Jr. Bruce J. Mackey Jr. President and Chief Executive Officer

Dated: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce J. Mackey Jr. Bruce J. Mackey Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
/s/ Paul V. Hoagland Paul V. Hoagland	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)	March 16, 2015
/s/ Barry M. Portnoy Barry M. Portnoy	Managing Director	March 16, 2015
/s/ Gerard M. Martin Gerard M. Martin	Managing Director	March 16, 2015
/s/ Bruce M. Gans Bruce M. Gans	Independent Director	March 16, 2015
/s/ Barbara D. Gilmore Barbara D. Gilmore	Independent Director	March 16, 2015
/s/ Donna D. Fraiche Donna D. Fraiche	Independent Director	March 16, 2015