Form 10-Q
period 2015-03-31
FIVE STAR QUALITY CARE INC
filed 2015-05-11
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of May 7, 2015:  48,996,115.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

MARCH 31, 2015

As used herein the terms “we”, “us” or “our” mean Five Star Quality Care, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Part I.   Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$26,670	$20,988
Accounts receivable, net of allowance of $4,371 and $3,416 at March 31, 2015 and December 31, 2014, respectively	39,258	38,814
Due from related persons	7,945	12,641
Investments in available for sale securities, of which $9,506 and $8,352 are restricted as of March 31, 2015 and December 31, 2014, respectively	24,797	23,436
Restricted cash	3,130	2,945
Prepaid and other current assets	17,913	21,494
Assets of discontinued operations	2,451	1,463
Total current assets	122,164	121,781

Property and equipment, net	354,880	357,186
Equity investment of an investee	6,945	6,827
Restricted cash	1,811	2,170
Restricted investments in available for sale securities	16,396	19,835
Goodwill and other intangible assets	25,713	25,904
Other long term assets	2,653	1,270
	$530,562	$534,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facilities	$30,000	$35,000
Accounts payable and accrued expenses	86,830	85,606
Accrued compensation and benefits	40,223	34,171
Due to related persons	19,056	20,338
Mortgage notes payable	1,810	1,786
Accrued real estate taxes	9,279	11,282
Security deposits and current portion of continuing care contracts	7,315	7,235
Other current liabilities	23,097	19,470
Liabilities of discontinued operations	1,907	504
Total current liabilities	219,517	215,392

Long term liabilities:
Mortgage notes payable	48,911	49,373
Continuing care contracts	1,443	1,370
Accrued self-insurance obligations	33,842	37,268
Other long term liabilities	4,594	4,788
Total long term liabilities	88,790	92,799

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 48,996,115 and 48,997,315 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	490	490
Additional paid in capital	357,351	357,051
Accumulated deficit	(139,751)	(134,449)
Accumulated other comprehensive income	4,165	3,690
Total shareholders’ equity	222,255	226,782
	$530,562	$534,973

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Senior living revenue	$275,173	$271,781
Management fee revenue	2,523	2,425
Reimbursed costs incurred on behalf of managed communities	56,277	54,205
Total revenues	333,973	328,411

Operating expenses:
Senior living wages and benefits	133,253	132,783
Other senior living operating expenses	72,225	72,817
Costs incurred on behalf of managed communities	56,277	54,205
Rent expense	49,628	49,074
General and administrative	17,982	19,748
Depreciation and amortization	8,095	7,276
Total operating expenses	337,460	335,903

Operating loss	(3,487)	(7,492)

Interest, dividend and other income	220	196
Interest and other expense	(1,354)	(1,218)
Gain on sale of available for sale securities reclassified from other comprehensive income	20	313

Loss from continuing operations before income taxes and equity in earnings (loss) of an investee	(4,601)	(8,201)
(Provision for) benefit from income taxes	(304)	2,431
Equity in earnings (loss) of an investee	72	(97)
Loss from continuing operations	(4,833)	(5,867)
Loss from discontinued operations	(469)	(892)

Net loss	$(5,302)	$(6,759)

Weighted average shares outstanding—basic and diluted	48,364	48,002

Basic and diluted loss per share from:
Continuing operations	$(0.10)	$(0.12)
Discontinued operations	(0.01)	(0.02)
Net loss per share—basic and diluted	$(0.11)	$(0.14)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(5,302)	$(6,759)
Other comprehensive income:
Unrealized gain on investments in available for sale securities, net of tax of $0 and $155, respectively	450	253
Equity in unrealized gain of an investee, net of tax	45	19
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax of $0 and $119, respectively	(20)	(194)
Other comprehensive income	475	78
Comprehensive loss	$(4,827)	$(6,681)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,302)	$(6,759)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	8,501	7,548
Loss from discontinued operations before income tax	469	1,365
Gain on sale of available for sale securities	(20)	(313)
Loss on disposal of property and equipment	7	—
Equity in (earnings) loss of an investee	(72)	97
Stock-based compensation	300	256
Deferred income taxes	—	(3,763)
Provision for losses on receivables	1,696	1,234
Changes in assets and liabilities:
Accounts receivable	(2,140)	(1,860)
Prepaid expenses and other assets	1,853	(2,218)
Accounts payable and accrued expenses	2,385	4,796
Accrued compensation and benefits	6,052	6,386
Due to related persons, net	4,175	3,885
Other current and long term liabilities	(1,916)	(1,672)
Cash provided by operating activities	15,988	8,982

Cash flows from investing activities:
Deposits into restricted cash and investment accounts, net	174	11,303
Acquisition of property and equipment	(11,550)	(13,058)
Purchases of available for sale securities	(234)	(9,512)
Proceeds from sale of property and equipment to Senior Housing Properties Trust	4,060	8,614
Proceeds from sale of available for sale securities	2,736	4,336
Cash (used in) provided by investing activities	(4,814)	1,683

Cash flows from financing activities:
Repayments of borrowings on credit facilities	(5,000)	(20,000)
Repayments of mortgage notes payable	(438)	(283)
Cash used in financing activities	(5,438)	(20,283)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(42)	7,275
Net cash used in investing activities	(12)	—
Net cash flows (used in) provided by discontinued operations	(54)	7,275

Change in cash and cash equivalents	5,682	(2,343)
Cash and cash equivalents at beginning of period	20,988	23,628
Cash and cash equivalents at end of period	$26,670	$21,285

Supplemental cash flow information:
Cash paid for interest	$969	$821
Cash paid (refunded) for income taxes, net	$182	$(21)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

General

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, or we, us or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of March 31, 2015, we operated 258 senior living communities located in 31 states with 30,389 living units, including 227 primarily independent and assisted living communities with 27,582 living units and 31 SNFs with 2,807 living units.  As of March 31, 2015, we owned and operated 31 communities (3,064 living units), we leased and operated 181 communities (20,035 living units) and we managed 46 communities (7,290 living units).  Our 258 senior living communities, as of March 31, 2015, included 10,586 independent living apartments, 14,619 assisted living suites and 5,184 skilled nursing units.  The foregoing numbers exclude: (i) one assisted living community with 32 living units that we own which is being offered for sale and is classified as a discontinued operation; and (ii)  three SNFs with a total of 167 living units that we lease from Senior Housing Properties Trust or its subsidiaries, or SNH, that are being offered for sale and are classified as discontinued operations.

Segment Information

We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of third parties independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standards Codification TM, or ASC, Topic 280, and therefore, we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs.

Note 2. Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014‑09, Revenue from Contracts with Customers (Topic 606), or ASU 2014‑09. ASU 2014‑09 aims to clarify the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. We are required to retrospectively adopt ASU 2014‑09 for fiscal periods beginning after December 15, 2016 and are evaluating the impact the adoption of this ASU will have on our consolidated financial statements. In April 2015, the FASB voted to propose a deferral of the effective date of this ASU by one year, but to permit entities to adopt one year earlier if they choose to do so. We are monitoring the outcome of this proposal.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3. Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2015	2014
Land	$24,172	$24,172
Buildings and improvements	308,079	308,779
Furniture, fixtures and equipment	143,093	136,839
Property and equipment, at cost	475,344	469,790
Accumulated depreciation	(120,464)	(112,604)
Property and equipment, net	$354,880	$357,186

For the three months ended March 31, 2015 and 2014, we recorded depreciation expense of $7,867 and $6,993 respectively, relating to our property and equipment.

We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate. We did not record impairment charges to any of our long-lived assets in continuing operations for the three months ended March 31, 2015 or 2014.

As of March 31, 2015, we had $5,828 of assets included in our property and equipment that we expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.

See Note 13 for information regarding two senior living communities we agreed to acquire in March 2015.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2015:

	Equity Investment of an Investee	Investments in Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2015	$50	$3,640	$3,690
Unrealized gain on investments, net of tax	—	450	450
Equity in unrealized gain of an investee	45	—	45
Reclassification adjustment:
Realized gain on investments, net of tax	—	(20)	(20)
Balance at March 31, 2015	$95	$4,070	4,165

Accumulated other comprehensive income represents the unrealized appreciation of our investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC.

Note 5.  Income Taxes

For the three months ended March 31, 2015, we recognized tax expense from continuing operations of $304.  As of December 31, 2014, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2026 if unused, were approximately $112,182 and our tax credit carry forwards, which begin expiring in 2022 if unused, were approximately $17,191.  We have an additional $333 of federal net operating loss carry forwards not included in the

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

$112,182, that are attributable to unvested stock grants which will be recorded as an increase to additional paid in capital after they are realized in accordance with FASB ASC Topic 718. Our net operating loss carry forwards and tax credit carry forwards are subject to possible audits and adjustments by the Internal Revenue Service.

During the year ended December 31, 2014, we determined it was more likely than not that our net deferred tax assets would not be realized and concluded that a full valuation allowance is required. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

Note 6.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three months ended March 31, 2015 and 2014 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two-class method or the treasury stock method.  Unvested shares issued under our equity compensation plans are deemed participating securities because they participate equally in earnings with all of our other common shares and are included in the calculation of diluted EPS.

The following table provides a reconciliation of loss from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended March 31,
	2015			2014
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
Loss from continuing operations	$(4,833)	48,364	$(0.10)	$(5,867)	48,002	$(0.12)
Dilutive effect of unvested restricted shares	—	—		—	—
Diluted loss from continuing operations	$(4,833)	48,364	$(0.10)	$(5,867)	48,002	$(0.12)
Diluted loss from discontinued operations	$(469)	48,364	$(0.01)	$(892)	48,002	$(0.02)

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

Recurring Fair Value Measures

The tables below present the assets measured at fair value at March 31, 2015 and December 31, 2014 categorized by the level of inputs used in the valuation of each asset.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	As of March 31, 2015
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$4,524	$4,524	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	4,131	4,131	—	—
REIT industry	346	346	—	—
Other	3,866	3,866	—	—
Total equity securities	8,343	8,343	—	—
Debt securities
International bond fund(3)	2,409	—	2,409	—
High yield fund(4)	2,399	—	2,399	—
Industrial bonds	6,113	—	6,113	—
Government bonds	9,911	4,936	4,975	—
Financial bonds	2,732	—	2,732	—
Other	9,286	—	9,286	—
Total debt securities	32,850	4,936	27,914	—
Total available for sale securities	41,193	13,279	27,914	—
Total	$45,717	$17,803	$27,914	$—

	As of December 31, 2014
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$4,632	$4,632	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	4,059	4,059	—	—
REIT industry	330	330	—	—
Other	3,841	3,841	—	—
Total equity securities	8,230	8,230	—	—
Debt securities
International bond fund(3)	2,385	—	2,385	—
High yield fund(4)	2,352	—	2,352	—
Industrial bonds	6,577	—	6,577	—
Government bonds	11,371	5,683	5,688	—
Financial bonds	2,704	—	2,704	—
Other	9,652	—	9,652	—
Total debt securities	35,041	5,683	29,358	—
Total available for sale securities	43,271	13,913	29,358	—
Total	$47,903	$18,545	$29,358	$—

(1)

Cash equivalents, consisting of short term, highly liquid investments and money market funds held principally for obligations arising from our self-insurance programs. Cash equivalents are reported on our balance sheet as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $2,627 and $2,792 of balances that are restricted at March 31, 2015 and December 31, 2014, respectively.

(2)

Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $24,797 and $16,396, respectively, at March 31, 2015, and $23,436 and $19,835, respectively, at December 31, 2014. Our investments in available for sale securities had amortized costs of $38,466 and $40,974 as of March 31, 2015 and December 31, 2014, respectively, had unrealized gains of $2,884 and $2,455 as of March 31, 2015 and December 31, 2014, respectively, and had unrealized losses of $157 as of March 31, 2015 and December 31, 2014. At March 31, 2015, 14 of the securities we hold, with a fair value of $3,014, have been in a loss position for less than 12 months and eight of the securities we hold, with a fair value of $1,445, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, or we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the three months ended March 31, 2015 and 2014, we

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

received gross proceeds of $2,736 and $4,336, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $20 and $324, respectively, and gross realized losses totaling $0 and $11, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

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

During the three months ended March 31, 2015, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2015.

The carrying values of accounts receivable and accounts payable approximate fair value as of March 31, 2015 and December 31, 2014.  The carrying value and fair value of our mortgage notes payable were $50,721 and $56,088, respectively, as of March 31, 2015 and $51,159 and $56,099, respectively, as of December 31, 2014, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 3 for a  discussion of fair value measurements related to impairments of our long-lived assets.

We evaluate the recoverability of goodwill assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired.  As of October 1, 2014, we evaluated our goodwill for impairment and determined that the fair value of our reporting units exceeded their carrying values on that date.  As of March 31, 2015, no events or changes in circumstances had occurred since October 1, 2014,  that would trigger the need for an additional impairment review.

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

Note 8.  Indebtedness

We have a $25,000 revolving secured line of credit, or our Credit Agreement, that is available for general business purposes, including acquisitions.  The maturity date of our Credit Agreement is March 18, 2016.  Borrowings under our Credit Agreement typically bear interest at LIBOR plus a premium of 250 basis points, or 2.68% as of March 31, 2015.  We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under the Credit Agreement. We may draw, repay and redraw funds until maturity, and no principal

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

repayment is due until maturity.  We made no borrowings under our Credit Agreement during either of the three months ended March 31, 2015 and 2014 and, as of March 31, 2015, we had no amounts outstanding under our Credit Agreement.  We incurred interest expense and other associated costs related to our Credit Agreement of $48 for each of the three months ended March 31, 2015 and 2014.

We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, which includes termination of our business management and shared services agreement, or our business management agreement, with Reit Management & Research LLC, or RMR.

We also have a $150,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions.  The maturity date of our Credit Facility was  initially April 13, 2015, but, subject to the payment of extension fees and meeting certain other conditions, our Credit Facility includes options for us to extend its stated maturity date for two consecutive one-year periods.  In April 2015, we exercised our first one-year option and extended the maturity date of our Credit Facility to April 13, 2016, for which we paid a fee of $300.  Borrowings under our Credit Facility typically bear interest at LIBOR plus a premium of 250 basis points, or 2.68% as of March 31, 2015.  We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under our Credit Facility. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity.  The weighted average interest rate for borrowings under our Credit Facility was 2.74% and 2.83% for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, we had $30,000 outstanding under our Credit Facility.  We incurred interest expense and other associated costs related to our Credit Facility of $609 and $593 for the three months ended March 31, 2015 and 2014, respectively.

We are the borrower under our Credit Facility, and certain of our subsidiaries guarantee our obligations under our Credit Facility, which is secured by real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral.  Our Credit Facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us.

Our Credit Agreement and our Credit Facility contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  On March 13, 2015, we and the lenders under our Credit Agreement entered into Amendment No. 3 to the Credit and Security Agreement, which amended the defined term for EBITDA set forth in the Credit Agreement by excluding from the calculation of EBITDA certain costs associated with Medicare compliance deficiencies and made certain changes to the representations and warranties in the Credit Agreement to except certain failures to comply with Medicare billing, recordkeeping, reporting and related practices from events which may cause our default.

At March 31, 2015,  five of our senior living communities were encumbered by mortgage notes with an aggregate outstanding principal balance of $50,721: (1) two of our communities were encumbered by Federal National Mortgage Association, or FNMA, mortgage notes and (2) three of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes.  These mortgages contain FNMA and FMCC standard mortgage covenants, respectively. We recorded a  mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes as part of our acquisitions of the encumbered communities in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.  The weighted average interest rate on these five notes was 6.76% as of March 31, 2015.  Payments of principal and interest are due monthly under these mortgage notes until maturities at varying dates ranging from June 2018 to September 2032.  We incurred mortgage interest expense, including premium amortization, of $697 and $577 for the three months ended March 31, 2015 and 2014, respectively.  Our mortgages

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable FNMA and FMCC approvals.  As of March 31, 2015, we believe we were in compliance with all applicable covenants under these mortgages.

See Note 13 for information regarding mortgage debt we expect to assume in connection with our pending acquisition of two senior living communities.

Note 9. Off Balance Sheet Arrangements

We have pledged our accounts receivable and certain other assets, with a carrying value, as of March 31, 2015, of $13,603, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of March 31, 2015, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with SNH and RMR and others affiliated with RMR, including other companies to which RMR provides management services and which have directors, trustees and officers who are also directors or officers of us or RMR.  For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

SNH: As of March 31, 2015, we leased 180 senior living communities from SNH.  Our total minimum annual rent payable to SNH as of March 31, 2015 and 2014 was $191,007 and $190,614,  respectively,  excluding percentage rent.  Our total rent expense under our leases with SNH, net of lease inducement amortization, was $48,941 and $48,758 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, we had outstanding rent due and payable to SNH of $17,324 and $17,310, respectively.  During the three months ended March 31, 2015 and 2014, pursuant to the terms of our leases with SNH, we sold $4,060 and $8,614, respectively, of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $328 and $689, respectively. As of March 31, 2015, our property and equipment included $5,828 for similar improvements we have made to properties we lease from SNH that we typically request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.

In February 2015, SNH acquired a land parcel adjacent to a senior living community we lease from SNH for $490.  This property was added to the lease for that senior living community and our annual rent payable to SNH increased by $39 as a result.

In February 2015, we and SNH sold a vacant assisted living community located in Pennsylvania for $250, and as a result of this sale, our annual minimum rent payable to SNH decreased by $23 in accordance with the terms of the applicable lease.

As of March 31, 2015, we managed 46 senior living communities for SNH. Pursuant to these management agreements with SNH, we earned management fees of $2,523 and $2,425 for the three months ended March 31, 2015 and 2014, respectively.

In April 2015, SNH agreed to acquire a senior living community with 40 private pay independent living units located in Cumming, GA. We expect to enter into a management agreement with SNH to manage this community. This community is adjacent to another community that we manage for SNH.  This acquisition is subject to various conditions. Accordingly, we can provide no assurance that SNH will purchase this property, that the acquisition and related expected management arrangement will not be delayed or that the terms will not change.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

In May 2015, we began managing 14 senior living communities that SNH acquired at that time.

Pursuant to our management agreement with D&R Yonkers LLC, we earned management fees of  $54 and $59 for the three months ended March 31, 2015 and 2014, respectively. SNH’s executive officers are the principals of D&R Yonkers LLC, which was established in order to accommodate certain state licensing requirements.

RMR:  Pursuant to our business management agreement with RMR, we recognized business management fees of $2,127 and $2,006,  and administrative and information system service fees of $0 and $1,519,  for the three months ended March 31, 2015 and 2014, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.    Our rent expense for our headquarters that we lease from an affiliate of RMR was $411 and $355 for the three months ended March 31, 2015 and 2014, respectively.

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

AIC:  As of March 31, 2015, our investment in AIC had a carrying value of $6,945.  We recognized income (loss) of $72 and $(97) related to our investment in AIC for the three months ended March 31, 2015 and 2014, respectively.

Note 11.  Discontinued Operations

In June 2013, we decided to offer for sale one assisted living community we own with 32 living units.  We are in the process of offering this community for sale. As of March 31, 2015, we have three senior living communities that we lease from SNH which are being offered for sale and are included in discontinued operations. We can provide no assurance that we will be able to sell the senior living community that we are offering for sale, or that we and SNH will be able to sell the remaining three senior living communities that we lease from SNH that are being offered for sale, or what the terms or timing of any sales may be.

We have reclassified our condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented to show the financial position and results of operations of our senior living communities that have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the condensed consolidated financial statements for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenues	$2,604	$7,501
Expenses	(3,073)	(8,866)
Benefit from income taxes	—	473
Loss from discontinued operations	$(469)	$(892)

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 12.  Legal Proceedings and Claims

We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with ASC Topic 450, Contingencies, or ASC 450. Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; and then, as information becomes known, the minimum loss amount is updated, as appropriate. A minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

As previously disclosed, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs.  This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules.  As a result of these discoveries, we have made a voluntary disclosure of deficiencies to the United States Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol.  We have completed our investigation and assessment of these matters and expect to submit a final supplemental disclosure to the OIG in May 2015. In the first quarter of 2015 we accrued an additional revenue reserve of $2.4 million to account for historical Medicare payments we expect to repay (the total revenue reserve recorded at December 31, 2014 and March 31, 2015 was $4.3 million and $6.7 million, respectively).  In addition, we have recorded expense for additional costs we have incurred or we expect to incur, including OIG imposed penalties, as a result of this matter totaling $3.6 million and $2.3 million for the year ending December 31, 2014 and the quarter ending March 31, 2015, respectively, of which $5.1 million remains accrued and not paid at March 31, 2015.  As part of the OIG’s Self-Disclosure Protocol, we expect the OIG will review and evaluate our investigation and assessment of these deficiencies.  The OIG may not agree with our assessment and also may require additional investigation and assessment of these deficiencies and additional deficiencies may be discovered as a result, which could increase our liability to the OIG and other costs. Potential losses associated with any such disagreement or with such additional investigation and assessment and/or additional compliance deficiencies are reasonably possible but cannot be reasonably estimated at this time.

Note 13.  Subsequent Event

In March 2015, we entered into an agreement to acquire two independent living communities with 68 and 84 living units, respectively, located in Tennessee for an aggregate purchase price of approximately $26,000, including the assumption of approximately $17,000 of mortgage debt. We expect to fund this acquisition with cash on hand and borrowings under our Credit Facility. We expect this transaction to close during 2015; however, this acquisition is subject to various conditions.  Accordingly, we can provide no assurance that we will acquire these communities, that the acquisition will not be delayed or that the terms or timing will not change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report.

RESULTS OF OPERATIONS

We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of third parties independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under FASB ASC Topic 280, and therefore we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs.

Key Statistical Data For the Three Months Ended March 31, 2015 and 2014:

The following tables present a summary of our operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(dollars in thousands, except average monthly rate)	2015	2014	Change	%/bps Change
Senior living revenue	$275,173	$271,781	$3,392	1.2%
Management fee revenue	2,523	2,425	98	4.0%
Reimbursed costs incurred on behalf of managed communities	56,277	54,205	2,072	3.8%
Total revenue	333,973	328,411	5,562	1.7%
Senior living wages and benefits	(133,253)	(132,783)	(470)	(0.4)%
Other senior living operating expenses	(72,225)	(72,817)	592	0.8%
Costs incurred on behalf of managed communities	(56,277)	(54,205)	(2,072)	(3.8)%
Rent expense	(49,628)	(49,074)	(554)	(1.1)%
General and administrative expenses	(17,982)	(19,748)	1,766	8.9%
Depreciation and amortization expense	(8,095)	(7,276)	(819)	(11.3)%
Interest, dividend and other income	220	196	24	12.2%
Interest and other expense	(1,354)	(1,218)	(136)	(11.2)%
Gain on sale of available for sale securities	20	313	(293)	(93.6)%
(Provision for) benefit from income taxes	(304)	2,431	(2,735)	(112.5)%
Equity in earnings (loss) of an investee	72	(97)	169	174.2%
Loss from continuing operations	$(4,833)	$(5,867)	$1,034	17.6%

Total number of communities (end of period):
Owned and leased communities	212	211	1	0.5%
Managed communities	46	44	2	4.5%
Number of total communities(1)	258	255	3	1.2%

Total number of living units (end of period):
Owned and leased living units	23,099	22,948 (2)	151	0.7%
Managed living units	7,290	7,051	239	3.4%
Number of total living units	30,389	29,999	390	1.3%

Owned and leased communities:
Occupancy %	85.5%	85.9%	n/a	(40)	bps
Average monthly rate(3)	$4,623	$4,534	$89	2.0%
Percent of senior living revenue from Medicaid	10.7%	10.9%	n/a	(20)	bps
Percent of senior living revenue from Medicare	12.0%	12.4%	n/a	(40)	bps
Percent of senior living revenue from private and other sources	77.3%	76.7%	n/a	60	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that was temporarily closed for a major renovation.
(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2014):

	Three Months Ended March 31,
(dollars in thousands, except average monthly rate)	2015	2014	Change	%/bps Change
Senior living revenue	$273,933	$271,781	$2,152	0.8%
Management fee revenue	2,445	2,425	20	0.8%
Senior living wages and benefits	(132,788)	(132,783)	(5)	(0.0)%
Other senior living operating expenses	(71,923)	(72,817)	894	1.2%
Total number of communities (end of period):
Owned and leased communities	211	211	n/a	—
Managed communities	44	44	n/a	—
Number of total communities(1)	255	255	n/a	—
Total number of living units (end of period):
Owned and leased living units	22,946	22,948	(2)	—
Managed living units	7,063	7,051	12	—
Number of total living units(2)	30,009	29,999	10	—

Owned and leased communities:
Occupancy %	85.6%	85.9%	n/a	(30)	bps
Average monthly rate(3)	$4,631	$4,534	$97	2.1%
Percent of senior living revenue from Medicaid	10.8%	10.9%	n/a	(10)	bps
Percent of senior living revenue from Medicare	12.0%	12.4%	n/a	(40)	bps
Percent of senior living revenue from private and other sources	77.2%	76.7%	n/a	50	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that was temporarily closed for a major renovation.
(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Our senior living revenue increased by 1.2% for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to increased charges to private pay residents, partially offset by a decrease in occupancy and a $2.4 million increase in a revenue reserve recorded in the 2015 period in connection with an ongoing compliance related assessment at one of our SNFs.

Our management fee revenue and reimbursed costs incurred on behalf of our managed communities increased 4.0% and 3.8%, respectively, for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in the number of communities we managed from 44 to 46, and an increase in average monthly rates, partially offset by a decrease in occupancy.

Our senior living wages and benefits increased by 0.4% for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to certain higher wage costs and our acquisition of a senior living community during the second quarter of 2014.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, decreased by 0.8% due to decreased reserves related to our professional and general liability insurance program, partially offset by increased professional fees, estimated penalties and other costs we have incurred or expect to incur in connection with an ongoing compliance related assessment at one of our SNFs.

Our rent expense increased by 1.1% compared to the same period in 2014 primarily due to additional rent resulting from senior living community capital improvements purchased by SNH since January 1, 2014, pursuant to our leases with SNH, partially offset by annual minimum rent reductions due to SNH as a result of properties that we leased from SNH that were sold during 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and administrative expenses decreased by 8.9% for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to costs we incurred during the 2014 period in connection with the restatement of certain of our previously issued financial statements and the delayed preparation of our 2014 financial reporting.

Our depreciation and amortization expense increased by 11.3% for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to our acquisition of a senior living community in the second quarter of 2014 and capital expenditures, including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Our interest, dividend and other income increased by 12.2% for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to higher investable cash balances.

Our interest and other expense increased by 11.2% for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the assumption of a mortgage note in connection with our acquisition of a senior living community in the second quarter of 2014, as well as increased borrowings under our Credit Facility.

Gain on sale of available for sale securities represents our realized gain on investments.

For the three months ended March 31, 2015, we recognized a tax expense from continuing operations of $0.3 million and for the three months ended March 31, 2014, we recognized a tax benefit of $2.4 million. As of December 31, 2014, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $112.2 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $17.2 million.  For more information about our taxes, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Equity in earnings (loss) of an investee represents our proportionate share of earnings (loss) from AIC.

Discontinued operations:

We recorded a loss from discontinued operations for the three months ended March 31, 2015 of $0.5 million, compared to a loss of $0.9 million for the same period in 2014.  The losses in both periods were primarily due to losses incurred at assisted living communities and SNFs that we have sold or expect to sell.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015,  we had $26.7 million of unrestricted cash and cash equivalents and $25.0 million and $119.4 million available to borrow under our Credit Agreement and our Credit Facility, respectively. We expect to use the cash flow from our operations, our cash balances, borrowings under our Credit Agreement and our Credit Facility and proceeds from our sales to SNH of qualified capital improvements we may make to properties that we lease from SNH for increased rent pursuant to our leases with SNH to fund our operations, debt repayments, investments in and maintenance of our properties, future property acquisitions and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies decline from historic levels, the non-government rates we receive for our services decline,  government reimbursement rates are reduced and we are unable to generate positive cash flow for an extended period, or for other reasons, we expect that we would explore alternatives to fund our operations.  Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our owned communities that are not subject to existing mortgages and issuing new debt or equity securities.

Assets and Liabilities

At March 31, 2015, we had cash and cash equivalents of $26.7 million compared to $21.0 million at December 31, 2014. Our total current assets at March 31, 2015 were $122.2 million, compared to $121.8 million at December 31, 2014.  Our total current and long term liabilities were $219.5 million and $88.8 million, respectively, at March 31, 2015 compared

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

to $215.4 million and $92.8 million, respectively, at December 31, 2014. The increase in our total current liabilities relates primarily to increases in the current portion of our estimated workers’ compensation liabilities, increased accrued compensation costs, increased accrued reserves,  compliance and professional costs and penalties in connection with an ongoing compliance related assessment at one of our SNFs and increased liabilities from our discontinued operations, partially offset by repayments we made under our Credit Facility and decreased accrued real estate taxes.

We had cash flows from operating activities of $16.0 million for the three months ended March 31, 2015 compared to $9.0 million for the same period in 2014.  Acquisitions of property and equipment, on a net basis after the proceeds from the sales of such assets to SNH, were $7.5 million and $4.4 million for the three months ended March 31, 2015 and 2014, respectively.

Compliance Matters

As previously disclosed, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs.  This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules.  As a result of these discoveries, we have made a voluntary disclosure of deficiencies to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol.  We have completed our investigation and assessment of these matters and expect to submit a final supplemental disclosure to the OIG in May 2015. In the first quarter of 2015 we accrued an additional revenue reserve of $2.4 million to account for historical Medicare payments we expect to repay (the total revenue reserve recorded at December 31, 2014 and March 31, 2015 was $4.3 million and $6.7 million, respectively).  In addition, we have recorded expense for additional costs we have incurred or we expect to incur, including OIG imposed penalties, as a result of this matter totaling $3.6 million and $2.3 million for the year ending December 31, 2014 and the quarter ending March 31, 2015, respectively, of which $5.1 million remains accrued and not paid at March 31, 2015.  As part of the OIG’s Self-Disclosure Protocol, we expect the OIG will review and evaluate our investigation and assessment of these deficiencies.  The OIG may not agree with our assessment and also may require additional investigation and assessment of these deficiencies and additional deficiencies may be discovered as a result, which could increase our liability to the OIG and other costs. Potential losses associated with any such disagreement or with such additional investigation and assessment and/or additional compliance deficiencies are reasonably possible but cannot be reasonably estimated at this time.

Our Leases and Management Agreements with SNH

As of March 31, 2015, we leased 180 senior living communities (including three that we have classified as discontinued operations) from SNH under four leases.  Our total annual rent payable to SNH as of March 31, 2015 was $191.0 million, excluding percentage rent based on increases in gross revenues at certain properties.  Our total rent expense under all of our leases with SNH was $48.9 million and $48.8 million for the three months ended March 31, 2015 and 2014, respectively, which included approximately $1.4 million in percentage rent paid to SNH for the three months ended March 31, 2015 and 2014.

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH.  During the three months ended March 31, 2015, SNH reimbursed us $4.1 million for capital expenditures made at the properties we lease from SNH and these purchases resulted in our annual rent being increased by approximately $0.3 million.

For more information regarding our leases and management agreements with SNH, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, and Note 15 to our consolidated financial statements included in Item 15 of our Annual Report.

Acquisition and Disposition Activity

In June 2013, we began to offer for sale an assisted living community we own with 32 living units located in Alabama;  we are continuing to offer this community for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In February 2015, we and SNH sold a vacant assisted living community for $0.3 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $22,500 in accordance with the terms of the applicable lease.

In March 2015, we entered into an agreement to acquire two independent living communities with 68 and 84 living units, respectively, located in Tennessee for an aggregate purchase price of approximately $26.0 million, including the assumption of approximately $17.0 million of mortgage debt. We expect to fund this acquisition with cash on hand and borrowings under our Credit Facility. We expect this transaction to close during 2015.

In April 2015, SNH agreed to acquire a senior living community with 40 private pay independent living units located in Cumming, GA. This community is adjacent to another community that we manage for SNH. We expect to enter into a management agreement with SNH to manage this community.

The foregoing pending acquisitions are subject to various conditions. Accordingly, we can provide no assurance that these acquisitions will be completed, that the related expected management arrangements will be entered into, that the acquisitions and the related expected management arrangements will not be delayed or that the terms will not change.

In May 2015, we began managing 14 senior living communities that SNH acquired at that time.

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent pursuant to our leases with SNH) and principal and interest payments on our debt.

During the past several years, weak economic conditions throughout the country have negatively affected many businesses both in and outside of our industry. We believe that occupancy in our industry and in our communities was negatively affected by the inability of some potential residents to sell their housing at prices they considered acceptable. Although many of the services that we provide are needs-driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of such economic circumstances.  In recent years, economic indicators have begun to reflect an improving housing market; however, even with these improvements, housing sales activity in many locations remains below pre-recession levels and it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services.

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I, Item 1 of our Annual Report under the caption “Government Regulation and Reimbursement”.  We derived approximately 22.7% and 23.3% of our total revenues from continuing operations from these programs during the three months ended March 31, 2015 and 2014, respectively.

Our net Medicare revenues from services to senior living community residents from continuing operations totaled $32.8 million and $33.2 million during the three months ended March 31, 2015 and 2014, respectively.  Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $29.4 million and $29.2 million during the three months ended March 31, 2015 and 2014, respectively.  Our Medicare net revenue is impacted by periodic adjustments to the Prospective Payment System, or PPS, by the Centers for Medicare & Medicaid Services, or CMS. PPS is a method of rate setting which CMS uses to make Medicare payments for services based on a predetermined, fixed payment amount in a classification system of service deemed to be appropriate for patients, in contrast to a historical fee-for-service model.  CMS updates PPS rates by facility type annually. CMS issued updated PPS rates for SNFs for federal fiscal year 2015, which went into effect on October 1, 2014. As part of this rule, CMS is applying a net increase of 2% to Medicare payment rates for SNFs, which takes into account a 2.5% market basket increase for inflation reduced by a 0.5% productivity adjustment and will result in an aggregate increase of approximately $750 million in payments to SNFs in federal fiscal year 2015. On April 15, 2015, CMS released its proposed rule for the Medicare prospective payment system for SNFs for federal fiscal year 2016, which would take effect on October 1, 2015. As part of this rule, CMS proposes to apply a net increase of 1.4% to Medicare payment rates

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

for SNFs, which takes into account a 2.6% market basket increase for inflation reduced by a 0.6% forecast error and a 0.6% productivity adjustment and would result in an aggregate increase of approximately $500 million in payments to SNFs in federal fiscal year 2016. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these modest adjustments in Medicare rates will in fact compensate for the increased costs we may incur for services to our residents whose bills are paid by Medicare.

As part of its rule for federal fiscal year 2016, CMS proposes to amend the Medicare and Medicaid conditions of participation to require SNFs to submit staffing information based on payroll and other verifiable data to CMS. CMS also proposes to establish a SNF quality reporting program, as required by the Improving Medicare Post-Acute Transformation Act of 2014. Starting in federal fiscal year 2018, CMS will reduce annual payment updates by 2% for SNFs that fail to submit required quality data. In addition, CMS proposes a 30-day all-cause, all-condition hospital readmission measure for SNFs, to be adopted as part of a new value-based purchasing program that will provide incentive payments to SNFs for quality and efficiency beginning in federal fiscal year 2019, as required by the Protecting Access to Medicare Act of 2014, or PAMA.

The Budget Control Act of 2011 and the Bipartisan Budget Act of 2014 allow for automatic reductions in federal spending by means of a process called sequestration, which has reduced Medicare payments by 2% since April 1, 2014, and has had an adverse effect on our operations and financial results.  Sequestration remains in effect and could result in further reductions to our revenues from Medicare and certain other federal health programs over the next decade.  Any future reductions in Medicare payment rates could be adverse and material to our operations and to our future financial results of operations.  Furthermore, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, gradually reduces the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually-eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual-eligible beneficiaries, this rule has a substantial adverse effect on SNFs, including some of those we operate. The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2014.

Our Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS. On April 14, 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 31, 2015 until January 1, 2018, further postponing implementation of strict limits on Medicare payments for outpatient therapies. MACRA also repealed the Sustainable Growth Rate, or SGR, formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 1, 2015, and replaced the SGR formula with a different reimbursement methodology.

Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. Despite these freezes and reduced payments to states, according to the 2013 Actuarial Report on the Financial Outlook for Medicaid, Medicaid enrollment is projected to increase at an average annual rate of 3.3% through 2022, due in part to the expansion in Medicaid eligibility under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, beginning in 2014.  Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years. The U.S. Supreme Court has held, however, that states may choose not to participate in the Medicaid expansion program without risking the loss of federal Medicaid funding.  As of April 29, 2015, 17 states have elected not to broaden Medicaid eligibility under the ACA and four remain undecided; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose. It is unclear what the effect of the U.S. Supreme Court ruling may have on future federal funding for states Medicaid programs. We expect the ending of temporary federal payments of otherwise reducing federal funding for states Medicaid programs, as well as other costs and budgetary constraints for state governments, to result in continued challenging state fiscal conditions. Some state budget deficits may increase, and some states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, on November 7, 2014, the U.S. Supreme Court agreed to hear a lawsuit challenging the legality of an Internal Revenue Service regulation that allows eligible individuals in all states to receive subsidies for health insurance under the ACA, even in states that have not established their own health exchanges. Such subsidies have provided certain eligible taxpayers with the ability to purchase or maintain health insurance. We are unable to predict the outcome of that litigation or its impact on our business.

We cannot predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations. Similarly, we are unable to predict the impact on us of the insurance changes, payment changes, and healthcare delivery systems changes contained in and to be developed pursuant to the ACA.  If the changes to be implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to residents, our future financial results could be materially and adversely affected.

Debt Financings and Covenants

As of March 31, 2015, we had no outstanding borrowings under our Credit Agreement, $30.0 million outstanding under our Credit Facility and $50.7 million in aggregate principal amount of mortgage notes outstanding.  As of March 31, 2015, we believe we were in compliance with all applicable covenants under our debt agreements.  As of May 7, 2015, we had no amounts outstanding and $30.0 million outstanding under our Credit Agreement and Credit Facility, respectively. Our Credit Agreement matures in March 2016. The maturity date of our Credit Facility was initially April 13, 2015, but, subject to the payment of extension fees and meeting certain other conditions, our Credit Facility includes options for us to extend its stated maturity date for two consecutive one-year periods; and, in April 2015, we exercised our first one-year option and extended the maturity date of our Credit Facility to April 13, 2016, for which we paid a fee of $300. There can be no assurance that we will be successful in renewing, refinancing or replacing either facility and any such renewal, refinancing or replacement may be on terms less favorable to us than the current terms. For more information regarding our debt financings and covenants, including terms governing those financings and their maturities, please see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

We have pledged certain of our assets, including accounts receivable, with a carrying value, as of March 31, 2015 of $13.6 million, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of March 31, 2015, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

We have relationships and historical and continuing transactions with SNH and RMR and others affiliated with RMR, including other companies to which RMR provides management services and which have directors, trustees and officers who are also directors or officers of us or RMR.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders and our other filings with the Securities and Exchange Commission, or SEC.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these related person transactions and relationships.  Our filings with the SEC are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.

We believe that our agreements with related persons are on commercially reasonable terms.  We also believe that our relationships with such related persons and their affiliated and related persons and entities benefit us and, in fact, provide

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

us with competitive advantages in operating and growing our business.  We may engage in additional transactions with related persons, including SNH and businesses to which RMR or its affiliates provide management services.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at March 31, 2015, because we had not completed remediation of the material weakness in our internal control over financial reporting relating to our lack of sufficient personnel with requisite accounting competencies and insufficient level of oversight in the financial statement close process, as described in Item 9A of our Annual Report.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are continuing to develop remediation plans for the material weaknesses described above. Our plans currently include:

•	recruitment of additional experienced personnel for certain accounting positions;
•	restructuring of our accounting department; and
•	providing enhanced training for employees regarding our accounting policies and procedures.

We have begun to implement these remediation plans while they evolve. To date, we have:

•	added qualified and experienced personnel by filling a newly created senior level accounting position and hiring additional personnel who are qualified as certified public accountants;
•	engaged consultants to supplement our existing accounting staff and to provide additional layers of review by qualified persons; and
•	begun restructuring our accounting and tax functions.

Successful remediation of the material weaknesses described above requires review and evidence of the effectiveness of the related internal control processes as part of our periodic assessments of our internal controls over financial reporting. As we continue to evaluate and work to enhance our internal control over financial reporting, we may determine that additional measures should be taken to address the material weaknesses described above or other control deficiencies, or that we should modify the remediation plans. We expect that the remediation of the material weaknesses described above will be completed by December 31, 2015.

Changes in Internal Control Over Financial Reporting

Except as noted above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting”, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY, TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES AND TO SELL PROPERTIES WE OFFER FOR SALE,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES,

•	THE IMPACT OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

•	OTHER MATTERS.

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

•

WE MAY ENTER INTO ADDITIONAL OR CHANGED MANAGEMENT ARRANGEMENTS WITH SNH SIMILAR TO THOSE CURRENTLY IN EFFECT FOR US TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES SNH MAY ACQUIRE IN THE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE THAT SNH WILL ACQUIRE ADDITIONAL COMMUNITIES OR THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL MANAGEMENT AGREEMENTS,

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
•

AT MARCH 31, 2015 WE HAD $26.7 MILLION OF CASH AND CASH EQUIVALENTS, $30.0 MILLION OF BORROWINGS OUTSTANDING UNDER OUR CREDIT FACILITIES AND $144.4 MILLION OF REMAINING AVAILABILITY UNDER THESE CREDIT FACILITIES, AND WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE FACTS MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY.  HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•

DURING THE PAST SEVERAL YEARS, WEAK ECONOMIC CONDITIONS THROUGHOUT THE COUNTRY HAVE NEGATIVELY AFFECTED MANY ENTITIES BOTH IN AND OUTSIDE OF OUR INDUSTRY, AND THESE CONDITIONS HAVE RESULTED IN, AMONG OTHER THINGS, A DECREASE IN OUR COMMUNITIES’ OCCUPANCY; HOWEVER IN RECENT YEARS ECONOMIC INDICATORS REFLECT AN IMPROVING HOUSING MARKET AND MANY OF THE SERVICES WE PROVIDE ARE NEEDS-DRIVEN.  THESE FACTORS MAY IMPLY THAT ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE MAY BE PENT UP DEMAND FOR SERVICES THAT WE PROVIDE AND THAT OUR REVENUES AND PROFITABILITY WILL IMPROVE AS A RESULT.  HOWEVER,

THERE CAN BE NO ASSURANCE THAT ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE EXISTS ANY PENT UP DEMAND FOR SERVICES WE PROVIDE OR THAT, EVEN IF THERE IS SUCH DEMAND, THAT WE WOULD BE SUCCESSFUL IN ATTRACTING SUCH DEMAND, OR THAT OUR REVENUES AND PROFITS WILL IMPROVE,

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
•

WE HAVE MADE A VOLUNTARY DISCLOSURE OF CERTAIN MEDICARE BILLING DEFICIENCIES RELATED TO MEDICARE RECORDS AND OTHER MATTERS TO THE OIG, AND WE HAVE COMPLETED OUR ASSESSMENT OF THESE MATTERS AND EXPECT TO SUBMIT A FINAL SUPPLEMENTAL DISCLOSURE TO THE OIG IN MAY 2015.  ALTHOUGH WE HAVE ACCRUED A REVENUE RESERVE TO ACCOUNT FOR MEDICARE PAYMENTS WE EXPECT TO REPAY AND WE HAVE ACCRUED A RESERVE FOR ADDITIONAL ASSOCIATED COSTS WE EXPECT TO INCUR, INCLUDING OIG IMPOSED PENALTIES, THERE CAN BE NO ASSURANCE THAT OUR RESERVES WILL BE ADEQUATE TO COVER THE PAYMENT OBLIGATIONS WE ARE ULTIMATELY DETERMINED TO OWE OR ADDITIONAL ASSOCIATED COSTS. ALSO, ADDITIONAL DEFICIENCIES MAY BE DISCOVERED THAT COULD INCREASE OUR LIABILITY TO THE OIG AND THE ASSOCIATED COSTS,

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

•

CONTINGENCIES IN OUR AND SNH’S PENDING AND FUTURE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR AND SNH’S PENDING ACQUISITIONS OR SALES AND ANY RELATED MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE, AND

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING SNH, RMR AND AIC AND OTHERS AFFILIATED WITH THEM, BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, ACTS OF TERRORISM, CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION, REGULATIONS OR RULE MAKING AFFECTING OUR BUSINESS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT AND IN OUR FILINGS WITH THE SEC INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
99.1	Representative form of Management Agreement, dated March 30, 2015, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Filed herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: May 11, 2015

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 11, 2015