Form 10-Q
period 2015-06-30
FIVE STAR QUALITY CARE INC
filed 2015-08-10
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of August 7, 2015:  49,046,115.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2015

References in this Quarterly Report on Form 10-Q to “we”, “us” or “our” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I.   Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$22,016	$20,988
Accounts receivable, net of allowance of $4,832 and $3,416 at June 30, 2015 and December 31, 2014, respectively	38,499	38,814
Due from related persons	11,569	12,641
Investments in available for sale securities, of which $10,279 and $8,352 are restricted as of June 30, 2015 and December 31, 2014, respectively	25,352	23,436
Restricted cash	4,468	2,945
Prepaid and other current assets	20,705	21,494
Assets of discontinued operations	1,840	1,463
Total current assets	124,449	121,781

Property and equipment, net	357,118	357,186
Equity investment of an investee	6,904	6,827
Restricted cash	3,477	2,170
Restricted investments in available for sale securities	15,222	19,835
Goodwill and other intangible assets	25,694	25,904
Other long term assets	2,590	1,270
	$535,454	$534,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facilities	$35,000	$35,000
Accounts payable and accrued expenses	89,653	85,606
Accrued compensation and benefits	44,286	34,171
Due to related persons	19,413	20,338
Mortgage notes payable	1,381	1,786
Accrued real estate taxes	11,042	11,282
Security deposits and current portion of continuing care contracts	7,074	7,235
Other current liabilities	25,527	19,470
Liabilities of discontinued operations	1,348	504
Total current liabilities	234,724	215,392

Long term liabilities:
Mortgage notes payable	43,281	49,373
Continuing care contracts	1,467	1,370
Accrued self-insurance obligations	33,407	37,268
Other long term liabilities	4,400	4,788
Total long term liabilities	82,555	92,799

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 49,046,115 and 48,997,315 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	490	490
Additional paid in capital	357,839	357,051
Accumulated deficit	(143,661)	(134,449)
Accumulated other comprehensive income	3,507	3,690
Total shareholders’ equity	218,175	226,782
	$535,454	$534,973

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Senior living revenue	$277,935	$275,388	$553,108	$547,169
Management fee revenue	2,699	2,433	5,222	4,858
Reimbursed costs incurred on behalf of managed communities	61,635	54,978	117,912	109,183
Total revenues	342,269	332,799	676,242	661,210

Operating expenses:
Senior living wages and benefits	136,351	134,179	269,604	266,962
Other senior living operating expenses	71,245	70,334	143,470	143,151
Costs incurred on behalf of managed communities	61,635	54,978	117,912	109,183
Rent expense	49,657	49,203	99,285	98,277
General and administrative	18,181	16,574	36,163	36,322
Depreciation and amortization	8,123	7,975	16,218	15,251
Total operating expenses	345,192	333,243	682,652	669,146

Operating loss	(2,923)	(444)	(6,410)	(7,936)

Interest, dividend and other income	243	213	463	409
Interest and other expense	(1,137)	(1,261)	(2,491)	(2,479)
Gain on early extinguishment of debt	692	—	692	—
Gain on sale of available for sale securities reclassified from other comprehensive (loss) income	18	13	38	326

Loss from continuing operations before income taxes and equity in earnings of an investee	(3,107)	(1,479)	(7,708)	(9,680)
(Provision for) benefit from income taxes	(280)	364	(584)	2,795
Equity in earnings of an investee	23	118	95	21
Loss from continuing operations	(3,364)	(997)	(8,197)	(6,864)
Loss from discontinued operations	(546)	(894)	(1,015)	(1,786)

Net loss	$(3,910)	$(1,891)	$(9,212)	$(8,650)

Weighted average shares outstanding—basic and diluted	48,399	48,013	48,382	48,007

Basic and diluted loss per share from:
Continuing operations	$(0.07)	$(0.02)	$(0.17)	$(0.14)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.04)
Net loss per share—basic and diluted	$(0.08)	$(0.04)	$(0.19)	$(0.18)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3,910)	$(1,891)	$(9,212)	$(8,650)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments in available for sale securities, net of tax of $0, $163, $0 and $318, respectively	(576)	268	(126)	521
Equity in unrealized (loss) gain of an investee, net of tax	(64)	22	(19)	41
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax of $0, $5, $0 and $124, respectively	(18)	(8)	(38)	(202)
Other comprehensive (loss) income	(658)	282	(183)	360
Comprehensive loss	$(4,568)	$(1,609)	$(9,395)	$(8,290)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,212)	$(8,650)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	16,496	15,774
Gain on early extinguishment of debt	(742)	—
Loss from discontinued operations before income tax	1,015	2,757
Gain on sale of available for sale securities	(38)	(326)
Loss on disposal of property and equipment	56	—
Equity in earnings of an investee	(95)	(21)
Stock-based compensation	788	559
Deferred income taxes	—	(4,756)
Provision for losses on receivables	2,880	2,607
Changes in assets and liabilities:
Accounts receivable	(2,565)	(4,255)
Prepaid expenses and other assets	(627)	1,832
Accounts payable and accrued expenses	4,081	15,096
Accrued compensation and benefits	10,115	8,096
Due to related persons, net	448	2,742
Other current and long term liabilities	1,358	3,569
Cash provided by operating activities	23,958	35,024

Cash flows from investing activities:
(Increase) decrease in restricted cash and investment accounts, net	(2,830)	7,900
Acquisition of property and equipment	(25,175)	(28,906)
Acquisition of senior living communities, net of liabilities assumed	—	(5,926)
Purchases of available for sale securities	(298)	(13,585)
Investment in an investee	—	(825)
Proceeds from sale of property and equipment to Senior Housing Properties Trust	8,902	17,423
Proceeds from sale of available for sale securities	2,817	8,225
Cash used in investing activities	(16,584)	(15,694)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	5,000	5,000
Repayments of borrowings on credit facilities	(5,000)	(20,000)
Repayments of mortgage notes payable	(5,498)	(621)
Payment of deferred financing fees	(300)	—
Cash used in financing activities	(5,798)	(15,621)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(536)	7,748
Net cash used in investing activities	(12)	—
Net cash flows (used in) provided by discontinued operations	(548)	7,748

Change in cash and cash equivalents	1,028	11,457
Cash and cash equivalents at beginning of period	20,988	23,628
Cash and cash equivalents at end of period	$22,016	$35,085

Supplemental cash flow information:
Cash paid for interest	$2,088	$1,599
Cash paid for income taxes, net	$750	$749

Non-cash activities:
Issuance of common stock	$206	$—
Real estate acquisition	$—	$(15,518)
Assumption of mortgage note payable	$—	$15,518

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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of June 30, 2015, we operated 272 senior living communities located in 32 states with 31,267 living units, including 241 primarily independent and assisted living communities with 28,460 living units and 31 SNFs with 2,807 living units.  As of June 30, 2015, we owned and operated 31 communities (3,064 living units), we leased and operated 181 communities (20,035 living units) and we managed 60 communities (8,168 living units).  Our 272 senior living communities, as of June 30, 2015, included 10,626 independent living apartments, 15,457 assisted living suites and 5,184 skilled nursing units.  The foregoing numbers exclude: (i) one assisted living community with 32 living units that we own which is being offered for sale and is classified as a discontinued operation; and (ii) three SNFs with a total of 167 living units that we lease from Senior Housing Properties Trust or its subsidiaries, or SNH, that are being offered for sale and are classified as discontinued operations.

Segment Information

We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of third parties independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standards Codification TM, or ASC, Topic 280, and therefore we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional liability and automobile insurance programs.

Note 2. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014‑09, Revenue from Contracts with Customers,  which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  This ASU clarifies the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017; however, early adoption at the original effective date is still permitted.  We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which excludes investments measured at net asset value, as a practical expedient for fair value, from the fair value hierarchy. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective application, with early adoption permitted. The

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

implementation of this ASU is not expected to have a material impact to the disclosures in our consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2015	2014
Land	$24,172	$24,172
Buildings and improvements	312,347	308,779
Furniture, fixtures and equipment	149,137	136,839
Property and equipment, at cost	485,656	469,790
Accumulated depreciation	(128,538)	(112,604)
Property and equipment, net	$357,118	$357,186

We recorded depreciation expense relating to our property and equipment of $8,110 and $7,290 for the three months ended June 30, 2015 and 2014, respectively, and $15,978 and $14,283 for the six months ended June 30, 2015 and 2014, respectively.

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate. We did not record impairment charges to any of our long lived assets in continuing operations for the three and six months ended June 30, 2015 or 2014.

As of June 30, 2015, we had $8,205 of assets included in our property and equipment that we expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.

In March 2015, we entered into an agreement to acquire two independent living communities with 68 and 84 living units, respectively, located in Tennessee for an aggregate purchase price of approximately $26,000, including the assumption of approximately $17,000 of mortgage debt. We expect to fund this acquisition with cash on hand and borrowings under our secured revolving credit facility. We currently expect this transaction to close during 2015. However, this acquisition is subject to various conditions; accordingly, we can provide no assurance that we will acquire these communities, that the acquisition will not be delayed or that the terms of this acquisition will not change.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the six months ended June 30, 2015:

	Equity Investment of an Investee	Investments in Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2015	$50	$3,640	$3,690
Unrealized gain on investments, net of tax	—	450	450
Equity in unrealized gain of an investee	45	—	45
Reclassification adjustment:
Realized gain on investments, net of tax	—	(20)	(20)
Balance at March 31, 2015	$95	$4,070	4,165
Unrealized loss on investments, net of tax	—	(576)	(576)
Equity in unrealized loss of an investee	(64)	—	(64)
Reclassification adjustment:
Realized gain on investments, net of tax	—	(18)	(18)
Balance at June 30, 2015	$31	$3,476	3,507

Accumulated other comprehensive income represents the unrealized appreciation of our investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC.

Note 5.  Income Taxes

For the six months ended  June 30, 2015, we recognized tax expense from our continuing operations of $584; we did not recognize any tax expense or benefit from our discontinued operations. As of December 31, 2014, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2026 if unused, were approximately $112,182 and our tax credit carry forwards, which begin expiring in 2022 if unused, were approximately $17,191.  We have an additional $333 of federal net operating loss carry forwards not included in the $112,182, that are attributable to unvested stock grants which will be recorded as an increase to additional paid in capital after they are realized in accordance with FASB ASC Topic 718. Our net operating loss carry forwards and tax credit carry forwards are subject to possible audits and adjustments by the Internal Revenue Service.

During the year ended December 31, 2014, we determined it was more likely than not that our net deferred tax assets would not be realized and concluded that a full valuation allowance was required. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

Note 6.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three and six months ended June 30, 2015 and 2014 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method.    The effect of our unvested restricted shares for the three and six months ended June 30, 2015 and 2014 was not included in the calculation of diluted EPS because to do so would have been antidilutive.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table provides a reconciliation of loss from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended June 30,
	2015			2014
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
Loss from continuing operations	$(3,364)	48,399	$(0.07)	$(997)	48,013	$(0.02)
Dilutive effect of unvested restricted shares	—	—		—	—
Diluted loss from continuing operations	$(3,364)	48,399	$(0.07)	$(997)	48,013	$(0.02)
Diluted loss from discontinued operations	$(546)	48,399	$(0.01)	$(894)	48,013	$(0.02)

	Six Months Ended June 30,
	2015			2014
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
Loss from continuing operations	$(8,197)	48,382	$(0.17)	$(6,864)	48,007	$(0.14)
Dilutive effect of unvested restricted shares	—	—		—	—
Diluted loss from continuing operations	$(8,197)	48,382	$(0.17)	$(6,864)	48,007	$(0.14)
Diluted loss from discontinued operations	$(1,015)	48,382	$(0.02)	$(1,786)	48,007	$(0.04)

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

Recurring Fair Value Measures

The tables below present the assets measured at fair value at June 30, 2015 and December 31, 2014 categorized by the level of inputs used in the valuation of each asset.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	As of June 30, 2015
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$7,640	$7,640	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	4,127	4,127	—	—
REIT industry	254	254	—	—
Other	3,771	3,771	—	—
Total equity securities	8,152	8,152	—	—
Debt securities
International bond fund(3)	2,397	—	2,397	—
High yield fund(4)	2,401	—	2,401	—
Industrial bonds	6,013	—	6,013	—
Government bonds	9,871	4,925	4,946	—
Financial bonds	2,669	—	2,669	—
Other	9,071	—	9,071	—
Total debt securities	32,422	4,925	27,497	—
Total available for sale securities	40,574	13,077	27,497	—
Total	$48,214	$20,717	$27,497	$—

	As of December 31, 2014
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$4,632	$4,632	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	4,059	4,059	—	—
REIT industry	330	330	—	—
Other	3,841	3,841	—	—
Total equity securities	8,230	8,230	—	—
Debt securities
International bond fund(3)	2,385	—	2,385	—
High yield fund(4)	2,352	—	2,352	—
Industrial bonds	6,577	—	6,577	—
Government bonds	11,371	5,683	5,688	—
Financial bonds	2,704	—	2,704	—
Other	9,652	—	9,652	—
Total debt securities	35,041	5,683	29,358	—
Total available for sale securities	43,271	13,913	29,358	—
Total	$47,903	$18,545	$29,358	$—

(1)

Cash equivalents, consisting of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported on our balance sheet as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $5,626 and $2,792 of balances that are restricted at June 30, 2015 and December 31, 2014, respectively.

(2)

Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $25,352 and $15,222, respectively, at June 30, 2015, and $23,436 and $19,835, respectively, at December 31, 2014. Our investments in available for sale securities had amortized costs of $38,440 and $40,974 as of June 30, 2015 and December 31, 2014, respectively, had unrealized gains of $2,400 and $2,455 as of June 30, 2015 and December 31, 2014, respectively, and had unrealized losses of $266 and $157 as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, 27 of the securities we hold, with a fair value of $7,494, have been in a loss position for less than 12 months and nine of the securities we hold, with a fair value of $1,469, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, or we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the six months ended June 30, 2015 and 2014, we received gross proceeds of $2,817 and $8,225, respectively, in connection with the sales of available for sale securities and

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

recorded gross realized gains totaling $38 and $349, respectively, and gross realized losses totaling $0 and $23, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

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

During the six months ended June 30, 2015, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2015.

The carrying values of accounts receivable and accounts payable approximate fair value as of June 30, 2015 and December 31, 2014.  The carrying value and fair value of our mortgage notes payable were $44,662 and $48,199, respectively, as of June 30, 2015 and $51,159 and $56,099, respectively, as of December 31, 2014, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 3 for a discussion of fair value measurements related to impairments of our long lived assets.

We evaluate the recoverability of goodwill or other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired.  As of October 1, 2014, we evaluated our goodwill for impairment and determined that the fair value of our reporting units exceeded their carrying values on that date.  As of June 30, 2015, no events or changes in circumstances had occurred since October 1, 2014 that would trigger the need for an additional impairment review.

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

Note 8.  Indebtedness

We have a $25,000 revolving secured line of credit, or our Credit Agreement, that is available for general business purposes, including acquisitions.  The maturity date of our Credit Agreement is March 18, 2016.  Borrowings under our Credit Agreement typically bear interest at LIBOR plus a premium of 250 basis points, or 2.69% as of June 30, 2015.  We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under the Credit Agreement. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity.  We made no borrowings under our Credit Agreement during either of the six months

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

ended June 30, 2015 and 2014 and, as of June 30, 2015, we had no amounts outstanding under our Credit Agreement.  We incurred interest expense and other associated costs related to our Credit Agreement of $48 for each of the three months ended June 30, 2015 and 2014, and $96 for each of the six months ended June 30, 2015 and 2014.

We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, which includes termination of our business management agreement with Reit Management & Research LLC, or RMR LLC.

We also have a $150,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions.  In April 2015, we exercised our option to extend the maturity date of our Credit Facility to April 13, 2016; we paid a fee of $300 in connection with this extension. Subject to the payment of an extension fee and meeting certain other conditions, we have the option to further extend the maturity date of our Credit Facility to April 13, 2017.  Borrowings under our Credit Facility typically bear interest at LIBOR plus a premium of 250 basis points, or 2.69% as of June 30, 2015.  We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under our Credit Facility. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity.  The weighted average interest rate for borrowings under our Credit Facility was 2.74% and 2.79% for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, we had $35,000 outstanding under our Credit Facility.  We incurred interest expense and other associated costs related to our Credit Facility of $404 and $542 for the three months ended June 30, 2015 and 2014, respectively, and $1,013 and $1,135 for the six months ended June 30, 2015 and 2014, respectively.

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

Our Credit Agreement and our Credit Facility contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  On March 13, 2015, we and the lenders under our Credit Agreement entered into Amendment No. 3 to the Credit and Security Agreement, which amended the defined term for EBITDA set forth in the Credit Agreement by excluding from the calculation of EBITDA certain costs associated with Medicare compliance deficiencies and made certain changes to the representations and warranties in the Credit Agreement to except certain failures to comply with Medicare billing, recordkeeping, reporting and related practices from events which may otherwise cause our default.

At June 30, 2015, four of our senior living communities were encumbered by mortgage notes with an aggregate outstanding principal balance of $44,662: (1) two of our communities were encumbered by Federal National Mortgage Association, or FNMA, mortgage notes and (2) two of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgage notes.  These mortgages contain FNMA and FMCC standard mortgage covenants, respectively.  We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgage notes as part of our acquisitions of the encumbered communities in order to record the assumed mortgage notes at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgage notes.  The weighted average interest rate on these four notes was 6.48% as of June 30, 2015.  Payments of principal and interest are due monthly under these mortgage notes until maturities at varying dates ranging from June 2018 to September 2032.  We incurred mortgage interest expense, including premium amortization, of $683 and $671 for the three months ended June 30, 2015 and 2014, respectively, and $1,381 and $1,248 for the six months ended June 30, 2015 and 2014, respectively.  Our mortgages require monthly payments into escrows

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable FNMA and FMCC approvals.

In June 2015, we prepaid a mortgage note that had a principal balance of $4,873 and required interest at the contracted rate of 8.99% per annum. In connection with this repayment, we recorded a gain of $692 on early extinguishment of debt, net of unamortized premiums and a 1% prepayment penalty, in the second quarter of 2015.

As of June 30, 2015, we believe we were in compliance with all applicable covenants under our Credit Agreement, Credit Facility and mortgages.

See Note 3 for information regarding mortgage debt we expect to assume in connection with our pending acquisition of two independent living communities.

Note 9. Off Balance Sheet Arrangements

We have pledged our accounts receivable and certain other assets, with a carrying value, as of June 30, 2015, of $13,742, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of June 30, 2015, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC and others related to them, including other companies to which RMR LLC provides management services and which have directors, trustees and officers who are also directors or officers of us or RMR LLC. For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

SNH: We were formerly a 100% owned subsidiary of SNH until SNH spun us out to its shareholders in 2001. As of June 30, 2015, SNH owned 4,235,000 of our common shares, representing approximately 8.6% of our outstanding common shares, and SNH is our largest shareholder.

As of June 30, 2015, we leased 180 senior living communities from SNH.  Our total minimum annual rent payable to SNH as of June 30, 2015 and 2014 was $191,397 and $190,867, respectively,  excluding percentage rent.  Our total rent expense under our leases with SNH, net of lease inducement amortization, was $48,973 and $48,822 for the three months ended June 30, 2015 and 2014, respectively, and $97,915 and $97,581 for the six months ended June 30, 2015 and 2014, respectively, which amounts included estimated percentage rent of $1,393 and $1,403 for the three months ended June 30, 2015 and 2014, respectively, and $2,824 and $2,819 for of the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, we had outstanding rent due and payable to SNH of $17,286 and $17,310, respectively.  During the six months ended June 30, 2015 and 2014, pursuant to the terms of our leases with SNH, we sold $8,902 and $17,423, respectively, of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $717 and $1,395, respectively. As of June 30, 2015, our property and equipment included $8,205 for similar improvements we have made to properties we lease from SNH that we typically request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.

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

In July 2015, we and SNH sold a SNF located in Iowa with 12 living units for $155, and as a result of this sale, our annual minimum rent payable to SNH decreased by $16 in accordance with the terms of the applicable lease.

In August 2015, we and SNH sold a SNF located in Wisconsin with 39 living units for $850, and as a result of this sale, our annual minimum rent payable to SNH decreased by $85 in accordance with the terms of the applicable lease.

As of June 30, 2015, we managed 60 senior living communities for SNH; as of June 30, 2014, we managed 44 senior living communities for SNH. Pursuant to these management agreements with SNH, we earned management fees of $2,699 and $2,433 for the three months ended June 30, 2015 and 2014, respectively, and $5,222 and $4,858 for the six months ended June 30, 2015 and 2014, respectively.

In May 2015, we began managing pursuant to 14 separate management agreements 14 senior living communities that SNH acquired at that time. The economic terms of these management agreements are substantially similar to our other management agreements with SNH for senior living communities including assisted living units.

Also in May 2015, SNH acquired a senior living community with 40 private pay independent living units located in Georgia.  This senior living community is adjacent to another community that we manage for SNH.  The operations of this community and the community already managed are conducted as a single integrated community under the same management agreement.

Pursuant to our management agreement with D&R Yonkers LLC, we earned management fees of  $54 and $59 for the three months ended June 30, 2015 and 2014, respectively, and $108 and $119 for the six months ended June 30, 2015 and 2014, respectively. SNH’s executive officers are the principals of D&R Yonkers LLC, which was established in order to accommodate certain state licensing requirements.

RMR LLC:  Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $2,142 and $2,134, and information system service charges of $0 and $1,384,  for the three months ended June 30, 2015 and 2014, respectively, and business management fees of $4,269 and $4,140, and information system service charges of $0 and $2,903, for the six months ended June 30, 2015 and 2014, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

On March 16, 2015, we and RMR LLC entered into an amended and restated business management agreement, which was approved by our Compensation Committee, comprised solely of our Independent Directors.  As amended, RMR LLC may terminate the business management agreement upon 120 days’ written notice, and we continue to have the right to terminate the business management agreement upon 60 days’ written notice, subject to approval by a majority vote of our Independent Directors.  As amended, if we terminate or do not renew the business management agreement other than for cause, as defined, we are obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of termination or nonrenewal.  If we terminate for cause, as defined, no termination fee is payable.  Also, as amended, RMR LLC agrees to provide certain transition services to us for 120 days following termination by us or notice of termination by RMR LLC.

Our rent expense for our headquarters that we lease from an affiliate of Reit Management & Research Trust, or RMR Trust, was $436 and $317 for the three months ended June 30, 2015 and 2014, respectively, and $847 and $672 for the six months ended June 30, 2015 and 2014, respectively. RMR Trust is an owner of RMR LLC, our manager.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

AIC:  As of June 30, 2015, our investment in AIC had a carrying value of $6,904.  We recognized income of $23 and $118 related to our investment in AIC for the three months ended June 30, 2015 and 2014, respectively, and $95 and $21 for the six months ended June 30, 2015 and 2014, respectively. Our other comprehensive (loss) income includes unrealized (losses) gains on securities held for sale which are owned by AIC of $(64) and $22 for the three months ended June 30, 2015 and 2014, respectively, and $(19) and $41 for the six months ended June 30, 2015 and 2014, respectively.

In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premium to be paid annually and a one year combined policy providing terrorism coverage of $200,000 for our properties. We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $4,067 in connection with these policies for the policy year ending June 30, 2016, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

Note 11.  Discontinued Operations

In June 2013, we decided to offer for sale one assisted living community we own with 32 living units.  We are in the process of offering this community for sale. As of June 30, 2015, we had three senior living communities that we leased from SNH which were being offered for sale and included in our discontinued operations. Please see Note 10 for a discussion of the sale of two of these senior living communities in discontinued operations subsequent to June 30, 2015. We can provide no assurance that we will be able to sell the senior living community that we are offering for sale, or that we and SNH will be able to sell the remaining senior living community that we lease from SNH that is being offered for sale, or what the terms or timing of any sales may be.

We have reclassified our condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented to show the financial position and results of operations of our senior living communities that have been sold or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,082	$6,302	$3,686	$13,803
Expenses	(1,628)	(7,694)	(4,701)	(16,560)
Benefit from income taxes	—	498	—	971
Loss from discontinued operations	$(546)	$(894)	$(1,015)	$(1,786)

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

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

As previously disclosed, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs.  This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules.  As a result of these discoveries, in February 2015, we made a voluntary disclosure of deficiencies to the United States Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol.  We completed our investigation and assessment of these matters and submitted a final supplemental disclosure to the OIG in May 2015. At December 31, 2014, we had accrued a revenue reserve of $4,333 for historical Medicare repayments that we expect to repay as a result of these deficiencies.  For the quarter ended March 31, 2015, this revenue reserve was increased by $2,400 so it now totals $6,733.  In addition, we have recorded expense for additional costs we incurred or expect to incur, including OIG imposed penalties, as a result of this matter totaling $3,606 for the year ending December 31, 2014, and $1,856 and $4,161 for the three and six months ending June 30, 2015, respectively, of which $5,070 remains accrued and not paid at June 30, 2015. As part of the OIG’s Self-Disclosure Protocol, we expect that the OIG will review and evaluate our investigation and assessment of these deficiencies.  The OIG may not agree with our assessment and also may require additional investigation and assessment of these deficiencies and additional deficiencies may be discovered as a result, which could increase our liability to the OIG and other costs. Potential losses associated with any such disagreement or with such additional investigation and assessment and/or additional compliance deficiencies are reasonably possible but cannot be reasonably estimated at this time.

We are defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserts claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19.2 million, which consisted of $2.5 million for pain and suffering and the remainder in punitive damages. Although we cannot predict the ultimate outcome of this claim, we believe the jury’s verdicts were wrong and the result of significant trial error.  We intend to vigorously pursue our position in post trial motions, and, if those motions are unsuccessful, on appeal. In accordance with ASC 450, we have determined that losses beyond costs already incurred in defending the lawsuit are not probable at this time and it is not possible to reasonably estimate any such liability for this case, and therefore, we have not recorded a reserve for this matter.

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

Key Statistical Data For the Three Months Ended June 30, 2015 and 2014:

The following tables present a summary of our operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(dollars in thousands, except average monthly rate)	2015	2014		Change	%/bps Change
Senior living revenue	$277,935	$275,388		$2,547	0.9%
Management fee revenue	2,699	2,433		266	10.9%
Reimbursed costs incurred on behalf of managed communities	61,635	54,978		6,657	12.1%
Total revenue	342,269	332,799		9,470	2.8%
Senior living wages and benefits	(136,351)	(134,179)		(2,172)	(1.6)%
Other senior living operating expenses	(71,245)	(70,334)		(911)	(1.3)%
Costs incurred on behalf of managed communities	(61,635)	(54,978)		(6,657)	(12.1)%
Rent expense	(49,657)	(49,203)		(454)	(0.9)%
General and administrative expenses	(18,181)	(16,574)		(1,607)	(9.7)%
Depreciation and amortization expense	(8,123)	(7,975)		(148)	(1.9)%
Interest, dividend and other income	243	213		30	14.1%
Interest and other expense	(1,137)	(1,261)		124	9.8%
Gain on early extinguishment of debt	692	—		692	—%
Gain on sale of available for sale securities	18	13		5	38.5%
(Provision for) benefit from income taxes	(280)	364		(644)	(176.9)%
Equity in earnings of an investee	23	118		(95)	(80.5)%
Loss from continuing operations	$(3,364)	$(997)		$(2,367)	(237.4)%

Total number of communities (end of period):
Owned and leased communities(1)	212	212		—	—%
Managed communities	60	44		16	36.4%
Number of total communities(1)	272	256		16	6.3%

Total number of living units (end of period):
Owned and leased living units	23,099	23,063 (2)		36	0.2%
Managed living units	8,168	7,051		1,117	15.8%
Number of total living units	31,267	30,114		1,153	3.8%

Owned and leased communities:
Occupancy %	85.1%	85.8%	(2)	n/a	(70)	bps
Average monthly rate(3)	$4,591	$4,537		$54	1.2%
Percent of senior living revenue from Medicaid	11.1%	10.7%		n/a	40	bps
Percent of senior living revenue from Medicare	11.3%	12.2%		n/a	(90)	bps
Percent of senior living revenue from private and other sources	77.6%	77.1%		n/a	50	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that was temporarily closed for a major renovation.
(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since April 1, 2014):

	Three Months Ended June 30,
(dollars in thousands, except average monthly rate)	2015	2014	Change	%/bps Change
Senior living revenue	$276,653	$274,630	$2,023	0.7%
Management fee revenue	2,450	2,433	17	0.7%
Senior living wages and benefits	(135,836)	(133,888)	(1,948)	(1.5)%
Other senior living operating expenses	(70,967)	(70,154)	(813)	(1.2)%
Total number of communities (end of period):
Owned and leased communities(1)	211	211	n/a	—
Managed communities	44	44	n/a	—
Number of total communities(1)	255	255	n/a	—
Total number of living units (end of period):
Owned and leased living units(2)	22,946	22,948	(2)	0.0%
Managed living units(2)	7,063	7,051	12	0.2%
Number of total living units(2)	30,009	29,999	10	0.0%

Owned and leased communities:
Occupancy %(2)	85.1%	85.8%	n/a	(70)	bps
Average monthly rate(3)	$4,601	$4,539	$62	1.4%
Percent of senior living revenue from Medicaid	11.2%	10.7%	n/a	50	bps
Percent of senior living revenue from Medicare	11.3%	12.3%	n/a	(100)	bps
Percent of senior living revenue from private and other sources	77.5%	77.0%	n/a	50	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that was temporarily closed for a major renovation. Includes certain other living units added or removed at the comparable communities.
(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Our senior living revenue increased by 0.9% for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to increased charges to private pay residents, partially offset by a decrease in occupancy.

Our management fee revenue and reimbursed costs incurred on behalf of our managed communities increased 10.9% and 12.1%, respectively, for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to an increase in the number of communities we managed from 44 to 60 and an increase in average monthly rates, partially offset by a decrease in occupancy at our comparable communities.

Our senior living wages and benefits increased by 1.6% for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to annual wage increases and increased employee health insurance costs during the 2015 period.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 1.3% primarily due to increased professional fees and other costs we have incurred or expect to incur in connection with an ongoing compliance related assessment at one of our SNFs.

Our rent expense increased by 0.9% for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to additional rent related to senior living community capital improvements purchased by SNH since January 1, 2014 pursuant to our leases with SNH, partially offset by annual minimum rent reductions as a result of the sale of certain properties that we leased from SNH during 2014 and the first quarter of 2015.

General and administrative expenses increased by 9.7% for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to increased wages for certain specialized personnel, including information technology, accounting and tax personnel, recruiting costs, increases in stock compensation expense due to Director stock grants

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

made in the second quarter of 2015 compared to in the third quarter of 2014 and increases in legal and other professional fees, partially offset by decreased audit related fees incurred in the 2015 period.

Our depreciation and amortization expense increased by 1.9% for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to our acquisition of a senior living community in the second quarter of 2014 and capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned senior living communities.

Our interest, dividend and other income increased by 14.1% for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to higher investable cash balances.

Our interest and other expense decreased by 9.8% for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to decreased deferred financing fees relating to our Credit Facility that we amortized as interest expense.

Gain on sale of available for sale securities represents our realized gain on investments.

For the three months ended June 30, 2015, we recognized tax expense from continuing operations of $0.3 million and for the three months ended June 30, 2014, we recognized a tax benefit of $0.4 million. As of December 31, 2014, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $112.2 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $17.2 million.  For more information about our taxes, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Discontinued operations:

We recorded a loss from discontinued operations for the three months ended June 30, 2015 of $0.5 million compared to a loss of $0.9 million for the same period in 2014.  The loss from discontinued operations for the three months ended June 30, 2014 included a benefit from income tax of $0.5 million.  The losses in both periods were primarily due to losses incurred at assisted living communities and SNFs that we have sold or expect to sell.

Key Statistical Data For the Six Months Ended June 30, 2015 and 2014:

The following tables present a summary of our operations for the six months ended June 30, 2015 and 2014:

(dollars in thousands, except average monthly rate)	Six Months Ended June 30,
	2015	2014	Change	%/bps Change
Senior living revenue	$553,108	$547,169	$5,939	1.1%
Management fee revenue	5,222	4,858	364	7.5%
Reimbursed costs incurred on behalf of managed communities	117,912	109,183	8,729	8.0%
Total revenue	676,242	661,210	15,032	2.3%
Senior living wages and benefits	(269,604)	(266,962)	(2,642)	(1.0)%
Other senior living operating expenses	(143,470)	(143,151)	(319)	(0.2)%
Costs incurred on behalf of managed communities	(117,912)	(109,183)	(8,729)	(8.0)%
Rent expense	(99,285)	(98,277)	(1,008)	(1.0)%
General and administrative expenses	(36,163)	(36,322)	159	0.4%
Depreciation and amortization expense	(16,218)	(15,251)	(967)	(6.3)%
Interest, dividend and other income	463	409	54	13.2%
Interest and other expense	(2,491)	(2,479)	(12)	(0.5)%
Gain on early extinguishment of debt	692	—	692	—%
Gain on sale of available for sale securities	38	326	(288)	(88.3)%
(Provision for) benefit from income taxes	(584)	2,795	(3,379)	(120.9)%
Equity in earnings of Affiliates Insurance Company	95	21	74	352.4%
Loss from continuing operations	$(8,197)	$(6,864)	$(1,333)	(19.4)%

Total number of communities (end of period):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Owned and leased communities(1)	212	212		—	—
Managed communities	60	44		16	36.4%
Number of total communities(1)	272	256		16	6.3%
Total number of living units (end of period):
Owned and leased living units	23,099	23,063 (2)		36	0.2%
Managed living units	8,168	7,051		1,117	15.8%
Number of total living units	31,267	30,114		1,153	3.8%

Occupancy %	85.3%	85.9%	(2)	n/a	(60)	bps
Average monthly rate(3)	$4,607	$4,535		$72	1.6%
Percent of senior living revenue from Medicaid	10.9%	10.8%		n/a	10	bps
Percent of senior living revenue from Medicare	11.7%	12.3%		n/a	(60)	bps
Percent of senior living revenue from private and other sources	77.4%	76.9%		n/a	50	bps

(1) Excludes those senior living communities that we have classified as discontinued operations.

(2)Excludes 38 living units in one senior living community that was temporarily closed for a major renovation.

(3)Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2014):

	Six Months Ended June 30,
(dollars in thousands, except average monthly rate)	2015	2014	Change	%/bps Change
Senior living revenue	$550,586	$546,411	$4,175	0.8%
Management fee revenue	4,894	4,858	36	0.7%
Senior living wages and benefits	(268,623)	(266,671)	(1,952)	0.7%
Other senior living operating expenses	(142,898)	(142,971)	73	(0.1)%
Total number of communities (end of period):
Owned and leased communities	211	211	n/a	—
Managed communities	44	44	n/a	—
Number of total communities(1)	255	255	n/a	—
Total number of living units (end of period):
Owned and leased living units(2)	22,946	22,948	(2)	0.0%
Managed living units(2)	7,063	7,051	12	0.2%
Number of total living units(2)	30,009	29,999	10	0.0%

Owned and leased communities:
Occupancy %(2)	85.3%	85.8%	n/a	(50)	bps
Average monthly rate(3)	$4,616	$4,537	$79	1.7%
Percent of senior living revenue from Medicaid	11.0%	10.8%	n/a	20	bps
Percent of senior living revenue from Medicare	11.7%	12.3%	n/a	(60)	bps
Percent of senior living revenue from private and other sources	77.3%	76.9%	n/a	40	bps

(1)Excludes those senior living communities that we have classified as discontinued operations.

(2)Excludes 38 living units in one senior living community that was temporarily closed for a major renovation. Includes certain other living units added or removed at the comparable communities.

(3)Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Our senior living revenue increased by 1.1% for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to increased charges to private pay residents, partially offset by a decrease in occupancy and a $2.4 million increase in a revenue reserve recorded in the 2015 period in connection with an ongoing compliance related assessment at one of our SNFs.

Our management fee revenue and reimbursed costs incurred on behalf of our managed communities increased by 7.5% and 8.0%, respectively, for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to an

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

increase in the number of communities we managed from 44 to 60 and an increase average monthly rates, partially offset by a decrease in occupancy at our comparable communities.

Our senior living wages and benefits increased by 1.0% for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to annual wage increases during the 2015 period and increases in employee health insurance costs, partially offset by decreased costs related to our workers’ compensation program.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 0.2% primarily due to increased professional fees, estimated penalties and other costs we have incurred or expect to incur in connection with an ongoing compliance related assessment at one of our SNFs, partially offset by decreased reserves related to our professional and general liability insurance programs.

Our rent expense increased by 1.0% for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2014 pursuant to our leases with SNH, partially offset by annual minimum rent reductions as a result of the sale of certain properties that we leased from SNH during 2014 and 2015.

General and administrative expenses decreased by 0.4% for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to decreased audit related fees in the 2015 period, partially offset by an increase in wages for certain specialized personnel, including information technology, accounting and tax personnel, recruiting costs and other legal and professional fees.

Our depreciation and amortization expense increased by 6.3% for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs related to the purchase of furniture and fixtures for our owned senior living communities.

Our interest, dividend and other income increased by 13.2% for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to higher investable cash balances.

Our interest and other expense increased by 0.5% for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to the assumption of a mortgage note in connection with our acquisition of a senior living community in the second quarter of 2014, partially offset by decreased deferred financing fees relating to our Credit Facility we amortized as interest expense.

For the six months ended June 30, 2015 and 2014 we recognized tax expense from continuing operations of $0.6 million and a benefit from income tax of $2.8 million, respectively.  For more information about our taxes, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Discontinued operations:

We recorded a loss from discontinued operations for the six months ended June 30, 2015 of $1.0 million compared to a loss of $1.8 million for the six months ended June 30, 2014.  The loss from discontinued operations for the six months ended June 30, 2014 included a benefit from income tax of $1.0 million. The losses in both periods were primarily due to losses incurred at assisted living communities and SNFs that we have sold or expect to sell.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015,  we had $22.0 million of unrestricted cash and cash equivalents and $25.0 million and $114.4 million available to borrow under our Credit Agreement and our Credit Facility, respectively. We expect to use the cash flow from our operations, our cash balances, borrowings under our Credit Agreement and our Credit Facility and proceeds from our sales to SNH of qualified capital improvements we may make to properties that we lease from SNH for increased rent pursuant to our leases with SNH to fund our operations, debt repayments, investments in and maintenance of our properties, future property acquisitions and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter.  If,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

however, our occupancies decline from historic levels, the non-government rates we receive for our services decline,  government reimbursement rates are reduced and we are unable to generate positive cash flow for an extended period, or for other reasons, we expect that we would explore alternatives to fund our operations.  Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our owned communities that are not subject to existing mortgages and issuing new debt or equity securities.

Assets and Liabilities

At June 30, 2015, we had cash and cash equivalents of $22.0 million compared to $21.0 million at December 31, 2014. Our total current assets at June 30, 2015 were $124.4 million compared to $121.8 million at December 31, 2014.  Our total current and long term liabilities were $234.7 million and $82.6 million, respectively, at June 30, 2015 compared to $215.4 million and $92.8 million, respectively, at December 31, 2014. The increase in our total current liabilities relates to an increase in the current portion of our estimated workers’ compensation liabilities, increased accrued compensation costs and increased accrued reserves, compliance costs, professional fees and penalties in connection with an ongoing compliance related assessment at one of our SNFs. The decrease in our total long term liabilities relates to our repayment of a previously outstanding mortgage note, as well as a decrease in the long term portion of our estimated workers’ compensation liabilities.

We had cash flows from operating activities of $24.0 million for the six months ended June 30, 2015 compared to $35.0 million for the same period in 2014.  Acquisitions of property and equipment, on a net basis after the proceeds from the sales of such assets to SNH, were $16.3 million and $11.5 million for the six months ended June 30, 2015 and 2014, respectively.

Compliance Matters

As previously disclosed, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs.  This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules.  As a result of these discoveries, in February 2015, we made a voluntary disclosure of deficiencies to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol.  We completed our investigation and assessment of these matters and submitted a final supplemental disclosure to the OIG in May 2015. At December 31, 2014, we had accrued a revenue reserve of $4.3 million for historical Medicare repayments we expect to repay as a result of these deficiencies.  For the quarter ended March 31, 2015, this revenue reserve was increased by $2.4 million so it now totals $6.7 million.    In addition, we have recorded expense for additional costs we incurred or expect to incur, including OIG imposed penalties, as a result of this matter totaling $3.6 million for the year ending December 31, 2014, and $1.9 million and $4.2 million for the three and six months ending June 30, 2015, respectively, of which $5.1 million remains accrued and not paid at June 30, 2015. As part of the OIG’s Self-Disclosure Protocol, we expect that the OIG will review and evaluate our investigation and assessment of these deficiencies.  The OIG may not agree with our assessment and also may require additional investigation and assessment of these deficiencies and additional deficiencies may be discovered as a result, which could increase our liability to the OIG and other costs. Potential losses associated with any such disagreement or with such additional investigation and assessment and/or additional compliance deficiencies are reasonably possible but cannot be reasonably estimated at this time.

Our Leases and Management Agreements with SNH

As of June 30, 2015, we leased 180 senior living communities (including three that we have classified as discontinued operations) from SNH under four leases.  Our total annual rent payable to SNH as of June 30, 2015 was $191.4 million, excluding percentage rent based on increases in gross revenues at certain properties.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization, was $49.0 million and $48.8 million for the three months ended June 30, 2015 and 2014, respectively, and $97.9 million and $97.6 million for the six months ended June 30, 2015 and 2014, respectively, which included approximately $1.4 million in estimated percentage rent paid to SNH for each of the three months ended June 30, 2015 and 2014, and $2.8 million for each of the six months ended June 30, 2015 and 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH.  During the six months ended June 30, 2015, SNH reimbursed us $8.9 million for capital expenditures made at the properties we lease from SNH and these purchases resulted in our annual rent being increased by approximately $0.7 million.

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

In February 2015, we and SNH sold a vacant assisted living community located in Pennsylvania for $0.3 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $22,500 in accordance with the terms of the applicable lease.

In March 2015, we entered into an agreement to acquire two independent living communities with 68 and 84 living units, respectively, located in Tennessee for an aggregate purchase price of approximately $26.0 million, including the assumption of approximately $17.0 million of mortgage debt. We expect to fund this acquisition with cash on hand and borrowings under our Credit Facility. We currently expect this transaction to close during 2015.

In May 2015, we began managing pursuant to 14 separate management agreements 14 senior living communities that SNH acquired at that time. The economic terms of these management agreements are substantially similar to our other management agreements with SNH for senior living communities including assisted living units.

Also in May 2015, SNH acquired a senior living community with 40 private pay independent living units located in Georgia.  This senior living community is adjacent to another community that we manage for SNH.  The operations of this community and the community already managed are conducted as a single integrated community under the same management agreement.

In July 2015, we and SNH sold a SNF located in Iowa with 12 living units for $0.2 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $15,500 in accordance with the terms of the applicable lease.

In August 2015, we and SNH sold a SNF located in Wisconsin with 39 living units for $0.9 million, and as a result of this sale, our annual minimum rent payable to SNH decreased by $0.1 million in accordance with the terms of the applicable lease.

The foregoing pending acquisition is subject to various conditions. Accordingly, we can provide no assurance that this acquisition will be completed, will not be delayed or that the terms will not change.

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent pursuant to our leases with SNH) and principal and interest payments on our debt.

During the past several years, weak economic conditions throughout the country have negatively affected many businesses both in and outside of our industry. We believe that occupancy in our industry and in our senior living communities was negatively affected by the inability of some potential residents to sell their housing at prices they considered acceptable. Although many of the services that we provide are needs driven, some of our prospective

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

residents may be deferring their decisions to relocate to senior living communities in light of such economic circumstances.  In recent years, economic indicators indicate an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services.

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I, Item 1 of our Annual Report under the caption “Government Regulation and Reimbursement”.  We derived approximately 22.6% and 23.1% of our total revenues from continuing operations from these programs during the six months ended June 30, 2015 and 2014, respectively.

Our net Medicare revenues from services to senior living community residents from continuing operations totaled $63.7 million and $66.4 million during the six months ended June 30, 2015 and 2014, respectively.  Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $59.9 million and $58.3 million during the six months ended June 30, 2015 and 2014, respectively.  Our Medicare net revenue is impacted by periodic adjustments to the Prospective Payment System, or PPS, by the Centers for Medicare & Medicaid Services, or CMS. PPS is a method of rate setting which CMS uses to make Medicare payments for services based on a predetermined, fixed payment amount in a classification system of service deemed to be appropriate for patients, in contrast to a historical fee for service model.  CMS updates PPS rates by facility type annually. CMS issued updated PPS rates for SNFs for federal fiscal year 2015, which went into effect on October 1, 2014. As part of this rule, CMS is applying a net increase of 2.0% to Medicare payment rates for SNFs, which takes into account a 2.5% market basket increase for inflation reduced by a 0.5% productivity adjustment. On July 30 15, 2015, CMS released its final rule for the Medicare prospective payment system rates for SNFs for federal fiscal year 2016, which will go into effect on October 1, 2015. As part of this rule, CMS will apply a net increase of 1.2% to Medicare payment rates for SNFs, which takes into account a 2.3% market basket increase for inflation reduced by a 0.6% forecast error adjustment and a 0.5% productivity adjustment. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these modest adjustments in Medicare rates will in fact compensate for the increased costs we may incur for services to our residents whose bills are paid by Medicare.

As part of its rule for federal fiscal year 2016, CMS amends the Medicare and Medicaid conditions of participation to require SNFs to submit staffing information based on payroll and other verifiable data to CMS. CMS also will implement a SNF quality reporting program, as required by the Improving Medicare Post-Acute Transformation Act of 2014, or the IMPACT Act. Starting in federal fiscal year 2018, CMS will reduce annual payment updates by 2.0% for SNFs that fail to submit required quality data. In addition, CMS adopts a 30 day all cause, all condition hospital readmission measure for SNFs, for use in a new value based purchasing program that will provide incentive payments to SNFs for quality and efficiency beginning in federal fiscal year 2019, as required by the Protecting Access to Medicare Act of 2014.

On July 13, 2015, CMS released a proposed rule to comprehensively update the requirements for long term care facilities that participate in Medicare and Medicaid, such as our SNFs.  The proposed rule would institute a broad range of new requirements, some of which stem from statutory modifications under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively ACA, and the IMPACT Act, and which are intended to promote advances in service delivery and safety standards and practices, and to improve the quality, effectiveness and safety of care and services provided to residents.  In particular, the proposed rule would require our SNFs to:  train staff on care for residents with dementia and on abuse prevention; consider residents’ health needs when making decisions about the kinds and levels of staffing; ensure that staff have the appropriate skills and competencies to provide individualized care; augment care planning activities, including considering residents’ goals and preferences and, on discharge, giving residents necessary follow up information and improving communication with receiving facilities or services; permit dietitians and therapy providers to write orders under certain circumstances; provide greater food choice for residents; implement an updated infection prevention and control program, including requiring each of our SNFs to designate an infection prevention and control officer; and strengthen residents’ rights.  In addition, the proposed rule would require our SNFs to:  alter their staffing levels and competencies based on the results of mandated facility assessments; develop, implement and maintain a compliance and ethics program and quality assurance and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

performance improvement program; and implement new practices surrounding the preparation and implementation of care plans and discharge summaries, among other new requirements.  These proposals, if finalized, would increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, such as our SNFs.  Specifically, CMS estimates in the proposed rule that the per facility cost of complying with all of the new requirements would be approximately $46,000 in the first year, and approximately $41,000 each year thereafter.

The Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which has reduced Medicare payments by 2.0% since April 1, 2013, and has had an adverse effect on our financial results.  Sequestration remains in effect and could result in further reductions to our revenues from Medicare and certain other federal health programs in the future.  Any future reductions in Medicare payment rates could be adverse and material to our operations and to our future financial results of operations.  Furthermore, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, gradually reduced the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual eligible beneficiaries, this rule has a substantial adverse effect on SNFs, including some of those we operate. The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013.

Our Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS. On April 14, 2015, the Congress passed the Medicare Access and CHIP Reauthorization Act, or MACRA, which extended the outpatient therapy cap exceptions process from March 31, 2015 until January 1, 2018, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. MACRA also repealed the Sustainable Growth Rate, or SGR, formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 1, 2015, and replaced the SGR formula with a different reimbursement methodology.

Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. According to the 2014 Actuarial Report on the Financial Outlook for Medicaid, average Medicaid enrollment is estimated to have increased 9.6% in 2014 and is projected to increase at an average annual rate of 3.0% over the next 10 years, due in part to the expansion in Medicaid eligibility under the ACA beginning in 2014.  Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years. The U.S. Supreme Court has held, however, that states may choose not to participate in the Medicaid expansion program without risking the loss of existing federal Medicaid funding.  As of July 20, 2015, 19 states have elected not to broaden Medicaid eligibility under the ACA and one remains undecided; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose. It is unclear what effect the U.S. Supreme Court ruling may have on future federal funding for states’ Medicaid programs. We expect the ending of certain temporary federal payments to states in 2011, and limit on federal funding for states’ Medicaid programs, particularly in states that are not participating in Medicaid expansion, as well as the anticipated slow recovery of state revenues, other costs and budgetary constraints on state governments, may result in continued challenging state fiscal conditions. Some state budget deficits may increase, and some states may reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets.

On June 25, 2015, the U.S. Supreme Court held that income tax credits under the ACA are available to individuals who purchase health insurance on an exchange created by the federal government, in the same way such credits are available to individuals who purchase health insurance on an exchange created by a state.  Such subsidies provide certain eligible individuals with the ability to purchase or maintain health insurance.

We cannot predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations. Similarly, we are unable to predict the impact on us of the insurance changes, payment changes, and healthcare delivery systems changes contained in and being developed pursuant to the ACA.  If the changes to be implemented under the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to residents, our future financial results could be materially and adversely affected.

Debt Financings and Covenants

As of June 30, 2015, we had no outstanding borrowings under our Credit Agreement, $35.0 million outstanding under our Credit Facility and $44.7 million in aggregate principal amount of mortgage notes outstanding.  As of June 30, 2015, we believe we were in compliance with all applicable covenants under our debt agreements.  As of August 7, 2015, we had no amounts outstanding and $30.0 million outstanding under our Credit Agreement and Credit Facility, respectively. Our Credit Agreement matures in March 2016. In April 2015, we exercised our option to extend the maturity date of our Credit Facility to April 13, 2016; we paid a fee of $0.3 million in connection with this extension. Subject to the payment of an extension fee and meeting certain other conditions, we have the option to further extend the maturity date of our Credit Facility to April 13, 2017.  There can be no assurance that we will be successful in renewing, refinancing or replacing either facility and any such renewal, refinancing or replacement may be on terms less favorable to us than the current terms. For more information regarding our debt financings and covenants, including terms governing those financings and their maturities and the March 2015 amendment to our Credit Agreement, please see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

We have pledged certain of our assets, including accounts receivable, with a carrying value, as of June 30, 2015 of $13.7 million, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of June 30, 2015, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC and others related to them, including other companies to which RMR LLC provides management services and which have directors, trustees and officers who are also directors or officers of us or RMR LLC.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders and our other filings with the Securities and Exchange Commission, or SEC.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these related person transactions and relationships.  Our filings with the SEC are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

We believe that our agreements with related persons are on commercially reasonable terms.  We also believe that our relationships with such related persons and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.  We may engage in additional transactions with related persons, including SNH and businesses to which RMR LLC or its affiliates provide management services.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at June 30, 2015, because we had not completed remediation of the material weakness in our internal control over financial reporting relating to our lack of sufficient personnel with requisite accounting competencies and insufficient level of oversight in the financial statement close process, as described in Item 9A of our Annual Report.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are continuing to develop remediation plans for the material weaknesses described above. Our plans currently include:

•	recruitment of additional experienced personnel for certain accounting positions;
•	restructuring of our accounting department; and
•	providing enhanced training for employees regarding our accounting policies and procedures.

We have begun to implement these remediation plans while they evolve. To date, we have:

•	added qualified and experienced personnel by filling a new senior level accounting position and hiring additional personnel who are qualified as certified public accountants;
•	engaged consultants to supplement our existing accounting staff and to provide additional layers of review by qualified persons; and
•	begun restructuring our accounting and tax functions.

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

Changes in Internal Control Over Financial Reporting

Except as noted above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting”, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.Other Information

Item 1. Legal Proceedings.

We are defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserts claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19.2 million, which consisted of $2.5 million for pain and suffering and the remainder in punitive damages. Although we cannot predict the ultimate outcome of this claim, we believe the jury’s verdicts against us were wrong and the result of significant trial error, and intend to vigorously pursue our position in post trial motions, and, if those motions are unsuccessful, on appeal.

Item 6.  Exhibits.

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

3.3	Articles Supplementary, dated April 16, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 16, 2014.)
3.4

Amended and Restated Bylaws of the Company, adopted February 14, 2012, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
10.1	Summary of Director Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 8, 2015.)
10.2

Partial Termination of and Eighth Amendment to Amended And Restated Master Lease Agreement (Lease No. 2) dated as of July 20, 2015, among certain subsidiaries of the Company, as tenant, and certain subsidiaries of Senior Housing Properties Trust, as landlord. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
99.1	FedEx Pricing Agreement, dated June 17, 2015, among the Company, TA Operating LLC, Sonesta International Hotels Corporation and Reit Management & Research LLC. (Filed herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE RESULTS OF THE ARIZONA LITIGATION AND THE JURY AWARD AGAINST US FOR PUNITIVE DAMAGES,

•	THE FINAL AMOUNT OF MEDICARE REPAYMENTS AND PENALTIES WHICH WILL BE DUE AS A RESULT OF THE COMPLIANCE MATTER WE HAVE REPORTED TO THE OIG,

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY, TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES AND TO SELL PROPERTIES WE OFFER FOR SALE,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES,

•	THE IMPACT OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	OUR INSURANCE CARRIER HAS DENIED US COVERAGE FOR PUNITIVE DAMAGES IN THE ARIZONA LITIGATION,
•	THE OIG MAY DETERMINE THAT OUR SELF ASSESSED RESERVES AND OTHER ACTIONS WE HAVE UNDERTAKEN TO DETECT AND PREVENT FUTURE NON-COMPLIANCE IN THE COMPLIANCE MATTER WE REPORTED TO THE OIG ARE INADEQUATE,
•

CHANGES IN MEDICARE AND MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE IMPACT OF THE ACA AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED RATES OF PAYMENT TO US,

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,
•	COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,
•	INCREASES IN INSURANCE AND TORT LIABILITY COSTS,
•	INCREASES IN OUR LABOR COSTS OR IN COSTS WE PAY FOR GOODS AND SERVICES,
•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SNH, RMR LLC, AIC AND THEIR RELATED PERSONS AND ENTITIES,
•	DELAYS OR NONPAYMENTS OF GOVERNMENT PAYMENTS TO US THAT COULD RESULT FROM GOVERNMENT SHUTDOWNS, PAYMENT DEFAULTS OR PAYMENT DELAYS,
•

COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS, COSTS AND ADMINISTRATIVE BURDENS THAT MAY REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

WE BELIEVE THAT THE JURY’S VERDICTS AWARDED IN THE ARIZONA CASE AGAINST US WERE WRONG AND THE RESULT OF SIGNIFICANT TRIAL ERROR AND WE INTEND TO VIGOROUSLY PURSUE OUR POSITION IN POST TRIAL MOTIONS AND, IF THOSE MOTIONS ARE UNSUCCESSFUL, ON APPEAL. BECAUSE WE HAVE DETERMINED THAT LOSSES BEYOND COSTS ALREADY INCURRED IN DEFENDING THE LAWSUIT ARE NOT PROBABLE AND WE ARE UNABLE TO REASONABLY ESTIMATE OUR POTENTIAL LIABILITY FOR THIS MATTER, WE HAVE NOT RECORDED A RESERVE FOR THIS MATTER. THESE STATEMENTS MAY IMPLY THAT WE WILL BE SUCCESSFUL IN THE ARIZONA CASE AND WILL NOT HAVE TO PAY ANY AMOUNTS IN CONNECTION WITH THE JURY VERDICTS IN ADDITION TO COSTS ALREADY INCURRED IN DEFENDING THE LAWSUIT. HOWEVER, LITIGATION CAN BE UNPREDICTABLE AND OFTEN HAS UNANTICIPATED RESULTS. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OUR EFFORTS TO OVERTURN THE JURY VERDICTS AND WE MAY HAVE TO FUND SIGNIFICANT AMOUNTS TO SATISFY THESE JURY VERDICTS,

•

WE BELIEVE THAT OUR LIABILITY INSURER MAY BE FINANCIALLY RESPONSIBLE FOR ANY AMOUNTS WE HAVE TO PAY BEYOND THE SELF INSURANCE RETENTION. HOWEVER, OUR INSURER HAS DENIED COVERAGE FOR PUNITIVE DAMAGES; AND IF WE HAVE A DISPUTE WITH OUR INSURER THAT DISPUTE ITSELF MAY RESULT IN EXPENSIVE LITIGATION,

•

IN MAY 2015, WE SUBMITTED A FINAL SUPPLEMENTAL DISCLOSURE TO THE OIG REGARDING OUR VOLUNTARY DISCLOSURE OF CERTAIN DOCUMENTATION DEFICIENCIES RELATED TO MEDICARE RECORDS AND OTHER MATTERS. ALTHOUGH WE HAVE ACCRUED A REVENUE RESERVE FOR HISTORICAL MEDICARE PAYMENTS WE EXPECT TO REPAY AND WE HAVE ACCRUED A RESERVE FOR ADDITIONAL ASSOCIATED COSTS WE INCURRED OR EXPECT TO INCUR, INCLUDING OIG IMPOSED PENALTIES, THERE CAN BE NO ASSURANCE THAT OUR RESERVES WILL BE ADEQUATE TO COVER THE REPAYMENT OBLIGATIONS WE ARE FINALLY DETERMINED TO OWE OR ADDITIONAL ASSOCIATED COSTS. ALSO, ADDITIONAL DEFICIENCIES MAY BE DISCOVERED THAT COULD INCREASE OUR LIABILITY TO THE OIG AND THE ASSOCIATED COSTS,

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
•

AT JUNE 30, 2015 WE HAD $22.0 MILLION OF CASH AND CASH EQUIVALENTS, $35.0 MILLION OF BORROWINGS OUTSTANDING UNDER OUR CREDIT FACILITIES AND $139.4 MILLION OF REMAINING AVAILABILITY UNDER THESE CREDIT FACILITIES, AND WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE FACTS MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY.  HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•

IN RECENT YEARS ECONOMIC INDICATORS REFLECT AN IMPROVING HOUSING MARKET AND MANY OF THE SERVICES WE PROVIDE ARE NEEDS DRIVEN.  THESE FACTORS MAY IMPLY THAT ECONOMIC CONDITIONS WILL IMPROVE AND THAT OUR REVENUES AND PROFITABILITY WILL IMPROVE.  HOWEVER, THERE CAN BE NO ASSURANCE THAT ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE EXISTS ANY PENT UP DEMAND FOR SERVICES WE PROVIDE OR THAT, EVEN IF THERE IS SUCH DEMAND, THAT WE WOULD BE SUCCESSFUL IN ATTRACTING SUCH DEMAND, OR THAT OUR REVENUES AND PROFITS WILL IMPROVE,

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

•

WE HAVE AGREED TO ACQUIRE TWO INDEPENDENT LIVING COMMUNITIES. THIS TRANSACTION IS SUBJECT TO CLOSING CONDITIONS, INCLUDING THE ASSUMPTION OF MORTGAGE DEBT. THESE CONDITIONS MAY NOT BE SATISFIED AND THIS ACQUISITION MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS MAY CHANGE, AND

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING SNH, RMR LLC AND AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION, REGULATIONS OR RULE MAKING AFFECTING OUR BUSINESS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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
Dated: August 10, 2015

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 10, 2015