Form 10-Q
period 2015-09-30
FIVE STAR QUALITY CARE INC
filed 2015-11-06
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of November 5, 2015:  49,035,915.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

SEPTEMBER 30, 2015

References in this Quarterly Report on Form 10-Q to “we”, “us” or “our” include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I.   Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$19,826	$20,988
Accounts receivable, net of allowance of $4,617 and $3,416 at September 30, 2015 and December 31, 2014, respectively	37,983	38,814
Due from related persons	9,558	12,641
Investments in available for sale securities, of which $11,717 and $8,352 are restricted as of September 30, 2015 and December 31, 2014, respectively	26,330	23,436
Restricted cash	3,018	2,945
Prepaid and other current assets	22,011	21,494
Assets of discontinued operations	961	1,463
Total current assets	119,687	121,781

Property and equipment, net	354,514	357,186
Equity investment of an investee	6,807	6,827
Restricted cash	2,514	2,170
Restricted investments in available for sale securities	20,674	19,835
Goodwill and other intangible assets	468	25,904
Other long term assets	2,608	1,270
	$507,272	$534,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facilities	$35,000	$35,000
Accounts payable and accrued expenses	83,731	85,606
Accrued compensation and benefits	44,088	34,171
Due to related persons	18,036	20,338
Mortgage notes payable	1,400	1,786
Accrued real estate taxes	15,485	11,282
Security deposits and current portion of continuing care contracts	6,737	7,235
Other current liabilities	25,875	19,470
Liabilities of discontinued operations	719	504
Total current liabilities	231,071	215,392

Long term liabilities:
Mortgage notes payable	42,924	49,373
Continuing care contracts	1,349	1,370
Accrued self-insurance obligations	37,577	37,268
Other long term liabilities	3,887	4,788
Total long term liabilities	85,737	92,799

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 49,035,915 and 48,997,315 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	490	490
Additional paid in capital	357,999	357,051
Accumulated deficit	(171,149)	(134,449)
Accumulated other comprehensive income	3,124	3,690
Total shareholders’ equity	190,464	226,782
	$507,272	$534,973

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Senior living revenue	$279,685	$277,411	$832,793	$824,580
Management fee revenue	2,717	2,438	7,939	7,296
Reimbursed costs incurred on behalf of managed communities	62,170	54,490	180,082	163,673
Total revenues	344,572	334,339	1,020,814	995,549

Operating expenses:
Senior living wages and benefits	135,133	135,507	404,737	402,469
Other senior living operating expenses	72,637	71,217	216,107	214,368
Costs incurred on behalf of managed communities	62,170	54,490	180,082	163,673
Rent expense	49,730	49,481	149,015	147,758
General and administrative	16,587	17,865	52,750	54,187
Depreciation and amortization	8,419	8,278	24,637	23,529
Goodwill impairment	25,344	—	25,344	—
Long lived asset impairment	145	589	145	589
Total operating expenses	370,165	337,427	1,052,817	1,006,573

Operating loss	(25,593)	(3,088)	(32,003)	(11,024)

Interest, dividend and other income	238	214	701	623
Interest and other expense	(1,106)	(1,324)	(3,597)	(3,803)
Gain on early extinguishment of debt	—	—	692	—
Gain on sale of available for sale securities reclassified from other comprehensive (loss) income	—	23	38	349

Loss from continuing operations before income taxes and equity in (loss) earnings of an investee	(26,461)	(4,175)	(34,169)	(13,855)
Benefit from (provision for) income taxes	236	1,763	(348)	4,558
Equity in (loss) earnings of an investee	(25)	38	70	59
Loss from continuing operations	(26,250)	(2,374)	(34,447)	(9,238)
Loss from discontinued operations	(1,238)	(634)	(2,253)	(2,420)

Net loss	$(27,488)	$(3,008)	$(36,700)	$(11,658)

Weighted average shares outstanding—basic and diluted	48,427	48,020	48,397	48,012

Basic and diluted loss per share from:
Continuing operations	$(0.54)	$(0.05)	$(0.71)	$(0.19)
Discontinued operations	(0.03)	(0.01)	(0.05)	(0.05)
Net loss per share—basic and diluted	$(0.57)	$(0.06)	$(0.76)	$(0.24)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(27,488)	$(3,008)	$(36,700)	$(11,658)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments in available for sale securities, net of tax of $0, $142, $0 and $(176), respectively	(311)	(234)	(437)	287
Equity in unrealized (loss) gain of an investee, net of tax	(72)	(33)	(91)	8
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax of $0, $9, $0 and $132, respectively	(0)	(14)	(38)	(216)
Other comprehensive (loss) income	(383)	(281)	(566)	79
Comprehensive loss	$(27,871)	$(3,289)	$(37,266)	$(11,579)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(36,700)	$(11,658)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	25,046	24,313
Gain on early extinguishment of debt	(742)	—
Loss from discontinued operations before income tax	2,253	3,927
Gain on sale of available for sale securities	(38)	(349)
Loss on disposal of property and equipment	98	—
Goodwill impairment	25,344	—
Long lived asset impairment	145	589
Equity in earnings of an investee	(70)	(59)
Stock-based compensation	948	949
Deferred income taxes	—	(6,726)
Provision for losses on receivables	3,520	1,998
Changes in assets and liabilities:
Accounts receivable	(2,689)	(790)
Prepaid expenses and other assets	(1,962)	(4,620)
Accounts payable and accrued expenses	330	1,858
Accrued compensation and benefits	9,917	11,456
Due to related persons, net	1,026	(1,952)
Other current and long term liabilities	9,278	9,347
Cash provided by operating activities	35,704	28,283

Cash flows from investing activities:
(Increase) decrease in restricted cash and investment accounts, net	(417)	11,563
Acquisition of property and equipment	(40,867)	(39,189)
Acquisition of senior living communities, net of liabilities assumed	—	(5,926)
Purchases of intangible assets	(191)	—
Purchases of available for sale securities	(10,717)	(21,349)
Investment in an investee	—	(825)
Proceeds from sale of property and equipment to Senior Housing Properties Trust	16,425	23,776
Proceeds from sale of available for sale securities	6,469	8,737
Cash used in investing activities	(29,298)	(23,213)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	20,000	10,000
Repayments of borrowings on credit facilities	(20,000)	(20,000)
Repayments of mortgage notes payable	(5,732)	(1,064)
Payment of deferred financing fees	(300)	—
Cash used in financing activities	(6,032)	(11,064)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(1,512)	7,020
Net cash (used in) provided by investing activities	(24)	293
Net cash flows (used in) provided by discontinued operations	(1,536)	7,313

Change in cash and cash equivalents	(1,162)	1,319
Cash and cash equivalents at beginning of period	20,988	23,628
Cash and cash equivalents at end of period	$19,826	$24,947

Supplemental cash flow information:
Cash paid for interest	$3,078	$2,562
Cash paid for income taxes, net	$805	$1,041

Non-cash activities:
Issuance of common stock	$206	$189
Real estate acquisition	$—	$(15,518)
Assumption of mortgage note payable	$—	$15,518

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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of September 30, 2015, we operated 272 senior living communities located in 32 states with 31,310 living units, including 241 primarily independent and assisted living communities with 28,503 living units and 31 SNFs with 2,807 living units.  As of September 30, 2015, we owned and operated 31 communities (3,064 living units), we leased and operated 181 communities (20,035 living units) and we managed 60 communities (8,211 living units).  Our 272 senior living communities, as of September 30, 2015, included 10,626 independent living apartments, 15,500 assisted living suites and 5,184 skilled nursing units.  The foregoing numbers exclude: (i) one assisted living community with 32 living units that we own which is being offered for sale and is classified as a discontinued operation; and (ii) one SNF with 116 living units that we lease from Senior Housing Properties Trust or its subsidiaries, or SNH, that is being offered for sale and is classified as a discontinued operation.

Segment Information

We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of third parties independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification TM, or ASC, Topic 280, and therefore we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional general liability and automobile insurance programs.

Note 2. Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update, or ASU, 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. In August 2015, the FASB clarified the previous ASU and issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements.  These updates are effective for interim and annual reporting periods beginning after December 15, 2015 and require retrospective application.  Debt issuance costs related to line of credit arrangements will remain classified as assets in accordance with ASU No. 2015-15.  The implementation of these updates is not expected to have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  This ASU clarifies the principles for recognizing revenue by, among other things, removing inconsistencies in revenue

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017; however, early adoption at the original effective date is still permitted. We are currently evaluating the impact that the adoption of this ASU will have on our condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to have a material impact on our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2015	2014
Land	$24,172	$24,172
Buildings and improvements	310,713	308,779
Furniture, fixtures and equipment	156,565	136,839
Property and equipment, at cost	491,450	469,790
Accumulated depreciation	(136,936)	(112,604)
Property and equipment, net	$354,514	$357,186

We recorded depreciation expense relating to our property and equipment of $8,406 and $7,504 for the three months ended September 30, 2015 and 2014, respectively, and $24,384 and $21,787 for the nine months ended September 30, 2015 and 2014, respectively.

We review the carrying value of long lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate. As a result of our long lived assets impairment review, excluding goodwill, we recorded $145 and $589 of impairment charges to our long lived assets in continuing operations, excluding goodwill, for the three and nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, we had $13,271 of assets included in our property and equipment that we expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.

In November 2015, we acquired two independent living communities with 68 and 84 living units, respectively, located in Tennessee for an aggregate purchase price of approximately $26,000,  excluding closing costs.  We funded this acquisition with cash on hand and by assuming approximately $17,310 of mortgage debt. The purchase price allocation for this acquisition will be performed during the fourth quarter.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2015:

	Equity Investment of an Investee	Investments in Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2015	$50	$3,640	$3,690
Unrealized loss on investments, net of tax	—	(437)	(437)
Equity in unrealized loss of an investee	(91)	—	(91)
Reclassification adjustment:
Realized gain on investments, net of tax	—	(38)	(38)
Balance at September 30, 2015	$(41)	$3,165	$3,124

Accumulated other comprehensive income represents the unrealized gains and losses of our investments, net of tax, and our share of other comprehensive income (loss) of Affiliates Insurance Company, or AIC.

Note 5.  Income Taxes

For the nine months ended  September 30, 2015, we recognized income tax expense from our continuing operations of $348.  We did not recognize any income tax expense or benefit from our discontinued operations for that period.  As of December 31, 2014, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2026 if unused, were approximately $112,182 and our tax credit carry forwards, which begin expiring in 2022 if unused, were approximately $17,191.  We have an additional $333 of federal net operating loss carry forwards not included in the $112,182, that are attributable to unvested stock grants which will be recorded as an increase to additional paid in capital after they are realized in accordance with FASB ASC Topic 718,  Compensation – Stock Compensation. Our net operating loss carry forwards and tax credit carry forwards are subject to possible audits and adjustments by the Internal Revenue Service.

During the year ended December 31, 2014, we determined it was more likely than not that our net deferred tax assets would not be realized and concluded that a full valuation allowance was required. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit in our results of operations.

Note 6.  Earnings Per Share

We computed basic earnings per common share, or EPS, for the three and nine months ended September 30, 2015 and 2014 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method.    The effect of our unvested restricted shares for the three and nine months ended September 30, 2015 and 2014 was not included in the calculation of diluted EPS because to do so would have been antidilutive.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table provides a reconciliation of loss from continuing operations and loss from discontinued operations and the number of common shares used in the computations of diluted EPS:

	Three Months Ended September 30,
	2015			2014
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
Loss from continuing operations	$(26,250)	48,427	$(0.54)	$(2,374)	48,020	$(0.05)
Dilutive effect of unvested restricted shares	—	—		—	—
Diluted loss from continuing operations	$(26,250)	48,427	$(0.54)	$(2,374)	48,020	$(0.05)
Diluted loss from discontinued operations	$(1,238)	48,427	$(0.03)	$(634)	48,020	$(0.01)

	Nine Months Ended September 30,
	2015			2014
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
Loss from continuing operations	$(34,447)	48,397	$(0.71)	$(9,238)	48,012	$(0.19)
Dilutive effect of unvested restricted shares	—	—		—	—
Diluted loss from continuing operations	$(34,447)	48,397	$(0.71)	$(9,238)	48,012	$(0.19)
Diluted loss from discontinued operations	$(2,253)	48,397	$(0.05)	$(2,420)	48,012	$(0.05)

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

Recurring Fair Value Measures

The tables below present the assets measured at fair value at September 30, 2015 and December 31, 2014 categorized by the level of inputs used in the valuation of each asset.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	As of September 30, 2015
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$5,841	$5,841	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	4,075	4,075	—	—
REIT industry	233	233	—	—
Other	3,471	3,471	—	—
Total equity securities	7,779	7,779	—	—
Debt securities
International bond fund(3)	2,407	—	2,407	—
High yield fund(4)	2,295	—	2,295	—
Industrial bonds	7,097	—	7,097	—
Government bonds	14,390	6,908	7,482	—
Financial bonds	2,662	—	2,662	—
Other	10,374	—	10,374	—
Total debt securities	39,225	6,908	32,317	—
Total available for sale securities	47,004	14,687	32,317	—
Total	$52,845	$20,528	$32,317	$—

	As of December 31, 2014
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$4,632	$4,632	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	4,059	4,059	—	—
REIT industry	330	330	—	—
Other	3,841	3,841	—	—
Total equity securities	8,230	8,230	—	—
Debt securities
International bond fund(3)	2,385	—	2,385	—
High yield fund(4)	2,352	—	2,352	—
Industrial bonds	6,577	—	6,577	—
Government bonds	11,371	5,683	5,688	—
Financial bonds	2,704	—	2,704	—
Other	9,652	—	9,652	—
Total debt securities	35,041	5,683	29,358	—
Total available for sale securities	43,271	13,913	29,358	—
Total	$47,903	$18,545	$29,358	$—

(1)

Cash equivalents, consisting of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported on our balance sheet as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $3,746 and $2,792 of balances that are restricted at September 30, 2015 and December 31, 2014, respectively.

(2)

Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $26,330 and $20,674, respectively, at September 30, 2015, and $23,436 and $19,835, respectively, at December 31, 2014. Our investments in available for sale securities had amortized costs of $45,181 and $40,974 as of September 30, 2015 and December 31, 2014, respectively, had unrealized gains of $2,289 and $2,455 as of September 30, 2015 and December 31, 2014, respectively, and had unrealized losses of $466 and $157 as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, 21 of the securities we hold, with a fair value of $4,964, have been in a loss position for less than 12 months and 13 of the securities we hold, with a fair value of $1,738, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the nine months ended September 30, 2015 and 2014, we received gross proceeds of $6,469 and $8,737, respectively, in connection with the sales

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

of available for sale securities and recorded gross realized gains totaling $41 and $399, respectively, and gross realized losses totaling $3 and $50, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

(3)

The investment strategy of this fund is to invest principally in fixed income securities issued by non-U.S. issuers. The fund invests in such securities or investment vehicles as it considers appropriate to achieve the fund’s investment objective, which is to provide an above average rate of total return while attempting to limit investment risk by investing in a diversified portfolio of U.S. dollar investment grade fixed income securities. There are no unfunded commitments and the investment can be redeemed weekly.

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

During the nine months ended September 30, 2015, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2015.

The carrying values of accounts receivable and accounts payable approximate fair value as of September 30, 2015 and December 31, 2014.  The carrying value and fair value of our mortgage notes payable were $44,324 and $47,915, respectively, as of September 30, 2015 and $51,159 and $56,099, respectively, as of December 31, 2014, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of long lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 3 for more information regarding fair value measurements related to impairments of our long lived assets, excluding goodwill.

We evaluate the recoverability of goodwill in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.  As part of the preparation of our 2015 third quarter financial statements, we conducted an interim assessment of goodwill which resulted in our recording a non-cash charge for goodwill impairment of $25,344 for the 2015 third quarter.    Goodwill was valued primarily using discounted cash flow models that incorporate assumptions for short and long term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, our current cost structure, and the implied rate of return that our management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed, all of which are considered to be Level 3 fair value  measurements. See Note 13 for further information regarding our interim goodwill assessment, the fair value measurements used in this analysis and the non-cash charge for goodwill impairment we recorded for the 2015 third quarter.

The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets or internally developed cash flow models, all of which are considered to be Level 3 fair value measurements.

Note 8.  Indebtedness

We have a $25,000 revolving secured line of credit, or our Credit Agreement, that is available for general business purposes, including acquisitions.  The maturity date of our Credit Agreement is March 18, 2016.  Our Credit Agreement requires interest at a rate of LIBOR plus a premium of 250 basis points, or 2.70% per annum as of September 30, 2015.  We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under the Credit Agreement. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity.  We made no borrowings under our Credit Agreement during either of the nine months

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

ended September 30, 2015 or 2014 and, as of September 30, 2015, we had no amounts outstanding under our Credit Agreement.  We incurred interest expense and other associated costs related to our Credit Agreement of $48 for each of the three months ended September 30, 2015 and 2014, and $144 for each of the nine months ended September 30, 2015 and 2014.

We are the borrower under our Credit Agreement and certain of our subsidiaries guarantee our obligations under our Credit Agreement, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. Our Credit Agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, which includes termination of our business management agreement with The RMR Group LLC (formerly known as Reit Management & Research LLC), or RMR LLC.

We also have a $150,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions.  In April 2015, we exercised our option to extend the maturity date of our Credit Facility to April 13, 2016; we paid a fee of $300 in connection with this extension. Subject to the payment of an extension fee and meeting certain other conditions, we have the option to further extend the maturity date of our Credit Facility to April 13, 2017.  Our Credit Facility requires interest at a rate of LIBOR plus a premium of 250 basis points, or 2.70% per annum as of September 30, 2015.  We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under our Credit Facility. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity.  The weighted average annual interest rate for borrowings under our Credit Facility was 2.81% and 2.76% for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, we had $35,000 outstanding under our Credit Facility.  We incurred interest expense and other associated costs related to our Credit Facility of $450 and $552 for the three months ended September 30, 2015 and 2014, respectively, and $1,462 and $1,687 for the nine months ended September 30, 2015 and 2014, respectively.

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

At September 30, 2015, four of our senior living communities were encumbered by mortgages with an aggregate outstanding principal balance of $44,324:  (1) two of our communities were encumbered by Federal National Mortgage Association, or FNMA, mortgages and (2) two of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgages.  These mortgages contain FNMA and FMCC standard mortgage covenants, respectively.  We recorded a mortgage premium in connection with our assumption of the FNMA and FMCC mortgages as part of our acquisitions of the encumbered communities in order to record the assumed mortgages at their estimated fair value.  We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgages.  The weighted average annual interest rate on these four mortgages was 6.48% as of September 30, 2015.  Payments of principal and interest are due monthly under these mortgages until maturities at varying dates ranging from June 2018 to September 2032.  We incurred mortgage interest expense, including premium amortization, of

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

$607 and $709 for the three months ended September 30, 2015 and 2014, respectively, and $1,988 and $1,957 for the nine months ended September 30, 2015 and 2014, respectively.  Our mortgage debts require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable FNMA and FMCC approvals.

In June 2015, we prepaid a mortgage that had a principal balance of $4,873 and required interest at the contracted rate of 8.99% per annum.  In connection with this prepayment, we recorded a gain of $692 on early extinguishment of debt, net of unamortized premiums and a 1% prepayment penalty, for the second quarter of 2015.

As of September 30, 2015, we believe we were in compliance with all applicable covenants under our Credit Agreement, Credit Facility and mortgage debts.

See Note 3 for information regarding mortgage debt we assumed in connection with our acquisition of two independent living communities in November 2015.

Note 9. Off Balance Sheet Arrangements

We have pledged our accounts receivable and certain other assets, with a carrying value, as of September 30, 2015, of $13,800, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of September 30, 2015, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

SNH: We were formerly a 100% owned subsidiary of SNH until SNH spun us out to its shareholders in 2001. As of September 30, 2015, SNH owned 4,235,000 of our common shares, representing approximately 8.6% of our outstanding common shares, and SNH is our largest shareholder.

As of September 30, 2015, we leased 178 senior living communities from SNH.  Our total annual rent payable to SNH as of September 30, 2015 and 2014 was $191,839 and $191,375, respectively,  excluding percentage rent.  Our total rent expense under our leases with SNH, net of lease inducement amortization, was $49,025 and $49,030 for the three months ended September 30, 2015 and 2014, respectively, and $146,941 and $146,611 for the nine months ended September 30, 2015 and 2014, respectively, which amounts included estimated percentage rent of $1,371 and $1,498 for the three months ended September 30, 2015 and 2014, respectively, and $4,194 and $4,317 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, we had outstanding rent due and payable to SNH of $17,308 and $17,310, respectively.  During the nine months ended September 30, 2015 and 2014, pursuant to the terms of our leases with SNH, we sold $16,425 and $23,776, respectively, of improvements made to properties leased from SNH, and, as a result, our annual rent payable to SNH increased by approximately $1,322 and $1,903, respectively. As of September 30, 2015, our property and equipment included $13,271 for similar improvements we have made to properties we lease from SNH that we typically request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.

In February 2015, SNH acquired a land parcel adjacent to a senior living community we lease from SNH for $490.  This property was added to the lease for that senior living community and our annual rent payable to SNH increased by $39 as a result.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

In February 2015, we and SNH sold a vacant assisted living community located in Pennsylvania for $250, and as a result of this sale, our annual rent payable to SNH decreased by $23 in accordance with the terms of the applicable lease.

In July 2015, we and SNH sold a SNF located in Iowa with 12 living units for $155, and as a result of this sale, our annual rent payable to SNH decreased by $16 in accordance with the terms of the applicable lease.

In August 2015, we and SNH sold a SNF located in Wisconsin with 39 living units for $850, and as a result of this sale, our annual rent payable to SNH decreased by $85 in accordance with the terms of the applicable lease.

As of September 30, 2015, we managed 60 senior living communities for SNH; as of September 30, 2014, we managed 44 senior living communities for SNH. Pursuant to these management agreements with SNH, we earned management fees of $2,717 and $2,438 for the three months ended September 30, 2015 and 2014, respectively, and $7,939 and $7,296 for the nine months ended September 30, 2015 and 2014, respectively.

In May 2015, we began managing pursuant to 14 separate management agreements 14 senior living communities that SNH acquired at that time. The economic terms of these management agreements are substantially similar to our other management agreements with SNH for senior living communities including assisted living units.

Also in May 2015, SNH acquired a senior living community with 40 private pay independent living units located in Georgia.  This senior living community is adjacent to another community that we manage for SNH.  The operations of this community and the community already managed are now conducted as a single integrated community under one management agreement.

Pursuant to our management agreement with D&R Yonkers LLC, we earned management fees of  $45 and $57 for the three months ended September 30, 2015 and 2014, respectively, and $153 and $177 for the nine months ended September 30, 2015 and 2014, respectively. SNH’s executive officers are the principals of D&R Yonkers LLC, which was established in order to accommodate certain state licensing requirements.

RMR LLC:  Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $2,241 and $2,153, and information system service charges of $0 and $1,237,  for the three months ended September 30, 2015 and 2014, respectively, and business management fees of $6,511 and $6,293, and information system service charges of $0 and $4,140, for the nine months ended September 30, 2015 and 2014, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

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

Our rent expense for our headquarters that we lease from an affiliate of Reit Management & Research Trust, or RMR Trust, was $400 and $371 for the three months ended September 30, 2015 and 2014, respectively, and $1,247 and $1,043 for the nine months ended September 30, 2015 and 2014, respectively. RMR Trust is an owner of RMR LLC.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

AIC:  As of September 30, 2015, our investment in AIC had a carrying value of $6,807.  We recognized (loss) income of $(25) and $38 related to our investment in AIC for the three months ended September 30, 2015 and 2014, respectively, and $70 and $59 for the nine months ended September 30, 2015 and 2014, respectively. Our other comprehensive (loss) income includes unrealized (losses) gains on securities held for sale which are owned by AIC of $(72) and $(33) for the three months ended September 30, 2015 and 2014, respectively, and $(91) and $8 for the nine months ended September 30, 2015 and 2014, respectively.

In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premium to be paid annually and a one year combined policy providing terrorism coverage of $200,000 for our properties. We paid aggregate annual premiums, including taxes and fees, of approximately $4,067 in connection with these policies for the policy year ending June 30, 2016, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

Directors’ and Officers’ Liability Insurance: In August 2015, we extended through September 2017 our combined directors’ and officers’ insurance policy with RMR LLC and five other companies managed by RMR LLC that provides $10,000 in aggregate primary coverage.  At that time, we also extended through September 2016 our separate additional directors’ and officers’ liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these extensions was approximately $357.

Note 11.  Discontinued Operations

In June 2013, we decided to offer for sale one assisted living community we own with 32 living units.  We are continuing to market this community for sale.    We recorded long lived asset impairment charges of $697 for the third quarter of 2015 to reduce the carrying value of this real estate to its estimated fair value, less costs to sell. As of September 30, 2015, we had one senior living community with 116 living units that we leased from SNH which is being offered for sale and included in our discontinued operations.  We can provide no assurance that we will be able to sell the senior living community that we own, or that we and SNH will be able to sell the remaining senior living community that we lease from SNH that is being offered for sale, or what the terms or timing of these sales may be. We also have reclassified our condensed consolidated balance sheets and condensed consolidated statements of operations for all periods presented to show the financial position and results of operations of our senior living communities that have been sold during the periods presented or are expected to be sold as discontinued.  Below is a summary of the operating results of these discontinued operations included in the condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$335	$4,990	$4,021	$18,793
Expenses	(876)	(6,079)	(5,577)	(22,639)
Impairment on discontinued assets	(697)	—	(697)	—
Benefit from income taxes	—	455	—	1,426
Loss from discontinued operations	$(1,238)	$(634)	$(2,253)	$(2,420)

Note 12.  Legal Proceedings and Claims

We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with FASB ASC Topic 450, Contingencies, or ASC 450. Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; and then, as information becomes known, the minimum loss amount is updated, as appropriate. A minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

As previously disclosed, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs.  This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules.  As a result of these discoveries, in February 2015, we made a voluntary disclosure of deficiencies to the United States Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol.  We completed our investigation and assessment of these matters and submitted a final supplemental disclosure to the OIG in May 2015. At December 31, 2014, we had accrued a revenue reserve of $4,333 for historical Medicare payments we received that we expect to repay as a result of these deficiencies.  For the quarter ended March 31, 2015, this revenue reserve was increased by $2,400 so it now totals $6,733.  In addition, we have recorded expense for additional costs we incurred or expect to incur, including OIG imposed penalties, as a result of this matter totaling $3,606 for the year ending December 31, 2014, and $928 and $5,089 for the three and nine months ending September 30, 2015, respectively, of which $4,458 remains accrued and not paid at September 30, 2015. As part of the OIG’s Self-Disclosure Protocol, we expect that the OIG will review and evaluate our investigation and assessment of these deficiencies.  The OIG may not agree with our assessment and also may require additional investigation and assessment of these deficiencies and additional deficiencies may be discovered as a result, which could increase our liability to the OIG and other costs. Potential losses associated with any such disagreement or with such additional investigation and assessment and/or additional compliance deficiencies are reasonably possible but cannot be reasonably estimated at this time.

We are defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserts claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19.2 million, which consisted of $2.5 million for pain and suffering and the remainder in punitive damages. Although we cannot predict the ultimate outcome of this claim, we believe the jury’s verdicts were wrong and the result of significant trial error.  We intend to vigorously pursue our position in post trial motions, and, if those motions are unsuccessful, on appeal. In accordance with ASC 450, we have determined that losses beyond costs already incurred in defending the lawsuit are not probable at this time and it is not possible to reasonably estimate any additional liability for this case, and therefore, we have not recorded a reserve for this matter.

Note 13. Goodwill

The goodwill in our condensed consolidated balance sheets relates to senior living community acquisitions made in prior years and is attributable to our senior living reporting unit.  The changes in the carrying amount of goodwill from December 31, 2014 to September 30, 2015 are as follows:

	Continuing Operations			Discontinued Operations
	Gross Goodwill	Impairments	Net Goodwill	Gross Goodwill	Impairments	Net Goodwill
December 31, 2014	$25,344	$—	$25,344	$209	$(146)	$63
Impairments	—	(25,344)	(25,344)	—	(63)	(63)
September 30, 2015	$25,344	$(25,344)	$—	$209	$(209)	$—

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

As required by GAAP, we evaluate the recoverability of goodwill in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We evaluate goodwill for impairment at the reporting unit level; our reporting units are equivalent to our two operating segments. All of our goodwill was included in our senior living reporting unit. As part of our annual assessment of goodwill impairment during the fourth quarter of 2014, we concluded that the fair value of our senior living reporting unit exceeded its carrying value by approximately 13%, and therefore our goodwill was not impaired.   As part of the preparation of our 2015 first and second quarter financial statements, we determined that no events or changes in circumstances had occurred which indicated goodwill was more likely than not impaired. As part of the preparation of our 2015 third quarter financial statements, we determined that, as a result of the significant decline in our stock price subsequent to the announcement of our financial and operating results for the 2015 second quarter and the overall decline in values of other comparable publicly traded senior living operating companies, potential indicators of impairment existed and an interim assessment of goodwill for impairment should be undertaken.

In step one of the goodwill impairment test, or Step 1, the carrying value of a reporting unit is compared to its estimated fair value. We estimated the fair value of the senior living reporting unit using a weighting of fair values derived from the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated using discounted cash flows that incorporate management’s assumptions for the reporting unit’s future revenue growth, operating margins and a  discount rate.  The discount rate is based on a weighted average cost of capital which represents the implied rate of return that our management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. Under the market approach, the fair value of a reporting unit is calculated based on earnings multiples derived from comparable publicly traded companies with similar operating and financial characteristics as our reporting unit.    The results of the Step 1 analysis indicated that the carrying value of the senior living reporting unit exceeded its estimated fair value.  Accordingly, we performed step two of the goodwill impairment test, or Step 2.

In Step  2, the fair value of a reporting unit is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit had been acquired in a business combination. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference. As a result of our Step 2 analysis, the goodwill in our senior living reporting unit was determined to have an implied fair value of zero, and therefore we recorded a non-cash charge for goodwill impairment of $25,344 for the 2015 third quarter, which is included in the goodwill impairment line item in our condensed consolidated statements of operations, and which amount represents the then full balance of our goodwill included in our continuing operations immediately prior to recording the charge.  We also recorded additional goodwill impairment of $63, which is included in the loss from discontinued operations line item in our condensed consolidated statements of operations.  These non-cash charges for goodwill impairment do not impact our compliance with existing debt covenants or our borrowing capacity under our credit facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report.

RESULTS OF OPERATIONS

We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of third parties independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under FASB ASC Topic 280, and therefore we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and automobile insurance programs.

Key Statistical Data For the Three Months Ended September 30, 2015 and 2014:

The following tables present a summary of our operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(dollars in thousands, except average monthly rate)	2015	2014		Change	%/bps Change
Senior living revenue	$279,685	$277,411		$2,274	0.8%
Management fee revenue	2,717	2,438		279	11.4%
Reimbursed costs incurred on behalf of managed communities	62,170	54,490		7,680	14.1%
Total revenue	344,572	334,339		10,233	3.1%
Senior living wages and benefits	(135,133)	(135,507)		374	0.3%
Other senior living operating expenses	(72,637)	(71,217)		(1,420)	(2.0)%
Costs incurred on behalf of managed communities	(62,170)	(54,490)		(7,680)	(14.1)%
Rent expense	(49,730)	(49,481)		(249)	(0.5)%
General and administrative expenses	(16,587)	(17,865)		1,278	7.2%
Depreciation and amortization expense	(8,419)	(8,278)		(141)	(1.7)%
Goodwill impairment	(25,344)	—		(25,344)	--%
Long lived asset impairment	(145)	(589)		444	75.4%
Interest, dividend and other income	238	214		24	11.2%
Interest and other expense	(1,106)	(1,324)		218	16.5%
Gain on sale of available for sale securities	—	23		(23)	(100.0)%
Benefit from income taxes	236	1,763		(1,527)	(86.6)%
Equity in (loss) earnings of an investee	(25)	38		(63)	(165.8)%
Loss from continuing operations	$(26,250)	$(2,374)		$(23,876)	(1005.7)%

Total number of communities (end of period):
Owned and leased communities(1)	212	212		—	—%
Managed communities	60	44		16	36.4%
Number of total communities(1)	272	256		16	6.3%

Total number of living units (end of period):
Owned and leased living units (1)	23,099	23,063	(2)	36	0.2%
Managed living units	8,211	7,051		1,160	16.5%
Number of total living units (1)	31,310	30,114		1,196	4.0%

Owned and leased communities (1):
Occupancy %	85.0%	86.1	% (2)	n/a	(110)	bps
Average monthly rate(3)	$4,567	$4,492		$75	1.7%
Percent of senior living revenue from Medicaid	11.4%	10.9%		n/a	50	bps
Percent of senior living revenue from Medicare	10.6%	11.4%		n/a	(80)	bps
Percent of senior living revenue from private and other sources	78.0%	77.7%		n/a	30	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that was temporarily closed for a major renovation.
(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since July 1, 2014):

	Three Months Ended September 30,
(dollars in thousands, except average monthly rate)	2015	2014	Change	%/bps Change
Senior living revenue	$279,685	$277,411	$2,274	0.8%
Management fee revenue	2,384	2,438	(54)	(2.2)%
Senior living wages and benefits	(135,133)	(135,507)	374	0.3%
Other senior living operating expenses	(72,637)	(71,217)	(1,420)	(2.0)%

Total number of communities (end of period):
Owned and leased communities(1)	212	212	n/a	—
Managed communities	44	44	n/a	—
Number of total communities(1)	256	256	n/a	—

Total number of living units (end of period):
Owned and leased living units (1)(2)	23,099	23,063	36	(0.2)%
Managed living units(2)	7,103	7,051	52	0.7%
Number of total living units (1)(2)	30,202	30,114	88	0.3%

Owned and leased communities (1):
Occupancy %(2)	85.0%	86.1%	n/a	(110)	bps
Average monthly rate(3)	$4,567	$4,492	$75	1.7%
Percent of senior living revenue from Medicaid	11.4%	10.9%	n/a	50	bps
Percent of senior living revenue from Medicare	10.6%	11.4%	n/a	(80)	bps
Percent of senior living revenue from private and other sources	78.0%	77.7%	n/a	30	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that was temporarily closed for a major renovation. Includes certain other living units added or removed at the comparable communities.
(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Our senior living revenue increased by 0.8% for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to an increase in average monthly charges to private pay residents, partially offset by a decrease in occupancy.

Our management fee revenue and reimbursed costs incurred on behalf of our managed communities increased 11.4% and 14.1%, respectively, for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to an increase in the number of communities we managed from 44 to 60 and an increase in average monthly charges to private pay residents, partially offset by a decrease in occupancy at our comparable communities.

Our senior living wages and benefits decreased by 0.3% for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to decreased employee health insurance costs during the 2015 period, partially offset by wage rate increases.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 2.0% primarily due to increased professional fees and other costs we have incurred or expect to incur in connection with a compliance related assessment at one of our SNFs.

Our rent expense increased by 0.5% for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to additional rent related to senior living community capital improvements purchased by SNH since January 1, 2014 pursuant to our leases with SNH, partially offset by rent reductions as a result of the sale of certain properties that we leased from SNH during 2014 and the first two quarters of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and administrative expenses decreased by 7.2% for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to costs we incurred during the 2014 period in connection with the restatement of certain of our previously issued financial statements and the delayed preparation of our 2014 financial reporting.

Our depreciation and amortization expense increased by 1.7% for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to our acquisition of a senior living community in the second quarter of 2014 and capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned senior living communities.

We recorded a non-cash charge for goodwill impairment of $25.3 million for the third quarter of 2015 to write down the goodwill in our senior living reporting unit to its implied fair value. For more information related to this non-cash charge for goodwill impairment, see Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Our interest, dividend and other income increased by 11.2% for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to higher investable cash and cash equivalents balances.

Our interest and other expense decreased by 16.5% for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to decreased deferred financing fees relating to our Credit Facility that we amortized as interest expense.

Gain on sale of available for sale securities represents our realized gain on investments.

For the three months ended September 30, 2015, we recognized an income tax benefit from continuing operations of $0.2 million and for the three months ended September 30, 2014, we recognized an income tax benefit of $1.8 million. As of December 31, 2014, our federal net operating loss carry forward, which begins to expire in 2026 if unused, was approximately $112.2 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $17.2 million.  For more information about our taxes, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Equity in (loss) earnings of an investee represents our proportionate share of (loss) earnings from AIC.

Discontinued operations:

We recorded a loss from discontinued operations for the three months ended September 30, 2015 of $1.2 million compared to a loss of $0.6 million for the same period in 2014.  The loss from discontinued operations for the three months ended September 30, 2014 included a benefit from income tax of $0.5 million.  The losses in both periods were primarily due to losses incurred at assisted living communities and SNFs that we have sold or expect to sell.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Nine Months Ended September 30, 2015 and 2014:

The following tables present a summary of our operations for the nine months ended September 30, 2015 and 2014:

(dollars in thousands, except average monthly rate)	Nine Months Ended September 30,
	2015	2014		Change	%/bps Change
Senior living revenue	$832,793	$824,580		$8,213	1.0%
Management fee revenue	7,939	7,296		643	8.8%
Reimbursed costs incurred on behalf of managed communities	180,082	163,673		16,409	10.0%
Total revenue	1,020,814	995,549		25,265	2.5%
Senior living wages and benefits	(404,737)	(402,469)		(2,268)	(0.6)%
Other senior living operating expenses	(216,107)	(214,368)		(1,739)	(0.8)%
Costs incurred on behalf of managed communities	(180,082)	(163,673)		(16,409)	(10.0)%
Rent expense	(149,015)	(147,758)		(1,257)	(0.9)%
General and administrative expenses	(52,750)	(54,187)		1,437	2.7%
Depreciation and amortization expense	(24,637)	(23,529)		(1,108)	(4.7)%
Goodwill impairment	(25,344)	—		(25,344)	--%
Long lived asset impairment	(145)	(589)		444	75.4%
Interest, dividend and other income	701	623		78	12.5%
Interest and other expense	(3,597)	(3,803)		206	5.4%
Gain on early extinguishment of debt	692	—		692	--%
Gain on sale of available for sale securities	38	349		(311)	(89.1)%
(Provision for) benefit from income taxes	(348)	4,558		(4,906)	(107.6)%
Equity in earnings of Affiliates Insurance Company	70	59		11	18.6%
Loss from continuing operations	$(34,447)	$(9,238)		$(25,209)	(272.9)%

Total number of communities (end of period):
Owned and leased communities(1)	212	212		—	—
Managed communities	60	44		16	36.4%
Number of total communities(1)	272	256		16	6.3%

Total number of living units (end of period):
Owned and leased living units (1)	23,099	23,063	(2)	36	0.2%
Managed living units	8,211	7,051		1,160	16.5%
Number of total living units (1)	31,310	30,114		1,196	4.0%

Owned and leased communities (1):
Occupancy %	85.2%	85.9	% (2)	n/a	(70)	bps
Average monthly rate(3)	$4,594	$4,521		$73	1.6%
Percent of senior living revenue from Medicaid	11.1%	10.8%		n/a	30	bps
Percent of senior living revenue from Medicare	11.3%	12.0%		n/a	(70)	bps
Percent of senior living revenue from private and other sources	77.6%	77.2%		n/a	40	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that was temporarily closed for a major renovation.
(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2014):

	Nine Months Ended September 30,
(dollars in thousands, except average monthly rate)	2015	2014	Change	%/bps Change
Senior living revenue	$828,969	$822,519	$6,450	0.8%
Management fee revenue	7,278	7,296	(18)	(0.2)%
Senior living wages and benefits	(403,249)	(401,678)	(1,571)	(0.4)%
Other senior living operating expenses	(215,251)	(213,876)	(1,375)	(0.6)%

Total number of communities (end of period):
Owned and leased communities (1)	211	211	n/a	—
Managed communities	44	44	n/a	—
Number of total communities(1)	255	255	n/a	—

Total number of living units (end of period):
Owned and leased living units (1)(2)	22,984	22,948	36	0.2%
Managed living units(2)	7,063	7,051	12	0.2%
Number of total living units (1)(2)	30,047	29,999	48	0.2%

Owned and leased communities (1):
Occupancy %(2)	85.2%	85.9%	n/a	(70)	bps
Average monthly rate(3)	$4,597	$4,523	$75	1.7%
Percent of senior living revenue from Medicaid	11.1%	10.9%	n/a	20	bps
Percent of senior living revenue from Medicare	11.4%	12.0%	n/a	(60)	bps
Percent of senior living revenue from private and other sources	77.5%	77.1%	n/a	40	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that was temporarily closed for a major renovation. Includes certain other living units added or removed at the comparable communities.
(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Our senior living revenue increased by 1.0% for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to an increase in average monthly charges to private pay residents, partially offset by a decrease in occupancy and a $2.4 million increase in a revenue reserve recorded in the 2015 period in connection with a compliance related assessment at one of our SNFs.

Our management fee revenue and reimbursed costs incurred on behalf of our managed communities increased by 8.8% and 10.0%, respectively, for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to an increase in the number of communities we managed from 44 to 60 and an increase in average monthly charges to private pay residents, partially offset by a decrease in occupancy at our comparable communities.

Our senior living wages and benefits increased by 0.6% for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to wage rate increases during the 2015 period, partially offset by decreased costs related to our workers’ compensation program.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 0.8% primarily due to increased professional fees, estimated penalties and other costs we have incurred or expect to incur in connection with a compliance related assessment at one of our SNFs, partially offset by decreased costs related to our professional and general liability insurance programs.

Our rent expense increased by 0.9% for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2014 pursuant to our leases with SNH, partially offset by rent reductions as a result of the sale of certain properties that we leased from SNH during 2014 and 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and administrative expenses decreased by 2.7% for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to decreased audit related fees in the 2015 period, partially offset by an increase in wages for certain specialized personnel, including information technology, accounting and tax personnel, recruiting costs and other legal and professional fees.

Our depreciation and amortization expense increased by 4.7% for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs related to the purchase of furniture and fixtures for our owned senior living communities.

We recorded a non-cash charge for goodwill impairment of $25.3 million for the third quarter of 2015 to write down the goodwill in our senior living reporting unit to its implied fair value. For more information related to this non-cash charge for goodwill impairment, see Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Our interest, dividend and other income increased by 12.5% for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to higher investable cash and cash equivalents balances.

Our interest and other expense decreased by 5.4% for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to our prepayment of a mortgage note during the second quarter of 2015 and decreased deferred financing fees relating to our Credit Facility we amortize as interest expense, partially offset by the assumption of a mortgage note in connection with our acquisition of a senior living community in the second quarter of 2014.

For the nine months ended September 30, 2015 and 2014, we recognized income tax expense from continuing operations of $0.3 million and an income tax benefit of $4.6 million, respectively.  For more information about our taxes, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Discontinued operations:

We recorded a loss from discontinued operations for the nine months ended September 30, 2015 of $2.3 million compared to a loss of $2.4 million for the nine months ended September 30, 2014.  The loss from discontinued operations for the nine months ended September 30, 2014 included a benefit from income tax of $1.4 million. The losses in both periods were primarily due to losses incurred at assisted living communities and SNFs that we have sold or expect to sell.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015,  we had $19.8 million of unrestricted cash and cash equivalents and $25.0 million and $114.4 million available to borrow under our Credit Agreement and our Credit Facility, respectively. We expect to use the cash flow from our operations, our cash balances, borrowings under our Credit Agreement and our Credit Facility and proceeds from our sales to SNH of qualified capital improvements we may make to properties that we lease from SNH for increased rent pursuant to our leases with SNH to fund our operations, debt repayments, investments in and maintenance of our properties, future property acquisitions and other general business purposes. We also have in the past assumed mortgage debt in connection with certain of our acquisitions and we may do so in the future. We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter.  If, however, our occupancies decline from historic levels, the non-government payment rates we receive for our services decline,  government reimbursement rates are reduced and we are unable to generate positive cash flow for an extended period, or for other reasons, we expect that we would explore alternatives to fund our operations.  Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Agreement and our Credit Facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our owned communities that are not subject to existing mortgages and issuing new debt or equity securities.

Assets and Liabilities

At September 30, 2015, we had cash and cash equivalents of $19.8 million compared to $21.0 million at December 31, 2014. Our total current assets at September 30, 2015 were $119.7 million compared to $121.8 million at December 31,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2014.  Our total current and long term liabilities were $231.1 million and $85.7 million, respectively, at September 30, 2015 compared to $215.4 million and $92.8 million, respectively, at December 31, 2014. The increase in our total current liabilities relates to an increase in the current portion of our estimated workers’ compensation liabilities, increased accrued compensation costs and increased accrued reserves, compliance costs, professional fees and penalties in connection with a compliance related assessment at one of our SNFs. The decrease in our total long term liabilities primarily relates to our prepayment of a previously outstanding mortgage note, as well as a decrease in the long term portion of our estimated workers’ compensation liabilities.

We had cash flows from operating activities of $35.7 million for the nine months ended September 30, 2015 compared to $28.3 million for the same period in 2014.  Acquisitions of property and equipment, on a net basis after the proceeds from the sales of such assets to SNH, were $24.4 million and $15.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Compliance Matters

For a discussion of a pending compliance matter, please see Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Our Leases and Management Agreements with SNH

As of September 30, 2015, we leased 178 senior living communities (including one that we have classified as a  discontinued operation) from SNH under four leases.  Our total annual rent payable to SNH as of September 30, 2015 was $191.8 million, excluding percentage rent based on increases in gross revenues at certain properties.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization, was $49.0 million for each of the three months ended September 30, 2015 and 2014,  and $146.9 million and $146.6 million for the nine months ended September 30, 2015 and 2014, respectively, which included approximately $1.4 million and $1.5 million in estimated percentage rent paid to SNH for the three months ended September 30, 2015 and 2014, respectively, and $4.2 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH.  During the nine months ended September 30, 2015,  we sold to SNH $16.4 million of capital improvements made at the properties we lease from SNH and these purchases resulted in our annual rent being increased by approximately $1.3 million.

For more information regarding our leases and management agreements with SNH, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, and Note 15 to our consolidated financial statements included in Item 15 of our Annual Report.

Acquisition and Disposition Activity

In June 2013, we began to offer for sale an assisted living community we own with 32 living units located in Alabama; we are continuing to market this community for sale.

In February 2015, we and SNH sold a vacant assisted living community located in Pennsylvania for $0.3 million, and as a result of this sale, our annual rent payable to SNH decreased by $22,500 in accordance with the terms of the applicable lease.

In May 2015, we began managing pursuant to 14 separate management agreements 14 senior living communities that SNH acquired at that time. The economic terms of these management agreements are substantially similar to our other management agreements with SNH for senior living communities including assisted living units.

Also in May 2015, SNH acquired a senior living community with 40 private pay independent living units located in Georgia.  This senior living community is adjacent to another community that we manage for SNH.  The operations of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

this community and the community already managed now are conducted as a single integrated community under one management agreement.

In July 2015, we and SNH sold a SNF located in Iowa with 12 living units for $0.2 million, and as a result of this sale, our annual rent payable to SNH decreased by $15,500 in accordance with the terms of the applicable lease.

In August 2015, we and SNH sold a SNF located in Wisconsin with 39 living units for $0.9 million, and as a result of this sale, our annual rent payable to SNH decreased by $0.1 million in accordance with the terms of the applicable lease.

In November 2015, we acquired two independent living communities with 68 and 84 living units, respectively, located in Tennessee for an aggregate purchase price of approximately $26.0 million, excluding closing costs.  We funded this acquisition with cash on hand and by assuming approximately $17.3 million of mortgage debt.

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operations, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent pursuant to our leases with SNH) and principal and interest payments on our debt.

During the past several years, weak economic conditions throughout the country have negatively affected many businesses both in and outside of our industry. We believe that occupancy in our industry and in our senior living communities was negatively affected by the inability of some potential residents to sell their housing at prices they considered acceptable. Although many of the services that we provide are needs driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of such economic circumstances.  In recent years, economic indicators indicate an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services.

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services.  These programs are discussed in Part I, Item 1 of our Annual Report under the caption “Government Regulation and Reimbursement”.  We derived approximately 22.4% and 22.8% of our total revenues from continuing operations from these programs during the nine months ended September 30, 2015 and 2014, respectively.

Our net Medicare revenues from services to senior living community residents from continuing operations totaled $92.9 million and $97.5 million during the nine months ended September 30, 2015 and 2014, respectively. Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $91.1 million and $88.3 million during the nine months ended September 30, 2015 and 2014, respectively.  Our Medicare net revenue is impacted by periodic adjustments to the Prospective Payment System, or PPS, by the Centers for Medicare & Medicaid Services, or CMS. PPS is a method of rate setting which CMS uses to make Medicare payments for services based on a predetermined, fixed payment amount in a classification system of service deemed to be appropriate for patients, in contrast to a historical fee for service model.  CMS updates PPS rates by facility type annually. CMS issued updated PPS rates for SNFs for federal fiscal year 2015, which went into effect on October 1, 2014. As part of this rule, CMS applied a net increase of 2.0% to Medicare payment rates for SNFs, which takes into account a 2.5% market basket increase for inflation reduced by a 0.5% productivity adjustment. On July 30, 2015, CMS released its final rule for the Medicare prospective payment system rates for SNFs for federal fiscal year 2016, which went into effect on October 1, 2015. As part of this rule, CMS applied a net increase of 1.2% to Medicare payment rates for SNFs, which takes into account a 2.3% market basket increase for inflation reduced by a 0.6% forecast error adjustment and a 0.5% productivity adjustment. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these modest adjustments in Medicare rates will in fact compensate for the increased costs we may incur for services to our residents whose bills are paid by Medicare.

As part of its rule for federal fiscal year 2016, CMS amended the Medicare and Medicaid conditions of participation to require SNFs to submit staffing information based on payroll and other verifiable data to CMS. CMS also will

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

implement a SNF quality reporting program, as required by the Improving Medicare Post-Acute Transformation Act of 2014, or the IMPACT Act. Starting in federal fiscal year 2018, CMS will reduce annual payment updates by 2.0% for SNFs that fail to submit required quality data. In addition, CMS adopted a 30 day all cause, all condition hospital readmission measure for SNFs, for use in a new value based purchasing program that will provide incentive payments to SNFs for quality and efficiency beginning in federal fiscal year 2019, as required by the Protecting Access to Medicare Act of 2014. On August 27, 2015, CMS announced that it will conduct the second phase of the “Initiative to Reduce Avoidable Hospitalizations Among Nursing Facility Residents,” a pilot program first announced in 2012, which will be continued in partnership with selected organizations from October 2016 to October 2020.  In this phase of the initiative, participants will test whether a new payment model for SNFs and practitioners, together with clinical and educational interventions that participants are currently implementing, will further reduce avoidable hospitalizations, lower combined Medicare and Medicaid spending and improve the quality of care received by long stay SNF residents.

On July 13, 2015, CMS released a proposed rule to comprehensively update the requirements for long term care facilities that participate in Medicare and Medicaid, such as our SNFs.  The proposed rule would institute a broad range of new requirements, some of which stem from statutory modifications under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, and the IMPACT Act.  In particular, the proposed rule would require our SNFs to:  train staff on care for residents with dementia and on abuse prevention; consider residents’ health needs when making decisions about the kinds and levels of staffing; ensure that staff have the appropriate skills and competencies to provide individualized care; augment care planning activities, including considering residents’ goals and preferences and, on discharge, giving residents necessary follow up information and improving communication with receiving facilities or services; permit dietitians and therapy providers to write orders under certain circumstances; provide greater food choice for residents; implement an updated infection prevention and control program, including requiring each of our SNFs to designate an infection prevention and control officer; and strengthen residents’ rights.  In addition, the proposed rule would require our SNFs to:  alter their staffing levels and competencies based on the results of mandated facility assessments; develop, implement and maintain a compliance and ethics program and quality assurance and performance improvement program; and implement new practices surrounding the preparation and implementation of care plans and discharge summaries, among other new requirements. CMS extended the comment period end date for this proposed rule from September 14, 2015 to October 14, 2015. These proposals, if finalized, would increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, such as our SNFs.  CMS estimates in the proposed rule that the per facility cost of complying with all of the new requirements would be approximately $46,000 in the first year, and approximately $41,000 each year thereafter. We believe that CMS estimates of cost increases arising from these new requirements may be low.

The Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which has reduced Medicare payments by 2.0% since April 1, 2013, and has had an adverse effect on our financial results. Recent legislation appears to have repealed or changed some aspects of the sequestration process, but at this time it is unclear what impact this legislation may have on Medicare payments we receive. Any future reductions in Medicare payment rates could be adverse and material to our operations and to our future financial results of operations.  Furthermore, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, gradually reduced the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual eligible beneficiaries, this rule has a substantial adverse effect on SNFs, including some of those we operate. The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013.

Our Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS. On April 14, 2015, the Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 31, 2015 until January 1, 2018, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. MACRA also repealed the Sustainable Growth Rate, or SGR, formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 1, 2015, and replaced the SGR formula with a different reimbursement methodology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. According to the 2014 Actuarial Report on the Financial Outlook for Medicaid, average Medicaid enrollment is estimated to have increased 9.6% in 2014 and is projected to increase at an average annual rate of 3.0% over the next 10 years, due in part to the expansion in Medicaid eligibility under the ACA beginning in 2014.  Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years. The U.S. Supreme Court has held, however, that states may choose not to participate in the Medicaid expansion program without risking the loss of existing federal Medicaid funding.  As of September 1, 2015, 19 states have elected not to broaden Medicaid eligibility under the ACA and one remains undecided; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose. It is unclear what effect the U.S. Supreme Court ruling may have on future federal funding for states’ Medicaid programs. We expect the ending of certain temporary federal payments to states in 2021, and other budgetary constraints on state governments may cause some states to reduce Medicaid payments to healthcare services providers like us.

We cannot predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing costs, but they may be adverse and material to our operations and to our future financial results of operations. Similarly, we are unable to predict the impact on us of the insurance changes, payment changes, and healthcare delivery systems changes contained in and being developed pursuant to the ACA.  If the changes to be implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to residents, our future financial results could be materially and adversely affected.    Also, new requirements often cost considerably more than CMS estimates.

Debt Financings and Covenants

As of September 30, 2015, we had no outstanding borrowings under our Credit Agreement, $35.0 million outstanding under our Credit Facility and $44.3 million in aggregate principal amount of mortgage debt outstanding.  As of September 30, 2015, we believe we were in compliance with all applicable covenants under our debt agreements.  As of November 5, 2015, we had no amounts outstanding and $35.0 million outstanding under our Credit Agreement and Credit Facility, respectively. Our Credit Agreement matures in March 2016. Our Credit Facility matures in April 2016.  Subject to the payment of an extension fee and meeting certain other conditions, we have the option to further extend the maturity date of our Credit Facility to April 2017.  There can be no assurance that we will be successful in renewing, refinancing or replacing either facility and any such renewal, refinancing or replacement may be on terms less favorable to us than the current terms. For more information regarding our debt financings and covenants, please see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

We have pledged certain of our assets, including accounts receivable, with a carrying value, as of September 30, 2015 of $13.8 million, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of September 30, 2015, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at September 30, 2015, because we had not completed remediation of the material weakness in our internal control over financial reporting relating to our lack of sufficient personnel with requisite accounting competencies and insufficient level of oversight in the financial statement close process, as described in Item 9A of our Annual Report.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are continuing to develop remediation plans for the material weaknesses described above. Our plans currently include:

•	recruitment of additional experienced personnel for certain accounting positions;
•	restructuring of our accounting department; and
•	providing enhanced training for employees regarding our accounting policies and procedures.

We have begun to implement these remediation plans while they evolve. To date, we have:

•	added qualified and experienced personnel by filling a new senior level accounting position and hiring additional personnel who are qualified as certified public accountants;
•	engaged consultants to supplement our existing accounting staff and to provide additional layers of review by qualified persons; and
•	restructured our accounting and tax functions.

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

Changes in Internal Control Over Financial Reporting

Except as noted above under the heading  “Remediation of Material Weaknesses in Internal Control Over Financial Reporting”, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.Other Information

Item 1. Legal Proceedings.

There have been no material developments in our legal proceedings from those disclosed in our Annual Report, as updated and supplemented by our disclosures in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. For a description of certain pending litigation, please see Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from risk factors from those we previously disclosed in our Annual Report and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

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
10.1

Partial Termination of and Fourteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2015, among certain subsidiaries of the Company, as tenant, and certain subsidiaries of Senior Housing Properties Trust, as landlord. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

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

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	OUR INSURANCE CARRIER HAS DENIED US COVERAGE FOR PUNITIVE DAMAGES IN THE ARIZONA LITIGATION,
•	THE OIG MAY DETERMINE THAT OUR SELF ASSESSED RESERVES AND OTHER ACTIONS WE HAVE UNDERTAKEN TO DETECT AND PREVENT FUTURE NON-COMPLIANCE IN THE MATTER WE REPORTED TO THE OIG ARE INADEQUATE,
•

CHANGES IN MEDICARE AND MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE IMPACT OF THE ACA AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED RATES OF PAYMENT TO US,

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,
•	COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,
•	INCREASES IN INSURANCE AND TORT LIABILITY COSTS,
•	INCREASES IN OUR LABOR COSTS OR IN COSTS WE PAY FOR GOODS AND SERVICES,
•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SNH, RMR LLC, AIC AND THEIR RELATED PERSONS AND ENTITIES,
•	DELAYS OR NONPAYMENTS OF GOVERNMENT PAYMENTS TO US THAT COULD RESULT FROM GOVERNMENT SHUTDOWNS OR OTHER CIRCUMSTANCES,
•

COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS, COSTS AND ADMINISTRATIVE BURDENS THAT REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

WE BELIEVE THAT THE JURY’S VERDICTS AND AWARDS IN THE ARIZONA CASE AGAINST US WERE WRONG AND THE RESULT OF SIGNIFICANT TRIAL ERROR AND WE INTEND TO PURSUE OUR POSITION IN POST TRIAL MOTIONS AND, IF THOSE MOTIONS ARE UNSUCCESSFUL, ON APPEAL. BECAUSE WE HAVE DETERMINED THAT LOSSES BEYOND COSTS ALREADY INCURRED IN DEFENDING THE LAWSUIT ARE NOT PROBABLE AND WE ARE UNABLE TO REASONABLY ESTIMATE OUR POTENTIAL LIABILITY FOR THIS MATTER, WE HAVE NOT RECORDED A RESERVE FOR THIS MATTER. THESE STATEMENTS MAY IMPLY THAT WE WILL BE SUCCESSFUL IN THE ARIZONA CASE AND WILL NOT HAVE TO PAY ANY AMOUNTS IN CONNECTION WITH THE JURY VERDICTS IN ADDITION TO COSTS ALREADY INCURRED IN DEFENDING THE LAWSUIT. HOWEVER, LITIGATION CAN BE UNPREDICTABLE AND OFTEN HAS UNANTICIPATED RESULTS. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OUR EFFORTS TO OVERTURN THE JURY VERDICTS AND WE MAY HAVE TO FUND SIGNIFICANT AMOUNTS TO SATISFY THESE JURY VERDICTS,

•

WE BELIEVE THAT OUR LIABILITY INSURER MAY BE FINANCIALLY RESPONSIBLE FOR ANY AMOUNTS WE HAVE TO PAY BEYOND THE SELF INSURANCE RETENTION. HOWEVER, OUR INSURER HAS DENIED COVERAGE FOR PUNITIVE DAMAGES; AND IF WE HAVE A DISPUTE WITH OUR INSURER THAT DISPUTE ITSELF MAY RESULT IN EXPENSIVE LITIGATION,

•

IN MAY 2015, WE SUBMITTED A FINAL SUPPLEMENTAL DISCLOSURE TO THE OIG REGARDING OUR VOLUNTARY DISCLOSURE OF CERTAIN DEFICIENCIES RELATED TO MEDICARE PAYMENTS WE PREVIOUSLY RECEIVED. ALTHOUGH WE HAVE ACCRUED A REVENUE RESERVE FOR HISTORICAL MEDICARE PAYMENTS WE EXPECT TO REPAY AND WE HAVE ACCRUED A RESERVE FOR ADDITIONAL ASSOCIATED COSTS WE INCURRED OR EXPECT TO INCUR, INCLUDING OIG PENALTIES, THERE CAN BE NO ASSURANCE THAT OUR RESERVES WILL BE ADEQUATE TO COVER THE PAYMENT OBLIGATIONS WE ARE FINALLY DETERMINED TO OWE OR ADDITIONAL ASSOCIATED COSTS. ALSO, ADDITIONAL DEFICIENCIES MAY BE DISCOVERED THAT COULD INCREASE OUR LIABILITY TO THE OIG AND THE ASSOCIATED COSTS,

•

THE VARIOUS GOVERNMENTS WHICH PAY US FOR THE SERVICES WE PROVIDE TO SOME OF OUR RESIDENTS ARE CURRENTLY EXPERIENCING BUDGETARY CONSTRAINTS AND MAY LOWER THE MEDICARE, MEDICAID AND OTHER RATES THEY PAY US.  BECAUSE WE OFTEN CANNOT ETHICALLY LOWER THE QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE, MEDICAID AND OTHER RATES WE ARE PAID, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL,

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

•	OUR BELIEF THAT THE AGING OF THE U.S. POPULATION WILL INCREASE DEMAND FOR SENIOR LIVING SERVICES MAY NOT BE REALIZED OR MAY NOT RESULT IN INCREASED DEMAND FOR OUR SERVICES,
•

AT SEPTEMBER 30, 2015 WE HAD $19.8 MILLION OF CASH AND CASH EQUIVALENTS, $35.0 MILLION OF BORROWINGS OUTSTANDING UNDER OUR CREDIT FACILITIES AND $139.4 MILLION OF REMAINING AVAILABILITY UNDER THESE CREDIT FACILITIES, AND WE HAVE IN THE PAST SOLD IMPROVEMENTS TO SNH AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE FACTS MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY.  HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•

IN RECENT YEARS ECONOMIC INDICATORS REFLECT AN IMPROVING HOUSING MARKET AND MANY OF THE SERVICES WE PROVIDE ARE NEEDS DRIVEN.  THESE FACTORS MAY IMPLY THAT ECONOMIC CONDITIONS WILL IMPROVE AND THAT OUR REVENUES AND PROFITABILITY WILL IMPROVE.  HOWEVER, THERE CAN BE NO ASSURANCE THAT GENERAL ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE EXISTS ANY PENT UP DEMAND FOR SERVICES WE PROVIDE OR THAT, EVEN IF THERE IS SUCH DEMAND, THAT WE WOULD BE SUCCESSFUL IN ATTRACTING SUCH DEMAND, OR THAT OUR REVENUES AND PROFITS WILL IMPROVE,

•

RESIDENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND OUR INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENTS AND OTHER PAYERS,

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

THAN $25.0 MILLION AND $150.0 MILLION, RESPECTIVELY.  ADDITIONALLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITIES IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS WHICH WE MAY FAIL TO SATISFY,

•	ACTUAL COSTS UNDER OUR CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT FACILITIES,
•

WE AND SNH ARE OFFERING FOR SALE ONE SENIOR LIVING COMMUNITY THAT WE LEASE FROM SNH, AND WE ARE OFFERING FOR SALE ONE COMMUNITY WHICH WE OWN. WE AND SNH MAY BE UNABLE TO SELL THIS COMMUNITY WE LEASE FROM SNH, AND WE MAY BE UNABLE TO SELL THE ONE COMMUNITY WE OWN, ON ACCEPTABLE TERMS. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT THESE COMMUNITIES WILL BE SOLD OR WHAT THE TERMS OR TIMING OF ANY SALE WOULD BE,

•

CONTINGENCIES IN OUR AND SNH’S FUTURE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR AND SNH’S ACQUISITIONS OR SALES AND ANY RELATED MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

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
Dated: November 6, 2015

/s/ Paul V. Hoagland
Paul V. Hoagland
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 6, 2015