Form 10-K
period 2015-12-31
FIVE STAR QUALITY CARE INC
filed 2016-03-02
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting shares of common stock, $.01 par value, or common shares, of the registrant held by non‑affiliates was $207.4 million based on the $4.80 closing price per common share on the New York Stock Exchange on June 30, 2015. For purposes of this calculation, an aggregate of 1,605,361.1 common shares held directly by, or by affiliates of, the directors and the officers of the registrant, plus 4,235,000 common shares held by Senior Housing Properties Trust, have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of March 1, 2016:  49,472,011.

References in this Annual Report on Form 10‑K to the Company, Five Star, we, us or our mean Five Star Quality Care, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2015.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•

THE FINAL AMOUNT OF MEDICARE REPAYMENTS AND PENALTIES WHICH WILL BE DUE AS A RESULT OF THE COMPLIANCE MATTER WE SELF REPORTED TO THE UNITED STATES DEPARTMENT OF HEALTH AND HUMAN SERVICES OFFICE OF THE INSPECTOR GENERAL,

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,
•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,
•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,
•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,
•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY, TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES AND TO SELL PROPERTIES WE OFFER FOR SALE,
•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,
•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AFFILIATES INSURANCE COMPANY, OR AIC, AND OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,
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

i

OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•

CHANGES IN MEDICARE OR MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE IMPACT OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED MEDICARE OR MEDICAID RATES OR A FAILURE OF SUCH RATES TO COVER OUR COSTS,

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,
•	COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,
•	INCREASES IN INSURANCE AND TORT LIABILITY AND OTHER COSTS,
•	INCREASES IN OUR LABOR COSTS OR IN COSTS WE PAY FOR GOODS AND SERVICES,
•

ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING DIRECTORS, SENIOR HOUSING PROPERTIES TRUST OR ITS SUBSIDIARIES, OR SNH, THE RMR GROUP LLC, OR RMR LLC, AIC AND THEIR RELATED PERSONS AND ENTITIES,

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

FOR EXAMPLE:

•

WE BELIEVE THAT OUR LIABILITY INSURER MAY BE FINANCIALLY RESPONSIBLE FOR MORE THAN IT HAS AGREED TO REIMBURSE US IN CONNECTION WITH OUR SETTLEMENT OF THE ARIZONA LITIGATION AND WE ARE SEEKING ADDITIONAL PAYMENTS FROM OUR LIABILITY INSURER. HOWEVER, OUR LIABILITY INSURER HAS DENIED COVERAGE FOR ANY ADDITIONAL AMOUNTS. WE CANNOT PREDICT THE OUTCOME OF ANY FUTURE NEGOTIATIONS OR LITIGATION WITH OUR LIABILITY INSURER AND ANY POTENTIAL DISPUTE BETWEEN US AND OUR LIABILITY INSURER MAY ITSELF RESULT IN EXPENSIVE LITIGATION,

•

THE VARIOUS GOVERNMENTS WHICH PAY US FOR THE SERVICES WE PROVIDE TO SOME OF OUR RESIDENTS ARE CURRENTLY EXPERIENCING BUDGETARY CONSTRAINTS AND MAY LOWER THE MEDICARE, MEDICAID AND OTHER RATES THEY PAY US. BECAUSE WE OFTEN CANNOT LOWER THE QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE, MEDICAID AND OTHER RATES WE ARE PAID, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL,

•

WE MAY ENTER INTO ADDITIONAL, EXPANDED, OR AMENDED MANAGEMENT AGREEMENTS OR POOLING AGREEMENTS WITH SNH TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES THAT SNH ACQUIRES OR THAT SNH CURRENTLY OWNS. HOWEVER,

THERE CAN BE NO ASSURANCE THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL MANAGEMENT AGREEMENTS OR POOLING AGREEMENTS,

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

•	OUR BELIEF THAT THE AGING OF THE U.S. POPULATION WILL INCREASE DEMAND FOR SENIOR LIVING SERVICES MAY NOT BE REALIZED OR MAY NOT RESULT IN INCREASED DEMAND FOR OUR SERVICES,
•	OUR MARKETING INITIATIVES MAY NOT SUCCEED IN INCREASING OUR OCCUPANCY AND REVENUES AND MAY COST MORE THAN ANY INCREASED REVENUES THEY MAY GENERATE,
•

AT DECEMBER 31, 2015, WE HAD  $14.7 MILLION OF CASH AND CASH EQUIVALENTS AND $99.4 MILLION OF REMAINING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•

SPECIAL COMMITTEES OF EACH OF OUR BOARD OF DIRECTORS AND SNH’S BOARD OF TRUSTEES COMPOSED SOLELY OF OUR INDEPENDENT DIRECTORS AND SNH’S INDEPENDENT TRUSTEES WHO ARE NOT ALSO DIRECTORS OR TRUSTEES OF THE OTHER PARTY AND WHO WERE REPRESENTED BY SEPARATE COUNSEL REVIEWED AND APPROVED THE TERMS OF THE INITIAL MANAGEMENT AGREEMENTS AND POOLING AGREEMENTS BETWEEN US AND SNH AND THE TERMS OF THE SUBSEQUENT MANAGEMENT AGREEMENTS, POOLING AGREEMENTS AND AMENDMENTS WERE APPROVED BY OUR INDEPENDENT DIRECTORS AND BOARD OF DIRECTORS AND BY THE INDEPENDENT TRUSTEES AND BOARD OF TRUSTEES OF SNH. AN IMPLICATION OF THIS STATEMENT MAY BE THAT THE TERMS OF THESE AGREEMENTS ARE AS FAVORABLE TO US AS TERMS WE COULD OBTAIN FOR SIMILAR ARRANGEMENTS FROM UNRELATED THIRD PARTIES. HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE AGREEMENTS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, SNH AND RMR LLC AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING EVEN MERITLESS CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT,

•

IN RECENT YEARS ECONOMIC INDICATORS REFLECT AN IMPROVING HOUSING MARKET AND MANY OF THE SERVICES WE PROVIDE ARE NEEDS DRIVEN.  THESE FACTORS MAY IMPLY THAT ECONOMIC CONDITIONS WILL IMPROVE AND THAT OUR REVENUES AND PROFITABILITY WILL IMPROVE.  HOWEVER, THERE CAN BE NO ASSURANCE THAT GENERAL ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE EXISTS ANY PENT UP DEMAND FOR SERVICES WE PROVIDE OR THAT, EVEN IF THERE IS SUCH DEMAND, THAT WE WOULD BE SUCCESSFUL IN ATTRACTING SUCH DEMAND, OR THAT OUR REVENUES AND PROFITS WILL IMPROVE. FURTHER, RECENT ECONOMIC INDICATORS MAY INDICATE

DECLINING ECONOMIC ACTIVITY, WHICH COULD BE HARMFUL TO OUR BUSINESS AND CAUSE US TO EXPERIENCE CONTINUING LOSSES,

•

RESIDENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND OUR INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENTS AND OTHER PAYERS,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,
•

THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF THE PROPERTIES SECURING OUR OBLIGATIONS UNDER THAT FACILITY. ACCORDINGLY, THE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AT ANY TIME MAY BE LESS THAN $150.0 MILLION.  ADDITIONALLY, THE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH THAT FACILITY,
•

WE ARE OFFERING FOR SALE ONE COMMUNITY WHICH WE OWN. WE MAY BE UNABLE TO SELL THIS COMMUNITY ON ACCEPTABLE TERMS OR AT AN AMOUNT EQUAL TO OR GREATER THAN ITS BOOK VALUE. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT THIS COMMUNITY WILL BE SOLD OR WHAT THE TERMS OR TIMING OF ANY SALE WOULD BE, AND WE MAY EXPERIENCE A LOSS IF THIS COMMUNITY IS SOLD,

•

CONTINGENCIES IN OUR AND SNH’S APPLICABLE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR AND SNH’S APPLICABLE ACQUISITIONS AND/OR SALES AND ANY RELATED MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•

OUR SENIOR LIVING COMMUNITIES ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, LICENSURE AND OVERSIGHT. WE SOMETIMES EXPERIENCE DEFICIENCIES IN THE OPERATION OF OUR SENIOR LIVING COMMUNITIES AND SOME OF OUR COMMUNITIES MAY BE PROHIBITED FROM ADMITTING NEW RESIDENTS OR OUR LICENSE TO CONTINUE OPERATIONS AT A COMMUNITY MAY BE REVOKED. ALSO, OPERATING DEFICIENCIES OR A LICENSE REVOCATION AT ONE OR MORE OF OUR SENIOR LIVING COMMUNITIES MAY HAVE AN ADVERSE IMPACT ON OUR ABILITY TO OBTAIN LICENSES FOR OR ATTRACT RESIDENTS TO OUR OTHER COMMUNITIES, AND

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING SNH, RMR LLC, AIC AND OTHERS AFFILIATED WITH THEM BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION, REGULATIONS OR RULE MAKING AFFECTING OUR BUSINESS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10‑K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

v

FIVE STAR QUALITY CARE, INC.

2015 ANNUAL REPORT ON FORM 10‑K

PART I

Item 1.  Business

GENERAL

We are a corporation formed in 2001 under the laws of the State of Maryland. We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2015, we operated 274 senior living communities located in 32 states with 31,417 living units, including 243 primarily independent and assisted living communities with 28,610 living units and 31 SNFs with 2,807 living units. As of December 31, 2015, we owned and operated 33 communities  (3,215 living units), we leased and operated 181 communities (20,012 living units) and we managed 60 communities (8,190 living units). Our 274 senior living communities included 10,749 independent living apartments,  15,503 assisted living suites and 5,165 skilled nursing beds. The foregoing numbers exclude, as of December 31, 2015, one assisted living community with 32 living units that we own which is being offered for sale and is classified as a discontinued operation.

As of December 31, 2015, we leased from Senior Housing Properties Trust or its subsidiaries, or SNH, 177 senior living communities pursuant to four long term leases. For more information about our leases with SNH, see “Properties—Our SNH Leases and Management Agreements” in Part I, Item 2 below.

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

Independent Living Communities.  Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly maid service or services of a social director. Additional services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the community are dedicated to assisted living or nursing services. As of December 31, 2015, our continuing operations included 10,749 independent living apartments in 94 communities.

Assisted Living Communities.  Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community as requested or at regularly scheduled times. As of December 31, 2015, our continuing operations included 15,503 assisted living suites in 217 communities.

Skilled Nursing Facilities.  SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF generally includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2015, our continuing operations included 5,165 skilled nursing beds in 72 communities.

OUR RECENT HISTORY

Senior Living

We have historically grown our business through acquisitions, through initiation of long term leases and through entering into long term contracts to manage independent and assisted living communities.

In 2015, we made the following additions to our senior living business:

•

In May 2015, we began managing 14 assisted living communities in four states with a combined 838 living units that SNH acquired at that time. We manage these 14 assisted living communities pursuant to 14 separate management agreements on terms substantially similar to our other management agreements with SNH for assisted living communities. For more information about our management agreements with SNH, see “Properties—Our SNH Leases and Management Agreements” in Part I, Item 2 below.

•

In November 2015, we acquired two independent living communities with 68 and 84 living units, respectively, for an aggregate purchase price of $26.2 million, excluding closing costs. We funded this acquisition with cash on hand and by assuming $17.3 million of mortgage debt.

Discontinued Operations

Under our leases with SNH, we may request that SNH sell certain noneconomic properties we lease from SNH, which, if sold, would reduce our rent payable to SNH, as determined pursuant to formulas in the applicable lease. For more information about our leases with SNH, see “Properties—Our SNH Leases and Management Agreements” in Part I, Item 2 below.

We and SNH previously agreed that SNH would offer for sale 11 senior living communities we lease from SNH, which we have classified as discontinued operations. In 2013 and 2014, we and SNH sold seven of these communities, and as a result of these sales, our annual rent payable to SNH decreased by $1.9 million in accordance with the terms of the applicable leases. During 2015, we and SNH sold the remaining four senior living communities as follows:

•

In February 2015, we and SNH sold a vacant assisted living community located in Pennsylvania for $0.3 million; as a result of this sale, our annual rent payable to SNH decreased by $22,500 in accordance with the terms of the applicable lease.

•

In July 2015, we and SNH sold a SNF located in Iowa for $0.2 million; as a result of this sale, our annual rent payable to SNH decreased by $15,500 in accordance with the terms of the applicable lease.

•

In August 2015, we and SNH sold a SNF located in Wisconsin for $0.9 million; as a result of this sale, our annual rent payable to SNH decreased by $0.1 million in accordance with the terms of the applicable lease.

•

In December 2015, we and SNH sold a vacant senior living community located in Iowa for $21,000; as a result of this sale, our annual rent payable to SNH decreased by $2,100 in accordance with the terms of the applicable lease.

In June 2013, we began to offer for sale an assisted living community we own with 32 living units located in Alabama. We continue to market this assisted living community for sale but can provide no assurance that we will sell this community, or what the terms or timing of any sale may be.

Debt Financing

We have a $150.0 million secured revolving credit facility that currently matures on April 13, 2016. In February 2016, we notified the lenders under this credit facility of our intent to exercise our option to extend the maturity date of this facility to April 13, 2017. Subject to the payment of an extension fee and meeting certain other conditions, the maturity date of our credit facility will be extended one year to April 13, 2017.

In June 2015, we prepaid a mortgage with an outstanding principal balance of $4.9 million that required annual interest of 8.99%.  In connection with this prepayment, we recorded a gain of $0.7 million on early extinguishment of debt, net of unamortized premiums and a 1% prepayment penalty, during the second quarter of 2015.

OUR GROWTH STRATEGY

We believe that the aging of the U.S. population will increase demand for senior living communities. Our principal growth strategy is to profit from this anticipated demand by operating communities that provide high quality services to residents who pay with private resources.

Growth in Existing Senior Living Operations

We seek to improve the profitability of our existing operations by increasing our revenues and improving our operating margins. We attempt to increase revenues by increasing occupancies and rates. We attempt to improve margins by limiting increases in expenses and otherwise improving operating efficiencies. For example, during the recent economic recession experienced in the United States, the senior living industry generally experienced declining occupancy.  However, during this same period we improved our operating margins and profitability by increasing rates and limiting increases in expenses. As the U.S. economy and housing market gradually improve, we expect that our occupancy may increase and our profitability may grow; however, the condition of the U.S. economy and the housing market are beyond our control and may not improve, and any improvements may not be sustained and these conditions could decline. Further, reductions in government payments for our services, such as those experienced during 2013 and 2014 as a result of sequestration rate cuts, may negatively impact our results of operations. For more information about government payments for our services, see “Business—Government Regulation and Reimbursement” in Part I, Item 1 below.

We also seek to improve profitability through strategic capital allocation at our existing senior living communities. We expect to continue to invest significant capital in our communities to increase occupancy and rates, and to improve overall operating performance. In addition to routine renovations and upgrades, we plan to expand certain of our senior living communities when and as opportunities arise. For example, we are currently in the process of adding approximately 70 units among certain of our senior living communities, and we intend to pursue additional expansion projects in 2016.

Growth through Acquisitions or Leasing or Managing Additional Senior Living Communities

We intend to continue to grow our business by adding senior living communities where residents’ private resources account for a large majority of revenues to our portfolio, either by acquiring communities directly or by entering leases or management agreements with SNH or others. Since we became a public company in 2001, we have acquired or begun to lease 183 senior living communities included in our continuing operations as of December 31, 2015 that realized approximately 88% of their revenues from residents’ private resources rather than from Medicare and Medicaid in the year ended December 31, 2015. In the future, we expect to continue to grow our business by adding communities that we either own, lease or manage where the majority of the revenues are realized from residents’ private resources rather than from Medicare and Medicaid.

Growth through Continued Development of Five Star Brand and Company Specific Initiatives

We are continuously attempting to develop public awareness of the Five Star brand through various marketing efforts and initiatives that we believe differentiate us from other senior living operators. For example, providing an exceptional dining experience to residents is often a top priority for senior living residents; therefore, during past few years we redefined the senior living dining experience by partnering with a celebrity chef and developing the Five Star Culinary Institute for the chefs at our senior living communities. In addition, in 2015 we introduced the “Lifestyle 360” resident program, a program focused on the elements of wellness (social, intellectual, spiritual, emotional and physical). We believe these programs, among others, create brand equity among current and prospective residents and their families and provide us with an opportunity to enhance our operating performance.

OPERATING STRUCTURE

We have four operating divisions. Three of our divisions are each responsible for multiple geographic regions with respect to our senior living communities that consist of independent living, assisted living and skilled nursing beds. One of our divisions is responsible for our rehabilitation and wellness inpatient and outpatient clinics which are associated with our senior living communities. Each division is headed by a divisional vice president with extensive experience in the senior living industry. We have several regional offices through which our divisions operate. Each regional office is responsible for multiple communities and is headed by a regional director of operations with extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist. Regional staff are responsible for all of our senior living community operations within a geographic region, including:

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

As described elsewhere in this Annual Report on Form 10‑K, we have a business management agreement with The RMR Group LLC, or RMR LLC, pursuant to which RMR LLC provides to us certain business management services, including internal audit, capital markets, legal and investor relations, among other matters.

STAFFING

Independent and Assisted Living Community Staffing.  Each of the independent and assisted living communities we operate has an executive director responsible for the day to day operations of the community, including quality of care, resident services, sales and marketing, financial performance and staff supervision. The executive director is supported by department heads who oversee the care and service of the residents, a wellness director who is responsible for coordinating the services necessary to meet the healthcare needs of our residents and a marketing director who is responsible for marketing and promoting our services and brand.  In addition, these communities typically also have a dining services coordinator, an activities coordinator and a property maintenance coordinator.

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

EMPLOYEES

As of March 1, 2016,  we had approximately 24,800 employees, including approximately 15,750 full time equivalents. We believe our relations with our employees are good.

GOVERNMENT REGULATION AND REIMBURSEMENT

The healthcare industry is subject to extensive and frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, types and quality of medical care, physical facility requirements, government healthcare program participation, fraud and abuse, payments for patient services and patient records.

We are subject to, and our operations must comply with, these laws and regulations. From time to time, our communities receive notices from federal, state and local agencies regarding noncompliance with such requirements. Upon receipt of these notices, we review them for correctness and, based on our review, we either take corrective action or contest the allegation of noncompliance. When corrective action is required, we work with the relevant agency to address and remediate any violations. Challenging and appealing any notices or allegations of noncompliance require the expenditure of significant legal fees and management attention. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement, any penalties, repayments or sanctions, and the increasing costs of required compliance with applicable laws may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations. Also, adverse findings with regard to any one of our communities may have an adverse impact on our licensing and ability to operate other communities.

The healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is affected by the budgetary policies of both the federal and state governments. Reimbursements under the Medicare and Medicaid programs for skilled nursing, physical therapy and rehabilitation and wellness services provided operating revenues at our outpatient clinics and some of our senior living communities (principally our SNFs). We derived approximately 22%, 23% and 23% of our consolidated revenues from continuing operations from Medicare and Medicaid programs for each of the years ended December 31, 2015, 2014 and 2013, respectively.

In addition to existing government regulation, we are aware of numerous healthcare regulatory initiatives on the federal, state and local levels, which may affect our business operations if implemented.

Independent Living Communities.  Government benefits are not generally available for services at independent living communities, and residents in those communities use private resources to pay for their living units and the services they receive. The rates in these communities are determined by local market conditions and operating costs. However, a number of federal Supplemental Security Income program benefits pay housing costs for elderly or disabled recipients to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of Supplemental Security Income recipients reside or are likely to reside. Categories of living arrangements that may be subject to these state standards include independent living communities and assisted living communities. Because independent living communities usually offer common dining facilities, in many jurisdictions they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In addition, in some states, state or county health departments, social service agencies or offices on aging have jurisdiction over group residential communities for seniors and license independent living communities. To the extent that independent living communities include units to which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations. If the communities receive Medicaid or Medicare funds, they are subject to certification standards and conditions of participation. In some states, insurance or consumer protection agencies regulate independent living communities in which residents pay entrance fees or prepay for services.

Assisted Living Communities.  A majority of states provide or are approved to provide Medicaid payments for personal care and medical services to some residents in licensed assisted living communities under waivers granted by or under Medicaid state plans approved by the Centers for Medicare and Medicaid Services, or CMS, of the United States Department of Health and Human Services, or HHS. State Medicaid programs control costs for assisted living and other home and community based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to assisted living community operators are generally lower than rates paid to SNF operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher level of health services provided in SNFs. States that administer Medicaid programs for services in assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities.

As a result of the large number of states using Medicaid funds to purchase services at assisted living communities and the growth of assisted living in recent years, states have adopted licensing standards applicable to assisted living communities. According to the National Center for Assisted Living and the HHS Office of the Assistant Secretary for Planning and Evaluation, all states regulate assisted living and residential care communities, although states do not use a uniform approach. Most state licensing standards apply to assisted living communities regardless of whether they accept Medicaid funding. Also, according to the National Conference of State Legislatures, a few states require certificates of need, or CONs, from state health planning authorities before new assisted living communities may be developed. Based on our analysis of recent economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid or other public payments for a majority of their revenues may decline in value because Medicaid and other public rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt CON requirements or other limitations on the development of new assisted living communities may increase in value because those limitations may help ensure higher nongovernment rates and reduced competition.

HHS, the Senate Special Committee on Aging, and the Government Accountability Office, or the GAO, have studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to SNFs. Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living communities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs.  CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the Deficit Reduction Act of 2005, or the DRA, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and other authorities, through the use of several programs. One such program, the Community First Choice Option, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. As of December 2015, five states had obtained a State Plan Amendment to participate in the CFC Option. We are unable to predict the effect of the implementation of the CFC Option and other similar programs, but their impact may be adverse and material to our operations and our future financial results of operations.

Skilled Nursing Facilities—Reimbursement.    A majority of all SNF revenues in the United States comes from publicly funded programs. According to CMS, Medicaid is the largest source of public funding for SNFs, followed by Medicare. In 2014, approximately 32% of nursing care facility and continuing care retirement community revenues came from Medicaid and 23% from Medicare. SNFs are highly regulated businesses. The federal and state governments regularly monitor the quality of care provided at SNFs. State health departments conduct surveys of resident care and inspect the physical condition of SNF properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require SNF operators to make significant capital improvements. These mandated capital improvements have usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. Under the Medicare prospective payment system, or the PPS, for SNFs, capital costs are part of the prospective rate and are not community specific. The PPS and other recent legislative and regulatory actions with respect to state Medicaid rates limit the reimbursement levels for some SNF services. At the same time, federal and state enforcement agencies have increased oversight of SNFs, making licensing and certification of these communities more rigorous.

CMS implemented the PPS for SNFs pursuant to the Balanced Budget Act of 1997. Under the PPS, SNFs receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. The PPS requires SNFs to assign each resident to a care group depending on that resident’s medical characteristics and service needs. These care groups are known as Resource Utilization Groups, or RUGs, and CMS establishes a per diem payment rate for each RUG. CMS currently uses the RUG‑IV case mix classification system and a resident assessment instrument called the Minimum Data Set 3.0, which SNFs must use to collect clinical data to assign residents to RUG‑IV reimbursement categories. Medicare PPS payments cover substantially all services provided to Medicare residents in SNFs, including ancillary services such as rehabilitation therapies.

CMS updates PPS payment rates each year by a market basket update to account for inflation and periodically implements changes to the RUG categories and payment rates. Since federal fiscal year 2012, the ACA also reduces PPS payment rates each year by a productivity adjustment based on national economic productivity statistics. In 2011, CMS adopted a final rule designed to recalibrate Medicare PPS rates for SNFs, which resulted in a reduction in aggregate Medicare payment rates for SNFs of approximately 11.1%, or $3.87 billion, in federal fiscal year 2012.  For federal fiscal year 2013, CMS adopted a final rule updating Medicare PPS rates for SNFs which resulted in an increase in aggregate Medicare payment rates of approximately 1.8%. CMS estimated this update resulted in an overall increase of $670 million in Medicare payments to SNFs in federal fiscal year 2013 as compared to federal fiscal year 2012. On October 1, 2013, CMS adopted a final rule updating Medicare payments to SNFs for federal fiscal year 2014, which CMS estimated would increase payments to SNFs by an aggregate of 1.3%, or approximately $470 million, compared to federal fiscal year 2013. On July 31, 2014, CMS released a final rule updating Medicare payments to SNFs for federal fiscal year 2015, which CMS estimated would increase payments to SNFs by an aggregate of 2.0%, or approximately $750 million, compared to federal fiscal year 2014.

On July 30, 2015, CMS adopted a final rule updating Medicare payments to SNFs for federal fiscal year 2016, which CMS estimated would increase payments to SNFs by an aggregate of 1.2%, or approximately $430 million, compared to federal fiscal year 2015. Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012 discussed above, however, Medicare payment rates will be lower for federal fiscal year 2016 than they were in federal fiscal year 2011. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs we may incur for services to our residents whose services are paid for by Medicare.

The Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, incrementally reduced the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual eligible beneficiaries, this rule has a substantial negative effect on SNFs, including some that we operate. The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for

Medicaid from 70% to 65% in federal fiscal year 2013 and going forward.

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by 2.0% through 2023. In 2014 and 2015, Congress approved two additional one year extensions of Medicare sequestration, through 2025. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. The automatic 2.0% payment cuts took effect on April 1, 2013, and had an adverse effect on our operations and financial results during 2014 and 2015. Recent legislation appears to have modified some aspects of the sequestration process, but at this time it is unclear what impact this legislation may have on Medicare payments we receive. Any future reductions in Medicare payment rates could be adverse and material to our operations and to our future financial results of operations.

The federal government is seeking to slow the growth of Medicare and Medicaid payments for SNF services by several methods. In 2006, the government implemented limits on Medicare payments for outpatient therapies and then, pursuant to the DRA, created an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 31, 2015, further postponing the implementation of firm limits on Medicare payments for outpatient therapies. PAMA also extended the 0.5% increase to the Medicare Physician Fee Schedule, or MPFS, rates through December 31, 2014 and provided no increase in the MPFS rates, to which our Medicare outpatient therapy rates are tied, in the period between January 1, 2015 and March 31, 2015. In April 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 31, 2015 through December 31, 2017, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. MACRA also repealed the Sustainable Growth Rate, or SGR, formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 1, 2015, and replaced the SGR formula with a different reimbursement methodology.  Under MACRA, there will be MPFS conversion factor updates of 0.0% from January 1, 2015 through June 30, 2015, 0.5% from July 1, 2015 through December 31, 2015, 0.5% each year from 2016 through 2019 and 0.0% from 2020 through 2025. In addition, starting in 2019, providers may be subject to either Merit-Based Incentive System, or MIPS, payment adjustments or alternative payment model, or APM, incentive payments. MIPS is a new Medicare program that combines certain parts of existing quality and incentive programs into a single program that addresses quality, resource use, clinical practice improvement and meaningful use of electronic health records. APMs are new models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries, such as bundled payment.

Additionally, PAMA established a SNF value-based purchasing program, which is intended to increase quality of care and reduce preventable hospitalizations. Under this program, HHS will assess SNFs based on hospital readmissions and make these assessments available to the public by October 1, 2017.  As part of PAMA implementation, in the SNF PPS final rule for fiscal year 2016, CMS adopted a 30 day all-cause, all-condition hospital readmission measure for SNFs, which, by October 1, 2016, will be replaced with an all-condition, risk-adjusted potentially preventable hospital readmission rate for SNFs.  Under PAMA, beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on this measure.  To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting on October 1, 2018 and then redistribute between 50% and 70% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure.

In October 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data. Specifically, HHS will require SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format by October 1, 2016 and begin reporting certain patient assessment data in such a format by October 1, 2018. Beginning in federal fiscal year 2018, SNFs that fail to timely comply with the reporting requirements will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year. Beginning October 1, 2018, HHS will make this data publicly available pursuant to certain procedures to be established. The IMPACT Act also requires the Secretary of HHS and the Medicare Payment Advisory Commission to submit reports to Congress recommending a future Medicare PPS for post-acute care providers and analyzing both its effects on the reported metrics and financial effect on post-acute care providers.

The DRA established the five year Money Follows the Person demonstration project in 2007 to award competitive grants to 30 states to provide home and community based long term care services to qualified individuals relocated from SNFs, and to increase federal medical assistance for each qualifying beneficiary for a limited time period. The ACA expanded eligibility for this program and extended this program for an additional five years through 2016. According to the Henry J. Kaiser Family Foundation, as of December 2015, 43 states and the District of Columbia had operational Money Follows the Person programs.

The DRA also established the Post-Acute Care Payment Reform demonstration project under which CMS compared and assessed patient care needs, costs and outcomes of services at different post-acute care sites over three years. In January 2012 CMS issued a report to Congress regarding the project stating that CMS successfully used a new uniform patient assessment tool to measure patient acuity in acute care hospitals and post-acute settings, providing the basis for the potential development of new standardized information reporting requirements and more uniform post-acute case mix payment systems. States are also permitted to include home and community based services as optional services under their Medicaid state plans or through Medicaid waiver programs, and states opting to do so may establish more stringent needs based criteria for SNF services than for home and community based services. The ACA expands the services that states may provide and limits their ability to set caps on enrollment, waiting lists or geographic limitations on home and community based services.

In addition, the DRA increased the “look-back” period for prohibited asset transfers that disqualify individuals from Medicaid SNF benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the SNF and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and placing added burdens on SNFs to collect charges directly from residents and their transferees.

Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce Medicaid rates.  Some states are expanding their use of managed care, partly to control Medicaid program costs.  According to the CMS Office of the Actuary, Medicaid enrollment is estimated to have increased 13.2% in 2014 due primarily to the expansion in Medicaid eligibility under the ACA, which began in 2014, and is projected to increase at an average annual rate of 1.6% from 2015 through 2024.

We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates, and the federal payments to states for Medicaid programs.

Skilled Nursing Facilities—Quality Improvement Initiatives.  In addition to the reimbursement and rate changes discussed above, payments to SNFs will be increasingly determined by the quality of care provided.  The federal government has enhanced its focus on developing and imposing quality-related regulations, standards, and programs to improve the quality of care provided at SNFs and to better align payment to quality outcomes.  As noted above, PAMA established a value-based purchasing program, which focuses on SNF quality as measured by hospital readmissions.  Further, the IMPACT Act will require SNFs to begin reporting certain quality measures, some of which will eventually be publically available.  We are unable to predict the impact of these quality improvement initiatives on our Medicare reimbursement rates.

CMS has developed and enforces Conditions of Participation that healthcare organizations must meet in order to participate in the Medicare and Medicaid programs.  These standards are designed to improve quality of care and protect the health and safety of beneficiaries.  In July 2015, CMS released a proposed rule to comprehensively update the Conditions of Participation for long term care facilities that participate in Medicare and Medicaid, such as our SNFs.  The proposed rule would institute a broad range of new requirements, some of which stem from statutory modifications under the ACA and the IMPACT Act.  In particular, the proposed rule would require our SNFs to:  train staff on care for residents with dementia and on abuse prevention; consider residents’ health needs when making decisions about the kinds and levels of staffing; ensure that staff have the appropriate skills and competencies to provide individualized care; augment care planning activities, including considering residents’ goals and preferences and, on discharge, giving residents necessary follow up information and improving communication with receiving facilities or services; permit dietitians and therapy providers to write orders under certain circumstances; provide greater food choice for residents; implement an updated infection prevention and control program, including requiring each of our SNFs to designate an infection prevention and control officer; and strengthen residents’ rights.  In addition, the proposed rule would require our SNFs to:  alter their staffing levels and competencies based on the results of mandated facility assessments; develop, implement and maintain a compliance and ethics program and quality assurance and performance improvement program; and implement new practices surrounding the preparation and implementation of care plans and discharge summaries, among other new requirements. CMS extended the comment period end date for this proposed rule from September 14, 2015 to October 14, 2015. CMS has stated its intention to finalize the rule prior to the three-year statutory deadline for finalization, or by July 2018.  These proposals, if finalized, would increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, such as our SNFs.  CMS estimates that the per facility cost of complying with all of the new requirements would be approximately $46,000 in the first year, and approximately $41,000 each year thereafter. We believe that CMS estimates of cost increases arising from these new requirements may be low. In addition, as part of ACA implementation, in the SNF PPS rule for federal fiscal year 2016, CMS amended the Conditions of Participation to require SNFs to submit staffing information based on payroll and other verifiable data to CMS.

In August 2015, CMS announced that it will conduct the second phase of another SNF quality improvement program, the Initiative to Reduce Avoidable Hospitalizations Among Nursing Facility Residents, a pilot program first announced in 2012, which will be continued in partnership with selected organizations from October 2016 to October 2020.  In this phase of the initiative, participants will test whether a new payment model for SNFs and practitioners, together with clinical and educational interventions that participants are currently implementing, will further reduce avoidable hospitalizations, lower combined Medicare and Medicaid spending and improve the quality of care received by long stay SNF residents.

As these quality improvement initiatives increase in size and scope, the federal government will likely monitor the impact of these programs more closely.  For example, in October 2015, the GAO released a report calling for CMS to improve its data collection and oversight of SNFs to facilitate enhanced monitoring of the success of the agency’s quality improvement activities, and HHS concurred with GAO’s recommendations.  We are unable to predict the impact on us of these or other recent legislative and regulatory quality improvement actions or proposed actions.

Skilled Nursing Facilities—Survey and Enforcement. Pursuant to the Omnibus Reconciliation Act of 1987, Congress enacted major reforms to federal and state regulatory systems for SNFs that participate in the Medicare and Medicaid programs. Since then, the GAO has reported that, although much progress has been made, substantial problems remain in the effectiveness of federal and state regulatory activities. The HHS Office of Inspector General, or the OIG, has issued several reports concerning quality of care and billing practices in SNFs, and the GAO has issued several reports recommending that CMS and states strengthen their compliance and enforcement practices, including federal oversight of state actions and to ensure that SNFs provide adequate care and states act more consistently.  Moreover, in its fiscal year 2016 work plan, the OIG specifically stated that it will review compliance with various aspects of the SNF PPS, including the documentation requirement in support of claims paid by Medicare.  In recent years, the OIG and the GAO have also repeatedly called for increased oversight and payment system reform for SNFs.

In June 2015, the OIG issued a report calling for CMS to accelerate efforts to implement a new method for paying SNFs for therapy, based on findings that many SNFs incorrectly or inconsistently used CMS’s new patient assessments.  The OIG also recommended that CMS reduce the financial incentive for SNFs to use assessments differently when decreasing and increasing therapy services and strengthen the oversight of SNF billing for changes in therapy.  CMS concurred with these recommendations. In September 2015, the OIG issued a second report questioning the appropriateness of payments to SNFs under the Medicare SNF PPS, and stating that Medicare payments for therapy greatly exceeded SNFs’ costs for therapy. The OIG recommended that CMS evaluate the extent to which Medicare payment rates for therapy should be reduced, change the method for paying for therapy, adjust Medicare payments to eliminate any increases that are unrelated to beneficiary characteristics and strengthen oversight of SNF billing.  CMS concurred with these recommendations and noted that it is working to identify potential alternative methodologies for paying for SNF PPS services, including therapy.

In addition to scrutiny from the GAO and the OIG, the Senate Special Committee on Aging and other congressional committees have also held hearings on related SNF issues. As a result, CMS has undertaken several initiatives to increase the effectiveness of Medicare and Medicaid SNF survey and enforcement activities. CMS has been taking steps to identify and focus enforcement efforts on SNFs and chains of SNF operators with findings of substandard care or repeat violations of Medicare and Medicaid standards. CMS has increased its oversight of state survey agencies and has improved the process by which data is captured from these surveys. As an added measure of improving patient care, the ACA provides for the funding of a state background check system for job applicants to long term care providers who will have direct access to patients. CMS has begun the administration of this program, and, as of August 2015, has awarded funding to approximately half of the states.

In addition, CMS adopted regulations expanding federal and state authority to impose civil monetary penalties in instances of noncompliance. When CMS or state agencies identify deficiencies under state licensing and Medicare and Medicaid standards, they may impose sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight, temporary management or receivership and loss of Medicare and Medicaid participation or licensure on SNF operators. Our communities may incur sanctions and penalties from time to time. If we are unable to cure deficiencies that have been identified or that are identified in the future, or if appeals of proposed sanctions or penalties are not successful, decertification or additional sanctions or penalties may be imposed. These consequences may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.

Certificates of Need.    As a mechanism to prevent overbuilding and subsequent healthcare price inflation, most states limit the number of SNFs and hospitals by requiring developers to obtain CONs before new facilities may be built or additional beds may be added to existing facilities. As noted above, a few states also limit the number of assisted living facilities by requiring CONs. In addition, some states (such as California and Texas) that have eliminated CON laws have retained other means of limiting new development, including moratoria, licensing laws or limitations upon participation in the state Medicaid program. These governmental requirements limit expansion, which we believe may make existing SNFs more valuable by limiting competition.

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

The ACA establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect they may be adverse and material to our financial results. The ACA also provides for the National Pilot Program on Payment Bundling to develop and evaluate making bundled payments for services provided during an episode of care, to include hospital and physician services and post‑acute care such as SNF services. The pilot program can be expanded at any point after January 2016 if it meets its goals. The ACA also includes the development of Medicare value‑based purchasing plans to include quality measures as a basis for bonuses and several initiatives to encourage states to develop and expand home and community based services under Medicaid.

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

In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty level. In upholding the Medicaid expansion, the U.S. Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with Medicaid expansion, instead allowing the Secretary only to deny new expansion funding. Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014‑2016) and gradually reduce its subsidy to 90% for 2020 and future years. Based on the ruling, states may choose not to participate in the Medicaid expansion program without risking the loss of existing federal Medicaid funding.  As of February 24, 2016, 31 states plus the District of Columbia had elected to expand Medicaid eligibility as provided under the ACA, 17 states had elected not to broaden Medicaid eligibility, and two remained undecided; those states that ultimately choose not to participate in Medicaid expansion will forgo the federal funds that would otherwise be available for that purpose.  It is unclear what effect the U.S. Supreme Court ruling may have on future federal funding for states’ Medicaid programs. We expect that the ending of certain temporary federal payments to states in 2021, and other budgetary constraints on state governments, may cause some states to reduce Medicaid payments to healthcare services providers like us.

In addition, in June 2015, the U.S. Supreme Court decided that income tax credits under the ACA are available to individuals who purchase health insurance on an exchange created by the federal government, in the same way such credits are available to individuals who purchase health insurance on an exchange created by a state.  Such subsidies provide certain eligible taxpayers with the ability to purchase or maintain health insurance.

We cannot estimate the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be material to and adversely affect our future results of operations. Similarly, we are unable to predict the impact on us of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. Expanded insurance availability may provide more paying customers for the services we provide. If the changes implemented under the ACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our costs, however, our future financial results could be adversely and materially affected.

In addition, other aspects of the ACA that affect employers generally, including the employer shared responsibility provisions that the Internal Revenue Service began enforcing on January 1, 2015, may have an impact on the design and cost of the health coverage that we offer to our employees. Due to the scope and complexity of the provisions of the ACA that apply to employers and employer group health plans, it is difficult to predict the overall impact of the ACA on our employee benefit plans and our cost of doing business over the coming years. We will continue to analyze how to provide our employees with cost‑effective coverage, taking into account the various requirements of the ACA and the impact of any changes on our ability to attract and retain employees. For information on some recent changes that we have made to the health insurance coverage we offer employees in response to the rising cost of health insurance generally, please see “Business—Insurance” in Part I, Item 1 below.

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

Governmental authorities are devoting increasing attention and resources to the prevention, detection, and prosecution of healthcare fraud and abuse. The OIG has guidelines for SNFs intended to assist them in developing voluntary compliance programs to prevent fraud and abuse; these guidelines recommend that CMS identify SNFs that are billing for higher paying RUGs and more closely monitor compliance with patient therapy assessments as methods of fraud prevention. CMS contractors are expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice’s, or the DOJ’s, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, the OIG, the DOJ and the states. On January 12, 2016, the OIG and the DOJ announced a settlement and corporate integrity agreement with the largest provider of contract therapy services in the nation, as well as settlements with four SNFs, all alleged to have submitted false claims for therapy services provided to SNF patients.  The significant nature of the settlements indicates that the federal government is increasingly focused on the appropriateness of billing practices of, and medical necessity of services provided at, SNFs.  In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. Moreover, state Medicaid fraud control agencies may investigate and prosecute assisted living communities and SNFs, clinics and other healthcare facilities under fraud and patient abuse and neglect laws.

Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our communities exceeds the level of care for which a particular community is licensed. A finding that a community is delivering care beyond the scope of its license could result in the immediate discharge and transfer of residents. Some states and the federal government allow certain citations of one community to impact other communities operated by the same entity or a related entity, including communities in other states. Revocation of a license or certification at one community could therefore impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our leases, our management agreements with SNH and the agreement governing our credit facility (as described below), or adversely affect our ability to operate or obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the community as well as a related entity.

Our communities must comply with laws designed to protect the confidentiality and security of individually identifiable patient information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, our communities that are “covered entities” within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and security rules for electronic PHI. HIPAA and the HITECH Act are intended to ensure patient privacy and the efficiency of healthcare claims and payment transactions. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of $1.5 million per calendar year. On January 17, 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect on March 26, 2013 and required compliance with most provisions by September 23, 2013. Pursuant to the Omnibus Rule, “covered entities” were required to make certain modifications to any business associate agreements that they have in place with their “business associates” within the meaning of HIPAA, depending on the circumstances. In addition, the Omnibus Rule required “covered entities” to modify and redistribute their notices of privacy practices to include certain provisions relating to the use of PHI. Further, the Omnibus Rule modified the standard for providing breach notices, which was previously based on an analysis of the harm resulting from any disclosure, to a more objective analysis on whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and PHI. In some states, these laws are more burdensome than HIPAA. In instances in which the state provisions are more stringent than or differ from HIPAA, our communities must comply with applicable federal and state standards.

Our communities must comply with the Americans with Disabilities Act, or the ADA, and similar state and local laws to the extent that such communities are “public accommodations” as defined in those statutes. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our communities and make appropriate modifications.

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

Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. Medicaid spending grew an estimated 11% in 2014 due to increased enrollment as some states chose to expand Medicaid coverage under the ACA.  From 2015 through 2024, Medicaid spending is expected to grow by an average annual rate of 5.9%, mainly driven by increased spending per beneficiary due to aging of the population and more gradual growth in enrollment. Effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since 2008. We expect the ending of these temporary federal payments, combined with other state budgetary pressures, to result in continued challenging state fiscal conditions, particularly in those states that are not participating in Medicaid expansion. As a result, some state budget deficits may increase, and certain states may continue to reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets. These state-level cuts have the potential to negatively impact our revenue from Medicaid sources.

INSURANCE

Litigation against senior living and healthcare companies continues to increase, and liability insurance costs continue to increase as a result. In addition, our employee benefit costs, including health insurance and workers’ compensation insurance costs, continue to increase. To partially offset these insurance cost increases, we have taken a number of actions, including:

•	becoming fully self insured for all health related claims of covered employees;
•	increasing the deductible or retention amounts for which we are liable under our liability insurance;
•

establishing an offshore captive insurance company which participates in our liability and workers’ compensation insurance programs, which may allow us to reduce our net insurance costs by retaining the earnings on our reserves, provided our claims experience matches that projected by various statutory and actuarial formulas;

•

increasing the amounts that some of our employees are required to pay for health insurance coverage and copayments for health services and pharmaceutical prescriptions and decreasing the amount of certain healthcare benefits as well as adding a high deductible health insurance plan as an option for our employees;

•

hiring insurance and other professional advisors to help us establish programs to reduce our insured workers’ compensation and professional and general liabilities, including a program to monitor and proactively settle liability claims and to reduce workplace injuries;

•	hiring insurance and other professional advisors to help us establish appropriate reserves for our retained liabilities and captive insurance programs; and
•

organizing Affiliates Insurance Company, or AIC, with RMR LLC and other companies, including SNH, to which RMR LLC provides management services, in order to obtain more control over our insurance costs. For more information regarding our participation in insurance arranged by AIC, please see Note 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

We partially self insure up to certain limits for workers’ compensation, professional liability and property coverage. Claims in excess of these limits are insured up to contractual limits, over which we are self insured. Our current insurance arrangements are generally renewable annually. We do not know if our insurance charges and self insurance reserve requirements will increase, and we cannot predict the amount of any such increase, or to what extent, if at all, we may be able to offset any increase through use of higher deductibles, retention amounts, self insurance or other means in the future. For more information about certain of our insurance initiatives see Note 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

COMPETITION

The senior living services business is highly competitive. We compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. We have large lease obligations and limited financeable assets. Some of our existing competitors are larger than us and have greater financial resources than us. We may expand our business with SNH and our relationships with SNH and RMR LLC may provide us with competitive advantages; however, SNH is not obligated to provide us with opportunities to lease or manage additional properties. Some of our competitors are not for profit entities which have endowment income and may not face the same financial pressures that we do. We cannot assure that we will be able to compete successfully or operate profitably. For additional information on competition and the risks associated with our business, please see “Risk Factors” in Part I, Item 1A below.

ENVIRONMENTAL AND CLIMATE CHANGE MATTERS

Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments or third parties for damages and costs they incur in connection with hazardous substances. Under our leases with SNH, we have also agreed to indemnify SNH for any such liabilities related to the properties on which our senior living communities that we lease from SNH are located. We reviewed environmental conditions surveys of certain of our leased and owned communities. Based upon those surveys, we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition and results of operations.

The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our senior living communities to increase. In the long term, we believe any such increased costs will be passed through and paid by our residents and other customers through rate increases.  However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” in Part II, Item 7 below.

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

Item 1A.  Risk Factors

Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

RISKS RELATED TO OUR BUSINESS

A small percentage decline in our revenues or increase in our expenses could have a material adverse impact upon our operating results.

For the year ended December 31, 2015, our revenues were $1.37 billion and our operating expenses, excluding noncash charges for long lived asset impairments, were $1.38 billion. A small percentage decline in our revenues or increase in our expenses could have a material adverse impact on our operating results because some of our fixed costs, such as our base rent, would not decrease during times of lower revenues and could not be reduced to offset other expenses which may be increasing.

The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.

Some of our current operations, especially our SNFs, receive significant revenues from Medicare and Medicaid. During each of the years ended December 31, 2015 and 2014, we derived approximately 22% and 23%, respectively, of our senior living revenues from continuing operations from these programs.  Payments under Medicare and Medicaid are set by government policy, laws and regulations. The rate and amount of these payments are subject to periodic adjustment. Current and projected federal budget deficits, federal spending priorities and challenging state fiscal conditions have resulted in numerous recent legislative and regulatory actions or proposed actions with respect to Medicare and Medicaid payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business—Government Regulation and Reimbursement” above. We cannot estimate the type and magnitude of these matters. However, these matters could result in the failure of Medicare or Medicaid payment rates to cover our costs of providing required services to residents, in reductions in payments to us or other circumstances that could have a material adverse effect on our business, results of operations and financial condition.

Circumstances that adversely affect the ability of seniors or their families to pay for our services could have a material adverse effect on us.

Our residents paid approximately 78% of our senior living revenues from continuing operations during the year ended December 31, 2015 from their private resources. We expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Inflation, high levels of unemployment, housing market declines, market declines affecting the value and liquidity of other personal assets, or other circumstances affecting the ability of seniors or their families to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

Seniors’ inability to sell their homes may delay their moving into senior living communities.

Housing price declines and reduced home mortgage financing availability have negatively affected the U.S. housing market. Although home prices and sales activity have increased during the past few years, they continue to be generally below levels experienced prior to the recent economic recession in the United States. Further, although mortgage financing availability has improved since the recession, in December 2015 the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and market interest rates may further increase in the future; if interest rates rise sharply, home prices or sales activity may decline. Difficulties in the U.S. housing market may have a negative effect on our revenues or result in increased reliance on Medicare and Medicaid for our revenues. Specifically, if seniors have a difficult time selling their homes, fewer seniors may relocate to our senior living communities or finance their stays at our senior living communities with their private resources.

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

The ACA also established an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect, they may be adverse and material to our financial results. The ACA includes other changes that may affect us, such as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, value based purchasing plans and a Medicare post acute care pilot program to develop and evaluate making a bundled payment for services, including physician and SNF services, provided during an episode of care. We are unable to predict the impact on us of the insurance, payment, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. If the changes implemented under the ACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our increasing costs, our future financial results could be adversely and materially affected.

Increases in our labor costs may have a material adverse effect on us.

Wages and employee benefits associated with our continuing operations were approximately 41% of our 2015 total operating expenses. We compete with other senior living community operators, among others, to attract and retain qualified personnel responsible for the day to day operations of our communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive and periodic or geographic area shortages of such healthcare professionals may require us to increase the wages and benefits we offer to our employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and, as discussed above, we cannot predict the future impact of the ACA on the cost of employee health insurance. Although we determine our employee health insurance and workers’ compensation self insurance reserves with guidance from third party professionals, our reserves may nonetheless be inadequate. Increasing employee health insurance and workers’ compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and adversely affect our earnings.

We cannot assure that our labor costs will not increase or that any increases will be recovered by corresponding increases in the rates we charge to residents or otherwise. Any significant failure by us to control labor costs or to pass any increases on to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations. Further, increased costs charged to our residents may reduce our occupancy and growth.

If we do not achieve and maintain high quality of care, payments through pay-for-performance and value-based purchasing programs may be reduced, and the overall attractiveness of our communities to potential residents could decrease as more quality data becomes publicly available.

As noted above, CMS is moving towards pay-for-performance programs, such as value-based payment.  Under PAMA, beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on a hospital readmissions measure as part of CMS’s new value-based purchasing program. Moreover, under the IMPACT Act, HHS will require SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format by October 1, 2016 and begin reporting certain patient assessment data in such a format by October 1, 2018. Beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year. Beginning October 1, 2018, HHS will make this data publicly available.    We cannot predict the impact of these quality-driven payment reforms, but they may be material to and adversely affect our future results of operations.  In addition, we cannot predict the impact of more quality data becoming publically available, but if we do not achieve and maintain high quality of care, the overall attractiveness of our communities to potential residents could decrease.

Our business is subject to extensive regulation which increases our costs and may result in losses.

Licensing and Medicare and Medicaid laws require operators of senior living communities and rehabilitation and wellness clinics to comply with extensive standards governing operations and physical environments. Federal and state laws also prohibit fraud and abuse by senior living providers and rehabilitation and wellness clinic operators, including civil and criminal laws that prohibit false claims and regulate patient referrals in Medicare, Medicaid and other programs. In recent years, federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti‑fraud investigations in healthcare generally. CMS contractors are expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. When federal or state agencies identify violations of anti‑fraud, false claims, anti‑kickback and physician referral laws, they may impose or seek civil or criminal penalties, treble damages and other governmental sanctions, and may revoke the community’s license or make conditional or exclude the community from Medicare or Medicaid participation. The ACA amended the federal Anti‑Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers, and for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations. In addition, when these agencies determine that there have been quality of care deficiencies or improper billing, they may impose or seek various remedies or sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, governmental oversight, temporary management, loss of licensure and criminal penalties. Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our communities exceeds the level of care for which a particular community is licensed. A finding that a community is delivering care beyond the scope of its license could result in the immediate discharge and transfer of residents. Certain states and the federal government may determine that citations relating to one community affect other communities operated by the same entity or related entities, which may negatively impact an operator’s ability to maintain or renew other licenses or Medicare or Medicaid certifications or to secure new licenses or certifications.  In addition, revocation of a license or certification at one community could impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our leases, our management agreements with SNH and the agreement governing our credit facility, or adversely affect our ability to operate or obtain financing in the future.

Our communities incur sanctions and penalties from time to time. As a result of the healthcare industry’s extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures, and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase. For example, as previously disclosed and disclosed elsewhere in this Annual Report on Form 10-K, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs.  This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules.  As a result of these discoveries, in February 2015, we made a voluntary disclosure of deficiencies to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol.  We completed our investigation and assessment of these matters and submitted a final supplemental disclosure to the OIG in May 2015. At December 31, 2014, we had accrued a revenue reserve of $4.3 million for historical Medicare payments we received that we expect to repay as a result of these deficiencies.  For the year ended December 31, 2015, this revenue reserve was increased by $2.4 million and totals $6.7 million as of December 31, 2015. In addition, we have recorded expense for additional costs we incurred or expect to incur, including OIG imposed penalties, as a result of this matter totaling $4.8 million and $3.6 million for the years ending December 31, 2015 and 2014, respectively, of which $4.0 million remains accrued and not paid at December 31, 2015.

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

From time to time labor unions attempt to organize our employees. If federal legislation modifies the labor laws to make it easier for employee groups to unionize, additional groups of employees may seek union representation. If our employees were to unionize, it could result in business interruptions, work stoppages, the degradation of service levels due to work rules, or increased operating expenses that may adversely affect our results of operations.

The nature of our business exposes us to litigation.

We have been, are currently, and expect in the future to be involved in claims, lawsuits and other proceedings arising in the ordinary course of our business, some of which may involve material amounts. For example, as discussed elsewhere in this Annual Report on Form 10-K, we were defendants in a lawsuit filed by the estate of a former resident of a senior living community operated by us in which a verdict was rendered against us awarding damages of approximately $19.2 million, which consisted of $2.5 million for pain and suffering and the remainder in punitive damages. In February 2016, we entered into a settlement agreement with the plaintiff for approximately $7.3 million, including approximately $3.0 million which our liability insurer has agreed to reimburse us. We believe our liability insurer may be financially responsible for more than $3.0 million and we are seeking additional payments from our liability insurer; however, we cannot predict the outcome of any future negotiations or litigation with our liability insurer. The defense and resolution of this and other such claims, lawsuits and other proceedings may require us to incur significant expense.

In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other senior living companies. Some lawyers and law firms specialize in bringing litigation against senior living community operators. As a result of this litigation and potential litigation, the cost of our liability insurance continues to increase. Medical liability insurance reform has become a topic of political debate and some states have enacted legislation to limit future liability awards. However, such reforms have not generally been adopted and we expect our insurance costs may continue to increase. Although we determine our self insurance reserves with guidance from third party professionals, our reserves may nonetheless be inadequate. Increasing liability insurance costs and increasing self insurance reserves could have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy may not succeed.

We intend to continue to grow our business through acquisitions and by entering into additional long term lease and management arrangements for senior living communities where residents’ private resources account for all or a large majority of revenues. Our business plan includes seeking to take advantage of expected increases in demand for senior living communities. Our growth strategy involves risks, including the following:

•	we may be unable to identify and acquire additional senior living communities at acceptable purchase prices or to identify and lease or manage additional senior living communities on acceptable terms;
•	we may be unable to access the capital required to fund acquisitions or to operate additional senior living communities;
•	we may be unable to identify and operate or manage additional senior living communities where residents’ private resources account for all or a large majority of revenues;
•	we may not achieve the operating results we expect from newly acquired, leased or managed senior living communities;
•	the operations of newly acquired, leased or managed senior living communities may subject us to unanticipated contingent liabilities or regulatory matters;
•

we may be required to make significant capital expenditures to improve newly acquired, leased or managed senior living communities, including capital expenditures that were unanticipated at the time of acquisition or entry into the lease or management arrangements;

•	we may have difficulty retaining key employees and other personnel at newly acquired, leased or managed senior living communities;
•

to the extent we incur debt in connection with acquisitions or incur additional lease obligations associated with new leased senior living communities, our operating leverage and resulting risks of debt defaults may increase;

•	to the extent we issue equity to fund acquisitions, our stockholders’ percentage ownership of us will be diluted;
•

we may experience declines in occupancy at newly acquired, leased or managed senior living communities and it may take a period of time to stabilize the operations of newly acquired, leased or managed senior living communities;

•	integrating the operations of newly acquired, leased or managed senior living communities may disrupt our existing operations, or may cost more than anticipated;
•

we may assume or become responsible for known or unknown liabilities with regard to a newly acquired, leased or managed senior living community for the period prior to when we acquired or began to lease or manage the community and those assumptions of liabilities may be without any recourse or with only limited recourse; these liabilities may include, among others, cleanup of undisclosed environmental contamination, claims by vendors or other persons dealing with the former owners and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the senior living communities; and

•

any failure to comply with licensing requirements at our senior living communities may prevent our obtaining licenses for, or renewing licenses at, senior living communities we want to acquire, lease or manage.

For these reasons and others:

•	our growth strategy may not succeed;
•	the benefits which we hope to achieve by growth may not be realized;
•	we may suffer declines in profitability or suffer recurring losses; and
•	our existing operations may suffer from a lack of management attention or financial resources if such attention and resources are devoted to a failed growth strategy.

We have not been consistently profitable, and we have limited resources and substantial lease obligations.

We have not been consistently profitable since we became a public company in 2001, and we currently have limited resources and substantial lease obligations. Although we have access to our $150.0 million revolving credit facility, and we have notified the lenders under that facility of our intent to exercise our second one year option to extend the maturity date of that facility to April 2017, subject to the payment of an extension fee and meeting certain other conditions, in the longer term we may be unable to maintain that facility, or obtain a replacement facility on similar or more favorable terms. Given our history of losses, there can be no assurance that we will be able to achieve and/or maintain profitability in the future. If are unable to effectively manage our operations and cash flow, or achieve profitability in other ways, the market price of our common shares may be adversely affected.

We may not be able to obtain financing or extend or refinance debt as it matures to grow or operate our business due to disruptions in the financial markets or otherwise.

The U.S. economy’s recovery from its most recent recession has been slow, unsteady and incomplete, which has created volatile market conditions. While the markets had been showing signs of stabilization and growth, new challenges have arisen, including uncertain U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and the risk that declining overseas markets may hinder the growth of the U.S. economy. It remains unclear whether the U.S. economy will be able to withstand these market challenges and global uncertainty and achieve meaningful and sustained growth.  These circumstances materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases resulted in the unavailability of financing. Economic weakness in the U.S. economy generally, a new recession, our inability to achieve consistent profitability or a perceived decline in our communities would likely adversely affect our ability to access additional financing (including any refinancing or extension of our existing debt) on reasonable terms, which may negatively affect our business.

We may be unable to use our federal net operating loss or tax credit carry forwards before they expire, or our ability to use our federal net operating loss or tax credit carry forwards may be limited.

As of December 31, 2015, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2026 if unused, were approximately $125.5 million, and our tax credit carry forwards, which begin expiring in 2022 if unused, were approximately $19.4 million. As of December 31, 2014, we determined it was more likely than not that our net deferred tax assets would not be realized and concluded that a full valuation allowance was required. If in the future we use our federal net operating loss or tax credit carry forwards to reduce our tax liabilities, the existence and amounts of these federal net operating loss or tax credit carry forwards may be subject to audit by the relevant tax authorities and the amounts of these federal net operating loss or tax credit carry forwards may be reduced.

Our credit agreement contains terms limiting our ability to incur additional debt. These terms, or our failure or inability to meet them, could adversely affect our business.

The agreement governing our $150.0 million revolving credit facility, or our credit agreement, includes various conditions to our borrowing and various financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. Further, maintaining compliance with these covenants may limit our ability to pursue actions that may otherwise be beneficial to us and our stockholders.

If we are unable to borrow under our credit facility, we may be unable to meet our business obligations or to grow by buying additional senior living communities, or we may be required to sell some of our senior living communities. If we default under our credit agreement, our lenders may demand immediate payment and may elect not to make further borrowings available to us. Any default under our credit agreement that resulted in our obligations to repay outstanding indebtedness being accelerated or in our no longer being permitted to borrow under our credit facility would likely have serious and adverse consequences to us and would likely cause the market price of our common shares to materially decline.

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our credit facility. Defaults under our future debt could likely have the same consequences as described above.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. In 2014, we determined that we had material weaknesses in our internal control over financial reporting relating to our lack of sufficient personnel with requisite accounting competencies and insufficient level of oversight in the financial statement close process.  These material weaknesses were remediated as of December 31, 2015; however, while management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including medical records, financial transactions and maintenance of records, which may include personally identifiable information of residents or other customers, employees and vendors.

We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential resident or other customer, employee and vendor information, such as personally identifiable information relating to health and financial accounts. Although we take various actions to protect the security of the data maintained in our information systems, it is possible that our security measures will not prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings.

State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most of our resident agreements allow residents to terminate their agreements on 30 days’ notice. Thus, we may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings could be materially and adversely affected. In addition, the advanced ages of our senior living residents make the resident turnover rate in our senior living communities difficult to predict.

The trend for senior citizens to delay moving to senior living communities until they reach an older age or require greater care may increase operating costs, reduce occupancy and increase resident turnover rate at our senior living communities.

Senior citizens have been increasingly delaying their moves to senior living communities, including to our senior living communities, until they reach an older age. If this trend continues, the occupancy rate at our senior living communities may decline and the resident turnover rate at our communities may increase. Further, older aged persons may have greater care needs and require higher acuity services, which may increase our cost of business, expose us to additional liability or result in lost business and shorter stays at our senior living communities if we are not able to provide the requisite care services or fail to adequately provide those services.

Our business requires us to make significant capital expenditures to maintain and improve our senior living communities.

Our senior living communities sometimes require significant expenditures to address required ongoing maintenance or to make them more attractive to residents. Physical characteristics of senior living communities are mandated by various governmental authorities; changes in these regulations may require us to make significant expenditures. In addition, we are often required to make significant capital expenditures when we acquire, lease or manage new senior living communities. Our available financial resources may be insufficient to fund these expenditures. SNH has historically provided most of the capital required to improve the senior living communities we lease from them or manage for their account. However, when SNH funds capital expenditures at our leased senior living communities our rent increases, and when SNH funds capital expenditures at our managed senior living communities the invested capital on which SNH’s returns are based increases. We may be unable to pay increased rent at our leased senior living communities without experiencing losses and increases in SNH’s invested capital at our managed communities may reduce or prevent our receipt of incentive fees or subject the agreements to termination by SNH if it is unable to realize its return on invested capital under the applicable agreements.

We face significant competition.

We compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. In recent years, a significant number of new assisted living communities have been developed, and this increased development activity may continue in the future. Although some states require certificates of need to develop new SNFs and assisted living communities, there are fewer barriers to competition for home healthcare, for independent and assisted living communities or for other real estate based services. Some of our existing competitors are larger and have greater financial resources than us. Some of our competitors are not for profit entities which have endowment income and may not face the same financial pressures that we do. We cannot assure that we will be able to attract a sufficient number of residents to our communities or that we will be able to attract employees and control wages and other employee benefits, including health insurance and workers’ compensation insurance costs, or other operating expenses, such that we will be able to compete successfully and operate profitably.

Increased leverage may harm our financial condition and results of operations.

Our total consolidated long term debt as of December 31, 2015 was approximately $60.4 million and represented approximately 20% of our total book capitalization as of that date. We also had $50.0 million of borrowings outstanding under our revolving credit facility and approximately $1.8 million of short term mortgage debt. In addition to our indebtedness, we have substantial lease and other obligations.

Our level of indebtedness and substantial lease and other obligations could impact our business in the following ways, among others:

•	our ability to satisfy our debt obligations could be affected;
•	the funds required to make interest and principal payments will not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;
•	our ability to obtain additional financing may be impaired;
•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and
•	we may be more vulnerable to downturns in our business and industry or the economy generally.

Increasing interest rates may adversely affect us.

Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase and the increase may materially and negatively affect us. Increases in interest rates could adversely impact the housing market and reduce demand for our services and occupancy at our communities, could increase our rent expense at our leased senior living communities due to the landlord setting rent based on a required return on the its investment, and could reduce the likelihood that we will earn incentive fees at our managed senior living communities due to the owners requiring a minimum return on their investment prior to our being eligible to receive an incentive fee.

Interest rates may negatively impact the value of our common shares, which may increase our cost of capital, including decreasing the amount of equity and debt we may be able to raise, increasing the extent of dilution from any equity offering we may make or increasing the costs to us for any such equity or debt offering.

Amounts outstanding under our credit facility require interest to be paid at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to fund our operations and working capital. Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

An increase in interest rates could decrease the amount buyers may be willing to pay for our senior living communities, thereby reducing the market value of our senior living communities and limiting our ability to sell senior living communities or to obtain mortgage financing secured by our senior living communities. Further, increased interest rates may effectively increase the cost of senior living communities we acquire to the extent we utilize leverage for those acquisitions and may result in a reduction in our acquisitions to the extent we reduce the amount we offer to pay for senior living communities, due to the effect of increased interest rates, to a price that sellers may not accept.

In addition, increased interest rates may increase our operating costs to the extent we utilize financing, such as borrowings under our credit facility, to fund our operations.

Our operations are subject to environmental and climate change risks.

Our operations are subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, the properties on which our owned, leased and managed senior living communities are located, including those created by prior owners or occupants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. In addition, under our leases with SNH, we have agreed to indemnify SNH for any such liabilities related to the properties on which our senior living communities that we lease from SNH are located. Moreover, costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

We believe any asbestos in our senior living communities is contained in accordance with current regulations, and we have no current plans to remove it. If we removed the asbestos or demolished these senior living communities, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on the senior living communities we operate. Further, the current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our senior living communities to increase. In the long term, we believe any such increased costs will be passed through and paid by our residents and other customers through rate increases. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” in Part II, Item 7 below.

Our former rehabilitation hospitals may be subject to retroactive Medicare reclassifications or repayments.

During the period we operated our rehabilitation hospitals, which were sold in the fourth quarter of 2013, Medicare payments accounted for a significant amount of the rehabilitation hospitals’ revenues. CMS has established a standard known as the “60% Rule,” which provides that at least 60% of an inpatient rehabilitation facility’s, or IRFs, total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions in order for the facility to be classified as an IRF by the Medicare program. Although we believe that our IRFs were operated in compliance with the 60% Rule during the period in which we operated them, CMS could determine that we were non‑compliant in a prior year. Such an event would result in these rehabilitation hospitals being subject to Medicare reclassification to a different type of provider and our receiving lower Medicare payment rates retroactively. Reductions in our Medicare payments as a result of the reclassification of our rehabilitation hospitals could materially and adversely affect our financial condition and results of operations. Also, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. If our communities were required to make substantial retroactive repayments to Medicare, our financial condition and results of operations could be materially and adversely affected.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board, or FASB, recently adopted new accounting rules, to be effective for our fiscal year ending after December 2018, that will require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the rules are effective, we will be required to account for the leases for our senior living communities, including those with SNH, in the assets and liabilities on our balance sheet, where previously we accounted for such leases on an “off balance sheet” basis. As a result, a significant amount of lease related assets and liabilities will be recorded on our balance sheet and we may be required to make other changes to the recording and classification of our lease related expenses. Though these changes will not have any direct impact on our overall financial condition, these changes could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants, as well as third party financial models regarding our financial condition.

RISKS ARISING FROM CERTAIN RELATIONSHIPS OF OURS AND OUR ORGANIZATION AND STRUCTURE

We are subject to possible conflicts of interest; our agreements and relationship with SNH and RMR LLC may restrict our ability to grow our business; and we have engaged in, and expect to continue to engage in, transactions with parties that may be considered related parties.

Our business is subject to possible conflicts of interest as follows:

•

as of December 31, 2015, we leased from SNH 177 of our 274 senior living communities for total annual rent of approximately $192.3 million plus percentage rent based on increases in gross revenues at certain properties;

•	as of December 31, 2015, we managed 60 senior living communities which are owned by SNH, and during 2015, we realized $10.7 million in management fees from SNH;
•

we manage a portion of a senior living community for D&R Yonkers LLC, which is owned by SNH’s president and chief operating officer and our Treasurer and Chief Financial Officer and to which a subsidiary of SNH subleases that portion of the community;

•	RMR LLC, the manager of SNH, provides business management services to us;
•

our President and Chief Executive Officer, Mr. Bruce J. Mackey Jr., and our Treasurer and Chief Financial Officer, Mr. Richard A. Doyle, are also officers and employees of RMR LLC; one of our Managing Directors, Mr. Barry Portnoy, is a Managing Director, officer and controlling shareholder (through ABP Trust (f/k/a Reit Management & Research Trust)) of The RMR Group Inc., or RMR Inc., an officer of RMR LLC and a managing trustee of SNH;

•

RMR LLC’s simultaneous contractual obligations to us and SNH create potential conflicts of interest, or the appearance of such conflicts of interest, and under the business management agreement with RMR LLC, in the event of a conflict between SNH and us, RMR LLC may act on behalf of SNH rather than on our behalf; and

•	we lease our headquarters from an affiliate of RMR LLC.

On December 31, 2001, SNH distributed substantially all of its ownership of our common shares to its shareholders. Simultaneously with the spin off, we entered into agreements with SNH and RMR LLC which, among other things, limit (subject to certain exceptions) ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of SNH as a real estate investment trust and limit our ability to acquire real estate of types which are owned by SNH or other businesses managed by RMR LLC. As a result of these agreements, our leases and management agreements with SNH, and our business management agreement with RMR LLC, SNH, RMR LLC and their respective affiliates have significant roles in our business. In addition, as of December 31, 2015, SNH owned 4.2 million of our common shares, or approximately 8.6% of our outstanding common shares, and SNH is our largest stockholder.

We believe that our historical and ongoing business dealings with SNH, RMR LLC and D&R Yonkers LLC have benefited us and that, despite these possible conflicts of interest, the transactions we have entered with SNH, RMR LLC and D&R Yonkers LLC have been commercially reasonable and not less favorable than otherwise available to us. Nonetheless, in the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, stockholder litigation, dissident stockholder director nominations and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with SNH, RMR LLC, D&R Yonkers LLC, AIC, the other businesses and entities to which RMR LLC provides management services, Mr. Portnoy and with other related parties of RMR LLC may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention, even if the action is unfounded.

Our leases of certain of our senior living communities are subordinated to mortgage debt of SNH, and a default by SNH could result in the termination of those leases.

As of December 31, 2015, our leases with SNH for 25 of our senior living communities, which had 2015 revenues totaling $175.9 million were subordinated to mortgage financing secured by such communities. As a result, in the event SNH was to default on such mortgage financing, by reason of our default under our leases or for reasons unrelated to us or beyond our control, and its lender were to foreclose on those properties, our leases would terminate as a matter of law. While we may be able to enter into new leases with the lenders or the purchaser or purchasers of such properties, or they may elect to continue our occupancy under the terms of the lease as if there had been no foreclosure, they would not be obligated to pursue either of those options and, if we are able to retain possession, the terms of our continued occupancy may not be as favorable to us as those contained in our leases with SNH. If we do not enter into new leases of such communities following a foreclosure, we would lose the right to continue to operate these communities and we may incur material obligations to residents, employees and other parties as a result of such loss.

Ownership limitations and certain provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our charter and bylaws contain separate provisions which prohibit any stockholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares of stock. The 9.8% ownership limitation in our charter is consistent with our contractual obligation with SNH to not take actions that may conflict with SNH’s status as a real estate investment trust under the Internal Revenue Code. The 5% ownership limitation in our bylaws is intended to help us preserve the tax treatment of our NOLs and other tax benefits. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable. Additionally, provisions contained in our charter and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

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

In addition, our shareholders agreement with respect to AIC provides that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control. The terms of our leases and management agreements with SNH provide that our rights under these agreements may be cancelled by SNH upon the acquisition by any person or group of more than 9.8% of our voting stock, and upon other change in control events, as defined in those documents including, in certain of the leases and management agreements, the adoption of any proposal (other than a precatory proposal) or the election to our Board of Directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. In addition, a change in control event of us, including upon the acquisition by any person or group of more than 35% of our voting stock, is a default under our credit agreement, unless approved by our lenders.

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

Disputes with SNH and RMR LLC and stockholder litigation against us or our Directors and officers may be referred to binding arbitration proceedings.

Our contracts with SNH and RMR LLC provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our stockholders against us or against our Directors and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our stockholders would not be able to pursue litigation for these disputes in courts against SNH, RMR LLC or our Directors and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may experience losses from our business dealings with AIC.

We have invested approximately $6.0 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, SNH, ABP Trust and four other companies to which RMR LLC provides management services each own approximately 14.3% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

OUR SENIOR LIVING COMMUNITIES

We classify a senior living community based on the predominant type of services offered at that community. As of December 31, 2015, we owned or leased and operated as continuing operations 214 senior living communities which we have categorized into two groups as follows:

		Type of units				Average		Percent of
		Indep.	Assist.	Skilled	Total	occupancy for	Revenues for	revenues
	No. of	living	living	nursing	living	the year ended	the year ended	from private
Type of community	communities	apts.	suites	beds	units	Dec. 31, 2015	Dec. 31, 2015	resources
							(in thousands)
Independent and assisted living communities	183	7,234	11,232	1,954	20,420	86.0%	$920,068	87.9%
SNFs	31	68	—	2,739	2,807	78.7%	179,131	25.5%
Totals:	214	7,302	11,232	4,693	23,227	85.2%	$1,099,199	77.7%

Excluded from the preceding and following data are 60 independent and assisted living communities with 3,447 independent living apartments, 4,271 assisted living suites and 472 skilled nursing beds that we manage for the account of SNH. Also excluded is one assisted living community with 32 living units that we own that we have classified as a discontinued operation as of December 31, 2015.  Unless otherwise indicated or the context otherwise requires, the discussion and analysis provided below does not include the senior living community that we have classified as a discontinued operation.

Independent and Assisted Living Communities

As of December 31, 2015, we owned or leased and operated 183 independent and assisted living communities. We leased 146 of these communities from SNH and four of these communities from HCP, Inc., or HCP. We own the remaining 33 communities. These 183 communities have 20,420 living units and are located in 26 states. The following table provides additional information about these communities and their operations as of December 31, 2015:

		Type of units				Average		Percent of
		Indep.	Assist.	Skilled	Total	occupancy for	Revenues for	revenues
	No. of	living	living	nursing	living	the year ended	the year ended	from private
Location	communities	apts.	suites	beds	units	Dec. 31, 2015	Dec. 31, 2015	resources
							(in thousands)
1. Alabama	8	67	373	—	440	89.1%	$17,047	100.0%
2. Arizona	4	512	309	199	1,020	77.0%	43,182	80.7%
3. California	9	495	424	59	978	85.3%	46,978	91.3%
4. Delaware	6	337	322	330	989	80.8%	64,748	70.0%
5. Florida	9	1,169	730	155	2,054	93.8%	85,154	80.0%
6. Georgia	11	111	527	40	678	86.7%	27,497	91.5%
7. Illinois	2	112	73	—	185	98.2%	5,637	100.0%
8. Indiana	16	956	577	140	1,673	83.8%	63,462	88.8%
9. Kansas	3	332	67	198	597	87.1%	29,404	75.2%
10. Kentucky	9	491	281	166	938	88.1%	44,356	86.6%
11. Maryland	10	239	692	—	931	88.9%	54,659	99.9%
12. Massachusetts	1	123	—	—	123	90.4%	8,846	100.0%
13. Minnesota	1	—	230	—	230	88.5%	13,810	94.0%
14. Mississippi	2	—	116	—	116	82.5%	3,564	100.0%
15. Missouri	1	110	—	—	110	80.0%	2,572	100.0%
16. Nebraska	2	27	111	62	200	90.1%	9,155	64.4%
17. New Jersey	5	215	552	60	827	88.0%	41,401	84.1%
18. New Mexico	1	114	35	60	209	81.1%	12,382	86.8%
19. North Carolina	15	143	1,296	—	1,439	84.8%	67,257	99.7%
20. Ohio	1	143	115	57	315	76.8%	16,234	88.0%
21. Pennsylvania	10	—	1,008	—	1,008	89.1%	41,926	100.0%
22. South Carolina	18	101	887	58	1,046	86.4%	44,564	91.4%
23. Tennessee	13	158	674	—	832	92.3%	26,551	100.0%
24. Texas	9	895	594	296	1,785	78.7%	81,936	83.8%
25. Virginia	11	285	720	—	1,005	89.1%	39,480	99.8%
26. Wisconsin	6	99	519	74	692	84.6%	28,266	71.8%
Totals:	183	7,234	11,232	1,954	20,420	86.0%	$920,068	87.9%

Skilled Nursing Facilities

As of December 31, 2015, we operated 31 SNFs that we lease from SNH with a combined 2,807 living units located in seven states. The following table provides additional information about these SNFs and their operations as of December 31, 2015:

		Type of units				Average		Percent of
		Indep.	Assist.	Skilled	Total	occupancy for	Revenues for	revenues
	No. of	living	living	nursing	living	the year ended	the year ended	from private
Location	communities	apts.	suites	beds	units	Dec. 31, 2015	Dec. 31, 2015	resources
							(in thousands)
1. California	4	—	—	377	377	82.4%	31,699	11.0%
2. Colorado	7	45	—	756	801	78.0%	54,998	28.5%
3. Iowa	4	19	—	283	302	83.2%	16,920	33.4%
4. Kansas	1	4	—	56	60	86.8%	3,470	20.1%
5. Nebraska	10	—	—	608	608	82.6%	34,430	27.1%
6. Wisconsin	3	—	—	468	468	69.7%	25,823	31.4%
7. Wyoming	2	—	—	191	191	74.5%	11,791	22.4%
Totals:	31	68	—	2,739	2,807	78.7%	$179,131	25.5%

OUR SNH LEASES AND MANAGEMENT AGREEMENTS

Leases with SNH

The following table provides a summary of our leases as of December 31, 2015 and is followed by a summary of the material terms of our leases as of December 31, 2015 with SNH. Because it is a summary, it does not contain all of the information that may be important to you. If you would like more information, you should read the leases which are among the exhibits listed in Part IV, Item 15 of this Annual Report on Form 10‑K and incorporated herein by reference.

		Annual
	Number	Rent as of	Current
	of Properties	December 31, 2015	Expiration Date	Remaining Renewal Options
1. Lease No. 1 for SNFs and independent and assisted living communities(1)	83	$58.6 million	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs, independent and assisted living communities	48	64.1 million	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities(2)	17	34.5 million	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities(3)	29	35.1 million	April 30, 2032	Two 15-year renewal options.
Totals	177	$192.3 million

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

Percentage Rent.  Our leases with SNH require us to pay percentage rent at 170 of the 177 senior living communities we lease from SNH equal to 4% of the amount by which gross revenues, as defined in our leases, of each property exceeds gross revenues in a specific base year. These amounts are in addition to the annual rent amounts payable by us to SNH. We incurred total percentage rent of $5.7 million in 2015. Different base years apply to those communities that pay percentage rent. The base year is usually the first full calendar year after each community is initially leased.

Operating Costs.  Each lease is a so called “triple net” lease which requires us to pay all costs incurred in the operation of the properties, including the costs of maintenance, personnel, services to residents, insurance and real estate and personal property taxes.

Rent During Renewal Term.  For all but seven of the properties we lease from SNH, rent during each applicable renewal term is determined in the same manner as the annual rent and percentage rent payable during the initial term. For the remaining seven properties, rent during the second renewal term is based on the fair market rental value of such properties.

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

•	our failure to perform any terms, covenants or agreements of such lease and the continuance thereof for a specified period of time after written notice.

Remedies.  Upon the occurrence of any event of default, each lease provides that, among other things, SNH may, to the extent legally permitted:

•	accelerate the rents;
•	terminate the leases in whole or in part;
•	enter the property and take possession of any and all our personal property and retain or sell the same at a public or private sale;
•	make any payment or perform any act required to be performed by us under the leases; and
•	rent the property and recover from us any deficiency between the amount of rent which would have been due under the lease and the rent received from the re‑letting.

We are obligated to reimburse SNH for all costs and expenses incurred in connection with any exercise of the foregoing remedies.

Management.  We may not enter into any new management agreement affecting any leased property without the prior written consent of SNH.

Lease Subordination.  Our leases may be subordinated to any mortgages on properties leased from SNH. As of December 31, 2015, SNH had mortgages on 25 of our communities to which our leases were subordinated. These 25 communities had 3,725 living units and 2015 revenues totaling $175.9 million. SNH’s outstanding borrowing secured by mortgages on these 25 communities totaled $327.7 million as of December 31, 2015.

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

Our Relationship with SNH.  SNH is our largest landlord. We were a 100% owned subsidiary of SNH before December 31, 2001. On December 31, 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. Both we and SNH receive management services from RMR LLC. SNH owns 4,235,000, or 8.6%, of our outstanding common shares as of December 31, 2015. For more information about our dealings with SNH, and about the risks which may arise as a result of these related person transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part II, Item 7 below.

Management Agreements with SNH

As of December 31, 2015, 2014 and 2013 we managed 60, 46 and 44 senior living communities for the account of SNH, respectively, each pursuant to long term management agreements on substantially similar terms. With the exception of the management agreement for the senior living community in New York, the management agreements for the communities we manage for SNH’s account provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital. The terms of these management agreements expire between 2030 and 2035, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. Our management agreements for 14 senior living communities we began to manage in May 2015 also permit either of us or SNH to terminate those agreements on December 31, 2016 by notice to the other party. Also, our management agreements generally provide that we and SNH each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

In connection with 44 of our management agreements, we and SNH have entered into four combination agreements, or pooling agreements, three of which combine certain of our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements; and a fourth pooling agreement which combines our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement. The management agreements that are included in each of these pooling agreements are on substantially similar terms. The first AL Pooling Agreement, which we entered into in May 2011, includes 20 identified communities and the second AL Pooling Agreement, which we entered into in October 2012, includes 19 identified communities. We and SNH entered into our third AL Pooling Agreement in November 2013 and that pooling agreement currently includes three identified communities. We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes two identified communities. One senior living community located in New York, one senior living community located in California and the 14 senior living communities we began managing in May 2015 are not included in any of our pooling agreements. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our incentive fees and SNH's return of its invested capital. Under each of the pooling agreements, SNH has the right, after the period of time specified in the agreement has elapsed and subject to our cure rights, to terminate all, but not less than all, of the management agreements that are subject to the pooling agreement if SNH does not receive its minimum return in each of three consecutive years. In addition, under each of the pooling agreements, we have a limited right to require the sale of underperforming communities. Also, under each of the pooling agreements, any nonrenewal notice given by us with respect to a community is deemed a nonrenewal with respect to all the communities that are the subject of the agreement.

Please see Note 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information relating to our management arrangements with SNH.

Item 3.  Legal Proceedings

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19.2 million, which consisted of $2.5 million for pain and suffering and the remainder in punitive damages. In February 2016, we entered into a settlement agreement with the plaintiff for approximately $7.3 million, including approximately $3.0 million which our liability insurer has agreed to reimburse us. We believe our liability insurer may be financially responsible for more than $3.0 million and we are seeking additional payments from our liability insurer; however, we cannot predict the outcome of any future negotiations or litigation with our liability insurer. As a result, we have recorded an approximately $4.2 million charge for the year ended December 31, 2015, which is included in other senior living operating expenses in our consolidated statements of operations.

From time to time we are engaged in other litigation in the ordinary course of our business. We do not believe any of the litigation which is currently pending is likely to have a materially adverse impact on our ability to continue in business.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange, or the NYSE (symbol: FVE). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE:

	High	Low
2014
First Quarter	$6.09	$4.71
Second Quarter	5.35	4.59
Third Quarter	5.21	3.23
Fourth Quarter	4.67	3.68

2015
First Quarter	$4.45	$3.37
Second Quarter	5.07	3.91
Third Quarter	4.96	2.74
Fourth Quarter	3.98	3.02

The closing price of our common shares on the NYSE on March 1, 2016 was $2.52 per share.

As of March 1, 2016, there were approximately 2,200 stockholders of record of our common shares.

We have never paid or declared any cash dividends on our common shares. At present, we intend to retain our future earnings, if any, to fund our operations and the growth of our business. Furthermore, our credit agreement restricts our payment of cash dividends on our common shares, unless certain requirements are met. Our future decisions concerning the payment of dividends on our common shares will depend upon our results of operations, financial condition, and capital expenditure and investment plans, as well as other factors as our Board of Directors, in its discretion, may consider relevant, and the extent to which the declaration or payment of dividends may be limited by agreements we have entered or cause us to lose the benefits of certain of our agreements.

In 2015, employees and officers of us and certain employees of RMR LLC who were recipients of share awards were permitted to elect to have us withhold the number of their then vesting common shares with a fair market value sufficient to fund the minimum required tax withholding obligations with respect to their vesting share awards in satisfaction of those tax withholding obligations. In December 2015, we acquired through this share withholding process 26,404 common shares with an aggregate value of approximately $91,000.

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

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Operating data:
Total revenues	$1,365,410	$1,328,075	$1,296,787	$1,207,806	$1,060,602
Net (loss) income from continuing operations	(40,759)	(79,350)	3,449	10,590	75,555
Net (loss) income from discontinued operations	(2,324)	(6,056)	(5,789)	11,717	(3,381)
Net (loss) income	(43,083)	(85,406)	(2,340)	22,307	72,174
Basic net (loss) income per share:
(Loss) income from continuing operations	(0.84)	(1.65)	0.07	0.23	1.79
(Loss) income from discontinued operations	(0.05)	(0.13)	(0.12)	0.24	(0.08)
Net (loss) income	(0.89)	(1.78)	(0.05)	0.47	1.71
Diluted net (loss) income per share:
(Loss) income from continuing operations	(0.84)	(1.65)	0.07	0.23	1.70
(Loss) income from discontinued operations	(0.05)	(0.13)	(0.12)	0.23	(0.08)
Net (loss) income	(0.89)	(1.78)	(0.05)	0.46	1.62
Balance sheet data (as of December 31):
Total assets	531,770	534,973	590,183	594,991	600,301
Total long term indebtedness	60,396	49,373	36,461	37,621	75,996
Other long term obligations	43,002	43,426	44,816	43,067	38,039

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL INDUSTRY TRENDS

The senior living industry generally is experiencing growth as a result of demographic factors. According to census data, the population in the United States over age 75 is growing much faster than the general population. A large number of independent and assisted living communities were built in the 1990s. This development activity caused an excess supply of new, high priced communities. Longer than projected fill up periods resulted in low occupancy, price discounting and financial distress for many independent and assisted living operators. Development activity was significantly reduced beginning in the early part of the last decade. In recent years, a significant number of new assisted living communities have been developed, and this increased development activity may continue in the future. We believe that the aging of the United States population and the significant reliance of independent and assisted living services upon revenues from residents’ private resources may enable these types of communities to be profitably operated.

The increasing availability of assisted living communities in the 1990s caused occupancy at many SNFs to decline. This fact, together with restrictions on development of new SNFs by most states and assisted living facilities in some states, has generally caused nursing care to be delivered in older facilities. We believe that many SNFs currently in operation are becoming physically obsolete and that political pressures from an aging population will eventually cause governmental authorities to permit increased new construction.

Beginning in 2007, problems in certain domestic credit markets presaged a global credit crisis that led to a recession in the United States. The recession resulted in aggressive government spending in the United States, significant employee layoffs, reduced availability of credit on reasonable terms in most markets, and lower real estate prices. The weakened economic conditions created by the recession negatively affected our occupancy. While the U.S. economy continued to grow and the housing market continued to improve in 2015,  the recovery to date has been slow and unsteady, and it is unclear whether that growth and improvement will continue or be sustained. Although many of the services we provide are needs driven, some of those needs may be deferred during recessions; for example, relocating to a senior living community may be delayed when sales of houses are delayed. Also, we believe we experience greater pricing pressures from competition during periods when the industry as a whole has lower occupancy as a result of macroeconomic conditions, such as those which occurred during the recent recession. For the past two to three years, low capital costs appear to have encouraged increased senior living development. As the recently developed senior living communities begin operations during the next two years, we expect to have continuing challenges to maintain or increase occupancies at our senior living communities.

OPERATIONS

We earn our senior living revenue primarily by providing housing and services to our senior living residents. During 2015,  approximately 22% of our senior living revenues from continuing operations came from the Medicare and Medicaid programs and approximately 78% of our senior living revenues from continuing operations came from residents’ private resources. We bill all private pay residents in advance for the housing and services to be provided in the following month.

Our material expenses are:

•	Wages and benefits—includes wages and wage related expenses, such as health insurance, workers’ compensation insurance and other benefits for our employees working at our senior living communities.
•	Other senior living operating expenses—includes utilities, housekeeping, dietary, maintenance, marketing, insurance and community level administrative costs at our senior living communities.
•	Rent expense—as of December 31, 2015, we lease 177 senior living communities from SNH and four senior living communities from HCP.
•	General and administrative expenses—principally wage related costs for headquarters and regional staff supporting our communities.
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

We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of third parties independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under FASB, Accounting Standards Codification™, or ASC, Topic 280, and therefore, we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and automobile insurance programs.

ACQUISITION AND INVESTMENT ACTIVITIES

In May 2014, we acquired a senior living community with 116 living units located in Alabama for $19.9 million, including the assumption of $13.9 million of mortgage debt and $0.1 million of net working capital liabilities, but excluding closing costs.

In December 2014, we began managing two senior living communities with a combined 228 living units located in Wisconsin. We manage these communities for SNH’s account pursuant to separate long term management agreements for communities including assisted living units.

In February 2015, SNH acquired a land parcel adjacent to a senior living community we lease from SNH for $0.5 million. We and SNH added this property to the lease for that senior living community and our annual rent payable to SNH increased by $39,200 as a result.

In May 2015, we began managing for SNH’s account 14 senior living communities in four states with a combined 838 living units that SNH acquired at that time pursuant to 14 separate management agreements. The economic terms of these management agreements are substantially similar to our other management agreements with SNH for senior living communities including assisted living units.

Also in May 2015, SNH acquired a senior living community with 40 private pay independent living units located in Georgia.  This senior living community is adjacent to another community that we manage for the account of SNH.  The operations of this community and the community previously managed are now conducted as a single integrated community under one management agreement.

In November 2015, we acquired two independent living communities with 68 and 84 living units, respectively, located in Tennessee for an aggregate purchase price of $26.2 million, excluding closing costs. We funded this acquisition with cash on hand and by assuming approximately $17.3 million of mortgage debt.

During 2015, 2014 and 2013, we made capital expenditures for property, plant and equipment related to our continuing operations, on a net basis after considering the proceeds from sales, of $36.2 million, $24.1 million and $29.1 million, respectively.

During 2015, 2014 and 2013, we received gross proceeds of $10.9 million, $10.9 million and $6.3 million, respectively, in connection with the sale of available for sale securities, and recorded a net realized gain of $0.2 million, a net realized gain of $0.4 million and a net realized loss of $5,000, respectively.

DISPOSITION ACTIVITIES

In April 2013, we sold two SNFs we owned with a combined 271 living units located in Michigan for an aggregate sale price of $8.0 million, including prepayment by the buyer of the then outstanding $7.5 million of HUD mortgage debt encumbering those SNFs.

In June 2013, we decided to offer for sale an assisted living community we own with 32 living units located in Alabama. In 2015, we recorded long lived asset impairment charges of $0.7 million to reduce the carrying value of this real estate to its estimated fair value, less costs to sell. We are continuing to market this community for sale.

In December 2013, we and SNH completed the sale of the real estate and the transfer of operations at two rehabilitation hospitals and 13 out patient clinics affiliated with those rehabilitation hospitals to unrelated third parties. We previously leased the rehabilitation hospitals from SNH and the out patient clinics from others. As a result of this transaction, SNH received proceeds of approximately $90.0 million for the sale of the real estate associated with the rehabilitation hospitals, we retained certain net assets of approximately $9.6 million and our annual rent payable to SNH and others decreased by approximately $11.5 million. In 2013, we recorded losses of $2.2 million relating to closing costs and legal fees associated with this transaction and we incurred $2.6 million of noncash asset impairment charges to reduce the fixed assets we owned which were related to the rehabilitation hospitals to their estimated fair market values.

We and SNH previously agreed that SNH would offer for sale 11 senior living communities we lease from SNH.  We recorded $1.3 million of asset impairment charges during 2013 to reduce the assets we own relating to these 11 communities to their estimated fair market values, less costs to sell. We and SNH have completed the sales of these 11 senior living communities as follows:

•

In August 2013, we and SNH sold a SNF located in Missouri with 112 living units for $2.6 million; as a result of this sale, our annual rent payable to SNH decreased by $0.3 million in accordance with the terms of the applicable lease.

•

In January 2014, we and SNH sold an assisted living community located in Texas with 48 living units for $2.4 million; as a result of this sale, our annual rent payable to SNH decreased by $0.2 million in accordance with the terms of the applicable lease.

•

In June 2014, we and SNH sold two SNFs with a combined 139 living units located in Wisconsin for an aggregate sale price of $4.5 million; as a result of this sale, our annual rent payable to SNH decreased by $0.5 million in accordance with the terms of the applicable lease.

•

In October 2014, we and SNH sold an assisted living community located in Virginia with 55 living units for $2.9 million; as a result of this sale, our annual rent payable to SNH decreased by $0.3 million in accordance with the terms of the applicable lease.

•

Also in October 2014, we and SNH sold an assisted living community and a SNF with a combined 160 living units located in Arizona for an aggregate sale price of $5.9 million; as a result of this sale, our annual rent payable to SNH decreased by $0.6 million in accordance with the terms of the applicable lease.

•

In February 2015, we and SNH sold a vacant assisted living community located in Pennsylvania for $0.3 million; as a result of this sale, our annual rent payable to SNH decreased by approximately $22,500 in accordance with the terms of the applicable lease.

•

In July 2015, we and SNH sold a SNF located in Iowa with 12 living units for $0.2 million; as a result of this sale, our annual rent payable to SNH decreased by $15,500 in accordance with the terms of the applicable lease.

•

In August 2015, we and SNH sold a SNF located in Wisconsin with 39 living units for $0.9 million; as a result of this sale, our annual rent payable to SNH decreased by $0.1 million in accordance with the terms of the applicable lease.

•	In December 2015, we and SNH sold a SNF located in Iowa for $21,000; as a result of this sale, our annual rent payable to SNH decreased by $2,100 in accordance with the terms of the applicable lease.

Key Statistical Data For the Years Ended December 31, 2015 and 2014

The following tables present a summary of our operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
(dollars in thousands, except average monthly rate)	2015	2014	Change	%/bps Change
Senior living revenue	$1,113,971	$1,099,228	$14,743	1.3%
Management fee revenue	10,728	9,765	963	9.9%
Reimbursed costs incurred on behalf of managed communities	240,711	219,082	21,629	9.9%
Total revenue	1,365,410	1,328,075	37,335	2.8%
Senior living wages and benefits	(539,086)	(533,549)	(5,537)	(1.0)%
Other senior living operating expenses	(293,501)	(292,457)	(1,044)	(0.4)%
Costs incurred on behalf of managed communities	(240,711)	(219,082)	(21,629)	(9.9)%
Rent expense	(199,075)	(197,359)	(1,716)	(0.9)%
General and administrative expenses	(70,757)	(72,385)	1,628	2.2%
Depreciation and amortization expense	(33,815)	(31,834)	(1,981)	(6.2)%
Goodwill impairment	(25,344)	—	(25,344)	(100.0)%
Long lived asset impairment	(145)	(589)	444	75.4%
Interest, dividend and other income	982	867	115	13.3%
Interest and other expense	(4,927)	(5,131)	204	4.0%
Gain on early extinguishment of debt	692	—	692	100.0%
Gain on sale of available for sale securities	160	392	(232)	(59.2)%
Provision for income taxes	(662)	(56,385)	55,723	98.8%
Equity in earnings of an investee	20	87	(67)	(77.0)%
Loss from continuing operations	$(40,759)	$(79,350)	$38,591	48.6%

Total number of communities (end of period):
Owned and leased communities(1)	214	212	2	0.9%
Managed communities	60	46	14	30.4%
Number of total communities(1)	274	258	16	6.2%

Total number of living units (end of period):
Owned and leased living units (1)	23,227	23,101	126	0.5%
Managed living units	8,190	7,278	912	12.5%
Number of total living units (1)	31,417	30,379	1,038	3.4%

Owned and leased communities (1):
Occupancy %	85.2%	86.0%	n/a	(80)	bps
Average monthly rate(2)	$4,590	$4,516	$74	1.6%
Percent of senior living revenue from Medicaid	11.2%	10.9%	n/a	30	bps
Percent of senior living revenue from Medicare	11.1%	11.9%	n/a	(80)	bps
Percent of senior living revenue from private and other sources	77.7%	77.2%	n/a	50	bps

(1)	Excludes those senior living communities we have classified as discontinued operations.
(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2014):

	Year Ended December 31,
(dollars in thousands, except average monthly rate)	2015	2014	Change	%/bps Change
Senior living revenue	$1,108,218	$1,095,917	$12,301	1.1%
Management fee revenue	9,757	9,249	508	5.5%
Senior living wages and benefits	(536,943)	(532,256)	(4,687)	(0.9)%
Other senior living operating expenses	(291,809)	(291,656)	(153)	(0.1)%

Total number of communities (end of period):
Owned and leased communities(1)	211	211	n/a	—
Managed communities	44	44	n/a	—
Number of total communities(1)	255	255	n/a	—

Total number of living units (end of period):
Owned and leased living units (1)(2)	22,961	22,948	13	0.1%
Managed living units(2)	7,079	7,051	28	0.4%
Number of total living units (1)(2)	30,040	29,999	41	0.1%

Owned and leased communities (1):
Occupancy %(2)	85.1%	86.0%	n/a	(90)	bps
Average monthly rate(3)	$4,596	$4,519	$77	1.7%
Percent of senior living revenue from Medicaid	11.2%	10.9%	n/a	30	bps
Percent of senior living revenue from Medicare	11.2%	11.9%	n/a	(70)	bps
Percent of senior living revenue from private and other sources	77.6%	77.2%	n/a	40	bps

(1)	Excludes those senior living communities we have classified as discontinued operations.
(2)

Excludes 38 living units in one senior living community that was temporarily closed for a major renovation during part of 2014. Includes certain other living units added or removed at the comparable communities.

(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Our senior living revenue increased by 1.3% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in average monthly rates to private pay residents and a $4.3 million revenue reserve recorded in the 2014 period in connection with the compliance related assessment at one of our SNFs, partially offset by a decrease in occupancy and a $2.4 million increase in the revenue reserve recorded in connection with the compliance related assessment at one of our SNFs in the 2015 period.

Our management fee revenue and reimbursed costs at our managed communities each increased 9.9% during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in the number of managed communities from 46 to 60 and an increase in average monthly rates to private pay residents, partially offset by a decrease in occupancy at our comparable managed communities.

Our senior living wages and benefits increased by 1.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to wage rate increases during the 2015 period.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 0.4% during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a $4.2 million charge in connection with the settlement of the Arizona litigation and increased professional fees and other costs we incurred in connection with the compliance related assessment at one of our SNFs compared to the 2014 period. These charges to our other senior living operating expenses were partially offset by decreased costs related to our professional and general liability insurance programs, a decrease in pharmacy related expenses and favorable adjustments to bad debt expense as a result of improved receivable collections.

Our rent expense increased by 0.9% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to additional rent related to senior living community capital improvements purchased by SNH since January 1, 2014 pursuant to our leases with SNH, partially offset by rent reductions as a result of the sale during 2014 and 2015 of certain properties that we leased from SNH.

General and administrative expenses decreased by 2.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to decreased audit and public company related costs in the 2015 period, partially offset by an increase in wages for certain specialized personnel, including information technology, accounting and tax, recruiting costs, separation payments for our former chief financial officer, business management and other professional fees.

Our depreciation and amortization expense increased by 6.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to capital expenditures (net of our sales of capital improvements to SNH), the acquisitions of one senior living community in May 2014 and two senior living communities November 2015, and depreciation costs related to the purchase of furniture and fixtures for our owned senior living communities.

We recorded a noncash charge for goodwill impairment of $25.3 million for the year ended December 31, 2015 to write down the goodwill in our senior living reporting unit to its implied fair value. For more information related to this noncash charge for goodwill impairment, see Note 4 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

We recorded noncash impairment charges to certain of our long lived assets of $0.1 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively.  We recorded these charges in connection with our analysis of certain long lived assets in continuing operations to reduce the carrying values to their estimated fair values.

Our interest, dividend and other income increased by 13.3% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to higher investable balances.

Our interest and other expense decreased by 4.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to our prepayment of a mortgage during the second quarter of 2015 and decreased deferred financing fees relating to our credit facility we amortize as interest expense, partially offset by the assumption of a mortgage in connection with our acquisition of a senior living community in the second quarter of 2014.

Gain on available for sale securities represents our realized gain on investments sold.

For the year ended December 31, 2015, we recognized income tax expense from continuing operations of $0.7 million, of which $1.0 million represents current state tax expense that is payable without regard to our tax loss carry forwards. The decrease in our provision for income taxes compared to the year ended December 31, 2014 is a result of  establishing a full valuation allowance against our net deferred tax assets in 2014. See Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information. We did not recognize any income tax expense or benefit from our discontinued operations during 2015. As of December 31, 2015, our federal net operating losses, which begin expiring in 2026 if unused, were approximately $125.5 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $19.4 million.

Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Discontinued operations:

We recorded a loss from discontinued operations of $2.3 million for the year ended December 31, 2015 compared to a loss from discontinued operations of  $6.1 million for the year ended December 31, 2014. The losses in both periods were primarily due to losses incurred at SNFs and assisted living communities that we have sold or expect to sell. The loss for the year ended December 31, 2014 also included income tax expense of $0.1 million that we recognized in that period related to our discontinued operations.

Key Statistical Data For the Years Ended December 31, 2014 and 2013

The following tables present a summary of our operations for the years ended December 31, 2014 and 2013:

(dollars in thousands, except average monthly rate)	Year Ended December 31,
	2014	2013	Change	%/bps Change
Senior living revenue	$1,099,228	$1,077,062	$22,166	2.1%
Management fee revenue	9,765	9,234	531	5.8%
Reimbursed costs incurred on behalf of managed communities	219,082	210,491	8,591	4.1%
Total revenue	1,328,075	1,296,787	31,288	2.4%
Senior living wages and benefits	(533,549)	(525,733)	(7,816)	(1.5)%
Other senior living operating expenses	(292,457)	(265,945)	(26,512)	(10.0)%
Costs incurred on behalf of managed communities	(219,082)	(210,491)	(8,591)	(4.1)%
Rent expense	(197,359)	(193,820)	(3,539)	(1.8)%
General and administrative expenses	(72,385)	(63,509)	(8,876)	(14.0)%
Depreciation and amortization expense	(31,834)	(27,022)	(4,812)	(17.8)%
Long lived asset impairment	(589)	(186)	(403)	(216.7)%
Interest, dividend and other income	867	781	86	11.0%
Interest and other expense	(5,131)	(5,227)	96	1.8%
Loss on early extinguishment of debt	—	(599)	599	100.0%
Gain (loss) on sale of available for sale securities	392	(5)	397	7,940.0%
Provision for income taxes	(56,385)	(1,916)	(54,469)	(2,842.8)%
Equity in earnings of Affiliates Insurance Company	87	334	(247)	(74.0)%
(Loss) income from continuing operations	$(79,350)	$3,449	$(82,799)	(2,400.7)%

Total number of communities (end of period):
Owned and leased communities(1)	212	211	1	0.5%
Managed communities	46	44	2	4.5%
Number of total communities(1)	258	255	3	1.2%

Total number of living units (end of period):
Owned and leased living units (1)	23,101	22,986	115	0.5%
Managed living units	7,278	7,051	227	3.2%
Number of total living units (1)	30,379	30,037	342	1.1%

Owned and leased communities (1):
Occupancy %	86.0%	85.9%	n/a	10	bps
Average monthly rate(2)	$4,516	$4,433	$83	1.9%
Percent of senior living revenue from Medicaid	10.9%	10.9%	n/a	—	bps
Percent of senior living revenue from Medicare	11.9%	12.5%	n/a	(60)	bps
Percent of senior living revenue from private and other sources	77.2%	76.6%	n/a	60	bps

(1)	Excludes those senior living communities we have classified as discontinued operations.
(2)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2013):

	Year Ended December 31,
(dollars in thousands, except average monthly rate)	2014	2013	Change	%/bps Change
Senior living revenue	$1,095,917	$1,077,062	$18,855	1.8%
Management fee revenue	9,249	9,234	15	0.2%
Senior living wages and benefits	(532,256)	(525,733)	(6,523)	(1.2)%
Other senior living operating expenses	(291,656)	(265,945)	(25,711)	(9.7)%

Total number of communities (end of period):
Owned and leased communities (1)	211	211	n/a	—
Managed communities	39	39	n/a	—
Number of total communities(1)	250	250	n/a	—

Total number of living units (end of period):
Owned and leased living units (1)(2)	22,948	22,948	—	—
Managed living units	6,678	6,678	—	—
Number of total living units (1)(2)	29,626	29,626	—	—

Owned and leased communities (1):
Occupancy %(2)	86.0%	85.9%	n/a	10	bps
Average monthly rate(3)	$4,519	$4,433	$86	1.9%
Percent of senior living revenue from Medicaid	10.9%	10.9%	n/a	—	bps
Percent of senior living revenue from Medicare	11.9%	12.5%	n/a	(60)	bps
Percent of senior living revenue from private and other sources	77.2%	76.6%	n/a	60	bps

(1)	Excludes those senior living communities we have classified as discontinued operations.
(2)	Excludes 38 living units in one senior living community that was temporarily closed for a major renovation during part of 2013 and 2014.
(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Our senior living revenue increased by 2.1% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in average monthly rates to private pay residents and a modest increase in occupancy, partially offset by a $4.3 million revenue reserve recorded in the 2014 period in connection with the compliance related assessment at one of our SNFs.

Our management fee revenue and reimbursed costs at our managed communities increased 5.8% and 4.1%, respectively, for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to an increase during the 2014 period in the number of managed communities from 44 to 46, as well as the senior living communities we began managing during the year ended December 31, 2013 being reflected for the full 2014 period and increases in our management fee revenues and reimbursed costs at our comparable managed communities resulting primarily from increases in occupancy.

Our senior living wages and benefits increased by 1.5% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to increased employee health insurance costs.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 10.0% due to increased professional fees  and estimated penalties and other costs we incurred or then expected to incur in connection with the compliance related assessment at one of our SNFs, increased charges related to outsourcing certain of our housekeeping services, increased reserves and claims paid relating to our professional and general liability insurance program and increased utility and maintenance costs due to severe weather conditions experienced during the first quarter of 2014.

Our rent expense increased by 1.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2014 pursuant to our leases with SNH.

General and administrative expenses increased by 14.0% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to costs incurred in connection with the restatement of certain of our previously issued financial statements and the delayed issuance of our 2013 and 2014 financial statements.

Our depreciation and amortization expense increased by 17.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned communities.

Impairment of long lived assets increased for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to larger impairment charges recognized for 2014 than 2013 to reduce the carrying values of certain of our long lived assets in continuing operations to their estimated fair values.

Our interest, dividend and other income increased by 11.0% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to increased dividends realized on our investments.

Our interest and other expense decreased by 1.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to our redemption in July 2013 of all of the $24.9 million in principal amount of our former convertible senior notes due 2026, or the Notes, then outstanding and the prepayment by the buyer of two of our SNFs we sold in April 2013 of our then outstanding mortgage debt that encumbered those SNFs, partially offset by increased costs incurred under our credit facility for the year ended December 31, 2014 compared to the year ended December 31, 2013. We recorded a loss on early extinguishment of debt, net of unamortized issuance costs, of $0.6 million related to the redemption of the Notes in 2013.

Gain (loss) on available for sale securities represents our realized gain or loss on investments sold.

For the year ended December 31, 2014, we recognized income tax expense from continuing operations of $56.4 million, of which $0.8 million represents current state tax expense that is payable without regard to our tax loss carry forwards. The increase in our provision for income taxes compared to the year ended December 31, 2013 is a result of our establishing a valuation allowance of $73.3 million against our net deferred tax assets. See Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information. We also recognized in the year ended December 31, 2014 income tax expense from discontinued operations of $0.1 million. As of December 31, 2014, our federal net operating losses, which begin expiring in 2026 if unused, were approximately $112.2 million, and our tax credit carry forward, which begins to expire in 2022 if unused, was approximately $17.2 million.

Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Discontinued operations:

We recorded a loss from discontinued operations for the year ended December 31, 2014 of $6.1 million compared to loss a loss from discontinued operations of $5.8 million for the year ended December 31, 2013. The loss for 2014 was primarily due to losses incurred at assisted living communities and SNFs that we had sold or then expected to sell. Loss from discontinued operations for the year ended December 31, 2013 is primarily due to losses we incurred at assisted living communities, SNFs and our rehabilitation hospital business that we had sold or then expected to sell. The loss for the year ended December 31, 2014 also included income tax expense of $0.1 million that we recognized in that period related to our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had $14.7 million of unrestricted cash and cash equivalents and $99.4 million available to borrow under our revolving credit facility. As of December 31, 2015 we also had $25.0 million available to borrow under an additional secured revolving line of credit; however, the maturity date of that credit facility is March 18, 2016 and we have decided not to renew, refinance or replace this $25.0 million credit facility at this time.  We expect to use the cash flow from our operations, our cash balances, borrowings under our credit facility and proceeds from our sales to SNH of qualified capital improvements we may make to properties that we lease from SNH for increased rent pursuant to our leases with SNH to fund our operations, debt funding obligations, investments in and maintenance of our properties, future property acquisitions and other general business purposes. We have also in the past assumed mortgage debt in connection with certain of our acquisitions and mortgage financed our properties and we may do so in the future. We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter. If, however, our occupancies continue to decline, the nongovernment rates we receive for our services decline, government reimbursement rates are reduced and we are unable to generate positive cash flow for an extended period, or for other reasons, we expect that we would explore alternatives to fund our operations. Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our credit facility, engaging in sale leaseback transactions of our owned communities, mortgage financing our owned communities that are not subject to existing mortgages and issuing new debt or equity securities.

Assets and Liabilities

At December 31, 2015, we had cash and cash equivalents of $14.7 million compared to $21.0 million at December 31, 2014. Our total current assets at December 31, 2015 were $112.1 million compared to $121.8 million at December 31, 2014. The decrease in our total current assets at December 31, 2015 compared to December 31, 2014 primarily resulted from a decrease in our cash and cash equivalents as described in the paragraph below. Our current and long term liabilities were $243.9 million and $103.4 million, respectively, at December 31, 2015 compared to $215.4 million and $92.8 million, respectively, at December 31, 2014. The increase in our total current liabilities results from increases in borrowings under our credit facility, an increase in the current portion of our estimated workers’ compensation and professional and general liabilities, including the $4.2 million charge we recorded in connection with the settlement of the Arizona litigation, and increases in certain of our payables due to timing differences. These increases were partially offset by lower accrued compensation and benefits and amounts due to related persons. The increase in our total long term liabilities was primarily due to the assumption of a mortgage in connection with our acquisition of a senior living community in the fourth quarter of 2015, partially offset by our prepayment of a previously outstanding mortgage in the second quarter of 2015.

We had cash flows from operating activities of $40.5 million for the year ended December 31, 2015 compared to $22.3 million for the year ended December 31, 2014. Acquisitions of property and equipment, on a net basis after considering the proceeds from sales of such assets to SNH, were $36.2 million and $24.1 million for the years ended December 31, 2015 and 2014, respectively. We had cash flows provided by (used in) financing activities of $8.6 million and $(2.0) million for the years ended December 31, 2015 and 2014, respectively. The improvement in cash flows provided by our operating activities was primarily due to increased average monthly rates to private pay residents and improved operating expense controls.  These improvements were offset by increased capital expenditures to develop and upgrade certain of our owned assets as well as the acquisition of two senior living communities in 2015. In addition, our proceeds from the sale of property and equipment to SNH decreased by $4.5 million from the 2014 period primarily due to the timing of certain projects at our communities leased from SNH. The increase in our capital investing activities was partially offset by increases in proceeds from borrowings under our credit facility.

Available for Sale Securities

We routinely evaluate our available for sale investments to determine if they have been impaired. If the fair value of an investment is less than its book or carrying value and we expect that situation to continue for more than a temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our available for sale investments by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer, and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings. We did not record an impairment charge for the years ended December 31, 2015, 2014 or 2013 for our available for sale securities.

Litigation Settlement

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us.  The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death.  In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19.2 million, which consisted of $2.5 million for pain and suffering and the remainder in punitive damages.  In February 2016, we entered into a settlement agreement with the plaintiff for approximately $7.3 million, including approximately $3.0 million which our liability insurer has agreed to reimburse us. We believe our liability insurer may be financially responsible for more than $3.0 million and we are seeking additional payments from our liability insurer; however, we cannot predict the outcome of any future negotiations or litigation with our liability insurer. As a result, we have recorded an approximately $4.2 million charge for the year ended December 31, 2015, which is included in other senior living operating expenses in our consolidated statements of operations.

Our Leases and Management Agreements with SNH

As of December 31, 2015, we leased 177 senior living communities from SNH under four leases. Our total annual rent payable to SNH as of December 31, 2015 was $192.3 million, excluding percentage rent based on increases in gross revenues at certain properties. Our total rent expense under all of our leases with SNH, net of lease inducement amortization, was $196.3 million, $195.5 million and $202.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, which included approximately $5.7 million, $5.8 million and $5.1 million in percentage rent paid to SNH for the years ended December 31, 2015, 2014 and 2013, respectively

Upon our request, SNH may purchase capital improvements made at the properties we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us and we are not obligated to sell them to SNH. During the year ended December 31, 2015, we sold to SNH $21.3 million of capital improvements made at the properties we lease from SNH and these purchases resulted in our annual rent being increased by approximately $1.7 million.

We have entered into several management agreements, pooling agreements and lease amendments with SNH and its affiliates. For more information regarding these activities and our leases and management agreements with SNH, see Note 15 to our Consolidated Financial Statements for the year ended December 31, 2015, in Part IV, Item 15 in this Annual Report on Form 10-K, which is incorporated herein by reference.

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent pursuant to our leases with SNH) and principal and interest payments on our debt.

During the past several years, weak economic conditions throughout the country have negatively affected many businesses both in and outside of our industry. These conditions have resulted in, among other things, a decrease in our communities’ occupancy, and it is unclear when these conditions may materially improve. Although many of the services that we provide are needs-driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of current economic circumstances. In recent years, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services. For the past two to three years, low capital costs appear to have encouraged increased senior living development. As the recently developed senior living communities begin operations during the next two years, we expect to have continuing challenges to maintain or increase occupancies at our senior living communities..

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 22%, 23% and 23% of our consolidated revenues from continuing operations from these programs for each of the years ended December 31, 2015, 2014 and 2013, respectively.

Our net Medicare revenues from services to senior living community residents from continuing operations totaled $122.0 million,  $129.2 million and $132.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $122.8 million, $118.5 million and $116.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

On July 30, 2015, CMS adopted a final rule updating Medicare payments to SNFs for federal fiscal year 2016, which CMS estimated would increase payments to SNFs by an aggregate of 1.2%, or approximately $430 million, compared to federal fiscal year 2015. MACRA limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs we may incur for services to our residents whose services are paid for by Medicare.

The Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by 2.0% through 2023. In 2014 and 2015, Congress approved two additional one year extensions of Medicare sequestration, through 2025. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. The automatic 2.0% payment cuts took effect on April 1, 2013, and had an adverse effect on our operations and financial results during 2014 and 2015. Recent legislation appears to have modified some aspects of the sequestration process, but at this time it is unclear what impact this legislation may have on Medicare payments we receive. Any future reductions in Medicare payment rates could be material and adverse to our financial results of operations.  Furthermore, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, incrementally reduced the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual eligible beneficiaries, this rule has a substantial negative effect on SNFs, including some that we operate. The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013 and going forward.

The federal government is seeking to slow the growth of Medicare and Medicaid payments for SNF services by several methods. In 2006, the government implemented limits on Medicare payments for outpatient therapies and then, pursuant to the DRA, created an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. On April 1, 2014, PAMA extended the Medicare outpatient therapy cap exception process through March 31, 2015, further postponing the implementation of firm limits on Medicare payments for outpatient therapies. In April 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 31, 2015 through December 31, 2017, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. MACRA also repealed the SGR formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 1, 2015, and replaced the SGR formula with a different reimbursement methodology.

Additionally, PAMA established a SNF value-based purchasing program, under which HHS will assess SNFs based on hospital readmissions and make these assessments available to the public by October 1, 2017. Under PAMA, beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on a designated hospital readmissions measure. To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting on October 1, 2018 and then redistribute between 50% and 70% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure.

In October 2014, President Obama signed into law the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data. Beginning in federal fiscal year 2018, SNFs that fail to timely comply with the reporting requirements will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year.

Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.

In July 2015, CMS released a proposed rule to comprehensively update the requirements for long term care facilities that participate in Medicare and Medicaid, such as our SNFs. The proposed rule would institute a broad range of new requirements, some of which stem from statutory modifications under the ACA and the IMPACT Act. These proposals, if finalized, would increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, such as our SNFs.

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations. Similarly, we are unable to predict the impact on us of the insurance changes, payment changes, and healthcare delivery systems changes contained in and to be developed pursuant to the ACA. If the changes implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to residents, our future financial results could be materially and adversely affected.

For further information regarding government regulation and their possible impact on us and our business, revenues and operations, see “Business—Government Regulation and Reimbursement” in Part I, Item 1 above.

Insurance

Increases over time in the costs of insurance, especially professional liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase re‑insurance for claims in excess of the self insurance amounts. These increased costs may continue in the future. We, RMR LLC and other companies to which RMR LLC provides management services are the shareholders of an insurance company which has designed and reinsured in part a combined property insurance program in which we and the other shareholders participate. For more information about our existing insurance see “Business—Insurance” in Part I, Item 1 above.

Discontinued Operations

We have reclassified our consolidated balance sheets and our consolidated statements of operations for all periods presented in our financial statements to show the financial position and results of operations of our rehabilitation hospitals and the senior living communities that have been sold during the periods presented or are expected to be sold as discontinued operations. Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Revenues	$4,191	$22,051	$151,600
Expenses	(5,818)	(28,028)	(154,578)
Impairment on discontinued assets	(697)	—	(4,153)
(Provision for) benefit from income taxes	—	(79)	3,539
Loss on sale	—	—	(2,197)
Loss from discontinued operations	$(2,324)	$(6,056)	$(5,789)

Contractual Obligations Table

As of December 31, 2015, our contractual obligations from continuing and discontinued operations were as follows (dollars in thousands):

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations(1)
Long term debt obligations(2)	$62,203	$1,807	$16,472	$2,950	$40,974
Projected interest on long term debt obligations(3)	21,390	3,181	5,849	4,825	7,535
Operating lease obligations(4)	2,258,306	194,932	390,022	390,242	1,283,110
Continuing care contracts(5)	4,270	3,003	574	389	304
Accrued self-insurance obligations(6)	37,588	-	27,066	8,050	2,472
Purchase commitments(7)	2,444	1,224	1,220	-	-
Total	$2,386,201	$204,147	$441,203	$406,456	$1,334,395

(1)

In addition to the amounts discussed below, we also have a business management agreement ending on December 31, 2016, subject to extensions, which requires us to pay management fees to RMR LLC.  See Note 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)

Long term debt obligations consist of the amounts due under two Federal National Mortgage Association, or FNMA, mortgages, two Federal Home Loan Mortgage Corporation, or FMCC, mortgages, and one mortgage from a commercial lender.

(3)

Projected interest on long term debt obligations is interest attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or change in interest rates.

(4)

Operating lease obligations consist of the annual lease payments to SNH and HCP through the lease terms ending between 2024 and 2032. These amounts do not include percentage rent that may become payable under certain of these leases.

(5)

Non‑refundable resident continuing care contracts. See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K for further information regarding these contracts.

(6)	Accrued self insurance obligations reflected on our balance sheet are insurance reserves related to workers’ compensation and professional liability insurance.
(7)	Purchase commitments consist of information technology related support and hosting contracts we have with unrelated third party vendors.

Debt Financings and Covenants

As of December 31, 2015, we had no outstanding borrowings under our $25.0 million secured revolving line of credit, $50.0 million of outstanding borrowings under our $150.0 million revolving credit facility and $62.2 million in aggregate principal amount of outstanding mortgage debt. As of December 31, 2015, we believe we were in compliance with all applicable covenants under our debt agreements. Our separate $25.0 million secured revolving line of credit matures in March 2016, and we have decided not to negotiate new financing terms or to replace this credit facility at this time. At December 31, 2015 and March 1, 2016, we had no amounts outstanding under our $25.0 million secured revolving line of credit.

In February 2016, we notified the lenders under our $150.0 million revolving credit facility of our intent to exercise our second one year option to extend the maturity date of that credit facility to April 13, 2017. Subject to the payment of an extension fee and meeting certain other conditions, the maturity date of our credit facility will be extended one year to April 13, 2017. There can be no assurance that we will be successful in renewing, refinancing or replacing our $150.0 million revolving credit facility when it expires and any such renewal, refinancing or replacement may be on terms less favorable to us than the current terms. For more information regarding our debt financings and covenants, including terms governing such debt financings and their maturities, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K, which is incorporated herein by reference.

Off Balance Sheet Arrangements

We have pledged certain of our assets, including accounts receivable, with a carrying value, as of December 31, 2015, of $14.8 million arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA. As of December 31, 2015, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, RMR Inc. and others related to them. SNH is our former parent company, our largest shareholder, our largest landlord and the owner of senior living communities that we manage; RMR LLC provides management services to both us and to SNH and employs our President and Chief Executive Officer and our Treasurer and Chief Financial Officer; RMR Inc. is the managing member of RMR LLC; one of our Managing Directors is an owner of ABP Trust, which is the controlling shareholder of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: D&R Yonkers LLC, which is owned by SNH’s president and chief operating officer and our Treasurer and Chief Financial Officer and for which we provide management services; and AIC, which is owned 14.3% by each of us, SNH, ABP Trust and four other companies to which RMR LLC provides management services. We and the other six shareholders of AIC participate in a combined property insurance program arranged and reinsured in part by AIC. A majority of our Independent Directors also serve as independent directors or independent trustees of other companies managed by RMR LLC and we lease our headquarters building from an affiliate of RMR LLC.

For further information about these and other such relationships and related person transactions, please see Note 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed within 120 days after the close of the fiscal year ended December 31, 2015.  For more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements” and Part I, Item I, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related parties, including our leases, forms of management agreements and related pooling agreements with SNH, our management agreement with D&R Yonkers LLC, our business management agreement with RMR LLC, our headquarters lease with an affiliate of RMR LLC and our shareholders agreement with AIC and its six other shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Critical Accounting Policies

Our critical accounting policies concern revenue recognition, our assessments of the net realizable value of our accounts receivable and contractual allowances, reserves related to our self insurance programs, our valuations of our goodwill, other intangibles and long lived assets and our judgments and estimates concerning our provisions for income taxes.

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

We evaluate the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more frequently, if events or changes in circumstances indicate that goodwill may be impaired. We evaluate goodwill for impairment at the reporting unit level; our reporting units are equivalent to our two operating segments. All of our goodwill is located in our senior living reporting unit.  Goodwill impairment is evaluated using a two-step analysis.  In step one of the goodwill impairment test, or Step 1, the carrying value of a reporting unit is compared to its estimated fair value. We estimate the fair value of the senior living reporting unit using a weighting of fair values derived from the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated using discounted cash flows that incorporate management’s assumptions for the reporting unit’s future revenue growth, operating margins and a discount rate.  The discount rate is based on a weighted average cost of capital, which represents the implied rate of return that our management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. Under the market approach, the fair value of a reporting unit is calculated based on earnings multiples derived from comparable publicly traded companies with similar operating and financial characteristics as our reporting unit.

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

If the results of the Step 1 analysis indicate that the carrying value of the senior living reporting unit exceeds its estimated fair value, then step two of the goodwill impairment test, or Step 2, is performed. In Step 2, the fair value of a reporting unit is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit had been acquired in a business combination. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

As part of our annual assessment of goodwill impairment during the fourth quarter of 2014, we concluded that the fair value of our senior living reporting unit exceeded its carrying value by approximately 13%, and therefore our goodwill was not impaired.  As part of the preparation of our 2015 first and second quarter financial statements, we determined that no events or changes in circumstances had occurred which indicated goodwill was more likely than not impaired. As part of the preparation of our 2015 third quarter financial statements, we determined that, as a result of the significant decline in our stock price subsequent to the announcement of our financial and operating results for the 2015 second quarter and the overall decline in values of other comparable publicly traded senior living operating companies, potential indicators of impairment existed and an interim assessment of goodwill for impairment should be undertaken. The results of the Step 1 analysis indicated that the carrying value of the senior living reporting unit exceeded its estimated fair value.  Accordingly, we performed a Step 2 analysis.  As a result of our Step 2 analysis, the goodwill in our senior living reporting unit was determined to have an implied fair value of zero, and therefore we recorded a noncash charge for goodwill impairment of $25.3 million for the year ended December 31, 2015, which is included in the goodwill impairment line item in our consolidated statements of operations in Part IV, Item 15 of this Annual Report on Form 10-K, and which amount represents the then full balance of our goodwill included in our continuing operations immediately prior to recording the charge. We also recorded additional goodwill impairment of approximately $63,000, which is included in the loss from discontinued operations line item in our consolidated statements of operations in Part IV, Item 15 of this Annual Report on Form 10-K. These noncash charges for goodwill impairment do not impact our compliance with existing debt covenants or our borrowing capacity under our credit facilities.

We review the carrying value of intangibles and long lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate. This process requires that estimates be made and if we misjudge or estimate incorrectly this could have a material effect on our financial statements. As a result of our intangibles and long lived assets, excluding goodwill, impairment review, we recorded $0.1 million, $0.6 million and $0.2 million of impairment charges to our intangibles and long lived assets, excluding goodwill, related to our continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively.

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

As of December 31, 2014, we established a valuation allowance against our deferred tax assets. The decision to establish the valuation allowance was due to our assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important aspect of objective negative evidence evaluated was the significant losses incurred over the two-year period ending December 31, 2014 and, as a result of those losses, we expected to be, and it turned out were, in a cumulative loss position for the three-year period ending December 31, 2015. This objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of our deferred tax assets. For these reasons, we concluded that a full valuation allowance is required and have maintained a full valuation allowance as of December 31, 2015.

Some of our judgments and estimates are based upon published industry statistics and in some cases third party professionals. Any misjudgments or incorrect estimates affecting our critical accounting policies could have a material effect on our financial statements.

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

Seasonality

Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, SNF and assisted living residents are sometimes discharged to join family celebrations and relocations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among SNF and assisted living residents which can result in increased costs or discharges to hospitals. As a result of these factors, SNF and assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lower earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flow to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

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

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own or lease. We mitigate these risks by owning and leasing a geographically diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

At December 31, 2015, our outstanding fixed rate debt consisted of the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Payments Due
Mortgages	$14,461	6.47%	$936	2018	Monthly
Mortgages	18,185	6.64%	1,207	2023	Monthly
Mortgages	18,222	5.75%	1,048	2025	Monthly
Mortgages	2,576	6.36%	164	2028	Monthly
Mortgages	8,759	6.20%	543	2032	Monthly
	$62,203		$3,898

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

Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest costs would increase or decrease by approximately $0.6 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2015, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would increase or decrease the fair value of those obligations by approximately $3.2 million and $2.9 million, respectively.

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

At December 31, 2015, our floating rate debt consisted of $50.0 million outstanding under our $150.0 million credit facility. In February 2016, we notified the lenders under our credit facility of our intent to exercise our second one year option to extend the maturity date of our credit facility to April 13, 2017. Subject to the payment of an extension fee and meeting certain other conditions, the maturity date of our credit facility will be extended one year to April 13, 2017. At December 31, 2015, we also had a $25.0 million secured revolving line of credit that matures in March 2016, and we have decided not to negotiate new financing terms or to replace this credit facility. At December 31, 2015 and March 1, 2016, we had no amounts outstanding under our $25.0 million secured revolving line of credit. No principal repayments are required under our credit facilities prior to maturity, and prepayments may be made, and redrawn, subject to conditions, at any time without penalty. Borrowings under our credit facilities are in U.S. dollars and interest is required to be paid at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. In addition, upon renewal or refinancing of our credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of debt outstanding under our credit facility but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2015 (dollars in thousands):

	Impact of Increase in Interest Rates
	Weighted			Annual Per
	Average		Total Interest	Common
	Interest Rate	Outstanding	Expense Per	Share
	Per Year	Debt	Year	Impact(1)
At December 31, 2015	2.86%	$50,000	$1,430	$0.03
100 basis point increase	3.86%	$50,000	$1,930	$0.04

(1)Based on the diluted weighted average shares outstanding for the year ended December 31, 2015.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2015 if we were fully drawn on our credit facilities (dollars in thousands):

	Impact of Increase in Interest Rates
	Weighted			Annual Per
	Average		Total Interest	Common
	Interest Rate	Outstanding	Expense Per	Share
	Per Year	Debt	Year	Impact(1)
At December 31, 2015	2.86%	$174,370	$4,987	$0.10
100 basis point increase	3.86%	$174,370	$6,731	$0.14

(1)	Based on the diluted weighted average shares outstanding for the year ended December 31, 2015.

The foregoing table shows the impact of an immediate increase in the interest rates on our credit facilities. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under our credit facilities.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a‑15 and 15d‑15. Based upon that evaluation, our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, we determined that we had material weaknesses in our internal controls due to a lack of sufficient personnel with requisite accounting competencies and that we had an insufficient level of oversight in the financial statement close process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

During 2014 and 2015, we engaged in remedial measures designed to address these material weaknesses. In the fourth quarter of 2015, we completed the testing of the design and operating effectiveness of the new procedures and controls. As a result, our management concluded that, as of December 31, 2015, we had remediated the previously reported material weaknesses.

We implemented the following changes in our internal control over financial reporting during 2014 and 2015 that contributed to the remediation of the previously reported material weaknesses:

•

we restructured our accounting and tax functions, specifically filling a new senior level accounting position, splitting the controller function into two positions, and hiring additional personnel who are qualified as certified public accountants to further enhance the review and improve the timeliness over our accounting close process and financial reporting;

•	we continued improving the quality and timing of our accounting close process and financial reporting to allow for an increase in time for review;

•	we provided enhanced training for employees regarding our accounting policies and procedures; and

•	we engaged consultants, as necessary, to supplement our existing accounting staff and to provide additional layers of review by qualified persons.

Except as noted in the preceding paragraph, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework  (2013 framework). Based on this assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective.

RSM US LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We may grant options and common shares to our officers, Directors, employees and other individuals who render services to us under our Share Award Plan. In addition, each of our Directors received 10,000 shares in 2015 under the Share Award Plan as part of his or her annual compensation for serving as a Director. The terms of grants made under the Share Award Plan are determined by the Board of Directors, or a committee thereof, at the time of the grant. The following table is as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—Share Award Plan	None	None	4,013,240(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	4,013,240(1)

(1)	Consists of shares available for issuance pursuant to the terms of the Share Award Plan. Share awards that are forfeited will be added to the shares available for issuance under the Share Award Plan.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)Index to Financial Statements

Page
Consolidated Financial Statements of Five Star Quality Care, Inc.
Reports of Independent Registered Public Accounting Firms	F‑1 / F‑3
Consolidated Balance Sheets at December 31, 2015 and 2014	F‑4
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	F‑5
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013	F‑6
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013	F‑7
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F‑8
Notes to Consolidated Financial Statements	F‑9

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

3.2

Articles Supplementary, as corrected by Certificate of Correction, dated March 19, 2004. (Incorporated by reference to the Company’s registration statement on Form 8‑A dated March 19, 2004 and the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2004, respectively, File No. 001‑16817.)

3.3	Articles Supplementary, dated April 16, 2014. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated April 16, 2014.)
3.4

Amended and Restated Bylaws of the Company, adopted February 14, 2012, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014.)

4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
10.1	2001 Stock Option and Stock Incentive Plan of the Company, as amended.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 25, 2006, File No. 001‑16817.)
10.2	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)
10.3	Five Star Quality Care, Inc. 2014 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2014.)
10.4	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
10.5	Representative form of Indemnification Agreement.(+) (Filed herewith.)
10.6	Summary of Director Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 8, 2015.)
10.7

Credit Agreement, dated as of April 13, 2012, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated April 13, 2012.)

10.8

Transaction Agreement, dated December 7, 2001, among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust, the Company, certain subsidiaries of the Company, FSQ, Inc., Hospitality Properties Trust, Equity Commonwealth (f/k/a HRPT Properties Trust) and The RMR Group LLC (f/k/a Reit Management & Research LLC). (Incorporated by reference to Senior Housing Properties Trust’s Current Report on Form 8‑K dated December 13, 2001, File No. 001‑15319.)

10.9

Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.10

Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009, File No. 001-16817.)

10.11

Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009, File No. 001-16817.)

10.12

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009, File No. 001-16817.)

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

10.18

Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)

10.19

Partial Termination of and Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of January 22, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)

10.20

Partial Termination of and Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

10.21

Partial Termination of and Twelfth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 31, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

10.22

Partial Termination of and Thirteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of February 17, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

10.23

Partial Termination of and Fourteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.24

Partial Termination of and Fifteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 29, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Filed herewith.)

10.25

Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.26

Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.27

Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009, File No. 001-16817.)

10.28

Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010.)

10.29

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

10.31

Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

10.32

Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 19, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated September 19, 2013.)

10.33

Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 1, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.34

Partial Termination of and Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 20, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

10.35

Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.36

Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.37

First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009, File No. 001-16817.)

10.38

Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 8, 2011.)

10.39

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011.)

10.40

Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

10.41

Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated July 10, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

10.42

Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of certain subsidiaries of Senior Housing Properties Trust, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.43

Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No.001-16817.)

10.44

Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.45

Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑ Q for the quarter ended September 30, 2012.)

10.46

Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by the Company, as Guarantor, for the benefit of SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, relating to the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.47

Representative form of Subordination, Assignment and Security Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.48

Lease Realignment Agreement, dated as of August 4, 2009, among Senior Housing Properties Trust and certain of its subsidiaries and the Company and certain of its subsidiaries. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.49

Registration Rights Agreement, dated as of August 4, 2009, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.50

Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, the Company, Hospitality Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, ABP Trust (f/k/a Reit Management & Research Trust), Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.)

10.51

Amended and Restated Business Management and Shared Services Agreement, dated as of March 16, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

10.52

Amended and Restated Pooling Agreement No. 1, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust, amending and restating the Pooling Agreement, dated as of May 12, 2011, between such parties. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

10.53

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

10.55

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

10.56

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

10.57

Letter Agreement, dated December 14, 2015, between the Company, The RMR Group LLC and Paul V. Hoagland.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 14, 2015.)

10.58	Consulting Agreement, dated December 14, 2015, between the Company and Paul V. Hoagland.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 14, 2015.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of RSM US LLP. (Filed herewith.)
23.2	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	Rule 13a‑14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a‑14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)

99.1

Amended and Restated Security Agreement (Lease No. 1), dated as of August 4, 2009, among Five Star Quality Care Trust, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

99.2

Amended and Restated Subtenant Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

99.3

Amended and Restated Subtenant Security Agreement (Lease No. 1), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

99.4

Amended and Restated Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

99.5

Amended and Restated Subtenant Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

99.6

Amended and Restated Subtenant Security Agreement (Lease No. 2), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

99.7

Amended and Restated Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Tenant, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

99.8

Amended and Restated Subtenant Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, each a Subtenant Guarantor, for the benefit of the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

99.9

Amended and Restated Subtenant Security Agreement (Lease No. 4), dated as of August 4, 2009, made by certain subsidiaries of the Company, as Subtenants, and the Landlord under the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

99.10

Amendment to Subtenant Security Agreement, dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010.)

99.11

Master Lease Agreement, dated as of September 1, 2008, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care‑RMI, LLC, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008, File No. 001‑16817.)

99.12

Guaranty Agreement, dated as of September 1, 2008, made by the Company for the benefit of certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008, File No. 001‑16817.)

99.13	Lease Agreement, dated as of May 12, 2011, between 400 Centre Street LLC and the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 13, 2011.)
99.14

First Amendment to Lease, dated as of December 23, 2014, between 400 Centre Street LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

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

99.19

Amended and Restated Reimbursement Agreement, dated May 1, 2012, among The RMR Group LLC, TravelCenters of America LLC and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.)

99.20

Representative form of AL Management Agreement, dated March 30, 2015, between FVE Managers, Inc., as Manager, and SNH AL AIMO Tenant, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

99.21

Amendment to AL Management Agreements, dated July 10, 2014, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

99.22

Villa Valencia Agreement, dated July 10, 2014, between SNH SE Tenant Inc. and certain other subsidiaries of Senior Housing Properties Trust and FVE Managers, Inc. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

99.23

Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

99.24

Representative form of IL Management Agreement, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2011.)

99.25

Amendment to IL Management Agreements, dated July 10, 2014, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

99.26

Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

99.27

First Amendment to Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

99.28

FedEx Pricing Agreement, dated June 17, 2015, among the Company, TA Operating LLC, Sonesta International Hotels Corporation and The RMR Group LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

101.1

The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

________________________

(+)  Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Five Star Quality Care, Inc.

We have audited the accompanying consolidated balance sheets of Five Star Quality Care, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Star Quality Care, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2016 expressed an unqualified opinion on the effectiveness of Five Star Quality Care, Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Boston, Massachusetts

March 2, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Five Star Quality Care, Inc.

        We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Five Star Quality Care, Inc. operations and its cash flows for the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
September 17, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Five Star Quality Care, Inc.

We have audited Five Star Quality Care, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Five Star Quality Care, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Five Star Quality Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Five Star Quality Care, Inc. and our report dated March 2, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Boston, Massachusetts

March 2, 2016

 FIVE STAR QUALITY CARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$14,672	$20,988
Accounts receivable, net of allowance of $3,592 and $3,416 at December 31, 2015 and 2014, respectively	37,829	38,814
Due from related persons	9,731	12,641
Prepaid expenses	9,456	16,463
Investments in available for sale securities, of which $11,471 and $8,352 are restricted as of December 31, 2015 and 2014, respectively	26,417	23,436
Restricted cash	3,301	2,945
Other current assets	9,682	5,031
Assets of discontinued operations	981	1,463
Total current assets	112,069	121,781

Property and equipment, net	383,858	357,186
Equity investment of an investee	6,827	6,827
Restricted cash	2,821	2,170
Restricted investments in available for sale securities	23,166	19,835
Goodwill and other intangible assets	1,934	25,904
Other long term assets	1,095	1,270
	$531,770	$534,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facilities	$50,000	$35,000
Accounts payable and accrued expenses	93,205	85,606
Accrued compensation and benefits	32,127	34,171
Due to related persons	17,870	20,338
Mortgage notes payable	1,807	1,786
Accrued real estate taxes	12,207	11,282
Security deposits and current portion of continuing care contracts	6,129	7,235
Other current liabilities	30,399	19,470
Liabilities of discontinued operations	176	504
Total current liabilities	243,920	215,392

Long term liabilities:
Mortgage notes payable	60,396	49,373
Continuing care contracts	1,267	1,370
Accrued self insurance obligations	37,588	37,268
Other long term liabilities	4,147	4,788
Total long term liabilities	103,398	92,799

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 49,476,611 and 48,997,315 shares issued and outstanding at December 31, 2015 and 2014, respectively	494	490
Additional paid in capital	358,665	357,051
Accumulated deficit	(177,622)	(134,449)
Accumulated other comprehensive income	2,915	3,690
Total shareholders’ equity	184,452	226,782
	$531,770	$534,973

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2015	2014	2013
Revenues:
Senior living revenue	$1,113,971	$1,099,228	$1,077,062
Management fee revenue	10,728	9,765	9,234
Reimbursed costs incurred on behalf of managed communities	240,711	219,082	210,491
Total revenues	1,365,410	1,328,075	1,296,787

Operating expenses:
Senior living wages and benefits	539,086	533,549	525,733
Other senior living operating expenses	293,501	292,457	265,945
Costs incurred on behalf of managed communities	240,711	219,082	210,491
Rent expense	199,075	197,359	193,820
General and administrative	70,757	72,385	63,509
Depreciation and amortization	33,815	31,834	27,022
Goodwill impairment	25,344	—	—
Long lived asset impairment	145	589	186
Total operating expenses	1,402,434	1,347,255	1,286,706

Operating (loss) income	(37,024)	(19,180)	10,081

Interest, dividend and other income	982	867	781
Interest and other expense	(4,927)	(5,131)	(5,227)
Gain (loss) on early extinguishment of debt	692	—	(599)
Gain (loss) on sale of available for sale securities reclassified from other comprehensive (loss) income	160	392	(5)

(Loss) income from continuing operations before income taxes and equity in earnings of an investee	(40,117)	(23,052)	5,031
Provision for income taxes	(662)	(56,385)	(1,916)
Equity in earnings of an investee	20	87	334
(Loss) income from continuing operations	(40,759)	(79,350)	3,449
Loss from discontinued operations	(2,324)	(6,056)	(5,789)

Net loss	$(43,083)	$(85,406)	$(2,340)

Weighted average shares outstanding—basic	48,406	48,028	48,277

Weighted average shares outstanding—diluted	48,406	48,028	49,263

Basic and diluted (loss) income per share from:
Continuing operations	$(0.84)	$(1.65)	$0.07
Discontinued operations	(0.05)	(0.13)	(0.12)
Net loss per share—basic and diluted	$(0.89)	$(1.78)	$(0.05)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the year ended December 31,
	2015	2014	2013
Net loss	$(43,083)	$(85,406)	$(2,340)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments in available for sale securities, net of tax of $0, $151, and $138, respectively	(595)	612	4
Equity in unrealized (loss) gain of an investee, net of tax	(20)	2	(51)
Realized (gain) loss on investments in available for sale securities reclassified and included in net loss, net of tax of $0, $150, and $3, respectively	(160)	(242)	2
Other comprehensive (loss) income	(775)	372	(45)
Comprehensive loss	$(43,858)	$(85,034)	$(2,385)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other
	Number of	Common	Paid in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance at December 31, 2012	48,234,022	$482	$354,164	$(46,656)	$3,363	$311,353
Comprehensive loss:
Net loss	—	—	—	(2,340)	—	(2,340)
Unrealized gain on investments in available for sale securities, net of tax	—	—	—	—	4	4
Realized loss on investments in available for sale securities reclassified and included in net loss, net of tax	—	—	—	—	2	2
Equity in unrealized loss of an investee, net of tax	—	—	—	—	(51)	(51)
Total comprehensive loss	—	—	—	(2,340)	(45)	(2,385)
Grants under share award plan and share based compensation	385,400	4	1,406	—	—	1,410
Repurchases under share award plan	(5,980)	—	—	—	—	—
Balance at December 31, 2013	48,613,442	$486	$355,570	$(48,996)	$3,318	$310,378
Comprehensive loss:
Net loss	—	—	—	(85,406)	—	(85,406)
Unrealized gain on investments in available for sale securities, net of tax	—	—	—	—	612	612
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax	—	—	—	—	(242)	(242)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	2	2
Total comprehensive loss	—	—	—	(85,406)	372	(85,034)
Grants under share award plan and share based compensation	403,050	4	1,481	—	—	1,485
Repurchases under share award plan	(19,177)	—	—	(47)	—	(47)
Balance at December 31, 2014	48,997,315	$490	$357,051	$(134,449)	$3,690	$226,782
Comprehensive loss:
Net loss	—	—	—	(43,083)	—	(43,083)
Unrealized loss on investments in available for sale securities, net of tax	—	—	—	—	(595)	(595)
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax	—	—	—	—	(160)	(160)
Equity in unrealized loss of an investee, net of tax	—	—	—	—	(20)	(20)
Total comprehensive loss	—	—	—	(43,083)	(775)	(43,858)
Grants under share award plan and share based compensation	521,900	4	1,614	—	—	1,618
Repurchases and forfeitures under share award plan	(42,604)	—	—	(90)	—	(90)
Balance at December 31, 2015	49,476,611	$494	$358,665	$(177,622)	$2,915	$184,452

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(43,083)	$(85,406)	$(2,340)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	33,672	33,470	28,109
(Gain) loss on early extinguishment of debt	(742)	—	599
Loss from discontinued operations before income tax	2,324	5,977	9,327
(Gain) loss on sale of available for sale securities	(160)	(392)	5
Loss on disposal of property and equipment	102	—	—
Goodwill impairment	25,344	—	—
Long lived asset impairment	145	589	186
Equity in earnings of an investee	(20)	(87)	(334)
Stock-based compensation	1,618	1,485	1,410
Deferred income taxes	—	55,334	(2,793)
Provision for losses on receivables	4,646	4,777	6,412
Changes in assets and liabilities:
Accounts receivable	(3,661)	(6,651)	(4,147)
Prepaid expenses and other assets	2,391	(279)	2,334
Accounts payable and accrued expenses	8,582	13,387	(2,565)
Accrued compensation and benefits	(2,044)	2,283	(3,414)
Due from (to) related persons, net	809	(1,601)	(1,074)
Other current and long term liabilities	10,617	(549)	4,062
Cash provided by operating activities	40,540	22,337	35,777

Cash flows from investing activities:
(Increase) decrease in restricted cash and investment accounts, net	(737)	13,683	(84)
Acquisition of property and equipment	(57,480)	(49,916)	(53,766)
Acquisition of senior living communities, net of liabilities assumed	(9,200)	(5,926)	—
Purchases of intangible assets	(191)	—	—
Purchases of available for sale securities	(17,870)	(22,431)	(13,974)
Investment in an investee	—	(825)	—
Proceeds from sale of property and equipment to Senior Housing Properties Trust	21,323	25,804	24,641
Proceeds from sale of available for sale securities	10,857	10,876	6,285
Cash used in investing activities	(53,298)	(28,735)	(36,898)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	40,000	20,000	85,000
Repayments of borrowings on credit facilities	(25,000)	(20,000)	(50,000)
Purchase and retirement of convertible senior notes	—	—	(24,872)
Repayments of mortgage notes payable	(5,998)	(1,979)	(1,093)
Payment of deferred financing fees	(300)	—	—
Payment of employee tax obligations on withheld shares	(90)	(47)	—
Cash provided by (used in) financing activities	8,612	(2,026)	9,035

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(2,151)	5,519	(7,000)
Net cash (used in) provided by investing activities	(19)	265	5,610
Net cash used in financing activities	—	—	(7,534)
Net cash flows (used in) provided by discontinued operations	(2,170)	5,784	(8,924)

Change in cash and cash equivalents	(6,316)	(2,640)	(1,010)
Cash and cash equivalents at beginning of period	20,988	23,628	24,638
Cash and cash equivalents at end of period	$14,672	$20,988	$23,628

Supplemental cash flow information:
Cash paid for interest	$4,078	$3,557	$3,361
Cash paid for income taxes, net	$658	$1,179	$1,884

Noncash activities:
Real estate acquisition	$(18,254)	$(15,518)	$—
Assumption of mortgage note payable	$18,254	$15,518	$—

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

1. Organization and Business

We are a corporation formed in 2001 under the laws of the State of Maryland. We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2015, we operated 274 senior living communities located in 32 states with 31,417 living units, including 243 primarily independent and assisted living communities with 28,610 living units and 31 SNFs with 2,807 living units. As of December 31, 2015, we own and operate 33 communities (3,215 living units), we lease and operate 181 communities (20,012 living units) and we manage 60 communities (8,190 living units). Our 274 senior living communities, as of December 31, 2015, included 10,749 independent living apartments, 15,503 assisted living suites and 5,165 skilled nursing beds. The foregoing numbers exclude one assisted living community with 32 living units that we own which is being offered for sale and is classified as a discontinued operation.

2. Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include our accounts and those of all of our consolidated subsidiaries. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

Use of Estimates.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Some significant estimates are included in our revenue recognition, self insurance reserves, the allowance for doubtful accounts, goodwill and other long lived assets and contractual allowances.

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

Equity Method Investments.  As of December 31, 2015, we and six other shareholders each owned approximately 14.3% of the outstanding equity of Affiliates Insurance Company, or AIC. Although we owned less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Directors are also directors of AIC. Under the equity method, we recorded our percentage share of net earnings from AIC in our consolidated statements of operations. If we determine there is an “other than temporary impairment” in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. As of December 31, 2015, we have invested $6,034 in AIC.

Investment Securities.  Investment securities that are held principally for resale in the near term are classified as “trading” and are carried at fair value with changes in fair value recorded in earnings. We did not hold any trading securities at December 31, 2015 or 2014.

Securities not classified as “trading” are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and “other than temporary impairment” losses recorded in our consolidated statements of operations. Realized gains and losses on all available for sale securities are recognized based on specific identification. Our available for sale investments at December 31, 2015 and 2014 consisted primarily of debt and equity securities. Restricted investments are kept as security for obligations arising from our self insurance programs. At December 31, 2015, these investments had a fair value of $49,583 and an unrealized holding gain of $1,543. At December 31, 2014, these investments had a fair value of $43,271 and an unrealized holding gain of $2,298.

In 2015, 2014 and 2013, our available for sale securities generated interest and dividend income of $912,  $788 and $693, respectively, which is included in interest, dividend and other income in our consolidated statements of operations.

The following table summarizes the fair value and gross unrealized losses related to our “available for sale” securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ending:

December 31, 2015
	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Investments	$14,436	$238	$1,986	$332	$16,422	$570

December 31, 2014
	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Investments	$7,761	$97	$1,797	$60	$9,558	$157

We routinely evaluate our available for sale investments to determine if they have been impaired. If the fair value of an investment is less than its book or carrying value and we expect that situation to continue for a more than temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our available for sale investments by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the investment during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings. We did not record such an impairment charge for the years ended December 31, 2015, 2014 and 2013.

Restricted Cash.  Restricted cash as of December 31, 2015 and 2014 includes cash that we deposited as security for obligations arising from our self insurance programs and other amounts for which we are required to establish escrows, including: real estate taxes and capital expenditures as required by our mortgages and certain resident security deposits.

	2015		2014
	Current	Long term	Current	Long term
Insurance reserves	$1,397	$2,821	$913	$2,170
Real estate taxes and capital expenditures as required by our mortgages	1,279	—	1,376	—
Resident security deposits	625	—	656	—
Total	$3,301	$2,821	$2,945	$2,170

Accounts Receivable and Allowance for Doubtful Accounts.  We record accounts receivable at their estimated net realizable value. Included in accounts receivable as of December 31, 2015 and 2014 are amounts due from the Medicare program of $9,607 and $12,409, respectively, and amounts due from various state Medicaid programs of $12,692 and $11,384, respectively.

We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents’ or third party payers’ stated intent to pay, the payers’ financial capacity to pay and other factors which may include likelihood and cost of litigation. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material. Our

SNFs record their provision for doubtful accounts as a reduction of revenue, and during 2015, 2014 and 2013, we recorded a provision for doubtful accounts of $1,963,  $1,321 and $2,005, respectively. Allowance for doubtful accounts consists of the following:

Balance January 1, 2013	$2,792
Provision for doubtful accounts	6,412
Write-offs	(4,923)
Balance December 31, 2013	4,281
Provision for doubtful accounts	4,777
Write-offs	(5,642)
Balance December 31, 2014	3,416
Provision for doubtful accounts	4,646
Write-offs	(4,470)
Balance December 31, 2015	$3,592

Deferred Finance Costs.  We capitalize issuance costs related to borrowings and amortize the deferred costs over the terms of the respective loans. Our unamortized balance of deferred finance costs was $100 and $373 at December 31, 2015 and 2014, respectively. Accumulated amortization related to deferred finance costs was $380 and $3,414 at December 31, 2015 and 2014, respectively. At December 31, 2015, the weighted average amortization period remaining is less than one year. The amortization expense to be incurred during 2016 as of December 31, 2015 is approximately $90.

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

Goodwill and Other Intangible Assets.  Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We evaluate the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more frequently, if events or changes in circumstances indicate that goodwill may be impaired. If our review indicates that the carrying amount of goodwill exceeds its fair value, we reduce the carrying amount of goodwill to fair value. We evaluate goodwill for impairment at the reporting unit level, which we determined to be the operating segments we operate, by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches with its carrying value. The key assumptions used in the discounted cash flow analysis include future revenue growth, gross margins and our weighted average cost of capital. We select a growth rate based on our view of the growth prospect of each of our reporting units. If the carrying value of the reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of the potential impairment loss.

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

Legal Proceedings and Claims.  We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or ASC, Topic 450, Contingencies. Under FASB ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

Self Insurance.  We self insure up to certain limits for workers’ compensation, professional liability claims, automobile claims and property losses. Claims in excess of these limits are insured up to contractual limits, over which we are self insured. We fully self insure all health related claims for our covered employees. Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material. Our total self insurance reserves were $64,966 and $59,333 as of the year ended December 31, 2015 and 2014, respectively, and are included in accrued compensation and benefits, other current liabilities and accrued self insurance obligations in our consolidated balance sheets.

Continuing Care Contracts.  Residents at one of our communities may enter into continuing care contracts with us. We offer two forms of continuing care contracts to new residents at this community. One form of contract provides that 10% of the resident admission fee becomes non‑refundable upon occupancy, and the remaining 90% becomes non‑refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months. The second form of contract provides that 30% of the resident admission fee is non‑refundable upon occupancy and 70% is refundable. Three other forms of continuing care contracts are in effect for existing residents but are not offered to new residents. One historical form of contract provides that the resident admission fee is 10% non‑refundable upon occupancy and 90% refundable. A second historical form of contract provides that the resident admission fee is 100% refundable. A third historical form of contract provides that the resident admission fee is 1% refundable and 99% non‑refundable upon admission. In each case, we amortize the non‑refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay refunds of our admission fees when residents relocate from our communities. We report the refundable amount of these admission fees as current liabilities and the non‑refundable amount as deferred revenue, a portion of which is classified as a current liability. The balance of refundable admission fees as of December 31, 2015 and 2014 were $2,709 and $3,425, respectively.

Leases.  On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a capital lease or an operating lease. None of our leases have met any of the criteria to be classified as a capital lease under FASB ASC Topic 840, Leases, and, therefore, we have accounted for all of our leases as operating leases.

Taxes.  FASB ASC Topic 740, Income Taxes, prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized. At December 31, 2015, our tax returns filed for the 2011 through 2014 tax years are subject to examination by taxing authorities.

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

Fair Value of Financial Instruments.  Our financial instruments are limited to cash and cash equivalents, accounts receivable, available for sale securities, accounts payable and mortgage notes payable. Except for our mortgage debt, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2015 and 2014. We estimate the fair values of our mortgage debt using market quotes when available, discounted cash flow analysis and current prevailing interest rates.

Revenue Recognition.  We derive our revenues primarily from services to residents at our senior living communities and we record revenues when services are provided. We receive payment from governments or other third party payers for some of our services. We derived approximately 22%,  23% and 23% of our senior living revenues in 2015, 2014 and 2013, respectively, from payments under Medicare and Medicaid programs. Revenues under some of these programs are subject to audit and retroactive adjustment.

Medicare revenues from continuing operations at our senior living communities totaled $122,018,  $129,212 and $132,751 during 2015, 2014 and 2013, respectively. Medicaid revenues from continuing operations at our senior living communities totaled $122,821,  $118,536 and $116,220 during 2015, 2014 and 2013, respectively.

Some of our senior living communities require new private pay residents to pay community fees. Substantially all community fees received are non‑refundable and are recorded initially as deferred revenue and are included in other current liabilities in our consolidated balance sheets. The deferred amounts are amortized over the life of the contract.

One-time Employee Termination Benefits.  FASB ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 420, specifies the criteria for recognizing a one-time employee termination benefit arrangement. In December 2015, we entered into a letter agreement with our former Treasurer and Chief Financial Officer in connection with the termination of his employment. Pursuant to that letter agreement, we agreed to pay severance in the amount of $604 beginning in February 2016 through December 2017 with no future services required after the termination date, which was December 31, 2015. Our arrangement with our former Treasurer and Chief Financial Officer meets the criteria in ASC Topic 420, and as a result we recorded the full severance amount of $604 in the year ended December 31, 2015, which is in included in general and administrative expenses in our consolidated statements of operations.

In accordance with the letter agreement, our Compensation Committee of our Board of Directors also awarded our former Treasurer and Chief Financial Officer a stock grant of 35,000 common shares and agreed to accelerate the vesting of his unvested common shares including those awarded in prior years. In accordance with FASB ASC Topic 718, Stock Compensation, we recorded noncash stock compensation expense of approximately $234 in the year ended December 31, 2015, which is in included in general and administrative expenses in our consolidated statements of operations.

Reclassifications.  We have made reclassifications to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on net income or shareholders’ equity.

Recently Issued Accounting Pronouncements. In April 2015, the FASB issued Accounting Standards Update, or ASU, 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. In August 2015, the FASB clarified the previous ASU and issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015 and require retrospective application. Debt issuance costs related to line of credit arrangements will remain classified as assets in accordance with ASU No. 2015-15. The implementation of these updates is not expected to have a material impact on our consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a consolidated balance sheet rather than the current presentation of separating deferred tax assets and liabilities into current and noncurrent amounts. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively for all periods presented. We have early adopted this ASU using prospective application. Since we have recognized a full deferred tax valuation allowance since 2014 and our deferred tax assets and liabilities net to zero, the implementation of this ASU will not have a material impact on our consolidated financial statements if and until we no longer recognize a deferred tax valuation allowance, and then, only if that results in a material change.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. We are currently evaluating this ASU. We expect the implementation of this ASU will affect certain equity investments available for sale that we hold. Historically, changes in fair value of these investments were recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for us on January 1, 2019, with early adoption permitted. We are currently in the process of assessing the impact of this ASU on our consolidated financial statements.

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

3. Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2015	2014
Land	$25,410	$24,172
Buildings and improvements	338,522	308,779
Furniture, fixtures and equipment	165,497	136,839
Property and equipment, at cost	529,429	469,790
Accumulated depreciation	(145,571)	(112,604)
Property and equipment, net	$383,858	$357,186

We recorded depreciation expense relating to our property and equipment of $33,129,  $29,434 and $25,871 for the years ended December 31, 2015, 2014 and 2013, respectively.

We review the carrying value of long lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate. As a result of our long lived assets impairment review, excluding goodwill, we recorded $145,  $589 and $186 of impairment charges to our long lived assets in continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively. The fair values of the impaired assets were $319,  $478 and $137 as of December 31 2015, 2014 and 2013, respectively, and are considered to be a Level 3 fair value measurement.

As of December 31, 2014, we had assets of $7,799 included in our property and equipment that we subsequently sold during the year ended December 31, 2015 to SNH for increased rent pursuant to the terms of our leases with SNH. As of December 31, 2015, we had $8,289 of assets included in our property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent; however, we are not obligated to make these sales and SNH is not obligated to fund such amounts.

4. Goodwill and Other Intangible Assets

The goodwill and other intangible assets balance is made up of management agreements, trademarks, resident agreements, liquor licenses and goodwill that we acquired in connection with our purchase of various senior living communities in current and previous years. The changes in the carrying amount of goodwill from December 31, 2014 to December 31, 2015 are as follows:

	Continuing Operations			Discontinued Operations
	Gross Goodwill	Impairments	Net Goodwill	Gross Goodwill	Impairments	Net Goodwill
December 31, 2014	$25,344	$—	$25,344	$209	$(146)	$63
Impairments	—	(25,344)	(25,344)	—	(63)	(63)
December 31, 2015	$25,344	$(25,344)	$—	$209	$(209)	$—

Goodwill.  As required by generally accepted accounting principles in the United States, or GAAP, we evaluate the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We evaluate goodwill for impairment at the reporting unit level; our reporting units are equivalent to our two operating segments. All of our goodwill was included in our senior living reporting unit. As part of our annual assessment of goodwill impairment during the fourth quarter of 2014, we concluded that the fair value of our senior living reporting unit exceeded its carrying value by approximately 13%, and therefore our goodwill was not impaired.  As part of the preparation of our 2015 first and second quarter financial statements, we determined that no events or changes in circumstances had occurred which indicated goodwill was more likely than not impaired. As part of the preparation of our 2015 third quarter financial statements, we determined that, as a result of the significant decline in our stock price subsequent to the announcement of our financial and operating results for the 2015 second quarter and the overall decline in values of other comparable publicly traded senior living operating companies, potential indicators of impairment existed and an interim assessment of goodwill for impairment should be undertaken.

In step one of the goodwill impairment test, or Step 1, the carrying value of a reporting unit is compared to its estimated fair value. We estimated the fair value of the senior living reporting unit using a weighting of fair values derived from the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated using discounted cash flows that incorporate management’s assumptions for the reporting unit’s future revenue growth, operating margins and a discount rate. The discount rate is based on a weighted average cost of capital, which represents the implied rate of return that our management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed. Under the market approach, the fair value of a reporting unit is calculated based on earnings multiples derived from comparable publicly traded companies with similar operating and financial characteristics as our reporting unit. The results of the Step 1 analysis indicated that the carrying value of the senior living reporting unit exceeded its estimated fair value. Accordingly, we performed step two of the goodwill impairment test, or Step 2.

In Step 2, the fair value of a reporting unit is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit had been acquired in a business combination. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference. As a result of our Step 2 analysis, the goodwill in our senior living reporting unit was determined to have an implied fair value of zero, and therefore we recorded a noncash charge for goodwill impairment of $25,344 for the year ended December 31, 2015, which is included in the goodwill impairment line item in our consolidated statements of operations, and which amount represents the then full balance of our goodwill included in our continuing operations immediately prior to recording the charge. We also recorded additional goodwill impairment of $63, which is included in the loss from discontinued operations line item in our consolidated statements of operations. These noncash charges for goodwill impairment do not impact our compliance with existing debt covenants or our borrowing capacity under our credit facilities.

Intangible assets.  We amortize definite lived intangible assets using the straight line method over the useful lives of the assets which have identifiable useful lives commencing on the date of acquisition. Total amortization expense for amortizable intangible assets for the years ended December 31, 2015, 2014 and 2013 was $726,  $2,440 and $1,172, respectively. At December 31, 2015, the weighted average amortization period remaining for these intangible assets is approximately one year. Amortization expense is estimated to be approximately $1,579 in 2016, $84 in 2017, and $80 in 2018.

The changes in the carrying amount of our other intangible assets for the years ended December 31, 2015 and 2014 are as follows:

	December 31, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Indefinite lived intangible assets	191	—	191	—	—	—
Definite lived intangible assets	2,469	(726)	1,743	3,000	(2,440)	560
	2,660	(726)	1,934	3,000	(2,440)	560

5. Income Taxes

Significant components of our deferred tax assets and liabilities at December 31, 2015 and 2014, were as follows:

	2015	2014
Current deferred tax assets:
Continuing care contracts	$—	$124
Allowance for doubtful accounts	—	1,467
Deferred gains on sale lease back transactions	—	1,525
Insurance reserves	—	1,226
Tax credits	—	30
Tax loss carry forwards	—	610
Other	—	2,794
Total current deferred tax assets before valuation allowance	—	7,776
Valuation allowance:	—	(6,528)
Total current deferred tax assets	—	1,248
Non-current deferred tax assets:
Continuing care contracts	621	565
Allowance for doubtful accounts	1,448	—
Deferred gains on sale lease back transactions	2,236	579
Insurance reserves	4,303	2,773
Tax credits	19,426	17,160
Tax loss carry forwards	61,911	56,479
Impairment of securities	371	377
Depreciable assets	975	3,954
Goodwill	6,699	—
Other	4,272	800
Total non-current deferred tax assets before valuation allowance	102,262	82,687
Valuation allowance:	(90,726)	(70,392)
Total non-current deferred tax assets	11,536	12,295
Current deferred tax liabilities:
Employee stock grants	—	(75)
Non-current deferred tax liabilities:
Lease expense	(10,531)	(11,414)
Goodwill	—	(977)
Employee stock grants	(88)	—
Identifiable intangibles/other liabilities	(917)	(1,292)
Total non-current deferred tax liabilities	(11,536)	(13,683)
Net deferred tax asset (liabilities)	$—	$(215)

As of December 31, 2015, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2026 if unused, were approximately $125,533, and our tax credit carry forwards, which begin expiring in 2022 if unused, were approximately $19,426. We have an additional $427 of federal net operating loss carry forwards not reflected in the deferred taxes table above, that are attributable to unvested stock grants which will be recorded as an increase to additional paid in capital once they are realized in accordance with FASB ASC Topic 718. Our net operating loss carry forwards and tax credit carry forwards are subject to audit and adjustments by the Internal Revenue Service.

Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important piece of objective negative evidence evaluated was the significant losses incurred over the two-year period ending December 31, 2014 and that, as a result of those losses, we expected to be, and it turned out were, in a cumulative loss position for the three-year period ending December 31, 2015. This objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence beyond our projections of future income to support the realizability of our deferred tax assets. Accordingly, on the basis of that assessment, as of December 31, 2014, we determined it was more likely than not that our net deferred tax assets would not be realized and concluded that a full valuation allowance was required. We recorded increases to our valuation allowance totaling $13,805 during the year ended December 31, 2015. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

The changes in our valuation allowance for deferred tax assets were as follows:

		Amounts
	Balance at	Charged/	Amounts	Amounts
	Beginning of	(Credited) To	Charged Off,	Charged to	Balance at
	Period	Expense	Net of Recoveries	Equity	End of Period
Year Ended December 31, 2013	$2,188	$1,415	$—	$—	$3,603
Year Ended December 31, 2014	$3,603	$73,470	$—	$(152)	$76,921
Year Ended December 31, 2015	$76,921	$13,491	$—	$314	$90,726

For the year ended December 31, 2015, we recognized a provision for income taxes from continuing operations of $662, of which $1,018 represents current state tax expense that is payable without regard to our tax loss carry forwards. We did not recognize any income tax expense or benefit from our discontinued operations during 2015.

The provision for income taxes from continuing operations is as follows:

	Years Ended December 31,
	2015	2014	2013
Current tax provision:
State	$1,018	$848	$1,141
Total current tax provision	1,018	848	1,141
Deferred tax (benefit) provision:
Federal	114	43,040	(1,042)
State	(470)	12,497	1,817
Total deferred tax provision	(356)	55,537	775
Total tax provision	$662	$56,385	$1,916

The principal reasons for the difference between our effective tax rate on continuing operations and the U.S. federal statutory income tax rate are as follows:

	For the years ended December 31,
	2015	2014	2013
Taxes at statutory U.S. federal income tax rate	(35.0)%	(35.0)%	35.0%
State and local income taxes, net of federal tax benefit	1.0%	(6.5)%	35.9%
Tax credits	(3.4)%	(5.4)%	(42.1)%
Change in valuation allowance	32.7%	287.5%	2.6%
Nondeductible meals and entertainment	0.2%	0.5%	1.7%
Nondeductible penalties	1.3%	4.0%	1.7%
Dividend received deduction	(0.2)%	(0.3)%	(1.1)%
Executive compensation	0.2%	0.3%	1.6%
Stock-based compensation	0.2%	0.2%	0.6%
Goodwill	4.1%	—%	—%
Other differences, net	0.5%	0.3%	(0.2)%
Effective tax rate	1.6%	245.6%	35.7%

We utilize a two‑step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2015, 2014 and 2013:

	For the years ended December 31,
	2015	2014	2013
Unrecognized tax benefits at January 1	$1,379	$1,245	$1,086
Decreases for tax positions of prior years	(1,379)	—	—
Additions for tax positions of current year		134	159
Unrecognized tax benefits at December 31	$—	$1,379	$1,245

As of December 31, 2015, there are no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense and such amounts were not material for the years ended December 31, 2015, 2014 and 2013.

6. Earnings Per Share

We calculated EPS for the years ended December 31, 2015, 2014 and 2013 using the weighted average number of common shares outstanding during the periods. Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The effect of our unvested restricted shares for the years ended December 31, 2015, 2014 and 2013 and the effect of our former convertible senior notes due 2026, or the Notes, for the year ended December 31, 2013 were not included in the calculation of diluted EPS because to do so would have been antidilutive.

The following table provides a reconciliation of (loss) income from continuing operations and loss from discontinued operations and the number of common shares used in the calculations of diluted EPS:

	Year Ended December 31,
	2015			2014			2013
	Income		Per	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share	(loss)	Shares	Share
(Loss) income from continuing operations	$(40,759)	48,406	$(0.84)	$(79,350)	48,028	$(1.65)	$3,449	48,277	$0.07
Dilutive effect of the Notes	—	—		—	—		344	986
Dilutive effect of unvested restricted shares	—	—		—	—		—	—
Diluted (loss) income from continuing operations	$(40,759)	48,406	$(0.84)	$(79,350)	48,028	$(1.65)	$3,449	48,277	$0.07
Diluted loss from discontinued operations	$(2,324)	48,406	$(0.05)	$(6,056)	48,028	$(0.13)	$(5,789)	48,277	$(0.12)

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

Recurring Fair Value Measures

The table below presents the assets measured at fair value at December 31, 2015 and 2014 categorized by the level of inputs used in the valuation of each asset.

	As of December 31, 2015
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$5,936	$5,936	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	3,746	3,746	—	—
REIT industry	270	270	—	—
Other	3,807	3,807	—	—
Total equity securities	7,823	7,823	—	—
Debt securities
International bond fund(3)	2,399	—	2,399	—
High yield fund(4)	2,245	—	2,245	—
Industrial bonds	6,007	—	6,007	—
Government bonds	16,612	8,661	7,951	—
Financial bonds	3,157	—	3,157	—
Other	11,340	—	11,340	—
Total debt securities	41,760	8,661	33,099	—
Total available for sale securities	49,583	16,484	33,099	—
Total	$55,519	$22,420	$33,099	$—

	As of December 31, 2014
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$4,632	$4,632	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	4,059	4,059	—	—
REIT industry	330	330	—	—
Other	3,841	3,841	—	—
Total equity securities	8,230	8,230	—	—
Debt securities
International bond fund(3)	2,385	—	2,385	—
High yield fund(4)	2,352	—	2,352	—
Industrial bonds	6,577	—	6,577	—
Government bonds	11,371	5,683	5,688	—
Financial bonds	2,704	—	2,704	—
Other	9,652	—	9,652	—
Total debt securities	35,041	5,683	29,358	—
Total available for sale securities	43,271	13,913	29,358	—
Total	$47,903	$18,545	$29,358	$—

(1)

Cash equivalents, consisting of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported on our balance sheet as cash and cash equivalents and current and long term restricted cash. Cash equivalents include $4,027 and $2,792 of balances that are restricted at December 31, 2015 and 2014, respectively.

(2)

Investments in available for sale securities are reported on our balance sheet as current and long term investments in available for sale securities and are reported at fair value of $26,417 and $23,166, respectively, at December 31, 2015 and $23,436 and $19,835, respectively, at December 31, 2014. Our investments in available for sale securities had amortized costs of $48,040 and $40,974 as of December 31, 2015 and 2014, respectively, had unrealized gains of $2,113 and $2,455 as of December 31, 2015 and 2014, respectively, and had unrealized losses of $570 and $157 as of December 31, 2015 and 2014, respectively. At December 31, 2015, 38 of the securities we hold, with a fair value of $14,436, have been in a loss position for less than 12 months and 16 of the securities we hold, with a fair value of $1,986, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, or we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the years ended December 31, 2015, 2014 and 2013, we received gross proceeds of $10,857,  $10,876 and $6,285, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $188, $478 and $329, respectively, and gross realized losses totaling $28,  $86 and $334, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

(3)

The investment strategy of this fund is to invest principally in fixed income securities issued by non U.S. issuers. The fund invests in such securities or investment vehicles as it considers appropriate to achieve the fund’s investment objective, which is to provide an above average rate of total return while attempting to limit investment risk by investing in a diversified portfolio of U.S. dollar investment grade fixed income securities. There are no unfunded commitments and the investment can be redeemed weekly.

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

During the year ended December 31, 2015, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value. Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the year ended December 31, 2015.

The carrying values of accounts receivable and accounts payable approximate fair value as of December 31, 2015 and December 31, 2014. The carrying value and fair value of our mortgage notes payable were $62,203 and $65,999, respectively, as of December 31, 2015 and $51,159 and $56,099, respectively, as of December 31, 2014, and are categorized in Level 3 of the fair value hierarchy in their entirety. We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Nonrecurring Fair Value Measures

We review the carrying value of long lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Notes 3 and 4 for more information regarding fair value measurements related to impairments of our long lived assets, excluding goodwill.

We evaluate the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.  As part of the preparation of our 2015 third quarter financial statements, we conducted an interim assessment of goodwill which resulted in our recording a noncash charge for goodwill impairment of $25,344.  Goodwill was valued primarily using discounted cash flow models that incorporate assumptions for short and long term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, our current cost structure, and the implied rate of return that our management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed, all of which are considered to be Level 3 fair value measurements. See Note 4 for further information regarding our interim goodwill assessment, the fair value measurements used in this analysis and the noncash charge for goodwill impairment we recorded for the year ended December 31, 2015.

The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets and/or internally developed cash flow models, all of which are considered to be Level 3 fair value measurements.

See Note 11 for discussion of fair value measurements related to acquisitions that occurred during 2015 and 2014.

8. Indebtedness

We have a $150,000 secured revolving credit facility, or our credit facility, that is available for general business purposes, including acquisitions. The maturity date of our credit facility is April 13, 2016. In February 2016, we notified the lenders under our credit facility of our intent to exercise our second one year option to extend the maturity date of our credit facility to April 13, 2017. Subject to the payment of an extension fee and meeting certain other conditions, the maturity date of our credit facility will be extended one year to April 13, 2017. We are required to pay interest at an annual rate of LIBOR plus a premium of 250 basis points, or 2.86% as of December 31, 2015 on borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the credit facility. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. The weighted average annual interest rate for borrowings under our credit facility was 2.93%,  2.76% and 3.05% for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had $50,000 outstanding under our credit facility. We incurred interest expense and other associated costs related to our credit facility of $1,959,  $2,272 and $1,985 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

We also have a $25,000 secured revolving line of credit that matures on March 18, 2016, and we have decided not to negotiate new financing terms or to replace this credit facility at this time. We are required to pay interest at an annual rate of LIBOR plus a premium of 250 basis points, or 2.86% as of December 31, 2015 on borrowings under this credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of our borrowing availability under this credit facility. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. We made no borrowings under this credit facility during the years ended December 31, 2015 or 2014 and, as of December 31, 2015, we had no amounts outstanding under this credit facility. We incurred interest expense and other associated costs related to this credit facility of $192,  $192 and $386 for the years ended December 31, 2015, 2014 and 2013, respectively. We are the borrower under this credit facility and certain of our subsidiaries guarantee our obligations under this credit facility, which is secured by our and our guarantor subsidiaries’ accounts receivable and related collateral. This credit facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, which includes termination of our business management agreement with The RMR Group LLC, or RMR LLC.

The agreements governing our credit facilities contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.

At December 31, 2015, we had seven irrevocable standby letters of credit outstanding totaling $1,296. The seven letters of credit are security for our lease obligation to HCP, Inc., or HCP, to an automobile maintenance company and to a mortgagee of our property encumbered by a Federal National Mortgage Association, or FNMA, insured mortgage. The letters of credit are renewed annually. The maturity dates for these letters of credit range from April 2016 to September 2016. Our obligations under these letters of credit are secured by cash.

In October 2006, we issued $126,500 principal amount of the Notes. Our net proceeds from this issuance were approximately $122,600. The Notes required interest at an annual rate of 3.75% and were convertible into our common shares at any time. The conversion rate, which was subject to adjustment, was 76.9231 common shares per $1 principal amount of the Notes, which represented a conversion price of $13 per share. The Notes were guaranteed by certain of our wholly owned subsidiaries. The Notes were scheduled to mature on October 15, 2026. We were entitled to prepay the Notes at any time and the holders were entitled to require us to purchase all or a portion of these Notes on each of October 15, 2013, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest. We periodically repurchased Notes in open market transactions or in privately negotiated transactions. On July 8, 2013, we redeemed all of the $24,872 principal amount of the Notes then outstanding at a redemption price equal to the principal amount, plus accrued and unpaid interest. We recorded a loss on early extinguishment of debt, net of unamortized issuance costs, of $599. We funded these purchases principally with available cash and borrowings under our credit facility. Interest expense and other associated costs related to the Notes was $511 for the year ended December 31, 2013.

At December 31, 2015, five of our senior living communities were encumbered by mortgages with an aggregate outstanding principal balance of $62,203: (1) two of our communities were encumbered by FNMA mortgages, (2) two of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgages and (3) one of our communities was encumbered by a mortgage from a commercial lender. These mortgages contain standard mortgage covenants. We recorded a mortgage premium in connection with our assumption of certain of these mortgages as part of our acquisitions of the encumbered communities in order to record the assumed mortgages at their estimated fair value. We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgages. The weighted average annual interest rate on these five mortgages was 6.27% as of December 31, 2015. Payments of principal and interest are due monthly under these mortgages until maturities at varying dates ranging from June 2018 to September 2032. The following table is a summary of these mortgages as of December 31, 2015:

Balance as of	Contractual Stated		Effective			Monthly
December 31, 2015	Interest Rate		Interest Rate		Maturity Date	Payment
$14,461	6.47%		3.45%		June 2018	$95
18,222	5.75%		4.83%		October 2022	105
18,185	6.64%		5.86%		June 2023	123
2,576	6.36%		6.70%		September 2028	25
8,759	6.20%		6.70%		September 2032	72
$62,203	6.27	%(1)	5.15	%(1)		$420

(1)	Weighted average annual interest rate.

We incurred mortgage interest expense, including premium amortization, of $2,771,  $2,665 and $3,010 for the years ended December 31, 2015, 2014 and 2013, respectively, including interest expense recorded in discontinued operations. Our mortgage debts require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from these escrows require applicable FNMA and FMCC approval.

In June 2015, we prepaid a mortgage that had an outstanding principal balance of $4,873 and required interest at an annual rate of 8.99%.  In connection with this prepayment, we recorded a gain of $692 on early extinguishment of debt, net of unamortized premiums and a 1% prepayment penalty, for the year ended December 31, 2015.

See Note 11 for information regarding mortgage debt we assumed in connection with our acquisition of three senior living communities in 2015 and 2014.

Principal payments due under the terms of these mortgages are as follows:

2016	1,807
2017	1,903
2018	14,569
2019	1,431
2020	1,519
Thereafter	40,974
$62,203

As of December 31, 2015, we believe we were in compliance with all applicable covenants under our Credit Agreement, credit facility and mortgage debts.

9. Leases

As of December 31, 2015, we leased 177 senior living communities from SNH under four leases, and we leased four senior living communities under one lease with HCP. These leases are “triple net” leases which require that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term.

Our leases with SNH require us to pay percentage rent at 170 of the senior living communities we lease from SNH equal to 4% of the amount by which gross revenues, as defined in our leases, exceeds gross revenues in a base year. We recorded approximately $5,698,  $5,775 and $5,149 in percentage rent to SNH for the years ended December 31, 2015, 2014 and 2013, respectively. Our lease with HCP contains a minimum annual escalator of 2%, but not greater than 4%, depending on increases in certain cost of living indexes.

At our request, SNH may purchase renovations and improvements to communities we lease from SNH in return for rent increases according to formulas in the leases; however, SNH is not obligated to purchase these renovations and improvements from us and we are not required to sell them to SNH. In 2015, 2014 and 2013, SNH funded $21,323,  $25,804 and $27,208, respectively, for renovations and improvements to some of our communities and, as a result, our annual rent increased by $1,724,  $2,066 and $2,177, respectively.

The following table is a summary of our real property leases as of December 31, 2015:

		Annual
		Minimum Rent
		as of
	Number of	December 31,	Current
	Properties	2015	Expiration date	Remaining Renewal Options
1. Lease No. 1 for SNFs and independent and assisted living communities(1)	83	$58,637	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs and independent and assisted living communities	48	64,096	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities (2)	17	34,525	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities (3)	29	35,038	April 30, 2032	Two 15-year renewal options.
5. One HCP lease	4	2,601	April 30, 2028	One 10-year renewal option.
Totals	181	$194,897

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

The future minimum rents required by our leases as of December 31, 2015, are as follows:

2016	194,932
2017	194,984
2018	195,038
2019	195,093
2020	195,149
Thereafter	1,283,110
$2,258,306

10. Shareholders’ Equity

We have common shares available for issuance under the terms of our equity compensation plan, or our Share Award Plan. We issued 521,900,  403,050 and 385,400 of our common shares in 2015, 2014 and 2013, respectively, to our Directors, officers and others who provide services to us. We valued these shares at the average price of our common shares on the exchange on which they were listed on the dates of issue, or $1,707 in 2015, based on a $3.27 weighted average share price, $1,742 in 2014, based on a $4.32 weighted average share price, and $1,758 in 2013, based on a $4.56 weighted average share price. Shares issued to Directors vest immediately; one fifth of the shares issued to our officers and others (other than our Directors) vest on the date of grant and on the four succeeding anniversaries of the date of grant. Our unvested common shares totaled 685,910,  647,330 and 611,220 as of the years ended December 31, 2015, 2014 and 2013, respectively. Share based compensation expense is recognized ratably over the vesting period and is included in general and administrative expenses in our consolidated statements of operations. We recorded share based compensation expense of $1,618,  $1,485 and $1,410 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the estimated future stock compensation expense for unvested shares was $2,508 based on the grant date closing share price for awards granted to our officers and others, and based on the closing share price of $3.18 on December 31, 2015 for awards granted to certain non-employees. The weighted average period over which the stock compensation expense will be recorded is approximately 2.0 years. As of December 31, 2015, 4,013,240 of our common shares remain available for issuance under our Share Award Plan.

In 2015, employees and officers of us or RMR LLC who were recipients of our share awards were permitted to elect to have us withhold the number of their then vesting common shares with a fair market value sufficient to fund the minimum required tax withholding obligations with respect to their vesting share awards in satisfaction of those tax withholding obligations. During 2015, we acquired through this share withholding process 26,404 common shares with an aggregate value of $91, which is reflected as an increase to accumulated deficit in our consolidated balance sheet.

In December 2015, we entered into a letter agreement with our former Treasurer and Chief Financial Officer in connection with the termination of his employment. Pursuant to that letter agreement, our Compensation Committee of our Board of Directors awarded our former Treasurer and Chief Financial Officer a stock grant of 35,000 common shares and agreed to accelerate the vesting of his unvested common shares including those awarded in prior years. In accordance with FASB ASC Topic 718, Stock Compensation, we recorded noncash stock compensation expense of approximately $234 in the year ended December 31, 2015, which is in included in general and administrative expenses in our consolidated statements of operations.

11. Acquisitions

In November 2015, we acquired two independent living communities with 68 and 84 living units for an aggregate purchase price of approximately $26,193, excluding closing costs. These communities primarily offer independent and assisted living services that are currently 100% paid by residents from their private resources. We funded the cash portion of this acquisition with cash on hand and by assuming approximately $17,291 of mortgage debt. We incurred acquisition related costs of approximately $450 during the year ended December 31, 2015. These costs include transaction costs, professional fees and other acquisition related expenses. The allocation of the purchase price was based on management’s judgment after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair value of liabilities assumed. The definite lived intangible assets were valued using the income approach and are categorized in Level 3 of the fair value hierarchy. The valuation of certain tangible assets and liabilities acquired was determined using the cost approach or comparable sales approach. For personal property, we primarily used the cost approach to estimate reproduction or replacement cost. The fair value of these assets and liabilities are also categorized in Level 3 of the fair value hierarchy. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Land	$1,239
Buildings and improvements	22,500
Furniture, fixtures and equipment	1,508
Total property, plant and equipment	25,247

Intangible assets	1,909
Premium on assumed mortgage debt	(963)
$26,193

In May 2014, we acquired a senior living community with 116 living units for $19,914, including the assumption of approximately $13,920 of mortgage debt and the assumption of approximately $68 of net working capital liabilities, but excluding closing costs. This community primarily offers independent and assisted living services that are currently 100% paid by residents from their private resources. We funded the cash portion of this acquisition with cash on hand and borrowings under our credit facility. We incurred acquisition related costs of $81 during the year ended December 31, 2014. These costs include transaction costs, professional fees and other acquisition related expenses. The allocation of the purchase price was based on management’s judgment after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair value of liabilities assumed. The definite lived intangible assets were valued using the income approach and are categorized in Level 3 of the fair value hierarchy. The valuation of certain tangible assets and liabilities acquired was determined using the cost approach. For personal property, we primarily used the cost approach to estimate reproduction or replacement cost. The fair value of these assets and liabilities are also categorized in Level 3 of the fair value hierarchy. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Land	$1,208
Buildings and improvements	17,946
Furniture, fixtures and equipment	421
Total property, plant and equipment	19,575

Intangible assets	1,937
Premium on assumed mortgage debt	(1,598)
$19,914

12. Discontinued Operations

In 2011, we decided to offer for sale two SNFs we owned located in Michigan with a total of 271 living units. On April 30, 2013, we sold these two SNFs for an aggregate sales price of $8,000, which included as part of the sales price the prepayment by the buyer of the then outstanding $7,510 of United States Department of Housing and Urban Development insured mortgage debt that encumbered these SNFs.

In June 2013, we decided to offer for sale an assisted living community we own with 32 living units located in Alabama. We are continuing to market this community for sale. We can provide no assurance that we will be able to sell this senior living community, or what the terms or timing of any sale may be.

Please see Note 15 below for a discussion of 11 senior living communities and two rehabilitation hospitals that we leased from SNH which are included in discontinued operations for all of the applicable periods presented in these consolidated financial statements; all of which had been sold as of December 31, 2015.

We have reclassified our consolidated balance sheets and consolidated statements of operations for all periods presented to show the financial position and results of operations of our rehabilitation hospitals and senior living communities that have been during the periods presented or are expected to be sold as discontinued operations. Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Revenues	$4,191	$22,051	$151,600
Expenses	(5,818)	(28,028)	(154,578)
Impairment on discontinued assets	(697)	—	(4,153)
(Provision for) benefit from income taxes	—	(79)	3,539
Loss on sale	—	—	(2,197)
Loss from discontinued operations	$(2,324)	$(6,056)	$(5,789)

13. Off Balance Sheet Arrangement

We have pledged our accounts receivable and certain other assets, with a carrying value, as of December 31, 2015, of $14,799, arising from our operation of 26 properties owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA. As of December 31, 2015, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As previously disclosed, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules. As a result of these discoveries, in February 2015, we made a voluntary disclosure of deficiencies to the United States Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol. We completed our investigation and assessment of these matters and submitted a final supplemental disclosure to the OIG in May 2015. At December 31, 2014, we had accrued a revenue reserve of $4,333 for historical Medicare payments we received that we then expected to repay as a result of these deficiencies. For the year ended December 31, 2015, this revenue reserve was increased by $2,400 and totals $6,733 as of December 31, 2015. In addition, we have recorded expense for additional costs we incurred or expect to incur, including OIG imposed penalties, as a result of this matter totaling $4,756 and $3,606 for the years ending December 31, 2015 and 2014, respectively, of which $3,989 remains accrued and not paid at December 31, 2015.

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19,200, which consisted of $2,500 for pain and suffering and the remainder in punitive damages. In February 2016, we entered into a settlement agreement with the plaintiff for approximately $7,250, including approximately $3,021 which our liability insurer has agreed to reimburse us. We believe our liability insurer may be financially responsible for more than $3,021 and we are seeking additional payments from our liability insurer; however, we cannot predict the outcome of any future negotiations or litigation with our liability insurer. As a result, we have recorded a $4,229 charge for the year ended December 31, 2015, which is included in other senior living operating expenses in our consolidated statements of operations.

15. Related Person Transactions

We have adopted written Governance Guidelines that describe the consideration and approval of related person transactions. Under these Governance Guidelines, we may not enter into a transaction in which any Director or executive officer, any member of the immediate family of any Director or executive officer or other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Directors and our Board of Directors reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Directors, even if the disinterested Directors constitute less than a quorum. If there are no disinterested Directors, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board of Directors and (ii) the affirmative vote of a majority of our Independent Directors. In determining whether to approve or ratify a transaction, our Board of Directors, or disinterested Directors or Independent Directors, as the case may be, also act in accordance with any applicable provisions of our charter and bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Directors or otherwise in accordance with our policies, charter and bylaws, each as described above. In the case of transactions with us by our employees who are not Directors or executive officers of us, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.fivestarseniorliving.com.

SNH. We were formerly a 100% owned subsidiary of SNH, SNH is our largest landlord and our largest stockholder and we are SNH’s largest tenant and manage certain senior living communities for SNH. In 2001, SNH distributed substantially all of our then outstanding common shares to its shareholders. As of December 31, 2015, SNH owned 4,235,000 of our common shares, or approximately 8.6% of our outstanding common shares.

One of our Managing Directors, Mr. Barry Portnoy, is a managing trustee of SNH. Mr. Barry Portnoy’s son, Mr. Adam Portnoy, also serves as a managing trustee of SNH. Our Treasurer and Chief Financial Officer was formerly SNH’s treasurer and chief financial officer. RMR LLC provides management services to both us and SNH. SNH’s executive officers are officers of RMR LLC. Our President and Chief Executive Officer and our Treasurer and Chief Financial Officer are officers of RMR LLC. Accordingly, the transactions between us and SNH entered into after we became a separate public company and that are described herein were approved by our Independent Directors and SNH’s independent trustees who are not trustees or directors of the other company.

In order to effect our spinoff and to govern relations after our spinoff, we entered into agreements with SNH and others, including RMR LLC. Since then, we have entered into various leases, management agreements and other agreements with SNH that include provisions that confirm and modify these undertakings. Among other matters, these agreements provide that:

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

•

so long as we are a tenant of, or manager for, SNH or so long as we have a business management agreement with RMR LLC, we will not acquire or finance any real estate of a type then owned or financed by SNH or any other company managed by RMR LLC without first giving SNH or such company managed by RMR LLC, as applicable, the opportunity to acquire or finance that real estate.

Senior Living Communities we lease from SNH. As of December 31, 2015, we leased 177 senior living communities from SNH under four combination leases. Under our leases with SNH, we pay SNH rent consisting of annual rent amounts plus percentage rent based on increases in gross revenues at certain properties. Our total annual rent payable to SNH as of December 31, 2015 and 2014 was $192,296 and $190,663, respectively, excluding percentage rent. Our total rent expense (which includes rent for all properties we lease from SNH, including properties we have classified as discontinued operations) under all of our leases with SNH, net of lease inducement amortization, was $196,255, $195,538 and $202,868 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, we had outstanding rent due and payable to SNH of $17,497 and $17,310, respectively. During the years ended December 31, 2015, 2014 and 2013, pursuant to the terms of our leases with SNH, we sold $21,323, $25,804 and $27,208, respectively, of improvements made to properties leased from SNH and, as a result, our annual rent payable to SNH increased by approximately $1,724, $2,066 and $2,177, respectively. As of December 31, 2015, our property and equipment included $8,289 for similar improvements we have made to properties we lease from SNH that we expected to request that SNH purchase from us for an increase in future rent; however, SNH is not obligated to purchase these improvements.

As of December 31, 2015, we and SNH sold 11 senior living communities we leased from SNH that we and SNH had previously agreed to sell and we had classified as discontinued operations, and our rent payable to SNH was reduced as these sales occurred, as follows:

•

In August 2013, we and SNH sold a SNF located in Missouri with 112 living units for $2,550; as a result of this sale, our annual rent payable to SNH decreased by $255 in accordance with the terms of the applicable lease.

•

In January 2014, we and SNH sold an assisted living community located in Texas with 48 assisted living units for $2,400; as a result of this sale, our annual rent payable to SNH decreased by $210 in accordance with the terms of the applicable lease.

•

In June 2014, we and SNH sold two SNFs located in Wisconsin with a combined 139 living units for an aggregate sale price of $4,500; as a result of this sale, our annual rent payable to SNH decreased by $450 in accordance with the terms of the applicable lease.

•

In October 2014, we and SNH sold an assisted living community located in Virginia with 55 assisted living units for $2,850; as a result of this sale, our annual rent payable to SNH decreased by $285 in accordance with the terms of the applicable lease.

•

Also in October 2014, we and SNH sold an assisted living community and a SNF located in Arizona with a combined 160 living units for an aggregate sale price of $5,900; as a result of this sale, our annual rent payable to SNH decreased by $590 in accordance with the terms of the applicable lease.

•

In February 2015, we and SNH sold a vacant assisted living community located in Pennsylvania for $250; as a result of this sale, our annual rent payable to SNH decreased by $23 in accordance with the terms of the applicable lease.

•

In July 2015, we and SNH sold a SNF located in Iowa with 12 units for $155; as a result of this sale, our annual rent payable to SNH decreased by $16 in accordance with the terms of the applicable lease.

•

In August 2015, we and SNH sold a SNF located in Wisconsin with 39 living units for $850; as a result of this sale, our annual rent payable to SNH decreased by $85 in accordance with the terms of the applicable lease.

•	In December 2015, we and SNH sold a vacant SNF located in Iowa for $21; as a result of this sale, our annual rent payable to SNH decreased by $2 in accordance with the terms of the applicable lease.

In December 2013, pursuant to an asset purchase agreement, or the Purchase Agreement, we and SNH sold the real estate and transferred the operations at two rehabilitation hospitals and certain related assets to unrelated parties for a sales price of approximately $90,000, and we transferred the operations of the two hospitals and several inpatient and 13 outpatient clinics affiliated with those rehabilitation hospitals to unrelated third parties. As a result of this transaction, SNH received proceeds of approximately $90,000 for the sale of the real estate associated with those rehabilitation hospitals and we retained certain net assets of approximately $9,591 and our annual rent payable to SNH decreased by $11,500 as a result. These rehabilitation hospitals were previously leased to us by SNH under one of our combination leases with SNH, Lease No. 2, and the affiliated clinics were leased to us by third parties. In 2013, we recorded losses of $2,197 relating to closing costs and legal fees associated with this transaction and we incurred $2,600 of noncash asset impairment charges to reduce the fixed assets we owned which were related to the rehabilitation hospitals to their estimated fair market values. Pursuant to an amendment to Lease No. 2 that we entered in September 2013 in connection with our and SNH’s agreement to sell the real estate and transfer the operations at the rehabilitation hospitals, Lease No. 2 terminated with respect to the rehabilitation hospitals and our annual rent paid to SNH under Lease No. 2 was reduced by $9,500 upon the closing of this transaction. The lease amendment also provided for an allocation of indemnification obligations under the Purchase Agreement between SNH and us.

In July 2014, we and SNH entered into the Fifth Amendment to the Amended and Restated Master Lease Agreement, or Lease No. 4, pursuant to which we exercised the first of our existing lease extension options under Lease No. 4, extending the term from April 30, 2017 to April 30, 2032, and SNH granted us a third option for us to extend the term of Lease No. 4 from May 1, 2047 to April 30, 2062.

In February 2015, SNH acquired a land parcel adjacent to a senior living community we lease from SNH for $490. We and SNH added this property to the lease for that senior living community and our annual rent payable to SNH increased by $39 as a result.

Our Managed Senior Living Communities. As of December 31, 2015, 2014 and 2013 we managed 60, 46 and 44 senior living communities for the account of SNH, respectively, each pursuant to long term management agreements on substantially similar terms. We earned management fees from SNH of $10,728, $9,765 and $9,229 for the years ended December 31, 2015, 2014 and 2013, respectively.

With the exception of the management agreement for the senior living community in New York described below, the management agreements for the communities we manage for SNH’s account provide us with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for our direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after SNH realizes an annual return equal to 8% of its invested capital. The terms of these management agreements expire between 2030 and 2035, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. Our management agreements for the 14 senior living communities we began to manage in May 2015, as further described below, also permit either us or SNH to terminate those agreements on December 31, 2016 by notice to the other party. Also, our management agreements generally provide that we and SNH each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

In connection with 44 of our management agreements, we and SNH have entered into four combination agreements, or pooling agreements, three of which combine our management agreements with SNH for communities that include assisted living units, or the AL Pooling Agreements; and a fourth pooling agreement which combines our management agreements with SNH for communities that include only independent living units, or the IL Pooling Agreement. The management agreements that are included in each of these pooling agreements are on substantially similar terms. The first AL Pooling Agreement, which we entered into in May 2011, includes 20 identified communities and the second AL Pooling Agreement, which we entered into in October 2012, includes 19 identified communities. We and SNH entered into our third AL Pooling Agreement in November 2013 and that pooling agreement currently includes three identified communities. We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes two identified communities. One senior living community located in New York, one senior living community located in California and the 14 senior living communities we began managing in May 2015, as described below, are not included in any of our pooling agreements. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our incentive fees and SNH’s return of its invested capital. Under each of the pooling agreements, SNH has the right, after the period of time specified in the agreement has elapsed and subject to our cure rights, to terminate all, but not less than all, of the management agreements that are subject to the pooling agreement if SNH does not receive its minimum return in each of three consecutive years. In addition, under each of the pooling agreements, we have a limited right to require the sale of underperforming communities. Also, under each of the pooling agreements, any nonrenewal notice given by us with respect to a community is deemed a nonrenewal with respect to all the communities that are the subject of the agreement.

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

In July 2014, we entered into an amendment to the management agreements with SNH that include assisted living communities to (i) extend the term of each of the management agreements between us and SNH for Villa Valencia and the 19 assisted living communities currently included in the second AL Pooling Agreement from December 31, 2031 to December 31, 2033 and (ii) extend the term of the management agreement between us and SNH for the senior living community that was then and continues to be included in the third AL Pooling Agreement, from December 31, 2031 to December 31, 2035. In July 2014, we also entered into an amendment to our management agreements with SNH that include only independent living communities to extend the term of the management agreements between us and SNH for two independent living communities from December 31, 2031 to December 31, 2032. All of the management agreements that are currently included in the third AL Pooling Agreement expire on December 31, 2035.

In December 2014, we began managing two senior living communities in Wisconsin. We manage these communities for SNH’s account pursuant to separate long term management agreements for communities that include assisted living units and these two management agreements are included in our third AL Pooling Agreement.

In May 2015, SNH acquired a senior living community with 40 private pay independent living units located in Georgia. This senior living community is adjacent to another community that we manage for SNH’s account. The operations of this community and the community previously managed are now conducted as a single integrated community under one management agreement included in the second AL pooling agreement.

Also, in May 2015, we began managing 14 senior living communities that SNH acquired at that time pursuant to 14 separate management agreements. The terms of these separate agreements expire on December 31, 2030, but as noted above they may be terminated on December 31, 2016 by either us or SNH. The economic terms of these management agreements are substantially similar to our other management agreements with SNH for communities that include assisted living units. These 14 management agreements are not subject to a pooling agreement.

We manage a portion of a senior living community in New York that is not subject to the requirements of New York healthcare licensing laws, consisting of 199 living units, pursuant to a long term management agreement with SNH. The terms of this management agreement are substantially consistent with the terms of our other management agreements with SNH for communities that include assisted living units, except that the management fee payable to us is equal to 5% of the gross revenues realized at that portion of the community, and there is no incentive fee payable to us. This management agreement expires on December 31, 2031. In order to accommodate certain requirements of New York healthcare licensing laws, SNH subleases a portion of this senior living community that is subject to those requirements, consisting of 111 living units, to an entity, D&R Yonkers LLC, which is owned by SNH’s president and chief operating officer and our Treasurer and Chief Financial Officer. We manage this portion of the community pursuant to a long term management agreement with D&R Yonkers LLC. Pursuant to that management agreement, D&R Yonkers LLC pays us a management fee equal to 3% of the gross revenues realized at that portion of the community and we are not entitled to any incentive fee under that agreement. We earned management fees of $210, $222 and $251 for 2015, 2014 and 2013, respectively, with respect to the senior living community we managed for D&R Yonkers LLC. Our management agreement with D&R Yonkers LLC expires on August 31, 2017, and is subject to renewal for nine consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered.

We expect that we may amend certain provisions of our management agreements with SNH as circumstances affecting the managed communities change and that we may enter into additional management arrangements with SNH for senior living communities that SNH may acquire in the future.

RMR LLC. RMR LLC provides business management services to us pursuant to a business management agreement. RMR LLC is owned by The RMR Group Inc., or RMR Inc., and APB Trust. ABP Trust is the controlling shareholder of RMR Inc. One of our Managing Directors, Mr Barry Portnoy, and his son, Mr. Adam Portnoy, are the owners of ABP Trust. Mr. Barry Portnoy is the Chairman of RMR LLC and a Managing Director and officer of RMR Inc. and Mr. Adam Portnoy is the President and Chief Executive Officer of RMR LLC and a Managing Director, President and Chief Executive Officer of RMR Inc. Mr. Bruce J. Mackey Jr., our President and Chief Executive Officer, and Mr. Richard A. Doyle Jr., our Treasurer and Chief Financial Officer, are officers and employees of RMR LLC. A majority of our Independent Directors also serve as independent directors or independent trustees of other companies to which RMR LLC or its affiliates provide management services. Mr. Barry Portnoy serves as a director, managing director, trustee or managing trustee of all of the companies to which RMR LLC or its affiliates provides management services and Mr. Adam Portnoy serves as a director, trustee or managing trustee of a majority of those companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its affiliates provide management services.

Because at least 80% of Mr. Mackey’s and Mr. Paul Hoagland’s, our former Chief Financial Officer and Treasurer, business time was devoted to services to us, 80% of Messrs. Mackey’s and Hoagland’s total cash compensation (that is, the combined base salary and cash bonus paid by us and RMR LLC) was paid by us and the remainder was paid by RMR LLC. Mr. Doyle’s, our current Chief Financial Officer and Treasurer, compensation will be allocated on a similar basis. Messrs. Mackey and Doyle are, and Mr. Hoagland was, also eligible to participate in certain RMR LLC benefit plans. We believe the compensation we paid to these officers reasonably reflected their division of business time; however, periodically, these individuals may divide their business time differently than they do currently and their compensation from us may become disproportionate to this division.

Our Board of Directors has given our Compensation Committee, which is comprised exclusively of our Independent Directors, authority to act on our behalf with respect to our business management agreement with RMR LLC. The charter of our Compensation Committee requires the committee to annually review the terms of the business management agreement, evaluate RMR LLC's performance under this agreement and determine whether to renew, amend or terminate the business management agreement.

Pursuant to the business management agreement, RMR LLC assists us with various aspects of our business, which may include, but are not limited to, compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our senior living communities, evaluation of business opportunities, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal matters, human resources, insurance programs and the like. Under our business management agreement, we pay RMR LLC an annual business management fee equal to 0.6% of our revenues. Revenues are defined as our total revenues from all sources reportable under GAAP less any revenues reportable by us with respect to communities for which we provide management services plus the gross revenues at those communities determined in accordance with GAAP. Additionally, under the business management agreement, RMR LLC provided information technology services to us until October 1, 2014 in return for our reimbursement of RMR LLC for a percentage of RMR LLC’s information technology employee expenses (other than RMR LLC's Chief Information Officer), which percentage was subject to approval by our Compensation Committee. We recognized business management fees of $8,737, $8,461 and $8,385 and information system service charges of $0, $4,024 and $5,541, for the years ended December 31, 2015, 2014 and 2013, respectively.

The current term of the business management agreement ends on December 31, 2016 and automatically renews for successive one year terms unless we or RMR LLC gives notice of non-renewal before the end of an applicable term. On March 16, 2015, we and RMR LLC entered into an amended and restated business management agreement, which was approved by our Compensation Committee, comprised solely of our Independent Directors. As amended, RMR LLC may terminate the business management agreement upon 120 days’ written notice, and we continue to have the right to terminate the business management agreement upon 60 days’ written notice, subject to approval by a majority vote of our Independent Directors. As amended, if we terminate or elect not to renew the business management agreement other than for cause, as defined, we are obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination. Also, as amended, RMR LLC agrees to provide certain transition services to us for 120 days following termination by us or notice of termination by RMR LLC. The business management agreement includes arbitration provisions for resolution of disputes.

Under our business management agreement with RMR LLC, we acknowledge that RMR LLC also provides management services to other companies, including SNH. The fact that RMR LLC has responsibilities to other entities, including our largest landlord and largest stockholder, SNH, could create conflicts; and in the event of such conflicts between us and RMR LLC, any affiliate of RMR LLC or any other publicly owned entity with which RMR LLC has a relationship, including SNH, our business management agreement allows RMR LLC to act on its own behalf and on behalf of SNH or such other entity rather than on our behalf.

We are generally responsible for all of our expenses and certain expenses incurred by RMR LLC on our behalf. Pursuant to our business management agreement, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

We lease our headquarters building from an affiliate of ABP Trust. In December 2014, we and such affiliate agreed to amend this lease to add additional rental space to this lease for increased rent. As amended, this lease requires us to pay current annual rent of approximately $903 , which amount is subject to fixed increases. Our rent expense for our headquarters, which included our utilities and real estate taxes that we are required to pay as additional rent, was $1,673, $1,402, and $1,386 for 2015, 2014 and 2013, respectively. Our headquarters building lease was approved by our Independent Directors.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plan. During the years ended December 31, 2015, 2014 and 2013, we made annual share grants to RMR LLC employees of 98,500, 81,150 and 82,300 of our common shares, respectively. Those grants had aggregate value of $313, $357 and $373, respectively, based upon the closing price of our common shares on the New York Stock Exchange, or the NYSE, on the dates of grant. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR LLC employees are in addition to both the fees we pay to RMR LLC and our share grants to our Directors, officers and employees. In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. The aggregate amounts accrued for share grants to RMR LLC employees and internal audit costs for the years ended December 31, 2015, 2014 and 2013 were $511, $638 and $569, respectively, and these amounts are included in our general and administrative expenses for these periods.

In December 2015, we purchased 12,488 of our common shares, at the closing price for our common shares on the NYSE, on the date of purchase, from certain of our employees and officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares. On occasion, we have entered into arrangements with former employees of ours or RMR LLC in connection with the termination of their employment with us or RMR, providing for the acceleration of vesting of restricted shares previously granted to them under our Share Award Plan. Additionally, each of our President and Chief Executive Officer, our former Treasurer and Chief Financial Officer and our current Treasurer and Chief Financial Officer received grants of restricted shares of other companies to which RMR LLC provides management services, including SNH, in their capacities as officers of RMR LLC.

AIC. We, ABP Trust, SNH and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, and are parties to an amended and restated shareholders agreement regarding AIC. On May 9, 2014, as a result of a change in control of Equity Commonwealth (formerly CommonWealth REIT), or EQC, as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement. Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825. Following these purchases, we and the other remaining six AIC shareholders each own approximately 14.3% of AIC. As of December 31, 2015, we have invested $6,034 in AIC since its formation in 2008.

All of our Directors and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3.0% of the total annual earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

We and the other shareholders of AIC have historically participated in a combined property insurance program arranged by AIC providing $500,000 of coverage and with respect to which AIC is a reinsurer of certain coverage amounts. In June 2015, we and the other shareholders of AIC renewed our participation in this program. In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premiums to be paid annually and a one year combined policy providing certain other coverage. Our annual premiums for this property insurance were $4,085, $3,901 and $5,428 for the years ended December 31, 2015, 2014 and 2013, respectively. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Directors are also directors of AIC. Our investment in AIC had a carrying value of $6,827 as of December 31, 2015 and 2014. We recognized income of $20, $87 and $334 related to our investment in AIC for the years ended December 31, 2015, 2014 and 2013, respectively. Our other comprehensive income includes unrealized (losses) gains on securities held for sale which are owned by AIC of $(20), $2 and $(51) for the years ended December 31, 2015, 2014 and 2013, respectively.

We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.

Directors’ and Officers’ Liability Insurance.    We, RMR Inc., SNH and certain companies to which RMR LLC provides management services participate in a combined directors’ and officers’ liability insurance policy. This combined policy currently provides for $10,000 of combined primary coverage and expires in September 2017. In August 2015, we also obtained separate non-combined directors’ and officers’ liability insurance policies providing $20,000 of aggregate excess coverage plus $5,000 of excess non‑indemnifiable coverage, which policies expire in September 2016. We paid aggregate premiums of $234, $357 and $133 in 2015, 2014 and 2013, respectively, for these policies. The premiums for the combined policies were allocated among the insured companies after consultation with the insurance broker and approval by each company’s board and independent trustees or directors as applicable.

16. Employee Benefit Plans

We have several employee savings plans under the provisions of Section 401(k) of the Internal Revenue Code. All of our employees are eligible to participate in at least one of our plans and are entitled upon termination or retirement to receive their vested portion of the plan assets. For some of our plans, we match a certain amount of employee contributions. We also pay certain expenses related to all of our plans. Expenses for all our plans, including our contributions, were $1,650,  $1,635 and $1,617 for the years ended December 31, 2015, 2014 and 2013, respectively.

17. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2015 and 2014:

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$333,973	$342,269	$344,572	$344,596
Operating loss	(3,487)	(2,923)	(25,593)	(5,021)
Net loss from continuing operations	(4,833)	(3,364)	(26,250)	(6,312)
Net loss	(5,302)	(3,910)	(27,488)	(6,383)
Net loss per common share—Basic	$(0.11)	$(0.08)	$(0.57)	$(0.13)
Net loss per common share—Diluted	$(0.11)	$(0.08)	$(0.57)	$(0.13)

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$328,411	$332,799	$334,339	$332,526
Operating loss	(7,492)	(444)	(3,088)	(8,156)
Net loss from continuing operations	(5,867)	(997)	(2,374)	(70,112)
Net loss	(6,759)	(1,891)	(3,008)	(73,748)
Net loss per common share—Basic	$(0.14)	$(0.04)	$(0.06)	$(1.53)
Net loss per common share—Diluted	$(0.14)	$(0.04)	$(0.06)	$(1.53)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
By:	/s/ Bruce J. Mackey Jr. Bruce J. Mackey Jr. President and Chief Executive Officer

Dated: March 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce J. Mackey Jr. Bruce J. Mackey Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2016
/s/ Richard A. Doyle Richard A. Doyle	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)	March 2, 2016
/s/ Barry M. Portnoy Barry M. Portnoy	Managing Director	March 2, 2016
/s/ Gerard M. Martin Gerard M. Martin	Managing Director	March 2, 2016
/s/ Bruce M. Gans Bruce M. Gans	Independent Director	March 2, 2016
/s/ Barbara D. Gilmore Barbara D. Gilmore	Independent Director	March 2, 2016
/s/ Donna D. Fraiche Donna D. Fraiche	Independent Director	March 2, 2016