Form 10-Q
period 2016-03-31
FIVE STAR QUALITY CARE INC
filed 2016-05-04
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐  No ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of May 3, 2016: 49,472,011.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

MARCH 31, 2016

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.   Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$12,333	$14,672
Accounts receivable, net of allowance of $3,479 and $3,592 at March 31, 2016 and December 31, 2015, respectively	37,398	37,829
Due from related persons	13,072	9,731
Investments in available for sale securities, of which $10,215 and $11,471 are restricted as of March 31, 2016 and December 31, 2015, respectively	25,486	26,417
Restricted cash	3,705	3,301
Prepaid expenses and other current assets	19,445	19,138
Assets of discontinued operations	586	981
Total current assets	112,025	112,069

Property and equipment, net	383,943	383,858
Equity investment of an investee	6,956	6,827
Restricted cash	2,556	2,821
Restricted investments in available for sale securities	23,794	23,166
Other long term assets	1,450	3,029
	$530,724	$531,770
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$60,000	$50,000
Accounts payable and accrued expenses	82,398	93,205
Accrued compensation and benefits	42,998	32,127
Due to related persons	17,468	17,870
Mortgage notes payable	1,831	1,807
Accrued real estate taxes	10,027	12,207
Security deposits and current portion of continuing care contracts	5,834	6,129
Other current liabilities	21,605	30,399
Liabilities of discontinued operations	180	176
Total current liabilities	242,341	243,920

Long term liabilities:
Mortgage notes payable	59,929	60,396
Continuing care contracts	1,189	1,267
Accrued self insurance obligations	40,349	37,588
Other long term liabilities	3,783	4,147
Total long term liabilities	105,250	103,398

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 49,472,011 and 49,476,611 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	494	494
Additional paid in capital	358,883	358,665
Accumulated deficit	(180,245)	(177,622)
Accumulated other comprehensive income	4,001	2,915
Total shareholders’ equity	183,133	184,452
	$530,724	$531,770

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Senior living revenue	$280,090	$275,173
Management fee revenue	2,804	2,523
Reimbursed costs incurred on behalf of managed communities	61,318	56,277
Total revenues	344,212	333,973

Operating expenses:
Senior living wages and benefits	135,804	133,253
Other senior living operating expenses	69,741	72,225
Costs incurred on behalf of managed communities	61,318	56,277
Rent expense	50,095	49,628
General and administrative expenses	18,103	17,982
Depreciation and amortization expense	9,599	8,095
Long lived asset impairment	306	—
Total operating expenses	344,966	337,460

Operating loss	(754)	(3,487)

Interest, dividend and other income	265	220
Interest and other expense	(1,501)	(1,354)
(Loss) gain on sale of available for sale securities reclassified from other comprehensive income	(109)	20

Loss from continuing operations before income taxes and equity in earnings of an investee	(2,099)	(4,601)
Provision for income taxes	(289)	(304)
Equity in earnings of an investee	77	72
Loss from continuing operations	(2,311)	(4,833)
Loss from discontinued operations	(312)	(469)

Net loss	$(2,623)	$(5,302)

Weighted average shares outstanding—basic and diluted	48,792	48,364

Basic and diluted loss per share from:
Continuing operations	$(0.05)	$(0.10)
Discontinued operations	(0.01)	(0.01)
Net loss per share—basic and diluted	$(0.06)	$(0.11)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(2,623)	$(5,302)
Other comprehensive income:
Unrealized gain on investments in available for sale securities, net of tax	925	450
Equity in unrealized gain of an investee, net of tax	52	45
Realized loss (gain) on investments in available for sale securities reclassified and included in net loss, net of tax	109	(20)
Other comprehensive income	1,086	475
Comprehensive loss	$(1,537)	$(4,827)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,623)	$(5,302)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	9,599	8,095
Loss from discontinued operations before income tax	312	469
Loss (gain) on sale of available for sale securities reclassified from other comprehensive income	109	(20)
Loss on disposal of property and equipment	11	7
Long lived asset impairment	306	—
Equity in earnings of an investee	(77)	(72)
Stock based compensation	218	300
Provision for losses on receivables	793	1,696
Other noncash (income) expense adjustments, net	(141)	406
Changes in assets and liabilities:
Accounts receivable	(362)	(2,140)
Prepaid expenses and other assets	555	1,853
Accounts payable and accrued expenses	(11,025)	2,385
Accrued compensation and benefits	10,871	6,052
Due to/from related persons, net	(4,331)	4,175
Other current and long term liabilities	(8,877)	(1,916)
Cash (used in) provided by operating activities	(4,662)	15,988

Cash flows from investing activities:
(Increase) decrease in restricted cash and investment accounts, net	(139)	174
Acquisition of property and equipment	(14,270)	(11,550)
Purchases of available for sale securities	(2,911)	(234)
Proceeds from sale of property and equipment to Senior Housing Properties Trust	5,755	4,060
Proceeds from sale of available for sale securities	4,114	2,736
Cash used in investing activities	(7,451)	(4,814)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	15,000	—
Repayments of borrowings on revolving credit facility	(5,000)	(5,000)
Repayments of mortgage notes payable	(313)	(438)
Cash provided by (used in) financing activities	9,687	(5,438)

Cash flows from discontinued operations:
Net cash provided (used in) by operating activities	95	(42)
Net cash used in investing activities	(8)	(12)
Net cash flows provided by (used in) discontinued operations	87	(54)

Change in cash and cash equivalents	(2,339)	5,682
Cash and cash equivalents at beginning of period	14,672	20,988
Cash and cash equivalents at end of period	$12,333	$26,670

Supplemental cash flow information:
Cash paid for interest	$1,517	$969
Cash paid for income taxes, net	$208	$182

See accompanying notes.

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation and Organization

General

The accompanying condensed consolidated financial statements of Five Star Quality Care, Inc. and its subsidiaries, or we, us or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation.

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of March 31, 2016, we operated 274 senior living communities located in 32 states with 31,051 living units, including 243 primarily independent and assisted living communities with 28,450 living units and 31 SNFs with 2,601 living units.  As of March 31, 2016, we owned and operated 33 communities (3,211 living units), we leased and operated 181 communities (19,700 living units) and we managed 60 communities (8,140 living units).  Our 274 senior living communities, as of March 31, 2016, included 10,668 independent living apartments, 15,439 assisted living suites and 4,944 skilled nursing beds.  The foregoing numbers exclude one senior living community with 32 living units that we own which is being offered for sale and is classified as a discontinued operation and exclude living units categorized as out of service.

Segment Information

We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification TM, or ASC, Topic 280, Segment Reporting, and therefore we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation and professional and general liability insurance programs.

Note 2. Recent Accounting Pronouncements

In December 2015, we early adopted FASB Accounting Standards Update, or ASU, No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a consolidated balance sheet rather than the current presentation of separating deferred tax assets and liabilities into current and noncurrent amounts. We adopted this ASU using prospective application. Since we have recognized a full deferred tax valuation allowance since 2014 and our deferred tax assets and liabilities net to zero, the implementation of this ASU did not have a material impact on our consolidated financial statements.

On January 1, 2016, we adopted FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of ASU No. 2015-03 did not have a material impact on our condensed consolidated financial statements.

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The adoption of ASU No. 2015-15 did not result in any changes in the classification of capitalized debt issuance costs related to our $150,000 secured revolving credit facility.

On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this ASU did not have a material impact on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are continuing to evaluate this ASU, but we expect the implementation of this ASU will affect available for sale equity investments that we hold.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016. We are currently assessing the potential impact the adoption of ASU No. 2016-09 will have on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  This ASU clarifies the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017; however, early adoption at the original effective date is still permitted. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. We are currently evaluating the impact that the adoption of these ASUs will have on our condensed consolidated financial statements.

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3. Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2016	2015
Land	$25,410	$25,410
Buildings and improvements	340,652	338,522
Furniture, fixtures and equipment	172,360	165,497
Property and equipment, at cost	538,422	529,429
Accumulated depreciation	(154,479)	(145,571)
Property and equipment, net	$383,943	$383,858

We recorded depreciation expense relating to our property and equipment of $8,946 and $7,867 for the three months ended March 31, 2016 and 2015, respectively.

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $306 of impairment charges to certain of our long lived assets in continuing operations for the three months ended March 31, 2016.

As of March 31, 2016, we had $8,038 of assets included in our property and equipment that we currently expect to request that Senior Housing Properties Trust, or, together with its subsidiaries, SNH, purchase from us for an increase in future rent; however, SNH is not obligated to purchase such amounts. Please see Note 10 for more information regarding our leases and other arrangements with SNH.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2016:

	Equity Investment of an Investee	Investments in Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2016	$30	$2,885	$2,915
Unrealized gain on investments, net of tax	—	925	925
Equity in unrealized gain of an investee	52	—	52
Reclassification adjustment:
Realized loss on investments, net of tax	—	109	109
Balance at March 31, 2016	$82	$3,919	$4,001

Accumulated other comprehensive income represents the unrealized gains and losses of our investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC.

Note 5.  Income Taxes

For the three months ended March 31, 2016, we recognized income tax expense from our continuing operations of $289.  We did not recognize any income tax expense or benefit from our discontinued operations for that period. As of December 31, 2015, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2026 if unused, were approximately $125,533, and our tax credit carry forwards, which begin expiring in 2022 if unused, were

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

approximately $19,426.  We have an additional $427 of federal net operating loss carry forwards not included in the $125,533, that are attributable to unvested stock grants which will be recorded as an increase to additional paid in capital once they are realized in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. Our net operating loss carry forwards and tax credit carry forwards are subject to possible audit and adjustment by the Internal Revenue Service.

During the year ended December 31, 2014, we determined it was more likely than not that our net deferred tax assets would not be realized and concluded that a full valuation allowance was required, which eliminated the amount of our net deferred tax assets recorded in our consolidated balance sheets.  In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

Note 6.  Earnings Per Share

We calculated basic earnings per common share, or EPS, for the three months ended March 31, 2016 and 2015 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method.  The three months ended March 31, 2016 and 2015 had 942,243 and 703,865, respectively, potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

The following table provides a reconciliation of loss from continuing operations and loss from discontinued operations and the number of common shares used in the calculations of diluted EPS:

	Three Months Ended March 31,
	2016			2015
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
Loss from continuing operations	$(2,311)	48,792	$(0.05)	$(4,833)	48,364	$(0.10)
Dilutive effect of unvested restricted shares	—	—		—	—
Diluted loss from continuing operations	$(2,311)	48,792	$(0.05)	$(4,833)	48,364	$(0.10)
Diluted loss from discontinued operations	$(312)	48,792	$(0.01)	$(469)	48,364	$(0.01)

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

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Recurring Fair Value Measures

The tables below present the assets measured at fair value at March 31, 2016 and December 31, 2015 categorized by the level of inputs used in the valuation of each asset.

	As of March 31, 2016
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$5,355	$5,355	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	3,850	3,850	—	—
REIT industry	297	297	—	—
Other	3,799	3,799	—	—
Total equity securities	7,946	7,946	—	—
Debt securities
International bond fund(3)	2,434	—	2,434	—
High yield fund(4)	2,311	—	2,311	—
Industrial bonds	6,354	—	6,354	—
Government bonds	15,526	7,783	7,743	—
Financial bonds	3,206	—	3,206	—
Other	11,503	—	11,503	—
Total debt securities	41,334	7,783	33,551	—
Total available for sale securities	49,280	15,729	33,551	—
Total	$54,635	$21,084	$33,551	$—

	As of December 31, 2015
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$5,936	$5,936	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	3,746	3,746	—	—
REIT industry	270	270	—	—
Other	3,807	3,807	—	—
Total equity securities	7,823	7,823	—	—
Debt securities
International bond fund(3)	2,399	—	2,399	—
High yield fund(4)	2,245	—	2,245	—
Industrial bonds	6,007	—	6,007	—
Government bonds	16,612	8,661	7,951	—
Financial bonds	3,157	—	3,157	—
Other	11,340	—	11,340	—
Total debt securities	41,760	8,661	33,099	—
Total available for sale securities	49,583	16,484	33,099	—
Total	$55,519	$22,420	$33,099	$—

(1)

Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported on our balance sheet as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $3,467 and $4,027 of balances that are restricted at March 31, 2016 and December 31, 2015, respectively.

(2)

As of March 31, 2016, our investments in available for sale securities had a fair value of $49,280 with an amortized cost of $46,703, resulting from unrealized gains of $2,915, net of unrealized losses of $338. As of December 31, 2015, our investments in our available for sale securities had a fair value of $49,583 with an amortized cost of $48,040, resulting from unrealized gains of $2,113, net of unrealized losses of $570. At

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

March 31, 2016, 13 of the securities we hold, with a fair value of $2,574, have been in a loss position for less than 12 months and nine of the securities we hold, with a fair value of $1,351, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the three months ended March 31, 2016 and 2015, we received gross proceeds of $4,114 and $2,736, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $24 and $20, respectively, and gross realized losses totaling $133 and $0, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

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

During the three months ended March 31, 2016, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2016.

The carrying values of accounts receivable and accounts payable approximate fair value as of March 31, 2016 and December 31, 2015.  The carrying value and fair value of our mortgage notes payable were $61,760 and $66,156, respectively, as of March 31, 2016 and $62,203 and $65,999, respectively, as of December 31, 2015, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Please see Note 3 for more information regarding fair value measurements related to impairments of our long lived assets in continuing operations.

The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets and/or internally developed cash flow models, all of which are considered to be Level 3 fair value measurements. Please see Note 11 for more information regarding fair value measurements related to impairments of our assets held for sale.

Note 8.  Indebtedness

We have a $150,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions. In April 2016, we extended the maturity date of our Credit Facility to April 13, 2017, and we paid a fee of $300 in connection with this extension.  We are required to pay interest at an annual rate of LIBOR plus a premium of 250 basis points, or 2.94% as of March 31, 2016, on borrowings under our Credit Facility.  We are also required to pay a quarterly fee of 0.35% per annum on the unused part of our Credit Facility. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity.  The weighted average annual interest rate for borrowings under our Credit Facility was 3.54% and 2.74% for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, we had $60,000 outstanding and an additional $89,370 available to borrow under our Credit Facility. We incurred interest expense and other associated costs related to our Credit Facility of $637 and $609 for the three months ended March 31, 2016 and 2015, respectively.

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

We are the borrower under our Credit Facility, and certain of our subsidiaries guarantee our obligations under our Credit Facility, which is secured by real estate mortgages on 15 senior living communities with 1,549 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral.  The amount of available borrowings under our Credit Facility is subject to our having qualified collateral, which is primarily based on the value of the properties securing our obligations under our Credit Facility. Accordingly, the availability of borrowings under our Credit Facility at any time may be less than $150,000.  Our Credit Facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us.  Our Credit Facility contains a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.

We previously had a $25,000 secured revolving line of credit that matured on March 18, 2016, which we determined not to extend or replace. We made no borrowings under this facility during either the three months ended March 31, 2016 or 2015, and there were no amounts outstanding under this facility on March 18, 2016, the maturity date. We incurred associated costs related to this facility of $45 and $48 for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, five of our senior living communities were encumbered by mortgages with a carrying value of $61,760: (1) two of our communities were encumbered by Federal National Mortgage Association, or FNMA, mortgages; (2) two of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgages; and (3) one of our communities was encumbered by a mortgage from a commercial lender.  These mortgages contain standard mortgage covenants.  We recorded a mortgage premium in connection with our assumption of certain of these mortgages as part of our acquisitions of the encumbered communities in order to record the assumed mortgages at their estimated fair value. We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgages.  The weighted average annual interest rate on these five mortgages was 6.27% as of March 31, 2016.  Payments of principal and interest are due monthly under these mortgages until the maturities at varying dates ranging from June 2018 to September 2032.  We incurred mortgage interest expense, including premium amortization, of $817 and $697 for the three months ended March 31, 2016 and 2015, respectively. Our mortgage debts require monthly payments into escrows for taxes, insurance and property replacement funds; withdrawals from escrows for our FNMA and FMCC mortgages require applicable FNMA and FMCC approval.

As of March 31, 2016, we believe we were in compliance with all applicable covenants under our Credit Facility and mortgage debts.

Note 9. Off Balance Sheet Arrangements

We have pledged our accounts receivable and certain other assets, with a carrying value, as of March 31, 2016, of $14,860, arising from our operation of 26 communities owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of March 31, 2016, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with SNH, The RMR Group LLC, or RMR LLC, and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our directors or officers.  For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

SNH: We were a 100% owned subsidiary of SNH until SNH distributed our common shares to its shareholders in 2001. As of March 31, 2016, SNH owned 4,235,000 of our common shares, representing approximately 8.6% of our

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

outstanding common shares.  SNH is our largest stockholder. We are SNH’s largest tenant and we manage certain senior living communities owned by SNH.

As of March 31, 2016, we leased 177 senior living communities from SNH. Our total annual rent payable to SNH as of March 31, 2016 and 2015 was $192,758 and $191,007,  respectively, excluding percentage rent.  Our total rent expense (which includes rent for all communities we lease from SNH, including communities that we have classified as discontinued operations) under all of our leases with SNH, net of lease inducement amortization, was $49,374 and $48,941 for the three months ended March 31, 2016 and 2015, respectively, which amounts included estimated percentage rent of $1,468 and $1,430 for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016 and December 31, 2015, we had outstanding rent due and payable to SNH of $17,488 and $17,497, respectively.

During the three months ended March 31, 2016 and 2015, pursuant to the terms of our leases with SNH, we sold to SNH $5,755 and $4,060, respectively, of improvements to communities leased from SNH, and, as a result, our annual rent payable by us to SNH increased by approximately $462 and $328, respectively. As of March 31, 2016, our property and equipment included $8,038 for similar improvements to communities leased from SNH that we expected to request SNH to purchase from us for an increase in future rent; however, SNH is not obligated to purchase these improvements.

As of March 31, 2016 and 2015, we managed 60 and 46 senior living communities for the account of SNH, respectively. We earned management fees from SNH of $2,804 and $2,523 for the three months ended March 31, 2016 and 2015, respectively.

In April 2016, we began managing two senior living communities for the account of SNH. One of those senior living communities is located in North Carolina and has 87 living units. The other senior living community is located in Georgia and has 38 living units. We are managing these two communities pursuant to separate management agreements on terms substantially consistent with our other management agreements with SNH for senior living communities that include assisted living units.

We expect to enter into a management agreement with SNH in the second quarter of 2016 to manage a senior living community SNH owns located in Alabama with 163 living units. We expect the management agreement will contain terms substantially consistent with our other management agreements with SNH for senior living communities that include assisted living units.

We expect that we may amend certain provisions of our management and pooling agreements with SNH as circumstances affecting the managed communities change and that we may enter into additional management arrangements with SNH for senior living communities that SNH may acquire in the future.

D&R Yonkers LLC:  In order to accommodate certain requirements of New York healthcare licensing laws, a part of one of the senior living communities owned by SNH that we manage is subleased by a subsidiary of SNH to D&R Yonkers LLC, and D&R Yonkers LLC is owned by SNH’s president and chief operating officer and our Treasurer and Chief Financial Officer. Pursuant to our management agreement with D&R Yonkers LLC, we earned management fees of $64 and $54 for the three months ended March 31, 2016 and 2015, respectively.

RMR LLC:  Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $2,226 and $2,127, for the three months ended March 31, 2016 and 2015, respectively; these amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plans.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

$100 and $160 for the three months ended March 31, 2016 and 2015, respectively; these amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

We lease our headquarters from ABP Trust, which is owned in part by one of our Managing Directors.  Our rent expense for our headquarters was $527 and $411 for the three months ended March 31, 2016 and 2015, respectively.

AIC:  We and six other companies to which RMR LLC provides management services each own in equal amounts AIC.  We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.

As of March 31, 2016, our investment in AIC had a carrying value of $6,956; this amount is presented as an equity investment on our condensed consolidated balance sheets. We recognized income of $77 and $72 related to our investment in AIC for the three months ended March 31, 2016 and 2015, respectively. Our other comprehensive income includes our proportional part of unrealized gains on securities held for sale which are owned by AIC of $52 and $45 for the three months ended March 31, 2016 and 2015, respectively.

Note 11.  Discontinued Operations

In June 2013, we decided to offer for sale an assisted living community we own with 32 living units located in Alabama.  We are continuing to market this community for sale. We recorded long lived asset impairment charges of $325 for the first quarter of 2016 to reduce the carrying value of this community to its estimated fair value, less costs to sell. We can provide no assurance that we will be able to sell this senior living community, or what the terms or timing of any sale of this community may be. As of March 31, 2016, this is the only senior living community remaining in discontinued operations. Below is a summary of the operating results of our discontinued operations included in the condensed consolidated financial statements for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Revenues	$205	$2,604
Expenses	(192)	(3,073)
Impairment on discontinued assets	(325)	—
Loss from discontinued operations	$(312)	$(469)

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

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

As previously disclosed, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules. As a result of these discoveries, in February 2015, we made a voluntary disclosure of deficiencies to the United States Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol. We completed our investigation and assessment of these matters and submitted a final supplemental disclosure to the OIG in May 2015. In 2014 and 2015, we had accrued a revenue reserve of $6,733 for historical Medicare payments we received and expect to repay as a result of these deficiencies; $2,400 of this reserve was recorded for the quarter ended March 31, 2015. The entire reserve amount remained accrued and unpaid at March 31, 2016. In addition, in 2014 and 2015, we also had accrued expenses for additional costs we incurred, including estimated OIG imposed penalties, as a result of this matter, totaling $8,362, of which $3,529 remained accrued and unpaid at March 31, 2016; for the quarter ended March 31, 2015, we accrued $2,316 for these expenses.

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19,200, which consisted of $2,500 for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered into with the plaintiff, $7,250 was paid to the plaintiff, of which $3,021 was paid by our liability insurer and the balance by us. We believe our liability insurer may be financially responsible for more than $3,021 and we are seeking additional payments from our liability insurer; however, we cannot predict the outcome of our on-going negotiations or potential future litigation with our liability insurer. As a result, we recorded a $4,229 charge for the year ended December 31, 2015, which was included in other senior living operating expenses in our consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report.

RESULTS OF OPERATIONS

We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under FASB ASC Topic 280, Segment Reporting, and therefore we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation and professional and general liability insurance programs.

Key Statistical Data For the Three Months Ended March 31, 2016 and 2015:

The following tables present a summary of our operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(dollars in thousands, except average monthly rate)	2016	2015	Change	%/bps Change
Senior living revenue	$280,090	$275,173	$4,917	1.8%
Management fee revenue	2,804	2,523	281	11.1%
Reimbursed costs incurred on behalf of managed communities	61,318	56,277	5,041	9.0%
Total revenue	344,212	333,973	10,239	3.1%
Senior living wages and benefits	(135,804)	(133,253)	(2,551)	(1.9)%
Other senior living operating expenses	(69,741)	(72,225)	2,484	3.4%
Costs incurred on behalf of managed communities	(61,318)	(56,277)	(5,041)	(9.0)%
Rent expense	(50,095)	(49,628)	(467)	(0.9)%
General and administrative expenses	(18,103)	(17,982)	(121)	(0.7)%
Depreciation and amortization expense	(9,599)	(8,095)	(1,504)	(18.6)%
Long lived asset impairment	(306)	—	(306)	(100.0)%
Interest, dividend and other income	265	220	45	20.5%
Interest and other expense	(1,501)	(1,354)	(147)	(10.9)%
(Loss) gain on sale of available for sale securities reclassified from other comprehensive income	(109)	20	(129)	(645.0)%
Provision for income taxes	(289)	(304)	15	4.9%
Equity in earnings of an investee	77	72	5	6.9%
Loss from continuing operations	$(2,311)	$(4,833)	$2,522	52.2%

Total number of communities (end of period):
Owned and leased communities(1)	214	212	2	0.9%
Managed communities	60	46	14	30.4%
Number of total communities(1)	274	258	16	6.2%

Total number of living units (end of period):
Owned and leased living units (1)(2)	22,911	23,099	(188)	(0.8)%
Managed living units (2)	8,140	7,290	850	11.7%
Number of total living units (1)(2)	31,051	30,389	662	2.2%

Owned and leased communities (1):
Occupancy %(2)	85.1%	85.5%	n/a	(40)	bps
Average monthly rate(3)	$4,654	$4,623	$31	0.7%
Percent of senior living revenue from Medicaid	11.4%	10.7%	n/a	70	bps
Percent of senior living revenue from Medicare	10.5%	12.0%	n/a	(150)	bps
Percent of senior living revenue from private and other sources	78.1%	77.3%	n/a	80	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)

For the quarter ended March 31, 2016, the calculation of occupancy includes only living units categorized as in service; the prior period occupancy calculation included certain living units categorized as out of service.

(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2015):

	Three Months Ended March 31,
(dollars in thousands, except average monthly rate)	2016	2015	Change	%/bps Change
Senior living revenue	$279,046	$275,173	$3,873	1.4%
Management fee revenue	2,546	2,523	23	0.9%
Senior living wages and benefits	(135,572)	(133,253)	(2,319)	(1.7)%
Other senior living operating expenses	(69,394)	(72,225)	2,831	3.9%

Total number of communities (end of period):
Owned and leased communities(1)	212	212	n/a	—
Managed communities	46	46	n/a	—
Number of total communities(1)	258	258	n/a	—

Total number of living units (end of period):
Owned and leased living units (1)(2)	22,760	23,099	(339)	(1.5)%
Managed living units (2)	7,256	7,290	(34)	(0.5)%
Number of total living units (1)(2)	30,016	30,389	(373)	(1.2)%

Owned and leased communities (1):
Occupancy %(2)	85.1%	85.5%	n/a	(40)	bps
Average monthly rate(3)	$4,671	$4,623	$48	1.0%
Percent of senior living revenue from Medicaid	11.5%	10.7%	n/a	80	bps
Percent of senior living revenue from Medicare	10.5%	12.0%	n/a	(150)	bps
Percent of senior living revenue from private and other sources	78.0%	77.3%	n/a	70	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)

For the quarter ended March 31, 2016, the calculation of occupancy includes only living units categorized as in service; the prior period occupancy calculation included certain living units categorized as out of service.

(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Our senior living revenue increased by 1.8% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to an increase in average monthly rates to residents who pay privately for services and an increase in the number of communities owned compared to the 2015 period, as well as a $2.4 million revenue reserve recorded in the 2015 period for historical Medicare payments we received and expect to repay in connection with a Medicare compliance related assessment at one of our SNFs, partially offset by a decrease in occupancy.

Our management fee revenue and reimbursed costs at our managed communities increased 11.1% and 9.0%, respectively, for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to an increase in the number of managed communities from 46 to 60 and an increase in average monthly rates to private pay residents, partially offset by a decrease in occupancy at our comparable communities.

Our senior living wages and benefits increased by 1.9% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to annual wage increases and our acquisition of two senior living communities during the fourth quarter of 2015.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, decreased by 3.4% primarily due to approximately $2.3 million of professional fees and other costs we incurred in connection with a compliance related assessment at one of our SNFs during the first quarter of 2015.

Our rent expense increased by 0.9% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to additional rent related to senior living community capital improvements purchased by SNH since

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

January 1, 2015 pursuant to our leases with SNH, partially offset by rent reductions as a result of the sale of certain communities that we leased from SNH during 2015.

General and administrative expenses increased by 0.7% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to increased business management fees resulting from the increased size of our business.

Our depreciation and amortization expense increased by 18.6% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to our acquisition of two senior living communities during the fourth quarter of 2015 and capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs arising from our purchase of furniture and fixtures for our owned senior living communities.

Our interest, dividend and other income increased by 20.5% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to higher investable cash and cash equivalents balances.

Our interest and other expense increased by 10.9% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the assumption of a mortgage note in connection with our acquisition of a senior living community during the fourth quarter of 2015, and an increase in borrowings under our Credit Facility.

Loss (gain) on sale of available for sale securities reclassified from other comprehensive income represents our realized loss (gain) on investments.

For each of the three months ended March 31, 2016 and 2015, we recognized income tax expense from continuing operations of $0.3 million. As of December 31, 2015, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2026 if unused, were approximately $125.5 million, and our tax credit carry forwards, which begin to expire in 2022 if unused, were approximately $19.4 million.  For more information about our taxes, please see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Discontinued operations:

We recorded a loss from discontinued operations for the three months ended March 31, 2016 of $0.3 million compared to a loss of $0.5 million for the same period in 2015. We did not recognize any income tax expense or benefit from our discontinued operations for the three months ended March 31, 2016 or 2015.  The loss from discontinued operations for the three months ended March 31, 2016 was primarily due to impairment charges recorded at our one senior living community remaining in discontinued operations. The loss from discontinued operations for the three months ended March 31, 2015 was primarily due to losses incurred at assisted living communities and SNFs that we have sold.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had $12.3 million of unrestricted cash and cash equivalents and $89.4 million available to borrow under our Credit Facility.  Our Credit Facility matures on April 13, 2017; although we intend to refinance or replace our Credit Facility on or before its maturity, there can be no assurance we will be able to do so or what the terms or timing of any such refinancing or replacement might be. We expect to use the cash flow from our operations, our cash balances, borrowings under our Credit Facility or any replacement credit facility, possible sale leaseback transactions involving our owned communities and proceeds from our sales to SNH of qualified capital improvements we may make to communities that we lease from SNH for increased rent pursuant to our leases with SNH to fund our operations, debt funding obligations, investments in and maintenance of our senior living communities, future acquisitions and other general business purposes. We have also in the past incurred debt in addition to our Credit Facility, assumed mortgage debt in connection with certain of our acquisitions and mortgage financed our properties and we may do so in the future. We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter.  If, however, we are unable to replace or refinance our Credit Facility, our occupancies continue to decline, the non-government payment rates we receive for our services decline, government reimbursement rates are reduced and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

we are unable to generate positive cash flow for an extended period, or for other reasons, we expect that we would explore alternatives to fund our operations.  Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Facility or a replacement credit facility, if any, mortgage financing our owned communities that are not subject to existing mortgages and issuing new debt or equity securities. We may also elect to pursue such funding sources for other business reasons, including to grow our business.

Assets and Liabilities

At March 31, 2016, we had cash and cash equivalents of $12.3 million compared to $14.7 million at December 31, 2015. Our total current assets at March 31, 2016 and December 31, 2015 were $112.0 million and $112.1 million, respectively. Our total current and long term liabilities were $242.3 million and $105.3 million, respectively, at March 31, 2016 compared to $243.9 million and $103.4 million, respectively, at December 31, 2015. The decrease in our total current liabilities primarily relates to a payment made in connection with the settlement of the Arizona litigation matter, a decrease in the estimated current portion of our professional and general liability insurance reserves and other timing differences in our payables and accrued costs, partially offset by an increase in outstanding borrowings under our Credit Facility. The increase in our total long term liabilities primarily relates to an increase in the estimated long term portions of our workers’ compensation and professional and general liability insurance liabilities.

We had cash flows used in operating activities of $4.7 million for the three months ended March 31, 2016 compared to cash flows provided by operating activities of $16.0 million for the same period in 2015. The decrease in our cash flows from operating activities for the three months ended March 31, 2016 was primarily due to a payment made in connection with the settlement of the Arizona litigation matter, the timing of certain payments received from a related party and timing of other payables made by us before the period ended March 31, 2016. Acquisitions of property and equipment, on a net basis after considering the proceeds from sales of such assets to SNH, were $8.5 million and $7.5 million for the three months ended March 31, 2016 and 2015, respectively.  We had cash flows provided by financing activities of $9.7 million compared to cash flows used in financing activities of $5.4 million for the three months ended March 31, 2016 and 2015, respectively. The increases in our cash flows provided by financing activities for the three months ended March 31, 2016 were due to increased borrowings under our Credit Facility primarily to fund certain operations described above.

Compliance Matters

For a discussion of a pending compliance matter, please see Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Our Leases and Management Agreements with SNH

As of March 31, 2016, we leased 177 senior living communities from SNH under four leases.  Our total annual rent payable to SNH as of March 31, 2016 was $192.8 million, excluding percentage rent based on increases in gross revenues at certain communities.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization, was $49.4 million and $48.9 million for the three months ended March 31, 2016 and 2015, respectively, which included approximately $1.5 million and $1.4 million in estimated percentage rent due to SNH for the three months ended March 31, 2016 and 2015, respectively.

Upon our request, SNH may purchase capital improvements made at the communities we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us. During the three months ended March 31, 2016, we sold to SNH $5.8 million of capital improvements made at the communities we lease from SNH and these purchases resulted in our annual rent being increased by approximately $0.5 million.

For more information regarding our leases and management agreements with SNH, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, and Note 15 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Acquisition and Disposition Activity

In June 2013, we began to offer for sale an assisted living community we own with 32 living units located in Alabama; we are continuing to market this community for sale.

In April 2016, we began managing two senior living communities for the account of SNH. One of those senior living communities is located in North Carolina and has 87 living units. The other senior living community is located in Georgia and has 38 living units. We are managing these two communities pursuant to separate management agreements on terms substantially consistent with our other management agreements with SNH for senior living communities that include assisted living units.

We expect to enter into a management agreement with SNH in the second quarter of 2016 to manage a senior living community SNH owns located in Alabama with 163 living units. We expect the management agreement will contain terms substantially consistent with our other management agreements with SNH for senior living communities that include assisted living units.

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operations, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent pursuant to our leases with SNH) and principal and interest payments on our debt.

During the past several years, weak economic conditions throughout the country have negatively affected many businesses both in and outside of our industry. These conditions have resulted in, among other things, a decrease in our senior living communities’ occupancy, and it is unclear when these conditions may materially improve. Although many of the services that we provide are needs driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of current economic circumstances.  In recent years, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services.  For the past two to three years, low capital costs appear to have encouraged increased senior living development.  As the recently developed senior living communities begin operations during the next two years, we expect to have continuing challenges to maintain or increase occupancies and the rates we charge at our senior living communities.

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services.  These programs are discussed in “Government Regulation and Reimbursement” in Part I, Item 1 of our Annual Report. We derived approximately 21.9% and 22.7% of our total revenues from continuing operations from these programs during the three months ended March 31, 2016 and 2015, respectively.

Our net Medicare revenues from services to senior living community residents from continuing operations totaled $28.8 million and $32.8 million during the three months ended March 31, 2016 and 2015, respectively. Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $31.5 million and $29.4 million during the three months ended March 31, 2016 and 2015, respectively.

Our Medicare net revenues are impacted by periodic adjustments to the Prospective Payment System, or PPS, by the Centers for Medicare & Medicaid Services, or CMS.  PPS is a method of reimbursement in which Medicare payment is made based on a predetermined, fixed amount.  In the SNF PPS, per diem payments are case-adjusted for each resident, using a classification system based on resident assessments and staff time data.  CMS updates PPS rates by facility type annually.  CMS issued updated SNF PPS rates for federal fiscal year 2016, which went into effect on October 1, 2015.  As part of this rule, CMS applied a net increase of 1.2% to Medicare payment rates for SNFs, which takes into account a 2.3% market basket increase for inflation reduced by a 0.6% forecast error adjustment and a 0.5% productivity adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On April 21, 2016, CMS proposed a rule updating Medicare payments to SNFs for federal fiscal year 2017, which CMS estimated would increase payments to SNFs by an aggregate of 2.1%, or approximately $800.0 million, compared to federal fiscal year 2016.  Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012, however, Medicare payment rates will be lower for federal fiscal year 2017 than they were in federal fiscal year 2011.  The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs we may incur for services to our residents whose services are paid for by Medicare.

As part of its rule for federal fiscal year 2016, CMS amended the Medicare and Medicaid conditions of participation to require SNFs to submit staffing information based on payroll and other verifiable data to CMS.  CMS also will implement a SNF quality reporting program, as required by the Improving Medicare Post-Acute Transformation Act of 2014, or the IMPACT Act.  Starting in federal fiscal year 2018, SNFs that fail to timely comply with the reporting requirements will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year.  The United States Department of Health and Human Services will also make this data publicly available pursuant to certain procedures to be established.  As part of the Protecting Access to Medicare Act of 2014, in the SNF PPS final rule for fiscal year 2016, CMS adopted a 30 day all-cause, all-condition hospital readmission measure for SNFs, which, by October 1, 2016, will be replaced with an all-condition, risk-adjusted potentially preventable hospital readmission rate for SNFs.  Beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on this measure.  To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting on October 1, 2018 and then redistribute between 50% and 70% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure.

On August 27, 2015, CMS announced that it will conduct the second phase of the “Initiative to Reduce Avoidable Hospitalizations Among Nursing Facility Residents”, a pilot program first announced in 2012, which will be continued in partnership with selected organizations from October 2016 to October 2020.  In this phase of the initiative, participants will test whether a new payment model for SNFs and practitioners, together with evidence based clinical and educational interventions that participants are currently implementing, will further reduce avoidable hospitalizations, lower combined Medicare and Medicaid spending and improve the quality of care received by long stay SNF residents.

On July 13, 2015, CMS released a proposed rule to comprehensively update the requirements for long term care facilities that participate in Medicare and Medicaid, including our SNFs.  The proposed rule would institute a broad range of new requirements, some of which stem from statutory modifications under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and the IMPACT Act.  In particular, the proposed rule would require our SNFs to:  train staff on care for residents with dementia and on abuse prevention; consider residents’ health needs when making decisions about the kinds and levels of staffing; ensure that staff have the appropriate skills and competencies to provide individualized care; augment care planning activities, including considering residents’ goals and preferences and, on discharge, giving residents necessary follow up information and improving communication with receiving facilities or services; permit dietitians and therapy providers to write orders under certain circumstances; provide greater food choice for residents; implement an updated infection prevention and control program, including requiring each of our SNFs to designate an infection prevention and control officer; and strengthen residents’ rights.  In addition, the proposed rule would require our SNFs to:  alter their staffing levels and competencies based on the results of mandated facility assessments; develop, implement and maintain a compliance and ethics program and quality assurance and performance improvement program; and implement new practices surrounding the preparation and implementation of care plans and discharge summaries, among other new requirements.  CMS has stated its intention to finalize the rule prior to the three-year statutory deadline for finalization, or by July 2018.  These proposals, if finalized, would increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, such as our SNFs.  CMS estimates in the proposed rule that the per facility cost of complying with all of the new requirements would be approximately $46,000 in the first year, and approximately $41,000 each year thereafter.  We believe that CMS estimates of cost increases arising from these new requirements may be low.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by 2.0% through 2023. In 2014 and 2015, Congress approved two additional one year extensions of Medicare sequestration, through 2025. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits.  The automatic 2.0% payment cuts took effect on April 1, 2013, and had an adverse effect on our operations and financial results during 2014 and 2015.  Recent legislation appears to have modified some aspects of the sequestration process, but at this time it is unclear what impact this legislation may have on Medicare payments we receive.  Any future reductions in Medicare payment rates could be material and adverse to our financial results.  Furthermore, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, incrementally reduced the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid.  Because nearly 90% of SNF bad debt has historically been related to dual eligible beneficiaries, this rule has a substantial negative effect on SNFs, including some that we operate.  The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013 and going forward.

Our Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS.  On April 14, 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 31, 2015 through December 31, 2017, further postponing the implementation of strict limits on Medicare payments for outpatient therapies.  MACRA also repealed the Sustainable Growth Rate, or SGR, formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 1, 2015, and replaced the SGR formula with a different reimbursement methodology.  In addition, starting in 2019, providers may be subject to either Merit-Based Incentive System, or MIPS, payment adjustments or alternative payment model, or APM, incentive payments.  MIPS is a new Medicare program that combines certain parts of existing quality and incentive programs into a single program that addresses quality, resource use, clinical practice improvement and meaningful use of electronic health records.  APMs are new models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries, such as bundled payments.

Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.  From 2015 through 2024, Medicaid spending is expected to grow by an average annual rate of 5.9%, mainly driven by increased spending per beneficiary due to aging of the population and more gradual growth in enrollment.  Effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since 2008.  We expect the ending of these temporary federal payments, combined with other state budgetary pressures, to result in continued challenging state fiscal conditions, particularly in the 19 states that are not participating in Medicaid expansion. As a result, some state budget deficits may increase, and certain states may continue to reduce Medicaid payments to healthcare services providers like us as part of an effort to balance their budgets. These state level cuts have the potential to negatively impact our revenue from Medicaid sources.

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results. The ACA requires various changes in healthcare insurance programs and healthcare delivery systems to be implemented and some new systems to be developed.   If the changes implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to residents, our future financial results could be materially and adversely affected.

Governmental authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse, as well as monitoring quality of care and patient outcomes.  For example, on March 30, 2016, the United States Department of Justice announced the launch of ten regional intergovernmental task forces across the country to help identify and take enforcement action against nursing homes that provide substandard care to residents.  We expect that increased enforcement and monitoring by government agencies will cause us to expend considerable amounts on regulatory compliance and likely reduce the profits available from providing healthcare services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Debt Financings and Covenants

As of March 31, 2016, we had $60.0 million of outstanding borrowings under our Credit Facility and $61.8 million of outstanding mortgage debt.  As of March 31, 2016, we believe we were in compliance with all applicable covenants under our debt agreements. Our $25.0 million secured revolving line of credit matured in March 2016, and we determined not to extend or replace this facility. As of May 3, 2016, we had $60.0 million outstanding under our Credit Facility.

In April 2016, we extended the maturity date of our Credit Facility to April 13, 2017, and we paid a fee of $0.3 million in connection with this extension. There can be no assurance that we will be successful in renewing, refinancing or replacing our Credit Facility when it expires and any such renewal, refinancing or replacement may be on terms less favorable to us than the current terms. For more information regarding our debt financings and covenants, please see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Off Balance Sheet Arrangements

We have pledged certain of our accounts receivable and certain other assets, with a carrying value, as of March 31, 2016, of $14.9 million arising from our operation of 26 communities owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of March 31, 2016, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust and others related to them.  For example, SNH is our former parent company, our largest stockholder, our largest landlord and the owner of senior living communities that we manage; RMR LLC provides management services to both us and to SNH and RMR LLC employs certain of our and SNH’s executive officers; we lease our headquarters from ABP Trust, the indirect controlling shareholder of RMR LLC, which is owned in part by one of our Managing Directors; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC.  For further information about these and other such relationships and related person transactions, please see “Our Leases and Management Agreements with SNH” above, Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and our other filings with the SEC.  In addition, please see “Risk Factors” in Part I, Item 1A of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.  We may engage in additional transactions with related persons, including companies to which RMR LLC or its affiliates provide management services.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “MAY” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE FINAL AMOUNT OF MEDICARE REPAYMENTS AND PENALTIES WHICH WILL BE DUE AS A RESULT OF THE COMPLIANCE MATTER WE SELF REPORTED TO THE OIG,

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY, TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES AND TO SELL COMMUNITIES WE OFFER FOR SALE,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE IMPACT OF THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

•	OTHER MATTERS.

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

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,
•	COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,
•	INCREASES IN INSURANCE AND TORT LIABILITY AND OTHER COSTS,

•	INCREASES IN OUR LABOR COSTS OR IN COSTS WE PAY FOR GOODS AND SERVICES,
•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING DIRECTORS, SNH, RMR LLC, AIC AND OTHERS AFFILIATED WITH THEM,
•	DELAYS OR NONPAYMENTS OF GOVERNMENT PAYMENTS TO US THAT COULD RESULT FROM GOVERNMENT SHUTDOWNS OR OTHER CIRCUMSTANCES,
•

COMPLIANCE WITH, AND CHANGES TO FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS, COSTS AND ADMINISTRATIVE BURDENS THAT MAY REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

WE BELIEVE THAT OUR LIABILITY INSURER MAY BE FINANCIALLY RESPONSIBLE FOR MORE THAN IT HAS PAID IN CONNECTION WITH OUR SETTLEMENT OF THE ARIZONA LITIGATION AND WE ARE SEEKING ADDITIONAL PAYMENTS FROM OUR LIABILITY INSURER. HOWEVER, OUR LIABILITY INSURER HAS DENIED COVERAGE FOR ANY ADDITIONAL AMOUNTS. WE CANNOT PREDICT THE OUTCOME OF OUR ON-GOING NEGOTIATIONS OR ANY POTENTIAL FUTURE LITIGATION WITH OUR LIABILITY INSURER AND ANY POTENTIAL LITIGATION BETWEEN US AND OUR LIABILITY INSURER MAY ITSELF BE EXPENSIVE.

•

IN MAY 2015, WE SUBMITTED A FINAL SUPPLEMENTAL DISCLOSURE TO THE OIG REGARDING OUR VOLUNTARY DISCLOSURE OF CERTAIN DEFICIENCIES RELATED TO MEDICARE PAYMENTS WE PREVIOUSLY RECEIVED. ALTHOUGH WE HAVE ACCRUED A REVENUE RESERVE FOR HISTORICAL MEDICARE PAYMENTS WE EXPECT TO REPAY AND WE ACCRUED A RESERVE FOR ADDITIONAL ASSOCIATED COSTS WE INCURRED OR EXPECT TO INCUR, INCLUDING OIG PENALTIES, THERE CAN BE NO ASSURANCE THAT OUR RESERVES WILL BE ADEQUATE TO COVER THE PAYMENT OBLIGATIONS WE ARE FINALLY DETERMINED TO OWE OR ADDITIONAL ASSOCIATED COSTS. ALSO, ADDITIONAL DEFICIENCIES MAY BE DISCOVERED THAT COULD INCREASE OUR LIABILITY TO THE OIG AND THE ASSOCIATED COSTS,

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

•

WE MAY ENTER INTO ADDITIONAL, EXPANDED, OR AMENDED LEASES, MANAGEMENT AGREEMENTS OR POOLING AGREEMENTS WITH SNH TO LEASE OR MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES THAT SNH ACQUIRES OR THAT SNH CURRENTLY OWNS OR OTHER TRANSACTIONS WITH SNH. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL, EXPANDED OR AMENDED LEASES, MANAGEMENT AGREEMENTS OR POOLING AGREEMENTS OR OTHER TRANSACTIONS,

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
•

AT MARCH 31, 2016, WE HAD $12.3 MILLION OF CASH AND CASH EQUIVALENTS AND $89.4 MILLION OF REMAINING AVAILABILITY UNDER OUR CREDIT FACILITY. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, SNH IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS WE MAY MAKE TO THE LEASED COMMUNITIES. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•

IN RECENT YEARS ECONOMIC INDICATORS REFLECT AN IMPROVING HOUSING MARKET AND MANY OF THE SERVICES WE PROVIDE ARE NEEDS DRIVEN.  THESE FACTORS MAY IMPLY THAT ECONOMIC CONDITIONS WILL IMPROVE AND THAT OUR REVENUES AND PROFITABILITY WILL IMPROVE.  HOWEVER, THERE CAN BE NO ASSURANCE THAT GENERAL ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE EXISTS ANY PENT UP DEMAND FOR SERVICES WE PROVIDE OR THAT, EVEN IF THERE IS SUCH DEMAND, THAT WE WOULD BE SUCCESSFUL IN ATTRACTING SUCH DEMAND, OR THAT OUR REVENUES AND PROFITS WILL IMPROVE. FURTHER, MORE RECENT ECONOMIC INDICATORS MAY INDICATE DECLINING ECONOMIC ACTIVITY, WHICH COULD BE HARMFUL TO OUR BUSINESS AND CAUSE US TO EXPERIENCE CONTINUING LOSSES,

•

RESIDENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND OUR INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENTS AND OTHER PAYERS,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,
•

THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR CREDIT FACILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF THE PROPERTIES SECURING OUR OBLIGATIONS UNDER THAT FACILITY. ACCORDINGLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY AT ANY TIME MAY BE LESS THAN $150.0 MILLION.  ADDITIONALLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH THAT FACILITY,
•

OUR CREDIT FACILITY MATURES ON APRIL 13, 2017; ALTHOUGH WE INTEND TO REFINANCE OR REPLACE OUR CREDIT FACILITY ON OR BEFORE ITS MATURITY, THERE CAN BE NO ASSURANCE WE WILL BE ABLE TO DO SO OR WHAT THE TERMS OR TIMING OF ANY SUCH REFINANCING OR REPLACEMENT MIGHT BE,

•

WE EXPECT TO ENTER INTO A MANAGEMENT AGREEMENT WITH SNH IN THE SECOND QUARTER OF 2016 TO MANAGE A SENIOR LIVING COMMUNITY SNH OWNS.  WE MAY NOT BE ABLE TO ENTER INTO THIS MANAGEMENT AGREEMENT ON ACCEPTABLE TERMS OR

OTHERWISE, AND OUR ENTRY INTO THIS MANAGEMENT AGREEMENT MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS MAY CHANGE,
•

WE ARE OFFERING FOR SALE ONE COMMUNITY WHICH WE OWN. WE MAY BE UNABLE TO SELL THIS COMMUNITY ON ACCEPTABLE TERMS OR AT AN AMOUNT EQUAL TO OR GREATER THAN ITS BOOK VALUE. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT THIS COMMUNITY WILL BE SOLD OR WHAT THE TERMS OR TIMING OF ANY SALE MAY BE, AND WE MAY EXPERIENCE A LOSS IF THIS COMMUNITY IS SOLD,

•

CONTINGENCIES IN OUR AND SNH’S APPLICABLE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR AND SNH’S APPLICABLE ACQUISITIONS AND/OR SALES AND ANY RELATED LEASES OR MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

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

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING SNH, RMR LLC, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION, REGULATIONS OR RULE MAKING AFFECTING OUR BUSINESS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT AND IN OUR ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART II.  Other Information

Item 1. Legal Proceedings

There have been no material developments in our legal proceedings from those disclosed in our Annual Report. For a description of certain recent litigation, please see Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors from those we previously disclosed in our Annual Report.

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: May 4, 2016

/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 4, 2016