Form 10-Q
period 2016-06-30
FIVE STAR QUALITY CARE INC
filed 2016-08-04
CIK 1159281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of August 3, 2016:  49,520,891.

FIVE STAR QUALITY CARE, INC.

FORM 10-Q

JUNE 30, 2016

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.   Financial Information

Item 1.  Condensed Consolidated Financial Statements

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$64,306	$14,672
Accounts receivable, net of allowance of $3,631 and $3,592 at June 30, 2016 and December 31, 2015, respectively	36,909	37,829
Due from related persons	10,348	9,731
Investments in available for sale securities, of which $11,893 and $11,471 are restricted at June 30, 2016 and December 31, 2015, respectively	27,465	26,417
Restricted cash	11,312	3,301
Prepaid expenses and other current assets	18,192	19,138
Assets of discontinued operations	797	981
Total current assets	169,329	112,069

Property and equipment, net	351,492	383,858
Equity investment of an investee	7,016	6,827
Restricted cash	2,073	2,821
Restricted investments in available for sale securities	19,742	23,166
Other long term assets	2,767	3,029
	$552,419	$531,770
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$10,000	$50,000
Accounts payable and accrued expenses	78,078	93,205
Accrued compensation and benefits	42,128	32,127
Due to related persons	17,706	17,870
Mortgage notes payable	1,854	1,807
Accrued real estate taxes	11,779	12,207
Security deposits and current portion of continuing care contracts	5,601	6,129
Other current liabilities	33,483	30,399
Liabilities of discontinued operations	49	176
Total current liabilities	200,678	243,920

Long term liabilities:
Mortgage notes payable	59,457	60,396
Continuing care contracts	1,090	1,267
Accrued self insurance obligations	36,121	37,588
Deferred gain on sale and leaseback transaction with Senior Housing Properties Trust	76,006	—
Other long term liabilities	3,677	4,147
Total long term liabilities	176,351	103,398

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 49,520,891 and 49,476,611 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	495	494
Additional paid in capital	359,205	358,665
Accumulated deficit	(187,911)	(177,622)
Accumulated other comprehensive income	3,601	2,915
Total shareholders’ equity	175,390	184,452
	$552,419	$531,770

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Senior living revenue	$279,023	$277,935	$559,113	$553,108
Management fee revenue	2,815	2,699	5,619	5,222
Reimbursed costs incurred on behalf of managed communities	61,095	61,635	122,413	117,912
Total revenues	342,933	342,269	687,145	676,242

Operating expenses:
Senior living wages and benefits	135,892	136,351	271,696	269,604
Other senior living operating expenses	71,934	71,245	141,675	143,470
Costs incurred on behalf of managed communities	61,095	61,635	122,413	117,912
Rent expense	50,117	49,657	100,212	99,285
General and administrative expenses	17,573	18,181	35,676	36,163
Depreciation and amortization expense	9,850	8,123	19,449	16,218
Long lived asset impairment	—	—	306	—
Total operating expenses	346,461	345,192	691,427	682,652

Operating loss	(3,528)	(2,923)	(4,282)	(6,410)

Interest, dividend and other income	264	243	529	463
Interest and other expense	(1,511)	(1,137)	(3,012)	(2,491)
Gain on early extinguishment of debt	—	692	—	692
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	344	18	235	38

Loss from continuing operations before income taxes and equity in earnings of an investee	(4,431)	(3,107)	(6,530)	(7,708)
Provision for income taxes	(3,486)	(280)	(3,775)	(584)
Equity in earnings of an investee	17	23	94	95
Loss from continuing operations	(7,900)	(3,364)	(10,211)	(8,197)
Income (loss) from discontinued operations	234	(546)	(78)	(1,015)

Net loss	$(7,666)	$(3,910)	$(10,289)	$(9,212)

Weighted average shares outstanding—basic and diluted	48,813	48,399	48,802	48,382

Basic and diluted loss per share from:
Continuing operations	$(0.16)	$(0.07)	$(0.21)	$(0.17)
Discontinued operations	—	(0.01)	—	(0.02)
Net loss per share—basic and diluted	$(0.16)	$(0.08)	$(0.21)	$(0.19)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(7,666)	$(3,910)	$(10,289)	$(9,212)
Other comprehensive (loss) income :
Unrealized (loss) gain on investments in available for sale securities, net of tax of $545, $0, $545 and $0, respectively	(99)	(576)	826	(126)
Equity in unrealized gain (loss) of an investee	43	(64)	95	(19)
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax	(344)	(18)	(235)	(38)
Other comprehensive (loss) income	(400)	(658)	686	(183)
Comprehensive loss	$(8,066)	$(4,568)	$(9,603)	$(9,395)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,289)	$(9,212)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	19,449	16,218
Gain on early extinguishment of debt	—	(742)
Loss from discontinued operations before income tax	78	1,015
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	(235)	(38)
Loss on disposal of property and equipment	37	56
Long lived asset impairment	306	—
Equity in earnings of an investee	(94)	(95)
Stock based compensation	542	788
Provision for losses on receivables	1,899	2,880
Other noncash (income) expense adjustments, net	(316)	278
Changes in assets and liabilities:
Accounts receivable	(979)	(2,565)
Prepaid expenses and other assets	76	(627)
Accounts payable and accrued expenses	(16,809)	4,081
Accrued compensation and benefits	10,001	10,115
Due to/from related persons, net	(198)	448
Other current and long term liabilities	(6,406)	1,358
Cash (used in) provided by operating activities	(2,938)	23,958

Cash flows from investing activities:
Increase in restricted cash and investment accounts, net	(7,263)	(2,830)
Acquisition of property and equipment	(26,981)	(25,175)
Purchases of available for sale securities	(4,987)	(298)
Proceeds from sale of property and equipment to Senior Housing Properties Trust	11,710	8,902
Proceeds from sale and leaseback transaction with Senior Housing Properties Trust	112,350	—
Proceeds from sale of available for sale securities	8,685	2,817
Cash provided by (used in) investing activities	93,514	(16,584)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	25,000	5,000
Repayments of borrowings on revolving credit facility	(65,000)	(5,000)
Repayments of mortgage notes payable	(621)	(5,498)
Payment of deferred financing fees	(300)	(300)
Cash used in financing activities	(40,921)	(5,798)

Cash flows from discontinued operations:
Net cash used in operating activities	(12)	(536)
Net cash used in investing activities	(9)	(12)
Net cash flows used in discontinued operations	(21)	(548)

Change in cash and cash equivalents	49,634	1,028
Cash and cash equivalents at beginning of period	14,672	20,988
Cash and cash equivalents at end of period	$64,306	$22,016

Supplemental cash flow information:
Cash paid for interest	$2,952	$2,088
Cash paid for income taxes, net	$932	$750

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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of June 30, 2016, we operated 276 senior living communities located in 32 states with 31,191 living units, including 245 primarily independent and assisted living communities with 28,590 living units and 31 SNFs with 2,601 living units.  As of June 30, 2016, we owned and operated 26 communities (2,703 living units), we leased and operated 188 communities (20,249 living units) and we managed 62 communities (8,239 living units).  Our 276 senior living communities, as of June 30, 2016, included 10,673 independent living apartments, 15,574 assisted living suites and 4,944 skilled nursing beds.  The foregoing numbers exclude one senior living community with 32 living units that we own and which is classified as a discontinued operation and exclude living units categorized as out of service.

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

Note 2. Recent Accounting Pronouncements

In December 2015, we early adopted FASB Accounting Standards Update, or ASU, No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a consolidated balance sheet rather than the former presentation of separating deferred tax assets and liabilities into current and noncurrent amounts. We adopted this ASU using prospective application. Since we have recognized a full deferred tax valuation allowance since 2014 and our deferred tax assets and liabilities net to zero, the implementation of this ASU did not have a material impact on our consolidated financial statements.

On January 1, 2016, we adopted FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of ASU No. 2015-03 did not have a material impact on our condensed consolidated financial statements.  The adoption of ASU No. 2015-15 did not result in any changes in the classification of capitalized debt issuance costs related to our secured revolving credit facility.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis, to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead reflects an entity’s current

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have on our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2016	2015
Land	$22,261	$25,410
Buildings and improvements	302,093	338,522
Furniture, fixtures and equipment	176,800	165,497
Property and equipment, at cost	501,154	529,429
Accumulated depreciation	(149,662)	(145,571)
Property and equipment, net	$351,492	$383,858

We recorded depreciation expense relating to our property and equipment of $9,197 and $8,110 for the three months ended June 30, 2016 and 2015, respectively, and $18,143 and $15,978 for the six months ended June 30, 2016 and 2015, respectively.

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $306 of impairment charges to certain of our long lived assets in continuing operations for the six months ended June 30, 2016.

As of June 30, 2016, we had $6,136 of assets included in our property and equipment that we currently expect to request that Senior Housing Properties Trust, or, together with its subsidiaries, SNH, purchase from us for an increase in future rent; however, SNH is not obligated to purchase such amounts. Please see Note 10 for more information regarding our leases and other arrangements with SNH, including the June 2016 sale and leaseback transaction.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the six months ended June 30, 2016:

	Equity Investment of an Investee	Investments in Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2016	$30	$2,885	$2,915
Unrealized gain on investments, net of tax of $0, $545 and $545, respectively	—	826	826
Equity in unrealized gain of an investee	95	—	95
Reclassification adjustment:
Realized gain on investments, net of tax	—	(235)	(235)
Balance at June 30, 2016	$125	$3,476	$3,601

Accumulated other comprehensive income represents the unrealized gains and losses of our investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC.

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 5.  Income Taxes

For the six months ended June 30, 2016, we recognized income tax expense from our continuing operations of $3,775, which consists of a current state tax payable of $4,320 related primarily to the gain on sale for tax purposes associated with the June 2016 sale and leaseback transaction discussed in Note 10, net of federal and state intraperiod tax allocation benefits totaling $545 related to the unrealized gains on our available for sale securities.  We have not recognized any federal income tax expense attributable to federal taxable income because the federal taxable income and expense in the three and six months ended June 30, 2016 was offset by our federal net operating loss carry forwards and tax credit carry forwards.  We did not recognize any income tax expense or benefit from our discontinued operations for any period presented.

As of June 30, 2016, after reduction for the amounts utilized to offset federal taxable income in the six months ended June 30, 2016, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2033 if unused, were approximately $52,104, and our tax credit carry forwards, which begin expiring in 2027 if unused, were approximately $17,957.  We have an additional $427 of federal net operating loss carry forwards not included in the $52,104, that are attributable to unvested stock grants which will be recorded as an increase to additional paid in capital once they are realized in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. Our federal net operating loss carry forwards and tax credit carry forwards are subject to possible audit and adjustment by the Internal Revenue Service.

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

Note 6.  Earnings Per Share

We calculated basic earnings per common share, or EPS, for the three and six months ended June 30, 2016 and 2015 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The three months ended June 30, 2016 and 2015 had 930,605 and 529,217, respectively, and the  six months ended June 30, 2016 and 2015 had 936,424 and 616,541,respectively of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because  to do so would have been antidilutive.

The following table provides a reconciliation of loss from continuing operations and loss from discontinued operations and the number of common shares used in the calculations of diluted EPS:

	Three Months Ended June 30,
	2016			2015
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
Loss from continuing operations	$(7,900)	48,813	$(0.16)	$(3,364)	48,399	$(0.07)
Dilutive effect of unvested restricted shares	—	—		—	—
Diluted loss from continuing operations	$(7,900)	48,813	$(0.16)	$(3,364)	48,399	$(0.07)
Diluted income (loss) from discontinued operations	$234	48,813	$—	$(546)	48,399	$(0.01)

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2016			2015
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
Loss from continuing operations	$(10,211)	48,802	$(0.21)	$(8,197)	48,382	$(0.17)
Dilutive effect of unvested restricted shares	—	—		—	—
Diluted loss from continuing operations	$(10,211)	48,802	$(0.21)	$(8,197)	48,382	$(0.17)
Diluted loss from discontinued operations	$(78)	48,802	$—	$(1,015)	48,382	$(0.02)

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

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Recurring Fair Value Measures

The tables below present the assets measured at fair value at June 30, 2016 and December 31, 2015 categorized by the level of inputs used in the valuation of each asset.

	As of June 30, 2016
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$13,159	$13,159	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	3,357	3,357	—	—
REIT industry	272	272	—	—
Other	4,857	4,857	—	—
Total equity securities	8,486	8,486	—	—
Debt securities
International bond fund(3)	2,467	—	2,467	—
High yield fund(4)	2,437	—	2,437	—
Industrial bonds	5,833	—	5,833	—
Government bonds	14,569	7,812	6,757	—
Financial bonds	2,327	—	2,327	—
Other	11,088	—	11,088	—
Total debt securities	38,721	7,812	30,909	—
Total available for sale securities	47,207	16,298	30,909	—
Total	$60,366	$29,457	$30,909	$—

	As of December 31, 2015
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$5,936	$5,936	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	3,746	3,746	—	—
REIT industry	270	270	—	—
Other	3,807	3,807	—	—
Total equity securities	7,823	7,823	—	—
Debt securities
International bond fund(3)	2,399	—	2,399	—
High yield fund(4)	2,245	—	2,245	—
Industrial bonds	6,007	—	6,007	—
Government bonds	16,612	8,661	7,951	—
Financial bonds	3,157	—	3,157	—
Other	11,340	—	11,340	—
Total debt securities	41,760	8,661	33,099	—
Total available for sale securities	49,583	16,484	33,099	—
Total	$55,519	$22,420	$33,099	$—

(1)

Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $11,142 and $4,027 of balances that are restricted at June 30, 2016 and December 31, 2015, respectively.

(2)

As of June 30, 2016, our investments in available for sale securities had a fair value of $47,207 with an amortized cost of $44,529; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,996, net of unrealized losses of $318. As of December

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

31, 2015, our investments in our available for sale securities had a fair value of $49,583 with an amortized cost of $48,040; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,113, net of unrealized losses of $570. At June 30, 2016, 17 of the securities we hold, with a fair value of $2,914, have been in a loss position for less than 12 months and 10 of the securities we hold, with a fair value of $1,316, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for what we believe to be extended periods of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the six months ended June 30, 2016 and 2015, we received gross proceeds of $8,685 and $2,817, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $375 and $38, respectively, and gross realized losses totaling $140 and $0, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

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

During the six months ended June 30, 2016, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2016.

The carrying values of accounts receivable and accounts payable approximate fair value as of June 30, 2016 and December 31, 2015.  The carrying value and fair value of our mortgage notes payable were $61,311 and $66,874, respectively, as of June 30, 2016 and $62,203 and $65,999, respectively, as of December 31, 2015, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

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

Note 8.  Indebtedness

We have a $100,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions. In April 2016, we extended the maturity date of our Credit Facility to April 13, 2017, and we paid a fee of $300 in connection with this extension.  We are required to pay interest at an annual rate of LIBOR plus a premium of 250 basis points, or 2.95% as of June 30, 2016, on borrowings under our Credit Facility.  We are also required to pay a quarterly fee of 0.35% per annum on the unused part of our Credit Facility. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity.  The weighted average annual interest rate for borrowings under our Credit Facility was 3.31% and 2.74% for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, we had $10,000 outstanding and an additional $76,270 available to borrow under our Credit Facility. We incurred interest expense and other associated costs related to our Credit Facility of $695 and $404 for the three months ended June 30, 2016 and 2015, respectively, and $1,332 and $1,013 for the six months ended June 30, 2016 and 2015, respectively.

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

We are the borrower under our Credit Facility, and certain of our subsidiaries guarantee our obligations under our Credit Facility, which is secured by real estate mortgages on 10 senior living communities with 1,178 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral. In connection with the June 2016 sale and leaseback transaction discussed in Note 10, we reduced the aggregate commitments under our Credit Facility from $150,000 to $100,000 because, as part of that transaction, we sold SNH five senior living communities that had been collateral under our Credit Facility prior to the sale. The amount of available borrowings under our Credit Facility is subject to our having qualified collateral, which is primarily based on the value of the properties securing our obligations under our Credit Facility. Accordingly, the availability of borrowings under our Credit Facility at any time may be less than $100,000.  Our Credit Facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us.  Our Credit Facility contains a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.

We previously had a $25,000 secured revolving line of credit that matured on March 18, 2016, which we determined not to extend or replace. We had no borrowings outstanding under this facility during either the six months ended June 30, 2016 or 2015. We incurred associated costs related to this facility of $0 and $48 for the three months ended June 30, 2016 and 2015, respectively, and $45 and $96 for the six months ended June 30, 2016 and 2015, respectively.

In June 2016, we initiated a so-called “step up” letter of credit for $11,700 as security for our workers’ compensation insurance program collateralized by approximately $8,000 in cash equivalents.  This letter of credit matures in June 2017.  We are required to increase the collateral under this letter of credit quarterly so that the stated amount of $11,700 is met by March 2017.  The cash collateral is classified as short term restricted cash in our condensed consolidated balance sheet at June 30, 2016.  At June 30, 2016, we had seven other irrevocable standby letters of credit outstanding, totaling $1,296, which secure certain of our other obligations. During the three months ended June 30, 2016, three of these letters of credit were renewed. These letters of credit currently mature between September 2016 and May 2017 but are renewed annually. Our obligations under these letters of credit are secured by cash or cash equivalents.

At June 30, 2016, six of our senior living communities were encumbered by mortgages with a carrying value of $61,311: (1) two of our communities were encumbered by Federal National Mortgage Association, or FNMA, mortgages; (2) two of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgages; and (3) two of our communities was encumbered by a mortgage from a commercial lender.  These mortgages contain standard mortgage covenants.  We recorded mortgage premiums in connection with our assumption of certain of these mortgages as part of our acquisitions of the encumbered communities in order to record the assumed mortgages at their estimated fair value. We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgages.  The weighted average annual interest rate on these mortgages was 6.27% as of June 30, 2016.  Payments of principal and interest are due monthly under these mortgages until the maturities at varying dates ranging from June 2018 to September 2032.  We incurred mortgage interest expense, including premium amortization, of $802 and $683 for the three months ended June 30, 2016 and 2015, respectively, and $1,619 and $1,381 for the six months ended June 30, 2016 and 2015, respectively. Our mortgage debts require monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows for our FNMA and FMCC mortgages require applicable FNMA and FMCC approval.

As of June 30, 2016, we believe we were in compliance with all applicable covenants under our Credit Facility and mortgage debts.

Note 9. Off Balance Sheet Arrangements

We have pledged our accounts receivable and certain other assets, with a carrying value, as of June 30, 2016, of $15,101, arising from our operation of 26 communities owned by SNH and leased to us to secure SNH’s borrowings from its

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

lender, FNMA.  As of June 30, 2016, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

SNH: We were a 100% owned subsidiary of SNH until SNH distributed our common shares to its shareholders in 2001. As of June 30, 2016, SNH owned 4,235,000 of our common shares, representing approximately 8.6% of our outstanding common shares.  SNH is our largest stockholder. We are SNH’s largest tenant and we manage certain senior living communities owned by SNH.

On June 29, 2016, we entered into a transaction agreement, or the Transaction Agreement, and related agreements, or, collectively, the Transaction Documents, with SNH.  Pursuant to the Transaction Documents, among other things, on June 29, 2016, we and SNH completed a sale and leaseback transaction with respect to certain senior living communities we owned and amended the pooling arrangements related to our management of certain of the senior living communities we manage for the account of SNH.  Significant terms of the Transaction Documents are summarized below.

•

Pursuant to the Transaction Agreement, we and SNH entered into a purchase and sale agreement whereby SNH purchased seven of the 33 senior living communities we owned for an aggregate purchase price of $112,350, and we and SNH simultaneously entered into a new long term lease agreement, or the New Lease, whereby SNH has leased those seven senior living communities to us.

•

Pursuant to the New Lease, we are required to pay SNH initial annual rent of $8,426, plus, beginning in 2018, percentage rent equal to 4% of the amount by which gross revenues, as defined in the New Lease, of each community exceeds gross revenues of such community in 2017.  The initial term of the New Lease expires on December 31, 2028, subject to our options to extend the term of the New Lease for two consecutive 15-year terms. Pursuant to the New Lease, we may request that SNH purchase certain improvements to the communities in return for rent increases in accordance with the formula specified in the New Lease; however, SNH is not obligated to purchase such improvements and we are not required to sell them to SNH.  Pursuant to the Transaction Agreement, SNH has the right, in connection with a financing or other capital raising transaction by it, to reassign one or more of the communities covered by the New Lease to another existing or new long term lease agreement between us and SNH.  Other terms of the New Lease are substantially similar to those of our other four preexisting long term leases with SNH, such terms being described in our Annual Report, which descriptions are incorporated herein by reference.

•

Pursuant to the Transaction Agreement, our three existing pooling agreements with SNH that combined for certain purposes certain of our management agreements with SNH for senior living communities that include assisted living units, or AL Management Agreements, were terminated.  Also pursuant to the Transaction Agreement, we entered into 10 new pooling agreements with SNH, or the New Pooling Agreements.  Nine of the New Pooling Agreements combine six AL Management Agreements and one of the New Pooling Agreements currently combines five AL Management Agreements.  Each New Pooling Agreement combines various calculations of revenues and expenses from the operations of the applicable communities covered by such New Pooling Agreement.

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

•

Pursuant to the New Pooling Agreements, the AL Management Agreements covered by each New Pooling Agreement generally provide us with a management fee equal to either 3% or 5% of the gross revenues realized at such communities plus reimbursement for our direct costs and expenses related to such communities, as well as an annual incentive fee equal to either 35% or 20% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to either 8% or 7% of its invested capital, or, in the case of nine communities, a specified amount plus 7% of SNH’s invested capital since December 31, 2015.  The calculations of our fees and of SNH’s annual minimum return related to any AL Management Agreement that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements.  However, with respect to certain communities, SNH’s annual minimum return was reduced to 7%, and also, with respect to the nine communities referenced above, SNH’s annual minimum return was reset as of 2016 to the specified amounts.  With regard to AL Management Agreements that became effective from and after May 2015, the management fee was changed to 5%, rather than the prior 3%, of the gross revenues realized at the applicable community, and the incentive fee was changed to 20%, rather than the prior 35%, of the annual net operating income of the applicable community remaining, in all cases after SNH realizes its requisite annual minimum return.  Pursuant to the New Pooling Agreements, SNH will pay us a fee for our management of capital expenditure projects equal to 3% of amounts funded by SNH.

•

The terms of the AL Management Agreements covered by the New Pooling Agreements expire between 2030 and 2039 and are subject to automatic renewals, unless earlier terminated or timely notices of nonrenewal are delivered.  The right that we and SNH each had under the AL Management Agreements that became effective from and after May 1, 2015 to terminate each such AL Management Agreement as of December 31, 2016 was eliminated pursuant to the applicable New Pooling Agreement.  We have a limited right under the AL Management Agreements to require underperforming communities to be sold, and SNH has the right to terminate all the AL Management Agreements subject to a New Pooling Agreement if it does not receive its annual minimum return under such New Pooling Agreement in each of three consecutive years, commencing with calendar year 2016, subject to certain cure rights that we have.

•

The New Pooling Agreements collectively combine all AL Management Agreements except for the management agreement related to one assisted living community located in New York and the management agreement related to one assisted living community located in California, and, other than as described below, the terms of those management agreements were not amended as part of the transactions contemplated by the Transaction Documents.  The terms of our existing pooling agreement with SNH that combines our management agreements with SNH for senior living communities that include only independent living units, and the terms of those management agreements, also were not amended as part of the transactions contemplated by the Transaction Documents.

•

Pursuant to the Transaction Agreement, we and SNH amended the management agreement for one California community so that the calculation of SNH’s annual minimum return under that agreement is fixed at $3,610 plus 7% of any amount funded by SNH for capital expenditures at this community since December 31, 2015.

Because of the continuing relationships between us and SNH, the terms of the Transaction Documents were negotiated and approved by special committees of our Board of Directors and SNH’s board of trustees composed of our Independent Directors and SNH’s independent trustees who are not also Directors or trustees of the other party, which committees were represented by separate counsel.

In accordance with FASB ASC Topic 840, Leases, the sale and leaseback transaction with SNH described above qualifies for sale-leaseback accounting and we have classified the New Lease as an operating lease.  Accordingly, the carrying value of the senior living communities we sold to SNH of $29,706 was removed from our condensed consolidated balance sheets, and the gain generated from the sale of $82,644 was deferred and will be amortized as a reduction of rent expense over the initial term of the New Lease.  As of June 30, 2016, the short term part of the deferred

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

gain in the amount of $6,602 is presented in other current liabilities in our condensed consolidated balance sheet, and the long term part of $76,006 is presented separately in our condensed consolidated balance sheet.  We incurred transaction costs of $750 in connection with the sale of the senior living communities to SNH, which amount was expensed in full during the three months ended June 30, 2016.

As of June 30, 2016 and 2015, we leased 184 and 180 senior living communities from SNH, respectively. Our total annual rent payable to SNH as of June 30, 2016 and 2015 was $201,672 and $191,397,  respectively, excluding percentage rent.  Our total rent expense (which includes rent for all communities we lease from SNH, including communities that we have classified as discontinued operations) under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH described above, was $49,396 and $48,973 for the three months ended June 30, 2016 and 2015, respectively, and $98,770 and $97,915 for the six months ended June 30, 2016 and 2015, respectively, which amounts included estimated percentage rent of $1,387 and $1,393 for the three months ended June 30, 2016 and 2015, respectively, and $2,855 and $2,824 for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016 and December 31, 2015, we had outstanding rent due and payable to SNH of $17,454 and $17,286, respectively.

During the six months ended June 30, 2016 and 2015, pursuant to the terms of our leases with SNH, we sold to SNH $11,710 and $8,902, respectively, of improvements to communities leased from SNH, and, as a result, our annual rent payable by us to SNH increased by approximately $940 and $717, respectively. As of June 30, 2016, our property and equipment included $6,136 for similar improvements to communities leased from SNH that we expected to request SNH to purchase from us for an increase in future rent; however, SNH is not obligated to purchase these improvements.

In April 2016, we began managing for the account of SNH a senior living community located in North Carolina with 87 living units. In May 2016, we began managing for the account of SNH a senior living community located in Georgia with 38 living units. In July 2016, we began managing for the account of SNH a senior living community located in Alabama with 163 living units.  The terms by which we are managing these senior living communities are described above.

As of June 30, 2016 and 2015, we managed 62 and 60 senior living communities for the account of SNH, respectively. We earned management fees from SNH of $2,815 and $2,699 for the three months ended June 30, 2016 and 2015, respectively, and $5,619 and $5,222 for the six months ended June 30, 2016 and 2015, respectively.

D&R Yonkers LLC:  In order to accommodate certain requirements of New York licensing laws, a part of one of the senior living communities owned by SNH that we manage is subleased by a subsidiary of SNH to D&R Yonkers LLC, and D&R Yonkers LLC is owned by SNH’s president and chief operating officer and our Chief Financial Officer and Treasurer. Pursuant to our management agreement with D&R Yonkers LLC, we earned management fees of $66 and $54 for the three months ended June 30, 2016 and 2015, respectively, and $129 and $108 for the six months ended June 30, 2016 and 2015, respectively.

RMR LLC:  Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $2,260 and $2,142, for the three months ended June 30, 2016 and 2015, respectively, and $4,486 and $4,269 for the six months ended June 30, 2016 and 2015, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plans.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $106 and $141 for the three months ended June 30, 2016 and 2015, respectively, and $206 and $301 for the six months ended June 30, 2016 and 2015, respectively; these amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

Tabe of Contents

FIVE STAR QUALITY CARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

ABP Trust:  We lease our headquarters from ABP Trust, which is the indirect controlling shareholder of RMR LLC and which is owned in part by one of our Managing Directors. Our rent expense for our headquarters was $425 and $436 for the three months ended June 30, 2016 and 2015, respectively, and $952 and $847 for the six months ended June 30, 2016 and 2015 respectively.

AIC:  We and six other companies to which RMR LLC provides management services each own AIC in equal amounts.  We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $4,595 in connection with this insurance program for the policy year ending June 30, 2017, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

As of June 30, 2016 and December 31, 2015, our investment in AIC had a carrying value of $7,016 and $6,827, respectively. These amounts are presented as an equity investment on our condensed consolidated balance sheets. We recognized income of $17 and $23 related to our investment in AIC for the three months ended June 30, 2016 and 2015, respectively, and $94 and $95 for the six months ended June 30, 2016 and 2015, respectively. Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $43 and ($64) for the three months ended June 30, 2016 and 2015, respectively, and $95 and ($19) for the six months ended June 30, 2016 and 2015, respectively.

Note 11.  Discontinued Operations

In June 2013, we decided to offer for sale an assisted living community we own with 32 living units located in Alabama. In June 2016, we entered an agreement to sell this community for $225, excluding closing costs. This sale is subject to conditions, and is currently expected to occur by the end of 2016. We can provide no assurance that the sale of this community will occur, that the sale will not be delayed or that its terms will not change.  We recorded long lived asset impairment charges of $325 for the three months ended March 31, 2016 to reduce the carrying value of this community to its estimated fair value, less costs to sell. During the three months ended June 30, 2016, in accordance with FASB ASC 360, Property, Plant and Equipment, we recorded a gain to increase the carrying value of this community based on an increase in the estimated fair value of this community, less costs to sell. As of June 30, 2016, this is our only senior living community included in discontinued operations. Below is a summary of the operating results of our discontinued operations included in the condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$183	$1,082	$388	$3,686
Expenses	(162)	(1,628)	(354)	(4,701)
Impairment on discontinued assets	213	—	(112)	—
Loss from discontinued operations	$234	$(546)	$(78)	$(1,015)

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

As previously disclosed, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules. As a result of these discoveries, in February 2015, we made a voluntary disclosure of deficiencies to the United States Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol. We completed our investigation and assessment of these matters and submitted a final supplemental disclosure to the OIG in May 2015. In June 2016, we settled this matter with the OIG and agreed to pay approximately $8,600 in exchange for a customary release but did not admit any liability.

We previously accrued a total liability of $10,100 related to this matter, all of which was accrued at December 31, 2015 and $0 and $3,589 of which we recognized as a revenue reserve or expense during the three and six months ended June 2015, respectively.  As a result of the accrued liability exceeding the final settlement amount, we recorded an increase to earnings in our results of operations for the three months ended June 30, 2016 of approximately $1,500.  Of the total increase to earnings, $1,000 was recorded as an increase to senior living revenue and $500 as a decrease to other senior living operating expenses in our condensed consolidated statements of operations consistent with the classification of the original charge.

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

Tabe of Contents

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

Key Statistical Data For the Three Months Ended June 30, 2016 and 2015:

The following tables present a summary of our operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(dollars in thousands, except average monthly rate)	2016	2015	Change	%/bps Change
Senior living revenue	$279,023	$277,935	$1,088	0.4%
Management fee revenue	2,815	2,699	116	4.3%
Reimbursed costs incurred on behalf of managed communities	61,095	61,635	(540)	(0.9)%
Total revenues	342,933	342,269	664	0.2%
Senior living wages and benefits	(135,892)	(136,351)	459	0.3%
Other senior living operating expenses	(71,934)	(71,245)	(689)	(1.0)%
Costs incurred on behalf of managed communities	(61,095)	(61,635)	540	0.9%
Rent expense	(50,117)	(49,657)	(460)	(0.9)%
General and administrative expenses	(17,573)	(18,181)	608	3.3%
Depreciation and amortization expense	(9,850)	(8,123)	(1,727)	(21.3)%
Interest, dividend and other income	264	243	21	8.6%
Interest and other expense	(1,511)	(1,137)	(374)	(32.9)%
Gain on early extinguishment of debt	—	692	(692)	(100.0)%
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	344	18	326	1,811.1%
Provision for income taxes	(3,486)	(280)	(3,206)	(1,145.0)%
Equity in earnings of an investee	17	23	(6)	(26.1)%
Loss from continuing operations	$(7,900)	$(3,364)	$(4,536)	(134.8)%

Total number of communities (end of period):
Owned and leased communities(1)	214	212	2	0.9%
Managed communities	62	60	2	3.3%
Number of total communities(1)	276	272	4	1.5%

Total number of living units (end of period):
Owned and leased living units (1)(2)	22,952	23,099	(147)	(0.6)%
Managed living units (2)	8,239	8,168	71	0.9%
Number of total living units (1)(2)	31,191	31,267	(76)	(0.2)%

Owned and leased communities (1):
Occupancy %(2)	84.3%	85.1%	n/a	(80)	bps
Average monthly rate(3)	$4,657	$4,591	$66	1.4%
Percent of senior living revenue from Medicaid	11.4%	11.1%	n/a	30	bps
Percent of senior living revenue from Medicare	10.1%	11.3%	n/a	(120)	bps
Percent of senior living revenue from private and other sources	78.5%	77.6%	n/a	90	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)

For the three months ended June 30, 2016, the calculation of occupancy includes only living units categorized as in service; occupancy calculations for periods prior to 2016 included certain living units categorized as out of service.

(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Tabe of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since April 1, 2015):

	Three Months Ended June 30,
(dollars in thousands, except average monthly rate)	2016	2015	Change	%/bps Change
Senior living revenue	$277,964	$277,935	$29	0.0%
Management fee revenue	2,696	2,529	167	6.6%
Senior living wages and benefits	(135,644)	(136,351)	707	0.5%
Other senior living operating expenses	(71,634)	(71,245)	(389)	(0.5)%

Total number of communities (end of period):
Owned and leased communities(1)	212	212	n/a	—
Managed communities	46	46	n/a	—
Number of total communities(1)	258	258	n/a	—

Total number of living units (end of period):
Owned and leased living units (1)(2)	22,801	23,099	(298)	(1.3)%
Managed living units (2)	7,217	7,330	(113)	(1.5)%
Number of total living units (1)(2)	30,018	30,429	(411)	(1.4)%

Owned and leased communities (1):
Occupancy %(2)	84.2%	85.1%	n/a	(90)	bps
Average monthly rate(3)	$4,675	$4,591	$84	1.8%
Percent of senior living revenue from Medicaid	11.4%	11.1%	n/a	30	bps
Percent of senior living revenue from Medicare	10.1%	11.3%	n/a	(120)	bps
Percent of senior living revenue from private and other sources	78.5%	77.6%	n/a	90	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)

For the three months ended June 30, 2016, the calculation of occupancy includes only living units categorized as in service; occupancy calculations for periods prior to 2016 included certain living units categorized as out of service.

(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Our senior living revenue increased by 0.4% for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to an increase in average monthly rates to residents who pay privately for services, a $1.0 million reversal in revenue reserves as a result of the final settlement amount of the Medicare compliance assessment at one of our SNFs, or the Compliance Assessment, being less than the previously estimated amount and an increase in the number of communities owned compared to the 2015 period, partially offset by a decrease in occupancy.

Our management fee revenue increased by 4.3% for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to an increase in the number of managed communities from 60 to 62 and an increase in average monthly rates to private pay residents, partially offset by a decrease in occupancy at our comparable managed communities. Our reimbursed costs incurred on behalf of managed communities decreased by 0.9% for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to a decrease in occupancy, partially offset by an increase in the number of managed communities.

Our senior living wages and benefits decreased by 0.3% for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to decreases in workers’ compensation and health insurance costs, partially offset by annual wage increases and our acquisition of two senior living communities during the fourth quarter of 2015.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 1.0% for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to transaction costs incurred related to the June 2016 sale and leaseback transaction and increased professional and general liability insurance expense, partially offset by a $0.5 million reversal in accrued liability for estimated penalties related to the Compliance Assessment, as well as professional fees and other costs recorded in the 2015 period related to the Compliance Assessment.

Tabe of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our rent expense increased by 0.9% for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2015 pursuant to our leases with SNH, partially offset by rent reductions as a result of the sale of certain communities that we leased from SNH during 2015.

Our general and administrative expenses decreased by 3.3% for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to decreases in certain corporate wages and benefits, purchased services and professional fees.

Our depreciation and amortization expense increased by 21.3% for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to our acquisition of two senior living communities during the fourth quarter of 2015 and capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs related to our purchase of furniture and fixtures for owned senior living communities.

Our interest, dividend and other income increased by 8.6% for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to higher investable cash and cash equivalents balances.

Our interest and other expense increased by 32.9% for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to the assumption of a mortgage note in connection with our acquisition of two senior living communities during the fourth quarter of 2015 and increased borrowings under our Credit Facility.

For the three months ended June 30, 2015, we recorded a gain on early extinguishment of debt of $0.7 million in connection with the prepayment of one of our mortgage notes.

Gain on sale of available for sale securities reclassified from accumulated other comprehensive income represents our realized gain on investments.

For the three months ended June 30, 2016 and 2015, we recognized income tax expense from continuing operations of $3.5 million and $0.3 million, respectively. Income tax expense increased primarily due to the taxes on the gain we realized in connection with the June 2016 sale and leaseback transaction.  As of June 30, 2016, after reduction for the amounts utilized to offset our federal taxable income in the six months ended June 30, 2016, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2033 if unused, were approximately $52.1 million, and our tax credit carry forwards, which begin expiring in 2027 if unused, were approximately $18.0 million.  For more information about our taxes, please see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Discontinued operations:

We recorded income from discontinued operations for the three months ended June 30, 2016 of $0.2 million compared to a loss of $0.5 million for the same period in 2015. We did not recognize any income tax expense or benefit from our discontinued operations for the three months ended June 30, 2016 or 2015.  Income from discontinued operations for the three months ended June 30, 2016 primarily related to an assessment performed at our one senior living community included in discontinued operations that concluded in us recording a gain to increase the carrying value of this community based on an increase in the estimated fair value of this community, less costs to sell. The loss from discontinued operations for the three months ended June 30, 2015 was primarily due to losses incurred at assisted living communities and SNFs that we have sold.

Tabe of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Six Months Ended June 30, 2016 and 2015:

The following tables present a summary of our operations for the six months ended June 30, 2016 and 2015:

(dollars in thousands, except average monthly rate)	Six Months Ended June 30,
	2016	2015	Change	%/bps Change
Senior living revenue	$559,113	$553,108	$6,005	1.1%
Management fee revenue	5,619	5,222	397	7.6%
Reimbursed costs incurred on behalf of managed communities	122,413	117,912	4,501	3.8%
Total revenues	687,145	676,242	10,903	1.6%
Senior living wages and benefits	(271,696)	(269,604)	(2,092)	(0.8)%
Other senior living operating expenses	(141,675)	(143,470)	1,795	1.3%
Costs incurred on behalf of managed communities	(122,413)	(117,912)	(4,501)	(3.8)%
Rent expense	(100,212)	(99,285)	(927)	(0.9)%
General and administrative expenses	(35,676)	(36,163)	487	1.3%
Depreciation and amortization expense	(19,449)	(16,218)	(3,231)	(19.9)%
Long lived asset impairment	(306)	—	(306)	(100.0)%
Interest, dividend and other income	529	463	66	14.3%
Interest and other expense	(3,012)	(2,491)	(521)	(20.9)%
Gain on early extinguishment of debt	—	692	(692)	(100.0)%
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	235	38	197	518.4%
Provision for income taxes	(3,775)	(584)	(3,191)	(546.4)%
Equity in earnings of an investee	94	95	(1)	(1.1)%
Loss from continuing operations	$(10,211)	$(8,197)	$(2,014)	(24.6)%

Total number of communities (end of period):
Owned and leased communities(1)	214	212	2	0.9%
Managed communities	62	60	2	3.3%
Number of total communities(1)	276	272	4	1.5%

Total number of living units (end of period):
Owned and leased living units (1)	22,952	23,099	(147)	(0.6)%
Managed living units	8,239	8,168	71	0.9%
Number of total living units (1)	31,191	31,267	(76)	(0.2)%

Owned and leased communities (1):
Occupancy %	84.7%	85.3%	n/a	(60)	bps
Average monthly rate(2)	$4,655	$4,607	$48	1.0%
Percent of senior living revenue from Medicaid	11.4%	10.9%	n/a	50	bps
Percent of senior living revenue from Medicare	10.3%	11.7%	n/a	(140)	bps
Percent of senior living revenue from private and other sources	78.3%	77.4%	n/a	90	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)

For the six months ended June 30, 2016, the calculation of occupancy includes only living units categorized as in service; occupancy calculations for periods prior to 2016 included certain living units categorized as out of service.

(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Tabe of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2015):

	Six Months Ended June 30,
(dollars in thousands, except average monthly rate)	2016	2015	Change	%/bps Change
Senior living revenue	$558,236	$553,108	$5,128	0.9%
Management fee revenue	5,243	5,051	192	3.8%
Senior living wages and benefits	(271,475)	(269,604)	(1,871)	(0.7)%
Other senior living operating expenses	(141,387)	(143,470)	2,083	1.5%

Total number of communities (end of period):
Owned and leased communities (1)	212	212	n/a	—
Managed communities	46	46	n/a	—
Number of total communities(1)	258	258	n/a	—

Total number of living units (end of period):
Owned and leased living units (1)(2)	22,801	23,099	(298)	(1.3)
Managed living units	7,217	7,330	(113)	(1.5)
Number of total living units (1)(2)	30,018	30,429	(411)	(1.4)

Owned and leased communities (1):
Occupancy %(2)	84.6%	85.3%	n/a	(70)	bps
Average monthly rate(3)	$4,673	$4,607	$66	1.4%
Percent of senior living revenue from Medicaid	11.5%	10.9%	n/a	60	bps
Percent of senior living revenue from Medicare	10.3%	11.7%	n/a	(140)	bps
Percent of senior living revenue from private and other sources	78.2%	77.4%	n/a	80	bps

(1)	Excludes those senior living communities that we have classified as discontinued operations.
(2)

For the six months ended June 30, 2016, the calculation of occupancy includes only living units categorized as in service; occupancy calculations for periods prior to 2016 included certain living units categorized as out of service.

(3)	Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Our senior living revenue increased by 1.1% for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to an increase in average monthly rates to residents who pay privately for services, a $1.0 million reversal in revenue reserves as a result of the final settlement amount of the Compliance Assessment being less than the previously estimated amount and an increase in the number of communities owned compared to the 2015 period, as well as a $2.4 million revenue reserve recorded in the 2015 period related to the Compliance Assessment, partially offset by a decrease in occupancy.

Our management fee revenue and reimbursed costs incurred on behalf of managed communities increased by 7.6% and 3.8%, respectively, for the six months ended June 30, 2016 and 2015 primarily due to an increase in the number of managed communities from 60 to 62 and an increase in average monthly rates to private pay residents, partially offset by a decrease in occupancy at our comparable managed communities.

Our senior living wages and benefits increased by 0.8% for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to annual wage increases and our acquisition of two senior living communities during the fourth quarter of 2015.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, decreased by 1.3% primarily due to a $0.5 million reversal in accrued liability for estimated penalties related to the Compliance Assessment, as well as professional fees and other costs we incurred during the 2015 period related to the Compliance Assessment, partially offset by transaction costs we incurred related to the June 2016 sale and leaseback transaction and increased professional and general liability insurance expense.

Tabe of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our rent expense increased by 0.9% for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2015 pursuant to our leases with SNH, partially offset by rent reductions as a result of the sale of certain communities that we leased from SNH during 2015.

Our general and administrative expenses decreased by 1.3% for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to decreases in certain corporate wages and benefits, purchased services and professional fees, partially offset by increased business management fees resulting from the increase in our revenues.

Our depreciation and amortization expense increased by 19.9% for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to our acquisition of two senior living communities during the fourth quarter of 2015 and capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs related to our purchase of furniture and fixtures for owned senior living communities.

Our interest, dividend and other income increased by 14.3% for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to higher investable cash and cash equivalents balances. Our interest and other expense increased by 20.9% for the six months ended June 30, 2015 compared to the same period in 2015 primarily due to the assumption of a mortgage note in connection with our acquisition of two senior living communities during the fourth quarter of 2015 and increased borrowings under our Credit Facility.

For the six months ended June 30, 2015, we recorded a gain on early extinguishment of debt of $0.7 million in connection with the prepayment of one of our mortgage notes.

Gain on sale of available for sale securities reclassified from accumulated other comprehensive income represents our realized gain on investments.

For the six months ended June 30, 2016 and 2015, we recognized income tax expense from continuing operations of $3.8 million and $0.6 million, respectively. Income tax expense increased primarily due to the taxes on the gain we realized in connection with the June 2016 sale and leaseback transaction.  For more information about our taxes, please see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Discontinued operations:

We recorded a loss from discontinued operations for the six months ended June 30, 2016 of $0.1 million compared to a loss of $1.0 million for the six months ended June 30, 2015.  The loss from discontinued operations for the six months ended June 30, 2016 includes impairment charges recorded at our senior living community included in discontinued operations, partially offset by a gain to increase the carrying value of this community based on an increase in the estimated fair value of this community, less costs to sell. The loss from discontinued operations for the six months ended June 30, 2015 was primarily due to losses incurred at assisted living communities and SNFs that have been sold.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had $64.3 million of unrestricted cash and cash equivalents and $76.3  million available to borrow under our Credit Facility.  Our Credit Facility matures on April 13, 2017; although we intend to refinance or replace our Credit Facility on or before its maturity, there can be no assurance we will be able to do so or what the terms or timing of any such refinancing or replacement might be. We expect to use the cash flow from our operations, our cash balances, borrowings under our Credit Facility or any replacement credit facility, proceeds from our sales to SNH of qualified capital improvements we may make to communities that we lease from SNH for increased rent pursuant to our leases to fund our operations, debt funding obligations, investments in and maintenance of our senior living communities, future acquisitions and other general business purposes. We have also in the past incurred debt in addition to our Credit Facility, engaged in sale and leaseback transactions, assumed mortgage debt in connection with certain of our acquisitions and mortgage financed our properties and we may do so in the future. We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter.  If, however, we are

Tabe of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

unable to replace or refinance our Credit Facility, our occupancies continue to decline, the non-government payment rates we receive for our services decline, government reimbursement rates are reduced and we are unable to generate positive cash flow for an extended period, or for other reasons, we expect that we would explore alternatives to fund our operations.  Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Facility or a replacement credit facility, if any, mortgage financing our owned communities that are not subject to existing mortgages and issuing new debt or equity securities. We may also elect to pursue such funding sources for other business reasons, including to grow our business.

Assets and Liabilities

At June 30, 2016, we had cash and cash equivalents of $64.3 million compared to $14.7 million at December 31, 2015. Our total current assets at June 30, 2016 and December 31, 2015 were $169.3 million and $112.1 million, respectively.  Our total current and long term liabilities were $200.7 million and $176.4 million, respectively, at June 30, 2016 compared to $243.9 million and $103.4 million, respectively, at December 31, 2015. The increase in our cash and cash equivalents as well as the increase in our total current assets primarily relates to the $112.4 million of net proceeds received from the June 2016 sale and leaseback transaction.  The decrease in our total current liabilities primarily relates to our repayment of outstanding borrowings under our Credit Facility, a settlement payment from us and our insurer related to our Arizona litigation matter, a payment made to the OIG in connection with the settlement of the Compliance Assessment and timing differences in our payables and accrued costs. The increase in our total long term liabilities primarily relates to the long term deferred gain we recorded in connection with the June 2016 sale and leaseback transaction.

We had cash flows used in operating activities of $2.9 million for the six months ended June 30, 2016 compared to cash flows provided by operating activities of $24.0 million for the same period in 2015. The decrease in our cash flows from operating activities for the six months ended June 30, 2016 was primarily due to a payment made in connection with the settlement of the Arizona litigation matter, a payment made to the OIG in connection with the settlement of the Compliance Assessment and timing of other payables made by us before the period ended June 30, 2016. We had cash flows provided by investing activities of $93.5 million compared to cash flows used in investing activities of $16.6 million for the six months ended June 30, 2016 and 2015, respectively. The increase in cash provided by investing activities was due to the $112.4 million of net proceeds received from the June 2016 sale and leaseback transaction.  Acquisitions of property and equipment, on a net basis after considering the proceeds from sales of such assets to SNH, were $15.3 million and $16.3 million for the six months ended June 30, 2016 and 2015, respectively.  We had cash flows used in financing activities of $40.9 million and $5.8 million for the six months ended June 30, 2016 and 2015, respectively. The increase in cash flows used in financing activities for the six months ended June 30, 2016 was due to the repayment of $60.0 million of outstanding borrowings under our Credit Facility with a part of the proceeds from the June 2016 sale and leaseback transaction.

Our Leases and Management Agreements with SNH

In April, May and July 2016, we began managing for the account of SNH three senior living communities SNH owns located in North Carolina, Georgia and Alabama with 87, 38 and 163 living units, respectively. We are managing these communities pursuant to separate management agreements on terms substantially consistent with our other management agreements with SNH for senior living communities that include assisted living units.

In June 2016, we entered into a sale and leaseback transaction with SNH, whereby SNH agreed to purchase seven senior living communities and simultaneously lease those communities back to us pursuant to the New Lease. We are required to pay initial annual rent of $8.4 million under the New Lease. The initial term of the New Lease expires on December 31, 2028, and we have options to extend the term of the New Lease for two consecutive 15-year terms.

As of June 30, 2016, we leased 184 senior living communities from SNH under five leases.  Our total annual rent payable to SNH as of June 30, 2016 was $201.7 million, excluding percentage rent based on increases in gross revenues at certain communities.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction, was $49.4 million and $49.0 million for the three months ended June 30, 2016 and 2015, respectively, and $98.8 million and $97.9 million for the six

Tabe of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

months ended June 30, 2016 and 2015, respectively, which included approximately $1.4 million in estimated percentage rent due to SNH for each of the three months ended June 30, 2016 and 2015, and approximately $2.9 million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively.

Upon our request, SNH may purchase capital improvements made at the communities we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us. During the six months ended June 30, 2016, we sold to SNH $11.7 million of capital improvements made at the communities we lease from SNH and these purchases resulted in our annual rent being increased by approximately $0.9 million.

For more information regarding our leases and management agreements with SNH, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, and Note 15 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.

Acquisition and Disposition Activity

In June 2016, we sold seven senior living communities to SNH for $112.4 million, excluding closing costs. These seven senior living communities have an aggregate of 545 living units and are located in four states; North Carolina, South Carolina, Tennessee and Virginia.

In June 2016, we entered into an agreement to sell an assisted living community we own with 32 living units located in Alabama for $0.2 million, excluding closing costs. This sale is subject to conditions, and is currently expected to occur by the end of 2016. We can provide no assurance that the sale of this community will occur, that the sale will not be delayed or that its terms will not change.

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operations, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent pursuant to our leases with SNH) and principal and interest payments on our debt.

During the past several years, weak economic conditions throughout the country have negatively affected many businesses both in and outside of our industry. These conditions have resulted in, among other things, a decrease in our senior living communities’ occupancy, and it is unclear when these conditions may materially improve. Although many of the services that we provide are needs driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of current economic circumstances.  In recent years, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services.  For the past two to three years, low capital costs appear to have encouraged increased senior living development, particularly in certain higher demand markets.  As the recently developed senior living communities begin operations, we expect to have continuing challenges to maintain or increase occupancies and the rates we charge at our senior living communities.

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing, rehabilitation and wellness services.  We derived approximately 21.6% and 22.6% of our total revenues from continuing operations from these programs during the six months ended June 30, 2016 and 2015, respectively.    Our net Medicare revenues from services to senior living community residents from continuing operations totaled $56.4 million and $63.7 million during the six months ended June 30, 2016 and 2015, respectively. Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $62.5 million and $59.9 million during the six months ended June 30, 2016 and 2015, respectively.

Because of the current and projected federal budget deficit, other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal

Tabe of Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Medicare rates, state Medicaid rates and federal payment states for Medicaid programs.  We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes that may cause these government funded healthcare programs to not increase rates to match our increasing expenses, but such changes may be adverse and material to our operations and to our future financial results.    For more information regarding the government healthcare funding and regulation of our business, please see the sections captioned “Business—Government Regulation and Reimbursement” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in our Annual Report and the section captioned “Impact of Government Reimbursement” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Debt Financings and Covenants

On June 30, 2016 we used part of the net proceeds from the sale of seven senior living communities to SNH to repay outstanding borrowings under our Credit Facility.  Due to certain notification requirements under our Credit Facility we were unable to repay all outstanding borrowings until July 1, 2016.  As of June 30, 2016, we had $10.0 million of outstanding borrowings under our Credit Facility, $61.3 million of outstanding mortgage debt and we believe we were in compliance with all applicable covenants under our debt agreements. As of August 3, 2016, we continue to have no amounts outstanding under our Credit Facility.

In April 2016, we extended the maturity date of our Credit Facility to April 13, 2017, and we paid a fee of $0.3 million in connection with this extension. There can be no assurance that we will be successful in renewing, refinancing or replacing our Credit Facility when it expires and any such renewal, refinancing or replacement may be on terms less favorable to us than the current terms. For more information regarding our debt financings and covenants, please see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Off Balance Sheet Arrangements

We have pledged our accounts receivable and certain other assets, with a carrying value, as of June 30, 2016, of $15.1 million arising from our operation of 26 communities owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of June 30, 2016, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust and others related to them.  For example, SNH is our former parent company, our largest stockholder, our largest landlord and the owner of senior living communities that we manage; RMR LLC provides management services to both us and to SNH and RMR LLC employs certain of our and SNH’s executive officers; we lease our headquarters from ABP Trust, the indirect controlling shareholder of RMR LLC, which is owned in part by one of our Managing Directors; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC.  For further information about these and other such relationships and related person transactions, please see “Our Leases and Management Agreements with SNH” above, Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, our Current Report on Form 8-K dated June 29, 2016, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders and our other filings with the SEC.  In addition, please see “Risk Factors” in Part I, Item 1A of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.  We may engage in additional transactions with related persons, including companies to which RMR LLC or its affiliates provide management services.

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

Tabe of Contents

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

Tabe of Contents

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tabe of Contents

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “MAY” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY, TO OPERATE ADDITIONAL SENIOR LIVING COMMUNITIES AND TO SELL COMMUNITIES WE OFFER FOR SALE,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY AND OUR ABILITY TO EXTEND, REFINANCE OR REPLACE OUR CREDIT FACILITY PRIOR TO ITS EXPIRATION,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•

THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, AS AMENDED BY THE HEALTH CARE AND EDUCATION RECONCILIATION ACT, OR COLLECTIVELY, THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

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

Tabe of Contents

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

FOR EXAMPLE:

•

WE BELIEVE THAT OUR LIABILITY INSURER MAY BE FINANCIALLY RESPONSIBLE FOR MORE THAN IT HAS PAID IN CONNECTION WITH OUR SETTLEMENT OF THE ARIZONA LITIGATION AND WE ARE SEEKING ADDITIONAL PAYMENTS FROM OUR LIABILITY INSURER. HOWEVER, OUR LIABILITY INSURER HAS DENIED COVERAGE FOR ANY ADDITIONAL AMOUNTS. WE CANNOT PREDICT THE OUTCOME OF OUR ON GOING NEGOTIATIONS OR ANY POTENTIAL FUTURE LITIGATION WITH OUR LIABILITY INSURER, AND ANY POTENTIAL LITIGATION BETWEEN US AND OUR LIABILITY INSURER MAY ITSELF BE EXPENSIVE.

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

•

WE MAY ENTER INTO ADDITIONAL LEASE OR MANAGEMENT ARRANGEMENTS WITH SNH FOR SENIOR LIVING COMMUNITIES THAT SNH OWNS OR MAY ACQUIRE IN THE FUTURE OR OTHER TRANSACTIONS WITH SNH. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL LEASES, MANAGEMENT ARRANGEMENTS OR OTHER TRANSACTIONS,

•

OUR ABILITY TO OPERATE NEW SENIOR LIVING COMMUNITIES PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW COMMUNITIES INTO OUR EXISTING OPERATIONS AND SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE DEMAND FOR OUR SERVICES ARISING FROM ECONOMIC CONDITIONS GENERALLY AND COMPETITION FROM OTHER PROVIDERS OF SENIOR LIVING SERVICES. WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW COMMUNITIES OR OPERATE AND MANAGE NEW COMMUNITIES PROFITABLY,

•	OUR BELIEF THAT THE AGING OF THE U.S. POPULATION WILL INCREASE DEMAND FOR SENIOR LIVING SERVICES MAY NOT BE REALIZED OR MAY NOT RESULT IN INCREASED DEMAND FOR OUR SERVICES,
•

AT JUNE 30, 2016, WE HAD $64.3 MILLION OF CASH AND CASH EQUIVALENTS AND $76.3 MILLION OF REMAINING AVAILABILITY UNDER OUR CREDIT FACILITY. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT CASH LIQUIDITY.

Tabe of Contents

HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, SNH IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS WE MAY MAKE TO THE LEASED COMMUNITIES. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•

IN RECENT YEARS ECONOMIC INDICATORS REFLECT AN IMPROVING HOUSING MARKET AND MANY OF THE SERVICES WE PROVIDE ARE NEEDS DRIVEN.  THESE FACTORS MAY IMPLY THAT ECONOMIC CONDITIONS WILL IMPROVE AND THAT OUR REVENUES AND PROFITABILITY WILL IMPROVE.  HOWEVER, THERE CAN BE NO ASSURANCE THAT GENERAL ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE EXISTS ANY PENT UP DEMAND FOR SERVICES WE PROVIDE OR THAT, EVEN IF THERE IS SUCH DEMAND, THAT WE WOULD BE SUCCESSFUL IN ATTRACTING SUCH DEMAND, OR THAT OUR REVENUES AND PROFITS WILL IMPROVE. FURTHER, SOME ECONOMIC INDICATORS MAY INDICATE DECLINING ECONOMIC ACTIVITY, WHICH COULD BE HARMFUL TO OUR BUSINESS AND CAUSE US TO EXPERIENCE CONTINUING LOSSES,

•

RESIDENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND OUR INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENTS AND OTHER PAYERS,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,
•

THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR CREDIT FACILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF OUR ASSETS SECURING OUR OBLIGATIONS UNDER THAT FACILITY. ACCORDINGLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY AT ANY TIME MAY BE LESS THAN $100.0 MILLION.  ADDITIONALLY, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

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

•

CONTINGENCIES IN OUR AND SNH’S ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR AND SNH’S ACQUISITIONS AND/OR SALES AND ANY RELATED LEASES OR MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•

OUR SENIOR LIVING COMMUNITIES ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, LICENSURE AND OVERSIGHT. WE SOMETIMES EXPERIENCE DEFICIENCIES IN THE OPERATION OF OUR SENIOR LIVING COMMUNITIES AND SOME OF OUR COMMUNITIES MAY BE PROHIBITED FROM ADMITTING NEW RESIDENTS OR OUR LICENSE TO CONTINUE OPERATIONS AT A COMMUNITY MAY BE REVOKED. ALSO, OPERATING DEFICIENCIES OR A LICENSE REVOCATION AT ONE OR MORE OF OUR SENIOR LIVING COMMUNITIES MAY HAVE AN ADVERSE IMPACT ON OUR ABILITY TO OBTAIN LICENSES FOR, OR ATTRACT RESIDENTS TO, OUR OTHER COMMUNITIES, AND

•	WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING SNH, RMR LLC, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH

Tabe of Contents

COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION, REGULATIONS OR RULE MAKING AFFECTING OUR BUSINESS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

Tabe of Contents

PART II.  Other Information

Item 1. Legal Proceedings

There have been no material developments in our legal proceedings from those disclosed in our Annual Report. For a description of certain recent litigation, please see Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the trading price of our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

A recently issued U.S. Department of Labor rule may increase our labor costs.

The U.S. Department of Labor recently issued a final rule, or the Final Rule, regarding exemptions from the laws which require employers to pay enhanced overtime wages.  The Final Rule was issued on May 18, 2016 and is effective beginning December 1, 2016.   The Final Rule materially increases the amount of salary compensation which must be paid to employees in order for those employees to be exempt from the requirement for enhanced overtime wages.  To comply with the Final Rule, we expect that we will need to pay some increased amounts of overtime wages, to pay increased salaries to certain employees and to hire some additional employees.  Compliance with the Final Rule may adversely impact our financial results for the 2016 fourth quarter and periods thereafter.   To date we have not been able to quantify the increased costs that we may incur as a result of the Final Rule, but we expect these increased costs may be material.

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

4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
10.1	Summary of Director Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 23, 2016.)
10.2	Transaction Agreement, dated June 29, 2016, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.3

Purchase and Sale Agreement, dated June 29, 2016, among Senior Housing Properties Trust, as Purchaser, and certain subsidiaries of the Company, as Seller. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

Tabe of Contents

10.4

Master Lease Agreement (Lease No. 5), dated as of June 29, 2016, between SNH/LTA Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.5

Guaranty Agreement (Lease No. 5), dated as of June 29, 2016, made by the Company, as Guarantor, for the benefit of SNH/LTA Properties Trust, relating to Master Lease Agreement (Lease No. 5), dated as of June 29, 2016, between SNH/LTA Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.6

Pooling Agreement No. 1, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.7

Pooling Agreement No. 2, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.8

Pooling Agreement No. 3, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.9

Pooling Agreement No. 4, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.10	Pooling Agreement No. 5, dated as of June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.11	Pooling Agreement No. 6, dated as of June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.12	Pooling Agreement No. 7, dated as of June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.13	Pooling Agreement No. 8, dated as of June 29, 2016, between FVE Managers, Inc. and SNH AL AIMO Tenant, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.14

Pooling Agreement No. 9, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.15

Pooling Agreement No. 10, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
99.1

Amendment to Villa Valencia Management Agreement, dated June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

Tabe of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: August 4, 2016

/s/ Richard A. Doyle
Richard A. Doyle
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 4, 2016