Form 10-Q
period 2016-09-30
FIVE STAR QUALITY CARE, INC.
filed 2016-11-03
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  DC 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No  ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of November 2, 2016:  49,512,651.

FIVE STAR QUALITY CARE, INC.
FORM 10-Q
SEPTEMBER 30, 2016

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Quality Care, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.   Financial Information
Item 1.  Condensed Consolidated Financial Statements
FIVE STAR QUALITY CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$43,174	$14,672
Accounts receivable, net of allowance of $3,696 and $3,592 at September 30, 2016 and December 31, 2015, respectively	38,040	37,829
Due from related persons	8,961	9,731
Investments in available for sale securities, of which $10,553 and $11,471 are restricted at September 30, 2016 and December 31, 2015, respectively	25,801	26,417
Restricted cash	11,168	3,301
Prepaid expenses and other current assets	20,135	19,138
Assets of discontinued operations	567	981
Total current assets	147,846	112,069

Property and equipment, net	352,561	383,858
Equity investment of an investee	7,110	6,827
Restricted cash	1,787	2,821
Restricted investments in available for sale securities	18,511	23,166
Other long term assets	2,861	3,029
	$530,676	$531,770
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$50,000
Accounts payable and accrued expenses	70,858	93,205
Accrued compensation and benefits	40,768	32,127
Due to related persons	18,338	17,870
Mortgage notes payable	1,878	1,807
Accrued real estate taxes	16,030	12,207
Security deposits and current portion of continuing care contracts	5,568	6,129
Other current liabilities	33,461	30,399
Liabilities of discontinued operations	8	176
Total current liabilities	186,909	243,920

Long term liabilities:
Mortgage notes payable	58,978	60,396
Continuing care contracts	1,068	1,267
Accrued self insurance obligations	35,636	37,588
Deferred gain on sale and leaseback transaction with Senior Housing Properties Trust	74,347	—
Other long term liabilities	3,648	4,147
Total long term liabilities	173,677	103,398

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 49,519,051 and 49,476,611 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	495	494
Additional paid in capital	359,413	358,665
Accumulated deficit	(193,808)	(177,622)
Accumulated other comprehensive income	3,990	2,915
Total shareholders’ equity	170,090	184,452
	$530,676	$531,770
See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Senior living revenue	$277,410	$279,685	$836,523	$832,793
Management fee revenue	3,336	2,717	8,955	7,939
Reimbursed costs incurred on behalf of managed communities	63,965	62,170	186,378	180,082
Total revenues	344,711	344,572	1,031,856	1,020,814

Operating expenses:
Senior living wages and benefits	137,190	135,133	408,886	404,737
Other senior living operating expenses	70,890	72,637	212,565	216,107
Costs incurred on behalf of managed communities	63,965	62,170	186,378	180,082
Rent expense	50,625	49,730	150,837	149,015
General and administrative expenses	18,542	16,587	54,218	52,750
Depreciation and amortization expense	9,398	8,419	28,847	24,637
Goodwill impairment	—	25,344	—	25,344
Long lived asset impairment	196	145	502	145
Total operating expenses	350,806	370,165	1,042,233	1,052,817

Operating loss	(6,095)	(25,593)	(10,377)	(32,003)

Interest, dividend and other income	237	238	766	701
Interest and other expense	(945)	(1,106)	(3,957)	(3,597)
Gain on early extinguishment of debt	—	—	—	692
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	12	—	247	38

Loss from continuing operations before income taxes and equity in earnings (losses) of an investee	(6,791)	(26,461)	(13,321)	(34,169)
Benefit from (provision for) income taxes	934	236	(2,841)	(348)
Equity in earnings (losses) of an investee	13	(25)	107	70
Loss from continuing operations	(5,844)	(26,250)	(16,055)	(34,447)
Loss from discontinued operations	(53)	(1,238)	(131)	(2,253)

Net loss	$(5,897)	$(27,488)	$(16,186)	$(36,700)

Weighted average shares outstanding—basic and diluted	48,846	48,427	48,817	48,397

Basic and diluted loss per share from:
Continuing operations	$(0.12)	$(0.54)	$(0.33)	$(0.71)
Discontinued operations	—	(0.03)	—	(0.05)
Net loss per share—basic and diluted	$(0.12)	$(0.57)	$(0.33)	$(0.76)

See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(5,897)	$(27,488)	$(16,186)	$(36,700)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available for sale securities, net of tax benefit (expense) of $162, $0, $(383) and $0, respectively	321	(311)	1,147	(437)
Equity in unrealized gain (loss) of an investee	80	(72)	175	(91)
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax	(12)	—	(247)	(38)
Other comprehensive income (loss)	389	(383)	1,075	(566)
Comprehensive loss	$(5,508)	$(27,871)	$(15,111)	$(37,266)
See accompanying notes.

FIVE STAR QUALITY CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,186)	$(36,700)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	28,847	24,637
Gain on early extinguishment of debt	—	(742)
Loss from discontinued operations	131	2,253
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	(247)	(38)
Loss on disposal of property and equipment	70	98
Goodwill impairment	—	25,344
Long lived asset impairment	502	145
Equity in earnings of an investee	(107)	(70)
Stock based compensation	749	948
Provision for losses on receivables	2,598	3,520
Amortization of deferred gain on sale and leaseback transaction with Senior Housing Properties Trust	(1,688)	—
Other noncash (income) expense adjustments, net	(375)	409
Changes in assets and liabilities:
Accounts receivable	(2,809)	(2,689)
Prepaid expenses and other assets	(2,314)	(1,962)
Accounts payable and accrued expenses	(22,297)	330
Accrued compensation and benefits	8,641	9,917
Due to/from related persons, net	222	1,026
Other current and long term liabilities	(2,716)	9,278
Cash (used in) provided by operating activities	(6,979)	35,704

Cash flows from investing activities:
Increase in restricted cash and investment accounts, net	(6,833)	(417)
Acquisition of property and equipment	(40,825)	(40,867)
Purchase of intangible assets	—	(191)
Purchases of available for sale securities	(6,780)	(10,717)
Proceeds from sale of property and equipment to Senior Housing Properties Trust	15,180	16,425
Proceeds from sale and leaseback transaction with Senior Housing Properties Trust	112,350	—
Proceeds from sale of available for sale securities	13,508	6,469
Cash provided by (used in) investing activities	86,600	(29,298)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	25,000	20,000
Repayments of borrowings on revolving credit facility	(75,000)	(20,000)
Repayments of mortgage notes payable	(934)	(5,732)
Payment of deferred financing fees	(300)	(300)
Cash used in financing activities	(51,234)	(6,032)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	130	(1,512)
Net cash used in investing activities	(15)	(24)
Net cash flows provided by (used in) discontinued operations	115	(1,536)

Change in cash and cash equivalents	28,502	(1,162)
Cash and cash equivalents at beginning of period	14,672	20,988
Cash and cash equivalents at end of period	$43,174	$19,826

Supplemental cash flow information:
Cash paid for interest	$3,920	$3,078
Cash paid for income taxes, net	$2,657	$805
See accompanying notes.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of September 30, 2016, we operated 276 senior living communities located in 32 states with 31,349 living units, including 246 primarily independent and assisted living communities with 28,748 living units and 30 SNFs with 2,601 living units.  As of September 30, 2016, we owned and operated 26 communities (2,703 living units), we leased and operated 187 communities (20,244 living units) and we managed 63 communities (8,402 living units).  Our 276 senior living communities, as of September 30, 2016, included 10,663 independent living apartments, 15,742 assisted living suites and 4,944 skilled nursing beds. The foregoing numbers exclude living units categorized as out of service.
Segment Information
We have two operating segments: senior living communities and rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. Our rehabilitation and wellness operating segment does not meet any of the quantitative thresholds of a reportable segment as prescribed under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification ™, or ASC, Topic 280, Segment Reporting, and therefore we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation and professional and general liability insurance programs.
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
(in thousands, except share data)
(unaudited)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis, to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead reflects an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-15 will have on our condensed consolidated financial statements.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 3. Property and Equipment
Property and equipment consists of the following:

	September 30, 2016	December 31, 2015
Land	$22,261	$25,410
Buildings and improvements	303,260	338,522
Furniture, fixtures and equipment	185,654	165,497
Property and equipment, at cost	511,175	529,429
Accumulated depreciation	(158,614)	(145,571)
Property and equipment, net	$352,561	$383,858

We recorded depreciation expense relating to our property and equipment of $9,147 and $8,406 for the three months ended September 30, 2016 and 2015, respectively, and $27,290 and $24,384 for the nine months ended September 30, 2016 and 2015, respectively.

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $196 and $145 of impairment charges to certain of our long lived assets in continuing operations for the three months ended September 30, 2016 and 2015, respectively, and $502 and $145 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, we had $7,017 of assets related to our leased senior living communities included in our property and equipment that we currently expect to request that Senior Housing Properties Trust, or, together with its subsidiaries, SNH, purchase from us for an increase in future rent; however, SNH is not obligated to purchase such amounts. Please see Note 10 for more information regarding our leases and other arrangements with SNH.

Note 4. Accumulated Other Comprehensive Income
The following table details the changes in accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2016:

	Equity Investment of an Investee	Investments in Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2016	$30	$2,885	$2,915
Unrealized gain on investments, net of tax of $0, $383 and $383, respectively	—	1,147	1,147
Equity in unrealized gain of an investee	175	—	175
Reclassification adjustment:
Realized gain on investments, net of tax	—	(247)	(247)
Balance at September 30, 2016	$205	$3,785	$3,990

Accumulated other comprehensive income represents the unrealized gains and losses of our investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC.

Note 5.  Income Taxes
For the three months ended September 30, 2016, we recognized income tax benefits from continuing operations of $934 primarily due to a reduction of previously accrued estimated state tax expense resulting from our June 2016 sale and leaseback

FIVE STAR QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

transaction with SNH. For the nine months ended September 30, 2016, we recognized a provision for income taxes from continuing operations of $2,841, which consists of current state tax expense of $3,224 related primarily to the gain on sale for tax purposes associated with our June 2016 sale and leaseback transaction with SNH, net of federal and state intraperiod tax allocation benefits totaling $383 related to the unrealized gains on our available for sale securities.  We have not recognized any federal income tax expense attributable to federal taxable income because in the three and nine months ended September 30, 2016, such income and expense were offset by our federal net operating loss carry forwards and tax credit carry forwards.  We did not recognize any income tax expense or benefit from our discontinued operations for any period presented.

As of September 30, 2016, after reduction for the amounts utilized to offset federal taxable income in the nine months ended September 30, 2016, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2026 if unused, were approximately $54,407, and our tax credit carry forwards, which begin expiring in 2027 if unused, were approximately $18,975.  Our federal net operating loss carry forwards and tax credit carry forwards are subject to possible audit and adjustment by the Internal Revenue Service.

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

Note 6.  Earnings Per Share
We calculated basic earnings per common share, or EPS, for the three and nine months ended September 30, 2016 and 2015 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  Diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The three months ended September 30, 2016 and 2015 had 821,180 and 541,018, respectively, and the nine months ended September 30, 2016 and 2015 had 898,009 and 591,367, respectively, of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

The following table provides a reconciliation of loss from continuing operations and loss from discontinued operations and the number of common shares used in the calculations of diluted EPS:

	Three Months Ended September 30,
	2016			2015
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
Loss from continuing operations	$(5,844)	48,846	$(0.12)	$(26,250)	48,427	$(0.54)
Dilutive effect of unvested restricted shares	—	—		—	—
Diluted loss from continuing operations	$(5,844)	48,846	$(0.12)	$(26,250)	48,427	$(0.54)
Diluted loss from discontinued operations	$(53)	48,846	$—	$(1,238)	48,427	$(0.03)

	Nine Months Ended September 30,
	2016			2015
	Income		Per	Income		Per
	(loss)	Shares	Share	(loss)	Shares	Share
Loss from continuing operations	$(16,055)	48,817	$(0.33)	$(34,447)	48,397	$(0.71)
Dilutive effect of unvested restricted shares	—	—		—	—
Diluted loss from continuing operations	$(16,055)	48,817	$(0.33)	$(34,447)	48,397	$(0.71)
Diluted loss from discontinued operations	$(131)	48,817	$—	$(2,253)	48,397	$(0.05)

FIVE STAR QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

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

Recurring Fair Value Measures
The tables below present the assets measured at fair value at September 30, 2016 and December 31, 2015 categorized by the level of inputs used in the valuation of each asset.

	As of September 30, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$12,961	$12,961	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	3,099	—	3,099	—
REIT industry	349	—	349	—
Other	4,706	—	4,706	—
Total equity securities	8,154	—	8,154	—
Debt securities
International bond fund(3)	2,482	—	2,482	—
High yield fund(4)	2,545	—	2,545	—
Industrial bonds	6,565	—	6,565	—
Government bonds	11,218	7,078	4,140	—
Financial bonds	2,312	—	2,312	—
Other	11,036	—	11,036	—
Total debt securities	36,158	7,078	29,080	—
Total available for sale securities	44,312	7,078	37,234	—
Total	$57,273	$20,039	$37,234	$—

FIVE STAR QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

	As of December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	5,936	5,936
Available for sale securities:(2)
Equity securities
Financial services industry	3,746	3,746	—	—
REIT industry	270	270	—	—
Other	3,807	3,807	—	—
Total equity securities	7,823	7,823	—	—
Debt securities
International bond fund(3)	2,399	—	2,399	—
High yield fund(4)	2,245	—	2,245	—
Industrial bonds	6,007	—	6,007	—
Government bonds	16,612	8,661	7,951	—
Financial bonds	3,157	—	3,157	—
Other	11,340	—	11,340	—
Total debt securities	41,760	8,661	33,099	—
Total available for sale securities	49,583	16,484	33,099	—
Total	$55,519	$22,420	$33,099	$—

(1)
Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $10,607 and $4,027 of balances that are restricted at September 30, 2016 and December 31, 2015, respectively.

(2)
As of September 30, 2016, our investments in available for sale securities had a fair value of $44,312 with an amortized cost of $41,486; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $3,074, net of unrealized losses of $248. As of December 31, 2015, our investments in our available for sale securities had a fair value of $49,583 with an amortized cost of $48,040; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,113, net of unrealized losses of $570. At September 30, 2016, 16 of the securities we hold, with a fair value of $4,272, have been in a loss position for less than 12 months and 10 of the securities we hold, with a fair value of $1,325, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for what we believe to be extended periods of time, the financial conditions of the issuers of these securities remain strong and exhibit solid fundamentals, we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the nine months ended September 30, 2016 and 2015, we received gross proceeds of $13,508 and $6,469, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $423 and $41, respectively, and gross realized losses totaling $176 and $3, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

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

During the nine months ended September 30, 2016, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2016.

The carrying values of accounts receivable and accounts payable approximate fair value as of September 30, 2016 and December 31, 2015.  The carrying value and fair value of our mortgage notes payable were $60,856 and $66,394, respectively, as of September 30, 2016 and $62,203 and $65,999, respectively, as of December 31, 2015, and are categorized in Level 3 of

FIVE STAR QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Please see Note 3 for more information regarding fair value measurements related to impairments of our long lived assets in continuing operations.

The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets and/or internally developed cash flow models, all of which are considered to be Level 3 fair value measurements. Please see Note 11 for more information regarding impairments of our assets held for sale.

Note 8.  Indebtedness
We have a $100,000 secured revolving credit facility, or our Credit Facility, that is available for general business purposes, including acquisitions. In April 2016, we extended the maturity date of our Credit Facility to April 13, 2017, and we paid a fee of $300 in connection with this extension.  We are required to pay interest at an annual rate of LIBOR plus a premium of 250 basis points, or 3.03% as of September 30, 2016, on borrowings under our Credit Facility.  We are also required to pay a quarterly fee of 0.35% per annum on the unused part of our Credit Facility. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity.  The weighted average annual interest rate for borrowings under our Credit Facility was 3.31% and 2.81% for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, we had no borrowings outstanding and $87,671 available to borrow under our Credit Facility. We incurred interest expense and other associated costs related to our Credit Facility of $144 and $450 for the three months ended September 30, 2016 and 2015, respectively, and $1,476 and $1,462 for the nine months ended September 30, 2016 and 2015, respectively.

We are the borrower under our Credit Facility, and certain of our subsidiaries guarantee our obligations under our Credit Facility, which is secured by real estate mortgages on 10 senior living communities with 1,178 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral. In connection with our June 2016 sale and leaseback transaction with SNH, we reduced the aggregate commitments under our Credit Facility from $150,000 to $100,000 because, as part of that transaction, we sold to SNH five senior living communities that had been collateral under our Credit Facility prior to the sale. The amount of available borrowings under our Credit Facility is subject to our having qualified collateral, which is primarily based on the value of the properties securing our obligations under our Credit Facility. Accordingly, the availability of borrowings under our Credit Facility at any time may be less than $100,000.  Our Credit Facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, as defined.  Our Credit Facility contains a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. On October 17, 2016, ABP Trust and certain related parties requested the consent and waiver of the required lenders under our Credit Facility of any default or event of default resulting from their acquisition of more than 35% of the combined voting power of all our voting interests, which consent and waiver was obtained on October 21, 2016. Please see Note 10 for more information regarding the consent and waiver.

We previously had a $25,000 secured revolving line of credit that matured on March 18, 2016, which we determined not to extend or replace. We had no borrowings outstanding under this facility during either the nine months ended September 30, 2016 or 2015. We incurred associated costs related to this facility of $0 and $48 for the three months ended September 30, 2016 and 2015, respectively, and $45 and $144 for the nine months ended September 30, 2016 and 2015, respectively.

In June 2016, we initiated a so-called “step up” letter of credit for $11,700 as security for our workers’ compensation insurance program collateralized by approximately $8,000 in cash equivalents. This letter of credit matures in June 2017. We are required to increase the collateral under this letter of credit quarterly so that the stated amount of $11,700 is met by March 2017. The cash collateral is classified as short term restricted cash in our condensed consolidated balance sheet at September 30, 2016. At September 30, 2016, we had seven other irrevocable standby letters of credit outstanding, totaling $1,296, which secure certain of our other obligations. These letters of credit currently mature between May 2017 and September 2017 but are renewed annually. Our obligations under these letters of credit are secured by cash or cash equivalents.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

At September 30, 2016, six of our senior living communities were encumbered by mortgages with a carrying value of $60,856: (1) two of our communities were encumbered by Federal National Mortgage Association, or FNMA, mortgages; (2) two of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgages; and (3) two of our communities was encumbered by a mortgage from a commercial lender.  These mortgages contain standard mortgage covenants.  We recorded mortgage premiums in connection with our assumption of certain of these mortgages as part of our acquisitions of the encumbered communities in order to record the assumed mortgages at their estimated fair value. We are amortizing the mortgage premiums as a reduction of interest expense until the maturity of the respective mortgages.  The weighted average annual interest rate on these mortgages was 6.27% as of September 30, 2016.  Payments of principal and interest are due monthly under these mortgages until the maturities at varying dates ranging from June 2018 to September 2032.  We incurred mortgage interest expense, including premium amortization, of $806 and $607 for the three months ended September 30, 2016 and 2015, respectively, and $2,425 and $1,988 for the nine months ended September 30, 2016 and 2015, respectively. Our mortgage debts require monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows for our FNMA and FMCC mortgages require applicable FNMA and FMCC approval.
As of September 30, 2016, we believe we were in compliance with all applicable covenants under our Credit Facility and mortgage debts.

Note 9. Off Balance Sheet Arrangements
We have pledged our accounts receivable and certain other assets, with a carrying value as of September 30, 2016, of $15,144, arising from our operation of 25 communities owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of September 30, 2016, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with SNH, The RMR Group LLC, or RMR LLC, ABP Trust and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Directors or officers. For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.
SNH: We were a 100% owned subsidiary of SNH until SNH distributed our common shares to its shareholders in 2001. As of September 30, 2016, SNH owned 4,235,000 of our common shares, or approximately 8.6% of our outstanding common shares.  SNH is currently our largest stockholder. We are SNH’s largest tenant and we manage certain senior living communities owned by SNH.
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

•
Pursuant to the Transaction Agreement, SNH purchased seven senior living communities we owned for an aggregate purchase price of $112,350, and we and SNH simultaneously entered into a new long term lease agreement, or the New Lease, whereby SNH has leased those seven senior living communities to us.

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
(in thousands, except share data)
(unaudited)

communities covered by the New Lease to another existing or new long term lease agreement between us and SNH.  Other terms of the New Lease are substantially similar to those of our other four preexisting long term leases with SNH, such terms being described in our Annual Report, which descriptions are incorporated herein by reference.

•
Pursuant to the Transaction Agreement, our three then existing pooling agreements with SNH that combined for certain purposes certain of our management agreements with SNH for senior living communities that include assisted living units, or AL Management Agreements, were terminated, and we entered into 10 new pooling agreements with SNH, or the New Pooling Agreements.  Nine of the New Pooling Agreements combine six AL Management Agreements and one of the New Pooling Agreements currently combines five AL Management Agreements.  Each New Pooling Agreement combines various calculations of revenues and expenses from the operations of the applicable communities covered by each New Pooling Agreement.

•
Pursuant to the New Pooling Agreements, the AL Management Agreements covered by each New Pooling Agreement generally provide us with a management fee equal to either 3% or 5% of the gross revenues realized at such communities plus reimbursement for our direct costs and expenses related to such communities, as well as an annual incentive fee equal to either 35% or 20% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to either 8% or 7% of its invested capital, or, in the case of nine communities, a specified amount plus 7% of SNH’s invested capital since December 31, 2015.  The calculations of our fees and of SNH’s annual minimum return related to any AL Management Agreement that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements.  However, with respect to certain communities, SNH’s annual minimum return was reduced to 7%, and also, with respect to the nine communities referenced above, SNH’s annual minimum return was reset as of 2016 to specified amounts.  With regard to AL Management Agreements that became effective from and after May 2015, the management fee was changed to 5%, rather than the prior 3%, of the gross revenues realized at the applicable community, and the incentive fee was changed to 20%, rather than the prior 35%, of the annual net operating income of the applicable community remaining, in all cases after SNH realizes its requisite annual minimum return.  Pursuant to the New Pooling Agreements, SNH will pay us a fee for our management of capital expenditure projects equal to 3% of amounts funded by SNH.

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

•
The New Pooling Agreements collectively combine all AL Management Agreements except for the management agreement related to one assisted living community located in New York and the management agreement related to one assisted living community located in California, and, other than as described below, the terms of those management agreements were not amended as part of the transactions implemented by the Transaction Documents.  The terms of our existing pooling agreement with SNH that combines our management agreements with SNH for senior living communities that include only independent living units, and the terms of those management agreements, also were not amended as part of the transactions implemented by the Transaction Documents.

•
Pursuant to the Transaction Agreement, we and SNH amended the management agreement for one California community so that the calculation of SNH’s annual minimum return under that agreement is fixed at $3,610 plus 7% of any amount funded by SNH for capital expenditures at this community since December 31, 2015.

Because of the continuing relationships between us and SNH, the terms of the Transaction Documents were negotiated and approved by special committees of our Board of Directors and SNH’s board of trustees composed solely of our Independent Directors and SNH’s independent trustees who are not also Directors or trustees of the other party, which committees were represented by separate counsel.

FIVE STAR QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

In accordance with FASB ASC Topic 840, Leases, the sale and leaseback transaction with SNH described above qualifies for sale-leaseback accounting and we have classified the New Lease as an operating lease.  Accordingly, the carrying value of the senior living communities we sold to SNH of $29,706 was removed from our condensed consolidated balance sheets during the second quarter of 2016, and the gain generated from the sale of $82,644 was deferred and will be amortized as a reduction of rent expense over the initial term of the New Lease.  As of September 30, 2016, the short term part of the deferred gain in the amount of $6,609 is presented in other current liabilities in our condensed consolidated balance sheet, and the long term part of $74,347 is presented separately in our condensed consolidated balance sheet.  We incurred transaction costs of approximately $750 in connection with the sale of the senior living communities to SNH, which amount was expensed in full during the three months ended June 30, 2016.
In September 2016, SNH acquired for $130 an additional living unit at a senior living community located in Florida that we lease from SNH. This living unit was added to the applicable lease and our annual rent payable to SNH increased by $10 in accordance with the terms of that lease.
In September 2016, we and SNH sold a vacant SNF located in Wisconsin that we leased from SNH for $248, and as a result of this sale, our annual rent payable to SNH decreased by $25 in accordance with the terms of the applicable lease.
As of September 30, 2016 and 2015, we leased 183 and 178 senior living communities from SNH, respectively. Our total annual rent payable to SNH as of September 30, 2016 and 2015 was $202,253 and $191,839, respectively, excluding percentage rent.  Our total rent expense (which includes rent for all communities we lease from SNH, including communities that we have classified as discontinued operations) under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH described above, was $49,904 and $49,025 for the three months ended September 30, 2016 and 2015 , respectively, and $148,675 and $146,941 for the nine months ended September 30, 2016 and 2015, respectively, which amounts included estimated percentage rent of $1,364 and $1,371 for the three months ended September 30, 2016 and 2015, respectively, and $4,219 and $4,194 for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016 and December 31, 2015, we had outstanding rent due and payable to SNH of $18,198 and $17,497, respectively, which are presented in due to related persons in our condensed consolidated balance sheets.

Pursuant to the terms of our leases with SNH, we sold $3,470 and $7,523 for the three months ended September 30, 2016 and 2015, respectively, and $15,180 and $16,425 for the nine months ended September 30, 2016 and 2015, respectively, of improvements to communities leased from SNH. As a result, the annual rent payable by us to SNH increased by approximately $279 and $604 for the three months ended September 30, 2016 and 2015, respectively, and $1,219 and $1,322 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, our property and equipment included $7,017 for similar improvements to communities leased from SNH that we expected to request SNH to purchase from us for an increase in future rent; however, SNH is not obligated to purchase these improvements.
Also in September 2016, SNH agreed to acquire two senior living communities with a combined 126 living units located in Illinois for $18,600, excluding closing costs. If these communities are acquired, we expect that we will lease these communities from SNH under one of our existing master leases with SNH. These acquisitions are subject to various conditions; accordingly, we cannot be sure that SNH will complete these acquisitions and that we will lease them, that the acquisitions and lease arrangements will not be delayed or that the terms will not change.

During the nine months ended September 30, 2016, we began managing for the account of SNH three senior living communities SNH owns with an aggregate 288 living units. The terms under which we are managing these senior living communities are described above.
As of September 30, 2016 and 2015, we managed 63 and 60 senior living communities for the account of SNH, respectively. We earned management fees from SNH of $3,070 and $2,717 for the three months ended September 30, 2016 and 2015, respectively, and $8,689 and $7,939 for the nine months ended September 30, 2016 and 2015, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of SNH of $266 for the three and nine months ended September 30, 2016, which amount is included in management fee revenue in our condensed consolidated statement of operations.

In October 2016, SNH entered into an agreement to sell a former memory care building at an assisted living community in Florida that we have historically managed for the account of SNH. If this sale is completed, we expect that our management

FIVE STAR QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

agreement with SNH for this community will be terminated. This sale is subject to various conditions; accordingly, we cannot be sure that SNH will complete the sale.

In October 2016, we agreed to manage four senior living communities SNH owns with approximately 350 living units. We will manage these senior living communities pursuant to management agreements that will be added to an existing or new pooling agreement with terms consistent with the AL Management Agreements that became effective from and after May 2015 as described above. Our assumption of the management of these communities is subject to conditions and we cannot be sure that those conditions will be satisfied.

D&R Yonkers LLC:  In order to accommodate certain requirements of New York licensing laws, a part of one of the senior living communities owned by SNH that we manage is subleased by a subsidiary of SNH to D&R Yonkers LLC, and D&R Yonkers LLC is owned by SNH’s president and chief operating officer and our Chief Financial Officer and Treasurer. Pursuant to our management agreement with D&R Yonkers LLC, we earned management fees of $65 and $45 for the three months ended September 30, 2016 and 2015, respectively, and $194 and $153 for the nine months ended September 30, 2016 and 2015, respectively.

RMR LLC:  Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $2,229 and $2,241, for the three months ended September 30, 2016 and 2015, respectively, and $6,715 and $6,511 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plans.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $55 and $50 for the three months ended September 30, 2016 and 2015, respectively, and $261 and $351 for the nine months ended September 30, 2016 and 2015, respectively; these amounts are included in general and administrative expenses in our condensed consolidated statements of operations.
ABP Trust:  We lease our headquarters from a subsidiary of ABP Trust, which is the indirect controlling shareholder of RMR LLC and which is owned in part by one of our Managing Directors. Our rent expense for our headquarters was $420 and $400 for the three months ended September 30, 2016 and 2015, respectively, and $1,372 and $1,247 for the nine months ended September 30, 2016 and 2015, respectively.
On October 6, 2016, a subsidiary of ABP Trust, or the Purchaser, commenced a partial tender offer, or the Offer, for up to 10,000,000 of our common shares at a price of $3.00 per share. On October 27, 2016, the Purchaser amended the Offer to increase the number of our common shares it is offering to purchase from 10,000,000 to 18,000,000. In connection with the Offer, on October 2, 2016, we entered into a Consent, Standstill, Registration Rights and Lock-Up Agreement, or the Consent Agreement, with the Purchaser, ABP Trust, Adam D. Portnoy and Barry M. Portnoy, or the Requesting Parties. Pursuant to the Consent Agreement, among other things, we granted the Requesting Parties and certain related persons exceptions to the ownership restrictions set forth in our charter and, for the purposes of the restrictions on transfers of our common shares set forth in our bylaws and applicable provisions of Maryland law, approved the Requesting Parties’ acquisition up to 18,000,000 of our common shares. The Consent Agreement provided certain conditions to the granting of those exceptions and approvals, including that the Requesting Parties obtain the written consent of SNH to our granting of the exceptions to the ownership restrictions set forth in our charter and a waiver of any default under our leases, management and other agreements with SNH arising or resulting from the Offer and that, if required, the Requesting Parties obtain a written waiver from the required lenders under our Credit Facility of any default or event of default thereunder arising or resulting from the acquisition by the Requesting Parties of 35% or more of the combined voting power of all our voting interests, for the benefit of us and the Requesting Parties, or the Lender Consent. The Requesting Parties obtained such consent and waiver from SNH, to which we are a beneficiary, on October 2, 2016. On October 17, 2016, the Requesting Parties requested the Lender Consent and, in connection with this request, on October 21, 2016, we entered into a letter agreement with the Requesting Parties pursuant to which they confirmed their agreement to reimburse us for all of our out-of-pocket fees and expenses reasonably incurred in connection with such request and acknowledged that the Lender Consent does not vary any terms or conditions of the Consent Agreement. Also on October 21, 2016, the required lenders granted the Lender Consent. The Consent Agreement also included standstill and lock-up provisions for our benefit related to the common shares acquired by the Requesting Parties, as further described in the Consent Agreement. Because of the continuing relationships among us and ABP Trust and its affiliates, the

FIVE STAR QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

terms of the Consent Agreement were negotiated and approved by a special committee of our Board composed solely of our Independent Directors and also were approved by the Independent Directors and our Board (with Barry M. Portnoy abstaining), voting separately. For additional information regarding the Offer and the Consent Agreement and related matters, please refer to our Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on October 6, 2016, as amended by Amendment No. 1 to Schedule 14D-9 filed with the SEC on October 28, 2016, or the Schedule 14D-9, and to our Current Reports on Form 8-K dated October 2, 2016 and October 17, 2016 filed with the SEC on October 6, 2016 and October 27, 2016, respectively.
AIC:  We and six other companies to which RMR LLC provides management services each own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $4,595 in connection with this insurance program for the policy year ending June 30, 2017, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of September 30, 2016 and December 31, 2015, our investment in AIC had a carrying value of $7,110 and $6,827, respectively. These amounts are presented as an equity investment on our condensed consolidated balance sheets. We recognized income (loss) of $13 and $(25) related to our investment in AIC for the three months ended September 30, 2016 and 2015, respectively, and $107 and $70 for the nine months ended September 30, 2016 and 2015, respectively. Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $80 and $(72) for the three months ended September 30, 2016 and 2015, respectively, and $175 and $(91) for the nine months ended September 30, 2016 and 2015, respectively.

Directors’ and Officers’ Liability Insurance: We, The RMR Group Inc., RMR LLC and certain companies to which RMR LLC provides management services participate in a combined directors’ and officers’ liability insurance policy. In September 2016, we participated in a one year extension of this combined directors’ and officers’ insurance policy through September 2018. Our premium for this policy extension was approximately $79.

Note 11.  Discontinued Operations
In September 2016, we sold an assisted living community we owned with 32 living units located in Alabama for $225, excluding closing costs. As of September 30, 2016, we have no senior living communities classified as held for sale. We recorded long lived asset impairment charges of $325 for the three months ended March 31, 2016, to reduce the carrying value of this community to its estimated fair value, less costs to sell. During the three months ended June 30, 2016, in accordance with FASB ASC 360, Property, Plant and Equipment, we recorded a gain to increase the carrying value of this community based on an increase in the estimated fair value of this community, less costs to sell. Below is a summary of the operating results of our discontinued operations included in the condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$90	$335	$478	$4,021
Expenses	(143)	(876)	(497)	(5,577)
Impairment on discontinued assets	—	(697)	(112)	(697)
Loss from discontinued operations	$(53)	$(1,238)	$(131)	$(2,253)

Note 12.  Legal Proceedings and Claims
We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings may require us to incur significant expense. We account for claim and litigation losses in accordance with FASB ASC Topic 450, Contingencies, or ASC 450. Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to

FIVE STAR QUALITY CARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; and then, as information becomes known, the minimum loss amount is updated, as appropriate. A minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

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

We previously accrued a total liability of $10,100 related to this matter, all of which was accrued at December 31, 2015 and $0 and $3,600 of which we recognized as a revenue reserve or expense during the three and nine months ended September 2015, respectively.  As a result of the accrued liability exceeding the final settlement amount, we recorded an increase to earnings in our results of operations for the three months ended June 30, 2016 of approximately $1,500.  Of the total increase to earnings, $1,000 was recorded as an increase to senior living revenue and $500 as a decrease to other senior living operating expenses in our condensed consolidated statements of operations consistent with the classification of the original charge.

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19,200, which consisted of $2,500 for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered into with the plaintiff, $7,250 was paid to the plaintiff, of which $3,021 was paid by our liability insurer and the balance by us. We believe our liability insurer may be financially responsible for more than $3,021 and we are seeking additional payments from our liability insurer; however, we cannot predict the outcome of our on-going negotiations or potential future litigation with our liability insurer. As a result, we recorded a $4,229 charge during the three months ended December 31, 2015, which was included in other senior living operating expenses in our consolidated statements of operations.

Note 13.  Subsequent Event
In October 2016, we entered into an agreement to acquire an assisted living community with 63 living units located in Illinois for $7,900. We expect to fund this acquisition with cash on hand. We currently expect this transaction to close in 2016; however, this acquisition is subject to various conditions; accordingly, we cannot be sure that we will acquire this community, that the acquisition will not be delayed or that the terms of this acquisition will not change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report.

GENERAL INDUSTRY TRENDS
During the past several years, weak economic conditions in many markets throughout the country have negatively affected many businesses within our industry and others. These conditions have resulted in, among other things, a decrease in our senior living communities’ occupancy, and it is unclear when these conditions may materially improve. Although many of the services that we provide to residents of our senior living communities are needs driven, some prospective residents may be deferring decisions to relocate to senior living communities in light of current economic circumstances.  In recent years, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services.  For the past two to three years, low capital costs appear to have encouraged increased senior living development, particularly in certain higher demand markets.  As the recently developed senior living communities begin operations, we expect to experience continuing challenges in maintaining or increasing occupancy at our senior living communities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Three Months Ended September 30, 2016 and 2015:
The following tables present a summary of our operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(dollars in thousands, except average monthly rate)	2016	2015	Change	%/bps Change
Senior living revenue	$277,410	$279,685	$(2,275)	(0.8)%
Management fee revenue	3,336	2,717	619	22.8%
Reimbursed costs incurred on behalf of managed communities	63,965	62,170	1,795	2.9%
Total revenues	344,711	344,572	139	—%
Senior living wages and benefits	(137,190)	(135,133)	(2,057)	(1.5)%
Other senior living operating expenses	(70,890)	(72,637)	1,747	2.4%
Costs incurred on behalf of managed communities	(63,965)	(62,170)	(1,795)	(2.9)%
Rent expense	(50,625)	(49,730)	(895)	(1.8)%
General and administrative expenses	(18,542)	(16,587)	(1,955)	(11.8)%
Depreciation and amortization expense	(9,398)	(8,419)	(979)	(11.6)%
Goodwill impairment	—	(25,344)	25,344	100.0%
Long lived asset impairment	(196)	(145)	(51)	(35.2)%
Interest, dividend and other income	237	238	(1)	(0.4)%
Interest and other expense	(945)	(1,106)	161	14.6%
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income (loss)	12	—	12	100.0%
Benefit from income taxes	934	236	698	(295.8)%
Equity in earnings (losses) of an investee	13	(25)	38	(152.0)%
Loss from continuing operations	$(5,844)	$(26,250)	$20,406	77.7%
Total number of communities (end of period):
Owned and leased communities(1)	213	212	1	0.5%
Managed communities	63	60	3	5.0%
Number of total communities(1)	276	272	4	1.5%
Total number of living units (end of period):
Owned and leased living units (1)(2)	22,947	23,099	(152)	(0.7)%
Managed living units (2)	8,402	8,211	191	2.3%
Number of total living units (1)(2)	31,349	31,310	39	0.1%
Owned and leased communities (1):
Occupancy %(2)	83.8%	85.0%	n/a	(120)	bps
Average monthly rate(3)	$4,608	$4,567	$41	0.9%
Percent of senior living revenue from Medicaid	11.5%	11.4%	n/a	10	bps
Percent of senior living revenue from Medicare	9.9%	10.6%	n/a	(70)	bps
Percent of senior living revenue from private and other sources	78.6%	78.0%	n/a	60	bps

(1) Excludes those senior living communities that we have classified as discontinued operations.
(2) For the three months ended September 30, 2016, the calculation of occupancy includes only living units categorized as in service; occupancy calculations for periods prior to 2016 included certain living units categorized as out of service.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since July 1, 2015):

	Three Months Ended September 30,
(dollars in thousands, except average monthly rate)	2016	2015	Change	%/bps Change
Senior living revenue	$276,357	$278,010	$(1,653)	(0.6)%
Management fee revenue	2,964	2,717	247	9.1%
Senior living wages and benefits	(136,932)	(133,946)	(2,986)	(2.2)%
Other senior living operating expenses	(70,639)	(72,090)	1,451	2.0%
Total number of communities (end of period):
Owned and leased communities(1)	211	211	—	—%
Managed communities	60	60	—	—%
Number of total communities(1)	271	271	—	—%
Total number of living units (end of period):
Owned and leased living units (1)(2)	22,796	22,940	(144)	(0.6)%
Managed living units (2)	8,101	8,211	(110)	(1.3)%
Number of total living units (1)(2)	30,897	31,151	(254)	(0.8)%
Owned and leased communities (1):
Occupancy %(2)	83.7%	85.2%	n/a	(150)	bps
Average monthly rate(3)	$4,625	$4,562	$63	1.4%
Percent of senior living revenue from Medicaid	11.6%	11.1%	n/a	50	bps
Percent of senior living revenue from Medicare	9.9%	10.6%	n/a	(70)	bps
Percent of senior living revenue from private and other sources	78.5%	78.3%	n/a	20	bps

(1) Excludes those senior living communities that we have classified as discontinued operations.
(2) For the three months ended September 30, 2016, the calculation of occupancy includes only living units categorized as in service; occupancy calculations for periods prior to 2016 included certain living units categorized as out of service.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Our senior living revenue decreased by 0.8% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to a decrease in occupancy, partially offset by an increase in average monthly rates to residents who pay privately for services.

Our management fee revenue increased by 22.8% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to an increase in the base management fee to 5% from 3% under our management agreements with SNH for certain senior living communities and additional fees for the management of capital expenditure projects by us at the senior living communities we manage for the account of SNH, each of which became effective as of July 1, 2016, an increase in the number of managed communities from 60 to 63 and an increase in average monthly rates to private pay residents, partially offset by a decrease in occupancy at our comparable managed communities.

Our reimbursed costs incurred on behalf of managed communities increased by 2.9% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to an increase in the number of managed communities from 60 to 63.

Our senior living wages and benefits increased by 1.5% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to annual wage increases, increases in employee health insurance costs and our acquisition of two senior living communities during the fourth quarter of 2015.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, decreased by 2.4% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to professional fees and other costs recorded in the 2015 period related to our Medicare compliance assessment at one of our SNFs, or the Compliance Assessment, partially offset by an increase in professional and general liability insurance expense.

Our rent expense increased by 1.8% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2015 pursuant to our leases with SNH and an increase in the number of leased communities as a result of our June 2016 sale and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

leaseback transaction, partially offset by rent reductions as a result of the sale of certain communities that we leased from SNH during 2015 and 2016.

Our general and administrative expenses increased by 11.8% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to increases in certain corporate wages and benefits, transaction costs relating to our acquisition and disposition activities, purchased services and professional fees.

Our depreciation and amortization expense increased by 11.6% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to our acquisition of two senior living communities during the fourth quarter of 2015 and capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs related to our purchase of furniture and fixtures for owned senior living communities.

For the three months ended September 30, 2015, we recorded a non-cash charge for goodwill impairment of $25.3 million to write down the goodwill in our senior living reporting unit to its implied fair value.

For the three months ended September 30, 2016 and 2015 we recorded non-cash charges for long lived asset impairment of $0.2 million and $0.1 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Our interest, dividend and other income decreased by 0.4% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to lower investable cash and cash equivalents balances.

Our interest and other expense decreased by 14.6% for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to the repayment of all of the outstanding borrowings under our Credit Facility with proceeds from our June 2016 sale and leaseback transaction, partially offset by the assumption of a mortgage note in connection with our acquisition of two senior living communities during the fourth quarter of 2015.

Gain on sale of available for sale securities reclassified from accumulated other comprehensive income represents our realized gain on investments.

For the three months ended September 30, 2016 and 2015, we recognized income tax benefits from continuing operations of $0.9 million and $0.2 million, respectively. The benefits for income taxes increased primarily due to a reduction of estimated state tax expense resulting primarily from our June 2016 sale and leaseback transaction with SNH.  For more information about our taxes, please see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Equity in earnings of an investee represents our proportionate share of earnings from AIC.
Discontinued operations:
We recorded a loss from discontinued operations for the three months ended September 30, 2016 of $0.1 million compared to a loss of $1.2 million for the same period in 2015. We did not recognize any income tax expense or benefit from our discontinued operations for the three months ended September 30, 2016 or 2015.  The losses in both periods were primarily due to losses incurred at assisted living communities and SNFs that we have sold.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Nine Months Ended September 30, 2016 and 2015:
The following tables present a summary of our operations for the nine months ended September 30, 2016 and 2015:

(dollars in thousands, except average monthly rate)	Nine Months Ended September 30,
	2016	2015	Change	%/bps Change
Senior living revenue	$836,523	$832,793	$3,730	0.4%
Management fee revenue	8,955	7,939	1,016	12.8%
Reimbursed costs incurred on behalf of managed communities	186,378	180,082	6,296	3.5%
Total revenues	1,031,856	1,020,814	11,042	1.1%
Senior living wages and benefits	(408,886)	(404,737)	(4,149)	(1.0)%
Other senior living operating expenses	(212,565)	(216,107)	3,542	1.6%
Costs incurred on behalf of managed communities	(186,378)	(180,082)	(6,296)	(3.5)%
Rent expense	(150,837)	(149,015)	(1,822)	(1.2)%
General and administrative expenses	(54,218)	(52,750)	(1,468)	(2.8)%
Depreciation and amortization expense	(28,847)	(24,637)	(4,210)	(17.1)%
Goodwill impairment	—	(25,344)	25,344	100.0%
Long lived asset impairment	(502)	(145)	(357)	(246.2)%
Interest, dividend and other income	766	701	65	9.3%
Interest and other expense	(3,957)	(3,597)	(360)	(10.0)%
Gain on early extinguishment of debt	—	692	(692)	(100.0)%
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	247	38	209	550.0%
Provision for income taxes	(2,841)	(348)	(2,493)	(716.4)%
Equity in earnings of an investee	107	70	37	52.9%
Loss from continuing operations	$(16,055)	$(34,447)	$18,392	53.4%
Total number of communities (end of period):
Owned and leased communities(1)	213	212	1	0.5%
Managed communities	63	60	3	5.0%
Number of total communities(1)	276	272	4	1.5%
Total number of living units (end of period):
Owned and leased living units (1)(2)	22,947	23,099	(152)	(0.7)%
Managed living units (2)	8,402	8,211	191	2.3%
Number of total living units (1)(2)	31,349	31,310	39	0.1%
Owned and leased communities (1):
Occupancy %(2)	84.4%	85.2%	n/a	(80)	bps
Average monthly rate(3)	$4,640	$4,594	$46	1.0%
Percent of senior living revenue from Medicaid	11.5%	11.1%	n/a	40	bps
Percent of senior living revenue from Medicare	10.1%	11.3%	n/a	(120)	bps
Percent of senior living revenue from private and other sources	78.4%	77.6%	n/a	80	bps

(1) Excludes those senior living communities that we have classified as discontinued operations.
(2) For the nine months ended September 30, 2016, the calculation of occupancy includes only living units categorized as in service; occupancy calculations for periods prior to 2016 included certain living units categorized as out of service.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2015):

	Nine Months Ended September 30,
(dollars in thousands, except average monthly rate)	2016	2015	Change	%/bps Change
Senior living revenue	$831,962	$827,723	$4,239	0.5%
Management fee revenue	8,207	7,516	691	9.2%
Senior living wages and benefits	(406,822)	(401,032)	(5,790)	(1.4)%
Other senior living operating expenses	(210,624)	(214,344)	3,720	1.7%
Total number of communities (end of period):
Owned and leased communities (1)	211	211	0	—%
Managed communities	46	46	0	—%
Number of total communities(1)	257	257	0	—%
Total number of living units (end of period):
Owned and leased living units (1)(2)	22,796	22,940	(144)	(0.6)%
Managed living units	7,217	7,330	(113)	(1.5)%
Number of total living units (1)(2)	30,013	30,270	(257)	(0.8)%
Owned and leased communities (1):
Occupancy %(2)	84.3%	85.4%	n/a	(110)	bps
Average monthly rate(3)	$4,649	$4,588	$61	1.3%
Percent of senior living revenue from Medicaid	11.4%	10.8%	n/a	60	bps
Percent of senior living revenue from Medicare	10.2%	11.3%	n/a	(110)	bps
Percent of senior living revenue from private and other sources	78.4%	77.9%	n/a	50	bps

(1) Excludes those senior living communities that we have classified as discontinued operations.
(2) For the nine months ended September 30, 2016, the calculation of occupancy includes only living units categorized as in service; occupancy calculations for periods prior to 2016 included certain living units categorized as out of service.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Our senior living revenue increased by 0.4% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to an increase in average monthly rates to residents who pay privately for services, a $1.0 million reversal in revenue reserves recorded in the 2016 period as a result of the final settlement amount of the Compliance Assessment being less than the previously estimated amount, a $2.4 million revenue reserve recorded in the 2015 period related to the Compliance Assessment and an increase in the number of communities compared to the same period in 2015, partially offset by a decrease in occupancy.
Our management fee revenue increased by 12.8% for the nine months ended September 30, 2016 and 2015 primarily due to an increase in the base management fee to 5% from 3% under our management agreements with SNH for certain senior living communities and additional fees for the management of capital expenditure projects at the senior living communities we manage for the account of SNH, each of which became effective as of July 1, 2016, an increase in the number of managed communities from 60 to 63 and an increase in average monthly rates to private pay residents, partially offset by a decrease in occupancy at our comparable managed communities.
Our reimbursed costs incurred on behalf of managed communities increased by 3.5% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to an increase in the number of managed communities from 60 to 63.

Our senior living wages and benefits increased by 1.0% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to annual wage increases, increases in employee health insurance costs and our acquisition of two senior living communities during the fourth quarter of 2015, partially offset by decreases in workers' compensation insurance costs.

Our other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, decreased by 1.6% primarily due to a $0.5 million reversal in accrued liability for estimated penalties related to the Compliance Assessment and professional fees and other costs we incurred during the 2015 period related to the Compliance Assessment, partially offset by transaction costs we incurred primarily related to our June 2016 sale and leaseback transaction and increased professional and general liability insurance expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our rent expense increased by 1.2% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2015 pursuant to our leases with SNH and an increase in the number of leased communities as a result of our June 2016 sale and leaseback transaction, partially offset by rent reductions as a result of the sale of certain communities that we leased from SNH during 2015 and 2016.

Our general and administrative expenses increased by 2.8% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to increases in certain corporate wages and benefits, transaction costs relating to our acquisition and disposition activities, purchased services and professional fees.

Our depreciation and amortization expense increased by 17.1% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to our acquisition of two senior living communities during the fourth quarter of 2015 and capital expenditures (net of our sales of capital improvements to SNH), including depreciation costs related to our purchase of furniture and fixtures for owned senior living communities.

For the nine months ended September 30, 2015, we recorded a non-cash charge for goodwill impairment of $25.3 million to write down the goodwill in our senior living reporting unit to its implied fair value.

For the nine months ended September 30, 2016 and 2015 we recorded non-cash charges for long lived asset impairment of $0.5 million and $0.1 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Our interest, dividend and other income increased by 9.3% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to higher investable cash and cash equivalents balances. Our interest and other expense increased by 10.0% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the assumption of a mortgage note in connection with our acquisition of two senior living communities during the fourth quarter of 2015 and increased borrowings under our Credit Facility for the first six months of 2016, partially offset by the repayment of all of the outstanding borrowings under our Credit Facility with proceeds from our June 2016 sale and leaseback transaction.

For the nine months ended September 30, 2015, we recorded a gain on early extinguishment of debt of $0.7 million in connection with the prepayment of one of our mortgage notes.

Gain on sale of available for sale securities reclassified from accumulated other comprehensive income represents our realized gain on investments.

For the nine months ended September 30, 2016 and 2015, we recognized a provision for income taxes from continuing operations of $2.8 million and $0.3 million, respectively. The provision for income taxes increased primarily due to the taxes on the gain we realized for tax purposes in connection with our June 2016 sale and leaseback transaction.  For more information about our taxes, please see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Equity in earnings of an investee represents our proportionate share of earnings from AIC.
Discontinued operations:
We recorded a loss from discontinued operations for the nine months ended September 30, 2016 of $0.1 million compared to a loss of $2.3 million for the nine months ended September 30, 2015.  The loss from discontinued operations for the nine months ended September 30, 2016 includes impairment charges recorded at a senior living community included in discontinued operations, partially offset by a gain to increase the carrying value of this community based on an increase in the estimated fair value of this community, less costs to sell. The loss from discontinued operations for the nine months ended September 30, 2015 was primarily due to losses incurred at assisted living communities and SNFs that have been sold.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2016, we had $43.2 million of unrestricted cash and cash equivalents and $87.7 million available to borrow under our Credit Facility.  Our Credit Facility matures on April 13, 2017; although we intend to refinance or replace our Credit Facility on or before its maturity, we cannot be sure that we will be able to do so or what the terms or timing of any such refinancing or replacement might be. We expect to use the cash flows from our operations, our cash balances, borrowings under our Credit Facility or any replacement credit facility, proceeds from our sales to SNH of qualified capital improvements we may make to communities that we lease from SNH for increased rent pursuant to our leases to fund our operations, debt

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

funding obligations, investments in and maintenance of our senior living communities, future acquisitions and other general business purposes. We have also in the past incurred debt in addition to our Credit Facility, engaged in sale and leaseback transactions, assumed mortgage debt in connection with certain of our acquisitions and mortgage financed our properties and we may do so in the future. We believe such amounts will be sufficient to fund these activities for the next 12 months and for the foreseeable future thereafter.  If, however, we are unable to replace or refinance our Credit Facility, our occupancies continue to decline, the non-government payment rates we receive for our services decline, government reimbursement rates are reduced and we are unable to generate positive cash flows for an extended period, or for other reasons, we expect that we would explore alternatives to fund our operations.  Such alternatives may include reducing our costs, incurring debt under, and perhaps in addition to, our Credit Facility or a replacement credit facility, if any, mortgage financing our owned communities that are not subject to existing mortgages and issuing new debt or equity securities. We may also elect to pursue such funding sources for other business reasons, including to grow our business.
Assets and Liabilities
At September 30, 2016, we had cash and cash equivalents of $43.2 million compared to $14.7 million at December 31, 2015. Our total current assets at September 30, 2016 and December 31, 2015 were $147.8 million and $112.1 million, respectively.  Our total current and long term liabilities were $186.9 million and $173.7 million, respectively, at September 30, 2016 compared to $243.9 million and $103.4 million, respectively, at December 31, 2015. The increase in our cash and cash equivalents as well as the increase in our total current assets primarily relates to the $112.4 million of net proceeds received from our June 2016 sale and leaseback transaction.  The decrease in our total current liabilities primarily relates to our repayment of outstanding borrowings under our Credit Facility, a settlement payment from us and our insurer related to our Arizona litigation matter, a payment made to the OIG in connection with the settlement of the Compliance Assessment and timing differences in our payables and accrued costs. The increase in our total long term liabilities primarily relates to the long term deferred gain we recorded in connection with our June 2016 sale and leaseback transaction.

We had cash flows used in operating activities of $7.0 million for the nine months ended September 30, 2016 compared to cash flows provided by operating activities of $35.7 million for the same period in 2015. The decrease in our cash flows from operating activities for the nine months ended September 30, 2016 was primarily due to a payment made in connection with the settlement of the Arizona litigation matter, a payment made to the OIG in connection with the settlement of the Compliance Assessment and timing of other payables made by us before the period ended September 30, 2016 and lower operating income before non-cash goodwill charges. We had cash flows provided by investing activities of $86.6 million compared to cash flows used in investing activities of $29.3 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash provided by investing activities was due to the $112.4 million of net proceeds received from our June 2016 sale and leaseback transaction.  Acquisitions of property and equipment, on a net basis after considering the proceeds from sales of such assets to SNH, were $25.6 million and $24.4 million for the nine months ended September 30, 2016 and 2015, respectively.  We had cash flows used in financing activities of $51.2 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash flows used in financing activities for the nine months ended September 30, 2016 was due to the repayment of $75.0 million of outstanding borrowings under our Credit Facility primarily with a part of the proceeds from our June 2016 sale and leaseback transaction.
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

In June 2016, we entered into a sale and leaseback transaction with SNH, whereby SNH purchased seven senior living communities we then owned and simultaneously leased those communities back to us pursuant to a new master lease agreement. We are required to pay initial annual rent of $8.4 million under the new master lease. The initial term of the new master lease expires on December 31, 2028, and we have options to extend the term of the new master lease for two consecutive 15-year terms.

As of September 30, 2016, we leased 183 senior living communities from SNH under five leases.  Our total annual rent payable to SNH as of September 30, 2016 was $202.3 million, excluding percentage rent based on increases in gross revenues at certain communities.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction, was $49.9 million and $49.0 million for the three months ended September 30, 2016 and 2015, respectively, and $148.7 million and $146.9 million for the nine months ended September 30, 2016 and 2015, respectively, which included approximately $1.4 million in estimated percentage rent due

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

to SNH for each of the three months ended September 30, 2016 and 2015, and approximately $4.2 million for each of the nine months ended September 30, 2016 and 2015.

Upon our request, SNH may purchase capital improvements made at the communities we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us. During the nine months ended September 30, 2016, we sold to SNH $15.2 million of capital improvements made at the communities we lease from SNH and these purchases resulted in our annual rent being increased by approximately $1.2 million.

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

In September 2016, we sold an assisted living community we owned with 32 living units located in Alabama for $0.2 million, excluding closing costs. As of September 30, 2016, we have no senior living communities classified as held for sale.

In September 2016, we and SNH sold a vacant SNF located in Wisconsin for approximately $0.2 million, and as a result of this sale, our annual rent payable to SNH decreased by approximately $25,000 in accordance with the terms of the applicable lease.

In September 2016, SNH acquired for $0.1 million an additional living unit at a senior living community located in Florida we lease from SNH. This living unit was added to the applicable lease and our annual rent payable to SNH increased by approximately $10,000 in accordance with the terms of that lease.

Also in September 2016, SNH entered into an agreement to acquire two senior living communities with a combined 126 living units located in Illinois for $18.6 million, excluding closing costs. If these communities are acquired, we expect to lease these communities from SNH under one of our existing master leases with SNH. These acquisitions are subject to various conditions; accordingly, we cannot be sure that SNH will complete the acquisitions and that we will lease them, that the acquisitions and lease arrangements will not be delayed or that the terms will not change.

In October 2016, we entered into an agreement to acquire an assisted living community with 63 living units located in Illinois for $7.9 million. We expect to fund this acquisition with cash on hand. We currently expect this transaction to close in 2016; however, this acquisition is subject to various conditions; accordingly, we cannot be sure that we will acquire this community, that the acquisition will not be delayed or that the terms of this acquisition will not change.

In October 2016, we agreed to manage four senior living communities SNH owns with approximately 350 living units. We will manage these senior living communities pursuant to management agreements that will be added to an existing or new pooling agreement with terms consistent with the AL Management Agreements that became effective from and after May 2015 as described in Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Our assumption of the management of these communities is subject to conditions and we cannot be sure that those conditions will be satisfied.

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

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing, rehabilitation and wellness services.  We derived approximately 21.6% and 22.4% of our total revenues from continuing operations from these programs during the nine months ended September 30, 2016 and 2015, respectively. Our net Medicare revenues from services to senior living community residents from continuing operations totaled $83.2 million and $92.9 million during the nine months ended September 30, 2016 and 2015, respectively. Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $93.9 million and $91.1 million during the nine months ended September 30, 2016 and 2015, respectively.

Because of the current and projected federal budget deficit, other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes that may cause these government funded healthcare programs to not increase rates to match our increasing expenses, but such changes may be adverse and material to our operations and to our future financial results.

On July 29, 2016, the Centers for Medicare and Medicaid Services, or CMS, adopted a final rule updating Medicare payments to SNFs for federal fiscal year 2017, which CMS estimates will increase payments to SNFs by an aggregate of 2.4% compared to payments in federal fiscal year 2016. Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012, Medicare payment rates are expected to be lower for federal fiscal year 2017 than they were in federal fiscal year 2011. The final rule also includes regulations to implement the SNF quality reporting program beginning in federal fiscal year 2018 and the SNF value-based purchasing program beginning in federal fiscal year 2019. The SNF quality reporting program will subject SNFs that fail to timely comply with the reporting requirements to a 2.0% reduction in their annual updated Medicare payment rates as required by the Improving Medicare Post-Acute Transformation Act of 2014, or the IMPACT Act.  The SNF value-based purchasing program will provide incentive payments to SNFs for quality and efficiency, as required by the Protecting Access to Medicare Act of 2014.

On September 28, 2016, CMS issued a final rule to update the requirements for long term care facilities that participate in Medicare and Medicaid, including our SNFs. The final rule, which is effective beginning on November 28, 2016, institutes a broad range of new requirements, some of which stem from statutory modifications under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and the IMPACT Act. The requirements under the final rule largely match those set forth in the proposed rule, which was released by CMS on July 13, 2015. These requirements will increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, including our SNFs. Specifically, CMS now estimates in the final rule that the cost of complying with all of the new requirements per facility would be approximately $62,900 in the first year, and approximately $55,000 each year thereafter. However, we believe new requirements often cost considerably more than CMS estimates.

On October 14, 2016, CMS issued a final rule to implement the Merit-Based Incentive System, or MIPS, and Advanced Alternative Payment Models, or APMs, which together CMS calls the Quality Payment Program.  These reforms were mandated under the Medicare Access and CHIP Reauthorization Act and replace the Sustainable Growth Rate methodology for updates to the Medicare Physician Fee Schedule, or MPFS.  Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments.  MIPS is a new Medicare program that combines certain parts of existing quality and incentive programs into a single program that addresses quality, resource use, clinical practice activities and meaningful use of electronic health records.  APMs are innovative models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries which draw on existing programs, such as the bundled payment and shared savings models.  Our Medicare Part B outpatient therapy revenue rates are tied to the MPFS and may be affected by these regulatory changes.

For more information regarding the government healthcare funding and regulation of our business, please see the sections captioned “Business-Government Regulation and Reimbursement” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Our Revenues” in our Annual Report and the section captioned “Impact of Government Reimbursement” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Debt Financings and Covenants
During June and July 2016, we used part of the net proceeds from our June 2016 sale and leaseback transaction to repay outstanding borrowings under our Credit Facility.  As of September 30, 2016, we had no amounts outstanding under our Credit

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Facility and $60.9 million of outstanding mortgage debt, and we believe we were in compliance with all applicable covenants under our debt agreements. As of November 2, 2016, we continue to have no amounts outstanding under our Credit Facility.
In April 2016, we extended the maturity date of our Credit Facility to April 13, 2017, and we paid a fee of $0.3 million in connection with this extension. We cannot be sure that we will be successful in renewing, refinancing or replacing our Credit Facility when it expires and any such renewal, refinancing or replacement may be on terms less favorable to us than the current terms. For more information regarding our debt financings and covenants, please see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Off Balance Sheet Arrangements
We have pledged our accounts receivable and certain other assets, with a carrying value, as of September 30, 2016, of $15.1 million arising from our operation of 25 communities owned by SNH and leased to us to secure SNH’s borrowings from its lender, FNMA.  As of September 30, 2016, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related Person Transactions
We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust and others related to them. For example, SNH is our former parent company, our largest landlord and the owner of senior living communities that we manage and SNH is currently our largest stockholder; RMR LLC provides management services to both us and to SNH and RMR LLC employs certain of our and SNH’s executive officers; we lease our headquarters from ABP Trust, the indirect controlling shareholder of RMR LLC, which is owned in part by one of our Managing Directors and a subsidiary of which recently commenced a partial tender offer for up to 18,000,000 of our common shares; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC. For further information about these and other such relationships and related person transactions, please see “Our Leases and Management Agreements with SNH” above, Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, our Current Reports on Form 8-K dated June 29, 2016, October 2, 2016, October 17, 2016 and November 1, 2016, the Schedule 14D-9 and our other filings with the SEC. In addition, please see the section captioned “Risk Factors” of this Quarterly Report on Form 10-Q and of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including RMR LLC and companies to which RMR LLC or its affiliates provide management services.
Seasonality
Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, SNF and assisted living residents are sometimes discharged to join family celebrations and relocations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among SNF and assisted living residents which can result in increased costs or discharges to hospitals. As a result of these factors, SNF and assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lower earnings in the first and fourth quarters. We do not believe that this seasonality will cause fluctuations in our revenues or operating cash flows to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,

•	COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,

•	INCREASES IN INSURANCE AND TORT LIABILITY COSTS,

•	INCREASES IN OUR LABOR COSTS OR IN COSTS WE PAY FOR GOODS AND SERVICES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING DIRECTORS, SNH, RMR LLC, ABP TRUST, AIC AND OTHERS AFFILIATED WITH THEM,

•	DELAYS OR NONPAYMENTS OF GOVERNMENT PAYMENTS TO US THAT COULD RESULT FROM GOVERNMENT SHUTDOWNS OR OTHER CIRCUMSTANCES,

•
COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT COULD AFFECT OUR SERVICES OR IMPOSE REQUIREMENTS, COSTS AND ADMINISTRATIVE BURDENS THAT MAY REDUCE OUR ABILITY TO PROFITABLY OPERATE OUR BUSINESS, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•
WE BELIEVE THAT OUR LIABILITY INSURER MAY BE FINANCIALLY RESPONSIBLE FOR MORE THAN IT HAS PAID IN CONNECTION WITH OUR SETTLEMENT OF THE ARIZONA LITIGATION AND WE ARE SEEKING ADDITIONAL PAYMENTS FROM OUR LIABILITY INSURER. HOWEVER, OUR LIABILITY INSURER HAS DENIED COVERAGE FOR ANY ADDITIONAL AMOUNTS. WE CANNOT PREDICT THE OUTCOME OF OUR ON GOING NEGOTIATIONS OR ANY POTENTIAL FUTURE LITIGATION WITH OUR LIABILITY INSURER, AND ANY POTENTIAL LITIGATION BETWEEN US AND OUR LIABILITY INSURER MAY ITSELF BE EXPENSIVE,

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

•
WE MAY ENTER INTO ADDITIONAL LEASE OR MANAGEMENT ARRANGEMENTS WITH SNH FOR ADDITIONAL SENIOR LIVING COMMUNITIES THAT SNH OWNS OR MAY ACQUIRE IN THE FUTURE OR OTHER TRANSACTIONS WITH SNH. HOWEVER, WE CANNOT BE SURE THAT WE AND SNH WILL ENTER INTO ANY ADDITIONAL LEASES, MANAGEMENT ARRANGEMENTS OR OTHER TRANSACTIONS,

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

•
AT SEPTEMBER 30, 2016, WE HAD $43.2 MILLION OF CASH AND CASH EQUIVALENTS AND $87.7 MILLION OF REMAINING AVAILABILITY UNDER OUR CREDIT FACILITY. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE HAVE SUFFICIENT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, SNH IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS WE MAY MAKE TO THE LEASED COMMUNITIES. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•
IN RECENT YEARS ECONOMIC INDICATORS REFLECT AN IMPROVING HOUSING MARKET AND MANY OF THE SERVICES WE PROVIDE ARE NEEDS DRIVEN.  THESE FACTORS MAY IMPLY THAT ECONOMIC CONDITIONS WILL IMPROVE AND THAT OUR REVENUES AND PROFITABILITY WILL IMPROVE.  HOWEVER, WE CANNOT BE SURE THAT GENERAL ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE EXISTS ANY PENT UP DEMAND FOR SERVICES WE PROVIDE OR THAT, EVEN IF THERE IS SUCH DEMAND, THAT WE WOULD BE SUCCESSFUL IN ATTRACTING SUCH DEMAND, OR THAT OUR REVENUES AND PROFITS WILL IMPROVE. FURTHER, SOME ECONOMIC INDICATORS MAY INDICATE

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

•
OUR CREDIT FACILITY MATURES ON APRIL 13, 2017; ALTHOUGH WE INTEND TO REFINANCE OR REPLACE OUR CREDIT FACILITY ON OR BEFORE ITS MATURITY, WE CANNOT BE SURE THAT WE WILL BE ABLE TO DO SO OR WHAT THE TERMS OR TIMING OF ANY SUCH REFINANCING OR REPLACEMENT MIGHT BE,

•
CONTINGENCIES IN OUR AND SNH’S ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND ANY PENDING ACQUISITIONS AND/OR SALES AND ANY RELATED LEASES OR MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

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

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING SNH, RMR LLC, ABP TRUST, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

•
THIS QUARTERLY REPORT STATES THAT THE TERMS OF THE TRANSACTION DOCUMENTS WITH SNH AND OF THE CONSENT AGREEMENT WITH ABP TRUST AND OTHERS WERE NEGOTIATED AND APPROVED BY SPECIAL COMMITTEES OF OUR BOARD OF DIRECTORS COMPOSED SOLELY OF OUR INDEPENDENT DIRECTORS.  AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THE TERMS OF THE TRANSACTION DOCUMENTS AND OF THE CONSENT AGREEMENT ARE EQUIVALENT TO THOSE THAT COULD BE OBTAINED IN “ARM’S LENGTH” NEGOTIATIONS BETWEEN UNRELATED PARTIES.  WE AND SNH ARE RELATED BECAUSE, AMONG OTHER THINGS, SNH IS OUR LARGEST LANDLORD AND IS CURRENTLY OUR LARGEST STOCKHOLDER, AND WE AND ABP TRUST ARE RELATED BECAUSE ABP TRUST IS THE INDIRECT CONTROLLING SHAREHOLDER OF OUR MANAGER, RMR LLC, AND IS OWNED IN PART BY ONE OF OUR MANAGING DIRECTORS, AND BECAUSE WE HAVE LEASING ARRANGEMENTS WITH A SUBSIDIARY OF ABP TRUST.  ACCORDINGLY, THE TERMS OF THE TRANSACTION DOCUMENTS AND THE CONSENT AGREEMENT DESCRIBED HEREIN MAY NOT BE EQUIVALENT TO THOSE THAT COULD BE OBTAINED IN “ARM’S LENGTH” NEGOTIATIONS BETWEEN UNRELATED PARTIES.

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

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, or our Second Quarter Report, and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or Second Quarter Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the trading price of our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, our Second Quarter Report and below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our Directors, officers, manager or agents.

Our bylaws currently provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Director, officer, manager, agent or employee of ours to us or our stockholders; (3) any action asserting a claim against us or any Director, officer, manager, agent or employee of ours arising pursuant to the Maryland General Corporation Law, our charter or bylaws brought by or on behalf of a stockholder; or (4) any action asserting a claim against us or any Director, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine of the State of Maryland. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our Directors, officers, manager or agents, which may discourage lawsuits against us and our Directors, officers, manager or agents. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of common stock shall be deemed to have notice of and to have consented to this provision of our bylaws, as they may be amended from time to time. This provision of our bylaws does not abrogate or supersede other provisions of our bylaws dealing with the arbitration of certain disputes affecting us.

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

3.3	Articles Supplementary, dated April 16, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 16, 2014.)
3.4	Amended and Restated Bylaws of the Company, adopted September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2016.)
4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
10.1
Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)

10.2
Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 29, 2016, among certain subsidiaries of the Company, as tenant, and certain subsidiaries of Senior Housing Properties Trust, as landlord. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
99.1
Letter Agreement, dated October 21, 2016, among the Company and ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 2016.)

99.2	Letter Agreement, dated October 28, 2016, between the Company and Senior Housing Properties Trust. (Filed herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR QUALITY CARE, INC.
/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: November 3, 2016

/s/ Richard A. Doyle
Richard A. Doyle
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 3, 2016