Form 10-K
period 2016-12-31
FIVE STAR QUALITY CARE, INC.
filed 2017-03-03
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1‑16817
FIVE STAR SENIOR LIVING INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	04‑3516029 (IRS Employer Identification No.)
400 Centre Street, Newton, Massachusetts 02458
(Address of Principal Executive Offices) (Zip Code)
(Registrant’s Telephone Number, Including Area Code): 617‑796‑8387
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting shares of common stock, $.01 par value, or common shares, of the registrant held by non-affiliates was $102.1 million based on the $2.34 closing price per common share on the New York Stock Exchange on June 30, 2016. For purposes of this calculation, an aggregate of 1,661,811 common shares held directly by, or by affiliates of, the directors and the officers of the registrant, plus 4,235,000 common shares held by Senior Housing Properties Trust, have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 17, 2017: 49,995,932.
References in this Annual Report on Form 10‑K to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2016.

 WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, "WILL", "MAY" AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY, TO OPERATE ADDITIONAL OWNED, LEASED OR MANAGED SENIOR LIVING COMMUNITIES AND TO SELL COMMUNITIES WE OFFER FOR SALE,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR NEW SECURED REVOLVING CREDIT FACILITY,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•
THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, AS AMENDED BY THE HEALTHCARE AND EDUCATION RECONCILIATION ACT, OR COLLECTIVELY, THE ACA, INCLUDING CURRENT PROPOSALS TO REPEAL AND REPLACE THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•
CHANGES IN MEDICARE OR MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE IMPACT OF THE ACA, INCLUDING CURRENT PROPOSALS TO REPEAL AND REPLACE THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED MEDICARE OR MEDICAID RATES OR A FAILURE OF SUCH RATES TO COVER OUR COSTS OR LIMIT THE SCOPE OR FUNDING OF EITHER OR BOTH PROGRAMS,

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,

•	COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,

•	INCREASES IN TORT AND INSURANCE LIABILITY COSTS,

•	INCREASES IN OUR LABOR COSTS OR IN COSTS WE PAY FOR GOODS AND SERVICES,

i

•
ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING DIRECTORS, SENIOR HOUSING PROPERTIES TRUST OR ITS SUBSIDIARIES, OR SNH, THE RMR GROUP LLC, OR RMR LLC, ABP TRUST, AIC AND OTHERS AFFILIATED WITH THEM,

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
FOR EXAMPLE:

•
THE VARIOUS FEDERAL AND STATE GOVERNMENT AGENCIES WHICH PAY US FOR THE SERVICES WE PROVIDE TO SOME OF OUR RESIDENTS ARE CURRENTLY EXPERIENCING BUDGETARY CONSTRAINTS AND MAY LOWER THE MEDICARE, MEDICAID AND OTHER RATES THEY PAY US. BECAUSE WE OFTEN CANNOT LOWER THE QUALITY OF THE SERVICES WE PROVIDE TO MATCH THE AVAILABLE MEDICARE, MEDICAID AND OTHER RATES WE ARE PAID, WE MAY EXPERIENCE LOSSES AND SUCH LOSSES MAY BE MATERIAL,

•
WE MAY ENTER INTO ADDITIONAL LEASE OR MANAGEMENT ARRANGEMENTS WITH SNH FOR ADDITIONAL SENIOR LIVING COMMUNITIES THAT SNH OWNS OR MAY ACQUIRE IN THE FUTURE OR WE MAY ENTER INTO OTHER TRANSACTIONS WITH SNH. HOWEVER, WE CANNOT BE SURE THAT WE WILL ENTER INTO ANY ADDITIONAL LEASE OR MANAGEMENT ARRANGEMENTS OR OTHER TRANSACTIONS WITH SNH,

•
OUR ABILITY TO OPERATE NEW SENIOR LIVING COMMUNITIES PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW COMMUNITIES INTO OUR EXISTING OPERATIONS, AS WELL AS SOME FACTORS WHICH ARE BEYOND OUR CONTROL, SUCH AS THE DEMAND FOR OUR SERVICES ARISING FROM ECONOMIC CONDITIONS GENERALLY AND COMPETITION FROM OTHER PROVIDERS OF SENIOR LIVING SERVICES. WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE, OPERATE AND PROFITABLY MANAGE NEW COMMUNITIES,

•	OUR BELIEF THAT THE AGING OF THE U.S. POPULATION WILL INCREASE DEMAND FOR SENIOR LIVING COMMUNITIES AND SERVICES MAY NOT BE REALIZED OR MAY NOT RESULT IN INCREASED DEMAND FOR OUR SERVICES,

•	OUR MARKETING INITIATIVES MAY NOT SUCCEED IN INCREASING OUR OCCUPANCY AND REVENUES AND MAY COST MORE THAN ANY INCREASED REVENUES THEY MAY GENERATE,

•
AT DECEMBER 31, 2016, WE HAD $16.6 MILLION OF CASH AND CASH EQUIVALENTS AND $85.3 MILLION AVAILBLE TO BORROW UNDER OUR THEN EXISTING SECURED REVOLVING CREDIT FACILITY. IN FEBRUARY 2017, WE REPLACED OUR THEN EXISTING SECURED REVOLVING CREDIT FACILITY WITH A NEW $100.0 MILLION SECURED REVOLVING CREDIT FACILITY THAT MATURES IN FEBRUARY 2020. AS OF MARCH 2, 2017, WE HAD $100.0 MILLION AVAILABLE TO BORROW UNDER OUR NEW SECURED REVOLVING CREDIT FACILITY. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE HAVE SUFFICIENT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, SNH IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS WE MAY MAKE TO THE LEASED COMMUNITIES. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•	CIRCUMSTANCES THAT ADVERSELY AFFECT THE ABILITY OF SENIORS OR THEIR FAMILIES TO PAY FOR OUR SERVICES, SUCH AS ECONOMIC DOWNTURNS, SOFTNESS IN THE U.S. HOUSING MARKET,

HIGHER LEVELS OF UNEMPLOYMENT AMONG RESIDENT FAMILY MEMBERS, LOWER LEVELS OF CONSUMER CONFIDENCE, STOCK MARKET VOLATILITY AND/OR CHANGES IN DEMOGRAPHICS GENERALLY COULD AFFECT THE PROFITABILITY OF OUR SENIOR LIVING COMMUNITIES,

•
RESIDENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES, WHICH COULD RESULT IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND OUR INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENTS AND OTHER PAYERS,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•	OUR OPTIONS TO EXTEND THE MATURITY DATE OF OUR NEW CREDIT FACILITY ARE SUBJECT TO OUR PAYMENT OF EXTENSION FEES AND MEETING OTHER CONDITIONS, BUT THE APPLICABLE CONDITIONS MAY NOT BE MET,

•
THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR NEW CREDIT FACILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF THE ASSETS SECURING OUR OBLIGATIONS UNDER OUR NEW CREDIT FACILITY. ACCORDINGLY, THE AVAILABILITY OF BORROWINGS UNDER OUR NEW CREDIT FACILITY AT ANY TIME MAY BE LESS THAN $100.0 MILLION. ALSO, THE AVAILABILITY OF BORROWINGS UNDER OUR NEW CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR NEW CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR NEW CREDIT FACILITY,

•
WE BELIEVE THAT OUR LIABILITY INSURER MAY BE FINANCIALLY RESPONSIBLE FOR MORE THAN IT HAS PAID IN CONNECTION WITH OUR SETTLEMENT OF THE ARIZONA LITIGATION, DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K, AND WE ARE SEEKING ADDITIONAL PAYMENTS FROM OUR LIABILITY INSURER. HOWEVER, OUR LIABILITY INSURER HAS DENIED COVERAGE FOR ANY ADDITIONAL AMOUNTS. WE CANNOT PREDICT THE OUTCOME OF OUR ONGOING NEGOTIATIONS OR ANY POTENTIAL FUTURE LITIGATION WITH OUR LIABILITY INSURER AND ANY POTENTIAL LITIGATION BETWEEN US AND OUR LIABILITY INSURER MAY ITSELF BE EXPENSIVE,

•
CONTINGENCIES IN OUR AND SNH’S APPLICABLE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR AND SNH’S APPLICABLE PENDING ACQUISITIONS AND SALES AND ANY RELATED LEASE OR MANAGEMENT ARRANGEMENTS WE OR SNH MAY EXPECT TO ENTER INTO MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•	WE MAY NOT BE ABLE TO SELL PROPERTIES THAT WE MAY CLASSIFY AS HELD FOR SALE ON TERMS ACCEPTABLE TO US OR OTHERWISE,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING SNH, RMR LLC, ABP TRUST, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

•
OUR SENIOR LIVING COMMUNITIES ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, LICENSURE AND OVERSIGHT. WE SOMETIMES EXPERIENCE DEFICIENCIES IN THE OPERATION OF OUR SENIOR LIVING COMMUNITIES, AND SOME OF OUR COMMUNITIES MAY BE PROHIBITED FROM ADMITTING NEW RESIDENTS, OR OUR LICENSE TO CONTINUE OPERATIONS AT A COMMUNITY MAY BE REVOKED. ALSO, OPERATING DEFICIENCIES OR A LICENSE REVOCATION AT ONE OR MORE OF OUR SENIOR LIVING COMMUNITIES MAY HAVE AN ADVERSE IMPACT ON OUR ABILITY TO OBTAIN LICENSES FOR, OR ATTRACT RESIDENTS TO, OUR OTHER COMMUNITIES.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGED MEDICARE OR MEDICAID RATES, NEW LEGISLATION, REGULATIONS OR RULE MAKING AFFECTING OUR BUSINESS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY
THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10‑K OR IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR OTHER FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

FIVE STAR SENIOR LIVING INC.
2016 ANNUAL REPORT ON FORM 10‑K

PART I
Item 1. Business
GENERAL
We are a corporation formed under the laws of the State of Maryland in 2001. We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2016, we operated 283 senior living communities located in 32 states with 31,830 living units, including 253 primarily independent and assisted living communities with 29,229 living units and 30 SNFs with 2,601 living units. As of December 31, 2016, we owned and operated 26 communities (2,703 living units), we leased and operated 189 communities (20,339 living units) and we managed 68 communities (8,788 living units). Our 283 senior living communities included 10,772 independent living apartments, 16,179 assisted living suites and 4,879 skilled nursing beds. The foregoing numbers exclude living units categorized as out of service.
Effective March 3, 2017, we changed our name from “Five Star Quality Care, Inc.” to “Five Star Senior Living Inc.”, as further described in Part II, Item 9B of this Annual Report on Form 10-K.
As of December 31, 2016, we leased from Senior Housing Properties Trust or its subsidiaries, or SNH, 185 senior living communities pursuant to five long term leases and managed 68 senior living communities for the account of SNH pursuant to long term management agreements. For more information about our leases and management agreements with SNH, see “Properties—Our SNH Leases and Management Agreements” in Part I, Item 2 of this Annual Report on Form 10-K.
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
Independent Living Communities.  Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly maid service or social director services. Additional services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the community are dedicated to assisted living or nursing services. As of December 31, 2016, our operations included 10,772 independent living apartments in 95 communities.
Assisted Living Communities.  Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community as requested or at regularly scheduled times. We also typically provide Alzheimer or memory care services at our assisted living communities. As of December 31, 2016, our operations included 16,179 assisted living suites in 228 communities.
Skilled Nursing Facilities.  SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF generally includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2016, our operations included 4,879 skilled nursing beds in 70 communities.

SENIOR LIVING FOCUS, EXPANSION AND PORTFOLIO COMPOSITION

We have historically grown our business through acquisitions and by entering into additional long term lease and management arrangements for senior living communities. More recently we have initiated certain operating initiatives, which are meant to improve occupancy, grow ancillary revenues and improve cash flows from our senior living communities. Since January 1, 2012, we expanded our business as follows (as of December 31, 2016):

•	We acquired three senior living communities with a combined 266 living units.

•
We entered into management agreements with SNH for 46 senior living communities with a combined 5,497 living units, including adding 22 senior living communities with a combined 1,580 living units in 2015 and 2016. Also, in June 2016 we and SNH terminated three of our four then existing pooling agreements and entered into 10 new pooling agreements that combine our management agreements with SNH for senior living communities that include assisted living units.

•
We entered into leases with SNH for, and began to operate two senior living communities with a combined 126 living units (excluding the seven senior living communities we sold to SNH in June 2016 that SNH simultaneously leased back to us under a new long term lease agreement).

•	We invested $150.4 million in capital improvements in our senior living communities, net of amounts we sold to SNH for increased annual minimum rent.

•	We opened 59 rehabilitation and wellness outpatient clinics, adding 22 in 2015 and 2016.

We continually monitor our portfolio of senior living communities and our other assets and we have in the past strategically sold some of our senior living communities and our other assets and divisions when we determined it was in our best interest to do so. Since January 1, 2012, we have focused our business and reconfigured our portfolio of assets as follows (as of December 31, 2016):

•	We sold 15 senior living communities, both owned and leased, with a combined 1,286 living units.

•	In June 2016 we sold to SNH seven senior living communities and simultaneously leased these communities back under a new long term lease agreement.

•
We and SNH completed the sale of the real estate and the transfer of operations at two rehabilitation hospitals and 13 outpatient clinics affiliated with those rehabilitation hospitals to unrelated third parties in 2013. We previously leased the rehabilitation hospitals from SNH and the outpatient clinics from others.

•	We completed the sale of our pharmacy business to an unrelated third party in 2012.

•	SNH sold a memory care building that we historically managed and the separate management agreement for this building was terminated as a result.

The result of our senior living expansions and portfolio reconfiguration has increased our focus on operating senior living communities. Also, we recently changed our name to Five Star Senior Living Inc. This name change reflects our current business focus, and represents the evolution of our business from being primarily a clinical caregiver to a full service senior living company. This name change reflects our focus on not just providing high quality clinical care but also providing hospitality and personalized services and amenities to enhance the lifestyle of our residents.

For more information about our acquisitions and dispositions, see Note 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10 K. For more information about our leases and management arrangements with SNH, see “Properties-Our SNH Leases and Management Agreements” in Part I, Item 2 of this Annual Report on Form 10-K and Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

FINANCING SOURCES

In February 2017, we replaced our then existing $100.0 million secured revolving credit facility, or our prior credit facility, which was scheduled to mature in April 2017, with a new $100.0 million secured revolving credit facility, or our new credit facility, which is available for general business purposes, including acquisitions. Our new credit facility matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our new credit facility for two, one year periods. We are required to pay interest on borrowings under our new credit facility at an annual rate of LIBOR plus a premium of 250 basis points, and also a quarterly commitment fee of 0.35% per annum on the unused part of our new credit facility. We can borrow, repay and re-borrow funds available under our new credit facility until maturity, and no principal repayment is due until maturity. Our new credit facility is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral. For more information on our prior credit facility and our new credit facility, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

In addition, we have regularly sold to SNH certain capital improvements we make to our senior living communities that we lease from SNH. We pay increased annual minimum rent to SNH in accordance with the terms of our leases with SNH as a result of these sales. We expect to continue to make similar capital improvement sales to SNH in the future; however, SNH is not obligated to purchase these capital improvements from us.

We also have mortgage debt that we assumed in connection with our acquisitions of six of our senior living communities. We may assume additional mortgage debt in connection with future acquisitions or we may place mortgages on properties we own. We may also seek to obtain other additional sources of financing in the future, including term debt or issuing equity or debt securities.

OUR GROWTH STRATEGY

We believe that the aging of the U.S. population will increase demand for senior living communities and services. We plan to profit from this demand by: (1) improving the profitability of our existing operations by increasing revenues and improving operating margins and operating communities that provide high quality services to residents who pay with private resources; (2) acquiring additional senior living communities and entering into leases and management agreements for additional senior living communities; (3) continuing to develop public awareness of the Five Star Senior Living brand through various marketing efforts and initiatives; and (4) growing our ancillary services to complement existing senior living operations, including increasing our offerings of outpatient therapy services, home healthcare and concierge services to our residents and to seniors living outside of our communities.

We seek to improve the profitability of our existing senior living operations by increasing revenues through increases in occupancy and in the rates we charge, by improving our operating margins, by managing our expenses prudently and otherwise improving our operating efficiencies and by operating communities that provide high quality services to residents who pay with private resources. We also seek to improve profitability through continued strategic capital investments at our senior living communities. In addition to routine renovations and upgrades at our senior living communities, we seek to expand our senior living communities when and as opportunities arise. For example, we are currently in the process of adding approximately 120 units at certain of our senior living communities, and we intend to pursue additional expansion projects during 2017.

We regularly seek to grow our business through acquisitions of senior living communities, by entering into additional long term leases and management agreements for senior living communities where residents’ private resources account for all or a large majority of revenues and by selectively expanding certain of our senior living communities. Since we became a public company in 2001, we have acquired or commenced leasing 185 senior living communities and began managing 68 senior living communities. For the year ended December 31, 2016, approximately 88% of revenues at the communities we began operating since 2001 are derived from residents' private resources rather than from Medicare and Medicaid.

We also continue to develop public awareness of the Five Star Senior Living brand through various marketing initiatives that we believe differentiate us from other senior living operators. For example, because an exceptional dining experience is often a top priority for senior living community residents, in recent years we believe that we redefined the dining experience offered at our senior living communities by partnering with a celebrity chef and creating the “Five Star Culinary Institute” where the chefs at our senior living communities receive training. We also introduced “Lifestyle360”, a wellness program focused on the five dimensions of wellness (social, intellectual, spiritual, emotional and physical). We believe these programs, among others, create brand equity among current and prospective residents and their families and provide us with an opportunity to improve our operating performance. Our recent name change reflects our focus on not just providing high quality clinical care but also providing hospitality and other services to enhance the lifestyle of our residents.

Through our ancillary services, we offer skilled rehabilitation services for short term inpatient stays, such as after joint replacement surgery; home health care in our assisted living communities; outpatient rehabilitation for people of all ages; and long term skilled nursing care by highly trained professionals. The therapy services we offer include physical, occupational, speech and other specialized therapy services. The home health services we provide include skilled nursing, physical therapy, occupational therapy, speech language pathology, home health aide services, and social services as needed. In addition, we offer personalized concierge services to accommodate our resident’s specific lifestyle and needs. Concierge services include personal shopping, companion services, enhanced transportation, medication reminders, bedtime assistance, and personalized dining and nutrition planning, delivery and consultation. By providing residents with a range of service options as their needs change, we provide greater continuity of care, which we believe may encourage our customers to maintain residency with us for a longer period of time while receiving the care and services they need.

OPERATING STRUCTURE
We have five operating divisions. Four of these divisions are each responsible for senior living communities located in multiple geographic regions. Each region's management is responsible for independent living, assisted living and skilled nursing units within its region. The fifth division is responsible for the provision of rehabilitation and wellness services in the inpatient setting and in outpatient clinics. Each division is headed by a divisional vice president with extensive experience in the senior living industry, and is managed from our regional offices. Our regional offices are responsible for our senior living communities located within a specified geographic region and are headed by regional directors of operations that have extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a rehabilitation services director, a regional accounts manager, a human resources specialist and a sales and marketing specialist. Regional office staff is responsible for all of our senior living community operations, including:

•	resident services;

•	Medicare and Medicaid billing;

•	sales and marketing;

•	hiring of community personnel;

•	compliance with applicable legal and regulatory requirements; and

•	supporting our development and acquisition plans within their region.
Our corporate headquarters staff, which is located in Massachusetts, is responsible for corporate level systems, policies and procedures, such as:

•	company wide policies and procedures;

•	human resources;

•	information technology services;

•	private pay billing for our independent and assisted living communities;

•	licensing and certification maintenance;

•	legal services and regulatory compliance;

•	central purchasing;

•	budgeting and supervision of maintenance and capital expenditures;

•	implementation of our growth strategy; and

•	accounting, auditing and finance functions, including operations, budgeting, certain accounts receivable and collections functions, accounts payable, payroll, tax and financial reporting.

As described elsewhere in this Annual Report on Form 10‑K, we have a business management agreement with The RMR Group LLC, or RMR LLC, pursuant to which RMR LLC provides to us certain business management services, including services related to compliance with various laws and rules applicable to our status as a publicly owned company, including our internal audit function, capital markets and financing activities and investor relations.

STAFFING

Independent and Assisted Living Community Staffing.  Each of our independent and assisted living communities has an executive director that is responsible for the day to day operations of the applicable community, including quality of care, resident services, sales and marketing, financial performance and staff supervision. The executive director is supported by department heads who oversee the care and service of our residents, a wellness director who is responsible for coordinating the services necessary to meet the healthcare needs of our residents and a sales director who is responsible for sales and promoting our services and brand.  These communities also typically have a dining services coordinator, an activities coordinator and a property maintenance coordinator.

Skilled Nursing Facility Staffing.  Each of our SNFs is managed by a state licensed administrator who is supported by other professional personnel, including a director of nursing, an activities director, a marketing director, a social services director, a business office manager and physical, occupational and speech therapists. Our directors of nursing are state licensed nurses who supervise our registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary among our SNFs depending on the size and occupancy of, and the type of care provided at, the applicable SNF. Our SNFs also contract with physicians who provide certain medical services.

EMPLOYEES

As of February 17, 2017, we had approximately 24,500 employees, including approximately 16,000 full time equivalents. We believe our relations with our employees are good.

GOVERNMENT REGULATION AND REIMBURSEMENT

The senior living and healthcare industries are subject to extensive and frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, types and quality of medical care, physical facility requirements, government healthcare program participation, fraud and abuse, payments for patient services and patient records.
We are subject to, and our operations must comply with, these laws and regulations. From time to time, our communities receive notices from federal, state and local agencies regarding noncompliance with such requirements. Upon receipt of these notices, we review them for correctness and, based on our review, we either take corrective action or contest the allegation of noncompliance. When corrective action is required, we work with the relevant agency to address and remediate any violations. Challenging and appealing any notices or allegations of noncompliance require the expenditure of significant legal fees and management attention. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement, any penalties, repayments or sanctions, and the increasing costs of required compliance with applicable laws may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations. Also, adverse findings with regard to any one of our communities may have an adverse impact on our licensing and ability to operate and attract residents to other communities.

The healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is affected by the budgetary policies of both the federal and state governments. Reimbursements under the Medicare and Medicaid programs for skilled nursing, physical therapy and rehabilitation and wellness services provided operating revenues at our outpatient clinics and some of our senior living communities (principally our SNFs). We derived approximately 22%, 22% and 23% of our consolidated revenues from continuing operations from Medicare and Medicaid programs for each of the years ended December 31, 2016, 2015 and 2014, respectively.

In addition to existing government regulation, we are aware of numerous healthcare regulatory initiatives on the federal, state and local levels, which may affect our business operations if implemented.

Independent Living Communities.  Government benefits are not generally available for services at independent living communities, and residents in those communities use private resources to pay for their living units and the services they receive. The rates in these communities are determined by local market conditions and operating costs. However, a number of federal Supplemental Security Income program benefits pay housing costs for elderly or disabled recipients to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of Supplemental Security Income recipients reside or are likely to reside. Categories of living arrangements that may be subject to these state standards include independent living communities and assisted living communities. Because independent living communities usually offer common dining facilities, in many jurisdictions they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In addition, in some states, state or county health departments, social service agencies and/or offices on aging have jurisdiction over group residential communities for seniors and license independent living communities. To the extent that independent living communities include units to which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations. If the communities receive Medicaid or Medicare funds, they are subject to certification standards and Conditions of Participation. In some states, insurance or consumer protection agencies regulate independent living communities in which residents pay entrance fees or prepay for services.

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
As a result of the large number of states using Medicaid funds to purchase services at assisted living communities and the growth of assisted living in recent years, states have adopted licensing standards applicable to assisted living communities. According to the National Center for Assisted Living and the HHS Office of the Assistant Secretary for Planning and Evaluation, all states regulate assisted living and residential care communities, although states do not use a uniform approach. Most state licensing standards apply to assisted living communities regardless of whether they accept Medicaid funding. Also, according to the National Conference of State Legislatures, a few states require certificates of need, or CONs, from state health planning authorities before new assisted living communities may be developed. Based on our analysis of recent economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid or other government payments for a majority of their revenues may decline in value because Medicaid and other public rates may fail to keep up with increasing costs. We also believe that assisted living communities located in states that adopt CON requirements or other limitations on the development of new assisted living communities may increase in value because those limitations may help ensure higher nongovernment rates and reduced competition.
HHS, the Senate Special Committee on Aging, and the Government Accountability Office, or the GAO, have studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to SNFs. Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living communities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs.  CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the Deficit Reduction Act of 2005, or the DRA, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and other authorities, through the use of several programs. One such program, the Community First Choice Option, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. As of March 2016, eight states had obtained a State Plan Amendment to participate in the CFC Option. We are unable to predict the effect of the implementation of the CFC Option and other similar programs, but their impact may be adverse and material to our operations and our future financial results of operations.
Skilled Nursing Facilities—Reimbursement. A majority of all SNF revenues in the United States comes from publicly funded programs. According to CMS, Medicaid is the largest source of public funding for SNFs, followed by Medicare. In 2015, approximately 32% of nursing care facility and continuing care retirement community revenues came from Medicaid and 24% from Medicare.
SNFs are highly regulated businesses. The federal and state governments regularly monitor the quality of care provided at SNFs. State health departments conduct surveys of resident care and inspect the physical condition of SNF properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require SNF operators to make significant capital improvements. These mandated capital improvements have usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over the expected useful lives of the improvements.
Under the Medicare SNF prospective payment system, or SNF PPS, capital costs are part of the prospective rate and are not community specific. The SNF PPS and other recent legislative and regulatory actions with respect to state Medicaid rates limit the reimbursement levels for some SNF services. At the same time, federal and state enforcement agencies have increased oversight of SNFs, making licensing and certification of these communities more rigorous.
CMS implemented the SNF PPS pursuant to the Balanced Budget Act of 1997. Under the SNF PPS, SNFs receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. The SNF PPS requires SNFs to assign each resident to a care group depending on that resident’s medical characteristics and service needs. These care groups are known as Resource Utilization Groups, or RUGs, and CMS establishes a per diem payment rate for each RUG. Effective October 2010, CMS adopted rules that implemented a new SNF PPS case mix classification system known as RUG-IV. CMS also requires the use of a resident assessment instrument called the Minimum Data Set 3.0, which SNFs must use to collect clinical data to assign residents to RUG‑IV reimbursement categories. Medicare SNF PPS payments cover substantially all services provided to Medicare residents in SNFs, including ancillary services such as rehabilitation therapies.
CMS updates SNF PPS payment rates each year by a market basket update to account for inflation and periodically implements changes to the RUG categories and payment rates. Since federal fiscal year 2012, the ACA has also reduced SNF PPS payment rates each year by a productivity adjustment based on national economic productivity statistics. Following the implementation of RUG-IV, Medicare billing increased nationally, partially because of the unexpectedly large proportion of patients grouped in the highest paying RUG therapy categories. CMS did not intend for the implementation of RUG-IV to increase Medicare billing. In 2011, CMS adopted a final rule designed to recalibrate the Medicare SNF PPS, which resulted in a reduction in aggregate Medicare payment rates for SNFs of approximately 11.1%, or $3.87 billion, in federal fiscal year 2012. In subsequent years, CMS slightly increased the Medicare SNF PPS rates and estimated that those rates would increase payments to SNFs by an aggregate of approximately 1.8% for federal fiscal year 2013, 1.3% for federal fiscal year 2014, 2.0% for federal fiscal year 2015 and 1.2% for federal fiscal year 2016. In July 2016, CMS issued a final rule updating Medicare payments to SNFs for federal fiscal year 2017, which CMS estimated would increase payments to SNFs by an aggregate of 2.4%, or approximately $920.0 million, compared to payments in federal fiscal year 2016. Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012 discussed above, however, Medicare payment rates will be lower for federal fiscal year 2017 than they were in federal fiscal year 2011. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs we may incur for services to our residents whose services are paid for by Medicare.
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

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by 2.0% through 2023. In 2014 and 2015, Congress approved two additional one year extensions of Medicare sequestration, through 2025. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. The automatic 2.0% payment cuts took effect in April 2013 and had an adverse effect on our operations and financial results. Subsequent legislation appears to have modified some aspects of the sequestration process, but at this time it is unclear what impact this legislation may have on Medicare payments we receive. Any future reductions in Medicare payment rates could be adverse and material to our operations and to our future financial results of operations.

The federal government is seeking to slow the growth of Medicare and Medicaid payments for SNF services by several methods. In 2006, the government implemented limits on Medicare payments for outpatient therapies and then, pursuant to the DRA, created an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. In April 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 2015, further postponing the implementation of firm limits on Medicare payments for outpatient therapies. PAMA also extended the 0.5% increase to the Medicare Physician Fee Schedule, or MPFS, rates through December 2014 and provided no increase in the MPFS rates, to which our Medicare outpatient therapy rates are tied, in the period between January 2015 and March 2015. In April 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 2015 through December 2017, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. MACRA also repealed the Sustainable Growth Rate, or SGR, formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 2015, and replaced the SGR formula with a different reimbursement methodology, which is discussed in more detail below. Under MACRA, there were and will be MPFS conversion factor updates of 0.0% from January 2015 through June 2015, 0.5% from July 2015 through December 2015, 0.5% each year from 2016 through 2019 and 0.0% from 2020 through 2025.

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

Kaiser Family Foundation, as of May 2016, 43 states and the District of Columbia had operational Money Follows the Person programs.
The DRA also established the Post-Acute Care Payment Reform demonstration project under which CMS compared and assessed patient care needs, costs and outcomes of services at different post-acute care sites over three years. In January 2012, CMS issued a report to Congress regarding the project stating that CMS had successfully used a new uniform patient assessment tool to measure patient acuity in acute care hospitals and post-acute settings, providing the basis for the potential development of new standardized information reporting requirements and more uniform post-acute case mix payment systems. States are also permitted to include home and community based services as optional services under their Medicaid state plans or through Medicaid waiver programs, and states opting to do so may establish more stringent needs based criteria for SNF services than for home and community based services. The ACA expands the services that states may provide and limits their ability to set caps on enrollment, waiting lists or geographic limitations on home and community based services.
In addition, the DRA increased the “look-back” period for prohibited asset transfers that disqualify individuals from Medicaid SNF benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the SNF and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and requiring SNFs to collect charges directly from residents and their transferees.
Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. Some states are expanding their use of managed care, partly to control Medicaid program costs. According to the CMS Office of the Actuary, Medicaid enrollment is estimated to have increased 9.2% in 2014, 7.6% in 2015 and 3.1% in 2016, due primarily to the expansion in Medicaid eligibility under the ACA, which began in 2014. In addition, Medicaid enrollment is projected to increase at an average annual rate of 1.5% from 2016 through 2025.
We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and the federal payments to states for Medicaid programs.
Skilled Nursing Facilities—Quality Improvement, Pay-for-Performance and Value-Based Purchasing Initiatives. In addition to the reimbursement and rate changes discussed above, payments to SNFs will be increasingly determined by the quality of care provided. The federal government has enhanced its focus on developing and imposing quality-related regulations, standards and programs to improve the quality of care provided at SNFs and to better align payment to quality outcomes. As mandated by MACRA, PAMA and the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, HHS and CMS have established different programs to achieve these goals, including the Quality Payment Program, the SNF Value-Based Purchasing Program and the SNF Quality Reporting Program described below. In addition, CMS maintains and enforces Conditions of Participation that healthcare organizations must meet in order to participate in the Medicare and Medicaid programs. These standards are designed to improve quality of care and protect the health and safety of beneficiaries. Through the Conditions of Participation, CMS is able to require certain quality standards protocols, including most recently, requiring SNFs to implement a quality assurance and performance improvement program. We are unable to predict the impact of these quality improvement initiatives on our Medicare reimbursement rates or the cost of our SNFs’ operations.
In October 2016, CMS issued a final rule to implement the Merit-Based Incentive Payment System, or MIPS, and Advanced Alternative Payment Models, or APMs, which together CMS calls the Quality Payment Program.  These reforms were mandated under MACRA and replace the SGR methodology for updates to the MPFS to which our Medicare outpatient therapy rates are tied. Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments.  MIPS is a new Medicare program that combines certain parts of existing quality and incentive programs into a single program that addresses quality, resource use, clinical practice activities and meaningful use of electronic health records.  APMs are innovative models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries which draw on existing programs, such as the bundled payment and shared savings models.  Our Medicare Part B outpatient therapy revenue rates are tied to the MPFS and may be affected by these regulatory changes.
PAMA established a SNF Value-Based Purchasing Program, which is intended to increase quality of care and reduce preventable hospitalizations. Under this program, HHS will assess SNFs based on hospital readmissions and make these assessments available to the public by October 2017. As part of PAMA implementation, in the SNF PPS final rule for fiscal year 2016, CMS adopted a 30 day all-cause, all-condition hospital readmission measure for SNFs, which was replaced with an all-condition, risk-adjusted potentially preventable hospital readmission rate measure in the SNF PPS final rule for fiscal year 2017. Under PAMA, beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’

performance scores on this measure. To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting in October 2018 and then redistribute between 50% and 70% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure.
In October 2014, President Obama signed into law the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data. Specifically, under the SNF Quality Reporting Program, HHS required SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format as of October 2016 and to begin reporting certain patient assessment data in such a format by October 2018. Beginning in federal fiscal year 2018, SNFs that fail to timely comply with the reporting requirements will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year. Beginning October 2018, HHS will make this data publicly available pursuant to certain procedures to be established. The IMPACT Act also requires the Secretary of HHS and the Medicare Payment Advisory Commission to submit reports to Congress recommending a future Medicare PPS for post-acute care providers and analyzing both its effects on the reported metrics and financial effect on post-acute care providers.
In September 2016, CMS issued a final rule to comprehensively update the Conditions of Participation for long term care facilities that participate in Medicare and Medicaid, such as our SNFs. The final rule, which went into effect beginning in November 2016, institutes a broad range of new requirements, some of which stem from statutory modifications under the ACA and the IMPACT Act. The requirements under the final rule largely match those set forth in the proposed rule, which was released by CMS in July 2015. In particular, the final rule requires our SNFs, in a multi-phased approach over the next few years, to: train staff on care for residents with dementia and on abuse prevention; consider residents’ health needs when making decisions about the kinds and levels of staffing; ensure that staff have the appropriate skills and competencies to provide individualized, resident centered care; augment care planning activities, including considering residents’ goals and preferences and, on discharge, giving residents necessary follow up information and improving communication with receiving facilities or services; permit dietitians and therapy providers to write orders under certain circumstances; meet heightened food and nutrition services requirements; implement an updated infection prevention and control program, including requiring each of our SNFs to designate an infection prevention and control officer; and strengthen residents’ rights. In addition, the final rule requires our SNFs to: alter their staffing levels and competencies based on the results of mandated facility assessments; develop, implement and maintain a compliance and ethics program and a quality assurance and performance improvement program; and implement new practices surrounding the preparation and implementation of care plans and discharge summaries, among other new requirements. These requirements will increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, including our SNFs. Specifically, CMS estimated in the final rule that the cost of complying with all of the new requirements per facility would be approximately $62,900 in the first year, and approximately $55,000 each year thereafter. However, we believe new requirements often cost considerably more than CMS estimates.
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
As these quality improvement initiatives increase in size and scope, the federal government will likely monitor the impact of these programs more closely. For example, in October 2015, the GAO released a report calling for CMS to improve its data collection and oversight of SNFs to facilitate enhanced monitoring of the success of CMS’s quality improvement activities, and HHS concurred with the GAO’s recommendations. We are unable to predict the impact on us of these or other recent legislative and regulatory quality improvement actions or proposed actions.
Skilled Nursing Facilities—Survey and Enforcement. Pursuant to the Omnibus Reconciliation Act of 1987, Congress enacted major reforms to federal and state regulatory systems for SNFs that participate in the Medicare and Medicaid programs. Since then, the GAO has reported that, although much progress has been made, substantial problems remain in the effectiveness of federal and state regulatory activities. The HHS Office of Inspector General, or the OIG, has issued several reports concerning quality of care and billing practices in SNFs, and the GAO has issued several reports recommending that CMS and states strengthen their compliance and enforcement practices, including federal oversight of state actions and to ensure that SNFs provide adequate care and states act more consistently. Moreover, in its fiscal year 2017 work plan, the OIG specifically stated that it will review compliance with various aspects of the SNF PPS, including the documentation requirement in support of claims paid by Medicare, and assess the incidence of serious quality of care issues, such as neglect. In recent years, the OIG and the GAO have also repeatedly called for increased oversight and payment system reform for SNFs.

In June 2015, the OIG issued a report calling for CMS to accelerate efforts to implement a new method for paying SNFs for therapy, based on findings that many SNFs incorrectly or inconsistently used CMS’s new patient assessments. The OIG also recommended that CMS reduce the financial incentive for SNFs to use assessments differently when decreasing and increasing therapy services and that it strengthen the oversight of SNF billing for changes in therapy. CMS concurred with these recommendations. In September 2015, the OIG issued another report questioning the appropriateness of payments to SNFs under the SNF PPS, and stating that Medicare payments for therapy greatly exceeded SNFs’ costs for therapy. The OIG recommended that CMS evaluate the extent to which Medicare payment rates for therapy should be reduced, change the method for paying for therapy, adjust Medicare payments to eliminate any increases that are unrelated to beneficiary characteristics and strengthen oversight of SNF billing. CMS concurred with these recommendations and noted that it is working to identify potential alternative methodologies for paying for SNF PPS services, including therapy.

In addition to scrutiny from the GAO and the OIG, the Senate Special Committee on Aging and other congressional committees have also held hearings on related SNF issues. As a result, CMS has undertaken several initiatives to increase the effectiveness of Medicare and Medicaid SNF survey and enforcement activities. CMS has been taking steps to identify and focus enforcement efforts on SNFs and chains of SNF operators with findings of substandard care or repeat violations of Medicare and Medicaid standards. CMS has also increased its oversight of state survey agencies and has improved the process by which data is captured from these surveys. As an added measure of improving patient care, the ACA provides for the funding of a state background check system for job applicants to long term care providers who will have direct access to patients. CMS has begun the administration of this program, and, as of December 2016, had awarded funding to approximately half of the states.
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
Certificates of Need.    As a mechanism to prevent overbuilding and subsequent healthcare price inflation, many states limit the number of SNFs by requiring developers to obtain CONs before new facilities may be built or additional beds may be added to existing facilities. As noted above, a few states also limit the number of assisted living facilities by requiring CONs. In addition, some states (such as California and Texas) that have eliminated CON laws have retained other means of limiting new development, including moratoria, licensing laws or limitations upon participation in the state Medicaid program. These government requirements limit expansion, which we believe may make existing SNFs more valuable by limiting competition.
Healthcare Reform. The ACA, signed into law in March 2010, has resulted in changes to insurance, payment systems and healthcare delivery systems. The ACA is intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. Some of the provisions of the ACA took effect immediately, whereas others will take effect at later dates. Due to the complexity of the ACA, its ramifications may only become apparent through later regulatory and judicial interpretations. In addition, to the extent the ACA is repealed and replaced under the new Trump Administration and the 115th Congress, additional risks and regulatory uncertainty may arise. Depending upon what aspects of the ACA are repealed and whether and how they are replaced, our future financial results could be adversely and materially affected.
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
In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty level. In upholding the Medicaid expansion, the U.S. Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with Medicaid expansion, instead allowing the Secretary only to deny new expansion funding. Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014‑2016) and gradually reduce its subsidy to 90% for 2020 and future years. Based on the ruling, states may choose not to participate in the Medicaid expansion program without risking the loss of existing federal Medicaid funding. As of January 1, 2017, 31 states plus the District of Columbia had elected to expand Medicaid eligibility as provided under the ACA and 19 states had elected not to broaden Medicaid eligibility as of that date; those states that ultimately choose not to participate in Medicaid expansion will forgo the federal funds that would otherwise be available for that purpose. It is unclear what effect the U.S. Supreme Court ruling may have on future federal funding for states’ Medicaid programs. We expect that the reduction of the federal subsidy to 90% for 2020 and future years, and other budgetary constraints on state governments, may cause some states to reduce Medicaid payments to healthcare services providers like us.
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
In addition, other aspects of the ACA that affect employers generally, including the employer shared responsibility provisions that the Internal Revenue Service began enforcing in January 2015, may have an impact on the design and cost of the health coverage that we offer to our employees. Due to the scope and complexity of the provisions of the ACA that apply to employers and employer group health plans, it is difficult to predict the overall impact of the ACA on our employee benefit plans and our cost of doing business over the coming years. We will continue to analyze how to provide our employees with cost‑effective coverage, taking into account the various requirements of the ACA and the impact of any changes on our ability to attract and retain employees. For information on some recent changes that we have made to the health insurance coverage we offer employees in response to the rising cost of health insurance generally, see “Business—Insurance” in Part I, Item 1 of this Annual Report on Form 10-K.
Other Matters.  Federal and state efforts to target false claims, fraud and abuse and violations of anti‑kickback laws, physician referral laws (including the Ethics in Patient Referrals Act of 1989), privacy laws and consumer protection laws by Medicare and Medicaid providers and providers under other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009, and the ACA, provides significant civil money penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal Anti‑Kickback Statute. In addition, the ACA increased penalties under federal sentencing guidelines by between 20% and 50% for healthcare fraud offenses involving more than $1.0 million. State Attorneys General typically enforce consumer protection laws relating to senior living services, clinics and other healthcare facilities.
Government authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse. The OIG has guidelines for SNFs intended to assist them in developing voluntary compliance programs to prevent fraud and abuse; these guidelines recommend that CMS identify SNFs that are billing for higher paying RUGs and more closely monitor their compliance with patient therapy assessments as methods of fraud prevention. CMS contractors are expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits.
The ACA facilitates the Department of Justice’s, or the DOJ’s, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, the OIG, the DOJ and the states. In January 2016, the OIG and the DOJ announced a settlement and corporate integrity agreement with the largest provider of contract therapy services in the nation, as well as settlements with four SNFs, all alleged to have submitted false claims for therapy services provided to SNF patients. The significant nature of the settlements indicates that the federal government is increasingly focused on the appropriateness of billing practices of, and medical necessity of services provided at, SNFs. In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any other state Medicaid plan. Moreover, state Medicaid fraud control agencies may investigate and prosecute assisted living communities and SNFs, clinics and other healthcare facilities under fraud and patient abuse and neglect laws. In March 2016, the DOJ also announced the launch of 10 regional intergovernmental task forces across the country to identify and take enforcement action against SNFs that provide substandard care to residents. We expect that increased enforcement and monitoring by government agencies will cause us to expend considerable amounts on regulatory compliance and likely reduce the profits available from providing healthcare services.
Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our communities exceeds the level of care for which a particular community is licensed. A finding that a community is delivering care beyond the scope of its license could result in closure of the community and the immediate discharge and transfer of residents. Some states and the federal government allow certain citations of one community to impact other communities operated by the same entity or a related entity, including communities in other states. Revocation of a license or certification at one of our communities could therefore impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our leases, our management agreements with SNH and our new credit facility or adversely affect our ability to operate or obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the community as well as a related entity.
Our communities must comply with laws designed to protect the confidentiality and security of individually identifiable patient information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, our communities that are covered entities within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with these laws. Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of $1.5 million per calendar year. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect in March 2013 and required compliance with most provisions by September 2013. Pursuant to the Omnibus Rule, covered entities were required to make certain modifications to any business associate agreements that they have in place with their business associates within the meaning of HIPAA. Further, the Omnibus Rule modified the standard for providing breach notices, which was previously based on an analysis of the harm resulting from any disclosure, to a more objective analysis on whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and PHI. In some states, these laws are more burdensome than HIPAA. In instances in which the state provisions are more stringent than or differ from HIPAA, our communities must comply with both the applicable federal and state standards. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in 2016 alone.
Our communities must also comply with the Americans with Disabilities Act, or the ADA, and similar state and local laws to the extent that such communities are “public accommodations” as defined in those laws. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our communities and make appropriate modifications.

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
Some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. Medicaid spending grew an estimated 11.6% in 2014 and 9.7% in 2015, and is projected to grow 3.7% in 2016 and 2017, primarily due to increased enrollment as some states chose to expand Medicaid coverage under the ACA. From 2018 through 2025, Medicaid spending is expected to grow by an average annual rate of 5.9%, mainly driven by increased spending per beneficiary due to aging of the population and more gradual growth in enrollment. Effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since 2008. We expect the ending of these temporary federal payments, combined with other state budgetary pressures, to result in continued challenging state fiscal conditions, particularly in those states that are not participating in Medicaid expansion. As a result, some state budget deficits may increase, and certain states may continue to reduce Medicaid payments to healthcare providers like us as part of an effort to balance their budgets. These state level cuts have the potential to negatively impact our revenue from Medicaid sources.
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

•
establishing an offshore captive insurance company which participates in our workers’ compensation and professional and general liability insurance programs, which may allow us to reduce our net insurance costs by retaining the earnings on our reserves, provided our claims experience does not exceed that projected by various statutory and actuarial formulas;

•
increasing the amounts that some of our employees are required to pay for health insurance coverage and copayments for health services and pharmaceutical prescriptions and decreasing the amount of certain healthcare benefits as well as adding a high deductible health insurance plan as an option for our employees;

•
hiring insurance and other professional advisors to help us establish programs to reduce our workers’ compensation and professional and general liabilities, including a program to monitor and proactively settle liability claims and to reduce workplace injuries;

•	hiring insurance and other professional advisors to help us establish appropriate reserves for our retained liabilities and captive insurance programs; and

•
participating with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or reinsurer of certain coverage amounts. We also participate with RMR LLC and other companies to which RMR LLC provides management services in a partial joint program for directors and officers' liability insurance as well as purchase such insurance for our own account. For more information, see Note 16 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

We partially self insure up to certain limits for workers’ compensation, professional and general liability, automobile and property coverage. Claims in excess of these limits are insured up to contractual limits, over which we are self insured. Our current insurance arrangements are generally renewable annually. We cannot be sure that our insurance charges and self insurance reserve requirements will not increase, and we cannot predict the amount of any such increase, or to what extent, if at all, we may be able to offset any such increase through higher deductibles, retention amounts, self insurance or other means in the future.

COMPETITION

The senior living services business is highly competitive. We compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. Some of our existing competitors are larger and have greater financial resources than us and some of our competitors are not for profit entities which have endowment income and may not face the same financial pressures that we do. Also, in recent years a significant number of new senior living communities have been developed, and we expect this increased development activity to continue in the future. This development activity has increased competitive pressures on us, particularly in the geographic markets where this development activity has been most focused, including Arizona, Georgia and Texas. We may enter into additional lease and management arrangements with SNH, and our relationships with SNH and RMR LLC may provide us with competitive advantages; however, SNH is not obligated to provide us with opportunities to lease or manage additional properties. We cannot be sure that we will be able to compete successfully or operate profitably. For more information on the competitive pressures we face and associated risks, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

ENVIRONMENTAL AND CLIMATE CHANGE MATTERS
Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments or third parties for damages and costs they incur in connection with hazardous substances. Under our leases with SNH, we have also agreed to indemnify SNH for any such liabilities related to our leased senior living communities and the properties on which they are located. We have reviewed environmental conditions surveys of certain of our owned and leased properties. Based upon those surveys, we do not believe that there are environmental conditions at any of our owned or leased senior living communities that have had or will have a material adverse effect on us. However, we cannot be sure that environmental conditions are not present at our owned or leased senior living communities, or that potential costs we may incur in the future related to any such conditions will not have a material adverse effect on our business or financial condition and results of operations.

INTERNET WEBSITE

Our internet website address is www.fivestarseniorliving.com. Copies of our governance guidelines, our code of business conduct and ethics, or Code of Conduct, and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Five Star Senior Living Inc., 400 Centre Street, Newton, Massachusetts, 02458 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that stockholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10‑K, our Quarterly Reports on Form 10‑Q, our Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Our Board of Directors provides a process for security holders to send communications to our Board of Directors or individual Directors. Information about the process for sending communications to our Board of Directors or individual Directors can be found on our website. Our website address and website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10‑K.

Item 1A. Risk Factors

Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the market price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

RISKS RELATED TO OUR BUSINESS
A small percentage decline in our revenues or increase in our expenses could have a material adverse impact on our operating results.
We have high operating leverage. As a result, a small percentage decline in our revenues or increase in our expenses could have a material adverse impact on our operating results because some of our fixed costs, such as our base rent, would not decrease during times of lower revenues and could not be reduced to offset other expenses which may be increasing.
Circumstances that adversely affect the ability of seniors or their families to pay for our services could cause our occupancy rates, revenues and results of operations to decline.
As further discussed below, government benefits, such as Medicare and Medicaid, are not generally available for services at independent and assisted living communities. Many seniors are not otherwise able to pay our monthly resident fees with private resources. Our residents paid approximately 78% of our senior living revenues from continuing operations during the year ended December 31, 2016 from their private resources, and we expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Economic downturns, softness in the U.S. housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident fees or entrance fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy rates, revenues and results of operations could decline.
U.S. housing market conditions and the current trend for seniors to delay moving to senior living communities until they require greater care could have a material adverse effect on our business, financial condition and results of operations.
Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of seniors to afford our entrance fees and resident fees as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. If seniors have a difficult time selling their homes, their ability to relocate to our senior living communities or finance their stays at our senior living communities with private resources could be adversely affected. Also, seniors have been increasingly delaying their moves to senior living communities, including to our senior living communities, until they require greater care. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in our occupancy rates and increases in our resident turnover rates. Moreover, older aged persons may have greater care needs and require higher acuity services, which may increase our cost of business, expose us to additional liability or result in lost business and shorter stays at our senior living communities if we are not able to provide the requisite care services or fail to adequately provide those services. If such volatile U.S. housing market conditions and senior living moving trends continue for a protracted period, our occupancy rates, revenues, cash flows and results of operations could be negatively impacted.
The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.
Some of our current operations, especially our SNFs, receive significant revenues from Medicare and Medicaid. We derived approximately 22% of our senior living revenues from continuing operations from these programs, for each of the years ended December 31, 2016 and 2015.  Payments under Medicare and Medicaid are set by government policy, laws and regulations. The rates and amounts of these payments are subject to periodic adjustment. Current and projected federal budget deficits, federal spending priorities and challenging state fiscal conditions have resulted in numerous recent legislative and regulatory actions or proposed actions with respect to Medicare and Medicaid payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K. We cannot estimate the type and magnitude of these matters. However, these matters could result in the failure of Medicare or Medicaid payment rates to cover our costs of providing required services to residents, or in reductions in payments to us or other circumstances that could have a material adverse effect on our business, results of operations and financial condition.
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
Provisions of the ACA and proposals to repeal and replace the ACA could reduce our income and increase our costs.
The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, us unless such changes are repealed and replaced. The ACA provides for multiple reductions to the annual market basket updates for inflation that may result in reductions in SNF Medicare payment rates. In addition, certain provisions of the ACA that affect employers generally, including the employer shared responsibility provisions that went into effect on January 1, 2015, may have an impact on the design and cost of the health coverage that we offer to our employees. We are unable to predict the impact of the ACA on our future financial results of operations, but it may be adverse and material. In addition, maintaining compliance with the ACA will require us to expend management time and financial resources.
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
In addition, to the extent the ACA is repealed or changed under the new Trump Administration and the 115th Congress, additional risks and regulatory uncertainty may arise. Depending upon what aspects of the ACA are repealed and whether and how they are replaced, our future financial results could be adversely and materially affected.
Increases in our labor costs may have a material adverse effect on us.
Wages and employee benefits associated with our continuing operations were approximately 42% of our 2016 total operating expenses. We compete with other senior living community operators, among others, to attract and retain qualified personnel responsible for the day to day operations of our senior living communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require us to increase the wages and benefits we offer to our employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and, as noted above, we cannot predict the future impact of the ACA, or the repeal or replacement of the ACA, on the cost of employee health insurance. Although we determine our employee health insurance and workers’ compensation self insurance reserves with guidance from third party professionals, our reserves may nonetheless be inadequate. Increasing employee health insurance and workers’ compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and adversely affect our earnings.
We cannot be sure that our labor costs will not increase or that any increases will be recovered by corresponding increases in the rates we charge to our residents or otherwise. Any significant failure by us to control labor costs or to pass any increases on to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations. Further, increased costs charged to our residents may reduce our occupancy and growth.

Federal, state and local employment related laws and regulations could increase our cost of doing business, and our failure to comply with such laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
Our operations are subject to a variety of federal, state and local employment related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. Because labor represents a significant portion of our operating expenses, compliance with these evolving laws and regulations could substantially increase our cost of doing business, while failure to do so could subject us to significant back pay awards, fines and lawsuits. We are currently subject to employee-related claims in connection with our operations. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Our failure to comply with federal, state and local employment related laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to extensive regulation which increases our costs and may result in losses.
Licensing and Medicare and Medicaid laws require operators of senior living communities and rehabilitation and wellness clinics to comply with extensive standards governing operations and physical environments. Federal and state laws also prohibit fraud and abuse by senior living providers and rehabilitation and wellness clinic operators, including civil and criminal laws that prohibit false claims and regulate patient referrals in Medicare, Medicaid and other payer programs. In recent years, federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti‑fraud investigations in healthcare generally. CMS contractors are expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. When federal or state agencies identify violations of anti‑fraud, false claims, anti‑kickback and physician referral laws, they may impose or seek civil or criminal penalties, treble damages and other government sanctions, and may revoke the community’s license or make conditional or exclude the community from Medicare or Medicaid participation. The ACA amended the federal Anti‑Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers, and for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations. In addition, when these agencies determine that there has been quality of care deficiencies or improper billing, they may impose or seek various remedies or sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, government oversight, temporary management, loss of licensure and criminal penalties. Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our communities exceeds the level of care for which a particular community is licensed. A finding that a community is delivering care beyond the scope of its license could result in closure of the facility and the immediate discharge and transfer of residents. Certain states and the federal government may determine that citations relating to one community affect other communities operated by the same entity or related entities, which may negatively impact an operator’s ability to maintain or renew other licenses or Medicare or Medicaid certifications or to secure new licenses or certifications. In addition, revocation of a license or certification at one community could impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our leases, our management agreements with SNH and our new credit facility, or adversely affect our ability to operate or obtain financing in the future.
Our communities incur sanctions and penalties from time to time. As a result of the healthcare industry’s extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase. For example, as previously disclosed and disclosed elsewhere in this Annual Report on Form 10-K, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules. As a result of these discoveries, in February 2015, we made a voluntary disclosure of deficiencies to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol. We completed our investigation and assessment of these matters and submitted a final supplemental disclosure to the OIG in May 2015. In June 2016, we settled this matter with the OIG and agreed to pay approximately $8.6 million in exchange for a customary release but did not admit any liability.
The revenues we receive from Medicare and Medicaid may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set offs, administrative rulings and policy interpretations, and payment delays. If we become subject to additional regulatory sanctions or repayment obligations at any of our existing communities (or at any of our newly acquired communities with prior deficiencies that we are unable to correct or resolve), our business may be adversely affected, and we might experience financial losses. Any adverse determination concerning any of our licenses or eligibility for Medicare or Medicaid reimbursement or any penalties, repayments, or sanctions, and the increasing costs of required compliance with applicable federal and state laws, may adversely affect our ability to meet our financial obligations and negatively affect our financial condition and results of operations.
The nature of our business exposes us to litigation and regulatory and government proceedings.
We have been, are currently, and expect in the future to be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. For example, we were defendants in a lawsuit filed by the estate of a former resident of a senior living community operated by us in which a verdict was rendered against us awarding damages of approximately $19.2 million, which consisted of $2.5 million for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered into with the plaintiff, approximately $7.3 million was paid to the plaintiff, of which approximately $3.0 million was paid by our liability insurer and the balance by us. We believe our liability insurer may be financially responsible for more than $3.0 million and we are seeking additional payments from our liability insurer; however, we cannot predict the outcome of our ongoing negotiations or potential future litigation with our liability insurer. The defense and resolution of such claims, lawsuits and other proceedings may require us to incur significant expenses.
In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other senior living companies. Some lawyers and law firms specialize in bringing litigation against senior living community operators. As a result of this litigation and potential litigation, the cost of our liability insurance continues to increase. Medical liability insurance reform has at times been a topic of political debate, and some states have enacted legislation to limit future liability awards. However, such reforms have not generally been adopted, and we expect our insurance costs may continue to increase. Further, although we determine our self insurance reserves with guidance from third party professionals, our reserves may nonetheless be inadequate. Increasing liability insurance costs and increasing self insurance reserves could have a material adverse effect on our business, financial condition and results of operations.
If we do not achieve and maintain high quality of care, payments through pay-for-performance and value-based purchasing programs may be reduced, and the overall attractiveness of our senior living communities to potential residents could decrease as more quality data becomes publicly available.

As noted above, CMS is moving towards pay-for-performance programs, such as value-based payment. In October 2016, CMS issued a final rule to implement the Quality Payment Program. These reforms were mandated under MACRA and replace the SGR methodology for updates to the MPFS to which our Medicare outpatient therapy rates are tied. Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments. Under PAMA, beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on a hospital readmissions measure as part of CMS’s new SNF Value-Based Purchasing Program. Moreover, under the IMPACT Act, HHS will require SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format by October 1, 2016 and begin reporting certain patient assessment data in such a format by October 1, 2018. Under the SNF Quality Reporting Program, beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year. Beginning October 1, 2018, HHS will make this data publicly available. We cannot predict the impact of these quality-driven payment reforms, but they may be material to and adversely affect our future results of operations. In addition, we cannot predict the impact of more quality data becoming publicly available, but if we do not achieve and maintain high quality of care, the overall attractiveness of our communities to potential residents could decrease.
Our growth strategy may not succeed.
We intend to continue to grow our business through acquisitions and by entering into additional long term lease and management arrangements for senior living communities where residents’ private resources account for all or a large majority of revenues. Our business plan includes seeking to take advantage of expected long term increases in demand for senior living communities. Our growth strategy is subject to risks, including, but not limited to, the following:

•	we may be unable to identify and make profitable acquisitions of additional senior living communities or to identify and lease or manage additional senior living communities on acceptable terms;

•	we may be unable to access the capital required to fund acquisitions or to operate additional senior living communities;

•	we may be unable to identify and operate or manage additional senior living communities where residents’ private resources account for all or a large majority of revenues;

•	we may not achieve the operating results we expect from newly acquired, leased or managed senior living communities;

•	the operations of newly acquired, leased or managed senior living communities may subject us to unanticipated contingent liabilities or regulatory matters;

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

•
the occupancy at newly acquired, leased or managed senior living communities may decline and it may take a period of time to stabilize the operations of newly acquired, leased or managed senior living communities;

•	integrating the operations of newly acquired, leased or managed senior living communities may disrupt our existing operations, or may cost more than anticipated;

•
we may acquire or agree to lease or manage senior living communities subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by residents, vendors or other persons related to actions taken by former owners or operators of the communities;

•
any failure to comply with licensing requirements at our senior living communities may prevent our obtaining licenses for, or renewing licenses at, senior living communities we want to acquire, lease or manage; and

•	newly acquired, leased or managed senior living communities might require significant management attention that would otherwise be devoted to our ongoing business.

For these reasons, among others, we might not realize the anticipated benefits of our acquisitions or additional long term lease and management arrangements, and our growth strategy may not succeed and may cause us to experience losses.
We have not been consistently profitable, and we have limited resources and substantial lease obligations.
We have not been consistently profitable since we became a public company in 2001, and we currently have limited resources and substantial lease obligations. Given our history of losses, we cannot be sure that we will be able to achieve and/or maintain profitability in the future. If we are unable to effectively manage our operations and cash flow, or achieve profitability in other ways, the market price of our common shares may be adversely affected.
Current government policies regarding interest rates and trade policies may cause a recession.
The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates, changing U.S. and other countries’ trade policies and declining foreign economic conditions and markets may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these market challenges and global uncertainty and achieve meaningful and sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition, including by limiting our ability to pay rent and causing the value of our owned and operated senior living communities to decline. Further, general economic conditions, such as inflation, commodity costs, fuel and other energy costs, costs of labor, insurance and healthcare, interest rates, and tax rates, affect our operating and general and administrative expenses, and we have no control or limited ability to control such factors. Such economic uncertainties and conditions may adversely affect us and others, including our landlords and our residents and prospective residents, such as by reducing access to funding or credit, increasing the cost of credit, limiting the ability to manage interest rate risk and increasing the risk that obligations will not be fulfilled, as well as other impacts which we are unable to fully anticipate.
We may be unable to use our federal net operating loss or tax credit carry forwards before they expire, or our ability to use our federal net operating loss or tax credit carry forwards may be limited.
As of December 31, 2016, after reduction for the amounts utilized to offset federal taxable income in the twelve months ended December 31, 2016, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2026 if unused, were approximately $71.2 million, and our tax credit carry forwards, which begin expiring in 2022 if unused, were approximately $21.6 million. If in the future we use our federal net operating loss or tax credit carry forwards to reduce our tax liabilities, the existence and amounts of these federal net operating loss or tax credit carry forwards may be subject to audit by the relevant tax authorities and the amounts of these federal net operating loss or tax credit carry forwards may be reduced.
Under Sections 382 and 383 of the Internal Revenue Code, or the IRC, our ability to use our federal net operating loss and tax credit carry forwards is limited if we undergo a change in ownership of more than 50% of our capital stock over a three year period. These change in ownership rules generally focus on ownership changes involving “5-percent shareholders” (as defined in the applicable treasury regulations promulgated under the IRC), including those arising from new stock issuances and other equity transactions. Our bylaws contain certain provisions to facilitate the preservation of the tax treatment of our net operating losses and tax credit carry forwards, including provisions generally prohibiting a person or group from becoming a “5-percent shareholder” without the consent of our Board of Directors. In November 2016, with the consent of our Board of Directors, ABP Acquisition LLC and certain related parties acquired 17,999,999 of our common shares, or approximately 36% of our common shares. Although this acquisition did not limit our ability to use our federal net operating loss or tax credit carry forwards, it limits the extent to which potential future acquisitions of our common shares by “5-percent shareholders” may be made without limiting our ability to use our federal net operating loss and tax credit carry forwards.
The credit agreement governing our new credit facility contains terms limiting our ability to incur additional debt. These terms, or our failure or inability to meet them, could adversely affect our business.
The agreement governing our new credit facility, or our credit agreement, includes various conditions to our borrowing, financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our stockholders. Further, if we are unable to borrow under our new credit facility, we may be unable to meet our obligations or grow our business by acquiring senior living communities.
If we default under our credit agreement, our lenders may demand immediate payment of any amount outstanding and may elect not to fund future borrowings. Any such default would likely have serious and adverse consequences to us and would likely cause the market price of our common shares to decline.
We may obtain additional debt financing in the future. The covenants and conditions which apply to any such future indebtedness may be more restrictive than the covenants and conditions contained in our credit agreement.
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
The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While our management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.
Failure to comply with laws governing the privacy and security of personal information, including relating to health, could materially and adversely affect our business, financial condition and results of operations.
We are required to comply with federal and state laws governing the privacy, security, use and disclosure of personally identifiable information, including information relating to health. Under HIPAA and the HITECH Act, as updated by the HIPAA Omnibus Rule, we are required to comply with the HIPAA privacy rule, security standards and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and rules regarding state privacy rights may be more stringent than HIPAA. Other federal and state laws govern the privacy of other personal information. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in 2016 alone.
We rely on information technology networks and related systems, and any material failure, inadequacy, interruption or security failure of those networks and systems could materially and adversely affect us.
Our information technology networks and related systems are essential to our ability to perform our day to day operations. As a result, we face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons who access our systems from inside or outside our organization and other significant disruptions of our information technology networks and related systems. A security breach or other significant disruption involving our information technology networks and related systems could disrupt our operations; result in the unauthorized access to, and the destruction, loss, theft, misappropriation or release of, proprietary, personally identifiable, protected health, confidential, sensitive or otherwise valuable information, which others could use to compete against us or which could expose us to damage claims by third parties for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our business relationships or reputation generally. Any or all of the foregoing could materially and adversely affect us.
Although we take various actions to maintain the security and integrity of our information technology networks and related systems, and have implemented various measures to manage the risk of a security breach or disruption, we cannot be sure that our security efforts and measures will be effective or that any attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. It is therefore not possible for this risk to be entirely mitigated.
Our business requires us to make significant capital expenditures to maintain and improve our senior living communities.
Our senior living communities sometimes require significant expenditures to address required ongoing maintenance or to make them more attractive to residents. Physical characteristics of senior living communities are mandated by various government authorities; changes in these regulations may require us to make significant expenditures. In addition, we are often required to make significant capital expenditures when we acquire, lease or manage new senior living communities. Our available financial resources may be insufficient to fund these expenditures. SNH has historically provided most of the capital required to improve the senior living communities we lease from them or manage for their account. However, when SNH funds capital expenditures at our leased senior living communities our rent increases, and when SNH funds capital expenditures at our managed senior living communities the invested capital upon which SNH’s returns are based increases. We may be unable to pay increased rent at our leased senior living communities without experiencing losses and increases in SNH’s invested capital at our managed communities may reduce or prevent our receipt of incentive fees or subject the applicable management agreements to termination by SNH if it is unable to realize its return on invested capital under such agreements.

We face significant competition.
We compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. Some of our existing competitors are larger and have greater financial resources than us and some of our competitors are not for profit entities which have endowment income and may not face the same financial pressures that we do. We cannot be sure that we will be able to attract a sufficient number of residents to our senior living communities at rates that will generate acceptable returns or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully and operate profitably.
In recent years, a significant number of new senior living communities have been developed, and we expect this increased development activity to continue in the future. This development activity has increased competitive pressures on us, particularly in the geographic markets where this development activity has been most focused, including Arizona, Georgia and Texas. These competitive pressures may prevent us from maintaining or improving occupancy and rates at our senior living communities, which may adversely affect their profitability and therefore negatively impact our revenues, cash flows and results from operations.
Increased leverage may harm our financial condition and results of operations.
Our total consolidated long term debt as of December 31, 2016 was approximately $58.5 million and represented approximately 26% of our total book capitalization as of that date. We also had approximately $1.9 million of short term mortgage debt. In addition to our indebtedness, we have substantial lease and other obligations.
Our level of indebtedness and substantial lease and other obligations could impact our business in the following ways, among others:

•	our ability to satisfy our debt obligations could be affected;

•	the funds required to make interest and principal payments will not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	our ability to obtain additional financing may be impaired

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•	we may be more vulnerable to downturns in our business and industry or the economy generally.

Increasing interest rates may adversely affect us.
Since the most recent U.S. economic recession, the U.S. Federal Reserve has taken actions that have resulted in low interest rates for a long period of time. In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and market interest rates rose after the recent presidential election in anticipation of possible increased government spending and inflation. Market interest rates may continue to increase, and increases may materially and negatively affect us in several ways, including:

•
Increases in interest rates could adversely impact the housing market and reduce demand for our services and occupancy at our senior living communities, could increase our rent expense at our leased senior living communities due to the landlord setting rent based on a required return on its investment, and could reduce the likelihood that we will earn incentive fees at our managed senior living communities due to the owner requiring a minimum return on its investment prior to our being eligible to receive an incentive fee.

•
Amounts outstanding under our new credit facility require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due and our ability to fund our operations and working capital. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that any hedging counterparty will meet its obligations to us.

•
An increase in interest rates could decrease the amount buyers may be willing to pay for our senior living communities, thereby reducing the market value of our senior living communities and limiting our ability to sell senior living communities. Further, increased interest rates would increase our costs for, and may limit our ability to obtain, mortgage financing secured by our senior living communities. Further, increased interest rates may effectively increase the cost of senior living communities we acquire to the extent we utilize leverage for those acquisitions and may result in a reduction in our acquisitions to the extent we reduce the amount we offer to pay for senior living communities, due to the effect of increased interest rates, to a price that sellers may not accept.

•	Increased interest rates may increase our operating costs to the extent we utilize financing, such as borrowings under our new credit facility, to fund our operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings.
State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most of our resident agreements allow residents to terminate their agreements on 30 days’ notice. Thus, we may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings could be materially and adversely affected. In addition, the advanced ages of our senior living residents make resident turnover rates difficult to predict.
Our operations are subject to environmental and climate change risks.
Our operations are subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, the properties on which our owned, leased and managed senior living communities are located, including those created by prior owners or occupants, abutters or other persons. Various federal and state laws impose liabilities upon property owners and operators, including us, for environmental damages arising at, or migrating from, owned or operated properties, and we cannot be sure that we will not be held liable for the costs of environmental investigation and clean up at, or near, our owned or operated properties. As an owner or operator or previous owner or operator of properties, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our owned or operated properties. In addition, under our leases with SNH, we have agreed to indemnify SNH for any such liabilities related to the properties on which our senior living communities that we lease from SNH are located. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial.
We believe some of our senior living communities may contain asbestos. We believe any asbestos at our senior living communities is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected senior living communities, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
Some observers believe severe weather activities in different parts of the country over the last few years are evidence of global climate change. Such severe weather may have an adverse effect on the senior living communities we operate. Further, the political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. These or future laws may cause costs at our senior living communities to increase. In the long term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. Laws enacted to mitigate climate change may make some of our buildings obsolete or require us to make material investments in our senior living communities which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” in Part II, Item 7 of this Annual Report on Form 10-K.
Our former rehabilitation hospitals may be subject to retroactive Medicare reclassifications or repayments.
During the period we operated our rehabilitation hospitals, which were sold in the fourth quarter of 2013, Medicare payments accounted for a significant amount of the rehabilitation hospitals’ revenues. CMS has established a standard known as the “60% Rule”, which provides that at least 60% of an inpatient rehabilitation facility’s, or IRF’s, total inpatient population must require intensive rehabilitation services associated with treatment of at least one of thirteen designated medical conditions in order for the facility to be classified as an IRF by the Medicare program. Although we believe that our IRFs were operated in compliance with the 60% Rule during the period in which we operated them, CMS could determine that we were non‑compliant in a prior year. Such an event would result in these rehabilitation hospitals being subject to Medicare reclassification to a different type of provider and our receiving lower Medicare payment rates retroactively. Also, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. If our IRFs were required to make substantial retroactive repayments to Medicare, our financial condition and results of operations could be adversely affected.
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, adopted new accounting rules to be effective for reporting periods beginning after December 15, 2018 which generally will require companies to capitalize long term leases on their balance sheets by recognizing lessees’ rights and obligations. When the rules are effective, we will be required to account for the leases for our senior living communities, including those with SNH, in the assets and liabilities on our balance sheet, where previously we accounted for such leases on an “off balance sheet” basis. As a result, a significant amount of lease related assets and liabilities will be recorded on our balance sheet and we may be required to make other changes to the recording and classification of our lease related expenses. Though these changes will not have any direct impact on our overall financial condition, these changes could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants, as well as third party financial models regarding our financial condition.
RISKS ARISING FROM CERTAIN OF OUR RELATIONSHIPS AND OUR ORGANIZATION AND STRUCTURE
Our agreements and relationships with SNH, one of our Managing Directors, RMR LLC and others related to them may create conflicts of interest or the appearance of such conflicts.
We have significant commercial and other relationships with SNH, one of our Managing Directors, Barry Portnoy, RMR LLC and others related to them, including:

•	SNH owns 8.5% of our outstanding common shares as of December 31, 2016;

•	The substantial majority of the senior living communities that we operate are owned by SNH;

•
One of our Managing Directors, Barry Portnoy, and his son, Adam Portnoy, are managing trustees of SNH and they own, directly or indirectly, in aggregate 1.3% of SNH’s outstanding common shares as of December 31, 2016;

•
RMR LLC provides management services to us and SNH and we pay RMR fees for those services based on a percentage of revenues, as defined under our business management agreement with RMR LLC. In the event of a conflict between us and SNH or us and RMR LLC, any of its affiliates or any public entity RMR LLC provides management services to, RMR LLC may act on its own and SNH’s or such other entity’s behalf rather than on our behalf;

•
Adam Portnoy and Barry Portnoy are the controlling shareholders, managing directors, officers and employees of The RMR Group Inc., or RMR Inc., and they are officers of, and own equity interests in, RMR LLC. RMR Inc. is the managing member of RMR LLC and RMR LLC is a subsidiary of RMR Inc.;

•	Adam Portnoy and Barry Portnoy are our largest stockholders, and they own, directly or indirectly, in aggregate 36.7% of our outstanding common shares as of December 31, 2016;

•
Our President and Chief Executive Officer, Bruce J. Mackey Jr., our Chief Financial Officer and Treasurer, Richard A. Doyle, and our Senior Vice President and General Counsel, Katherine E. Potter, are also officers and employees of RMR LLC, as are SNH’s president and chief operating officer and chief financial officer and treasurer;

•
Prior to December 31, 2001, we were a wholly owned subsidiary of SNH. On that date, SNH distributed substantially all of our then outstanding common shares it owned to its shareholders. In connection with that distribution, we entered into agreements with SNH and RMR LLC which, among other things, limit (subject to certain exceptions) ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of SNH as a real estate investment trust and limit our ability to acquire real estate of types which are owned by SNH or other businesses managed by RMR LLC;

•	We lease our office headquarters building from a subsidiary of ABP Trust. ABP Trust is owned by Adam Portnoy and Barry Portnoy and they serve as its trustees and Adam Portnoy serves as its president;

•
In order to accommodate healthcare licensing requirements, we manage a portion of a senior living community that SNH owns and which SNH leases to D&R Yonkers LLC. D&R Yonkers LLC is owned by SNH’s president and chief operating officer and our Chief Financial Officer and Treasurer;

•
We, SNH, ABP Trust and four other companies to which RMR LLC provides management services currently own AIC, are parties to an amended and restated shareholders agreement regarding AIC and participate in AIC’s property insurance program.

These relationships could create, or appear to create, conflicts of interest with respect to matters involving us, SNH, one of our Managing Directors, RMR LLC and others related to them. As a result of these relationships, our leases and management and pooling agreements with SNH, business management agreement with RMR LLC and other transactions with SNH, our Managing Director, RMR LLC and others related to them were not negotiated on an arm’s length basis between unrelated third parties, and therefore the terms thereof may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated third parties. In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, stockholder litigation, dissident stockholder director nominations and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. These activities, if instituted against us, and the existence of conflicts of interest or the appearance of conflicts of interest, could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation, business and the market price of our common shares.
Adam Portnoy and Barry Portnoy own in aggregate 36.7% of our outstanding common shares. As a result, investors in our securities may have less influence over our business than shareholders of other publicly owned companies.
As of the date of this Annual Report on Form 10-K, Adam Portnoy and Barry Portnoy owned, directly or indirectly, in aggregate 36.7% of our outstanding common shares.
For so long as Adam Portnoy and Barry Portnoy and entities owned by them continue to retain a significant ownership stake in us, they may have significant influence in the election of the members of our Board of Directors, including our Independent Directors, and the outcome of stockholder actions. As a result, they may have the ability to significantly impact all matters affecting us, including:

•
the composition of our Board of Directors and, through our Board of Directors, determinations with respect to our management, business, investment, disposition and financing plans and policies, including the appointment and removal of our officers;

•	determinations with respect to mergers and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities;

•	our capital structure; and

•	the number of common shares available for issuance under our equity compensation plan.

In addition, the significant ownership of Adam Portnoy, Barry Portnoy, entities owned by them and SNH in us may discourage transactions involving a change of control of us, including transactions in which our stockholders might otherwise receive a premium for their common shares over the then current market price.

As a result of the large ownership positions of Adam Portnoy, Barry Portnoy and SNH, trading in our common shares may be more difficult.
As of the date of this Annual Report on Form 10-K, Adam Portnoy and Barry Portnoy owned, directly or indirectly, in aggregate 36.7% of our outstanding common shares and SNH owned 8.5% of our outstanding common shares. These large shareholdings, some of which are subject to lock-up restrictions, reduce the number of our common shares that might otherwise be available to trade publicly, which could adversely affect the liquidity and market price of our common shares.
Our leases of certain of our senior living communities are subordinated to mortgage debt of SNH, and a default by SNH could result in the termination of those leases.
As of December 31, 2016, our leases with SNH for 17 of our senior living communities, which had aggregate 2016 revenues of $159.4 million were subordinated to mortgage financing secured by such communities. As a result, in the event SNH was to default on such mortgage financing, by reason of our default under our leases or for reasons unrelated to us or beyond our control, and its lender were to foreclose on those properties, our leases would terminate. While we may be able to enter into new leases with the lenders or the purchaser or purchasers of such properties, or they may elect to continue our occupancy under the terms of the lease as if there had been no foreclosure, they would not be obligated to pursue either of those options and, if we are able to retain possession, the terms of our continued occupancy may not be as favorable to us as those contained in our leases with SNH. If we do not enter into new leases of such communities following a foreclosure, we would lose the right to continue to operate these communities and we may incur material obligations to residents, employees and other parties as a result of such loss.
Ownership limitations and certain provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our charter and bylaws contain separate provisions which prohibit any stockholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares of stock. The 9.8% ownership limitation in our charter is consistent with our contractual obligation with SNH to not take actions that may conflict with SNH’s status as a real estate investment trust under the IRC. The 5% ownership limitation in our bylaws, or our NOL bylaw, is intended to help us preserve the tax treatment of our NOLs and other tax benefits. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable.
On October 2, 2016, our Board of Directors granted a conditional exception from certain ownership limitations under our organizational documents, SNH granted certain consents and waivers under its leases, management or other agreements with us and our lenders granted certain consents and waivers under the agreement governing our prior credit facility that would allow Adam Portnoy, Barry Portnoy and certain of their related persons to acquire, subject to the satisfaction of specified conditions, in aggregate up to 38% of our issued and outstanding common shares, subject to certain limitations. On November 10, 2016, ABP Acquisition LLC, a company owned indirectly by Adam Portnoy and Barry Portnoy, completed the acquisition of 17,999,999 of our common shares at a purchase price of $3.00 per share pursuant to a tender offer. The acquisition of 18,000,000 common shares was the maximum acquisition that our Board of Directors was prepared to approve for purposes of our NOL bylaw. Based on our Board of Directors’ desire to continue to preserve the tax treatment of our NOLs and other tax benefits, ABP Acquisition LLC’s acquisition of 17,999,999 common shares will reduce the size of any future acquisition that our Board of Directors may be prepared to approve for purposes of our NOL bylaw.
Other provisions contained in our charter and bylaws or under Maryland law may also inhibit acquisitions of a significant stake in us and deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable, including, for example, provisions relating to:

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

•
the authority of our Board of Directors to create and issue new classes or series of stock (including stock with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares.

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
Our ownership interest in AIC may prevent stockholders from accumulating a large stake in us, from nominating or serving as Directors, or from taking actions to otherwise control our business.
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

Our charter and contractual obligations authorize and may require us to indemnify our present and former Directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights against our present and former Directors and officers than might otherwise exist absent the provisions in our charter and contracts or that might exist with other companies, which could limit our stockholders recourse in the event of actions not in their best interest.
Disputes with SNH and RMR LLC and stockholder litigation against us or our Directors and officers may be referred to binding arbitration proceedings.
Our contracts with SNH and RMR LLC provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that certain actions by our stockholders against us or against our Directors and officers, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our charter or bylaws, may be referred to binding arbitration proceedings. As a result, we and our stockholders would not be able to pursue litigation in courts against SNH, RMR LLC or our Directors and officers for disputes referred to arbitration in accordance with our bylaws. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our Directors, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Director, officer, manager, agent or employee of ours to us or our stockholders; (3) any action asserting a claim against us or any Director, officer, manager, agent or employee of ours arising pursuant to Maryland law, our charter or bylaws brought by or on behalf of a stockholder; or (4) any action asserting a claim against us or any Director, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our charter or bylaws. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our Directors, officers, manager, agents or employees, which may discourage lawsuits against us and our Directors, officers, manager or agents.
We may experience losses from our business dealings with AIC.
We, SNH, ABP Trust and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested $6.0 million in AIC. We and those other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverage at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.
RISKS RELATED TO OUR SECURITIES
We do not intend to pay cash dividends on our common shares in the foreseeable future.
We have never declared or paid any cash dividends on our common shares, and we currently do not anticipate paying any cash dividends in the foreseeable future.
Changes in market conditions could adversely affect the market price of our common shares.
As with other publicly traded equity securities, the market price of our common shares depends on various market conditions and other factors that may change from time to time, including:

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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
OUR SENIOR LIVING COMMUNITIES
We classify a senior living community based on the predominant type of services offered at that community. As of December 31, 2016, we owned or leased and operated 215 senior living communities which we have categorized into two groups as follows:

		Type of units				Average occupancy for the year ended Dec. 31, 2016	Revenues for the year ended Dec. 31, 2016	Percent of revenues from private resources
Type of community	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units
							(in thousands)
Independent and assisted living communities	185	7,057	11,468	1,916	20,441	84.7%	$918,828	88.2%
SNFs	30	69	—	2,532	2,601	80.7%	174,876	25.5%
Totals:	215	7,126	11,468	4,448	23,042	84.3%	$1,093,704	78.2%

Excluded from the preceding and following data are 68 independent and assisted living communities with 3,646 independent living apartments, 4,711 assisted living suites and 431 skilled nursing beds that we manage for the account of SNH.
Independent and Assisted Living Communities
As of December 31, 2016, we owned or leased and operated 185 independent and assisted living communities. We leased 155 of these communities from SNH and four of these communities from HCP, Inc., or HCP. We own the remaining 26 communities. These 185 communities have 20,441 living units and are located in 26 states. The following table provides additional information about these communities and their operations as of December 31, 2016:

		Type of units				Average occupancy for the year ended Dec. 31, 2016	Revenues for the year ended Dec. 31, 2016	Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units
							(in thousands)
1. Alabama	8	67	373	—	440	86.1%	$16,886	100.0%
2. Arizona	4	501	306	199	1,006	76.1%	42,480	81.2%
3. California	9	494	424	59	977	88.6%	49,102	91.7%
4. Delaware	6	337	307	356	1,000	76.6%	62,418	70.6%
5. Florida	9	1,184	709	155	2,048	92.3%	85,842	80.8%
6. Georgia	11	111	527	40	678	85.0%	27,287	92.4%
7. Illinois	4	112	199	—	311	98.2%	6,194	100.0%
8. Indiana	16	955	577	140	1,672	81.2%	60,538	91.2%
9. Kansas	3	332	67	198	597	86.2%	29,590	75.8%
10. Kentucky	9	487	281	166	934	87.9%	45,181	85.2%
11. Maryland	10	238	708	—	946	84.6%	54,731	100.0%
12. Massachusetts	1	—	123	—	123	78.2%	7,894	100.0%
13. Minnesota	1	—	230	—	230	85.7%	13,192	92.0%
14. Mississippi	2	—	116	—	116	81.7%	3,530	100.0%
15. Missouri	1	110	—	—	110	80.0%	2,594	100.0%
16. Nebraska	2	27	111	62	200	82.8%	8,432	66.6%
17. New Jersey	5	215	544	60	819	85.6%	40,923	84.0%
18. New Mexico	1	112	35	57	204	77.3%	11,711	87.4%
19. North Carolina	15	143	1,296	—	1,439	82.7%	67,728	99.7%
20. Ohio	1	143	115	24	282	76.8%	15,996	86.7%
21. Pennsylvania	10	—	982	—	982	87.6%	41,018	100.0%
22. South Carolina	18	101	886	58	1,045	85.8%	45,367	92.0%
23. Tennessee	13	158	707	—	865	92.6%	31,353	100.0%
24. Texas	9	846	613	273	1,732	77.8%	80,588	82.5%
25. Virginia	11	285	714	—	999	88.5%	39,573	99.9%
26. Wisconsin	6	99	518	69	686	86.7%	28,680	72.5%
Totals:	185	7,057	11,468	1,916	20,441	84.7%	$918,828	88.2%

Skilled Nursing Facilities
As of December 31, 2016, we operated 30 SNFs that we lease from SNH with a combined 2,601 living units located in seven states. The following table provides additional information about these SNFs and their operations as of December 31, 2016:

		Type of units				Average occupancy for the year ended Dec. 31, 2016	Revenues for the year ended Dec. 31, 2016	Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist living suites	Skilled nursing beds	Total living units
							(in thousands)
1. California	4	—	—	375	375	79.0%	30,519	10.4%
2. Colorado	7	46	—	718	764	82.2%	56,163	29.7%
3. Iowa	4	19	—	283	302	82.9%	17,320	30.4%
4. Kansas	1	4	—	56	60	79.2%	3,275	24.1%
5. Nebraska	10	—	—	602	602	80.4%	33,338	28.4%
6. Wisconsin	2	—	—	309	309	80.0%	21,322	29.2%
7. Wyoming	2	—	—	189	189	77.0%	12,939	23.4%
Totals:	30	69	—	2,532	2,601	80.7%	$174,876	25.5%

OUR SNH LEASES AND MANAGEMENT AGREEMENTS
Leases with SNH
The following table provides a summary of our leases as of December 31, 2016 and is followed by a summary of the material terms of our leases as of December 31, 2016 with SNH. Because it is a summary, it does not contain all of the information that may be important to you. If you would like more information, you should read the leases which are among the exhibits listed in Part IV, Item 15 of this Annual Report on Form 10‑K and incorporated herein by reference.

	Number of Properties	Annual Rent as of December 31, 2016	Current Expiration Date	Remaining Renewal Options
1. Lease No. 1 for SNFs and independent and assisted living communities	83	59.2 million	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs, independent and assisted living communities	47	64.7 million	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities(1)	17	34.9 million	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities	29	35.1 million	April 30, 2032	Two 15-year renewal options.
5. Lease No. 5 for independent and assisted living communities(4)	9	9.8 million	December 31, 2028	Two 15-year renewal options.
Totals	185	203.8 million
_______________________________________
(1) Lease No. 3 exists to accommodate certain mortgage financing by SNH.
(2) Lease No. 5 was entered into in connection with the June 2016 sale and leaseback transaction with SNH.
Percentage Rent.  Our leases with SNH require us to pay percentage rent at 178 of the 185 senior living communities we lease from SNH equal to 4% of the amount by which gross revenues, as defined in our leases, of each property exceeds gross revenues for a specific base year. These amounts are in addition to the annual rent amounts payable by us to SNH. We incurred total percentage rent of $5.6 million in 2016. Different base years apply to those communities that pay percentage rent. The base year is usually the first full calendar year after each community is initially leased.
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
Maintenance and Alterations.  We are required to operate continuously and maintain, at our expense, the leased properties in good order and repair, including structural and nonstructural components. We may request that SNH fund amounts needed for qualifying improvements to the leased communities in return for rent increases according to formulas in the leases; however, SNH is not obligated to fund such requests, and we are not required to sell them to SNH. At the end of each lease term, we are required to surrender the leased properties in substantially the same condition as existed on the commencement date of the lease, subject to any permitted alterations and ordinary wear and tear.
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

Damage, Destruction, Condemnation and Environmental Matters.  In the event of any damage, or immaterial condemnation, of a leased property, we are generally required to rebuild with insurance or condemnation proceeds or, if such proceeds are insufficient, other amounts made available by SNH, if any, but if other amounts are made available by SNH, our rent will be increased accordingly. In the event of any material or total condemnation of a leased property, the lease shall terminate with respect to such leased property, in which event SNH shall be entitled to the condemnation proceeds and our rent will be reduced accordingly. In the event of any material or total destruction of a leased property, we may terminate the lease with respect to such leased property, in which event we are required to pay to SNH any shortfall in the amount of proceeds SNH receives from insurance compared to the replacement cost of such leased property and our rent will be reduced accordingly. We are also required to remove and dispose of any hazardous substance at the leased properties in compliance with all applicable environmental laws and regulations.
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

•	our failure to perform any terms, covenants or agreements of such lease and the continuance thereof for a specified period of time after written notice.
Remedies.  Upon the occurrence of any event of default, each lease provides that, among other things, SNH may, to the extent legally permitted:

•	accelerate the rent;

•	terminate the lease in whole or in part;

•	enter the property and take possession of any and all our personal property and retain or sell the same at a public or private sale;

•	make any payment or perform any act required to be performed by us under the lease; and

•	rent the property and recover from us any deficiency between the amount of rent which would have been due under the lease and the rent received from the re‑letting.

We are obligated to reimburse SNH for all costs and expenses incurred in connection with any exercise of the foregoing remedies.
Management.  We may not enter into any new management agreement affecting any leased property without the prior written consent of SNH.
Lease Subordination.  Our leases may be subordinated to any mortgages on properties leased from SNH. As of December 31, 2016, SNH had mortgages on 17 of our communities to which our leases were subordinated. These 17 communities had 3,230 living units and 2016 revenues totaling $159.4 million. SNH’s outstanding borrowing secured by mortgages on these 17 communities totaled $279.5 million as of December 31, 2016.

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

Management Agreements with SNH
As of December 31, 2016, 2015 and 2014 we managed 68, 60 and 46 senior living communities for the account of SNH, respectively, pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreement. On June 29, 2016, we and SNH terminated three of our four then existing pooling agreements and entered into 10 new pooling agreements, or the new pooling agreements, that combine our management agreements with SNH for senior living communities that include assisted living units, or AL Management Agreements. Our management agreements with SNH for the part of the senior living community owned by SNH and located in Yonkers, New York that is not subject to the requirements of New York healthcare licensing laws, as described elsewhere herein, and for the assisted living community owned by SNH and located in Villa Valencia, California, are not currently included in any of our pooling agreements with SNH. Pursuant to our AL Management Agreements and the new pooling agreements, we receive from SNH:

•	a management fee equal to either 3% or 5% of the gross revenues realized at the applicable communities,

•	reimbursement for our direct costs and expenses related to such communities,

•
an annual incentive fee equal to either 35% or 20% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to either 8% or 7% of its invested capital, or, in the case of 10 communities, a specified amount plus 7% of its invested capital since December 31, 2015, and

•	a fee for our management of capital expenditure projects equal to 3% of amounts funded by SNH.
Under the new pooling agreements, the calculations of our fees and of SNH’s annual minimum return related to our AL Management Agreement that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements. However, for certain communities, the new pooling agreements reduced SNH’s annual minimum return to 7%, and also, with respect to 10 communities, reset SNH’s annual minimum return as of January 1, 2016 to specified amounts. For our AL Management Agreements that became effective from and after May 2015, the new pooling agreements increased our management fee from 3% to 5% of the gross revenues realized at the applicable community, and changed our annual incentive fee from 35% to 20% of the annual net operating income of the applicable community remaining after SNH realizes its requisite annual minimum return.
We also have a pooling agreement with SNH that combines our management agreements with SNH for senior living communities consisting only of independent living units.
Our management agreements with SNH generally expire between 2030 and 2040, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. These management agreements also provide that SNH has, and in some cases we have, the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any stockholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.
For more information regarding our leases and management arrangements with SNH, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information regarding our relationship with SNH, see Note 16 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings
From time to time we are engaged in litigation in the ordinary course of our business. We do not believe any of the litigation which is currently pending is likely to have a materially adverse impact on our ability to continue in business.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares were traded on the New York Stock Exchange, or the NYSE (symbol: FVE), through June 30, 2016. Beginning on July 1, 2016, our common shares are traded on The NASDAQ Stock Market LLC, or Nasdaq (symbol: FVE). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE or Nasdaq, as applicable:

	High	Low
2015
First Quarter	$4.45	$3.37
Second Quarter	5.07	3.91
Third Quarter	4.96	2.74
Fourth Quarter	3.98	3.02

2016
First Quarter	$3.14	$2.00
Second Quarter	2.74	1.65
Third Quarter	2.63	1.83
Fourth Quarter	3.04	2.29
The closing price of our common shares on the Nasdaq on February 17, 2017 was $2.50 per share.
As of February 17, 2017, there were approximately 2,200 stockholders of record of our common shares.
We have never paid or declared any cash dividends on our common shares. At present, we intend to retain our future earnings, if any, to fund our operations and the growth of our business. Furthermore, our credit agreement restricts our payment of cash dividends on our common shares, unless certain requirements are met. Our future decisions concerning the payment of dividends on our common shares will depend upon our results of operations, financial condition and capital expenditure and investment plans, as well as other factors as our Board of Directors, in its discretion, may consider relevant, and the extent to which the declaration or payment of dividends may be limited by agreements we have entered or cause us to lose the benefits of certain of our agreements.
The following table provides information about our purchases of our equity securities during the year ended December 31, 2016:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2016	751	$1.91	—	$—
December 2016	34,248	$2.45	—	$—
Total	34,999	—	—	$—

(1)
In 2016, all common share purchases were made to satisfy tax withholding and payment obligations of current and former employees and officers of us and of RMR LLC in connection with the vesting of awards of our common shares.  We repurchased these shares at their fair market value based upon the trading price of our common shares on the repurchase date.

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

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Operating data:
Total revenues	$1,378,108	$1,365,410	$1,328,075	$1,296,787	$1,207,806
Net (loss) income from continuing operations	(22,007)	(40,759)	(79,350)	3,449	10,590
Net income (loss) from discontinued operations	194	(2,324)	(6,056)	(5,789)	11,717
Net (loss) income	(21,813)	(43,083)	(85,406)	(2,340)	22,307
Basic net (loss) income per share:
(Loss) income from continuing operations	(0.45)	(0.84)	(1.65)	0.07	0.23
Income (loss) from discontinued operations	—	(0.05)	(0.13)	(0.12)	0.24
Net (loss) income	(0.45)	(0.89)	(1.78)	(0.05)	0.47
Diluted net (loss) income per share:
(Loss) income from continuing operations	(0.45)	(0.84)	(1.65)	0.07	0.23
Income (loss) from discontinued operations	—	(0.05)	(0.13)	(0.12)	0.23
Net (loss) income	(0.45)	(0.89)	(1.78)	(0.05)	0.46
Balance sheet data (as of December 31):
Total assets	509,734	531,770	534,973	590,183	594,991
Total long term debt	58,494	60,396	49,373	36,461	37,621
Total other long term liabilities	113,981	43,002	43,426	44,816	43,067

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL INDUSTRY TRENDS
The primary market for senior living services is individuals age 75 and older, and, according to U.S. Census data, that group is projected to be the fastest growing age cohort in the United States over the next 20 years. Further, as a result of scientific and medical breakthroughs, seniors are living longer. Due to demographic trends, and continuing advances in science, nutrition and healthcare, the senior population is expected to continue to grow, and we expect the demand for senior living services to increase in future years.

Despite the general trend of growth described in the preceding paragraph, economic downturns, softness in the U.S. housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident fees or entrance fees. Prospective residents who plan to use the proceeds from the sale of their homes to cover the cost of such fees seem to be especially affected by cyclical factors affecting the U.S. housing market. During the past several years, weak economic conditions in many areas throughout the United States have negatively affected businesses in these areas. These conditions have resulted in, among other things, a decrease in occupancy at senior living communities, including ours, and it is unclear when these conditions may materially improve.  Although many of the services that we provide to residents are needs driven, some prospective residents may be deferring decisions to relocate to senior living communities in light of economic circumstances, among other reasons.

In recent years, a significant number of new senior living communities have been developed, and we expect this increased development activity to continue in the future. This development activity has increased competitive pressures on us, particularly in the geographic markets where this development activity has been most focused, including Arizona, Georgia and Texas. These competitive pressures may prevent us from maintaining or improving occupancy and rates at our senior living communities, which may adversely affect their profitability and therefore negatively impact our revenues, cash flows and results from operations.

OPERATIONS
We primarily earn our senior living revenues by providing housing and services to our senior living communities' residents. During 2016, approximately 22% of our senior living revenues from continuing operations came from the Medicare and Medicaid programs and approximately 78% of our senior living revenues from continuing operations came from residents’ private resources. We bill all private pay residents in advance for the housing and services to be provided in the following month.
Our material expenses are:

•	Wages and benefits—includes wages and wage related expenses, such as health insurance, workers’ compensation insurance and other benefits for our employees working at our senior living communities.

•	Other senior living operating expenses—includes utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs at our senior living communities.

•	Rent expense—as of December 31, 2016, we lease 185 senior living communities from SNH and four senior living communities from HCP.

•	General and administrative expenses—principally wages and wage related expenses for headquarters and regional staff supporting our communities.

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

We have two operating segments: (i) senior living communities and (ii) rehabilitation and wellness. In the senior living communities segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment, we provide services in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under the FASB Accounting Standards Codification™ Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located within the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation and professional and general liability insurance programs.

EXPANSION ACTIVITIES
In May 2014, we acquired a senior living community located in Alabama with 116 living units for $19.9 million, including our assumption of $13.9 million of mortgage debt and $0.1 million of net working capital liabilities, but excluding closing costs.
In December 2014, we began managing for the account of SNH two senior living communities located in Wisconsin with a combined 228 living units.
In February 2015, SNH acquired a land parcel adjacent to a senior living community we lease from SNH located in Florida for $0.5 million. We and SNH added this property to the lease for that senior living community, and our annual rent payable to SNH increased by $39,200 as a result.
In May 2015, we began managing for the account of SNH 14 senior living communities located in four states with a combined 838 living units.

Also in May 2015, we began managing for the account of SNH a senior living community located in Georgia with 40 living units.  This senior living community is adjacent to another community that we manage for the account of SNH and the operations of these two communities are now conducted as a single integrated community.

In November 2015, we acquired two independent living communities located in Tennessee with a combined 152 living units for an aggregate purchase price of $26.2 million, including our assumption of $17.3 million of mortgage debt, but excluding closing costs.

In April, May and July 2016, we began managing for the account of SNH three senior living communities located in North Carolina, Georgia and Alabama with a combined 301 living units.

In September 2016, SNH acquired an additional living unit at a senior living community we lease from SNH located in Florida which was added to the lease for that senior living community, and our annual rent payable to SNH increased by $10,000 as a result.
In December 2016, we began leasing from SNH two senior living communities located in Illinois with a combined 126 living units which were added to one of our leases with SNH, and our annual rent payable to SNH increased by $1.4 million as a result.

Also in December 2016, we began managing for the account of SNH five senior living communities located in Georgia with a combined 395 living units.

Also in December 2016, SNH acquired a land parcel adjacent to a senior living community located in Georgia that we manage for the account of SNH which was added to the management agreement for the senior living community.

For more information regarding our leases and management arrangements with SNH, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

INVESTMENT ACTIVITIES

During 2016, 2015 and 2014, we made capital expenditures for property, plant and equipment related to our continuing operations, on a net basis after considering the proceeds from sales to SNH of improvements we made to senior living communities we lease from SNH, of $34.0 million, $36.2 million and $24.1 million, respectively.

During 2016, 2015 and 2014, we received gross proceeds of $17.9 million, $10.9 million and $10.9 million, respectively, in connection with the sale of available for sale securities, and recorded net realized gains of $0.1 million, $0.2 million and $0.4 million, respectively.

DISPOSITION ACTIVITIES
We and SNH have sold certain senior living communities we leased from SNH that we and SNH had previously agreed to sell and we had classified as discontinued operations, and our rent payable to SNH was reduced as these sales occurred. These sales included:

•	In January 2014, we and SNH sold an assisted living community located in Texas with 48 living units, and our annual rent payable to SNH decreased by $0.2 million as a result.

•	In June 2014, we and SNH sold two SNFs located in Wisconsin with a combined 139 living units, and our annual rent payable to SNH decreased by $0.5 million as a result.

•	In October 2014, we and SNH sold an assisted living community located in Virginia with 55 living units, and our annual rent payable to SNH decreased by $0.3 million as a result.

•
Also in October 2014, we and SNH sold an assisted living community and a SNF located in Arizona with a combined 160 living units, and our annual rent payable to SNH decreased by $0.6 million as a result.

•	In February 2015, we and SNH sold a vacant assisted living community located in Pennsylvania, and our annual rent payable to SNH decreased by approximately $22,500 as a result.

•	In July 2015, we and SNH sold a SNF located in Iowa with 12 living units, and our annual rent payable to SNH decreased by $15,500 as a result.

•	In August 2015, we and SNH sold a SNF located in Wisconsin with 39 living units, and our annual rent payable to SNH decreased by $85,000 as a result.

•	In December 2015, we and SNH sold a SNF located in Iowa with 117 living units, and our annual rent payable to SNH decreased by $2,100 as a result.

In June 2016, we entered into a transaction agreement and related agreements with SNH pursuant to which, among other things, we sold seven senior living communities to SNH for $112.4 million and SNH simultaneously leased these communities back to us under a new long term lease agreement. Under the new lease, we are required to pay SNH initial annual rent of $8.4 million, plus percentage rent beginning in 2018.

In September 2016, we and SNH sold a vacant SNF located in Wisconsin, and our annual rent payable to SNH decreased by $24,800 as a result.

Also in September 2016, we sold an assisted living community we owned with 32 living units located in Alabama for $0.2 million, excluding closing costs. The results of operations for this community were previously included in discontinued operations.

In December 2016, SNH sold a memory care building located in Florida that we historically managed, and the separate management agreement for this building was terminated as a result.

For more information regarding our leases and management agreements with SNH, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS (dollars in thousands)
Key Statistical Data For the Years Ended December 31, 2016 and 2015
The following tables present a summary of our operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(dollars in thousands, except average monthly rate)	2016	2015	Change	%/ bps Change
Senior living revenue	$1,115,551	$1,113,971	$1,580	0.1%
Management fee revenue	12,350	10,728	1,622	15.1%
Reimbursed costs incurred on behalf of managed communities	250,207	240,711	9,496	3.9%
Total revenues	1,378,108	1,365,410	12,698	0.9%
Senior living wages and benefits	(545,603)	(539,086)	(6,517)	(1.2)%
Other senior living operating expenses	(284,533)	(293,501)	8,968	3.1%
Costs incurred on behalf of managed communities	(250,207)	(240,711)	(9,496)	(3.9)%
Rent expense	(201,667)	(199,075)	(2,592)	(1.3)%
General and administrative expenses	(73,516)	(70,757)	(2,759)	(3.9)%
Depreciation and amortization expense	(38,052)	(33,815)	(4,237)	(12.5)%
Goodwill impairment	—	(25,344)	25,344	100.0%
Long lived asset impairment	(502)	(145)	(357)	(246.2)%
Interest, dividend and other income	984	982	2	0.2%
Interest and other expense	(4,912)	(4,927)	15	0.3%
Gain on early extinguishment of debt	—	692	(692)	(100.0)%
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	107	160	(53)	(33.1)%
Provision for income taxes	(2,351)	(662)	(1,689)	(255.1)%
Equity in earnings of an investee	137	20	117	585.0%
Loss from continuing operations	$(22,007)	$(40,759)	$18,752	48.6%

Total number of communities (end of period):
Owned and leased communities(1)	215	214	1	0.5%
Managed communities	68	60	8	13.3%
Number of total communities(1)	283	274	9	3.3%

Total number of living units (end of period):
Owned and leased living units (1)(2)	23,042	23,227	(185)	(0.8)%
Managed living units(2)	8,788	8,190	598	7.3%
Number of total living units (1)(2)	31,830	31,417	413	1.3%

Owned and leased communities (1):
Occupancy %(2)	84.3%	85.2%	n/a	(90)	bps
Average monthly rate(3)	$4,640	$4,590	$50	1.1%
Percent of senior living revenue from Medicaid	11.5%	11.2%	n/a	30	bps
Percent of senior living revenue from Medicare	10.3%	11.1%	n/a	(80)	bps
Percent of senior living revenue from private and other sources	78.2%	77.7%	n/a	50	bps
_______________________________________
(1) Excludes senior living communities classified as discontinued operations.
(2) For the year ended December 31, 2016, the calculation of occupancy includes only living units categorized as in service; occupancy calculations for periods prior to 2016 included certain living units categorized as out of service.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Comparable communities (senior living communities that we owned, leased or managed and operated continuously since January 1, 2015):

	Year Ended December 31,
(dollars in thousands, except average monthly rate)	2016	2015	Change	%/bps Change
Senior living revenue	$1,109,631	$1,106,556	$3,075	0.3%
Management fee revenue	10,127	10,048	79	0.8%
Senior living wages and benefits	(544,187)	(534,052)	(10,135)	(1.9)%
Other senior living operating expenses	(282,234)	(290,616)	8,382	2.9%

Total number of communities (end of period):
Owned and leased communities(1)	211	211	—	—
Managed communities	46	46	—	—
Number of total communities(1)	257	257	—	—

Total number of living units (end of period):
Owned and leased living units (1)(2)	22,765	22,917	(152)	(0.7)%
Managed living units	7,208	7,306	(98)	(1.3)%
Number of total living units (1)(2)	29,973	30,223	(250)	(0.8)%

Owned and leased communities (1):
Occupancy %(2)	84.2%	85.3%	n/a	(110)	bps
Average monthly rate(3)	$4,651	$4,586	$65	1.4%
Percent of senior living revenue from Medicaid	11.5%	10.9%	n/a	60	bps
Percent of senior living revenue from Medicare	10.3%	11.1%	n/a	(80)	bps
Percent of senior living revenue from private and other sources	78.2%	78.0%	n/a	20	bps
_______________________________________
(1) Excludes senior living communities classified as discontinued operations.
(2) For the year ended December 31, 2016, the calculation of occupancy includes only living units categorized as in service; occupancy calculations for periods prior to 2016 included certain living units categorized as out of service.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.
Year Ended December 31, 2016, Compared to Year Ended December 31, 2015
Senior living revenue. Senior living revenue increased by 0.1% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in average monthly rates to residents who pay privately for services, a $1.0 million reversal in revenue reserves recorded in 2016 as a result of the final settlement amount of the Medicare compliance assessment at one of our SNFs, or the Compliance Assessment, being less than the previously estimated amount, a $2.4 million revenue reserve recorded in 2015 related to the Compliance Assessment and our acquisition of two senior living communities during the fourth quarter of 2015, partially offset by a decrease in occupancy at our comparable senior living communities.
Management fee revenue. Management fee revenue increased by 15.1% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in the base management fee to 5% from 3% under our management agreements with SNH for certain senior living communities and fees for the management of capital expenditure projects by us at the senior living communities we manage for the account of SNH, each of which became effective as of July 1, 2016, and an increase in the number of managed communities from 60 to 68.
Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 3.9% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in the number of managed communities from 60 to 68.

Senior living wages and benefits. Senior living wages and benefits increased by 1.2% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to annual wage increases, increases in employee health insurance costs and our acquisition of two senior living communities during the fourth quarter of 2015, partially offset by decreases in workers' compensation insurance costs.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, decreased by 3.1% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a $0.5 million reversal in accrued liability recorded in 2016 for estimated penalties related to the Compliance Assessment, $4.2 million in penalties, compliance costs and professional fees recorded in 2015 related to the Compliance Assessment and a $4.2 million charge recorded in 2015 in connection with the settlement of our Arizona litigation matter, partially offset by transaction costs we incurred primarily related to the June 2016 sale and leaseback transaction and increased professional and general liability insurance expense.

Rent expense. Rent expense increased by 1.3% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2015 pursuant to our leases with SNH and an increase in the number of leased communities as a result of the June 2016 sale and leaseback transaction as well as two communities we began to lease from SNH during the fourth quarter of 2016, partially offset by rent reductions as a result of the sale of certain communities that we leased from SNH during 2015 and 2016 and amortization of the deferred gain we realized from the June 2016 sale and leaseback transaction.

General and administrative expenses. General and administrative expenses increased by 3.9% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to increases in certain corporate wages and benefits, transaction costs relating to our acquisition and disposition activities, purchased services and professional fees, partially offset by separation payments for our former chief financial officer and treasurer and a reduction in the business management and other professional fees we incurred in 2015.
Depreciation and amortization expense. Depreciation and amortization expense increased by 12.5% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to our acquisition of two senior living communities during the fourth quarter of 2015 and capital expenditures at our owned and leased senior living communities (net of our sales of capital improvements to SNH at our leased communities).

Goodwill impairment. For the year ended December 31, 2015, we recorded a non-cash charge for goodwill impairment of $25.3 million to write down the goodwill in our senior living reporting unit to its implied fair value. For more information related to this non-cash charge for goodwill impairment, see Note 4 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Long lived asset impairment. For the years ended December 31, 2016 and 2015, we recorded non-cash charges for long lived assets impairment of $0.5 million and $0.1 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.
Interest, dividend and other income. Interest, dividend and other income increased by 0.2% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to higher investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense decreased by 0.3% for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the repayment of all of the outstanding borrowings under our prior credit facility with proceeds from the June 2016 sale and leaseback transaction, partially offset by our assumption of a mortgage note in connection with our acquisition of two senior living communities during the fourth quarter of 2015.

Gain on early extinguishment of debt. For the year ended December 31, 2015, we recorded a gain on early extinguishment of debt of $0.7 million in connection with our prepayment of a mortgage note.
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income. Gain on sale of available for sale securities reclassified from accumulated other comprehensive income represents our realized gain on investments.

Provision for income taxes. For the years ended December 31, 2016 and December 31, 2015, we recognized a provision for income taxes from continuing operations of $2.4 million and $0.7 million, respectively. The 2016 increase in our provision for income taxes compared to the year ended December 31, 2015 is primarily due to the taxes on the gain we realized for tax purposes in connection with the June 2016 sale and leaseback transaction. We did not recognize any federal tax expense for 2016 because our federal taxable income and expense were offset by our federal net operating loss carry forwards and tax credit carry forwards. For additional information regarding our taxes, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from AIC.
Discontinued operations:
We recorded income from discontinued operations for the year ended December 31, 2016 of $0.2 million compared to a loss of $2.3 million for the year ended December 31, 2015. The loss from discontinued operations for the year ended December 31, 2015 was primarily due to losses incurred at assisted living communities and SNFs that have been sold.
Key Statistical Data For the Years Ended December 31, 2015 and 2014
The following tables present a summary of our operations for the years ended December 31, 2015 and 2014:

(dollars in thousands, except average monthly rate)	Year Ended December 31,
	2015	2014	Change	%/bps Change
Senior living revenue	$1,113,971	$1,099,228	$14,743	1.3%
Management fee revenue	10,728	9,765	963	9.9%
Reimbursed costs incurred on behalf of managed communities	240,711	219,082	21,629	9.9%
Total revenues	1,365,410	1,328,075	37,335	2.4%
Senior living wages and benefits	(539,086)	(533,549)	(5,537)	(1.0)%
Other senior living operating expenses	(293,501)	(292,457)	(1,044)	(0.4)%
Costs incurred on behalf of managed communities	(240,711)	(219,082)	(21,629)	(9.9)%
Rent expense	(199,075)	(197,359)	(1,716)	(0.9)%
General and administrative expenses	(70,757)	(72,385)	1,628	2.2%
Depreciation and amortization expense	(33,815)	(31,834)	(1,981)	(6.2)%
Goodwill impairment	(25,344)	—	(25,344)	(100.0)%
Long lived asset impairment	(145)	(589)	444	75.4%
Interest, dividend and other income	982	867	115	13.3%
Interest and other expense	(4,927)	(5,131)	204	4.0%
Loss on early extinguishment of debt	692	—	692	100.0%
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	160	392	(232)	(59.2)%
Provision for income taxes	(662)	(56,385)	55,723	98.8%
Equity in earnings of an investee	20	87	(67)	(77.0)%
Loss from continuing operations	$(40,759)	$(79,350)	$38,591	(48.6)%

Total number of communities (end of period):
Owned and leased communities(1)	214	212	2	0.9%
Managed communities	60	46	14	30.4%
Number of total communities(1)	274	258	16	6.2%

Total number of living units (end of period):
Owned and leased living units (1)	23,227	23,101	126	0.5%
Managed living units	8,190	7,278	912	12.5%
Number of total living units (1)	31,417	30,379	1,038	3.4%

Owned and leased communities (1):
Occupancy %	85.2%	86.0%	n/a	(80)	bps
Average monthly rate(2)	$4,590	$4,516	$74	1.6%
Percent of senior living revenue from Medicaid	11.2%	10.9%	n/a	30	bps
Percent of senior living revenue from Medicare	11.1%	11.9%	n/a	(80)	bps
Percent of senior living revenue from private and other sources	77.7%	77.2%	n/a	50	bps
_______________________________________
(1) Excludes senior living communities classified as discontinued operations.
(2) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.

Comparable communities (senior living communities that we owned, leased or managed and operated continuously since January 1, 2014):

	Year Ended December 31,
(dollars in thousands, except average monthly rate)	2015	2014	Change	%/bps Change
Senior living revenue	$1,108,218	$1,095,917	$12,301	1.1%
Management fee revenue	9,757	9,249	508	5.5%
Senior living wages and benefits	(536,943)	(532,256)	(4,687)	(0.9)%
Other senior living operating expenses	(291,809)	(291,656)	(153)	(0.1)%

Total number of communities (end of period):
Owned and leased communities (1)	211	211	n/a	—
Managed communities	44	44	n/a	—
Number of total communities(1)	255	255	n/a	—

Total number of living units (end of period):
Owned and leased living units (1)(2)	22,961	22,948	13	0.1%
Managed living units	7,079	7,051	28	0.4%
Number of total living units (1)(2)	30,040	29,999	41	0.1%

Owned and leased communities (1):
Occupancy %(2)	85.1%	86.0%	n/a	(90)	bps
Average monthly rate(3)	$4,596	$4,519	$77	1.7%
Percent of senior living revenue from Medicaid	11.2%	10.9%	n/a	30	bps
Percent of senior living revenue from Medicare	11.2%	11.9%	n/a	(70)	bps
Percent of senior living revenue from private and other sources	77.6%	77.2%	n/a	40	bps
_______________________________________
(1) Excludes senior living communities classified as discontinued operations.
(2) Excludes 38 living units in one senior living community that was temporarily closed for a major renovation during part of 2014, and includes certain other living units added or removed at the comparable communities.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues divided by occupied units during the period, and multiplying it by 30 days.
Year Ended December 31, 2015, Compared to Year Ended December 31, 2014
Senior living revenue. Senior living revenue increased by 1.3% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in average monthly rates to private pay residents and a $4.3 million revenue reserve recorded in 2014 in connection with the Compliance Assessment, partially offset by a decrease in occupancy at our comparable senior living communities and a $2.4 million increase in the revenue reserve recorded in 2015 in connection with the Compliance Assessment.
Management fee revenue. Management fee revenue and reimbursed costs at our managed communities each increased 9.9% during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in the number of managed communities from 46 to 60 and an increase in average monthly rates to private pay residents, partially offset by a decrease in occupancy at our comparable managed communities.
Senior living wages and benefits. Senior living wages and benefits increased by 1.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to wage rate increases.
Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs, increased by 0.4% during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a $4.2 million charge recorded in 2015 in connection with the settlement of the Arizona litigation and $4.2 million in penalties, compliance costs and professional fees recorded in 2015 related to the Compliance Assessment, partially offset by decreased costs related to our professional and general liability insurance programs, a decrease in pharmacy related expenses and favorable adjustments to bad debt expense as a result of improved receivables collections.

Rent expense. Rent expense increased by 0.9% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to additional rent related to senior living community capital improvements purchased by SNH since January 1, 2014 pursuant to our leases with SNH, partially offset by rent reductions as a result of the sale of certain communities that we leased from SNH during 2014 and 2015.

General and administrative expenses. General and administrative expenses decreased by 2.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to decreased audit and public company related costs in 2015, partially offset by an increase in wages for certain specialized personnel, including information technology, accounting and tax, recruiting costs, separation payments for our former chief financial officer and treasurer and business management and other professional fees.
Depreciation and amortization expense. Depreciation and amortization expense increased by 6.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to capital expenditures at our owned and leased senior living communities (net of our sales of capital improvements to SNH at our leased communities), our acquisition of one senior living community in May 2014 and two senior living communities in November 2015.

Goodwill impairment. For the year ended December 31, 2015, we recorded a non-cash charge for goodwill impairment of $25.3 million to write down the goodwill in our senior living reporting unit to its implied fair value. For more information related to this non-cash charge for goodwill impairment, see Note 4 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Long lived asset impairment. For the years ended December 31, 2015 and 2014, we recorded non-cash impairment charges to certain of our long lived assets of $0.1 million and $0.6 million, respectively, to reduce the carrying values to their estimated fair values.
Interest, dividend and other income. Interest, dividend and other income increased by 13.3% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to higher investable cash and cash equivalents balances.
Interest and other expense. Interest and other expense decreased by 4.0% for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to our prepayment of a mortgage during the second quarter of 2015 and decreased deferred financing fees relating to our prior credit facility that we amortized as interest expense, partially offset by our assumption of a mortgage note in connection with our acquisition of a senior living community in the second quarter of 2014.

Gain on sale of available for sale securities reclassified from accumulated other comprehensive income. Gain on sale of available for sale securities reclassified from accumulated other comprehensive income represents our realized gain on investments sold.
Provision for income taxes. For the year ended December 31, 2015, we recognized income tax expense from continuing operations of $0.7 million, of which $1.0 million represents current state tax expense that is payable without regard to our tax loss carry forwards. The decrease in our provision for income taxes compared to the year ended December 31, 2014 is a result of establishing a full valuation allowance against our net deferred tax assets in 2014. We did not recognize any income tax expense or benefit from our discontinued operations in 2015. For additional information regarding our taxes, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from AIC.
Discontinued operations:
We recorded a loss from discontinued operations of $2.3 million for the year ended December 31, 2015 compared to a loss from discontinued operations of $6.1 million for the year ended December 31, 2014. The losses in both periods were primarily due to losses incurred at SNFs and assisted living communities that we have sold. The loss for the year ended December 31, 2014 also includes income tax expense of $0.1 million that we recognized in that period related to our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2016, we had $16.6 million of unrestricted cash and cash equivalents and $85.3 million available to borrow under our prior credit facility. As of February 28, 2017, we had $20.0 million in cash and cash equivalents and $100.0 million available to borrow under our new credit facility.
Our principal sources of funds to meet operating and capital expenses and debt service obligations are cash flows from operating activities, unrestricted cash balances, borrowings under our new credit facility and proceeds from our sales to SNH of qualified capital improvements we may make to communities that we lease from SNH for increased rent pursuant to our leases. We believe that these sources will be sufficient to meet our operating and capital expenses and debt service obligations for the next 12 months and for the foreseeable future thereafter.
Our future cash flows from operating activities will depend primarily upon our ability to maintain or increase the occupancy of, and the rental rates at, our senior living communities and our ability to control operating expenses at our senior living communities. If occupancy at our senior living communities continues to decline, the rates we receive from residents who pay for our services with private resources decline, government reimbursement rates are reduced and we are unable to generate positive cash flows for an extended period, or for other reasons, we expect that we would explore various alternatives to fund our operations. Such alternatives may include further reducing our costs, incurring debt under or in addition to our new credit facility, engaging in additional sale and leaseback transactions, assuming mortgage debt in connection with acquisitions, mortgage financing our owned senior living communities and issuing other debt or equity securities. We may also elect to pursue such funding sources for other business reasons, including growing our business.

Assets and Liabilities
At December 31, 2016, we had cash and cash equivalents of $16.6 million compared to $14.7 million at December 31, 2015. Our total current assets at December 31, 2016 and December 31, 2015 were $129.4 million and $112.1 million, respectively. Our total current and long term liabilities were $173.0 million and $172.5 million, respectively, at December 31, 2016 compared to $243.9 million and $103.4 million, respectively, at December 31, 2015. The increase in our total current assets primarily relates to increased restricted cash at our captive insurance company subsidiary as collateral for an $11.7 million letter of credit, an increase in due from related persons because of timing differences in when payments were received and an increase in cash and cash equivalents as described further below. The decrease in our total current liabilities primarily relates to our repayment in 2016 of outstanding borrowings under our prior credit facility, a settlement payment we made related to our Arizona litigation matter, a payment we made to the OIG in connection with the settlement of the Compliance Assessment and decreases in our accounts payables and accrued expenses due to timing differences in when payments were made, offset by an increase related to the short term portion of the deferred gain we recorded in connection with the June 2016 sale and leaseback transaction. The increase in our total long term liabilities primarily relates to the long term portion of the deferred gain we recorded in connection with the June 2016 sale and leaseback transaction.
We had cash flows used in operating activities of $23.5 million for the year ended December 31, 2016 compared to cash flows provided by operating activities of $40.5 million for the year ended December 31, 2015. The decrease in our cash flows from operating activities for the year ended December 31, 2016 was primarily due to a settlement payment we made related to our Arizona litigation matter, a payment we made to the OIG in connection with the settlement of the Compliance Assessment, and the timing of other payments made by us for payables and other accrued expenses and received by us from related persons, and lower operating income before goodwill and other non-cash charges during the year ended December 31, 2016 compared to the year ended December 31, 2015.
We had cash flows provided by investing activities of $77.0 million for the year ended December 31, 2016 compared to cash flows used in investing activities of $53.3 million for the year ended December 31, 2015. The increase in cash provided by investing activities was due to the $112.4 million of proceeds received from the June 2016 sale and leaseback transaction and an increase in the proceeds from sale of available for sale securities net of purchase of available for sale securities. Acquisitions of property and equipment, on a net basis after considering the proceeds from sales of such assets to SNH, were $34.0 million and $36.2 million for the years ended December 31, 2016 and 2015, respectively.
We had cash flows used in financing activities of $51.6 million compared to cash flows provided by financing activities of $8.6 million for the years ended December 31, 2016 and 2015, respectively. The increase in cash flows used in financing activities for the year ended December 31, 2016 was due to the net repayment of $50.0 million of outstanding borrowings under our prior credit facility primarily with proceeds from the June 2016 sale and leaseback transaction.

Available for Sale Securities
We routinely evaluate our investments in available for sale securities to determine if they have been impaired. If the fair value of an investment is less than its book or carrying value, and we expect that situation to continue for more than a temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer, and our intent and ability to retain the security during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings. We did not record an impairment charge for the years ended December 31, 2016, 2015 or 2014 for our available for sale securities.
Litigation Settlement
We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19.2 million, which consisted of $2.5 million for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered into with the plaintiff, $7.3 million was paid to the plaintiff, of which $3.0 million was paid by our liability insurer and the balance by us. We believe our liability insurer may be financially responsible for more than $3.0 million and we are seeking additional payments from our liability insurer; however, we cannot predict the outcome of our ongoing negotiations or potential future litigation with our liability insurer. As a result, we recorded a $4.2 million charge during the year ended December 31, 2015, which was included in other senior living operating expenses in our consolidated statements of operations.

Our Leases and Management Agreements with SNH
As of December 31, 2016, we leased 185 senior living communities from SNH under five leases.  Our total annual rent payable to SNH as of December 31, 2016 was $203.8 million, excluding percentage rent based on increases in gross revenues at certain communities.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain from the June 2016 sale and leaseback transaction, was $198.8 million, $196.3 million and $195.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, which included approximately $5.6 million, $5.7 million and $5.8 million in estimated percentage rent due to SNH, respectively.

In June 2016, we entered into a transaction agreement and related agreements with SNH pursuant to which, among other things, we sold seven senior living communities to SNH and SNH simultaneously leased these communities back to us under a new long term lease agreement. Under the new lease, we are required to pay SNH initial annual rent of $8.4 million, plus percentage rent beginning in 2018.

Upon our request, SNH may purchase capital improvements made at the communities we lease from SNH and increase our rent pursuant to contractual formulas; however, SNH is not obligated to purchase these improvements from us. During the year ended December 31, 2016, we sold to SNH $21.4 million of capital improvements made at the communities we lease from SNH, and these purchases resulted in our annual rent being increased by approximately $1.7 million.
We managed 68 senior living communities for the account of SNH as of December 31, 2016, pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreement. We earned base management fees from SNH of $11.5 million, $10.5 million and $9.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we earned incentive fees of $108,000 and fees for our management of capital expenditure projects at the communities we managed for the account of SNH of $432,000 for the year ended December 31, 2016. Also, pursuant to our management agreement with D&R Yonkers LLC, we earned management fees of $262,000, $210,000 and $222,000 for the years ended

December 31, 2016, 2015 and 2014, respectively, all of which are included in management fee revenue in our consolidated statement of operations.

As part of the June 2016 sale and leaseback transaction described above, we and SNH terminated three of our four then existing pooling agreements and entered into 10 new pooling agreements that combine our management agreements with SNH for senior living communities that include assisted living units.

For more information regarding our leases and management arrangements and other transactions with SNH, see Notes 9, 11 and 16 to our Consolidated Financial Statements included in Part IV, Item 15 in this Annual Report on Form 10-K.
Our Revenues
Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent pursuant to our leases with SNH) and principal and interest payments on our debt.
During the past several years, weak economic conditions in many areas throughout the United States have negatively affected many businesses in these areas. These conditions have resulted in, among other things, a decrease in our communities’ occupancy, and it is unclear when these conditions may materially improve. Although many of the services that we provide are needs driven, some of our prospective residents may be deferring their decisions to relocate to senior living communities in light of current economic circumstances. In recent years, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services.
For the past two to three years, low capital costs appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. As the recently developed senior living communities begin operations, we expect to have continuing challenges to maintain or increase occupancies at our senior living communities.
At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 22%, 22% and 23% of our consolidated revenues from continuing operations from these programs for each of the years ended December 31, 2016, 2015 and 2014, respectively. Our net Medicare revenues from services to senior living community residents from continuing operations totaled $112.1 million, $122.0 million and $129.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $126.2 million, $122.8 million and $118.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In July 2016, CMS issued a final rule updating Medicare payments to SNFs for federal fiscal year 2017, which CMS estimated will increase payments to SNFs by an aggregate of 2.4%, or approximately $920.0 million, compared to payments in federal fiscal year 2016. MACRA limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs we may incur for services to our residents whose services are paid for by Medicare.
The Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by 2.0% through 2023. In 2014 and 2015, Congress approved two additional one year extensions of Medicare sequestration, through 2025. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. The automatic 2.0% payment cuts took effect on April 1, 2013, and had an adverse effect on our operations and financial results. Subsequent legislation appears to have modified some aspects of the sequestration process, but at this time it is unclear what impact this legislation may have on Medicare payments we receive. Any future reductions in Medicare payment rates could be material and adverse to our financial results of operations.  Furthermore, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, incrementally reduced the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual eligible beneficiaries, this rule has a substantial negative effect on SNFs, including some that we operate. The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013 and going forward.

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

In October 2016, CMS issued a final rule to implement the Quality Payment Program. These reforms were mandated under MACRA and replace the SGR methodology for updates to the MPFS to which our Medicare outpatient therapy rates are tied. Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments.
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

In October 2014, President Obama signed into law the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data. Under the SNF Quality Reporting Program, beginning in federal fiscal year 2018, SNFs that fail to timely comply with the reporting requirements will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year.

Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.
In September 2016, CMS issued a final rule to comprehensively update the Conditions of Participation for long term care facilities that participate in Medicare and Medicaid, such as our SNFs.  The final rule, which went into effect beginning on November 28, 2016, institutes a broad range of new requirements, some of which stem from statutory modifications under the ACA and the IMPACT Act.  These requirements will increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, including our SNFs.

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations. Similarly, we are unable to predict the impact on us of the insurance changes, payment changes and healthcare delivery systems changes contained in and to be developed pursuant to the ACA. If the changes implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to residents, our future financial results could be materially and adversely affected. Finally, to the extent the ACA is repealed and replaced under the new Trump Administration and the 115th Congress, additional regulatory risks may arise. Depending upon what aspects of the ACA are repealed and whether and how they are replaced, our future financial results could be adversely and materially affected.
For more information regarding government regulation and their possible impact on us and our business, revenues and operations, see “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K.
Insurance
Increases over time in the costs of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self insurance amounts. These increased costs may continue in the future. We, RMR LLC and other companies to which RMR LLC provides management services are the shareholders of an insurance company which has designed and reinsured in part a combined property insurance program in which we and the other shareholders participate. For more information about our existing insurance see “Business—Insurance” in Part I, Item 1 of this Annual Report on Form 10-K.
Discontinued Operations
We have reclassified our consolidated balance sheets and our consolidated statements of operations for all periods presented in our financial statements to show the financial position and results of operations of the senior living communities classified as discontinued operations. Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Revenues	$932	$4,191	$22,051
Expenses	(500)	(5,818)	(28,028)
Impairment on discontinued assets	(112)	(697)	—
Provision for income taxes	(126)	—	(79)
Income (loss) from discontinued operations, net of tax	$194	$(2,324)	$(6,056)
Contractual Obligations Table
As of December 31, 2016, our contractual obligations from continuing and discontinued operations were as follows (dollars in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations(1)
Debt obligations(2)	$58,796	$1,354	$15,422	$2,700	$39,320
Projected interest on long term debt obligations(3)	20,098	3,694	5,866	5,045	5,493
Operating lease obligations(4)	2,198,107	206,513	413,187	413,411	1,164,996
Continuing care contracts(5)	3,157	2,126	445	331	255
Accrued self-insurance obligations(6)	56,666	20,029	17,837	5,656	13,144
Purchase commitments(7)	9,890	2,424	3,923	3,543	—
Total	$2,346,714	$236,140	$456,680	$430,686	$1,223,208
_______________________________________
(1) In addition to the amounts discussed below, we also have a business management agreement ending on December 31, 2017, subject to extensions, which requires us to pay management fees to RMR LLC.  See Note 15 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
(2) Debt obligations consist of the amounts due under two Federal National Mortgage Association, or FNMA, mortgages, two Federal Home Loan Mortgage Corporation mortgages, and one mortgage from a commercial lender for two communities. Excludes unamortized net premiums and debt issuance costs of $1.6 million.
(3) Projected interest on debt obligations is interest attributable to only the long term debt obligations listed above at existing rates and is not intended to estimate future interest costs which may result from debt prepayments, new debt issuances or change in interest rates.
(4) Operating lease obligations consist of the annual lease payments to SNH and HCP through the lease terms ending between 2024 and 2032. These amounts do not include percentage rent that may become payable under certain of these leases.
(5) Non‑refundable resident continuing care contracts. See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K for more information regarding these contracts.
(6) Accrued self insurance obligations reflected on our balance sheet are insurance reserves related to workers’ compensation and professional and general liability insurance.
(7) Purchase commitments consist of information technology related support and hosting contracts we have with unrelated third party vendors.

Off Balance Sheet Arrangements
As of December 31, 2016, we have pledged certain of our assets, including accounts receivable, with a carrying value of $15.5 million, related to our operation of 17 properties we lease from SNH to secure SNH’s borrowings from its lender, FNMA. As of December 31, 2016, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financings and Covenants
In February 2017, we replaced our then existing $100.0 million secured revolving credit facility, which was scheduled to mature in April 2017,with our new $100.0 million secured revolving credit facility, which is available for general business purposes, including acquisitions. The terms of our new credit facility are substantially similar to those of our prior credit facility. Our new credit facility matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our new credit facility for two, one year periods. We pay interest on borrowings under our new credit facility at an annual rate of LIBOR plus a premium of 250 basis points. We also pay a quarterly commitment fee of 0.35% per annum on the unused part of our new credit facility. We can borrow, repay and re-borrow funds available under our new credit facility until maturity, and no principal repayment is due until maturity.
Certain of our subsidiaries guarantee our obligations under our new credit facility. Our new credit facility is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by our guarantor subsidiaries and our guarantor subsidiaries' accounts receivable and related collateral. The amount of available borrowings under our new credit facility is subject to our having qualified collateral, which is primarily based on the value of the properties securing our obligations under our new credit facility. Accordingly, the availability of borrowings under our new credit facility at any time may be less than $100.0 million.
Our new credit facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, as defined.  Our new credit facility contains a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.
We previously had a $25.0 million secured revolving line of credit that matured on March 18, 2016 that we did not extend or replace. We had no borrowings outstanding under this line of credit during the years ended December 31, 2016 or 2015.
We also have mortgage debt that we assumed in connection with our acquisitions of six of our senior living communities. Payments of principal and interest are due monthly under this mortgage debt until maturities at varying dates ranging from June 2018 to September 2032. The weighted average annual interest rate on this mortgage debt was 6.27% as of December 31, 2016.

As of December 31, 2016, we had no outstanding borrowings under our prior credit facility and $60.4 million in aggregate principal amount of outstanding mortgage debt. As of December 31, 2016, we believe we were in compliance with all applicable covenants under our debt agreements, including under the agreement governing our prior credit facility.
Related Person Transactions
We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust and others related to them. For example: SNH is our former parent company, our largest landlord, the owner of the senior living communities that we manage and a significant stockholder of us; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to SNH; RMR LLC employs our President and Chief Executive Officer, our Chief Financial Officer and Treasurer and our Senior Vice President and General Counsel; subsidiaries of ABP Trust, which is owned by one of our Managing Directors, Barry Portnoy, and his son, Adam Portnoy, are our largest stockholder and the landlord for our headquarters; and ABP Trust is the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, SNH, RMR LLC or RMR Inc., including: D&R Yonkers LLC, which is owned by our Chief Financial Officer and Treasurer and SNH’s president and chief operating officer and to which we provide management services; and AIC, of which we, ABP Trust, SNH and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders.
For further information about these and other such relationships and related person transactions, see Notes 9, 11, 15 and 16 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, our other filings with the SEC, and our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2016. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on

Form 10-K, including “Warning Concerning Forward Looking Statements”, Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our leases, forms of management agreements and related pooling agreements with SNH, our business management agreement with RMR LLC, our headquarters lease with a subsidiary of ABP Trust, our consent, standstill, registration rights and lock-up agreement with a subsidiary of ABP Trust, ABP Trust, Barry Portnoy and Adam Portnoy, our management agreement with D&R Yonkers LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.
Critical Accounting Policies
Our critical accounting policies concern revenue recognition, including contractual allowances, self insurance reserves, the allowance for doubtful accounts, goodwill, other intangibles and long lived assets and our judgments and estimates concerning our provisions for income taxes.
Our revenue recognition policies involve judgments about Medicare and Medicaid rate calculations. These judgments are based principally upon our experience with these programs and our knowledge of current rules and regulations applicable to these programs. We recognize revenues when services are provided, and these amounts are reported at their estimated net realizable amounts. Some Medicare and Medicaid revenues are subject to audit and retroactive adjustment and sometimes retroactive legislative changes.
Our policies for valuing accounts receivable, including the allowance for doubtful accounts, involve significant judgments based upon our experience, including consideration of the age of the receivables, the terms of the agreements with our residents, their third party payers or other obligors, the residents’ or payers’ stated intent to pay, the residents’ or payers’ financial capacity and other factors which may include litigation or rate and payment appeal proceedings. We periodically review and revise these estimates based on new information and these revisions may be material.
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
We recorded an impairment charge in the year ended December 31, 2015 for the then full balance of our goodwill. We continue to not have any goodwill recorded on our consolidated balance sheet as of December 31, 2016. Historically, we evaluated the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more frequently, if events or changes in circumstances indicated that goodwill might have been impaired. If our review indicated that the carrying amount of goodwill exceeded its fair value, we would reduce the carrying amount of goodwill to fair value. We evaluated goodwill for impairment at the reporting unit level, which we determined to be our operating segments, by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches with its carrying value. The key assumptions used in the discounted cash flow analysis included future revenue growth, gross margins and our weighted average cost of capital. We selected a growth rate based on our view of the growth prospect of each of our reporting units. If the carrying value of the reporting unit exceeded its fair value, we compared the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of the potential impairment loss.

When we acquire a community, we estimate and record the fair value of purchased intangible assets primarily using discounted cash flow analyses of anticipated cash flows reflecting incremental revenues and/or cost savings resulting from the acquired intangible asset, reflecting market participant assumptions. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our other intangible assets. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent transactions for similar assets, market conditions and projected cash flows using standard industry valuation techniques. This process requires that estimates be made, and, if we misjudge or estimate incorrectly, this could have a material effect on our financial statements.

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
As of December 31, 2014, we established a valuation allowance against our deferred tax assets. The decision to establish the valuation allowance was due to our assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important aspect of objective negative evidence evaluated was the significant losses incurred over the two year period ending December 31, 2014 and, as a result of those losses, we expected to be, and it turned out were, in a cumulative loss position for the three year period ending December 31, 2015. This objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of our deferred tax assets. For these reasons, we concluded that a full valuation allowance is required and have maintained a full valuation allowance as of December 31, 2016.
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
Impact of Inflation and Deflation
Inflation in the past several years in the United States has been modest, but recently there have been indications of inflation in the U.S. economy and elsewhere and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Rising price levels might allow us to increase our charges to residents, but might cause our operating costs, including our percentage rent, to increase. Also, our ability to realize rate increases paid by Medicare and Medicaid programs might be limited despite inflation.
Deflation would likely have a negative impact upon us. A large component of our expenses consists of our fixed minimum rental obligations. Accordingly, we believe that a general decline in price levels which could cause our charges to residents to decline would likely not be fully offset by a decline in our expenses.
Seasonality
Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, residents at such facilities are sometimes discharged to spend time with family and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these and other factors, these operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to cause fluctuations in our revenues or operating cash flows to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

Impact of Climate Change
The political debate about global climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our communities to increase in the future. In the long term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations.
Some observers believe severe weather activities in different parts of the country over the last few years is evidence of global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own or lease. We mitigate these risks by owning and leasing a geographically diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, we cannot be sure that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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
At December 31, 2016, our outstanding fixed rate debt consisted of the following (dollars in thousands):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense(1)	Maturity	Interest Payments Due
Mortgage	$13,305	6.47%	$861	2018	Monthly
Mortgage	17,141	6.64%	1,138	2023	Monthly
Mortgage	17,010	5.75%	978	2022	Monthly
Mortgage	2,524	6.36%	161	2028	Monthly
Mortgage	8,816	6.20%	547	2032	Monthly
	$58,796		$3,685
_______________________________________
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
Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2016, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would increase or decrease the fair value of those obligations by approximately $2.7 million and $2.5 million, respectively.
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
At December 31, 2016, we had no floating rate debt as we had no amounts outstanding under our prior credit facility. In February 2017, we replaced our then existing $100.0 million secured revolving credit facility, which was scheduled to mature in April 2017, with our new $100.0 million secured revolving credit facility. The terms of our new credit facility are substantially similar to those of our prior credit facility. Our new credit facility matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our new credit facility for two, one year periods. We can borrow, repay and re-borrow funds available under our new credit facility until maturity, and no principal repayment is due until maturity.
Borrowings under our new credit facility are in U.S. dollars and interest is required to be paid at LIBOR plus a premium of 250 basis points. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. In addition, upon renewal or refinancing of our new credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of debt outstanding under our new credit facility but would affect our operating results.
The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2016 if we were fully drawn on our then existing prior credit facility (dollars in thousands):

	Impact of Increase in Interest Rates
	Weighted Average Interest Rate Per Year	Outstanding Debt(1)	Total Interest Expense Per Year	Annual Per Common Share Impact(2)
At December 31, 2016	3.22%	$85,332	$2,748	$0.06
100 basis point increase	4.22%	$85,332	$3,601	$0.07
_______________________________________
(1) Amount available to borrow on our prior credit facility as of December 31, 2016.
(2) Based on the diluted weighted average shares outstanding for the year ended December 31, 2016.

The foregoing table shows the impact at December 31, 2016 of an immediate increase in interest rates on our prior credit facility. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under our new credit facility.
Although we have no current plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 8.  Financial Statements and Supplementary Data
The information required by this Item is included in Part IV, Item 15 of this Annual Report on Form 10‑K.
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a‑15 and 15d‑15 under the Exchange Act. Based upon that evaluation, our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective.

RSM US LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.  Other Information
Our Board of Directors approved a change of our name from “Five Star Quality Care, Inc.” to “Five Star Senior Living Inc.” on March 2, 2017, and we filed an amendment to our charter with the State Department of Assessments and Taxation of Maryland on that date in order to effect the name change, which amendment was effective at 12:01 AM on March 3, 2017. Concurrently with the amendment to our charter, we also amended our bylaws to reflect the name change.
The foregoing descriptions of the amendments to our charter and bylaws are not complete and are subject to and qualified in their entirety by reference to the full text of the copy of the amendment, a composite copy of our charter, including all amendments to date, and a copy of our amended and restated bylaws, which are attached hereto as Exhibits 3.1, 3.2 and 3.6, respectively, each of which is incorporated herein by reference. In addition, marked versions of the composite copy of our charter and our amended and restated bylaws indicating changes made to these documents, as they existed immediately prior to the adoption of these amendments, are attached as Exhibit 3.3 and Exhibit 3.7, respectively.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
We have a Code of Business Conduct and Ethics that applies to all our representatives, including our officers, Directors and employees and employees of RMR LLC. Our Code of Business Conduct and Ethics is posted on our website, www.fivestarseniorliving.com. A printed copy of our Code of Business Conduct and Ethics is also available free of charge to any person who requests a copy by writing to our Secretary, Five Star Senior Living Inc., Two Newton Place, 255 Washington Street, Newton, MA 02458. We intend to disclose any amendments or waivers to our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11.  Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
We may grant common shares to our officers and employees and to employees of RMR LLC under our 2014 Equity Compensation Plan, or the 2014 Plan. In addition, each of our Directors receives common shares as part of his or her annual compensation for serving as a Director and such shares are awarded under the 2014 Plan. The terms of awards made under the 2014 Plan are determined by the Compensation Committee of our Board of Directors at the time of the award. The following table is as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2014 Plan	None	None	3,458,920(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	3,458,920(1)
_______________________________________
(1) Consists of common shares available for issuance pursuant to the terms of the 2014 Plan. Share awards that are forfeited will be added to the common shares available for issuance under the 2014 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 15 and 16 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10 K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.
Item 14.  Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements

Page
Consolidated Financial Statements of Five Star Senior Living Inc.
Reports of Independent Registered Public Accounting Firm	F‑1 / F‑2
Consolidated Balance Sheets at December 31, 2016 and 2015	F‑3
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014	F‑4
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014	F‑5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014	F‑6
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F‑7
Notes to Consolidated Financial Statements	F‑8

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)	Exhibits

Exhibit Number	Description

3.1	Articles of Amendment, dated March 2, 2017. (Filed herewith.)
3.2	Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date. (Filed herewith.)
3.3	Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date (marked copy). (Filed herewith.)
3.4
Articles Supplementary, as corrected by Certificate of Correction, dated March 19, 2004. (Incorporated by reference to the Company’s registration statement on Form 8‑A dated March 19, 2004 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively, File No. 001-16817.)

3.5	Articles Supplementary, dated April 16, 2014. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated April 16, 2014.)
3.6	Amended and Restated Bylaws of the Company, adopted March 2, 2017. (Filed herewith.)
3.7	Amended and Restated Bylaws of the Company, adopted March 2, 2017 (marked copy). (Filed herewith.)
4.1	Form of Common Stock Certificate. (Filed herewith.)
10.1	2001 Stock Option and Stock Incentive Plan of the Company, as amended.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 25, 2006, File No. 001‑16817.)
10.2	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)
10.3	Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.) 2014 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2014.)
10.4	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
10.5	Form of Share Award Agreement.(+) (Filed herewith.)
10.6	Representative form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)
10.7	Summary of Director Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 23, 2016.)
10.8
Amended and Restated Credit Agreement, dated as of February 24, 2017, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2017.)

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

10.10	Transaction Agreement, dated June 29, 2016, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
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

10.13
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009, File No. 001-16817.)

10.14
Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009, File No. 001-16817.)

10.15
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009, File No. 001-16817.)

10.16
Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010, File No. 001-16817.)

10.17
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 8, 2011, File No. 001-16817.)

10.18
Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 8, 2011, File No. 001-16817.)

10.19
Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

10.20
Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

10.21
Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)

10.22
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

10.24
Partial Termination of and Twelfth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 31, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

10.25
Partial Termination of and Thirteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of February 17, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

10.26
Partial Termination of and Fourteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.27
Partial Termination of and Fifteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 29, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.28
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

10.29
Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.30
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009, File No. 001-16817.)

10.31
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010, File No. 001-16817.)

10.32
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

10.33
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

10.34
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

10.35
Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 19, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated September 19, 2013.)

10.36
Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 1, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.37
Partial Termination of and Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 20, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

10.38
Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 29, 2016, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

10.39
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

10.40
Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.41
First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009, File No. 001-16817.)

10.42
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 8, 2011, File No. 001-16817.)

10.43
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

10.44
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

10.45
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated July 10, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

10.46
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

10.48
Joinder and First Amendment to Master Lease Agreement (Lease No. 5), dated as of December 8, 2016, by and between SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.49
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

10.50
Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No.001-16817.)

10.51
Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.52
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

10.54
Representative form of Subordination, Assignment and Security Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.55
Lease Realignment Agreement, dated as of August 4, 2009, among Senior Housing Properties Trust and certain of its subsidiaries and the Company and certain of its subsidiaries. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.56
Registration Rights Agreement, dated as of August 4, 2009, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.57
Consent, Standstill, Registration Rights and Lock-Up Agreement, dated October 2, 2016, among the Company, ABP Trust, ABP Acquisition LLC, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 2, 2016.)

10.58
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

10.59
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

99.10
Amendment to Subtenant Security Agreement, dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010, File No. 001-16817.)

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

99.13
Lease Agreement, dated as of May 12, 2011, between 400 Centre Street LLC and the Company. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 13, 2011, File No. 001‑16817.)

99.14
First Amendment to Lease, dated as of December 23, 2014, between 400 Centre Street LLC and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

99.15
Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE McCarthy New Bern LLC, as Landlord, and FVE SE McCarthy New Bern LLC, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

99.16
Guaranty Agreement, dated as of June 20, 2011, from the Company in favor of SNH/LTA SE McCarthy New Bern LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

99.17
Lease Agreement, dated as of June 23, 2011, between SNH/LTA SE Wilson LLC, as Landlord, and FVE SE Wilson LLC, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

99.18
Guaranty Agreement, dated as of June 23, 2011, from the Company in favor of SNH/LTA SE Wilson LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

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

99.21
Pooling Agreement No. 2, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.22
Pooling Agreement No. 3, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.23
Pooling Agreement No. 4, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.24	Pooling Agreement No. 5, dated as of June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.25	Pooling Agreement No. 6, dated as of June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
99.26	Pooling Agreement No. 7, dated as of June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
99.27	Pooling Agreement No. 8, dated as of June 29, 2016, between FVE Managers, Inc. and SNH AL AIMO Tenant, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
99.28
Pooling Agreement No. 9, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.29
Pooling Agreement No. 10, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.30	Accession Agreement to Pooling Agreement No. 10, dated as of December 15, 2016, by SNH AL Cumming Tenant LLC. (Filed herewith.)
99.31	Pooling Agreement No. 11, dated as of December 15, 2016, between FVE Managers, Inc. and SNH AL Georgia Tenant LLC. (Filed herewith.)
99.32
Representative form of AL Management Agreement, dated March 30, 2015, between FVE Managers, Inc., as Manager, and SNH AL AIMO Tenant, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

99.33
Amendment to AL Management Agreements, dated July 10, 2014, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

99.34
Villa Valencia Agreement, dated July 10, 2014, between SNH SE Tenant Inc. and certain other subsidiaries of Senior Housing Properties Trust and FVE Managers, Inc. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

99.35
Amendment to Villa Valencia Management Agreement, dated June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.36
Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

99.37
Representative form of IL Management Agreement, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2011, File No. 001-16817.)

99.38
Amendment to IL Management Agreements, dated July 10, 2014, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

99.39
Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.)

99.40
First Amendment to Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

99.41
FedEx Pricing Agreement, dated June 17, 2015, among the Company, TA Operating LLC, Sonesta International Hotels Corporation and The RMR Group LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

99.42
Letter Agreement, dated October 21, 2016, among the Company and ABP Acquisition LLC, ABP Trust, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 17, 2016.)

99.43
Letter Agreement, dated October 28, 2016, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

101.1
The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

________________________
(+)  Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Five Star Senior Living Inc.

We have audited the accompanying consolidated balance sheets of Five Star Senior Living Inc. (see Note 1) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years ended December 31, 2016. These financial statements are the responsibility of the Five Star Senior Living Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Star Senior Living Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Star Senior Living Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2017 expressed an unqualified opinion on the effectiveness of Five Star Senior Living Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Boston, Massachusetts
March 3, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Five Star Senior Living Inc.

We have audited Five Star Senior Living Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Five Star Senior Living Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Five Star Senior Living Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Five Star Senior Living Inc. and our report dated March 3, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Boston, Massachusetts
March 3, 2017

 FIVE STAR SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$16,608	$14,672
Accounts receivable, net of allowance of $3,191 and $3,592 at December 31, 2016 and 2015, respectively	38,324	37,829
Due from related persons	17,010	9,731
Prepaid expenses	11,342	9,456
Investments in available for sale securities, of which $9,659 and $11,471 are restricted as of December 31, 2016 and 2015, respectively	24,081	26,417
Restricted cash	15,059	3,301
Other current assets	5,953	9,682
Assets of discontinued operations	1,010	981
Total current assets	129,387	112,069

Property and equipment, net	351,929	383,858
Equity investment of an investee	7,116	6,827
Restricted cash	1,909	2,821
Restricted investments in available for sale securities	16,589	23,166
Other long term assets	2,804	3,029
Total assets	$509,734	$531,770
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facilities	$—	$50,000
Accounts payable and accrued expenses	68,453	93,205
Accrued compensation and benefits	35,939	32,127
Due to related persons	18,378	17,870
Mortgage notes payable	1,903	1,807
Accrued real estate taxes	12,784	12,207
Security deposits and current portion of continuing care contracts	5,099	6,129
Other current liabilities	30,430	30,399
Liabilities of discontinued operations	7	176
Total current liabilities	172,993	243,920

Long term liabilities:
Mortgage notes payable	58,494	60,396
Accrued self insurance obligations	36,637	37,588
Deferred gain on sale and leaseback transaction with Senior Housing Properties Trust	72,695	—
Other long term liabilities	4,649	5,414
Total long term liabilities	172,475	103,398

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 49,995,932 and 49,476,611 shares issued and outstanding at December 31, 2016 and 2015, respectively	500	494
Additional paid in capital	359,853	358,665
Accumulated deficit	(199,521)	(177,622)
Accumulated other comprehensive income	3,434	2,915
Total shareholders’ equity	164,266	184,452
Total liabilities and shareholders' equity	$509,734	$531,770

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2016	2015	2014
Revenues:
Senior living revenue	$1,115,551	$1,113,971	$1,099,228
Management fee revenue	12,350	10,728	9,765
Reimbursed costs incurred on behalf of managed communities	250,207	240,711	219,082
Total revenues	1,378,108	1,365,410	1,328,075

Operating expenses:
Senior living wages and benefits	545,603	539,086	533,549
Other senior living operating expenses	284,533	293,501	292,457
Costs incurred on behalf of managed communities	250,207	240,711	219,082
Rent expense	201,667	199,075	197,359
General and administrative expenses	73,516	70,757	72,385
Depreciation and amortization expense	38,052	33,815	31,834
Goodwill impairment	—	25,344	—
Long lived asset impairment	502	145	589
Total operating expenses	1,394,080	1,402,434	1,347,255

Operating loss	(15,972)	(37,024)	(19,180)

Interest, dividend and other income	984	982	867
Interest and other expense	(4,912)	(4,927)	(5,131)
Gain on early extinguishment of debt	—	692	—
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	107	160	392

Loss from continuing operations before income taxes and equity in earnings of an investee	(19,793)	(40,117)	(23,052)
Provision for income taxes	(2,351)	(662)	(56,385)
Equity in earnings of an investee	137	20	87
Loss from continuing operations	(22,007)	(40,759)	(79,350)
Income (loss) from discontinued operations, net of tax	194	(2,324)	(6,056)

Net loss	$(21,813)	$(43,083)	$(85,406)

Weighted average shares outstanding—basic and diluted	48,815	48,406	48,028

Basic and diluted loss per share from:
Continuing operations	$(0.45)	$(0.84)	$(1.65)
Discontinued operations	—	(0.05)	(0.13)
Net loss per share—basic and diluted	$(0.45)	$(0.89)	$(1.78)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the year ended December 31,
	2016	2015	2014
Net loss	$(21,813)	$(43,083)	$(85,406)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available for sale securities, net of tax of $273, $0, and $151, respectively	424	(595)	612
Equity in unrealized gain (loss) of an investee, net of tax	152	(20)	2
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax of $50, $0, and $150, respectively	(57)	(160)	(242)
Other comprehensive income (loss)	519	(775)	372
Comprehensive loss	$(21,294)	$(43,858)	$(85,034)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2013	48,613,442	$486	$355,570	$(48,996)	$3,318	$310,378
Comprehensive loss:
Net loss	—	—	—	(85,406)	—	(85,406)
Unrealized gain on investments in available for sale securities, net of tax	—	—	—	—	612	612
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax	—	—	—	—	(242)	(242)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	2	2
Total comprehensive loss	—	—	—	(85,406)	372	(85,034)
Grants under share award plan and share based compensation	403,050	4	1,481	—	—	1,485
Repurchases under share award plan	(19,177)	—	—	(47)	—	(47)
Balance at December 31, 2014	48,997,315	$490	$357,051	$(134,449)	$3,690	$226,782
Comprehensive loss:
Net loss	—	—	—	(43,083)	—	(43,083)
Unrealized loss on investments in available for sale securities, net of tax	—	—	—	—	(595)	(595)
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax	—	—	—	—	(160)	(160)
Equity in unrealized loss of an investee, net of tax	—	—	—	—	(20)	(20)
Total comprehensive loss	—	—	—	(43,083)	(775)	(43,858)
Grants under share award plan and share based compensation	521,900	4	1,614	—	—	1,618
Repurchases under share award plan	(42,604)	—	—	(90)	—	(90)
Balance at December 31, 2015	49,476,611	$494	$358,665	$(177,622)	$2,915	$184,452
Comprehensive loss:
Net loss	—	—	—	(21,813)	—	(21,813)
Unrealized gain on investments in available for sale securities, net of tax	—	—	—	—	424	424
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax	—	—	—	—	(57)	(57)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	152	152
Total comprehensive loss	—	—	—	(21,813)	519	(21,294)
Grants under share award plan and share based compensation	569,400	6	1,188	—	—	1,194
Repurchases under share award plan	(50,079)	—	—	(86)	—	(86)
Balance at December 31, 2016	49,995,932	$500	$359,853	$(199,521)	$3,434	$164,266
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(21,813)	$(43,083)	$(85,406)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	38,052	33,815	31,834
Gain on early extinguishment of debt	—	(742)	—
(Income) loss from discontinued operations before income tax	(194)	2,324	5,977
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	(107)	(160)	(392)
Loss on disposal of property and equipment	121	102	—
Goodwill impairment	—	25,344	—
Long lived asset impairment	502	145	589
Equity in earnings of an investee	(137)	(20)	(87)
Stock-based compensation	1,194	1,618	1,485
Deferred income taxes	—	—	55,334
Provision for losses on receivables	4,033	4,646	4,777
Amortization of deferred gain on sale and leaseback transaction with Senior Housing Properties Trust	(3,340)	—	—
Other non-cash (income) expense adjustments, net	(531)	(143)	1,636
Changes in assets and liabilities:
Accounts receivable	(4,528)	(3,661)	(6,651)
Prepaid expenses and other assets	521	2,391	(279)
Accounts payable and accrued expenses	(24,661)	8,582	13,387
Accrued compensation and benefits	3,812	(2,044)	2,283
Due (to) from related persons, net	(7,923)	809	(1,601)
Other current and long term liabilities	(8,454)	10,617	(549)
Cash (used in) provided by operating activities	(23,453)	40,540	22,337

Cash flows from investing activities:
(Increase) decrease in restricted cash and investment accounts, net	(10,846)	(737)	13,683
Acquisition of property and equipment	(55,419)	(57,480)	(49,916)
Acquisition of senior living communities	—	(9,200)	(5,926)
Purchases of intangible assets	—	(191)	—
Purchases of available for sale securities	(8,388)	(17,870)	(22,431)
Investment in an investee	—	—	(825)
Proceeds from sale of property and equipment to Senior Housing Properties Trust	21,437	21,323	25,804
Proceeds from sale and leaseback transaction with Senior Housing Properties Trust	112,350	—	—
Proceeds from sale of available for sale securities	17,905	10,857	10,876
Cash provided by (used in) investing activities	77,039	(53,298)	(28,735)

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	25,000	40,000	20,000
Repayments of borrowings on credit facilities	(75,000)	(25,000)	(20,000)
Repayments of mortgage notes payable	(1,260)	(5,998)	(1,979)
Payment of deferred financing fees	(300)	(300)	—
Payment of employee tax obligations on withheld shares	(86)	(90)	(47)
Cash (used in) provided by financing activities	(51,646)	8,612	(2,026)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	11	(2,151)	5,519
Net cash (used in) provided by investing activities	(15)	(19)	265
Net cash flows (used in) provided by discontinued operations	(4)	(2,170)	5,784

Change in cash and cash equivalents	1,936	(6,316)	(2,640)
Cash and cash equivalents at beginning of period	14,672	20,988	23,628
Cash and cash equivalents at end of period	$16,608	$14,672	$20,988

Supplemental cash flow information:
Cash paid for interest	$4,855	$4,078	$3,557
Cash paid for income taxes, net	$3,213	$658	$1,179

Non-cash activities:
Real estate acquisition	$—	$(18,254)	$(15,518)
Assumption of mortgage note payable	$—	$18,254	$15,518
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)

1. Organization and Business
We are a corporation formed under the laws of the State of Maryland in 2001. Effective March 3, 2017, we changed our name from "Five Star Quality Care, Inc." to "Five Star Senior Living Inc." We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of December 31, 2016, we operated 283 senior living communities located in 32 states with 31,830 living units, including 253 primarily independent and assisted living communities with 29,229 living units and 30 SNFs with 2,601 living units. As of December 31, 2016, we owned and operated 26 communities (2,703 living units), we leased and operated 189 communities (20,339 living units) and we managed 68 communities (8,788 living units). Our 283 senior living communities, as of December 31, 2016, included 10,772 independent living apartments, 16,179 assisted living suites and 4,879 skilled nursing beds. The foregoing numbers exclude living units categorized as out of service.
2. Summary of Significant Accounting Policies
Basis of Presentation.  The accompanying consolidated financial statements include our accounts and those of all of our consolidated subsidiaries. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
Use of Estimates.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Some significant estimates are included in our revenue recognition, including contractual allowances, self insurance reserves, the allowance for doubtful accounts, goodwill, other intangibles and long lived assets.
We are also required to estimate income taxes payable in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We are required to record a valuation allowance to reduce deferred tax assets if we are not able to conclude that it is more likely than not these assets will be realized.
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
Equity Method Investments.  As of December 31, 2016, we and six other shareholders each owned approximately 14.3% of the outstanding equity of Affiliates Insurance Company, or AIC. Although we owned less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC, as all of our Directors are also directors of AIC. Under the equity method, we recorded our percentage share of net earnings from AIC in our consolidated statements of operations. If we determine there is an “other than temporary impairment” in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. As of December 31, 2016, we have invested $6,034 in AIC.
Investment Securities.  Investment securities that are held principally for resale in the near term are classified as “trading” and are carried at fair value with changes in fair value recorded in earnings. We did not hold any trading securities during the years ended December 31, 2016, 2015 or 2014.

Securities not classified as “trading” are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and “other than temporary impairment” losses recorded in our consolidated statements of operations. Realized gains and losses on all available for sale securities are recognized based on specific identification. Our available for sale securities at December 31, 2016 and 2015 consisted primarily of debt and equity securities. Restricted investments in available for sale securities are kept as security for obligations arising from our self insurance programs. At December 31, 2016, these available for sale securities had a fair value of $40,670 and an unrealized holding gain of $2,133. At December 31, 2015, these available for sale securities had a fair value of $49,583 and an unrealized holding gain of $1,543.

In 2016, 2015 and 2014, our available for sale securities generated interest and dividend income of $930, $912 and $788, respectively, which is included in interest, dividend and other income in our consolidated statements of operations.

The following table summarizes the fair value and gross unrealized losses related to our “available for sale” securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ended:

	December 31, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$8,502	$233	$937	$64	$9,439	$297

	December 31, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$14,436	$238	$1,986	$332	$16,422	$570

We routinely evaluate our available for sale securities to determine if they have been impaired. If the fair value of an investment is less than its book or carrying value and we expect that situation to continue for a more than temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the security during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings. We did not record such an impairment charge for the years ended December 31, 2016, 2015 and 2014.

Restricted Cash.  Restricted cash as of December 31, 2016 and 2015 includes cash that we deposited as security for obligations arising from our self insurance programs and other amounts for which we are required to establish escrows, including: real estate taxes and capital expenditures as required by our mortgages and certain resident security deposits.

	2016		2015
	Current	Long term	Current	Long term
Insurance reserves	$1,111	$1,909	$1,397	$2,821
Real estate taxes and capital expenditures as required by our mortgages	1,624	—	1,279	—
Resident security deposits	588	—	625	—
Workers' compensation letter of credit collateral	$11,736	$—	$—	$—
Total	$15,059	$1,909	$3,301	$2,821

Accounts Receivable and Allowance for Doubtful Accounts.  We record accounts receivable at their estimated net realizable value. Included in accounts receivable as of December 31, 2016 and 2015 are amounts due from the Medicare program of $10,744 and $9,607, respectively, and amounts due from various state Medicaid programs of $11,951 and $12,692, respectively.

We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents’ or third party payers’ stated intent to pay, the payers’ financial capacity to pay and other factors which may include likelihood and cost of litigation. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material. Our SNFs record their provision for doubtful accounts as a reduction of revenue, which amounts totaled $1,162,  $1,963 and $1,321 during 2016, 2015 and 2014, respectively. Our allowance for doubtful accounts consists of the following:

Balance January 1, 2014	$4,281
Provision for doubtful accounts	4,777
Write-offs	(5,642)
Balance December 31, 2014	3,416
Provision for doubtful accounts	4,646
Write-offs	(4,470)
Balance December 31, 2015	3,592
Provision for doubtful accounts	4,033
Write-offs	(4,434)
Balance December 31, 2016	$3,191

Deferred Finance Costs.  We capitalize issuance costs related to our secured credit facilities and amortize the deferred costs over the terms of the respective agreements. Our unamortized balance of deferred finance costs was $50 and $100 at December 31, 2016 and 2015, respectively, and was included in other current assets on our consolidated balance sheets. Accumulated amortization related to deferred finance costs was $175 and $380 at December 31, 2016 and 2015, respectively. At December 31, 2016, the weighted average amortization period remaining is less than one year. We expect the amortization expense to be incurred during 2017 is approximately $50.

Property and Equipment.  Property and equipment is stated at cost, less accumulated depreciation. We record depreciation on property and equipment on a straight line basis over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements and up to seven years for personal property. We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent transactions for similar assets, market conditions and projected cash flows using standard industry valuation techniques.

Goodwill and Other Intangible Assets.  Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We recorded an impairment charge in the year ended December 31, 2015 for the then full balance of our goodwill (see Note 4 for further discussion). We continue to not have any goodwill recorded on our consolidated balance sheet as of December 31, 2016. Historically, we evaluated the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more frequently, if events or changes in circumstances indicated that goodwill might have been impaired. If our review indicated that the carrying amount of goodwill exceeded its fair value, we would reduce the carrying amount of goodwill to fair value. We evaluated goodwill for impairment at the reporting unit level, which we determined to be our operating segments, by comparing the fair value of the reporting unit as determined by its discounted cash flows and market approaches with its carrying value. The key assumptions used in the discounted cash flow analysis included future revenue growth, gross margins and our weighted average cost of capital. We selected a growth rate based on our view of the growth prospect of each of our reporting units. If the carrying value of the reporting unit exceeded its fair value, we compared the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of the potential impairment loss.

At acquisition, we estimate and record the fair value of purchased intangible assets primarily using discounted cash flow analyses of anticipated cash flows reflecting incremental revenues and/or cost savings resulting from the acquired intangible asset, reflecting market participant assumptions. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

We regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in the value of our other intangible assets. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value through an evaluation of recent financial performance, recent transactions for similar assets, market conditions and projected cash flows using standard industry valuation techniques.

Legal Proceedings and Claims.  We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC, Topic 450, Contingencies. Under FASB ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment, and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Occasionally, a minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

Self Insurance.  We self insure up to certain limits for workers’ compensation, professional and general liability claims, automobile claims and property losses. Claims in excess of these limits are insured up to contractual limits, over which we are self insured. We fully self insure all health related claims for our covered employees. We have established an offshore captive insurance company subsidiary which participates in our workers’ compensation and professional and general liability insurance programs. Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material. Our total self insurance reserves were $65,526 and $64,966 as of the year ended December 31, 2016 and 2015, respectively, and are included in accrued compensation and benefits, other current liabilities and accrued self insurance obligations in our consolidated balance sheets.

Continuing Care Contracts.  Residents at one of our communities may enter into continuing care contracts with us. We offer one form of continuing care contract to new residents at this community. This form of contract provides that 10% of the resident admission fee becomes non‑refundable upon occupancy, and the remaining 90% becomes non‑refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months. Four other forms of continuing care contracts are in effect for existing residents but are not offered to new residents. One historical form of contract provides that the resident admission fee is 10% non‑refundable upon occupancy and 90% refundable. The second historical form of contract provides that the resident admission fee is 100% refundable. The third historical form of contract provides that the resident admission fee is 1% refundable and 99% non‑refundable upon admission. The fourth historical form of contract provides that 30% of the resident admission fee is non‑refundable upon occupancy and 70% is refundable. In each case, we amortize the non‑refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay refunds of these admission fees when residents relocate from our communities. We report the refundable amount of these admission fees as current liabilities and the non‑refundable amount as deferred revenue, a portion of which is classified as a current liability. The balance of our refundable admission fees as of December 31, 2016 and 2015 were $1,905 and $2,709, respectively, and were included in security deposits and current portion of continuing care contracts on our consolidated balance sheets. The balance of non-refundable admission fees as of December 31, 2016 and 2015 were $1,252 and $1,561, respectively, of which $1,031 and $1,267, respectively, were included in other long term liabilities on our consolidated balance sheets.

Leases.  On the inception date of a lease and upon any relevant amendments to such lease, we test the classification of such lease as either a capital lease or an operating lease. None of our leases have met any of the criteria to be classified as a capital lease under FASB ASC Topic 840, Leases, and, therefore, we have accounted for all of our leases as operating leases.

Other aspects of our lease accounting policies relate to the accounting for sale leaseback transactions, including the appropriate amortization of related deferred liabilities and any deferred gains or losses, and the accounting for lease incentives.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. In the future, if we determine that we would be able to realize our deferred tax assets in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance and record an income tax benefit.

Fair Value of Financial Instruments.  Our financial instruments are limited to cash and cash equivalents, accounts receivable, available for sale securities, accounts payable and mortgage notes payable. Except for our mortgage debt, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2016 and 2015. We estimate the fair values of our mortgage debt using market quotes when available, discounted cash flow analyses and current prevailing interest rates.

Revenue Recognition.  We derive our revenues primarily from services to residents at our senior living communities, and we record revenues when services are provided. We receive payment from governments or other third party payers for some of our services. We derived approximately 22%, 22% and 23% of our senior living revenues in 2016, 2015 and 2014, respectively, from payments under Medicare and Medicaid programs. Revenues under some of these programs are subject to audit and retroactive adjustment.

Medicare revenues from continuing operations at our senior living communities totaled $112,116, $122,018 and $129,212 during 2016, 2015 and 2014, respectively. Medicaid revenues from continuing operations at our senior living communities totaled $126,209, $122,821 and $118,536 during 2016, 2015 and 2014, respectively.

Some of our senior living communities require new private pay residents to pay community fees. Substantially all community fees received are non‑refundable and are recorded initially as deferred revenue and are included in other current liabilities in our consolidated balance sheets. The deferred amounts are amortized over the life of the contract.

One-time Employee Termination Benefits.  FASB ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 420, specifies the criteria for recognizing a one-time employee termination arrangement. In December 2015, we entered into a letter agreement with our former chief financial officer and treasurer in connection with the termination of his employment. Pursuant to that letter agreement, we agreed to pay severance in the amount of $604 beginning in February 2016 through December 2017 with no future services required after the termination date, which was December 31, 2015. Our arrangement with our former chief financial officer and treasurer meets the criteria in ASC Topic 420, and, as a result, we recorded the full severance amount of $604 in the year ended December 31, 2015, which is included in general and administrative expenses in our consolidated statements of operations.

In accordance with the letter agreement, our Compensation Committee of our Board of Directors also awarded our former Chief Financial Officer and Treasurer a stock grant of 35,000 common shares and agreed to accelerate the vesting of his unvested common shares including those awarded in prior years. In accordance with FASB ASC Topic 718, Stock Compensation, we recorded non-cash stock compensation expense of approximately $234 in the year ended December 31, 2015, which is included in general and administrative expenses in our consolidated statements of operations.

Reclassifications.  We have made reclassifications to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on net income or shareholders’ equity.

Recent Accounting Pronouncements. In December 2015, we early adopted FASB Accounting Standards Update, or ASU, No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a consolidated balance sheet rather than the former presentation of separating deferred tax assets and liabilities into current and noncurrent amounts. We adopted this ASU using prospective application. Since we have recognized a full deferred tax valuation allowance since 2014, and our deferred tax assets and liabilities net to zero, the implementation of this ASU did not have a material impact on our consolidated financial statements.

On January 1, 2016, we adopted FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of ASU No. 2015-03 did not have a material impact on our consolidated financial statements and the adoption of ASU No. 2015-15 did not result in any changes in the classification of capitalized debt issuance costs related to our secured revolving credit facility.

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

On January 1, 2016, we adopted FASB ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The implementation of this ASU did not have an impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are continuing to evaluate this ASU, but we expect the implementation of this ASU will affect how we record changes in fair value of the available for sale securities that we hold.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the effects the adoption of this update may have on our consolidated financial statements. We believe the adoption of this update will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities. While the adoption will have no effect on the cash we pay, we expect amounts within our statements of operations and comprehensive (loss) income to change materially.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  This ASU is effective for reporting periods beginning after December 15, 2016. We will adopt the new standard as required effective January 1, 2017. The new standard requires prospective recognition of excess tax benefits and deficiencies resulting from share based compensation awards vesting and exercises be recognized in our consolidated statements of operations. Previously, these amounts were recognized in additional paid in capital, and were not material to our consolidated financial statements. Excess tax benefits from share based compensation awards will continue to be reported as an operating activity, and cash paid on employees’ behalf related to shares withheld for tax purposes will continue to be classified as a financing activity on the statement of cash flows. In addition, forfeitures will be recognized as they occur as permitted by the new standard. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  This ASU clarifies the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. These ASUs may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). We will adopt the new ASUs as required effective January 1, 2018 and currently expect to apply the modified retrospective approach. While we are continuing to assess the impact adopting these ASUs (and related clarifying guidance issued by the FASB) will have on our consolidated financial statements, we currently believe its adoption will not have a material impact on the timing of our revenue recognition. We do expect the adoption will result in expanded disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts with customers that are included in the scope of these ASUs. A substantial portion of our revenue relates to contracts with residents that are generally short term in nature and fall under ASC Topic 840, Leases, which are specifically excluded from the scope of ASU No. 2014-09. Our contracts with residents and other customers that are included in the scope of these ASUs are also generally short term in nature and revenue is recognized when services are provided. As we complete our evaluation of these ASUs, new information may arise that could change our current understanding of the impact to revenue recognized. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standards setters and the accounting profession and will adjust our assessment and implementation plans accordingly.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis, to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead reflects an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for reporting periods beginning after December 15, 2017. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalent. In the event restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet and disclose information about the nature of the restrictions. ASU No. 2016-18 is effective for reporting periods beginning after December 15, 2017. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or of businesses. The amendments in this ASU provide a screen to determine when an acquired set of activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact adopting this ASU will have on our consolidated financial statements, but we expect that most future acquisitions, if completed with terms similar to historical transactions, will be treated as acquisitions of assets rather than as business combinations, as substantially all of the fair value of the assets we typically acquire is concentrated in real estate. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under business combination guidance.

Segment Information.  We have two operating segments: (i) senior living communities and (ii) rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of other independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment we provide services in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under FASB ASC Topic 280, Segment Reporting, and therefore, we have determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation and professional and general liability insurance programs.

3. Property and Equipment
Property and equipment consists of the following:

	December 31,	December 31,
	2016	2015
Land	$22,261	$25,410
Buildings and improvements	304,044	338,522
Furniture, fixtures and equipment	193,286	165,497
Property and equipment, at cost	519,591	529,429
Accumulated depreciation	(167,662)	(145,571)
Property and equipment, net	$351,929	$383,858

We recorded depreciation expense relating to our property and equipment of $36,462, $33,129 and $29,434 for the years ended December 31, 2016, 2015 and 2014, respectively.
We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $502, $145 and $589 of impairment charges to certain of our long lived assets in continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively. The fair values of the impaired assets were $337, $319 and $478 as of December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2015, we had $8,289 of assets related to our leased senior living communities included in our property and equipment that we subsequently sold during the year ended December 31, 2016 to Senior Housing Properties Trust or its subsidiaries, or SNH, for increased rent pursuant to the terms of our leases with SNH. As of December 31, 2016, we had $7,255 of assets related to our leased senior living communities included in our property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent; however, SNH is not obligated to purchase such amounts. See Note 9 for more information regarding our leases with SNH.

4. Other Intangible Assets and Goodwill
Other Intangible assets. The other intangible assets balance is made up of management agreements, trademarks, resident agreements, liquor licenses and other intangible assets that we primarily acquired in connection with our acquisitions of senior living communities. The changes in the carrying amount of our other intangible assets for the years ended December 31, 2016 and 2015 are as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite lived intangible assets	191	—	191	191	—	191
Definite lived intangible assets	1,866	(1,590)	276	2,469	(726)	1,743
	2,057	(1,590)	467	2,660	(726)	1,934

We amortize definite lived intangible assets using the straight line method over the useful lives of the assets which have identifiable useful lives commencing on the date of acquisition. Total amortization expense for definite lived intangible assets for the years ended December 31, 2016, 2015 and 2014 was $1,590,  $726 and $2,440, respectively. At December 31, 2016, the weighted average amortization period remaining for these intangible assets is approximately one year. Amortization expense is estimated to be approximately $196 in 2017 and $80 in 2018.

Goodwill.  We evaluated the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicated that goodwill might have been impaired. We evaluated goodwill for impairment at the reporting unit level; our reporting units are equivalent to our two operating segments. All of our goodwill was included in our senior living reporting unit. As part of the preparation of our 2015 third quarter financial statements, we determined that, as a result of the significant decline in our stock price subsequent to the announcement of our financial and operating results for the second quarter of 2015 and the overall decline in values of other comparable publicly traded senior living operating companies, potential indicators of impairment existed and an interim assessment of goodwill for impairment was completed.

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

In Step 2, the fair value of a reporting unit is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit had been acquired in a business combination. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference. As a result of our Step 2 analysis, the goodwill in our senior living reporting unit was determined to have an implied fair value of zero, and therefore we recorded a non-cash charge for goodwill impairment of $25,344 for the year ended December 31, 2015, which is included in goodwill impairment in our consolidated statements of operations, and which amount represents the then full balance of our goodwill included in our continuing operations immediately prior to recording the charge. We also recorded additional goodwill impairment of $63, which is included in loss from discontinued operations in our consolidated statements of operations. These non-cash charges for goodwill impairment did not impact our compliance with our then existing debt covenants or our borrowing capacity under our then existing secured revolving credit facility.

Fair values used in our goodwill impairment analysis were determined primarily using discounted cash flow models that incorporate assumptions for short and long term revenue growth rates, operating margins and discount rates, which represented our best estimates of the then current and forecasted market conditions, our cost structure, and the implied rate of return that our management believed a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed, all of which are considered to be Level 3 fair value measurements.

We continue to not have any goodwill recorded on our consolidated balance sheet as of December 31, 2016.

5. Income Taxes
Significant components of our deferred tax assets and liabilities at December 31, 2016 and 2015, were as follows:

	2016	2015
Non-current deferred tax assets:
Continuing care contracts	491	621
Allowance for doubtful accounts	1,254	1,448
Deferred gains on sale lease back transactions	33,121	2,236
Insurance reserves	3,976	4,303
Tax credits	21,647	19,426
Tax loss carry forwards	41,160	61,911
Impairment of securities	360	371
Depreciable assets	1,795	975
Goodwill	6,478	6,699
Other	1,152	4,272
Total non-current deferred tax assets before valuation allowance	111,434	102,262
Valuation allowance:	(100,524)	(90,726)
Total non-current deferred tax assets	10,910	11,536

Non-current deferred tax liabilities:
Lease expense	(9,660)	(10,531)
Employee stock grants	(72)	(88)
Identifiable intangibles/other liabilities	(1,178)	(917)
Total non-current deferred tax liabilities	(10,910)	(11,536)
Net deferred tax asset (liabilities)	$—	$—

As of December 31, 2016, our federal net operating loss carry forwards, which are scheduled to begin expiring in 2026 if unused, were approximately $71,156, and our tax credit carry forwards, which begin expiring in 2022 if unused, were approximately $21,647. We have an additional $518 of federal net operating loss carry forwards not reflected in the deferred taxes table above attributable to unvested stock grants which will be recorded as an increase to additional paid in capital once they are realized in accordance with FASB ASC Topic 718. The Internal Revenue Service, or IRS, has completed its examination of our 2014 federal income tax return and there were no adjustments. At December 31, 2016, our federal tax returns filed for the 2013 and 2015 tax years are subject to examination and our net operating loss carry forwards and tax credit carry forwards are subject to adjustment by the IRS.
Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important piece of objective negative evidence evaluated was the significant losses incurred over the two year period ending December 31, 2014 and that, as a result of those losses, we expected to be, and it turned out were, in a cumulative loss position for the three year period ending December 31, 2015. That objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence beyond projections of future income to support the realizability of our deferred tax assets. Accordingly, on the basis of that assessment, as of December 31, 2014, we determined it was more likely than not that our net deferred tax assets would not be realized and concluded that a full valuation allowance was required. As of and for the years ended December 31, 2016 and 2015, management continued to assess the available positive and negative evidence to estimate if sufficient future taxable income would be generated to realize the existing deferred tax assets. On the basis of that assessment we determined it was more likely than not that our net deferred tax assets would not be realized and concluded that a full valuation allowance was required. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

The changes in our valuation allowance for deferred tax assets were as follows:

	Balance at Beginning of Period	Amounts Charged To Expense	Amounts Charged Off, Net of Recoveries	Amounts Charged (Credited) to Equity	Balance at End of Period
Year Ended December 31, 2014	$3,603	$73,470	$—	$(152)	$76,921
Year Ended December 31, 2015	$76,921	$13,491	$—	$314	$90,726
Year Ended December 31, 2016	$90,726	$10,021	$—	$(223)	$100,524

For the year ended December 31, 2016, we recognized a provision for income taxes from continuing operations of $2,351, which consists of current state tax expense of $2,670, related primarily to the gain on sale for tax purposes associated with our June 2016 sale and leaseback transaction with SNH, net of federal intraperiod tax allocation benefits totaling $319 related to the unrealized gains on our available for sale securities and discontinued operations. We have not recognized any federal income tax expense attributable to federal taxable income because in the year ended December 31, 2016, such income and expense were offset by our federal net operating loss carry forwards and tax credit carry forwards. We recognized an immaterial amount of tax expense from discontinued operations in 2016 and 2014 and did not recognize any income tax expense or benefit from our discontinued operations in 2015. See Note 9 for further information regarding the June 2016 sale and leaseback transaction with SNH.
The provision for income taxes from continuing operations is as follows:

	Years Ended December 31,
	2016	2015	2014
Current tax provision:
Federal	$(319)	$—	$—
State	$2,670	$1,018	$848
Total current tax provision	2,351	1,018	848
Deferred tax (benefit) provision:
Federal	—	114	43,040
State	—	(470)	12,497
Total deferred tax (benefit) provision	—	(356)	55,537
Total tax provision	$2,351	$662	$56,385
The principal reasons for the difference between our effective tax rate on continuing operations and the U.S. federal statutory income tax rate are as follows:

	For the years ended December 31,
	2016	2015	2014
Taxes at statutory U.S. federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	(0.7)%	1.0%	(6.5)%
Tax credits	(9.1)%	(3.4)%	(5.4)%
Change in valuation allowance	55.6%	32.7%	287.5%
Goodwill	—%	4.1%	—%
Other differences, net	1.3%	2.2%	4.9%
Effective tax rate	12.1%	1.6%	245.6%
We utilize a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2016, 2015 and 2014:

	For the years ended December 31,
	2016	2015	2014
Unrecognized tax benefits at January 1	$—	$1,379	$1,245
Decreases for tax positions of prior years	—	(1,379)	—
Additions for tax positions of current year	—	—	134
Unrecognized tax benefits at December 31	$—	$—	$1,379
As of December 31, 2016, there are no unrecognized tax benefits.
We recognize interest and penalties related to uncertain tax positions in income tax expense and such amounts were not material for the years ended December 31, 2016, 2015 and 2014.

6. Earnings Per Share
We calculated EPS for the years ended December 31, 2016, 2015 and 2014 using the weighted average number of common shares outstanding during the periods. When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The years ended December 31, 2016, 2015 and 2014 had 866,041, 604,200 and 482,844, respectively, of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

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
Recurring Fair Value Measures
The tables below present the assets measured at fair value at December 31, 2016 and 2015 categorized by the level of inputs used in the valuation of each asset.

	As of December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$17,702	$17,702	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	2,149	2,149	—	—
REIT industry	393	393	—	—
Other	4,791	4,791	—	—
Total equity securities	7,333	7,333	—	—
Debt securities
International bond fund(3)	2,452	—	2,452	—
High yield fund(4)	2,587	—	2,587	—
Industrial bonds	5,394	—	5,394	—
Government bonds	10,403	6,326	4,077	—
Financial bonds	1,754	—	1,754	—
Other	10,747	—	10,747	—
Total debt securities	33,337	6,326	27,011	—
Total available for sale securities	40,670	13,659	27,011	—
Total	$58,372	$31,361	$27,011	$—

	As of December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$5,936	$5,936	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	3,746	3,746	—	—
REIT industry	270	270	—	—
Other	3,807	3,807	—	—
Total equity securities	7,823	7,823	—	—
Debt securities
International bond fund(3)	2,399	—	2,399	—
High yield fund(4)	2,245	—	2,245	—
Industrial bonds	6,007	—	6,007	—
Government bonds	16,612	8,661	7,951	—
Financial bonds	3,157	—	3,157	—
Other	11,340	—	11,340	—
Total debt securities	41,760	8,661	33,099	—
Total available for sale securities	49,583	16,484	33,099	—
Total	$55,519	$22,420	$33,099	$—
_______________________________________
(1) Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our consolidated balance sheets as cash and cash equivalents and current and long term restricted cash. Cash equivalents include $14,638 and $4,027 of balances that are restricted at December 31, 2016 and 2015, respectively.

(2) As of December 31, 2016, our investments in available for sale securities had a fair value of $40,670 with an amortized cost of $38,537; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,430, net of unrealized losses of $297. As of December 31, 2015, our investments in available for sale securities had a fair value of $49,583 with an amortized cost of $48,040; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,113, net of unrealized losses of $570. At December 31, 2016, 30 of the securities we hold, with a fair value of $8,502, have been in a loss position for less than 12 months and 8 of the securities we hold, with a fair value of $937, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, or we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the years ended December 31, 2016, 2015 and

2014, we received gross proceeds of $17,905,  $10,857 and $10,876, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $446, $188 and $478, respectively, and gross realized losses totaling $339, $28 and $86, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

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

During the year ended December 31, 2016, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value. Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the year ended December 31, 2016.
The carrying values of accounts receivable and accounts payable approximate fair value as of December 31, 2016 and December 31, 2015. The carrying value and fair value of our mortgage notes payable were $60,397 and $64,905, respectively, as of December 31, 2016 and $62,203 and $65,999, respectively, as of December 31, 2015, and are categorized in Level 3 of the fair value hierarchy in their entirety. We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Nonrecurring Fair Value Measures

We review the carrying value of our long lived assets, including our property and equipment and other intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 3 for further information regarding fair value measurements related to impairments of our long lived assets we recorded in continuing operations and Note 12 for more information regarding fair value measurements related to impairments of our long lived assets in discontinued operations.

We evaluated the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicated that goodwill might have been impaired. As part of the preparation of our 2015 third quarter financial statements, we conducted an interim assessment of goodwill at which time we recorded an impairment charge for the then full balance of our goodwill. See Note 4 for further information regarding fair value measurements related to impairment of our goodwill.

The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets and/or internally developed cash flow models, all of which are considered to be Level 3 fair value measurements.

See Note 11 for a discussion of fair value measurements related to acquisitions that occurred during 2015 and 2014.

8. Indebtedness
We previously had a $100,000 secured revolving credit facility, or our prior credit facility, which was scheduled to mature in April 2017. In February 2017, we replaced our prior credit facility with a new $100,000 secured revolving credit facility, or our new credit facility, which is available for general business purposes, including acquisitions. Our new credit facility matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our new credit facility for two, one year periods. Other terms of our new credit facility are substantially similar to those of our prior credit facility, including that we are required to pay interest at an annual rate of LIBOR plus a premium of 250 basis points on outstanding borrowings; that we are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings; and that we can borrow, repay and re-borrow funds available until maturity, and no principal repayment is due until maturity.

As of December 31, 2016, the annual interest rate under our prior credit facility of LIBOR plus a premium of 250 basis points was 3.22%. The weighted average annual interest rate for borrowings under our prior credit facility was 3.32%, 2.93% and 2.76% for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had no borrowings outstanding and $85,332 available to borrow under our prior credit facility. We incurred interest expense and other associated costs related to our prior credit facility of $1,621, $1,959 and $2,272 for the years ended December 31, 2016, 2015 and 2014, respectively.

Certain of our subsidiaries guarantee our obligations under our new credit facility, which is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral. Certain of our subsidiaries guaranteed our obligations under our prior credit facility, which was secured by mortgages on 10 senior living communities with a combined 1,178 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our new credit facility, and under our prior credit facility, is subject to our having qualified collateral, which is and was primarily based on the value of the properties securing our obligations under the applicable facility. Accordingly, the availability of borrowings under our new credit facility at any time may be, and under our prior credit facility at any time may have been, less than $100,000.

Our new credit facility provides, and our prior credit facility provided, for acceleration of payment of all amounts outstanding under the applicable facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined.  The agreement that governs our new credit facility contains, and the agreement that governed our prior credit facility contained, a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances, and the applicable agreement requires or required us to maintain financial ratios and a minimum net worth.

In April 2016, we extended the maturity date of our prior credit facility to April 13, 2017, and we paid a fee of $300 in connection with this extension.

In connection with the June 2016 sale and leaseback transaction with SNH, we reduced the aggregate commitments under our prior credit facility from $150,000 to $100,000 because, as part of that transaction, we sold to SNH five senior living communities that had been collateral under our prior credit facility before the sale.

We previously had a $25,000 secured revolving line of credit that matured on March 18, 2016, that we did not extend or replace. We had no borrowings outstanding under this line of credit during the years ended December 31, 2016, 2015 or 2014. We incurred associated costs of $45, $192 and $192 related to this line of credit for the years ended December 31, 2016, 2015 and 2014, respectively.

In June 2016, we initiated a so-called “step up” letter of credit for $11,700 as security for our workers’ compensation insurance program collateralized by cash equivalents. This letter of credit matures in June 2017. The cash collateral is classified as short term restricted cash in our consolidated balance sheet at December 31, 2016, and includes accumulated interest. At December 31, 2016, we had seven other irrevocable standby letters of credit outstanding, totaling $1,309, which secure certain of our other obligations. These letters of credit currently mature between April 2017 and September 2017 but are renewed annually. Our obligations under these letters of credit are secured by cash or cash equivalents.

At December 31, 2016, six of our senior living communities were encumbered by mortgages with a carrying value of $60,397: (1) two of our communities were encumbered by Federal National Mortgage Association, or FNMA mortgages, (2) two of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgages; and (3) two of our communities was encumbered by a mortgage from a commercial lender. These mortgages contain standard mortgage covenants. We recorded mortgage discounts or premiums in connection with the assumption of certain of this mortgage debt as part of our acquisitions of the encumbered communities in order to record the assumed mortgage debt at their estimated fair value. We are amortizing the mortgage discounts or premiums as an increase or reduction of interest expense until the maturity of the respective mortgage debt. The weighted average annual interest rate on this mortgage debt was 6.27% as of December 31, 2016. Payments of principal and interest are due monthly under this mortgage debt until maturities at varying dates ranging from June 2018 to September 2032. The following table is a summary of this mortgage debt as of December 31, 2016:

Balance as of	Contractual Stated		Effective		Monthly
December 31, 2016 (1)	Interest Rate		Interest Rate	Maturity Date	Payment
$13,305	6.47%		3.45%	June 2018	$95
17,010	5.75%		4.83%	October 2022	105
17,141	6.64%		5.86%	June 2023	123
2,524	6.36%		6.70%	September 2028	25
8,816	6.20%		6.70%	September 2032	72
$58,796	6.27%	(2)	5.15%		$420
 _______________________________________
(1) Contractual premium payments excluding unamortized net premium and debt issuance costs of $1,601.
(2) Weighted average annual interest rate.
We incurred mortgage interest expense, including net premium amortization, of $3,235, $2,771 and $2,665 for the years ended December 31, 2016, 2015 and 2014, respectively. Our mortgage debt requires monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows for our FNMA and FMCC mortgages require applicable FNMA and FMCC approval.
In June 2015, we prepaid a mortgage that had an outstanding principal balance of $4,873 and required interest at an annual rate of 8.99%.  In connection with this prepayment, we recorded a gain of $692 on early extinguishment of debt, net of unamortized premiums and a 1% prepayment penalty on the principal amount we prepaid, for the year ended December 31, 2015.

See Note 11 for information regarding mortgage debt we assumed in connection with our acquisition of two senior living communities in 2015.
Principal payments due under the terms of these mortgages are as follows:

2017	$1,354
2018	14,191
2019	1,231
2020	1,304
2021	1,396
Thereafter	39,320
$58,796

Add: Unamortized net premium and debt issuance costs	$1,601
Total mortgage notes payable	$60,397

Less: Short term portion of mortgage notes payable	$(1,903)

Long term portion of mortgage notes payable	$58,494
As of December 31, 2016, we believe we were in compliance with all applicable covenants under our prior credit facility and mortgage debt.

9. Leases with SNH and HCP and Management Agreements with SNH

Senior Living Communities Leased from SNH. We are SNH’s largest tenant and SNH is our largest landlord. We leased 185, 177 and 181 senior living communities from SNH as of December 31, 2016, 2015 and 2014, respectively. We lease senior living communities from SNH pursuant to five leases with SNH.

Under our leases with SNH, we pay SNH annual rent plus percentage rent equal to 4% of the increase in gross revenues at certain of SNH’s senior living communities over base year gross revenues as specified in the applicable lease. Our obligation to pay percentage rent under Lease No. 5 commences in 2018. Our total annual rent payable to SNH was $203,824 as of December 31, 2016, excluding percentage rent. Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain from the sale and leaseback transaction with SNH described below, was $198,786, $196,255 and $195,538 for the years ended December 31, 2016, 2015 and 2014, respectively, which amounts included $5,646, $5,698 and $5,775, respectively, of percentage rent. As of December 31, 2016 and 2015, we had outstanding rent due and payable to SNH of $18,338 and $17,497, respectively, which are presented in due to related persons in our consolidated balance sheets. Under our leases with SNH, we have the option to extend the lease term for two consecutive 10 or 15 year terms. SNH has the right, in connection with a financing or other capital raising transaction, to reassign one or more of the communities covered by Lease No. 5, and, after repayment of certain mortgage debt financing of SNH's, to reassign one or more of the communities covered by Lease No. 3, to another of our long term lease agreements with SNH.
Our leases with SNH are so called “triple net” leases which generally require us to pay rent and all property operating expenses, to indemnify SNH from liability which may arise by reason of its ownership of the properties, to maintain the properties at our expense, to remove and dispose of hazardous substances on the properties in compliance with applicable law and to maintain insurance on the properties for SNH’s and our benefit. In the event of any damage, or immaterial condemnation, of a leased property, we are generally required to rebuild with insurance or condemnation proceeds or, if such proceeds are insufficient, other amounts made available by SNH, if any, but if other amounts are made available by SNH, our rent will be increased accordingly.  In the event of any material or total condemnation of a leased property, the lease shall terminate with respect to such leased property, in which event SNH shall be entitled to the condemnation proceeds and our rent will be reduced accordingly.  In the event of any material or total destruction of a leased property, we may terminate the lease with respect to such leased property, in which event we are required to pay to SNH any shortfall in the amount of proceeds SNH receives from insurance compared to the replacement cost of such leased property and our rent will be reduced accordingly.
Under our leases with SNH, we may request that SNH purchase certain improvements to the leased communities in return for rent increases in accordance with a formula specified in the applicable lease; however, SNH is not obligated to purchase such improvements and we are not obligated to sell them to SNH. During the years ended December 31, 2016, 2015 and 2014, SNH purchased $21,437, $21,323 and $25,804, respectively, of such improvements and our annual rent payable to SNH increased by $1,720, $1,724 and $2,066, respectively, in accordance with the terms of the applicable leases. At December 31, 2016, our property and equipment balance included $7,255 of improvements of the type we typically request that SNH purchase for an increase in rent; however SNH is not obligated to purchase these improvements.
Since January 1, 2014, we and SNH sold 10 senior living communities that we leased from SNH, had agreed with SNH to sell and had classified as discontinued operations, and our rent payable to SNH was reduced as these sales occurred, in accordance with the terms of the applicable lease, as follows:

•	In January 2014, we and SNH sold an assisted living community located in Texas with 48 living units, and our annual rent payable to SNH decreased by $210 as a result.

•	In June 2014, we and SNH sold two SNFs located in Wisconsin with a combined 139 living units, and our annual rent payable to SNH decreased by $452 as a result.

•	In October 2014, we and SNH sold an assisted living community located in Virginia with 55 living units, and our annual rent payable to SNH decreased by $285 as a result.

•	Also in October 2014, we and SNH sold an assisted living community and a SNF located in Arizona with a combined 160 living units, and our annual rent payable to SNH decreased by $590 as a result.

•	In February 2015, we and SNH sold a vacant assisted living community located in Pennsylvania and our annual rent payable to SNH decreased by $23 as a result.

•	In July 2015, we and SNH sold a SNF located in Iowa with 12 living units, and our annual rent payable to SNH decreased by $16 as a result.

•	In August 2015, we and SNH sold a SNF located in Wisconsin with 39 living units, and our annual rent payable to SNH decreased by $85 as a result.

•	In December 2015, we and SNH sold a SNF located in Iowa with 117 living units, and our annual rent payable to SNH decreased by $2 as a result.

In September 2016, we and SNH sold a vacant SNF located in Wisconsin that was not classified as held for sale and our annual rent payable to SNH decreased by $25 as a result.

See Note 12 for further information regarding the effects of the foregoing dispositions of senior living communities that were classified as discontinued operations on our consolidated financial statements and Note 11 for further information regarding the effects of the foregoing dispositions on our leases with SNH.
Since January 1, 2014, we and SNH added senior living communities to our leases with SNH and engaged in other transactions impacting our leases with SNH, as follows:

•
In February 2015, SNH acquired a land parcel adjacent to a senior living community we lease from SNH located in Florida which was added to the lease for that senior living community, and our annual rent payable to SNH increased by $39 as a result.

•
In September 2016, SNH acquired an additional living unit at a senior living community we lease from SNH located in Florida which was added to the lease for that senior living community, and our annual rent payable to us increased by $10 as a result.

•
In December 2016, we began leasing from SNH two senior living communities located in Illinois with a combined 126 living units which were added to one of our leases with SNH, and our annual rent payable to SNH increased by $1,400 as a result.

In June 2016, we entered into a transaction agreement, or the Transaction Agreement, and related agreements with SNH. Pursuant to the Transaction Agreement, on June 29, 2016, we sold seven senior living communities to SNH for an aggregate purchase price of $112,350, and SNH simultaneously leased these communities back to us under a new long term lease agreement, or the New Lease.

Pursuant to the New Lease, we are required to pay SNH initial annual rent of $8,426, plus, beginning in 2018, percentage rent equal to 4% of the amount by which gross revenues, as defined in the New Lease, of each community exceeds gross revenues of such community in 2017. The initial term of the New Lease expires on December 31, 2028, subject to our options to extend the term of the New Lease for two consecutive 15 year terms. Pursuant to the New Lease, SNH has the right, in connection with a financing or other capital raising transaction by SNH, to reassign one or more of the communities covered by the New Lease to another existing or new long term lease agreement between us and SNH.
In accordance with FASB ASC Topic 840, Leases, the June 2016 sale and leaseback transaction with SNH qualifies for sale-leaseback accounting and we have classified the New Lease as an operating lease. Accordingly, the carrying value of the senior living communities we sold to SNH of $29,706 was removed from our condensed consolidated balance sheets, and the gain generated from the sale of $82,644 was deferred and will be amortized as a reduction of rent expense over the initial term of the New Lease. As of December 31, 2016, the short term part of the deferred gain in the amount of $6,609 is presented in other current liabilities in our consolidated balance sheet, and the long term part of $72,695 is presented separately in our consolidated balance sheet. We incurred transaction costs of approximately $750 in connection with the sale of the senior living communities to SNH, which amount was expensed in full during the year ended December 31, 2016.
Senior Living Communities Leased from HCP. As of December 31, 2016, we leased four senior living communities under one lease with HCP. This lease is also a “triple net” lease which require that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term. Our lease with HCP contains a minimum annual escalator of 2%, but not greater than 4%, depending on increases in certain cost of living indexes and expires on April 30, 2028 and includes one 10 year renewal option.

The following table is a summary of our leases with SNH and with HCP as of December 31, 2016:

	Number of Properties	Annual Minimum Rent as of December 31, 2016	Current Expiration date	Remaining Renewal Options
1. Lease No. 1 for SNFs and independent and assisted living communities	83	$59,214	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs and independent and assisted living communities	47	64,720	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities(1)	17	34,949	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities	29	35,119	April 30, 2032	Two 15-year renewal options.
5. Lease No. 5 for independent and assisted living communities(2)	9	9,822	December 31, 2028	Two 15-year renewal options.
6. One HCP lease	4	2,653	April 30, 2028	One 10-year renewal option.
Totals	189	$206,477
 _______________________________________
(1) Lease No. 3 exists to accommodate certain mortgage financing by SNH.
(2) Lease No. 5 was entered into in connection with the June 2016 sale and leaseback transaction with SNH.

The future minimum rents required by our leases as of December 31, 2016, are as follows:

2017	206,513
2018	206,566
2019	206,621
2020	206,677
2021	206,734
Thereafter	1,164,996
$2,198,107
Senior Living Communities Managed for the Account of SNH. We managed 68, 60 and 46 senior living communities for the account of SNH as of December 31, 2016, 2015 and 2014, respectively, pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreement. We earned base management fees from SNH of $11,548, $10,518 and $9,543 for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we earned incentive fees of $108 and fees for our management of capital expenditure projects at the communities we managed for the account of SNH of $432 for the year ended December 31, 2016, which amounts are included in management fee revenue in our consolidated statement of operations.
Since January 1, 2014, we began managing additional senior living communities of SNH, the terms of which are described below, and engaged in other transactions relevant to our management and pooling arrangements with SNH, as follows:

•	In December 2014, we began managing for the account of SNH two senior living communities located in Wisconsin with a combined 228 living units.

•	In May 2015, we began managing for the account of SNH 14 senior living communities located in four states with a combined 838 living units.

•
Also in May 2015, we began managing for the account of SNH a senior living community located in Georgia with 40 living units. This senior living community is adjacent to another community that we manage for the account of SNH, and the operations of these two communities are now conducted as a single integrated community.

•	In April, May and July 2016, we began managing for the account of SNH three senior living communities located in North Carolina, Georgia and Alabama with a combined 301 living units.

•	In December 2016, we began managing for the account of SNH five senior living communities located in Georgia with a combined 395 living units.

•
Also in December 2016, SNH acquired a land parcel adjacent to a senior living community located in Georgia that we manage for the account of SNH which was added to the management agreement for the senior living community.

•	Also in December 2016, SNH sold a memory care building located in Florida that we historically managed, and the separate management agreement for this building was terminated as a result.

As part of the June 2016 sale and leaseback transaction described above, and pursuant to the Transaction Agreement, on June 29, 2016, we and SNH terminated three of our four then existing pooling agreements and entered into 10 new pooling agreements, or the New Pooling Agreements, that combine our management agreements with SNH for senior living communities that include assisted living units, or our AL Management Agreements. Our management agreements with SNH for the part of the senior living community owned by SNH and located in Yonkers, New York that is not subject to the requirements of New York healthcare licensing laws, as described elsewhere herein, and for the assisted living community owned by SNH and located in Villa Valencia, California, are not currently included in any of our pooling agreements with SNH. Pursuant to our AL Management Agreements and the New Pooling Agreements, we receive from SNH:

•	a management fee equal to either 3% or 5% of the gross revenues realized at the applicable communities,

•	reimbursement for our direct costs and expenses related to such communities,

•
an annual incentive fee equal to either 35% or 20% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to either 8% or 7% of its invested capital, or, in the case of 10 communities, a specified amount plus 7% of its invested capital since December 31, 2015, and

•	a fee for our management of capital expenditure projects equal to 3% of amounts funded by SNH.
Under the New Pooling Agreements, the calculations of our fees and of SNH’s annual minimum return related to AL Management Agreements that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements. However, for certain communities, the New Pooling Agreements reduced SNH’s annual minimum return to 7%, and also, with respect to 10 communities, reset SNH’s annual minimum return as of January 1, 2016 to specified amounts. For AL Management Agreements that became effective from and after May 2015, the New Pooling Agreements increased our management fee from 3% to 5% of the gross revenues realized at the applicable community, and changed our annual incentive fee from 35% to 20% of the annual net operating income of the applicable community remaining after SNH realizes its requisite annual minimum return.
In December 2016, in connection with our entering into management agreements with SNH for the five senior living communities located in Georgia with a combined 395 living units, we entered into an additional pooling agreement with SNH on terms substantially consistent with those of the New Pooling Agreements.
We also have a pooling agreement with SNH that combines our management agreements with SNH for senior living communities consisting only of independent living units.
Our management agreements with SNH generally expire between 2030 and 2040, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. These management agreements also provide that SNH has, and in some cases we have, the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any stockholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.
D&R Yonkers LLC. In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns and we manage that is located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC. D&R Yonkers LLC is owned by our Chief Financial Officer and Treasurer and SNH’s president and chief operating officer. We manage this part of the community pursuant to a long term management agreement with D&R Yonkers LLC under which we earn a management fee equal to 3% of the gross revenues realized at that part of the community and no incentive fee is payable to us. Our management agreement with D&R Yonkers LLC expires on August 31, 2017, and is subject to renewal for nine consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered. Pursuant to our management agreement with D&R Yonkers LLC, we earned management fees of $262, $210 and $222 for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in management fee revenue in our consolidated statements of operations.

10. Shareholders’ Equity
We have common shares available for issuance under the terms of our 2014 Equity Compensation Plan, or our 2014 Plan. We issued 569,400, 521,900 and 403,050 of our common shares in 2016, 2015 and 2014, respectively, to our Directors, officers and others who provide services to us. We valued these shares based upon the closing price of our common shares on the applicable stock exchange on which our common shares were listed on the dates of grant, or $1,373 in 2016, based on a $2.41 weighted average share price, $1,707 in 2015, based on a $3.27 weighted average share price, and $1,742 in 2014, based on a $4.32 weighted average share price. Shares issued to Directors vest immediately; one fifth of the shares issued to our officers and others (other than our Directors) vest on the date of grant and on the four succeeding anniversaries of the date of grant. Our unvested common shares totaled 836,010, 685,910 and 647,330 as of the years ended December 31, 2016, 2015 and 2014, respectively. Share based compensation expense is recognized ratably over the vesting period and is included in general and administrative expenses in our consolidated statements of operations. We recorded share based compensation expense of $1,194, $1,618 and $1,485 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the estimated future stock compensation expense for unvested shares was $2,480 based on the grant date closing share price for awards granted to our officers and others, and based on the closing share price of $2.70 on December 31, 2016 for awards granted to certain non-employees. The weighted average period over which stock compensation expense will be recorded is approximately 2.0 years. As of December 31, 2016, 3,458,920 of our common shares remain available for issuance under our 2014 Plan.
In 2016 and 2015, employees and officers of us or RMR LLC who were recipients of our share awards were permitted to elect to have us withhold the number of their then vesting common shares with a fair market value sufficient to fund the minimum required tax withholding obligations with respect to their vesting share awards in satisfaction of those tax withholding obligations. During 2016 and 2015, we acquired through this share withholding process 34,999 and 26,404, respectively, common shares with an aggregate value of approximately $86 and $91, respectively, which is reflected as an increase to accumulated deficit in our consolidated balance sheet.
In December 2015, we entered into a letter agreement with our former Chief Financial Officer and Treasurer in connection with the termination of his employment. Pursuant to that letter agreement, our Compensation Committee of our Board of Directors awarded our former Chief Financial Officer and Treasurer a stock grant of 35,000 common shares and agreed to accelerate the vesting of his unvested common shares including those awarded in prior years. In accordance with FASB ASC Topic 718, Stock Compensation, we recorded non-cash stock compensation expense of approximately $234 in the year ended December 31, 2015, which is included in general and administrative expenses in our consolidated statements of operations.

11. Acquisitions and Dispositions
Acquisitions. In November 2015, we acquired two independent living communities with 68 and 84 living units for an aggregate purchase price of approximately $26,193, excluding closing costs. These communities primarily offer independent and assisted living services that are currently 100% paid by residents from their private resources. We funded the purchase with cash on hand and by assuming approximately $17,291 of mortgage debt. In addition, we recorded a mortgage premium of $963 in connection with the assumption of this mortgage debt in order to record the assumed mortgage debt at its estimated fair value. We incurred acquisition related costs of approximately $450 during the year ended December 31, 2015. These costs include transaction costs, professional fees and other acquisition related expenses. The allocation of the purchase price was based on management’s judgment after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair value of liabilities assumed. The definite lived intangible assets were valued using the income approach and are categorized in Level 3 of the fair value hierarchy. The valuation of certain tangible assets and liabilities acquired was determined using the cost approach or comparable sales approach. For personal property, we primarily used the cost approach to estimate reproduction or replacement cost. The fair value of these assets and liabilities are also categorized in Level 3 of the fair value hierarchy. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Land	$1,239
Buildings and improvements	22,500
Furniture, fixtures and equipment	1,508
Total property, plant and equipment	25,247

Intangible assets	1,909
Premium on assumed mortgage debt	(963)
$26,193

In May 2014, we acquired a senior living community with 116 living units for an aggregate purchase price of $19,914, including the assumption of approximately $13,920 of mortgage debt, and $68 of net working capital liabilities, excluding closing costs. In addition, we recorded a mortgage premium of $1,598 in connection with the assumption of this mortgage debt in order to record the assumed mortgage at its estimated fair value. This community primarily offers independent and assisted living services that are currently 100% paid by residents from their private resources. We funded the cash portion of this acquisition with cash on hand and borrowings under our prior credit facility. We incurred acquisition related costs of $81 during the year ended December 31, 2014. These costs include transaction costs, professional fees and other acquisition related expenses. The allocation of the purchase price was based on management’s judgment after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair value of liabilities assumed. The definite lived intangible assets were valued using the income approach and are categorized in Level 3 of the fair value hierarchy. The valuation of certain tangible assets and liabilities acquired was determined using the cost approach. For personal property, we primarily used the cost approach to estimate reproduction or replacement cost. The fair value of these assets and liabilities are also categorized in Level 3 of the fair value hierarchy. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Land	$1,208
Buildings and improvements	17,946
Furniture, fixtures and equipment	421
Total property, plant and equipment	19,575

Intangible assets	1,937
Premium on assumed mortgage debt	(1,598)
$19,914

Dispositions. In June 2016, we entered into the Transaction Agreement with SNH pursuant to which, among other things, we sold seven senior living communities to SNH and SNH simultaneously leased these communities back to us under the New Lease. In September 2016, we sold an assisted living community we owned and classified as discontinued operations, and we and SNH sold a vacant SNF we leased from SNH. During 2014 and 2015 we and SNH sold 10 senior living communities we leased from SNH that we and SNH had previously agreed to sell and were classified as discontinued operations. See Notes 9, 12 and 16 for more information regarding the June 2016 sale and leaseback and related transactions with SNH and the sale of senior living communities we previously classified as discontinued operations.

12. Discontinued Operations
In September 2016, we sold an assisted living community we owned with 32 living units located in Alabama for $225, excluding closing costs. We recorded long lived asset impairment charges totaling $112 for the year ended December 31, 2016 to reduce the carrying value of this community to its estimated fair value, less costs to sell. As of December 31, 2016, we have no senior living communities classified as held for sale.

See Note 9 for a discussion of 10 senior living communities that we leased from SNH which are included in discontinued operations for the applicable periods presented in these consolidated financial statements; all of which had been sold as of December 31, 2015.

Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Revenues	$932	$4,191	$22,051
Expenses	(500)	(5,818)	(28,028)
Impairment on discontinued assets	(112)	(697)	—
Provision for income taxes	(126)	—	(79)
Income (loss) from discontinued operations, net of tax	$194	$(2,324)	$(6,056)

13. Off Balance Sheet Arrangements

As of December 31, 2016, we have pledged certain of our assets, including accounts receivable, with a carrying value of $15,462, related to our operation of 17 properties we lease from SNH to secure SNH’s borrowings from its lender, FNMA. As of December 31, 2016, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

14. Legal Proceedings and Claims
We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with FASB ASC Topic 450, Contingencies, or ASC 450. Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. A minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

As previously disclosed, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules. As a result of these discoveries, in February 2015, we made a voluntary disclosure of deficiencies to the Health and Human Services Office of Inspector General, or OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol. We completed our investigation and assessment of these matters and submitted a final supplemental disclosure to the OIG in May 2015.

As of and for the year ended December 31, 2014, we had accrued a revenue reserve of $4,333 for historical Medicare payments we received that we then expected to repay as a result of these deficiencies, which reserve was included in accounts payable and accrued expenses in our consolidated balance sheets. For the year ended December 31, 2015, this revenue reserve was increased by $2,400 and totaled $6,733 as of December 31, 2015. In addition, we had recorded expense for additional costs we incurred or expected to incur, including OIG imposed penalties, as a result of this matter totaling $4,756 and $3,606 for the years ending December 31, 2015 and 2014, respectively, which charges were included in other senior living operating expenses in our consolidated statement of operations. In June 2016, we settled this matter with the OIG and agreed to pay approximately $8,600 in exchange for a customary release but did not admit any liability.

We previously accrued a total liability of $10,100 related to this matter, all of which was accrued at December 31, 2015.  As a result of the accrued liability exceeding the final settlement amount, we recorded an increase to earnings in our results of operations for the year ended December 31, 2016 of approximately $1,500. Of the total increase to earnings, $1,000 was recorded as an increase to senior living revenue and $500 as a decrease to other senior living operating expenses in our consolidated statements of operations consistent with the classification of the original charges.

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19,200, which consisted of $2,500 for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered into with the plaintiff, $7,250 was paid to the plaintiff, of which $3,021 was paid by our liability insurer and the balance by us. We believe our liability insurer may be financially responsible for more than $3,021, and we are seeking additional payments from our liability insurer; however, we cannot predict the outcome of our ongoing negotiations or potential future litigation with our liability insurer. As a result, we recorded a $4,229 charge for the year ended December 31, 2015, which was included in other senior living operating expenses in our consolidated statements of operations, and the liability for which was included in other current liabilities in our consolidated balance sheet.

15. Business Management Agreement with RMR LLC
RMR LLC provides business management services to us pursuant to our business management agreement. These business management services may include, but are not limited to, services related to compliance with various laws and rules applicable to our status as a publicly owned company, maintenance of our senior living communities, evaluation of business opportunities, accounting and financial reporting, capital markets and financing activities, investor relations and general oversight of our daily business activities, including legal matters, human resources, insurance programs and the like.
Fees. We pay RMR LLC an annual business management fee equal to 0.6% of our revenues. Revenues are defined as our total revenues from all sources reportable under U.S. generally accepted accounting principles, or GAAP, less any revenues reportable by us with respect to communities for which we provide management services plus the gross revenues at those communities determined in accordance with GAAP. In addition, in connection with certain information technology services that RMR LLC provided to us until October 1, 2014, we historically reimbursed RMR LLC for a percentage of its information technology employee expenses (other than RMR LLC’s chief information officer). Pursuant to our business management agreement, we recognized business management fees of $8,932, $8,737 and $8,461 for the years ended December 31, 2016, 2015 and 2014, respectively, and information system service charges of $4,024 for the year ended December 31, 2014.
Term and Termination. The current term of our business management agreement ends on December 31, 2017 and automatically renews for successive one year terms unless we or RMR LLC gives notice of nonrenewal before the end of an applicable term. RMR LLC may terminate our business management agreement upon 120 days’ written notice, and we continue to have the right to terminate our business management agreement upon 60 days’ written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or elect not to renew our business management agreement other than for cause, as defined, we are obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Under our business management agreement, we reimburse RMR LLC for our allocable costs for our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $235, $259 and $286 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations for these periods.
Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC.
Vendors. Pursuant to our management agreement with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

16. Related Person Transactions
 SNH. We were formerly 100% owned subsidiary until SNH distributed our common shares to its shareholders in 2001. SNH is currently one of our largest stockholders, owning, as of December 31, 2016, 4,235,000 of our common shares, or 8.5% of our outstanding common shares. SNH is our largest landlord and we manage certain senior living communities for SNH.

One of our Managing Directors, Barry Portnoy, is a managing trustee of SNH. Barry Portnoy’s son, Adam Portnoy, also serves as a managing trustee of SNH. Our Chief Financial Officer and Treasurer was formerly SNH’s chief financial officer and treasurer. RMR LLC provides management services to both us and SNH. RMR Inc., the managing member of RMR LLC, is controlled by Barry Portnoy and Adam Portnoy. SNH’s executive officers are officers of RMR LLC. Our President and Chief Executive Officer, Chief Financial Officer and Treasurer and Senior Vice President and General Counsel are officers of RMR LLC.
In order to effect SNH’s distribution of our common shares to its shareholders in 2001 and to govern our relations with SNH thereafter, we entered into agreements with SNH and others, including RMR LLC. Since then, we have entered into various leases, management agreements and other agreements with SNH that include provisions that confirm and modify these undertakings. Among other things, these agreements provide that:

•
so long as SNH remains a real estate investment trust, or a REIT, we may not waive the share ownership restrictions in our charter that prohibit any person or group from acquiring more than 9.8% (in value or number of shares, whichever is more restrictive) of the outstanding shares of any class of our stock without SNH’s consent;

•	so long as we are a tenant of, or manager for, SNH, we will not permit nor take any action that, in the reasonable judgment of SNH, might jeopardize SNH’s qualification for taxation as a REIT;

•
SNH has the right to terminate our leases and management agreements upon the acquisition by a person or group of more than 9.8% of our voting stock or other change in control events affecting us, as defined therein, including the adoption of any stockholder proposal (other than a precatory proposal) or the election to our Board of Directors of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of our Directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual; and

•
so long as we are a tenant of, or manager for, SNH or so long as we have a business management agreement with RMR LLC, we will not acquire or finance any real estate of a type then owned or financed by SNH or any other company managed by RMR LLC without first giving SNH or such company managed by RMR LLC, as applicable, the opportunity to acquire or finance that real estate.

Senior Living Communities Leased From or Managed For SNH. As of December 31, 2016, 2015 and 2014, we leased 185, 177 and 181 senior living communities from SNH, respectively, pursuant to five leases, and we managed 68, 60 and 46 senior living communities for the account of SNH, respectively. See Note 9 for more information regarding our leases and management arrangements with SNH.
D&R Yonkers LLC. In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns and we manage that is located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC, and D&R Yonkers LLC is owned by our Chief Financial Officer and Treasurer and SNH’s president and chief operating officer. We manage this part of the community pursuant to a long term management agreement with D&R Yonkers LLC. See Note 9 for more information regarding our relationship, agreements and transactions with D&R Yonkers LLC and SNH.
Our Manager, RMR LLC. RMR LLC provides business management services to us pursuant to our business management agreement. We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. RMR LLC is a subsidiary of RMR Inc. ABP Trust is the controlling shareholder of RMR Inc. and owns membership interests in RMR LLC. One of our Managing Directors, Barry Portnoy, and his son, Adam Portnoy, are the owners of ABP Trust. ABP Acquisition LLC, our largest stockholder, is a subsidiary of ABP Trust. Barry Portnoy is a managing director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Adam Portnoy is a managing director, president and chief executive officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Bruce J. Mackey Jr., our President and Chief Executive Officer, Richard A. Doyle, our Chief Financial Officer and Treasurer, and Katherine E. Potter, our Senior Vice President and General Counsel, are officers of RMR LLC. A majority of our Independent Directors also serve as independent directors or independent trustees of other companies to which RMR LLC or its affiliates provide management services. Barry Portnoy serves as a managing director or managing trustee of all of the public companies to which RMR LLC or its affiliates provide management services and Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its affiliates provide management services. See Note 15 for more information regarding our relationship with RMR LLC.

Share Awards to RMR LLC Employees. We have historically granted share awards to certain RMR LLC employees who are not also Directors, officers or employees of us under our equity compensation plans. During the years ended December 31, 2016, 2015 and 2014, we awarded to certain employees of RMR LLC who are not also Directors, officers or employees of us annual share grants of 87,000, 98,500 and 81,150 of our common shares, respectively, valued at $213, $313 and $357, respectively, based upon the closing price of our common shares on the applicable stock exchange on which our common shares were listed on the dates of grant. One fifth of these awards vested on the applicable grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These awards to such RMR LLC employees are in addition to the fees we paid to RMR LLC and the share awards granted to our Directors, officers and employees. On September 30, 2016 and December 7, 2016, we purchased an aggregate of 751 and 15,362, respectively, of our common shares, valued at $1.91 and $2.45 per common share, respectively, the closing prices of our common shares on The NASDAQ Stock Market LLC on those days, from certain current and former employees of RMR LLC who are not also Directors, officers or employees of us in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of common shares. In December 2015, we purchased an aggregate of 12,488 of our common shares, valued at $3.18 per common share, the closing price of our common shares on the New York Stock Exchange on that day, from certain employees of RMR LLC who are not also Directors, officers or employees of us in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
ABP Trust. We lease our headquarters from a subsidiary of ABP Trust, which is owned by one of our Managing Directors, Barry Portnoy, and his son, Adam Portnoy. Our headquarters lease currently requires us to pay annual rent of $923, which amount is subject to fixed increases. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $1,796, $1,673, and $1,402 for the years ended December 31, 2016, 2015 and 2014, respectively.
Tender Offer for Our Common Shares. On October 2, 2016, our Board of Directors granted a conditional exception from certain ownership limitations under our organizational documents, SNH granted certain consents and waivers under its leases, management or other agreements with us and our lenders granted certain consents and waivers under the agreement governing our prior credit facility that allowed Adam Portnoy, Barry Portnoy and certain of their related persons, or collectively, the ABP Parties, to acquire, subject to the satisfaction of specified conditions, in aggregate up to 38% of our issued and outstanding common shares, subject to certain limitations. On November 10, 2016, ABP Acquisition LLC, a company owned indirectly by Adam Portnoy and Barry Portnoy, completed the acquisition of 17,999,999 of our common shares at a purchase price of $3.00 per share pursuant to a tender offer.
In connection with the ABP Parties’ request that our Board of Directors grant the required exceptions and approvals, on October 2, 2016, we entered into a Consent, Standstill, Registration Rights and Lock-Up Agreement, or the Standstill and Lock-Up Agreement, with the ABP Parties, which, among other things, stipulated conditions to the effectiveness of the granting of those exceptions and approvals.
Under the Standstill and Lock-Up Agreement, the ABP Parties each agreed not to transfer, except for certain permitted transfers as provided for therein, any of our common shares acquired after October 2, 2016, including our common shares acquired in the tender offer but not including our common shares issued to Barry Portnoy or Adam Portnoy under our equity compensation plans, for a lock-up period that ends on the earlier of (1) the 10 year anniversary of the Standstill and Lock-Up Agreement, (2) January 1st of the fourth calendar year after our first taxable year to which no then existing net operating loss or certain other tax benefits may be carried forward by us, but no earlier than January 1, 2022, (3) the date that we enter into a definitive binding agreement for a transaction that, if consummated, would result in a change of control of us, (4) the date that our Board of Directors otherwise approves and recommends that our stockholders accept a transaction that, if consummated, would result in a change of control of us; and (5) the consummation of a change of control of us.
Under the Standstill and Lock-Up Agreement, the ABP Parties each agreed, for a period of 10 years, not to engage in certain activities involving us without the approval of our Board of Directors, including not to (1) effect or seek to effect any tender or exchange offer, merger, business combination, recapitalization, restructuring, liquidation or other extraordinary transaction involving us, other than the acquisition by the ABP Parties, in aggregate, of up to 18,000,000 of our common shares prior to March 31, 2017, or solicit any proxies to vote any of our voting securities, (2) deposit our common shares or other voting securities in a voting trust or subject our common shares to a voting agreement or other arrangement with respect to the voting of such common shares; (3) publicly request that we amend or waive any provision of the Standstill and Lock-Up Agreement; (4) take any action which would reasonably be expected to result in us making a public announcement regarding any of the types of matters set forth above; or (5) encourage, assist or enter into any discussions or arrangements with any third party with respect to any of the foregoing. These provisions do not restrict activities taken by an individual in her or his capacity as a director, officer or employee of us.

The Standstill and Lock-Up Agreement also provides the ABP Parties with certain demand and piggy-back registration rights that they may exercise at any time after the lock-up period described above, subject to specified terms and conditions.

As of December 31, 2016, Barry Portnoy and Adam Portnoy beneficially owned in aggregate 18,354,621 of our common shares, representing 36.7% of our outstanding common shares.

In connection with the tender offer, Standstill and Lock-Up Agreement and related matters, we incurred various legal and other expenses that were reimbursed to us by the ABP Parties under the Standstill and Lock-up Agreement. These fees totaled $438 and are recorded in general and administrative expenses in our consolidated statement of operations as an offset to the original expense.
AIC. We, ABP Trust, SNH and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts, and are parties to an amended and restated shareholders agreement regarding AIC.
All of our Directors and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3% of the total annual earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.
We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $4,595, $4,085 and $3,901 in connection with this insurance program for the policy years ending June 30, 2017, 2016 and 2015, respectively, which amount for the current policy year ending June 30, 2017 may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of December 31, 2016 and 2015 , our investment in AIC had a carrying value of $7,116 and $6,827, respectively. These amounts are presented as an equity investment in our consolidated balance sheets. We recognized income of $137, $20 and $87 related to our investment in AIC for the years ended December 31, 2016, 2015 and 2014, respectively. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $152, $(20) and $2 related to our investment in AIC for the years ended December 31, 2016, 2015 and 2014, respectively.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain companies to which RMR LLC provides management services, including SNH, participate in a combined directors’ and officers’ liability insurance policy. The combined policy expires in September 2018. We paid aggregate premiums of $217, $234 and $357 in 2016, 2015 and 2014, respectively, for these policies.

17. Employee Benefit Plans
We have an employee savings plan under the provisions of Section 401(k) of the Internal Revenue Code. All of our employees are eligible to participate in our plan and are entitled upon termination or retirement to receive their vested portion of the plan assets. We match a certain amount of employee contributions. We also pay certain expenses related to our plan. Expenses for our plan, including our contributions, were $989, $1,276 and $1,257 for the years ended December 31, 2016, 2015 and 2014, respectively, of which $826, $1,063 and $1,031, respectively, was recorded to senior living wages and benefits in our consolidated statement of operations and $163, $213 and $226, respectively, was recorded to general and administrative expenses in our consolidated statement of operations.

18. Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2016 and 2015:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$344,212	$342,933	$344,711	$346,252
Operating loss	(754)	(3,528)	(6,095)	(5,595)
Net loss from continuing operations	(2,311)	(7,900)	(5,844)	(5,952)
Net loss	(2,623)	(7,666)	(5,897)	(5,627)
Net loss per common share—Basic and diluted	$(0.06)	$(0.16)	$(0.12)	$(0.11)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$333,973	$342,269	$344,572	$344,596
Operating loss	(3,487)	(2,923)	(25,593)	(5,021)
Net loss from continuing operations	(4,833)	(3,364)	(26,250)	(6,312)
Net loss	(5,302)	(3,910)	(27,488)	(6,383)
Net loss per common share—Basic and diluted	$(0.11)	$(0.08)	$(0.57)	$(0.13)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
By:	/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr. President and Chief Executive Officer

Dated: March 3, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce J. Mackey Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2017
Bruce J. Mackey Jr.
/s/ Richard A. Doyle	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)	March 3, 2017
Richard A. Doyle
/s/ Barry M. Portnoy	Managing Director	March 3, 2017
Barry M. Portnoy
/s/ Gerard M. Martin	Managing Director	March 3, 2017
Gerard M. Martin
/s/ Bruce M. Gans	Independent Director	March 3, 2017
Bruce M. Gans
/s/ Barbara D. Gilmore	Independent Director	March 3, 2017
Barbara D. Gilmore
/s/ Donna D. Fraiche	Independent Director	March 3, 2017
Donna D. Fraiche