Form 10-Q
period 2017-03-31
FIVE STAR SENIOR LIVING INC.
filed 2017-05-05
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or
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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No  ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of May 4, 2017:  49,992,712.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
MARCH 31, 2017

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.   Financial Information
Item 1.  Condensed Consolidated Financial Statements

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$13,712	$16,608
Accounts receivable, net of allowance of $3,611 and $3,191 at March 31, 2017 and December 31, 2016, respectively	40,211	38,324
Due from related persons	11,303	17,010
Investments in available for sale securities, of which $8,081 and $9,659 are restricted at March 31, 2017 and December 31, 2016, respectively	22,756	24,081
Restricted cash	14,906	15,059
Prepaid expenses and other current assets	17,223	17,295
Assets of discontinued operations	—	1,010
Total current assets	120,111	129,387

Property and equipment, net	352,663	351,929
Equity investment of an investee	7,366	7,116
Restricted cash	1,680	1,909
Restricted investments in available for sale securities	16,715	16,589
Other long term assets	4,000	2,804
Total assets	$502,535	$509,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable and accrued expenses	66,011	68,453
Accrued compensation and benefits	40,585	35,939
Due to related persons	18,511	18,378
Mortgage notes payable	1,928	1,903
Accrued real estate taxes	10,577	12,784
Security deposits and current portion of continuing care contracts	5,034	5,099
Other current liabilities	29,614	30,430
Liabilities of discontinued operations	24	7
Total current liabilities	172,284	172,993

Long term liabilities:
Mortgage notes payable	58,002	58,494
Accrued self insurance obligations	38,432	36,637
Deferred gain on sale and leaseback transaction with Senior Housing Properties Trust	71,043	72,695
Other long term liabilities	4,715	4,649
Total long term liabilities	172,192	172,475

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 49,992,712 and 49,995,932 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	500	500
Additional paid in capital	360,078	359,853
Accumulated deficit	(206,308)	(199,521)
Accumulated other comprehensive income	3,789	3,434
Total shareholders’ equity	158,059	164,266
	$502,535	$509,734
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Senior living revenue	$280,454	$280,090
Management fee revenue	3,563	2,804
Reimbursed costs incurred on behalf of managed communities	66,672	61,318
Total revenues	350,689	344,212

Operating expenses:
Senior living wages and benefits	136,335	135,804
Other senior living operating expenses	73,287	69,741
Costs incurred on behalf of managed communities	66,672	61,318
Rent expense	51,231	50,095
General and administrative expenses	19,537	18,103
Depreciation and amortization expense	9,486	9,599
Long lived asset impairment	210	306
Total operating expenses	356,758	344,966

Operating loss	(6,069)	(754)

Interest, dividend and other income	184	265
Interest and other expense	(978)	(1,501)
Gain (loss) on sale of available for sale securities reclassified from accumulated other comprehensive income	39	(109)

Loss from continuing operations before income taxes and equity in earnings of an investee	(6,824)	(2,099)
Provision for income taxes	(91)	(289)
Equity in earnings of an investee	128	77
Loss from continuing operations	(6,787)	(2,311)
Loss from discontinued operations	—	(312)

Net loss	$(6,787)	$(2,623)

Weighted average shares outstanding—basic and diluted	49,162	48,792

Basic and diluted loss per share from:
Continuing operations	$(0.14)	$(0.05)
Discontinued operations	—	(0.01)
Net loss per share—basic and diluted	$(0.14)	$(0.06)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net loss	$(6,787)	$(2,623)
Other comprehensive income:
Unrealized gain on investments in available for sale securities, net of tax	272	925
Equity in unrealized gain of an investee, net of tax	122	52
Realized (gain) loss on investments in available for sale securities reclassified and included in net loss, net of tax	(39)	109
Other comprehensive income	355	1,086
Comprehensive loss	$(6,432)	$(1,537)
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,787)	$(2,623)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	9,486	9,599
Loss from discontinued operations	—	312
(Gain) loss on sale of available for sale securities reclassified from accumulated other comprehensive income	(39)	109
Loss on disposal of property and equipment	44	11
Long lived asset impairment	210	306
Equity in earnings of an investee	(128)	(77)
Stock based compensation	225	218
Provision for losses on receivables	861	793
Amortization of deferred gain on sale and leaseback transaction with Senior Housing Properties Trust	(1,652)	—
Other noncash income adjustments, net	(91)	(141)
Changes in assets and liabilities:
Accounts receivable	(2,748)	(362)
Prepaid expenses and other assets	564	555
Accounts payable and accrued expenses	(3,835)	(11,025)
Accrued compensation and benefits	4,646	10,871
Due from (to) related persons, net	6,953	(4,331)
Other current and long term liabilities	(1,156)	(8,877)
Cash provided by (used in) operating activities	6,553	(4,662)

Cash flows from investing activities:
Decrease (increase) in restricted cash and investment accounts, net	382	(139)
Acquisition of property and equipment	(18,241)	(14,270)
Purchases of available for sale securities	(571)	(2,911)
Proceeds from sale of property and equipment to Senior Housing Properties Trust	8,082	5,755
Proceeds from sale of available for sale securities	2,055	4,114
Cash used in investing activities	(8,293)	(7,451)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	5,000	15,000
Repayments of borrowings on revolving credit facility	(5,000)	(5,000)
Repayments of mortgage notes payable	(343)	(313)
Payment of deferred financing fees	(1,840)	—
Cash (used in) provided by financing activities	(2,183)	9,687

Cash flows from discontinued operations:
Net cash provided by operating activities	1,027	95
Net cash used in investing activities	—	(8)
Net cash flows provided by discontinued operations	1,027	87

Change in cash and cash equivalents	(2,896)	(2,339)
Cash and cash equivalents at beginning of period	16,608	14,672
Cash and cash equivalents at end of period	$13,712	$12,333

Supplemental cash flow information:
Cash paid for interest	$927	$1,517
Cash paid for income taxes, net	$163	$208
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Note 1.  Basis of Presentation and Organization
General
Effective March 3, 2017, we changed our name from "Five Star Quality Care, Inc." to "Five Star Senior Living Inc." The accompanying condensed consolidated financial statements of Five Star Senior Living Inc. and its subsidiaries, or we, us or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation.
We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of March 31, 2017, we operated 283 senior living communities located in 32 states with 31,809 living units, including 253 primarily independent and assisted living communities with 29,208 living units and 30 SNFs with 2,601 living units.  As of March 31, 2017, we owned and operated 26 communities (2,703 living units), we leased and operated 189 communities (20,308 living units) and we managed 68 communities (8,798 living units).  Our 283 senior living communities, as of March 31, 2017, included 10,772 independent living apartments, 16,158 assisted living suites and 4,879 skilled nursing beds. The foregoing numbers exclude living units categorized as out of service.
Segment Information
We have two operating segments: (i) senior living communities and (ii) rehabilitation and wellness. In the senior living communities segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment, we provide services in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or ASC, Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation and professional and general liability insurance programs.

Note 2. Recent Accounting Pronouncements

On January 1, 2017, we adopted FASB ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU requires prospective recognition of excess tax benefits and deficiencies resulting from share based compensation award vesting and exercises be recognized in our consolidated statements of operations. Previously, these amounts were recognized in additional paid in capital, and were not material to our consolidated financial statements. Excess tax benefits from share based compensation awards will continue to be reported as an operating activity, and cash paid on employees’ behalf related to shares withheld for tax purposes will continue to be classified as a financing activity, in the statement of cash flows. In addition, forfeitures will be recognized as they occur as permitted by this ASU. The implementation of this ASU did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are currently evaluating this ASU, but we expect the implementation of this ASU will affect how we record changes in fair value of the available for sale securities that we hold.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. This ASU requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. While we are continuing to assess the impact adopting this ASU may have on our consolidated financial statements, we believe the adoption of this ASU will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities. While the adoption will have no effect on the cash we pay, we expect amounts within our statements of operations and comprehensive (loss) income to change materially.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  This ASU clarifies the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. These ASUs may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). We will adopt these ASUs as required effective January 1, 2018 and currently expect to apply the modified retrospective approach. While we are continuing to assess the impact adopting these ASUs (and related clarifying guidance issued by the FASB) will have on our consolidated financial statements, we believe its adoption will not have a material impact on the timing of our revenue recognition. We do expect the adoption will result in expanded disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts with customers that are included in the scope of these ASUs. A substantial portion of our revenue relates to contracts with residents that are generally short term in nature and fall under ASC Topic 840, Leases, which are specifically excluded from the scope of ASU No. 2014-09. Our contracts with residents and other customers that are included in the scope of these ASUs are also generally short term in nature and revenue is recognized when services are provided. As we complete our evaluation of these ASUs, new information may arise that could change our current understanding of the impact to revenue recognized. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standards setters and the accounting profession and will adjust our assessment and implementation plans accordingly.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

restricted cash and restricted cash equivalents. In the event restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet and disclose information about the nature of the restrictions. ASU No. 2016-18 is effective for reporting periods beginning after December 15, 2017. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or of businesses. The amendments in this ASU provide a screen to determine when an acquired set of activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets are not a business. This ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact adopting this ASU will have on our consolidated financial statements, but we expect that most future acquisitions, if completed with terms similar to historical transactions, will be treated as acquisitions of assets rather than as business combinations, as substantially all of the fair value of the assets we typically acquire is concentrated in real estate. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under business combination guidance.

In March 2017, the FASB issued ASU No 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), which shortens the amortization period for certain callable debt securities held at a premium. Specifically, this ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consists of the following:

	March 31, 2017	December 31, 2016
Land	$22,249	$22,261
Buildings and improvements	305,083	304,044
Furniture, fixtures and equipment	202,219	193,286
Property and equipment, at cost	529,551	519,591
Accumulated depreciation	(176,888)	(167,662)
Property and equipment, net	$352,663	$351,929

We recorded depreciation expense relating to our property and equipment of $9,402 and $8,946 for the three months ended March 31, 2017 and 2016, respectively.

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $210 and $306 of impairment charges to certain of our long lived assets in continuing operations for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, we had $6,204 of assets related to our leased senior living communities included in our property and equipment that we expect to request Senior Housing Properties Trust, or, together with its subsidiaries, SNH, to purchase from us for an increase in future rent; however, SNH is not obligated to purchase such amounts. See Note 10 for further information regarding our leases and other arrangements with SNH.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2017:

	Equity Investment of an Investee	Investments in Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2017	$182	$3,252	$3,434
Unrealized gain on investments, net of tax	—	272	272
Equity in unrealized gain of an investee, net of tax	122	—	122
Reclassification adjustment:
Realized gain on investments, net of tax	—	(39)	(39)
Balance at March 31, 2017	$304	$3,485	$3,789

Accumulated other comprehensive income represents the unrealized gains and losses of our investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC. See Note 12 for further information regarding our arrangements with AIC.

Note 5.  Income Taxes

For the three months ended March 31, 2017 and 2016, we recognized a provision for income taxes from continuing operations of $91 and $289, respectively. We did not recognize any income tax expense or benefit from our discontinued operations in the three months ended March 31, 2017 or 2016.

Previously, we determined it was more likely than not that our net deferred tax assets would not be realized and concluded that a full valuation allowance was required, which eliminated the amount of our net deferred tax assets recorded in our consolidated balance sheets.  In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

Note 6.  Earnings Per Share

We calculated basic earnings per common share, or EPS, for the three months ended March 31, 2017 and 2016 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The three months ended March 31, 2017 and 2016 had 944,468 and 942,243, respectively, of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Recurring Fair Value Measures

The tables below present the assets measured at fair value at March 31, 2017 and December 31, 2016 categorized by the level of inputs used in the valuation of each asset.

	As of March 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$17,321	$17,321	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	2,261	2,261	—	—
REIT industry	413	413	—	—
Other	4,856	4,856	—	—
Total equity securities	7,530	7,530	—	—
Debt securities
International bond fund(3)	2,471	—	2,471	—
High yield fund(4)	2,625	—	2,625	—
Industrial bonds	5,417	—	5,417	—
Technology bonds	4,078	—	4,078	—
Government bonds	8,905	5,825	3,080	—
Energy bonds	2,359	—	2,359	—
Financial bonds	1,762	—	1,762	—
Other	4,324	—	4,324	—
Total debt securities	31,941	5,825	26,116	—
Total available for sale securities	39,471	13,355	26,116	—
Total	$56,792	$30,676	$26,116	$—

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

	As of December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	17,702	17,702
Available for sale securities:(2)
Equity securities
Financial services industry	2,149	2,149	—	—
REIT industry	393	393	—	—
Other	4,791	4,791	—	—
Total equity securities	7,333	7,333	—	—
Debt securities
International bond fund(3)	2,452	—	2,452	—
High yield fund(4)	2,587	—	2,587	—
Industrial bonds	5,394	—	5,394	—
Technology bonds	4,066	—	4,066	—
Government bonds	10,403	6,326	4,077	—
Energy bonds	2,360	—	2,360	—
Financial bonds	1,754	—	1,754	—
Other	4,321	—	4,321	—
Total debt securities	33,337	6,326	27,011	—
Total available for sale securities	40,670	13,659	27,011	—
Total	$58,372	$31,361	$27,011	$—

(1)
Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $14,235 and $14,638 of balances that are restricted at March 31, 2017 and December 31, 2016, respectively.

(2)
As of March 31, 2017, our investments in available for sale securities had a fair value of $39,471 with an amortized cost of $37,075; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,631, net of unrealized losses of $235. As of December 31, 2016, our investments in available for sale securities had a fair value of $40,670 with an amortized cost of $38,537; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,430, net of unrealized losses of $297. At March 31, 2017, 31 of the securities we hold, with a fair value of $7,510, have been in a loss position for less than 12 months and seven of the securities we hold, with a fair value of $827, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, or we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the three months ended March 31, 2017 and 2016, we received gross proceeds of $2,055 and $4,114, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $66 and $24, respectively, and gross realized losses totaling $27 and $133, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

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

During the three months ended March 31, 2017, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2017.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

The carrying values of accounts receivable and accounts payable approximate fair value as of March 31, 2017 and December 31, 2016.  The carrying value and fair value of our mortgage notes payable were $59,930 and $64,156, respectively, as of March 31, 2017 and $60,397 and $64,905, respectively, as of December 31, 2016, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Non-Recurring Fair Value Measures

We review the carrying value of our long lived assets, including our property and equipment and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 3 for further information regarding fair value measurements related to impairments of our long lived assets we recorded in continuing operations.

The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets and/or internally developed cash flow models, all of which are considered to be Level 3 fair value measurements. We recorded long lived asset impairment charges of $325 for the three months ended March 31, 2016 to reduce the carrying value of an assisted living community we classified as held for sale and in discontinued operations to its estimated fair value, less costs to sell.

Note 8.  Indebtedness

We previously had a $100,000 secured revolving credit facility, or our prior credit facility, which was scheduled to mature in April 2017. In February 2017, we replaced our prior credit facility with a new $100,000 secured revolving credit facility, or our credit facility, with terms substantially similar to those of our prior credit facility. We paid fees of $1,840 in connection with the closing of our credit facility, which fees were deferred and will be amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, provides for issuance of letters of credit and matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our credit facility for two, one year periods. We are required to pay interest at an annual rate of LIBOR plus a premium of 250 basis points, or 3.29% as of March 31, 2017, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. We can borrow, repay and re-borrow funds available until maturity, and no principal repayment is due until maturity. The weighted average annual interest rate for borrowings under our credit facility was 5.5% for the three months ended March 31, 2017. We had no borrowings outstanding under our prior credit facility during the three months ended March 31, 2017. As of March 31, 2017, we had a letter of credit for $225 outstanding under our credit facility and $99,775 available for borrowing under our credit facility. We incurred aggregate interest expense and other associated costs related to our credit facilities of $185 and $637 for the three months ended March 31, 2017 and 2016, respectively.

Certain of our subsidiaries guarantee our obligations under our credit facility, which is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Accordingly, the maximum availability of borrowings under our credit facility at any time may be less than $100,000. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined.  The agreement that governs our credit facility contains a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions under certain circumstances, and requires us to maintain financial ratios and a minimum net worth.

We also previously had a $25,000 secured revolving line of credit that matured on March 18, 2016, that we did not extend or replace. We had no borrowings outstanding under this line of credit during the three months ended March 31, 2016. We incurred associated costs of $45 related to this line of credit for the three months ended March 31, 2016.

At March 31, 2017, we had eight irrevocable standby letters of credit outstanding, totaling $13,009, $11,700 of which secures our workers' compensation insurance program and the remaining amount of which secures certain of our other obligations. These letters of credit currently mature between May 2017 and April 2018 but are renewed annually. Our obligations under these letters of credit either are secured by cash or cash equivalents, $11,700 of which is classified as short term restricted cash

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

in our condensed consolidated balance sheet at March 31, 2017, which amount includes accumulated interest, or are issued under and secured by our credit facility.

At March 31, 2017, six of our senior living communities were encumbered by mortgages with a carrying value of $59,930: (i) two of our communities were encumbered by Federal National Mortgage Association, or FNMA, mortgages; (ii) two of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgages; and (iii) two of our communities were encumbered by a mortgage from a commercial lender.  These mortgages contain standard mortgage covenants.  We recorded mortgage discounts or premiums in connection with the assumption of certain of these mortgage debts as part of our acquisitions of the encumbered communities in order to record the assumed mortgage debts at their respective estimated fair value. We are amortizing the mortgage discounts or premiums as an increase or reduction of interest expense until the maturity of the respective mortgage debt.  The weighted average annual interest rate on these mortgage debts was 6.26% as of March 31, 2017. Payments of principal and interest are due monthly under these mortgage debts until their respective maturities at varying dates ranging from June 2018 to September 2032.  We incurred mortgage interest expense, net of discount or premium amortization, of $793 and $817 for the three months ended March 31, 2017 and 2016, respectively. Our mortgage debts require monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows for our FNMA and FMCC mortgages require applicable FNMA and FMCC approval.
As of March 31, 2017, we believe we were in compliance with all applicable covenants under our credit facility and mortgage debts.

Note 9. Off Balance Sheet Arrangements

As of March 31, 2017, certain of our assets, including accounts receivable, with a carrying value of $14,485, related to our operation of 17 communities we lease from SNH, were pledged as collateral for SNH’s borrowings from its lender, FNMA. On April 28, 2017, SNH prepaid those borrowings and, as a result, our assets will no longer be pledged as collateral. As of March 31, 2017, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 10. Leases and Management Agreements with SNH

Senior Living Communities Leased from SNH. We are SNH’s largest tenant and SNH is our largest landlord. As of March 31, 2017 and 2016, we leased 185 and 177 senior living communities from SNH, respectively. We lease senior living communities from SNH pursuant to five leases with SNH. Our total annual rent payable to SNH as of March 31, 2017 and 2016 was $204,472 and $192,758, respectively, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH in June 2016 described below, was $50,510 and $49,374 for the three months ended March 31, 2017 and 2016, respectively, which amounts included estimated percentage rent of $1,445 and $1,468 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, we had outstanding rent due and payable to SNH of $18,431 and $18,338, respectively, which are included in due to related persons in our condensed consolidated balance sheets.

Pursuant to the terms of our leases with SNH, for the three months ended March 31, 2017 and 2016, we sold to SNH $8,082 and $5,755, respectively, of improvements to communities leased from SNH. As a result, the annual rent payable by us to SNH increased by approximately $648 and $462 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, our property and equipment included $6,204 for similar improvements to communities leased from SNH that we expect to request SNH to purchase from us for an increase in future rent; however, SNH is not obligated to purchase these improvements.

In June 2016, we entered into an agreement with SNH pursuant to which, on June 29, 2016, we sold seven senior living communities to SNH for an aggregate purchase price of $112,350 and SNH simultaneously leased these communities back to us under a new long term lease agreement. Under the new lease, we are required to pay SNH initial annual rent of $8,426, plus percentage rent beginning in 2018.

In accordance with FASB ASC Topic 840, Leases, the June 2016 sale and leaseback transaction qualifies for sale-leaseback accounting. Accordingly, the gain generated from the sale of $82,644 was deferred and will be amortized as a reduction of rent

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

expense over the initial term of the lease. As of March 31, 2017 and December 31, 2016, the short term part of the deferred gain of $6,609 is included in other current liabilities and the long term part of the deferred gain is included separately in our condensed consolidated balance sheets.

Senior Living Communities Managed for the Account of SNH and its Related Entities. As of March 31, 2017 and 2016, we managed 68 and 60 senior living communities, respectively, for the account of SNH. We earned management fees of $3,187 and $2,740 from the senior living communities we managed for the account of SNH for the three months ended March 31, 2017 and 2016, respectively. In addition, we earned fees for our supervision of capital expenditure projects at the communities we managed for the account of SNH of $264 for the three months ended March 31, 2017, which amount is included in management fee revenue in our condensed consolidated statement of operations.
Simultaneously with the June 2016 sale and leaseback transaction, we and SNH terminated three of our four then existing pooling agreements and entered into 10 new pooling agreements that combine our management agreements with SNH for senior living communities that include assisted living units. Pursuant to these management agreements and the new pooling agreements, we receive from SNH management fees equal to either 3% or 5% of the gross revenues realized at the applicable communities, reimbursement for our direct costs and expenses related to such communities, annual incentive fees if certain operating results at those communities are achieved and fees for our supervision of capital expenditure projects at those communities equal to 3% of amounts funded by SNH.
Under these new pooling agreements, the calculations of our fees and of SNH’s annual minimum return related to management agreements that include assisted living units that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements. However, for certain communities, the new pooling agreements reduced the annual minimum returns that must be realized by SNH before we earn incentive fees and also, with respect to 10 communities, reset such annual minimum returns to specified amounts. For those management agreements that include assisted living units that became effective from and after May 2015, these new pooling agreements increased our management fees from 3% to 5% of the gross revenues realized at the applicable communities, and changed our annual incentive fees from 35% to 20% of the annual net operating income of the applicable communities remaining after SNH realizes the requisite annual minimum returns.

In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns, and we manage, located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC. D&R Yonkers LLC is owned by our Chief Financial Officer and Treasurer and by SNH’s president and chief operating officer. We count the part of this community that we manage for D&R Yonkers LLC and the part of this senior living community we manage for SNH as one senior living community. We earned management fees of $112 and $64 for the three months ended March 31, 2017 and 2016, respectively, under this management arrangement with D&R Yonkers LLC. These amounts are in addition to the management fees we earn and report for the senior living communities we manage for the account of SNH and are included in management fee revenue in our condensed consolidated statements of operations.

Note 11. Business Management Agreement with RMR LLC

The RMR Group LLC, or RMR LLC, provides business management services to us pursuant to our business management agreement.

Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $2,267 and $2,226 for the three months ended March 31, 2017 and 2016, respectively. In addition, we incurred internal audit costs of $67 for each of the three months ended March 31, 2017 and 2016, which we reimburse to RMR LLC pursuant to our business management agreement. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

Note 12. Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Directors or officers.
SNH. SNH is currently one of our largest stockholders, owning, as of March 31, 2017, 4,235,000 of our common shares, or 8.5% of our outstanding common shares. We lease from, and manage for the account of, SNH a majority of the senior living communities we operate. RMR LLC provides management services to both us and SNH. See Notes 9, 10 and 13 for further information regarding our relationships, agreements and transactions with SNH and certain parties related to it and us.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Our Manager, RMR LLC. See Note 11 for further information regarding our management agreement with RMR LLC.

ABP Trust. A subsidiary of ABP Trust, which is the indirect controlling shareholder of RMR LLC and which is owned by one of our Managing Directors and his son, is currently our largest stockholder, owning, as of March 31, 2017, 17,999,999 of our common shares, or 36.0% of our outstanding common shares.

We lease our headquarters from another subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $373 and $527 for the three months ended March 31, 2017 and 2016, respectively.

AIC. We, ABP Trust, SNH and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.

As of March 31, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,366 and $7,116, respectively. These amounts are presented as equity investment of an investee in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of operations. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC related to our investment in AIC.

For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

Note 13.  Acquisitions and Dispositions

Dispositions. In June 2016, we entered into an agreement with SNH pursuant to which, among other things, we sold seven senior living communities to SNH and SNH simultaneously leased these communities back to us under a new long term lease agreement. See Notes 10 and 12 for further information regarding the June 2016 sale and leaseback and related transactions with SNH.

In September 2016, we sold an assisted living community we owned which was classified as held for sale. As of March 31, 2017, we have no senior living communities or other assets classified as held for sale.

Note 14.  Legal Proceedings and Claims
We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with FASB ASC Topic 450, Contingencies, or ASC 450. Under ASC 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. Minimum or best estimate amounts may be increased or decreased when events result in changed expectations.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19,200, which consisted of $2,500 for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered into with the plaintiff, $7,250 was paid to the plaintiff, of which $3,021 was paid by our liability insurer and the balance by us. We recorded a $4,229 charge for the year ended December 31, 2015 for the net settlement amount we paid. We believe our liability insurer may be financially responsible for more than $3,021, and we are seeking additional payments from our liability insurer. We and our liability insurer have agreed to a mediation process which is now scheduled to occur during the second quarter of 2017. We cannot predict the outcome of our ongoing negotiations or potential future litigation with our liability insurer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report.

GENERAL INDUSTRY TRENDS

The primary market for senior living services is persons age 75 and older, and, according to U.S. Census data, that group is projected to be the fastest growing age cohort in the United States over the next 20 years. Also, as a result of medical advances, seniors are living longer. Due to these demographic trends, we expect the demand for senior living services to increase for the foreseeable future.

Despite the general trend of growth described in the preceding paragraph, economic downturns, weak housing market conditions, higher levels of unemployment among our potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident charges. Prospective residents who plan to use the proceeds from the sale of their homes to cover the cost of senior living services seem to be especially affected by cyclical factors affecting the housing market. During the past several years, weak economic conditions in many areas throughout the United States have negatively affected businesses in these areas. These conditions have resulted in, among other things, a decrease in occupancy at senior living communities, including ours. In recent years, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services. Although many of the services that we provide to residents are needs driven, some prospective residents may be deferring decisions to relocate to senior living communities in light of economic circumstances, among other reasons.

For the past few years, low capital costs appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant number of new senior living communities being developed in recent years. This development activity has increased competitive pressures on us, particularly in the geographic markets where this development activity has been most focused, including Arizona, Georgia and Texas. As the recently developed senior living communities begin operations, we expect to have continuing challenges to maintain or increase occupancies and charges at our senior living communities. These challenges are currently negatively impacting our revenues, cash flows and results from operations and we expect these competitive challenges to continue for at least the next two years.

Another factor which appears to be negatively affecting us and our industry is that the same medical advances which are extending lives and periods of occupancy at senior living communities are also allowing some potential residents to defer the time when they require the special services available at our communities. We do not currently believe that the increased stays which will result from medical advances is completely offset by deferred entry but we think this factor may be contributing to occupancy declines modestly at this time.

The senior living and healthcare industries are subject to extensive and frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, types and quality of medical care, physical facility requirements, government healthcare program participation, fraud and abuse, payment rates for resident services and confidentiality of patient records. For further information regarding government regulations and reimbursements, including possible changes and related legislative and other reform efforts, see "—Our Revenues" in Part I, Item 2 of this Quarterly Report.

RESULTS OF OPERATIONS

We have two operating segments: (i) senior living communities and (ii) rehabilitation and wellness. In the senior living communities segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment, we provide services in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under FASB ASC Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation and professional and general liability insurance programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In June 2016, we entered into an agreement with SNH pursuant to which, on June 29, 2016, we sold seven senior living communities to SNH for an aggregate purchase price of $112.4 million and SNH simultaneously leased these communities back to us under a new long term lease agreement. Simultaneously with the June 2016 sale and leaseback transaction, we and SNH terminated three of our four then existing pooling agreements and entered into 10 new pooling agreements that combine our management agreements with SNH for senior living communities that include assisted living units. Pursuant to these management agreements and the new pooling agreements, changes to the management fees we receive from SNH were made. For further information regarding these transactions, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 and "—Our Leases and Management Agreements with SNH" in Part I, Item 2 of this Quarterly Report.
Key Statistical Data For the Three Months Ended March 31, 2017 and 2016:
The following tables present a summary of our operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(dollars in thousands, except average monthly rate)	2017	2016	Change	%/bps Change
Senior living revenue	$280,454	$280,090	$364	0.1%
Management fee revenue	3,563	2,804	759	27.1%
Reimbursed costs incurred on behalf of managed communities	66,672	61,318	5,354	8.7%
Total revenues	350,689	344,212	6,477	1.9%
Senior living wages and benefits	(136,335)	(135,804)	(531)	0.4%
Other senior living operating expenses	(73,287)	(69,741)	(3,546)	5.1%
Costs incurred on behalf of managed communities	(66,672)	(61,318)	(5,354)	8.7%
Rent expense	(51,231)	(50,095)	(1,136)	2.3%
General and administrative expenses	(19,537)	(18,103)	(1,434)	7.9%
Depreciation and amortization expense	(9,486)	(9,599)	113	(1.2)%
Long lived asset impairment	(210)	(306)	96	(31.4)%
Interest, dividend and other income	184	265	(81)	(30.6)%
Interest and other expense	(978)	(1,501)	523	(34.8)%
Gain (loss) on sale of available for sale securities reclassified from accumulated other comprehensive income	39	(109)	148	(135.8)%
Provision for income taxes	(91)	(289)	198	(68.5)%
Equity in earnings of an investee	128	77	51	66.2%
Loss from continuing operations	$(6,787)	$(2,311)	$(4,476)	193.7%
Total number of communities (end of period):
Owned and leased communities (1)	215	214	1	0.5%
Managed communities	68	60	8	13.3%
Number of total communities (1)	283	274	9	3.3%
Total number of living units (end of period):
Owned and leased living units (1)(2)	23,011	22,911	100	0.4%
Managed living units (2)	8,798	8,140	658	8.1%
Number of total living units (1)(2)	31,809	31,051	758	2.4%
Owned and leased communities (1):
Occupancy % (2)	83.6%	85.1%	n/a	(150)	bps
Average monthly rate (3)	$4,756	$4,654	$102	2.2%
Percent of senior living revenue from Medicaid	11.4%	11.4%	n/a	—	bps
Percent of senior living revenue from Medicare	11.0%	10.5%	n/a	50	bps
Percent of senior living revenue from private and other sources	77.6%	78.1%	n/a	(50)	bps

(1) Excludes those senior living communities that we had classified as discontinued operations.
(2) The calculation of occupancy includes only living units categorized as in service.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2016):

	Three Months Ended March 31,
(dollars in thousands, except average monthly rate)	2017	2016	Change	%/bps Change
Senior living revenue	$279,303	$278,698	$605	0.2%
Management fee revenue	2,948	2,804	144	5.1%
Senior living wages and benefits	(135,828)	(134,660)	(1,168)	0.9%
Other senior living operating expenses	(72,966)	(69,226)	(3,740)	5.4%
Total number of communities (end of period):
Owned and leased communities (1)	213	213	—	—%
Managed communities	60	60	—	—%
Number of total communities (1)	273	273	—	—%
Total number of living units (end of period):
Owned and leased living units (1)(2)	22,885	22,911	(26)	(0.1)%
Managed living units (2)	8,102	8,140	(38)	(0.5)%
Number of total living units (1)(2)	30,987	31,051	(64)	(0.2)%
Owned and leased communities (1):
Occupancy % (2)	83.5%	85.1%	n/a	(160)	bps
Average monthly rate (3)	$4,766	$4,630	$63	1.4%
Percent of senior living revenue from Medicaid	11.4%	11.2%	n/a	20	bps
Percent of senior living revenue from Medicare	11.1%	10.5%	n/a	60	bps
Percent of senior living revenue from private and other sources	77.5%	78.3%	n/a	(80)	bps

(1) Excludes those senior living communities that we had classified as discontinued operations.
(2) The calculation of occupancy includes only living units categorized as in service.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Senior living revenue. Senior living revenue increased by 0.1% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in average monthly rates to residents who pay privately for services and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016, partially offset by a decrease in occupancy. In addition, revenues from ancillary services, such as rehabilitation and wellness services, contributed approximately $1.0 million of additional senior living revenue compared to the same period in 2016.

Management fee revenue. Management fee revenue increased by 27.1% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in the number of managed communities from 60 to 68 and as well as an increase in the base management fee to 5% from 3% under our management agreements with SNH for certain communities and additional fees for our supervision of capital expenditure projects by us at the communities we manage for the account of SNH, each of which became effective as of July 1, 2016.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 8.7% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in the number of managed communities from 60 to 68.

Senior living wages and benefits. Senior living wages and benefits increased by 0.4% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to annual wage increases, increases in employee health insurance costs and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016, partially offset by decreases in workers' compensation insurance costs.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 5.1% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in repairs and maintenance expenses and professional and general liability insurance expenses and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rent expense. Rent expense increased by 2.3% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2016 pursuant to our leases with SNH and an increase in the number of leased communities due to the June 2016 sale and leaseback transaction as well as our leasing of two additional communities from SNH beginning in the fourth quarter of 2016, partially offset by amortization of the deferred gain we realized from the June 2016 sale and leaseback transaction.

General and administrative expenses. General and administrative expenses increased by 7.9% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to increases in certain corporate wages and benefits, including employee health insurance costs, purchased services, marketing expenses and professional fees.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 1.2% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to our sale of seven communities to SNH in the June 2016 sale and leaseback transaction, partially offset by capital expenditures at our owned and leased communities (net of our sales of capital improvements to SNH at our leased communities).

Long lived asset impairment. For the three months ended March 31, 2017 and 2016 we recorded non-cash charges for long lived asset impairment of $0.2 million and $0.3 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income decreased by 30.6% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to lower investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense decreased by 34.8% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to decreased borrowings under our credit facilities.

Gain (loss) on available for sale securities reclassified from accumulated other comprehensive income. Gain (loss) on sale of available for sale securities reclassified from accumulated other comprehensive income represents our realized gain (loss) on investments.

Provision for income taxes. For the three months ended March 31, 2017 and 2016, we recognized income tax expense from continuing operations of $0.1 million and $0.3 million, respectively.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from AIC.
Discontinued operations:
We recorded a loss from discontinued operations for the three months ended March 31, 2016 of $0.3 million. The loss from discontinued operations for the three months ended March 31, 2016 was primarily due to impairment charges of $0.3 million recorded at the senior living community we sold in September 2016 which was classified as held for sale.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had $13.7 million of unrestricted cash and cash equivalents and $99.8 million available for borrowing under our credit facility.

Our principal sources of funds to meet operating and capital expenses and debt service obligations are cash flows from operating activities, unrestricted cash balances, borrowings under our credit facility and proceeds from our sales to SNH of qualified capital improvements we may make to communities that we lease from SNH for increased rent pursuant to our leases. We believe that these sources will be sufficient to meet our operating and capital expenses and debt service obligations for the next 12 months and for the foreseeable future thereafter.
Our future cash flows from operating activities will depend primarily upon our ability to maintain or increase the occupancy of, and the rental rates at, our senior living communities and our ability to control operating expenses at our senior living communities. If occupancy at our senior living communities continues to decline, the rates we receive from residents who pay for our services with private resources decline, government reimbursement rates are reduced and we are unable to generate positive cash flows for an extended period, or for other reasons, we expect that we would explore various alternatives to fund our operations. Such alternatives may include further reducing our costs, incurring debt under or in addition to our credit facility, engaging in additional sale and leaseback transactions, assuming mortgage debts in connection with acquisitions,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

mortgage financing our owned senior living communities and issuing other debt or equity securities. We may also elect to pursue such funding sources for other business reasons, including growing our business.

Assets and Liabilities

At March 31, 2017, we had $13.7 million of unrestricted cash and cash equivalents compared to $16.6 million at December 31, 2016. Our total current and long term assets were $120.1 million and $382.4 million, respectively, at March 31, 2017, compared to $129.4 million and $380.3 million, respectively, at December 31, 2016.  Our total current and long term liabilities were $172.3 million and $172.2 million, respectively, at March 31, 2017, compared to $173.0 million and $172.5 million, respectively, at December 31, 2016. The decrease in our total current assets primarily relates to a decrease in due from related persons because of timing differences in when payments were received and a decrease in cash and cash equivalents.  The slight decrease in our total current liabilities primarily relates to decreases in our accounts payable and accrued expenses and accrued real estate taxes due to timing differences in when payments were made, partially offset by an increase in accrued compensation and benefits due to timing differences in when the last pay dates prior to the end of each period occurred.

We had cash flows provided by operating activities of $6.6 million for the three months ended March 31, 2017, compared to cash flows used in operating activities of $4.7 million for the same period in 2016. The increase in our cash flows provided by operating activities for the three months ended March 31, 2017 was primarily due to the timing of payments made by us for payables and other accrued expenses and received by us from related persons when compared to the same period in 2016 and a settlement payment we made related to our Arizona litigation matter during the three months ended March 31, 2016, partially offset by lower operating income before non-cash items during the three months ended March 31, 2017, compared to the same period in 2016.

We had cash flows used in investing activities of $8.3 million and $7.5 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash flows used in investing activities was due to acquisitions of property and equipment. Acquisitions of property and equipment, on a net basis after considering the proceeds from sales of such assets to SNH, were $10.2 million and $8.5 million for the three months ended March 31, 2017 and 2016, respectively.

We had cash flows used in financing activities of $2.2 million for the three months ended March 31, 2017, compared to cash flows provided by financing activities of $9.7 million for the same period in 2016. The increase in cash flows used in financing activities for the three months ended March 31, 2017 was due to lower net borrowings under our credit facilities and deferred financing fees paid in connection with our credit facilities.

Our Leases and Management Agreements with SNH

As of March 31, 2017, we leased 185 senior living communities from SNH under five leases.  Our total annual rent payable to SNH as of March 31, 2017 was $204.5 million, excluding percentage rent based on increases in gross revenues at certain communities.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction, was $50.5 million and $49.4 million for the three months ended March 31, 2017 and 2016, respectively, which included approximately $1.4 million and $1.5 million in estimated percentage rent due to SNH for the three months ended March 31, 2017 and 2016, respectively.

In June 2016, we entered into an agreement with SNH pursuant to which, on June 29, 2016, we sold seven senior living communities to SNH for an aggregate purchase price of $112.4 million and SNH simultaneously leased these communities back to us under a new long term lease agreement. Under the new lease, we are required to pay SNH initial annual rent of $8.4 million, plus percentage rent beginning in 2018.

Upon our request, SNH may purchase capital improvements made at the communities we lease from SNH and increase our rent pursuant to contractual formulas; however, we are not required to offer these improvements for sale to SNH and SNH is not obligated to purchase these improvements from us. During the three months ended March 31, 2017, we sold to SNH $8.1 million of capital improvements made at the communities we lease from SNH and these purchases resulted in our annual rent being increased by approximately $0.6 million.

We managed 68 senior living communities for the account of SNH and its related entities as of March 31, 2017, pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreements. Simultaneously with the June 2016 sale and leaseback transaction, we and SNH terminated three of our four then existing pooling agreements and entered into 10 new pooling agreements that combine our management agreements with SNH for senior living communities that include assisted living units. Pursuant to these management agreements and the new pooling agreements, we receive from SNH management

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

fees equal to either 3% or 5% of the gross revenues realized at the applicable communities, reimbursement for our direct costs and expenses related to such communities, annual incentive fees if certain operating results at those communities are achieved and fees for our supervision of capital expenditure projects at those communities equal to 3% of amounts funded by SNH.

We earned management fees of $3.6 million and $2.8 million from the senior living communities we manage for the account of SNH and its related entities for the three months ended March 31, 2017 and 2016, respectively. Included in the 2017 amount were fees we earned for our supervision of capital expenditure projects at the communities we managed for the account of SNH of $264,000 for the three months ended March 31, 2017.

For further information regarding our leases and management agreements and other transactions with SNH, see Notes 9, 10, 12 and 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, and Notes 9, 11, 13 and 16 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent pursuant to our leases with SNH) and principal and interest payments on our debt.

Certain industry trends have negatively affected our revenues and business, and may continue to do so. See "—General Industry Trends" in Part I, Item 2 of this Quarterly Report for further information regarding general industry trends.

The majority of our senior living revenue comes from residents who pay privately for our services. At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 22.4% and 21.9% of our consolidated revenues from continuing operations from these government funded programs during the three months ended March 31, 2017 and 2016, respectively. Our net Medicare revenues from services to senior living community residents from continuing operations totaled $30.3 million and $28.8 million during the three months ended March 31, 2017 and 2016, respectively. Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $31.3 million and $31.5 million during the three months ended March 31, 2017 and 2016, respectively.

On March 24, 2017, the United States House of Representatives withdrew the previously proposed American Health Care Act of 2017, or the AHCA, a bill that was intended to repeal and replace major provisions of the Patient Protection and Affordable Care Act, or the ACA. Although the AHCA was withdrawn, attempts to repeal and replace the ACA may continue. In addition, there have been indications that the Trump Administration and certain members of the United States Congress plan to continue to pursue healthcare regulatory and legislative reforms, including promoting insurance portability and purchasing across state lines as well as giving states more flexibility on how they may spend Medicaid funds. It is unclear what the result of any of these legislative or reform efforts may be or the effect they may have on us.

On March 21, 2017, the Centers for Medicare & Medicaid Services, or CMS, released an interim final rule delaying the effective date of certain quality improvement/pay-for-performance programs under Medicare. This may (or may not) indicate that corresponding actions may be taken for similar programs, including programs impacting our SNF operations.

On March 15, 2017, the Medicare Payment Advisory Commission, or MedPAC, released recommendations to Congress regarding how Medicare fee-for-service payment system rates should be adjusted in 2018. MedPAC focused on post-acute care services, including SNF and home health services. MedPAC reiterated its previous recommendation for the adoption of a uniform Medicare post-acute care prospective payment system that bases payments on patient characteristics. In the short term, MedPAC recommended that Congress, among other things, eliminate SNF payment increases for fiscal years 2018 and 2019 and implement previous SNF payment reform recommendations intended to adjust payment rates.

On April 27, 2017, CMS issued a proposed rule updating Medicare payments to SNFs under the prospective payment system (PPS) for federal fiscal year 2018, which CMS estimates would increase payments to SNFs by an aggregate of 1.0% compared to federal fiscal year 2017. Additionally, in the proposed rule, CMS proposed to revise and rebase the market basket index for federal fiscal year 2018 and subsequent federal fiscal years by updating the base year from 2010 to 2014, and by adding a new cost category for Installation, Maintenance, and Repair Services. CMS also proposed additional polices, measures and data reporting requirements for the Skilled Nursing Facility Quality Reporting Program, as well as requirements for the Skilled Nursing Facility Value-Based Purchasing Program, including an exchange function to translate SNF performance scores calculated using the program’s scoring methodology into certain incentive payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, on April 27, 2017, CMS released a separate advance notice of proposed rulemaking. The advance notice was intended to solicit public comments by June 26, 2017 on potential options CMS may consider for revising certain aspects of the existing SNF PPS payment methodology, based on the results of CMS’s SNF Payment Models Research project. In particular, CMS is seeking comments on the possibility of replacing the existing case-mix classification model, the Resource Utilization Groups, Version 4, or RUG-IV, with a new model, the Resident Classification System, Version I, or RCS-I.

Because of the current and projected federal budget deficit, other federal spending and policy priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to not increase rates to match our increasing expenses, and that such changes may be adverse and material to our operations and to our future financial results.

For further information regarding the government healthcare funding and regulation of our business, see the sections captioned “Business—Government Regulation and Reimbursement” in Part I, Item I, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part II, Item 7, of our Annual Report.

Off Balance Sheet Arrangements

As of March 31, 2017, certain of our assets, including accounts receivable, with a carrying value of $14.5 million, related to our operation of 17 communities we lease from SNH, were pledged as collateral for SNH’s borrowings from its lender, FNMA.  On April 28, 2017, SNH prepaid those borrowings and, as a result, our assets will no longer be pledged as collateral. As of March 31, 2017, we had no other off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financings and Covenants

In February 2017, we replaced our prior $100.0 million secured revolving credit facility, which was scheduled to mature in April 2017, with our new $100.0 million secured revolving credit facility. The terms of our credit facility are substantially similar to those of our prior credit facility. We are required to pay interest at an annual rate of LIBOR plus a premium of 250 basis points, or 3.29% as of March 31, 2017, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. As of March 31, 2017, we had a letter of credit for $0.2 million outstanding under our credit facility and $59.9 million in aggregate principal amount of outstanding mortgage debts. As of March 31, 2017, we believe we were in compliance with all applicable covenants under our debt agreements. As of May 4, 2017, we had letters of credit issued under our credit facility an aggregate of $0.5 million and $99.5 million available for borrowing under our credit facility.

For further information regarding our debt financings and covenants, see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust and others related to them. For example: SNH is our former parent company, our largest landlord, the owner of the senior living communities that we manage and the owner of 8.5% of our outstanding common shares; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to SNH; RMR LLC employs our President and Chief Executive Officer, our Chief Financial Officer and Treasurer and our Senior Vice President and General Counsel; one of our Managing Directors, Barry Portnoy, and his son, Adam Portnoy, in aggregate beneficially own, directly and indirectly, 36.7% of our common shares, and a subsidiary of ABP Trust, an entity owned by them, is the landlord for our headquarters; and ABP Trust is the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have directors, trustees and officers who are also directors, trustees or officers of us, SNH, RMR LLC or RMR Inc., including: D&R Yonkers LLC, which is owned by our Chief Financial Officer and Treasurer and SNH’s president and chief operating officer and to which we provide management services; and AIC, of which we, ABP Trust, SNH and four other companies to which RMR LLC provides management services

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders.

For further information about these and other such relationships and related person transactions, see Notes 10, 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in Part I, Item 1A of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement with RMR LLC, our various agreements with SNH and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Seasonality

Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, residents at our senior living communities are sometimes discharged to spend time with family and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these and other factors, these communities sometimes produce better operating results in the second and third quarters of a calendar year and worse operating results in the fourth and first calendar quarters. We do not expect these seasonal differences to cause fluctuations in our revenues or operating cash flows to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see the section captioned “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.  Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY, TO OPERATE ADDITIONAL OWNED, LEASED OR MANAGED SENIOR LIVING COMMUNITIES AND TO SELL COMMUNITIES WE OFFER FOR SALE,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE IMPACT OF THE ACA, INCLUDING CURRENT PROPOSALS TO REPEAL AND REPLACE THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

•	OTHER MATTERS.

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

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,

•	COMPETITION WITHIN THE SENIOR LIVING SERVICES BUSINESS,

•	INCREASES IN TORT AND INSURANCE LIABILITY COSTS,

•	INCREASES IN OUR LABOR COSTS OR IN COSTS WE PAY FOR GOODS AND SERVICES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING DIRECTORS, SNH, RMR LLC, ABP TRUST, AIC AND OTHERS AFFILIATED WITH THEM,

•	DELAYS OR NONPAYMENTS OF GOVERNMENT PAYMENTS TO US THAT COULD RESULT FROM GOVERNMENT SHUTDOWNS OR OTHER CIRCUMSTANCES,

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

•
WE EXPECT TO ENTER INTO ADDITIONAL LEASE OR MANAGEMENT ARRANGEMENTS WITH SNH FOR ADDITIONAL SENIOR LIVING COMMUNITIES THAT SNH OWNS OR MAY ACQUIRE IN THE FUTURE. HOWEVER, WE CANNOT BE SURE THAT WE WILL ENTER INTO ANY ADDITIONAL LEASES, MANAGEMENT ARRANGEMENTS OR OTHER TRANSACTIONS WITH SNH,

•
OUR ABILITY TO OPERATE NEW SENIOR LIVING COMMUNITIES PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW COMMUNITIES INTO OUR EXISTING OPERATIONS, AS WELL AS SOME FACTORS WHICH ARE BEYOND OUR CONTROL SUCH AS THE DEMAND FOR OUR SERVICES ARISING FROM ECONOMIC CONDITIONS GENERALLY AND COMPETITION FROM OTHER PROVIDERS OF SENIOR LIVING SERVICES. WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE, OPERATE, COMPETE AND PROFITABLY MANAGE NEW COMMUNITIES,

•
OUR BELIEF THAT THE AGING OF THE U.S. POPULATION AND INCREASING LIFE SPANS OF SENIORS WILL INCREASE DEMAND FOR SENIOR LIVING COMMUNITIES AND SERVICES MAY NOT BE REALIZED OR MAY NOT RESULT IN INCREASED DEMAND FOR OUR SERVICES,

•
AT MARCH 31, 2017, WE HAD $13.7 MILLION OF UNRESTRICTED CASH AND CASH EQUIVALENTS AND $99.8 MILLION AVAILABLE FOR BORROWING UNDER OUR CREDIT FACILITY. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE HAVE SUFFICIENT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, SNH IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS WE MAY MAKE TO THE LEASED COMMUNITIES. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•
CIRCUMSTANCES THAT ADVERSELY AFFECT THE ABILITY OF SENIORS OR THEIR FAMILIES TO PAY FOR OUR SERVICES, SUCH AS ECONOMIC DOWNTURNS, WEAK HOUSING MARKET CONDITIONS, HIGHER LEVELS OF UNEMPLOYMENT AMONG OUR POTENTIAL RESIDENTS' FAMILY MEMBERS, LOWER LEVELS OF CONSUMER CONFIDENCE, STOCK MARKET VOLATILITY AND/OR CHANGES IN DEMOGRAPHICS GENERALLY COULD AFFECT THE PROFITABILITY OF OUR SENIOR LIVING COMMUNITIES,

•
RESIDENTS WHO PAY FOR OUR SERVICES WITH THEIR PRIVATE RESOURCES MAY BECOME UNABLE TO AFFORD OUR SERVICES, RESULTING IN DECREASED OCCUPANCY AND DECREASED REVENUES AT OUR SENIOR LIVING COMMUNITIES AND OUR INCREASED RELIANCE ON LOWER RATES FROM GOVERNMENT AGENCIES AND OTHER PAYERS,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•	THE OPTIONS TO EXTEND THE MATURITY DATE OF OUR CREDIT FACILITY ARE SUBJECT TO OUR PAYMENT OF EXTENSION FEES AND MEETING OTHER CONDITIONS, BUT THE APPLICABLE CONDITIONS MAY NOT BE MET,

•	ACTUAL COSTS UNDER OUR CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT FACILITY,

•
THE AMOUNT OF AVAILABLE BORROWINGS UNDER OUR CREDIT FACILITY IS SUBJECT TO OUR HAVING QUALIFIED COLLATERAL, WHICH IS PRIMARILY BASED ON THE VALUE OF THE ASSETS SECURING OUR OBLIGATIONS UNDER OUR CREDIT FACILITY. ACCORDINGLY, THE MAXIMUM AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY AT ANY TIME MAY BE LESS THAN $100.0 MILLION.  ALSO, THE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•
WE BELIEVE THAT OUR LIABILITY INSURER MAY BE FINANCIALLY RESPONSIBLE FOR MORE THAN IT HAS PAID IN CONNECTION WITH OUR SETTLEMENT OF THE ARIZONA LITIGATION AND WE ARE SEEKING ADDITIONAL PAYMENTS FROM OUR LIABILITY INSURER. HOWEVER, OUR LIABILITY INSURER HAS DENIED COVERAGE FOR ANY ADDITIONAL AMOUNTS. WE CANNOT PREDICT THE OUTCOME OF OUR ONGOING NEGOTIATIONS OR ANY POTENTIAL FUTURE LITIGATION WITH OUR LIABILITY INSURER, AND ANY POTENTIAL LITIGATION BETWEEN US AND OUR LIABILITY INSURER MAY ITSELF BE EXPENSIVE,

•
CONTINGENCIES IN OUR AND SNH’S APPLICABLE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR AND SNH'S APPLICABLE PENDING ACQUISITIONS AND SALES AND ANY RELATED LEASE OR MANAGEMENT AGREEMENTS WE OR SNH MAY EXPECT TO ENTER INTO MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•	WE MAY NOT BE ABLE TO SELL PROPERTIES THAT WE MAY SEEK TO SELL ON TERMS ACCEPTABLE TO US OR OTHERWISE,

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
3.1
Composite Copy of Articles of Amendment and Restatement, dated December 5, 2001, as amended to date. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

3.2
Articles Supplementary, as corrected by Certificate of Correction, dated March 19, 2004. (Incorporated by reference to the Company’s registration statement on Form 8-A dated March 19, 2004 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, respectively, File Number 001-16817.)

3.3	Articles Supplementary, dated April 16, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 16, 2014.)
3.4	Amended and Restated Bylaws of the Company, adopted March 3, 2017. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)
4.1	Form of Common Stock Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)
4.2
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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: May 5, 2017

/s/ Richard A. Doyle
Richard A. Doyle
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 5, 2017