Form 10-Q
period 2017-06-30
FIVE STAR SENIOR LIVING INC.
filed 2017-08-02
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No  ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of August 1, 2017:  50,055,212.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
JUNE 30, 2017

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.   Financial Information
Item 1.  Condensed Consolidated Financial Statements

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,200	$16,608
Accounts receivable, net of allowance of $4,148 and $3,191 at June 30, 2017 and December 31, 2016, respectively	39,249	38,324
Due from related persons	10,663	17,010
Investments in available for sale securities, of which $13,332 and $9,659 are restricted at June 30, 2017 and December 31, 2016, respectively	25,045	24,081
Restricted cash	19,804	15,059
Prepaid expenses and other current assets	16,665	17,295
Assets of discontinued operations	—	1,010
Total current assets	118,626	129,387

Property and equipment, net	351,348	351,929
Equity investment of an investee	7,798	7,116
Restricted cash	1,276	1,909
Restricted investments in available for sale securities	12,648	16,589
Other long term assets	4,401	2,804
Total assets	$496,097	$509,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable and accrued expenses	68,478	68,453
Accrued compensation and benefits	39,619	35,939
Due to related persons	18,487	18,378
Mortgage notes payable	14,848	1,903
Accrued real estate taxes	12,481	12,784
Security deposits and current portion of continuing care contracts	4,471	5,099
Other current liabilities	37,356	30,430
Liabilities of discontinued operations	—	7
Total current liabilities	195,740	172,993

Long term liabilities:
Mortgage notes payable	44,609	58,494
Accrued self insurance obligations	29,953	36,637
Deferred gain on sale and leaseback transaction with Senior Housing Properties Trust	69,391	72,695
Other long term liabilities	4,615	4,649
Total long term liabilities	148,568	172,475

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 50,055,212 and 49,995,932 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	500	500
Additional paid in capital	360,411	359,853
Accumulated deficit	(212,814)	(199,521)
Accumulated other comprehensive income	3,692	3,434
Total shareholders’ equity	151,789	164,266
	$496,097	$509,734
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Senior living revenue	$278,967	$279,023	$559,421	$559,113
Management fee revenue	3,554	2,815	7,117	5,619
Reimbursed costs incurred on behalf of managed communities	67,504	61,095	134,176	122,413
Total revenues	350,025	342,933	700,714	687,145

Operating expenses:
Senior living wages and benefits	134,704	135,892	271,039	271,696
Other senior living operating expenses	74,594	71,934	147,881	141,675
Costs incurred on behalf of managed communities	67,504	61,095	134,176	122,413
Rent expense	51,514	50,117	102,745	100,212
General and administrative expenses	19,345	17,573	38,882	35,676
Depreciation and amortization expense	9,801	9,850	19,287	19,449
Long lived asset impairment	176	—	386	306
Total operating expenses	357,638	346,461	714,396	691,427

Operating loss	(7,613)	(3,528)	(13,682)	(4,282)

Interest, dividend and other income	208	264	392	529
Interest and other expense	(1,083)	(1,511)	(2,061)	(3,012)
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income, net of tax	242	344	281	235

Loss from continuing operations before income taxes and equity in earnings of an investee	(8,246)	(4,431)	(15,070)	(6,530)
Benefit (provision) for income taxes	1,366	(3,486)	1,275	(3,775)
Equity in earnings of an investee, net of tax	374	17	502	94
Loss from continuing operations	(6,506)	(7,900)	(13,293)	(10,211)
Income (loss) from discontinued operations	—	234	—	(78)

Net loss	$(6,506)	$(7,666)	$(13,293)	$(10,289)

Weighted average shares outstanding—basic and diluted	49,192	48,813	49,177	48,802

Basic and diluted loss per share from:
Continuing operations	$(0.13)	$(0.16)	$(0.27)	$(0.21)
Discontinued operations	—	—	—	—
Net loss per share—basic and diluted	$(0.13)	$(0.16)	$(0.27)	$(0.21)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(6,506)	$(7,666)	$(13,293)	$(10,289)
Other comprehensive income:
Unrealized gain (loss) on investments in available for sale securities, net of tax	87	(99)	359	826
Equity in unrealized gain of an investee, net of tax	58	43	180	95
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax	(242)	(344)	(281)	(235)
Other comprehensive (loss) income	(97)	(400)	258	686
Comprehensive loss	$(6,603)	$(8,066)	$(13,035)	$(9,603)
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,293)	$(10,289)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	19,287	19,449
Loss from discontinued operations	—	78
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income, net of tax	(281)	(235)
Loss on disposal of property and equipment	113	37
Long lived asset impairment	386	306
Equity in earnings of an investee, net of tax	(502)	(94)
Stock based compensation	558	542
Provision for losses on receivables	2,418	1,899
Amortization of deferred gain on sale and leaseback transaction with Senior Housing Properties Trust	(3,304)	—
Other noncash expense (income) adjustments, net	265	(316)
Changes in assets and liabilities:
Accounts receivable	(3,343)	(979)
Prepaid expenses and other assets	559	76
Accounts payable and accrued expenses	(1,299)	(16,809)
Accrued compensation and benefits	3,680	10,001
Due from (to) related persons, net	6,938	(198)
Other current and long term liabilities	(609)	(6,406)
Cash provided by (used in) operating activities	11,573	(2,938)

Cash flows from investing activities:
Increase in restricted cash and investment accounts, net	(4,112)	(7,263)
Acquisition of property and equipment	(38,012)	(26,981)
Purchases of available for sale securities	(9,389)	(4,987)
Proceeds from sale of property and equipment to Senior Housing Properties Trust	19,308	11,710
Proceeds from sale and leaseback transaction with Senior Housing Properties Trust	—	112,350
Proceeds from sale of available for sale securities	12,791	8,685
Cash (used in) provided by investing activities	(19,414)	93,514

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	35,000	25,000
Repayments of borrowings on revolving credit facility	(35,000)	(65,000)
Repayments of mortgage notes payable	(672)	(621)
Payment of deferred financing fees	(1,898)	(300)
Cash used in financing activities	(2,570)	(40,921)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	1,003	(12)
Net cash used in investing activities	—	(9)
Net cash flows provided by (used in) discontinued operations	1,003	(21)

Change in cash and cash equivalents	(9,408)	49,634
Cash and cash equivalents at beginning of period	16,608	14,672
Cash and cash equivalents at end of period	$7,200	$64,306

Supplemental cash flow information:
Cash paid for interest	$1,914	$2,952
Cash paid for income taxes, net	$198	$932
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
We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of June 30, 2017, we operated 283 senior living communities located in 32 states with 31,820 living units, including 253 primarily independent and assisted living communities with 29,218 living units and 30 SNFs with 2,602 living units.  As of June 30, 2017, we owned and operated 26 communities (2,703 living units), we leased and operated 189 communities (20,311 living units) and we managed 68 communities (8,806 living units).  Our 283 senior living communities, as of June 30, 2017, included 10,773 independent living apartments, 16,167 assisted living suites and 4,880 skilled nursing beds. The foregoing numbers exclude living units categorized as out of service.
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

Note 2. Recent Accounting Pronouncements

On January 1, 2017, we adopted FASB Accounting Standards Update, or ASU, No. 2016-09, Compensation-Stock Compensation (Topic 718), which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU requires prospective recognition of excess tax benefits and deficiencies resulting from share based compensation award vesting and exercises be recognized in our consolidated statements of operations. Previously, these amounts were recognized in additional paid in capital, and were not material to our consolidated financial statements. Excess tax benefits from share based compensation awards will continue to be reported as an operating activity, and cash paid on employees’ behalf related to shares withheld for tax purposes will continue to be classified as a financing activity, in the statement of cash flows. In addition, forfeitures will be recognized as they occur as permitted by this ASU. The implementation of this ASU did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are currently assessing this ASU, but we expect the implementation of this ASU will affect how we record changes in fair value of the available for sale securities that we hold.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. This ASU requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. While we are continuing to assess the impact adopting this ASU may have on our consolidated financial statements, we believe the adoption of this ASU will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities. While the adoption will have no effect on the cash rent we pay, we expect amounts within our statements of operations and comprehensive (loss) income to change materially.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  This ASU clarifies the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. These ASUs may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). We will adopt these ASUs as required effective January 1, 2018 and currently expect to apply the modified retrospective approach. While we are continuing to assess the impact adopting these ASUs (and related clarifying guidance issued by the FASB) will have on our consolidated financial statements, we believe its adoption will not have a material impact on the timing of our revenue recognition. We do expect the adoption will result in expanded disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from our contracts with customers that are included in the scope of these ASUs. A substantial portion of our revenue relates to contracts with residents that are generally short term in nature and fall under ASC Topic 840, Leases, which are specifically excluded from the scope of ASU No. 2014-09. Our contracts with residents and other customers that are included in the scope of these ASUs are also generally short term in nature and revenue is recognized when services are provided. As we complete our evaluation of these ASUs, new information may arise that could change our current understanding of the impact to revenue recognized. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standards setters and the accounting profession and will adjust our assessment and implementation plans accordingly.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

restricted cash and restricted cash equivalents. In the event restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet and disclose information about the nature of the restrictions. ASU No. 2016-18 is effective for reporting periods beginning after December 15, 2017. Upon the adoption of ASU No. 2016-18, we will reconcile both cash and cash equivalents and restricted cash and restricted cash equivalents, whereas under the current guidance we explain the changes during the period for cash and cash equivalents only.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or of businesses. The amendments in this ASU provide a screen to determine when an acquired set of activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets are not a business. This ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact adopting this ASU will have on our consolidated financial statements, but we expect that most future acquisitions, if completed with terms similar to historical transactions, will be treated as acquisitions of assets rather than as business combinations, as substantially all of the fair value of the assets we typically acquire is concentrated in real estate. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under business combination guidance.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), which shortens the amortization period for certain callable debt securities held at a premium. Specifically, this ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), which provides additional guidance on which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. This ASU is effective for reporting periods beginning after December 15, 2017. We are continuing to evaluate ASU No. 2017-09; however, we do not expect its adoption to have a material impact in our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consists of the following:

	June 30, 2017	December 31, 2016
Land	$22,249	$22,261
Buildings and improvements	305,430	304,044
Furniture, fixtures and equipment	208,103	193,286
Property and equipment, at cost	535,782	519,591
Accumulated depreciation	(184,434)	(167,662)
Property and equipment, net	$351,348	$351,929

We recorded depreciation expense relating to our property and equipment of $9,729 and $9,197 for the three months ended June 30, 2017 and 2016, respectively, and $19,131 and $18,143 for the six months ended June 30, 2017 and 2016, respectively.

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $176 and $0 of impairment charges to certain of our long lived assets in continuing operations for the three months ended June 30, 2017 and 2016, respectively, and $386 and $306 for the six months ended June 30, 2017 and 2016, respectively.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

As of June 30, 2017, we had $3,215 of assets related to our leased senior living communities included in our property and equipment that we expect to request Senior Housing Properties Trust, or, together with its subsidiaries, SNH, to purchase from us for an increase in future rent; however, SNH is not obligated to purchase such amounts. See Note 10 for further information regarding our leases and other arrangements with SNH.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the six months ended June 30, 2017:

	Equity Investment of an Investee	Investments in Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2017	$182	$3,252	$3,434
Unrealized gain on investments, net of tax	—	359	359
Equity in unrealized gain of an investee, net of tax	180	—	180
Reclassification adjustment:
Realized gain on investments, net of tax	—	(281)	(281)
Balance at June 30, 2017	$362	$3,330	$3,692

Accumulated other comprehensive income represents the unrealized gains and losses of our investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC. See Note 12 for further information regarding our arrangements with AIC.

Note 5.  Income Taxes

We recognized a benefit for income taxes from continuing operations of $1,366 and $1,275 for the three and six months ended June 30, 2017, respectively. We recognized a provision for income taxes from continuing operations of $3,486 and $3,775 for the three and six months ended June 30, 2016, respectively. The benefit for income taxes for the three and six months ended June 30, 2017 is due primarily to monetizing alternative minimum tax credits in the second quarter of 2017. The provision for income taxes for the three and six months ended June 30, 2016 is due primarily to the sale and leaseback transaction with SNH in June 2016. We did not recognize any income tax expense or benefit from our discontinued operations in the three or six months ended June 30, 2017 or 2016.

We previously determined it was more likely than not that our net deferred tax assets would not be realized and concluded that a full valuation allowance was required, which eliminated the amount of our net deferred tax assets recorded in our consolidated balance sheets.  In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

Note 6.  Earnings Per Share

We calculated basic earnings per common share, or EPS, for the three and six months ended June 30, 2017 and 2016 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The three months ended June 30, 2017 and 2016 had 1,097,605 and 930,605, respectively, and the six months ended June 30, 2017 and 2016 had 1,021,037 and 936,424, respectively, of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

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

Recurring Fair Value Measures

The tables below present the assets measured at fair value at June 30, 2017 and December 31, 2016 categorized by the level of inputs used in the valuation of each asset.

	As of June 30, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$21,872	$21,872	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	2,199	2,199	—	—
REIT industry	192	192	—	—
Other	3,833	3,833	—	—
Total equity securities	6,224	6,224	—	—
Debt securities
International bond fund(3)	2,495	—	2,495	—
High yield fund(4)	2,665	—	2,665	—
Industrial bonds	3,435	—	3,435	—
Technology bonds	3,961	—	3,961	—
Government bonds	12,382	11,759	623	—
Energy bonds	1,542	—	1,542	—
Financial bonds	1,200	—	1,200	—
Other	3,789	—	3,789	—
Total debt securities	31,469	11,759	19,710	—
Total available for sale securities	37,693	17,983	19,710	—
Total	$59,565	$39,855	$19,710	$—

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

	As of December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	17,702	17,702
Available for sale securities:(2)
Equity securities
Financial services industry	2,149	2,149	—	—
REIT industry	393	393	—	—
Other	3,901	3,901	—	—
Total equity securities	6,443	6,443	—	—
Debt securities
International bond fund(3)	2,452	—	2,452	—
High yield fund(4)	2,587	—	2,587	—
Industrial bonds	5,394	—	5,394	—
Technology bonds	4,956	—	4,956	—
Government bonds	10,403	6,326	4,077	—
Energy bonds	2,360	—	2,360	—
Financial bonds	1,754	—	1,754	—
Other	4,321	—	4,321	—
Total debt securities	34,227	6,326	27,901	—
Total available for sale securities	40,670	12,769	27,901	—
Total	$58,372	$30,471	$27,901	$—

(1)
Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $19,087 and $14,638 of balances that are restricted at June 30, 2017 and December 31, 2016, respectively.

(2)
As of June 30, 2017, our investments in available for sale securities had a fair value of $37,693 with an amortized cost of $35,384; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,452, net of unrealized losses of $144. As of December 31, 2016, our investments in available for sale securities had a fair value of $40,670 with an amortized cost of $38,537; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,430, net of unrealized losses of $297. At June 30, 2017, 37 of the securities we hold, with a fair value of $11,189, have been in a loss position for less than 12 months and four of the securities we hold, with a fair value of $390, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, or we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the six months ended June 30, 2017 and 2016, we received gross proceeds of $12,791 and $8,685, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $452 and $375, respectively, and gross realized losses totaling $171 and $140, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

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

During the six months ended June 30, 2017, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2017.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

The carrying values of accounts receivable and accounts payable approximate fair value as of June 30, 2017 and December 31, 2016.  The carrying value and fair value of our mortgage notes payable were $59,457 and $63,947, respectively, as of June 30, 2017 and $60,397 and $64,905, respectively, as of December 31, 2016, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

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

The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets and/or internally developed cash flow models, all of which are considered to be Level 3 fair value measurements. We recorded long lived asset impairment charges of $325 for the three months ended March 31, 2016 to reduce the carrying value of an assisted living community we classified as held for sale and in discontinued operations to its estimated fair value, less costs to sell. During the three months ended June 30, 2016, in accordance with FASB ASC 360, Property, Plant and Equipment, we recorded a gain of $213 to increase the carrying value of this community based on an increase in its estimated fair value, less costs to sell.

Note 8.  Indebtedness

We previously had a $100,000 secured revolving credit facility, or our prior credit facility, which was scheduled to mature in April 2017. In February 2017, we replaced our prior credit facility with a new $100,000 secured revolving credit facility, or our credit facility, with terms substantially similar to those of our prior credit facility. We paid fees of $1,898 in connection with the closing of our credit facility, which fees were deferred and will be amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, provides for issuance of letters of credit and matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our credit facility for two, one year periods. We are required to pay interest at an annual rate of LIBOR plus a premium of 250 basis points, or 3.56% as of June 30, 2017, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. We can borrow, repay and re-borrow funds available until maturity, and no principal repayment is due until maturity. The weighted average annual interest rate for borrowings under our credit facility was 5.44% for the six months ended June 30, 2017. We had no borrowings outstanding under our prior credit facility during the six months ended June 30, 2017. As of June 30, 2017, we had letters of credit issued under our credit facility in an aggregate amount of $545 and $99,455 available for borrowing under our credit facility. We incurred aggregate interest expense and other associated costs related to our credit facilities of $305 and $695 for the three months ended June 30, 2017 and 2016, respectively, and $490 and $1,332 for the six months ended June 30, 2017 and 2016, respectively.

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

We also previously had a $25,000 secured revolving line of credit that matured on March 18, 2016, that we did not extend or replace. We had no borrowings outstanding under this line of credit during the six months ended June 30, 2016. We incurred associated costs of $0 and $45 related to this line of credit for the three and six months ended June 30, 2016, respectively.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

In June 2017, we increased our so-called “step up” letter of credit, which is used as security for our workers’ compensation insurance program and is collateralized by approximately $16,730 in cash equivalents and $2,615 in debt securities, from $11,700 to $17,800. This letter of credit matures in June 2018.  We are required to increase the cash collateral under this letter of credit quarterly so that the stated amount of $17,800 is met by March 2018.  At June 30, 2017, the cash collateral is classified as short term restricted cash, which amount includes accumulated interest, and the debt securities collateral is classified as short term investments in available for sale securities, in our condensed consolidated balance sheet. At June 30, 2017, we had six other irrevocable standby letters of credit outstanding, totaling $1,209, which secure certain of our other obligations. These letters of credit currently mature between September 2017 and May 2018 but are renewed annually. Our obligations under these letters of credit either are secured by cash or cash equivalents or issued under our credit facility.

At June 30, 2017, six of our senior living communities were encumbered by mortgages with a carrying value of $59,457: (i) two of our communities were encumbered by Federal National Mortgage Association, or FNMA, mortgages; (ii) two of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgages; and (iii) two of our communities were encumbered by a mortgage from a commercial lender.  These mortgages contain standard mortgage covenants.  We recorded mortgage discounts or premiums in connection with the assumption of certain of these mortgage debts as part of our acquisitions of the encumbered communities in order to record the assumed mortgage debts at their respective estimated fair value. We are amortizing the mortgage discounts or premiums as an increase or reduction of interest expense until the maturity of the respective mortgage debt.  The weighted average annual interest rate on these mortgage debts was 6.26% as of June 30, 2017. Payments of principal and interest are due monthly under these mortgage debts until their respective maturities at varying dates ranging from June 2018 to September 2032.  We incurred mortgage interest expense, net of discount or premium amortization, of $778 and $802 for the three months ended June 30, 2017 and 2016, respectively, and $1,571 and $1,619 for the six months ended June 30, 2017 and 2016, respectively. Our mortgage debts require monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows for our FNMA and FMCC mortgages require applicable FNMA and FMCC approval.
As of June 30, 2017, we believe we were in compliance with all applicable covenants under our credit facility and mortgage debts.

Note 9. Off Balance Sheet Arrangements

Certain of our assets, related to our operation of 17 communities we lease from SNH, were pledged as collateral for SNH’s borrowings from its lender, FNMA. On April 28, 2017, SNH prepaid those borrowings and, as a result, our assets are no longer pledged as collateral. As of June 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 10. Leases and Management Agreements with SNH

Senior Living Communities Leased from SNH. We are SNH’s largest tenant and SNH is our largest landlord. As of June 30, 2017 and 2016, we leased 185 and 184 senior living communities from SNH, respectively. We lease senior living communities from SNH pursuant to five leases with SNH. Our total annual rent payable to SNH as of June 30, 2017 and 2016 was $205,370 and $201,672, respectively, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH in June 2016 described below, was $50,792 and $49,396 for the three months ended June 30, 2017 and 2016, respectively, and $101,302 and $98,770 for the six months ended June 30, 2017 and 2016, respectively, which amounts included estimated percentage rent of $1,391 and $1,387 for the three months ended June 30, 2017 and 2016, respectively, and $2,835 and $2,855 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, we had outstanding rent due and payable to SNH of $18,436 and $18,338, respectively, which are included in due to related persons in our condensed consolidated balance sheets.

Pursuant to the terms of our leases with SNH, for the six months ended June 30, 2017 and 2016, we sold to SNH $19,308 and $11,710, respectively, of improvements to communities leased from SNH. As a result, the annual rent payable by us to SNH increased by approximately $1,547 and $940 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, our property and equipment included $3,215 for similar improvements to communities leased from SNH that we expect

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

to request SNH to purchase from us for an increase in future rent; however, SNH is not obligated to purchase these improvements.

During the quarter ended June 30, 2017, we and SNH agreed to amend the applicable lease for certain construction, expansion and development projects at two senior living communities we lease from SNH. If and when we request SNH to purchase improvements related to these specific projects from us, our annual rent payable to SNH will increase by an amount equal to the interest rate then applicable to SNH’s borrowings under its revolving credit facility plus 2% per annum of the amount SNH purchased. This amount of increased rent will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, our annual rent payable to SNH will be revised to equal the amount determined pursuant to the capital improvement formula specified in the applicable lease.

In June 2016, we entered into an agreement with SNH pursuant to which, on June 29, 2016, we sold seven senior living communities to SNH for an aggregate purchase price of $112,350 and SNH simultaneously leased these communities back to us under a new long term lease agreement. Under the new lease, we are required to pay SNH initial annual rent of $8,426, plus percentage rent beginning in 2018.

In accordance with FASB ASC Topic 840, Leases, the June 2016 sale and leaseback transaction qualifies for sale-leaseback accounting. Accordingly, the gain generated from the sale of $82,644 was deferred and is being amortized as a reduction of rent expense over the initial term of the lease. As of June 30, 2017 and December 31, 2016, the short term part of the deferred gain of $6,609 is included in other current liabilities and the long term part of the deferred gain is included separately in our condensed consolidated balance sheets. We incurred transaction costs of $750 in connection with the sale of the senior living communities to SNH, which amount was expensed in full during the three months ended June 30, 2016.

Senior Living Communities Managed for the Account of SNH and its Related Entities. As of June 30, 2017 and 2016, we managed 68 and 62 senior living communities, respectively, for the account of SNH. We earned management fees of $3,172 and $2,749 from the senior living communities we managed for the account of SNH for the three months ended June 30, 2017 and 2016, respectively, and $6,359 and $5,490 for the six months ended June 30, 2017 and 2016, respectively. In addition, we earned fees for our supervision of capital expenditure projects at the communities we managed for the account of SNH of $236 and $500 for the three and six months ended June 30, 2017, respectively, which amount is included in management fee revenue in our condensed consolidated statement of operations.

During the quarter ended June 30, 2017, we and SNH agreed to amend the applicable management and pooling agreements for a construction, expansion and development project at a senior living community that SNH owns and we manage. SNH’s annual minimum return of invested capital for this specific project will increase by an amount equal to the interest rate then applicable to its borrowings under its revolving credit facility plus 2% per annum. This amount of increased minimum return will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, the amount of annual minimum return of invested capital will be revised to equal the amount determined pursuant to the applicable management and pooling agreements. We and SNH also agreed that the commencement of the measurement period for determining whether the specified annual minimum return under the applicable management and pooling agreements has been achieved will be deferred until 12 months after a certificate of occupancy is issued with respect to the project.
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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns, and we manage, located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC. D&R Yonkers LLC is owned by our Chief Financial Officer and Treasurer and by SNH’s president and chief operating officer. We count the part of this community that we manage for D&R Yonkers LLC and the part of this senior living community we manage for SNH as one senior living community. We earned management fees of $146 and $66 for the three months ended June 30, 2017 and 2016, respectively, and $258 and $129 for the six months ended June 30, 2017 and 2016, respectively, under this management arrangement with D&R Yonkers LLC. These amounts are in addition to the management fees we earn and report for the senior living communities we manage for the account of SNH and are included in management fee revenue in our condensed consolidated statements of operations.

Note 11. Business Management Agreement with RMR LLC

The RMR Group LLC, or RMR LLC, provides business management services to us pursuant to our business management agreement.

Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $2,286 and $2,260 for the three months ended June 30, 2017 and 2016, respectively, and $4,553 and $4,486 for the six months ended June 30, 2017 and 2016, respectively. In addition, we incurred internal audit costs of $67 for the three months ended June 30, 2017 and 2016, respectively, and $134 for the six months ended June 30, 2017 and 2016, respectively, which we reimburse to RMR LLC pursuant to our business management agreement. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

Note 12. Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Directors or officers.
SNH. SNH is currently one of our largest stockholders, owning, as of June 30, 2017, 4,235,000 of our common shares, or 8.5% of our outstanding common shares. We lease from, and manage for the account of, SNH a majority of the senior living communities we operate. RMR LLC provides management services to both us and SNH. See Notes 9, 10 and 13 for further information regarding our relationships, agreements and transactions with SNH and certain parties related to it and us.

Our Manager, RMR LLC. See Note 11 for further information regarding our management agreement with RMR LLC.

ABP Trust. A subsidiary of ABP Trust, which is the indirect controlling shareholder of RMR LLC and which is owned by one of our Managing Directors and his son, is currently our largest stockholder, owning, as of June 30, 2017, 17,999,999 of our common shares, or 36.0% of our outstanding common shares.

We lease our headquarters from another subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $423 and $425 for the three months ended June 30, 2017 and 2016, respectively, and $796 and $952 for the six months ended June 30, 2017 and 2016, respectively.

AIC. We, ABP Trust, SNH and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay aggregate premiums, including taxes and fees of approximately $4,310 in conjunction with this insurance program for the policy year ending June 30, 2018 which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

As of June 30, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,798 and $7,116, respectively. These amounts are presented as equity investment of an investee in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of operations. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC.

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

In September 2016, we sold an assisted living community we owned which was classified as held for sale. As of June 30, 2017, we have no senior living communities or other assets classified as held for sale.

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

As previously disclosed, as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules. As a result of these discoveries, in February 2015, we made a voluntary disclosure of deficiencies to the United States Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG’s Provider Self-Disclosure Protocol. We completed our investigation and assessment of these matters and submitted a final supplemental disclosure to the OIG in May 2015. In June 2016, we settled this matter with the OIG and agreed to pay approximately $8,600 in exchange for a customary release but did not admit any liability. We previously accrued a total liability of $10,100 related to this matter, all of which was accrued at December 31, 2015.  As a result of the accrued liability exceeding the final settlement amount, we recorded an increase to earnings in our results of operations for the three months ended June 30, 2016 of approximately $1,500.  Of the total increase to earnings, $1,000 was recorded as an increase to senior living revenue and $500 as a decrease to other senior living operating expenses in our condensed consolidated statements of operations consistent with the classification of the original charges.

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19,200, which consisted of $2,500 for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered into with the plaintiff, $7,250 was paid to the plaintiff, of which $3,021 was paid by our then liability insurer and the balance by us. We recorded a $4,229 charge for the year ended December 31, 2015 for the net settlement amount we paid. We believe our former liability insurer is financially responsible for more than $3,021, and we have commenced litigation in the Superior Court of Middlesex County, Massachusetts seeking additional payments from our former liability insurer.  We cannot predict the outcome of the litigation with our former liability insurer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report.

GENERAL INDUSTRY TRENDS

The primary market for senior living services is persons age 75 and older, and, according to U.S. Census data, that group is projected to be among the fastest growing age cohort in the United States over the next 20 years. Also, as a result of medical advances, seniors are living longer. Due to these demographic trends, we expect the demand for senior living services to increase for the foreseeable future, although demand may fluctuate and could decline over certain periods and may vary among different types of senior living services.

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

For the past few years, low capital costs appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant number of new senior living communities being developed in recent years. This development activity has increased competitive pressures on us, particularly in certain geographic markets where we own, lease and manage senior living communities, including Arizona, Georgia and Texas. As the recently developed senior living communities begin operations, we expect to have continuing challenges to maintain or increase occupancies and charges at our senior living communities. These challenges are currently negatively impacting our revenues, cash flows and results from operations and we expect these competitive challenges to continue for at least the next few years.

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
Key Statistical Data For the Three Months Ended June 30, 2017 and 2016:
The following tables present a summary of our operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(dollars in thousands, except average monthly rate)	2017	2016	Change	%/bps Change
Senior living revenue	$278,967	$279,023	$(56)	—%
Management fee revenue	3,554	2,815	739	26.3%
Reimbursed costs incurred on behalf of managed communities	67,504	61,095	6,409	10.5%
Total revenues	350,025	342,933	7,092	2.1%
Senior living wages and benefits	(134,704)	(135,892)	1,188	(0.9)%
Other senior living operating expenses	(74,594)	(71,934)	(2,660)	3.7%
Costs incurred on behalf of managed communities	(67,504)	(61,095)	(6,409)	10.5%
Rent expense	(51,514)	(50,117)	(1,397)	2.8%
General and administrative expenses	(19,345)	(17,573)	(1,772)	10.1%
Depreciation and amortization expense	(9,801)	(9,850)	49	(0.5)%
Long lived asset impairment	(176)	—	(176)	100.0%
Interest, dividend and other income	208	264	(56)	(21.2)%
Interest and other expense	(1,083)	(1,511)	428	(28.3)%
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income, net of tax	242	344	(102)	(29.7)%
Benefit (provision) for income taxes	1,366	(3,486)	4,852	(139.2)%
Equity in earnings of an investee, net of tax	374	17	357	2,100.0%
Loss from continuing operations	$(6,506)	$(7,900)	$1,394	(17.6)%
Total number of communities (end of period):
Owned and leased communities (1)	215	214	1	0.5%
Managed communities	68	62	6	9.7%
Number of total communities (1)	283	276	7	2.5%
Total number of living units (end of period):
Owned and leased living units (1)(2)	23,014	22,952	62	0.3%
Managed living units (2)	8,806	8,239	567	6.9%
Number of total living units (1)(2)	31,820	31,191	629	2.0%
Owned and leased communities (1):
Occupancy % (2)	83.1%	84.3%	n/a	(120)	bps
Average monthly rate (3)	$4,715	$4,657	$58	1.2%
Percent of senior living revenue from Medicaid	11.9%	11.4%	n/a	50	bps
Percent of senior living revenue from Medicare	10.4%	10.1%	n/a	30	bps
Percent of senior living revenue from private and other sources	77.7%	78.5%	n/a	(80)	bps

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since April 1, 2016):

	Three Months Ended June 30,
(dollars in thousands, except average monthly rate)	2017	2016	Change	%/bps Change
Senior living revenue	$277,811	$279,008	$(1,197)	(0.4)%
Management fee revenue	2,976	2,815	161	5.7%
Senior living wages and benefits	(134,249)	(135,707)	1,458	(1.1)%
Other senior living operating expenses	(74,245)	(71,548)	(2,697)	3.8%
Total number of communities (end of period):
Owned and leased communities (1)	213	213	—	—%
Managed communities	60	60	—	—%
Number of total communities (1)	273	273	—	—%
Total number of living units (end of period):
Owned and leased living units (1)(2)	22,888	22,952	(64)	(0.3)%
Managed living units (2)	8,103	8,101	2	—%
Number of total living units (1)(2)	30,991	31,053	(62)	(0.2)%
Owned and leased communities (1):
Occupancy % (2)	83.0%	84.3%	n/a	(130)	bps
Average monthly rate (3)	$4,725	$4,657	$63	1.4%
Percent of senior living revenue from Medicaid	12.0%	11.4%	n/a	60	bps
Percent of senior living revenue from Medicare	10.4%	10.1%	n/a	30	bps
Percent of senior living revenue from private and other sources	77.6%	78.4%	n/a	(80)	bps

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
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Senior living revenue. Senior living revenue for the three months ended June 30, 2017 was approximately unchanged compared to the same period in 2016 primarily due to an increase in average monthly rates to residents who pay privately for services and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016, offset by a decrease in occupancy and a $1.0 million reversal in revenue reserves in 2016 as a result of the final settlement amount of the Medicare compliance assessment at one of our SNFs, or the Compliance Assessment, being less than the previously estimated amount.

Management fee revenue. Management fee revenue increased by 26.3% for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in the number of managed communities from 62 to 68, as well as an increase in the base management fee to 5% from 3% under our management agreements with SNH for certain communities and additional fees for our supervision of capital expenditure projects by us at the communities we manage for the account of SNH, both of which became effective on July 1, 2016.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 10.5% for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in the number of managed communities from 62 to 68.

Senior living wages and benefits. Senior living wages and benefits decreased by 0.9% for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to decreases in employee health insurance and workers' compensation costs, partially offset by annual wage increases and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 3.7% for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in repairs and maintenance expenses, professional and general liability insurance expenses, a $0.5 million reversal in accrued liability in 2016 for estimated penalties related to the Compliance Assessment and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rent expense. Rent expense increased by 2.8% for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2016 pursuant to our leases with SNH, an increase in the number of leased communities due to the June 2016 sale and leaseback transaction and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016, partially offset by amortization of the deferred gain we realized from the June 2016 sale and leaseback transaction.

General and administrative expenses. General and administrative expenses increased by 10.1% for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to increases in corporate wages and benefits and purchased services.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 0.5% for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to our sale of seven communities to SNH in the June 2016 sale and leaseback transaction, partially offset by capital expenditures at our owned and leased communities (net of our sales of capital improvements to SNH at our leased communities).

Long lived asset impairment. For the three months ended June 30, 2017 we recorded non-cash charges for long lived asset impairment of $0.2 million to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income decreased by 21.2% for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to lower investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense decreased by 28.3% for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to decreased borrowings under our credit facilities.

Gain on available for sale securities reclassified from accumulated other comprehensive income, net of tax. Gain on sale of available for sale securities reclassified from accumulated other comprehensive income represents our realized gain on investments.

Benefit (provision) for income taxes. For the three months ended June 30, 2017 and 2016, we recognized a benefit for income taxes from continuing operations of $1.4 million and a provision for income taxes from continuing operations of $3.5 million, respectively. The benefit for income taxes for the three months ended June 30, 2017 is due primarily to monetizing alternative minimum tax credits in the second quarter of 2017. The provision for income taxes for the three months ended June 30, 2016 is due primarily to the sale and leaseback transaction with SNH in June 2016.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from AIC.
Discontinued operations:
We recorded income from discontinued operations for the three months ended June 30, 2016 of $0.2 million. The income from discontinued operations was primarily due to a gain to increase the carrying value of the senior living community we sold in September 2016 which was classified as held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Six Months Ended June 30, 2017 and 2016:
The following tables present a summary of our operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(dollars in thousands, except average monthly rate)	2017	2016	Change	%/bps Change
Senior living revenue	$559,421	$559,113	$308	0.1%
Management fee revenue	7,117	5,619	1,498	26.7%
Reimbursed costs incurred on behalf of managed communities	134,176	122,413	11,763	9.6%
Total revenues	700,714	687,145	13,569	2.0%
Senior living wages and benefits	(271,039)	(271,696)	657	(0.2)%
Other senior living operating expenses	(147,881)	(141,675)	(6,206)	4.4%
Costs incurred on behalf of managed communities	(134,176)	(122,413)	(11,763)	9.6%
Rent expense	(102,745)	(100,212)	(2,533)	2.5%
General and administrative expenses	(38,882)	(35,676)	(3,206)	9.0%
Depreciation and amortization expense	(19,287)	(19,449)	162	(0.8)%
Long lived asset impairment	(386)	(306)	(80)	26.1%
Interest, dividend and other income	392	529	(137)	(25.9)%
Interest and other expense	(2,061)	(3,012)	951	(31.6)%
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income, net of tax	281	235	46	19.6%
Benefit (provision) for income taxes	1,275	(3,775)	5,050	(133.8)%
Equity in earnings of an investee, net of tax	502	94	408	434.0%
Loss from continuing operations	$(13,293)	$(10,211)	$(3,082)	30.2%
Total number of communities (end of period):
Owned and leased communities (1)	215	214	1	0.5%
Managed communities	68	62	6	9.7%
Number of total communities (1)	283	276	7	2.5%
Total number of living units (end of period):
Owned and leased living units (1)(2)	23,014	22,952	62	0.3%
Managed living units (2)	8,806	8,239	567	6.9%
Number of total living units (1)(2)	31,820	31,191	629	2.0%
Owned and leased communities (1):
Occupancy % (2)	83.3%	84.7%	n/a	(140)	bps
Average monthly rate (3)	$4,735	$4,655	$80	1.7%
Percent of senior living revenue from Medicaid	11.7%	11.4%	n/a	30	bps
Percent of senior living revenue from Medicare	10.7%	10.3%	n/a	40	bps
Percent of senior living revenue from private and other sources	77.6%	78.3%	n/a	(70)	bps

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2016):

	Six Months Ended June 30,
(dollars in thousands, except average monthly rate)	2017	2016	Change	%/bps Change
Senior living revenue	$557,114	$557,706	$(592)	(0.1)%
Management fee revenue	5,923	5,587	336	6.0%
Senior living wages and benefits	(270,076)	(270,368)	292	(0.1)%
Other senior living operating expenses	(147,212)	(140,634)	(6,578)	4.7%
Total number of communities (end of period):
Owned and leased communities (1)	213	213	—	—%
Managed communities	60	60	—	—%
Number of total communities (1)	273	273	—	—%
Total number of living units (end of period):
Owned and leased living units (1)(2)	22,888	22,952	(64)	(0.3)%
Managed living units (2)	8,103	8,101	2	—%
Number of total living units (1)(2)	30,991	31,053	(62)	(0.2)%
Owned and leased communities (1):
Occupancy % (2)	83.3%	84.7%	n/a	(140)	bps
Average monthly rate (3)	$4,745	$4,643	$63	1.4%
Percent of senior living revenue from Medicaid	11.7%	11.3%	n/a	40	bps
Percent of senior living revenue from Medicare	10.7%	10.3%	n/a	40	bps
Percent of senior living revenue from private and other sources	77.6%	78.4%	n/a	(80)	bps

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
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Senior living revenue. Senior living revenue for the six months ended June 30, 2017 was approximately unchanged compared to the same period in 2016 primarily due to an increase in average monthly rates to residents who pay privately for services and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016, offset by a decrease in occupancy and a $1.0 million reversal in revenue reserves in 2016 as a result of the final settlement amount of the Compliance Assessment being less than the previously estimated amount. In addition, revenues from ancillary services, such as rehabilitation and wellness services, contributed approximately $1.0 million of additional senior living revenue compared to the same period in 2016.

Management fee revenue. Management fee revenue increased by 26.7% for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in the number of managed communities from 62 to 68 as well as an increase in the base management fee to 5% from 3% under our management agreements with SNH for certain communities and additional fees for our supervision of capital expenditure projects by us at the communities we manage for the account of SNH, both of which became effective on July 1, 2016.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 9.6% for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in the number of managed communities from 62 to 68.

Senior living wages and benefits. Senior living wages and benefits decreased by 0.2% for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to decreases in employee health insurance and workers' compensation insurance costs, partially offset by annual wage increases and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 4.4% for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in repairs and maintenance expenses, professional and general liability insurance expenses, a $0.5 million reversal in accrued liability in 2016 for estimated penalties related to the Compliance Assessment and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rent expense. Rent expense increased by 2.5% for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2016 pursuant to our leases with SNH, an increase in the number of leased communities due to the June 2016 sale and leaseback transaction and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016, partially offset by amortization of the deferred gain we realized from the June 2016 sale and leaseback transaction.

General and administrative expenses. General and administrative expenses increased by 9.0% for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to increases in corporate wages and benefits, purchased services and marketing expenses.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 0.8% for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to our sale of seven communities to SNH in the June 2016 sale and leaseback transaction, partially offset by capital expenditures at our owned and leased communities (net of our sales of capital improvements to SNH at our leased communities).

Long lived asset impairment. For the six months ended June 30, 2017 and 2016 we recorded non-cash charges for long lived asset impairment of $0.4 million and $0.3 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income decreased by 25.9% for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to lower investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense decreased by 31.6% for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to decreased borrowings under our credit facilities.

Gain on available for sale securities reclassified from accumulated other comprehensive income, net of tax. Gain on sale of available for sale securities reclassified from accumulated other comprehensive income represents our realized gain on investments.

Benefit (provision) for income taxes. For the six months ended June 30, 2017 and 2016, we recognized a benefit for income taxes from continuing operations of $1.3 million and a provision for income taxes from continuing operations of $3.8 million, respectively. The benefit for income taxes for the six months ended June 30, 2017 is due primarily to monetizing alternative minimum tax credits in the second quarter of 2017. The provision for income taxes for the six months ended June 30, 2016 is due primarily to the sale and leaseback transaction with SNH in June 2016.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from AIC.
Discontinued operations:
We recorded a loss from discontinued operations for the six months ended June 30, 2016 of $0.1 million. The loss from discontinued operations was primarily due to impairment charges, partially offset by a gain to increase the carrying value of the senior living community we sold in September 2016 which was classified as held for sale.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had $7.2 million of unrestricted cash and cash equivalents and $99.5 million available for borrowing under our credit facility.

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
Our future cash flows from operating activities will depend primarily upon our ability to maintain or increase the occupancy of, and the rental rates at, our senior living communities and our ability to control operating expenses at our senior living communities. If occupancy at our senior living communities continues to decline, the rates we receive from residents who pay for our services with private resources decline, government reimbursement rates are reduced or if we are unable to generate

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

positive cash flows for an extended period for these or other reasons, we expect that we would explore various alternatives to fund our operations. Such alternatives may include further reducing our costs, incurring debt under or in addition to our credit facility, engaging in sale and leaseback or sale and manage back transactions, mortgage financing our owned senior living communities and issuing other debt or equity securities. We may also pursue such funding sources for other business reasons, including growing our business.

Assets and Liabilities

At June 30, 2017, we had $7.2 million of unrestricted cash and cash equivalents compared to $16.6 million at December 31, 2016. Our total current and long term assets were $118.6 million and $377.5 million, respectively, at June 30, 2017, compared to $129.4 million and $380.3 million, respectively, at December 31, 2016.  Our total current and long term liabilities were $195.7 million and $148.6 million, respectively, at June 30, 2017, compared to $173.0 million and $172.5 million, respectively, at December 31, 2016. The decrease in total current assets primarily relates to a decrease in due from related persons because of timing differences in when payments were received, and a decrease in cash and cash equivalents, partially offset by an increase in restricted cash to collateralize the "step up" letter of credit used as security for our workers’ compensation insurance program. The increase in total current liabilities primarily relates to an increase in the short term portion of our mortgage notes payable due to one of our mortgage notes becoming due in June 2018, an increase in other current liabilities due to an increase in the short term portion of accrued self insurance obligations and an increase in accrued compensation and benefits due to timing differences in when the last pay dates prior to the end of each period occurred.

We had cash flows provided by operating activities of $11.6 million for the six months ended June 30, 2017, compared to cash flows used in operating activities of $2.9 million for the same period in 2016. The increase in cash flows provided by operating activities for the six months ended June 30, 2017 was primarily due to the timing of payments made by us for payables and other accrued expenses and received by us from related persons when compared to the same period in 2016 and a settlement payment we made related to our Arizona litigation matter and a payment made to the OIG in connection with the settlement of the Compliance Assessment during the six months ended June 30, 2016, partially offset by lower operating income before non-cash items during the six months ended June 30, 2017, compared to the same period in 2016.

We had cash flows used in investing activities of $19.4 million for the six months ended June 30, 2017, compared to cash flows provided by investing activities of $93.5 million for the same period in 2016, respectively. The decrease in cash flows from investing activities was due to the $112.4 million of net proceeds received from the June 2016 sale and leaseback transaction. Acquisitions of property and equipment, on a net basis after considering the proceeds from sales of such assets to SNH, were $18.7 million and $15.3 million for the six months ended June 30, 2017 and 2016, respectively.

We had cash flows used in financing activities of $2.6 million and $40.9 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash flows used in financing activities for the six months ended June 30, 2017 was due to the repayment during the six months ended June 30, 2016 of $60.0 million of outstanding borrowings under our prior credit facility with part of the proceeds from the June 2016 sale and leaseback transaction.

Our Leases and Management Agreements with SNH

As of June 30, 2017, we leased 185 senior living communities from SNH under five leases.  Our total annual rent payable to SNH as of June 30, 2017 was $205.4 million, excluding percentage rent based on increases in gross revenues at certain communities.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the June 2016 sale and leaseback transaction, was $50.8 million and $49.4 million for the three months ended June 30, 2017 and 2016, respectively, and $101.3 million and $98.8 million for the six months ended June 30, 2017 and 2016, respectively, which included approximately $1.4 million in estimated percentage rent due to SNH for each of the three months ended June 30, 2017 and 2016 and $2.8 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

Upon our request, SNH may purchase capital improvements made at the communities we lease from SNH and increase our rent pursuant to contractual formulas; however, we are not required to offer these improvements for sale to SNH and SNH is not obligated to purchase these improvements from us. During the six months ended June 30, 2017, we sold to SNH $19.3 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

of capital improvements made at the communities we lease from SNH and these purchases resulted in our annual rent being increased by approximately $1.5 million.

During the quarter ended June 30, 2017, we and SNH agreed to amend the applicable lease for certain construction, expansion and development projects at two senior living communities we lease from SNH. If and when we request SNH to purchase improvements related to these specific projects from us, our annual rent payable to SNH will increase by an amount equal to the interest rate then applicable to SNH’s borrowings under its revolving credit facility plus 2% per annum of the amount SNH purchased. This amount of increased rent will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, our annual rent payable to SNH will be revised to equal the amount determined pursuant to the capital improvement formula specified in the applicable lease.

We managed 68 senior living communities for the account of SNH and its related entities as of June 30, 2017, pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreements. Simultaneously with the June 2016 sale and leaseback transaction, we and SNH terminated three of our four then existing pooling agreements and entered into 10 new pooling agreements that combine our management agreements with SNH for senior living communities that include assisted living units. Pursuant to these management agreements and the new pooling agreements, we receive from SNH management fees equal to either 3% or 5% of the gross revenues realized at the applicable communities, reimbursement for our direct costs and expenses related to such communities, annual incentive fees if certain operating results at those communities are achieved and fees for our supervision of capital expenditure projects at those communities equal to 3% of amounts funded by SNH.

We earned management fees of $3.6 million and $2.8 million from the senior living communities we manage for the account of SNH and its related entities for the three months ended June 30, 2017 and 2016, respectively, and $7.1 million and $5.6 million for the six months ended June 30, 2017 and 2016, respectively. Included in the 2017 amounts were fees we earned for our supervision of capital expenditure projects at the communities we managed for the account of SNH of $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

During the quarter ended June 30, 2017, we and SNH agreed to amend the applicable management and pooling agreements for a construction, expansion and development project at a senior living community that SNH owns and we manage. SNH’s annual minimum return of invested capital for this specific project will increase by an amount equal to the interest rate then applicable to its borrowings under its revolving credit facility plus 2% per annum. This amount of increased minimum return will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, the amount of annual minimum return of invested capital will be revised to equal the amount determined pursuant to the applicable management and pooling agreements. We and SNH also agreed that the commencement of the measurement period for determining whether the specified annual minimum return under the applicable management and pooling agreements has been achieved will be deferred until 12 months after a certificate of occupancy is issued with respect to the project.

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

The majority of our senior living revenue comes from residents who pay privately for our services. At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 22.4% and 21.6% of our consolidated revenues from continuing operations from these government funded programs during the six months ended June 30, 2017 and 2016, respectively. Our net Medicare revenues from services to senior living community residents from continuing operations totaled $58.6 million and $56.4 million during the six months ended June 30, 2017 and 2016, respectively. Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $63.9 million and $62.5 million during the six months ended June 30, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 4, 2017, the United States House of Representatives voted to pass the American Health Care Act of 2017, or the AHCA, a bill intended to repeal and replace major provisions of the Patient Protection and Affordable Care Act, or the ACA. On June 26, 2017, the United States Senate released a discussion draft of its proposal, called the Better Care Reconciliation Act of 2017, or BCRA, which is an amended version of the AHCA bill. Although it is unclear whether the AHCA or BCRA will ultimately become law, attempts to repeal or to repeal and replace the ACA will likely continue. In addition, on June 12, 2017, the United States Department of Health and Human Services, or HHS, solicited suggestions for changes that could be made within the existing ACA legal framework to improve health insurance markets and meet the Trump Administration’s reform goals. Through July 12, 2017, HHS sought comments from interested parties to inform its ongoing efforts to create a more patient-centered healthcare system that adheres to the key principles of affordability, accessibility, quality, innovation and empowerment. It is unclear what the result of any of these legislative or reform efforts may be or the effect they may have on us.

On June 14, 2017, the Centers for Medicare & Medicaid Services, or CMS, extended the public comment period from June 26, 2017 to August 25, 2017 for the advance notice of proposed rulemaking regarding potential options for revising certain aspects of the existing Medicare SNF prospective payment system, or PPS. CMS is seeking comments on the possibility of replacing the existing case-mix classification model (the Resource Utilization Groups, Version 4, or RUG-IV) with a new model (the Resident Classification System, Version I, or RCS-I).

On July 31, 2017, CMS issued a final rule updating Medicare payments to SNFs under the PPS for federal fiscal year 2018, which CMS estimates would increase payments to SNFs by an aggregate of 1.0% compared to federal fiscal year 2017. Additionally, in the final rule, CMS revised the market basket index for federal fiscal year 2018 and subsequent federal fiscal years by updating the base year from 2010 to 2014, and by adding a new cost category for Installation, Maintenance, and Repair Services. CMS also adopted additional polices, measures and data reporting requirements for the Skilled Nursing Facility Quality Reporting Program, as well as requirements for the Skilled Nursing Facility Value-Based Purchasing Program, including an exchange function to translate SNF performance scores calculated using the program’s scoring methodology into incentive payments.

Because of the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to increase rates that match our increasing expenses, and that such changes may be material and adverse to our operations and to our future financial results.

For further information regarding the government healthcare funding and regulation of our business, see the sections captioned “Business—Government Regulation and Reimbursement” in Part I, Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part II, Item 7 of our Annual Report and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Off Balance Sheet Arrangements

Certain of our assets, related to our operation of 17 communities we lease from SNH, were pledged as collateral for SNH’s borrowings from its lender, FNMA. On April 28, 2017, SNH prepaid those borrowings and, as a result, our assets are no longer pledged as collateral. As of June 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financings and Covenants

In February 2017, we replaced our prior $100.0 million secured revolving credit facility, which was scheduled to mature in April 2017, with our new $100.0 million secured revolving credit facility. The terms of our credit facility are substantially similar to those of our prior credit facility. We are required to pay interest at an annual rate of LIBOR plus a premium of 250 basis points, or 3.56% as of June 30, 2017, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. As of June 30, 2017, we had letters of credit issued under our credit facility in an aggregate amount of $0.5 million and $59.5 million in aggregate principal amount of outstanding mortgage debts. As of June 30, 2017, we believe we were in compliance with all

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

applicable covenants under our debt agreements. As of August 1, 2017, we had $5.0 million of borrowings outstanding, letters of credit issued under our credit facility in an aggregate amount of $0.5 million and $94.5 million available for borrowing under our credit facility.

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

For further information about these and other such relationships and related person transactions, see Notes 10, 11, 12 and 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in Part I, Item 1A of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement with RMR LLC, our various agreements with SNH and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Seasonality

Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, residents at our senior living communities are sometimes discharged to spend time with family and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these and other factors, our senior living communities sometimes produce better operating results in the second and third quarters of a calendar year and worse operating results in the fourth and first calendar quarters. We do not expect these seasonal differences to cause fluctuations in our revenues or operating cash flows to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY, TO OPERATE ADDITIONAL OWNED, LEASED OR MANAGED SENIOR LIVING COMMUNITIES AND TO SELL COMMUNITIES WE OFFER FOR SALE,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE IMPACT OF THE ACA, INCLUDING CURRENT PROPOSALS TO REPEAL OR TO REPEAL AND REPLACE THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

•	OTHER MATTERS.

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

•
AT JUNE 30, 2017, WE HAD $7.2 MILLION OF UNRESTRICTED CASH AND CASH EQUIVALENTS AND $99.5 MILLION AVAILABLE FOR BORROWING UNDER OUR CREDIT FACILITY. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE HAVE SUFFICIENT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, SNH IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS WE MAY MAKE TO THE LEASED COMMUNITIES. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

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

•
WE BELIEVE THAT OUR FORMER LIABILITY INSURER IS FINANCIALLY RESPONSIBLE FOR MORE THAN IT HAS PAID IN CONNECTION WITH OUR SETTLEMENT OF THE ARIZONA LITIGATION AND WE HAVE COMMENCED LITIGATION SEEKING ADDITIONAL PAYMENTS FROM OUR FORMER LIABILITY INSURER. HOWEVER, OUR FORMER LIABILITY INSURER HAS DENIED COVERAGE FOR ANY ADDITIONAL AMOUNTS. WE CANNOT PREDICT THE OUTCOME OF THE LITIGATION WITH OUR FORMER LIABILITY INSURER, AND THE LITIGATION BETWEEN US AND OUR FORMER LIABILITY INSURER MAY BE EXPENSIVE AND DISTRACTING TO MANAGEMENT,

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

10.1	Five Star Senior Living Inc. Management Incentive Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 15, 2017.)
10.2	Summary of Director Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 15, 2017.)
10.3
Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2017, among certain subsidiaries of the Company, as tenant, and certain subsidiaries of Senior Housing Properties Trust, as landlord. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
99.1
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Senior Housing Properties Trust, regarding the leased senior living community known as the Millcroft Community. (Filed herewith.)

99.2
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Senior Housing Properties Trust, regarding the leased senior living community known as Remington Club. (Filed herewith.)

99.3
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Senior Housing Properties Trust, regarding the managed senior living community known as Tiffany Court. (Filed herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: August 2, 2017

/s/ Richard A. Doyle
Richard A. Doyle
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 2, 2017