Form 10-Q
period 2017-09-30
FIVE STAR SENIOR LIVING INC.
filed 2017-11-09
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No  ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of November 8, 2017:  50,049,312.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
SEPTEMBER 30, 2017

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.   Financial Information
Item 1.  Condensed Consolidated Financial Statements

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,706	$16,608
Accounts receivable, net of allowance of $4,693 and $3,191 at September 30, 2017 and December 31, 2016, respectively	37,489	38,324
Due from related persons	8,149	17,010
Investments in available for sale securities, of which $12,340 and $9,659 are restricted at September 30, 2017 and December 31, 2016, respectively	24,307	24,081
Restricted cash	19,776	15,059
Prepaid expenses and other current assets	25,829	17,295
Assets of discontinued operations	—	1,010
Total current assets	124,256	129,387

Property and equipment, net	346,845	351,929
Equity investment of an investee	7,945	7,116
Restricted cash	1,316	1,909
Restricted investments in available for sale securities	12,220	16,589
Other long term assets	4,474	2,804
Total assets	$497,056	$509,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$5,000	$—
Accounts payable and accrued expenses	73,866	68,453
Accrued compensation and benefits	44,552	35,939
Due to related persons	18,600	18,378
Mortgage notes payable	1,329	1,903
Accrued real estate taxes	17,170	12,784
Security deposits and current portion of continuing care contracts	4,492	5,099
Other current liabilities	37,747	30,430
Liabilities of discontinued operations	—	7
Total current liabilities	202,756	172,993

Long term liabilities:
Mortgage notes payable	44,269	58,494
Accrued self insurance obligations	32,138	36,637
Deferred gain on sale and leaseback transaction with Senior Housing Properties Trust	67,739	72,695
Other long term liabilities	4,551	4,649
Total long term liabilities	148,697	172,475

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 50,049,312 and 49,995,932 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	500	500
Additional paid in capital	360,637	359,853
Accumulated deficit	(219,417)	(199,521)
Accumulated other comprehensive income	3,883	3,434
Total shareholders’ equity	145,603	164,266
	$497,056	$509,734
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Senior living revenue	$279,654	$279,276	$842,938	$842,278
Management fee revenue	3,414	3,336	10,531	8,955
Reimbursed costs incurred on behalf of managed communities	64,033	62,099	194,346	180,623
Total revenues	347,101	344,711	1,047,815	1,031,856

Operating expenses:
Senior living wages and benefits	138,235	139,056	413,137	414,641
Other senior living operating expenses	71,238	70,890	219,119	212,565
Costs incurred on behalf of managed communities	64,033	62,099	194,346	180,623
Rent expense	51,779	50,625	154,524	150,837
General and administrative expenses	17,851	18,542	56,733	54,218
Depreciation and amortization expense	9,753	9,398	29,040	28,847
Long lived asset impairment	142	196	528	502
Total operating expenses	353,031	350,806	1,067,427	1,042,233

Operating loss	(5,930)	(6,095)	(19,612)	(10,377)

Interest, dividend and other income	167	237	559	766
Interest and other expense	(1,139)	(945)	(3,200)	(3,957)
Gain on early extinguishment of debt	143	—	143	—
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income, net of tax	70	12	351	247

Loss from continuing operations before income taxes and equity in earnings of an investee	(6,689)	(6,791)	(21,759)	(13,321)
Benefit (provision) for income taxes	55	934	1,330	(2,841)
Equity in earnings of an investee, net of tax	31	13	533	107
Loss from continuing operations	(6,603)	(5,844)	(19,896)	(16,055)
Loss from discontinued operations	—	(53)	—	(131)

Net loss	$(6,603)	$(5,897)	$(19,896)	$(16,186)

Weighted average shares outstanding—basic and diluted	49,242	48,846	49,199	48,817

Basic and diluted loss per share from:
Continuing operations	$(0.13)	$(0.12)	$(0.40)	$(0.33)
Discontinued operations	—	—	—	—
Net loss per share—basic and diluted	$(0.13)	$(0.12)	$(0.40)	$(0.33)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(6,603)	$(5,897)	$(19,896)	$(16,186)
Other comprehensive income:
Unrealized gain on investments in available for sale securities, net of tax	145	321	504	1,147
Equity in unrealized gain of an investee, net of tax	116	80	296	175
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax	(70)	(12)	(351)	(247)
Other comprehensive income	191	389	449	1,075
Comprehensive loss	$(6,412)	$(5,508)	$(19,447)	$(15,111)
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,896)	$(16,186)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	29,040	28,847
Gain on early extinguishment of debt	(298)	—
Loss from discontinued operations	—	131
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income, net of tax	(351)	(247)
Loss on disposal of property and equipment	202	70
Long lived asset impairment	528	502
Equity in earnings of an investee, net of tax	(533)	(107)
Stock based compensation	784	749
Provision for losses on receivables	3,632	2,598
Amortization of deferred gain on sale and leaseback transaction with Senior Housing Properties Trust	(4,956)	(1,688)
Other noncash expense (income) adjustments, net	325	(375)
Changes in assets and liabilities:
Accounts receivable	(2,797)	(2,809)
Prepaid expenses and other assets	(8,853)	(2,314)
Accounts payable and accrued expenses	3,821	(22,297)
Accrued compensation and benefits	8,613	8,641
Due from related persons, net	9,131	222
Other current and long term liabilities	6,642	(2,716)
Cash provided by (used in) operating activities	25,034	(6,979)

Cash flows from investing activities:
Increase in restricted cash and investment accounts, net	(4,124)	(6,833)
Acquisition of property and equipment	(55,049)	(40,825)
Purchases of available for sale securities	(10,895)	(6,780)
Proceeds from sale of property and equipment to Senior Housing Properties Trust	30,698	15,180
Proceeds from sale of land to Senior Housing Properties Trust	750	—
Proceeds from sale and leaseback transaction with Senior Housing Properties Trust	—	112,350
Proceeds from sale of available for sale securities	15,681	13,508
Cash (used in) provided by investing activities	(22,939)	86,600

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	40,000	25,000
Repayments of borrowings on revolving credit facility	(35,000)	(75,000)
Repayments of mortgage notes payable	(14,111)	(934)
Payment of deferred financing fees	(1,889)	(300)
Cash used in financing activities	(11,000)	(51,234)

Cash flows from discontinued operations:
Net cash provided by operating activities	1,003	130
Net cash used in investing activities	—	(15)
Net cash flows provided by discontinued operations	1,003	115

Change in cash and cash equivalents	(7,902)	28,502
Cash and cash equivalents at beginning of period	16,608	14,672
Cash and cash equivalents at end of period	$8,706	$43,174

Supplemental cash flow information:
Cash paid for interest	$2,913	$3,920
Cash paid for income taxes, net	$275	$2,657
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
We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of September 30, 2017, we operated 283 senior living communities located in 32 states with 31,812 living units, including 253 primarily independent and assisted living communities with 29,210 living units and 30 SNFs with 2,602 living units.  As of September 30, 2017, we owned and operated 26 communities (2,703 living units), we leased and operated 189 communities (20,302 living units) and we managed 68 communities (8,807 living units).  Our 283 senior living communities, as of September 30, 2017, included 10,765 independent living apartments, 16,167 assisted living suites and 4,880 SNF units. The foregoing numbers exclude living units categorized as out of service.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  This ASU clarifies the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Additionally, real estate sales are within the scope of ASU 2014-09, as amended by ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. Under the new ASUs, the income recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the current guidance. As a result, more transactions may qualify as sales of real estate and gains or losses may be recognized sooner. These ASUs may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). We will adopt these ASUs as required effective January 1, 2018 and currently expect to apply the modified retrospective approach. While we are continuing to assess the impact adopting these ASUs (and related clarifying guidance issued by the FASB) will have on our consolidated financial statements, we believe its adoption will not have a material impact on the timing of our revenue recognition. We do expect the adoption will result in expanded disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from our contracts with customers that are included in the scope of these ASUs. A substantial portion of our revenue relates to contracts with residents that are generally short term in nature and fall under ASC Topic 840, Leases, which are specifically excluded from the scope of ASU No. 2014-09. Our contracts with residents and other customers that are included in the scope of these ASUs are also generally short term in nature and revenue is recognized when services are provided. Upon the adoption of these ASUs, we anticipate being required to separately disclose the components of our senior living revenue between lease revenue accounted for under the existing lease guidance and service revenue accounted for under the new ASUs, including non-lease components, such as certain services embedded in our base leasing fees. As we complete our evaluation of these ASUs, new information may arise that could change our current understanding of the impact to revenue recognized. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standards setters and the accounting profession and will adjust our assessment and implementation plans accordingly.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. In the event restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet and disclose information about the nature of the restrictions. ASU No. 2016-18 is effective for reporting periods beginning after December 15, 2017. Upon the adoption of ASU No. 2016-18, we will reconcile both cash and cash equivalents and restricted cash and restricted cash equivalents, whereas under the current guidance we explain the changes during the period for cash and cash equivalents only.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), which provides additional guidance on which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. This ASU is effective for reporting periods beginning after December 15, 2017. We are continuing to evaluate ASU No. 2017-09; however, we do not expect its adoption to have a material impact on our condensed consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consists of the following:

	September 30, 2017	December 31, 2016
Land	$21,499	$22,261
Buildings and improvements	306,848	304,044
Furniture, fixtures and equipment	211,543	193,286
Property and equipment, at cost	539,890	519,591
Accumulated depreciation	(193,045)	(167,662)
Property and equipment, net	$346,845	$351,929

We recorded depreciation expense relating to our property and equipment of $9,732 and $9,147 for the three months ended September 30, 2017 and 2016, respectively, and $28,863 and $27,290 for the nine months ended September 30, 2017 and 2016, respectively.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling and buying similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $142 and $196 of impairment charges to certain of our long lived assets in continuing operations for the three months ended September 30, 2017 and 2016, respectively, and $528 and $502 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, we had $2,583 of assets related to our leased senior living communities included in our property and equipment that we expect to request Senior Housing Properties Trust, or, together with its subsidiaries, SNH, to purchase from us for an increase in future rent; however, SNH is not obligated to purchase such amounts. See Note 10 for further information regarding our leases and other arrangements with SNH.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2017:

	Equity Investment of an Investee	Investments in Available for Sale Securities	Accumulated Other Comprehensive Income
Balance at January 1, 2017	$182	$3,252	$3,434
Unrealized gain on investments, net of tax	—	504	504
Equity in unrealized gain of an investee, net of tax	296	—	296
Reclassification adjustment:
Realized gain on investments, net of tax	—	(351)	(351)
Balance at September 30, 2017	$478	$3,405	$3,883

Accumulated other comprehensive income represents the unrealized gains and losses of our investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC. See Note 12 for further information regarding our arrangements with AIC.

Note 5.  Income Taxes

We recognized a benefit for income taxes from continuing operations of $55 and $1,330 for the three and nine months ended September 30, 2017, respectively. We recognized a benefit for income taxes from continuing operations of $934 for the three months ended September 30, 2016 and a provision for income taxes from continuing operations of $2,841 for the nine months ended September 30, 2016. The benefit for income taxes from continuing operations for the three months ended September 30, 2017 is due primarily to intra-period tax allocation benefits related to the unrealized gains on our available for sale securities, and the benefit for income taxes for the nine months ended September 30, 2017 is due primarily to monetizing alternative minimum tax credits in the second quarter of 2017. The benefit for income taxes for the three months ended September 30, 2016 is due primarily to a reduction of previously accrued estimated state tax expense resulting from the June 2016 sale and leaseback transaction, and the provision for income taxes for the nine months ended September 30, 2016 is due primarily to the June 2016 sale and leaseback transaction. We did not recognize any income tax expense or benefit from our discontinued operations in the three or nine months ended September 30, 2017 or 2016.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Note 6.  Earnings Per Share

We calculated basic earnings per common share, or EPS, for the three and nine months ended September 30, 2017 and 2016 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The three months ended September 30, 2017 and 2016 had 1,053,305 and 821,180, respectively, and the nine months ended September 30, 2017 and 2016 had 1,031,793 and 898,009, respectively, of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Recurring Fair Value Measures

The tables below present the assets measured at fair value at September 30, 2017 and December 31, 2016 categorized by the level of inputs used in the valuation of each asset.

	As of September 30, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$21,902	$21,902	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	2,244	2,244	—	—
REIT industry	146	146	—	—
Other	3,945	3,945	—	—
Total equity securities	6,335	6,335	—	—
Debt securities
International bond fund(3)	2,512	—	2,512	—
High yield fund(4)	2,719	—	2,719	—
Industrial bonds	3,436	—	3,436	—
Technology bonds	2,803	—	2,803	—
Government bonds	11,914	11,292	622	—
Energy bonds	1,543	—	1,543	—
Financial bonds	1,445	—	1,445	—
Other	3,820	—	3,820	—
Total debt securities	30,192	11,292	18,900	—
Total available for sale securities	36,527	17,627	18,900	—
Total	$58,429	$39,529	$18,900	$—

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

(1)
Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $19,091 and $14,638 of balances that are restricted at September 30, 2017 and December 31, 2016, respectively.

(2)
As of September 30, 2017, our investments in available for sale securities had a fair value of $36,527 with an amortized cost of $34,060; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,608, net of unrealized losses of $141. As of December 31, 2016, our investments in available for sale securities had a fair value of $40,670 with an amortized cost of $38,537; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,430, net of unrealized losses of $297. At September 30, 2017, 32 of the securities we hold, with a fair value of $9,288, have been in a loss position for less than 12 months and eight of the securities we hold, with a fair value of $2,032, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, or we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the nine months ended September 30, 2017 and 2016, we received gross proceeds of $15,681 and $13,508, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $528 and $423, respectively, and gross realized losses totaling $177 and $176, respectively. We record gains and losses on the sales of our available for sale securities using the specific identification method.

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

During the nine months ended September 30, 2017, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2017.

The carrying value of accounts receivable and accounts payable approximates fair value as of September 30, 2017 and December 31, 2016.  The carrying value and fair value of our mortgage notes payable were $45,598 and $49,941, respectively, as of September 30, 2017 and $60,397 and $64,905, respectively, as of December 31, 2016, and are categorized in Level 3 of

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

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

The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets and/or internally developed cash flow models, all of which are considered to be Level 3 fair value measurements. We recorded long lived asset impairment charges of $112 for the nine months ended September 30, 2016 to reduce the carrying value of an assisted living community we classified as held for sale and in discontinued operations to its estimated fair value less costs to sell.

Note 8.  Indebtedness

We previously had a $100,000 secured revolving credit facility, or our prior credit facility, which was scheduled to mature in April 2017. In February 2017, we replaced our prior credit facility with our current $100,000 secured revolving credit facility, or our credit facility, with terms substantially similar to those of our prior credit facility. We paid fees of $1,889 in connection with the closing of our credit facility, which fees were deferred and will be amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, provides for issuance of letters of credit and matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our credit facility for two, one year periods. We are required to pay interest at the rate based on, at our option, LIBOR or a base rate, plus a premium, or 3.73% and 5.75%, respectively, per annum as of September 30, 2017, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. We can borrow, repay and re-borrow funds available until maturity, and no principal repayment is due until maturity. The weighted average annual interest rate for borrowings under our credit facility was 5.61% for the nine months ended September 30, 2017. We had no borrowings outstanding under our prior credit facility during the nine months ended September 30, 2017. As of September 30, 2017, we had letters of credit issued under our credit facility in an aggregate amount of $2,724 and $92,276 available for borrowing under our credit facility. We incurred aggregate interest expense and other associated costs related to our credit facilities of $358 and $144 for the three months ended September 30, 2017 and 2016, respectively, and $848 and $1,476 for the nine months ended September 30, 2017 and 2016, respectively.

Certain of our subsidiaries guarantee our obligations under our credit facility, which is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Accordingly, the maximum availability of borrowings under our credit facility at any time may be less than $100,000. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined.  The agreement that governs our credit facility contains a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions to our stockholders in certain circumstances, and requires us to maintain financial ratios and a minimum net worth.

We also previously had a $25,000 secured revolving line of credit that matured on March 18, 2016, that we did not extend or replace. We had no borrowings outstanding under this line of credit during the nine months ended September 30, 2016. We incurred associated costs of $0 and $45 related to this line of credit for the three and nine months ended September 30, 2016, respectively.

In September 2017, we entered a new letter of credit for $1,500 under our credit facility which is used as security for our purchasing cards we utilize at certain senior living communities we operate. This letter of credit matures in October 2018. In June 2017, we increased our so-called “step up” letter of credit, which is used as security for our workers’ compensation insurance program and is collateralized by approximately $16,725 in cash equivalents and $2,618 in debt securities, from

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

$11,700 to $17,800. This letter of credit matures in June 2018 when we expect to be required to renew it and the required amount to be adjusted.  We are required to increase the cash collateral under this letter of credit quarterly so that the stated amount of $17,800 is met by March 2018.  At September 30, 2017, the cash equivalent collateral is classified as short term restricted cash, which amount includes accumulated interest, and the debt securities collateral is classified as short term investments in available for sale securities, in our condensed consolidated balance sheet. At September 30, 2017, we had six other irrevocable standby letters of credit outstanding, totaling $1,224, which secure certain of our other obligations; these letters of credit currently mature between April 2018 and September 2018 and are required to be renewed annually. Our obligations under these letters of credit are issued under our credit facility.

At September 30, 2017, five of our senior living communities were encumbered by mortgages with a carrying value of $45,598: (i) one community was encumbered by a Federal National Mortgage Association, or FNMA, mortgage; (ii) two of our communities were encumbered by Federal Home Loan Mortgage Corporation, or FMCC, mortgages; and (iii) two of our communities were encumbered by a mortgage from a commercial lender.  These mortgages contain standard mortgage covenants.  We recorded mortgage discounts or premiums in connection with the assumption of certain of these mortgage debts as part of our acquisitions of the encumbered communities in order to record the assumed mortgage debts at their respective estimated fair value. We are amortizing the mortgage discounts or premiums as an increase or reduction of interest expense until the maturity of the respective mortgage debt.  The weighted average annual interest rate on these mortgage debts was 6.20% as of September 30, 2017. Payments of principal and interest are due monthly under these mortgage debts until their respective maturities at varying dates ranging from October 2022 to September 2032.  We incurred mortgage interest expense, net of discount or premium amortization, of $781 and $806 for the three months ended September 30, 2017 and 2016, respectively, and $2,352 and $2,425 for the nine months ended September 30, 2017 and 2016, respectively. Our mortgage debts require monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows for our FNMA and FMCC mortgages require applicable FNMA and FMCC approval.
In September 2017, we prepaid one of our FNMA mortgage notes that had a principal balance of $13,105 and required interest at the contracted rate of 6.47% per annum. In connection with this prepayment, we recorded a gain of $143 on early extinguishment of debt, net of unamortized premiums and a prepayment penalty equal to 1% of the principal prepaid.

As of September 30, 2017, we believe we were in compliance with all applicable covenants under our credit facility and mortgage debts.

Note 9. Off Balance Sheet Arrangements

Certain of our assets, related to our operation of 17 communities we lease from SNH, were pledged as collateral for SNH’s borrowings from its lender, FNMA. On April 28, 2017, SNH prepaid those borrowings and, as a result, our assets are no longer pledged as collateral. As of September 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Note 10. Leases and Management Agreements with SNH

Senior Living Communities Leased from SNH. We are SNH’s largest tenant and SNH is our largest landlord. As of September 30, 2017 and 2016, we leased 185 and 183 senior living communities from SNH, respectively. We lease senior living communities from SNH pursuant to five leases with SNH. Our total annual rent payable to SNH as of September 30, 2017 and 2016 was $206,297 and $202,253, respectively, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH in June 2016 described below, was $51,056 and $49,904 for the three months ended September 30, 2017 and 2016, respectively, and $152,358 and $148,675 for the nine months ended September 30, 2017 and 2016, respectively, which amounts included estimated percentage rent of $1,353 and $1,364 for the three months ended September 30, 2017 and 2016, respectively, and $4,190 and $4,219 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, we had outstanding rent due and payable to SNH of $18,473 and $18,338, respectively, which are included in due to related persons in our condensed consolidated balance sheets.

Pursuant to the terms of our leases with SNH, for the nine months ended September 30, 2017 and 2016, we sold to SNH $30,698 and $15,180, respectively, of improvements to communities leased from SNH. As a result, the annual rent payable by

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

us to SNH increased by approximately $2,464 and $1,219, respectively. As of September 30, 2017, our property and equipment included $2,583 for similar improvements to communities leased from SNH that we expect to request SNH to purchase from us for an increase in future rent; however, SNH is not obligated to purchase these improvements.

In August 2017, we sold to SNH a land parcel adjacent to a senior living community located in Delaware that we lease from SNH for $750, excluding closing costs. This land parcel was added to the applicable lease and our annual rent payable to SNH increased by $33 in accordance with the terms of that lease.

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

In accordance with FASB ASC Topic 840, Leases, the June 2016 sale and leaseback transaction qualifies for sale-leaseback accounting. Accordingly, the gain generated from the sale of $82,644 was deferred and is being amortized as a reduction of rent expense over the initial term of the lease. As of September 30, 2017 and December 31, 2016, the short term part of the deferred gain of $6,609 is included in other current liabilities and the long term part of the deferred gain is included separately in our condensed consolidated balance sheets. We incurred transaction costs of $750 in connection with the sale of the senior living communities to SNH, which amount was expensed in full during the three months ended June 30, 2016.

Senior Living Communities Managed for the Account of SNH and its Related Entities. As of September 30, 2017 and 2016, we managed 68 and 63 senior living communities, respectively, for the account of SNH. We earned management fees of $3,199 and $3,005 from the senior living communities we managed for the account of SNH for the three months ended September 30, 2017 and 2016, respectively, and $9,708 and $8,495 for the nine months ended September 30, 2017 and 2016, respectively. In addition, we earned fees for our supervision of capital expenditure projects at the communities we managed for the account of SNH of $128 and $266 for the three months ended September 30, 2017 and 2016, respectively, and $628 and $266 for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in management fee revenue in our condensed consolidated statement of operations for those periods.
In addition to management services, we also provide certain other services to residents at some of the senior living communities we manage for SNH, such as rehabilitation services. At senior living communities we manage for the account of SNH where we provide rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation services. At senior living communities we manage for the account of SNH where we provide both inpatient and outpatient rehabilitation services, SNH generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $1,884 and $1,866 for the three months ended September 30, 2017 and 2016, respectively, and $5,713 and $5,755 for the nine months ended September 30, 2017 and 2016, respectively, for rehabilitation services we provided at senior living communities we manage for the account of SNH and that are payable by SNH. These amounts are included in senior living revenue in our condensed consolidated statement of operations for those periods.
In November 2017, we entered a transaction agreement with SNH pursuant to which we agreed to sell six senior living communities we own to SNH. We will enter management and pooling agreements with SNH as we sell these communities to manage these senior living communities. The aggregate sales price for these six senior living communities is approximately $104,000, including, as of September 30, 2017, $2,413 of mortgage debt that will be prepaid at closing with proceeds from the sale and SNH's assumption of approximately $33,696 of mortgage debt securing certain of these senior living communities and excluding closing costs. These sales are subject to conditions, including SNH’s assumption of certain applicable mortgage debt and receipt of any applicable regulatory approvals. We expect to complete these sales as third party approvals are received between now and the end of the first quarter of 2018; however, the conditions to our sales of these senior living communities may not be met and some or all of these sales and related management and pooling arrangements may not occur, may be delayed or the terms may change.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

The management agreements we and SNH will enter in connection with our sales of these senior living communities will be combined pursuant to two new pooling agreements to be entered between us and SNH. The first new pooling agreement will combine the management agreements for five of these senior living communities. Pursuant to the terms of the management and pooling agreements to be entered for these five senior living communities, SNH will pay us a management fee equal to 5% of the gross revenues realized at these communities plus reimbursement for our direct costs and expenses related to our operation of these communities, as well as an annual incentive fee equal to 20% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to 7% of its invested capital for these senior living communities. The second new pooling agreement will include one management agreement for a senior living community that is subject to an ongoing construction, expansion and development project. The terms of the management and pooling agreements to be entered for this senior living community will be substantially the same as the terms of the management and pooling agreements for the other five senior living communities, except that SNH’s annual minimum return on invested capital related to the ongoing construction, expansion and development project at this community will be an amount equal to the interest rate then applicable to its borrowings under its revolving credit facility plus 2% per annum. This amount of minimum return will apply until the earlier of 12 months after a certificate of occupancy is issued with respect to the project and the third anniversary of our sale of this community; thereafter, the amount of annual minimum return on invested capital related to this project will be 7% of SNH’s invested capital. Also pursuant to the terms of the management and pooling agreements to be entered for these six senior living communities, SNH will pay us a fee for our management of capital expenditure projects at these senior living communities equal to 3% of amounts funded by SNH. The terms of these management and pooling agreements will expire in 2041 and will be subject to automatic renewals, unless earlier terminated or timely notices of nonrenewal are delivered.

In accordance with FASB ASC Topic 360, Property, Plant and Equipment, the six senior living communities we have agreed to sell to, and manage for, SNH, as described in the preceding paragraphs, will meet the conditions to be classified as held for sale in reporting periods subsequent to our entry into the transaction agreement; however, as of September 30, 2017, we have not classified these communities as held for sale. As of September 30, 2017, the carrying value of these senior living communities of $54,644 consists primarily of property, plant and equipment, net of mortgage notes payable, net of mortgage discounts or premiums, of $37,334, $1,018 of which is currently classified as short term, and all of which, as discussed above, is expected to be either prepaid at closing or assumed by SNH in connection with these sales. These six senior living communities generated income (loss) from continuing operations before income taxes of $806 and $2,075 for the three and nine months ended September 30, 2017, respectively, and $109 and $(616) for the three and nine months ended September 30, 2016, respectively.

Also in November 2017, we amended our preexisting pooling agreements with SNH, among other things, to provide that, with respect to SNH's right to terminate all of the management agreements covered by a preexisting pooling agreement if it does not receive its annual minimum return under such agreement in each of three consecutive years, the commencement year for the measurement period for determining whether the specified annual minimum return under the applicable pooling agreement has been achieved will be 2017.

During the quarter ended June 30, 2017, we and SNH agreed to amend the applicable management and pooling agreements for a construction, expansion and development project at a senior living community that SNH owns and we manage. SNH’s annual minimum return on invested capital for this specific project will increase by an amount equal to the interest rate then applicable to its borrowings under its revolving credit facility plus 2% per annum. This amount of increased minimum return will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, the amount of annual minimum return on invested capital will be revised to equal the amount determined pursuant to the applicable management and pooling agreements. We and SNH also agreed that the commencement of the measurement period for determining whether the specified annual minimum return under the applicable management and pooling agreements has been achieved will be deferred until 12 months after a certificate of occupancy is issued with respect to the expansion and development project.
Simultaneously with the June 2016 sale and leaseback transaction, we and SNH terminated three of our four then existing pooling agreements and entered 10 new pooling agreements that combine our management agreements with SNH for senior living communities that include assisted living units or SNF units. Pursuant to these management agreements and the new pooling agreements, we receive from SNH management fees equal to either 3% or 5% of the gross revenues realized at the applicable communities, reimbursement for our direct costs and expenses related to such communities, annual incentive fees if certain operating results at those communities are achieved and fees for our supervision of capital expenditure projects at those communities equal to 3% of amounts funded by SNH. Under these new pooling agreements, the calculations of our fees and of SNH’s annual minimum return related to management agreements that include assisted living units that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements. However, for certain communities, the new pooling agreements reduced the annual minimum returns that must be realized by SNH before we earn incentive fees, and, with respect to 10 communities, reset such annual minimum returns to specified amounts. For those management agreements that include assisted living units or SNF units that became effective from and after May 2015, these new pooling agreements increased our management fees from

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

3% to 5% of the gross revenues realized at the applicable communities, and changed our annual incentive fees from 35% to 20% of the annual net operating income of the applicable communities remaining after SNH realizes the requisite annual minimum returns.

In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns, and we manage, located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC. D&R Yonkers LLC is owned by our Chief Financial Officer and Treasurer and by SNH’s president and chief operating officer. We count the part of this senior living community that we manage for D&R Yonkers LLC and the part of this senior living community that we manage for the account of SNH as one senior living community. We earned management fees of $87 and $65 for the three months ended September 30, 2017 and 2016, respectively, and $195 and $194 for the nine months ended September 30, 2017 and 2016, respectively, under this management arrangement with D&R Yonkers LLC. These amounts are in addition to the management fees we earn and report for the senior living communities we manage for the account of SNH and are included in management fee revenue in our condensed consolidated statements of operations.

Note 11. Business Management Agreement with RMR LLC

The RMR Group LLC, or RMR LLC, provides us certain services that we require to operate our business and which relate to various aspects of our business. RMR LLC provides these services pursuant to a business management agreement.

Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $2,264 and $2,229 for the three months ended September 30, 2017 and 2016, respectively, and $6,817 and $6,715 for the nine months ended September 30, 2017 and 2016, respectively. In addition, we incurred internal audit costs of $72 and $34 for the three months ended September 30, 2017 and 2016, respectively, and $207 and $168 for the nine months ended September 30, 2017 and 2016, respectively, which we reimburse to RMR LLC pursuant to our business management agreement. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

Note 12. Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust, AIC and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Directors or officers.
SNH. SNH is currently one of our largest stockholders, owning, as of September 30, 2017, 4,235,000 of our common shares, or 8.5% of our outstanding common shares. We lease from, and manage for the account of, SNH a majority of the senior living communities we operate. RMR LLC provides management services to both us and SNH. See Notes 10, 11 and 13 for further information regarding our relationships, agreements and transactions with SNH and certain parties related to it and us.

RMR LLC. See Note 11 for further information regarding our management agreement with RMR LLC.

ABP Trust. A subsidiary of ABP Trust, which is the indirect controlling shareholder of RMR LLC and which is owned by one of our Managing Directors and his son, is currently our largest stockholder, owning, as of September 30, 2017, 17,999,999 of our common shares, or 36.0% of our outstanding common shares.

We lease our headquarters from another subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $416 and $420 for the three months ended September 30, 2017 and 2016, respectively, and $1,212 and $1,372 for the nine months ended September 30, 2017 and 2016, respectively.

AIC. We, ABP Trust, SNH and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay aggregate premiums, including taxes and fees of approximately $4,329 in conjunction with this insurance program for the policy year ending June 30, 2018 which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

As of September 30, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,945 and $7,116, respectively. These amounts are presented as equity investment of an investee in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of operations. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

Note 13.  Acquisitions and Dispositions

Dispositions. In November 2017, we entered an agreement to sell six senior living communities we own to SNH, and we expect to enter management and pooling agreements with SNH to manage these senior living communities. See Notes 10 and 12 for further information regarding this and other transactions with SNH.

In August 2017, we sold to, and simultaneously leased back from, SNH a land parcel adjacent to a senior living community we lease from SNH. See Notes 10 and 12 for further information regarding this and other transactions with SNH.

In September 2016, we sold an assisted living community we owned which was classified as held for sale.

In June 2016, we sold seven senior living communities to SNH and SNH simultaneously leased these communities back to us under a new long term lease agreement. See Notes 10 and 12 for further information regarding the June 2016 sale and leaseback and other transactions with SNH.

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

In July 2017, as a result of our compliance program to review records related to our Medicare billing practices, we became aware of certain potential inadequate documentation and other possible failures to comply with appropriate policies at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we have made a voluntary disclosure of deficiencies to the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. While our assessment of these matters is ongoing, we have informed the OIG that we expect our assessment to be completed by December 2017. We have determined that a loss in connection with this matter is possible, but cannot be reasonably estimated at this time; accordingly, we have not recorded any loss for this matter. However, such loss could have a material adverse impact on our business, financial condition and results of operations.

Further, as previously disclosed and also as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014 we discovered potentially inadequate documentation and other issues at one of our leased SNFs. As a result of these discoveries, in February 2015, we made a voluntary disclosure of deficiencies to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol. We completed our investigation and assessment of these matters and submitted a final supplemental disclosure to the OIG in May 2015. In June 2016, we settled this matter with the OIG and agreed to pay approximately $8,600 in exchange for a customary release but did not admit any liability. We previously accrued a total liability of $10,100 related to this matter, all of which was accrued at December 31, 2015.  As a result of the accrued liability exceeding the final settlement amount, we recorded an increase to earnings in our results of operations for the nine months ended September 30, 2016 of approximately $1,500.  Of the total increase to earnings, $1,000 was recorded as an increase to senior living revenue and $500 as a decrease to other senior living operating expenses in our condensed consolidated statements of operations consistent with the classification of the original charges.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19,200, which consisted of $2,500 for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered with the plaintiff, $7,250 was paid to the plaintiff, of which $3,021 was paid by our then liability insurer and the balance by us. We recorded a $4,229 charge for the year ended December 31, 2015 for the net settlement amount we paid. In September 2017, pursuant to an agreement we entered with our former liability insurer to settle litigation we had commenced against it, our former liability insurer paid us an additional $800 related to our settlement of the Arizona litigation matter and we recorded a decrease to other senior living operating expenses in our condensed consolidated statements of operations consistent with the classification of the original charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report.

GENERAL INDUSTRY TRENDS

We believe that the primary market for senior living services is individuals age 75 and older, and, according to U.S. Census data, that group is projected to be among the fastest growing age cohort in the United States over the next 20 years. Also, as a result of medical advances, seniors are living longer. Due to these demographic trends, we expect the demand for senior living services to increase for the foreseeable future, although demand may fluctuate and could decline over certain periods and may vary among different types of senior living services.

Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident charges. Prospective residents who plan to use the proceeds from the sale of their homes to cover the cost of senior living services seem to be especially affected by cyclical factors affecting the housing market. In recent years, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services. Although many of the services that we provide to residents are needs driven, some prospective residents may be deferring decisions to relocate to senior living communities in light of economic circumstances, among other reasons.

For the past few years, low capital costs appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant number of new senior living communities being developed in recent years. This development activity has increased competitive pressures on us, particularly in certain geographic markets where we own, lease and manage senior living communities, including Arizona, Georgia and Texas. As recently developed senior living communities begin operations, we expect to have continuing challenges to maintain or increase occupancies and charges at our senior living communities. These challenges are currently negatively impacting our revenues, cash flows and results from operations and we expect these competitive challenges to continue for at least the next few years.

Another factor which appears to be negatively affecting us and our industry is that the same medical advances which are extending lives and periods of occupancy at senior living communities are also allowing some potential residents to defer the time when they require the special services available at our communities. We do not currently believe that the increased stays which will result from medical advances will be completely offset by deferred entry, but we think this factor may be contributing to occupancy declines at this time.

The senior living and healthcare industries are subject to extensive and frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, types and quality of medical care, physical facility requirements, government healthcare program participation, the definition of "fraud and abuse", payment rates for resident services and confidentiality of patient records. We incur significant costs to comply with these laws and regulations and these laws and regulations may result in our having to repay payments we received for services we provided and to pay penalties, fines and interest, which amounts can be significant. See Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. For further information regarding government regulations and reimbursements, including possible changes and related legislative and other reform efforts, see "—Our Revenues" in Part I, Item 2 of this Quarterly Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 29, 2016, we sold seven senior living communities to SNH for an aggregate purchase price of $112.4 million and SNH simultaneously leased these communities back to us under a new long term lease agreement. Simultaneously with the June 2016 sale and leaseback transaction, we and SNH terminated three of our four then existing pooling agreements and entered 10 new pooling agreements that combine our management agreements with SNH for senior living communities that include assisted living units. Pursuant to these management agreements and the new pooling agreements, changes to the management fees we receive from SNH were made. For further information regarding these transactions, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 and "—Our Leases and Management Agreements with SNH" in Part I, Item 2 of this Quarterly Report.
Key Statistical Data For the Three Months Ended September 30, 2017 and 2016:
The following tables present a summary of our operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(dollars in thousands, except average monthly rate)	2017	2016	Change	%/bps Change
Senior living revenue	$279,654	$279,276	$378	0.1%
Management fee revenue	3,414	3,336	78	2.3%
Reimbursed costs incurred on behalf of managed communities	64,033	62,099	1,934	3.1%
Total revenues	347,101	344,711	2,390	0.7%
Senior living wages and benefits	(138,235)	(139,056)	821	(0.6)%
Other senior living operating expenses	(71,238)	(70,890)	(348)	0.5%
Costs incurred on behalf of managed communities	(64,033)	(62,099)	(1,934)	3.1%
Rent expense	(51,779)	(50,625)	(1,154)	2.3%
General and administrative expenses	(17,851)	(18,542)	691	(3.7)%
Depreciation and amortization expense	(9,753)	(9,398)	(355)	3.8%
Long lived asset impairment	(142)	(196)	54	(27.6)%
Interest, dividend and other income	167	237	(70)	(29.5)%
Interest and other expense	(1,139)	(945)	(194)	20.5%
Gain on early extinguishment of debt	143	—	143	100.0%
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income, net of tax	70	12	58	483.3%
Benefit (provision) for income taxes	55	934	(879)	(94.1)%
Equity in earnings of an investee, net of tax	31	13	18	138.5%
Loss from continuing operations	$(6,603)	$(5,844)	$(759)	13.0%
Total number of communities (end of period):
Owned and leased communities (1)	215	213	2	0.9%
Managed communities	68	63	5	7.9%
Number of total communities (1)	283	276	7	2.5%
Total number of living units (end of period):
Owned and leased living units (1)(2)	23,005	22,947	58	0.3%
Managed living units (2)	8,807	8,402	405	4.8%
Number of total living units (1)(2)	31,812	31,349	463	1.5%
Owned and leased communities (1):
Occupancy % (2)	83.0%	83.8%	n/a	(80)	bps
Average monthly rate (3)	$4,648	$4,608	$40	0.9%
Percent of senior living revenue from Medicaid	12.7%	11.5%	n/a	120	bps
Percent of senior living revenue from Medicare	9.2%	9.9%	n/a	(70)	bps
Percent of senior living revenue from private and other sources	78.1%	78.6%	n/a	(50)	bps

(1) Excludes those senior living communities that we had classified as discontinued operations.
(2) The calculation of occupancy includes only living units categorized as in service and as a result, the number of living units may change from period to period.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since July 1, 2016):

	Three Months Ended September 30,
(dollars in thousands, except average monthly rate)	2017	2016	Change	%/bps Change
Senior living revenue	$278,556	$279,270	$(714)	(0.3)%
Management fee revenue	3,010	3,028	(18)	(0.6)%
Senior living wages and benefits	137,783	139,051	(1,268)	(0.9)%
Other senior living operating expenses	70,913	70,927	(14)	—%
Total number of communities (end of period):
Owned and leased communities (1)	213	213	—	—%
Managed communities	62	62	—	—%
Number of total communities (1)	275	275	—	—%
Total number of living units (end of period):
Owned and leased living units (1)(2)	22,879	22,947	(68)	(0.3)%
Managed living units (2)	8,242	8,239	3	—%
Number of total living units (1)(2)	31,121	31,186	(65)	(0.2)%
Owned and leased communities (1):
Occupancy % (2)	82.9%	83.8%	n/a	(90)	bps
Average monthly rate (3)	$4,658	$4,608	$63	1.4%
Percent of senior living revenue from Medicaid	12.7%	11.5%	n/a	120	bps
Percent of senior living revenue from Medicare	9.2%	9.9%	n/a	(70)	bps
Percent of senior living revenue from private and other sources	78.1%	78.6%	n/a	(50)	bps

(1) Excludes those senior living communities that we had classified as discontinued operations.
(2) The calculation of occupancy includes only living units categorized as in service and as a result, the number of living units may change from period to period.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The following is a discussion of our operating results for all of our senior living communities during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. We do not present a separate discussion of our operating results for our comparable communities for these periods because we do not believe it would be meaningfully different.
Senior living revenue. Senior living revenue for the three months ended September 30, 2017 increased approximately 0.1% compared to the same period in 2016 primarily due to an increase in average monthly rates to residents who pay privately for services and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016, partially offset by a decrease in occupancy.

Management fee revenue. Management fee revenue increased by 2.3% for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to an increase in the number of managed communities from 63 to 68.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 3.1% for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to an increase in the number of managed communities from 63 to 68.

Senior living wages and benefits. Senior living wages and benefits decreased by 0.6% for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to a decrease in employee health insurance and workers' compensation insurance costs, partially offset by annual wage increases and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 0.5% for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to an increase in food related costs and professional and general liability insurance expenses, partially offset by a decrease in utility costs and a $0.8 million payment we received from our former liability insurer related to the settlement of our Arizona litigation matter. For further information regarding this

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

payment and litigation settlement, see Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Rent expense. Rent expense increased by 2.3% for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to additional rent related to senior living community capital improvements we sold to SNH since July 1, 2016 pursuant to our leases with SNH and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016.

General and administrative expenses. General and administrative expenses decreased by 3.7% for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to professional fees and transaction costs we incurred in the three months ended September 30, 2016 relating to our 2016 acquisition and disposition activities that we did not incur in the same period in 2017, partially offset by increases in certain corporate wages and benefits and purchased services.

Depreciation and amortization expense. Depreciation and amortization expense increased by 3.8% for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to capital expenditures we made at our owned and leased communities (net of our sales of capital improvements to SNH at our leased communities) since July 1, 2016.

Long lived asset impairment. For the three months ended September 30, 2017 and 2016, we recorded non-cash charges for long lived asset impairment of $0.1 million and $0.2 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income decreased by 29.5% for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to lower investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense increased by 20.5% for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to increased borrowings under our credit facilities.

Gain on early extinguishment of debt. In September 2017, we prepaid a mortgage note and recorded a gain of $0.1 million, net of unamortized premiums and a prepayment penalty equal to 1% of the principal prepaid.

Gain on available for sale securities reclassified from accumulated other comprehensive income, net of tax. Gain on sale of available for sale securities reclassified from accumulated other comprehensive income represents our realized gain on investments.

Benefit for income taxes. For the three months ended September 30, 2017 and 2016, we recognized a benefit for income taxes from continuing operations of $0.1 million and $0.9 million, respectively. The benefit for income taxes for the three months ended September 30, 2017 is due primarily to intra-period tax allocation benefits related to the unrealized gains on our available for sale securities, and the benefit for income taxes for the same period in 2016 is primarily due to a reduction of previously accrued estimated state tax expense resulting from the June 2016 sale and leaseback transaction.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Discontinued operations:

We recorded a loss from discontinued operations for the three months ended September 30, 2016 of $0.1 million. The loss from discontinued operations was primarily due to losses incurred at the senior living community that we sold in September 2016 which was classified as held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Nine Months Ended September 30, 2017 and 2016:

The following tables present a summary of our operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(dollars in thousands, except average monthly rate)	2017	2016	Change	%/bps Change
Senior living revenue	$842,938	$842,278	$660	0.1%
Management fee revenue	10,531	8,955	1,576	17.6%
Reimbursed costs incurred on behalf of managed communities	194,346	180,623	13,723	7.6%
Total revenues	1,047,815	1,031,856	15,959	1.5%
Senior living wages and benefits	(413,137)	(414,641)	1,504	(0.4)%
Other senior living operating expenses	(219,119)	(212,565)	(6,554)	3.1%
Costs incurred on behalf of managed communities	(194,346)	(180,623)	(13,723)	7.6%
Rent expense	(154,524)	(150,837)	(3,687)	2.4%
General and administrative expenses	(56,733)	(54,218)	(2,515)	4.6%
Depreciation and amortization expense	(29,040)	(28,847)	(193)	0.7%
Long lived asset impairment	(528)	(502)	(26)	5.2%
Interest, dividend and other income	559	766	(207)	(27.0)%
Interest and other expense	(3,200)	(3,957)	757	(19.1)%
Gain on early extinguishment of debt	143	—	143	100.0%
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income, net of tax	351	247	104	42.1%
Benefit (provision) for income taxes	1,330	(2,841)	4,171	(146.8)%
Equity in earnings of an investee, net of tax	533	107	426	398.1%
Loss from continuing operations	$(19,896)	$(16,055)	$(3,841)	23.9%
Total number of communities (end of period):
Owned and leased communities (1)	215	213	2	0.9%
Managed communities	68	63	5	7.9%
Number of total communities (1)	283	276	7	2.5%
Total number of living units (end of period):
Owned and leased living units (1)(2)	23,005	22,947	58	0.3%
Managed living units (2)	8,807	8,402	405	4.8%
Number of total living units (1)(2)	31,812	31,349	463	1.5%
Owned and leased communities (1):
Occupancy % (2)	83.2%	84.4%	n/a	(120)	bps
Average monthly rate (3)	$4,706	$4,640	$66	1.4%
Percent of senior living revenue from Medicaid	12.0%	11.5%	n/a	50	bps
Percent of senior living revenue from Medicare	10.2%	10.1%	n/a	10	bps
Percent of senior living revenue from private and other sources	77.8%	78.4%	n/a	(60)	bps

(1) Excludes those senior living communities that we had classified as discontinued operations.
(2) The calculation of occupancy includes only living units categorized as in service and as a result, the number of living units may change from period to period.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have owned, leased or managed and operated continuously since January 1, 2016):

	Nine Months Ended September 30,
(dollars in thousands, except average monthly rate)	2017	2016	Change	%/bps Change
Senior living revenue	$839,532	$840,865	$(1,333)	(0.2)%
Management fee revenue	8,873	8,551	322	3.8%
Senior living wages and benefits	411,723	413,308	(1,585)	(0.4)%
Other senior living operating expenses	218,124	211,561	6,563	3.1%
Total number of communities (end of period):
Owned and leased communities (1)	213	213	—	—%
Managed communities	60	60	—	—%
Number of total communities (1)	273	273	—	—%
Total number of living units (end of period):
Owned and leased living units (1)(2)	22,879	22,947	(68)	(0.3)%
Managed living units (2)	8,104	8,101	3	—%
Number of total living units (1)(2)	30,983	31,048	(65)	(0.2)%
Owned and leased communities (1):
Occupancy % (2)	83.1%	84.4%	n/a	(130)	bps
Average monthly rate (3)	$4,716	$4,632	$63	1.4%
Percent of senior living revenue from Medicaid	12.1%	11.4%	n/a	70	bps
Percent of senior living revenue from Medicare	10.2%	10.1%	n/a	10	bps
Percent of senior living revenue from private and other sources	77.7%	78.5%	n/a	(80)	bps

(1) Excludes those senior living communities that we had classified as discontinued operations.
(2) The calculation of occupancy includes only living units categorized as in service and as a result, the number of living units may change from period to period.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The following is a discussion of our operating results for all of our senior living communities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. We do not present a separate discussion of our operating results for our comparable communities for these periods because we do not believe it would be meaningfully different.
Senior living revenue. Senior living revenue for the nine months ended September 30, 2017 increased approximately 0.1% compared to the same period in 2016 primarily due to an increase in average monthly rates to residents who pay privately for services and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016, partially offset by a decrease in occupancy and a $1.0 million reversal in revenue reserves in 2016 as a result of the final settlement amount of the Medicare compliance assessment at one of our SNFs, or the Compliance Assessment, being less than the previously estimated amount. For further information regarding the Compliance Assessment, see Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Management fee revenue. Management fee revenue increased by 17.6% for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to an increase in the number of managed communities from 63 to 68 as well as an increase in the base management fee to 5% from 3% under our management agreements with SNH for certain communities and additional fees for our supervision of capital expenditure projects by us at the communities we manage for the account of SNH, both of which became effective on July 1, 2016.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 7.6% for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to an increase in the number of managed communities from 63 to 68.

Senior living wages and benefits. Senior living wages and benefits decreased by 0.4% for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to a decrease in employee health insurance and workers' compensation insurance costs, partially offset by annual wage increases and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 3.1% for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to an increase in repairs and maintenance expenses, professional and general liability insurance expenses, a $0.5 million reversal in accrued liability in 2016 for estimated penalties related to the Compliance Assessment and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016, partially offset by a $0.8 million payment we received from our former liability insurer related to the settlement of our Arizona litigation matter.

Rent expense. Rent expense increased by 2.4% for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2016 pursuant to our leases with SNH, an increase in the number of leased communities due to the June 2016 sale and leaseback transaction and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016, partially offset by amortization of the deferred gain we realized from the June 2016 sale and leaseback transaction.

General and administrative expenses. General and administrative expenses increased by 4.6% for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to increases in corporate wages and benefits, purchased services and marketing expenses, partially offset by a decrease in professional fees and transaction costs we incurred in the three months ended September 30, 2016 relating to our 2016 acquisition and disposition activities that we did not incur in the same period in 2017.

Depreciation and amortization expense. Depreciation and amortization expense increased by 0.7% for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to capital expenditures at our owned and leased communities (net of our sales of capital improvements to SNH at our leased communities) since January 1, 2016, partially offset by our sale of seven senior living communities to SNH as part of the June 2016 sale and leaseback transaction.

Long lived asset impairment. For each of the nine months ended September 30, 2017 and 2016, we recorded non-cash charges for long lived asset impairment of $0.5 million to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income decreased by 27.0% for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to lower investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense decreased by 19.1% for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to decreased borrowings under our credit facilities.

Gain on early extinguishment of debt. In September 2017, we prepaid a mortgage note and recorded a gain of $0.1 million, net of unamortized premiums and a prepayment penalty equal to 1% of the principal prepaid.

Gain on available for sale securities reclassified from accumulated other comprehensive income, net of tax. Gain on sale of available for sale securities reclassified from accumulated other comprehensive income represents our realized gain on investments.

Benefit (provision) for income taxes. For the nine months ended September 30, 2017 and 2016, we recognized a benefit for income taxes from continuing operations of $1.3 million and a provision for income taxes from continuing operations of $2.8 million, respectively. The benefit for income taxes for the nine months ended September 30, 2017 is due primarily to monetizing alternative minimum tax credits in the second quarter of 2017. The provision for income taxes for the nine months ended September 30, 2016 is due primarily to the June 2016 sale and leaseback transaction.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Discontinued operations:

We recorded a loss from discontinued operations for the nine months ended September 30, 2016 of $0.1 million. The loss from discontinued operations was primarily due to impairment charges, partially offset by a gain to increase the carrying value of the senior living community we sold in September 2016 which was classified as held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had $8.7 million of unrestricted cash and cash equivalents and $92.3 million available for borrowing under our credit facility.

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
Our future cash flows from operating activities will depend primarily upon our ability to maintain or increase the occupancy of, and the rental rates at, our senior living communities and our ability to control operating expenses at our senior living communities. If occupancy at our senior living communities continues to decline, the rates we receive from residents who pay for our services with private resources decline, government reimbursement rates are reduced or if we are unable to generate positive cash flows for an extended period for these or other reasons, we expect that we would explore various alternatives to fund our operations. Such alternatives may include further reducing our costs, incurring debt under or in addition to our credit facility, engaging in sale and leaseback or sale and manageback transactions, mortgage financing our owned senior living communities and issuing other debt or equity securities. We believe these alternatives will be available to us, but we cannot be sure that they will be.

Assets and Liabilities

At September 30, 2017, we had $8.7 million of unrestricted cash and cash equivalents compared to $16.6 million at December 31, 2016. Our total current and long term assets were $124.3 million and $372.8 million, respectively, at September 30, 2017, compared to $129.4 million and $380.3 million, respectively, at December 31, 2016.  Our total current and long term liabilities were $202.8 million and $148.7 million, respectively, at September 30, 2017, compared to $173.0 million and $172.5 million, respectively, at December 31, 2016. The decrease in total current assets primarily relates to a decrease in due from related persons because of timing differences in when payments were received and a decrease in cash and cash equivalents, partially offset by an increase in restricted cash to collateralize the "step up" letter of credit used as security for our workers’ compensation insurance program and an increase in prepaid and other current assets due to timing differences in when our various insurance policies are renewed. The increase in total current liabilities primarily relates to an increase in other current liabilities due to an increase in the short term portion of accrued self insurance obligations, an increase in accrued compensation and benefits due to timing differences in when the pay dates prior to the end of each period occurred, an increase in accrued real estate taxes due to timing differences in when real taxes bills are assessed and paid and borrowings under our credit facility. The decrease in our total long term liabilities primarily relates to the prepayment of one of our mortgage notes in September 2017 and the amortization of the deferred gain associated with the June 2016 sale and leaseback transaction.

We had cash flows provided by operating activities of $25.0 million for the nine months ended September 30, 2017, compared to cash flows used in operating activities of $7.0 million for the same period in 2016. The increase in cash flows provided by operating activities for the nine months ended September 30, 2017 compared to the same period in 2016 relates to the timing of payments made by us for payables and other accrued expenses, amounts received by us from related persons, a payment by us related to the settlement of our Arizona litigation matter during the nine months ended September 30, 2016, a payment by us made to the OIG in connection with the settlement of the Compliance Assessment during the nine months ended September 30, 2016 and a $0.8 million payment we received from our former liability insurer related to the settlement of our Arizona litigation matter during the nine months ended September 30, 2017. The foregoing was partially offset by lower operating income before non-cash items during the nine months ended September 30, 2017 compared to the same period in 2016.

We had cash flows used in investing activities of $22.9 million for the nine months ended September 30, 2017, compared to cash flows provided by investing activities of $86.6 million for the same period in 2016, respectively. The decrease in cash flows from investing activities was primarily due to the $112.4 million of net proceeds received from the June 2016 sale and leaseback transaction. Acquisitions of property and equipment, net of sales of qualified improvements we made to SNH pursuant to our leases with SNH, were $24.4 million and $25.6 million for the nine months ended September 30, 2017 and 2016, respectively.

We had cash flows used in financing activities of $11.0 million and $51.2 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash flows used in financing activities for the nine months ended September 30, 2017 was due to the repayment during the nine months ended September 30, 2016 of $75.0 million of outstanding borrowings

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

under our prior credit facility with part of the proceeds from the June 2016 sale and leaseback transaction, partially offset by the prepayment of a $13.1 million mortgage note in September 2017.

Our Leases and Management Agreements with SNH

As of September 30, 2017, we leased 185 senior living communities from SNH under five leases.  Our total annual rent payable to SNH as of September 30, 2017 was $206.3 million, excluding percentage rent based on increases in gross revenues at certain communities.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the June 2016 sale and leaseback transaction, was $51.1 million and $49.9 million for the three months ended September 30, 2017 and 2016, respectively, and $152.4 million and $148.7 million for the nine months ended September 30, 2017 and 2016, respectively, which included approximately $1.4 million in estimated percentage rent due to SNH for each of the three months ended September 30, 2017 and 2016 and $4.2 million for each of the nine months ended September 30, 2017 and 2016.

On June 29, 2016, we sold seven senior living communities to SNH for an aggregate purchase price of $112.4 million and SNH simultaneously leased these communities back to us under a new long term lease agreement. Under the new lease, we are required to pay SNH initial annual rent of $8.4 million, plus percentage rent beginning in 2018.

Upon our request, SNH may purchase capital improvements made at the communities we lease from SNH and increase our rent pursuant to contractual formulas; however, we are not required to offer these improvements for sale to SNH and SNH is not obligated to purchase these improvements from us. During the nine months ended September 30, 2017, we sold to SNH $30.7 million of capital improvements made at the communities we lease from SNH and these purchases resulted in our annual rent being increased by approximately $2.5 million.

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

We managed 68 senior living communities for the account of SNH and its related entities as of September 30, 2017, pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreements. Simultaneously with the June 2016 sale and leaseback transaction, we and SNH terminated three of our four then existing pooling agreements and entered 10 new pooling agreements that combine our management agreements with SNH for senior living communities that include assisted living units. Pursuant to these management agreements and the new pooling agreements, we receive from SNH management fees equal to either 3% or 5% of the gross revenues realized at the applicable communities, reimbursement for our direct costs and expenses related to such communities, annual incentive fees if certain operating results at those communities are achieved and fees for our supervision of capital expenditure projects at those communities equal to 3% of amounts funded by SNH.

We earned management fees of $3.4 million and $3.3 million from the senior living communities we manage for the account of SNH and its related entities for the three months ended September 30, 2017 and 2016, respectively, and $10.5 million and $9.0 million for the nine months ended September 30, 2017 and 2016, respectively. Included in these amounts were fees we earned for our supervision of capital expenditure projects at the communities we managed for the account of SNH of $0.1 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

In November 2017, we entered a transaction agreement with SNH pursuant to which we agreed to sell six senior living communities we own to SNH. We will enter management and pooling agreements with SNH as we sell these communities to manage these senior living communities. The aggregate sales price for these six senior living communities is approximately $104.0 million, including, as of September 30, 2017, $2.4 million of mortgage debt that will be prepaid at closing with proceeds from the sale and SNH's assumption of approximately $33.7 million of mortgage debt securing certain of these senior living communities and excluding closing costs. These sales are subject to conditions, including SNH’s assumption of certain applicable mortgage debt and receipt of any applicable regulatory approvals. We expect to complete these sales as third party approvals are received between now and the end of the first quarter of 2018; however, the conditions to our sales of these senior living communities may not be met and some or all of these sales and related management and pooling arrangements may not occur, may be delayed or the terms may change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The management agreements we and SNH will enter in connection with our sales of these senior living communities will be combined pursuant to two new pooling agreements to be entered between us and SNH. The first new pooling agreement will combine the management agreements for five of these senior living communities. Pursuant to the terms of the management and pooling agreements to be entered for these five senior living communities, SNH will pay us a management fee equal to 5% of the gross revenues realized at these communities plus reimbursement for our direct costs and expenses related to our operation of these communities, as well as an annual incentive fee equal to 20% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to 7% of its invested capital for these senior living communities. The second new pooling agreement will include one management agreement for a senior living community that is subject to an ongoing construction, expansion and development project. The terms of the management and pooling agreements to be entered for this senior living community will be substantially the same as the terms of the management and pooling agreements for the other five senior living communities, except that SNH’s annual minimum return on invested capital related to the ongoing construction, expansion and development project at this community will be an amount equal to the interest rate then applicable to its borrowings under its revolving credit facility plus 2% per annum. This amount of minimum return will apply until the earlier of 12 months after a certificate of occupancy is issued with respect to the project and the third anniversary of our sale of this community; thereafter, the amount of annual minimum return on invested capital related to this project will be 7% of SNH’s invested capital. Also pursuant to the terms of the management and pooling agreements to be entered for these six senior living communities, SNH will pay us a fee for our management of capital expenditure projects at these senior living communities equal to 3% of amounts funded by SNH. The terms of these management and pooling agreements will expire in 2041 and will be subject to automatic renewals, unless earlier terminated or timely notices of nonrenewal are delivered.

Also in November 2017, we amended our preexisting pooling agreements with SNH, among other things, to provide that, with respect to SNH's right to terminate all of the management agreements covered by a preexisting pooling agreement if it does not receive its annual minimum return under such agreement in each of three consecutive years, the commencement year for the measurement period for determining whether the specified annual minimum return under the applicable pooling agreement has been achieved will be 2017.

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

For further information regarding our leases and management agreements and other transactions with SNH, see Notes 10, 12 and 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, and Notes 9, 11, 13 and 16 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.

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

The majority of our senior living revenue comes from residents who pay privately for our services. However, some of our senior living communities (principally our SNFs) and our outpatient rehabilitation clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation services. We derived approximately 22.2% and 21.6% of our consolidated revenues from continuing operations from these government funded programs during the nine months ended September 30, 2017 and 2016, respectively. Our net Medicare revenues from services to senior living community residents from continuing operations totaled $83.5 million and $83.2 million during the nine months ended September 30, 2017 and 2016, respectively. Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $98.4 million and $93.9 million during the nine months ended September 30, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On September 13, 2017, members of the U.S. Congress introduced the Graham-Cassidy-Heller-Johnson bill, or GCHJ, with the announced intention to repeal and replace major provisions of the Patient Protection and Affordable Care Act, or the ACA. Although it is unclear whether GCHJ will ultimately become law, attempts to repeal or to repeal and replace the ACA will likely continue. In addition, on October 12, 2017, President Trump signed an executive order directing federal agencies to reduce limits on association health plans and temporary insurance plans, allowing more widespread offerings of plans that do not adhere to all of the ACA’s mandates, and to permit workers to use funds from tax advantaged accounts to pay for their own coverage. On the same day, the Trump Administration also announced that it would stop paying what are known as cost sharing reduction subsidies to issuers of qualified health plans under the ACA. It is unclear what the result of any of these legislative, executive and regulatory reform efforts may be or the effect they may have on us, if any.

On September 20, 2017, the Centers for Medicare & Medicaid Services, or CMS, through its Innovation Center, issued a request for information seeking reactions from stakeholders regarding new approaches to promote patient centered care and test market driven reforms intended to empower Medicare and Medicaid beneficiaries as consumers, provide price transparency, increase choices and competition to improve quality, reduce cost and improve outcomes. In particular, CMS indicated that the Innovation Center is interested in testing models in eight focus areas, including increased participation in advanced alternative payment models; consumer directed care and market based innovation models; state based and local innovation, including Medicaid focused models; and program integrity models. CMS is accepting responses to its information request through November 20, 2017.

On August 24, 2017, the OIG issued an early alert regarding preliminary results of its ongoing review of potential abuse or neglect of Medicare beneficiaries in SNFs. As a result of the review, which is part of the ongoing efforts of the OIG to detect and combat elder abuse, the OIG concluded that CMS has inadequate procedures to ensure that incidents of potential abuse or neglect of beneficiaries residing in SNFs are identified and reported. The OIG provided suggestions for immediate actions that CMS can take to ensure better protection of beneficiaries. It is unclear what policy changes or oversight efforts CMS will undertake as a result of this early alert.

Because of shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our increasing expenses, and that such changes may be material and adverse to our operations and to our future financial results.

For further information regarding the government healthcare funding and regulation of our business, see the sections captioned “Business—Government Regulation and Reimbursement” in Part I, Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part II, Item 7 of our Annual Report and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part I, Item 2 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Off Balance Sheet Arrangements

Certain of our assets, related to our operation of 17 communities we lease from SNH, were pledged as collateral for SNH’s borrowings from its lender, FNMA. On April 28, 2017, SNH prepaid those borrowings and, as a result, our assets are no longer pledged as collateral. As of September 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financings and Covenants

In February 2017, we replaced our prior $100.0 million secured revolving credit facility, which was scheduled to mature in April 2017, with our current $100.0 million secured revolving credit facility. The terms of our credit facility are substantially similar to those of our prior credit facility. We are required to pay interest at the rate based on, at our option, LIBOR or a base rate, plus a premium, or 3.73% and 5.75%, respectively, per annum as of September 30, 2017, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. As of September 30, 2017, we had $5.0 million of borrowings outstanding, letters of credit issued under our credit facility in an aggregate amount of $2.7 million and $45.6 million in aggregate principal amount of outstanding mortgage debts. As of September 30, 2017, we believe we were in compliance with all applicable

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

covenants under our debt agreements. As of November 8, 2017, we had $15.0 million of borrowings outstanding, letters of credit issued under our credit facility in an aggregate amount of $2.7 million and $82.3 million available for borrowing under our credit facility. In November 2017, we entered an agreement to sell six senior living communities to SNH for an aggregate sales price of approximately $104.0 million, including $2.4 million of mortgage debt that will be prepaid at closing with proceeds from the sale and SNH's assumption of approximately $33.7 million of mortgage debt securing certain of these senior living communities. These sales are subject to conditions, including mortgagee approvals and licensing; accordingly, we may not sell these senior living communities, these sales may be delayed beyond the first quarter of 2018 or the terms may change. For further information regarding this agreement and transactions, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and elsewhere in Part I, Item 2 of this Quarterly Report, including "—Our Leases and Management Agreements with SNH".

For further information regarding our debt financings and covenants, see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust, AIC and others related to them. For example: SNH is our former parent company, our largest landlord, the owner of the senior living communities that we manage and the owner of 8.5% of our outstanding common shares; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to SNH; RMR LLC employs our President and Chief Executive Officer, our Chief Financial Officer and Treasurer and our Senior Vice President and General Counsel; one of our Managing Directors, Barry Portnoy, and his son, Adam Portnoy, in aggregate beneficially own, directly and indirectly, 36.7% of our common shares, and a subsidiary of ABP Trust, an entity owned by them, is the landlord for our headquarters; and ABP Trust is the controlling shareholder of The RMR Group Inc., or RMR Inc., which is the managing member of RMR LLC. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have directors, trustees and officers who are also directors, trustees or officers of us, SNH, RMR LLC or RMR Inc., including: D&R Yonkers LLC, which is owned by our Chief Financial Officer and Treasurer and SNH’s president and chief operating officer and to which we provide management services; and AIC, of which we, ABP Trust, SNH and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders.

For further information about these and other such relationships and related person transactions, see Notes 10, 11, 12 and 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” in Part I, Item 1A of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement with RMR LLC, our various agreements with SNH and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO EFFECTIVELY COMPETE FOR ACQUISITIONS AND TO OPERATE ADDITIONAL OWNED, LEASED OR MANAGED SENIOR LIVING COMMUNITIES,

•	OUR ABILITY TO SELL COMMUNITIES WE OFFER FOR SALE,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE IMPACT OF THE ACA, INCLUDING CURRENT PROPOSALS TO REPEAL OR TO REPEAL AND REPLACE THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•
CHANGES IN MEDICARE OR MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE IMPACT OF THE ACA, INCLUDING CURRENT PROPOSALS TO REPEAL OR TO REPEAL AND REPLACE THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED MEDICARE OR MEDICAID RATES OR A FAILURE OF SUCH RATES TO COVER OUR COSTS OR LIMIT THE SCOPE OR FUNDING OF EITHER OR BOTH PROGRAMS,

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

•
WE EXPECT TO ENTER ADDITIONAL LEASE OR MANAGEMENT ARRANGEMENTS WITH SNH FOR ADDITIONAL SENIOR LIVING COMMUNITIES THAT SNH OWNS OR MAY ACQUIRE IN THE FUTURE. HOWEVER, WE CANNOT BE SURE THAT WE WILL ENTER ANY ADDITIONAL LEASES, MANAGEMENT ARRANGEMENTS OR OTHER TRANSACTIONS WITH SNH,

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

•
AT SEPTEMBER 30, 2017, WE HAD $8.7 MILLION OF UNRESTRICTED CASH AND CASH EQUIVALENTS AND $92.3 MILLION AVAILABLE FOR BORROWING UNDER OUR CREDIT FACILITY. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE HAVE SUFFICIENT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, SNH IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS WE MAY MAKE TO THE LEASED COMMUNITIES. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•
CIRCUMSTANCES THAT ADVERSELY AFFECT THE ABILITY OF SENIORS OR THEIR FAMILIES TO PAY FOR OUR SERVICES, SUCH AS ECONOMIC DOWNTURNS, WEAK HOUSING MARKET CONDITIONS, HIGHER LEVELS OF UNEMPLOYMENT AMONG OUR RESIDENTS' OR POTENTIAL RESIDENTS' FAMILY MEMBERS, LOWER LEVELS OF CONSUMER CONFIDENCE, STOCK MARKET VOLATILITY AND/OR CHANGES IN DEMOGRAPHICS GENERALLY COULD AFFECT THE PROFITABILITY OF OUR SENIOR LIVING COMMUNITIES,

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

•
WE HAVE VOLUNTARILY DISCLOSED CERTAIN MEDICARE BILLING DEFICIENCIES RELATED TO DOCUMENTATION AND OTHER MATTERS AT ONE OF OUR SNFs TO THE OIG AND WE HAVE INFORMED THE OIG THAT WE EXPECT OUR INVESTIGATION AND ASSESSMENT OF THESE MATTERS TO BE COMPLETED BY DECEMBER 2017; HOWEVER, WE CANNOT BE SURE THAT OUR INVESTIGATION AND ASSESSMENT OF THESE MATTERS WILL BE COMPLETED BY THAT DATE. FURTHER, WE HAVE DETERMINED THAT A LOSS IN CONNECTION WITH THIS MATTER IS POSSIBLE, BUT CANNOT BE REASONABLY ESTIMATED AT THIS TIME. SUCH LOSS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ALSO, DURING OUR ONGOING INVESTIGATION AND ASSESSMENT OF THESE MATTERS WE MAY LEARN OF ADDITIONAL COMPLIANCE DEFICIENCIES THAT COULD RESULT IN ADDITIONAL PAYMENT OBLIGATIONS THAT WE OWE,

•
CONTINGENCIES IN OUR AND SNH’S APPLICABLE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR AND SNH'S APPLICABLE PENDING ACQUISITIONS AND SALES AND ANY RELATED LEASE OR MANAGEMENT AGREEMENTS WE MAY EXPECT TO ENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
WE HAVE ENTERED AN AGREEMENT TO SELL SIX SENIOR LIVING COMMUNITIES TO SNH FOR APPROXIMATELY $104.0 MILLION, INCLUDING $2.4 MILLION OF MORTGAGE DEBT THAT WILL BE PREPAID AT CLOSING WITH PROCEEDS FROM THE SALE AND SNH'S ASSUMPTION OF APPROXIMATELY $33.7 MILLION OF MORTGAGE DEBT AND EXCLUDING CLOSING COSTS, AND WE EXPECT TO ENTER MANAGEMENT AND POOLING ARRANGEMENTS WITH SNH TO MANAGE THESE SENIOR LIVING COMMUNITIES. THESE SALES ARE SUBJECT TO CONDITIONS. THESE CONDITIONS MAY NOT BE MET AND THESE SALES AND RELATED MANAGEMENT AND POOLING ARRANGEMENTS MAY NOT OCCUR, MAY BE DELAYED BEYOND THE FIRST QUARTER OF 2018 OR THEIR TERMS MAY CHANGE,

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

Item 1A. Risk Factors

There have been no material changes to the risk factors from those we previously disclosed in our Annual Report except as follows:

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

Our communities incur sanctions and penalties from time to time. As a result of the healthcare industry’s extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase. For example, as disclosed elsewhere in this Quarterly Report, as a result of our compliance program to review records related to our Medicare billing practices, during 2017 we became aware of certain potential inadequate documentation and other possible failures to comply with appropriate policies at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules. As a result of these discoveries, we have made a voluntary disclosure of deficiencies to the OIG pursuant to the OIG's Provider Self-Disclosure Protocol. While our assessment of these matters is ongoing, we have informed the OIG that we expect our assessment to be completed by December 2017. We have determined that a loss in connection with this matter is possible, but cannot be reasonably estimated at this time.

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

Item 5. Other Information

On November 8, 2017, we entered a transaction agreement with SNH pursuant to which we agreed to sell six senior living communities we own to SNH. We will enter management and pooling agreements with SNH as we sell these communities to manage these senior living communities. The aggregate sales price for these six senior living communities is approximately $104.0 million, including, as of September 30, 2017, $2.4 million of mortgage debt that will be prepaid at closing with proceeds from the sale and SNH’s assumption of approximately $33.7 million of mortgage debt securing certain of these senior living communities and excluding closing costs. The transaction agreement includes certain conditions to our sales of these senior living communities, including receipt of any applicable lender and regulatory approvals. We expect to complete these sales as third party approvals are received between now and the end of the first quarter of 2018; however, the conditions to our sales of these senior living communities may not be met and some or all of these sales and related management and pooling arrangements may not occur, may be delayed or the terms may change.

The management agreements we and SNH will enter in connection with our sales of these senior living communities will be combined pursuant to two new pooling agreements to be entered between us and SNH. The first new pooling agreement will combine the management agreements for five of these senior living communities. Pursuant to the terms of the management and pooling agreements to be entered for these five senior living communities, SNH will pay us a management fee equal to 5% of the gross revenues realized at these communities plus reimbursement for our direct costs and expenses related to our operation of these communities, as well as an annual incentive fee equal to 20% of the annual net operating income of these communities remaining after SNH realizes an annual minimum return equal to 7% of its invested capital for these senior living communities. The second new pooling agreement will include one management agreement for a senior living community that is subject to an ongoing construction, expansion and development project. The terms of the management and pooling agreements to be entered for this senior living community will be substantially the same as the terms of the management and pooling agreements for the other five senior living communities, except that SNH’s annual minimum return on invested capital related to the ongoing construction, expansaion and development project at this community will be an amount equal to the interest rate then applicable to its borrowings under its revolving credit facility plus 2% per annum. This amount of minimum return will apply until the earlier of 12 months after a certificate of occupancy is issued with respect to the project and the third anniversary of our sale of this community; thereafter, the amount of annual minimum return on invested capital related to this project will be 7% of SNH’s invested capital. Also pursuant to the terms of the management and pooling agreements to be entered for these six senior living communities, SNH will pay us a fee for our management of capital expenditure projects at these senior living communities equal to 3% of amounts funded by SNH. The terms of these management and pooling agreements will expire in 2041 and will be subject to automatic renewals, unless earlier terminated or timely notices of nonrenewal are delivered.

Also on November 8, 2017, we entered an amendment to our preexisting pooling agreements with SNH, among other things, to provide that, with respect to SNH's right to terminate all of the management agreements covered by a preexisting pooling agreement if it does not receive its annual minimum return under such agreement in each of three consecutive years, the commencement year for the measurement period for determining whether the specified annual minimum return under the applicable pooling agreement has been achieved will be 2017.

The foregoing descriptions of the transaction agreement and the amendment to our preexisting pooling agreements with SNH are not complete and are qualified in their entirety by reference to the full text of those documents and all exhibits and schedules thereto, copies of which are filed with this Quarterly Report as Exhibits 10.1 and 10.2.

We have relationships and historical and continuing transactions with SNH. For information regarding these relationships and transactions, see Notes 10, 11, 12 and 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in Part I, Item 1A of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our various agreements with SNH, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov.

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

10.1	Transaction Agreement, dated as of November 8, 2017, between the Company and Senior Housing Properties Trust. (Filed herewith.)
10.2	First Amendment to Pooling Agreements Nos. 1 through 11, dated as of November 8, 2017, by and among FVE Managers, Inc. and the other parties listed on the signature pages thereto. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: November 9, 2017

/s/ Richard A. Doyle
Richard A. Doyle
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 9, 2017