Form 10-K
period 2017-12-31
FIVE STAR SENIOR LIVING INC.
filed 2018-03-21
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting shares of common stock, $.01 par value, or common shares, of the registrant held by non-affiliates was $38.8 million based on the $1.50 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2017. For purposes of this calculation, an aggregate of 1,939,311 common shares held directly by, or by affiliates of, the directors and the officers of the registrant, plus 4,235,000 common shares held by Senior Housing Properties Trust and 17,999,999 common shares held by ABP Acquisitions LLC, have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of March 20, 2018: 50,536,924.

References in this Annual Report on Form 10‑K to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2017.

 WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, "WILL", "MAY" AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY AND TO OPERATE ADDITIONAL OWNED, LEASED OR MANAGED SENIOR LIVING COMMUNITIES,

•	OUR ABILITY TO SELL COMMUNITIES WE OFFER FOR SALE,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR SECURED REVOLVING CREDIT FACILITY,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•
THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, AS AMENDED BY THE HEALTHCARE AND EDUCATION RECONCILIATION ACT, OR COLLECTIVELY, THE ACA, OR THE POSSIBLE FUTURE REPEAL, REPLACEMENT OR MODIFICATION OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

•	OTHER MATTERS.
OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•
CHANGES IN MEDICARE OR MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE ACA OR THE POSSIBLE FUTURE REPEAL, REPLACEMENT OR MODIFICATION OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED MEDICARE OR MEDICAID RATES OR A FAILURE OF SUCH RATES TO COVER OUR COSTS OR LIMIT THE SCOPE OR FUNDING OF EITHER OR BOTH PROGRAMS,

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

•
WE EXPECT TO ENTER ADDITIONAL LEASE OR MANAGEMENT ARRANGEMENTS WITH SNH FOR ADDITIONAL SENIOR LIVING COMMUNITIES THAT SNH OWNS OR MAY ACQUIRE IN THE FUTURE. HOWEVER, WE CANNOT BE SURE THAT WE WILL ENTER ANY ADDITIONAL LEASES OR MANAGEMENT ARRANGEMENTS WITH SNH,

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

•	OUR MARKETING INITIATIVES MAY NOT SUCCEED IN INCREASING OUR OCCUPANCY AND REVENUES, AND THEY MAY COST MORE THAN ANY INCREASED REVENUES THEY MAY GENERATE,

•
AT DECEMBER 31, 2017, WE HAD $26.3 MILLION OF UNRESTRICTED CASH AND CASH EQUIVALENTS AND $97.3 MILLION AVAILABLE FOR BORROWING UNDER OUR CREDIT FACILITY. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE HAVE SUFFICIENT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, SNH IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS WE MAY MAKE TO THE LEASED COMMUNITIES. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•
CIRCUMSTANCES THAT ADVERSELY AFFECT THE ABILITY OF SENIORS OR THEIR FAMILIES TO PAY FOR OUR SERVICES, SUCH AS ECONOMIC DOWNTURNS, WEAKENING HOUSING MARKET CONDITIONS, HIGHER LEVELS OF UNEMPLOYMENT AMONG OUR RESIDENTS' OR POTENTIAL RESIDENTS' FAMILY MEMBERS, LOWER LEVELS OF CONSUMER CONFIDENCE, STOCK MARKET VOLATILITY AND/OR CHANGES IN DEMOGRAPHICS GENERALLY COULD AFFECT THE PROFITABILITY OF OUR SENIOR LIVING COMMUNITIES,

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

•
IN DECEMBER 2017, WE SUBMITTED A FINAL SUPPLEMENTAL DISCLOSURE TO THE U.S. DEPARTMENT OF HEALTH AND HUMAN SERVICES OFFICE OF INSPECTOR GENERAL, OR THE OIG, REGARDING OUR VOLUNTARY DISCLOSURE OF CERTAIN DOCUMENTATION DEFICIENCIES RELATED TO MEDICARE RECORDS AND OTHER MATTERS AT ONE OF OUR SKILLED NURSING FACILITIES. ALTHOUGH WE HAVE ACCRUED AN ESTIMATED REVENUE RESERVE FOR HISTORICAL MEDICARE PAYMENTS WE EXPECT TO REPAY AND WE HAVE ACCRUED AN ESTIMATED RESERVE FOR ADDITIONAL ASSOCIATED COSTS WE HAVE INCURRED OR EXPECT TO INCUR, INCLUDING OIG IMPOSED PENALTIES, WE CANNOT BE SURE THAT OUR RESERVES WILL BE ADEQUATE TO COVER THE FINAL REPAYMENT OBLIGATIONS WE ARE FINALLY DETERMINED TO OWE OR ANY ADDITIONAL ASSOCIATED COSTS. ALSO, OTHER DEFICIENCIES MAY BE DISCOVERED THAT COULD INCREASE OUR LIABILITY TO THE OIG AND THE ASSOCIATED COSTS,

•
OUR ACTIONS AND APPROACH TO MANAGING OUR INSURANCE COSTS, INCLUDING OUR OPERATING AN OFFSHORE CAPTIVE INSURANCE COMPANY AND SELF INSURING WITH RESPECT TO CERTAIN LIABILITY MATTERS, MAY NOT BE SUCCESSFUL AND COULD RESULT IN OUR INCURRING SIGNIFICANT COSTS AND LIABILITIES THAT WE WILL BE RESPONSIBLE FOR FUNDING,

•
CONTINGENCIES IN OUR AND SNH’S APPLICABLE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR AND SNH’S APPLICABLE PENDING ACQUISITIONS AND SALES AND ANY RELATED LEASE, MANAGEMENT OR POOLING AGREEMENTS WE MAY EXPECT TO ENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
WE AGREED TO SELL TWO SENIOR LIVING COMMUNITIES TO SNH FOR APPROXIMATELY $23.3 MILLION, INCLUDING SNH’S ASSUMPTION OF APPROXIMATELY $16.8 MILLION OF MORTGAGE DEBT, AND WE EXPECT TO ENTER MANAGEMENT AND POOLING AGREEMENTS WITH SNH FOR US TO MANAGE THESE SENIOR LIVING COMMUNITIES. THESE SALES ARE SUBJECT TO CONDITIONS. THESE CONDITIONS MAY NOT BE MET AND THESE SALES AND ANY RELATED MANAGEMENT AND POOLING AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED BEYOND THE FIRST HALF OF 2018 OR THEIR TERMS MAY CHANGE,

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

FIVE STAR SENIOR LIVING INC.
2017 ANNUAL REPORT ON FORM 10‑K

PART I
Item 1. Business
THE COMPANY
We are a corporation that was formed under the laws of the State of Maryland in 2001. As of December 31, 2017, we operated 283 senior living communities with 31,785 living units located in 32 states, including 253 primarily independent and assisted living communities with 29,183 living units and 30 skilled nursing facilities, or SNFs, with 2,602 living units. As of December 31, 2017, we owned and operated 24 of these senior living communities (2,474 living units), we leased and operated 189 of these senior living communities (20,268 living units) and we managed 70 of these senior living communities (9,043 living units). Our 283 senior living communities included 10,745 independent living apartments, 16,164 assisted living suites and 4,876 SNF units. The foregoing numbers exclude living units categorized as out of service.
As of December 31, 2017, we leased from Senior Housing Properties Trust or its subsidiaries, or SNH, 185 senior living communities pursuant to five long term leases and managed 70 senior living communities for the account of SNH pursuant to long term management agreements. For more information about our leases and management agreements with SNH, see “Properties—Our SNH Leases and Management Agreements” in Part I, Item 2 of this Annual Report on Form 10-K.
Our present business plan contemplates the operation of owned, leased and managed independent and assisted senior living communities and SNFs. Some of our senior living communities provide more than one type of service in a single building or campus.
Independent Living Communities.  Independent living communities provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. An independent living apartment usually bundles several services as part of a regular monthly charge. For example, the base charge may include one or two meals per day in a central dining room, weekly maid service or social director services. Additional services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the community are dedicated to assisted living or nursing services. As of December 31, 2017, our operations included 10,745 independent living apartments in 94 communities.
Assisted Living Communities.  Assisted living communities are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the community as requested or at regularly scheduled times. We also typically provide Alzheimer or memory care services at our assisted living communities. As of December 31, 2017, our operations included 16,164 assisted living suites in 226 communities.
Skilled Nursing Facilities.  SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF generally includes one or two beds per room with a separate bathroom in each room and shared dining facilities. SNFs are staffed by licensed nursing professionals 24 hours per day. As of December 31, 2017, our operations included 4,876 SNF units in 69 communities.
We changed our name from “Five Star Quality Care, Inc.” to “Five Star Senior Living Inc.” effective March 3, 2017. Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8387.

OUR GROWTH STRATEGY

We believe that the aging of the U.S. population will increase demand for senior living communities and services. We plan to profit from this demand by: (1) improving the profitability of our existing operations by increasing revenues and improving operating margins and operating communities that provide high quality services to residents who pay with private resources; (2) acquiring additional senior living communities and entering leases and management agreements for additional senior living communities; (3) continuing to develop public awareness of the Five Star Senior Living brand through various marketing efforts and initiatives; and (4) growing our ancillary services to complement existing senior living operations, including increasing our offerings of outpatient physical therapy services, including physical, occupational, speech and other specialized therapy services, as well as home healthcare and concierge services to our residents and to seniors living outside of our communities.

We seek to improve the profitability of our existing senior living operations by increasing revenues through increases in occupancy and in the rates we charge, by improving our operating margins, by managing our expenses prudently and otherwise improving our operating efficiencies and by operating communities that provide high quality services to residents who pay with private resources. We also seek to improve profitability through continued strategic capital investments at our senior living communities. In addition to routine renovations and upgrades at our senior living communities, we seek to expand our senior living communities when and as we believe opportunities arise for us to pursue expected increased revenues at our existing senior living communities. Since January 1, 2015, we have invested $101.4 million in capital improvements in our senior living communities, net of amounts we sold to SNH for increased annual minimum rent. We also seek to grow our business by entering additional long term leases and management agreements for, and by acquiring, senior living communities where residents’ private resources account for all or a large majority of revenues. Since January 1, 2015, we have acquired or commenced leasing 11 senior living communities and we have begun managing 24 senior living communities. The senior living communities we acquired or commenced leasing since January 1, 2015 include two communities that we subsequently reclassified as held for sale as of December 31, 2017 and which we simultaneously will begin to manage for SNH upon completion of the sales and seven communities which we simultaneously began leasing from SNH, each as described below under “—Our Dispositions.” For the year ended December 31, 2017, approximately 88% of revenues at the communities we began operating since January 1, 2015 are derived from residents’ private resources rather than from Medicare or Medicaid. For more information about our acquisitions, see Note 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information about our management and leasing arrangements with SNH, see “Properties—Our SNH Leases and Management Agreements” in Part I, Item 2 of this Annual Report on Form 10-K and Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We also continue to develop public awareness of the Five Star Senior Living brand through various marketing initiatives that we believe differentiate us from other senior living operators. For example, because an enjoyable dining experience is often a top priority for senior living community residents, in recent years we believe that we redefined the dining experience offered at our senior living communities by partnering with a celebrity chef and creating the “Five Star Culinary Institute” where the chefs at our senior living communities receive training. We also introduced “Lifestyle360”, a wellness program focused on five dimensions of wellness (social, intellectual, spiritual, emotional and physical). We believe these programs, among others, enhance the appeal of our senior living communities among current and prospective residents and their families, and provide us with an opportunity to improve our operating performance. Our 2017 name change reflects our focus on not just providing high quality clinical care but also providing hospitality and other services to enhance the lifestyle of our residents.

Through our ancillary services, we offer skilled rehabilitation services for short term inpatient stays, such as after joint replacement surgery; home healthcare in our independent living and assisted living communities; outpatient rehabilitation for people of all ages; and long term skilled nursing care by highly trained professionals. The physical therapy services we offer include physical, occupational, speech and other specialized therapy services. The home health services we provide include nursing, physical, occupational, speech and other specialized therapy services, home health aide services, and social services, as needed. In addition, we offer personalized concierge services to accommodate our resident’s specific lifestyle and needs. Concierge services include personal shopping, companion services, enhanced transportation, medication reminders, bedtime assistance, and personalized dining and nutrition planning, delivery and consultation. By providing residents with a range of service options as their needs change, we provide greater continuity of care, which we believe may encourage our customers to maintain residency with us for a longer period of time while receiving the care and services they need. Since January 1, 2015, we have opened 35 rehabilitation and wellness outpatient clinics. We also recently expanded our rehabilitation and wellness services to senior living communities outside of our current operations. Along with this expansion initiative, our rehabilitation and wellness division which provides physical therapy services rebranded itself as Ageility Physical Therapy Solutions in July 2017.

OUR DISPOSITIONS

We continually monitor our portfolio of senior living communities and our other assets and divisions, and we dispose of, or change our method of operating (e.g., from ownership to leasing or managing) certain of our senior living communities when we determine it is in our best interests to do so. Since January 1, 2015, we have sold or agreed to sell 19 senior living communities. These senior living communities include six communities that we sold or have agreed to sell to SNH and simultaneously began managing for SNH or will begin to manage for SNH upon completion of the sales pursuant to a transaction agreement we entered with SNH in November 2017, or the 2017 Transaction Agreement, and management and pooling agreements. These senior living communities also include seven communities that we sold to SNH in June 2016 and simultaneously leased back from SNH under a long term lease agreement. For more information about our dispositions, see Note 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information about our management and pooling and our leasing arrangements with SNH, see “Properties—Our SNH Leases and Management Agreements” in Part I, Item 2 of this Annual Report on Form 10-K and Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We also regularly sell certain capital improvements to SNH that we make to our senior living communities that we lease from SNH. We pay increased annual rent to SNH in accordance with the terms of our leases with SNH as a result of these sales. We expect to continue to make similar capital improvement sales to SNH in the future; however, SNH is not obligated to purchase these capital improvements from us.

FINANCING SOURCES

We have a $100.0 million secured revolving credit facility, or our credit facility, which is available for general business purposes, including acquisitions, and which matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our credit facility for two, one year periods. We are required to pay interest on outstanding borrowings under our credit facility at a rate based on, at our option, LIBOR or a base rate, plus a premium, per annum and are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. We can borrow, repay and re-borrow funds available under our credit facility until maturity, and no principal repayment is due until maturity. Our credit facility is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral. For more information about our credit facility and our previously existing $100.0 million credit facility that we replaced in February 2017, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We may also assume mortgage debt in connection with future acquisitions of senior living communities or we may place mortgages on properties we own, as well as seek to obtain other additional sources of financing in the future, including term debt or issuing equity or debt securities.

OPERATING STRUCTURE
We have five operating divisions. Four of these divisions are responsible for senior living communities located in specified geographic regions, with each region's management being responsible for independent living, assisted living and skilled nursing units within its specified regions. Each of our senior living divisions is headed by a divisional vice president with extensive experience in the senior living industry, and is managed from our regional offices. Our regional offices are responsible for our senior living communities located within a specified geographic region and are headed by regional directors of operations that have extensive experience in the senior living industry. Each regional office is typically supported by a clinical or wellness director, a regional accounts manager, a human resources specialist and a sales and marketing specialist. Regional office staff members are responsible for all of our senior living community operations, including:

•	resident services;

•	Medicare and Medicaid billing;

•	sales and marketing;

•	hiring of community personnel;

•	compliance with applicable legal and regulatory requirements; and

•	supporting our development and acquisition plans within their region.
Our fifth division is responsible for the provision of physical therapy services and is headed by a vice president within our corporate office who has extensive experience in rehabilitation services, and who is supported by a network of divisional and regional directors of rehabilitation services who are assigned to specified geographic regions.
Our corporate headquarters staff, located in Massachusetts, is responsible for corporate level systems, policies and procedures, such as:

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

Skilled Nursing Facility Staffing.  Each of our SNFs is managed by a state licensed administrator who is supported by other professional personnel, including a director of nursing, an activities director, a marketing director, a social services director, a business office manager and physical, occupational and speech therapists. Our directors of nursing are state licensed nurses who supervise our registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary among our SNFs depending on the size and occupancy of, and the type of care provided at, the applicable SNF. Our SNFs also contract with physicians who provide certain administrative clinical oversight services.

EMPLOYEES

As of March 20, 2018, we had approximately 24,800 employees, including approximately 15,300 full time equivalents. We believe our relations with our employees are good.

GOVERNMENT REGULATION AND REIMBURSEMENT

The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, types and quality of medical care, physical facility requirements, government healthcare program participation, fraud and abuse, payments for patient services and patient records.
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

The healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is affected by the budgetary policies of both the federal and state governments. Reimbursements under the Medicare and Medicaid programs for skilled nursing, physical therapy and rehabilitation and wellness services provided operating revenues at our outpatient clinics and some of our senior living communities (principally our SNFs). We derived approximately 22% of our consolidated revenues from continuing operations from Medicare and Medicaid programs for each of the years ended December 31, 2017 and 2016.

In addition to existing government regulation, we are aware of numerous healthcare regulatory initiatives on the federal, state and local levels, which may affect our business operations if implemented.

Independent Living Communities.  Government benefits are not generally available for services at independent living communities, and residents in those communities use private resources to pay for their living units and the services they receive. The rates in these communities are determined by local market conditions and operating costs. However, a number of federal Supplemental Security Income program benefits pay housing costs for elderly or disabled recipients to live in these types of residential communities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of Supplemental Security Income recipients reside or are likely to reside. Categories of living arrangements that may be subject to these state standards include independent living communities and assisted living communities. Because independent living communities usually offer common dining facilities, in many jurisdictions, they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In addition, in some states, state or county health departments, social service agencies and/or offices on aging have jurisdiction over group residential communities for seniors and license independent living communities. To the extent that independent living communities include units to which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations. If the communities receive Medicaid or Medicare funds, they are subject to certification standards and Conditions of Participation. In some states, insurance or consumer protection agencies regulate independent living communities in which residents pay entrance fees or prepay for services.

Assisted Living Communities.  A majority of states provide or are approved to provide Medicaid payments for personal care and medical services to some residents in licensed assisted living communities under waivers granted by or under Medicaid state plans approved by the Centers for Medicare and Medicaid Services, or CMS, of the U.S. Department of Health and Human Services, or HHS. State Medicaid programs control costs for assisted living and other home and community based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to assisted living community operators are generally lower than rates paid to SNF operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher level of health services provided in SNFs. States that administer Medicaid programs for services in assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities.
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
HHS, the Senate Special Committee on Aging and the Government Accountability Office, or the GAO, have studied and reported on the development of assisted living and its role in the continuum of long term care and as an alternative to SNFs. Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for assisted living communities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs.  CMS is encouraging state Medicaid programs to expand their use of home and community based services as alternatives to institutional services, pursuant to provisions of the Deficit Reduction Act of 2005, or the DRA, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and other authorities, through the use of several programs. One such program, the Community First Choice Option, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. According to CMS, as of May 2017, eight states had approved CFC Option programs. We are unable to predict the effect of the implementation of the CFC Option and other similar programs, but their impact may be adverse and material to our operations and our future financial results of operations.

Skilled Nursing Facilities—Reimbursement. A majority of all SNF revenues in the United States comes from publicly funded programs. According to CMS, Medicaid is the largest source of public funding for SNFs, followed by Medicare. In 2016, approximately 31% of SNF and continuing care retirement community revenues came from Medicaid and 23% from Medicare.
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
CMS implemented the SNF PPS pursuant to the Balanced Budget Act of 1997. Under the SNF PPS, SNFs receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. The SNF PPS requires SNFs to assign each resident to a care group depending on that resident’s medical characteristics and service needs. These care groups are known as Resource Utilization Groups, or RUGs, and CMS establishes a per diem payment rate for each RUG. Effective October 2010, CMS adopted rules that implemented a new SNF PPS case mix classification system known as RUG-IV. CMS also requires the use of a resident assessment instrument called the Minimum Data Set 3.0, which SNFs must use to collect clinical data to assign residents to RUG‑IV reimbursement categories. Medicare SNF PPS payments cover substantially all services provided to Medicare residents in SNFs, including ancillary services such as rehabilitation services.
CMS updates SNF PPS payments for each year by a market basket update to account for inflation and periodically implements changes to the RUG categories and payment rates. Since federal fiscal year 2012, the ACA has also reduced SNF PPS payments for each year by a productivity adjustment based on national economic productivity statistics. Following the implementation of RUG-IV, Medicare billing increased nationally, partially because of the unexpectedly large proportion of patients grouped in the highest paying RUG therapy categories. CMS did not intend for the implementation of RUG-IV to increase Medicare billing. In 2011, CMS adopted a final rule designed to recalibrate the Medicare SNF PPS, which resulted in a reduction in aggregate Medicare payments for SNFs by approximately 11.1%, or $3.87 billion, in federal fiscal year 2012. In subsequent years, CMS slightly increased the Medicare SNF PPS rates and estimated that those rates would increase payments to SNFs by an aggregate of approximately 1.8% for federal fiscal year 2013, 1.3% for federal fiscal year 2014, 2.0% for federal fiscal year 2015, 1.2% for federal fiscal year 2016 and 2.4% for federal fiscal year 2017.
In July 2017, CMS issued a final rule updating Medicare payments to SNFs for federal fiscal year 2018, which CMS estimated would increase payments to SNFs by an aggregate of 1.0%, or approximately $370 million, compared to payments in federal fiscal year 2017. Additionally, in the final rule, CMS revised the market basket index for federal fiscal year 2018 and subsequent federal fiscal years by updating the base year from 2010 to 2014 and by adding a new cost category for Installation, Maintenance, and Repair Services. CMS also adopted additional policies, measures and data reporting requirements for the SNF Quality Reporting Program, as well as requirements for the SNF Value-Based Purchasing Program, including an exchange function to translate SNF performance scores calculated using the program’s scoring methodology into incentive payments. Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012 discussed above, however, Medicare payment rates will be lower for federal fiscal year 2018 than they were in federal fiscal year 2011. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs we may incur for services to our residents whose services are paid for by Medicare.
In April 2017, CMS released a separate advance notice of proposed rulemaking soliciting public comments on potential options CMS may consider for revising certain aspects of the existing Medicare SNF PPS payment methodology, based on the results of CMS’s SNF Payment Models Research project. In particular, CMS is seeking comments on the possibility of replacing the existing case-mix classification model, RUG-IV, with a new model, the Resident Classification System, Version I.
In March 2017, the Medicare Payment Advisory Commission, or MedPAC, released recommendations to Congress regarding how Medicare fee-for-service payment system rates should be adjusted in 2018. MedPAC focused on post-acute care services, including SNF and home health services. MedPAC reiterated its previous recommendation for the adoption of a uniform Medicare post-acute care prospective payment system that bases payments on patient characteristics. Further, in its January 2018 meeting, MedPAC unanimously passed a recommendation directing Congress to eliminate the market basket updates for SNFs for fiscal years 2019 and 2020, directing HHS to implement a redesigned SNF PPS in fiscal year 2019 and to report to Congress the impacts of a revised SNF PPS and make any additional adjustments to payments needed to more closely align payments with the cost of care in fiscal year 2021.
The Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, incrementally reduced the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because a majority of SNF bad debt has historically been related to dual eligible beneficiaries, this rule has a substantial negative effect on SNFs, including some that we operate. The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013 and going forward.

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by 2.0% through 2023. In 2014 and 2015, Congress approved two additional one year extensions of Medicare sequestration, through 2025. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. The automatic 2.0% payment cuts took effect in April 2013 and had an adverse effect on our operations and financial results. Subsequent legislation appears to have modified some aspects of the sequestration process, but at this time it is unclear what impact this legislation may have on Medicare payments we receive. Any future reductions in Medicare payment rates could be adverse and material to our operations and financial results.

The federal government is seeking to slow the growth of Medicare and Medicaid payments for SNF services by several methods. In 2006, the government implemented limits on Medicare payments for outpatient therapies and then, pursuant to the DRA, created an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. In April 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 2015, further postponing the implementation of firm limits on Medicare payments for outpatient therapies. PAMA also extended the 0.5% increase to the Medicare Physician Fee Schedule, or MPFS, rates through December 2014 and provided no increase in the MPFS rates, to which our Medicare outpatient therapy rates are tied, in the period between January 2015 and March 2015. In April 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 2015 through December 2017, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. As of January 17, 2018, however, the outpatient therapy cap exceptions process had not yet been further extended by Congress. Therapy over the cap is statutorily excluded as a Medicare benefit in the absence of an exceptions process. If no action is taken, Medicare beneficiaries will be limited to $2,010 of therapy under each therapy cap in 2018.

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

The DRA established the five year Money Follows the Person demonstration project in 2007 to award competitive grants to 30 states to provide home and community based long term care services to qualified individuals relocated from SNFs, and to increase federal medical assistance for each qualifying beneficiary for a limited time period. The ACA expanded eligibility for this program and extended this program for an additional five years through 2016. According to a report by HHS in June 2017 to the President and Congress, 43 states and the District of Columbia participated in the Money Follows the Person demonstration project, and the national evaluation conducted by HHS found positive signs that the demonstration was effective.
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
In addition, the DRA increased the “look-back” period for prohibited asset transfers that disqualifies individuals from Medicaid SNF benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the SNF and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period and requiring SNFs to collect charges directly from residents and their transferees.
Although Medicaid is exempt from the sequestration process described above, some of the states in which we operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. Some states are expanding their use of managed care, partly to control Medicaid program costs. According to a report by CMS Office of the Actuary in February 2018, Medicaid enrollment is estimated to have increased 11.9% in 2014, 4.9% in 2015, 3.0% in 2016, and 2.0% in 2017, due primarily to the expansion in Medicaid eligibility under the ACA, which began in 2014. In addition, Medicaid enrollment and Medicaid spending are projected to increase at an average annual rate of 1.4% and 5.8%, respectively, from 2017 through 2026.
Further, in January 2018, CMS issued a letter to state Medicaid Directors announcing that CMS would support state efforts to test incentives that make participation in work or other community engagement a requirement for continued Medicaid eligibility for non-elderly, non-pregnant adults. States would be required to have exemptions for individuals who are classified as “disabled” for Medicaid eligibility purposes, as well those with acute medical conditions or medical frailty that would prevent them from complying with the work requirement. As of January 2018, at least ten states have proposed implementing some type of work requirement for Medicaid eligibility.
We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates, the federal payments to states for Medicaid programs and Medicaid eligibility standards.
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
In October 2016, CMS issued a final rule to implement the Merit-Based Incentive Payment System, or MIPS, and Advanced Alternative Payment Models, or APMs, which together CMS calls the Quality Payment Program.  These reforms were mandated under MACRA and replace the SGR methodology for updates to the MPFS to which our Medicare outpatient therapy rates are tied. Starting in 2019, providers may be subject to either MIPS payment adjustments or APM incentive payments.  MIPS is a new Medicare program that combines certain parts of existing quality and incentive programs into a single program that addresses quality, resource use, clinical practice activities and meaningful use of electronic health records.  APMs are innovative models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries which draw on existing programs, such as the bundled payment and shared savings models. Our Medicare Part B outpatient therapy revenue rates are tied to the MPFS and may be affected by these regulatory changes. CMS has continued to update the Quality Payment Program requirements. Most recently, in November 2017, CMS issued a final rule making changes to the Quality Payment Program for 2018, and in January 2018, CMS unveiled a new voluntary bundled payment model, which will be added to the list of qualifying APMs approved for the Quality Payment Program.
PAMA established a SNF Value-Based Purchasing Program, which is intended to increase quality of care and reduce preventable hospitalizations. Under this program, HHS will assess SNFs based on hospital readmissions and make these assessments available to the public by October 2017. As part of PAMA implementation, in the SNF PPS final rule for fiscal year 2016, CMS adopted a 30 day all-cause, all-condition hospital readmission measure for SNFs, which was replaced with an all-condition, risk-adjusted potentially preventable hospital readmission rate measure in the SNF PPS final rule for fiscal year 2017. Under PAMA, beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on this measure. To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting in October 2018 and then redistribute between 50% and 70% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure. As noted above, in July 2017, the final rule updating Medicare payments to SNFs for federal fiscal year 2018 also adopted requirements for the Skilled Nursing Facility Value-Based Purchasing Program, including an exchange function to translate SNF performance scores calculated using the program’s scoring methodology into incentive payments. In addition, in October 2017, CMS publicly released certain SNF performance data for 2015, the baseline year for the SNF Value-Based Purchasing Program.
In October 2014, President Obama signed into law the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data. Specifically, under the SNF Quality Reporting Program, HHS required SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format as of October 2016 and to begin reporting certain patient assessment data in such a format by October 2018. Beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year. Beginning October 2018, HHS will make this data publicly available pursuant to certain procedures to be established. The IMPACT Act also requires the Secretary of HHS and MedPAC to submit reports to Congress recommending a future Medicare PPS for post-acute care providers and analyzing both its effects on the reported metrics and its financial effect on post-acute care providers. As previously noted above, in July 2017, the final rule updating Medicare payments to SNFs for federal fiscal year 2018 also adopted additional policies, measures and data reporting requirements for the SNF Quality Reporting Program.
In September 2016, CMS released a final rule to comprehensively update the Conditions of Participation for long term care facilities that participate in Medicare and Medicaid, such as our SNFs. The final rule, which went into effect beginning in November 2016, institutes a broad range of new requirements, some of which stem from statutory modifications under the ACA and the IMPACT Act. The requirements under the final rule largely match those set forth in the proposed rule, which was released by CMS in July 2015. In particular, the final rule requires our SNFs, in a multi-phased approach over the next few years, to: train staff on care for residents with dementia and on abuse prevention; consider residents’ health needs when making decisions about the kinds and levels of staffing; ensure that staff have the appropriate skills and competencies to provide individualized, resident centered care; augment care planning activities, including considering residents’ goals and preferences and, on discharge, giving residents necessary follow up information and improving communication with receiving facilities or services; permit dietitians and therapy providers to write orders under certain circumstances; meet heightened food and nutrition services requirements; implement an updated infection prevention and control program, including requiring each of our SNFs to designate an infection prevention and control officer; and strengthen residents’ rights. In addition, the final rule requires our SNFs to: alter their staffing levels and competencies based on the results of mandated facility assessments; develop, implement and maintain a compliance and ethics program and a quality assurance and performance improvement program; and implement new practices surrounding the preparation and implementation of care plans and discharge summaries, among other new requirements. These requirements will increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, including our SNFs. Specifically, CMS estimated in the final rule that the cost of complying with all of the new requirements per facility would be approximately $62,900 in the first year, and approximately $55,000 each year thereafter. However, we believe new requirements often cost considerably more than CMS estimates.
In August 2015, CMS announced that it will conduct the second phase of another SNF quality improvement program, the Initiative to Reduce Avoidable Hospitalizations Among Nursing Facility Residents, a pilot program first announced in 2012, which will be continued in partnership with selected organizations from October 2016 to October 2020.  In this phase of the initiative, participants will test whether a new payment model for SNFs and practitioners, together with clinical and educational interventions that participants are currently implementing, will further reduce avoidable hospitalizations, lower combined Medicare and Medicaid spending and improve the quality of care received by long stay SNF residents. As of November 2017, six organizations had cooperative agreements with CMS to implement this phase of the initiative, and over 250 long term care facilities were selected to participate.
In September 2017, CMS, through its Innovation Center, issued a request for information seeking reactions from stakeholders regarding new approaches to promote patient centered care and test market driven reforms intended to empower Medicare and Medicaid beneficiaries as consumers, provide price transparency, increase choices and competition to improve quality, reduce cost and improve outcomes. In particular, CMS indicated that the Innovation Center is interested in testing models in eight focus areas, including increased participation in advanced alternative payment models; consumer directed care and market based innovation models; state based and local innovation, including Medicaid focused models; and program integrity models.

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
Skilled Nursing Facilities—Survey and Enforcement. Pursuant to the Omnibus Reconciliation Act of 1987, Congress enacted major reforms to federal and state regulatory systems for SNFs that participate in the Medicare and Medicaid programs. Since then, the GAO has reported that, although much progress has been made, substantial problems remain in the effectiveness of federal and state regulatory activities. The HHS Office of Inspector General, or the OIG, has issued several reports concerning quality of care and billing practices in SNFs, and the GAO has issued several reports recommending that CMS and states strengthen their compliance and enforcement practices, including federal oversight of state actions and to ensure that SNFs provide adequate care and states act more consistently. Moreover, in its fiscal year 2017 work plan and subsequent monthly updates, the OIG specifically stated that it will review compliance with various aspects of the SNF PPS, including the documentation requirement in support of claims paid by Medicare, and assess the incidence of serious quality of care issues, such as abuse and neglect. In recent years, the OIG and the GAO have also repeatedly called for increased oversight and payment system reform for SNFs.

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

Further, in August 2017, the OIG issued an early alert regarding preliminary results of its ongoing review of potential abuse or neglect of Medicare beneficiaries in SNFs. As a result of the review, which is part of the ongoing efforts of the OIG to detect and combat elder abuse, the OIG concluded that CMS has inadequate procedures to ensure that incidents of potential abuse or neglect of beneficiaries residing in SNFs are identified and reported. The OIG provided suggestions for immediate actions that CMS can take to ensure better protection of beneficiaries. It is unclear what policy changes or oversight efforts CMS will undertake as a result of this early alert.

In addition to scrutiny from the GAO and the OIG, the Senate Special Committee on Aging and other congressional committees have also held hearings on related SNF issues. As a result, CMS has undertaken several initiatives to increase the effectiveness of Medicare and Medicaid SNF survey and enforcement activities. CMS has been taking steps to identify and focus enforcement efforts on SNFs and chains of SNF operators with findings of substandard care or repeat violations of Medicare and Medicaid standards. CMS has also increased its oversight of state survey agencies and has improved the process by which data is captured from these surveys. As an added measure of improving patient care, the ACA provides for the funding of a state background check system for job applicants to long term care providers who will have direct access to patients. CMS has begun the administration of this program, and, as of January 2018, had awarded funding to approximately half of the states.
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
Healthcare Reform. The ACA, signed into law in March 2010, has resulted in changes to insurance, payment systems and healthcare delivery systems. The ACA was intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. Some of the provisions of the ACA took effect immediately, whereas others took effect or will take effect at later dates. To the extent the ACA is repealed, replaced or modified, additional risks and regulatory uncertainty may arise. Depending upon what aspects of the ACA are repealed, replaced or modified, our future financial results could be adversely and materially affected.
The ACA also encouraged the development and testing of bundled payment for services models, the development of Medicare value-based purchasing plans to include quality measures as a basis for bonuses as well as several initiatives to encourage states to develop and expand home and community based services under Medicaid.
The ACA included various other provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. The ACA has resulted in several changes to existing healthcare fraud and abuse laws, established additional enforcement tools and funding to the government, and provided for increased cooperation between agencies by establishing mechanisms for sharing information relating to noncompliance. Furthermore, the ACA resulted in enhanced criminal and administrative penalties for noncompliance. For example, the ACA amended the Anti-Kickback Statute to provide that a claim that includes items or services resulting from a violation of the Anti-Kickback Statute now constitutes a false or fraudulent claim for purposes of the False Claims Act, or the FCA.
The ACA has been subject to judicial, legislative, and executive review over the past several years.  In particular, the U.S. Supreme Court issued several decisions related to the scope of the ACA, including upholding the Medicaid expansion provision.  Separately, Congress accelerated its attempts to repeal and replace the ACA.  In addition to those efforts, on October 12, 2017, President Trump signed an executive order that modified certain aspects of the ACA. Specifically, the executive order directed federal agencies to reduce limits on association health plans and temporary insurance plans, allowing more widespread offerings of plans that do not adhere to all of the ACA’s mandates, and to permit workers to use funds from tax advantaged accounts to pay for their own coverage. On the same day, the Trump Administration also announced that it would stop paying what are known as cost sharing reduction subsidies to issuers of qualified health plans under the ACA.
In addition to the above changes to the ACA, in June 2017, HHS solicited suggestions for changes that could be made within the existing ACA legal framework to improve health insurance markets and meet the Trump Administration’s reform goals. HHS sought comments from interested parties to inform its ongoing efforts to create a more patient centered healthcare system that adheres to the key principles of affordability, accessibility, quality, innovation and empowerment. It is unclear what the result of any of these legislative, executive and regulatory reform efforts may be or the effect they may have on us, if any.

We cannot estimate the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be material to and adversely affect our future results of operations. Similarly, we are unable to predict the impact on us of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. Expanded or decreased insurance availability may impact the number of paying customers for the services we provide. If the changes implemented under the ACA result in reduced payments for our services or the failure of Medicare, Medicaid or insurance payment rates to cover our costs, our future financial results could be adversely and materially affected.
In addition, other aspects of the ACA that affect employers generally, including the employer shared responsibility provisions that the Internal Revenue Service, or the IRS, began enforcing in January 2015, may have an impact on the design and cost of the health coverage that we offer to our employees. Due to the scope and complexity of the provisions of the ACA that apply to employers and employer group health plans, it is difficult to predict the overall impact of the ACA on our employee benefit plans and our cost of doing business over the coming years. We will continue to analyze how to provide our employees with cost-effective coverage, taking into account the various requirements of the ACA and the impact of any changes on our ability to attract and retain employees. For information on some recent changes that we have made to the health insurance coverage we offer employees in response to the rising cost of health insurance generally, see “Business—Insurance” in Part I, Item 1 of this Annual Report on Form 10-K.

Regulatory Reform. In December 2017, the Trump Administration, including HHS, updated its “Regulatory Plan and Unified Agenda of Regulatory and Deregulatory Actions,” which lists the scope and anticipated timing of pending and future regulations. In releasing the agenda, the Trump Administration highlighted its “ongoing progress toward the goals of more effective and less burdensome regulation,” including its plans to complete three deregulatory actions for every new regulatory action in fiscal year 2018. These efforts are consistent with executive orders issued by President Trump earlier in 2017, which called for the elimination of certain regulations, reductions in new regulatory costs to zero, and the creation of regulatory reform officers and taskforces within each federal agency. It is unclear how these regulatory reform efforts will impact our operations. Some of the regulatory updates described above may in the future be repealed, replaced or modified as a result of these regulatory reform efforts. For instance, in the latest update, HHS and CMS stated their intent to propose changes to the current Conditions of Participation or Conditions for Coverage that healthcare organizations must meet in order to begin and continue participating in the Medicare and Medicaid programs. This may include additional changes to the Conditions of Participation for long term care facilities that participate in Medicare and Medicaid, such as our SNFs.
We are unable to predict the impact on us of these or other regulatory reform efforts. While these efforts could ultimately decrease regulatory burden for our operations in the long-term, they may increase regulatory uncertainty in the near-term.

Tax Reform. On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the TCJA, became effective, enacting significant change to the United States Internal Revenue Code of 1986, as amended, or the IRC. The TCJA significantly impacts major aspects of the national economy, including the healthcare industry.

The TCJA has a direct effect on healthcare in that, effective January 1, 2019, it reduces the penalty associated with the individual mandate provision of the ACA to $0. Additionally, the TCJA changes the tax treatment of FCA payments by amending the IRC to disallow any payments made to the government “in relation to the violation of any law or the investigation or inquiry by such government or entity into the potential violation of any law” from being deductible business expenses; the IRC had previously disallowed deductions for fines and penalties but allowed deductions for certain damages amounts for FCA cases because such amounts were considered inherently compensatory.

Other Matters.  Federal and state efforts to target false claims, fraud and abuse and violations of anti‑kickback, physician referral (including the Ethics in Patient Referrals Act of 1989), privacy and consumer protection laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The FCA, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009, and the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal Anti-Kickback Statute. In addition, the ACA increased penalties under federal sentencing guidelines by between 20% and 50% for healthcare fraud offenses involving more than $1.0 million. State Attorneys General typically enforce consumer protection laws relating to senior living services, clinics and other healthcare facilities.
Government authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse. The OIG has guidelines for SNFs intended to assist them in developing voluntary compliance programs to prevent fraud and abuse; these guidelines recommend that CMS identify SNFs that are billing for higher paying RUGs and more closely monitor their compliance with patient therapy assessments as methods of fraud prevention. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits.
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
Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our communities exceeds the level of care for which a particular community is licensed. A finding that a community is delivering care beyond the scope of its license could result in closure of the community and the immediate discharge and transfer of residents. Some states and the federal government allow certain citations of one community to impact other communities operated by the same entity or a related entity, including communities in other states. Revocation of a license or certification at one of our communities could therefore impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our leases, our management agreements with SNH and our credit facility or adversely affect our ability to operate or obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the community as well as a related entity.
Our communities must comply with laws designed to protect the confidentiality and security of individually identifiable information. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, our communities must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with these laws. Under the HITECH Act, penalties for violation of certain provisions may be as high as $50,000 per violation for a maximum civil penalty of $1.5 million per calendar year. In January 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect in March 2013 and required compliance with most provisions by September 2013. The Omnibus Rule modified various requirements, including the standard for providing breach notices, which was previously to perform an analysis of the harm of any disclosure, to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information, including financial information and PHI. In some states, these laws are more burdensome than HIPAA. In instances in which the state provisions are more stringent than or differ from HIPAA, our communities must comply with both the applicable federal and state standards. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations. HIPAA enforcement efforts have increased considerably over the past few years, with HHS, through its Office for Civil Rights, entering into several multi-million dollar HIPAA settlements in 2017 alone. Finally, the Office for Civil Rights and other regulatory bodies have become increasingly focused on cybersecurity risks, including the emerging threat of ransomware and similar cyber attacks. The increasing sophistication of cybersecurity threats presents challenges to the entire healthcare industry.
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

•
operating an offshore captive insurance company which participates in our workers’ compensation, professional and general liability and certain of our automobile liability insurance programs, which may allow us to reduce our net insurance costs by retaining the earnings on our reserves, provided our claims experience does not exceed that projected by various statutory and actuarial formulas;

•
increasing the amounts that some of our employees are required to pay for health insurance coverage and copayments for health services and pharmaceutical prescriptions and decreasing the amount of certain healthcare benefits as well as adding a high deductible health insurance plan as an option for our employees;

•
utilizing insurance and other professional advisors to help us establish programs to reduce our workers’ compensation and professional and general liabilities, including a program to monitor and proactively settle liability claims and to reduce workplace injuries;

•	utilizing insurance and other professional advisors to help us establish appropriate reserves for our retained liabilities and captive insurance programs; and

•
participating with ABP Trust and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or a reinsurer of certain coverage amounts. We also participate with The RMR Group Inc., or RMR Inc., and other companies to which RMR LLC provides management services in a partial joint program for directors and officers' liability insurance as well as purchase such insurance for our own account. For more information, see Note 16 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

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
COMPETITION

The senior living services business is highly competitive. We compete with numerous other senior living community operators, as well as companies that provide senior living services, such as home healthcare companies and other real estate based service providers. Some of our existing competitors are larger and have greater financial resources than us and some of our competitors are not for profit entities which have endowment income and may not face the same financial pressures that we do. Also, in recent years a significant number of new senior living communities have been developed, and we expect this increased development activity to continue in the future. This development activity has increased competitive pressures on us, particularly in the geographic markets where this development activity has been most focused. We may enter additional lease and management arrangements with SNH, and our relationships with SNH and RMR LLC may provide us with competitive advantages; however, SNH is not obligated to provide us with opportunities to lease or manage additional properties. We cannot be sure that we will be able to compete successfully or operate profitably. For more information on the competitive pressures we face and associated risks, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

The political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our communities to increase in the future. In the long term, we believe any such increased costs will be passed through and paid by our residents and other customers in higher charges for our services. However, in the short term, these increased costs, if material in amount, could materially and adversely affect our financial condition and results of operations. For further information regarding climate change matters and their possible adverse impact on us, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change".

We are aware of the impact of our communities on the environment. When we renovate our communities we generally use energy efficient products including lighting, windows and heating ventilation and air conditioning equipment.

INTERNET WEBSITE

Our internet website address is www.fivestarseniorliving.com. Copies of our governance guidelines, our code of business conduct and ethics, or Code of Conduct, and the charters of our audit, quality of care, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Five Star Senior Living Inc., 400 Centre Street, Newton, Massachusetts 02458. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that stockholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Securityholders may send communications to our Board of Directors or individual Directors by writing to the party for whom the communication is intended at c/o Secretary, Five Star Senior Living Inc., 400 Centre Street, Newton, Massachusetts 02458 or email secretary@5ssl.com. Our website address is included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10‑K.

Item 1A. Risk Factors

Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe are material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations, liquidity or prospects could be adversely affected and the value of our securities could decline. Investors and prospective investors should consider the risks described below, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
RISKS RELATED TO OUR BUSINESS
We have realized losses from operations for the past several years and, prior to that, we had not been consistently profitable, and we have limited resources and substantial lease obligations.
We have realized losses from operations for the past several years and, prior to that, we had not been consistently profitable since we became a public company in 2001. We currently have limited resources and substantial lease obligations. Given our history of losses and the current industry conditions, we cannot be sure that we will be able to achieve and/or maintain profitability in the future. If we are unable to effectively manage our operations and cash flows, or achieve profitability in other ways, the value of our securities may be adversely affected.

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
As further discussed below, government benefits, such as Medicare and Medicaid, are not generally available for services at independent and assisted living communities. Many seniors are not otherwise able to pay our monthly resident fees with private resources. Our residents paid approximately 78% of our senior living revenues from operations during the year ended December 31, 2017 from their private resources, and we expect to continue to rely on the ability of our residents to pay for our services from their own financial resources. Economic downturns, softness in the U.S. housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident fees or entrance fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy rates, revenues and results of operations could decline.
The current trend for seniors to delay moving to senior living communities until they require greater care could have a material adverse effect on our business, financial condition and results of operations.
Seniors have been increasingly delaying their moves to senior living communities, including to our senior living communities, until they require greater care. Further, rehabilitation services and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in our occupancy rates and increases in our resident turnover rates. Moreover, older aged persons may have greater care needs and require higher acuity services, which may increase our cost of business, expose us to additional liability or result in lost business and shorter stays at our senior living communities if we are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact our occupancy rates, revenues, cash flows and results of operations.

Increases in our labor costs may have a material adverse effect on us.
Wages and employee benefits associated with our operations were approximately 42% of our 2017 total operating expenses. We compete with other senior living community operators, among others, to attract and retain qualified personnel responsible for the day to day operations of our senior living communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require us to increase the wages and benefits we offer to our employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and, as noted above, we cannot predict the future impact of the ACA, the repeal or replacement of the ACA or any other future healthcare legislation, on the cost of employee health insurance. Although we determine our employee health insurance and workers’ compensation self insurance reserves with guidance from third party professionals, our reserves may nonetheless be inadequate. Increasing employee health insurance and workers’ compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and adversely affect our earnings.
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
In recent years, a significant number of new senior living communities have been developed and continue to be developed. Although there are indications that the rate of newly started developments has recently declined, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on us, particularly in certain geographic markets where we operate senior living communities, and we expect these competitive challenges to continue for at least the next few years. These competitive challenges may prevent us from maintaining or improving occupancy and rates at our senior living communities, which may adversely affect their profitability and therefore negatively impact our revenues, cash flows and results from operations.
The failure of Medicare and Medicaid rates to match our costs will reduce our income or create losses.
Some of our current operations, especially our SNFs, receive significant revenues from Medicare and Medicaid. We derived approximately 22% of our senior living revenues from continuing operations from these programs, for each of the years ended December 31, 2017 and 2016.  Payments under Medicare and Medicaid are set by government policy, laws and regulations. The rates and amounts of these payments are subject to periodic adjustment. Current and projected federal budget deficits, federal spending priorities and challenging state fiscal conditions have resulted in numerous recent legislative and regulatory actions or proposed actions with respect to Medicare and Medicaid payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K. We cannot estimate the type and magnitude of these matters. However, these matters could result in the failure of Medicare or Medicaid payment rates to cover our costs of providing required services to residents, or in reductions in payments to us or other circumstances that could have a material adverse effect on our business, results of operations and financial condition.
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
Provisions of the ACA and efforts to repeal, replace or modify the ACA could reduce our income and increase our costs.
The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, subject to possible future repeal, replacement or modification of the ACA. The ACA provides for multiple reductions to the annual market basket updates for inflation that may result in reductions in SNF Medicare payment rates. In addition, certain provisions of the ACA that affect employers generally, including the employer shared responsibility provisions that went into effect on January 1, 2015, may have an impact on the design and cost of the health coverage that we offer to our employees. We are unable to predict the impact of the ACA on our future financial results of operations, but it may be adverse and material. In addition, maintaining compliance with the ACA will require us to expend management time and financial resources.
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

On October 12, 2017, President Trump signed an executive order that modified certain aspects of the ACA by directing federal agencies to reduce limits on association health plans and temporary insurance plans and to permit workers to use funds from tax advantaged accounts to pay for their own coverage. On the same day, the Trump Administration also announced that it would stop paying what are known as cost sharing reduction subsidies to issuers of qualified health plans under the ACA. Further, as a result of a new tax reform law, effective January 1, 2019, the penalty associated with the individual mandate provision of the ACA was reduced to $0. To the extent the ACA is repealed, replaced or modified, additional risks and regulatory uncertainty may arise. Depending upon what aspects of the ACA are repealed, replaced or modified, if any, our future financial results could be adversely and materially affected.
Depressed U.S. housing market conditions may reduce the willingness or ability of seniors to relocate to our senior living communities.
Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of seniors to afford our entrance fees and resident fees, as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. If seniors have a difficult time selling their homes, their ability to relocate to our senior living communities or finance their stays at our senior living communities with private resources could be adversely affected. If U.S. housing market conditions reduce seniors’ willingness or ability to relocate to our senior living communities, the occupancy rates, revenues and cash flows at our senior living communities and our results of operations could be negatively impacted.

Federal, state and local employment related laws and regulations could increase our cost of doing business, and we may fail to comply with such laws and regulations.

Our operations are subject to a variety of federal, state and local employment related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs matters such as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. Because labor represents a significant portion of our operating expenses, compliance with these evolving laws and regulations could substantially increase our cost of doing business, while failure to do so could subject us to significant back pay awards, fines and lawsuits. We are currently subject to employment related claims in connection with our operations. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Our failure to comply with federal, state and local employment related laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to extensive regulation which requires us to incur significant costs and may result in losses.
Licensing and Medicare and Medicaid laws require operators of senior living communities and rehabilitation and wellness clinics to comply with extensive standards governing operations and physical environments. Federal and state laws also prohibit fraud and abuse by senior living providers and rehabilitation and wellness clinic operators, including civil and criminal laws that prohibit false claims and regulate patient referrals in Medicare, Medicaid and other payer programs. In recent years, federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti‑fraud investigations in healthcare generally. CMS contractors are expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. When federal or state agencies identify violations of anti‑fraud, false claims, anti‑kickback and physician referral laws, they may impose or seek civil or criminal penalties, treble damages and other government sanctions, and may revoke the community’s license or make conditional or exclude the community from Medicare or Medicaid participation. The ACA amended the federal Anti‑Kickback Statute and the FCA, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers, and for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations. In addition, when these agencies determine that there has been quality of care deficiencies or improper billing, they may impose or seek various remedies or sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, restitution of overpayments, government oversight, temporary management, loss of licensure and criminal penalties. Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our communities exceeds the level of care for which a particular community is licensed. A finding that a community is delivering care beyond the scope of its license could result in closure of the facility and the immediate discharge and transfer of residents. Certain states and the federal government may determine that citations relating to one community affect other communities operated by the same entity or related entities, which may negatively impact an operator’s ability to maintain or renew other licenses or Medicare or Medicaid certifications or to secure new licenses or certifications. In addition, revocation of a license or certification at one community could impact our ability to obtain new licenses or certifications or to maintain or renew existing licenses and certifications at other communities, and trigger defaults under our leases, our management agreements with SNH and our new credit facility, or adversely affect our ability to operate or obtain financing in the future.
Our communities incur sanctions and penalties from time to time. As a result of the healthcare industry’s extensive regulatory system and increasing enforcement initiatives, we have experienced increased costs for monitoring quality of care compliance, billing procedures and compliance with referral laws and other laws that apply to us, and we expect these costs may continue to increase. For example, as disclosed previously and elsewhere in this Annual Report on Form 10-K, as a result of our compliance program to review records related to our Medicare billing practices, in February 2015, we made a voluntary disclosure regarding certain potential inadequate documentation and other issues at one of our leased SNFs to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol. In June 2016, we settled this matter with the OIG and agreed to pay approximately $8.6 million to the OIG in exchange for a customary release but did not admit any liability. Further, as a result of our compliance program, in September 2017, we made an additional voluntary disclosure to the OIG regarding potential inadequate documentation and other potential issues at another of our leased SNFs. We submitted supplemental disclosures related to this matter to the OIG in December 2017 and March 2018. At December 31, 2017, we had accrued an estimated revenue reserve of $0.9 million for historical Medicare payments we received and expect to repay as a result of these deficiencies. In addition, we have recorded expenses for additional costs we incurred or expect to incur, including estimated OIG imposed penalties, as a result of this matter, totaling $0.7 million for the year ended December 31, 2017, all of which remains accrued and not paid at December 31, 2017. The compliance reviews we undertook which resulted in these OIG voluntary disclosures were not initiated in response to any specific complaint or allegation, but were reviews of the type that we periodically undertake to test our own compliance with applicable Medicare billing rules.
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
We have been, are currently, and expect in the future to be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. For example, we were defendants in a lawsuit filed by the estate of a former resident of a senior living community operated by us in which a verdict was rendered against us awarding damages of approximately $19.2 million, which consisted of $2.5 million for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered with the plaintiff, approximately $7.3 million was paid to the plaintiff by us and our former liability insurer. The defense and resolution of such claims, lawsuits and other proceedings may require us to incur significant expenses.
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
Increasing interest rates may adversely affect us.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions that have resulted in low interest rates for a long period of time. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by one and quarter percentage points, and there are some market expectations that market interest rates will rise further in the near to intermediate term. Market interest rates may continue to increase, and those increases may materially and negatively affect us in several ways, including:

•
Increases in interest rates could adversely impact the housing market and reduce demand for our services and occupancy at our senior living communities, could increase our rent expense at our leased senior living communities due to the landlord setting rent based on a required return on its investment, and could reduce the likelihood that we will earn incentive fees at our managed senior living communities due to the owner requiring a minimum return on its investment prior to our being eligible to receive an incentive fee or subject our management agreements to termination by the owner of our senior living communities if it does not realize its return on invested capital under our management agreements.

•
Amounts outstanding under our credit facility require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due and our ability to fund our operations and working capital.

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

Our growth strategy may not succeed.

We intend to continue to grow our business by entering into additional long term lease and management arrangements for, and by acquiring, senior living communities where residents’ private resources account for all or a large majority of revenues. Our business plans include seeking to take advantage of expected long term increases in demand for senior living communities. Our growth strategy is subject to risks, including, but not limited to, the following:

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

•	we may have difficulty hiring and retaining key employees and other personnel at newly acquired, leased or managed senior living communities;

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

•	integrating the operations of newly acquired, leased or managed senior living communities may disrupt our existing operations, or may cost more than anticipated;

•	we may fail to realize any expected operating or cost efficiencies from senior living communities we acquire or agree to lease or manage;

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

•	newly acquired, leased or managed senior living communities might require significant management attention that would otherwise be devoted to our other business activities.

For these reasons, among others, we might not realize the anticipated benefits of our acquisitions or additional long term lease and management arrangements, and our growth strategy may not succeed or may cause us to experience losses.
Our business requires us to make significant capital expenditures to maintain and improve our senior living communities.
Our senior living communities sometimes require significant expenditures to address required ongoing maintenance or to make them more attractive to residents. Physical characteristics of senior living communities are mandated by various government authorities; changes in these regulations may require us to make significant expenditures. In addition, we are often required to make significant capital expenditures when we acquire, lease or manage new senior living communities. Our available financial resources may be insufficient to fund these expenditures. SNH has historically provided most of the capital required to improve the senior living communities we lease from them or manage for their account. However, when SNH funds capital expenditures at our leased senior living communities, our rent increases, and when SNH funds capital expenditures at our managed senior living communities, the invested capital upon which SNH’s returns are based increases. We may be unable to pay increased rent at our leased senior living communities without experiencing losses and increases in SNH’s invested capital at our managed communities may reduce or prevent our receipt of incentive fees or subject the applicable management agreements to termination by SNH if it is unable to realize its return on invested capital under such agreements.

Current government policies regarding interest rates and trade policies may cause a recession.

The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and changing U.S. and other countries’ trade policies may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition, including by limiting our ability to pay rent and causing the values of our owned and operated senior living communities and of our securities to decline. Further, general economic conditions, such as inflation, commodity costs, fuel and other energy costs, costs of labor, insurance and healthcare, interest rates, and tax rates, affect our operating and general and administrative expenses, and we have no control or limited ability to control such factors. Such economic uncertainties and conditions may adversely affect us and others, including our landlords, the owner of our managed senior living communities and our residents and prospective residents, such as by reducing access to funding or credit, increasing the cost of credit, limiting the ability to manage interest rate risk and increasing the risk that obligations will not be fulfilled, as well as other impacts which we are unable to fully anticipate.
We rely on information technology and systems in our operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.
We rely on information technology and systems, including the Internet and commercially available software, to process, transmit, store and safeguard information and to manage or support a variety of our business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personally identifiable information of employees, residents and tenants and lease data. If we experience material security or other failures, inadequacies or interruptions of our information technology, we could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to us. We rely on commercially available systems, software, tools and monitoring, as well as our internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential resident, tenant, customer and vendor information, such as personally identifiable information related to our employees and others, including our residents, and information regarding their and our financial accounts. We take various actions, and incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The cybersecurity risks to us and our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetuate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of our information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to us or our operations, or to safeguard our business processes, assets and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties. Any or all of the foregoing could materially and adversely affect our business and the value of our securities.

We may fail to comply with laws governing the privacy and security of personal information, including relating to health.
We are required to comply with federal and state laws governing the privacy, security, use and disclosure of personally identifiable information and protected health information. Under HIPAA and the HITECH Act, as updated by the HIPAA Omnibus Rule, we are required to comply with the HIPAA privacy rule, security standards and standards for electronic healthcare transactions. State laws also govern protected health information, and rules regarding state privacy rights may be more stringent than HIPAA. Other federal and state laws govern the privacy of other personally identifiable information. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations. HIPAA enforcement efforts have steadily increased, with HHS, through its Office for Civil Rights, entering into many HIPAA settlements with providers.
Increased leverage may harm our financial condition and results of operations.
We have substantial lease and other obligations. Our total annual minimum rent payable by us under our leases was $209.7 million as of December 31, 2017. In addition, our total consolidated long term debt as of December 31, 2017 was approximately $7.9 million. We also had approximately $0.3 million of short term mortgage debt and approximately $34.8 million of mortgage debt secured by senior living communities that were classified as held for sale as of December 31, 2017.
Our substantial lease and other obligations, including our indebtedness, could impact our business in the following ways, among others:

•	our ability to satisfy our lease and debt obligations could be affected;

•
the funds required to make rent, interest and principal payments will not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	our ability to obtain additional financing may be impaired;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•	we may be more vulnerable to downturns in our business and industry or the economy generally.

We may incur significant costs from our self insurance arrangements.
We partially self insure up to certain limits for workers’ compensation, professional and general liability and automobile coverage. Claims in excess of these limits are insured up to contractual limits, over which we are self insured. We fully self insure all health related claims for our covered employees. We may incur significant costs for claims and related matters under our self insurance arrangements. We cannot be sure that our insurance charges and self insurance reserve requirements will not increase, and we cannot predict the amount of any such increase, or to what extent, if at all, we may be able to offset any such increase through higher retention amounts, self insurance or other means in the future. Although we determine our employee health insurance, workers’ compensation and professional and general liability self insurance reserves with guidance from third party professionals, our reserves may nonetheless be inadequate. Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved and could result in our recognizing a significant amount of expenses in excess of our reserves. Our costs under our self insurance arrangements may materially and adversely effect our business, results of operations and liquidity.
We may fail to comply with the terms of the credit agreement governing our credit facility.
The agreement governing our credit facility, or our credit agreement, includes various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit agreement requires us to maintain certain debt service ratios. Our ability to comply with such covenants will depend upon the revenues we receive from our senior living communities. If the occupancy at our senior living communities declines, we may be unable to borrow under our credit facility. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our securityholders.
If we are unable to borrow under our credit facility, we may be unable to meet our obligations or grow our business by acquiring senior living communities. If we default under our credit agreement, our lenders may demand immediate payment and may elect not to fund future borrowings. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding indebtedness or in our no longer being permitted to borrow under our credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our credit agreement.
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
State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most of our resident agreements allow residents to terminate their agreements on 30 days’ notice. Thus, we may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings could be materially and adversely affected. In addition, the advanced ages of our senior living residents may result in high resident turnover rates.
Changes in tax laws or other actions could have a negative effect on us.
At any time, the federal or state income tax laws, or the administrative interpretations of those laws, may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us.
In particular, December 2017 legislation made substantial changes to the IRC, especially as it relates to the taxation of corporate income. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate, changes in the taxation of individuals and other noncorporate taxpayers that generally reduce their taxes on a temporary basis subject to “sunset” provisions, and the elimination or modification of various deductions. The new provisions generally limit business interest expense deductions to 30% of a taxpayer’s adjusted taxable income for a taxable year, and beginning after 2021 this limitation will become more stringent as it will be determined after application of any deduction for depreciation, amortization, or depletion. Additionally, the legislation also imposes additional limitations on the usage of net operating losses. The effect of these and other changes made in this legislation is highly uncertain, both in terms of their effect on our business and the effect on the taxation of an investment in our common shares. Furthermore, many of the provisions of the new law will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us.
We may be unable to use our net operating loss or tax credit carryforwards before they expire, or our ability to use our net operating loss or tax credit carryforwards may be limited.

Net operating losses and other tax credit carryforwards are subject to limitations in accordance with federal and state regulations, such as limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation stemming from the December 2017 amendments to the IRC providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year’s taxable income. Moreover, pursuant to the December 2017 amendments to the IRC, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely.

In addition, if we experience an ownership change, our net operating loss and tax credit carryforwards, which currently are expected to be utilized to offset future taxable income, may be subject to limitations on usage or elimination. Our bylaws contain certain provisions to facilitate the preservation of the tax treatment of our net operating losses and tax credit carryforwards, including provisions generally prohibiting a person or group from becoming a “5-percent shareholder” (as defined in the applicable Treasury regulations) without the consent of our Board of Directors. In November 2016, with the consent of our Board of Directors, ABP Acquisition LLC and certain related parties acquired approximately 36% of our common shares. Although this acquisition did not limit our ability to use our net operating loss or tax credit carryforwards, it limits the extent to which potential future acquisitions of our common shares by “5-percent shareholders” may be made without limiting our ability to use our net operating loss and tax credit carryforwards.

As of December 31, 2017, our federal net operating loss carryforwards, which are scheduled to begin expiring in 2026 if unused, were approximately $91.3 million, and our federal tax credit carryforwards, which begin expiring in 2022 if unused, were approximately $19.4 million. If in the future we use our net operating loss or tax credit carryforwards to reduce our tax liabilities, the existence and amounts of these net operating loss or tax credit carryforwards may be subject to audit by the relevant tax authorities and the amounts of these net operating loss or tax credit carryforwards may be reduced.

Our operations are subject to environmental risks.

Our operations are subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, the properties on which our owned, leased and managed senior living communities are located, including those created by prior owners or occupants, abutters or other persons. Various federal and state laws impose liabilities upon property owners and operators, including us, for environmental damages arising at, or migrating from, owned or operated properties, and we may be liable for the costs of environmental investigation and clean up at, or near, such owned or operated properties. As an owner or operator or previous owner or operator of properties, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our owned or operated properties. In addition, under our leases with SNH, we have agreed to indemnify SNH for any such liabilities related to the properties on which our senior living communities that we lease from SNH are located. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial.
In addition, we believe some of our senior living communities may contain asbestos. We believe any asbestos at our senior living communities is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected senior living communities, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

Our operations are subject to climate change and adverse weather risks.
Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain senior living communities we operate. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on senior living communities we operate and result in significant losses to us and interruption of our business. Further, the political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. These or future laws may cause operating costs at our senior living communities to increase. In the long term, we believe any such increased operating costs will be passed through and paid by our residents and other customers in higher charges for our services. Laws enacted to mitigate climate change may make some of our buildings obsolete or require us to make material investments in our senior living communities which could materially and adversely affect our financial condition and results of operations and cause the value of our securities to decline.
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

The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we cannot be sure that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.

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
RISKS ARISING FROM CERTAIN OF OUR RELATIONSHIPS AND OUR ORGANIZATION AND STRUCTURE
Our agreements and relationships with SNH, one of our Managing Directors, RMR LLC and others related to them may create conflicts of interest or the appearance of such conflicts of interest.
We have significant commercial and other relationships with SNH, one of our Managing Directors, Adam Portnoy, RMR LLC and others related to them, including:

•	The substantial majority of the senior living communities that we operate are owned by SNH and our business is substantially dependent upon our relationship with SNH;

•	SNH owns 8.4% of our outstanding common shares as of December 31, 2017;

•
RMR LLC, a subsidiary of RMR Inc., provides management services to us and SNH and we pay RMR LLC fees for those services based on a percentage of revenues, as defined under our business management agreement with RMR LLC. In the event of a conflict between us and SNH or us and RMR LLC, any of its affiliates or any public entity RMR LLC provides management services to, RMR LLC may act on its own and SNH’s or such other entity’s behalf rather than on our behalf;

•
One of our Managing Directors, Adam Portnoy, is a managing director and an officer and, as the current sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is an officer of, and through ABP Trust owns equity interests in, RMR LLC. RMR Inc. is the managing member of RMR LLC;

•
One of our Managing Directors, Adam Portnoy, and his father, Barry Portnoy, who served as one our Managing Directors until his death on February 25, 2018, together were our largest stockholders, and they owned, directly or indirectly (through a wholly owned subsidiary of ABP Trust), in aggregate 36.4% of our outstanding common shares and 1.3% of SNH's outstanding common shares as of December 31, 2017;

•
Our President and Chief Executive Officer, Bruce J. Mackey Jr., our Chief Financial Officer and Treasurer, Richard A. Doyle, and our Senior Vice President and General Counsel, Katherine E. Potter, are also officers and employees of RMR LLC, as are SNH’s president and chief operating officer and chief financial officer and treasurer, and Barry Portnoy was our Managing Director, a managing trustee of SNH and a director and an officer of RMR Inc. and an officer of RMR LLC until his death on February 25, 2018;

•
Prior to December 31, 2001, we were a wholly owned subsidiary of SNH. On that date, SNH distributed substantially all of our then outstanding common shares it owned to its shareholders. In connection with that distribution, we entered agreements with SNH and RMR LLC which, among other things, limit (subject to certain exceptions) ownership of more than 9.8% of our voting shares, restrict our ability to take any action that could jeopardize the tax status of SNH as a real estate investment trust and limit our ability to acquire real estate of types which are owned by SNH or other businesses managed by RMR LLC;

•	We lease our office headquarters building from a subsidiary of ABP Trust. Adam Portnoy, as its current sole trustee, controls ABP Trust and serves as its president;

•
In order to accommodate healthcare licensing requirements, we manage a portion of a senior living community that SNH owns and which SNH leases to D&R Yonkers LLC. D&R Yonkers LLC is owned by SNH’s president and chief operating officer and our Chief Financial Officer and Treasurer;

•
We, SNH, ABP Trust and four other companies to which RMR LLC provides management services currently own AIC, are parties to a shareholders agreement regarding AIC and participate in AIC’s property insurance program.

These multiple responsibilities, relationships and cross ownerships could create competition for the time and efforts of RMR LLC, Adam Portnoy and other RMR LLC personnel and give rise to conflicts of interest, or the appearance of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Directors, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the appearance of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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

The substantial majority of the senior living communities that we operate are owned by SNH and our business is substantially dependent on our relationship with SNH.
Of the 283 senior living communities we operate, 255 are owned by SNH. We lease 185 of these properties pursuant to five long term leases with SNH and we manage 70 of these senior living communities pursuant to long term management agreements and pooling agreements with SNH. For the year ended December 31, 2017, $996 million, or 89%, of our senior living revenue and all of our management fee revenue and reimbursed costs incurred on behalf of managed communities revenue were recognized in respect of SNH owned properties that we operate.
SNH may terminate our leases, management agreements and pooling agreements in certain circumstances, including if SNH does not receive certain annual minimum returns on the subject properties or for our uncured material breach. Our business is substantially dependent upon our continued relationship with SNH. The loss of our leases, management agreements or pooling agreements with SNH, or a material change to their terms, could have a material adverse effect on our business, financial condition or results of operations.

Adam Portnoy, as the current sole trustee of ABP Trust, beneficially owns in aggregate 35.9% of our outstanding common shares. As a result, investors in our securities may have less influence over our business than shareholders of other publicly owned companies.
As of the date of this Annual Report on Form 10-K, Adam Portnoy beneficially owns, directly or indirectly as the current sole trustee of ABP Trust, in aggregate 35.9% of our outstanding common shares.
For so long as Adam Portnoy and the entities he controls continue to retain a significant ownership stake in us, he may have significant influence in the election of the members of our Board of Directors, including our Independent Directors, and the outcome of stockholder actions. As a result, they may have the ability to significantly impact all matters affecting us, including:

•	the composition of our Board of Directors;

•
through our Board of Directors, determinations with respect to our management, business and investments generally, including with respect to our acquisition and disposition of assets, financing activities and plans, capital structure, distributions on our common shares, corporate policies and the appointment and removal of our officers, among others;

•	determinations with respect to mergers and other business combinations; and

•	the number of common shares available for issuance under our equity compensation plan.

In addition, the significant ownership of Adam Portnoy, the entities controlled by him and SNH in us may discourage transactions involving a change of control of us, including transactions in which our stockholders might otherwise receive a premium for their common shares over the then current market price.

As a result of the large ownership positions of Adam Portnoy and SNH, trading in our common shares may be more difficult.
As of the date of this Annual Report on Form 10-K, Adam Portnoy beneficially owned, directly or indirectly (as the current sole trustee of ABP Trust), in aggregate 35.9% of our outstanding common shares and SNH owned 8.4% of our outstanding common shares. These large shareholdings, some of which are subject to lock-up restrictions, reduce the number of our common shares that might otherwise be available to trade publicly, which could adversely affect the liquidity and market price of our common shares.
Ownership limitations and certain provisions in our charter, bylaws and certain material agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our charter and bylaws contain separate provisions which prohibit any stockholder from owning more than 9.8% and 5% of the number or value of any class or series of our outstanding shares of stock. The 9.8% ownership limitation in our charter is consistent with our contractual obligation with SNH to not take actions that may conflict with SNH’s status as a real estate investment trust under the IRC. The 5% ownership limitation in our bylaws, or our NOL bylaw, is intended to help us preserve the tax treatment of our net operating losses and other tax benefits. We also believe these provisions promote good orderly governance. These provisions inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a stockholder may consider favorable.
On October 2, 2016, our Board of Directors granted a conditional exception from certain ownership limitations under our organizational documents, SNH granted certain consents and waivers under its leases, management or other agreements with us and our lenders granted certain consents and waivers under the agreement governing our prior credit facility that allowed Adam Portnoy, Barry Portnoy, one of our then Managing Directors, and certain of their related persons to acquire, subject to the satisfaction of specified conditions, in aggregate up to 38% of our issued and outstanding common shares, subject to certain limitations. On November 10, 2016, ABP Acquisition LLC, a wholly owned subsidiary of ABP Trust, which is controlled by its current sole trustee, Adam Portnoy, completed the acquisition of 17,999,999 of our common shares at a purchase price of $3.00 per share pursuant to a tender offer. The acquisition of 18,000,000 common shares was the maximum acquisition that our Board of Directors was prepared to approve for purposes of our NOL bylaw. Based on our Board of Directors’ desire to continue to preserve the tax treatment of our net operating losses and other tax benefits, ABP Acquisition LLC’s acquisition of 17,999,999 common shares will reduce the size of any future acquisition that our Board of Directors may be prepared to approve for purposes of our NOL bylaw.
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

•
stockholder voting rights and standards for the election of Directors and other provisions which require larger majorities for approval of actions which are not approved by our Board of Directors than for actions which are approved by our Board of Directors;

•	the authority of our Board of Directors, and not our stockholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Directors;

•
required qualifications for an individual to serve as a Director and a requirement that certain of our Directors be “Independent Directors” and other Directors be “Managing Directors”, as defined in our bylaws;

•	limitations on the ability of our stockholders to propose nominees for election as Directors and propose other business to be considered at a meeting of stockholders;

•	certain procedural and informational requirements applicable to stockholders requesting that a special meeting be called;

•	limitations on the ability of our stockholders to remove our Directors; and

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
We, SNH, ABP Trust and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested $6.0 million in AIC. We and those other AIC shareholders participate in a combined property insurance program arranged and insured and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverage at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.
RISKS RELATED TO OUR SECURITIES
We do not intend to pay cash dividends on our common shares in the foreseeable future.
We have never declared or paid any cash dividends on our common shares, and we currently do not anticipate paying any cash dividends in the foreseeable future.
Changes in market conditions could adversely affect the value of our securities.
As with other publicly traded securities, the value of our securities depends on various market conditions and other factors that are subject to change from time to time, including:

•	the extent of investor interest in our securities;

•	the liquidity of the market for our securities;

•	investor confidence in the stock markets, generally;

•	changes in our operating results;

•	changes in analysts’ expectations;

•	market interest rates;

•	national economic conditions; and

•	general market conditions.

In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may also cause the value of our securities to decline. Stockholders may be unable to resell our common shares at or above the price at which they purchased our common shares.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
OUR SENIOR LIVING COMMUNITIES
We classify a senior living community based on the predominant type of services offered at that community. As of December 31, 2017, we owned or leased and operated 213 senior living communities which we have categorized into two groups as follows:

		Type of units				Average occupancy for the year ended Dec. 31, 2017	Revenues for the year ended Dec. 31, 2017	Percent of revenues from private resources
Type of community	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units
							(in thousands)
Independent and assisted living communities	183	6,944	11,280	1,916	20,140	83.6%	$918,165	88.3%
SNFs	30	69	—	2,533	2,602	79.4%	172,667	21.8%
Totals:	213	7,013	11,280	4,449	22,742	83.1%	$1,090,832	77.8%

Excluded from the preceding data and the data below under the above heading "Our Senior Living Communities" are 70 independent and assisted living communities with 3,732 independent living apartments, 4,884 assisted living suites and 427 SNF units that we manage for the account of SNH.
Independent and Assisted Living Communities
As of December 31, 2017, we owned or leased and operated 183 independent and assisted living communities. We leased 155 of these communities from SNH and four of these communities from HCP, Inc., or HCP, and owned the remaining 24 communities. These 183 communities have a combined 20,140 living units and are located in 26 states. The following table provides additional information about these communities and their operations as of December 31, 2017:

		Type of units				Average occupancy for the year ended Dec. 31, 2017	Revenues for the year ended Dec. 31, 2017	Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist. living suites	Skilled nursing beds	Total living units
							(in thousands)
1. Alabama	7	—	325	—	325	83.9%	$16,389	100.0%
2. Arizona	4	501	306	199	1,006	77.2%	42,852	82.9%
3. California	9	490	424	59	973	87.4%	49,300	91.4%
4. Delaware	6	337	295	356	988	78.4%	63,817	69.8%
5. Florida	9	1,171	721	155	2,047	92.9%	86,666	82.8%
6. Georgia	11	111	527	40	678	81.3%	26,190	93.1%
7. Illinois	4	112	199	—	311	96.9%	10,630	100.0%
8. Indiana	15	934	485	140	1,559	79.6%	58,374	93.2%
9. Kansas	3	332	67	198	597	87.3%	30,277	75.3%
10. Kentucky	9	487	281	166	934	84.1%	44,206	84.2%
11. Maryland	10	238	708	—	946	84.5%	56,724	100.0%
12. Massachusetts	1	—	123	—	123	84.9%	8,310	100.0%
13. Minnesota	1	—	202	—	202	90.9%	12,630	92.4%
14. Mississippi	2	—	116	—	116	82.5%	3,604	100.0%
15. Missouri	1	110	—	—	110	77.8%	2,510	100.0%
16. Nebraska	2	27	111	62	200	85.3%	8,906	63.3%
17. New Jersey	5	215	544	60	819	80.2%	39,655	82.5%
18. New Mexico	1	112	35	57	204	76.7%	11,549	86.3%
19. North Carolina	15	143	1,296	—	1,439	81.8%	68,331	99.8%
20. Ohio	1	143	115	24	282	81.4%	15,195	87.8%
21. Pennsylvania	10	—	982	—	982	81.8%	38,392	100.0%
22. South Carolina	18	101	887	58	1,046	80.9%	43,946	92.7%
23. Tennessee	13	158	707	—	865	91.0%	31,957	100.0%
24. Texas	9	838	610	273	1,721	77.3%	81,835	81.1%
25. Virginia	11	285	696	—	981	86.5%	37,263	99.9%
26. Wisconsin	6	99	518	69	686	86.8%	28,657	72.1%
Totals:	183	6,944	11,280	1,916	20,140	83.6%	$918,165	88.3%

Skilled Nursing Facilities
As of December 31, 2017, we leased from SNH and operated 30 SNFs with a combined 2,602 living units that are located in seven states. The following table provides additional information about these SNFs and their operations as of December 31, 2017:

		Type of units				Average occupancy for the year ended Dec. 31, 2017	Revenues for the year ended Dec. 31, 2017	Percent of revenues from private resources
Location	No. of communities	Indep. living apts.	Assist living suites	Skilled nursing beds	Total living units
							(in thousands)
1. California	4	—	—	375	375	78.2%	$30,132	4.7%
2. Colorado	7	46	—	719	765	79.4%	55,399	24.5%
3. Iowa	4	19	—	283	302	83.8%	18,137	30.2%
4. Kansas	1	4	—	56	60	83.5%	3,632	24.8%
5. Nebraska	10	—	—	602	602	79.8%	32,556	25.0%
6. Wisconsin	2	—	—	309	309	76.7%	19,520	26.2%
7. Wyoming	2	—	—	189	189	75.6%	13,291	22.8%
Totals:	30	69	—	2,533	2,602	79.4%	$172,667	21.8%

OUR LEASES AND MANAGEMENT AGREEMENTS WITH SNH
The following is a summary of the material terms of our leases and management agreements with SNH. For more information about the terms of our leases and management agreements with SNH and related amounts, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

Leases with SNH
As of December 31, 2017, we had five leases with SNH as follows:

	Number of Properties	Annual Rent as of December 31, 2017	Current Expiration Date	Remaining Renewal Options
1. Lease No. 1 for SNFs and independent and assisted living communities	83	59.7 million	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs, independent and assisted living communities	47	66.4 million	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities	17	35.6 million	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities	29	35.5 million	April 30, 2032	Two 15-year renewal options.
5. Lease No. 5 for independent and assisted living communities	9	9.8 million	December 31, 2028	Two 15-year renewal options.
Totals	185	207.0 million
Percentage Rent.  Our leases with SNH require us to pay percentage rent at our senior living communities we lease from SNH equal to 4% of the amount by which gross revenues, as defined in our leases, of each property exceeds gross revenues for a specific base year. These amounts are in addition to the annual rent amounts payable by us to SNH. We incurred total percentage rent of $5.5 million in 2017. Different base years apply to those communities that pay percentage rent. The base year is usually the first full calendar year after each community is initially leased.
Operating Costs.  Each lease is a “triple net” lease which requires us to pay all costs incurred in the operation of the properties, including the costs of maintenance, personnel, services to residents, insurance and real estate and personal property taxes.
Rent During Renewal Term.  For all of the properties we lease from SNH, rent during each applicable renewal term is determined in the same manner as the annual rent and percentage rent payable during the initial term.
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
Management.  We may not enter any new management agreement affecting any leased property without the prior written consent of SNH.
Lease Subordination.  Our leases may be subordinated to any mortgages on properties leased from SNH. As of December 31, 2017, none of our leases were subordinated to any mortgage notes.
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

Management Agreements with SNH
As of December 31, 2017 we managed 70 senior living communities for the account of SNH, pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreement. Our management agreements with SNH for the part of the senior living community owned by SNH and located in Yonkers, New York that is not subject to the requirements of New York healthcare licensing laws, as described elsewhere herein, and for the assisted living community owned by SNH and located in Villa Valencia, California, are not currently included in any of our pooling agreements with SNH. Pursuant to our management agreements with SNH for senior living communities that include assisted living units and the pooling agreements, we receive from SNH:

•	a management fee equal to either 3% or 5% of the gross revenues realized at the applicable communities,

•	reimbursement for our direct costs and expenses related to such communities,

•
an annual incentive fee equal to either 35% or 20% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to either 8% or 7% of its invested capital, or, in the case of certain of the communities, a specified amount plus 7% of its invested capital since December 31, 2015, and

•	a fee for our management of capital expenditure projects equal to 3% of amounts funded by SNH.
We also have a pooling agreement with SNH that combines our management agreements with SNH for senior living communities consisting only of independent living units.
Our management agreements with SNH generally expire between 2030 and 2041, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. These management agreements also provide that SNH has, and in some cases we have, the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any stockholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.
In November 2017, we entered the 2017 Transaction Agreement with SNH, pursuant to which we agreed to sell six senior living communities to SNH.

In December 2017, January 2018 and February 2018, we sold to, and began managing for the account of, SNH two of these senior living communities located in Alabama and Indiana, one of these senior living communities located in Tennessee, and one of these senior living communities located in Arizona, respectively, and in connection with those sales, we entered management agreements with SNH for each of these senior living communities and two new pooling agreements with SNH. We expect to enter management and pooling agreements with SNH concurrent with the sales of the remaining two senior living communities. The remaining sales under the 2017 Transaction Agreement are expected to occur as third party approvals are received by the end of the first half of 2018. These sales are subject to conditions, including SNH’s assumption of the mortgage debt relating to those properties and receipt of any applicable regulatory approvals. The conditions to these sales may not be met and some or all of these sales may not be completed, may be delayed or the terms of these sales or the management and pooling agreements for these communities may change.

Also in November 2017, we amended our preexisting pooling agreements with SNH, among other things, to provide that, with respect to SNH’s right to terminate all of the management agreements covered by a preexisting pooling agreement if it does not receive its annual minimum return under such agreement in each of three consecutive years, the commencement year for the measurement period for determining whether the specified annual minimum return under the applicable pooling agreement has been achieved will be 2017.

For more information regarding our leases and management arrangements with SNH, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For more information regarding our relationship with SNH, see Note 16 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

We are defendants in two lawsuits filed by former employees in California. The first lawsuit, Lefevre v. Five Star Quality Care, Inc. was filed in San Bernardino County Superior Court in May 2015 and the second lawsuit, Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc. was filed in Orange County Superior Court in July 2015. The claims asserted against us in the similar, though not identical, complaints include: (i) failure to pay all wages due, (ii) failure to pay overtime, (iii) failure to provide meal and rest breaks, (iv) failure to provide itemized, printed wage statements, (v) failure to keep accurate payroll records and (vi) failure to reimburse business expenses. Both plaintiffs assert causes of action on behalf of themselves and on behalf of other similarly situated employees, including causes of action pursuant to the California Labor Code Private Attorney General Act. We believe that the claims against us are without merit and intend to vigorously defend against them. The risks of litigation are uncertain, and litigation is usually expensive and can be distracting to management. We can provide no assurance as to the outcome of these lawsuits. Our costs related to this litigation were $0.4 million in 2017.

Procedurally, both matters were removed to the U.S. District Court for the Central District of California, or the District Court, where we filed motions to compel arbitration in each matter. In December 2015, our motions to compel arbitration in both cases were denied and we appealed each to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. In Lefevre, the Ninth Circuit affirmed the District Court’s decision. In Mandviwala, the Ninth Circuit affirmed the District Court’s decision in part and reversed the District Court’s decision in part. We intend to file petitions for writ of certiorari seeking review by the U.S. Supreme Court in both cases. We cannot predict whether the U.S. Supreme Court will review one or both cases or, if the U.S. Supreme Court were to agree to review one or both cases, that the U.S. Supreme Court will decide in our favor. If the U.S. Supreme Court decides in our favor, the terms of the plaintiffs’ arbitration agreements will control and the lower courts will decide any remaining issues. If not, the merits of certain of these claims will be decided in litigation.

In addition, from time to time, we become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we do not believe any of our currently pending litigation is likely to have a material adverse effect on our business.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares were traded on the New York Stock Exchange, or the NYSE (symbol: FVE), through June 30, 2016. Beginning on July 1, 2016, our common shares are traded on The Nasdaq Stock Market LLC, or the Nasdaq (symbol: FVE). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE or Nasdaq, as applicable:

	High	Low
2016
First Quarter	$3.14	$2.00
Second Quarter	2.74	1.65
Third Quarter	2.63	1.83
Fourth Quarter	3.04	2.29

2017
First Quarter	2.85	1.85
Second Quarter	2.15	1.45
Third Quarter	1.80	1.50
Fourth Quarter	1.80	1.35
The closing price of our common shares on the Nasdaq on March 20, 2018 was $1.35 per share.
As of March 20, 2018, there were approximately 2,100 stockholders of record of our common shares.
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
The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2017:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 2017	41,823	1.48	—	$—

(1)
In 2017, all common share withholding and purchases were made to satisfy tax withholding and payment obligations of current employees and officers of us and of RMR LLC in connection with the vesting of awards of our common shares.  We withheld and repurchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on the Nasdaq on the repurchase date.

Item 6.  Selected Financial Data
Not applicable.

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

Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our residents’ and potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident charges. Prospective residents who plan to use the proceeds from the sale of their homes to cover the cost of senior living services seem to be especially affected by cyclical factors affecting the housing market. In recent years, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services. Although many of the services that we provide to residents are needs driven, some prospective residents may be deferring decisions to relocate to senior living communities in light of economic circumstances, among other reasons.

For the past few years, low capital costs appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant number of new senior living communities being developed in recent years. Although there are indications that the rate of newly started developments has recently declined, the increased supply of senior living communities that has resulted from recent development activity has increased competitive pressures on us, particularly in certain geographic markets where we own, lease and manage senior living communities, and we expect these competitive challenges to continue for at least the next few years. As recently developed senior living communities begin operations, we expect to have continuing challenges to maintain or increase occupancies and charges at our senior living communities. These challenges are currently negatively impacting our revenues, cash flows and results from operations and we expect these competitive challenges to continue for at least the next few years.

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

The senior living and healthcare industries are subject to extensive and frequently changing federal, state and local laws and regulations. These laws and regulations vary by jurisdiction but may address, among other things, licensure, personnel training, staffing ratios, types and quality of medical care, physical facility requirements, government healthcare program participation, the definition of "fraud and abuse", payment rates for resident services and confidentiality of patient records. We incur significant costs to comply with these laws and regulations and these laws and regulations may result in our having to repay payments we received for services we provided and to pay penalties, fines and interest, which amounts can be significant. See Note 14 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For further information regarding government regulations and reimbursements, including possible changes and related legislative and other reform efforts, see “Business—Government Regulation and Reimbursement” in Part I, Item 1, and “—Our Revenues” in Part II, Item 7, of this Annual Report on Form 10-K.

OPERATIONS
We primarily earn our senior living revenues by providing housing and services to our senior living communities' residents. During 2017, approximately 22% of our senior living revenues came from the Medicare and Medicaid programs and approximately 78% of our senior living revenues came from residents’ private resources. We bill all private pay residents in advance for the housing and services to be provided in the following month.
Our material expenses are:

•	Wages and benefits—includes wages and wage related expenses, such as health insurance, workers’ compensation insurance and other benefits for our employees working at our senior living communities.

•	Other senior living operating expenses—includes utilities, housekeeping, dietary, maintenance, insurance and community level administrative costs at our senior living communities.

•	Rent expense—as of December 31, 2017, we lease 185 senior living communities from SNH and four senior living communities from HCP.

•	General and administrative expenses—principally wages and wage related expenses for headquarters and regional staff supporting our communities.

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

We have two operating segments: (i) senior living communities and (ii) rehabilitation and wellness. In the senior living communities segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment, we provide physical therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under the FASB Accounting Standards Codification™ Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

EXPANSION ACTIVITIES
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

INVESTMENT ACTIVITIES

During 2017 and 2016, we made capital expenditures for property, plant and equipment related to our continuing operations, on a net basis after considering the proceeds from sales to SNH of improvements we made to senior living communities we lease from SNH, of $31.3 million and $34.0 million, respectively.

During 2017 and 2016, we received gross proceeds of $22.4 million and $17.9 million, respectively, in connection with the sale of available for sale securities, and recorded net realized gains of $0.4 million and $0.1 million, respectively.

DISPOSITION ACTIVITIES
In June 2016, we entered a transaction agreement, or the 2016 Transaction Agreement, and related agreements with SNH pursuant to which, among other things, we sold seven senior living communities to SNH for $112.4 million and SNH simultaneously leased these communities back to us under a new long term lease agreement. Under the new lease, we are required to pay SNH initial annual rent of $8.4 million, plus percentage rent beginning in 2018.
In September 2016, we and SNH sold a former SNF located in Wisconsin, and our annual rent payable to SNH decreased by $24,800 as a result.

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

In August 2017, we sold to SNH a land parcel adjacent to a senior living community located in Delaware that we lease from SNH for $0.8 million, excluding closing costs. This land parcel was added to the applicable lease and our annual minimum rent payable to SNH increased by $33,000 in accordance with the terms of that lease.

In November 2017, we entered the 2017 Transaction Agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH for $104.4 million, including SNH’s assumption of, as of December 31, 2017, approximately $33.5 million of mortgage debt principal secured by certain of these senior living communities, and excluding closing costs. In December 2017, January 2018 and February 2018, we sold to, and began managing for the account of, SNH two of these senior living communities located in Alabama and Indiana, one of these senior living communities located in Tennessee, and one of these senior living communities located in Arizona, respectively, and in connection with those sales, we entered management agreements with SNH for each of these senior living communities and two new pooling agreements with SNH. We expect to enter management and pooling agreements with SNH concurrent with the sales of the remaining two senior living communities. The remaining sales under the 2017 Transaction Agreement are expected to occur as third party approvals are received by the end of the first half of 2018.

For more information regarding our leases and management agreements with SNH, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS (dollars in thousands)
Key Statistical Data For the Years Ended December 31, 2017 and 2016
The following tables present a summary of our operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(dollars in thousands, except average monthly rate)	2017	2016	Change	%/ bps Change
Senior living revenue	$1,122,176	$1,123,258	$(1,082)	(0.1)%
Management fee revenue	14,080	12,350	1,730	14.0%
Reimbursed costs incurred on behalf of managed communities	259,850	242,500	17,350	7.2%
Total revenues	1,396,106	1,378,108	17,998	1.3%
Senior living wages and benefits	(551,102)	(553,310)	2,208	0.4%
Other senior living operating expenses	(293,419)	(284,533)	(8,886)	(3.1)%
Costs incurred on behalf of managed communities	(259,850)	(242,500)	(17,350)	(7.2)%
Rent expense	(206,531)	(201,667)	(4,864)	(2.4)%
General and administrative expenses	(75,212)	(73,516)	(1,696)	(2.3)%
Depreciation and amortization expense	(38,192)	(38,052)	(140)	(0.4)%
Gain on sale of senior living communities	7,258	—	7,258	100.0%
Long lived asset impairment	(2,112)	(502)	(1,610)	(320.7)%
Interest, dividend and other income	765	984	(219)	(22.3)%
Interest and other expense	(4,308)	(4,912)	604	12.3%
Gain on early extinguishment of debt	143	—	143	100.0%
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	408	107	301	281.3%
Benefit (provision) for income taxes	4,536	(2,351)	6,887	292.9%
Equity in earnings of an investee	608	137	471	343.8%
Loss from continuing operations	$(20,902)	$(22,007)	$1,105	5.0%

Total number of communities (end of period):
Owned and leased communities(1)	213	215	(2)	(0.9)%
Managed communities	70	68	2	2.9%
Number of total communities(1)	283	283	—	—%

Total number of living units (end of period):
Owned and leased living units (1)(2)	22,742	23,042	(300)	(1.3)%
Managed living units(2)	9,043	8,788	255	2.9%
Number of total living units (1)(2)	31,785	31,830	(45)	(0.1)%

Owned and leased communities (1):
Occupancy %(2)	83.1%	84.3%	n/a	(120)	bps
Average monthly rate(3)	$4,693	$4,640	$53	1.1%
Percent of senior living revenue from Medicaid	12.2%	11.5%	n/a	70	bps
Percent of senior living revenue from Medicare	10.0%	10.3%	n/a	(30)	bps
Percent of senior living revenue from private and other sources	77.8%	78.2%	n/a	(40)	bps
_______________________________________
(1) Excludes senior living communities that we had classified as discontinued operations.
(2) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.

Comparable communities (senior living communities that we owned, leased or managed and operated continuously since January 1, 2016):

	Year Ended December 31,
(dollars in thousands, except average monthly rate)	2017	2016	Change	%/bps Change
Senior living revenue	$1,109,634	$1,113,701	$(4,067)	(0.4)%
Management fee revenue	11,851	11,521	330	2.9%
Senior living wages and benefits	(546,562)	(549,193)	2,631	0.5%
Other senior living operating expenses	(290,219)	(281,530)	(8,689)	(3.1)%

Total number of communities (end of period):
Owned and leased communities(1)	211	211	—	—
Managed communities	60	60	—	—
Number of total communities(1)	271	271	—	—

Total number of living units (end of period):
Owned and leased living units (1)(2)	22,616	22,687	(71)	(0.3)%
Managed living units	8,106	8,092	14	0.2%
Number of total living units (1)(2)	30,722	30,779	(57)	(0.2)%

Owned and leased communities (1):
Occupancy %(2)	83.0%	84.2%	n/a	(120)	bps
Average monthly rate(3)	$4,720	$4,650	$70	1.5%
Percent of senior living revenue from Medicaid	12.3%	11.6%	n/a	70	bps
Percent of senior living revenue from Medicare	10.1%	10.3%	n/a	(20)	bps
Percent of senior living revenue from private and other sources	77.6%	78.1%	n/a	(50)	bps
_______________________________________
(1) Excludes senior living communities that we had classified as discontinued operations.
(2) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(3) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.
Year Ended December 31, 2017, Compared to Year Ended December 31, 2016
The following is a discussion of our operating results for our senior living communities during the year ended December 31, 2017 compared to the year ended December 31, 2016. We do not present a separate discussion of our operating results for our comparable communities for these periods because we do not believe it would be meaningfully different.
Senior living revenue. Senior living revenue for the year ended December 31, 2017 decreased by 0.1% compared to the year ended December 31, 2016 primarily due to an estimated $0.9 million revenue reserve we recorded in 2017 in connection with our voluntary Medicare compliance assessment in 2017 at one of our SNFs, or the 2017 Compliance Assessment, a decrease in occupancy and a $1.0 million reversal of revenue reserves that we recognized in 2016 as a result of the final settlement amount of our voluntary Medicare compliance assessment at one of our SNFs in 2014, or the 2014 Compliance Assessment, being less than the previously recorded estimated amount, partially offset by an increase in average monthly rates to residents who pay privately for services and our leasing of two additional communities from SNH beginning in the fourth quarter of 2016.
Management fee revenue. Management fee revenue increased by 14.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in the number of managed communities that we began to operate beginning in the fourth quarter of 2016 as well as an increase in the base management fee to 5% from 3% under our management agreements with SNH for certain senior living communities and additional fees for our management of capital expenditure projects by us at the senior living communities we manage for the account of SNH; the changes to the base management fees and fees for our management of capital expenditure projects became effective on July 1, 2016.
Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 7.2% for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase in the number of managed communities that we began to operate beginning in the fourth quarter of 2016.

Senior living wages and benefits. Senior living wages and benefits decreased by 0.4% for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease in employee health insurance and workers' compensation insurance costs, partially offset by annual wage increases and staffing additions in connection with our leasing two additional senior living communities from SNH beginning in the fourth quarter of 2016.
Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 3.1% for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to $0.7 million of estimated penalties and fees related to the 2017 Compliance Assessment, an increase in repairs and maintenance expenses and professional and general liability insurance expenses, a $0.5 million reversal in 2016 of the accrued liability for estimated penalties related to the 2014 Compliance Assessment and additional site level operating expenses in connection with our leasing two additional communities from SNH beginning in the fourth quarter of 2016, partially offset by a $0.8 million payment we received from our former liability insurer related to the settlement of our previously disclosed litigation matter in Arizona.

Rent expense. Rent expense increased by 2.4% for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2016 pursuant to our leases with SNH, an increase in the number of leased communities due to the June 2016 sale and leaseback transaction and our leasing two additional communities from SNH beginning in the fourth quarter of 2016, partially offset by amortization of the deferred gain we realized from the June 2016 sale and leaseback transaction.

General and administrative expenses. General and administrative expenses increased by 2.3% for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to increases in corporate wages and benefits, purchased services and marketing expenses, partially offset by a decrease in professional fees and transaction costs we incurred relating to our 2016 acquisition and disposition activities that we did not incur in 2017.
Depreciation and amortization expense. Depreciation and amortization expense increased by 0.4% for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to capital expenditures at our owned and leased senior living communities (net of our sales of capital improvements to SNH at our leased communities) since January 1, 2016, partially offset by our sale of seven senior living communities to SNH as part of the June 2016 sale and leaseback transaction.

Gain on sale of senior living communities. A gain on sale of senior living communities of $7.3 million was recorded in connection with the sale of two senior living communities to SNH in December 31, 2017 pursuant to the 2017 Transaction Agreement.

Long lived asset impairment. For the years ended December 31, 2017 and 2016, we recorded non-cash charges for long lived asset impairment of $2.1 million and $0.5 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.
Interest, dividend and other income. Interest, dividend and other income decreased by 22.3% for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to lower investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense decreased by 12.3% for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to decreased borrowings under our credit facilities.

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

Benefit (provision) for income taxes. For the years ended December 31, 2017 and December 31, 2016, we recognized a benefit for income taxes from continuing operations of $4.5 million and a provision for income taxes from continuing operations of $2.4 million, respectively. The benefit for income taxes for the year ended December 31, 2017 is primarily due to our monetization of alternative minimum tax credits. The provision for income taxes for the year ended December 31, 2016 is primarily due to the state taxes on the gain we realized for tax purposes in connection with the June 2016 sale and leaseback transaction. We did not recognize any federal income tax expense for 2016 because our federal taxable income and expense were offset by our federal net operating loss carryforwards and tax credit carryforwards. For additional information regarding our taxes, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings from AIC.
Discontinued operations:
We recorded income from discontinued operations for the year ended December 31, 2016 of $0.2 million. The income from discontinued operations was primarily due to a gain to increase the carrying value of the senior living community we sold in September 2016 which was classified as held for sale.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2017, we had $26.3 million of unrestricted cash and cash equivalents and $97.3 million available for borrowing under our credit facility.
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
Our future cash flows from operating activities will depend primarily upon our ability to maintain or increase the occupancy of, and the rental rates at, our senior living communities and our ability to control operating expenses at our senior living communities. If occupancy at our senior living communities continues to decline, the rates we receive from residents who pay for our services with private resources decline, government reimbursement rates are reduced, our operating expenses increase or if we are unable to generate positive cash flows for an extended period for these or other reasons, we expect that we would explore various alternatives to fund our operations. Such alternatives may include seeking to reduce our costs, incurring debt under or in addition to our credit facility, engaging in sale and leaseback or manageback transactions, mortgage financing our owned senior living communities and issuing other debt or equity securities. We believe these alternatives will be available to us, but we cannot be sure that they will be.

Assets and Liabilities
At December 31, 2017, we had $26.3 million of unrestricted cash and cash equivalents compared to $16.6 million at December 31, 2016. Our total current and long term assets were $197.2 million and $278.7 million, respectively, at December 31, 2017, compared to $129.4 million and $380.3 million, respectively, at December 31, 2016. Our total current and long term liabilities were $218.6 million and $112.3 million, respectively, at December 31, 2017 compared to $173.0 million and $172.5 million, respectively, at December 31, 2016. The increase in total current assets primarily relates to the classification of approximately $59.1 million in net property and equipment related to four senior living communities as held for sale in connection with the 2017 Transaction Agreement, an increase in restricted cash to collateralize the letter of credit used as security for our workers' compensation insurance program, an increase in other current assets due to various insurance claims receivable at several of our senior living communities and an increase in cash and cash equivalents as described further below, partially offset by a decrease in due from related persons because of timing differences in when payments were received. The decrease in total long term assets is primarily due to a decrease in net property and equipment related to the sales of two senior living communities in December 2017 and the classification of four senior living communities as held for sale in connection with the 2017 Transaction Agreement. The increase in our total current liabilities primarily relates to the classification of $34.8 million in mortgage notes payable related to three senior living communities as held for sale in connection with the 2017 Transaction Agreement, increases in our accounts payables and accrued expenses due to timing differences in when payments were made and an increase in other current liabilities due to an increase in the short term portion of accrued self insurance obligations. The decrease in our total long term liabilities is primarily due to a decrease in mortgage notes payable related to the classification of three senior living communities as held for sale in connection with the 2017

Transaction Agreement, the prepayment of one of our mortgage notes in September 2017 and the amortization of the deferred gain associated with the June 2016 sale and leaseback transaction.
We had cash flows provided by operating activities of $16.1 million for the year ended December 31, 2017 compared to cash flows used in operating activities of $23.5 million for the year ended December 31, 2016. The increase in cash flows provided by operating activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 relates to the timing of payments made by us for payables and other accrued expenses, amounts received by us from related persons, a payment by us related to the settlement of our Arizona litigation matter during the year ended December 31, 2016, a payment by us made to the OIG in connection with the settlement of the 2014 Compliance Assessment during the year ended December 31, 2016 and a $0.8 million payment we received from our former liability insurer related to the settlement of our previously disclosed Arizona litigation matter during the year ended December 31, 2017. The foregoing was partially offset by the timing of amounts received by us primarily due to various insurance claims receivable at several of our senior living communities and lower operating income before non-cash items during the year ended December 31, 2017 compared to the year ended December 31, 2016.
We had cash flows provided by investing activities of $11.2 million and $77.0 million for the years ended December 31, 2017 and 2016, respectively. The decrease in cash flows provided by investing activities was primarily due to the $112.4 million of proceeds received from the June 2016 sale and leaseback transaction, partially offset by the $39.1 million of proceeds received from the sale of two senior living communities in connection with the 2017 Transaction Agreement. Acquisitions of property and equipment, net of sales of such assets to SNH, were $31.3 million and $34.0 million for the years ended December 31, 2017 and 2016, respectively.
We had cash flows used in financing activities of $18.7 million and $51.6 million for the years ended December 31, 2017 and 2016, respectively. The decrease in cash flows used in financing activities was due to the net repayment of $50.0 million of outstanding borrowings under our prior credit facility primarily with proceeds from the June 2016 sale and leaseback transaction, partially offset by the prepayment of $13.1 million for one of our mortgage notes in September 2017.
Available for Sale Securities
We routinely evaluate our investments in available for sale securities to determine if they have been impaired. If the fair value of an investment is less than its book or carrying value, and we expect that situation to continue for more than a temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer, and our intent and ability to retain the security during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings. We did not record an impairment charge for the years ended December 31, 2017 or 2016 for our available for sale securities.
Compliance and Litigation Matters
As a result of our compliance program to review records related to our Medicare billing practices, in February 2015, we made a voluntary disclosure regarding certain potential inadequate documentation and other issues at one of our leased SNFs to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol. We completed our investigation and assessment of this matter and submitted a final supplemental disclosure related to this matter to the OIG in May 2015. In June 2016, we settled this matter with the OIG and agreed to pay approximately $8.6 million to the OIG in exchange for a customary release but did not admit any liability. Further, as a result of our compliance program, in September 2017, we made an additional voluntary disclosure to the OIG regarding potential inadequate documentation and other potential issues at another of our leased SNFs. We submitted supplemental disclosures related to this matter to the OIG in December 2017 and March 2018. At December 31, 2017, we had accrued an estimated revenue reserve of $0.9 million for historical Medicare payments we received and expect to repay as a result of these deficiencies. In addition, we have recorded expenses for additional costs we incurred or expect to incur, including estimated OIG imposed penalties, as a result of this matter, totaling $0.7 million for the year ended December 31, 2017, all of which remains accrued and not paid at December 31, 2017.

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19.2 million, which consisted of $2.5 million for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered with the plaintiff, $7.3 million was paid to the plaintiff, of which $3.0 million was paid by our then liability insurer and the balance by us. We recorded a $4.2 million charge during the year ended December 31, 2015 for the net settlement amount we paid. In September 2017, pursuant to an agreement we entered with our former liability insurer to settle litigation we had commenced against it, our former liability insurer paid us an additional $0.8 million related to our settlement of the Arizona litigation matter and we recorded a decrease to other senior living operating expenses in our consolidated statements of operations consistent with the classification of the original charge.

Our Leases and Management Agreements with SNH
As of December 31, 2017, we leased 185 senior living communities from SNH under five leases.  Our total annual rent payable to SNH as of December 31, 2017 was $207.0 million, excluding percentage rent based on increases in gross revenues at certain communities.  Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the June 2016 sale and leaseback transaction, was $203.6 million and $198.8 million for the years ended December 31, 2017 and 2016, respectively, which included approximately $5.5 million and $5.6 million in estimated percentage rent due to SNH, respectively.

On June 29, 2016, we sold seven senior living communities to SNH for an aggregate purchase price of $112.4 million and SNH simultaneously leased these communities back to us under a new long term lease agreement. Under the new lease, we are required to pay SNH initial annual rent of $8.4 million, plus percentage rent beginning in 2018.

Upon our request, SNH may purchase capital improvements made at the communities we lease from SNH and increase our rent pursuant to contractual formulas; however, we are not required to offer these improvements for sale to SNH and SNH is not obligated to purchase these improvements from us. During the year ended December 31, 2017, we sold to SNH $39.8 million of capital improvements made at the communities we lease from SNH and these purchases resulted in our annual rent being increased by approximately $3.2 million.
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

We managed 70 senior living communities for the account of SNH and its related entities as of December 31, 2017, pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreements. Simultaneously with the June 2016 sale and leaseback transaction, we and SNH terminated three of our four then existing pooling agreements and entered the New Pooling Agreements that combine our management agreements with SNH for senior living communities that include assisted living units. Pursuant to these management agreements and the New Pooling Agreements, we receive from SNH management fees equal to either 3% or 5% of the gross revenues realized at the applicable communities, reimbursement for our direct costs and expenses related to such communities, annual incentive fees if certain operating results at those communities are achieved and fees for our management of capital expenditure projects at those communities equal to 3% of amounts funded by SNH.

We earned base management fees from SNH of $13.0 million and $11.5 million for the years ended December 31, 2017 and 2016, respectively. In addition, we earned incentive fees of $0 and $108,000 and fees for our management of capital expenditure projects at the communities we managed for the account of SNH of $0.8 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively. Also, pursuant to our management agreement with D&R Yonkers LLC, we earned management fees of $265,000 and $262,000 for the years ended December 31, 2017 and 2016, respectively, all of which are included in management fee revenue in our consolidated statements of operations.

In November 2017, we entered the 2017 Transaction Agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH. The aggregate sales price for these senior living communities is $104.4 million, including SNH’s assumption of, as of December 31, 2017, approximately $33.5 million of mortgage debt principal secured by certain of these senior living communities and excluding closing costs. Pursuant to the 2017 Transaction Agreement, we also agreed that, as we sell these communities, we and SNH would enter new management agreements for us to manage these senior living communities for SNH and the new management agreements would be combined pursuant to two new pooling agreements to be entered between us and SNH.

In December 2017, January 2018 and February 2018, we sold to, and began managing for the account of, SNH two of these senior living communities located in Alabama and Indiana, one of these senior living communities located in Tennessee, and one of these senior living communities located in Arizona, respectively, and in connection with those sales, we entered management agreements with SNH for each of these senior living communities and two new pooling agreements with SNH. Pursuant to the terms of the management and pooling agreements for five of these senior living communities, SNH will pay us a management fee equal to 5% of the gross revenues realized at these communities plus reimbursement for our direct costs and expenses related to our operation of these communities, as well as an annual incentive fee equal to 20% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to 7% of its invested capital for these senior living communities. The terms of the management and pooling agreements for one of these senior living communities that is subject to an ongoing construction, expansion and development project are substantially the same as the terms of the management and pooling agreements for the other five senior living communities, except that SNH’s annual minimum return on invested capital related to the ongoing construction, expansion and development project at this community will be an amount equal to the interest rate then applicable to its borrowings under its revolving credit facility plus 2% per annum. This amount of minimum return will apply until the earlier of 12 months after a certificate of occupancy is issued with respect to the project and the third anniversary of our sale of this community; thereafter, the amount of annual minimum return on invested capital related to this project will be 7% of SNH’s invested capital. Also pursuant to the terms of the management and pooling agreements for these senior living communities, SNH will pay us a fee for our management of capital expenditure projects at these senior living communities equal to 3% of amounts funded by SNH. The terms of these management and pooling agreements will expire in 2041 and will be subject to automatic renewals, unless earlier terminated or timely notices of nonrenewal are delivered. The remaining sales under the 2017 Transaction Agreement are expected to occur as third party approvals are received by the end of the first half of 2018. These sales are subject to conditions, including SNH’s assumption of the mortgage debt relating to those properties and receipt of any applicable regulatory approvals. The conditions to these sales may not be met and some or all of these sales may not be completed, may be delayed or the terms of these sales or the management and pooling agreements for these communities may change.

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

Our Revenues

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent pursuant to our leases with SNH) and principal and interest payments on our debt. The general trends impacting our industry are affecting our business and revenues. For further information about those trends see "General Industry Trends" appearing earlier in this Part II, Item 7 of this Annual Report on Form 10-K.

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 22% of our consolidated revenues from continuing operations from these government funded programs for each of the years ended December 31, 2017 and 2016. Our net Medicare revenues from services to senior living community residents from continuing operations totaled $109.4 million and $112.1 million for the years ended December 31, 2017 and 2016, respectively.  Our net Medicaid revenues from services to senior living community residents from continuing operations totaled $133.0 million and $126.2 million for the years ended December 31, 2017 and 2016, respectively.
In July 2017, CMS issued a final rule updating Medicare payments to SNFs for federal fiscal year 2018, which CMS estimated will increase payments to SNFs by an aggregate of 1.0%, or approximately $370 million, compared to payments in federal fiscal year 2017. MACRA limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs we may incur for services to our residents whose services are paid for by Medicare.
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

The federal government is seeking to slow the growth of Medicare and Medicaid payments for SNF services by several methods. In 2006, the government implemented limits on Medicare payments for outpatient therapies and then, pursuant to the DRA, created an exception process under which beneficiaries could request an exception from the cap and be granted the amount of services deemed medically necessary by Medicare. On April 1, 2014, PAMA extended the Medicare outpatient therapy cap exception process through March 31, 2015, further postponing the implementation of firm limits on Medicare payments for outpatient therapies. In April 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 31, 2015 through December 31, 2017, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. As of January 17, 2018, however, the outpatient therapy cap exceptions process had not yet been further extended by Congress. Therapy over the cap is statutorily excluded as a Medicare benefit in the absence of an exceptions process. If no action is taken, Medicare beneficiaries will be limited to $2,010 of therapy under each therapy cap in 2018. MACRA also repealed the SGR formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 1, 2015, and replaced the SGR formula with a different reimbursement methodology.

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
Further, in January 2018, CMS issued a letter to state Medicaid Directors announcing that CMS would support state efforts to test incentives that make participation in work or other community engagement a requirement for continued Medicaid eligibility for non-elderly, non-pregnant adults. States would be required to have exemptions for individuals who are classified as “disabled” for Medicaid eligibility purposes, as well those with acute medical conditions or medical frailty that would prevent them from complying with the work requirement. As of January 2018, at least ten states have proposed implementing some type of work requirement for Medicaid eligibility.
In September 2016, CMS released a final rule to comprehensively update the Conditions of Participation for long term care facilities that participate in Medicare and Medicaid, such as our SNFs.  The final rule, which went into effect beginning on November 28, 2016, institutes a broad range of new requirements, some of which stem from statutory modifications under the ACA and the IMPACT Act.  These requirements will increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, including our SNFs.

In September 2017, CMS, through its Innovation Center, issued a request for information seeking reactions from stakeholders regarding new approaches to promote patient centered care and test market driven reforms intended to empower Medicare and Medicaid beneficiaries as consumers, provide price transparency, increase choices and competition to improve quality, reduce cost and improve outcomes.

In December 2017, the Trump Administration, including HHS, updated its “Regulatory Plan and Unified Agenda of Regulatory and Deregulatory Actions,” which lists the scope and anticipated timing of pending and future regulations. In releasing the agenda, the Administration highlighted its plans to complete three deregulatory actions for every new regulatory action in fiscal year 2018.

We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on us of the possible failure of these programs to increase rates to match our increasing expenses, but they may be adverse and material to our operations and to our future financial results of operations. Similarly, we are unable to predict the impact on us of the insurance changes, payment changes and healthcare delivery systems changes contained in and to be developed pursuant to the ACA. If the changes implemented under the ACA result in reduced payments for our services, or the failure of Medicare, Medicaid or insurance payment rates to cover our costs of providing required services to residents, our future financial results could be materially and adversely affected. Finally, to the extent the ACA is repealed, replaced or modified, additional regulatory risks may arise. Depending upon what aspects of the ACA are repealed, replaced or modified, our future financial results could be adversely and materially affected.
For more information regarding government regulation and their possible impact on us and our business, revenues and operations, see “Business—Government Regulation and Reimbursement” in Part I, Item 1 of this Annual Report on Form 10-K.
Insurance
Increases over time in the costs of insurance, especially professional and general liability insurance, workers’ compensation and employee health insurance, have had an adverse impact upon our results of operations. Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self insurance amounts. These increased costs may continue in the future. We, ABP Trust and other companies to which RMR LLC provides management services are the shareholders of an insurance company which has designed and reinsured in part a combined property insurance program in which we and the other shareholders participate. For more information about our existing insurance see “Business—Insurance” in Part I, Item 1 of this Annual Report on Form 10-K.

Discontinued Operations
We have reclassified our consolidated balance sheets and our consolidated statements of operations for all periods presented in our financial statements to show the financial position and results of operations of the senior living communities classified as discontinued operations for the year ended December 31, 2016 (dollars in thousands):

2016
Revenues	$932
Expenses	(500)
Impairment on discontinued assets	(112)
Provision for income taxes	(126)
Income from discontinued operations, net of tax	$194

We had no operating results from discontinued operations for the year ended December 31, 2017.

Off Balance Sheet Arrangements
Certain of our assets, related to our operation of 17 communities we lease from SNH, were pledged as collateral for SNH's borrowings from its lender, Federal National Mortgage Association. On April 28, 2017, SNH prepaid those borrowings and, as a result, our pledge of assets was released. As of December 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Financings and Covenants
In February 2017, we replaced our prior $100.0 million secured revolving credit facility, which was scheduled to mature in April 2017, with our current $100.0 million secured revolving credit facility, which is available for general business purposes, including acquisitions. The terms of our credit facility are substantially similar to those of our prior credit facility. Our credit facility matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our credit facility for two, one year periods. We are required to pay interest at a rate based on, at our option, LIBOR or a base rate, plus a premium, or 3.87% and 5.75%, respectively, per annum as of December 31, 2017, on outstanding borrowings under our credit facility. We also pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. We can borrow, repay and re-borrow funds available under our credit facility until maturity, and no principal repayment is due until maturity.
Certain of our subsidiaries guarantee our obligations under our credit facility. Our credit facility is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by our guarantor subsidiaries and our guarantor subsidiaries' accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the properties securing our obligations under our credit facility. Accordingly, the availability of borrowings under our credit facility at any time may be less than $100.0 million.
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
We previously had a $25.0 million secured revolving line of credit that matured on March 18, 2016 that we did not extend or replace. We had no borrowings outstanding under this line of credit during the year ended December 31, 2016.
We also have mortgage debt of $8.2 million as of December 31, 2017 that we assumed in connection with a previous acquisition of a senior living community. Payments of principal and interest are due monthly under this mortgage debt until maturity in September 2032. The annual interest rate on this mortgage debt was 6.20% as of December 31, 2017. In addition, as of December 31, 2017, we had $34.8 million of mortgage debt, net of mortgage premiums, secured by three senior living communities classified as held for sale and presented separately on our consolidated balance sheets.

In September 2017, we prepaid a mortgage note for one of our senior living communities that had a principal balance of $13.1 million and required interest at the contracted rate of 6.47% per annum.
In November 2017, we entered the 2017 Transaction Agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH. The aggregate sales price for these six senior living communities is $104.4 million, including SNH's assumption of, as of December 31, 2017, approximately $33.5 million of mortgage debt principal secured by certain of these senior living communities with a weighted average annual interest rate of 6.2% and excluding closing costs. In December 2017, we sold two of these senior living communities for approximately $39.2 million, including $2.3 million of mortgage debt, net of a mortgage discount, which was prepaid with proceeds from the sale, excluding closing costs. In January 2018 we sold one senior living community and in February 2018 we sold another senior living community for an aggregate sales price of approximately $41.9 million, including $17.4 million of mortgage debt, net of a mortgage premium, which SNH assumed upon completion of the sale, excluding closing costs. In connection with our sales of these senior living communities, we entered management and pooling agreements with SNH to manage these senior living communities for SNH and we expect to enter management and pooling agreements with SNH concurrent with the sales of the remaining two senior living communities. The closings of the sales of the remaining two senior living communities for an aggregate sales price of approximately $23.3 million, including SNH's assumption of approximately $17.4 million of mortgage debt, net of a mortgage premium, are expected to occur as third party approvals are received by the end of the first half of 2018.
As of December 31, 2017, we had no outstanding borrowings under our credit facility and $2.7 million in letters of credit issued under our credit facility and we had $8.2 million in outstanding mortgage debt and $34.8 million of mortgage debt secured by three senior living communities classified as held for sale and presented separately on our consolidated balance sheets. As of December 31, 2017, we believe we were in compliance with all applicable covenants under our debt agreements.
Related Person Transactions
We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust and others related to them. For example: SNH is our former parent company, our largest landlord, the owner of the senior living communities that we manage and a significant stockholder of us; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to SNH; RMR LLC employs our President and Chief Executive Officer, our Chief Financial Officer and Treasurer and our Senior Vice President and General Counsel; subsidiaries of ABP Trust, which is controlled by Adam Portnoy, its current sole trustee and one of our Managing Directors, are our largest stockholder and the landlord for our headquarters; and ABP Trust is the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, SNH, RMR LLC or RMR Inc., including: D&R Yonkers LLC, which is owned by our Chief Financial Officer and Treasurer and SNH’s president and chief operating officer and to which we provide management services; and AIC, of which we, ABP Trust, SNH and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.
For further information about these and other such relationships and related person transactions, see Notes 9, 11, 15 and 16 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2017. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements”, Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our leases, forms of management agreements and related pooling agreements with SNH, the 2017 Transaction Agreement and the 2016 Transaction Agreement, our business management agreement with RMR LLC, our headquarters lease with a subsidiary of ABP Trust, our consent, standstill, registration rights and lock-up agreement with a subsidiary of ABP Trust, ABP Trust, Barry Portnoy, who served as one of our Managing Directors until his death on February 25, 2018, and Adam Portnoy, our management agreement with D&R Yonkers LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Critical Accounting Policies
Our critical accounting policies concern revenue recognition, including contractual allowances, the allowance for doubtful accounts, self insurance reserves, long lived assets and our judgments and estimates concerning our provisions for income taxes.
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
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, if any, reflect our assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States. Significant judgments and estimates are required in determining our income tax expense and the realizability of our deferred tax assets and liabilities.

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

We establish a valuation allowance against our deferred tax assets that we have determined to be not realizable. The decision to establish a valuation allowance includes our assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important aspect of objective negative evidence evaluated includes the significant losses incurred by us in recent years, excluding the gain recognized for tax purposes from the June 2016 sale and leaseback transaction. This objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of our deferred tax assets. For these reasons, we have recorded a valuation allowance against the majority of our deferred tax assets and liabilities as of December 31, 2017.

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
Impact of Inflation and Deflation
Inflation in the past several years in the United States has been modest, but recently there have been indications of inflation in the U.S. economy and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Rising price levels might allow us to increase our charges to residents, but might cause our operating costs, including our percentage rent, to increase. Also, our ability to realize rate increases paid by Medicare and Medicaid programs might be limited despite inflation.
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
Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we own, lease or manage. Rising sea levels could cause flooding at some of our properties, which may have an adverse effect on individual properties we own, lease or manage. We mitigate these risks by procuring insurance coverage we believe adequate to protect us from material damages and losses resulting from the consequences of losses caused by climate change. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on our financial results.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective.

Item 9B.  Other Information
On March 20, 2018, pursuant to a recommendation of our Nominating and Governance Committee, our Board of Directors elected Adam Portnoy as the Managing Director in Group I of our Board of Directors, effective immediately. Adam Portnoy was elected to fill the vacancy created by the death of Barry Portnoy and to serve the remainder of the term of our Group I Directors and thus will stand for election at our 2020 annual meeting of stockholders.
Adam Portnoy, age 47, has been a managing director of RMR Inc. and its president and chief executive officer since shortly after its formation in 2015. Mr. Portnoy has been president and chief executive officer of RMR LLC since 2005 and was a director of RMR LLC from 2006 until June 5, 2015 when RMR LLC became a majority owned subsidiary of RMR Inc. and RMR Inc. became RMR LLC’s managing member. Mr. Portnoy also is the sole trustee and an owner of ABP Trust, whose wholly owned subsidiary owns approximately 36% of our outstanding common shares. Mr. Portnoy serves as a managing trustee of Hospitality Properties Trust (since 2007), SNH (since 2007), Government Properties Income Trust, or GOV (since 2009), Select Income REIT (since 2011), Industrial Logistics Properties Trust (since 2017) and Tremont Mortgage Trust (since 2017), trustee of RMR Real Estate Income Fund, or RIF, including its predecessor funds (since 2009), and managing director of TravelCenters of America LLC (since 2018). Mr. Portnoy has been a director of RMR Advisors LLC since 2007 and served as its president from 2007 to September 2017 and its chief executive officer from 2015 to September 2017. Mr. Portnoy has been a director of Tremont Realty Advisors LLC since March 2016, and he was its president and chief executive officer from March 2016 through December 2017. Mr. Portnoy is an owner and has been a director of Sonesta International Hotels Corporation since 2012. He also served as president and chief executive officer of RIF from 2007 to 2015 and as president of GOV from 2009 to 2011. Mr. Portnoy was a managing trustee of Equity Commonwealth from 2006 until 2014 and served as its president from 2011 to 2014. Prior to joining RMR LLC in 2003, he held various positions in the finance industry and public sector, including working as an investment banker at Donaldson, Lufkin & Jenrette and ABN AMRO, as well as working in private equity at DLJ Merchant Banking Partners and at the International Finance Corporation (a member of The World Bank Group). In addition, Mr. Portnoy previously founded and served as chief executive officer of a privately financed telecommunications company. He currently serves as the honorary consul general of the Republic of Bulgaria in Massachusetts, and previously served on the board of governors for the National Association of Real Estate Investment Trusts and the board of trustees of Occidental College.

Our Board of Directors is comprised of two Managing Directors and three Independent Directors. Mr. Portnoy qualifies as a Managing Director in accordance with our bylaws. Mr. Portnoy has advised us that he has no arrangement or understanding with any other person pursuant to which he was selected as our Managing Director. Mr. Portnoy is not expected to be appointed to any committees of our Board of Directors.

In accordance with our publicly disclosed Director compensation policy, Mr. Portnoy will not be entitled to any cash compensation for his service as one of our Managing Directors, but he may receive awards of our common shares from time to time pursuant to our equity compensation plan at the discretion of our Compensation Committee. On March 20, 2018, in connection with Mr. Portnoy’s election as a Managing Director, our Compensation Committee awarded to him 12,500 of our common shares. We previously filed a summary of our currently effective Director compensation as Exhibit 10.2 to our Current Report on Form 8-K dated May 15, 2017, which summary is incorporated herein by reference.

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and ABP Trust and others related to them. For information about these and other such relationships and related person transactions, see Notes 15 and 16 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and the section captioned “Related Person Transactions” and the information regarding our Directors and executive officers in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which are incorporated herein by reference. In addition, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a description of risks that may arise as a result of these and other related person transactions and relationships.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Directors, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers of RMR Inc. and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.fivestarseniorliving.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Five Star Senior Living Inc., 400 Centre Street, Newton, MA 02458. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11.  Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
We may grant common shares to our officers and employees and to employees of RMR LLC under our 2014 Equity Compensation Plan, or the 2014 Plan. In addition, each of our Directors receives common shares as part of his or her annual compensation for serving as a Director and such shares are awarded under the 2014 Plan. The terms of awards made under the 2014 Plan are determined by the Compensation Committee of our Board of Directors at the time of the awards. The following table is as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2014 Plan	None	None	2,885,720	(1)
Equity compensation plans not approved by securityholders	None	None	None
Total	None	None	2,885,720	(1)
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
Item 14.  Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements

Page
Consolidated Financial Statements of Five Star Senior Living Inc.
Report of Independent Registered Public Accounting Firm	F‑1
Consolidated Balance Sheets at December 31, 2017 and 2016	F‑2
Consolidated Statements of Operations for the years ended December 31, 2017 and 2016	F‑3
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017 and 2016	F‑4
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017 and 2016	F‑5
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016	F‑6
Notes to Consolidated Financial Statements	F‑7

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

10.1	2001 Stock Option and Stock Incentive Plan of the Company, as amended.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 25, 2006, File No. 001‑16817.)
10.2	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)
10.3	Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.) 2014 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2014.)
10.4	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
10.5	Five Star Senior Living Inc. Management Incentive Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 15, 2017.)
10.6	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016.)
10.7	Representative form of Indemnification Agreement.(+) (Filed herewith.)
10.8	Summary of Director Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 15, 2017.)
10.9
Amended and Restated Credit Agreement, dated as of February 24, 2017, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 24, 2017.)

10.10
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

10.11	Transaction Agreement, dated June 29, 2016, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.12
Transaction Agreement, dated as of November 8, 2017, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

10.13
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

10.15
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009, File No. 001-16817.)

10.16
Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009, File No. 001-16817.)

10.17
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009, File No. 001-16817.)

10.18
Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010, File No. 001-16817.)

10.19
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 8, 2011, File No. 001-16817.)

10.20
Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 8, 2011, File No. 001-16817.)

10.21
Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

10.22
Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012, File No. 001-16817.)

10.23
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

10.25
Partial Termination of and Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

10.26
Partial Termination of and Twelfth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 31, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

10.27
Partial Termination of and Thirteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of February 17, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

10.28
Partial Termination of and Fourteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.29
Partial Termination of and Fifteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 29, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.30
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

10.31
Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.32
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

10.34
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

10.35
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

10.36
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012, File No. 001-16817.)

10.37
Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 19, 2013, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated September 19, 2013.)

10.38
Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 1, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.39
Partial Termination of and Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 20, 2015, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

10.40
Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 29, 2016, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

10.41
Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2017, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

10.42
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

10.44
First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2009, File No. 001-16817.)

10.45
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 8, 2011, File No. 001-16817.)

10.46
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011, File No. 001-16817.)

10.47
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012, File No. 001-16817.)

10.48
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated July 10, 2014, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

10.49
Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of January 1, 2018, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Filed herewith.)

10.50
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

10.51
Master Lease Agreement (Lease No. 5), dated as of June 29, 2016, between SNH/LTA Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.52
Joinder and First Amendment to Master Lease Agreement (Lease No. 5), dated as of December 8, 2016, by and between SNH/LTA Properties Trust and SNH/LTA Properties GA LLC, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016.)

10.53
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

10.54
Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No.001-16817.)

10.55
Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.56
Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012, File No. 001-16817.)

10.57
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

10.58
Representative form of Subordination, Assignment and Security Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.59
Lease Realignment Agreement, dated as of August 4, 2009, among Senior Housing Properties Trust and certain of its subsidiaries and the Company and certain of its subsidiaries. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.60
Registration Rights Agreement, dated as of August 4, 2009, between the Company and Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009, File No. 001-16817.)

10.61
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, the Company, Hospitality Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, ABP Trust (f/k/a Reit Management & Research Trust), Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012, File No. 001-16817.)

10.62
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

99.19
Amended and Restated Reimbursement Agreement, dated May 1, 2012, among The RMR Group LLC, TravelCenters of America LLC and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012, File No. 001-16817.)

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

99.30
Accession Agreement to Pooling Agreement No. 10, dated as of December 15, 2016, by SNH AL Cumming Tenant LLC. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016.)

99.31
Pooling Agreement No. 11, dated as of December 15, 2016, between FVE Managers, Inc. and SNH AL Georgia Tenant LLC. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016.)

99.32
First Amendment to Pooling Agreements Nos. 1 through 11, dated as of November 8, 2017, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

99.33
Pooling Agreement No. 12, dated as of December 27, 2017, among FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 19, 2018.)

99.34
Pooling Agreement No. 13, dated as of January 19, 2018, between FVE Managers, Inc. and SNH Tellico Tenant LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 19, 2018.)

99.35
Representative form of AL Management Agreement, dated March 30, 2015, between FVE Managers, Inc., as Manager, and SNH AL AIMO Tenant, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

99.36
Amendment to AL Management Agreements, dated July 10, 2014, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

99.37
Villa Valencia Agreement, dated July 10, 2014, between SNH SE Tenant Inc. and certain other subsidiaries of Senior Housing Properties Trust and FVE Managers, Inc. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

99.38
Amendment to Villa Valencia Management Agreement, dated June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.39
Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012, File No. 001-16817.)

99.4
Representative form of IL Management Agreement, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2011, File No. 001-16817.)

99.41
Amendment to IL Management Agreements, dated July 10, 2014, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated July 10, 2014.)

99.42
Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012, File No. 001-16817.)

99.43
First Amendment to Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

99.44
FedEx Pricing Agreement, dated June 17, 2015, among the Company, TA Operating LLC, Sonesta International Hotels Corporation and The RMR Group LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

99.45
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Senior Housing Properties Trust, regarding the leased senior living community known as the Millcroft Community. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

99.46
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Senior Housing Properties Trust, regarding the leased senior living community known as Remington Club. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

99.47
Letter Agreement, dated June 1, 2017, among certain subsidiaries of the Company and certain subsidiaries of Senior Housing Properties Trust, regarding the managed senior living community known as Tiffany Court. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

101.1
The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

________________________
(+)  Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Five Star Senior Living Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Five Star Senior Living Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Boston, Massachusetts
March 21, 2018

 FIVE STAR SENIOR LIVING INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$26,255	$16,608
Accounts receivable, net of allowance of $3,572 and $3,191 at December 31, 2017 and 2016, respectively	38,673	38,324
Due from related persons	4,774	17,010
Prepaid expenses	11,484	11,342
Investments in available for sale securities, of which $7,310 and $9,659 are restricted as of December 31, 2017 and 2016, respectively	22,524	24,081
Restricted cash	20,747	15,059
Other current assets	13,648	5,953
Assets held for sale	59,080	1,010
Total current assets	197,185	129,387

Property and equipment, net	251,504	351,929
Equity investment of an investee	8,185	7,116
Restricted cash	1,476	1,909
Restricted investments in available for sale securities	10,758	16,589
Other long term assets	6,800	2,804
Total assets	$475,908	$509,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facilities	$—	$—
Accounts payable and accrued expenses	74,734	68,453
Accrued compensation and benefits	37,893	35,939
Due to related persons	18,683	18,378
Mortgage notes payable	316	1,903
Accrued real estate taxes	11,801	12,784
Security deposits and current portion of continuing care contracts	4,073	5,099
Other current liabilities	36,361	30,430
Liabilities held for sale	34,781	7
Total current liabilities	218,642	172,993

Long term liabilities:
Mortgage notes payable	7,872	58,494
Accrued self insurance obligations	33,082	36,637
Deferred gain on sale and leaseback transaction	66,087	72,695
Other long term liabilities	5,231	4,649
Total long term liabilities	112,272	172,475

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 50,524,424 and 49,995,932 shares issued and outstanding at December 31, 2017 and 2016, respectively	505	500
Additional paid in capital	360,942	359,853
Accumulated deficit	(220,489)	(199,521)
Accumulated other comprehensive income	4,036	3,434
Total shareholders’ equity	144,994	164,266
Total liabilities and shareholders' equity	$475,908	$509,734

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2017	2016
Revenues:
Senior living revenue	$1,122,176	$1,123,258
Management fee revenue	14,080	12,350
Reimbursed costs incurred on behalf of managed communities	259,850	242,500
Total revenues	1,396,106	1,378,108

Operating expenses:
Senior living wages and benefits	551,102	553,310
Other senior living operating expenses	293,419	284,533
Costs incurred on behalf of managed communities	259,850	242,500
Rent expense	206,531	201,667
General and administrative expenses	75,212	73,516
Depreciation and amortization expense	38,192	38,052
Gain on sale of senior living communities	(7,258)	—
Long lived asset impairment	2,112	502
Total operating expenses	1,419,160	1,394,080

Operating loss	(23,054)	(15,972)

Interest, dividend and other income	765	984
Interest and other expense	(4,308)	(4,912)
Gain on early extinguishment of debt	143	—
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	408	107

Loss from continuing operations before income taxes and equity in earnings of an investee	(26,046)	(19,793)
Benefit (provision) for income taxes	4,536	(2,351)
Equity in earnings of an investee, net of tax	608	137
Loss from continuing operations	(20,902)	(22,007)
Income from discontinued operations, net of tax	—	194

Net loss	$(20,902)	$(21,813)

Weighted average shares outstanding—basic and diluted	49,204	48,815

Basic and diluted loss per share from:
Continuing operations	$(0.42)	$(0.45)
Discontinued operations	—	—
Net loss per share—basic and diluted	$(0.42)	$(0.45)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the year ended December 31,
	2017	2016
Net loss	$(20,902)	$(21,813)
Other comprehensive income:
Unrealized gain on investments in available for sale securities, net of tax of $249 and $273, respectively	388	424
Equity in unrealized gain of an investee, net of tax	461	152
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax of $161 and $50, respectively	(247)	(57)
Other comprehensive income	602	519
Comprehensive loss	$(20,300)	$(21,294)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2015	49,476,611	$494	$358,665	$(177,622)	$2,915	$184,452
Comprehensive loss:
Net loss	—	—	—	(21,813)	—	(21,813)
Unrealized loss on investments in available for sale securities, net of tax	—	—	—	—	424	424
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax	—	—	—	—	(57)	(57)
Equity in unrealized loss of an investee, net of tax	—	—	—	—	152	152
Total comprehensive loss	—	—	—	(21,813)	519	(21,294)
Grants under share award plan and share based compensation	569,400	6	1,188	—	—	1,194
Repurchases under share award plan	(50,079)	—	—	(86)	—	(86)
Balance at December 31, 2016	49,995,932	$500	$359,853	$(199,521)	$3,434	$164,266
Comprehensive loss:
Net loss	—	—	—	(20,902)	—	(20,902)
Unrealized gain on investments in available for sale securities, net of tax	—	—	—	—	388	388
Realized gain on investments in available for sale securities reclassified and included in net loss, net of tax	—	—	—	—	(247)	(247)
Equity in unrealized gain of an investee, net of tax	—	—	—	—	461	461
Total comprehensive loss	—	—	—	(20,902)	602	(20,300)
Grants under share award plan and share based compensation	590,600	5	1,089	—	—	1,094
Repurchases under share award plan	(62,108)	—	—	(66)	—	(66)
Balance at December 31, 2017	50,524,424	$505	$360,942	$(220,489)	$4,036	$144,994
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(20,902)	$(21,813)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	38,192	38,052
Gain on sale of senior living communities	(7,258)	—
Gain on early extinguishment of debt	(298)	—
Income from discontinued operations before income tax	—	(194)
Gain on sale of available for sale securities reclassified from accumulated other comprehensive income	(408)	(107)
Loss on disposal of property and equipment	277	121
Long lived asset impairment	2,112	502
Equity in earnings of an investee	(608)	(137)
Share based compensation	1,094	1,194
Provision for losses on receivables	4,697	4,033
Amortization of deferred gain on sale and leaseback transaction	(6,608)	(3,340)
Other non-cash loss (income) expense adjustments, net	703	(531)
Changes in assets and liabilities:
Accounts receivable	(5,046)	(4,528)
Prepaid expenses and other assets	(10,650)	521
Accounts payable and accrued expenses	6,306	(24,661)
Accrued compensation and benefits	1,954	3,812
Due from (to) related persons, net	11,439	(7,923)
Other current and long term liabilities	1,120	(8,454)
Cash provided by (used in) operating activities	16,116	(23,453)

Cash flows from investing activities:
Increase in restricted cash and investment accounts, net	(5,255)	(10,846)
Acquisition of property and equipment	(71,095)	(55,419)
Purchases of available for sale securities	(14,409)	(8,388)
Proceeds from sale of property and equipment	39,800	21,437
Proceeds from sale of land	750	—
Proceeds from sale of communities	39,076	112,350
Proceeds from sale of available for sale securities	22,382	17,905
Cash provided by investing activities	11,249	77,039

Cash flows from financing activities:
Proceeds from borrowings on credit facilities	65,000	25,000
Repayments of borrowings on credit facilities	(65,000)	(75,000)
Repayments of mortgage notes payable	(16,766)	(1,260)
Payment of deferred financing fees	(1,889)	(300)
Payment of employee tax obligations on withheld shares	(66)	(86)
Cash used in financing activities	(18,721)	(51,646)

Cash flows from discontinued operations:
Net cash provided by operating activities	1,003	11
Net cash used in investing activities	—	(15)
Net cash flows provided by (used in) discontinued operations	1,003	(4)

Change in cash and cash equivalents	9,647	1,936
Cash and cash equivalents at beginning of period	16,608	14,672
Cash and cash equivalents at end of period	$26,255	$16,608

Supplemental cash flow information:
Cash paid for interest	$3,932	$4,855
Cash (received) paid for income taxes, net	$(1,399)	$3,213

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)

1. Organization and Business
We are a corporation that was formed under the laws of the State of Maryland in 2001. Effective March 3, 2017, we changed our name from "Five Star Quality Care, Inc." to "Five Star Senior Living Inc." As of December 31, 2017, we operated 283 senior living communities located in 32 states with 31,785 living units, including 253 primarily independent and assisted living communities with 29,183 living units and 30 skilled nursing facilities, or SNFs, with 2,602 living units. As of December 31, 2017, we owned and operated 24 of these senior living communities (2,474 living units), we leased and operated 189 of these senior living communities (20,268 living units) and we managed 70 of these senior living communities (9,043 living units). Our 283 senior living communities included 10,745 independent living apartments, 16,164 assisted living suites and 4,876 SNF units. The foregoing numbers exclude living units categorized as out of service.
2. Summary of Significant Accounting Policies
Basis of Presentation.  The accompanying consolidated financial statements include our accounts and those of all of our consolidated subsidiaries. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
Use of Estimates.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. Some significant estimates are included in our revenue recognition, including contractual allowances, the allowance for doubtful accounts, self insurance reserves, long lived assets, and estimates concerning our provisions for income taxes.
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
Equity Method Investments.  As of December 31, 2017, we and six other shareholders each owned approximately 14.3% of the outstanding equity of Affiliates Insurance Company, or AIC. Although we owned less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC, as all of our Directors are also directors of AIC. Under the equity method, we recorded our percentage share of net earnings from AIC in our consolidated statements of operations. If we determine there is an “other than temporary impairment” in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. As of December 31, 2017, we have invested $6,034 in AIC.
Investment Securities.  Investment securities that are held principally for resale in the near term are classified as “trading” and are carried at fair value with changes in fair value recorded in earnings. We did not hold any trading securities during the years ended December 31, 2017 or 2016.
Securities not classified as “trading” are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and “other than temporary impairment” losses recorded in our consolidated statements of operations. Realized gains and losses on all available for sale securities are recognized based on specific identification. Our available for sale securities at December 31, 2017 and 2016 consisted primarily of debt and equity securities. Restricted investments in available for sale securities are kept as security for obligations arising from our self insurance programs. At December 31, 2017, these available for sale securities had a fair value of $33,282 and an unrealized holding gain of $2,362. At December 31, 2016, these available for sale securities had a fair value of $40,670 and an unrealized holding gain of $2,133.

In 2017 and 2016, our available for sale securities generated interest and dividend income of $762 and $930, respectively, which is included in interest, dividend and other income in our consolidated statements of operations.

The following table summarizes the fair value and gross unrealized losses related to our “available for sale” securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the years ended:

	December 31, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$12,878	$129	$2,875	$80	$15,753	$209

	December 31, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments	$8,502	$233	$937	$64	$9,439	$297

We routinely evaluate our available for sale securities to determine if they have been impaired. If the fair value of an investment is less than its book or carrying value and we expect that situation to continue for a more than temporary period, we will record an “other than temporary impairment” loss in our consolidated statements of operations. We evaluate the fair value of our available for sale securities by reviewing each security’s current market price, the ratings of the security, the financial condition of the issuer and our intent and ability to retain the security during temporary market price fluctuations or until maturity. In evaluating the factors described above, we presume a decline in value to be an “other than temporary impairment” if the quoted market price of the security is below the security’s cost basis for an extended period. However, this presumption may be overcome if there is persuasive evidence indicating the value decline is temporary in nature, such as when the operating performance of the obligor is strong or if the market price of the security is historically volatile. Additionally, there may be instances in which impairment losses are recognized even if the decline in value does not meet the criteria described above, such as if we plan to sell the security in the near term and the fair value is below our cost basis. When we believe that a change in fair value of an available for sale security is temporary, we record a corresponding credit or charge to other comprehensive income for any unrealized gains and losses. When we determine that impairment in the fair value of an available for sale security is an “other than temporary impairment”, we record a charge to earnings. We did not record such an impairment charge for the years ended December 31, 2017 and 2016.

Restricted Cash.  Restricted cash as of December 31, 2017 and 2016 includes cash that we deposited as security for obligations arising from our self insurance programs and other amounts for which we are required to establish escrows including real estate taxes and capital expenditures as required by our mortgages and certain resident security deposits.

	2017		2016
	Current	Long term	Current	Long term
Insurance reserves	$1,095	$1,476	$1,111	$1,909
Real estate taxes and capital expenditures as required by our mortgages	1,161	—	1,624	—
Resident security deposits	655	—	588	—
Workers' compensation letter of credit collateral	17,836	—	11,736	—
Total	$20,747	$1,476	$15,059	$1,909

Accounts Receivable and Allowance for Doubtful Accounts.  We record accounts receivable at their estimated net realizable value. Included in accounts receivable as of December 31, 2017 and 2016 are amounts due from the Medicare program of $9,558 and $10,744, respectively, and amounts due from various state Medicaid programs of $13,059 and $11,951, respectively.

We estimate allowances for uncollectible amounts and contractual allowances based upon factors which include, but are not limited to, the age of the receivable and the terms of the agreements, the residents’ or third party payers’ stated intent to pay, the payers’ financial capacity to pay and other factors which may include likelihood and cost of litigation. Accounts receivable allowances are estimates. We periodically review and revise these estimates based on new information and these revisions may be material. Our SNFs record their provision for doubtful accounts as a reduction of revenue, which amounts totaled $1,952 and  $1,162 during 2017 and 2016, respectively. Our allowance for doubtful accounts consists of the following:

Balance January 1, 2016	$3,592
Provision for doubtful accounts	4,033
Write-offs	(4,434)
Balance December 31, 2016	3,191
Provision for doubtful accounts	4,697
Write-offs	(4,316)
Balance December 31, 2017	$3,572

Deferred Finance Costs.  We capitalize issuance costs related to our secured credit facilities and amortize the deferred costs over the terms of the respective agreements. Our unamortized balance of deferred finance costs was $1,377 and $50 at December 31, 2017 and 2016, respectively, of which $635 and $50 was included in other current assets on our consolidated balance sheets as of December 31, 2017 and 2016, respectively, and $742 was included in other long term assets on our consolidated balance sheets as of December 31, 2017. Accumulated amortization related to deferred finance costs was $738 and $175 at December 31, 2017 and 2016, respectively. At December 31, 2017, the weighted average amortization period remaining is less than three years. We expect the amortization expense to be incurred to be $635, $635 and $107 in 2018, 2019 and 2020, respectively.

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

Self Insurance.  We self insure up to certain limits for workers’ compensation, professional and general liability claims, automobile claims and property losses. Claims in excess of these limits are insured up to contractual limits, over which we are self insured. We fully self insure all health related claims for our covered employees. We have established an offshore captive insurance company subsidiary which participates in our workers’ compensation and professional and general liability insurance programs. Determining reserves for the casualty, liability, workers’ compensation and healthcare losses and costs that we have incurred as of the end of a reporting period involves significant judgments based upon our experience and our expectations of future events, including projected settlements for pending claims, known incidents that we expect may result in claims, estimates of incurred but not yet reported claims, expected changes in premiums for insurance provided by insurers whose policies provide for retroactive adjustments, estimated litigation costs and other factors. Since these reserves are based on estimates, the actual expenses we incur may differ from the amount reserved. We regularly adjust these estimates to reflect changes in the foregoing factors, our actual claims experience, recommendations from our professional consultants, changes in market conditions and other factors; it is possible that such adjustments may be material. Our total self insurance reserves were

$66,945 and $65,526 as of the year ended December 31, 2017 and 2016, respectively, and are included in accrued compensation and benefits, other current liabilities and accrued self insurance obligations in our consolidated balance sheets.

Continuing Care Contracts.  Residents at one of our communities may enter continuing care contracts with us. We offer one form of continuing care contract to new residents at this community. This form of contract provides that 10% of the resident admission fee becomes non‑refundable upon occupancy, and the remaining 90% becomes non-refundable at the rate of 1.5% per month of the original amount over the subsequent 60 months. Four other forms of continuing care contracts are in effect for existing residents but are not offered to new residents. One historical form of contract provides that the resident admission fee is 10% non-refundable upon occupancy and 90% refundable. The second historical form of contract provides that the resident admission fee is 100% refundable. The third historical form of contract provides that the resident admission fee is 1% refundable and 99% non-refundable upon admission. The fourth historical form of contract provides that 30% of the resident admission fee is non-refundable upon occupancy and 70% is refundable. In each case, we amortize the non-refundable part of these fees into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay refunds of these admission fees when residents relocate from our communities. We report the refundable amount of these admission fees as current liabilities and the non‑refundable amount as deferred revenue, a portion of which is classified as a current liability. The balance of our refundable admission fees as of December 31, 2017 and 2016 were $1,142 and $1,905, respectively, and were included in security deposits and current portion of continuing care contracts on our consolidated balance sheets. The balance of non-refundable admission fees as of December 31, 2017 and 2016 were $1,154 and $1,252, respectively, of which $898 and $1,301, respectively, were included in other long term liabilities on our consolidated balance sheets.

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

Taxes.  FASB ASC Topic 740, Income Taxes, prescribes how we should recognize, measure and present in our consolidated financial statements tax positions that have been taken or are expected to be taken in a tax return, including uncertain tax positions. We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences to be included in our financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, while the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Fair Value of Financial Instruments.  Our financial instruments are limited to cash and cash equivalents, accounts receivable, available for sale securities, accounts payable and mortgage notes payable. Except for our mortgage debt, the fair value of these financial instruments was not materially different from their carrying values at December 31, 2017 and 2016. We estimate the fair values of our mortgage debt using market quotes when available, discounted cash flow analyses and current prevailing interest rates.

Revenue Recognition.  We derive our revenues primarily from services to residents at our senior living communities, and we record revenues when services are provided. We receive payment from governments or other third party payers for some of our services. We derived approximately 22% of our senior living revenues in each of 2017 and 2016 from payments under Medicare and Medicaid programs. Revenues under some of these programs are subject to audit and retroactive adjustment.

Medicare revenues from continuing operations at our senior living communities totaled $109,391 and $112,116 during 2017 and 2016, respectively. Medicaid revenues from continuing operations at our senior living communities totaled $133,048 and $126,209 during 2017 and 2016, respectively.

Some of our senior living communities require new private pay residents to pay community fees. Substantially all community fees received are non‑refundable and are recorded initially as deferred revenue and are included in other current liabilities in our consolidated balance sheets. The deferred amounts are amortized over the life of the contract.

Reclassifications.  We have made reclassifications to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on net loss or shareholders’ equity.

Recent Accounting Pronouncements. On January 1, 2017, we adopted FASB Accounting Standards Update, or ASU, No. 2016-09, Compensation-Stock Compensation (Topic 718), which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU requires prospective recognition of excess tax benefits and deficiencies resulting from share based compensation award vesting and exercises be recognized in our consolidated statements of operations. Previously, these amounts were recognized in additional paid in capital, and were not material to our consolidated financial statements. Excess tax benefits from share based compensation awards will continue to be reported as an operating activity, and cash paid on employees’ behalf related to shares withheld for tax purposes will continue to be classified as a financing activity, in the statement of cash flows. In addition, forfeitures will be recognized as they occur, as permitted by this ASU. The implementation of this ASU did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This ASU is effective for interim and annual periods beginning after December 15, 2017. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We will adopt this ASU as required effective January 1, 2018. This ASU requires a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of its adoption. We have determined our adoption of this ASU will result in a cumulative adjustment to the balance sheet as of January 1, 2018 of approximately $1,100, and we will record any changes in the fair value of our equity investments in our consolidated statements of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  This ASU clarifies the principles for recognizing revenue by, among other things, removing inconsistencies in revenue requirements, improving comparability of revenue recognition practices across entities and industries and providing improved disclosure requirements. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Additionally, real estate sales are within the scope of ASU 2014-09, as amended by ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. Under the new ASUs, the income recognition for real estate sales is largely based on the transfer of control versus continuing involvement under the current guidance. As a result, more transactions may qualify as sales of real estate and gains or losses may be recognized sooner. These ASUs may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). We adopted these ASUs as required effective January 1, 2018 using the modified retrospective approach. We have determined that the adoption of these ASUs will not result in an adjustment to our beginning retained earnings and will not result in a significant change to the amount and timing of our revenue recognition. We do expect the adoption will result in expanded disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from our contracts with customers that are included in the scope of these ASUs. A substantial portion of our revenue relates to contracts with residents that are generally short term in nature and fall under ASC Topic 840, Leases, which are specifically excluded from the scope of ASU No. 2014-09. Our contracts with residents and other customers that are included in the scope of these ASUs are also generally short term in nature and revenue is recognized when services are provided. Upon the adoption of these ASUs, we will separately disclose the components of our senior living revenue between lease revenue accounted for under the existing lease guidance and service revenue accounted for under the new ASUs.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for reporting periods beginning after December 15, 2017. Upon adoption of this ASU, we will adjust the classification of certain cash receipts and cash payments in our consolidated statements of cash flows but these changes will not be material to the consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), which provides additional guidance on which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. This ASU is effective for reporting periods beginning after December 15, 2017. The adoption of this ASU will not have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), which permits an entity to reclassify the tax effects that remain recorded within other comprehensive income to retained earnings as a result of the December 2017 tax reform. This ASU is effective for reporting periods beginning after December 15, 2018. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated financial statements.

Segment Information.  We have two operating segments: (i) senior living communities and (ii) rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment we provide physical therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under FASB ASC Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

3. Property and Equipment
Property and equipment consists of the following:

	December 31,	December 31,
	2017	2016
Land	$16,383	$22,261
Buildings and improvements	211,812	304,044
Furniture, fixtures and equipment	208,262	193,286
Property and equipment, at cost	436,457	519,591
Accumulated depreciation	(184,953)	(167,662)
Property and equipment, net	$251,504	$351,929

We recorded depreciation expense relating to our property and equipment of $37,996 and $36,462 for the years ended December 31, 2017 and 2016, respectively.
We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $528 and $502 of impairment charges to certain of our long lived assets in continuing operations for the years ended December 31, 2017 and 2016, respectively. The fair values of the impaired assets were $341 and $337 as of December 31, 2017 and 2016, respectively. We also recorded long lived asset impairment charges of $1,584 for the year ended December 31, 2017 to reduce the carrying value of one senior living community we classified as held for sale to its estimated fair value less costs to sell. See Note 9 for further information regarding the sale of this community.

As of December 31, 2017, we had $59,080 of net property and equipment classified as held for sale and presented separately on our consolidated balance sheets. See Note 9 for more information regarding our communities classified as held for sale.

As of December 31, 2016, we had $7,255 of assets related to our leased senior living communities included in our property and equipment that we subsequently sold during the year ended December 31, 2017 to Senior Housing Properties Trust or its subsidiaries, or SNH, for increased rent pursuant to the terms of our leases with SNH. As of December 31, 2017, we had $1,702 of assets related to our leased senior living communities included in our property and equipment that we currently expect to request that SNH purchase from us for an increase in future rent; however, SNH is not obligated to purchase such amounts. See Note 9 for more information regarding our leases and other arrangements with SNH.

4. Other Intangible Assets
The other intangible assets balance is made up of management agreements, trademarks, resident agreements, liquor licenses and other intangible assets that we primarily acquired in connection with our acquisitions of senior living communities. The changes in the carrying amount of our other intangible assets for the years ended December 31, 2017 and 2016 are as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite lived intangible assets	191	—	191	191	—	191
Definite lived intangible assets	5,676	(5,596)	80	8,013	(7,737)	276
	5,867	(5,596)	271	8,204	(7,737)	467

In December 2017, we disposed of $2,337 of fully amortized indefinite lived intangible assets in connection with the sale of two senior living communities. See Note 9 for further information regarding the sale of these communities.

We amortize definite lived intangible assets using the straight line method over the useful lives of the assets which have identifiable useful lives commencing on the date of acquisition. Total amortization expense for definite lived intangible assets for the years ended December 31, 2017 and 2016 was $196 and $1,590, respectively. At December 31, 2017, the weighted average amortization period remaining for these intangible assets is approximately one year. Amortization expense is estimated to be approximately $80 in 2018.

5. Income Taxes
Significant components of our deferred tax assets and liabilities at December 31, 2017 and 2016, which are included in other long term assets on our consolidated balance sheets, were as follows:

	2017	2016
Non-current deferred tax assets:
Allowance for doubtful accounts	933	1,254
Deferred gains on sale and leaseback transactions	20,548	33,121
Insurance reserves	2,369	3,976
Tax credits	20,286	21,647
Tax loss carryforwards	35,999	41,160
Depreciable assets	4,114	1,795
Goodwill	3,865	6,478
Other assets	1,301	2,003
Total non-current deferred tax assets before valuation allowance	89,415	111,434
Valuation allowance:	(80,154)	(100,524)
Total non-current deferred tax assets	9,261	10,910

Non-current deferred tax liabilities:
Lease expense	(5,941)	(9,660)
Employee stock grants	(36)	(72)
Other liabilities	(1,312)	(1,178)
Total non-current deferred tax liabilities	(7,289)	(10,910)
Net deferred tax assets	$1,972	$—

On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the TCJA, became effective, enacting significant change to the United States Internal Revenue Code of 1986, as amended, or the IRC. Among other things, the TCJA reduces the corporate income tax rate from 35% to 21%, repeals the corporate alternative minimum tax, or AMT, limits various business deductions, modifies the maximum usage of net operating losses and significantly modifies various international tax provisions. The changes effected by the TCJA are generally effective for tax years ending after December 31, 2017.
While the corporate income tax rate reduction took effect on January 1, 2018, the carrying value of deferred tax assets and liabilities is determined by the enacted federal corporate income tax rate. As a result, our deferred tax assets and liabilities and resulting valuation allowance as of December 31, 2017 have decreased by $24,200 and $24,000, respectively. In connection with the elimination of the AMT, the TCJA permits the monetization of AMT credits. We previously recorded a valuation allowance against our AMT credit generated in 2016. The TCJA has made this credit refundable, and we therefore recorded a benefit of $1,108 related to the reversal of the valuation allowance.
In addition, the TCJA will have other impacts on us in the future. Our federal net operating losses incurred prior to December 31, 2017 will continue to have a 20-year carryforward limitation applied to them and will need to be evaluated for recoverability in the future. Federal net operating losses incurred after December 31, 2017, if any, will have an indefinite life, but their usage will be limited to 80% of taxable income in any given year.
As of December 31, 2017, our federal net operating loss carryforwards, which are scheduled to begin expiring in 2026 if unused, were approximately $91,255, and our federal tax credit carryforwards, which begin expiring in 2022 if unused, were approximately $19,423. The Internal Revenue Service, or the IRS, has completed its examination of our 2014 federal income tax return and there were no adjustments. At December 31, 2017, our federal income tax returns filed for the 2015 and 2016 tax years are subject to examination and our federal net operating loss carryforwards and tax credit carryforwards are subject to adjustment by the IRS.
Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. An important piece of objective negative evidence evaluated was the significant losses we incurred over the three year period ending December 31, 2017. That objective negative evidence is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence beyond projections of future income to support the realizability of our deferred tax assets. Accordingly, on the basis of that assessment, we have recorded a valuation allowance against the majority of our deferred tax assets and liabilities as of December 31, 2017 and all of our deferred tax assets and liabilities as of December 31, 2016. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.
The changes in our valuation allowance for deferred tax assets were as follows:

	Balance at Beginning of Period	Amounts Charged To Expense	Amounts Charged Off, Net of Recoveries	Amounts Charged (Credited) to Equity	Balance at End of Period
Year Ended December 31, 2016	$90,726	$10,021	$—	$(223)	$100,524
Year Ended December 31, 2017	$100,524	$—	$(20,280)	$(90)	$80,154

For the year ended December 31, 2017, we recognized a benefit for income taxes from continuing operations of $4,536 primarily related to our monetization of AMT credits. For the year ended December 31, 2016, we recognized a provision for income taxes from continuing operations of $2,351, primarily related to the state taxes on the gain we realized for tax purposes in connection with the June 2016 sale and leaseback transaction. We had no operating results from discontinued operations for the year ended December 31, 2017. We recognized an immaterial amount of tax expense from discontinued operations for the year ended December 31, 2016.

The (benefit) provision for income taxes from continuing operations is as follows:

	Years Ended December 31,
	2017	2016
Current tax (benefit) provision:
Federal	$(3,167)	$(319)
State	603	2,670
Total current tax (benefit) provision	(2,564)	2,351
Deferred tax (benefit) provision:
Federal	(1,109)	—
State	(863)	—
Total deferred tax (benefit) provision	(1,972)	—
Total tax (benefit) provision	$(4,536)	$2,351
The principal reasons for the difference between our effective tax rate on continuing operations and the U.S. federal statutory income tax rate are as follows:

	For the years ended December 31,
	2017	2016
Taxes at statutory U.S. federal income tax rate	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	1.5%	(0.7)%
Tax credits	(9.0)%	(9.1)%
Change in valuation allowance	(72.0)%	55.6%
Tax rate change	95.1%	—%
Other differences, net	1.5%	1.3%
Effective tax rate	(17.9)%	12.1%

We utilize a two step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. As of December 31, 2017 and 2016, there were no unrecognized tax benefits. We recognize interest and penalties related to income taxes in income tax expense, and such amounts were not material for the years ended December 31, 2017 and 2016.

6. Earnings Per Share
We calculated EPS for the years ended December 31, 2017, and 2016 using the weighted average number of common shares outstanding during the periods. When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The years ended December 31, 2017 and 2016 had 1,056,923 and 866,041, respectively, of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

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

Recurring Fair Value Measures
The tables below present the assets measured at fair value at December 31, 2017 and 2016 categorized by the level of inputs used in the valuation of each asset.

	As of December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$23,578	$23,578	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	2,199	2,199	—	—
REIT industry	145	145	—	—
Other	4,068	4,068	—	—
Total equity securities	6,412	6,412	—	—
Debt securities
International bond fund(3)	2,511	—	2,511	—
High yield fund(4)	2,744	—	2,744	—
Industrial bonds	2,017	—	2,017	—
Technology bonds	2,972	—	2,972	—
Government bonds	10,707	10,610	97	—
Energy bonds	1,216	—	1,216	—
Financial bonds	1,423	—	1,423	—
Other	3,280	—	3,280	—
Total debt securities	26,870	10,610	16,260	—
Total available for sale securities	33,282	17,022	16,260	—
Total	$56,860	$40,600	$16,260	$—

	As of December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents(1)	$17,702	$17,702	$—	$—
Available for sale securities:(2)
Equity securities
Financial services industry	2,149	2,149	—	—
REIT industry	393	393	—	—
Other	3,901	3,901	—	—
Total equity securities	6,443	6,443	—	—
Debt securities
International bond fund(3)	2,452	—	2,452	—
High yield fund(4)	2,587	—	2,587	—
Industrial bonds	5,394	—	5,394	—
Technology bonds	4,956	—	4,956	—
Government bonds	10,403	6,326	4,077	—
Energy bonds	2,360	—	2,360	—
Financial bonds	1,754	—	1,754	—
Other	4,321	—	4,321	—
Total debt securities	34,227	6,326	27,901	—
Total available for sale securities	40,670	12,769	27,901	—
Total	$58,372	$30,471	$27,901	$—

_______________________________________
(1) Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our consolidated balance sheets as cash and cash equivalents and current and long term restricted cash. Cash equivalents include $20,316 and $14,638 of balances that are restricted at December 31, 2017 and 2016, respectively.

(2) As of December 31, 2017, our investments in available for sale securities had a fair value of $33,282 with an amortized cost of $30,920; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,571, net of unrealized losses of $209. As of December 31, 2016, our investments in available for sale securities had a fair value of $40,670 with an amortized cost of $38,537; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $2,430, net of unrealized losses of $297. At December 31, 2017, 47 of the securities we hold, with a fair value of $12,878, have been in a loss position for less than 12 months and 13 of the securities we hold, with a fair value of $2,875, have been in a loss position for greater than 12 months. We do not believe these securities are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these securities remain strong with solid fundamentals, or we intend to hold these securities until recovery, and other factors that support our conclusion that the loss is temporary. During the years ended December 31, 2017 and 2016 , we received gross proceeds of $22,382 and $17,905, respectively, in connection with the sales of available for sale securities and recorded gross realized gains totaling $639 and $446, respectively, and gross realized losses totaling $231 and $339, respectively. We record gains and losses on sales of our available for sale securities using the specific identification method.

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

During the year ended December 31, 2017, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value. Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the year ended December 31, 2017.
The carrying values of accounts receivable and accounts payable approximate fair value as of December 31, 2017 and December 31, 2016. The carrying value and fair value of our mortgage notes payable were $8,188 and $9,617, respectively, as of December 31, 2017 and $60,397 and $64,905, respectively, as of December 31, 2016, and are categorized in Level 3 of the fair value hierarchy in their entirety. We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date. The carrying value and fair value of our mortgage notes payable as of December 31, 2017, exclude $34,781 of mortgage notes payable categorized as held for sale and presented separately on our consolidated balance sheets. See Note 9 for more information regarding our communities classified as held for sale.

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

The fair value of assets held for sale is determined based on the use of appraisals, input from market participants, our experience selling similar assets and/or internally developed cash flow models, all of which are considered to be Level 3 fair value measurements. See Note 3 for further information regarding fair value measurements related to impairments of our long lived assets classified as held for sale.

8. Indebtedness
We previously had a $100,000 secured revolving credit facility, or our prior credit facility, which was scheduled to mature in April 2017. In February 2017, we replaced our prior credit facility with a new $100,000 secured revolving credit facility, or our credit facility, with terms substantially similar to those of our prior credit facility. We paid fees of $1,889 in connection with the closing of our credit facility, which fees were deferred and will be amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, provides for issuance of letters of credit and matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our credit facility for two, one year periods. We are required to pay interest at a rate based on, at our option, LIBOR or a base rate, plus a premium, or 3.87% and 5.75%, respectively, per annum as of December 31, 2017, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. We can borrow, repay and re-borrow funds available until maturity, and no principal repayment is due until maturity. The weighted average annual interest rate for borrowings under our credit facility and our prior credit facility, as applicable, was 5.4% and 3.3%, respectively, for the years ended December 31, 2017 and 2016, respectively. We had no borrowings outstanding under our prior credit facility during the year ended December 31, 2017. As of December 31, 2017, we had letters of credit issued under our credit facility in an aggregate amount of $2,724 and $97,276 available for borrowing under our credit facility. We incurred aggregate interest expense and other associated costs related to our credit facilities of $1,296 and $1,621 for the years ended December 31, 2017 and 2016, respectively.

Certain of our subsidiaries guarantee our obligations under our credit facility, which is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by our guarantor subsidiaries and our guarantor subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under the applicable facility. Accordingly, the maximum availability of borrowings under our credit facility at any time may be less than $100,000. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined.  The agreement that governs our credit facility contains a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions to our stockholders in certain circumstances, and requires us to maintain financial ratios and a minimum net worth.

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

We previously had a $25,000 secured revolving line of credit that matured on March 18, 2016, that we did not extend or replace. We had no borrowings outstanding under this line of credit during the years ended December 31, 2017 or 2016. We incurred associated costs of $45 related to this line of credit for the year ended December 31, 2016.

In September 2017, we entered a new letter of credit for $1,500 under our credit facility which is used as security for our purchasing cards we utilize at certain senior living communities we operate. This letter of credit matures in October 2018. In June 2017, we increased from $11,700 to $17,800 our letter of credit that is used as security for our workers' compensation insurance program and is collateralized by our cash equivalents. This letter of credit matures in June 2018 when we expect to be required to renew it and the required amount to be adjusted. At December 31, 2017, the cash equivalent collateral is classified as short term restricted cash which amount includes accumulated interest, in our consolidated balance sheets. At December 31, 2017, we had six other irrevocable standby letters of credit outstanding, totaling $1,224, which secure certain of our other obligations; these letters of credit currently mature between April 2018 and September 2018 and are required to be renewed annually. Our obligations under these letters of credit are issued under our credit facility.

At December 31, 2017, four of our senior living communities were encumbered by mortgages. Three of these communities were classified as held for sale and the carrying value of these communities, including the mortgages related to the communities as of December 31, 2017 is presented separately as held for sale in our consolidated balance sheets. See Note 9 for further information regarding the classification and terms around the sale of these and other communities. These mortgages contain standard mortgage covenants. We recorded mortgage discounts or premiums in connection with the assumption of this mortgage debt as part of our acquisitions of encumbered communities in order to record the assumed mortgage debts at their estimated fair value. We amortize these mortgage discounts or premiums as an increase or reduction of interest expense until the maturity of the respective mortgage debt. Payments of principal and interest are due monthly under these mortgage debts until maturity. The following table is a summary of these mortgage debts as of December 31, 2017:

Balance as of		Contractual Stated	Effective		Monthly
December 31, 2017		Interest Rate	Interest Rate	Maturity Date	Payment	Lender Type

Held and used:
$8,494	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation

Held for sale:
16,734	(2)	5.75%	4.83%	October 2022	105	Commercial lender
16,803	(3)	6.64%	5.86%	June 2023	123	Federal National Mortgage Association
33,537	(4)	6.19%	5.34%		228
$42,031		6.20%	5.60%		$300
 _______________________________________
(1)    Contractual principal payment excluding unamortized discount and debt issuance costs of $306.

(2)	Mortgage debt expected to be assumed by SNH in connection with the sale to SNH of the two senior living communities that secure this debt during the first half of 2018.
(3)    Mortgage debt was assumed by SNH in February 2018 in connection with the sale to SNH of the senior living community that secures this debt.
(4)    Contractual principal payment excluding unamortized net premium and debt issuance costs of $1,244.
We incurred mortgage interest expense, net of discount or premium amortization, of $3,012 and $3,235 for the years ended December 31, 2017 and 2016, respectively. Our mortgage debts require monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows for our Federal National Mortgage Association, or FNMA, and Federal Home Loan Mortgage Corporation, or FMCC, mortgages require applicable FNMA and FMCC approval.
In September 2017, we prepaid one of our FNMA mortgage notes that had a principal balance of $13,105 and required interest at the contracted rate of 6.47% per annum. In connection with this prepayment, we recorded a gain of $143 on early extinguishment of debt, net of unamortized premiums and a prepayment penalty equal to 1% of the principal prepaid.

In December 2017, in connection with the sale of one of our senior living communities to SNH, we prepaid one of our FMCC mortgage notes that had a principal balance of $2,375 and required interest at the contracted rate of 6.36% per annum. In connection with this prepayment, we recorded a loss of $145 on early extinguishment of debt, net of unamortized discounts and a prepayment penalty equal to approximately 3% of the principal prepaid, which amount is included in the gain on sale of senior living communities in our consolidated statements of operations.

Principal payments due under the terms of the mortgage classified as held and used are as follows:

2018	$343
2019	365
2020	387
2021	413
2022	440
Thereafter	6,546
$8,494

Less: Unamortized net discount and debt issuance costs	$(306)
Total mortgage notes payable	$8,188

Less: Short term portion of mortgage notes payable	$(316)

Long term portion of mortgage notes payable	$7,872
As of December 31, 2017, we believe we were in compliance with all applicable covenants under our credit facility and mortgage debts.

9. Leases with SNH and HCP and Management Agreements with SNH

Senior Living Communities Leased from SNH. We are SNH’s largest tenant and SNH is our largest landlord. We leased 185 senior living communities from SNH as of December 31, 2017 and 2016. We lease senior living communities from SNH pursuant to five leases with SNH.

Under our leases with SNH, we pay SNH annual rent plus percentage rent equal to 4% of the increase in gross revenues at SNH’s senior living communities over base year gross revenues as specified in the applicable lease. Our obligation to pay percentage rent under Lease No. 5 commences in 2018. Our total annual rent payable to SNH was $207,026 as of December 31, 2017, excluding percentage rent. Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH in June 2016 described below, was $203,639 and $198,786 for the years ended December 31, 2017 and 2016, respectively, which amounts included $5,533 and $5,646, respectively, of percentage rent. As of December 31, 2017 and 2016, we had outstanding rent due and payable to SNH of $18,555 and $18,338, respectively, which are presented in due to related persons in our consolidated balance sheets. Under our leases with SNH, we have the option to extend the lease term for two consecutive 10 or 15 year terms. SNH has the right, in connection with a financing or other capital raising transaction, to reassign one or more of the communities covered by Lease No. 3 or Lease No. 5 to another of our long term lease agreements with SNH.

Our leases with SNH are “triple net” leases, which generally require us to pay rent and all property operating expenses, to indemnify SNH from liability which may arise by reason of its ownership of the properties, to maintain the properties at our expense, to remove and dispose of hazardous substances on the properties in compliance with applicable law and to maintain insurance on the properties for SNH’s and our benefit. In the event of any damage, or immaterial condemnation, of a leased property, we are generally required to rebuild with insurance or condemnation proceeds or, if such proceeds are insufficient, other amounts made available by SNH, if any, but if other amounts are made available by SNH, our rent will be increased accordingly.  In the event of any material or total condemnation of a leased property, the lease will terminate with respect to that leased property, in which event SNH will be entitled to the condemnation proceeds and our rent will be reduced accordingly.  In the event of any material or total destruction of a leased property, we may terminate the lease with respect to that leased property, in which event we are required to pay to SNH any shortfall in the amount of proceeds SNH receives from insurance compared to the replacement cost of that leased property and our rent will be reduced accordingly.
Under our leases with SNH, we may request that SNH purchase certain improvements to the leased communities in return for rent increases in accordance with a formula specified in the applicable lease; however, SNH is not obligated to purchase such improvements and we are not obligated to sell them to SNH. During the years ended December 31, 2017 and 2016, SNH purchased $39,800 and $21,437, respectively, of such improvements and our annual rent payable to SNH increased by $3,193 and $1,720, respectively, in accordance with the terms of the applicable leases. At December 31, 2017, our property and equipment balance included $1,702 of improvements of the type we typically request that SNH purchase for an increase in rent; however SNH is not obligated to purchase these improvements.
In September 2016, we and SNH sold a former SNF located in Wisconsin that was not classified as held for sale and our annual rent payable to SNH decreased by $25 as a result.
Since January 1, 2016, we and SNH added senior living communities to our leases with SNH and engaged in other transactions impacting our leases with SNH, as follows:

•
In June 2016, we entered a transaction agreement, or the 2016 Transaction Agreement, and related agreements with SNH pursuant to which we sold seven senior living communities to SNH, as further described below.

•
In September 2016, SNH acquired an additional living unit at a senior living community we lease from SNH located in Florida which was added to the lease for that senior living community, and our annual rent payable to SNH increased by $10 as a result.

•
In December 2016, we began leasing from SNH two senior living communities located in Illinois with a combined 126 living units which were added to one of our leases with SNH, and our annual rent payable to SNH increased by $1,400 as a result.

•
During the quarter ended June 30, 2017, we and SNH agreed to amend the applicable lease for certain construction, expansion and development projects at two senior living communities we lease from SNH. If and when we request that SNH purchase improvements related to these specific projects from us, our annual rent payable to SNH will increase by an amount equal to the interest rate then applicable to SNH’s borrowings under its revolving credit facility plus 2% per annum of the amount SNH purchased. This amount of increased rent will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, our annual rent payable to SNH will be revised to equal the amount otherwise determined pursuant to the capital improvement formula specified in the applicable lease.

•
In August 2017, we sold to SNH a land parcel adjacent to a senior living community located in Delaware that we lease from SNH for $750, excluding closing costs. This land parcel was added to the applicable lease and our annual minimum rent payable to SNH increased by $33 in accordance with the terms of that lease.

In June 2016, we entered the 2016 Transaction Agreement and related agreements with SNH. Pursuant to the 2016 Transaction Agreement, on June 29, 2016, we sold seven senior living communities to SNH for an aggregate purchase price of $112,350, and SNH simultaneously leased these communities back to us under the new long term Lease No. 5. Pursuant to Lease No. 5, we are required to pay SNH initial annual rent of $8,426, plus, beginning in 2018, percentage rent equal to 4% of the amount by which gross revenues, as defined in Lease No. 5, of each community exceeds gross revenues of such community in 2017. The initial term of Lease No. 5 expires on December 31, 2028, subject to our options to extend the term of Lease No. 5 for two consecutive 15 year terms.

In accordance with FASB ASC Topic 840, Leases, the June 2016 sale and leaseback transaction with SNH qualified for sale-leaseback accounting and we have classified Lease No. 5 as an operating lease. Accordingly, the carrying value of the senior living communities we sold to SNH of $29,706 was removed from our consolidated balance sheets, and the gain generated from the sale of $82,644 was deferred and is being amortized as a reduction of rent expense over the initial term of Lease No. 5. As of December 31, 2017, the short term portion of the deferred gain in the amount of $6,609 is presented in other current liabilities in our consolidated balance sheets, and the long term portion of $66,087 is presented separately in our consolidated balance sheets. We incurred transaction costs of approximately $750 in connection with the sale of these senior living communities to SNH, which amount was expensed in full during the year ended December 31, 2016.

Senior Living Communities Leased from HCP. As of December 31, 2017, we leased four senior living communities under one lease with HCP, Inc., or HCP. This lease is also a “triple net” lease which requires that we pay all costs incurred in the operation of the communities, including the cost of insurance and real estate taxes, maintaining the communities, and indemnifying the landlord for any liability which may arise from the operations during the lease term. Our lease with HCP contains a minimum annual escalator of 2%, but not greater than 4%, depending on increases in certain cost of living indexes and expires on April 30, 2028 and includes one 10 year renewal option.

The following table is a summary of our leases with SNH and with HCP as of December 31, 2017:

	Number of Properties	Annual Minimum Rent as of December 31, 2017	Current Expiration date	Remaining Renewal Options
1. Lease No. 1 for SNFs and independent and assisted living communities	83	$59,671	December 31, 2024	Two 15-year renewal options.
2. Lease No. 2 for SNFs and independent and assisted living communities	47	66,375	June 30, 2026	Two 10-year renewal options.
3. Lease No. 3 for independent and assisted living communities	17	35,649	December 31, 2028	Two 15-year renewal options.
4. Lease No. 4 for SNFs and independent and assisted living communities	29	35,477	April 30, 2032	Two 15-year renewal options.
5. Lease No. 5 for independent and assisted living communities	9	9,854	December 31, 2028	Two 15-year renewal options.
6. One HCP lease	4	2,706	April 30, 2028	One 10-year renewal option.
Totals	189	$209,732

The future minimum rents required by our leases as of December 31, 2017, are as follows:

2018	209,768
2019	209,823
2020	209,879
2021	209,936
2022	209,995
Thereafter	972,651
$2,022,052
Senior Living Communities Managed for the Account of SNH. We managed 70 and 68 senior living communities for the account of SNH as of December 31, 2017 and 2016, respectively, pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreement. We earned base management fees from SNH of $12,970 and $11,548 for the years ended December 31, 2017 and 2016, respectively. In addition, we earned incentive fees of $0 and $108 and fees for our management of capital expenditure projects at the communities we managed for the account of SNH of $845 and $432 for the years ended December 31, 2017 and 2016, respectively, which amounts are included in management fee revenue in our consolidated statements of operations.
We have pooling agreements with SNH that combine most of our management agreements with SNH that include assisted living units, or our AL Management Agreements. The pooling agreements combine various calculations of revenues and expenses from the operations of the applicable communities covered by such agreements. Our AL Management Agreements and the pooling agreements generally provide that we receive from SNH:

•	a management fee equal to either 3% or 5% of the gross revenues realized at the applicable communities,

•	reimbursement for our direct costs and expenses related to such communities,

•
an annual incentive fee equal to either 35% or 20% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to either 8% or 7% of its invested capital, or, in the case of certain of the communities, a specified amount plus 7% of its invested capital since December 31, 2015, and

•	a fee for our management of capital expenditure projects equal to 3% of amounts funded by SNH.

Pursuant to the 2016 Transaction Agreement, on June 29, 2016, we and SNH terminated three of our four then existing pooling agreements and entered 10 new pooling agreements, or the New Pooling Agreements, that combined all but two of our existing AL Management Agreements. Under the New Pooling Agreements, the calculations of our fees and of SNH’s annual minimum return related to AL Management Agreements that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements. However, for certain communities, the New Pooling Agreements reduced SNH’s annual minimum return to 7%, and also, with respect to certain of the communities, reset SNH’s annual minimum return as of January 1, 2016 to specified amounts. For AL Management Agreements that became effective from and after May 2015, the New Pooling Agreements increased our management fee from 3% to 5% of the gross revenues realized at the applicable community, and changed our annual incentive fee from 35% to 20% of the annual net operating income of the applicable community remaining after SNH realizes its requisite annual minimum return.
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
Our management agreements with SNH generally expire between 2030 and 2041, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. These management agreements also generally provide that we, in some cases, and SNH each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon certain change in control events affecting the other party, as defined in the applicable agreements, including the adoption of any stockholder proposal (other than a precatory proposal) with respect to the other party, or the election to the board of directors or trustees, as applicable, of the other party of any individual, if such proposal or individual was not approved, nominated or appointed, as the case may be, by a majority of the other party’s board of directors or board of trustees, as applicable, in office immediately prior to the making of such proposal or the nomination or appointment of such individual.
Since January 1, 2016, we began managing additional senior living communities of SNH, the terms of which are described below, and engaged in other transactions relevant to our management and pooling arrangements with SNH, as follows:

•	In April, May and July 2016, we began managing for the account of SNH three senior living communities located in North Carolina, Georgia and Alabama, respectively, with a combined 301 living units.

•
In December 2016, we began managing for the account of SNH five senior living communities located in Georgia with a combined 395 living units. In connection with our entering into these management agreements with SNH, we entered an additional pooling agreement with SNH on terms substantially consistent with those of the New Pooling Agreements described above.

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

•
During the quarter ended June 2017, we and SNH agreed to amend the applicable management and pooling agreements for a construction, expansion and development project at a senior living community that SNH owns and that is managed by us. SNH’s minimum return on invested capital for this specific project will increase by an amount equal to the interest rate then applicable to its borrowings under its revolving credit facility plus 2% per annum. This amount of increased minimum return will apply until 12 months after a certificate of occupancy is issued with respect to the project; thereafter, the amount of annual minimum return on invested capital will be revised to equal the amount otherwise determined pursuant to the applicable management and pooling agreements. We and SNH also agreed that the commencement of the measurement period for determining whether the specified annual minimum return under the applicable management and pooling agreements has been achieved will be deferred until 12 months after a certificate of occupancy is issued with respect to the project.

•	In November 2017, we entered a transaction agreement, or the 2017 Transaction Agreement, with SNH pursuant to which we agreed to sell six senior living communities to SNH, as further described below.

In November 2017, we entered the 2017 Transaction Agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH. The aggregate sales price for these six senior living communities is $104,367, including $2,375 of mortgage debt that we prepaid with proceeds in December 2017 in connection with the sale of one senior living community and SNH’s assumption of, as of December 31, 2017, approximately $33,537 of mortgage debt principal secured by certain of these senior living communities and excluding closing costs. Pursuant to the 2017 Transaction Agreement, we also agreed that, as we sell these communities, we and SNH would enter new management agreements for us to manage these senior living communities for SNH and the new management agreements would be combined pursuant to two new pooling agreements to be entered between us and SNH.

In December 2017, January 2018 and February 2018, we sold to, and began managing for the account of, SNH four of these senior living communities and in connection with those sales, we entered management agreements with SNH for each of these senior living communities and two new pooling agreements with SNH. Pursuant to the terms of the management and pooling agreements for five of these senior living communities, SNH will pay us a management fee equal to 5% of the gross revenues realized at these communities plus reimbursement for our direct costs and expenses related to our operation of these communities, as well as an annual incentive fee equal to 20% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to 7% of its invested capital for these senior living communities. The terms of the management and pooling agreements for one of these senior living communities that is subject to an ongoing construction, expansion and development project are substantially the same as the terms of the management and pooling agreements for the other five senior living communities, except that SNH’s annual minimum return on invested capital related to the ongoing construction, expansion and development project at this community will be an amount equal to the interest rate then applicable to its borrowings under its revolving credit facility plus 2% per annum. This amount of minimum return will apply until the earlier of 12 months after a certificate of occupancy is issued with respect to the project and the third anniversary of our sale of this community; thereafter, the amount of annual minimum return on invested capital related to this project will be 7% of SNH’s invested capital. Also pursuant to the terms of the management and pooling agreements for these senior living communities, SNH will pay us a fee for our management of capital expenditure projects at these senior living communities equal to 3% of amounts funded by SNH. The terms of these management and pooling agreements will expire in 2041 and will be subject to automatic renewals, unless earlier terminated or timely notices of nonrenewal are delivered. The remaining sales under the 2017 Transaction Agreement are expected to occur as third party approvals are received by the end of the first half of 2018. These sales are subject to conditions, including SNH's assumption of the mortgage debt relating to those properties and receipt of any applicable regulatory approvals. The conditions to these sales may not be met and some or all of these sales may not be completed, may be delayed or the terms of these sales or the management and pooling agreements for these communities may change.

In accordance with FASB ASC Topic 360, Property, Plant and Equipment, or ASC 360, the six senior living communities we have agreed to sell to, and manage for the account of, SNH as described above have met the conditions to be classified as held for sale in November of 2017. The carrying value at that time for these six senior living communities was $53,743 and consisted primarily of property, plant and equipment, net of mortgage debt, net of mortgage discounts or premiums, of $37,084. The carrying value at December 31, 2017 for the four senior living communities we had yet to sell was $24,299 and consisted primarily of property, plant and equipment, net of mortgage debt, net of mortgage discounts or premiums, of $34,781, which are all presented separately on our consolidated balance sheets as held for sale. These six senior living communities generated income (loss) from continuing operations before income taxes of $1,684 and $(44) for the years ended December 31, 2017 and 2016, respectively, excluding the gain on sale of the communities.
In December 2017, we sold two of the six senior living communities for an aggregate sales price of $39,150. These two senior living communities had an aggregate carrying value of $29,444, net of mortgage debt, which itself was net of a mortgage discount, of $2,303. In accordance with ASC 360, these transactions qualify as real estate sales and the gains on the transactions were recognized immediately in accordance with the full accrual method as a result of the lack of continuing involvement by us in the ownership of the senior living communities after closing. The carrying value of the senior living communities was not included in our consolidated balance sheets, and the gain generated from the sale of $7,258, is presented separately on our consolidated statements of operations.
In January and February 2018, we sold two additional senior living communities for an aggregate sales price of $41,917. These two senior living communities had an aggregate carrying value of $19,425, net of mortgage debt, net of a mortgage premium, of $17,356, all of which was assumed by SNH. These transactions are accounted for in accordance with ASU No. 2014-09, in particular Topic 610 and related ASUs, effective with the adoption of these new ASUs on January 1, 2018. Under these new ASUs, the income recognition for real estate sales is largely based on the transfer of control versus continuing involvement. We expect to record a gain in 2018 resulting from the sale of these two senior living communities of approximately $5,850.
We expect to complete the sale of the remaining two senior living communities by the end of the first half of 2018 for an aggregate purchase price of $23,300. At December 31, 2017, the carrying value of these two senior living communities was $4,874, net of mortgage debt, net of a mortgage premium, of $17,425, all of which is expected to be assumed by SNH in connection with these sales. In addition, in December 2017, we recorded a long lived asset impairment charge at one of these senior living communities of $1,584 to reduce the carrying value of that community to its estimated fair value, less costs to sell.

Also in November 2017, we amended our preexisting pooling agreements with SNH, among other things, to provide that, with respect to SNH’s right to terminate all of the management agreements covered by a preexisting pooling agreement if it does not receive its annual minimum return under such agreement in each of three consecutive years, the commencement year for the measurement period for determining whether the specified annual minimum return under the applicable pooling agreement has been achieved will be 2017.
In addition to management services, we also provide certain other services to residents at some of the senior living communities we manage for SNH, such as rehabilitation services. At senior living communities we manage for the account of SNH where we provide rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation services. At senior living communities we manage for the account of SNH where we provide both inpatient and outpatient rehabilitation services, SNH generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $7,525 and $7,707 for the years ended December 31, 2017 and 2016, respectively, for rehabilitation services we provided at senior living communities we manage for the account of SNH and that are payable by SNH. These amounts are included in senior living revenue in our consolidated statements of operations for those periods.

D&R Yonkers LLC. In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns and we manage that is located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC. D&R Yonkers LLC is owned by our Chief Financial Officer and Treasurer and SNH’s president and chief operating officer. We manage this part of the community pursuant to a long term management agreement with D&R Yonkers LLC under which we earn a management fee equal to 3% of the gross revenues realized at that part of the community and no incentive fee is payable to us. Our management agreement with D&R Yonkers LLC expires on August 31, 2022, and is subject to renewal for eight consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered. Pursuant to our management agreement with D&R Yonkers LLC, we earned management fees of $265 and $262 for the years ended December 31, 2017 and 2016, respectively, which are included in management fee revenue in our consolidated statements of operations.

10. Shareholders’ Equity
We have common shares available for issuance under the terms of our equity compensation plan adopted in 2014, or the 2014 Plan. We issued 590,600 and 569,400 of our common shares in 2017 and 2016, respectively, to our Directors, officers and others who provide services to us. We valued these shares based upon the closing price of our common shares on the applicable stock exchange on which our common shares were listed on the dates of grant, or $920 in 2017, based on a $1.56 weighted average share price and $1,373 in 2016, based on a $2.41 weighted average share price. Shares issued to Directors vest immediately; one fifth of the shares issued to our officers and others (other than our Directors) vest on the date of grant and on the four succeeding anniversaries of the date of grant. Our unvested common shares totaled 931,920 and 836,010 as of the years ended December 31, 2017 and 2016, respectively. Share based compensation expense is recognized ratably over the vesting period and is included in general and administrative expenses in our consolidated statements of operations. We recorded share based compensation expense of $1,094 and $1,194 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the estimated future stock compensation expense for unvested shares was $1,954 based on the grant date closing share price for awards granted to our officers and others, and based on the closing share price of $1.50 on December 31, 2017 for awards granted to certain non-employees. The weighted average period over which stock compensation expense will be recorded is approximately 2 years. As of December 31, 2017, 2,885,720 of our common shares remain available for issuance under the 2014 Plan.
In 2017 and 2016, employees and officers of us or The RMR Group LLC, or RMR LLC, who were recipients of our share awards were permitted to elect to have us withhold the number of their then vesting common shares with a fair market value sufficient to fund the minimum required tax withholding obligations with respect to their vesting share awards in satisfaction of those tax withholding obligations. During 2017 and 2016, we acquired through this share withholding process 41,823 and 34,999, respectively, common shares with an aggregate value of approximately $66 and $86, respectively, which is reflected as an increase to accumulated deficit in our consolidated balance sheets.

In January 2018, we purchased 2,885 of our common shares valued at $1.50 per common share, the closing price of our common shares on Nasdaq on that day, from a former employee of RMR LLC in satisfaction of the withholding and payment obligations in connection with the vesting of awards of our common shares.

On March 20, 2018, in connection with the election of Adam Portnoy as our Managing Director, we granted 12,500 of our common shares valued at $1.35 per common share, the closing price of our common shares on Nasdaq on that day, to Mr. Portnoy as part of his annual compensation. For further information regarding this election, see “Other Information” in Part II, Item 9B of this Annual Report on Form 10-K.

11. Dispositions
In November 2017, we entered the 2017 Transaction Agreement with SNH, pursuant to which we agreed to sell six senior living communities to SNH. In December 2017, January 2018 and February 2018, we sold to, and began managing for the account of, SNH four of these senior living communities and in connection with those sales, we entered management agreements with SNH for each of these senior living communities and two new pooling agreements with SNH. We expect to enter management and pooling agreements with SNH concurrent with the sales of the remaining two senior living communities. The remaining sales under the 2017 Transaction Agreement are expected to occur as third party approvals are received by the end of the first half of 2018. The conditions to these sales may not be met and some or all of these sales may not be completed, may be delayed or the terms of these sales or the management and pooling agreements for these communities may change.
In August 2017, we sold to, and simultaneously leased back from, SNH a land parcel adjacent to a senior living community we lease from SNH. See Notes 9 and 16 for further information regarding this and other transactions with SNH.

In September 2016, we sold an assisted living community we owned which was classified as held for sale.

In June 2016, we entered the 2016 Transaction Agreement with SNH pursuant to which, among other things, we sold seven senior living communities to SNH and SNH simultaneously leased these communities back to us under Lease No. 5.

See Notes 9, 12 and 16 for more information regarding these and other transactions with SNH.

12. Discontinued Operations
In September 2016, we sold an assisted living community we owned with 32 living units located in Alabama for $225, excluding closing costs. We recorded long lived asset impairment charges totaling $112 for the year ended December 31, 2016 to reduce the carrying value of this community to its estimated fair value, less costs to sell. As of December 31, 2017, we have no senior living communities classified as held for sale and in discontinued operations.

Below is a summary of the operating results of these discontinued operations included in the consolidated financial statements for the year ended December 31, 2016, we had no operating results from discontinued operations for the year ended December 31, 2017:

Year Ended December 31,
2016
Revenues	$932
Expenses	(500)
Impairment on discontinued assets	(112)
Provision for income taxes	(126)
Income from discontinued operations, net of tax	$194

13. Off Balance Sheet Arrangements

Certain of our assets, related to our operation of 17 communities we lease from SNH were pledged as collateral for SNH’s borrowings from its lender, FNMA. On April 28, 2017, SNH prepaid those borrowings and, as a result, our pledge of assets was released. As of December 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In July 2017, as a result of our compliance program to review records related to our Medicare billing practices, we became aware of certain potential inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we have made a voluntary disclosure of deficiencies to the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted supplemental disclosures to the OIG in December 2017 and March 2018. At December 31, 2017, we accrued an estimated revenue reserve of $888 for historical Medicare payments we received that we expect to repay as a result of these deficiencies. In addition, we have recorded expense for additional costs we incurred or expect to incur, including estimated OIG imposed penalties, as a result of this matter totaling

$658 to other senior living operating expenses in our consolidated statements of operations for the year ending December 31, 2017, all of which is accrued and not paid at December 31, 2017.

Further, as previously disclosed, and also as a result of our compliance program to review medical records related to our Medicare billing practices, during 2014, we discovered potentially inadequate documentation and other issues at one of our leased SNFs. As a result of these discoveries, in February 2015, we made a voluntary disclosure of deficiencies to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol. We completed our investigation and assessment of these matters and submitted a final supplemental disclosure to the OIG in May 2015. In June 2016, we settled this matter with the OIG and agreed to pay approximately $8,600 in exchange for a customary release but, did not admit any liability. We previously accrued a total liability of $10,100 related to this matter, all of which was accrued at December 31, 2015.  As a result of the accrued liability exceeding the final settlement amount, we recorded an increase to earnings in our results of operations for the year ended December 31, 2016 of approximately $1,500. Of the total increase to earnings, $1,000 was recorded as an increase to senior living revenue and $500 as a decrease to other senior living operating expenses in our consolidated statements of operations consistent with the classification of the original charges.

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19,200, which consisted of $2,500 for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered with the plaintiff, $7,250 was paid to the plaintiff, of which $3,021 was paid by our then liability insurer and the balance by us. We recorded a $4,229 charge for the year ended December 31, 2015 for the net settlement amount we paid. In September 2017, pursuant to an agreement we entered with our former liability insurer to settle litigation we had commenced against it, our former liability insurer paid us an additional $800 related to our settlement of the Arizona litigation matter and we recorded a decrease to other senior living operating expenses in our consolidated statements of operations consistent with the classification of the original charge.

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
Fees. We pay RMR LLC an annual business management fee equal to 0.6% of our revenues. Revenues are defined as our total revenues from all sources reportable under U.S. generally accepted accounting principles, or GAAP, less any revenues reportable by us with respect to communities for which we provide management services plus the gross revenues at those communities determined in accordance with GAAP. Pursuant to our business management agreement, we recognized business management fees of $9,316 and $8,932 for the years ended December 31, 2017 and 2016, respectively.
Term and Termination. The current term of our business management agreement ends on December 31, 2018 and automatically renews for successive one year terms unless we or RMR LLC gives notice of nonrenewal before the end of an applicable term. RMR LLC may terminate our business management agreement upon 120 days’ written notice, and we continue to have the right to terminate our business management agreement upon 60 days’ written notice, subject to approval by a majority vote of our Independent Directors. If we terminate or elect not to renew our business management agreement other than for cause, as defined, we are obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Under our business management agreement, we reimburse RMR LLC for our allocable costs for our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $276 and $235 for the years ended December 31, 2017 and 2016, respectively. These amounts are included in general and administrative expenses in our consolidated statements of operations for these periods.
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

16. Related Person Transactions
 SNH. We were formerly 100% owned subsidiary of SNH until SNH distributed our common shares to its shareholders in 2001. SNH is currently one of our largest stockholders, owning, as of December 31, 2017, 4,235,000 of our common shares, or 8.4% of our outstanding common shares. SNH is our largest landlord and we manage certain senior living communities for SNH.

One of our Managing Directors, Adam Portnoy, is a managing trustee of SNH. Our Chief Financial Officer and Treasurer was formerly SNH’s chief financial officer and treasurer. RMR LLC provides management services to both us and SNH. The RMR Group Inc., or RMR Inc., the managing member of RMR LLC, is controlled by Adam Portnoy as the current sole trustee of ABP Trust. SNH’s executive officers are officers of RMR LLC. Our President and Chief Executive Officer, Chief Financial Officer and Treasurer, and Senior Vice President and General Counsel are officers of RMR LLC.
In order to effect SNH’s distribution of our common shares to its shareholders in 2001 and to govern our relations with SNH thereafter, we entered agreements with SNH and others, including RMR LLC. Since then, we have entered various leases, management agreements and other agreements with SNH that include provisions that confirm and modify these undertakings. Among other things, these agreements provide that:

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

Senior Living Communities Leased From or Managed For SNH. As of December 31, 2017 and 2016, we leased 185 senior living communities from SNH, pursuant to five leases, and we managed 70 and 68 senior living communities for the account of SNH, respectively. See Note 9 for more information regarding our leases and management arrangements with SNH.
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
Our Manager, RMR LLC. RMR LLC provides business management services to us pursuant to our business management agreement. We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. RMR LLC is a majority owned subsidiary of RMR Inc. ABP Trust is the controlling shareholder of RMR Inc. One of our Managing Directors, Adam Portnoy, is the current sole trustee of, and owns beneficial interest in, ABP Trust. Our former Managing Director, Barry Portnoy, served as a trustee and owned a majority of the beneficial interest in ABP Trust. ABP Acquisition LLC, our largest stockholder, is a subsidiary of ABP Trust. Adam Portnoy is a managing director and an officer and, as the current sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is an officer of RMR LLC. Adam Portnoy, as the current sole trustee of ABP Trust, beneficially owns all the class A membership units of RMR LLC. Barry Portnoy served as our Managing Director and a managing director and an officer of RMR Inc. and an officer of RMR LLC until his death on February 25, 2018. Bruce J. Mackey Jr., our President and Chief Executive Officer, Richard A. Doyle, our Chief Financial Officer and Treasurer, and Katherine E. Potter, our Senior Vice President and General Counsel, are officers and employees of RMR LLC. Our Independent Directors also serve as independent directors or independent trustees of other companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as a managing director or managing trustee of all of the public companies to which RMR LLC or its subsidiaries provide management services and, until his death, Barry Portnoy served as a managing director or managing trustee of all of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services. See Note 15 for more information regarding our relationship with RMR LLC.

Share Awards to RMR LLC Employees. We have historically granted share awards to certain RMR LLC employees who are not also Directors, officers or employees of us under our equity compensation plans. During the years ended December 31, 2017 and 2016, we granted to certain employees of RMR LLC who were not also Directors, officers or employees of us annual share awards of 92,800 and 87,000 of our common shares, respectively, valued at $139 and $213, respectively, based upon the closing price of our common shares on the applicable stock exchange on which our common shares were listed on the dates of grant. One fifth of these awards vested on the applicable grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These awards to such RMR LLC employees are in addition to the fees we paid to RMR LLC and the share awards granted to our Directors, officers and employees. During these periods we purchased some of our common shares from certain employees of RMR LLC who are not also Directors, officers or employees of us in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 10 for further information regarding these purchases.
ABP Trust. We lease our headquarters from a subsidiary of ABP Trust, which is the indirect controlling shareholder of RMR LLC and which is controlled by its current sole trustee, Adam Portnoy, one of our Managing Directors. Our headquarters lease currently requires us to pay annual rent of $944, which amount is subject to fixed increases. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $1,633 and $1,796 for the years ended December 31, 2017 and 2016, respectively.
Tender Offer for Our Common Shares. On October 2, 2016, our Board of Directors granted a conditional exception from certain ownership limitations under our organizational documents, SNH granted certain consents and waivers under its leases, management or other agreements with us and our lenders granted certain consents and waivers under the agreement governing our prior credit facility that allowed Adam Portnoy, Barry Portnoy, one of our then Managing Directors, and certain of their related persons, or collectively, the ABP Parties, to acquire, subject to the satisfaction of specified conditions, in aggregate up to 38% of our issued and outstanding common shares, subject to certain limitations. On November 10, 2016, ABP Acquisition LLC, a wholly owned subsidiary of ABP Trust, which is controlled by its current sole trustee, Adam Portnoy, completed the acquisition of 17,999,999 of our common shares at a purchase price of $3.00 per share pursuant to a tender offer.
In connection with the ABP Parties’ request that our Board of Directors grant the required exceptions and approvals, on October 2, 2016, we entered a Consent, Standstill, Registration Rights and Lock-Up Agreement, or the Standstill and Lock-Up Agreement, with the ABP Parties, which, among other things, stipulated conditions to the effectiveness of the granting of those exceptions and approvals.
Under the Standstill and Lock-Up Agreement, the ABP Parties each agreed not to transfer, except for certain permitted transfers as provided for therein, any of our common shares acquired after October 2, 2016, including our common shares acquired in the tender offer but not including our common shares issued to Barry Portnoy or Adam Portnoy under our equity compensation plans, for a lock-up period that ends on the earlier of (1) the 10 year anniversary of the Standstill and Lock-Up Agreement, (2) January 1st of the fourth calendar year after our first taxable year to which no then existing net operating loss or certain other tax benefits may be carried forward by us, but no earlier than January 1, 2022, (3) the date that we enter a definitive binding agreement for a transaction that, if consummated, would result in a change of control of us, (4) the date that our Board of Directors otherwise approves and recommends that our stockholders accept a transaction that, if consummated, would result in a change of control of us; and (5) the consummation of a change of control of us.
Under the Standstill and Lock-Up Agreement, the ABP Parties each agreed, for a period of 10 years, not to engage in certain activities involving us without the approval of our Board of Directors, including not to (1) effect or seek to effect any tender or exchange offer, merger, business combination, recapitalization, restructuring, liquidation or other extraordinary transaction involving us, other than the acquisition by the ABP Parties, in aggregate, of up to 18,000,000 of our common shares prior to March 31, 2017, or solicit any proxies to vote any of our voting securities, (2) deposit our common shares or other voting securities in a voting trust or subject our common shares to a voting agreement or other arrangement with respect to the voting of such common shares; (3) publicly request that we amend or waive any provision of the Standstill and Lock-Up Agreement; (4) take any action which would reasonably be expected to result in us making a public announcement regarding any of the types of matters set forth above; or (5) encourage, assist or enter any discussions or arrangements with any third party with respect to any of the foregoing. These provisions do not restrict activities taken by an individual in her or his capacity as a director, officer or employee of us.

The Standstill and Lock-Up Agreement also provides the ABP Parties with certain demand and piggy-back registration rights that they may exercise at any time after the lock-up period described above, subject to specified terms and conditions.

As of December 31, 2017, Barry Portnoy and Adam Portnoy beneficially owned in aggregate 18,382,121 of our common shares, representing 36.4% of our outstanding common shares.

In connection with the tender offer, Standstill and Lock-Up Agreement and related matters, we incurred various legal and other expenses that were reimbursed to us by the ABP Parties under the Standstill and Lock-up Agreement. These fees in 2016 totaled $438 and are recorded in general and administrative expenses in our consolidated statements of operations as an offset to the original expense.
AIC. We, ABP Trust, SNH and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts, and are parties to a shareholders agreement regarding AIC.
All of our Directors and almost all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.

We and the other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $4,329 and $4,595 in connection with this insurance program for the policy years ending June 30, 2018 and 2017, respectively, which amount for the current policy year ending June 30, 2018 may be, and in the prior policy years were, adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

As of December 31, 2017 and 2016, our investment in AIC had a carrying value of $8,185 and $7,116, respectively. These amounts are presented as an equity investment in our consolidated balance sheets. We recognized income of $608 and $137 related to our investment in AIC for the years ended December 31, 2017 and 2016, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned and held for sale by AIC of $461 and $152 related to our investment in AIC for the years ended December 31, 2017 and 2016, respectively.

Directors’ and Officers’ Liability Insurance. We, RMR Inc. and certain other companies to which RMR LLC or its subsidiaries provide management services, including SNH, participate in a combined directors’ and officers’ liability insurance policy. The combined policy expires in September 2019. We paid aggregate premiums of $151 and $217 in 2017 and 2016, respectively, for these policies.

17. Employee Benefit Plans
We have an employee savings plan under the provisions of Section 401(k) of the IRC. All of our employees are eligible to participate in our plan and are entitled upon termination or retirement to receive their vested portion of the plan assets. We match a certain amount of employee contributions. We also pay certain expenses related to our plan. Expenses for our plan, including our contributions, were $1,211 and $989 for the years ended December 31, 2017 and 2016, respectively, of which $1,041 and $826, respectively, was recorded to senior living wages and benefits in our consolidated statements of operations and $170 and $163, respectively, was recorded to general and administrative expenses in our consolidated statements of operations.

18. Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2017 and 2016:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$350,689	$350,025	$347,101	$348,291
Operating loss	(6,069)	(7,613)	(5,930)	(3,442)
Net loss from continuing operations	(6,787)	(6,506)	(6,603)	(1,006)
Net loss	(6,787)	(6,506)	(6,603)	(1,006)
Net loss per common share—Basic and diluted	$(0.14)	$(0.13)	$(0.13)	$(0.02)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$344,212	$342,933	$344,711	$346,252
Operating loss	(754)	(3,528)	(6,095)	(5,595)
Net loss from continuing operations	(2,311)	(7,900)	(5,844)	(5,952)
Net loss	(2,623)	(7,666)	(5,897)	(5,627)
Net loss per common share—Basic and diluted	$(0.06)	$(0.16)	$(0.12)	$(0.11)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
By:	/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr. President and Chief Executive Officer

Dated: March 21, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce J. Mackey Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2018
Bruce J. Mackey Jr.
/s/ Richard A. Doyle	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)	March 21, 2018
Richard A. Doyle
/s/ Adam D. Portnoy	Managing Director	March 21, 2018
Adam D. Portnoy
/s/ Gerard M. Martin	Managing Director	March 21, 2018
Gerard M. Martin
/s/ Bruce M. Gans	Independent Director	March 21, 2018
Bruce M. Gans
/s/ Barbara D. Gilmore	Independent Director	March 21, 2018
Barbara D. Gilmore
/s/ Donna D. Fraiche	Independent Director	March 21, 2018
Donna D. Fraiche