Form 10-Q
period 2018-03-31
FIVE STAR SENIOR LIVING INC.
filed 2018-05-15
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No   ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of May 14, 2018:  50,536,924.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
MARCH 31, 2018

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.   Financial Information
Item 1.  Condensed Consolidated Financial Statements

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$31,186	$26,255
Accounts receivable, net of allowance of $4,779 and $3,572 at March 31, 2018 and December 31, 2017, respectively	38,134	38,673
Due from related persons	9,367	4,774
Investments, of which $5,339 and $7,310 are restricted at March 31, 2018 and December 31, 2017, respectively	20,396	22,524
Restricted cash	19,874	20,747
Prepaid expenses and other current assets	24,041	25,132
Assets held for sale	22,352	59,080
Total current assets	165,350	197,185

Property and equipment, net	252,066	251,504
Equity investment of an investee	8,136	8,185
Restricted cash	1,654	1,476
Restricted investments	11,334	10,758
Other long term assets	6,598	6,800
Total assets	$445,138	$475,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable and accrued expenses	69,683	74,734
Accrued compensation and benefits	41,019	37,893
Due to related persons	18,802	18,683
Mortgage notes payable	322	316
Accrued real estate taxes	11,407	11,801
Security deposits and current portion of continuing care contracts	3,929	4,073
Other current liabilities	33,910	36,361
Liabilities held for sale	17,320	34,781
Total current liabilities	196,392	218,642

Long term liabilities:
Mortgage notes payable	7,789	7,872
Accrued self insurance obligations	34,612	33,082
Deferred gain on sale and leaseback transaction	64,434	66,087
Other long term liabilities	5,148	5,231
Total long term liabilities	111,983	112,272

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 50,536,924 and 50,524,424 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	505	505
Additional paid in capital	361,153	360,942
Accumulated deficit	(227,331)	(220,489)
Accumulated other comprehensive income	2,436	4,036
Total shareholders’ equity	136,763	144,994
	$445,138	$475,908
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Senior living revenue	$274,525	$282,431
Management fee revenue	3,622	3,563
Reimbursed costs incurred on behalf of managed communities	67,370	64,695
Total revenues	345,517	350,689

Operating expenses:
Senior living wages and benefits	136,169	138,312
Other senior living operating expenses	73,777	73,287
Costs incurred on behalf of managed communities	67,370	64,695
Rent expense	52,245	51,231
General and administrative expenses	19,963	19,537
Depreciation and amortization expense	8,860	9,486
Gain on sale of senior living communities	(5,684)	—
Long lived asset impairment	—	210
Total operating expenses	352,700	356,758

Operating loss	(7,183)	(6,069)

Interest, dividend and other income	167	184
Interest and other expense	(703)	(978)
Unrealized loss on equity investments	(50)	—
Realized gain on sale of debt and equity investments, net of tax	32	39

Loss before income taxes and equity in earnings of an investee	(7,737)	(6,824)
Provision for income taxes	(256)	(91)
Equity in earnings of an investee, net of tax	44	128
Net loss	(7,949)	(6,787)

Weighted average shares outstanding—basic and diluted	49,594	49,162

Net loss per share—basic and diluted	$(0.16)	$(0.14)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net loss	$(7,949)	$(6,787)
Other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(397)	272
Equity in unrealized (loss) gain of an investee, net of tax	(93)	122
Realized gain on investments reclassified and included in net loss, net of tax	(3)	(39)
Other comprehensive income	(493)	355
Comprehensive loss	$(8,442)	$(6,432)
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,949)	$(6,787)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	8,860	9,486
Gain on sale of senior living communities	(5,684)	—
Unrealized loss on equity investments	50	—
Realized gain on sale of debt and equity investments	(32)	(39)
Loss on disposal of property and equipment	—	44
Long lived asset impairment	—	210
Equity in earnings of an investee	(44)	(128)
Stock based compensation	211	225
Provision for losses on receivables	1,761	861
Amortization of deferred gain on sale and leaseback transaction	(1,653)	(1,652)
Other noncash expense (income) adjustments, net	246	(91)
Changes in assets and liabilities:
Accounts receivable	(1,222)	(2,748)
Prepaid expenses and other assets	1,123	564
Accounts payable and accrued expenses	(4,971)	(3,835)
Accrued compensation and benefits	3,126	4,646
Due from related persons, net	(4,511)	6,953
Other current and long term liabilities	(1,513)	(1,156)
Cash (used in) provided by operating activities	(12,202)	6,553

Cash flows from investing activities:
Acquisition of property and equipment	(9,639)	(18,241)
Purchases of investments	(300)	(571)
Proceeds from sale of property and equipment	—	8,082
Proceeds from sale of communities	25,141	—
Proceeds from sale of investments	1,425	2,055
Cash provided by (used in) investing activities	16,627	(8,675)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	—	5,000
Repayments of borrowings on revolving credit facility	—	(5,000)
Repayments of mortgage notes payable	(189)	(343)
Payment of deferred financing fees	—	(1,840)
Cash used in financing activities	(189)	(2,183)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	1,027
Net cash flows provided by discontinued operations	—	1,027

Change in cash and cash equivalents and restricted cash	4,236	(3,278)
Cash and cash equivalents and restricted cash at beginning of period	48,478	33,576
Cash and cash equivalents and restricted cash at end of period	$52,714	$30,298

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$31,186	$13,712
Restricted cash	21,528	16,586
Cash and cash equivalents and restricted cash at end of period	$52,714	$30,298

Supplemental cash flow information:
Cash paid for interest	$563	$927
Cash paid for income taxes, net	$348	$163

Non-cash activities:
Real estate sale	$16,776	$—
Mortgage notes assumed by purchaser in real estate sale	$16,776	$—
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Note 1.  Basis of Presentation and Organization

General

The accompanying condensed consolidated financial statements of Five Star Senior Living Inc. and its subsidiaries, or we, us or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation.

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs.  As of March 31, 2018, we operated 283 senior living communities located in 32 states with 31,787 living units, including 253 primarily independent and assisted living communities with 29,185 living units and 30 SNFs with 2,602 living units.  As of March 31, 2018, we owned and operated 22 of these senior living communities (2,259 living units), we leased and operated 189 of these senior living communities (20,270 living units) and we managed 72 of these senior living communities (9,258 living units).  Our 283 senior living communities, as of March 31, 2018, included 10,741 independent living apartments, 16,177 assisted living suites and 4,869 SNF units. The foregoing numbers exclude living units categorized as out of service.

Segment Information

We have two operating segments: (i) senior living community and (ii) rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment, we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or ASC, Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, under the modified retrospective approach applied to certain contracts which were not completed as of December 31, 2017 using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within that portfolio. This approach will also be used for future contract modifications, if any. The five step model defined by ASC Topic 606 requires us to (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. Our adoption of ASC Topic 606 did not result in an adjustment to our retained earnings and did not have a material impact on the amount and timing of our revenue recognition for the three months ending March 31, 2018.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

A substantial portion of our revenue relates to contracts with residents for housing services that are generally short term in nature and fall under FASB ASC Topic 840, Leases, or ASC Topic 840, which are specifically excluded from the scope of ASC Topic 606. Our contracts with residents and other customers that are within the scope of ASC Topic 606 are also generally short term in nature. We have determined that services performed under those contracts are considered one performance obligation in accordance with ASC Topic 606 as such services are regarded a series of distinct events with the same timing and pattern of transfer to the resident or customer. Revenue is recognized for those contracts when our performance obligation is satisfied by transferring control of the service provided to the resident or customer, which is generally when the services are provided over time.

Senior Living Revenue. Resident fees at our independent living and assisted living communities consist of regular monthly charges for basic housing and support services and fees for additional requested services, such as assisted living services, personalized health services and ancillary services. Fees are specified in our agreements with residents, which are generally short term (30 days to one year), with regular monthly charges billed in advance. Funds received from residents in advance of services being provided are not material to our consolidated financial statements. Some of our senior living communities require payment of an entrance fee in advance of a resident moving into the community; substantially all of these community fees are non-refundable and are initially recorded as deferred revenue and included in other current liabilities in our consolidated balance sheets. These deferred amounts then are amortized on a straight line basis into revenue over the term of the resident agreement. Revenue recorded and deferred in connection with community fees is not material to our consolidated financial statements. A substantial portion of our senior living revenue related to housing services falls under ASC Topic 840, and is recorded on a straight line basis over the term of the resident agreement. Revenue for additional requested services is recognized in accordance with ASC Topic 606 and measured based on the consideration specified in the resident agreement and is recorded when the services are provided.

In our SNFs and certain of our independent and assisted living communities where we provide SNF services, we are paid fixed daily rates from governmental and contracted third party payers, and we charge a predetermined fixed daily rate for private pay residents. These fixed daily rates and certain other fees are billed monthly in arrears. Although there are complex regulatory compliance rules governing fixed daily rates, we have no episodic payments or capitation arrangements. We currently use the “most likely amount” technique to estimate revenue in accordance with ASC Topic 606, although rates are generally known and considered fixed prior to services being performed, whether included in the resident agreement or contracted with governmental or third party payers. Rate adjustments from Medicare or Medicaid are recorded when known (without regard to when the assessment is paid or withheld), and subsequent adjustments to these amounts are recorded in revenues when known. Billings under certain of these programs are subject to audit and possible retroactive adjustment, and related revenue is recorded at the amount we ultimately expect to receive, which is inclusive of the estimated retroactive adjustments or refunds, if any, under reimbursement programs. Retroactive adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Revenue is recognized when performance obligations are satisfied by transferring control of the service provided to the resident, which is generally when services are provided over the duration of care. We derived approximately 23.6% and 23.1% of our senior living revenues for the three months ended March 31, 2018 and 2017, respectively, from payments under Medicare and Medicaid programs.

Management Fee Revenue and Reimbursed Costs Incurred on Behalf of Managed Communities. We manage senior living communities for the account of Senior Housing Properties Trust, or, together with its subsidiaries, SNH, pursuant to long term management agreements which provide for periodic management fee payments to us and reimbursement for our direct costs and expenses related to such communities. Management fees are determined by an agreed upon percentage of gross revenues (as defined) and recognized in accordance with ASC Topic 606 in the same period that we provide the management services to SNH, generally monthly. FASB Accounting Standards Update, or ASU, No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which we adopted effective January 1, 2018, clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Where we are the primary obligor and therefore control the transfer of the goods and services with respect to any such operating expenses incurred in connection with the management of these communities, we recognize revenue when the goods have been delivered or the service has been rendered and we are due to be reimbursed from SNH. Such revenue is included in reimbursed costs incurred on behalf of managed communities in our consolidated statements of operations. The related costs are included in costs incurred on behalf of managed communities in our consolidated statements of operations. Amounts due from SNH related to management fees and reimbursed costs incurred on behalf of managed communities are included in due from related persons in our consolidated balance sheets.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

The following table presents revenue disaggregated by type of contract and payer:

Three Months Ended March 31, 2018
Leasing revenue (1)	162,106
Revenue from contracts with customers:
Medicare and Medicaid programs (1)	64,603
Additional requested services, and private pay and other third party payer SNF services (1)	47,816
Management fee revenue	3,622
Reimbursed costs incurred on behalf of managed communities	67,370
183,411
Total revenues	345,517

(1)	Included in senior living revenue in our consolidated statements of operations.

Recent Accounting Pronouncements

On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Prior to our adoption of this ASU, we recorded changes in the fair value of our equity investments through other comprehensive income. Pursuant to this ASU, these changes will now be recorded through earnings. We adopted this ASU using the cumulative effect adjustment method and recorded an adjustment of $1,107 on January 1, 2018 to accumulated other comprehensive income and accumulated deficit in our consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Additionally, real estate sales are within the scope of ASU 2014-09, as amended by ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. Under these ASUs, income recognition for real estate sales is primarily based on the transfer of control of the real estate rather than the continuing involvement in the real estate under the current guidance. As a result, more of our transactions may qualify as real estate sales and we may be required to recognize gains or losses sooner. We adopted these ASUs on January 1, 2018 using the modified retrospective approach. The adoption of these ASUs did not result in any adjustment to our initial retained earnings and did not result in any significant change to the amount and timing of our revenue recognition. The adoption of these ASUs did result in expanded disclosures related to the nature, amount, timing and uncertainty of our revenue and cash flows arising from our contracts with customers that are included within the scope of these ASUs. See also the discussion above under “Revenue Recognition” for more information regarding the impact of these ASUs on our consolidated financial statements.

On January 1, 2018, we adopted FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how entities present and classify certain cash receipts and cash payments in the statement of cash flows. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On January 1, 2018, we adopted FASB ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the reconciliation of the beginning-of-period and end-of-period amounts presented in the statement of cash flows include restricted cash and restricted cash equivalents. We adopted this ASU retrospectively to all periods presented in our consolidated statement of cash flows. Pursuant to this ASU, in the event restricted cash is presented separately from cash and cash equivalents in the balance sheet, entities are required to reconcile the amounts presented in the statement of cash flows to the amounts presented in the balance sheet and to disclose information about the nature of the restrictions. We have presented our consolidated statement of cash flows to reconcile both cash and cash equivalents and restricted cash and restricted cash equivalents and have provided a reconciliation to the amounts presented in our consolidated statements of cash flows to the amounts presented in our consolidated balance sheets.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. This ASU requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. While we are continuing to assess the potential impact that the adoption of this ASU may have on our consolidated financial statements, we believe the adoption of this ASU will have a material impact on our consolidated balance sheets due to the recognition of lease rights and obligations as assets and liabilities. While the adoption of this ASU will not affect the rent we pay, we expect the amounts presented in our consolidated statements of operations and comprehensive loss to change materially.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), which shortens the amortization period for certain callable debt securities held at a premium. Specifically, this ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), which permits an entity to reclassify the tax effects that remain recorded within other comprehensive income to retained earnings as a result of tax reform legislation that became effective in December 2017. This ASU is effective for reporting periods beginning after December 15, 2018. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consists of the following:

	March 31, 2018	December 31, 2017
Land	$16,383	$16,383
Buildings and improvements	210,063	211,812
Furniture, fixtures and equipment	219,405	208,262
Property and equipment, at cost	445,851	436,457
Accumulated depreciation	(193,785)	(184,953)
Property and equipment, net	$252,066	$251,504

We recorded depreciation expense relating to our property and equipment of $8,840 and $9,402 for the three months ended March 31, 2018 and 2017, respectively.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded $210 of impairment charges to certain of our long lived assets for the three months ended March 31, 2017.

As of March 31, 2018 and December 31, 2017, we had $22,352 and $59,080, respectively, of net property and equipment classified as held for sale and presented separately in our consolidated balance sheets. See Note 9 for more information regarding our communities classified as held for sale.

As of March 31, 2018, we had $5,907 of assets related to our leased senior living communities included in our property and equipment that we expect to request SNH to purchase from us for an increase in future rent; however, SNH is not obligated to purchase such amounts. See Note 9 for more information regarding our leases and other arrangements with SNH.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2018:

	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2018	$642	$3,394	$4,036
Cumulative effect of reclassification of unrealized gain on equity investments in connection with the adoption of FASB ASU No. 2016-01	—	(1,107)	(1,107)
Unrealized loss on investments, net of tax	—	(397)	(397)
Equity in unrealized loss of an investee, net of tax	(93)	—	(93)
Realized gain on investments reclassified and included in net loss, net of tax	—	(3)	(3)
Balance at March 31, 2018	$549	$1,887	$2,436

Accumulated other comprehensive income represents the unrealized gains and losses of our debt investments, net of tax, and our share of other comprehensive income of Affiliates Insurance Company, or AIC. See Note 11 for more information regarding our arrangements with AIC.

Note 5.  Income Taxes

We recognized a provision for income taxes of $256 and $91 for the three months ended March 31, 2018 and 2017, respectively. The provision for income taxes for the three months ended March 31, 2018 and 2017 relates to our state income taxes, which was partially offset for the three months ended March 31, 2017 by the intraperiod tax allocation benefit we recognized related to unrealized gains on investments.

We previously determined it was more likely than not that a majority of our net deferred tax assets would not be realized and concluded that a valuation allowance was required, which eliminated the majority of our net deferred tax assets recorded in our consolidated balance sheets. In the future, if we believe that we will more likely than not realize the benefit of these deferred tax assets, we will adjust our valuation allowance and recognize an income tax benefit, which may affect our results of operations.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Note 6.  Earnings Per Share

We calculated basic earnings per common share, or EPS, for the three months ended March 31, 2018 and 2017 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The three months ended March 31, 2018 and 2017 had 1,265,770 and 944,468, respectively, of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

Note 7.  Fair Values of Assets and Liabilities

Our assets recorded at fair value have been categorized based on a fair value hierarchy in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Recurring Fair Value Measures

The tables below present the assets measured at fair value at March 31, 2018 and December 31, 2017 categorized by the level of inputs used in the valuation of each asset.

	As of March 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$23,662	$23,662	$—	$—
Investments:
Equity investments(2)
Financial services industry	2,201	2,201	—	—
REIT industry	116	116	—	—
Other	3,981	3,981	—	—
Total equity investments	6,298	6,298	—	—
Debt investments:(3)
International bond fund(4)	2,488	—	2,488	—
High yield fund(5)	2,713	—	2,713	—
Industrial bonds	2,070	—	2,070	—
Technology bonds	2,639	—	2,639	—
Government bonds	9,984	9,888	96	—
Energy bonds	945	—	945	—
Financial bonds	1,379	—	1,379	—
Other	3,214	—	3,214	—
Total debt investments	25,432	9,888	15,544	—
Total investments	31,730	16,186	15,544	—
Total	$55,392	$39,848	$15,544	$—

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

	As of December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$23,578	$23,578
Investments:
Equity investments(2)
Financial services industry	2,199	2,199	—	—
REIT industry	145	145	—	—
Other	4,094	4,094	—	—
Total equity investments	6,438	6,438	—	—
Debt investments(3)
International bond fund(4)	2,511	—	2,511	—
High yield fund(5)	2,744	—	2,744	—
Industrial bonds	2,017	—	2,017	—
Technology bonds	2,972	—	2,972	—
Government bonds	10,707	10,610	97	—
Energy bonds	1,216	—	1,216	—
Financial bonds	1,423	—	1,423	—
Other	3,254	—	3,254	—
Total debt investments	26,844	10,610	16,234	—
Total investments	33,282	17,048	16,234	—
Total	$56,860	$40,626	$16,234	$—

(1)
Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $20,295 and $20,316 of balances that are restricted at March 31, 2018 and December 31, 2017, respectively.

(2)
The fair value of our equity investments is readily determinable. During the three months ended March 31, 2018 and 2017, we received gross proceeds of $220 and $555, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $34 and $63, respectively, and gross realized losses totaling $5 and $27, respectively.

(3)
As of March 31, 2018, our debt investments, which are classified as available for sale, had a fair value of $25,432 with an amortized cost of $24,576; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,253, net of unrealized losses of $398. As of December 31, 2017, our debt investments had a fair value of $26,844 with an amortized cost of $25,589; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,401, net of unrealized losses of $146. Debt investments include $16,673 and $18,068 of balances that are restricted as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, 55 of the securities we hold, with a fair value of $15,887, have been in a loss position for less than 12 months and eight of the investments we hold, with a fair value of $2,224, have been in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals, or we intend to hold these investments until recovery, and other factors that support our conclusion that the loss is temporary. During the three months ended March 31, 2018 and 2017, we received gross proceeds of $1,205 and $1,500, respectively, in connection with the sales of these investments and recorded gross realized gains totaling $6 and $3, respectively, and gross realized losses totaling $3 and $0, respectively. We record gains and losses on the sales of these investments using the specific identification method.

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

(5)
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

During the three months ended March 31, 2018, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2018.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

The carrying value of accounts receivable and accounts payable approximates fair value as of March 31, 2018 and December 31, 2017.  The carrying value and fair value of our mortgage notes payable were $8,111 and $9,315, respectively, as of March 31, 2018 and $8,188 and $9,617, respectively, as of December 31, 2017, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date. The carrying value and fair value of our mortgage notes payable as of March 31, 2018 and December 31, 2017 excludes $17,320 and $34,781, respectively, of mortgage notes payable categorized as held for sale and presented separately in our condensed consolidated balance sheets. See Note 9 for more information regarding our communities classified as held for sale.

Non-Recurring Fair Value Measures

We review the carrying value of our long lived assets, including our property and equipment and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 3 for more information regarding fair value measurements related to impairments of our long lived assets we recorded.

Note 8.  Indebtedness

We previously had a $100,000 secured revolving credit facility, or our prior credit facility, which was scheduled to mature in April 2017. In February 2017, we replaced our prior credit facility with a new $100,000 secured revolving credit facility, or our credit facility, with terms substantially similar to those of our prior credit facility. We paid fees of $1,889 in 2017 in connection with the closing of our credit facility, which fees were deferred and are being amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, provides for issuance of letters of credit and matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our credit facility for two, one year periods. We are required to pay interest at a rate based on, at our option, LIBOR or a base rate, plus a premium, or 4.17% and 5.75%, respectively, per annum as of March 31, 2018, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. We can borrow, repay and re-borrow funds available until maturity, and no principal repayment is due until maturity. We had no borrowings outstanding under our credit facility during the three months ended March 31, 2018. We incurred aggregate interest expense and other associated costs related to our credit facilities of $266 and $185 for the three months ended March 31, 2018 and 2017, respectively.

Our credit facility is secured by real estate mortgages on 10 senior living communities with a combined 1,219 living units owned by certain of our subsidiaries that guarantee our obligations under our credit facility. Our credit facility is also secured by these subsidiaries’ accounts receivable and related collateral. The amount of available borrowings under our credit facility is subject to our having qualified collateral, which is primarily based on the value of the communities securing our obligations under our credit facility. Accordingly, the maximum availability of borrowings under our credit facility at any time may be less than $100,000. Our credit facility provides for acceleration of payment of all amounts outstanding under our credit facility upon the occurrence and continuation of certain events of default, including a change of control of us, as defined. The agreement governing our credit facility, or our credit agreement, contains a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions to our stockholders in certain circumstances, and requires us to maintain financial ratios and a minimum net worth.

The lenders under our credit facility have waived for the period of six fiscal quarters commencing with the quarter ending March 31, 2018 and ending with the quarter ending June 30, 2019, or the waiver period, any default resulting from our non-compliance with the leverage and fixed charge coverage ratio covenants contained in our credit agreement. In connection with this waiver, we agreed that, if at any time during the waiver period we are in non-compliance with either the leverage covenant or the fixed charge coverage ratio covenant (before giving effect to the waiver), the maximum amount available to be drawn under our credit facility (giving effect to applicable borrowing base conditions) less the aggregate outstanding extensions of credit under the credit facility will not be less than approximately $33,333. We have also agreed not to declare or pay any dividends, purchase, redeem, retire, defease or otherwise acquire for value any shares of our capital stock, return any capital to our stockholders or distribute any obligations, securities or other assets to our stockholders if we are not in compliance with the leverage covenant or the fixed charge coverage ratio covenant (before giving effect to the waiver) at the time of such action.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

At March 31, 2018, we had eight irrevocable standby letters of credit outstanding, totaling $20,524, $17,800 of which secures our workers' compensation insurance program and is collateralized by our cash equivalents. The letter of credit that secures our workers’ compensation insurance program matures in June 2018, at which time we expect to renew it and for the required amount to be adjusted. At March 31, 2018, the cash equivalent collateral related to this letter of credit is classified as short term restricted cash, including the accumulated interest, in our condensed consolidated balance sheets. The remaining seven irrevocable standby letters of credit outstanding, totaling $2,724, secure certain of our other obligations; these letters of credit currently mature between May 2018 and April 2019 and are required to be renewed annually. Our obligations under these remaining seven letters of credit are issued under our credit facility. As of March 31, 2018, we had letters of credit issued under our credit facility in an aggregate amount of $2,724 and, after giving effect to the waiver described above, $63,943 available for borrowing under our credit facility.

At March 31, 2018, three of our senior living communities were encumbered by mortgages, with two of these communities and the one related mortgage securing these two communities being classified as held for sale, and the carrying value of these two communities and that one mortgage being presented separately as held for sale in our condensed consolidated balance sheets. See Note 9 for more information regarding the classification and terms of the sale of these two communities. Our mortgages contain standard mortgage covenants. We recorded mortgage discounts or premiums in connection with the assumption of our mortgages as part of our acquisition of the communities secured by these mortgages in order to record these mortgages at their estimated fair value. We amortize such mortgage discounts or premiums as an increase or decrease of interest expense until the maturity of the respective mortgage. Our mortgages require payments of principal and interest monthly until maturity. The following table is a summary of our mortgages as of March 31, 2018:

Balance as of		Contractual Stated	Effective		Monthly
March 31, 2018		Interest Rate	Interest Rate	Maturity Date	Payment	Lender Type

Held and used:
$8,408	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation

Held for sale:
$16,659	(2)	5.75%	4.83%	October 2022	$105	Commercial lender

(1)	Contractual principal payment excluding unamortized discount and debt issuance costs of $297.

(2)	Mortgage debt expected to be assumed by SNH in connection with the sale to SNH of the two senior living communities that secure this debt by the end of the second quarter of 2018.

We incurred mortgage interest expense, net of discount or premium amortization, of $437 and $793 for the three months ended March 31, 2018 and 2017, respectively. Our mortgages require monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from escrows for our Federal Home Loan Mortgage Corporation, or FMCC, mortgages require applicable FMCC approval.
In February 2018, in connection with the sale of one of our senior living communities to SNH, SNH assumed a Federal National Mortgage Association mortgage that had a principal balance of $16,776 and required interest at the contracted rate of 6.64% per annum. In connection with SNH's assumption of this debt, we recorded a loss of $543, which amount is included in the gain on sale of senior living communities in our condensed consolidated statements of operations.

As of March 31, 2018, we believe we were in compliance with all applicable covenants under our mortgage debts and, giving effect to the waiver discussed above, our credit facility.

Note 9. Leases and Management Agreements with SNH

Senior Living Communities Leased from SNH. We are SNH’s largest tenant and SNH is our largest landlord. As of March 31, 2018 and 2017, we leased 185 senior living communities from SNH. We lease senior living communities from SNH pursuant to five leases with SNH. Our total annual rent payable to SNH as of March 31, 2018 and 2017 was $206,908 and $204,472, respectively, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH in June 2016 described below, was $51,522 and $50,510 for the three months ended March 31, 2018 and 2017, respectively, which amounts included estimated percentage rent of $1,391 and $1,445 for the

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, we had outstanding rent due and payable to SNH of $18,639 and $18,555, respectively, which amounts are included in due to related persons in our condensed consolidated balance sheets.

Pursuant to the terms of our leases with SNH, for the three months ended March 31, 2018 and 2017, we sold to SNH $0 and $8,082, respectively, of improvements to communities leased from SNH. As a result, the annual rent payable by us to SNH increased by approximately $0 and $648 as of March 31, 2018 and 2017, respectively. As of March 31, 2018, our property and equipment included $5,907 for similar improvements to communities leased from SNH that we expect to request SNH to purchase from us for an increase in future rent; however, SNH is not obligated to purchase these improvements.

In June 2016, we entered an agreement with SNH pursuant to which, on June 29, 2016, we sold seven senior living communities to SNH for an aggregate purchase price of $112,350, and SNH simultaneously leased these communities back to us under a new long term lease agreement. Under the new lease, we are required to pay SNH initial annual rent of $8,426, plus percentage rent beginning in 2018.

In accordance with FASB ASC Topic 840, Leases, the June 2016 sale and leaseback transaction qualifies for sale-leaseback accounting. Accordingly, the gain generated from the sale of $82,644 was deferred and is being amortized as a reduction of rent expense over the initial term of the lease. As of March 31, 2018 and December 31, 2017, the short term portion of the deferred gain in the amount of $6,609 is presented in other current liabilities in our condensed consolidated balance sheets, and the long term portion is presented separately in our condensed consolidated balance sheets.

In March 2018, we and SNH agreed to sell one SNF located in California with 97 living units for a sales price of approximately $6,500, excluding closing costs. In accordance with FASB ASC Topic 360, Property, Plant and Equipment, or ASC Topic 360, this community did not meet the conditions to be classified as held for sale until May 2018. Accordingly, as of March 31, 2018, this community was not classified as held for sale. This community generated a loss before income taxes of $21 and $43 for the three months ended March 31, 2018 and 2017, respectively. Pursuant to the terms of our lease with SNH, our annual rent payable to SNH will decline by an amount equal to 10% of the net proceeds from this sale as a result of this sale. This sale is subject to conditions. These conditions may not be met and this sale may not occur, may be delayed or its terms may change.

Senior Living Communities Managed for the Account of SNH and its Related Entities. As of March 31, 2018 and 2017, we managed 72 and 68 senior living communities, respectively, for the account of SNH. We earned base management fees of $3,423 and $3,187 from the senior living communities we managed for the account of SNH for the three months ended March 31, 2018 and 2017, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of SNH of $128 and $264 for the three months ended March 31, 2018 and 2017, respectively, which amounts are included in management fee revenue in our condensed consolidated statements of operations.

In November 2017, we entered a transaction agreement with SNH, or the transaction agreement, pursuant to which we agreed to sell six senior living communities to SNH and, as we sell these communities, enter new management agreements with SNH for us to manage such communities for SNH, with the new management agreements being combined pursuant to two new pooling agreements between us and SNH.

In December 2017, January 2018 and February 2018, we sold to, and began managing for the account of, SNH four of these senior living communities and, in connection with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling agreements. Pursuant to the terms of the management and pooling agreements for five of the senior living communities subject to the transaction agreement, SNH will pay us a management fee equal to 5% of the gross revenues realized at these communities plus reimbursement for our direct costs and expenses related to our operation of these communities, as well as an annual incentive fee equal to 20% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to 7% of its invested capital for these senior living communities. The terms of the management and pooling agreements for the other senior living community subject to the transaction agreement that is subject to an ongoing construction, expansion and development project are substantially the same as the terms of the management and pooling agreements for the other five senior living communities, except that SNH’s annual minimum return on invested capital related to the ongoing construction, expansion and development project at this community will be an amount equal to the interest rate then applicable to SNH's borrowings under its revolving credit facility plus 2% per annum. This amount of minimum return will not apply until the earlier of 12 months after a certificate of occupancy is issued with respect to the project and January 2021; thereafter, the amount of annual minimum return on invested capital related to this project will be 7% of SNH’s invested capital. Also pursuant to the terms of the management and pooling agreements for these senior living communities, SNH will pay us a fee for our management of capital expenditure projects at these senior living communities equal to 3% of amounts funded by SNH. The terms of these management and pooling agreements will expire in

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

2041 and will be subject to automatic renewals, unless earlier terminated or timely notices of nonrenewal are delivered. We expect to enter management and pooling arrangements with SNH concurrent with the sales of the remaining two senior living communities. The remaining sales under the transaction agreement are expected to occur as third party approvals are received by the end of the second quarter of 2018. These sales are subject to conditions, including SNH’s assumption of the mortgage debt relating to those properties and receipt of any applicable regulatory approvals. The conditions to these sales may not be met or one or both of these sales may not be completed, may be delayed or the terms of these sales or the management and pooling arrangements for these communities may change.

In accordance with ASC Topic 360, the six senior living communities that we agreed to sell to, and manage for the account of, SNH, as described above, met the conditions to be classified as held for sale in November 2017. The carrying value at March 31, 2018 of the two senior living communities we have yet to sell was $5,032 and consisted primarily of property, plant and equipment, net of mortgage debt, discounts or premiums, of $17,320, which are all presented separately in our condensed consolidated balance sheets as held for sale. These six senior living communities, while owned by us, generated income before income taxes of operations of $203 and $576 for the three months ended March 31, 2018 and 2017, respectively, excluding the gain on sale of the communities. These amounts are included in our condensed consolidated statements of operations.

In December 2017, we sold two of the six senior living communities described above for an aggregate sales price of $39,150. These two senior living communities had an aggregate carrying value of $29,444, net of mortgage debt and discounts of $2,303. In accordance with ASC Topic 360, these transactions qualify as real estate sales and the gains on the transactions were recognized immediately in accordance with the full accrual method as a result of the lack of continuing involvement by us in the ownership of the senior living communities after closing. The carrying value of these senior living communities was not included in our condensed consolidated balance sheets as of December 31, 2017.

In January and February 2018, we sold two additional senior living communities of the six described above for an aggregate sales price of $41,917. These two senior living communities had an aggregate carrying value of $19,425, net of mortgage debt and premiums of $17,356, all of which was assumed by SNH. These transactions are accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with our adoption of these new ASUs on January 1, 2018. Under these new ASUs, the income recognition for real estate sales is primarily based on the transfer of control of the real estate rather than the continuing involvement in the real estate under the current guidance. The $5,684 gain generated from this sale is presented separately in our condensed consolidated statements of operations.

We also provide certain other services to residents at some of the senior living communities we manage for SNH, such as rehabilitation services. At senior living communities we manage for the account of SNH where we provide rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation services. At senior living communities we manage for the account of SNH where we provide both inpatient and outpatient rehabilitation services, SNH generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $1,699 and $1,982 for the three months ended March 31, 2018 and 2017, respectively, for rehabilitation services we provided at senior living communities we manage for the account of SNH and that are payable by SNH. These amounts are included in senior living revenue in our condensed consolidated statements of operations.

In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns, and we manage, located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC. As of March 31, 2018, D&R Yonkers LLC was owned by our Chief Financial Officer and Treasurer and by SNH’s then president and chief operating officer. We count the part of this senior living community that we manage for D&R Yonkers LLC and the part of this senior living community that we manage for the account of SNH as one senior living community. We earned management fees of $71 and $112 for the three months ended March 31, 2018 and 2017, respectively, under this management arrangement with D&R Yonkers LLC, which amounts are included in management fee revenue in our condensed consolidated statements of operations.

Note 10. Business Management Agreement with RMR LLC

The RMR Group LLC, or RMR LLC, provides us certain services that we require to operate our business and which relate to various aspects of our business. RMR LLC provides these services pursuant to a business management agreement.

Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $2,257 and $2,267 for the three months ended March 31, 2018 and 2017, respectively. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

$69 and $67 for the three months ended March 31, 2018 and 2017, respectively, which amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

Note 11. Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust, AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Directors or officers.

SNH. SNH is currently one of our largest stockholders, owning, as of March 31, 2018, 4,235,000 of our common shares, or approximately 8.4% of our outstanding common shares. We lease from, and manage for the account of, SNH a majority of the senior living communities we operate. RMR LLC provides management services to both us and SNH and Adam D. Portnoy, one of our Managing Directors, also serves as a managing trustee of SNH. See Notes 9 and 10 for more information regarding our relationships, agreements and transactions with SNH and certain parties related to it and us.

RMR LLC. We have an agreement with RMR LLC to provide management services to us. See Note 10 for more information regarding our management agreement with RMR LLC.

ABP Trust. A subsidiary of ABP Trust is our largest stockholder, owning, as of March 31, 2018, 17,999,999 of our common shares, or approximately 35.6% of our outstanding common shares. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, which is the controlling shareholder of The RMR Group Inc., or RMR Inc., the managing member of RMR LLC. We lease our headquarters from another subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $464 and $373 for the three months ended March 31, 2018 and 2017, respectively.

AIC. We, ABP Trust, SNH and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. As of March 31, 2018 and December 31, 2017, our investment in AIC had a carrying value of $8,136 and $8,185, respectively. These amounts are presented as equity investment of an investee in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of operations. Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned by AIC related to our investment in AIC.

For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.

Note 12.  Legal Proceedings and Claims

We have been, are currently, and expect in the future to be involved in claims, lawsuits, and regulatory and other government audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. Also, the defense and resolution of these claims, lawsuits, and regulatory and other government audits, investigations and proceedings may require us to incur significant expense. We account for claims and litigation losses in accordance with FASB ASC Topic 450, Contingencies, or ASC Topic 450. Under ASC Topic 450, loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of considerable judgment and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded; then, as information becomes known, the minimum loss amount is updated, as appropriate. A minimum or best estimate amount may be increased or decreased when events result in a changed expectation.

As previously disclosed, in July 2017, as a result of our compliance program to review records related to our Medicare billing practices, we became aware of certain potential inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we have made a voluntary disclosure of deficiencies to the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted supplemental disclosures to the OIG in December 2017 and March 2018. At December 31, 2017, we accrued an estimated revenue reserve of $888 for historical Medicare payments we received and expect to repay as a result of these deficiencies, which amount we reduced to $759 in March 2018. The entire $759 reserve remained accrued and unpaid at March 31, 2018. In addition, at December 31,

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

2017, we recorded an aggregate $658 expense for additional costs we incurred as a result of this matter, including estimated OIG imposed penalties, which amount we reduced to $594 in March 2018, and thereafter recorded an additional $55 expense for further costs related to this matter for the three months ended March 31, 2018. Our total expense for costs incurred related to this matter at March 31, 2018 was $649, $616 of which remained accrued and unpaid at March 31, 2018.

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

Despite this trend, future economic downturns, softness in the U.S. housing market, higher levels of unemployment among our residents' and potential residents' family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford our resident charges. Prospective residents who plan to use the proceeds from the sale of their homes to cover the cost of senior living services seem to be especially affected by cyclical factors affecting the housing market. In recent years, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for our services. Although many of the services that we provide to residents are needs driven, some prospective residents may be deferring decisions to relocate to senior living communities in light of economic circumstances, among other reasons.

For the past few years, low capital costs appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant number of new senior living communities being developed in recent years, although there are indications that the rate of newly started development has recently declined. The development activity has increased competitive pressures on us, particularly in certain geographic markets where we own, lease and manage senior living communities, and we expect these competitive challenges to continue for at least the next few years. As recently developed senior living communities begin operations, we expect to have continuing challenges to maintain or increase occupancies and charges at our senior living communities. These challenges are currently negatively impacting our revenues, cash flows and results from operations and we expect these competitive challenges to continue for at least the next few years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We have two operating segments: (i) senior living community and (ii) rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment, we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under FASB ASC Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.
In November 2017, we entered the transaction agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH for $104.4 million, including SNH’s assumption of approximately $33.5 million of mortgage debt principal secured by certain of these senior living communities, and excluding closing costs. In December 2017, January 2018 and February 2018, we sold to, and began managing for the account of, SNH two of these senior living communities located in Alabama and Indiana, one of these senior living communities located in Tennessee, and one of these senior living communities located in Arizona, respectively, and in connection with those sales, we entered management agreements with SNH for each of these senior living communities and two new pooling arrangements with SNH. We expect to enter management and pooling arrangements with SNH concurrent with the sales of the remaining two senior living communities. The remaining sales under the transaction agreement are expected to occur by the end of the second quarter of 2018 as third party approvals are received. These sales are subject to conditions, including SNH’s assumption of the mortgage debt relating to those properties and receipt of any applicable regulatory approvals. The conditions to these sales may not be met and some or all of these sales may not be completed, may be delayed or the terms of these sales or the management and pooling arrangements for these communities may change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Three Months Ended March 31, 2018 and 2017:
The following tables present a summary of our operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in thousands, except average monthly rate)	2018	2017	Change	%/bps Change
Senior living revenue	$274,525	$282,431	$(7,906)	(2.8)%
Management fee revenue	3,622	3,563	59	1.7%
Reimbursed costs incurred on behalf of managed communities	67,370	64,695	2,675	4.1%
Total revenues	345,517	350,689	(5,172)	(1.5)%
Senior living wages and benefits	(136,169)	(138,312)	(2,143)	(1.5)%
Other senior living operating expenses	(73,777)	(73,287)	490	0.7%
Costs incurred on behalf of managed communities	(67,370)	(64,695)	2,675	4.1%
Rent expense	(52,245)	(51,231)	1,014	2.0%
General and administrative expenses	(19,963)	(19,537)	426	2.2%
Depreciation and amortization expense	(8,860)	(9,486)	(626)	(6.6)%
Gain on sale of senior living communities	5,684	—	5,684	100.0%
Long lived asset impairment	—	(210)	(210)	(100.0)%
Interest, dividend and other income	167	184	(17)	(9.2)%
Interest and other expense	(703)	(978)	(275)	(28.1)%
Unrealized loss on equity investments	(50)	—	(50)	(100.0)%
Realized gain on sale of debt and equity investment, net of tax	32	39	(7)	(17.9)%
Provision for income taxes	(256)	(91)	165	181.3%
Equity in earnings of an investee, net of tax	44	128	(84)	(65.6)%
Net loss	$(7,949)	$(6,787)	$(1,162)	(17.1)%
Total number of communities (end of period):
Owned and leased communities	211	215	(4)	(1.9)%
Managed communities	72	68	4	5.9%
Number of total communities	283	283	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	22,529	23,011	(482)	(2.1)%
Managed living units (1)	9,258	8,798	460	5.2%
Number of total living units (1)	31,787	31,809	(22)	(0.1)%
Owned and leased communities:
Occupancy % (1)	81.7%	83.6%	n/a	(190)	bps
Average monthly rate (2)	$4,796	$4,756	$40	0.8%
Percent of senior living revenue from Medicaid	12.1%	11.1%	n/a	100	bps
Percent of senior living revenue from Medicare	11.5%	12.0%	n/a	(50)	bps
Percent of senior living revenue from private and other sources	76.4%	76.9%	n/a	(50)	bps

(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have operated continuously since January 1, 2017):

	Three Months Ended March 31,
(dollars in thousands, except average monthly rate)	2018	2017	Change	%/bps Change
Senior living revenue	$273,884	$278,221	$(4,337)	(1.6)%
Management fee revenue	3,310	3,299	11	0.3%
Senior living wages and benefits	(135,978)	(136,770)	(792)	(0.6)%
Other senior living operating expenses	(73,581)	(72,325)	1,256	1.7%
Total number of communities (end of period):
Owned and leased communities	211	211	—	—%
Managed communities	68	68	—	—%
Number of total communities	279	279	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	22,529	22,567	(38)	(0.2)%
Managed living units (1)	8,814	8,798	16	0.2%
Number of total living units (1)	31,343	31,365	(22)	(0.1)%
Owned and leased communities (1):
Occupancy % (1)	81.6%	83.5%	n/a	(190)	bps
Average monthly rate (2)	$4,798	$4,782	$63	1.3%
Percent of senior living revenue from Medicaid	12.1%	12.1%	n/a	—	bps
Percent of senior living revenue from Medicare	11.3%	11.3%	n/a	—	bps
Percent of senior living revenue from private and other sources	76.6%	76.6%	n/a	—	bps

(1) Includes only living units categorized as in service. As a result, the number of living units may change from period to period for reasons other than the acquisition or disposition of senior living communities.
(2) Average monthly rate is calculated by taking the average daily rate, which is defined as total operating revenues for senior living services divided by occupied units during the period, and multiplying it by 30 days.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following is a discussion of our operating results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Senior living revenue. Senior living revenue for the three months ended March 31, 2018 decreased approximately 2.8% compared to the same period in 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and two senior living communities during the first quarter of 2018 and a decrease in occupancy, partially offset by an increase in average monthly rates to residents who pay privately for services. The 1.6% decrease in senior living revenue at the communities that we have operated continuously since January 1, 2017, or our comparable communities, was primarily due to a decrease in occupancy, partially offset by an increase in average monthly rates to residents who pay privately for services.

Management fee revenue. Management fee revenue increased by 1.7% for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to an increase in the number of managed communities from 68 to 72.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 4.1% for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to an increase in the number of managed communities from 68 to 72.

Senior living wages and benefits. Senior living wages and benefits decreased by 1.5% for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and two senior living communities during the first quarter of 2018 and a decrease in employee health insurance expense, partially offset by annual wage increases. The 0.6% decrease in senior living wages and benefits at our comparable communities was primarily due to a decrease in employee health insurance expense, partially offset by annual wage increases.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 0.7% for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to an increase in utility costs, food related costs and certain consulting and other purchased services expenses, partially offset by the sale of two senior living communities during the fourth quarter of 2017 and two senior living communities during the first quarter of 2018 and a decrease in professional and general liability insurance expenses. The 1.7% increase in other senior living operating expenses at our comparable

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

communities was primarily due to an increase in utility costs, food related costs and certain consulting and other purchased services expenses, partially offset by a decrease in professional and general liability insurance expenses.

Rent expense. Rent expense increased by 2.0% for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2017 pursuant to our leases with SNH.

General and administrative expenses. General and administrative expenses increased by 2.2% for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to increases in corporate wages and benefits and purchased services, partially offset by a decrease in marketing expenses and professional fees.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 6.6% for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and two senior living communities during the first quarter of 2018, partially offset by capital expenditures we made at our owned and leased communities (net of our sales of capital improvements to SNH at our leased communities).

Gain on sale of senior living communities. A gain on sale of senior living communities of $5.7 million was recorded in connection with the sale of two senior living communities to SNH in January and February 2018.

Long lived asset impairment. For the three months ended March 31, 2017, we recorded non-cash charges for long lived asset impairment of $0.2 million to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income decreased by 9.2% for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to lower investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense decreased by 28.1% for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the prepayment of one mortgage note in September 2017 and another mortgage note in December 2017.

Unrealized loss on equity investments. Unrealized loss on equity investments represents our unrealized losses on our equity investments held at March 31, 2018.

Realized gain on sale of debt and equity investments, net of tax. Realized gain on sale of debt and equity investments represents our realized gain on investments, net of applicable taxes.

Provision for income taxes. For the three months ended March 31, 2018 and 2017, we recognized a provision for income taxes of $0.3 million and $0.1 million, respectively. The provision for income taxes for the three months ended March 31, 2018 and 2017 is related to our state income taxes, partially offset, in the case of the three months ended March 31, 2017, by the intraperiod tax allocation benefit related to unrealized gains on investments.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from AIC.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had $31.2 million of unrestricted cash and cash equivalents and $63.9 million available for borrowing under our credit facility.

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
Our future cash flows from operating activities will depend primarily upon our ability to maintain or increase the occupancy of, and the rental rates at, our senior living communities and our ability to control operating expenses at our senior living communities. If occupancy at our senior living communities continues to decline, the rates we receive from residents who pay for our services with private resources decline, government reimbursement rates are reduced, our operating expenses increase

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

or if we are unable to generate positive cash flows for an extended period for these or other reasons, we expect that we would explore various alternatives to fund our operations. Such alternatives may include seeking to reduce our costs, incurring debt under or in addition to our credit facility, engaging in sale and leaseback or manageback transactions, mortgage financing our owned senior living communities and issuing other debt or equity securities. Although we believe these alternatives will be available to us, we cannot be sure that they will be.

Assets and Liabilities

At March 31, 2018, we had $31.2 million of unrestricted cash and cash equivalents compared to $26.3 million at December 31, 2017. Our total current and long term assets were $165.4 million and $279.8 million, respectively, at March 31, 2018 compared to $197.2 million and $278.7 million, respectively, at December 31, 2017.  Our total current and long term liabilities were $196.4 million and $112.0 million, respectively, at March 31, 2018 compared to $218.6 million and $112.3 million, respectively, at December 31, 2017. The decrease in total current assets primarily relates to a decrease in assets held for sale as a result of the sale of two senior living communities to SNH during the first quarter of 2018, partially offset by an increase in due from related persons because of timing differences in when payments were received. The decrease in total current liabilities primarily relates to a decrease in liabilities held for sale as a result of SNH's assumption of mortgage debt in connection with the sale of one senior living community to SNH during the first quarter of 2018, a decrease in other current liabilities due to a decrease in the short term portion of accrued self insurance obligations and a decrease in accounts payable and accrued expenses due to timing differences in when payments were made, partially offset by an increase in accrued compensation and benefits due to timing differences in when the pay dates prior to the end of each period occurred.

We had cash flows used in operating activities of $12.2 million for the three months ended March 31, 2018 compared to cash flows provided by operating activities of $6.6 million for the same period in 2017. The increase in cash flows used in operating activities for the three months ended March 31, 2018 compared to the same period in 2017 relates to the timing of payments made by us for payables and other accrued expenses, amounts received by us from related persons and lower operating income before non-cash items during the three months ended March 31, 2018 compared to the same period in 2017.

We had cash flows provided by investing activities of $16.6 million for the three months ended March 31, 2018 compared to cash flows used in investing activities of $8.7 million for the same period in 2017. The increase in cash flows provided by investing activities was primarily due to the $25.1 million of net proceeds received from the sale of two senior living communities to SNH during the first quarter of 2018. Acquisitions of property and equipment, net of sales of qualified improvements we made to SNH pursuant to our leases with SNH, were $9.6 million and $10.2 million for the three months ended March 31, 2018 and 2017, respectively.

We had cash flows used in financing activities of $0.2 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash flows used in financing activities for the three months ended March 31, 2018 was primarily due to fees paid in 2017 in connection with the closing of our credit facility.

Our Leases and Management Agreements with SNH

As of March 31, 2018, we leased 185 senior living communities from SNH under five leases.  Our total annual rent payable to SNH as of March 31, 2018 was $206.9 million, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the June 2016 sale and leaseback transaction, was $51.5 million and $50.5 million for the three months ended March 31, 2018 and 2017, respectively, which included approximately $1.4 million in estimated percentage rent due to SNH for each of the three months ended March 31, 2018 and 2017.

Upon our request, SNH may purchase capital improvements made at the communities we lease from SNH and increase our rent pursuant to contractual formulas; however, we are not required to offer these improvements for sale to SNH and SNH is not obligated to purchase these improvements from us. During the three months ended March 31, 2018, we did not request SNH to purchase any capital improvements made at the communities we lease from SNH.

As of March 31, 2018, we managed 72 senior living communities for the account of SNH and its related entities pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreements. We earned management fees of $3.6 million from the senior living communities we manage for the account of SNH and its related entities in each of the three months ended March 31, 2018 and 2017, respectively. Included in these amounts were fees we earned for our management of capital

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

expenditure projects at the communities we managed for the account of SNH of $0.1 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

In November 2017, we entered the transaction agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH and, as we sell these communities, enter new management agreements with SNH for us to manage the sold communities for SNH, with the new management agreements being combined pursuant to two new pooling agreements between us and SNH.

In December 2017, January 2018 and February 2018, we sold to, and began managing for the account of, SNH four of these senior living communities and, in connection with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling agreements. We expect to enter management and pooling arrangements with SNH concurrent with the sales of the remaining two senior living communities. The remaining sales under the transaction agreement are expected to occur as third party approvals are received by the end of the second quarter of 2018. These sales are subject to conditions, including SNH’s assumption of the mortgage debt relating to those properties and receipt of any applicable regulatory approvals. The conditions to these sales may not be met or one or both of these sales may not be completed, may be delayed or the terms of these sales or the management and pooling arrangements for these communities may change.

For more information regarding our leases and management agreements and other transactions with SNH, see Notes 9 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, and Notes 9, 11, 13 and 16 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report.

Our Revenues

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018. The adoption of ASC Topic 606 did not result in an adjustment to our beginning retained earnings and did not result in a significant change to the amount and timing of our revenue recognition.

Our revenues from services to residents at our senior living communities are our primary source of cash to fund our operating expenses, including rent, capital expenditures (net of capital improvements that we sell to SNH for increased rent pursuant to our leases with SNH) and principal and interest payments on our debt.

The general trends impacting our industry are affecting our business and revenues. For more information about those trends, see "—General Industry Trends" in Part I, Item 2 of this Quarterly Report.

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 23.6% and 23.1% of our consolidated revenues from these government funded programs during the three months ended March 31, 2018 and 2017, respectively. Our net Medicare revenues totaled $31.5 million and $33.9 million during the three months ended March 31, 2018 and 2017, respectively. Our net Medicaid revenues totaled $33.1 million and $31.4 million during the three months ended March 31, 2018 and 2017, respectively.

On February 9, 2018, the Bipartisan Budget Act of 2018, or the Act, was signed into law by President Trump and included extensive changes to Medicare, Medicaid, and other health programs and policies. Notably, the Act repealed the Independent Payment Advisory Board, which was established by the Patient Protection and Affordable Care Act, or the ACA. The Act also eliminated Medicare annual outpatient therapy caps on Medicare payments for physical therapy, speech-language pathology, and occupational therapy services as of January 1, 2018. Further, as discussed below, the Act set the federal fiscal year 2019 update to the Medicare SNF prospective payment system, or PPS, at 2.4%; the update otherwise would have been set at the percentage change in the SNF market basket index, reduced by a productivity adjustment. In addition, the Act codified prior Centers for Medicare & Medicaid Services, or CMS, regulatory changes to revise Stark Law technical requirements for certain provider arrangements, and increased civil and criminal penalties for fraud and abuse violations.

On March 15, 2018, the Medicare Payment Advisory Commission, or MedPAC, issued its annual recommendations to Congress on updates to Medicare fee-for-service payment system rates. In the report, MedPAC continued to call for implementation of a unified prospective payment system, or PPS, for post-acute care, or PAC, providers, including SNFs, home health agencies, inpatient rehabilitation facilities, and long-term care hospitals, to be implemented beginning in 2021. MedPAC also recommended that Congress direct the Secretary of Health and Human Services to begin blending the relative weights of the setting-specific payment systems and the unified PAC PPS in 2019. MedPAC also continued to recommend that Congress modify the updates for the individual PAC systems, including eliminating the SNF PPS market basket increases for federal

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

fiscal years 2019 and 2020, and implementing previous recommendations to reform SNF PPS payments in a way that shifts higher payments to patient stays that are more clinically complex based on patient diagnoses and other factors.

On April 27, 2018, CMS issued a proposed rule which CMS estimates would increase payments to SNFs by approximately $850 million for federal fiscal year 2019, compared to federal fiscal year 2018. CMS also proposed replacing the existing case-mix classification methodology, the Resource Utilization Groups, Version IV, model, with a revised case-mix methodology called the Patient-Driven Payment Model effective October 1, 2019. In addition, CMS proposes revisions to the regulation that describes a beneficiary’s SNF “resident” status under the consolidated billing provision and the required content of the SNF level of care certification, and also includes proposals for the SNF Quality Reporting Program, including adopting a new quality measure removal factor and codifying in the regulations a number of requirements.

Further, beginning October 1, 2018, the proposed rule proposes to reduce the adjusted federal per diem rate by 2%, and adjust the resulting rate by the value-based incentive payment amount earned by the SNF for that federal fiscal year under the Skilled Nursing Facility Value-Based Purchasing Program, or SNF VBP program. CMS estimates that the proposed federal fiscal year 2019 changes to the SNF VBP program would decrease payments to SNFs by an aggregate of approximately $211 million, compared to federal fiscal year 2018. CMS also proposes to update the requirements for the SNF VBP program, including requirements that would apply to the federal fiscal year 2021 SNF VBP program year, changes to the SNF VBP scoring methodology, and an Extraordinary Circumstances Exception policy for the SNF VBP program.

Because of shifting policy priorities, the current and projected federal budget deficit, other federal spending priorities and challenging fiscal conditions in some states, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate changes or other changes that may be implemented, but we believe that some of these changes will cause these government funded healthcare programs to fail to provide rates that match our increasing expenses, and that such changes may be material and adverse to our operations and to our future financial results of operations.

For further information regarding the government healthcare funding and regulation of our business, see the sections captioned “Business-Government Regulation and Reimbursement” in Part I, Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Our Revenues” in Part II, Item 7 of our Annual Report.

Insurance

Increases over time in the costs of insurance, in particular professional and general liability insurance, workers’ compensation insurance and employee health insurance, have had an adverse impact on our results of operations. Although we self insure a large portion of these costs, our costs have increased as a result of the higher costs that we incur to settle claims and to purchase insurance for claims in excess of the self insurance amounts. These increased costs may continue in the future. We, ABP Trust and other companies to which RMR LLC provides management services are the shareholders of an insurance company which has designed and reinsured in part a combined property insurance program in which we and the other shareholders participate. For more information about our existing insurance see the section captioned “Business—Insurance” in Part I, Item I of our Annual Report.

Debt Financings and Covenants

In February 2017, we replaced our prior $100.0 million secured revolving credit facility, which was scheduled to mature in April 2017, with our current $100.0 million secured revolving credit facility, which is available for general business purposes, including acquisitions. The terms of our credit facility are substantially similar to those of our prior credit facility. Our credit facility matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our credit facility for two, one year periods. We are required to pay interest at the rate based on, at our option, LIBOR or a base rate, plus a premium, or 4.17% and 5.75%, respectively, per annum as of March 31, 2018, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. The agreement that governs our credit facility contains a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions to our stockholders in certain circumstances, and requires us to maintain financial ratios and a minimum net worth.

The lenders under our credit facility have waived for the period of six fiscal quarters commencing with the quarter ending March 31, 2018 and ending with the quarter ending June 30, 2019, any default resulting from our non-compliance with the leverage and fixed charge coverage ratio covenants contained in our credit agreement. In connection with this waiver, we

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

agreed that, if at any time during the waiver period we are in non-compliance with either the leverage covenant or the fixed charge coverage ratio covenant (before giving effect to the waiver), the maximum amount available to be drawn under our credit facility (giving effect to applicable borrowing base conditions) less the aggregate outstanding extensions of credit under the credit facility will not be less than approximately $33.3 million. We have also agreed not to declare or pay any dividends, purchase, redeem, retire, defease or otherwise acquire for value any shares of our capital stock, return any capital to our stockholders or distribute any obligations, securities or other assets to our stockholders if we are not in compliance with the leverage covenant or the fixed charge coverage ratio covenant (before giving effect to the waiver) at the time of such action.

In November 2017, we entered the transaction agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH and, as we sell these communities, enter new management agreements with SNH for us to manage the sold communities for SNH, with the new management agreements being combined pursuant to two new pooling agreements between us and SNH. The sales of the remaining two senior living communities are expected to occur by the end of the second quarter of 2018. At closing, SNH is expected to assume the value of the outstanding mortgage debt secured by these senior living communities, which we have classified as held for sale and presented separately in our condensed consolidated balance sheets at March 31, 2018. For more information regarding this agreement and transactions, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report and elsewhere in Part I, Item 2 of this Quarterly Report, including "—Our Leases and Management Agreements with SNH".

As of March 31, 2018, we had no outstanding borrowings under our credit facility, $2.7 million in letters of credit issued under our credit facility, $8.1 million of outstanding mortgage debt and $17.3 million of mortgage debt secured by two senior living communities classified as held for sale and presented separately in our condensed consolidated balance sheets. As of March 31, 2018, we believe we were in compliance with all applicable covenants under these agreements.

For more information regarding our debt financings and covenants, see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Related Person Transactions
We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust, AIC and others related to them. For example: SNH is our former parent company, our largest landlord, the owner of the senior living communities that we manage and a significant stockholder of us; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to SNH; RMR LLC employs our President and Chief Executive Officer, our Chief Financial Officer and Treasurer and our Senior Vice President and General Counsel; subsidiaries of ABP Trust, which is controlled by Adam D. Portnoy, its current sole trustee and one of our Managing Directors, are our largest stockholder and the landlord for our headquarters; and ABP Trust is the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have directors, trustees and officers who are also directors, trustees or officers of us, SNH, RMR LLC or RMR Inc., including: D&R Yonkers LLC, which is owned by our Chief Financial Officer and Treasurer and SNH’s former president and chief operating officer as of March 31, 2018 and to which we provide management services; and AIC, of which we, ABP Trust, SNH and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.
For more information about these and other such relationships and related person transactions, see Notes 9, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement with RMR LLC, our various agreements with SNH, our lease and other agreements with subsidiaries of ABP Trust and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Seasonality

Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, residents at our senior living communities are sometimes discharged to spend time with family and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

in decreased occupancies, increased costs or discharges to hospitals. As a result of these and other factors, these operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to cause fluctuations in our revenues or operating cash flows to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO INCREASE THE NUMBER OF SENIOR LIVING COMMUNITIES AND RESIDENTS WE SERVE,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY,

•	OUR ABILITY TO SELL COMMUNITIES WE OFFER FOR SALE,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE IMPACT OF THE ACA, OR THE POSSIBLE FUTURE REPEAL, REPLACEMENT OR MODIFICATION OF THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•
CHANGES IN MEDICARE OR MEDICAID POLICIES, INCLUDING THOSE THAT MAY RESULT FROM THE ACA, OR THE POSSIBLE FUTURE REPEAL, REPLACEMENT OR MODIFICATION OF THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED MEDICARE OR MEDICAID RATES OR A FAILURE OF SUCH RATES TO COVER OUR COSTS OR LIMIT THE SCOPE OR FUNDING OF EITHER OR BOTH PROGRAMS,

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

•
AT MARCH 31, 2018, WE HAD $31.2 MILLION OF UNRESTRICTED CASH AND CASH EQUIVALENTS AND $63.9 MILLION AVAILABLE FOR BORROWING UNDER OUR CREDIT FACILITY. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT IN THE FUTURE TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE HAVE SUFFICIENT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, SNH IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS WE MAY MAKE TO THE LEASED COMMUNITIES. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

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

•
THE LENDERS UNDER OUR CREDIT FACILITY HAVE WAIVED FOR THE WAIVER PERIOD ANY DEFAULT RESULTING FROM OUR NON-COMPLIANCE WITH THE LEVERAGE AND FIXED CHARGE COVERAGE RATIO COVENANTS CONTAINED IN OUR CREDIT AGREEMENT, WHICH MAY IMPLY THAT WE WILL BE IN COMPLIANCE WITH THOSE COVENANTS AS OF OR PRIOR TO THE END OF THE WAIVER PERIOD. HOWEVER, WE CANNOT BE SURE THAT WE WILL BE IN COMPLIANCE WITH THOSE COVENANTS BY THE END OF THE WAIVER PERIOD OR THAT OUR LENDERS WOULD GRANT US ANY FURTHER WAIVER OF ANY DEFAULT BEYOND THE END OF THE WAIVER PERIOD IF WE ARE NOT IN COMPLIANCE WITH THOSE COVENANTS AS OF THAT TIME,

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

•
IN DECEMBER 2017, WE SUBMITTED A FINAL SUPPLEMENTAL DISCLOSURE TO THE OIG, REGARDING OUR VOLUNTARY DISCLOSURE OF CERTAIN DOCUMENTATION DEFICIENCIES RELATED TO MEDICARE RECORDS AND OTHER MATTERS AT ONE OF OUR SKILLED NURSING FACILITIES. ALTHOUGH WE HAVE ACCRUED AN ESTIMATED REVENUE RESERVE FOR HISTORICAL MEDICARE PAYMENTS WE EXPECT TO REPAY AND WE HAVE ACCRUED AN ESTIMATED RESERVE FOR ADDITIONAL ASSOCIATED COSTS WE HAVE INCURRED OR EXPECT TO INCUR, INCLUDING OIG IMPOSED PENALTIES, WE CANNOT BE SURE THAT OUR RESERVES WILL BE ADEQUATE TO COVER THE FINAL REPAYMENT OBLIGATIONS WE ARE FINALLY DETERMINED TO OWE OR ANY ADDITIONAL ASSOCIATED COSTS. ALSO, OTHER DEFICIENCIES MAY BE DISCOVERED THAT COULD INCREASE OUR LIABILITY TO THE OIG AND THE ASSOCIATED COSTS,

•
OUR ACTIONS AND APPROACH TO MANAGING OUR INSURANCE COSTS, INCLUDING OUR OPERATING AN OFFSHORE CAPTIVE INSURANCE COMPANY AND SELF INSURING WITH RESPECT TO CERTAIN LIABILITY MATTERS, MAY NOT BE SUCCESSFUL AND COULD RESULT IN OUR INCURRING SIGNIFICANT COSTS AND LIABILITIES THAT WE WILL BE RESPONSIBLE FOR FUNDING,

•
CONTINGENCIES IN OUR AND SNH’S APPLICABLE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR AND SNH'S APPLICABLE PENDING ACQUISITIONS AND SALES AND ANY RELATED LEASE, MANAGEMENT OR POOLING ARRANGEMENTS WE MAY EXPECT TO ENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
WE AGREED TO SELL TWO SENIOR LIVING COMMUNITIES TO SNH FOR APPROXIMATELY $23.3 MILLION, INCLUDING SNH’S ASSUMPTION OF APPROXIMATELY $16.7 MILLION OF MORTGAGE DEBT PRINCIPAL, AND WE EXPECT TO ENTER MANAGEMENT AND POOLING ARRANGEMENTS WITH SNH FOR US TO MANAGE THESE SENIOR LIVING COMMUNITIES. THESE SALES ARE SUBJECT TO CONDITIONS. THESE CONDITIONS MAY NOT BE MET AND THESE SALES AND ANY RELATED MANAGEMENT AND POOLING ARRANGEMENTS MAY NOT OCCUR, MAY BE DELAYED BEYOND THE SECOND QUARTER OF 2018 OR THEIR TERMS MAY CHANGE,

•	WE AND SNH HAVE AGREED TO SELL ONE SNF OWNED BY SNH. THIS SALE IS SUBJECT TO CONDITIONS. THESE CONDITIONS MAY NOT BE MET AND THIS SALE MAY NOT OCCUR, MAY BE DELAYED OR ITS TERMS MAY CHANGE,

•	WE MAY NOT BE ABLE TO SELL PROPERTIES THAT WE MAY SEEK TO SELL ON TERMS ACCEPTABLE TO US OR OTHERWISE,

•	WE MAY FAIL TO SATISFY THE LISTING STANDARDS OF THE NASDAQ STOCK MARKET LLC, OR NASDAQ, WHICH COULD RESULT IN THE DELISTING OF OUR COMMON SHARES FROM NASDAQ,

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

PART II.  Other Information

Item 1. Legal Proceedings

We are defendants in two lawsuits filed by former employees in California. The first lawsuit, Lefevre v. Five Star Quality Care, Inc. was filed in San Bernardino County Superior Court in May 2015 and the second lawsuit, Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc. was filed in Orange County Superior Court in July 2015. The claims asserted against us in the similar, though not identical, complaints include: (i) failure to pay all wages due, (ii) failure to pay overtime, (iii) failure to provide meal and rest breaks, (iv) failure to provide itemized, printed wage statements, (v) failure to keep accurate payroll records and (vi) failure to reimburse business expenses. Both plaintiffs assert causes of action on behalf of themselves and on behalf of other similarly situated employees, including causes of action pursuant to the California Labor Code Private Attorney General Act. We believe that the claims against us are without merit and intend to vigorously defend against them. The risks of litigation are uncertain, and litigation is usually expensive and can be distracting to management. We can provide no assurance as to the outcome of these lawsuits. Our costs related to this litigation were $0.4 million in 2017. We incurred an additional $0.4 million of costs related to this litigation during the three months ended March 31, 2018.

Procedurally, both matters were removed to the U.S. District Court for the Central District of California, or the District Court, where we filed motions to compel arbitration in each matter. In December 2015, our motions to compel arbitration in both cases were denied and we appealed each to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. In Lefevre, the Ninth Circuit affirmed the District Court’s decision. In Mandviwala, the Ninth Circuit affirmed the District Court’s decision in part and reversed the District Court’s decision in part. We have filed petitions for writ of certiorari seeking review by the U.S. Supreme Court in both cases. We cannot predict whether the U.S. Supreme Court will review one or both cases or, if the U.S. Supreme Court were to agree to review one or both cases, whether the U.S. Supreme Court will decide in our favor. If the U.S. Supreme Court decides in our favor, the terms of the plaintiffs’ arbitration agreements will control and the lower courts will decide any remaining issues. If not, the merits of certain of these claims will be decided in litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2018:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	2,885	$1.50	—	$—
Total	2,885	$1.50	—	$—

(1)
This common share purchase was made to satisfy employee tax withholding and payment obligations of a former RMR LLC employee in connection with the vesting of awards of our common shares. We purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on December 29, 2017.

Item 5. Other Information

The lenders under our credit facility have waived for the period of six fiscal quarters commencing with the quarter ending March 31, 2018 and ending with the quarter ending June 30, 2019, any default resulting from our non-compliance with the leverage and fixed charge coverage ratio covenants contained in our credit agreement. In connection with this waiver, we agreed that, if at any time during the waiver period we are in non-compliance with either the leverage covenant or the fixed charge coverage ratio covenant (before giving effect to the waiver), the maximum amount available to be drawn under our credit facility (giving effect to applicable borrowing base conditions) less the aggregate outstanding extensions of credit under the credit facility will not be less than approximately $33.3 million. We have also agreed not to declare or pay any dividends, purchase, redeem, retire, defease or otherwise acquire for value any shares of our capital stock, return any capital to our stockholders or distribute any obligations, securities or other assets to our stockholders if we are not in compliance with the leverage covenant or the fixed charge coverage ratio covenant (before giving effect to the waiver) at the time of such action.

The foregoing descriptions of the waiver and the covenants contained in our credit agreement are qualified in their entirety by reference to the full text of the waiver, a copy of which is filed as Exhibit 10.2 to this Quarterly Report, and to the full text of our credit agreement, a copy of which is incorporated by reference as Exhibit 10.1 to this Quarterly Report.

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

10.1
Amended and Restated Credit Agreement, dated as of February 24, 2017, among the Company, the Guarantors party thereto, Citibank, N.A. and the other parties thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 24, 2017.)

10.2	Waiver, dated as of March 31, 2018. (Filed herewith.)
10.3	First Amendment to Transaction Agreement, dated as of March 29, 2018, between the Company and Senior Housing Properties Trust. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: May 15, 2018

/s/ Richard A. Doyle
Richard A. Doyle
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 15, 2018