Form 10-Q
period 2018-06-30
FIVE STAR SENIOR LIVING INC.
filed 2018-08-09
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No   ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of August 8, 2018:  50,582,844.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
JUNE 30, 2018

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.   Financial Information
Item 1.  Condensed Consolidated Financial Statements

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22,137	$26,255
Accounts receivable, net of allowance of $4,570 and $3,572 at June 30, 2018 and December 31, 2017, respectively	35,849	38,673
Due from related persons	6,502	4,774
Investments, of which $10,716 and $7,310 are restricted at June 30, 2018 and December 31, 2017, respectively	19,556	22,524
Restricted cash	19,842	20,747
Prepaid expenses and other current assets	20,677	25,132
Assets held for sale	—	59,080
Total current assets	124,563	197,185

Property and equipment, net	247,628	251,504
Equity investment of an investee	8,158	8,185
Restricted cash	1,841	1,476
Restricted investments	11,024	10,758
Other long term assets	6,145	6,800
Total assets	$399,359	$475,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable and accrued expenses	62,968	74,734
Accrued compensation and benefits	40,635	37,893
Due to related persons	18,567	18,683
Mortgage notes payable	327	316
Accrued real estate taxes	11,536	11,801
Security deposits and current portion of continuing care contracts	3,760	4,073
Other current liabilities	35,332	36,361
Liabilities held for sale	—	34,781
Total current liabilities	173,125	218,642

Long term liabilities:
Mortgage notes payable	7,705	7,872
Accrued self insurance obligations	34,656	33,082
Deferred gain on sale and leaseback transaction	62,782	66,087
Other long term liabilities	4,905	5,231
Total long term liabilities	110,048	112,272

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 50,585,604 and 50,524,424 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	506	505
Additional paid in capital	361,432	360,942
Accumulated deficit	(247,385)	(220,489)
Accumulated other comprehensive income	1,633	4,036
Total shareholders’ equity	116,186	144,994
	$399,359	$475,908
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Senior living revenue	$270,882	$280,852	$545,407	$563,284
Management fee revenue	3,777	3,554	7,399	7,117
Reimbursed costs incurred on behalf of managed communities	68,439	65,619	135,809	130,313
Total revenues	343,098	350,025	688,615	700,714

Operating expenses:
Senior living wages and benefits	140,713	136,610	276,882	274,941
Other senior living operating expenses	75,764	74,573	149,541	147,842
Costs incurred on behalf of managed communities	68,439	65,619	135,809	130,313
Rent expense	52,113	51,514	104,358	102,745
General and administrative expenses	18,477	19,345	38,440	38,882
Depreciation and amortization expense	8,977	9,801	17,837	19,287
Gain on sale of senior living communities	(1,509)	—	(7,193)	—
Long lived asset impairment	365	176	365	386
Total operating expenses	363,339	357,638	716,039	714,396

Operating loss	(20,241)	(7,613)	(27,424)	(13,682)

Interest, dividend and other income	218	208	385	392
Interest and other expense	(604)	(1,083)	(1,307)	(2,061)
Unrealized gain (loss) on equity investments	44	—	(6)	—
Realized (loss) gain on sale of debt and equity investments, net of tax	(42)	242	(10)	281

Loss before income taxes and equity in earnings of an investee	(20,625)	(8,246)	(28,362)	(15,070)
(Provision) benefit for income taxes	(281)	1,366	(537)	1,275
Equity in earnings of an investee, net of tax	12	374	56	502
Net loss	$(20,894)	$(6,506)	$(28,843)	$(13,293)

Weighted average shares outstanding—basic and diluted	49,653	49,192	49,624	49,177

Net loss per share—basic and diluted	$(0.42)	$(0.13)	$(0.58)	$(0.27)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(20,894)	$(6,506)	$(28,843)	$(13,293)
Other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(43)	87	(440)	359
Equity in unrealized gain (loss) of an investee, net of tax	10	58	(83)	180
Realized loss (gain) on investments reclassified and included in net loss, net of tax	70	(242)	67	(281)
Other comprehensive income	37	(97)	(456)	258
Comprehensive loss	$(20,857)	$(6,603)	$(29,299)	$(13,035)
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(28,843)	$(13,293)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	17,837	19,287
Gain on sale of senior living communities	(7,193)	—
Unrealized loss on equity investments	6	—
Realized loss (gain) on sale of debt and equity investments	10	(281)
Loss on disposal of property and equipment	209	113
Long lived asset impairment	365	386
Equity in earnings of an investee	(56)	(502)
Stock based compensation	491	558
Provision for losses on receivables	2,637	2,418
Amortization of deferred gain on sale and leaseback transaction	(3,305)	(3,304)
Other noncash expense (income) adjustments, net	96	265
Changes in assets and liabilities:
Accounts receivable	187	(3,343)
Prepaid expenses and other assets	4,766	559
Accounts payable and accrued expenses	(11,165)	(1,299)
Accrued compensation and benefits	2,742	3,680
Due from related persons, net	(1,798)	6,938
Other current and long term liabilities	(302)	(609)
Cash (used in) provided by operating activities	(23,316)	11,573

Cash flows from investing activities:
Acquisition of property and equipment	(23,680)	(38,012)
Purchases of investments	(2,682)	(9,389)
Proceeds from sale of property and equipment	8,529	19,308
Proceeds from sale of communities	31,853	—
Proceeds from sale of investments	4,981	12,791
Cash provided by (used in) investing activities	19,001	(15,302)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	5,000	35,000
Repayments of borrowings on revolving credit facility	(5,000)	(35,000)
Repayments of mortgage notes payable	(343)	(672)
Payment of deferred financing fees	—	(1,898)
Cash used in financing activities	(343)	(2,570)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	1,003
Net cash flows provided by discontinued operations	—	1,003

Change in cash and cash equivalents and restricted cash	(4,658)	(5,296)
Cash and cash equivalents and restricted cash at beginning of period	48,478	33,576
Cash and cash equivalents and restricted cash at end of period	$43,820	$28,280

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$22,137	$7,200
Restricted cash	21,683	21,080
Cash and cash equivalents and restricted cash at end of period	$43,820	$28,280

Supplemental cash flow information:
Cash paid for interest	$1,002	$1,914
Cash paid for income taxes, net	$348	$198

Non-cash activities:
Real estate sale	$33,364	$—
Mortgage notes assumed by purchaser in real estate sale	$33,364	$—
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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of June 30, 2018, we operated 283 senior living communities located in 32 states with 31,800 living units, including 254 primarily independent and assisted living communities with 29,295 living units and 29 SNFs with 2,505 living units. As of June 30, 2018, we owned and operated 20 of these senior living communities (2,108 living units), we leased and operated 188 of these senior living communities (20,182 living units) and we managed 75 of these senior living communities (9,510 living units). Our 283 senior living communities, as of June 30, 2018, included 10,741 independent living apartments, 16,287 assisted living suites and 4,772 SNF units. The foregoing numbers exclude living units categorized as out of service.

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

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, under the modified retrospective approach applied to certain contracts which were not completed as of December 31, 2017 using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within that portfolio. This approach will also be used for future contract modifications, if any. The five step model defined by ASC Topic 606 requires us to (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. Our adoption of ASC Topic 606 did not result in an adjustment to our retained earnings and did not have a material impact on the amount and timing of our revenue recognition for the three and six months ended June 30, 2018.

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

In our SNFs and certain of our independent and assisted living communities where we provide SNF services, we are paid fixed daily rates from governmental and contracted third party payers, and we charge a predetermined fixed daily rate for private pay residents. These fixed daily rates and certain other fees are billed monthly in arrears. Although there are complex regulatory compliance rules governing fixed daily rates, we have no episodic payments or capitation arrangements. We currently use the “most likely amount” technique to estimate revenue in accordance with ASC Topic 606, although rates are generally known and considered fixed prior to services being performed, whether included in the resident agreement or contracted with governmental or third party payers. Rate adjustments from Medicare or Medicaid are recorded when known (without regard to when the assessment is paid or withheld), and subsequent adjustments to these amounts are recorded in revenues when known. Billings under certain of these programs are subject to audit and possible retroactive adjustment, and related revenue is recorded at the amount we ultimately expect to receive, which is inclusive of the estimated retroactive adjustments or refunds, if any, under reimbursement programs. Retroactive adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Revenue is recognized when performance obligations are satisfied by transferring control of the service provided to the resident, which is generally when services are provided over the duration of care. We derived approximately 22.8% and 23.0% of our senior living revenues for the three months ended June 30, 2018 and 2017, respectively, and 23.2% and 23.1% for the six months ended June 30, 2018 and 2017, respectively, from payments under Medicare and Medicaid programs.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

The following table presents revenue disaggregated by type of contract and payer:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Leasing revenue (1)	161,778	323,882
Revenue from contracts with customers:
Medicare and Medicaid programs (1)	61,824	126,427
Additional requested services, and private pay and other third party payer SNF services (1)	47,280	95,098
Management fee revenue	3,777	7,399
Reimbursed costs incurred on behalf of managed communities	68,439	135,809
	181,320	364,733
Total revenues	343,098	688,615

(1)	Included in senior living revenue in our consolidated statements of operations.

Recent Accounting Pronouncements

On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Prior to our adoption of this ASU, we recorded changes in the fair value of our equity investments through other comprehensive income. Pursuant to this ASU, these changes will now be recorded through earnings. We adopted this ASU using the cumulative effect adjustment method and recorded an adjustment of $1,107 on January 1, 2018 to accumulated other comprehensive income and accumulated deficit in our consolidated balance sheets. Affiliates Insurance Company, or AIC, a private company in which we have an equity investment, chose to early adopt this ASU during the second quarter of 2018, and therefore we recorded a cumulative effect adjustment of $840 to accumulated other comprehensive income and accumulated deficit in our consolidated balance sheets to reflect our share of AIC's adjustment to its equity investments. See Note 11 for more information regarding our arrangements with AIC.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Additionally, real estate sales are within the scope of ASU No. 2014-09, as amended by ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. Under these ASUs, income recognition for real estate sales is primarily based on the transfer of control of the real estate rather than the continuing involvement in the real estate under the current guidance. As a result, more of our transactions may qualify as real estate sales and we may be required to recognize gains or losses sooner. We adopted these ASUs on January 1, 2018 using the modified retrospective approach. The adoption of these ASUs did not result in any adjustment to our initial retained earnings and did not result in any significant change to the amount and timing of our revenue recognition. The adoption of these ASUs did result in expanded disclosures related to the nature, amount, timing and uncertainty of our revenue and cash flows arising from our contracts with customers that are included within the scope of these ASUs. See also the discussion above under “Revenue Recognition” for more information regarding the impact of these ASUs on our consolidated financial statements.

On January 1, 2018, we adopted FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how entities present and classify certain cash receipts and cash payments in the statement of cash flows. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On January 1, 2018, we adopted FASB ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the reconciliation of the beginning-of-period and end-of-period amounts presented in the statement of cash flows include restricted cash and restricted cash equivalents. We adopted this ASU retrospectively to all periods presented in our consolidated statement of cash flows. Pursuant to this ASU, in the event restricted cash is presented separately from cash and cash equivalents in the balance sheets, entities are required to reconcile the amounts presented in the statement of cash flows to

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

the amounts presented in the balance sheet and to disclose information about the nature of the restrictions. We have presented our consolidated statement of cash flows to reconcile both cash and cash equivalents and restricted cash and restricted cash equivalents and have provided a reconciliation to the amounts presented in our consolidated statements of cash flows to the amounts presented in our consolidated balance sheets.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. This ASU requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which works to improve on certain aspects of ASU No. 2016-02 identified by stakeholders as problematic or difficult to implement, including the adoption method. Currently, entities are required to adopt this ASU using a modified retrospective transition method. Under that transition method, an entity initially applies this ASU at the beginning of the earliest period presented in its financial statements. ASU No. 2018-11 provides another adoption method, which allows entities to initially apply ASU No. 2016-02 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. ASU No. 2018-11 also provides lessors with a practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component if certain conditions are met. In addition, ASU No. 2018-11 clarifies which ASC Topic (Topic 842 or Topic 606) applies for the combined component. Specifically, if the non-lease components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC Topic 606. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC Topic 842. While we are continuing to assess the potential impact that the adoption of ASU No. 2016-02 may have on our consolidated financial statements, we believe the adoption of this ASU will have a material impact on our consolidated balance sheets due to the recognition of lease rights and obligations as assets and liabilities. While the adoption of this ASU will not affect the rent we pay, we expect the amounts presented in our consolidated statements of operations and comprehensive loss to change materially.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This ASU eliminates the probable initial recognition threshold and instead requires reflection of an entity’s current estimate of all expected credit losses. In addition, this ASU amends the current available for sale security other-than-temporary impairment model for debt securities. The length of time that the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists and credit losses will now be limited to the difference between a security’s amortized cost basis and its fair value. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), which shortens the amortization period for certain callable debt securities held at a premium. Specifically, this ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which permits an entity to reclassify the tax effects that remain recorded within other comprehensive income to retained earnings as a result of tax reform legislation that became effective in December 2017. This ASU is effective for reporting periods beginning after December 15, 2018. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from non-employees. This ASU is

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consists of the following:

	June 30, 2018	December 31, 2017
Land	$16,383	$16,383
Buildings and improvements	208,079	211,812
Furniture, fixtures and equipment	225,395	208,262
Property and equipment, at cost	449,857	436,457
Accumulated depreciation	(202,229)	(184,953)
Property and equipment, net	$247,628	$251,504

We recorded depreciation expense relating to our property and equipment of $8,957 and $9,729 for the three months ended June 30, 2018 and 2017, respectively, and $17,797 and $19,131 for the six months ended June 30, 2018 and 2017, respectively.

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded impairment charges to certain of our long lived assets of $365 for each of the three and six months ended June 30, 2018 and $176 and $386 for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018 and December 31, 2017, we had $0 and $59,080, respectively, of net property and equipment classified as held for sale and presented separately in our consolidated balance sheets. See Note 9 for more information regarding our communities that we had classified as held for sale.

As of June 30, 2018, we had $2,561 of assets related to our leased senior living communities included in our property and equipment that we expect to request SNH to purchase from us for an increase in future rent; however, SNH is not obligated to purchase such amounts. See Note 9 for more information regarding our leases and other arrangements with SNH.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the six months ended June 30, 2018:

	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2018	$642	$3,394	$4,036
Cumulative effect of reclassification of unrealized gain on equity investments in connection with the adoption of FASB ASU No. 2016-01	(840)	(1,107)	(1,947)
Unrealized loss on investments, net of tax	—	(440)	(440)
Equity in unrealized loss of an investee, net of tax	(83)	—	(83)
Realized loss on investments reclassified and included in net loss, net of tax	—	67	67
Balance at June 30, 2018	$(281)	$1,914	$1,633

Accumulated other comprehensive income represents the unrealized gains and losses of our debt investments, net of tax, and our share of other comprehensive income of AIC. See Note 11 for more information regarding our arrangements with AIC.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Note 5.  Income Taxes

We recognized a provision for income taxes of $281 and $537 for the three and six months ended June 30, 2018, respectively. We recognized a benefit for income taxes of $1,366 and $1,275 for the three and six months ended June 30, 2017, respectively. The provision for income taxes for the three and six months ended June 30, 2018 relates to our state income taxes. The benefit for income taxes for the three and six months ended June 30, 2017 is due primarily to our monetization of alternative minimum tax credits during the second quarter of 2017.

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

Note 6.  Earnings Per Share

We calculated basic earnings per common share, or EPS, for the three and six months ended June 30, 2018 and 2017 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The three months ended June 30, 2018 and 2017 had 1,245,186 and 1,097,605, respectively, and the six months ended June 30, 2018 and 2017 had 1,255,478 and 1,021,037, respectively, of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Recurring Fair Value Measures

The tables below present the assets measured at fair value at June 30, 2018 and December 31, 2017 categorized by the level of inputs used in the valuation of each asset.

	As of June 30, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$24,137	$24,137	$—	$—
Investments:
Equity investments(2)
Financial services industry	1,935	1,935	—	—
REIT industry	123	123	—	—
Other	4,036	4,036	—	—
Total equity investments	6,094	6,094	—	—
Debt investments:(3)
International bond fund(4)	2,492	—	2,492	—
High yield fund(5)	2,755	—	2,755	—
Industrial bonds	2,049	—	2,049	—
Technology bonds	2,617	—	2,617	—
Government bonds	10,509	10,509	—	—
Energy bonds	592	—	592	—
Financial bonds	1,460	—	1,460	—
Other	2,012	—	2,012	—
Total debt investments	24,486	10,509	13,977	—
Total investments	30,580	16,603	13,977	—
Total	$54,717	$40,740	$13,977	$—

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

(1)
Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $20,518 and $20,316 of balances that are restricted at June 30, 2018 and December 31, 2017, respectively.

(2)
The fair value of our equity investments is readily determinable. During the six months ended June 30, 2018 and 2017, we received gross proceeds of $561 and $2,772, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $65 and $313, respectively, and gross realized losses totaling $4 and $142, respectively.

(3)
As of June 30, 2018, our debt investments, which are classified as available for sale, had a fair value of $24,486 with an amortized cost of $23,601; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,296, net of unrealized losses of $411. As of December 31, 2017, our debt investments had a fair value of $26,844 with an amortized cost of $25,589; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,401, net of unrealized losses of $146. Debt investments include $15,616 and $18,068 of balances that are restricted as of June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, 53 of the securities we hold, with a fair value of $15,226, have been in a loss position for less than 12 months and eight of the investments we hold, with a fair value of $1,824, have been in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals, or we intend to hold these investments until recovery, and other factors that support our conclusion that the loss is temporary. During the six months ended June 30, 2018 and 2017, we received gross proceeds of $4,420 and $10,019, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $9 and $139, respectively, and gross realized losses totaling $80 and $29, respectively. We record gains and losses on the sales of these investments using the specific identification method.

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

During the six months ended June 30, 2018, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2018.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

The carrying value of accounts receivable and accounts payable approximates fair value as of June 30, 2018 and December 31, 2017.  The carrying value and fair value of our mortgage notes payable were $8,032 and $9,150, respectively, as of June 30, 2018 and $8,188 and $9,617, respectively, as of December 31, 2017, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date. The carrying value and fair value of our mortgage notes payable as of December 31, 2017 excludes $34,781 of mortgage notes payable categorized as held for sale and presented separately in our condensed consolidated balance sheets. See Note 9 for more information regarding our communities classified as held for sale.

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

Note 8.  Indebtedness

We previously had a $100,000 secured revolving credit facility, or our prior credit facility, which was scheduled to mature in April 2017. In February 2017, we replaced our prior credit facility with a new $100,000 secured revolving credit facility, or our credit facility, with terms substantially similar to those of our prior credit facility. We paid fees of $1,889 in 2017 in connection with the closing of our credit facility, which fees were deferred and are being amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, provides for issuance of letters of credit and matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our credit facility for two, one year periods. We are required to pay interest at a rate based on, at our option, LIBOR or a base rate, plus a premium, or 4.50% and 6.50%, respectively, per annum as of June 30, 2018, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. We can borrow, repay and re-borrow funds available until maturity, and no principal repayment is due until maturity. The weighted average annual interest rate for borrowings under our credit facility was 6.50% and 5.44% for the six months ended June 30, 2018 and 2017, respectively. We incurred aggregate interest expense and other associated costs related to our credit facilities of $270 and $305 for the three months ended June 30, 2018 and 2017, respectively, and $535 and $490 for the six months ended June 30, 2018 and 2017, respectively.

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

The lenders under our credit facility have waived for the period of six fiscal quarters commencing with the quarter ended March 31, 2018 and ending with the quarter ending June 30, 2019, or the waiver period, any default resulting from our non-compliance with the leverage and fixed charge coverage ratio covenants contained in our credit agreement. In connection with this waiver, we agreed that, if at any time during the waiver period we are in non-compliance with either the leverage covenant or the fixed charge coverage ratio covenant (before giving effect to the waiver), the maximum amount available to be drawn under our credit facility (giving effect to applicable borrowing base conditions) less the aggregate outstanding extensions of credit under the credit facility will not be less than approximately $33,333. We have also agreed not to declare or pay any dividends, purchase, redeem, retire, defease or otherwise acquire for value any shares of our capital stock, return any capital to our stockholders or distribute any obligations, securities or other assets to our stockholders if we are not in compliance with the leverage covenant or the fixed charge coverage ratio covenant (before giving effect to the waiver) at the time of such action.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

At June 30, 2018, we had eight irrevocable standby letters of credit outstanding, totaling $25,424. In June 2018, we increased, from $17,800 to $22,700, one of these letters of credit which secures our workers' compensation insurance program, and this letter of credit is currently collateralized by approximately $17,910 of cash equivalents and $6,124 of debt and equity investments. This letter of credit currently matures in June 2019, at which time we expect to renew it for an amount then required for our workers' compensation insurance program. At June 30, 2018, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short term restricted cash in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short term investments in our condensed consolidated balance sheets. The remaining seven irrevocable standby letters of credit outstanding at June 30, 2018, totaling $2,724, secure certain of our other obligations. These letters of credit currently mature between September 2018 and May 2019 and are required to be renewed annually. Our obligations under these seven letters of credit are issued under our credit facility. As of June 30, 2018, we had these seven letters of credit, totaling $2,724, issued and outstanding under our credit facility, and, after giving effect to the waiver described above, $60,934 available for borrowing under our credit facility.

At June 30, 2018, one of our senior living communities was encumbered by a mortgage. This mortgage contains standard mortgage covenants. We recorded a mortgage discount in connection with the assumption of this mortgage as part of our acquisition of the community secured by this mortgage in order to record this mortgage at its estimated fair value. We amortize this mortgage discount as an increase in interest expense until the maturity of this mortgage. This mortgage requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage as of June 30, 2018:

Balance as of		Contractual Stated	Effective		Monthly
June 30, 2018		Interest Rate	Interest Rate	Maturity Date	Payment	Lender Type

$8,324	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation

(1)	Contractual principal payment excluding unamortized discount and debt issuance costs of $292.

We incurred mortgage interest expense, net of discount amortization, of $334 and $778 for the three months ended June 30, 2018 and 2017, respectively, and $772 and $1,571 for the six months ended June 30, 2018 and 2017, respectively. This mortgage requires monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from these escrows require Federal Home Loan Mortgage Corporation approval.
In February 2018, in connection with the sale of one of our senior living communities to SNH, SNH assumed a Federal National Mortgage Association mortgage that had a principal balance of $16,776 and required interest at the contracted rate of 6.64% per annum. In connection with SNH's assumption of this debt, we recorded a gain of $543, which amount is included in gain on sale of senior living communities in our condensed consolidated statements of operations.

In June 2018, in connection with the sale of two of our senior living communities to SNH, SNH assumed a commercial lender mortgage that had a principal balance of $16,588 and required interest at the contracted rate of 5.75% per annum. In connection with SNH's assumption of this debt, we recorded a gain of $638, which amount is included in gain on sale of senior living communities in our condensed consolidated statements of operations.

As of June 30, 2018, we believe we were in compliance with all applicable covenants under our mortgage debt and, giving effect to the waiver discussed above, our credit facility.

Note 9. Leases and Management Agreements with SNH

Senior Living Communities Leased from SNH. We are SNH’s largest tenant and SNH is our largest landlord. As of June 30, 2018 and 2017, we leased 184 and 185 senior living communities from SNH, respectively. We lease senior living communities from SNH pursuant to five leases with SNH. Our total annual rent payable to SNH as of June 30, 2018 and 2017 was $207,007 and $205,370, respectively, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH in June 2016 described below, was $51,391 and $50,792 for the three months ended June 30, 2018 and 2017, respectively, and $102,913 and $101,302 for the six months ended June 30, 2018 and 2017, respectively, which amounts included estimated percentage rent of $1,290 and $1,391 for the three months ended June 30, 2018 and 2017, respectively, and $2,681 and $2,835 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, we had outstanding rent due and payable to

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

SNH of $18,488 and $18,555, respectively, which amounts are included in due to related persons in our condensed consolidated balance sheets.

Pursuant to the terms of our leases with SNH, for the six months ended June 30, 2018 and 2017, we sold to SNH $8,529 and $19,308, respectively, of improvements to communities leased from SNH. As a result, the annual rent payable by us to SNH increased by approximately $680 and $1,547 as of June 30, 2018 and 2017, respectively. As of June 30, 2018, our property and equipment included $2,561 for similar improvements to communities leased from SNH that we expect to request SNH to purchase from us for an increase in future rent; however, SNH is not obligated to purchase these improvements.

In June 2016, we entered an agreement with SNH pursuant to which, on June 29, 2016, we sold seven senior living communities to SNH for an aggregate purchase price of $112,350, and SNH simultaneously leased these communities back to us under a new long term lease agreement. Under the new lease, we are required to pay SNH initial annual rent of $8,426, plus percentage rent beginning in 2018.

In accordance with FASB ASC Topic 840, Leases, the June 2016 sale and leaseback transaction qualifies for sale-leaseback accounting. Accordingly, the gain generated from the sale of $82,644 was deferred and is being amortized as a reduction of rent expense over the initial term of the lease. As of June 30, 2018 and December 31, 2017, the short term portion of the deferred gain in the amount of $6,609 is presented in other current liabilities in our condensed consolidated balance sheets, and the long term portion is presented separately in our condensed consolidated balance sheets.

In June 2018, we and SNH sold to a third party one SNF, which was previously leased to us, located in California with 97 living units for a sales price of approximately $6,500, excluding closing costs. We recorded a loss of $40 for the three months ended June 30, 2018 as a result of this sale which loss is included in gain on sale of senior living communities in our condensed consolidated statements of operations. This community, while leased by us, generated a loss from operations before income taxes of $238 and $59 for the three months ended June 30, 2018 and 2017, respectively, and $259 and $102 for the six months ended June 30, 2018 and 2017, respectively, excluding the loss on sale of the community. Pursuant to the terms of our lease with SNH, as a result of this sale, our annual rent payable to SNH decreased by 10% of the net proceeds that SNH received from this sale, in accordance with the terms of the applicable lease.

Also in June 2018, SNH acquired an additional living unit at a senior living community we lease from SNH located in Florida which was added to the lease for that senior living community, and, as a result of this acquisition, our annual rent payable to SNH increased by $14 in accordance with the terms of such lease.

Senior Living Communities Managed for the Account of SNH and its Related Entities. As of June 30, 2018 and 2017, we managed 75 and 68 senior living communities, respectively, for the account of SNH. We earned base management fees of $3,465 and $3,276 from the senior living communities we managed for the account of SNH for the three months ended June 30, 2018 and 2017, respectively, and $6,888 and $6,509 for the six months ended June 30, 2018 and 2017, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of SNH of $243 and $236 for the three months ended June 30, 2018 and 2017, respectively, and $371 and $500 for the six months ended June 30, 2018 and 2017, respectively. These amounts are included in management fee revenue in our condensed consolidated statements of operations.

In November 2017, we entered a transaction agreement with SNH, or the transaction agreement, pursuant to which we agreed to sell six senior living communities to SNH and, as we sold these communities, enter new management agreements with SNH for us to manage such communities for SNH, with the new management agreements being combined pursuant to two new pooling agreements between us and SNH.

In December 2017, January 2018, February 2018 and June 2018 we sold to, and began managing for the account of, SNH these six senior living communities and, concurrently with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling agreements. Pursuant to the terms of the management and pooling agreements for five of the senior living communities subject to the transaction agreement, SNH will pay us a management fee equal to 5% of the gross revenues realized at these communities plus reimbursement for our direct costs and expenses related to our operation of these communities, as well as an annual incentive fee equal to 20% of the annual net operating income of such communities remaining after SNH realizes an annual minimum return equal to 7% of its invested capital for these senior living communities. The other senior living community subject to the transaction agreement is subject to an ongoing construction, expansion and development project. The terms of the management and pooling agreements for this community are substantially

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

the same as the terms of the management and pooling agreements for the other five senior living communities, except that SNH’s annual minimum return on invested capital related to the ongoing construction, expansion and development project at this community will be an amount equal to the interest rate then applicable to SNH's borrowings under its revolving credit facility plus 2% per annum. This determination of annual minimum return for this senior living community will apply until the earlier of 12 months after a certificate of occupancy is issued with respect to the project or January 2021; thereafter, the amount of annual minimum return on invested capital related to this project will be 7% of SNH’s invested capital. Also pursuant to the terms of the management and pooling agreements for these senior living communities, SNH will pay us a fee for our management of capital expenditure projects at these senior living communities equal to 3% of amounts funded by SNH. The terms of these management and pooling agreements will expire in 2041 and will be subject to automatic renewals, unless earlier terminated or timely notices of nonrenewal are delivered.

In accordance with FASB ASC Topic 360, Property, Plant and Equipment, or ASC 360, these six senior living communities met the conditions to be classified as held for sale in November 2017. These six senior living communities, while owned by us, generated income (loss) from operations before income taxes of $(52) and $693 for the three months ended June 30, 2018 and 2017, respectively, and $151 and $1,269 for the six months ended June 30, 2018 and 2017, respectively, excluding the gain on sale of the communities. These amounts are included in our condensed consolidated statements of operations.

In December 2017, we sold two of the six senior living communities described above for an aggregate sales price of $39,150. These two senior living communities had an aggregate carrying value of $29,444, net of mortgage debt and discount of $2,303. In accordance with ASC 360, these two transactions qualify as real estate sales and the gains on these transactions were recognized immediately in accordance with the full accrual method as a result of our lack of continuing involvement in the ownership of the senior living communities after completing these sales. The carrying value of these senior living communities was not included in our condensed consolidated balance sheet as of December 31, 2017.

In January and February 2018, we sold two additional senior living communities described above for an aggregate sales price of $41,917. These two senior living communities had an aggregate carrying value of $19,425, net of mortgage debt and premiums of $17,356, of which the principal amount of $16,776 was assumed by SNH. These transactions are accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with the adoption of these new ASUs on January 1, 2018. Under these new ASUs, the income recognition for real estate sales is largely based on the transfer of control rather than continuing involvement in the ownership of the real estate. We recorded a gain of $5,684 for the three months ended March 31, 2018 as a result of the sale of these two senior living communities, which gain is presented separately in our condensed consolidated statements of operations.

In June 2018, we sold the remaining two senior living communities described above for an aggregate sales price of $23,300. These two senior living communities had an aggregate carrying value of $5,163, net of mortgage debt and premiums of $17,226, of which the principal amount of $16,588 was assumed by SNH. These transactions are accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with our adoption of these new ASUs on January 1, 2018. We recorded a gain of $1,549 for the three months ended June 30, 2018 as a result of the sale of these two senior living communities, which gain is included in gain on sale of senior living communities in our condensed consolidated statements of operations.

In June 2018, we began managing for SNH a senior living community located in California with 98 living units pursuant to a management agreement and our existing Pooling Agreement No. 12 with SNH, which we and SNH concurrently amended and restated to include that senior living community. Pursuant to the terms of the management agreement for this senior living community and our Amended and Restated Pooling Agreement No. 12 with SNH, we will earn a management fee equal to 5% of the gross revenues realized at this community plus reimbursement for our direct costs and expenses related to our operation of this community, as well as an annual incentive fee equal to 20% of the annual net operating income of this community remaining after SNH realizes an annual minimum return of $1,000 plus 7% of its invested capital for this community in excess of $500 made after the date we began managing this community, and that SNH’s annual minimum return for this community will not be used in determining whether or not there is a priority return shortfall, as defined, under the Amended and Restated Pooling Agreement No. 12 until 2019.

We also provide certain other services to residents at some of the senior living communities we manage for SNH, such as rehabilitation services. At senior living communities we manage for the account of SNH where we provide rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation services. At senior living communities we manage for the account of SNH where we provide both inpatient and outpatient rehabilitation

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

services, SNH generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $1,660 and $1,886 for the three months ended June 30, 2018 and 2017, respectively, and $3,359 and $3,868 for the six months ended June 30, 2018 and 2017, respectively, for rehabilitation services we provided at senior living communities we manage for the account of SNH and that are payable by SNH. These amounts are included in senior living revenue in our condensed consolidated statements of operations.

In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns, and we manage, located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC. As of June 30, 2018, D&R Yonkers LLC was owned by our Executive Vice President, Chief Financial Officer and Treasurer and by SNH’s former president and chief operating officer. We count the part of this senior living community that we manage for D&R Yonkers LLC and the part of this senior living community that we manage for the account of SNH as one senior living community. We earned management fees of $69 and $42 for the three months ended June 30, 2018 and 2017, respectively, and $140 and $108 for the six months ended June 30, 2018 and 2017, respectively, under this management arrangement with D&R Yonkers LLC, which amounts are included in management fee revenue in our condensed consolidated statements of operations.

Note 10. Business Management Agreement with RMR LLC

The RMR Group LLC, or RMR LLC, provides us certain services that we require to operate our business and which relate to various aspects of our business. RMR LLC provides these services pursuant to a business management agreement.

Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $2,257 and $2,286 for the three months ended June 30, 2018 and 2017, respectively, and $4,514 and $4,553 for the six months ended June 30, 2018 and 2017, respectively. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $54 and $67 for the three months ended June 30, 2018 and 2017, respectively, and $123 and $134 for the six months ended June 30, 2018 and 2017, respectively, which amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

Note 11. Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust, AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Directors or officers.

SNH. SNH is currently one of our largest stockholders, owning, as of June 30, 2018, 4,235,000 of our common shares, or approximately 8.4% of our outstanding common shares. We lease from, and manage for the account of, SNH a majority of the senior living communities we operate. RMR LLC provides management services to both us and SNH and Adam D. Portnoy, one of our Managing Directors, also serves as a managing trustee of SNH. See Notes 9 and 10 for more information regarding our relationships, agreements and transactions with SNH and certain parties related to it and us.

RMR LLC. We have an agreement with RMR LLC to provide management services to us. See Note 10 for more information regarding our management agreement with RMR LLC.

ABP Trust. A subsidiary of ABP Trust is our largest stockholder, owning, as of June 30, 2018, 17,999,999 of our common shares, or approximately 35.6% of our outstanding common shares. Adam D. Portnoy, one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., or RMR Inc.; RMR Inc. is the managing member of RMR LLC. We lease our headquarters from another subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $415 and $423 for the three months ended June 30, 2018 and 2017, respectively, and $879 and $796 for the six months ended June 30, 2018 and 2017, respectively.

AIC. We, ABP Trust, SNH and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay, as of June 30, 2018, aggregate annual premiums, including taxes and fees, of approximately $2,944 in connection with this insurance program for the policy year ending June 30, 2019, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

As of June 30, 2018 and December 31, 2017, our investment in AIC had a carrying value of $8,158 and $8,185, respectively. These amounts are presented as equity investment of an investee in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of operations. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities that are owned by AIC related to our investment in AIC.

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

As previously disclosed, in July 2017, as a result of our compliance program to review records related to our Medicare billing practices, we became aware of certain potential inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we have made a voluntary disclosure of deficiencies to the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted supplemental disclosures to the OIG in December 2017 and March 2018. At December 31, 2017, we accrued an estimated revenue reserve of $888 for historical Medicare payments we received and expect to repay as a result of these deficiencies, which amount we reduced to $759 in March 2018. The entire $759 reserve remained accrued and unpaid at June 30, 2018. In addition, at December 31, 2017, we recorded an aggregate $658 expense for additional costs we incurred as a result of this matter, including estimated OIG imposed penalties, which amount we reduced to $594 in March 2018, and thereafter recorded an additional expense of $55 and $20 for further costs related to this matter for the three months ended March 31, 2018 and June 30, 2018, respectively. Our total expense for costs incurred related to this matter at June 30, 2018 was $669, $636 of which remained accrued and unpaid at June 30, 2018.

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
In November 2017, we entered the transaction agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH for $104.4 million, including SNH’s assumption of approximately $33.5 million of mortgage debt principal secured by certain of these senior living communities, and excluding closing costs. In December 2017, January 2018, February 2018 and June 2018, we sold to, and began managing for the account of, SNH two of these senior living communities located in Alabama and Indiana, one of these senior living communities located in Tennessee, one of these senior living communities located in Arizona and two of these senior living communities located in Tennessee, respectively, and concurrently with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling arrangements with SNH. For more information regarding our leases and management agreements and other transactions with SNH, see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Three Months Ended June 30, 2018 and 2017:
The following tables present a summary of our operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(dollars in thousands, except average monthly rate)	2018	2017	Change	%/bps Change
Senior living revenue	$270,882	$280,852	$(9,970)	(3.5)%
Management fee revenue	3,777	3,554	223	6.3%
Reimbursed costs incurred on behalf of managed communities	68,439	65,619	2,820	4.3%
Total revenues	343,098	350,025	(6,927)	(2.0)%
Senior living wages and benefits	(140,713)	(136,610)	4,103	3.0%
Other senior living operating expenses	(75,764)	(74,573)	1,191	1.6%
Costs incurred on behalf of managed communities	(68,439)	(65,619)	2,820	4.3%
Rent expense	(52,113)	(51,514)	599	1.2%
General and administrative expenses	(18,477)	(19,345)	(868)	(4.5)%
Depreciation and amortization expense	(8,977)	(9,801)	(824)	(8.4)%
Gain on sale of senior living communities	1,509	—	1,509	100.0%
Long lived asset impairment	(365)	(176)	189	107.4%
Interest, dividend and other income	218	208	10	4.8%
Interest and other expense	(604)	(1,083)	(479)	(44.2)%
Unrealized gain on equity investments	44	—	44	100.0%
Realized (loss) gain on sale of debt and equity investment, net of tax	(42)	242	(284)	(117.4)%
(Provision) benefit for income taxes	(281)	1,366	1,647	120.6%
Equity in earnings of an investee, net of tax	12	374	(362)	(96.8)%
Net loss	$(20,894)	$(6,506)	$(14,388)	(221.1)%
Total number of communities (end of period):
Owned and leased communities	208	215	(7)	(3.3)%
Managed communities	75	68	7	10.3%
Number of total communities	283	283	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	22,290	23,014	(724)	(3.1)%
Managed living units (1)	9,510	8,806	704	8.0%
Number of total living units (1)	31,800	31,820	(20)	(0.1)%
Owned and leased communities:
Occupancy % (1)	81.4%	83.1%	n/a	(170)	bps
Average monthly rate (2)	$4,709	$4,715	$(6)	(0.1)%
Percent of senior living revenue from Medicaid	12.2%	11.6%	n/a	60	bps
Percent of senior living revenue from Medicare	10.6%	11.4%	n/a	(80)	bps
Percent of senior living revenue from private and other sources	77.2%	77.0%	n/a	20	bps

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have operated continuously since April 1, 2017):

	Three Months Ended June 30,
(dollars in thousands, except average monthly rate)	2018	2017	Change	%/bps Change
Senior living revenue	$268,851	$273,594	$(4,743)	(1.7)%
Management fee revenue	3,316	3,318	(2)	(0.1)%
Senior living wages and benefits	(139,478)	(133,532)	5,946	4.5%
Other senior living operating expenses	(74,866)	(72,691)	2,175	3.0%
Total number of communities (end of period):
Owned and leased communities	208	208	—	—%
Managed communities	68	68	—	—%
Number of total communities	276	276	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	22,290	22,322	(32)	(0.1)%
Managed living units (1)	8,817	8,806	11	0.1%
Number of total living units (1)	31,107	31,128	(21)	(0.1)%
Owned and leased communities (1):
Occupancy % (1)	81.4%	82.9%	n/a	(150)	bps
Average monthly rate (2)	$4,719	$4,744	$(25)	(0.5)%
Percent of senior living revenue from Medicaid	12.2%	11.6%	n/a	60	bps
Percent of senior living revenue from Medicare	11.0%	11.4%	n/a	(40)	bps
Percent of senior living revenue from private and other sources	76.8%	77.0%	n/a	(20)	bps

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
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following is a discussion of our operating results for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Senior living revenue. Senior living revenue for the three months ended June 30, 2018 decreased approximately 3.5% compared to the same period in 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and two senior living communities during the first quarter of 2018 and a decrease in occupancy. The 1.7% decrease in senior living revenue at the communities that we have operated continuously since April 1, 2017 was primarily due to a decrease in occupancy.

Management fee revenue. Management fee revenue increased by 6.3% for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in the number of managed communities from 68 to 75.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 4.3% for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in the number of managed communities from 68 to 75.

Senior living wages and benefits. Senior living wages and benefits increased by 3.0% for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in employee health insurance expense, overtime expenses and annual wage increases, partially offset by the sale of two senior living communities during the fourth quarter of 2017 and two senior living communities during the first quarter of 2018. The 4.5% increase in senior living wages and benefits at the communities that we have operated continuously since April 1, 2017 was primarily due to an increase in employee health insurance expense, overtime expenses and annual wage increases.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 1.6% for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in repairs and maintenance, housekeeping and certain consulting and other purchased services expenses, partially offset by the sale of two senior living communities during the fourth quarter of 2017 and two senior living communities during the first quarter of 2018. The 3.0% increase in other senior

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

living operating expenses at the communities that we have operated continuously since April 1, 2017 was primarily due to an increase in repairs and maintenance, housekeeping and certain consulting and other purchased services expenses.

Rent expense. Rent expense increased by 1.2% for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2017 pursuant to our leases with SNH.

General and administrative expenses. General and administrative expenses decreased by 4.5% for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to a decrease in marketing expenses, professional fees and travel related costs during the second quarter of 2018.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 8.4% for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and two senior living communities during the first quarter of 2018, partially offset by capital expenditures we made at our owned and leased communities (net of our sales of capital improvements to SNH at our leased communities).

Gain on sale of senior living communities. A gain on sale of senior living communities of $1.5 million was recorded primarily in connection with our sale of two senior living communities to SNH in June 2018 pursuant to the transaction agreement.

Long lived asset impairment. For the three months ended June 30, 2018 and 2017, we recorded non-cash charges for long lived asset impairment of $0.4 million and $0.2 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income increased by 4.8% for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to higher investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense decreased by 44.2% for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to the prepayment of one mortgage note in September 2017 and another mortgage note in December 2017 and SNH's assumption of one mortgage note in February 2018 in connection with our sale of one senior living community to SNH pursuant to the transaction agreement.

Unrealized gain on equity investments. Unrealized gain on equity investments represents our unrealized gain on our equity investments held at June 30, 2018 in accordance with new GAAP standards effective January 1, 2018.

Realized (loss) gain on sale of debt and equity investments, net of tax. Realized (loss) gain on sale of debt and equity investments represents our realized (loss) gain on investments, net of applicable taxes.

(Provision) benefit for income taxes. For the three months ended June 30, 2018 and 2017, we recognized a provision for income taxes of $0.3 million and a benefit of $1.4 million, respectively. The provision for income taxes for the three months ended June 30, 2018 is related to our state income taxes. The benefit for income taxes for the three months ended June 30, 2017 is primarily due to our monetization of alternative minimum tax credits during the second quarter of 2017.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Six Months Ended June 30, 2018 and 2017:
The following tables present a summary of our operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(dollars in thousands, except average monthly rate)	2018	2017	Change	%/bps Change
Senior living revenue	$545,407	$563,284	$(17,877)	(3.2)%
Management fee revenue	7,399	7,117	282	4.0%
Reimbursed costs incurred on behalf of managed communities	135,809	130,313	5,496	4.2%
Total revenues	688,615	700,714	(12,099)	(1.7)%
Senior living wages and benefits	(276,882)	(274,941)	1,941	0.7%
Other senior living operating expenses	(149,541)	(147,842)	1,699	1.1%
Costs incurred on behalf of managed communities	(135,809)	(130,313)	5,496	4.2%
Rent expense	(104,358)	(102,745)	1,613	1.6%
General and administrative expenses	(38,440)	(38,882)	(442)	(1.1)%
Depreciation and amortization expense	(17,837)	(19,287)	(1,450)	(7.5)%
Gain on sale of senior living communities	7,193	—	7,193	100.0%
Long lived asset impairment	(365)	(386)	(21)	(5.4)%
Interest, dividend and other income	385	392	(7)	(1.8)%
Interest and other expense	(1,307)	(2,061)	(754)	(36.6)%
Unrealized loss on equity investments	(6)	—	(6)	(100.0)%
Realized (loss) gain on sale of debt and equity investment, net of tax	(10)	281	(291)	(103.6)%
(Provision) benefit for income taxes	(537)	1,275	1,812	142.1%
Equity in earnings of an investee, net of tax	56	502	(446)	(88.8)%
Net loss	$(28,843)	$(13,293)	$(15,550)	(117.0)%
Total number of communities (end of period):
Owned and leased communities	208	215	(7)	(3.3)%
Managed communities	75	68	7	10.3%
Number of total communities	283	283	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	22,290	23,014	(724)	(3.1)%
Managed living units (1)	9,510	8,806	704	8.0%
Number of total living units (1)	31,800	31,820	(20)	(0.1)%
Owned and leased communities:
Occupancy % (1)	81.5%	83.3%	n/a	(180)	bps
Average monthly rate (2)	$4,752	$4,735	$17	0.4%
Percent of senior living revenue from Medicaid	12.2%	11.4%	n/a	80	bps
Percent of senior living revenue from Medicare	11.0%	11.7%	n/a	(70)	bps
Percent of senior living revenue from private and other sources	76.8%	76.9%	n/a	(10)	bps

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have operated continuously since January 1, 2017):

	Six Months Ended June 30,
(dollars in thousands, except average monthly rate)	2018	2017	Change	%/bps Change
Senior living revenue	$539,866	$548,719	$(8,853)	(1.6)%
Management fee revenue	6,626	6,617	9	0.1%
Senior living wages and benefits	(273,927)	(268,743)	5,184	1.9%
Other senior living operating expenses	(147,450)	(143,988)	3,462	2.4%
Total number of communities (end of period):
Owned and leased communities	208	208	—	—%
Managed communities	68	68	—	—%
Number of total communities	276	276	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	22,290	22,322	(32)	(0.1)%
Managed living units (1)	8,817	8,806	11	0.1%
Number of total living units (1)	31,107	31,128	(21)	(0.1)%
Owned and leased communities (1):
Occupancy % (1)	81.5%	83.1%	n/a	(160)	bps
Average monthly rate (2)	$4,759	$4,764	$(5)	(0.1)%
Percent of senior living revenue from Medicaid	11.9%	11.3%	n/a	60	bps
Percent of senior living revenue from Medicare	11.0%	11.7%	n/a	(70)	bps
Percent of senior living revenue from private and other sources	77.1%	77.0%	n/a	10	bps

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
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following is a discussion of our operating results for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Senior living revenue. Senior living revenue for the six months ended June 30, 2018 decreased approximately 3.2% compared to the same period in 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and two senior living communities during the first quarter of 2018 and a decrease in occupancy. The 1.6% decrease in senior living revenue at the communities that we have operated continuously since January 1, 2017 was primarily due to a decrease in occupancy.

Management fee revenue. Management fee revenue increased by 4.0% for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in the number of managed communities from 68 to 75.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 4.2% for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in the number of managed communities from 68 to 75.

Senior living wages and benefits. Senior living wages and benefits increased by 0.7% for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in employee health insurance expense and annual wage increases, partially offset by the sale of two senior living communities during the fourth quarter of 2017 and two senior living communities during the first quarter of 2018. The 1.9% increase in senior living wages and benefits at the communities that we have operated continuously since January 1, 2017 was primarily due to an increase in employee health insurance expense and annual wage increases.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 1.1% for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in repairs and maintenance, housekeeping and certain consulting and other purchased services expenses, partially offset by the sale of two senior living communities during the fourth quarter of 2017, two senior living communities during the first quarter of 2018 and a decrease in professional and general liability insurance expenses. The 2.4% increase in other senior living operating expenses at the communities that we

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

have operated continuously since January 1, 2017 was primarily due to an increase in repairs and maintenance, housekeeping and certain consulting and other purchased services expenses, partially offset by a decrease in professional and general liability insurance expenses.

Rent expense. Rent expense increased by 1.6% for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2017 pursuant to our leases with SNH.

General and administrative expenses. General and administrative expenses decreased by 1.1% for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to a decrease in marketing expenses, professional fees and related costs during the second quarter of 2018.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 7.5% for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and two senior living communities during the first quarter of 2018, partially offset by capital expenditures we made at our owned and leased communities (net of our sales of capital improvements to SNH at our leased communities).

Gain on sale of senior living communities. A gain on sale of senior living communities of $7.2 million was recorded primarily in connection with our sale of four senior living communities to SNH in January, February and June 2018 pursuant to the transaction agreement.

Long lived asset impairment. For each of the six months ended June 30, 2018 and 2017, we recorded non-cash charges for long lived asset impairment of $0.4 million to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income decreased by 1.8% for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to lower investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense decreased by 36.6% for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to the prepayment of one mortgage note in September 2017 and another mortgage note in December 2017 and SNH's assumption of one mortgage note in February 2018 in connection with our sale of one senior living community to SNH pursuant to the transaction agreement.

Unrealized loss on equity investments. Unrealized loss on equity investments represents our unrealized losses on our equity investments held at June 30, 2018 in accordance with new GAAP standards effective January 1, 2018.

Realized (loss) gain on sale of debt and equity investments, net of tax. Realized (loss) gain on sale of debt and equity investments represents our realized (loss) gain on investments, net of applicable taxes.

(Provision) benefit for income taxes. For the six months ended June 30, 2018 and 2017, we recognized a provision for income taxes of $0.5 million and a benefit of $1.3 million, respectively. The provision for income taxes for the six months ended June 30, 2018 is related to our state income taxes. The benefit for income taxes for the six months ended June 30, 2017 is primarily due to our monetization of alternative minimum tax credits during the second quarter of 2017.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from AIC.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had $22.1 million of unrestricted cash and cash equivalents and $60.9 million available for borrowing under our credit facility.

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

Assets and Liabilities

At June 30, 2018, we had $22.1 million of unrestricted cash and cash equivalents compared to $26.3 million at December 31, 2017. Our total current and long term assets were $124.6 million and $274.8 million, respectively, at June 30, 2018 compared to $197.2 million and $278.7 million, respectively, at December 31, 2017.  Our total current and long term liabilities were $173.1 million and $110.0 million, respectively, at June 30, 2018 compared to $218.6 million and $112.3 million, respectively, at December 31, 2017. The decrease in total current assets primarily relates to a decrease in assets held for sale as a result of the sale of four senior living communities to SNH during the first half of 2018, partially offset by an increase in due from related persons because of timing differences in when payments were received. The decrease in total current liabilities primarily relates to a decrease in liabilities held for sale as a result of SNH's assumption of mortgage debt in connection with the sale of three senior living communities to SNH during the first half of 2018 and a decrease in accounts payable and accrued expenses due to timing differences in when payments were made, partially offset by an increase in accrued compensation and benefits due to timing differences in when the pay dates prior to the end of each period occurred.

We had cash flows used in operating activities of $23.3 million for the six months ended June 30, 2018 compared to cash flows provided by operating activities of $11.6 million for the same period in 2017. The increase in cash flows used in operating activities for the six months ended June 30, 2018 compared to the same period in 2017 relates to the timing of payments made by us for payables and other accrued expenses, amounts received by us from related persons and lower operating income before non-cash items during the six months ended June 30, 2018 compared to the same period in 2017.

We had cash flows provided by investing activities of $19.0 million for the six months ended June 30, 2018 compared to cash flows used in investing activities of $15.3 million for the same period in 2017. The increase in cash flows provided by investing activities was primarily due to the $31.9 million of net proceeds received from the sale of four senior living communities to SNH during the first half of 2018. Acquisitions of property and equipment, net of sales of qualified improvements we made to SNH pursuant to our leases with SNH, were $15.2 million and $18.7 million for the six months ended June 30, 2018 and 2017, respectively.

We had cash flows used in financing activities of $0.3 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash flows used in financing activities for the six months ended June 30, 2018 was primarily due to fees paid in 2017 in connection with the closing of our credit facility.

Our Leases and Management Agreements with SNH

As of June 30, 2018, we leased 184 senior living communities from SNH under five leases.  Our total annual rent payable to SNH as of June 30, 2018 was $207.0 million, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the June 2016 sale and leaseback transaction, was $51.4 million and $50.8 million for the three months ended June 30, 2018 and 2017, respectively, and $102.9 million and $101.3 million for the six months ended June 30, 2018 and 2017, respectively, which included approximately $1.3 million and $1.4 million in estimated percentage rent due to SNH for the three months ended June 30, 2018 and 2017, respectively, and $2.7 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively.

Upon our request, SNH may purchase capital improvements made at the communities we lease from SNH and increase our rent pursuant to contractual formulas; however, we are not required to offer these improvements for sale to SNH and SNH is not obligated to purchase these improvements from us. During the six months ended June 30, 2018, we sold to SNH $8.5 million of improvements made at the communities we lease from SNH. As a result, the annual rent payable by us to SNH increased by approximately $0.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2018, we managed 75 senior living communities for the account of SNH and its related entities pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreements. We earned management fees of $3.8 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively, and $7.4 million and $7.1 million for the six months ended June 30, 2018 and 2017, respectively, from the senior living communities we manage for the account of SNH and its related entities. Included in these amounts were fees we earned for our management of capital expenditure projects at the communities we managed for the account of SNH of $0.2 million for each of the three months ended June 30, 2018 and 2017 and $0.4 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

In November 2017, we entered the transaction agreement with SNH pursuant to which we agreed to sell six senior living communities to SNH and, as we sold these communities, enter new management agreements with SNH for us to manage the sold communities for SNH, with the new management agreements being combined pursuant to two new pooling agreements between us and SNH. In December 2017, January 2018, February 2018 and June 2018, we sold to, and began managing for the account of, SNH these six senior living communities, and, concurrently with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling agreements.

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

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 23.2% and 23.1% of our consolidated revenues from these government funded programs during the six months ended June 30, 2018 and 2017, respectively. Our net Medicare revenues totaled $60.1 million and $65.9 million during the six months ended June 30, 2018 and 2017, respectively. Our net Medicaid revenues totaled $66.3 million and $64.0 million during the six months ended June 30, 2018 and 2017, respectively.

On June 19, 2018, the U.S. Department of Labor released a final rule expanding the availability of association health plans by broadening the criteria for determining when and how small businesses and other groups may form associations to sponsor group health coverage. Further, qualifying association health plans will be regulated on the large group health insurance market and will not be required to comply with the essential health benefit and other requirements under the Patient Protection and Affordable Care Act, or the ACA, applicable to plans on the small group market. The final rule will take effect in three phases beginning September 1, 2018. It is unclear what impact, if any, these changes will have on health insurance markets or our revenues.

On July 13, 2018, the Centers for Medicare and Medicaid Services, or CMS, released a proposed rule that contained proposed modifications to the payment policies under the Medicare Physician Fee Schedule to which our Medicare outpatient therapy rates are tied. The proposed rule also contained other proposed policy changes, including proposals to implement certain provisions of the Bipartisan Budget Act of 2018. CMS also proposed updates to the Quality Payment Program, a program established under the Medicare Access and CHIP Reauthorization Act of 2015, including changes intended to reduce clinician burden and increase flexibility in satisfying program requirements.

On July 31, 2018, CMS issued the latest SNF prospective payment system final rule, which CMS estimates will increase Medicare payments to SNFs by approximately $820 million for federal fiscal year 2019, compared to federal fiscal year 2018. CMS also finalized its proposal to replace the existing case-mix classification methodology, the Resource Utilization Groups, Version IV, model, with a revised case-mix methodology called the Patient-Driven Payment Model effective October 1, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, CMS finalized revisions to the regulation that describes a beneficiary’s SNF “resident” status under the consolidated billing provision and the required content of the SNF level of care certification, as well as changes to the SNF Quality Reporting Program, including adopting a new quality measure removal factor and codifying in the regulations a number of requirements.

Further, beginning October 1, 2018, CMS will reduce the adjusted federal per diem rate by 2%, and adjust the resulting rate by the value-based incentive payment amount earned by the SNF for that federal fiscal year under the Skilled Nursing Facility Value-Based Purchasing Program, or SNF VBP program. CMS estimates that the federal fiscal year 2019 changes to the SNF VBP program will decrease payments to SNFs by an aggregate of approximately $211 million, compared to federal fiscal year 2018. CMS also finalized changes to requirements for the SNF VBP program, including performance and baseline periods for the federal fiscal year 2021 SNF VBP program year, an adjustment to the SNF VBP scoring methodology, and an Extraordinary Circumstances Exception policy for the SNF VBP program.

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

For further information regarding the government healthcare funding and regulation of our business, see the sections captioned “Business—Government Regulation and Reimbursement” in Part I, Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part II, Item 7 of our Annual Report and the section captioned “—Our Revenues” in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

Debt Financings and Covenants

We maintain a $100.0 million secured revolving credit facility, which is available for general business purposes, including acquisitions. Our credit facility matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our credit facility for two, one year periods. We are required to pay interest at the rate based on, at our option, LIBOR or a base rate, plus a premium, or 4.50% and 6.50%, respectively, per annum as of June 30, 2018, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. Our credit agreement contains a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions to our stockholders in certain circumstances, and requires us to maintain financial ratios and a minimum net worth.

The lenders under our credit facility have waived for the period of six fiscal quarters commencing with the quarter ended March 31, 2018 and ending with the quarter ending June 30, 2019, any default resulting from our non-compliance with the leverage and fixed charge coverage ratio covenants contained in our credit agreement. In connection with this waiver, we agreed that, if at any time during the waiver period we are in non-compliance with either the leverage covenant or the fixed charge coverage ratio covenant (before giving effect to the waiver), the maximum amount available to be drawn under our credit facility (giving effect to applicable borrowing base conditions) less the aggregate outstanding extensions of credit under the credit facility will not be less than approximately $33.3 million. We have also agreed not to declare or pay any dividends, purchase, redeem, retire, defease or otherwise acquire for value any shares of our capital stock, return any capital to our stockholders or distribute any obligations, securities or other assets to our stockholders if we are not in compliance with the leverage covenant or the fixed charge coverage ratio covenant (before giving effect to the waiver) at the time of such action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2018, we had no outstanding borrowings under our credit facility, $2.7 million in letters of credit issued under our credit facility and approximately $8.0 million of outstanding mortgage debt. As of June 30, 2018, we believe we were in compliance with all applicable covenants under these agreements.

For more information regarding our debt financings and covenants, see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Related Person Transactions
We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust, AIC and others related to them. For example: SNH is our former parent company, our largest landlord, the owner of the senior living communities that we manage and a significant stockholder of us; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to SNH; RMR LLC employs our President and Chief Executive Officer, our Executive Vice President, Chief Financial Officer and Treasurer and our Executive Vice President and General Counsel; subsidiaries of ABP Trust, which is controlled by Adam D. Portnoy, who is the sole trustee, an officer and controlling shareholder of ABP Trust and one of our Managing Directors, are our largest stockholder and the landlord for our headquarters; and ABP Trust is the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have directors, trustees and officers who are also directors, trustees or officers of us, SNH, RMR LLC or RMR Inc., including: D&R Yonkers LLC, which is owned by our Executive Vice President, Chief Financial Officer and Treasurer and SNH’s former president and chief operating officer as of June 30, 2018 and to which we provide management services; and AIC, of which we, ABP Trust, SNH and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.
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

Seasonality

Our senior living business is subject to modest effects of seasonality. During the calendar fourth quarter holiday periods, residents at our senior living communities are sometimes discharged to spend time with family and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in decreased occupancies, increased costs or discharges to hospitals. As a result of these and other factors, these operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to cause fluctuations in our revenues or operating cash flows to such an extent that we will have difficulty paying our expenses, including rent, which do not fluctuate seasonally.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•
OUR ABILITY TO INCREASE THE NUMBER OF SENIOR LIVING COMMUNITIES AND RESIDENTS WE SERVE AND TO GROW OUR OTHER SOURCES OF REVENUES, INCLUDING REHABILITATION AND WELLNESS SERVICES AND OTHER SERVICES WE MAY PROVIDE,

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

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR RESIDENTS AND OTHER CUSTOMERS,

•	COMPETITION WITHIN THE SENIOR LIVING AND OTHER HEALTHCARE RELATED SERVICES BUSINESSES,

•	INCREASES IN TORT AND INSURANCE LIABILITY COSTS,

•	INCREASES IN OUR LABOR COSTS OR IN COSTS WE PAY FOR GOODS AND SERVICES,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING DIRECTORS, SNH, RMR LLC, ABP TRUST, AIC AND OTHERS AFFILIATED WITH THEM,

•	DELAYS OR NONPAYMENTS OF GOVERNMENT PAYMENTS TO US THAT COULD RESULT FROM GOVERNMENT SHUTDOWNS OR OTHER CIRCUMSTANCES,

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

•
OUR ABILITY TO OPERATE SENIOR LIVING COMMUNITIES PROFITABLY DEPENDS UPON MANY FACTORS, INCLUDING OUR ABILITY TO INTEGRATE NEW COMMUNITIES INTO OUR EXISTING OPERATIONS, AS WELL AS SOME FACTORS WHICH ARE BEYOND OUR CONTROL, SUCH AS THE DEMAND FOR OUR SERVICES ARISING FROM ECONOMIC CONDITIONS GENERALLY AND COMPETITION FROM OTHER PROVIDERS OF SENIOR LIVING SERVICES. WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE, OPERATE, COMPETE AND PROFITABLY MANAGE NEW COMMUNITIES,

•
OUR BELIEF THAT THE AGING OF THE U.S. POPULATION AND INCREASING LIFE SPANS OF SENIORS WILL INCREASE DEMAND FOR SENIOR LIVING COMMUNITIES AND SERVICES MAY NOT BE REALIZED OR MAY NOT RESULT IN INCREASED DEMAND FOR OUR SERVICES,

•	OUR MARKETING INITIATIVES MAY NOT SUCCEED IN INCREASING OUR OCCUPANCY AND REVENUES, AND THEY MAY COST MORE THAN ANY INCREASED REVENUES THEY MAY GENERATE,

•
AT JUNE 30, 2018, WE HAD $22.1 MILLION OF UNRESTRICTED CASH AND CASH EQUIVALENTS AND $60.9 MILLION AVAILABLE FOR BORROWING UNDER OUR CREDIT FACILITY. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT IN THE FUTURE TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE HAVE SUFFICIENT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, SNH IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS WE MAY MAKE TO THE LEASED COMMUNITIES. IN ADDITION, WE MAY FAIL TO COMPLY WITH COVENANTS OR OTHER CONDITIONS TO OUR BORROWING AMOUNTS UNDER OUR CREDIT FACILITY. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

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

•
CONTINGENCIES IN OUR AND SNH’S APPLICABLE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR AND SNH’S APPLICABLE PENDING ACQUISITIONS AND SALES AND ANY RELATED LEASES, MANAGEMENT OR POOLING ARRANGEMENTS WE MAY EXPECT TO ENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

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

PART II.  Other Information

Item 1. Legal Proceedings

We are defendants in two lawsuits filed by former employees in California. The first lawsuit, Lefevre v. Five Star Quality Care, Inc. was filed in San Bernardino County Superior Court in May 2015 and the second lawsuit, Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc. was filed in Orange County Superior Court in July 2015. The claims asserted against us in the similar, though not identical, complaints include: (i) failure to pay all wages due, (ii) failure to pay overtime, (iii) failure to provide meal and rest breaks, (iv) failure to provide itemized, printed wage statements, (v) failure to keep accurate payroll records and (vi) failure to reimburse business expenses. Both plaintiffs assert causes of action on behalf of themselves and on behalf of other similarly situated employees, including causes of action pursuant to the California Labor Code Private Attorney General Act. We believe that the claims against us are without merit and intend to vigorously defend against them. The risks of litigation are uncertain, and litigation is usually expensive and can be distracting to management. We can provide no assurance as to the outcome of these lawsuits. Our costs related to this litigation were $0.4 million in 2017. We incurred an additional $0.2 million and $0.6 million of costs related to this litigation during the three and six months ended June 30, 2018.

Procedurally, both matters were removed to the U.S. District Court for the Central District of California, or the District Court, where we filed motions to compel arbitration in each matter. In December 2015, our motions to compel arbitration in both cases were denied and we appealed each to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. In Lefevre, the Ninth Circuit affirmed the District Court’s decision. In Mandviwala, the Ninth Circuit affirmed the District Court’s decision in part and reversed the District Court’s decision in part. We filed petitions for writ of certiorari seeking review by the U.S. Supreme Court in both cases. In June 2018, the U.S. Supreme Court denied our petition for writ of certiorari in Mandviwala and, as a result, the merits of Mandviwala will be decided in litigation in the District Court. The U.S. Supreme Court has not yet made a decision regarding Lefevre.
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

10.1	Five Star Senior Living Inc. Nonqualified Deferred Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2018.)
10.2	Summary of Director Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2018.)
10.3	Form of Indemnification Agreement. (Filed herewith.)

10.4
Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 31, 2018, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of the Company, as Tenant. (Filed herewith.)

10.5
Partial Termination of and Sixteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2018, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and the Company, as Tenant. (Filed herewith.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
99.1
Amended and Restated Pooling Agreement No. 12, dated as of June 28, 2018, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2018.)

99.2
Accession Agreement to Amended and Restated Pooling Agreement No. 12, dated as of June 29, 2018, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2018.)

99.3	Pooling Agreement No. 13, dated as of January 19, 2018, between FVE Managers, Inc. and SNH Tellico Tenant LLC. (Filed herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: August 9, 2018

/s/ Richard A. Doyle
Richard A. Doyle
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 9, 2018