Form 10-Q
period 2018-09-30
FIVE STAR SENIOR LIVING INC.
filed 2018-11-14
CIK 1159281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or
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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No   ☒

Number of registrant’s shares of common stock, $.01 par value, outstanding as of November 9, 2018:  50,568,224.

FIVE STAR SENIOR LIVING INC.
FORM 10-Q
SEPTEMBER 30, 2018

References in this Quarterly Report on Form 10-Q to the Company, Five Star, we, us or our include Five Star Senior Living Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.   Financial Information
Item 1.  Condensed Consolidated Financial Statements

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$13,128	$26,255
Accounts receivable, net of allowance of $4,478 and $3,572 at September 30, 2018 and December 31, 2017, respectively	36,860	38,673
Due from related persons	6,062	4,774
Investments, of which $6,008 and $7,310 are restricted at September 30, 2018 and December 31, 2017, respectively	21,175	22,524
Restricted cash	20,123	20,747
Prepaid expenses and other current assets	26,870	25,132
Assets held for sale	—	59,080
Total current assets	124,218	197,185

Property and equipment, net	244,748	251,504
Equity investment of an investee	9,157	8,185
Restricted cash	1,538	1,476
Restricted investments	8,753	10,758
Other long term assets	6,211	6,800
Total assets	$394,625	$475,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable and accrued expenses	70,419	74,734
Accrued compensation and benefits	45,057	37,893
Due to related persons	18,757	18,683
Mortgage notes payable	333	316
Accrued real estate taxes	16,430	11,801
Security deposits and current portion of continuing care contracts	3,573	4,073
Other current liabilities	39,187	36,361
Liabilities held for sale	—	34,781
Total current liabilities	193,756	218,642

Long term liabilities:
Mortgage notes payable	7,620	7,872
Accrued self insurance obligations	32,248	33,082
Deferred gain on sale and leaseback transaction	61,130	66,087
Other long term liabilities	4,903	5,231
Total long term liabilities	105,901	112,272

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $.01: 75,000,000 shares authorized, 50,579,744 and 50,524,424 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	506	505
Additional paid in capital	361,595	360,942
Accumulated deficit	(268,967)	(220,489)
Accumulated other comprehensive income	1,834	4,036
Total shareholders’ equity	94,968	144,994
	$394,625	$475,908
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Senior living revenue	$272,701	$279,654	$818,108	$842,938
Management fee revenue	4,009	3,414	11,408	10,531
Reimbursed costs incurred on behalf of managed communities	72,200	64,033	208,009	194,346
Total revenues	348,910	347,101	1,037,525	1,047,815

Operating expenses:
Senior living wages and benefits	142,035	138,255	418,917	413,196
Other senior living operating expenses	76,761	71,218	226,302	219,060
Costs incurred on behalf of managed communities	72,200	64,033	208,009	194,346
Rent expense	52,282	51,779	156,640	154,524
General and administrative expenses	18,965	17,851	57,405	56,733
Depreciation and amortization expense	9,137	9,753	26,974	29,040
Loss (gain) on sale of senior living communities	62	—	(7,131)	—
Long lived asset impairment	—	142	365	528
Total operating expenses	371,442	353,031	1,087,481	1,067,427

Operating loss	(22,532)	(5,930)	(49,956)	(19,612)

Interest, dividend and other income	192	167	577	559
Interest and other expense	(466)	(1,139)	(1,773)	(3,200)
Gain on early extinguishment of debt	—	143	—	143
Unrealized gain on equity investments	133	—	127	—
Realized gain (loss) on sale of debt and equity investments, net of tax	2	70	(8)	351

Loss before income taxes and equity in earnings of an investee	(22,671)	(6,689)	(51,033)	(21,759)
Benefit (provision) for income taxes	263	55	(274)	1,330
Equity in earnings of an investee, net of tax	826	31	882	533
Net loss	$(21,582)	$(6,603)	$(50,425)	$(19,896)

Weighted average shares outstanding—basic and diluted	49,682	49,242	49,643	49,199

Net loss per share—basic and diluted	$(0.43)	$(0.13)	$(1.02)	$(0.40)

See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(21,582)	$(6,603)	$(50,425)	$(19,896)
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	3	145	(437)	504
Equity in unrealized gain of an investee, net of tax	173	116	90	296
Realized loss (gain) on investments reclassified and included in net loss, net of tax	25	(70)	92	(351)
Other comprehensive income	201	191	(255)	449
Comprehensive loss	$(21,381)	$(6,412)	$(50,680)	$(19,447)
See accompanying notes.

FIVE STAR SENIOR LIVING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(50,425)	$(19,896)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	26,974	29,040
Gain on sale of senior living communities	(7,131)	—
Gain on early extinguishment of debt	—	(166)
Unrealized gain on equity investments	(127)	—
Realized loss (gain) on sale of debt and equity investments	8	(351)
Loss on disposal of property and equipment	263	202
Long lived asset impairment	365	528
Equity in earnings of an investee, net of tax	(882)	(533)
Stock based compensation	654	784
Provision for losses on receivables	3,694	3,632
Amortization of deferred gain on sale and leaseback transaction	(4,957)	(4,956)
Other noncash expense (income) adjustments, net	279	325
Changes in assets and liabilities:
Accounts receivable	(1,881)	(2,797)
Prepaid expenses and other assets	(1,715)	(8,853)
Accounts payable and accrued expenses	(2,491)	3,821
Accrued compensation and benefits	7,164	8,613
Due from related persons, net	(1,670)	9,131
Other current and long term liabilities	5,879	6,642
Cash (used in) provided by operating activities	(25,999)	25,166

Cash flows from investing activities:
Acquisition of property and equipment	(36,941)	(55,049)
Purchases of investments	(3,239)	(10,895)
Proceeds from sale of property and equipment	14,749	30,698
Proceeds from sale of land	—	750
Proceeds from sale of communities	31,819	—
Proceeds from sale of investments	6,349	15,681
Cash provided by (used in) investing activities	12,737	(18,815)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	25,000	40,000
Repayments of borrowings on revolving credit facility	(25,000)	(35,000)
Repayments of mortgage notes payable	(427)	(14,111)
Prepayment fees on early extinguishment of debt	—	(132)
Payment of deferred financing fees	—	(1,889)
Cash used in financing activities	(427)	(11,132)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	1,003
Net cash flows provided by discontinued operations	—	1,003

Change in cash and cash equivalents and restricted cash	(13,689)	(3,778)
Cash and cash equivalents and restricted cash at beginning of period	48,478	33,576
Cash and cash equivalents and restricted cash at end of period	$34,789	$29,798

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$13,128	$8,706
Restricted cash	21,661	21,092
Cash and cash equivalents and restricted cash at end of period	$34,789	$29,798

Supplemental cash flow information:
Cash paid for interest	$1,195	$2,913
Cash paid for income taxes, net	$338	$275

Non-cash activities:
Real estate sale	$33,364	$—
Mortgage notes assumed by purchaser in real estate sale	$33,364	$—
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

We operate senior living communities, including independent living communities, assisted living communities and skilled nursing facilities, or SNFs. As of September 30, 2018, we operated 283 senior living communities located in 32 states with 31,805 living units, including 254 primarily independent and assisted living communities with 29,300 living units and 29 SNFs with 2,505 living units. As of September 30, 2018, we owned and operated 20 of these senior living communities (2,108 living units), we leased and operated 188 of these senior living communities (20,182 living units) and we managed 75 of these senior living communities (9,515 living units). Our 283 senior living communities, as of September 30, 2018, included 10,741 independent living apartments, 16,292 assisted living suites and 4,772 SNF units. The foregoing numbers exclude living units categorized as out of service.

Going Concern

On January 1, 2016, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires us to evaluate, as of each reporting period, whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued and to provide related disclosures in certain circumstances.

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which accordingly assumes, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We face increased competition across the senior living industry, including in specific markets in which we operate senior living communities. Medical advances and healthcare services also allow some potential residents to defer the time when they require the special services available at our communities. In addition, low unemployment in the United States combined with a competitive labor market within our industry are increasing our employment costs. These challenges are currently negatively impacting our revenues, expenses, cash flows and results from operations, and we expect these challenges to continue at least through 2019. At September 30, 2018, we have an accumulated deficit of $268,967 and have incurred operating losses in each of the last three years. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our cash balance at September 30, 2018 and projected cash needs for the next 12 months, our management believes that we will need to increase our revenues, reduce our costs and/or pursue other transactions to be able to continue to fund our operating and capital requirements and meet our debt covenant obligations. See Note 8 for more information regarding our indebtedness and covenants. We will need to raise the additional funds by: (i) increasing occupancy and/or rates we charge at our senior living communities, (ii) reducing our costs, (iii) increasing our revenues from other services we provide, such as rehabilitation, home health or other services, (iv) engaging in additional sale and leaseback or manageback transactions, (v) selling assets, including senior living communities we own, (vi) obtaining mortgage financing for our owned senior living communities, (vii) obtaining additional debt financing, such as term debt and/or a new credit facility, and/or (viii) issuing other debt or equity securities. We cannot be sure that we will be able to obtain any such additional funds by any of the foregoing or other means, and any such funds we may obtain may not be sufficient. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Segment Information

We have two operating segments: (i) senior living community and (ii) rehabilitation and wellness. In the senior living community segment, we operate for our own account or manage for the account of others independent living communities, assisted living communities and SNFs that are subject to centralized oversight and provide housing and services to elderly residents. In the rehabilitation and wellness operating segment, we provide therapy services, including physical, occupational, speech and other specialized therapy services, in the inpatient setting and in outpatient clinics. We have determined that our two operating segments meet the aggregation criteria as prescribed under FASB Accounting Standards CodificationTM, or ASC, Topic 280, Segment Reporting, and we have therefore determined that our business is comprised of one reportable segment, senior living. All of our operations and assets are located in the United States, except for the operations of our Cayman Islands organized captive insurance company subsidiary, which participates in our workers’ compensation, professional and general liability and certain automobile insurance programs.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, under the modified retrospective approach applied to certain contracts which were not completed as of December 31, 2017 using the practical expedient in paragraph 606-10-10-4 that allows for the use of a portfolio approach, because we have determined that the effect of applying the guidance to our portfolios of contracts within the scope of ASC Topic 606 on our consolidated financial statements would not differ materially from applying the guidance to each individual contract within the respective portfolio or our performance obligations within that portfolio. This approach will also be used for future contract modifications, if any. The five step model defined by ASC Topic 606 requires us to: (1) identify our contracts with customers, (2) identify our performance obligations under those contracts, (3) determine the transaction prices of those contracts, (4) allocate the transaction prices to our performance obligations in those contracts and (5) recognize revenue when each performance obligation under those contracts is satisfied. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. Our adoption of ASC Topic 606 did not result in an adjustment to our retained earnings and did not have a material impact on the amount and timing of our revenue recognition for the three and nine months ended September 30, 2018.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

In our SNFs and certain of our independent and assisted living communities where we provide SNF services, we are paid fixed daily rates from governmental and contracted third party payers, and we charge a predetermined fixed daily rate for private pay residents. These fixed daily rates and certain other fees are billed monthly in arrears. Although there are complex regulatory compliance rules governing fixed daily rates, we have no episodic payments or capitation arrangements. We currently use the “most likely amount” technique to estimate revenue in accordance with ASC Topic 606, although rates are generally known and considered fixed prior to services being performed, whether included in the resident agreement or contracted with governmental or third party payers. Rate adjustments from Medicare or Medicaid are recorded when known (without regard to when the assessment is paid or withheld), and subsequent adjustments to these amounts are recorded in revenues when known. Billings under certain of these programs are subject to audit and possible retroactive adjustment, and related revenue is recorded at the amount we ultimately expect to receive, which is inclusive of the estimated retroactive adjustments or refunds, if any, under reimbursement programs. Retroactive adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Revenue is recognized when performance obligations are satisfied by transferring control of the service provided to the resident, which is generally when services are provided over the duration of care. We derived approximately 23.1% and 22.6% of our senior living revenues for the three months ended September 30, 2018 and 2017, respectively, and 23.2% and 22.9% for the nine months ended September 30, 2018 and 2017, respectively, from payments under Medicare and Medicaid programs.

Management Fee Revenue and Reimbursed Costs Incurred on Behalf of Managed Communities. We manage senior living communities for the account of Senior Housing Properties Trust, or, together with its subsidiaries, SNH, pursuant to long term management agreements which provide for periodic management fee payments to us and reimbursement for our direct costs and expenses related to such communities. Management fees are determined by an agreed upon percentage of gross revenues (as defined) and recognized in accordance with ASC Topic 606 in the same period that we provide the management services to SNH, generally monthly. FASB ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which we adopted effective January 1, 2018, clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. Where we are the primary obligor and therefore control the transfer of the goods and services with respect to any such operating expenses incurred in connection with the management of these communities, we recognize revenue when the goods have been delivered or the service has been rendered and we are due to be reimbursed from SNH. Such revenue is included in reimbursed costs incurred on behalf of managed communities in our consolidated statements of operations. The related costs are included in costs incurred on behalf of managed communities in our consolidated statements of operations. Amounts due from SNH related to management fees and reimbursed costs incurred on behalf of managed communities are included in due from related persons in our consolidated balance sheets.

The following table presents revenue disaggregated by type of contract and payer:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Leasing revenue (1)	162,397	486,279
Revenue from contracts with customers:
Medicare and Medicaid programs (1)	62,982	190,138
Additional requested services, and private pay and other third party payer SNF services (1)	47,322	141,691
Management fee revenue	4,009	11,408
Reimbursed costs incurred on behalf of managed communities	72,200	208,009
	186,513	551,246
Total revenues	348,910	1,037,525

(1)	Included in senior living revenue in our consolidated statements of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. This ASU also changes the accounting for sale and leaseback transactions, such as our sale and leaseback transaction with SNH in June 2016, and any associated deferred gain. Additionally, this ASU requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which works to improve on certain aspects of ASU No. 2016-02 identified by stakeholders as problematic or difficult to implement, including the adoption method. ASU No. 2018-11 provides for a transition method option, allowing entities to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, rather than restating comparative periods being presented. ASU No. 2018-11 also provides lessors with a practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component if certain conditions are met. In addition, ASU No. 2018-11 clarifies which ASC Topic (Topic 842 or Topic 606) applies for the combined component. Specifically, if the non-lease components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

in accordance with ASC Topic 606. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC Topic 842. We expect to elect this practical expedient provided to lessors and will recognize revenue under our resident agreements based upon the predominant component. We will adopt these ASUs as required effective January 1, 2019 utilizing the modified retrospective transition method with no adjustments to comparative periods presented in accordance with ASU No. 2018-11. While we are continuing to assess the potential impact that the adoption of these ASUs may have on our consolidated financial statements, we believe the adoption of these ASUs will have a material impact on our consolidated balance sheets due to the recognition of lease rights and obligations as assets and liabilities, and any previously unrecognized right of use assets will need to be reviewed for impairment effective January 1, 2019. While the adoption of these ASUs will not affect the rent we pay, we expect the rent expense amounts presented in our consolidated statements of operations and comprehensive loss to change materially due to changes in how we will account for our deferred gain on our sale and leaseback transaction described above.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies certain disclosure requirements in Topic 820, such as the removal of the need to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and several changes related to Level 3 fair value measurements. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

In August 2018, the FASB also issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. This ASU is effective for reporting periods beginning after December 15, 2019. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated financial statements.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Note 3. Property and Equipment

Property and equipment consists of the following:

	September 30, 2018	December 31, 2017
Land	$16,383	$16,383
Buildings and improvements	207,379	211,812
Furniture, fixtures and equipment	232,252	208,262
Property and equipment, at cost	456,014	436,457
Accumulated depreciation	(211,266)	(184,953)
Property and equipment, net	$244,748	$251,504

We recorded depreciation expense relating to our property and equipment of $9,117 and $9,732 for the three months ended September 30, 2018 and 2017, respectively, and $26,915 and $28,863 for the nine months ended September 30, 2018 and 2017, respectively.

We review the carrying value of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying value of an asset is not recoverable, we determine the amount of impairment loss, if any, by comparing the historical carrying value of the asset to its estimated fair value. We determine estimated fair value based on input from market participants, our experience selling similar assets, market conditions and internally developed cash flow models that our assets or asset groups are expected to generate, and we consider these estimates to be a Level 3 fair value measurement. As a result of our long lived assets impairment review, we recorded impairment charges to certain of our long lived assets of $0 and $365 for the three and nine months ended September 30, 2018, respectively, and $142 and $528 for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018 and December 31, 2017, we had $0 and $59,080, respectively, of net property and equipment classified as held for sale and presented separately in our consolidated balance sheets. See Note 9 for more information regarding our communities that we had classified as held for sale.

As of September 30, 2018, we had $987 of assets related to our leased senior living communities included in our property and equipment that we expect to request SNH to purchase from us for an increase in future rent; however, SNH is not obligated to purchase such amounts. See Note 9 for more information regarding our leases and other arrangements with SNH.

Note 4. Accumulated Other Comprehensive Income

The following table details the changes in accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2018:

	Equity Investment of an Investee	Investments	Accumulated Other Comprehensive Income
Balance at January 1, 2018	$642	$3,394	$4,036
Cumulative effect of reclassification of unrealized gain on equity investments in connection with the adoption of FASB ASU No. 2016-01	(840)	(1,107)	(1,947)
Unrealized loss on investments, net of tax	—	(437)	(437)
Equity in unrealized gain of an investee, net of tax	90	—	90
Realized loss on investments reclassified and included in net loss, net of tax	—	92	92
Balance at September 30, 2018	$(108)	$1,942	$1,834

Accumulated other comprehensive income represents the unrealized gains and losses of our debt investments, net of tax, and our share of other comprehensive income of AIC. See Note 11 for more information regarding our arrangements with AIC.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Note 5.  Income Taxes

We recognized a benefit for income taxes of $263 and $55 for the three months ended September 30, 2018 and 2017, respectively. We recognized a provision for income taxes of $274 for the nine months ended September 30, 2018 and a benefit for income taxes of $1,330 for the nine months ended September 30, 2017. The benefit for income taxes for the three months ended September 30, 2018 and the provision for income taxes for the nine months ended September 30, 2018 relate to our state income taxes. The benefit for income taxes for the three months ended September 30, 2017 is due primarily to intra-period tax allocation benefits related to the unrealized gains on our debt and equity investments and the benefit for income taxes for the nine months ended September 30, 2017 is due primarily to our monetization of alternative minimum tax credits during the second quarter of 2017.

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

Note 6.  Earnings Per Share

We calculated basic earnings per common share, or EPS, for the three and nine months ended September 30, 2018 and 2017 using the weighted average number of shares of our common stock, $.01 par value per share, or our common shares, outstanding during the periods.  When applicable, diluted EPS reflects the more dilutive earnings per common share amount calculated using the two class method or the treasury stock method. The three months ended September 30, 2018 and 2017 had 1,207,928 and 1,053,305, respectively, and the nine months ended September 30, 2018 and 2017 had 1,239,628 and 1,031,793, respectively, of potentially dilutive restricted unvested common shares that were not included in the calculation of diluted EPS because to do so would have been antidilutive.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

Recurring Fair Value Measures

The tables below present the assets measured at fair value at September 30, 2018 and December 31, 2017 categorized by the level of inputs used in the valuation of each asset.

	As of September 30, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents(1)	$24,191	$24,191	$—	$—
Investments:
Equity investments(2)
Financial services industry	2,000	2,000	—	—
REIT industry	115	115	—	—
Other	4,112	4,112	—	—
Total equity investments	6,227	6,227	—	—
Debt investments:(3)
International bond fund(4)	2,503	—	2,503	—
High yield fund(5)	2,812	—	2,812	—
Industrial bonds	2,042	—	2,042	—
Technology bonds	2,371	—	2,371	—
Government bonds	10,159	10,159	—	—
Energy bonds	590	—	590	—
Financial bonds	1,459	—	1,459	—
Other	1,765	—	1,765	—
Total debt investments	23,701	10,159	13,542	—
Total investments	29,928	16,386	13,542	—
Total	$54,119	$40,577	$13,542	$—

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

(1)
Cash equivalents consist of short term, highly liquid investments and money market funds held principally for obligations arising from our self insurance programs. Cash equivalents are reported in our condensed consolidated balance sheets as cash and cash equivalents and current and long term restricted cash.  Cash equivalents include $20,480 and $20,316 of balances that are restricted at September 30, 2018 and December 31, 2017, respectively.

(2)
The fair value of our equity investments is readily determinable. During the nine months ended September 30, 2018 and 2017, we received gross proceeds of $697 and $3,083, respectively, in connection with the sales of equity investments and recorded gross realized gains totaling $92 and $360, respectively, and gross realized losses totaling $5 and $145, respectively.

(3)
As of September 30, 2018, our debt investments, which are classified as available for sale, had a fair value of $23,701 with an amortized cost of $22,788; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,352, net of unrealized losses of $439. As of December 31, 2017, our debt investments had a fair value of $26,844 with an amortized cost of $25,589; the difference between the fair value and amortized cost amounts resulted from unrealized gains of $1,401, net of unrealized losses of $146. Debt investments include $14,768 and $18,068 of balances that are restricted as of September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, 37 of the securities we hold, with a fair value of $8,932, have been in a loss position for less than 12 months and 28 of the investments we hold, with a fair value of $8,748, have been in a loss position for greater than 12 months. We do not believe these investments are impaired primarily because they have not been in a loss position for an extended period of time, the financial conditions of the issuers of these investments remain strong with solid fundamentals, or we intend to hold these investments until recovery, and other factors that support our conclusion that the loss is temporary. During the nine months ended September 30, 2018 and 2017, we received gross proceeds of $5,652 and $12,598, respectively, in connection with the sales of debt investments and recorded gross realized gains totaling $9 and $167, respectively, and gross realized losses totaling $104 and $31, respectively. We record gains and losses on the sales of these investments using the specific identification method.

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

During the nine months ended September 30, 2018, we did not change the type of inputs used to determine the fair value of any of our assets and liabilities that we measure at fair value.  Accordingly, there were no transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2018.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

The carrying value of accounts receivable and accounts payable approximates fair value as of September 30, 2018 and December 31, 2017.  The carrying value and fair value of our mortgage notes payable were $7,953 and $8,937, respectively, as of September 30, 2018 and $8,188 and $9,617, respectively, as of December 31, 2017, and are categorized in Level 3 of the fair value hierarchy in their entirety.  We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date. The carrying value and fair value of our mortgage notes payable as of December 31, 2017 excludes $34,781 of mortgage notes payable categorized as held for sale and presented separately in our condensed consolidated balance sheets. See Note 9 for more information regarding our communities classified as held for sale.

Non-Recurring Fair Value Measures

We review the carrying value of our long lived assets, including our property and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. See Note 3 for more information regarding fair value measurements related to impairments of our long lived assets we recorded.

Note 8.  Indebtedness

We previously had a $100,000 secured revolving credit facility, or our prior credit facility, which was scheduled to mature in April 2017. In February 2017, we replaced our prior credit facility with a new $100,000 secured revolving credit facility, or our credit facility, with terms substantially similar to those of our prior credit facility. We paid fees of $1,889 in 2017 in connection with the closing of our credit facility, which fees were deferred and are being amortized over the initial term of our credit facility. Our credit facility is available for general business purposes, including acquisitions, provides for issuance of letters of credit and matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our credit facility for two, one year periods. We are required to pay interest at a rate based on, at our option, LIBOR or a base rate, plus a premium, or 4.61% and 6.75%, respectively, per annum as of September 30, 2018, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. We can borrow, repay and re-borrow funds available until maturity, and no principal repayment is due until maturity. The weighted average annual interest rate for borrowings under our credit facility was 6.51% and 5.61% for the nine months ended September 30, 2018 and 2017, respectively. We incurred aggregate interest expense and other associated costs related to our credit facilities of $329 and $358 for the three months ended September 30, 2018 and 2017, respectively, and $864 and $848 for the nine months ended September 30, 2018 and 2017, respectively.

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

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

At September 30, 2018, we had seven irrevocable standby letters of credit outstanding, totaling $25,216. In June 2018, we increased, from $17,800 to $22,700, one of these letters of credit which secures our workers' compensation insurance program, and this letter of credit is currently collateralized by approximately $17,885 of cash equivalents and $6,247 of debt and equity investments. This letter of credit currently matures in June 2019, at which time we expect to renew it for an amount then required for our workers' compensation insurance program. At September 30, 2018, the cash equivalents collateralizing this letter of credit, including accumulated interest, were classified as short term restricted cash in our condensed consolidated balance sheets, and the debt and equity investments collateralizing this letter of credit are classified as short term investments in our condensed consolidated balance sheets. The remaining six irrevocable standby letters of credit outstanding at September 30, 2018, totaling $2,516, secure certain of our other obligations. These letters of credit were scheduled to mature between October 2018 and September 2019 at September 30, 2018 and are required to be renewed annually. The letter of credit scheduled to mature in October 2018 was renewed for an additional year prior to its maturity. Our obligations under these six letters of credit are issued under our credit facility. As of September 30, 2018, we had these six letters of credit, totaling $2,516, issued and outstanding under our credit facility, and, after giving effect to the waiver described above, $52,811 available for borrowing under our credit facility.

At September 30, 2018, one of our senior living communities was encumbered by a mortgage. This mortgage contains standard mortgage covenants. We recorded a mortgage discount in connection with the assumption of this mortgage as part of our acquisition of the community secured by this mortgage in order to record this mortgage at its estimated fair value. We amortize this mortgage discount as an increase in interest expense until the maturity of this mortgage. This mortgage requires payments of principal and interest monthly until maturity. The following table is a summary of this mortgage as of September 30, 2018:

Balance as of		Contractual Stated	Effective		Monthly
September 30, 2018		Interest Rate	Interest Rate	Maturity Date	Payment	Lender Type

$8,239	(1)	6.20%	6.70%	September 2032	$72	Federal Home Loan Mortgage Corporation

(1)	Contractual principal payment excluding unamortized discount and debt issuance costs of $286.

We incurred mortgage interest expense, net of discount amortization, of $137 and $781 for the three months ended September 30, 2018 and 2017, respectively, and $909 and $2,352 for the nine months ended September 30, 2018 and 2017, respectively. This mortgage requires monthly payments into escrows for taxes, insurance and property replacement funds; certain withdrawals from these escrows require Federal Home Loan Mortgage Corporation approval.
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

As of September 30, 2018, we believe we were in compliance with all applicable covenants under our mortgage debt and, giving effect to the waiver discussed above, our credit facility.

Note 9. Leases and Management Agreements with SNH

Senior Living Communities Leased from SNH. We are SNH’s largest tenant and SNH is our largest landlord. As of September 30, 2018 and 2017, we leased 184 and 185 senior living communities from SNH, respectively. We lease senior living communities from SNH pursuant to five leases with SNH. Our total annual rent payable to SNH as of September 30, 2018 and 2017 was $207,504 and $206,297, respectively, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the sale and leaseback transaction with SNH in June 2016 described below, was $51,541 and $51,056 for the three months ended September 30, 2018 and 2017, respectively, and $154,425 and $152,358

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

for the nine months ended September 30, 2018 and 2017, respectively, which amounts included estimated percentage rent of $1,387 and $1,353 for the three months ended September 30, 2018 and 2017, respectively, and $4,068 and $4,190 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, we had outstanding rent due and payable to SNH of $18,642 and $18,555, respectively, which amounts are included in due to related persons in our condensed consolidated balance sheets.

Pursuant to the terms of our leases with SNH, for the nine months ended September 30, 2018 and 2017, we sold to SNH $14,749 and $30,698, respectively, of improvements to communities leased from SNH. As a result, the annual rent payable by us to SNH increased by approximately $1,177 and $2,464 as of September 30, 2018 and 2017, respectively. As of September 30, 2018, our property and equipment included $987 for similar improvements to communities leased from SNH that we expect to request SNH to purchase from us for an increase in future rent; however, SNH is not obligated to purchase these improvements.

In June 2016, we entered an agreement with SNH pursuant to which, on June 29, 2016, we sold seven senior living communities to SNH for an aggregate purchase price of $112,350, and SNH simultaneously leased these communities back to us under a new long term lease agreement. Under the new lease, we are required to pay SNH initial annual rent of $8,426, plus percentage rent beginning in 2018.

In accordance with FASB ASC Topic 840, Leases, the June 2016 sale and leaseback transaction qualifies for sale-leaseback accounting. Accordingly, the gain generated from the sale of $82,644 was deferred and is being amortized as a reduction of rent expense over the initial term of the lease. As of September 30, 2018 and December 31, 2017, the short term portion of the deferred gain in the amount of $6,609 is presented in other current liabilities in our condensed consolidated balance sheets, and the long term portion is presented separately in our condensed consolidated balance sheets.

In June 2018, we and SNH sold to a third party one SNF, which was previously leased to us, located in California with 97 living units for a sales price of approximately $6,500, excluding closing costs. We recorded a loss of $62 and $102 for the three and nine months ended September 30, 2018, respectively, as a result of this sale, which loss is included in loss (gain) on sale of senior living communities in our condensed consolidated statements of operations. This community, while leased by us, generated a loss from operations before income taxes of $24 and $358 for the three months ended September 30, 2018 and 2017, respectively, and $283 and $461 for the nine months ended September 30, 2018 and 2017, respectively, excluding the loss on sale of the community. Pursuant to the terms of our lease with SNH, as a result of this sale, our annual rent payable to SNH decreased by 10% of the net proceeds that SNH received from this sale, in accordance with the terms of the applicable lease.

Also in June 2018, SNH acquired an additional living unit at a senior living community we lease from SNH located in Florida which was added to the lease for that senior living community, and, as a result of this acquisition, our annual rent payable to SNH increased by $14 in accordance with the terms of such lease.

Senior Living Communities Managed for the Account of SNH and its Related Entities. As of September 30, 2018 and 2017, we managed 75 and 68 senior living communities, respectively, for the account of SNH. We earned base management fees of $3,597 and $3,199 from the senior living communities we managed for the account of SNH for the three months ended September 30, 2018 and 2017, respectively, and $10,486 and $9,708 for the nine months ended September 30, 2018 and 2017, respectively. In addition, we earned fees for our management of capital expenditure projects at the communities we managed for the account of SNH of $344 and $128 for the three months ended September 30, 2018 and 2017, respectively, and $714 and $628 for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included in management fee revenue in our condensed consolidated statements of operations.

In November 2017, we entered a transaction agreement with SNH, or the transaction agreement, pursuant to which in December 2017, January 2018, February 2018 and June 2018 we sold to, and began managing for the account of, SNH a total of six senior living communities and, concurrently with those sales, we and SNH entered management agreements for each of these senior living communities and two new pooling agreements with terms substantially similar to our other management and pooling agreements with SNH.

In accordance with FASB ASC Topic 360, Property, Plant and Equipment, or ASC 360, these six senior living communities met the conditions to be classified as held for sale in November 2017. These six senior living communities, while owned by us, generated income (loss) from operations before income taxes of $(14) and $806 for the three months ended September 30, 2018

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

and 2017, respectively, and $137 and $2,075 for the nine months ended September 30, 2018 and 2017, respectively, excluding the gain on sale of the communities. These amounts are included in our condensed consolidated statements of operations.

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

In January and February 2018, we sold two additional senior living communities described above for an aggregate sales price of $41,917. These two senior living communities had an aggregate carrying value of $19,425, net of mortgage debt and premiums of $17,356, of which the principal amount of $16,776 was assumed by SNH. These transactions are accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with the adoption of these new ASUs on January 1, 2018. Under these new ASUs, the income recognition for real estate sales is largely based on the transfer of control rather than continuing involvement in the ownership of the real estate. We recorded a gain of $5,684 for the three months ended March 31, 2018 as a result of the sale of these two senior living communities, which gain is included in loss (gain) on sale of senior living communities in our condensed consolidated statements of operations.

In June 2018, we sold the remaining two senior living communities described above for an aggregate sales price of $23,300. These two senior living communities had an aggregate carrying value of $5,163, net of mortgage debt and premiums of $17,226, of which the principal amount of $16,588 was assumed by SNH. These transactions are accounted for in accordance with ASU No. 2014-09, in particular ASC Topic 610 and related ASUs, effective with our adoption of these new ASUs on January 1, 2018. We recorded a gain of $1,549 for the three months ended June 30, 2018 as a result of the sale of these two senior living communities, which gain is included in loss (gain) on sale of senior living communities in our condensed consolidated statements of operations.

In June 2018, we began managing for the account of SNH, pursuant to a management agreement and our existing Pooling Agreement No. 12 with SNH, as amended and restated, a senior living community SNH owns located in California with 98 living units. Pursuant to the terms of the management and pooling agreements with respect to this senior living community, we will earn a management fee equal to 5% of the gross revenues realized at this community plus reimbursement for our direct costs and expenses related to our operation of this community, as well as an annual incentive fee equal to 20% of the annual net operating income of this community remaining after SNH realizes an annual minimum return of $1,000 plus 7% of its invested capital for this community in excess of $500 made after the date we began managing this community, and SNH’s annual minimum return for this community will not be used in determining whether or not there is a priority return shortfall, as defined, under the pooling agreement until 2019.

In November 2018, we began managing for the account of SNH, pursuant to a management agreement with SNH, a senior living community SNH owns located in Colorado with 238 living units. Pursuant to the terms of the management agreement with respect to this senior living community, we will earn a management fee equal to 5% of the gross revenues realized at this community plus reimbursement for our direct costs and expenses related to our operation of this community, as well as an annual incentive fee equal to 20% of the annual net operating income of this community remaining after SNH realizes an annual minimum return of $1,500 plus 7% of its invested capital for this community made after the date we began managing this community. We and SNH both have the option to terminate the management agreement with respect to this community as of December 31, 2019.

We also provide certain other services to residents at some of the senior living communities we manage for SNH, such as rehabilitation services. At senior living communities we manage for the account of SNH where we provide rehabilitation services on an outpatient basis, the residents, third party payers or government programs pay us for those rehabilitation services. At senior living communities we manage for the account of SNH where we provide both inpatient and outpatient rehabilitation services, SNH generally pays us for these services and charges for such services are included in amounts charged to residents, third party payers or government programs. We earned revenues of $1,584 and $1,841 for the three months ended September 30, 2018 and 2017, respectively, and $4,944 and $5,709 for the nine months ended September 30, 2018 and 2017, respectively, for rehabilitation services we provided at senior living communities we manage for the account of SNH and that are payable by SNH. These amounts are included in senior living revenue in our condensed consolidated statements of operations.

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

In order to accommodate certain requirements of New York healthcare licensing laws, a part of the senior living community SNH owns, and we manage, located in Yonkers, New York is subleased by a subsidiary of SNH to D&R Yonkers LLC. As of September 30, 2018, D&R Yonkers LLC was owned by our Executive Vice President, Chief Financial Officer and Treasurer and by SNH’s former president and chief operating officer. We count the part of this senior living community that we manage for D&R Yonkers LLC and the part of this senior living community that we manage for the account of SNH as one senior living community. We earned management fees of $68 and $87 for the three months ended September 30, 2018 and 2017, respectively, and $208 and $195 for the nine months ended September 30, 2018 and 2017, respectively, under this management arrangement with D&R Yonkers LLC, which amounts are included in management fee revenue in our condensed consolidated statements of operations.

Note 10. Business Management Agreement with RMR LLC

The RMR Group LLC, or RMR LLC, provides us certain services that we require to operate our business and which relate to various aspects of our business. RMR LLC provides these services pursuant to a business management agreement.

Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $2,258 and $2,264 for the three months ended September 30, 2018 and 2017, respectively, and $6,771 and $6,817 for the nine months ended September 30, 2018 and 2017, respectively. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $61 and $72 for the three months ended September 30, 2018 and 2017, respectively, and $184 and $207 for the nine months ended September 30, 2018 and 2017, respectively, which amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

Note 11. Related Person Transactions

We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust, AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Directors or officers.

SNH. SNH is currently one of our largest stockholders, owning, as of September 30, 2018, 4,235,000 of our common shares, or approximately 8.4% of our outstanding common shares. We lease from, and manage for the account of, SNH a majority of the senior living communities we operate. RMR LLC provides management services to both us and SNH and Adam D. Portnoy, one of our Managing Directors, also serves as a managing trustee of SNH. See Notes 9 and 10 for more information regarding our relationships, agreements and transactions with SNH and certain parties related to it and us.

RMR LLC. We have an agreement with RMR LLC to provide management services to us. See Note 10 for more information regarding our management agreement with RMR LLC.

ABP Trust. A subsidiary of ABP Trust is our largest stockholder, owning, as of September 30, 2018, 17,999,999 of our common shares, or approximately 35.6% of our outstanding common shares. Adam D. Portnoy, one of our Managing Directors, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of The RMR Group Inc., or RMR Inc.; RMR Inc. is the managing member of RMR LLC.

We lease our headquarters from another subsidiary of ABP Trust. Our rent expense for our headquarters, including utilities and real estate taxes that we pay as additional rent, was $420 and $416 for the three months ended September 30, 2018 and 2017, respectively, and $1,299 and $1,212 for the nine months ended September 30, 2018 and 2017, respectively.

AIC. We, ABP Trust, SNH and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $3,144 in connection with the renewal of this insurance program for the policy year ending June 30, 2019, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

As of September 30, 2018 and December 31, 2017, our investment in AIC had a carrying value of $9,157 and $8,185, respectively. These amounts are presented as equity investment of an investee in our condensed consolidated balance sheets. We

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of operations. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities that are owned by AIC related to our investment in AIC.

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

As previously disclosed, in July 2017, as a result of our compliance program to review records related to our Medicare billing practices, we became aware of certain potential inadequate documentation and other issues at one of our leased SNFs. This compliance review was not initiated in response to any specific complaint or allegation, but was a review of the type that we periodically undertake to test our compliance with applicable Medicare billing rules. As a result of these discoveries, we have made a voluntary disclosure of deficiencies to the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, pursuant to the OIG's Provider Self-Disclosure Protocol. We submitted supplemental disclosures to the OIG in December 2017 and March 2018. At December 31, 2017, we accrued an estimated revenue reserve of $888 for historical Medicare payments we received and expect to repay as a result of these deficiencies, which amount we reduced to $759 in March 2018. The entire $759 reserve remained accrued and unpaid at September 30, 2018. In addition, at December 31, 2017, we recorded an aggregate $658 expense for additional costs we incurred as a result of this matter, including estimated OIG imposed penalties, which amount we reduced to $594 in March 2018, and thereafter recorded an additional expense of $55, $20 and $12 for further costs related to this matter for the three months ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively. Our total costs incurred related to this matter at September 30, 2018, excluding revenue reserves, was $681, $559 of which remained accrued and unpaid at September 30, 2018.

We were defendants in a lawsuit filed in the Superior Court of Maricopa County, Arizona by the estate of a former resident of a senior living community operated by us, or the Arizona litigation matter. The complaint asserted claims against us for pain and suffering as a result of improper treatment constituting violations of the Arizona Adult Protective Services Act and wrongful death. In May 2015, the jury rendered a decision in our favor on the wrongful death claim, and against us on the remaining claims, returning verdicts awarding damages of approximately $19,200, which consisted of $2,500 for pain and suffering and the remainder in punitive damages. In March 2016, pursuant to a settlement agreement we entered with the plaintiff, $7,250 was paid to the plaintiff, of which $3,021 was paid by our then liability insurer and the balance by us. We recorded a $4,229 charge for the year ended December 31, 2015 for the net settlement amount we paid. In September 2017, pursuant to an agreement we entered with our former liability insurer to settle litigation we had commenced against it, our former liability insurer paid us an additional $800 related to our settlement of the Arizona litigation matter and we recorded a decrease to other senior living operating expenses in our condensed consolidated statements of operations consistent with the classification of the original charge.

Note 13.  Employee Benefit Plans

Employee 401(k) Plan. We have an employee savings plan, or our 401(k) Plan, under the provisions of Section 401(k) of the Internal Revenue Code, or the IRC. All of our employees are eligible to participate in our 401(k) Plan and are entitled upon termination or retirement to receive their vested portion of our 401(k) Plan assets. We match up to a certain amount of employee contributions. We also pay certain expenses related to our 401(k) Plan. Our contributions and related expenses for our 401(k) Plan were $332 and $322 for the three months ended September 30, 2018 and 2017, respectively, of which $292 and

FIVE STAR SENIOR LIVING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(unaudited)

$288, respectively, was recorded in senior living wages and benefits and of which $40 and $34, respectively, was recorded in general and administrative expenses in our condensed consolidated statements of operations. Our contributions and related expenses for our 401(k) Plan were $1,003 and $1,085 for the nine months ended September 30, 2018 and 2017, respectively, of which $879 and $943, respectively, was recorded in senior living wages and benefits and of which $124 and $142, respectively, was recorded in general and administrative expenses in our condensed consolidated statements of operations.
Non-Qualified Deferred Compensation Plan. In May 2018, our board of directors adopted a non-qualified deferred compensation plan, or our Deferred Compensation Plan, which we began offering to certain of our employees, including our executive officers, in August 2018. Participation in our Deferred Compensation Plan is limited to a group of highly compensated employees holding the position of administrator or director or a position above such levels, which group includes our named executive officers. Our Deferred Compensation Plan is an unfunded and unsecured deferred compensation arrangement. A participant may, on a pre-tax basis, elect to defer base salary and bonus up to the maximum percentages for such deferrals as described in our Deferred Compensation Plan. We may also, at our discretion, match deferrals made under our Deferred Compensation Plan, subject to a vesting schedule. Compensation deferred under our Deferred Compensation Plan was recorded in accounts payable and accrued expenses in our condensed consolidated balance sheets as of September 30, 2018. Expenses related to such deferred compensation were recorded in senior living wages and benefits and general and administrative expenses in our condensed consolidated statements of operations. Compensation deferred under our Deferred Compensation Plan was not material to our condensed consolidated balance sheets as of September 30, 2018 or our condensed consolidated statements of operations for three and nine months ended September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Quarterly Report, and with our Annual Report.

GENERAL INDUSTRY TRENDS

We believe that the primary market for senior living services is individuals age 80 and older, and, according to U.S. Census data, that group is projected to be among the fastest growing age cohort in the United States over the next 20 years. Also, as a result of medical advances, seniors are living longer. Due to these demographic trends, we expect the demand for senior living services to increase in future years.

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

For the past few years, low capital costs appear to have encouraged increased senior living development, particularly in areas where existing senior living communities have historically experienced high occupancies. This has resulted in a significant number of new senior living communities being developed in recent years, although there are indications that the rate of newly started development has recently declined. The development activity has increased competitive pressures on us, particularly in certain geographic markets where we own, lease and manage senior living communities, and we expect these challenges to continue for at least the next few years. As recently developed senior living communities begin operations, we expect to have continuing challenges to maintain or increase occupancies and charges at our senior living communities. These challenges are currently negatively impacting our revenues, cash flows and results from operations and we expect these challenges to continue at least through 2019.

Another factor which appears to be negatively affecting us and our industry is that the same medical advances and healthcare services that are extending lives and periods of occupancy at senior living communities are also allowing some potential residents to defer the time when they require the special services available at our communities. We do not currently believe that the increased stays that may result from medical advances and healthcare services will be completely offset by deferred entry, but we think this factor may be contributing to occupancy declines at this time.

In addition, low unemployment in the United States combined with a competitive labor market that are increasing our employment costs, including salaries, wages and benefits, such as health care benefit coverage, for our employees, will increase our operating expenses and may negatively impact our financial results.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Three Months Ended September 30, 2018 and 2017:
The following tables present a summary of our operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(dollars in thousands, except average monthly rate)	2018	2017	Change	%/bps Change
Senior living revenue	$272,701	$279,654	$(6,953)	(2.5)%
Management fee revenue	4,009	3,414	595	17.4%
Reimbursed costs incurred on behalf of managed communities	72,200	64,033	8,167	12.8%
Total revenues	348,910	347,101	1,809	0.5%
Senior living wages and benefits	(142,035)	(138,255)	3,780	2.7%
Other senior living operating expenses	(76,761)	(71,218)	5,543	7.8%
Costs incurred on behalf of managed communities	(72,200)	(64,033)	8,167	12.8%
Rent expense	(52,282)	(51,779)	503	1.0%
General and administrative expenses	(18,965)	(17,851)	1,114	6.2%
Depreciation and amortization expense	(9,137)	(9,753)	(616)	(6.3)%
Loss on sale of senior living communities	(62)	—	(62)	(100.0)%
Long lived asset impairment	—	(142)	(142)	(100.0)%
Interest, dividend and other income	192	167	25	15.0%
Interest and other expense	(466)	(1,139)	(673)	(59.1)%
Unrealized gain on equity investments	133	—	(133)	100.0%
Gain on early extinguishment of debt	—	143	(143)	(100.0)%
Realized gain on sale of debt and equity investment, net of tax	2	70	(68)	(97.1)%
Benefit for income taxes	263	55	208	378.2%
Equity in earnings of an investee, net of tax	826	31	795	2,564.5%
Net loss	$(21,582)	$(6,603)	$(14,979)	(226.9)%
Total number of communities (end of period):
Owned and leased communities	208	215	(7)	(3.3)%
Managed communities	75	68	7	10.3%
Number of total communities	283	283	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	22,290	23,005	(715)	(3.1)%
Managed living units (1)	9,515	8,807	708	8.0%
Number of total living units (1)	31,805	31,812	(7)	—%

Owned and leased communities:
Occupancy % (1)	82.0%	83.0%	n/a	(100)	bps
Average monthly rate (2)	$4,701	$4,648	$53	1.1%
Percent of senior living revenue from Medicaid	12.6%	12.3%	n/a	30	bps
Percent of senior living revenue from Medicare	10.5%	10.3%	n/a	20	bps
Percent of senior living revenue from private and other sources	76.9%	77.4%	n/a	(50)	bps

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have operated continuously since July 1, 2017):

	Three Months Ended September 30,
(dollars in thousands, except average monthly rate)	2018	2017	Change	%/bps Change
Senior living revenue	$271,421	$272,378	$(957)	(0.4)%
Management fee revenue	3,331	3,287	44	1.3%
Senior living wages and benefits	141,125	135,146	(5,979)	4.4%
Other senior living operating expenses	76,585	68,992	(7,593)	11.0%
Total number of communities (end of period):
Owned and leased communities	208	208	—	—%
Managed communities	68	68	—	—%
Number of total communities	276	276	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	22,290	22,313	(23)	(0.1)%
Managed living units (1)	8,818	8,807	11	0.1%
Number of total living units (1)	31,108	31,120	(12)	—%

Owned and leased communities (1):
Occupancy % (1)	82.0%	82.8%	n/a	(80)	bps
Average monthly rate (2)	$4,701	$4,677	$24	0.5%
Percent of senior living revenue from Medicaid	12.7%	12.3%	n/a	40	bps
Percent of senior living revenue from Medicare	10.2%	10.2%	n/a	—	bps
Percent of senior living revenue from private and other sources	77.1%	77.5%	n/a	(40)	bps

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
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following is a discussion of our operating results for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Senior living revenue. Senior living revenue for the three months ended September 30, 2018 decreased approximately 2.5% compared to the same period in 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and five senior living communities during the first half of 2018 and a decrease in occupancy, partially offset by an increase in revenues from ancillary services, such as rehabilitation and wellness services. The 0.4% decrease in senior living revenue at the communities that we have operated continuously since July 1, 2017 was primarily due to a decrease in occupancy.

Management fee revenue. Management fee revenue increased by 17.4% for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in the number of managed communities from 68 to 75.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 12.8% for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in the number of managed communities from 68 to 75.

Senior living wages and benefits. Senior living wages and benefits increased by 2.7% for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in overtime expenses and annual wage increases, partially offset by the sale of two senior living communities during the fourth quarter of 2017 and five senior living communities during the first half of 2018. The 4.4% increase in senior living wages and benefits at the communities that we have operated continuously since July 1, 2017 was primarily due to an increase in overtime expenses and annual wage increases.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 7.8% for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in repairs and maintenance and certain consulting and other purchased services expenses, partially offset by the sale of two senior living communities during the fourth

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

quarter of 2017 and five senior living communities during the first half of 2018 and a decrease in professional and general liability insurance expenses. The 11.0% increase in other senior living operating expenses at the communities that we have operated continuously since July 1, 2017 was primarily due to an increase in repairs and maintenance and certain consulting and other purchased services expenses, partially offset by a decrease in professional and general liability insurance expenses.

Rent expense. Rent expense increased by 1.0% for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2017 pursuant to our leases with SNH.

General and administrative expenses. General and administrative expenses increased by 6.2% for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in expenses for certain consulting and other purchased services during the third quarter of 2018.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 6.3% for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and five senior living communities during the first half of 2018, partially offset by capital expenditures we made at our owned and leased communities (net of our sales of capital improvements to SNH at our leased communities).

Loss on sale of senior living communities. A loss on sale of senior living communities of $0.1 million was recorded primarily in connection with the sale of one senior living community to a third party in June 2018.

Long lived asset impairment. For the three months ended September 30, 2017, we recorded non-cash charges for long lived asset impairment of $0.1 million to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income increased by 15.0% for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to higher investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense decreased by 59.1% for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to the prepayment of one mortgage note in September 2017 and another mortgage note in December 2017 and SNH's assumption of one mortgage note in February 2018 and another mortgage note in June 2018 in connection with our sale of three senior living communities to SNH pursuant to the transaction agreement.

Unrealized gain on equity investments. Unrealized gain on equity investments represents our unrealized gain on our equity investments held at September 30, 2018 in accordance with new GAAP standards effective January 1, 2018.

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

Benefit for income taxes. For the three months ended September 30, 2018 and 2017, we recognized a benefit for income taxes of $0.3 million and $0.1 million, respectively. The benefit for income taxes for the three months ended September 30, 2018 is related to our state income taxes. The benefit for income taxes for the three months ended September 30, 2017 is primarily due to intra-period tax allocation benefits related to the unrealized gains on our debt and equity investments.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Statistical Data For the Nine Months Ended September 30, 2018 and 2017:
The following tables present a summary of our operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(dollars in thousands, except average monthly rate)	2018	2017	Change	%/bps Change
Senior living revenue	$818,108	$842,938	$(24,830)	(2.9)%
Management fee revenue	11,408	10,531	877	8.3%
Reimbursed costs incurred on behalf of managed communities	208,009	194,346	13,663	7.0%
Total revenues	1,037,525	1,047,815	(10,290)	(1.0)%
Senior living wages and benefits	(418,917)	(413,196)	5,721	1.4%
Other senior living operating expenses	(226,302)	(219,060)	7,242	3.3%
Costs incurred on behalf of managed communities	(208,009)	(194,346)	13,663	7.0%
Rent expense	(156,640)	(154,524)	2,116	1.4%
General and administrative expenses	(57,405)	(56,733)	672	1.2%
Depreciation and amortization expense	(26,974)	(29,040)	(2,066)	(7.1)%
Gain on sale of senior living communities	7,131	—	7,131	100.0%
Long lived asset impairment	(365)	(528)	(163)	(30.9)%
Interest, dividend and other income	577	559	18	3.2%
Interest and other expense	(1,773)	(3,200)	(1,427)	(44.6)%
Unrealized gain on equity investments	127	—	127	100.0%
Gain on early extinguishment of debt	—	143	(143)	(100.0)%
Realized (loss) gain on sale of debt and equity investment, net of tax	(8)	351	(359)	(102.3)%
(Provision) benefit for income taxes	(274)	1,330	1,604	120.6%
Equity in earnings of an investee, net of tax	882	533	349	65.5%
Net loss	$(50,425)	$(19,896)	$(30,529)	(153.4)%
Total number of communities (end of period):
Owned and leased communities	208	215	(7)	(3.3)%
Managed communities	75	68	7	10.3%
Number of total communities	283	283	—	—%
Total number of living units (end of period):
Owned and leased living units (2)	22,290	23,005	(715)	(3.1)%
Managed living units (2)	9,515	8,807	708	8.0%
Number of total living units (2)	31,805	31,812	(7)	—%

Owned and leased communities:
Occupancy % (1) (2)	81.7%	83.2%	n/a	(150)	bps
Average monthly rate (1) (3)	$4,735	$4,706	$29	0.6%
Percent of senior living revenue from Medicaid	12.3%	11.7%	n/a	60	bps
Percent of senior living revenue from Medicare	10.9%	11.2%	n/a	(30)	bps
Percent of senior living revenue from private and other sources	76.8%	77.1%	n/a	(30)	bps

(1) Occupancy and average monthly rate for the nine months ended September 30, 2018 include data for the senior living communities that were sold to SNH during such period as owned until the time of sale and as managed from the time of sale through the end of such period.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparable communities (senior living communities that we have operated continuously since January 1, 2017):

	Nine Months Ended September 30,
(dollars in thousands, except average monthly rate)	2018	2017	Change	%/bps Change
Senior living revenue	$807,598	$820,384	$(12,786)	(1.6)%
Management fee revenue	9,957	9,904	53	0.5%
Senior living wages and benefits	412,653	403,426	(9,227)	2.3%
Other senior living operating expenses	223,892	212,868	(11,024)	5.2%
Total number of communities (end of period):
Owned and leased communities	208	208	—	—%
Managed communities	68	68	—	—%
Number of total communities	276	276	—	—%
Total number of living units (end of period):
Owned and leased living units (1)	22,290	22,313	(23)	(0.1)%
Managed living units (1)	8,818	8,807	11	0.1%
Number of total living units (1)	31,108	31,120	(12)	—%

Owned and leased communities (1):
Occupancy % (1)	81.7%	83.0%	n/a	(130)	bps
Average monthly rate (2)	$4,739	$4,735	$4	0.1%
Percent of senior living revenue from Medicaid	12.2%	11.6%	n/a	60	bps
Percent of senior living revenue from Medicare	10.6%	11.2%	n/a	(60)	bps
Percent of senior living revenue from private and other sources	77.2%	77.2%	n/a	—	bps

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
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following is a discussion of our operating results for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Senior living revenue. Senior living revenue for the nine months ended September 30, 2018 decreased approximately 2.9% compared to the same period in 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and five senior living communities during the first half of 2018 and a decrease in occupancy, partially offset by an increase in revenues from ancillary services, such as rehabilitation and wellness services. The 1.6% decrease in senior living revenue at the communities that we have operated continuously since January 1, 2017 was primarily due to a decrease in occupancy.

Management fee revenue. Management fee revenue increased by 8.3% for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in the number of managed communities from 68 to 75.

Reimbursed costs incurred on behalf of managed communities. Reimbursed costs incurred on behalf of managed communities increased by 7.0% for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in the number of managed communities from 68 to 75.

Senior living wages and benefits. Senior living wages and benefits increased by 1.4% for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in employee health insurance expense, overtime expenses and annual wage increases, partially offset by the sale of two senior living communities during the fourth quarter of 2017 and five senior living communities during the first half of 2018. The 2.3% increase in senior living wages and benefits at the communities that we have operated continuously since January 1, 2017 was primarily due to an increase in employee health insurance expense, overtime expenses and annual wage increases.

Other senior living operating expenses. Other senior living operating expenses, which include utilities, housekeeping, dietary, repairs and maintenance, insurance and community level administrative costs, increased by 3.3% for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in repairs and maintenance and certain consulting and other purchased services expenses, partially offset by the sale of two senior living communities during the fourth quarter of 2017 and five senior living communities during the first half of 2018 and a decrease in professional and general

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

liability insurance expenses. The 5.2% increase in other senior living operating expenses at the communities that we have operated continuously since January 1, 2017 was primarily due to an increase in repairs and maintenance and certain consulting and other purchased services expenses, partially offset by a decrease in professional and general liability insurance expenses.

Rent expense. Rent expense increased by 1.4% for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to additional rent related to senior living community capital improvements we sold to SNH since January 1, 2017 pursuant to our leases with SNH.

General and administrative expenses. General and administrative expenses increased by 1.2% for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in expenses for consulting and other purchased services during the third quarter of 2018.

Depreciation and amortization expense. Depreciation and amortization expense decreased by 7.1% for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to the sale of two senior living communities during the fourth quarter of 2017 and five senior living communities during the first half of 2018, partially offset by capital expenditures we made at our owned and leased communities (net of our sales of capital improvements to SNH at our leased communities).

Gain on sale of senior living communities. A gain on sale of senior living communities of $7.1 million was recorded primarily in connection with our sale of four senior living communities to SNH in January, February and June 2018 pursuant to the transaction agreement.

Long lived asset impairment. For the nine months ended September 30, 2018 and 2017, we recorded non-cash charges for long lived asset impairment of $0.4 million and $0.5 million, respectively, to reduce the carrying value of certain of our long lived assets to their estimated fair values.

Interest, dividend and other income. Interest, dividend and other income increased by 3.2% for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to higher investable cash and cash equivalents balances.

Interest and other expense. Interest and other expense decreased by 44.6% for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to the prepayment of one mortgage note in September 2017 and another mortgage note in December 2017 and SNH's assumption of one mortgage note in February 2018 and another mortgage note in June 2018 in connection with our sale of three senior living communities to SNH pursuant to the transaction agreement.

Unrealized gain on equity investments. Unrealized gain on equity investments represents our unrealized gains on our equity investments held at September 30, 2018 in accordance with new GAAP standards effective January 1, 2018.

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

(Provision) benefit for income taxes. For the nine months ended September 30, 2018 and 2017, we recognized a provision for income taxes of $0.3 million and a benefit for income taxes of $1.3 million, respectively. The provision for income taxes for the nine months ended September 30, 2018 is related to our state income taxes. The benefit for income taxes for the nine months ended September 30, 2017 is primarily due to our monetization of alternative minimum tax credits during the second quarter of 2017.

Equity in earnings of an investee, net of tax. Equity in earnings of an investee represents our proportionate share of earnings from AIC.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had $13.1 million of unrestricted cash and cash equivalents and $52.8 million available for borrowing under our credit facility.

Our principal sources of funds to meet operating and capital expenses and debt service obligations are cash flows from operating activities, unrestricted cash balances, borrowings under our credit facility and proceeds from our sales to SNH of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

qualified capital improvements we may make to communities that we lease from SNH for increased rent pursuant to our leases with SNH.

Our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report have been prepared on the basis that we will continue as a going concern, which accordingly assumes, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. We face increased competition across the senior living industry, including in specific markets in which we operate senior living communities. Medical advances and healthcare services also allow some potential residents to defer the time when they require the special services available at our communities. In addition, low unemployment in the United States combined with a competitive labor market within our industry are increasing our employment costs. These challenges are currently negatively impacting our revenues, expenses, cash flows and results from operations, and we expect these challenges to continue at least through 2019. At September 30, 2018, we have an accumulated deficit of approximately $269.0 million and have incurred operating losses in each of the last three years. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on our cash balance at September 30, 2018 and projected cash needs for the next 12 months, our management believes that we will need to increase our revenues, reduce our costs and/or pursue other transactions to be able to continue to fund our operating and capital requirements and meet our debt covenant obligations. We will need to raise the additional funds by: (i) increasing occupancy and/or rates we charge at our senior living communities, (ii) reducing our costs, (iii) increasing our revenues from other services we provide, such as rehabilitation, home health or other services, (iv) engaging in additional sale and leaseback or manageback transactions, (v) selling assets, including senior living communities we own, (vi) obtaining mortgage financing for our owned senior living communities, (vii) obtaining additional debt financing, such as term debt and/or a new credit facility, and/or (viii) issuing other debt or equity securities. We cannot be sure that we will be able to obtain any such additional funds by any of the foregoing or other means, and any such funds we may obtain may not be sufficient. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

Assets and Liabilities

At September 30, 2018, we had $13.1 million of unrestricted cash and cash equivalents compared to $26.3 million at December 31, 2017. Our total current and long term assets were $124.2 million and $270.4 million, respectively, at September 30, 2018 compared to $197.2 million and $278.7 million, respectively, at December 31, 2017.  Our total current and long term liabilities were $193.8 million and $105.9 million, respectively, at September 30, 2018 compared to $218.6 million and $112.3 million, respectively, at December 31, 2017. The decrease in total current assets primarily relates to a decrease in assets held for sale as a result of the sale of four senior living communities to SNH during the first half of 2018, partially offset by an increase in due from related persons because of timing differences in when payments were received and an increase in prepaid and other current assets due to timing differences in when our various insurance policies are renewed. The decrease in total current liabilities primarily relates to a decrease in liabilities held for sale as a result of SNH's assumption of mortgage debt in connection with the sale of three senior living communities to SNH during the first half of 2018 and a decrease in accounts payable and accrued expenses due to timing differences in when payments were made, partially offset by an increase in accrued compensation and benefits due to timing differences in when the pay dates prior to the end of each period occurred and in when the payment of other payroll items occurred and an increase in accrued real estate taxes due to timing differences in when real estate tax bills are assessed and paid.

We had cash flows used in operating activities of $26.0 million for the nine months ended September 30, 2018 compared to cash flows provided by operating activities of $25.2 million for the same period in 2017. The increase in cash flows used in operating activities for the nine months ended September 30, 2018 compared to the same period in 2017 relates to the timing of payments made by us for payables and other accrued expenses, amounts received by us from related persons, a $0.8 million payment we received from our former liability insurer related to our settlement of the Arizona litigation matter during the nine months ended September 30, 2017 and lower operating income before non-cash items during the nine months ended September 30, 2018 compared to the same period in 2017.

We had cash flows provided by investing activities of $12.7 million for the nine months ended September 30, 2018 compared to cash flows used in investing activities of $18.8 million for the same period in 2017. The increase in cash flows provided by investing activities was primarily due to the $31.8 million of net proceeds received from the sale of four senior living communities to SNH during the first half of 2018. Acquisitions of property and equipment, net of sales of qualified improvements we made to SNH pursuant to our leases with SNH, were $22.2 million and $24.4 million for the nine months ended September 30, 2018 and 2017, respectively.

We had cash flows used in financing activities of $0.4 million and $11.1 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash flows used in financing activities for the nine months ended September 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

was primarily due to the prepayment of a $13.1 million mortgage note in September 2017 and fees paid in 2017 in connection with the closing of our credit facility.

Our Leases and Management Agreements with SNH

As of September 30, 2018, we leased 184 senior living communities from SNH under five leases. Our total annual rent payable to SNH as of September 30, 2018 was $207.5 million, excluding percentage rent based on increases in gross revenues at certain communities. Our total rent expense under all of our leases with SNH, net of lease inducement amortization and the amortization of the deferred gain associated with the June 2016 sale and leaseback transaction, was $51.5 million and $51.1 million for the three months ended September 30, 2018 and 2017, respectively, and $154.4 million and $152.4 million for the nine months ended September 30, 2018 and 2017, respectively, which included approximately $1.4 million in estimated percentage rent due to SNH for each of the three months ended September 30, 2018 and 2017, and $4.1 million and $4.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Upon our request, SNH may purchase capital improvements made at the communities we lease from SNH and increase our rent pursuant to contractual formulas; however, we are not required to offer these improvements for sale to SNH and SNH is not obligated to purchase these improvements from us. During the nine months ended September 30, 2018, we sold to SNH $14.7 million of improvements made at the communities we lease from SNH. As a result, the annual rent payable by us to SNH increased by approximately $1.2 million.

As of September 30, 2018, we managed 75 senior living communities for the account of SNH and its related entities pursuant to long term management agreements and pooling agreements that combine various calculations of revenues and expenses from the operations of the communities covered by the applicable pooling agreements. We earned management fees of $4.0 million and $3.4 million for the three months ended September 30, 2018 and 2017, respectively, and $11.4 million and $10.5 million for the nine months ended September 30, 2018 and 2017, respectively, from the senior living communities we manage for the account of SNH and its related entities. Included in these amounts were fees we earned for our management of capital expenditure projects at the communities we managed for the account of SNH of $0.3 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.

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

At some of our senior living communities (principally our SNFs) and our rehabilitation and wellness clinics, Medicare and Medicaid programs provide operating revenues for skilled nursing and rehabilitation and wellness services. We derived approximately 23.2% and 22.9% of our consolidated revenues from these government funded programs during the nine months ended September 30, 2018 and 2017, respectively. Our net Medicare revenues totaled $89.5 million and $94.6 million during

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

the nine months ended September 30, 2018 and 2017, respectively. Our net Medicaid revenues totaled $100.7 million and $98.5 million during the nine months ended September 30, 2018 and 2017, respectively.

On July 31, 2018, the Centers for Medicare and Medicaid Services, or CMS, issued the latest SNF prospective payment system final rule, which CMS estimates will increase Medicare payments to SNFs by approximately $820 million for federal fiscal year 2019, compared to federal fiscal year 2018. CMS also finalized its proposal to replace the existing case-mix classification methodology, the Resource Utilization Groups, Version IV, model, with a revised case-mix methodology called the Patient-Driven Payment Model effective October 1, 2019. In addition, CMS finalized revisions to the regulation that describes a beneficiary’s SNF “resident” status under the consolidated billing provision and the required content of the SNF level of care certification, as well as changes to the SNF Quality Reporting Program, including adopting a new quality measure removal factor and codifying in the regulations a number of requirements.

On October 1, 2018, CMS reduced the adjusted federal per diem rate by 2%, and adjusted the resulting rate by the value-based incentive payment amount earned by the SNF for that federal fiscal year under the Skilled Nursing Facility Value-Based Purchasing Program, or the SNF VBP program. CMS estimates that the federal fiscal year 2019 changes to the SNF VBP program will decrease payments to SNFs by an aggregate of approximately $211 million, compared to federal fiscal year 2018. CMS also finalized changes to requirements for the SNF VBP program, including performance and baseline periods for the federal fiscal year 2021 SNF VBP program year, an adjustment to the SNF VBP scoring methodology, and an Extraordinary Circumstances Exception policy for the SNF VBP program.

Beginning October 2, 2018, the U.S. Department of Labor, the U.S. Internal Revenue Service and CMS regulations permit insurers to sell short term plans that provide coverage for up to 12 months; previous Obama Administration guidance had limited such plans to 90 days. Short term plans are often less expensive than plans that meet the requirements of the Patient Protection and Affordable Care Act, or the ACA; short term plans are exempt from the ACA’s essential health benefits and other consumer protection requirements. In addition, on October 22, 2018, CMS announced that future Section 1332 of the ACA state health insurance innovation waivers may include short term or association health plans as having coverage comparable to ACA plans. It is unclear what impact, if any, these changes will have on health insurance markets or our revenues.

On November 1, 2018, CMS released its calendar year 2019 modifications to the Medicare Physician Fee Schedule that governs our Medicare outpatient therapy rates. Effective January 1, 2019, CMS will eliminate functional status reporting requirements due to the Bipartisan Budget Act of 2018’s elimination of statutory caps on outpatient therapy, which became effective on January 1, 2018. The final rule also introduced a new modifier to identify services performed by physical and occupational therapy assistants in advance of payment reductions under the Bipartisan Budget Act of 2018. However, these reductions will not become effective until January 1, 2022. CMS also expanded the definition of Merit-based Incentive Payment System, or MIPS, eligible clinicians to include physical and occupational therapists. MIPS consolidates the various CMS incentive and quality programs into a single reporting mechanism. Providers will receive either incentive payments or reimbursement cuts based on their compliance with MIPS requirements and their performance against a mean and median threshold of all MIPS eligible providers.

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

For further information regarding the government healthcare funding and regulation of our business, see the sections captioned “Business—Government Regulation and Reimbursement” in Part I, Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Revenues” in Part II, Item 7 of our Annual Report, the section captioned “—Our Revenues” in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and the section captioned “—Our Revenues” in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

Debt Financings and Covenants

We maintain a $100.0 million secured revolving credit facility, which is available for general business purposes, including acquisitions. Our credit facility matures in February 2020. Subject to our payment of extension fees and meeting other conditions, we have options to extend the stated maturity date of our credit facility for two, one year periods. We are required to pay interest at the rate based on, at our option, LIBOR or a base rate, plus a premium, or 4.61% and 6.75%, respectively, per annum as of September 30, 2018, on outstanding borrowings under our credit facility. We are also required to pay a quarterly commitment fee of 0.35% per annum on the unused part of the available borrowings under our credit facility. Our credit agreement contains a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to pay dividends or make other distributions to our stockholders in certain circumstances, and requires us to maintain financial ratios and a minimum net worth.

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

As of September 30, 2018, we had no outstanding borrowings under our credit facility, $2.5 million in letters of credit issued under our credit facility and approximately $8.0 million of outstanding mortgage debt. As of September 30, 2018, we believe we were in compliance with all applicable covenants under our mortgage debt and, giving effect to the waiver discussed above, our credit facility.

For more information regarding our debt financings and covenants, see Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Related Person Transactions
We have relationships and historical and continuing transactions with SNH, RMR LLC, ABP Trust, AIC and others related to them. For example: SNH is our former parent company, our largest landlord, the owner of the senior living communities that we manage and a significant stockholder of us; various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement with RMR LLC and RMR LLC also provides management services to SNH; RMR LLC employs our President and Chief Executive Officer, our Executive Vice President, Chief Financial Officer and Treasurer and our Executive Vice President and General Counsel; subsidiaries of ABP Trust, which is controlled by Adam D. Portnoy, who is the sole trustee, an officer and controlling shareholder of ABP Trust and one of our Managing Directors, are our largest stockholder and the landlord for our headquarters; and ABP Trust is the controlling shareholder of RMR Inc., which is the managing member of RMR LLC. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have directors, trustees and officers who are also directors, trustees or officers of us, SNH, RMR LLC or RMR Inc., including: D&R Yonkers LLC, which is owned by our Executive Vice President, Chief Financial Officer and Treasurer and SNH’s former president and chief operating officer as of September 30, 2018 and to which we provide management services; and AIC, of which we, ABP Trust, SNH and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.
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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ABILITY TO OPERATE OUR SENIOR LIVING COMMUNITIES PROFITABLY,

•	OUR ABILITY TO COMPLY AND TO REMAIN IN COMPLIANCE WITH APPLICABLE MEDICARE, MEDICAID AND OTHER FEDERAL AND STATE REGULATORY, RULE MAKING AND RATE SETTING REQUIREMENTS,

•	OUR ABILITY TO MEET OUR RENT AND DEBT OBLIGATIONS,

•	OUR ABILITY TO CONTINUE AS A GOING CONCERN,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

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

•
AT SEPTEMBER 30, 2018, WE HAD $13.1 MILLION OF UNRESTRICTED CASH AND CASH EQUIVALENTS AND $52.8 MILLION AVAILABLE FOR BORROWING UNDER OUR CREDIT FACILITY. IN ADDITION, WE HAVE SOLD IMPROVEMENTS TO SNH IN THE PAST AND EXPECT IN THE FUTURE TO REQUEST TO SELL ADDITIONAL IMPROVEMENTS TO SNH FOR INCREASED RENT PURSUANT TO OUR LEASES WITH SNH. THESE STATEMENTS MAY IMPLY THAT WE HAVE SUFFICIENT CASH LIQUIDITY. HOWEVER, OUR OPERATIONS AND BUSINESS REQUIRE SIGNIFICANT AMOUNTS OF WORKING CASH AND REQUIRE US TO MAKE SIGNIFICANT CAPITAL EXPENDITURES TO MAINTAIN OUR COMPETITIVENESS. FURTHER, SNH IS NOT OBLIGATED TO PURCHASE IMPROVEMENTS WE MAY MAKE TO THE LEASED COMMUNITIES. IN ADDITION, WE MAY FAIL TO COMPLY WITH COVENANTS OR OTHER CONDITIONS TO OUR BORROWING AMOUNTS UNDER OUR CREDIT FACILITY. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT CASH LIQUIDITY,

•
ANY ACTIONS WE MAY TAKE TO ADDRESS THE CURRENT SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN MAY NOT BE SUCCESSFUL. FURTHER, ANY SUCH ACTIONS THAT MAY ADDRESS THAT CONCERN MAY ONLY PROVIDE RELIEF IN THE SHORT TERM AND COULD INCREASE OUR FUTURE COSTS AND THEREBY PREVENT OR LIMIT OUR ABILITY TO OPERATE PROFITABLY IN THE INTERMEDIATE OR LONGER TERM,

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

•
WE ARE NOT CURRENTLY IN COMPLIANCE WITH THE MINIMUM BID PRICE CONTINUED LISTING STANDARD OF THE NASDAQ STOCK MARKET LLC, OR NASDAQ, AND WE CANNOT BE SURE THAT WE WILL BE ABLE TO REGAIN AND/OR MAINTAIN COMPLIANCE WITH THIS LISTING STANDARD OR THAT WE WILL OTHERWISE BE IN COMPLIANCE WITH OTHER NASDAQ LISTING STANDARDS, WHICH COULD RESULT IN THE DELISTING OF OUR COMMON SHARES FROM NASDAQ,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING SNH, RMR LLC, ABP TRUST, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

•
OUR SENIOR LIVING COMMUNITIES ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, LICENSURE AND OVERSIGHT. WE SOMETIMES EXPERIENCE DEFICIENCIES IN THE OPERATION OF OUR SENIOR LIVING COMMUNITIES, AND SOME OF OUR COMMUNITIES MAY BE PROHIBITED FROM ADMITTING NEW RESIDENTS, OR OUR LICENSE TO CONTINUE OPERATIONS AT A COMMUNITY MAY BE REVOKED. ALSO, OPERATING DEFICIENCIES OR A LICENSE REVOCATION AT ONE OR MORE OF OUR SENIOR LIVING COMMUNITIES MAY HAVE AN ADVERSE IMPACT ON OUR ABILITY TO OPERATE, OBTAIN LICENSES FOR, OR ATTRACT RESIDENTS TO, OUR OTHER COMMUNITIES.

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

PART II.  Other Information

Item 1. Legal Proceedings

We are defendants in two lawsuits filed by former employees in California. The first lawsuit, Lefevre v. Five Star Quality Care, Inc. was filed in San Bernardino County Superior Court in May 2015 and the second lawsuit, Mandviwala v. Five Star Quality Care, Inc. d/b/a Five Star Quality Care - CA, Inc. and FVE Managers, Inc. was filed in Orange County Superior Court in July 2015. The claims asserted against us in the similar, though not identical, complaints include: (i) failure to pay all wages due, (ii) failure to pay overtime, (iii) failure to provide meal and rest breaks, (iv) failure to provide itemized, printed wage statements, (v) failure to keep accurate payroll records and (vi) failure to reimburse business expenses. Both plaintiffs assert causes of action on behalf of themselves and on behalf of other similarly situated employees, including causes of action pursuant to the California Labor Code Private Attorney General Act. We believe that the claims against us are without merit and intend to vigorously defend against them. The risks of litigation are uncertain, and litigation is usually expensive and can be distracting to management. We can provide no assurance as to the outcome of these lawsuits. Our costs related to this litigation were $0.4 million in 2017. We incurred an additional $0.6 million of costs related to this litigation during the nine months ended September 30, 2018. We did not incur any additional expenses during the three months ended September 30, 2018.

Procedurally, both matters were removed to the U.S. District Court for the Central District of California, or the District Court, where we filed motions to compel arbitration in each matter. In December 2015, our motions to compel arbitration in both cases were denied and we appealed each to the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit. In Lefevre, the Ninth Circuit affirmed the District Court’s decision. In Mandviwala, the Ninth Circuit affirmed the District Court’s decision in part and reversed the District Court’s decision in part. We filed petitions for writ of certiorari seeking review by the U.S. Supreme Court in both cases. The U.S. Supreme Court denied our petition for writ of certiorari in Mandviwala in June 2018 and denied our petition for writ of certiorari in Lefevre in October 2018. As a result, the merits of both cases will be decided in litigation in the District Court.

In addition, from time to time, we become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we do not believe any of our currently pending litigation is likely to have a material adverse effect on our business.

Item 1A. Risk Factors

There have been no material changes to the risk factors from those we previously disclosed in our Annual Report, except as follows:

We are not currently in compliance with Nasdaq’s minimum bid price continued listing standard. If our common shares continue to trade below $1.00 per share for a sustained period, or we fail to meet other Nasdaq continued listing standards, Nasdaq may determine to delist our common shares, which could negatively impact the market price and liquidity of our common shares and reduce our ability to raise additional capital.

On October 22, 2018, we received a notification letter from Nasdaq informing us that, for the prior 30 consecutive business days, the bid price of our common shares had closed below $1.00 per common share, which is the minimum required closing bid price for continued listing on Nasdaq pursuant to Listing Rule 5550(a)(2). Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180 calendar day grace period, or until April 22, 2019, to regain compliance with the minimum bid price continued listing standard. To regain compliance, the closing bid price of our common shares must meet or exceed $1.00 per common share for a minimum of 10 consecutive business days during the 180 calendar day grace period. If we are not in compliance by April 22, 2019, we may be afforded a second 180 calendar day grace period. To qualify for this additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq with the exception of the minimum bid price requirement. If we do not regain compliance within the allotted period(s), including any extensions that we may receive, Nasdaq will provide notice that our common shares will be subject to delisting.

We are monitoring the bid price of our common shares and are considering options available to us to achieve compliance with the minimum bid price continued listing standard; however, we cannot be sure that we will be able to regain and/or maintain compliance with this listing standard or that we will otherwise be in compliance with other Nasdaq listing standards. If we fail to regain and/or maintain compliance with the minimum bid price requirement or to meet other applicable continued listing standards of Nasdaq in the future, and Nasdaq determines to delist our common shares, the market price and liquidity of our common shares could be negatively impacted and our ability to raise additional capital could be reduced.

Our ability to meet operating and capital expenses and debt service obligations depends on many factors beyond our control, and our management has determined that, in light of our recurring operating losses, there is substantial doubt as to our ability to continue as a going concern.

Our principal sources of funds to meet operating and capital expenses and debt service obligations are cash flows from operating activities, unrestricted cash balances, borrowings under our credit facility and proceeds from our sales to SNH of qualified capital improvements we may make to communities that we lease from SNH for increased rent pursuant to our leases. At September 30, 2018, we have an accumulated deficit of $268,967 and we have incurred operating losses in each of the last three years.

Our financial statements have been prepared on the basis that we will continue as a going concern, which accordingly assumes, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. As discussed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, our management has concluded that certain conditions and events that we face raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued, or November 14, 2018. Our continuation as a going concern is dependent upon many factors, including our ability to increase our revenues, reduce our costs and/or pursue other transactions to be able to continue to fund our operating and capital requirements and meet our debt covenant obligations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. We cannot be sure that we will be able to obtain any such needed additional funds by any of the foregoing or other means, and any such funds we may obtain may not be sufficient. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE STAR SENIOR LIVING INC.
/s/ Bruce J. Mackey Jr.
Bruce J. Mackey Jr.
President and Chief Executive Officer
Dated: November 14, 2018

/s/ Richard A. Doyle
Richard A. Doyle
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 14, 2018